Form 10-Q
period 1995-12-31
CEL SCI CORP
filed 1996-04-10
CIK 725363

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995.

                               OR
( )                             TRANSITION REPORT PURSUANT TO
SECTION 13 OR 15 (d) OF
                                              THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from _______________ to
______________.

Commission File Number 0-11503

                      CEL-SCI CORPORATION


Colorado
84-0916344
____________________________
____________________________
             State          or         other
jurisdiction
(IRS) Employer

incorporation Identification Number

                66 Canal Center Plaza, Suite 510
                  Alexandria, Virginia  22314
                 _____________________________
             Address of principal executive offices

                        (703)  549-5293
                 _____________________________
       Registrant's telephone number, including area code

           Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.
          Yes ____X_____                No __________
Class     of     Stock              No.    Shares
Outstanding
Date
Common                 5,809,914                    February
20,
1996

                                                    Page 1 of
___ pages

                       TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1.                                                Page
     Balance Sheets                                     3-4
     Statements of Operations                            5
     Statements of Cash Flow                             6
     Notes to Financial Statements                            7

Item 2.
           Management's       Discussion       and
Analysis
9


PART II

Item 5.
     Other Information                                  10

Item 6.
     Exhibits and Reports on Form 8-K                        10
     Signatures                                         11







                      CEL-SCI CORPORATION

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                          THREE MONTHS ENDED DECEMBER 31, 1995
                          AND 1994 (unaudited)


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     Basis of Presentation


     The accompanying financial statements have been prepared in accordance with rules established by the Securities
     and Exchange  Commission  for  Form  10-Q.   Not  all
     financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. The reader is referred to the Company's Financial Statements included in the registrant's Annual Report on Form 10-K for the year ended September 30, 1995. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of December 31, 1995 and the results of operations for the three-
     month period then  ended  have been   made.   Significant
     accounting policies have been consistently applied in the interim financial statements and the annual financial statements.
          Investments
     Effective September  30,  1994, the Company  adopted,  on
               a prospective basis, Statement of
     Financial Accounting Standard No. 115, "Accounting for Certain Debt and Equity Securities" (SFAS 115) and revised its policy for investments. Investments that may be sold as part of the liquidity management of the Company or for other factors are classified as available-for-sale and are carried at fair market value. Unrealized gains
     and losses on  such securities   are  reported  as  a
     separate   component   of stockholders' equity.  Realized
     gains and losses on sales of securities are reported in earnings and computed using the specific identified
     cost basis.   As of December 31,  1995, there is no effect
     on the Company's financial statements.


     Loss per Share

     Net loss per common share is based on the weighted average number of common shares outstanding during the period. Common stock equivalents, including options to purchase common stock, are excluded from the calculation as they are antidilutive.

     Long-lived Assets

      Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived
Assets to be Disposed of" is effective for financial statements for fiscal  years beginning after December 15, 1995.  It is

     the Company's  opinion that the adoption of the statement

     would have no material effect on its Financial Statements.



                      CEL-SCI CORPORATION

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                          THREE MONTHS ENDED DECEMBER 31, 1995
                          AND 1994 (unaudited)
                          (continued)


B.   JOINT VENTURE

     On  October 30, 1995, the Company announced it had
     acquired Alpha  1  Biomedical's interest in Viral
     Technologies, Inc. ("VTI"). VTI was formed by the two companies in 1986. This transaction gives CEL-SCI 100% ownership of VTI. Under the terms of the agreement, CEL-SCI gave Alpha 1 Biomedicals, Inc. 159,170 shares of CEL-SCI common stock as the purchase price for net assets with a fair value  of  approximately $170,000.
     The acquisition was accounted for under the purchase method of accounting; and as the acquisition represents  primarily  research and development  costs,
     the purchase price was expensed and is included as
     research  and development expense for the three months
     ended December  31, 1995.   The  contract also contains
     provisions allowing  for the  repurchase  of  the shares
     by CEL-SCI  and  limits  the amount of shares that can be
     sold in the open market at  any given  time.
     Effective October 31, 1995, the  Company  has
     consolidated  CEL-SCI's and VTI's financial  statements
     and the consolidated financial statements reflect the
     results of VTI's  operations  since  the date  of
     acquisition.    This results  in  a significant increase
     in patent costs on the consolidated balance sheet. Intercompany accounts are eliminated upon consolidation.
C.   CONSTRUCTION OF NEW LABORATORY AND FUNDING
     On January 31, 1994, the Company entered into a leasing agreement with a non-affiliated landlord for 7,800 square feet at 4820 Seton Drive, Baltimore, Maryland.
     In the spring of 1994 the commenced construction of the new laboratory. The cost of the laboratory buildout and equipment was approximately $1,100,000. To fund this laboratory, the Company borrowed funds from a bank at a rate of prime plus 2%. The outstanding loan balance at December 31, 1995 is

                    $750,418. CEL-SCI CORPORATION

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

     The Company has had only limited revenues from operations since its inception in March 1983. The Company has relied upon proceeds realized from the public and private sale of its Common Stock and short-term borrowings to meet its funding requirements. Funds raised by the Company have been expended primarily in connection with the acquisition of an exclusive worldwide license to certain patented and unpatented proprietary technology and know-how relating to the human immunological defense
system,  the funding  of  VTI's  research  and  development
program,   patent applications, the repayment of debt, the
continuation of Companysponsored research and development and administrative costs, and the construction of laboratory
facilities.   Inasmuch  as  the Company does not anticipate
realizing significant revenues until such time as it enters into licensing arrangements regarding the technology and know-how licensed to it or until such time it receives permission to sell its product (which could take a number of years), the Company is mostly dependent upon short-term borrowings and the proceeds from the sale of its securities to meet all of its liquidity and capital resource requirements.

      In  February,  1992, the Company sold  1,035,000  Units
at $15.50  per  Unit in a public offering.  Each unit
consisted  of five  shares  of  Common  Stock and five  Common
Stock  Purchase Warrants.   Ten  Warrants  entitle the  holder
to  purchase  one additional share of Common Stock at a price of $46.50  per  share prior to February 7, 1997.
      In June and September, 1995, the Company completed private offerings whereby it sold a total of 1,150,000 units at
$2.00 per unit.   Each unit consisted of one share of Common
Stock and  one Warrant.   Each  Warrant  entitles the  holder
to  purchase  one additional share of Common Stock at a price of $3.25 per share at any time prior to June 30, 1997.  The net
proceeds to the Company from   these  offerings,  after  the
payment  of  Sales  Agent's
commissions  and  other  offering  expenses,  were
approximately $2,000,000.   On November 30, 1995 the Company and
the investors in these Private Offerings agreed to reduce the exercise price of the Warrants to $1.60 per share in return for the commitment on the part of the investors to exercise 312,500 Warrants ($500,000) prior to December 23, 1995 and an additional 312,500 Warrants ($500,000) prior to January 31, 1996.
Results of Operations
      Interest income during the three months ending December
31, 1995  reflects  interest  accrued on investments.   The
interest income has declined from the previous year because the interest income from the loans to VTI is eliminated upon consolidation. Research and development expenses increased because of the consolidation of Cel-Sci and Viral Technologies research and development expenses. In addition, the purchase of the second 50% of VTI from Alpha 1 was expensed as research and development cost. (See Note B.) Before consolidation, Cel-Sci's research and development costs decreased by approximately $100,000 due to cost savings achieved from the consolidation of research in the Company's new lab. General and administrative expenses
increased due               to  interest  expense  on  the  note
and  because  of  the
consolidation of Cel-Sci and Viral Technologies general and administrative expenses.


                             PART II

Item 5.  Other Information

In  December,  1995,  Cel-Sci's subsidiary,  Viral
Technologies, (VTI) began phase I human testing in HIV-positive individuals in a clinical trial in California. The trial will involve injecting 22 individuals with CD4 counts between 50 and 600 with VTI's HGP30 HIV immunogen in a series of three injections over a period of six months.


On January 4, 1996, the Company announced that it had acquired a new patented medical technology which directs the body to chose a specific immune response. This new T-cell Modulation Process using "heteroconjugates" was acquired from CELL MED, Inc. of Columbia, Maryland.


Item 6.

     (a)    Exhibits
          No exhibits are filed with this document.
     (b)    Reports on Form 8-K
          The Company filed no reports on Form 8-K during the fiscal quarter ended December 31, 1995.
                           SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CEL-SCI Corporation

Date:_______________, 1996         ____________________________
                                   Geert Kersten
                                   Chief Executive Officer*




*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.

Item 1.   FINANCIAL STATEMENTS
CEL-SCI CORPORATION

- -------------------

CONSOLIDATED CONDENSED BALANCE
SHEETS

- ------------------------

ASSETS

(unaudited)

                                  December 31,    September
                                                     30,
                                        1995         1995
CURRENT ASSETS:

  Cash and cash equivalents         $3,040,412     $3,886,950
  Investments, net                     170,000        170,000
  Interest receivable                   66,143         64,080
  Prepaid expenses                     303,962        341,295
  Advances to officer/shareholder
    and employees                        6,930         13,234

                                     3,587,447      4,475,559

RECEIVABLE FROM JOINT VENTURE                0        522,695

RESEARCH AND OFFICE EQUIPMENT-
  Less accumulated depreciation
  of $678,605 and $589,897           1,040,549      1,102,038

DEPOSITS                                18,178         18,178

PATENT COSTS- less accumulated
    amortization of
    $318,723 and $239,490              423,467        240,541
                                    $5,069,641     $6,359,011

               See notes to
condensed financial statements.

                                  3


CEL-SCI CORPORATION

- -------------------
CONSOLIDATED CONDENSED BALANCE
SHEETS

- ------------------------

(continued)


LIABILITIES AND STOCKHOLDERS'
EQUITY

(unaudited)

                                  December 31,    September
                                                     30,
                                        1995         1995
CURRENT LIABILITIES:
  Accounts payable                  $64,071.00    $248,488.00
  Current portion note payable         243,372        243,372
       Total current liabilities       307,443        491,860

NOTE PAYABLE                           507,046        567,891
DEFERRED RENT                           24,959         24,959
EQUITY IN SUBSIDIARY                         0        432,268
       Total liabilities               839,448      1,516,978
STOCKHOLDERS' EQUITY

  Preferred stock, $.01
    par value; authorized,
    200,000 shares; none issued
                                  -              -
  Common stock, $.01 par
    value; authorized,
    100,000,000 shares;
    issued and outstanding,
    5,809,914 and
    5,338,244 shares                    58,099         53,382
  Additional paid-in capital        29,911,265     28,799,198
  Deficit                         (25,739,171)   (24,010,547)

    TOTAL STOCKHOLDERS'
      EQUITY                         4,230,193      4,842,033

                                    $5,069,641     $6,359,011

               See notes to
condensed financial statements.

                                  4


CEL-SCI CORPORATION

- -------------------

CONSOLIDATED CONDENSED STATEMENTS
OF OPERATIONS

- ---------------------------------

(unaudited)

                                  Three Months
                                  Ended

                                  December 31,
                                        1995           1994
REVENUES:
  Interest income                      $44,421       $116,701
  Other income                          18,080              -

  TOTAL INCOME                          62,501        116,701

EXPENSES:
  Research and development           1,238,197        618,636
  Depreciation and
    amortization                        71,268         66,775
  General and administrative           477,888        398,281

    TOTAL OPERATING EXPENSES         1,787,353      1,083,692

  EQUITY IN LOSS OF JOINT VENTURE      (3,772)      (181,578)
                                     1,791,125      1,265,270

NET LOSS                            $1,728,624     $1,148,569

LOSS PER COMMON SHARE                    $0.32          $0.27
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                 5,457,431      4,188,244

               See notes to
condensed financial statements.

                                  5





CEL-SCI CORPORATION

- -------------------

CONSOLIDATED CONDENSED STATEMENTS
OF CASH FLOW

- ---------------------------------

(unaudited)

                                  Three Months
                                  Ended

                                  December 31,
                                         1995           1994
CASH FLOWS FROM OPERATING
  ACTIVITIES:
NET LOSS
                                  $(1,728,624)   $(1,148,569)
Adjustments to reconcile net loss
to
  net cash used in operating
activities:
  Depreciation and amortization         71,268         66,775
  Equity in loss of joint venture        3,772        181,578
  Amortization of premium on       -                        -
investments
  Realized loss on sale of                              5,962
investments
Changes in assets and
liabilities:

  Decrease (increase) in interest  (2,063)             23,999
receivable
  Decrease (increase) in prepaid   37,333                  78
expenses
  Decrease (increase) in advances  6,304                (844)
  Decrease (increase) in
receivable from
    joint venture                  -                 (38,292)
  Increase (decrease) in equity    432,268
in subsidiary
  Increase (decrease) in accounts  (184,417)        (255,546)
payable
NET CASH USED IN OPERATING         (1,364,159)    (1,164,859)
ACTIVITIES
CASH FLOWS PROVIDED BY (USED IN)
INVESTING ACTIVITY:
  Purchase of 50% of Viral           (533,433)              -
Technologies from Alpha 1
  Sales of investments                       -        690,900
  Advance to Joint Venture                   -       (34,455)
  Payment on note                     (60,845)          (797)
  Purchase of research and office            -      (112,211)
equipment
  Patent costs                         (4,885)              -
NET CASH USED IN INVESTING           (599,163)        543,437
ACTIVITY

CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES:
  Issuance of common stock           1,116,784              -
NET CASH PROVIDED BY FINANCING       1,116,784              -
ACTIVITIES
NET INCREASE IN CASH                 (846,538)      (621,422)

CASH AND CASH EQUIVALENTS:
  Beginning of period                3,886,950      3,370,713

  End of period                     $3,040,412     $2,749,291

                    See notes to
condensed financial statements.
                                       6