Form 10-Q/A
period 1995-12-31
CEL SCI CORP
filed 1996-04-10
CIK 725363

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q/A
                         AMENDMENT NO. 1
(Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

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

                       Page 1 of 11 pages

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







                      CEL-SCI CORPORATION

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

          THREE MONTHS ENDED DECEMBER 31, 1995 AND 1994
                          (unaudited)

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission for Form 10-Q. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. The reader is referred to the Company's Financial Statements included in the registrant's Annual Report on Form 10-K for the year ended September 30, 1995. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of December 31, 1995 and the results of operations for the three-month period then ended have been made. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.

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

C.   CONSTRUCTION OF NEW LABORATORY AND FUNDING

     On January 31, 1994, the Company entered into a leasing a greement with a non-affiliated landlord for 7,800 square
     feet  at  4820  Seton Drive, Baltimore,  Maryland.   In  the
     spring of 1994 the commenced construction of the new laboratory. The cost of the laboratory buildout and equipment was approximately $1,100,000. To fund this laboratory, the Company borrowed funds from a bank at a rate of prime plus 2%. The outstanding loan balance at December 31, 1995 is $750,418.

                    CEL-SCI CORPORATION

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

      The Company has had only limited revenues from operations since its inception in March 1983. The Company has relied upon proceeds realized from the public and private sale of its Common Stock and short-term borrowings to meet its funding requirements. Funds raised by the Company have been expended primarily in connection with the acquisition of an exclusive worldwide license to certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, the funding of VTI's research and development program, patent applications, the repayment of debt, the continuation of Company-sponsored research and development and administrative costs, and the construction of laboratory facilities. Inasmuch as the Company does not anticipate realizing significant revenues until such time as it enters into licensing arrangements regarding the technology and know-how licensed to it or until such time it receives permission to sell its product (which could take a number of years), the Company is mostly dependent upon short-term borrowings and the proceeds from the sale of its securities to meet all of its liquidity and capital resource requirements.

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




                            PART II

Item 5.  Other Information

In  December,  1995,  Cel-Sci's subsidiary,  Viral  Technologies,
(VTI) began phase I human testing in HIV-positive individuals in a clinical trial in California. The trial will involve injecting 22 individuals with CD4 counts between 50 and 600 with VTI's HGP-30 HIV immunogen in a series of three injections over a period of six months.

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



                                   CEL-SCI Corporation



Date:  April 2, 1996                       /s/ Geert Kersten
                                   Geert Kersten
                                   Chief Executive Officer*




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

                                          5


CEL-SCI CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH
FLOW

(unaudited)


                                         Three Months  E
                                                       n
                                                       d
                                                       e
                                                       d
                                                       D
                                                       e
                                                       c
                                                       e
                                                       m
                                                       b
                                                       e
                                                       r
                                                       3
                                                       1
                                                       ,
                                                  1995          1994
CASH FLOWS FROM OPERATING
  ACTIVITIES:
NET LOSS
                                          $(1,728,624)   $(1,148,569)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                 71,268         66,775
  Equity in loss of joint venture                3,772        181,578
  Amortization of premium on investments   -                         -
  Realized loss on sale of investments                           5,962
  Research and develolpment expense        536,619
related to VTI purchase                                  -
Changes in assets and liabilities, net of
effects from purchase of VTI:
  Decrease (increase) in interest          (2,063)              23,999
receivable
  Decrease (increase) in prepaid expenses  37,333                   78
  Decrease (increase) in advances          6,304                 (844)
  Decrease (increase) in receivable from                      (38,292)
joint venture                             -
  Increase (decrease) in accounts payable  (184,417)         (255,546)
NET CASH USED IN OPERATING ACTIVITIES      (1,259,808)    (1,164,859)
CASH FLOWS PROVIDED BY (USED IN)
INVESTING ACTIVITIES:
  Sales of investments                               -        690,900
  Advance to Joint Venture                           -       (34,455)
  Payment on note                             (80,845)          (797)
  Purchase of research and office                    -      (112,211)
equipment
  Patent costs                                 (5,885)              -
NET CASH USED IN INVESTING ACTIVITIES         (86,730)        543,437
CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES:
  Issuance of common stock                     500,000              -
NET CASH PROVIDED BY FINANCING ACTIVITIES      500,000              -
NET INCREASE IN CASH                         (846,538)      (621,422)
CASH AND CASH EQUIVALENTS:
  Beginning of period                        3,886,950      3,370,713
  End of period                             $3,040,412     $2,749,291
NON-CASH TRANSACTION:
  In October 1995, CEL-SCI issued 159,170
shares of Common
  Stock as consideration for the purchase
of the remaining 50%
  interest in VTI.  In conjunction with
the acquisition, CEL-SCI
obtained net assets with a fair value of approximately $170,000.

                                                6