Form 10-Q
period 1996-03-31
CEL SCI CORP
filed 1996-05-22
CIK 725363

CEL-SCI CORPORATION

   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     SIX MONTHS ENDED MARCH 31, 1996 AND 1995
     (unaudited)

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

      The accompanying financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission for Form 10-Q. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. The reader is referred to the Company's Financial
Statements included in the registrant's Annual Report on Form 10-K for the year ended September 30, 1995. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of March 31, 1996 and the results of operations for the six-month period then ended have been made. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.

     Investments

Effective September 30, 1994, the Company adopted, on a
prospective basis, Statement of Financial Accounting
Standard No. 115, "Accounting for Certain Debt and Equity
Securities" (SFAS 115) and revised its policy for
investments.  Investments that may be sold as part of the
liquidity management of the Company or for other factors
are
classified as available-for-sale and are carried at fair
market value.  Unrealized gains and losses on such
securities are reported as a separate component of
stockholders' equity.  Realized gains and losses on sales
of securities are reported in earnings and computed using
the specific identified cost basis.   As of March 31, 1996,
there is no effect on the Company's financial statements.


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


     CEL-SCI CORPORATION

   NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

     SIX MONTHS ENDED MARCH 31, 1996 AND 1995
     (unaudited)
     (continued)


B.   JOINT VENTURE

On October 30, 1995, the Company announced it had acquired
Alpha 1 Biomedical's interest in Viral Technologies, Inc.
("VTI").  VTI was formed by the two companies in 1986.
This transaction gives CEL-SCI 100% ownership of VTI.
Under the terms of the agreement, CEL-SCI gave Alpha 1
Biomedicals, Inc. 159,170 shares of CEL-SCI common stock as
the purchase price for net assets with a fair value of
approximately $170,000.  The acquisition was accounted for
under the purchase method of accounting; and as the
acquisition represents primarily research and development
costs, the purchase price was expensed and is included as
research and development expense for the six months ended
March 31, 1996.
Effective October 31, 1995, the Company has consolidated
CELSCI's and VTI's financial statements and the
consolidated financial statements reflect the results of
VTI's operations since the date of acquisition.   This
results in a significant increase in patent costs on the consolidated balance sheet. Intercompany accounts are eliminated upon consolidation.

C.   CONSTRUCTION OF NEW LABORATORY AND FUNDING

On January 31, 1994, the Company entered into a leasing
agreement with a non-affiliated landlord for 7,800 square
feet in Baltimore, Maryland.  In the spring of    1994 the
Company commenced construction of the new laboratory. The
cost of the laboratory buildout and equipment  was
approximately $1,100,000.   To  fund this laboratory,  the
Company borrowed funds from a bank at a rate of prime plus
2%. The outstanding loan balance at March 31, 1996 is $689,573.
     CONVERTIBLE DEBENTURES
On March 28, 1996, the Company raised $1,250,000 in a private placement. The placement was structured as a convertible debenture. It is convertible into Cel-Sci common stock prior to December 1, 1996. The money will be used for research and development and clinical trials with the Company's cancer and HIV products.




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


     In June and September, 1995, the Company completed private offerings whereby it sold a total of 1,150,000 units at $2.00 per unit. Each unit consisted of one share of Common Stock and one Warrant. Each Warrant entitles the holder to purchase one additional share of Common
Stock at a price of $3.25 per share at any time prior to June 30, 1997.
The net proceeds to the Company from these offerings, after the payment of Sales Agent's commissions and other offering expenses, were approximately $2,000,000. On
November 30, 1995 the Company and the investors in these Private Offerings agreed to reduce the exercise price of the Warrants to $1.60 per share in return for the commitment on the part of the investors to exercise
312,500 Warrants ($500,000) prior to December 23, 1995 and an additional 312,500 Warrants ($500,000) prior to January
31, 1996.  All of these warrants were exercised.

Results of Operations

     Interest income during the six months ending March
31, 1996 reflects interest accrued on investments. The interest income has declined from the previous year because the interest income from the loans to VTI is eliminated upon consolidation. Research and development expenses increased because of the consolidation of Cel-Sci and Viral Technologies research and development expenses.
In addition, the purchase of the second 50% of VTI from Alpha 1 was expensed as research and development cost.
(See Note B.) Research and development expenses have also increased due to new research on the TB vaccine. (See
Item 5.) General and administrative expenses increased due to interest expense on the note and due to the consolidation of Cel-Sci and Viral Technologies general and administrative expenses and increased expenses related to corporate development and money raising.


     PART II

Item 5.  Other Information

In December, 1995, Cel-Sci's subsidiary, Viral
Technologies, (VTI) began phase I human testing in HIV-positive individuals in a clinical trial in California.
The trial will involve injecting 22 HIV-infected individuals with VTI's HGP-30 HIV immunogen in a series of three injections over a period of six months.


On January 4, 1996, the Company announced that it had acquired a new patented medical technology which directs the body to chose a specific immune response. This new T-cell Modulation Process using "heteroconjugates" was acquired from CELL MED, Inc. of Columbia, Maryland. On
April 30, the Company announced that a report of results obtained with its Tuberculosis (TB) vaccine product has been accepted for presentation at the American Society of Microbiology meeting. The meeting will be held in New
Orleans in late May. The results showed that the proprietary heteroconjugate technology is able to induce an important cellular immune response against a TB antigen. In addition, the results also showed that the antibodies produced by CelSci's technology are much better able to recognize various TB strains than antibodies produced by conventional technology.


The U.S. Food and Drug Administration (FDA) cleared two human clinical studies with Cel-Sci's investigational immunotherapy drug, MultikineTM on February 27, 1996. The studies focus on prostate cancer and head and neck cancer.
The prostate cancer study will be conducted in Philadelphia, Pennsylvania and the head and neck cancer study will be conducted in both the U.S. and Canada.
On March 13, 1996, Cel-Sci and the University of Nebraska
Medical Center announced promising results from a booster immunization clinical study with the HGP-30 AIDS
Immunogen. All five of the volunteers tested who had been vaccinated with Cel-Sci's Immunogen showed significantly increased levels of protection against AIDS virus challenge in SCID (Severe Combined Immunodeficient) mice.
Item 6.
     (a)    Exhibits
         No exhibits are filed with this document.

     (b)    Reports on Form 8-K

The Company filed no reports on Form 8-K during the fiscal quarter ended March 31, 1996.



     SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   CEL-SCI Corporation

Date:_______________, 1996         By:  Geert R. Kersten
                                Chief Executive Officer*




*Also signing in the capacity of the Chief Accounting
Officer and Principal Financial Officer.

Item 1.   FINANCIAL STATEMENTS


CEL-SCI CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

ASSETS

(unaudited)

                                   March 31,
September
                                                     30,
                                      1996           1995
CURRENT ASSETS:
  Cash and cash equivalents         $3,803,786
$3,886,950
  Investments, net                     170,000
170,000
  Interest receivable                   86,610
64,080
  Prepaid expenses                     242,812
341,295
  Advances to officer/shareholder
    and employees                      134,644
13,234

                                     4,437,852
4,475,559

RECEIVABLE FROM JOINT VENTURE                0
522,695

RESEARCH AND OFFICE EQUIPMENT-
  Less accumulated depreciation
  of $740,239 and $589,897             981,823
1,102,038

DEPOSITS                                18,178
18,178

PATENT COSTS- less accumulated
    amortization of
    $325,782 and $239,490              423,174
240,541
                                    $5,861,027
$6,359,011

See notes to condensed financial statements.

CEL-SCI CORPORATION

CONSOLIDATED CONDENSED BALANCE
SHEETS

 (continued)


LIABILITIES AND STOCKHOLDERS'
EQUITY

(unaudited)

                                   March 31,
September
                                                     30,
                                      1996           1995
CURRENT LIABILITIES:
  Accounts payable                     $57,787
$248,488
  Current portion note payable         243,372
243,372
       Total current liabilities       301,159
491,860

NOTE PAYABLE                           446,201
567,891
CONVERTIBLE DEBENTURE                1,250,000
                                                 -
DEFERRED RENT                           24,959
24,959
EQUITY IN SUBSIDIARY                         0
432,268
       Total liabilities             2,022,319
1,516,978

STOCKHOLDERS' EQUITY

  Preferred stock, $.01
    par value; authorized,
    200,000 shares; none issued
  Common stock, $.01 par
    value; authorized,
    100,000,000 shares;
    issued and outstanding,
    6,328,581 and
    5,338,244 shares                    63,286
53,382
  Additional paid-in capital        30,904,595
28,799,198
  Deficit                         (27,014,373)
(24,010,547)
  Short-term note receivable from    (114,800)
shareholder                                      -

    TOTAL STOCKHOLDERS'
      EQUITY                         3,838,708
4,842,033

                                    $5,861,027
$6,359,011

See notes to condensed financial statements.

CEL-SCI CORPORATION

CONSOLIDATED CONDENSED STATEMENTS
OF OPERATIONS

 (unaudited)

                                  Six Months
                                  Ended

                                             March 31,
                                      1996           1995
REVENUES:

  Interest income                      $84,914
$190,306
  Other income                          25,406
17,611

  TOTAL INCOME                         110,320
207,917

EXPENSES:
  Research and development           1,750,694
1,149,943
  Depreciation and
    amortization                       139,962
133,986
  General and administrative         1,219,719
778,248

    TOTAL OPERATING EXPENSES         3,110,375
2,062,177

  EQUITY IN LOSS OF JOINT VENTURE      (3,772)
(290,340)
                                     3,114,147
2,352,517

NET LOSS                            $3,003,827
$2,144,600

LOSS PER COMMON SHARE                    $0.52
$0.51
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                 5,825,011
4,188,244

See notes to condensed financial statements.

CEL-SCI CORPORATION

CONSOLIDATED CONDENSED STATEMENTS
OF OPERATIONS

 (unaudited)

                                  Three Months
                                  Ended

                                  March 31,
                                      1996           1995
REVENUES:
  Other income                          $7,326
$17,611
  Interest Income                       40,493
73,605

    TOTAL INCOME                        47,819
91,216

EXPENSES:
  Research and development             512,497
531,307
  Depreciation and
    amortization                        68,694
67,211
  General and administrative           741,831
379,968
    TOTAL OPERATING EXPENSES         1,323,022
978,486

  EQUITY IN LOSS OF JOINT VENTURE            0
(108,761)

                                     1,323,022
1,087,247

NET LOSS                            $1,275,203
$996,031


LOSS PER COMMON SHARE              $              $
                                  0.21           0.24
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                 6,196,630
4,188,244

See notes to condensed financial statements.

CEL-SCI CORPORATION

CONSOLIDATED CONDENSED STATEMENTS
OF CASH FLOW

 (unaudited)
                                  Six Months
                                  Ended

                                  March 31,
                                      1996           1995
CASH FLOWS FROM OPERATING
  ACTIVITIES:
NET LOSS
                                  $(3,003,827)
$(2,144,600) Adjustments to reconcile net loss
to
  net cash used in operating
activities:
  Depreciation and amortization        139,962
133,986
  Equity in loss of joint venture        3,772
290,340
  Research and development
expense related
    to purchase of Viral               515,617
Technologies, Inc.
  Amortization of premium on       -
18,722
investments
  Realized loss on sale of
12,965
investments
Changes in assets and
liabilities, net of effect from
purchase
    of Viral Technologies, Inc.:
  Decrease (increase) in interest  (22,530)
6,449
receivable
  Decrease (increase) in prepaid   98,483
(19,924)
expenses
  Decrease (increase) in advances  (121,409)
(9,356)
  Decrease (increase) in
receivable from
    joint venture                  -
(79,128)
  Increase (decrease) in accounts  (190,701)
(177,918)
payable
NET CASH USED IN OPERATING         (2,580,633)
(1,968,464)
ACTIVITIES
CASH FLOWS PROVIDED BY (USED IN)
INVESTING ACTIVITY:
  Sales of investments                       -
1,487,866
  Advance to Joint Venture                   -
(208,655)
  Payment on note                    (121,690)
(60,845)
  Purchase of research and office      (2,907)
(120,932)
equipment
  Patent costs                        (11,651)
- -
NET CASH USED IN INVESTING           (136,248)
1,097,434
ACTIVITY

CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES:
  Issuance of convertible            1,250,000
205,195
debenture
  Issuance of common stock           1,383,717
- -
NET CASH PROVIDED BY FINANCING       2,633,717
205,195
ACTIVITIES
NET (DECREASE) INCREASE IN CASH       (83,164)
(665,835)

CASH AND CASH EQUIVALENTS:
  Beginning of period                3,886,950
3,370,713

  End of period                     $3,803,786
$2,704,878
NON-CASH TRANSACTION:  In October
1995, Cel-Sci issued 159,170
shares of common stock as consideration for the purchase of the remaining 50% of Viral Technology, Inc. In conjunction with the acquisition,
CEL-SCI obtained
net assets with a fair value of
approximately $170,000.
NON-CASH TRANSACTION:  In March,
1996,  a shareholder of the
corporation exercised options to
purchase
40,000 shares of common stock.
The shareholder signed a note for
the stock, agreeing to pay the
note by the
end of June, 1996.

See notes to condensed financial statements.