Form 10-Q
period 1996-06-30
CEL SCI CORP
filed 1996-07-18
CIK 725363

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996.

                               OR
 ( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from __________ to ______________.

Commission File Number 0-11503

                      CEL-SCI CORPORATION


          Colorado                          84-0916344

State or other jurisdiction               (IRS) Employer
      incorporation                   Identification Number

                66 Canal Center Plaza, Suite 510
                  Alexandria, Virginia  22314
                 _____________________________
            Address of principal executive offices

                        (703)  549-5293
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

          Yes ____X_____                No __________

Class of Stock         No. Shares Outstanding         Date
     Common                  7,046,902           July 15, 1996

                         Page 1 of ___ pages

                        TABLE OF CONTENTS
PART I  FINANCIAL INFORMATION
Item 1.                                                Page
     Balance Sheets                                     3-4
     Statements of Operations                           5-6
     Statements of Cash Flow                            7-8
     Notes to Financial Statements                        9


Item 2.
           Management's Discussion and Analysis         11


PART II

Item 6.
     Exhibits and Reports on Form 8-K                   12
     Signatures                                         13







                       CEL-SCI CORPORATION

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

            NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                           (unaudited)

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying financial statements have been prepared
     in accordance with rules established by the Securities and
     Exchange  Commission for Form 10-Q.   Not all financial
     disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. The reader is referred to the Company's Financial Statements included in the registrant's Annual Report on Form 10-K for the year ended September 30, 1995. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of June 30, 1996 and the results of operations for the nine-month period then ended have been made. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.

     Investments

     Effective September 30, 1994, the Company adopted, on a prospective basis, Statement of Financial Accounting Standard No. 115, "Accounting for Certain Debt and Equity Securities" (SFAS 115) and revised its policy for investments. Investments that may be sold as part of the liquidity management of the Company or for other factors are classified as available-for-sale and are carried at fair market value. Unrealized gains and losses on such securities are reported as a separate component of stockholders' equity. Realized gains and losses on sales of securities are reported in earnings and computed using the specific identified cost basis. As of June 30, 1996, there is no effect on the Company's financial statements.

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

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

            NINE MONTHS ENDED JUNE 30, 1996 AND 1995
                           (unaudited)
                           (continued)


B.   JOINT VENTURE

     On  October 30, 1995, the Company announced it had
     acquired Alpha 1 Biomedical's interest in Viral Technologies, Inc. ("VTI"). VTI was formed by the two companies in 1986. This transaction gives CEL-SCI 100% ownership of VTI. Under the terms of the agreement, CEL-SCI gave Alpha 1 Biomedicals, Inc. 159,170 shares of CEL-SCI common stock as the purchase price for net assets with a fair value of approximately $170,000. The acquisition was accounted for under the purchase method of accounting; and as the acquisition represents primarily research and development costs, the purchase price was expensed and is included as research and development expense for the nine months ended June 30, 1996. Effective October 31, 1995, the Company has consolidated CELSCI's and VTI's financial statements and the consolidated financial statements reflect the results of VTI's operations since the date of acquisition.
     This  results   in   a significant  increase in patent
     costs  on  the  consolidated balance  sheet.   Intercompany
     accounts are eliminated  upon consolidation.

C.   CONSTRUCTION OF NEW LABORATORY AND FUNDING

     On January 31, 1994, the Company entered into a leasing agreement with a nonaffiliated landlord for 7,800 square feet in Baltimore, Maryland. In the spring of 1994 the Company commenced construction of the new laboratory. The cost of the laboratory buildout and equipment was
     approximately $1,100,000.   To  fund this laboratory,
     the    Company borrowed funds from a bank at a rate of
     prime plus 2%. The outstanding loan balance at June 30, 1996 is $628,729.

D.    CONVERTIBLE DEBENTURES
     On  March  28,  1996,  the Company raised  $1,250,000  in
     a private  placement.   The  placement  was  structured
     as  a convertible  debenture.   It  is  convertible  into
     Cel-Sci common stock prior to December 1, 1996. The money will be used for research and development and clinical trials with the Company's cancer and HIV products. As of June 30, 1996, $825,000 of the debentures were converted into 165,000 shares of the Company's common stock.




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

Results of Operations

      Interest income during the nine months ending June 30, 1996 reflects interest accrued on investments. The interest income has declined from the previous year because the interest income from the loans to VTI is eliminated upon consolidation. Research and development expenses increased because of the consolidation of Cel-Sci and Viral Technologies research and development expenses. In addition, the purchase of the second 50% of VTI from Alpha 1 was expensed as research and development cost. (See Note B.) Research and development expenses have also increased due to new research on the TB vaccine, increased work to follow up on positive findings with the AIDS vaccine and the commencement of three clinical studies with cancer and AIDS patients. General and administrative expenses increased due to interest expense on the note and due to the consolidation of Cel-Sci and Viral Technologies general and administrative expenses and increased expenses related to corporate development and money raising.


                            PART II



Item 6.

     (a)    Exhibits
            EX-27, Financial Data Schedule

     (b)    Reports on Form 8-K

          The Company filed no reports on Form 8-K during the fiscal quarter ended June 30, 1996.


                          SIGNATURES

Pursuant  to the requirements of the Securities Exchange  Act of 1934, the Registrant has duly caused this report to be

signed  on its behalf by the undersigned thereunto duly

authorized.



                                   CEL-SCI Corporation

Date:_______________, 1996         Geert Kersten
                                   Chief Executive Officer*




*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.

Item 1.   FINANCIAL STATEMENTS
CEL-SCI CORPORATION

CONSOLIDATED CONDENSED BALANCE
SHEETS
ASSETS
(unaudited)
                                    June 30,      September
                                                     30,
                                      1996           1995
CURRENT ASSETS:

  Cash and cash equivalents         $6,646,257     $3,886,950
  Investments, net                     170,000        170,000
  Interest receivable                   75,405         64,080
  Accounts receivable                   46,342
  Prepaid expenses                     267,933        341,295
  Advances to officer/shareholder
    and employees                      129,722         13,234

                                     7,335,659      4,475,559

RECEIVABLE FROM JOINT VENTURE                0        522,695

RESEARCH AND OFFICE EQUIPMENT-
  Less accumulated depreciation
  of $801,874 and $589,897             935,090      1,102,038

DEPOSITS                                18,178         18,178

PATENT COSTS- less accumulated
    amortization of
    $333,098 and $239,490              435,007        240,541
                                    $8,723,934     $6,359,011

               See notes to condensed financial statements.

CEL-SCI CORPORATION
CONSOLIDATED CONDENSED BALANCE
SHEETS
 (continued)

LIABILITIES AND STOCKHOLDERS'
EQUITY

(unaudited)

                                    June 30,    September 30,
                                      1996           1995
CURRENT LIABILITIES:
  Accounts payable                    $112,312       $248,488
  Current portion note payable         243,372        243,372
       Total current liabilities       355,684        491,860
NOTE PAYABLE                           385,357        567,891
CONVERTIBLE DEBENTURE (Note D)         425,000              -
DEFERRED RENT                           24,959         24,959
EQUITY IN SUBSIDIARY                         0        432,268
       Total liabilities             1,191,000      1,516,978

STOCKHOLDERS' EQUITY

  Preferred stock, Series A          3,325,000             -
  Common stock, $.01 par
    value; authorized,
    100,000,000 shares;
    issued and outstanding,
    7,046,902 and
    5,338,244 shares                    70,469         53,382
  Additional paid-in capital        32,723,024     28,799,198
  Deficit                         (28,499,459)   (24,010,547)
  Short-term note receivable from     (86,100)              -
    shareholder

    TOTAL STOCKHOLDERS'
      EQUITY                         7,532,934      4,842,033

                                    $8,723,934     $6,359,011

               See notes to condensed financial statements.

CEL-SCI CORPORATION

CONSOLIDATED CONDENSED STATEMENTS
OF OPERATIONS

 (unaudited)

                                            Nine Months
                                         Ended  June 30,
                                      1996           1995
REVENUES:

  Gross Sales                          $51,605             $-
  Interest income                      136,651        273,417
  Other income                               -         39,588

  TOTAL INCOME                         188,256        313,005

EXPENSES:
  Research and development           2,350,600      1,383,978
  Depreciation and
    amortization                       208,912        201,197
  General and administrative         2,113,884      1,268,677

    TOTAL OPERATING EXPENSES         4,673,396      2,853,852

  EQUITY IN LOSS OF JOINT VENTURE      (3,772)      (395,224)
                                     4,677,168      3,249,076

NET LOSS                            $4,488,912     $2,936,071

LOSS PER COMMON SHARE                    $0.74          $0.70
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                 6,086,492      4,194,563

               See notes to condensed financial statements.



CEL-SCI CORPORATION

CONSOLIDATED CONDENSED STATEMENTS
OF OPERATIONS

 (unaudited)

                                          Three Months
                                          Ended June 30,
                                      1996           1995
REVENUES:

  Gross Sales                          $44,280             $-
  Interest Income                       51,737         83,111
  Other Income                               -         21,977

    TOTAL INCOME                        96,017        105,088

EXPENSES:
  Research and development             617,987        234,035
  Depreciation and
    amortization                        68,950         67,211
  General and administrative           894,165        490,429
    TOTAL OPERATING EXPENSES         1,581,102        791,675

  EQUITY IN LOSS OF JOINT VENTURE            0      (104,884)

                                     1,581,102        896,559

NET LOSS                            $1,485,085       $791,471


LOSS PER COMMON SHARE                    $0.22          $0.19
WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                 6,612,293      4,207,200

               See notes to condensed financial statements.



CEL-SCI CORPORATION

CONSOLIDATED CONDENSED STATEMENTS
OF CASH FLOW

 (unaudited)

                                           Nine Months
                                         Ended June 30,
                                      1996           1995
CASH FLOWS FROM OPERATING
  ACTIVITIES:
NET LOSS
                                  $(4,488,912)   $(2,936,071)
Adjustments to reconcile net loss
to
  net cash used in operating
activities:
  Depreciation and amortization        208,912        201,197
  Equity in loss of joint venture        3,772        395,224
  Research and development
expense related
    to purchase of Viral               515,617
Technologies, Inc.
  Amortization of premium on       -                   60,954
investments
  Realized loss on sale of                             13,422
investments
Changes in assets and
liabilities, net of effect from
purchase
    of Viral Technologies, Inc.:
  Decrease (increase) in interest  (11,325)                 -
receivable
  Decrease (increase) in accounts  (46,342)            38,128
receivable
  Decrease (increase) in prepaid   73,362           (225,853)
expenses
  Decrease (increase) in advances  (116,488)         (19,472)
  Decrease (increase) in
receivable from
    joint venture                  -                (123,952)
  Increase (decrease) in accounts  (136,176)        (203,594)
payable
NET CASH USED IN OPERATING         (3,997,580)    (2,800,017)
ACTIVITIES
CASH FLOWS PROVIDED BY (USED IN)
INVESTING ACTIVITY:
  Sales of investments                       -      2,906,132
  Purchase of investments                    -      (400,000)
  Advance to Joint Venture                   -      (287,952)
  Payment on note payable            (182,534)      (121,689)
  Note receivable from               (114,800)
employee/shareholder
  Payments received on note             28,700
receivable from
employee/shareholder
  Laboratory construction                    -       (10,135)
  Purchase of research and office     (17,808)      (128,750)
equipment
  Patent costs                        (30,800)              -
NET CASH USED IN INVESTING           (317,242)      1,957,606
ACTIVITY


           Continued on next page
        CASH FLOW, CONTINUED FROM
                    PREVIOUS PAGE

CASH FLOWS PROVIDED BY FINANCING
ACTIVITIES:
  Issuance of convertible            1,250,000              -
debenture
  Issuance of note payable                   -        205,195
  Issuance of preferred stock        3,325,000              -
  Issuance of common stock           2,499,129        990,890
NET CASH PROVIDED BY FINANCING       7,074,129      1,196,085
ACTIVITIES
NET (DECREASE) INCREASE IN CASH      2,759,307        353,674

CASH AND CASH EQUIVALENTS:
  Beginning of period                3,886,950      3,370,713

  End of period                     $6,646,257     $3,724,387
NON-CASH TRANSACTION:  In October
1995, Cel-Sci issued 159,170
shares of common stock as
consideration for
the purchase of the remaining 50%
of Viral Technology, Inc.  In
conjunction with the acquisition,
CEL-SCI obtained
net assets with a fair value of
approximately $170,000.
NON-CASH TRANSACTION:  In March,
1996,  a shareholder of the
corporation exercised options to
purchase
40,000 shares of common stock.
The shareholder signed a note for
the stock, agreeing to pay the
note by the
end of June, 1996.
NON-CASH TRANSACTION:  $825,000
of the convertible debenture was
converted into 165,000 shares of
common stock during
the three monts ended June 30,
1996.

                    See notes to
condensed financial statements.

                                       8