Form 10-K/A
period 1995-09-30
CEL SCI CORP
filed 1996-08-19
CIK 725363

FORM 10-K\A
             SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
(Mark One)
 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1995.

                                         OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
    15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
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

Registrant's telephone number, including area code: (703) 549-5293

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act:

                Common Stock, $.001 par value
                            (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 15, 1994, as quoted on the NASDAQ System, was approximately $19,000,000. Shares of Common Stock held by each officer, director and principal shareholder have been ex cluded in that such persons may be deemed to be affiliates of the Registrant.

Documents Incorporated by Reference:   None

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 15, 1994, the Registrant had 41,882,443 shares of
Common Stock issued and outstanding.

                                PAGE 1 OF     PAGES
                          EXHIBIT INDEX BEGINS ON PAGE

                           PART I
ITEM 1.  BUSINESS
     CEL-SCI Corporation (the "Company") was formed as a Colorado corporation during March l983, to acquire and finance research and development of natural human interleukin-2 ("IL-2") and lymphokine related products and processes using the Company's proprietary cell culture technologies. The Company's proprietary product is sometimes referred to as MULTIKINETM, or buffy-coat interleukins, which is a combination, or "cocktail" of IL-2 and certain lymphokines and cytokines. MULTIKINE is a trade name of the Company. The Company was initially formed under the name Interleukin-2, Inc. and changed its name to CEL-SCI Corporation in March, 1988. The compounds, compositions and processes, to which the Company has acquired an exclusive world-wide license, are being tested to determine if they are effective in improving the immune response of advanced cancer patients.
   Since its inception the focus of the Company's product development efforts has been on conducting clinical trials to test its proprietary technologies. The Company intends to continue testing its MULTIKINE product in clinical trials with the objective of establishing its efficacy as a treatment for solid tumors and possibly other diseases. An additional aim of the Company is to further corroborate the present data (obtained in connection with the Company's research programs and human clinical trials) in regard to the ability of MULTIKINE to restore the immune system of people suffering from certain illnesses.
        The cost of acquiring its exclusive license and the costs associated with the clinical trials relating to the Company's MULTIKINE technologies, the cost of research at various institutions and the Company's administrative expenses have been funded with the public and private sales of shares of the Company's Common Stock and borrowings from third parties, including affiliates of the Company.
  In October 1995 Viral Technologies, Inc. ("VTI") became a whollyowned subsidiary of the Company. VTI is engaged in the development of a possible vaccine for AIDS. VTI's technology may also have application in the treatment of AIDS-infected individuals and the diagnosis of AIDS. VTI's AIDS vaccine, HGP-30, has completed certain Phase I human clinical trials. In the Phase I trials, the vaccine was administered to volunteers who were not infected with the HIV virus in an effort to determine safe and tolerable dosage levels.
PRODUCT DEVELOPMENT PLAN
        In March l995, the Canadian Health Protection Branch, Health and Welfare Ministry gave clearance to the Company to start a phase I/II cancer study using Multikine. The study, which will enroll up to 30 head and neck cancer patients who have failed conventional treatments, is expected to be conducted at the Hotel-Dieu de Montreal Hospital, as well as other medical centers in Canada. The study is designed to evaluate safety, tumor responses and immune responses in patients treated with multiple courses of Multikine. The length of time that each patient will remain on the investigational treatment will depend on the patient's response to treatment. In May l995, the U.S. Food and Drug Administration (FDA) authorized the export of the Company's Multikine drug to Canada for purposes of this study.
         Viral Technologies, Inc. ("VTI") completed its Phase I trials in California and in April 1995 started a new clinical study with the HGP-30 AIDS vaccine. The study involves ten HIV-negative volunteers who participated in the 1993 Phase I study. Following vaccinations with HGP 30, certain volunteers will be asked to donate blood for a SCID mouse HIV challenge study. In November 1995 VTI received permission from the California Food and Drug Branch ("FDB") to begin Phase I human clinical trials with HIV-infected volunteers. These trials began in December 1995. See "Viral Technologies, Inc." below for additional information concerning VTI's product development plan.
        The Company filed an Investigational New Drug ("IND") Application for MULTIKINE with the FDA in late July, 1994. In December 1994 the FDA notified the Company that the Company's IND application was placed on clinical hold pending receipt of additional data and modifications to the Company's manufacturing process. The Company plans to meet with the FDA to discuss the issues raised by the FDA. If the Company's IND application is approved by the FDA (of which there is no assurance), the Company will begin human clinical trials in accordance with protocols approved by the FDA. The Company does not know when the FDA will approve or reject the Company's IND application.
         There can be no assurance that either the Company or VTI will be successful in obtaining approvals from any regulatory authority to conduct further clinical trials or to manufacture and sell their products. The lack of regulatory approval for the Company's or VTI's products will prevent the Company and VTI from generally marketing their products. Delays in obtaining regulatory approval or the failure to obtain regulatory approval in one or more countries may have a material adverse impact upon the Company's operations.
BACKGROUND OF HUMAN IMMUNOLOGICAL SYSTEM
         The function of the immunological system is to protect the body against infectious agents, including viruses, bacteria, parasites and malignant (cancer) cells. An individual's ability to respond to infectious agents and to other substances (antigens) recognized as foreign by the body's immune system is critical to health and survival. When the immune response is adequate, infection is usually combatted effectively and recovery follows. Severe infection can occur when the immune response is inadequate. Such immune deficiency can be present from birth but, in adult life, it is frequently acquired as a result of intense sickness or as a result of the administration of chemotherapeutic drugs and/or radiation. It is also recognized that, as people reach middle age and thereafter, the immune system grows weaker.
         Two classes of white blood cells, macrophages and lymphocytes, are believed to be primarily responsible for immunity. Macrophages are large cells whose principal immune activity is to digest and destroy infectious agents. Lymphocytes are divided into two sub-classes. One sub-class of lymphocytes, B-cells, produces antibodies in response to antigens. Antibodies have unique combining sites (specificities) that recognize the shape of particular antigens and bind with them. The combination of an antibody with an antigen sets in motion a chain of events which may neutralize the effects of the foreign substance. The other sub-class of lymphocytes, T-cells, regulates immune responses. T cells, for example, amplify or suppress antibody formation by Bcells, and can also directly destroy "foreign" cells by activating "killer cells."
         It is generally recognized that the interplay among T-cells, B cells and the macrophages determines the strength and breadth of the body's response to infection. It is believed that the activities of T cells, B cells and macrophages are controlled, to a large extent, by a specific group of hormones called lymphokines. Lymphokines regulate and modify the various functions of both T-cells and Bcells. There are many lymphokines, each of which is thought to have distinctive chemical and functional properties. IL2 is but one of these lymphokines and it is on IL-2 and its synergy with other lymphokines that the Company has focused its attention. Scientific and medical investigation has established that IL-2 enhances immune responses by causing activated Tcells to proliferate. Without such proliferation no immune response can be mounted. Other lymphokines and cytokines support Tcell and B-cell proliferation. However, IL-2 is the only known lymphokine or cytokine which causes the proliferation of Tcells. IL-2 is also known to activate B-cells in the absence of B-cell growth factors.
         Although IL-2 is one of the best characterized lymphokines with anticancer potential, the Company is of the opinion that to have optimum therapeutic value, IL-2 should be administered not as a single substance but rather as a mixture of IL-2 and certain lymphokines and cytokines, i.e. as a "cocktail". This approach, which was pioneered by the Company, makes use of the synergism between these lymphokines. It should be noted however that neither the FDA nor any other agency has determined that the Company's MULTIKINE product will be effective against any form of cancer.
         It has been reported by researchers in the field of lymphokine research that IL-2 can increase the number of killer T-cells produced by the body, which improves the body's capacity to selectively destroy specific tumor cells. Research and human clinical trials sponsored by the Company have indicated a correlation between administration of MULTIKINE to advanced cancer patients and immunological responses. On the basis of these experimental results, the Company believes that MULTIKINE may have application for the treatment of solid tumors in humans.
         The Company foresees three potential anti-cancer therapeutic uses for MULTIKINE: (i) direct administration into the human body (in vivo) as a modulator of the immune system, (ii) activation of a patient's white blood cells outside the body with MULTIKINE, followed by returning these activated cells to the patient; and (iii) a combination of
(i) and (ii).
RESEARCH AND DEVELOPMENT
       In the past, the Company conducted its research pursuant to arrangements with various universities and research organizations. The Company provided grants to these institutions for the conduct of specific research projects as suggested by the Company's scientists based upon the results of previously completed projects.
         More recently the Company has decided to consolidate its research activities in a Company-owned laboratory. The Company believes that this new approach will be more effective in terms of both cost and performance.
       Between 1983 and 1986 the Company was primarily involved in funding pre-clinical and Phase I clinical trials of its proprietary MULTIKINE technologies. These trials were conducted at St. Thomas's Hospital Medical School located in London, England under the direction of Dudley C. Dumonde, M.D., PhD., a former member of the SAB, and pursuant to approvals obtained from England's Department of Health and Social Security.

        In the Phase I trial in England (completed in
1987), forty-nine patients suffering with various forms of solid cancers, including malignant melanoma, breast cancer, colon cancer, and other solid tumor types were treated with MULTIKINE. The product was administered directly into the lymphatic system in a number of patients. Significant and lasting lymphnode responses, which are considered to be an indication of improvement in the patient's immune responses, were observed in these patients. A principal conclusion of the Phase I trials was that the side effects of the Company's products in forty-nine patients were not severe, the treatment was well tolerated and there was no long-term toxicity.
         The results of the Phase I clinical study were encouraging, and as a result the Company, through members of its SAB and consulting experts, established protocols for future clinical trials. In November, 1990, the Florida Department of Health and Rehabilitative Services ("DHRS") gave the physicians at a southern Florida medical institution approval to start a clinical cancer trial in Florida using the Company's MULTIKINE product. The focus of the trial was unresectable head and neck cancer (which is presently untreatable) and was the first time that the natural MULTIKINE was administered to cancer patients in a clinical trial in the United States.
         Four patients with regionally advanced squamous cell cancer of the head and neck were treated with the Company's MULTIKINE product. The patients had previously received radical surgery followed by x-ray therapy but developed recurrent tumors at multiple sites in the neck and were diagnosed with terminal cancer. The patients had low levels of lymphocytes and evidence of immune deficiency (generally a characteristic of this type of cancer).
         Three of the four patients treated with the Company's MULTIKINE product generated significant biological responses as a result of the treatment. Negligible side effects were observed and the patients were treated as outpatients. Notwithstanding the above, it should be noted that these trials were only preliminary and were only conducted on a small number of patients. It remains to be seen if MULTIKINE will be effective in treating any form of cancer.
         See "Product Development Plan" above for information concerning the Company's future research and development plans.
  Proof of efficacy for anti-cancer drugs is a lengthy and complex process. At this early stage of clinical investigation, it remains to be proven that MULTIKINE will be effective against any form of cancer. Even if some form of MULTIKINE is found to be effective in the treatment of cancer, commercial use of MULTIKINE may be several years away due to extensive safety and effectiveness tests that would be necessary before required government approvals are obtained. It should be noted that other companies and research teams are actively involved in developing treatments and/or cures for cancer, and accordingly, there can be no assurance that the Company's research efforts, even if successful from a medical standpoint, can be completed before those of its competitors.
  Since 1983, and through September 30, 1995, approximately $9,505,000 has been expended on Company-sponsored research and development, including approximately $1,825,000, $2,896,000 and $1,307,000 during the years ended September 30, 1995, 1994 and 1993, respectively. The foregoing amounts do not include amounts spent by Viral Technologies, Inc. on research and development. Since May, 1986 (the inception of VTI) and through September 30, 1995, VTI has spent approximately $3,365,000 on research and development.
         The Company has established a Scientific Advisory Board ("SAB") comprised of scientists distinguished in biomedical research in the field of lymphokines and related areas. From time to time, members of the SAB advise the Company on its research activities. Institutions with which members of the SAB are affiliated have and may in the future conduct Company-sponsored research. The SAB has in the past and may in the future, at its discretion, invite other scientists to opine in confidence on the merits of the Companysponsored research. Members of the SAB receive $500 per month from the Company and have also been granted options (for serving as members of the SAB) which collectively allow for the purchase of up to 15,000 shares of the Company's Common Stock. The options are exercisable at prices ranging from $13.80 to $19.70 per share.
         The members of the Company's SAB are:
  Dr. Michael Chirigos former head of the Virus and Disease Modification Section, National Institutes of Health (NIH), National Cancer Institute (NCI) from 1966-1981 and the Immuno Pharmacology Section, NHI, NCI, Biological Response Modifier Program until 1985.
         Dr. Evan M. Hersh Vice-Chairman, Department of
         Internal
Medicine, Chief, Section of Hematology/Oncology, Department of Internal Medicine, Tucson, AZ. Director of Clinical Research, Arizona Cancer Center, Tucson.
  Dr. Michael J. Mastrangelo Director, Division of Medical Oncology, and Professor of Medicine, Jefferson Medical College, Philadelphia, Pennsylvania.
Dr. Alan B. Morris, PhD. Professor, Department of Biological Sciences, University of Warwick, Coventry, U.K.

VIRAL TECHNOLOGIES, INC.
         Prior to November 1995, Viral Technologies, Inc. ("VTI"), a Delaware corporation, was 50% owned by the Company and 50% owned by Alpha 1 Biomedicals, Inc. VTI is developing a vaccine technology that may prove of commercial value in the prevention, diagnosis and treatment of AIDS. VTI holds the proprietary rights to certain synthesized components of the p17 gag protein, which is the outer core region of the AIDS virus (HIV-1). In October 1995, the Company acquired Alpha 1's interest in VTI in exchange for 159,170 shares of the Company's common stock.
         VTI is involved in the development of a prototype preventive and therapeutic vaccine against AIDS that is based on HGP-30, a thirty amino acid synthetic peptide derived from the p17 region of the AIDS virus. Evidence compiled by scientists at George Washington University from toxicology studies with different animal species indicates that the HGP-
30 prototype vaccine does not appear to be toxic in animals. The HGP-30 vaccine being tested differs from most other vaccines candidates in that its active component, the HGP-30 peptide, is derived from the p17 core protein particles of the virus. Since HGP-30 is a totally synthetic molecule containing no live virus, it cannot cause infection. Unlike the envelope (i.e. outside) proteins, the p17 region of the AIDS virus appears to be relatively nonchanging. In January, 1991, VTI was issued a United States patent covering the production, use and sale of HGP-30. HGP-30 may also be effective in treating persons infected with the AIDS virus.
         Approval to start Phase I human clinical trials in Great Britain using VTI's prototype AIDS vaccine HGP-30 was granted in April 1988. The trial, the first in the European common market, began in May 1989 with 18 healthy (HIVnegative) volunteers given three different dosages and was completed in December 1990. The trial results indicated that five of eight volunteers vaccinated with HGP-30, and whose blood samples were able to be tested, produced "killer" T-cell responses. The vaccine also elicited proliferative responses in 7 out of 9 vaccinated volunteers and antibody responses in 15 out of 18 vaccinated volunteers.
         In March, 1990, the California Department of Health
         Services
Food and Drug Branch (FDB) approved the first human testing (Phase I trials) in the United States of HGP-30. The trials were conducted by scientists at the University of Southern California and San Francisco General Hospital. Twentyone healthy HIV-negative volunteers at medical centers in Los Angeles and San Francisco received escalating doses of HGP-30 with no clinically significant adverse side effects. The clinical studies confirmed earlier clinical trials in London.

     In April 1995 VTI began another clinical trial using volunteers who will receive two vaccinations. In November l995, VTI received permission from the California Food and Drug Branch ("FDB") to begin Phase I human clinical trials with HIV-infected volunteers. In December l995 VTI started this clinical trial using the HGP-30 HIV immunogen. The study is being conducted at the clinic of AIDS RESEARCH Alliance, a non-profit AIDS research organization located in West Hollywood, California. The Phase I trial with HGP-30 will evaluate safety and HIV1 directed immune responses in HIV infected individuals. The trial will include 22 HIV patients with CD4 counts between 50 and 600. Each patient will receive three immunizations of the HGP-30 HIV immunogen during the course of six months. Previous clinical Phase I studies with HGP-30 in 38 non-infected volunteers were successfully concluded in the United Kingdom and California.
No assurance can be given that approvals to conduct additional clinical trials will be obtained in a timely fashion, if at all. In addition, VTI's AIDS vaccine/treatment is only in the initial stages of testing and it remains to be seen if the vaccine/treatment will be effective against the AIDS virus.
          Although there has been important independent research showing the possible significance of the p17 region of HIV-1, there can be no assurance that any of VTI's technology will be effective in the prevention, diagnosis or treatment of AIDS. There can be no assurance that other companies will not develop a product that is more effective or that VTI ultimately will be able to develop and bring a product to market in a timely manner that would enable it to derive commercial benefits.
         VTI's research and development efforts are presently focused on the evaluation of second generation formulations and delivery systems for HGP-30 and related peptides to enhance HIV-specific cellular immune responses. T-CELL MODULATION PROCESS
       In January 1996 the Company acquired a new patented Tcell Modulation Process which uses "heteroconjugates" to direct the body to chose a specific immune response.
          The ability to generate a specific immune response is important because many diseases are often not combatted effectively due to the body's selection of the "inappropriate" immune response. The capability to specifically reprogram an immune response may offer a more effective approach than existing vaccines and drugs in attacking an underlying disease.
        The Company intends to use this new technology to improve the cellular immune response of VTI's HIV HGP-30 immunogen which is currently in two clinical studies. In addition, the Company intends to use the technology to develop a potential Tuberculosis (TB) vaccine/treatment. TB is the largest killer of all infectious diseases worldwide and new strains of drug resistant TB are emerging daily.
The technology is also a potential platform technology which could also work with many other peptides. Using this new technology, the Company is currently conducting in vitro laboratory and in vivo animal studies that have defined a combination of components that appear to modulate Tcells identified with specific diseases.

 COMPOUNDS AND PROCESSES LICENSED TO THE COMPANY
         The Company has acquired from Sittona Company, B.V., a Netherlands corporation ("Sittona"), the exclusive worldwide rights to patented IL-2 compounds, compositions and other processes and other lymphokine-related com pounds, compositions and processes which are the subject of various patents, patent applications and disclosure documents filed with the United States Patent and Trademark Office as well as similar agencies of various foreign countries. Sittona acquired its rights in the foregoing products and technology from Hooper Trading Company N.V., and Shanksville Corporation N.V., both Netherland Antilles corporations. Pursuant to the terms of the license, the Company must pay to Sittona a royalty of l0% of all net sales received by the Company in connection with the manufacture, use or sale of the licensed compounds, compositions and processes and a royalty of l5% of all license fees and royalties received by the Company in connection with the grant by the Company of any sublicenses for the manufacture, use or sale of the licensed compounds, compositions and processes. On November 30, l983, a $l.4 million advance royalty was paid by the Company to Sittona to acquire the license. The license also requires the Company to bear the expense of preparing, filing and processing patent applications and to obtain and maintain patents in the United States and foreign countries on all inventions, developments and improvements made by or on behalf of the Company relating to the licensed compounds, compositions and processes. In this regard the Company has caused patent applications to be filed in several foreign countries and has undertaken the processing of previously filed patent applications. The exclusive license is to remain in effect until the expiration or abandonment of all patent rights or until the compounds, compositions and processes enter into the public domain, whichever is later. Sittona may also terminate the license for breach of the agreement, fraud on the part of the Company, or the bankruptcy or insolvency of the Company. Sittona, Hooper Trading Company and Shanksville Corporation are all controlled by Maximilian de Clara, the Company's President. See Item 13 of this report.
      In 1987 a German company filed an opposition with the European Patent Office with respect to one of the Company's European patents, alleging that certain aspects of the patent in question were previously disclosed by the inventors during a conference held in Germany. A hearing on the opposition was held and on October 12, 1990 the European Patent
Office rejected the opposition. The German company filing the opposition has appealed the decision of the European Patent Office. In 1992 the Company's process claims in the patent were upheld, while two minor claims were denied. The Company does not believe that the European Patent Office denial of these two minor claims impairs the value of this patent in any significant degree.

     Process for the Production of IL-2 and IL-2 Product The Company's exclusive license includes processes for theproduction in high yields of natural human IL-2 using cell culture techniques applied to normal human cells. The Company believes that these production methods have advantages to those currently in use. Based upon the results of the Company's research and human clinical trials, the Company believes that "natural" IL-2 produced by cell culture technologies, such as the Company's proprietary products, may have advantages over genetically engineered, bacteria-produced IL-2 ("recombinant IL-2") manufactured by other companies. There are basically two ways to produce IL2 on a commercial scale: (1) applying genesplicing techniques using bacteria or other microorganisms to produce recombinant IL-2; or, (2) applying cell culture technology using mammalian cells. Substantive differences exist between recombinant IL-2 and IL-2 produced through cell culture technology. For example: (1) cell cultured IL-2 is glycosylated (has sugars attached). Sugar attachments play a crucial role in cell recognition and have a significant effect on how fast a body clears out proteins. Proteins produced through bacteria have no sugar attachments and while recombinant IL-2 products produced from recombinant yeast or insect cells are glycosylated, they are not so to the right degree, or at the right locations. Cell cultured IL-2 has the "right" sugar attachments at the right places; (2) there are also structural differences related to folding (the way human proteins work depends on their sequence folding); and (3) the cell cultured IL-2 "cocktail" is administered in small dosages as pioneered by Company researchers. This formulation and dosage mimics the way immune regulators are naturally found and function within the body. This stands in stark contrast to the huge dosages required when recombinant IL-2 is administered to patients. In addition, patients treated with recombinant IL-2 usually suffer severe side effects.
         Although mammalian cells (other than human cells) could be genetically engineered to produce glycosylated IL-2 in larger quantities than are produced by the Company's method, such mammalian cells could not be genetically engineered to produce the combination of human lymphokines and cytokines, which together with human glycosylated IL-2 form the MULTIKINE product used by the Company. The Company is of the opinion that glycosylated IL-2 genetically produced from mammalian cells must be administered in large dosages before any benefits are observed. Even then, the Company believes that only a small percentage of patients will benefit from treatments consisting only of glycosylated IL-2. In addition, large dosages of glycosylated IL-2 can, as with recombinant IL 2, result in severe toxic reactions. In contrast, the Company believes the synergy between glycosylated IL2 and certain other lymphokines/ cytokines allows MULTIKINE to be administered in low dosages, thereby avoiding the severe toxic reactions which often result when IL-2 is administered in large dosages.
    The technology licensed to the Company includes the basic production method employing the use of normal white blood cells, an improved production method based in part on this basic production method, a serum-free and mitogenfree IL-2 product, and a method for using this product in humans. Mitogens are used to stimulate cells to produce specific materials (in this case, IL2). Mitogens remaining in the product of cell stimulation can cause allergic and anaphylactic reactions if not removed from the cell product prior to introduction into the body.

         The Company's license also pertains to a cell culture process for producing interleukin-2 and another type of cell process for producing serumfree and mitogen-free interleukin-2 preparations which avoids a mitogen stimulation step and uses interleukin-1 and white blood cells.

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

COMPETITION AND MARKETING
         Many companies, nonprofit organizations and governmental institutions are conducting research on lymphokines. Competition in the development of therapeutic agents and diagnostic products incorporating lymphokines is intense. Large, well-established pharmaceutical companies are engaged in lymphokine research and development and have considerably greater resources than the Company has to develop products. The establishment by these large companies of in-house research groups and of joint research ventures with other entities is already occurring in these areas and will probably become even more prevalent. In addition, licensing and other collaborative arrangements between governmental and other nonprofit institutions and commercial enterprises, as well as the seeking of patent protection of inventions by nonprofit institutions and researchers, could result in strong competition for the Company. Any new developments made by such organizations may render the Company's licensed technology and knowhow obsolete.
      Several biotechnology companies are producing IL-2-like compounds. The Company believes, however, that it is the only producer of a patented IL2 product using a patented cell-culture technology with normal human cells. The Company foresees that its principle competition will come from producers of genetically engineered IL-2like products. However, it is the Company's belief, based upon growing scientific evidence, that its natural IL-2 products have advantages over the genetically engineered, IL2-like products. Evidence indicates that genetically engineered, IL2 like products, which lack sugar molecules and typically are not water soluble, may be recognized by the immunological system as a foreign agent, leading to a measurable antibody build-up and thereby possibly voiding their therapeutic value. Furthermore, the Company's research has established that to have optimum therapeutic value IL-2 should be administered not as a single substance but rather as an IL-2 rich mixture of certain lymphokines and other proteins, i.e. as a "cocktail". If these differences prove to be of importance, and if the therapeutic value of its MULTIKINE product is conclusively established, the Company believes it will be able to establish a strong competitive position in a future market.
         The Company has not established a definitive plan for marketing nor has it established a price structure for the Company's saleable products. However, the Company intends, if the Company is in a position to begin commercialization of its products, to enter into written marketing agreements with various major pharmaceutical firms with established sales forces. The sales forces in turn would probably target the Company's products to cancer centers, physicians and clinics involved in immunotherapy.
         Competition to develop treatments for the control of AIDS is intense. Many of the pharmaceutical and biotechnology companies around the world are devoting substantial sums to the exploration and development of technologies useful in these areas. VTI's development of its experimental HGP-30 AIDS Vaccine, if successful, would likely face intense competition from other companies seeking to find alternative or better ways to prevent and treat AIDS.
         Both the Company and VTI may encounter problems, delays and additional expenses in developing marketing plans with outside firms. In addition, the Company and VTI may experience other limitations involving the proposed sale of their products, such as uncertainty of third-party reimbursement. There is no assurance that the Company or VTI can successfully market any products which they may develop or market them at competitive prices.
         The clinical trials funded to date by the Company and VTI have not been approved by the FDA, but rather have been conducted pursuant to approvals obtained from regulatory agencies in England, Canada and certain states. Since the results of these clinical trials may not be accepted by the FDA, companies which are conducting clinical trials approved by the FDA may have a competitive advantage in that the products of such companies are further advanced in the regulatory process than those of the Company or VTI.

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

ITEM 3.  LEGAL PROCEEDINGS
        In February 1996 the Company filed a lawsuit against ImmunoRx and Dr. John Hadden for contract breach, tortious interference of contract and patent infringement concerning the Company's Multikine drug. The lawsuit, filed in the U.S. Distrit Court for the Middle District of Florida, seeks damages and the termination of certain research and clinical studies being conducted by ImmunoRx and Dr. Hadden. From 1984 to 1992, Dr. Hadden consulted with the Company, performed research on Multikine and manufactured Multikine for the Company's head and neck cancer study in Florida. In early 1993, Dr. Hadden signed a separation agreement with the Company acknowledging the Company's ownership of both Multikine and the research results. The Company has learned that Dr. Hadden and ImmunoRx are apparently making copies of Multikine, in contravention of the separation agreement and the patents covering Multikine, and have begun clinical studies in a foreign country using a copy of Multikine.

     Other than the foregoing, the Company is not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

     As of November 30, 1995, there were approximately 3,000 record holders of the Company's Common Stock and approximately 100 record holders of the Company's Warrants. The Company has not issued any shares of preferred stock. The Company's Common Stock and Warrants are traded on the National Association of Securities Dealers Automatic Quotation ("NASDAQ") System. Set forth below are the range of high and low bid quotations for the periods indicated as reported by NASDAQ, and as adjusted for the 10 for 1 reverse stock split which was approved by the Company's shareholders on April 28, 1995 and became effective on May 1, 1995. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

           Quarter
           Ending                            Common Stock     Warrants
                                      High    Low   High    Low

           12/31/93                   $20.00 $13.40  $0.94   $0.41
            3/31/94                   $18.10 $10.30  $0.75   $0.28
            6/30/94                   $10.90 $8.10   $0.31   $0.19
            9/30/94                   $10.30 $5.60   $0.21   $0.12

           12/31/94                   $7.50  $3.40   $0.25   $0.09
            3/31/95                   $4.00  $3.75   $0.22   $0.13
            6/30/95                   $5.30  $2.78   $0.15   $0.06
            9/30/95                   $5.46  $3.56   $0.28   $0.09

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

                      For the Years Ended September 30,
                     1995     1994      1993    1992        1991
Investment Income &
Other Revenues $  423,765 $  624,670 $ 997,964 $ 434,180 $ 35,972
 Expenses:
Research and
Development    1,824,661  2,896,l09   1307,042    481,697 108,771
Depreciation
and Amortization  262,705  138,755   55,372     33,536     32,582
General and
Administrative  1,713,912  1,621,990  1,696,119  1,309,475 795,015
Equity in loss of
joint venture   501,125   394,692   344,423   260,388    290,166

Net
Loss $(3,878,638)$(4,426,876)$(2,404,992)$(1,650,916)$(1,190,562)
Loss per common
share        $(0.89)     $(1.06)    $(0.58)     $(0.42)   $(0.35)
Weighted average
  common shares
outstanding 4,342,628 4,185,240   4,155,431  3,953,233  3,400,546

Balance Sheet Data:
                                            September 30,
                      1995    1994     1993      1992        1991
Working
 Capital   $3,983,699   $5,795,191 $10,296,472 $13,043,012 $682,831
 Total
 Assets    6,359,011    8,086,670   11,633,090  13,769,504 1,611,899
Total
 Liabilities 1,516,978  l,407,602  688,231   467,086    672,595
Shareholders'
Equity      4,842,033  6,679,068  10,944,859  13,302,4l8   939,304

No dividends have been declared by the Company since its inception.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal 1995
  Revenues for the year ended September 30, 1995 consisted primarily of interest earned on funds received from the Company's February 1992 public offering. The interest income and investment balances have declined from the previous year as funds were used for ongoing expenses and equipping the Company's new laboratory. Research and development expenses decreased due to the use of the Company's laboratory for research programs and the completion of a research and development project relating to the Company's manufacturing process. General and administrative expenses increased as the result of the expenses associated with the Company's 1995 annual meeting of shareholders. Significant components of general and administrative expenses during this year were salaries and employee benefits ($341,000), automobile, travel and expense reimbursements ($271,000), shareholder communications and investor relations ($245,000), legal and accounting ($134,000), and officers and directors liability insurance ($138,000). Losses associated with the Company's joint venture interest in VTI increased due to an increase in VTI's research and development expenditures.
Fiscal 1994
         Interest income during the year ending September 30, 1994 decreased from the prior year as a portion of the Company's investments were sold to pay for operating expenses. Research and development expenses increased due to the commencement of several new research projects, all of which pertained to the Company's MULTIKINE product. Significant components of general and administrative expenses during this year were salaries and employee benefits ($442,039), travel and expense reimbursements ($294,217), shareholder communi cations and investor relations ($267,070), legal and accounting ($151,879), and officers and directors liability insurance ($147,564).
Fiscal 1993
         Investment income during the year ending September 30, 1993 increased as the Company had use of the funds from its February, 1992 public offering for twelve months in fiscal 1993 as opposed to six months in fiscal 1992. Research and development expenses increased due to the commencement of several new research projects, all of which pertained to the Company's MULTIKINE drug. General and administrative expenses increased due to an increase in the cost of Directors and Officers insurance, the implementation of an employee 401(K) plan, and the addition of new employees during the year. Significant components of general and administrative expenses during this year were salaries and employee benefits ($342,150), travel and expense reimbursements ($266,007), shareholder communications and investor relations ($341,024), legal and accounting ($107,254), officers and directors liability insurance ($113,690), and the cost of indemnifying an officer and director for losses sustained as the result of actions taken on behalf of the Company ($202,500). Losses associated with the Company's joint venture interest in VTI increased due to an increase in VTI's research and development expenditures.
Liquidity and Capital Resources
         The Company has had only limited revenues from operations since its inception in March l983. The Company has relied upon proceeds realized from the public and private sale of its Common Stock to meet its funding requirements. Funds raised by the Company have been expended primarily in connection with the acquisition of an exclusive worldwide license to certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, the funding of VTI's research and development program, patent applications, the repayment of debt, the continuation of Companysponsored research and development, administrative costs and construction of laboratory facilities. Inasmuch as the Company does not anticipate realizing revenues until such time as it enters into licensing arrangements regarding the technology and know-how licensed to it (which could take a number of years), the Company is mostly dependent upon the proceeds from the sale of its securities to meet all of its liquidity and capital resource requirements.
     In February, 1992, the Company received net proceeds of approximately $13,800,000 from the sale, in a public offering, of 517,500 shares of Common Stock and 5,175,000 Warrants. Every ten Warrants entitle the holder to purchase one additional share of Common Stock at a price of $46.50 per share prior to February
7, 1997.
    In June and September, l995, the Company completed private offerings whereby it sold a total of 1,150,000 units at $2.00 per unit. Each unit consisted of one share of Common Stock and one Warrant. Each Warrant entitles the holder to purchase one additional share of Common Stock at a price of $3.25 per share at any time prior to June 30, 1997. The net proceeds to the Company from these offerings, after the payment of Sales Agent's commissions and other offering expenses, were approximately $2,000,000. On November 30, 1995 the Company and the investors in these Private Offerings agreed to reduce the exer-cise price of the Warrants to $1.60 per share in return for the commitment on the part of the investors to exercise 312,500 Warrants ($500,000) prior to December 23, 1995 and an additional 312,500 Warrants
($500,000) prior to January 31, 1996.

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

         Maximilian de Clara. Mr. de Clara has been a director of the Company since its inception in March, l983, and has been president of the Company since July, l983. Prior to his affiliation with the Company, and since at least l978, Mr. de Clara was involved in the management of his personal investments and personally funding research in the fields of biotechnology and biomedicine. Mr. de Clara attended the medical school of the University of Munich from l949 to l955, but left before he received a medical degree. During the summers of l954 and l955, he worked as a research assistant at the University of Istanbul in the field of cancer research. For his efforts and dedication to research and development in the fight against cancer and AIDS, Mr. de Clara was awarded the "Pour le Merit" honorary medal of the Austrian Military Order "Merito Navale" as well as the honor cross of the Austrian Albert Schweitzer Society.
         Geert R. Kersten, Esq. Mr. Kersten was Director of Corporate and Investment Relations for the Company between February, 1987 and October, 1987. In October of 1987, he was appointed Vice President of Operations. In December, 1988, Mr. Kersten was appointed director of the Company. Mr. Kersten also became the Company's secretary and treasurer in 1989. In May, 1992, Mr. Kersten was appointed Chief Operating Officer and in February, 1995, Mr. Kersten became the Company's Chief Executive Officer. In previous years, Mr. Kersten worked as a financial analyst with Source Capital, Ltd., an investment advising firm in McLean, Virginia. Mr.
Kersten is a stepson of Maximilian de Clara, who is the President and a Director of the Company. Mr. Kersten attended George Washington University in Washington, D.C. where he earned a B.A. in Accounting and an M.B.A. with emphasis on International Finance. He also attended law school at American University in Washington, D.C. where he received a Juris Doctor degree.
         Patricia B. Prichep has been the Company's Vice President of Operations since March, 1994. Between December, 1992 and March, 1994, Ms. Prichep was the Company's Director of Operations. From June, 1990 to December, 1992, Ms. Prichep was the Manager of Quality and Productivity for the NASD's Management, Systems and Support Department. Between 1982 and 1990, Ms. Prichep was Vice President and Operations Manager for Source Capital, Ltd.
     M. Douglas Winship has been the Company's Vice President of Regulatory Affairs and Quality Assurance since April, 1994. Between 1988 and April, 1994, Mr. Winship held various positions with Curative Technologies, Inc., including Vice President of Regulatory Affairs and Quality Assurance (1991-1994).
      Dr. Eyal Talor has been the Company's Vice President of Research and Manufacturing since March, 1994. From October, 1993 until March, 1994, Dr. Talor was Director of Research, Manufacturing and Quality Control, as well as the Director of the Clinical Laboratory, for Chesapeake Biological Laboratories, Inc. From 1991 to 1993, Dr. Talor was a scientist with SRA Technologies, Inc., as well as the director of SRA's Flow Cytometry Laboratory (19911993) and Clinical Laboratory (1992
1993). During 1992 and 1993, Dr. Talor was also the Regulatory Affairs and Safety Officer For SRA. Since 1987, Dr. Talor has held various positions with the John
Hopkins University, including course coordinator for the School of Continuing Studies (1989-Present), research associate and lecturer in the Department of Immunology and Infectious Diseases (1987-
1991), and associate professor (1991Present).
     Mark V. Soresi. Mr. Soresi became a director of the Company in July, 1989. In 1982, Mr. Soresi founded, and since that date has been the president and Chief Executive Officer of REMAC(R), Inc. REMAC(R) is involved in the clean-up of hazardous and toxic waste dump sites. Mr. Soresi attended George Washington University in Washington, D.C. where he earned a Bachelor of Science in Chemistry.
   F. Donald Hudson. F. Donald Hudson has been a director of the Company since May, 1992. From December 1994 to October 1995 Mr. Hudson was President and Chief Executive Officer of VIMRx Pharmaceuticals, Inc. Between 1990 and 1993, Mr. Hudson was President and Chief Executive Officer of Neuromedica, Inc., a development stage company engaged in neurological research. Until January, 1989, Mr. Hudson served as Chairman and Chief Executive Officer of Transgenic Sciences, Inc. (now TSI Corporation), a publicly held biotechnology corporation which he founded in January, 1987. From October, 1985 until January, 1987, Mr.
Hudson was a director of Organogenesis, Inc., a publicly held biotechnology corporation of which he was a founder, and for five years prior thereto was Executive Vice President and a director of Integrated Genetics, Inc., a corporation also engaged in biotechnology which he co-founded and which was publicly traded until its acquisition in 1989 by Genzyme, Inc. Edwin A. Shalloway, Esq. Mr. Shalloway has been a director of the Company since May, 1992. Mr. Shalloway is and has been since 1964, a partner in the law firm of Sherman and Shalloway which specializes in matters of patent law. Mr. Shalloway attended the University of Georgia where he earned a Bachelor of Science and Bachelor of Arts degrees. Mr. Shalloway received his law degree from the American University in Washington, D.C. Mr. Shalloway is also the President of the International Licensing Executive Society.
         All of the Company's officers devote substantially all of their time on the Company's business. Messrs. Soresi, Hudson and Shalloway, as directors, devote only a minimal amount of time to the Company.
   The Company has an audit committee whose members are Geert R. Kersten, F. Donald Hudson and Edwin A. Shalloway.
ITEM 11.  EXECUTIVE COMPENSATION
     The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal year ended September 30, 1995.

                Annual Compensation     Long Term Compensation
                                     Re                     All
                               Other stric-               Other
                             Annual  ted            LTIP     Com
                             Compen- Stock Options  Pay    pensa-
Name and Princi Fiscal Salary   Bonus  sation   Awards   Granted outs
tion pal Position  Year    (1)     (2)    (3)    (4)      (5) (6)(7)

Maximilian de Clara, 1995     -       -   $95,181          225,000
- -
President            1994     -       -   $93,752           70,000
- -
                     1993     -       -   $59,376                -
Geert R. Kersten,    1995 $164,801    -   $ 9,426          224,750
$3,911
Chief Executive      1994 $182,539    -   $ 8,183           50,000
$4,497
Officer, Secretary   1993 $163,204    -   $ 6,046
$3,289
and Treasurer

M. Douglas Winship,  1995 $113,500      $ 1,200             22,000
$2,100
Vice President of
Regulatory Affairs
Suzanne Beckner,     1995 $102,250
- -
25,000
$2,830
Vice President of
Clinical Development*

*  Dr. Beckner resigned her position with the Company in

November 1995. (1) The dollar value of base salary (cash and non-cash) received.

(2) The dollar value of bonus (cash and non-cash) received.
    (3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property.
    Amounts in the table represent automobile, parking and other transportation expenses.








(4) During the period covered by the Table, no shares of restricted stock were issued as compensation for services to the persons listed in the table. As of September 30, 1995, the number of shares of the Company's common stock, owned by the officers included in the table above, and the value of such shares at such date, based upon the market price of the Company's common stock were:



         Name                       Shares            Value
         Maximilian de Clara        5,000         $23,100
         Geert R. Kersten          84,940         $392,423

    Dividends may be paid on shares of restricted stock owned by the Company's officers and directors, although the Company has no plans to pay dividends. Mr. Winship and Ms. Beckner did not own any shares of the Company's Common Stock at September 30, 1995.
(5) The shares of Common Stock to be received upon the exercise of all stock options granted during the period covered by the Table. The amounts in this table include options granted in prior years but which were repriced during the year ending September 30, 1995. See "Ten Year Option/SAR
    Repricings" table below.
(6) "LTIP" is an abbreviation for "Long-Term Incentive Plan".
An LTIP is any plan that is intended to serve as an incentive for performance to occur over a period longer than one fiscal year. Amounts reported in this column represent payments received duringthe applicable fiscal year by the named officer pursuant to an LTIP. (7) All other compensation received that the Company could not properly report in any other column of the Table including annual Company contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, the Company with respect to term life insurance for the benefit of the named executive officer, and the full dollar value of the remainder of the premiums paid by, or on behalf of, the Company. Amounts in the table represent contributions made by the Company to a 401(k) pension plan on behalf of persons named in the table.
Long Term Incentive Plans Awards in Last Fiscal Year
                             None.
Employee Pension, Profit Sharing or Other Retirement Plans
During 1993 the Company implemented a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code and covering substantially all the Company's employees. The Company's contribution is equal to the lesser of 3% of each employee's salary, or 50% of the employee's contribution. The 1995 expenses for this plan were $24,913.
Other than the 401(k) Plan, the Company does not have a defined benefit, pension plan, profit sharing or other retirement plan.
Compensation of Directors
         Standard Arrangements. The Company currently pays its directors $1,500 per quarter, plus expenses. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.
         Other Arrangements. The Company has from time to time granted options to its outside directors, Mr. Soresi, Mr. Hudson and Mr. Shalloway. See Stock Options below for additional information concerning options granted to the Company's directors. Employment
Contracts
         Effective August 1, 1994, the Company entered into a three year employment agreement with Mr. Kersten. The employment agreement provides that during the period between August 1, 1994 and July 31, 1995, the Company will pay Mr. Kersten an annual salary of $198,985.
During the years ending August 31, 1996 and 1997, the Company will pay
Mr. Kersten a salary of $218,883 and $240,771 respectively. In the event that there is a material reduction in Mr. Kersten's authority, duties or activities, or in the event there is a change in the control of the Company, then the agreement allows Mr. Kersten to resign from his position at the Company and receive a lump sum payment from the Company equal to 18 months salary. For purposes of the employment agreement, a change in the control of the Company means the sale of more than 50% of the outstanding shares of the Company's Common Stock, or a change in a majority of the Company's directors. Pursuant to the agreement, the Company also agreed to grant Mr. Kersten, in accordance with the Company's 1994 Incentive Stock Option Plan, options to purchase 50,000 shares of the Company's Common Stock. Compensation Committee
Interlocks and Insider Participation
         The Company has a compensation committee comprised of all of the Company's directors, with the exception of Mr. Kersten. During the year ended September 30, 1995, Mr. de Clara was the only officer participating in deliberations of the Company's compensation committee concerning executive officer compensation. See Item 13 of this report for information concerning transactions between the Company and Mr. de
Clara.
         During the year ended September 30, 1995, no director of the Company was also an executive officer of another entity, which had an executive officer of the Company serving as a director of such entity or as a member of the compensation committee of such entity.
Stock Options
         The following tables set forth information concerning the options granted, during the fiscal year ended September 30, 1995, to the persons named below, and the fiscal year-end value of all unexercised options (regardless of when granted) held by these persons.


     Options Granted During Fiscal Year Ending September 30, l995

                                                      Potential
                  Individual Grants (1)           Realizable Value at
                   % of Total                    Assumed Annual Rates
                    Options                         of Stock Price
                   Granted to  Exercise            Appreciation for
        Options   Employees in Price Per Expiration  Option Term(2)
Name  Granted (#) Fiscal Year  Share (1)  Date       5%      10%

Maximilian    15,000            $2.87    3/19/01   $14,550  $30,750
   de Clara    70,000           $2.87     11/1/01 $67,900   $176,400
              70,000            $2.87    7/29/04  $272,300  $272,300
              70,000            $3.87    7/31/05  $240,100  $501,200
              225,000                                32%

Geert R.      50,000 (2)         $2.87    1/10/98 $20,500   $42,000
Kersten        750               $2.87    3/28/98 $287       $ 705
               4,000             $2.87    10/31/99 $2,440  $5,320
               10,000            $2.87    10/31/00 $7,900   $17,500
               10,000            $2.87     3/19/01 $9,700  $22,100
               50,000            $2.87    11/01/01 $48,500  $110,700
               50,000            $2.87     7/29/04 $79,000  $194,500
               50,000            $3.87     7/31/05 $171,500 $358,000
M. Douglas      2,000 (2)            $2.87     1/10/98    $720 $1,660
Winship       15,000                $2.87      4/04   $23,700 $58,350
                5,000               $3.87    7/31/05  $17,150 $35,800
               22,000        3%

Suzanne         5,000 (2)          $2.87  1/10/98 $1,750  $4,150
Beckner        8,000               $2.87  7/11/04 $12,640 $31,120
               12,000              $3.87  7/31/05 $41,160 $85,920
               25,000      3.5%
(1) Includes options granted in prior fiscal years but which were repriced in June 1995.

   See "Ten-Year Option/SAR Repricings" table below.
(2) Options were granted in accordance with the Company's 1995 salary reduction plan. Pursuant to the salary reduction plan, any employee of the Company was allowed to receive options in exchange for a one time reduction in such employee's salary.
(3) The potential realizable value of the options shown in the table assuming the market price of the Company's Common Stock appreciates in value from the date of the grant to the end of the option term at 5% or 10%.

              Option Exercises and Year End Option Values

                                                        Value of
                                                        Unexer
                                                        cised In-
                                                         the Money
                                Number of                 Options
                               Unexercised              at Fiscal
                                Options                 Year-End
                Shares            (3)                      (4)
                Acquired  Value
             on Exercise Realized Exercisable/       Exercisable/
Name              (1)       (2)  Unexercisable      Unexercisable

Maximilian
de Clara          -          -   108,334/116,666 $189,584/$134,165
Geert R. Kersten  -          -    85,750/139,000 $150,062/$193,250
M. Douglas
 Winship         -           -     5,000/ 17,000  $8,750/$24,750
Suzanne Beckner  -           -     2,667/ 22,333  $4,667/$27,083

(1) The number of shares received upon exercise of options during the fiscal year ended September 30, 1995.

(2) With respect to options exercised during the Company's fiscal year ended September 30, 1995, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.
(3) The total number of unexercised options held as of September 30, 1995, separated between those options that were exercisable and those options that were not exercisable.
(4) For all unexercised options held as of September 30, 1995, the aggregate dollar value of the excess of the market value of the stock underlying those options (as of September 30, 1995) over the exercise price of those unexercised options. Values are shown separately for those options that were exercisable, and those options that were not yet exercisable, on September 30, 1995.

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

                 Number of                             Length of
                Securities    Market    Exercise     Original Op-
                Underlying   Price of   Price at      tion Term
                Options/     Stock at   Time of     Remaining at
                 SARs Re-   Repricing Repricing  New  Date of Re-
                priced or  or Amend   or Amend Exercise pricing or
Name      Date  Amended (#)  ment ($)  ment($) Price($) Amendment

Maximilian 6/10/95 15,000   $2.87      $10.90   $2.87   63 mos.
de Clara           70,000   $2.87       $20.90  $2.87   70 mos.
                   70,000   $2.87       $8.70   $2.87  108 mos.

Geert R.  6/10/95   50,000  $2.87     $4.10       $2.87  30 mos.
Kersten              750     $2.87    $11.60      $2.87  33 mos.
                    4,000    $2.87    $4.00       $2.87  52 mos.
                   10,000    $2.87    $8.40       $2.87 64 mos.
                   10,000    $2.87   $10.90       $2.87  68 mos.
                   50,000    $2.87   $20.90       $2.87  76 mos.
                   50,000    $2.87    $8.70       $2.87 108 mos.

M. Douglas6/10/95   2,000    $2.87    $4.10       $2.87  30 mos.
Winship            15,000    $2.87   $11.20       $2.87  105 mos.

Suzanne 6/10/95      5,000   $2.87    $4.10       $2.87  30 mos.
Beckner              8,000   $2.87    $6.80       $2.87  107 mos.

Stock Option and Bonus Plans
         The Company has two Incentive Stock Option Plans, three Non Qualified Stock Option Plans and a Stock Bonus Plan. A summary description of these Plans follows. In some cases these Plans are collectively referred to as the "Plans".
         Incentive Stock Option Plan. The two Incentive Stock Option Plans collectively authorize the issuance of up to 200,000 shares of the Company's Common Stock to persons that exercise options granted pursuant to the Plan. Only Company employees may be granted options pursuant to the Incentive Stock
Option Plan.
       To be classified as incentive stock options under the Internal Revenue Code, options granted pursuant to the Plans must be exercised prior to the following dates:
         (a) The expiration of three months after the date on which an option holder's employment by the Company is terminated (except if such termination is due to the death or permanent and total disability);
         (b)  The expiration of 12 months after the date on which
              an option holder's employment by the Company is
              terminated, if such termination is due to the Employee's permanent and total disability;
(c) In the event of an option holder's death while in the employ of the Company, his executors or administrators may exercise, within three months following the date of his death, the option as to any of the shares not previously exercised;
The total fair market value of the shares of Common Stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000.

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

      Non-Qualified Stock Option Plan. The three NonQualified Stock Option Plans collectively authorize the issuance of up to 560,000 shares of the Company's Common Stock to persons that exercise options granted pursuant to the Plans. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of the Company's Common Stock on the date the option is granted.

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

    Option Summary. The following sets forth certain information, as of November 30, 1995, concerning the stock options granted by the Company. Each option represents the right to purchase one share of the Company's Common Stock.
                              Total         Shares
                               Shares   Reserved for  Remaining
                              Reserved  Outstanding   Options
Name of Plan                 Under Plan  Options    Under Plan

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

        In March, 1991 the Company granted a financial relations consultant an option to purchase 50,000 shares of the Company's common stock. The op tion is exercisable at $13.80 per share and expires in March, 1996. The holder of the option has the right to have the shares issuable upon the exercise of the option included in any registration statement filed by the Company.
         As of November 30, 1995, 1,500 shares had been issued pursuant to the Company's 1992 Stock Bonus Plan. All of these shares were issued during the fiscal year ending September 30, 1994. Other Matters.
         The Securities and Exchange Commission found that between 1988 and 1991 Mr. de Clara failed to timely file reports of beneficial ownership required by the Securities Exchange Act of 1934. In May, 1992, the Commission entered an order requiring Mr. de Clara to file reports of beneficial ownership on a timely basis.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The technology and know-how licensed to the Company was developed by a group of researchers under the direction of Dr. Hans Ake Fabricius and was assigned, during l980 and l98l, to Hooper Trading Company, N.V., a Netherlands Antilles' corporation ("Hooper"), and Shanksville Corporation, also a Netherlands Antilles corporation ("Shanksville"). Mr. de Clara and Dr. Fabricius own 50% and 30%, respectively, of each of these companies. The technology and know-how assigned to Hooper and Shanksville was licensed to Sittona Company, B.V., a Netherlands corporation ("Sittona"), effective September, l982 pursuant to a licensing agreement which requires Sittona to pay to Hooper and Shanksville royalties on income received by Sittona respecting the technology and know-how licensed to Sittona. In l983, Sittona licensed this technology to the Company and received from the Company a $1,400,000 advance royalty payment. At such time as the Company generates revenues from the sale or sublicense of this technology, the Company will be required to pay royalties to Sittona equal to l0% of net sales and l5% of the licensing royalties received from third parties. In that event, Sittona, pursuant to its licensing agreements with Hooper and Shanksville, will be required to pay to those companies a minimum of l0% of any royalty payments received from the Company.
      In l985, Mr. de Clara acquired all of the issued and outstanding stock of Sittona. Mr. de Clara and Dr. Fabricius, because of their ownership interests in Hooper and Shanksville, could receive approximately 50% and 30% respectively of any royalties paid by Sittona to Hooper and Shanksville, and Mr. de Clara, through his interest in all three companies (Hooper, Shanksville and Sittona), will receive up to 95% of any royalties paid by the Company.
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8 K (a) See the Financial Statements attached to this Report.
(b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1995.
    (c)  Exhibits                           Page Number
3(a)     Articles of Incorporation     Incorporated by reference
to
Exhibit
                                       3(a) of the Company's
                                       combined Registration
Statement on Form S1 and PostEffective Amendment ("Registration Statement"), Registration Nos. 2-85547-D and 33 7531.

(b)     Amended Articles              Incorporated by reference
to
                                       Exhibit 3(a) of the
                                       Company's Registration
                                       Statement on Form S 1,
                                       Registration Nos. 285547D
                                       and 33-7531.

(c)     Amended Articles              Incorporated by reference
to
         Exhibit (Name change only)    3(c) filed with
Registration
         Statement
                                       on Form S-1 (No. 33-34878)

 . (d)    Bylaws                        Incorporated by reference
to Exhibit 3(b) of the                                Company's
Registration                                          Statement
on Form S 1,
Registration Nos. 285547D                             and 33-
7531.

4(a)     Specimen copy of              Incorporated by reference
to
Exhibit
         Stock Certificate             4(a) of the Company's
Registration
                                       Statement on Form S-1,
                                       Registration Nos. 2-85547-
                                       D and 337531.

4(c)     Form of Common Stock          Incorporated by reference
to
Exhibit
         Purchase Warrant              4(c) filed as an exhibit
to
the
Com
                                       pany's Registration
                                       Statement on Form S-1
                                       (Registration No. 33
                                       43281).
10(a)    Purchase Agreement            Incorporated by reference
to
Exhibit
         dated April 21, 1986          10(a) of the Company's
Registration
         with Alpha I Biomedical       Statement on Form S-1,
Registration
                                       Nos. 2-85547-D and 33-
7531.

  (b)     Agreement with Sittona        Incorporated by
reference
to
Exhibit
         Company B.V. dated            10(c) of the Company's
Registration
         May 3, 1983                   Statement on Form S-1,
Registration
                                       Nos. 2-85547-D and 33-
7531. (c)     Addendum effective May 3,     Incorporated by
reference to
         Exhibit 1983 to Licensing Agree- 10(e) of the Company's
         Registration
         ment with Sittona Company,    Statement on Form S-1,
Registration
         B.V.                          Nos. 2-85547-D and 33-
7531.
(d)     Addendum effective October    Incorporated by reference
         to Exhibit 13, 1989 to Licensing Agree 10(d) of Company's Annual Report on ment with Sittona Company, Form 10 K for the year ended
         September
         B.V.                          30, 1989.

10(e)    Employment Agreement with     Incorporated by reference
to
Exhibit
         Geert Kersten                 10(e) filed as an exhibit
to
the
Com
                                       pany's Registration
                                       Statement on Form S-1
                                       (Registration No. 33
                                       43281).

l0(f)    Research Agreement between    Incorporated by reference
to
Exhibit
         Viral Technologies, Inc.      10(f) filed as an exhibit
to
the
Com-
         and the George Washington     pany's Registration
Statement
on
Form
         University                    S-1 (Registration No. 33-
43281).

l0(g)    Agreement between Viral       Incorporated by reference
to
Exhibit
         Technologies, Inc. and        10(g) filed as an exhibit
to
the
Com-
         Nippon Zeon Co., Ltd.         pany's Registration
Statement
on
Form
                                       S-1 (Registration No.
33 43281).
23       Consents of Experts and
         Counsel

    (d)  Financial statement schedules.

         None

                          SIGNATURES
         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       CEL-SCI CORPORATION
Dated: February 9, 1996                By: /s/ Maximilian de
Clara
                                          Maximilian de Clara,
                                       President By: /s/ Geert
                                       R. Kersten
                                          Geert R. Kersten,
                                          Chief Executive
                                          Officer
Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Title             Date
/s/ Maximilian de Clara      Director and Principal  February 9, 1996
MAXIMILIAN DE CLARA           Executive Officer

/s/ Geert R. Kersten          Director, Principal    February 9, 1996
GEERT R. KERSTEN              Financial Officer
                                and Chief Executive Officer
/s/ Mark V. Soresi            Director               February 9, 1996
MARK V. SORESI

/s/ F. Donald Hudson          Director               February 9, 1996
F. DONALD HUDSON
/s/ Edwin A. Shalloway        Director               February 9, 1996
EDWIN A. SHALLOWAY
</TEXT?