Form 10-K/A
period 1995-09-30
CEL SCI CORP
filed 1996-08-23
CIK 725363

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

For the transition period from                to
 .

Commission file number 0-11503

                               CEL-SCI CORPORATION
               (Exact name of registrant as specified in its charter)

                  COLORADO                                   84-
0916344
        (State or other jurisdiction of                (I.R.S.
         Employer incorporation or organization)
         Identification No.)

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

    (c)  Exhibits

         EX-27

SIGNATURES

Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       CEL-SCI CORPORATION
Dated: August 22, 1996                 By: /s/ Maximilian de Clara
                                          Maximilian de Clara,
                                       President

                                        By: /s/ Geert R. Kersten
                                          Geert R. Kersten, Chief
                                          Operating Officer


Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Title                     Date
/s/ Maximilian de Clara       Director and Principal   August 22,1996
MAXIMILIAN DE CLARA           Executive Officer
/s/ Geert R. Kersten          Director, Principal     August 22, 1996
GEERT R. KERSTEN              Financial Officer
                        and Chief Executive
                              Officer

                             Director
MARK V. SORESI

/s/ F. Donald Hudson          Director                August 22, 1996
F. DONALD HUDSON

/s/ Edwin A. Shalloway        Director               August 22, 1996
EDWIN A. SHALLOWAY