Form 10-K
period 1996-09-30
CEL SCI CORP
filed 1996-12-30
CIK 725363

FORM 10-K
                       SECURITIES AND EXCHANGE
                             COMMISSION Washington,
                             D.C. 20549
(Mark One)
(X)                ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1996.

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

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 20, 1996, as quoted on the NASDAQ System, was approximately $33,085,000. Shares of Common Stock held by each officer, director and principal shareholder have been excluded in that such persons may be deemed to be affiliates of the Registrant.

Documents Incorporated by Reference:   None

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
    As of December 17, 1996, the Registrant had 8,382,562 shares of Common Stock issued and outstanding.
                              PAGE 1 OF
                      PAGES EXHIBIT INDEX BEGINS
                      ON PAGE
                                 PART I
TEM 1.  BUSINESS
      CEL-SCI Corporation (the "Company") was formed as a Colorado corporation during March l983, to acquire and finance research and development of natural human interleukin-2 ("IL-2") and lymphokine-related products and processes using the Company's proprietary cell culture technologies. The Company's proprietary product is sometimes referred to as MULTIKINETM, or buffy-coat interleukins, which is a combination, or "cocktail" of IL-2 and certain lymphokines and cytokines. MULTIKINE is a trade name of the Company. The Company was initially formed under the name Interleukin-2, Inc. and changed its name to CEL-SCI Corporation in March, 1988. The compounds, compositions and pro-esses, to which the Company has acquired an exclusive world-wide license, are being tested to determine if they are effective in improving the immune re- sponse of advanced cancer patients.

         Since its inception the focus of the Company's product development efforts has been on conducting clinical trials to test its proprietary tech nologies. The Company intends to continue testing its MULTIKINE product in clinical trials with the objective of establishing its efficacy as a treatment for solid tumors and possibly other diseases. An additional aim of the Com- pany is to further corroborate the present data (obtained in connection with the Company's research programs and human clinical trials) in regard to the ability of MULTIKINE to restore the immune system of people suffering from certain illnesses.
        The cost of acquiring its exclusive license and the costs associated with the clinical trials relating to the Company's MULTIKINE technologies, the cost of research at various institutions and the Company's administrative ex- penses have been funded with the public and private sales of shares of the Company's Common Stock and borrowings from third parties, including affiliates of the Company.

         In October 1995 Viral Technologies, Inc. ("VTI") became a wholly owned subsidiary of the Company. VTI is engaged in the development of a possible vaccine for AIDS. VTI's technology may also have application in the treatment of AIDS-infected individuals and the diagnosis of AIDS. VTI is currently conducting Phase I human clinical trials using the HGP-30 vaccine.

PRODUCT DEVELOPMENT PLAN

         In March l995, the Canadian Health Protection Branch, Health and Welfare Ministry gave clearance to the Company to start a phase I/II cancer study using MULTIKINE. The study, which will enroll up to 30 head and neck cancer patients who have failed conventional treatments, is designed to evaluate safety, tumor responses and immune responses in patients treated with multiple courses of MULTIKINE. The length of time that each patient will remain on the investigational treatment will depend on the patient's response to treatment. In May l995, the U.S. Food and Drug Administration (FDA) authorized the export of the Company's MULTIKINE drug to Canada for purposes of this study.

         In February 1996 the FDA authorized the Company to conduct two human clinical studies using MULTIKINE. The studies will focus on prostate and head and neck cancer. The prostate study is being conducted at Jefferson Hospital in Philadelphia, Pennsylvania and will involve up to 15 prostate cancer pa- tients who have failed on hormonal therapy. The head and neck cancer study will involve up to 30 cancer patients who have failed using conventional ther- apies and will be conducted in part at Wayne State University in Detroit, Michigan. The Company is currently evaluating additional clinical centers in the U.S. for purposes of the study. The head and neck cancer study in the U.S. will be conducted in conjunction with the Company's Canadian head and neck cancer study.
         Viral Technologies, Inc. ("VTI") completed its Phase I trials in California and in April 1995, with the approval of the California Food and Drug Branch ("FDB"), started a new clinical study with the HGP-30 AIDS vaccine. The study involved HIV-negative volunteers who participated in the 1992 Phase I study. Following vaccinations with HGP-30, certain volunteers donated blood for a SCID mouse HIV challenge study. Infection in the SCID mice by virus was determined and confirmed by two different assays. Approximately 78% of the SCID mice given blood from vaccinated volunteers showed no HIV infection after virus challenge as compared to 13% of the mice given blood from unvaccinated donors. In December 1995 VTI, with permission from the FDB, began Phase I human clinical trials with HIV-infected volunteers. See "Viral Technologies, Inc." below for additional information concerning VTI.
         There can be no assurance that either the Company or VTI will be successful in obtaining approvals from any regulatory authority to conduct further clinical trials or to manufacture and sell their products. The lack of regu- latory approval for the Company's or VTI's products will prevent the Company and VTI from generally marketing their products. Delays in obtaining regula- tory approval or the failure to obtain regulatory approval in one or more countries may have a material adverse impact upon the Company's operations.
BACKGROUND OF HUMAN IMMUNOLOGICAL SYSTEM
     The function of the immunological system is to protect the body against infectious agents, including viruses, bacteria, parasites and malig nant (cancer) cells. An individual's ability to respond to infectious agents and to other substances (antigens) recognized as foreign by the body's immune system is critical to health and survival. When the immune response is adequate, infection is usually combatted effectively and recovery follows. Severe infection can occur when the immune response is inadequate. Such immune defi- ciency can be present from birth but, in adult life, it is frequently acquired as a result of intense sickness or as a result of the administration of chemo- therapeutic drugs and/or radiation. It is also recognized that, as people reach middle age and thereafter, the immune system grows weaker.

         Two classes of white blood cells, macrophages and lymphocytes, are believed to be primarily responsible for immunity. Macrophages are large cells whose principal immune activity is to digest and destroy infectious agents. Lymphocytes are divided into two sub-classes. One sub-class of lymphocytes, B-cells, produces antibodies in response to antigens. Antibodies have unique combining sites (specificities) that recognize the shape of particular antigens and bind with them. The combination of an antibody with an antigen sets in motion a chain of events which may neutralize the effects of the foreign sub stance. The other sub-class of lymphocytes, T-cells, regulates immune responses. T-cells, for example, amplify or suppress antibody formation by Bcells, and can also directly destroy "foreign" cells by activating "killer cells."

         It is generally recognized that the interplay among T-cells, B cells and the macrophages determines the strength and breadth of the body's response to infection. It is believed that the activities of T-cells, B cells and mac- rophages are controlled, to a large extent, by a specific group of hormones called lymphokines. Lymphokines regulate and modify the various functions of both T-cells and B-cells. There are many lymphokines, each of which is thought to have distinctive chemical and functional properties. IL-2 is but one of these lymphokines and it is on IL-2 and its synergy with other lymphokines that the Company has focused its attention. Scientific and medical investiga- tion has established that IL-2 enhances immune responses by causing activated T-cells to proliferate. Without such proliferation no immune response can be mounted. Other lymphokines and cytokines support T-cell and B-cell prolifera- tion. However, IL-2 is the only known lymphokine or cytokine which causes the proliferation of T-cells. IL-2 is also known to activate B-cells in the ab- sence of B-cell growth factors.

         Although IL-2 is one of the best characterized lymphokines with anticancer potential, the Company is of the opinion that to have optimum therapeutic value, IL-2 should be administered not as a single substance but rather as a mixture of IL-2 and certain lymphokines and cytokines, i.e. as a "cocktail". This approach, which was pioneered by the Company, makes use of the synergism between these lymphokines. It should be noted however that neither the FDA nor any other agency has determined that the Company's MULTIKINE product will be effective against any form of cancer.
         It has been reported by researchers in the field of lymphokine re search that IL-2 can increase the number of killer T-cells produced by the body, which improves the body's capacity to selectively destroy specific tumor cells. Research and human clinical trials sponsored by the Company have indi- cated a correlation between administration of MULTIKINE to advanced cancer pa- tients and immunological responses. On the basis of these experimental re- sults, the Company believes that MULTIKINE may have application for the treat- ment of solid tumors in humans.
         The Company foresees three potential anti-cancer therapeutic uses for MULTIKINE: (i) direct administration into the human body (in vivo) as a modu- lator of the immune system, (ii) activation of a patient's white blood cells outside the body with MULTIKINE, followed by returning these activated cells to the patient; and (iii) a combination of (i) and (ii). RESEARCH AND DEVELOPMENT
         In the past, the Company conducted its research pursuant to arrange ments with various universities and research organizations. The Company pro vided grants to these institutions for the conduct of specific research pro jects as suggested by the Company's scientists based upon the results of pre viously completed projects.
         In October 1994 the Company to consolidated its research activities in its own laboratory. See Item 2 of this report.
         Between 1983 and 1986 the Company was primarily involved in funding pre-clinical and Phase I clinical trials of its proprietary MULTIKINE tech nologies. These trials were conducted at St. Thomas's Hospital Medical School located in London, England under the direction of Dudley C. Dumonde, M.D., PhD., a former member of the SAB, and pursuant to approvals obtained from England's Department of Health and Social Security.
         In the Phase I trial in England (completed in 1987), forty-nine pa tients suffering with various forms of solid cancers, including malignant melanoma, breast cancer, colon cancer, and other solid tumor types were treated with MULTIKINE. The product was administered directly into the lymphatic system in a number of patients. Significant and lasting lymphnode responses, which are considered to be an indication of improvement in the patient's immune responses, were observed in these patients. A principal conclusion of the Phase I trials was that the side effects of the Company's products in forty-nine patients were not severe, the treatment was well tolerated and there was no long-term toxicity.
         The results of the Phase I clinical study were encouraging, and as a result the Company established protocols for future clinical trials. In November, 1990, the Florida Department of Health and Rehabilitative Services ("DHRS") gave the physicians at a southern Florida medical institution approval to start a clinical cancer trial in Florida using the Company's MULTIKINE pro- duct. The focus of the trial was unresectable head and neck cancer (which is presently untreatable) and was the first time that the natural MULTIKINE was administered to cancer patients in a clinical trial in the United States.
         Four patients with regionally advanced squamous cell cancer of the head and neck were treated with the Company's MULTIKINE product. The patients had previously received radical surgery followed by x-ray therapy but developed recurrent tumors at multiple sites in the neck and were diagnosed with termi- nal cancer. The patients had low levels of lymphocytes and evidence of immune deficiency (generally a characteristic of this type of cancer).
         Significant tumor reduction occured in three of the four patients as a result of the treatment with MULTIKINE. Negligible side effects were observed and the patients were treated as outpatients. Notwithstanding the above, it should be noted that these trials were only preliminary and were only conducted on a small number of patients. It remains to be seen if MULTIKINE will be effective in treating any form of cancer.
         See "Product Development Plan" above for information concerning the Company's research and development plans.
         Proof of efficacy for anti-cancer drugs is a lengthy and complex process. At this early stage of clinical investigation, it remains to be proven that MULTIKINE will be effective against any form of cancer. Even if some form of MULTIKINE is found to be effective in the treatment of cancer, commercial use of MULTIKINE may be several years away due to extensive safety and effectiveness tests that would be necessary before required government approvals are obtained. It should be noted that other companies and research teams are actively involved in developing treatments and/or cures for cancer, and ac cordingly, there can be no assurance that the Company's research efforts, even if successful from a medical standpoint, can be completed before those of its competitors.

         Since 1983, and through September 30, 1996, approximately $12,976,000 has been expended on Company-sponsored research and development, including ap- proximately $3,471,000, $1,825,000, and $2,896,000 during the years ended Sep- tember 30, 1996, 1995 and 1994, respectively. Research and development expenditures prior to October 1995 do not include amounts spent by Viral Technolo- gies, Inc. on research and development. Since May, 1986 (the inception of VTI) and through September 30, 1996, VTI has spent approximately $3,964,000 on research and development.

         The Company has established a Scientific Advisory Board ("SAB") com prised of scientists distinguished in biomedical research in the field of lymphokines and related areas. From time to time, members of the SAB advise the Company on its research activities. Institutions with which members of the SAB are affiliated have in the past conducted and may in the future conduct Company-sponsored research. The SAB has in the past and may in the future, at its discretion, invite other scientists to opine in confidence on the merits of the Company-sponsored research. Members of the SAB receive $500 per month from the Company and have also been granted options (for serving as members of the SAB) which collectively allow for the purchase of up to 15,000 shares of the Company's Common Stock. The options are exercisable at prices ranging from $13.80 to $19.70 per share.

         The members of the Company's SAB are:

         Dr. Michael Chirigos - former head of the Virus and Disease Modifi cation Section, National Institutes of Health (NIH), National Cancer Institute (NCI) from 1966-1981 and the Immunopharmacology Section, NIH, NCI, Biological Response Modifier Program until 1985.

         Dr. Evan M. Hersh - Vice-Chairman, Department of Internal Medicine, Chief, Section of Hematology/Oncology, Department of Internal Medicine, Tucson, AZ. Director of Clinical Research, Arizona Cancer Center, Tucson.
         Dr. Michael J. Mastrangelo - Director, Division of Medical Oncolo gy; Professor of Medicine, Jefferson Medical College, Philadelphia, Penn sylvania; and Associate Clinical Director, Jefferson Cancer Center, Philadelphia, Pennsylvania.
     Dr. Alan B. Morris, PhD. - Professor, Department of Biological Sciences, University of Warwick, Coventry, U.K.

VIRAL TECHNOLOGIES, INC.

         Prior to October 1995, Viral Technologies, Inc. ("VTI"), a Delaware corporation, was 50% owned by the Company and 50% owned by Alpha 1 Biomedicals, Inc. VTI is developing a vaccine technology that may prove of commercial value in the prevention, diagnosis and treatment of AIDS. VTI holds the proprietary rights to certain synthesized components of the p17 gag protein, which is the outer core region of the AIDS virus (HIV-1). In October 1995, the Company acquired Alpha 1's interest in VTI in exchange for 159,170 shares of the Company's common stock.
         VTI is involved in the development of a prototype preventive and therapeutic vaccine against AIDS that is based on HGP-30, a thirty amino acid synthetic peptide derived from the p17 region of the AIDS virus. Evidence compiled by scientists at George Washington University from toxicology studies with different animal species indicates that the HGP-30 prototype vaccine does not appear to be toxic in animals. The HGP-30 vaccine being tested differs from most other vaccines candidates in that its active component, the HGP-30 peptide, is derived from the p17 core protein particles of the virus. Since HGP-30 is a totally synthetic molecule containing no live virus, it cannot cause infection. Unlike the envelope (i.e. outside) proteins, the p17 region of the AIDS virus appears to be relatively nonchanging. In January, 1991, VTI was issued a United States patent covering the production, use and sale of HGP-30. HGP-30 may also be effective in treating persons infected with the AIDS virus.
         Approval to start Phase I human clinical trials in Great Britain using VTI's prototype AIDS vaccine HGP-30 was granted in April 1988. The trial, the first in the European common market, began in May 1989 with 18 healthy (HIV- negative) volunteers given three different dosages and was completed in Decem- ber 1990. The trial results indicated that five of eight volunteers vacci- nated with HGP-30, and whose blood samples were able to be tested, produced "killer" T-cell responses. The vaccine also elicited cellmediated immunity responses in 7 out of 9 vaccinated volunteers and antibody responses in 15 out of 18 vaccinated volunteers.
         In March 1990, the California Department of Health Services Food and Drug Branch (FDB) approved the first human testing (Phase I trials) in the United States of HGP-30. The trials were conducted by scientists at the University of Southern California and San Francisco General Hospital. Twentyone healthy HIV-negative volunteers at medical centers in Los Angeles and San Francisco received escalating doses of HGP-30 with no clinically significant adverse side effects. The clinical studies confirmed earlier clinical trials in London.
          In April 1995 VTI, with the approval of the FDB, began another clinical trial in California using volunteers who received two vaccinations. The volunteers receiving the two lowest dosage levels were asked to donate blood for a SCID mouse HIV challenge study. The SCID mouse is considered to be the best available animal model for HIV because it lacks its own immune system and therefore permits human cell growth. White blood cells from the five (5) vac- cinated volunteers and from normal donors were injected into groups of SCID mice. They were then challenged with high levels of a different strain of the HIV virus than the one from which HGP-30 is derived. Infection by virus was determined and confirmed by two different assays, p24 antigen, a component of the virus core, and reverse transcriptase activity, an enzyme critical to HIV replication. Approximately 78% of the SCID mice given blood from vaccinated volunteers showed no HIV infection after virus challenge as compared to 13% of the mice given blood from unvaccinated donors.
         In December 1995 VTI, with permission from the FDB, began Phase I human clinical trials with HIV-infected volunteers. VTI's AIDS vaccine/treatment is only in the initial stages of testing and it remains to be seen if the vaccine/treatment will be effective against the AIDS virus.
         In December l987, VTI signed a licensing agreement with Nippon
         Zeon
Co., Ltd. ("Nippon Zeon"), a Japanese chemical manufacturer, granting Nippon Zeon exclusive rights to VTI's prototype AIDS vaccine and improvements in the Pacific Area. Under the agreement, VTI received an initial licensing payment, as well as a pre-commercialization payment, and was also entitled to receive additional pre-commercialization payments dependent upon receipt of certain regulatory approvals. In l995 Nippon Zeon released its rights to VTI's tech- nology in consideration for VTI's agreement to pay Nippon Zeon a royalty on sales of products made with VTI's technology in the licensed area. In July l996 Nippon Zeon agreed to surrender its royalty rights, as well as any other rights it may have had to VTI's technology, in exchange for 45,000 shares of the Company's common stock.
         Although there has been important independent research showing the possible significance of the p17 region of HIV-1, there can be no assurance that any of VTI's technology will be effective in the prevention, diagnosis or treatment of AIDS. There can be no assurance that other companies will not develop a product that is more effective or that VTI ultimately will be able to develop and bring a product to market in a timely manner that would enable it to derive commercial benefits.
         VTI's research and development efforts are presently focused on the evaluation of second generation formulations and delivery systems for HGP-30 and related peptides to enhance HIV-specific cellular immune responses.
       In January 1991, VTI was awarded a U.S. patent covering the exclusive production, use and sale of HGP-30. This patent is thought to be the first U.S. patent for a portion of a "core" protein of the HIV virus. In February 1993, VTI was awarded a European patent covering HGP-30 and certain other peptides.
T-CELL MODULATION PROCESS
       In January 1996 the Company acquired a new patented T-cell Modulation Process which uses "heteroconjugates" to direct the body to choose a specific immune response. The heteroconjugate technology is intended to selectively stimulate the human immune system to more effectively fight bacterial, viral and parasitic infections and cancer, when it cannot do so on its own. Admin- istered like vaccines, heteroconjugates combine T-cell binding ligands with small, disease associated, peptide antigens and may provide a new method to treat and prevent certain diseases.
         The ability to generate a specific immune response is important be cause many diseases are often not combatted effectively due to the body's selection of the "inappropriate" immune response. The capability to specifi cally reprogram an immune response may offer a more effective approach than existing vaccines and drugs in attacking an underlying disease.
         The Company intends to use this new technology to improve the cellu lar immune response of VTI's HIV HGP-30 immunogen which is currently in two clinical studies. In addition, the Company intends to use the technology to develop a potential Tuberculosis (TB) vaccine/treatment. TB is the largest killer of all infectious diseases worldwide and new strains of drug resistant TB are emerging daily. The technology is also a potential platform technology which could also work with many other peptides. Using this new technology, the Company is currently conducting in vitro laboratory and in vivo animal studies.

         In August 1996 the Company signed a Cooperative Research and Development Agreement ("CRADA") with the Naval Medical Research Institute of the U.S. Navy to jointly develop a potential malaria vaccine using the Company's heteroconjugate technology. Malaria affects about 300-500 million people per year and is responsible for about 2.7 million deaths annually. It is a parasitic disease transmitted by mosquitoes. As with tuberculosis, the emergence of drug resistant strains is a major problem, as is the emergence of mosquitoes which are resistant to traditional insecticides. While at the present the number of malaria cases are not a major problem in the continential U.S., there are an increasing number of cases involving Americans bringing the disease home from overseas travels. Currently, there is no approved malaria vaccine anywhere in the world.

      In October 1996 the Company and Northeastern Ohio University
College of Medicine signed a Collaborative Research Agreement to jointly identify and evaluate Herpes Simplex Virus related peptides. This study will make use of the Company's new heteroconjugate technology which combines T-cell binding ligands with small, disease associated, peptide antigens. Research conducted pursuant to this study may lead to the future development of a herpes vaccine.

         Conservative estimates of those individuals who have genital infec tions are 30-40 million in the U.S. Oral herpetic infections are of a greater frequency. In newborns or in immunosuppressed patients (e.g.
AIDS) herpes can lead to serious illness and death. Vaccination against herpes simplex virus may prevent or treat herpes simplex infection.
Unlike most other viruses, once infected, a herpes virus remains in hiding within an individual and is reactivated often by stress-inducing factors. For some individuals, recurren- ces may take place on a monthly basis. Although there are antiviral drugs which are used to prevent serious disease and lessen the symptoms, there is currently no method to effectively prevent initial infection, to eliminate the virus from an infected person, or to prevent recurrences.

         Scientists at Northeastern Ohio University College of Medicine have been working on methods of treating and detecting the herpes virus for over fifteen years.

         The T-cell Modulation technology was acquired from Cell-Med, Incor porated ("CELL-MED") in consideration for the Company's agreement to pay certain liabilities of CELL-MED in the amount of approximately $6,000. If the Company elects to retain ownership in the technology after March 30, 1997, the Company must pay CELL-MED $200,000, plus additional payments ranging between $100,000 and $600,000, depending upon the Company's ability to obtain regu- latory approval for clinical studies using the technology. In addition, should the Company receive FDA approval for the sale of any product incorpor-ating the technology, the Company is obligated to pay CELL-MED an advance royalty of $500,000, a royalty of 5% of the sales price of any product using the technology, plus 15% of any amounts the Company receives as a result of sublicensing the technology. So long as the Company retains rights in the technology, the Company has also agreed to pay the future costs associated with pursuing and or maintaining CELL-MED's patent and patent applications relating to the technology. CELL-MED has been issued patents in Australia and from the European Patent Office covering the technology and has several U.S. and foreign patent applications pending.

COMPOUNDS AND PROCESSES LICENSED TO THE COMPANY

         The Company acquired from Sittona Company, B.V., a Netherlands corporation ("Sittona"), the exclusive worldwide rights to patented IL-2 com pounds, compositions and other processes and other lymphokine-related com pounds, compositions and processes which are the subject of various patents, patent applications and disclosure documents filed with the United States Pa tent and Trademark Office as well as similar agencies of various foreign coun-tries. Sittona acquired its rights in the foregoing products and technology from Hooper Trading Company N.V., and Shanksville Corporation N.V., both Netherland Antilles corporations. Pursuant to the terms of the license, the Company must pay to Sittona a royalty of l0% of all net sales received by the Company in connection with the manufacture, use or sale of the licensed compounds, compositions and processes and a royalty of l5% of all license fees and royalties received by the Company in connection with the grant by the Company of any sublicenses for the manufacture, use or sale of the licensed compounds, compositions and processes. On November 30, l983, a $l.4 million advance royalty was paid by the Company to Sittona to acquire the license. The license also requires the Company to bear the expense of preparing, filing and processing patent applications and to obtain and maintain patents in the United States and foreign countries on all inventions, developments and improvements made by or on behalf of the Company relating to the licensed compounds, compo- sitions and processes. In this regard the Company has caused patent applica- tions to be filed in several foreign countries and has undertaken the pro- cessing of previously filed patent applications. The exclusive license is to remain in effect until the expiration or abandonment of all patent rights or until the compounds, compositions and processes enter into the public domain, whichever is later. Sittona may also terminate the license for breach of the agreement, fraud on the part of the Company, or the bankruptcy or insolvency of the Company. Sittona, Hooper Trading Company and Shanksville Corporation were formerly controlled by Maximilian de Clara, the Company's President. See Item 13 of this report.
     In 1987 a German company filed an opposition with the European
Patent Office with respect to one of the Company's European patents, alleging that certain aspects of the patent in question were previously disclosed to inven- tors during a conference held in Germany. A hearing on the opposition was held and on October 12, 1990 the European Patent Office rejected the opposi- tion. The German company filing the opposition appealed the decision of the European Patent Office. In 1992 the Appellate Tribunal of the European Patent Office upheld the Company's process claims in the patent, while two minor claims were denied. The Company does not believe that the denial by the Euro- pean Patent Office of these two minor process patent claims impairs the value of this patent in any significant degree.
         In February 1996 the Company filed a lawsuit against ImmunoRx and Dr. John Hadden for contract breach, tortious interference of contract and patent infringement concerning the Company's MULTIKINE drug. The lawsuit, filed in the U.S. District Court for the Middle District of Florida, seeks damages and the termination of certain research and clinical studies being conducted by ImmunoRx and Dr. Hadden. From 1984 to 1992, Dr. Hadden consulted with the Company, performed research on MULTIKINE and manufactured MULTIKINE for the Company's head and neck cancer study in Florida. In early 1993, Dr. Hadden signed a separation agreement with the Company acknowledging the Company's ownership of both MULTIKINE and the research results. The Company has learned that Dr. Hadden and ImmunoRx are apparently making copies of MULTIKINE, in contravention of the separation agreement and the patents covering MULTIKINE, and have begun clinical studies in a foreign country using a copy of MULTIKINE.
         Process for the Production of IL-2 and IL-2 Product
       The Company's exclusive license includes processes for the production in high yields of natural human IL-2 using cell culture techniques applied to normal human cells. Based upon the results of the Company's research and human clinical trials, the Company believes that "natural" IL-2 produced by cell culture technologies, such as the Company's proprietary products, may have advantages over genetically engineered, bacteria-produced IL-2 ("recombi- nant IL-2") manufactured by other companies. There are basically two ways to produce IL-2 on a commercial scale: (1) applying genesplicing techniques using bacteria or other microorganisms to produce recombinant IL-2; or, (2) apply- ing cell culture technology using mammalian cells. Substantive differences exist between recombinant IL-2 and IL-2 produced through cell culture technol-ogy. For example: (1) cell cultured IL-2 is glycosylated (has sugars at-tached). Sugar attachments play a crucial role in cell recognition and have a significant effect on how fast a body clears out proteins. Proteins produced through bacteria have no sugar attachments and while recombinant IL-2 products produced from recombinant yeast or insect cells are glycosylated, they are not so to the right degree, or at the right locations. Cell cultured IL-2 has the "right" sugar attachments at the right places; (2) there are also structural differences related to folding (the way human proteins work depends on their sequence folding); and (3) the cell cultured IL-2 "cocktail" is administered in small dosages as pioneered by Company researchers. This formulation and dosage mimics the way immune regulators are naturally found and function with- in the body. This stands in stark contrast to the huge dosages required when recombinant IL-2 is administered to patients. In addition, patients treated with recombinant
IL-2 usually suffer severe side effects.
         Although mammalian cells (other than human cells) could be genetically engineered to produce glycosylated IL-2 in larger quantities than are produced by the Company's method, such mammalian cells could not be genetically engineered to produce the combination of human lymphokines and cytokines, which together with human glycosylated IL-2 form the MULTIKINE product used by the Company. The Company is of the opinion that glycosylated IL-2 genetically produced from mammalian cells must be administered in large dosages before any benefits are observed. Even then, the Company believes that only a small per- centage of patients will benefit from treatments consisting only of glycosy- lated IL-2. In addition, large dosages of glycosylated IL-2 can, as with re- combinant IL-2, result in severe toxic reactions. In contrast, the Company believes the synergy between glycosylated IL-2 and certain other lymphokines/ cytokines allows MULTIKINE to be administered in low dosages, thereby avoiding the severe toxic reactions which often result when IL-2 is administered in large dosages.

         The technology licensed to the Company includes the basic production method employing the use of normal white blood cells, an improved production method based in part on this basic production method, a serumfree and mitogenfree IL-2 product, and a method for using this product in humans. Mitogens are used to stimulate cells to produce specific materials (in this case, IL-2). Mitogens remaining in the product of cell stimulation can cause allergic and anaphylactic reactions if not removed from the cell product prior to introduc- tion into the body.

         The Company's license also pertains to a cell culture process for producing interleukin-2 and another type of cell process for producing serum free and mitogen-free interleukin-2 preparations which avoids a mitogen stimulation step and uses interleukin-1 and white blood cells.

         The Company's license further includes a process for suppressing graft rejection in organ transplantation. This process employs the use of an agent which blocks the activity of IL-2 in proliferating T-cells which would other- wise destroy the transplanted organ. The Company regards further research and development of this process to involve a financial commitment beyond its pre- sent ability; thus, the Company does not presently intend to conduct further research into, or development of, this process.

         The Company has an agreement with an unrelated corporation for the production, until 1997, of MULTIKINE for research and testing purposes. At present, this is the Company's only source of MULTIKINE. If this corporation could not, for any reason, supply the Company with MULTIKINE, the Company estimates that it would take approximately six to ten months to obtain supplies of MULTIKINE under an alternative manufacturing arrangement. The Company does not know what cost it would incur to obtain this alternative source of supply.

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

         Prior to the time a pharmaceutical product can be marketed in the United States for therapeutic use, approval of the FDA must normally be ob tained. Certain states, however, have passed laws which allow a state agency having functions similar to the FDA to approve the testing and use of pharmaceutical products within the state. In the case of either FDA or state regulation, preclinical testing programs on animals, followed by three phases of clinical testing on humans, are typically required in order to establish product safety and efficacy.

       The first stage of evaluation, preclinical testing, must be conducted in animals. After lack of toxicity has been demonstrated, the test results are submitted to the FDA (or state regulatory agency) along with a request for approval for further testing which includes the protocol that will be followed in the initial human clinical evaluation. If the applicable regulatory auth- ority does not object to the proposed experiments, the investigator can pro- ceed with Phase I trials. Phase I trials consist of pharmacological studies on a relatively few number of humans under rigidly controlled conditions in order to establish lack of toxicity and a safe dosage range.

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

         There are no assurances that clinical trials conducted under ap proval from state authorities or conducted in foreign countries will be accepted by the FDA. Product licensure in a foreign country or under state authority does not mean that the product will be licensed by the FDA and there are no assurances that the Company will receive any approval of the FDA or any other governmental entity for the manufacturing and/or marketing of a product. Consequently, the commencement of the manufacturing and marketing of any Company product is, in all likelihood, many years away.

COMPETITION AND MARKETING

         Many companies, nonprofit organizations and governmental institutions are conducting research on lymphokines. Competition in the development of therapeutic agents and diagnostic products incorporating lymphokines is in- tense. Large, well-established pharmaceutical companies are engaged in lymph- okine research and development and have considerably greater resources than the Company has to develop products. The establishment by these large compan- ies of in-house research groups and of joint research ventures with other en- tities is already occurring in these areas and will probably become even more prevalent. In addition, licensing and other collaborative arrangements be- tween governmental and other nonprofit institutions and commercial enterpris- es, as well as the seeking of patent protection of inventions by nonprofit in- stitutions and researchers, could result in strong competition for the Com- pany. Any new developments made by such organizations may render the Com-pany's licensed technology and know-how obsolete.

         Several biotechnology companies are producing IL-2-like compounds. The Company believes, however, that it is the only producer of a patented IL2 product using a patented cell-culture technology with normal human cells. The Company foresees that its principle competition will come from producers of genetically-engineered IL-2-like products. However, it is the Company's be- lief, based upon growing scientific evidence, that its natural IL-2 products have advantages over the genetically engineered, IL-2like products. Evidence indicates that genetically engineered, IL-2-like products, which lack sugar molecules and typically are not water soluble, may be recognized by the immu- nological system as a foreign agent, leading to a measurable antibody build-up and thereby possibly voiding their therapeutic value. Furthermore, the Com- pany's research has established that to have optimum therapeutic value IL-2 should be administered not as a single substance but rather as an IL-2 rich mixture of certain lymphokines and other proteins, i.e. as a "cocktail". If these differences prove to be of importance, and if the therapeutic value of its MULTIKINE product is conclusively established, the Company believes it will be able to establish a strong competitive position in a future market.

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

         Competition to develop treatments for the control of AIDS is intense. Many of the pharmaceutical and biotechnology companies around the world are devoting substantial sums to the exploration and development of technologies useful in these areas. VTI's development of its experimental HGP-30 AIDS Vac- cine, if successful, would likely face intense competition from other compan- ies seeking to find alternative or better ways to prevent and treat AIDS.

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

         The clinical trials funded to date by VTI have not been approved by the FDA, but rather have been conducted pursuant to approvals obtained from certain states. Since the results of these clinical trials may not be accepted by the FDA, companies which are conducting clinical trials approved by the FDA may have a competitive advantage in that the products of such companies are further advanced in the regulatory process than those of VTI. ITEM 2. PROPERTIES
         The Company's MULTIKINE product used in its pre-clinical and Phase I clinical trials in England was manufactured at a pilot plant at St. Thomas' Hospital Medical School using the Company's patented production methods and equipment owned by the Company. The MULTIKINE product used in the Florida clinical trials was manufactured in Florida. In
February, 1993, the Company signed an agreement with a third party whereby the third party constructed a facility designed to produce the Company's MULTIKINE product. The Company paid the third party the cost of constructing this facility (approximately $200,000) in accordance with the Company's specifications.
      In October, 1994 the Company completed the construction of a research laboratory in space leased by the Company. The cost of modifying and equipping this space for the Company's purposes was approximately $1,200,000.
         The Company leases office space at 66 Canal Center Plaza, Alexandria, Virginia at a monthly rental of approximately $8,200 per month. The Company believes this arrangement is adequate for the conduct of its present business.

ITEM 3.  LEGAL PROCEEDINGS

         In February 1996 the Company filed a lawsuit against ImmunoRx and Dr. John Hadden for contract breach, tortious interference of contract and patent infringement concerning the Company's MULTIKINE drug. The lawsuit, filed in the U.S. District Court for the Middle District of Florida, seeks damages and the termination of certain research and clinical studies being conducted by ImmunoRx and Dr. Hadden. From 1984 to 1992, Dr. Hadden consulted with the Company, performed research on MULTIKINE and manufactured MULTIKINE for the Company's head and neck cancer study in Florida. In early 1993, Dr. Hadden signed a separation agreement with the Company acknowledging the Company's ownership of both MULTIKINE and the research results. The Company has learned that Dr. Hadden and ImmunoRx are apparently making copies of MULTIKINE, in contravention of the separation agreement and the patents covering MULTIKINE, and have begun clinical studies in a foreign country using a copy of MULTIKINE. The Company believes the primary defense of Dr. Hadden and ImmunoRx to the Company's lawsuit will be to challenge the validity of the Company's MULTIKINE patents. See Item 1 of this report.

       Other than the foregoing, the Company is not a party to any pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS
     As of November 30, 1996, there were approximately 3,000 record holders of the Company's Common Stock and approximately 100 record holders of the Company's Warrants. As of November 30, 1996 the Company had issued 3,500 shares of Series A Preferred Stock and 5,000 shares of Series B Preferred Stock. All the outstanding shares of the Series A Preferred Stock have since been converted into 632,041 shares of the Company's Common Stock. There is no public market for the Series B Preferred Stock. The Company's Common Stock and Warrants are traded on the National Association of Securities Dealers Automatic Quotation ("NASDAQ") System. Set forth below are the range of high and low bid quotations for the periods indicated as reported by NASDAQ, and as adjusted for the 10 for 1 reverse stock split which was approved by the Com- pany's shareholders on April 28, 1995 and became effective on May 1, 1995. The market quotations reflect interdealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transac- tions.

           Quarter
           Ending                      Common Stock             Warrants
                                       High     Low          High     Low
           12/31/94                   $ 7.50   $ 3.40        $0.25
           $0.09
            3/31/95                   $ 4.00   $ 3.75        $0.22
            $0.13 6/30/95                   $ 5.30   $ 2.78        $0.15
            $0.06
            9/30/95                   $ 5.46   $ 3.56        $0.28
$0.09
           12/31/95                   $ 4.75   $ 2.28        $0.25
$0.09
           3/31/96                    $ 7.12   $ 2.68        $0.28
$0.03
           6/30/96                    $14.38   $ 4.56        $0.41
$0.16
           9/30/96                    $12.00   $ 5.62        $0.44
$0.21

         Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefor and, in the event of liquidation, to share pro rata in any distribution of the Company's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. The Company has not paid any dividends on its common stock and the Company does not have any current plans to pay any common stock dividends.

         The provisions in the Company's Articles of Incorporation relating to the Company's Preferred Stock would allow the Company's directors to issue Preferred Stock with rights to multiple votes per share and dividends rights which would have priority over any dividends paid with respect to the Company's Common Stock. The issuance of Preferred Stock with such rights may make more difficult the removal of management even if such removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if such transactions are not favored by incumbent management. ITEM 6. SELECTED FINANCIAL DATA
   The following selected financial data should be read in conjunction with the more detailed financial statements, related notes and other financial information included herein.

                                     For the Years Ended September 30,
1996        1995            1994         1993         1992
Investment Income &
  Other Revenues     $   322,370  $   423,765    $  624,670   $  997,964  $
434,180
Expenses:
Research and
  Development          3,471,477    1,824,661     2,896,l09    1,307,042
481,697
Depreciation
  and Amortization       290,829      262,705       138,755       55,372
33,536
General and
  Administrative       2,882,958    1,713,912     1,621,990    1,696,119
1,309,475
Equity in loss of
  joint venture            3,772      501,125       394,692      344,423
260,388

Net Loss             $(6,326,666) $(3,878,638)  $(4,426,876) $(2,404,992)
$(1,650,916)

Loss per common share     $(0.99)      $(0.89)       $(1.06)      $(0.58)
$(0.42)

Weighted average
  common shares
  outstanding          6,425,316    4,342,628     4,185,240    4,155,431
3,953,233

Balance Sheet Data:
                                                September 30,
                        1996           1995         1994          1993
1992

Working Capital     $10,266,104     $3,983,699   $5,795,191   $10,296,472
$13,043,012 Total Assets         11,878,370     6,359,011        8,086,670
11,633,090     13,769,504
Total Liabilities       294,048      1,516,978    l,407,602       688,231
467,086
Shareholders'
  Equity             11,584,322      4,842,033    6,679,068    10,944,859
13,302,4l8
No dividends have been declared on the Company's common stock.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Fiscal 1996
         Interest income during the year ending September 30, l996 reflects interest accrued on investments. Other revenues were derived from commercial services provided by the Company's laboratory. Research and development expenses
increased significantly due to the Company's new clinical trials as well as the consolidation of VTI, as explained below.
 Prior to October 30, 1995, VTI was owned 50% by the Company and 50%  by
Alpha 1 Biomedicals, Inc. Effective October 30, 1995 the Company acquired Alpha 1's interest in VTI in exchange for 159,170 shares of the Company's common stock.
Prior to this acquisition the Company accounted for its investment in VTI using the equity method of accounting. Following the acquisition of the remaining 50% interest in VTI on October 30, 1995, the financial statements of VTI have been consolidated with those of the Company.
  The acquisition of VTI was accounted for under the purchase method of accounting. Since the acquisition represented primarily research and develop-ment costs, the purchase price for the remaining 50% interest in VTI was expensed and caused research and development expense for the year ended September
30, 1996 to increase.

    The consolidation of VTI's financial statements with those of the Company also had the following effects:

         1. Interest income declined from the comparable period in the pre-vious year since interest income associated with the Company's loans to VTI was eliminated upon consolidation.

         2. Research and development expenses increased due to the inclusion of
VTI's research and development expenses with those of the Company.


         3. General and administrative expenses increased due to the inclusion of VTI's general and administrative expenses with those of the Company.

  4. Capitalized patent costs increased due to the inclusion of VTI's patent expenditures with those of the Company.

Fiscal 1995

  Revenues for the year ended September 30, 1995 consisted primarily of interest earned on funds received from the Company's February 1992 public offering. The interest income and investment balances have declined from the previous year as funds were used for ongoing expenses and equipping the
 Company's
new laboratory. Research and development expenses decreased due to the use of the
Company's laboratory for research programs and the completion of a research and development project relating to the Company's manufacturing process. General
 and
administrative expenses increased as the result of the expenses (approximately $100,000) associated with the Company's 1995 annual meeting of shareholders.
 The
Company did not have any meetings of its shareholders during fiscal 1994. Significant components of general and administrative expenses during this year were salaries and employee benefits ($341,000), automobile, travel and expense reimbursements ($271,000), shareholder communications and investor relations ($245,000), legal and accounting ($134,000), and officers and directors lia-bility insurance ($138,000). Losses associated with the Company's joint venture interest in VTI increased due to an increase in VTI's research and development expenditures.
Fiscal 1994
         Interest income during the year ending September 30, 1994 decreased from the prior year as a portion of the Company's investments were sold to pay for operating expenses. Research and development expenses increased due to the commencement of several new research projects, all of which pertained to the Company's MULTIKINE product. Significant components of general and administrative expenses during this year were salaries and employee benefits ($442,039), travel and expense reimbursements ($294,217), shareholder communications and investor relations ($267,070), legal and accounting ($151,879), and officers and directors liability insurance ($147,564). Liquidity and Capital Resources
   The Company has had only limited revenues from operations since its inception in March l983. The Company has relied upon proceeds realized from the public and private sale of its Common Stock to meet its funding requirements. Funds raised by the Company have been expended primarily in connection with the acquisition of an exclusive worldwide license to certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, the funding of VTI's research and development program, patent applications, the repayment of debt, the continuation of Company-sponsored research and development, administrative costs and construction of laboratory facilities. Inasmuch as the Company does not anticipate realizing revenues until such time as it enters into licensing arrangements regarding the technology and know-how licensed to it (which could take a number of years), the Company is mostly dependent upon the proceeds from the sale of its securities to meet all of its liquidity and capital resource requirements.

         In February, 1992, the Company received net proceeds of approximately $13,800,000 from the sale, in a public offering, of 517,500 shares of Common Stock and 5,175,000 Warrants. Every ten Warrants entitle the holder to purchase one additional share of Common Stock at a price of $15.00 per share prior to February 7, 1997.

  In June and September, l995, the Company completed private offerings whereby it sold a total of 1,150,000 units at $2.00 per unit. Each unit consisted of one share of Common Stock and one Warrant. Each Warrant entitles the holder to purchase one additional share of Common Stock at a price of $3.25 per share at any time prior to June 30, 1997. The net proceeds to the Company from these offerings, after the payment of Sales Agent's commissions and other offering expenses, were approximately $2,000,000. On November 30, 1995 the Company and the investors in these Private Offerings agreed to reduce the exercise price of the Warrants to $1.60 per share in return for the commitment on the part of the investors to exercise 312,500 Warrants ($500,000) prior to December 23, 1995 and an additional 312,500 Warrants ($500,000) prior to January 31, 1996. All Warrants sold in this Offering have since been exercised.

         In March 1996 the Company sold $l,250,000 of Convertible Notes ("Notes") to two persons. The Notes were convertible from time to time in whole or in part, into shares of the Company's Common Stock. The conversion price was the lesser of (i) $5 per share or (ii) 80% of the average closing bid price of the Company's Common Stock during the five trading days immediately preceding the date of such conversion. The
Notes were payable on December 1, 1996 and accrued interest at 10% per annum. All of the Notes have since been converted into 250,000 shares of the Company's Common Stock.

         In May 1996 the Company sold 3,500 shares of its Series A Preferred Stock (the "Preferred Shares") for $3,500,000 or $1,000 per share. At the purchasers' option, up to 1,750 Preferred Shares were convertible, on or after 60 days from the closing date of the purchase of such shares (the "Closing"), into shares of the Company's Common Stock on the basis of one share of Preferred Stock for shares of Common Stock equal in number to the amount determined by dividing $1,000 by 85% of the Closing Price of the Company's Common Stock. All Preferred Shares were convertible, on or after 90 days from the Closing, on the basis of one share of Preferred Stock for shares of the Company's Common Stock equal in number to the amount determined by dividing $1,000 by 83% of the Closing Price of the Company's Common Stock. The term "Closing Price" was defined as the average closing bid price of the Company's Common Stock over the five-day trading period ending on the day prior to the conversion of the Preferred Stock. All outstanding shares of the Series A Preferred Stock have since been converted into 632,041 shares of the Company's Common Stock. The shares issued upon the conversion of the Series A Preferred Stock are being offered for public sale by means of a registration statement filed with the Securities and Exchange Commission.
         In August 1996 the Company sold, in a private transaction, 5,000 shares of its Series B Preferred Stock (the "Series B Preferred Shares") for $5,000,000 or $1,000 per share. At the purchasers' option, up to 2,500 Series B Preferred Shares are convertible, on or after ten days from the date the shares have been registered for public sale (the "Effective Date"), into shares of the Company's Common Stock on the basis of one share of Preferred Stock for shares of Common Stock equal in number to the amount determined by dividing $1,000 by 87% of the Closing Price of the Company's Common Stock. All Preferred Shares are convertible, on or after 40 days from the Effective Date, on the basis of one share of Preferred Stock for shares of the Company's Common Stock equal in number to the amount determined by dividing $1,000 by 85% of the Closing Price of the Company's Common Stock. The term "Closing Price" is defined as the average closing bid price of the Company's Common Stock over the five-day trading period ending on the day prior to the conversion of the Preferred Stock. Notwithstanding the above, the conversion price may not be less than $3.60 nor more than $14.75. Each Preferred Share is entitled to a quarterly dividend, if, as, and when declared by the Board of Directors, of $17.50. Any Series B Preferred Shares which are outstanding on the second anniversary of the Effective Date will be automatically converted into shares of the Company's Common Stock. By means of a Registration Statement filed with the Securities and Exchange Commission, the shares issuable upon the conversion of the Series B Preferred Shares have been registered for public sale. Prior to December 20, 1996 1,900 Series B Preferred Shares were converted into 527,774 shares of the Company's common stock. In December 1996 the Company repurchased 2,850 Series B Preferred Shares for $2,850,000 plus warrants which allow the holders to purchase up to 99,750 shares of the Company's common stock for $4.25 per share at any time prior to December 15, 1999. The Company raised funds required for this repurchase from the sale of its Series C Preferred Stock.
         In December 1996 the Company raised $2,850,000 from the sale of units consisting of 2,850 shares of the Comany's Series C Preferred Stock, 379,763 Series A Warrants and 379,763 Series B Warrants. The Series C Preferred Shares are convertible into shares of the Company's Common Stock on the basis of one share of Preferred Stock for shares of Common Stock equal in number to the amount determined by dividing $1,000 by 85% of the Closing Price of the Company's Common Stock (the "Conversion Price"). The term "Closing Price" is defined as the average closing bid price of the Company's Common Stock over the five day trading period ending on the day prior to the conversion of the Preferred Stock. Notwithstanding the above, the Conversion Price may not be more than $4.00. Beginning 90 days after December 17, 1996 one half of the Series C Preferred Shares are convertible into shares of the Commpany's common stock. All preferred shares are convertible into shares of the Company's common stock beginning 180 days after December 17, 1996 provided however that if the Company's common stock trades for more than $8.00 at any time, then all shares of Preferred Stock will thereafter be immediately convertible into shares of the Company's common stock. The Preferred Shares are not entitled to any annual dividends, provided however that if the shares of common stock issuable upon the conversion of the Series C Preferred Stock have not been registered for public sale within 90 days after December 17, 1996, then the Company will pay a dividend (based upon a variable formula) with respect to each outstanding share of the Series C Preferred Stock. Any Series C Preferred Shares which are outstanding on December 15, 1998 will be automatically converted into shares of the Company's Common Stock, provided however the shares of Common Stock issuable upon the conversion of the Series C
Preferred Shares have been registered for public sale and the Company's Common Stock is listed on the Nasdaq System. The Preferred Shares have a liquidation preference over the Company's Common Stock. Each Series A Warrant entitles the holder to purchase one share of the Company's common stock at a price fo $4.50 per share at any time prior to March 15, 1998. Each Series B Warrant entitles the holder to purchase one share of the Company's common stock at a price of $4.50 per share at any time prior to March 15, 1999. The Company has agreed to make appropriate filings with the Securities and Exchange Commission such that the shares issuable upon the conversion of the Series C Preferred Shares and the exercise of the Warrants will be available for public sale.
         In October, 1994, the Company completed the construction of its own research laboratory in a facility leased by the Company. The cost of modifying the leased space and providing the equipment for the research laboratory was approximately $1,200,000. In August 1994 the Company obtained a loan to fund the majority of the costs for the research laboratory. The Company repaid this loan during the quarter ending September 30, 1996.
         During fiscal 1997 the Company plans to fund its U.S. and Canadian clinical trials involving MULTIKINE and the HGP-30 vaccine. It should be noted that substantial additional funds will be needed for more extensive clinical trials which will be necessary before the Company or VTI will be able to apply to the FDA for approval to sell any products which may be developed on a commercial basis throughout the United States.
         The Company expects that it will spend approximately $2,500,000 on research and development during the twelve month period ending September 30, 1997. This amount includes VTI's estimated research and development expenses during fiscal 1997. Prior to October 1995, VTI's research and development expenses were shared 50% by the Company and 50% by Alpha 1 Biomedicals, Inc. VTI became a whollyowned subsidiary of the Company in October 1995 when the Company purchased Alpha 1's 50% interest in VTI. The Company plans to use its existing financial resources to fund its research and development program during this period.

  Other than funding its research and development program and the costs associated with its research laboratory, the Company does not have any material capital commitments.
         The Company expects that its existing financial resources, will satisfy the Company's capital requirements at least through September 1998.  In the absence of revenues, the Company will be required to raise additional funds through the sale of securities, debt financing or other arrangements in order to continue with its research efforts after that date.  However, there can be no assurance that such financing will be available or be available on favorable terms.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Financial Statements included with this Report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

         Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

    Name                     Age               Position

    Maximilian de Clara       68       Director and President
    Geert R. Kersten, Esq.    38       Director, Chief Executive
                                        Officer, Secretary and
                                        Treasurer
    Patricia B. Prichep                44   Vice President of
    Operations
    M. Douglas Winship        46       Vice President of Regulatory
                                       Affairs and Quality
Assurance Dr. Eyal Talor            41 Vice President of Research
and
Manufac-
turing
    Dr. Prem S. Sarin         62       Vice President of Research
for
Viral
                                       Technologies, Inc.
    Dr. Daniel H. Zimmerman   55       Vice President of Cellular
Immunology
    Mark V. Soresi            44       Director
    F. Donald Hudson          63       Director

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

         The principal occupations of the Company's officers and directors, during the past several years, are as follows:

         Maximilian de Clara. Mr. de Clara has been a director of the Company since its inception in March, l983, and has been president of the Company since
July, l983. Prior to his affiliation with the Company, and since at least l978, Mr. de Clara was involved in the management of his personal investments and personally funding research in the fields of biotechnology and biomedicine. Mr. de Clara attended the medical school of the University of Munich from l949 to l955, but left before he received a medical degree. During the summers of l954 and l955, he worked as a research assistant at the University of Istanbul in the field of cancer research. For his efforts and dedication to research and development in the fight against cancer and AIDS, Mr. de Clara was awarded the "Pour le Merit" honorary medal of the Austrian Military Order "Merito Navale" as well as the honor cross of the Austrian Albert Schweitzer Society.
         Geert R. Kersten, Esq. Mr. Kersten was Director of Corporate and Investment Relations for the Company between February, 1987 and October, 1987. In October of 1987, he was appointed Vice President of Operations. In December, 1988, Mr. Kersten was appointed director of the Company. Mr. Kersten also became the Company's secretary and treasurer in 1989. In May, 1992, Mr. Kersten was appointed Chief Operating Officer and in February, 1995, Mr. Kersten became the Company's Chief Executive Officer. In previous years, Mr. Kersten worked as a financial analyst with Source Capital, Ltd., an investment advising firm in McLean, Virginia. Mr. Kersten is a stepson of Maximilian de Clara, who is the President and a Director of the Company. Mr. Kersten attended George Washington University in Washington, D.C. where he earned a B.A. in Accounting and an M.B.A. with emphasis on International Finance. He also attended law school at American University in Washington, D.C. where he received a Juris Doctor degree.
         Patricia B. Prichep has been the Company's Vice President of
         Operations
since March, 1994. Between December, 1992 and March, 1994, Ms. Prichep was the Company's Director of Operations. From June, 1990 to December, 1992, Ms. Prichep was the Manager of Quality and Productivity for the NASD's Management, Systems and Support Department. Between 1982 and 1990, Ms. Prichep was Vice President and Operations Manager for Source Capital, Ltd.
         M. Douglas Winship has been the Company's Vice President of Regulatory Affairs and Quality Assurance since April, 1994. Between 1988 and April, 1994, Mr. Winship held various positions with Curative Technologies, Inc., including Vice President of Regulatory Affairs and Quality Assurance (1991-1994).
  Dr. Eyal Talor has been the Company's Vice President of Research and Manufacturing since March, 1994. From October, 1993 until March, 1994, Dr. Talor was Director of Research, Manufacturing and Quality Control, as well as the Director of the Clinical Laboratory, for Chesapeake Biological Laboratories, Inc. From 1991 to 1993, Dr. Talor was a scientist with SRA Technologies, Inc., as well as the director of SRA's Flow Cytometry Laboratory (1991-1993) and Clinical
Laboratory (1992-1993). During 1992 and 1993, Dr. Talor was also the Regulatory Affairs and Safety Officer For SRA. Since 1987, Dr. Talor has held various positions with the John Hopkins University, including course coordinator for the School of Continuing Studies (1989-Present), research associate and lecturer in the Department of Immunology and Infectious Diseases (1987-1991), and associate professor (1991-Present).
         Prem S. Sarin, Ph.D. has been the Vice President of Research for
Viral Technologies, Inc. (the Company's wholly-owned subsidiary) since May 1, 1993. Dr. Sarin was an Adjunct Professor of Biochemistry at the George Washington University School of Medicine, Washington, D.C., from 1986-1992. From 1975-1991 Dr. Sarin held the position of Deputy Chief, Laboratory of
Tumor Cell Biology at the National Cancer Institute (NCI), NIH, Bethesda, Maryland. Dr. Sarin was a Senior Investigator (1974-1975) and a Visiting Scientist (1972-1974) at the Laboratory of Tumor Cell Biology at NCI, NIH.
From 1971-1972 Dr. Sarin held the position of Director, Department of
Molecular Biology, Bionetics
Research Laboratory, Bethesda, Maryland.

         Daniel H. Zimmerman, Ph.D. has been the Company's Vice President of Cellular Immunology since January 1996. Dr. Zimmerman founded CELL MED, Inc. and was its president from 1987-1995. From 1973 to 1987 Dr. Zimmerman served in various positions at Electronucleonics, Inc. including Scientist, Senior Scientist, Technical Director and Program Manager. From 1969-1973 Dr. Zimmerman was a Senior Staff Fellow at NIH.

         Mark V. Soresi. Mr. Soresi became a director of the Company in July, 1989. In 1982, Mr. Soresi founded, and since that date has been the president and Chief Executive Officer of REMAC(R), Inc. REMAC(R) is involved in the cleanup of hazardous and toxic waste dump sites. Mr. Soresi attended George Washington University in Washington, D.C. where he earned a Bachelor of Science in Chemistry.

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
January, 1987, Mr. Hudson was
a
director of Organ- ogenesis, Inc., a publicly held biotechnology corporation of which he was a founder, and for five years prior thereto was Executive Vice President and a director of Integrated Genetics, Inc., a corporation also engaged in biotechnology which he co-founded and which was publicly traded until its acquisition in 1989 by Genzyme, Inc.

         All of the Company's officers devote substantially all of their time on the Company's business. Messrs. Soresi and Hudson, as directors, devote only a minimal amount of time to the Company.

  The Company has an audit committee whose members are Geert R. Kersten and F. Donald Hudson.

Executive Compensation

         The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal year ended September 30, 1996.
                        Annual Compensation         Long Term Compensation
                                                     Re-
                                            All Other stric-
                                            Other
                                           Annual    ted              LTIP
Com-
                                           Compen-   Stock   Options  Pay-
pensa-
Name and Princi-    Fiscal Salary   Bonus  sation   Awards   Granted  outs
tion
pal Position         Year    (1)     (2)     (3)      (4)      (5)     (6)
(7)

Maximilian          1996 $225,000 $75,000 $85,016      -      70,000    -
$88
de Clara,           1995    -       -     $95,181      -     225,000    -
-
President           1994    -       -     $93,752      -      70,000    -
-

Geert R. Kersten,   1996 $172,531 $75,000  $9,420      -     294,000    -
$8,869
Chief Executive     1995 $164,801   -     $ 9,426      -     224,750    -
$3,911
Officer, Secretary  1994 $182,539   -     $ 8,183      -      50,000    -
$4,497
and Treasurer

M. Douglas Winship, 1996 $119,100   -      $2,400      -           -    -
$2,488
Vice President of   1995 $113,500   -     $ 1,200      -      22,000    -
$2,100
Regulatory Affairs

Prem S. Sarin,      1996 $102,379   -           -      -      32,000    -
$3,160
Vice President of
Research, Infectious
Deseases

Eyal Talor,         1996 $107,458   -      $3,000      -       8,000    -
$3,312
Vice President of
Research and
Manufacturing

(1) The dollar value of base salary (cash and non-cash) received.

(2) The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property. Amounts in the table represent automobile, parking and other transportation expenses.

(4) During the period covered by the Table, no shares of restricted stock were issued as compensation for services to the persons listed in the table. As of September 30, 1996, the number of shares of the Company's common stock, owned by the officers included in the table above, and the value of such shares at such date, based upon the market price of the Company's common stock were:

         Name                       Shares        Value
         Maximilian de Clara        -    -
         Geert R. Kersten      95,940  $551,655 M. Douglas Winship
         --      -Prem S. Sarin           --       -Eyal Talor
         1,500    $8,625


    Dividends may be paid on shares of restricted stock owned by the Company's officers and directors, although the Company has no plans to pay dividends.
(5) The shares of Common Stock to be received upon the exercise of all stock options granted during the period covered by the Table. Includes certain options issued in connection with the Company's l996 Salary Reduction Plan as well as certain options purchased from the Company. See "Options Granted During Fiscal Year Ending September 30, l996" below.
(6) "LTIP" is an abbreviation for "Long-Term Incentive Plan". An LTIP is any plan that is intended to serve as an incentive for performance to occur over a period longer than one fiscal year. Amounts reported in this column represent payments received during the applicable fiscal year by the named officer pursuant to an LTIP.

(7) All other compensation received that the Company could not properly report in any other column of the Table including annual Company contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, the Company with respect to term life insurance for the benefit of the named executive officer, and the full dollar value of the remainder of the pre- miums paid by, or on behalf of, the Company. Amounts in the table repre- sent life insurance permiums and/or contributions made by the Company to a

    401(k) pension plan on behalf of persons named in the table.

Long Term Incentive Plans - Awards in Last Fiscal Year

         None.

Employee Pension, Profit Sharing or Other Retirement Plans

         During 1993 the Company implemented a defined contribution retire ment plan, qualifying under Section 401(k) of the Internal Revenue Code and covering substantially all the Company's employees. The Company's contribution is equal to the lesser of 3% of each employee's salary, or 50% of the em- ployee's contribution. The 1996 expenses for this plan were $29,779. Other than the 401(k) Plan, the Company does not have a defined benefit, pension plan, profit sharing or other retirement plan.








Compensation of Directors








         Standard Arrangements. The Company currently pays its directors $1,500 per quarter, plus expenses. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.
         Other Arrangements. The Company has from time to time granted options to its outside directors: Mr. Soresi and Mr. Hudson. See Stock Options below for additional information concerning options granted to the Company's directors.
Employment Contracts
         Effective January 2, 1996, the Company entered into a three-year employment agreement with Mr. de Clara. The employment agreement provides that during the period between January 2, 1996 and January 2, 1997, the Company will pay Mr. de Clara an annual salary of $300,000. During the years ending January 2, 1998 and 1999, the Company will pay
Mr. de Clara a salary of $330,000 and $363,000 respectively.  In the event that there is a material reduction in Mr. de Clara's authority, duties or activities, or in the event there is a change in the control of the Company, then the agreement allows Mr. de Clara to resign from his position at the Company and receive a lumpsum payment from the Company equal to 18 months salary. For purposes of the employment agreement, a change in the control of the Company means the sale of more than 50% of the outstanding shares of the
Company's Common Stock, or a change in a majority of the Company's directors.
         Effective August 1, 1994, the Company entered into a three-year em ployment agreement with Mr. Kersten. The employment agreement provides that during the period between August 1, 1994 and July 31, 1995, the Company will pay Mr. Kersten an annual salary of $198,985. During the years ending August 31, 1996 and 1997, the Company will pay Mr. Kersten a salary of $218,883 and
$240,771 respectively.  In the event that there is a material reduction in Mr. Kersten's authority, duties or activities, or in the event there is a change in the control of the Company, then the agreement allows Mr. Kersten to resign from his position at the Company and receive a lump-sum payment from the Com- pany equal to 18 months salary. For purposes of the employment agreement, a change in the control of the Company means the sale of more than 50% of the outstanding shares of the Company's Common Stock, or a change in a majority of the Company's directors. Pursuant to the agreement, the Company also agreed to grant Mr. Kersten, in accordance with the Company's 1994 Incentive Stock Option Plan, options to purchase 50,000 shares of the Company's Common Stock. Compensation Committee Interlocks and Insider Participation
         The Company has a compensation committee comprised of all of the Company's directors, with the exception of Mr. Kersten. During the year ended September 30, 1996, Mr. de Clara was the only officer participating in deliberations of the Company's compensation committee concerning executive officer compensation. See Item 13 of this report for information concerning transactions between the Company and Mr. de Clara.
      During the year ended September 30, 1996, no director of the
Company was also an executive officer of another entity, which had an executive officer of the Company serving as a director of such entity or as a member of the compensation committee of such entity.
Stock Options
         The following tables set forth information concerning the options granted, during the fiscal year ended September 30, 1996, to the persons named below, and the fiscal year-end value of all unexercised options (regardless of when granted) held by these persons.
      Options Granted During Fiscal Year Ending September 30, l996
                                                               Potential
                   Individual Grants                       Realizable
                   Value at
                        % of Total                         Assumed Annual
Rates
                          Options                            of Stock
                        Price Granted to   Exercise
                        Appreciation for
              Options   Employees in Price Per  Expiration    Option Term
(3)
Name       Granted (#) Fiscal Year  Share         Date       5%
10%

Maximilian
de Clara      70,000       l6.5%      $5.62     9/25/06    $247,l00
$626,500

Geert R.
Kersten      224,000 (1)    53%       $2.38     1/10/00    $333,760
               $848,960 20,000 (2)    4.7%      $3.25     2/21/99    $
               40,800
$104,800
               50,000        4.8%      $5.62     9/25/06    $l76,500
$447,500

M. Douglas
Winship           --        --        --             --          --
--

Prem S.
Sarin         20,000 (1)     4.7%     $2.38     1/10/00    $ 29,800  $
75,000
               12,000         2.8%     $5.62     9/25/06    $ 42,360
$l07,400

Eyal Talor      8,000 (1)     l.9%     $2.38     1/10/00    $ 11,920  $
30,320

(1) Options were granted in accordance with the Company's 1996 Salary Reduction Plan. Pursuant to the Salary Reduction Plan, any employee of the Company was allowed to receive options in exchange for a one-time reduction in such employee's salary.

(2) Option was acquired in connection with the purchase of 20,000 shares of the Company's common stock in February l996. In this transaction, Mr. Kersten paid $2.50 for one share of common stock and one option. The options are exercisable at $3.25 per share and expire on February 2l, l999.
(3) The potential realizable value of the options shown in the table assuming the market price of the Company's Common Stock appreciates in value from the date of the grant to the end of the option term at 5% or 10%.
               Option Exercises and Year End Option Values
                                                               Value of
                                                                Unexercise
                                                                d In-the-
                                                 Number of      Money
Options
                                                Unexercised       at
Fiscal
                       Shares                  Options (3)       Year-End
(4)
                     Acquired On  Value Re-    Exercisable/
Exercisable/
Name                 Exercise (1) alized (2)   Unexercisable
Unexercisable

Maximilian de Clara    146,667     $574,486    8,334/139,999
$15,668/$164,031
Geert R. Kersten             -            -  183,417/335,333
$504,974/$904,686
M. Douglas Winship           -            -     13,667/8,333
$37,694/$20,626
Prem S. Sarin           10,000     $ 71,900       834/33,666
$1,568/$72,092
Eyal Talor               7,834     $ 32,354     5,167/21,500
$9,714/$55,506

(1) The number of shares received upon exercise of options during the fiscal year ended September 30, 1996.

(2) With respect to options exercised during the Company's fiscal year ended September 30, 1996, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of September 30, 1996, separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of September 30, 1996, the aggregate dollar value of the excess of the market value of the stock underlying those options (as of September 30, 1996) over the exercise price of those unexercised options. Values are shown separately for those options that were exercisable, and those options that were not yet exercisable, on September 30, 1996.

Stock Option and Bonus Plans

         The Company has Incentive Stock Option Plans, Non-Qualified Stock Option Plans and a Stock Bonus Plan. A summary description of these Plans follows. In some cases these Plans are collectively referred to as the "Plans".

         Incentive Stock Option Plan. The Incentive Stock Option Plans collectively authorize the issuance of up to 800,000 shares of the Company's Common Stock to persons that exercise options granted pursuant to the Plan. Only Company employees may be granted options pursuant to the Incentive Stock Option Plan.
         To be classified as incentive stock options under the Internal Reve nue Code, options granted pursuant to the Plans must be exercised prior to the following dates:
     (a)  The expiration of three months after the date on which an option holder's employment by the Company is terminated (except if such termination is due to the death or permanent and total disabil- ity);
         (b) The expiration of 12 months after the date on which an option holder's employment by the Company is terminated, if such termination is due to the Employee's permanent and total disability;
         (c) In the event of an option holder's death while in the employ of the Company, his executors or administrators may exercise, within three months following the date of his death, the option as to any of the shares not previously exercised;
        The total fair market value of the shares of Common Stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000.
         Options may not be exercised until one year following the date of grant.  Options granted to an employee then owning more than 10% of the Common Stock of the Company may not be exercisable by its terms after five years from the date of grant. Any other option granted pursuant to the Plan may not be exercisable by its terms after ten years from the date of grant.
The purchase price per share of Common Stock purchasable under an op tion is determined by the Committee but cannot be less than the fair market value of the Common Stock on the date of the grant of the option (or 110% of the fair market value in the case of a person owning more than 10% of the Company's outstanding shares).
         Non-Qualified Stock Option Plan. The Non-Qualified Stock Option Plans collectively authorize the issuance of up to 1,360,000 shares of the Company's Common Stock to persons that exercise options granted pursuant to the Plans. The Company's employees, directors, officers, consultants and ad visors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of the Company's Common Stock on the date the option is granted.
         Stock Bonus Plan. Up to 40,000 shares of Common Stock may be granted under the Stock Bonus Plan. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.
         Other Information Regarding the Plans. The Plans are administered by the Company's Compensation Committee ("the Committee"), each member of which is a director of the Company. The members of the Committee were selec ted by the Company's Board of Directors and serve for a one-year tenure and until their successors are elected. A member of the Committee may be removed at any time by action of the Board of Directors. Any vacancies which may occur on the Committee will be filled by the Board of Directors. The Committee is vested with the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the Committee is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.
         In the discretion of the Committee, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Committee may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the NonQuali- fied Stock Option Plan will be forfeited if the "vesting" schedule established by the Committee administering the Plan at the time of the grant is not met. For this purpose, vesting means the period during which the employee must re- main an employee of the Company or the period of time a nonemployee must pro- vide services to the Company. At the time an employee ceases working for the Company (or at the time a nonemployee ceases to perform services for the Com- pany), any shares or options not fully vested will be forfeited and cancelled. At the discretion of the Committee payment for the shares of Common Stock un- derlying options may be paid through the delivery of shares of the Company's Common Stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of Common Stock may also be permitted at the discretion of the Committee.
         Options are generally non-transferable except upon death of the op tion holder. Shares issued pursuant to the Stock Bonus Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Committee when the shares were issued.
         The Board of Directors of the Company may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner they deem appropriate, provided that such amendment, termination or suspension will not adversely affect rights or obligations with respect to shares or op- tions previously granted. The Board of Directors may not, without shareholder approval: make any amendment which would materially modify the eligibility re- quirements for the Plans; increase or decrease the total number of shares of Common Stock which may be issued pursuant to the Plans except in the case of a reclassification of the Company's capital stock or a consolidation or merger of the Company; reduce the minimum option price per share; extend the period for granting options; or materially increase in any other way the benefits ac- cruing to employees who are eligible to participate in the Plans.
         Prior Stock Option and Bonus Plan. The Company previously had in effect a Stock Option and Bonus Plan ("the 1987 Plan") which provided for the grant to the Company's officers, directors, employees and consultants of either (i) shares of the Company's Common Stock for services rendered or (ii) options to purchase shares of Common Stock. The 1987 Plan was terminated by the Company in 1992. Since the 1987 Plan was terminated, no further options will be granted and no further bonus shares will be issued pursuant to the 1987 Plan. However, options previously granted may nevertheless still be exercised according to the terms of the options. Prior to the termination of the 1987 Plan, the Company granted options to purchase 189,250 shares of the Company's Common Stock. To date, options to purchase 6,000 shares have been exercised. In June, 1995 the Company cancelled options to purchase 176,250 shares that had previously been granted under this Plan and reissued options for the same number of shares under the Company's other stock option plans. See "Option Summary" below.
         Option Summary. The following sets forth certain information, as of December 15, 1996, concerning the stock options granted by the Company. Each option represents the right to purchase one share of the Company's Common Stock.
                                          Total         Shares
                                          Shares     Reserved for
                                         Remaining Reserved    Outstanding
                                         Options
Name of Plan                            Under Plan     Options      Under
Plan

1987 Stock Option and Bonus Plan          200,000        7,000       (1)
1992 Incentive Stock Option Plan          100,000       83,216      2,783
1992 Non-Qualified Stock Option Plan       60,000       34,500        -
1994 Incentive Stock Option Plan          100,000      100,000        -
1994 Non-Qualified Stock Option Plan      100,000       50,583      2,750
1995 Non-Qualified Stock Option Plan      800,000      650,751     63,874
1996 Incentive Stock Option Plan          600,000       65,700    534,300
1996 Non-Qualified Stock Option Plan      400,000      170,000    230,000

TOTAL:                                               1,161,750    833,707
(1) This Plan was terminated in 1992 and as a result, no new options will be granted pursuant to this Plan.
         As of December 15, 1996, 1,500 shares had been issued pursuant to the Company's 1992 Stock Bonus Plan. All of these shares were issued during the fiscal year ending September 30, 1994.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT The following table sets forth, as of December 15, 1996, information with respect to the only persons owning beneficially 5% or more of the outstanding Common Stock and the number and percentage of outstanding shares owned by each director and officer and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of Common Stock.
Name and Address                Number of Shares  (1)     Percent of
Class (4)
Maximilian de Clara                   8,334 (2)                  *
Bergstrasse 79
6078 Lungern,
Obwalden, Switzerland

Geert R. Kersten                     512,357 (3)                 5.8%
66 Canal Center Plaza
Suite 510
Alexandria, VA  223l4

Patricia B. Prichep                   47,530                     *
66 Canal Center Plaza
Suite 510
Alexandria, VA  223l4

M. Douglas Winship                    13,667                     *
66 Canal Center Plaza
Suite 510
Alexandria, VA  223l4

Dr. Eyal Talor                        17,167                     *
66 Canal Center Plaza
Suite 510
Alexandria, VA  223l4

Daniel H. Zimmerman                    4,000                     *
66 Canal Center Plaza
Suite 510
Alexandria, VA  22314

Dr. Prem Sarin                        20,834                     *
66 Canal Center Plaza
Suite 510
Alexandria, VA  22314

Mark Soresi                           43,375                     *
l0l0 Wayne Ave., 8th Floor
Silver Spring, MD  209l0

F. Donald Hudson                      29,000                     *
53 Mt. Vernon Street
Boston, MA  02108


All Officers and Directors
as a Group (9 persons)               696,264
7.8%

*Less than 1%


(1) Includes shares issuable prior to February 28, 1997 upon the exercise of options or warrants granted to the following persons:
                                          Options or Warrants
         Exercisable Name                    Prior to February 28,
1997
         Maximilian de Clara                         8,334
         Geert R. Kersten
407,417
         Patricia B. Prichep
44,500
         M. Douglas Winship
13,667
         Dr. Eyal Talor
15,667
         Daniel H. Zimmerman
4,000
         Dr. Prem Sarin
20,834
         Mark Soresi
41,500
         F. Donald Hudson
29,000

      See "Management" for information concerning outstanding stock options.

(2) All shares are held of record by Milford Trading, Ltd., a corporation organized pursuant to the laws of Liberia. All of the issued and outstanding shares of Milford Trading, Ltd. are owned beneficially by Mr. de Clara.

(3) Amount includes shares held in trust for the benefit of Mr.
    Kersten's minor children. Geert R. Kersten is the stepson of Maximilian de Clara.

(4) Amount excludes shares which may be issued upon the exercise or conversion of other options, warrants and other convertible securities previously issued by the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The MULTIKINE technology and know-how licensed to the Company was developed by a group of researchers under the direction of Dr. Hans-Ake
Fabricius and was assigned, during l980 and l98l, to Hooper Trading Company, N.V., a Netherlands Antilles' corporation ("Hooper"), and Shanksville Corporation, also a Netherlands Antilles corporation ("Shanksville"). Prior to October, 1996, Mr. de Clara and Dr. Fabricius owned 50% and 30%, respectively, of each of these companies. In October, 1996, Mr. de Clara disposed of his interest in Hooper and Shanksville.
The technology and know how assigned to Hooper and Shanksville was licensed to Sittona Company,
B.V., a Netherlands corporation ("Sittona"), effective September, l982 pursuant to a licensing agreement which requires Sittona to pay to Hooper and Shanksville royalties on income received by Sittona respecting the technology and know-how licensed to Sittona. In l983, Sittona licensed this technology to the Company and received from the Company a $1,400,000 advance royalty payment. At such time as the Company generates revenues from the sale or sublicense of this technology, the Company will be required to pay royalties to Sittona equal to l0% of net sales and l5% of the licensing royalties received from third parties. In that event, Sittona, pursuant to its licensing agreements with Hooper and Shanksville, will be required to pay to those companies a minimum of l0% of any royalty payments received from the Company.

         Between 1985 and October 1996 Mr. de Clara owned all of the issued and outstanding stock of Sittona. In October 1996, Mr. de Clara disposed of his interest in Sittona.
      The Company has reached a tentative agreement to acquire from Sittona Company, Hooper Trading Company, and Shanksville Corporation all rights pertaining to the MULTIKINE technology for $500,000 in cash and shares of the Company's common stock with a value of $3,500,000. The acquisition of this technology is subject to the execution of a definitive agreement between the parties.
ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
    (a)  See the Financial Statements attached to this Report.
(b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.
    (c)  Exhibits                           Page Number
3(a)     Articles of Incorporation     Incorporated by reference to
Exhibit
                                       3(a) of the Company's combined
                                       Regi stration Statement on Form S-
                                       1 and Post-Effective Amendment
                                       ("Registration Statement"),
                                       Registration Nos. 2-85547-D and 33
                                       7531.

(b)     Amended Articles              Incorporated by reference to
                                       Exhibit 3(a) of the Company's
                                       Registration Statement on Form S-
                                       1, Registration Nos. 2-85547-D and
                                       33-7531.

(c)     Amended Articles              Incorporated by reference to
         Exhibit (Name change only)    3(c) filed with Registration
         Statement
                                       on Form S-1 (No. 33-34878).

(d)     Bylaws                        Incorporated by reference to
                                       Exhibit 3(b) of the Company's
                                       Registration Statement on Form S-
                                       1, Registration Nos. 2-85547-D and
                                       33-7531.

4(a)     Specimen copy of              Incorporated by reference to
Exhibit
         Stock Certificate             4(a) of the Company's Registration
                                       Statement on Form S-1,
                                       Registration Nos. 2-85547-D and 33-
                                       7531.

4(c)     Form of Common Stock          Incorporated by reference to
Exhibit
         Purchase Warrant              4(c) filed as an exhibit to the
Com-
                                       pany's Registration Statement on
                                       Form S-1 (Registration No. 33
                                       43281).

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

(d)     Addendum effective October    Incorporated by reference to
         Exhibit 13, 1989 to Licensing Agree-  10(d) of Company's Annual
         Report on ment with Sittona Company,    Form 10-K for the year
         ended
         September
         B.V.                          30, 1989.
10(e)    Employment Agreement with     Incorporated by reference to
Exhibit
         Geert Kersten                 10(e) filed as an exhibit to the
Com-
                                       pany's Registration Statement on
                                       Form S-1 (Registration No. 33
                                       43281).
l0(f)    Research Agreement between    Incorporated by reference to
Exhibit
         Viral Technologies, Inc.      10(f) filed as an exhibit to the
Com-
         and the George Washington     pany's Registration Statement on
Form
         University                    S-1 (Registration No. 33-43281).
l0(g)    Agreement between Viral       Incorporated by reference to
Exhibit
         Technologies, Inc. and        10(g) filed as an exhibit to the
Com-
         Nippon Zeon Co., Ltd.         pany's Registration Statement on
Form
                                       S-1 (Registration No. 33-43281).

23       Consents of Experts and
         Counsel

    (d)  Financial statement schedules.

         None

                               SIGNATURES
         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       CEL-SCI CORPORATION
Dated: December 20, 1996               By:/s/ Maximilian de Clara
                                          Maximilian de Clara, President
                                       By:/s/ Geert R. Kersten
                                          Geert R. Kersten, Chief
                                          Executive Officer
Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Title                     Date

/s/ MAXIMILIAN DE CLARA       Director and Principal      December 20,
1996
MAXIMILIAN DE CLARA           Executive Officer

/s/ GEERT R. KERSTEN          Director, Principal         December 20,
1996
GEERT R. KERSTEN              Financial Officer
                           and Chief Executive
                              Officer

/s/ MARK V. SORESI            Director                    December 20,
1996
MARK V. SORESI

/s/ DONALD HUDSON             Director                    December 20,
1996
F. DONALD HUDSON




2394D/l-38