Form 10-K/A
period 1996-09-30
CEL SCI CORP
filed 1997-01-10
CIK 725363

FORM 10-K/A
                       SECURITIES AND
                       EXCHANGE COMMISSION
                       Washington,
                             D.C. 20549
(Mark One)
(X)                ANNUAL REPORT PURSUANT TO SECTION 13 OR
15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

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

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

The aggregate market value of the voting stock held by non-
affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 20, 1996, as quoted on the NASDAQ
System, was approximately $33,085,000.  Shares of Common Stock held by each officer, director and principal shareholder have been excluded in that such persons may be deemed to be affiliates of the
Registrant.
Documents Incorporated by Reference:   None
Indicate by check mark if disclosure of
delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
  As of December 17, 1996, the Registrant had
               8,382,562 shares
of Common Stock issued and outstanding. PAGE 1
                              OF
                       PAGES EXHIBIT INDEX
                      BEGINS ON PAGE
                                 PART I
ITEM 1.  BUSINESS
      CEL-SCI Corporation (the "Company") was formed as a Colorado corporation during March l983, to acquire and finance research and development of natural human interleukin-2 ("IL-2") and lymphokine related products and processes using the Company's proprietary cell culture technologies. The Company's proprietary product is sometimes referred to as MULTIKINETM, or buffy-coat interleukins, which is a combination, or "cocktail" of IL-2 and certain lymphokines and cytokines. MULTIKINE is a trade name of the Company. The Company was initially formed under the name Interleukin-2, Inc. and changed its name to CEL-SCI Corporation in March, 1988. The compounds, compositions and processes, to which the Company has acquired an exclusive world-wide license, are being tested to determine if they are effective in improving the immune re- sponse of advanced cancer patients.

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

          In February 1996 the FDA authorized the Company to conduct two human clinical studies using MULTIKINE. The studies will focus on prostate and head and neck cancer. The prostate study is being conducted at Jefferson Hospital in Philadelphia, Pennsylvania and will involve up to 15 prostate cancer pa- tients who have failed on hormonal therapy. The head and neck cancer study will involve up to 30 cancer patients who have failed using conventional ther- apies and will be conducted in part at Wayne State University in Detroit, Michigan. The Company is currently evaluating additional clinical centers in the U.S. for purposes of the study. The head and neck cancer study in the U.S. will be conducted in conjunction with the Company's Canadian head and neck cancer study.
Viral Technologies, Inc. ("VTI") completed its Phase I trials in California and in April 1995, with the approval of the California Food and Drug Branch ("FDB"), started a new clinical study with the HGP-30 AIDS vaccine. The study involved HIV-negative volunteers who participated in the 1992 Phase I study. Following vaccinations with HGP30, certain volunteers donated blood for a SCID mouse HIV challenge study. Infection in the SCID mice by virus was determined and confirmed by two different assays. Approximately 78% of the SCID mice given blood from vaccinated volunteers showed no HIV infection after virus challenge as compared to 13% of the mice given blood from unvaccinated donors. In December 1995 VTI, with permission from the FDB, began Phase I human clinical trials with HIV-infected volunteers. See "Viral Technologies, Inc." below for additional information concerning VTI.
         There can be no assurance that either the Company or VTI will be successful in obtaining approvals from any regulatory authority to conduct further clinical trials or to manufacture and sell their products. The lack of regu- latory approval for the Company's or VTI's products will prevent the Company and VTI from generally marketing their products. Delays in obtaining regula- tory approval or the failure to obtain regulatory approval in one or more countries may have a material adverse impact upon the Company's operations.
BACKGROUND OF HUMAN IMMUNOLOGICAL SYSTEM
The function of the immunological system is to protect the body against infectious agents, including viruses, bacteria, parasites and malig nant (cancer) cells. An individual's ability to respond to infectious agents and to other substances (antigens) recognized as foreign by the body's immune system is critical to health and survival. When the immune response is adequate, infection is usually combatted effectively and recovery follows. Severe infection can occur when the immune response is inadequate. Such immune deficiency can be present from birth but, in adult life, it is frequently acquired as a result of intense sickness or as a result of the administration of chemotherapeutic drugs and/or radiation. It is also recognized that, as people reach middle age and thereafter, the immune system grows weaker.

         Two classes of white blood cells, macrophages and lymphocytes, are believed to be primarily responsible for immunity. Macrophages are large cells whose principal immune activity is to digest and destroy infectious agents. Lymphocytes are divided into two sub-classes. One subclass of lymphocytes, B-cells, produces antibodies in response to antigens. Antibodies have unique combining sites (specificities) that recognize the shape of particular antigens and bind with them. The combination of an antibody with an antigen sets in motion a chain of events which may neutralize the effects of the foreign sub stance. The other sub-class of lymphocytes, T-cells, regulates immune responses. T-cells, for example, amplify or suppress antibody formation by Bcells, and can also directly destroy "foreign" cells by activating "killer cells."

        It is generally recognized that the interplay among T-cells, B cells and the macrophages determines the strength and breadth of the body's response to infection. It is believed that the activities of T cells, B cells and mac- rophages are controlled, to a large extent, by a specific group of hormones called lymphokines. Lymphokines regulate and modify the various functions of both T-cells and B-cells. There are many lymphokines, each of which is thought to have distinctive chemical and functional properties. IL-2 is but one of these lymphokines and it is on IL-2 and its synergy with other lymphokines that the Company has focused its attention. Scientific and medical investiga- tion has established that IL-2 enhances immune responses by causing activated Tcells to proliferate. Without such proliferation no immune response can be mounted. Other lymphokines and cytokines support T-cell and B-cell prolifera- tion. However, IL-2 is the only known lymphokine or cytokine which causes the proliferation of T-cells. IL-2 is also known to activate B-cells in the ab- sence of B-cell growth factors.
         Although IL-2 is one of the best characterized lymphokines with anticancer potential, the Company is of the opinion that to have optimum therapeutic value, IL-2 should be administered not as a single substance but rather as a mixture of IL-2 and certain lymphokines and cytokines, i.e. as a "cocktail". This approach, which was pioneered by the Company, makes use of the synergism between these lymphokines. It should be noted however that neither the FDA nor any other agency has determined that the Company's MULTIKINE product will be effective against any form of cancer.
It has been reported by researchers in the field of lymphokine research that IL-2 can increase the number of killer T-cells produced by the body, which improves the body's capacity to selectively destroy specific tumor cells. Research and human clinical trials sponsored by the Company have indi- cated a correlation between administration of MULTIKINE to advanced cancer pa- tients and immunological responses. On the basis of these experimental re-sults, the Company believes that MULTIKINE may have application for the treat- ment of solid tumors in humans.
         The Company foresees three potential anti-cancer therapeutic uses for MULTIKINE: (i) direct administration into the human body (in vivo) as a modu- lator of the immune system, (ii) activation of a patient's white blood cells outside the body with MULTIKINE, followed by returning these activated cells to the patient; and (iii) a combination of (i) and (ii). RESEARCH AND DEVELOPMENT
       In the past, the Company conducted its research pursuant to arrange ments with various universities and research organizations. The Company pro vided grants to these institutions for the conduct of specific research pro jects as suggested by the Company's scientists based upon the results of pre viously completed projects.
In October 1994 the Company to consolidated its research activities in its own laboratory. See Item 2 of this report.
       Between 1983 and 1986 the Company was primarily involved in funding pre-clinical and Phase I clinical trials of its proprietary MULTIKINE tech nologies. These trials were conducted at St. Thomas's Hospital Medical School located in London, England under the direction of Dudley C. Dumonde, M.D., PhD., a former member of the SAB, and pursuant to approvals obtained from England's Department of Health and Social Security.
         In the Phase I trial in England (completed in 1987), forty-nine pa tients suffering with various forms of solid cancers, including malignant melanoma, breast cancer, colon cancer, and other solid tumor types were treated with MULTIKINE. The product was administered directly into the lymphatic system in a number of patients. Significant and lasting lymphnode responses, which are considered to be an indication of improvement in the patient's immune responses, were observed in these patients. A principal conclusion of the Phase I trials was that the side effects of the Company's products in forty-nine patients were not severe, the treatment was well tolerated and there was no long-term toxicity.
         The results of the Phase I clinical study were encouraging, and as a result the Company established protocols for future clinical trials. In November, 1990, the Florida Department of Health and Rehabilitative Services ("DHRS") gave the physicians at a southern Florida medical institution approval to start a clinical cancer trial in Florida using the Company's MULTIKINE product. The focus of the trial was unresectable head and neck cancer (which is presently untreatable) and was the first time that the natural MULTIKINE was administered to cancer patients in a clinical trial in the United States.
         Four patients with regionally advanced squamous cell cancer of the head and neck were treated with the Company's MULTIKINE product. The patients had previously received radical surgery followed by x-ray therapy but developed recurrent tumors at multiple sites in the neck and were diagnosed with termi- nal cancer. The patients had low levels of lymphocytes and evidence of immune deficiency (generally a characteristic of this type of cancer).
         Significant tumor reduction occured in three of the four patients as a result of the treatment with MULTIKINE. Negligible side effects were observed and the patients were treated as outpatients. Notwithstanding the above, it should be noted that these trials were only preliminary and were only conducted on a small number of patients. It remains to be seen if MULTIKINE will be effective in treating any form of cancer.
         See "Product Development Plan" above for information concerning the Company's research and development plans.
Proof of efficacy for anti-cancer drugs is a lengthy and complex process. At this early stage of clinical investigation, it remains to be proven that MULTIKINE will be effective against any form of cancer. Even if some form of MULTIKINE is found to be effective in the treatment of cancer, commercial use of MULTIKINE may be several years away due to extensive safety and effectiveness tests that would be necessary before required government approvals are obtained. It should be noted that other companies and research teams are actively involved in developing treatments and/or cures for cancer, and ac cordingly, there can be no assurance that the Company's research efforts, even if successful from a medical standpoint, can be completed before those of its competitors.

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

         The members of the Company's SAB are:

Dr. Michael Chirigos - former head of the Virus and Disease Modifi-cation Section, National Institutes of Health (NIH), National Cancer Institute (NCI) from 1966-1981 and the Immunopharmacology Section, NIH, NCI, Biological Response Modifier Program until 1985.

        Dr. Evan M. Hersh - Vice-Chairman, Department of Internal Medicine, Chief, Section of Hematology/Oncology, Department of Internal Medicine, Tucson, AZ. Director of Clinical Research, Arizona Cancer Center, Tucson.
          Dr. Michael J. Mastrangelo - Director, Division of Medical Oncolo gy; Professor of Medicine, Jefferson Medical College, Philadelphia, Pennsylvania; and Associate Clinical Director, Jefferson Cancer Center, Philadelphia, Pennsylvania.Dr. Alan B. Morris, PhD. - Professor, Department of Biological Sciences, University of Warwick, Coventry, U.K.

VIRAL TECHNOLOGIES, INC.

         Prior to October 1995, Viral Technologies, Inc. ("VTI"), a Delaware corporation, was 50% owned by the Company and 50% owned by Alpha 1 Biomedicals, Inc. VTI is developing a vaccine technology that may prove of commercial value in the prevention, diagnosis and treatment of AIDS. VTI holds the proprietary rights to certain synthesized components of the p17 gag protein, which is the outer core region of the AIDS virus (HIV-1). In October 1995, the Company acquired Alpha 1's interest in VTI in exchange for 159,170 shares of the Company's common stock.
         VTI is involved in the development of a prototype preventive and therapeutic vaccine against AIDS that is based on HGP-30, a thirty amino acid synthetic peptide derived from the p17 region of the AIDS virus. Evidence compiled by scientists at George Washington University from toxicology studies with different animal species indicates that the HGP30 prototype vaccine does not appear to be toxic in animals. The HGP-30 vaccine being tested differs from most other vaccines candidates in that its active component, the HGP-30 peptide, is derived from the p17 core protein particles of the virus. Since HGP-30 is a totally synthetic molecule containing no live virus, it cannot cause infection. Unlike the envelope (i.e. outside) proteins, the p17 region of the AIDS virus appears to be relatively nonchanging. In January, 1991, VTI was issued a United States patent covering the production, use and sale of HGP-30. HGP-30 may also be effective in treating persons infected with the AIDS virus.
         Approval to start Phase I human clinical trials in Great Britain using VTI's prototype AIDS vaccine HGP-30 was granted in April 1988. The trial, the first in the European common market, began in May 1989 with 18 healthy (HIV- negative) volunteers given three different dosages and was completed in December 1990. The trial results indicated that five of eight volunteers vacci- nated with HGP-30, and whose blood samples were able to be tested, produced "killer" T-cell responses. The vaccine also elicited cellmediated immunity responses in 7 out of 9 vaccinated volunteers and antibody responses in 15 out of 18 vaccinated volunteers.
In March 1990, the California Department of Health Services Food and Drug Branch (FDB) approved the first human testing (Phase I trials) in the United States of HGP-30. The trials were conducted by scientists at the University of Southern California and San Francisco General Hospital. Twentyone healthy HIV-negative volunteers at medical centers in Los Angeles and San Francisco received escalating doses of HGP-30 with no clinically significant adverse side effects. The clinical studies confirmed earlier clinical trials in London.
          In April 1995 VTI, with the approval of the FDB, began another clinical trial in California using volunteers who received two vaccinations. The volunteers receiving the two lowest dosage levels were asked to donate blood for a SCID mouse HIV challenge study. The SCID mouse is considered to be the best available animal model for HIV because it lacks its own immune system and therefore permits human cell growth. White blood cells from the five (5) vac-cinated volunteers and from normal donors were injected into groups of SCID mice. They were then challenged with high levels of a different strain of the HIV virus than the one from which HGP-30 is derived. Infection by virus was determined and confirmed by two different assays, p24 antigen, a component of the virus core, and reverse transcriptase activity, an enzyme critical to HIV replication. Approximately 78% of the SCID mice given blood from vaccinated volunteers showed no HIV infection after virus challenge as compared to 13% of the mice given blood from unvaccinated donors.
         In December 1995 VTI, with permission from the FDB, began Phase I human clinical trials with HIV-infected volunteers. VTI's
AIDS vaccine/treatment is only in the initial stages of testing and it remains to be seen if the vaccine/treatment will be effective against the AIDS virus. In December l987, VTI signed a licensing agreement with Nippon Zeon Co., Ltd. ("Nippon Zeon"), a Japanese chemical manufacturer, granting Nippon Zeon exclusive rights to VTI's prototype AIDS vaccine and improvements in the Pacific Area. Under the agreement, VTI received an initial licensing payment, as well as a pre-commercialization payment, and was also entitled to receive additional pre-commercialization payments dependent upon receipt of certain regulatory approvals. In l995 Nippon Zeon released its rights to VTI's tech- nology in consideration for VTI's agreement to pay Nippon Zeon a royalty on sales of products made with VTI's technology in the licensed area. In July l996 Nippon Zeon agreed to surrender its royalty rights, as well as any other rights it may have had to VTI's technology, in exchange for 45,000 shares of the Company's common stock.
         Although there has been important independent research showing the possible significance of the p17 region of HIV-1, there can be no assurance that any of VTI's technology will be effective in the prevention, diagnosis or treatment of AIDS. There can be no assurance that other companies will not develop a product that is more effective or that VTI ultimately will be able to develop and bring a product to market in a timely manner that would enable it to derive commercial benefits.
         VTI's research and development efforts are presently focused on the evaluation of second generation formulations and delivery systems for HGP-30 and related peptides to enhance HIV-specific cellular immune responses.
       In January 1991, VTI was awarded a U.S. patent covering the exclusive production, use and sale of HGP-30. This patent is thought to be the first U.S. patent for a portion of a "core" protein of the HIV virus. In February 1993, VTI was awarded a European patent covering HGP 30 and certain other peptides.
T-CELL MODULATION PROCESS
       In January 1996 the Company acquired a new patented T-cell Modulation Process which uses "heteroconjugates" to direct the body to choose a specific immune response. The heteroconjugate technology is intended to selectively stimulate the human immune system to more effectively fight bacterial, viral and parasitic infections and cancer, when it cannot do so on its own. Admin- istered like vaccines, heteroconjugates combine T-cell binding ligands with small, disease associated, peptide antigens and may provide a new method to treat and prevent certain diseases. The ability to generate a specific immune response is important be cause many diseases are often not combatted effectively due to the body's selection of the "inappropriate" immune response. The capability to specifi cally reprogram an immune response may offer a more effective approach than existing vaccines and drugs in attacking an underlying disease.
         The Company intends to use this new technology to improve the cellu lar immune response of VTI's HIV HGP-30 immunogen which is currently in two clinical studies. In addition, the Company intends to use the technology to develop a potential Tuberculosis (TB) vaccine/treatment. TB is the largest killer of all infectious diseases worldwide and new strains of drug resistant TB are emerging daily. The technology is also a potential platform technology which could also work with many other peptides. Using this new technology, the Company is currently conducting in vitro laboratory and in vivo animal studies.

         In August 1996 the Company signed a Cooperative Research and Development Agreement ("CRADA") with the Naval Medical Research Institute of the U.S. Navy to jointly develop a potential malaria vaccine using the Company's heteroconjugate technology. Malaria affects about 300-500 million people per year and is responsible for about 2.7 million deaths annually. It is a parasitic disease transmitted by mosquitoes. As with tuberculosis, the emergence of drug resistant strains is a major problem, as is the emergence of mosquitoes which are resistant to traditional insecticides. While at the present the number of malaria cases are not a major problem in the continential U.S., there are an increasing number of cases involving Americans bringing the disease home from overseas travels. Currently, there is no approved malaria vaccine anywhere in the world.
      In October 1996 the Company and Northeastern Ohio University College of Medicine signed a Collaborative Research Agreement to jointly identify and evaluate Herpes Simplex Virus related peptides. This study will make use of the Company's new heteroconjugate technology which combines T-cell binding ligands with small, disease associated, peptide antigens. Research conducted pursuant to this study may lead to the future development of a herpes vaccine.
         Conservative estimates of those individuals who have genital infec tions are 30-40 million in the U.S. Oral herpetic infections are of a greater frequency. In newborns or in immunosuppressed patients (e.g. AIDS) herpes can lead to serious illness and death. Vaccination against herpes simplex virus may prevent or treat herpes simplex infection. Unlike most other viruses, once infected, a herpes virus remains in hiding within an individual and is reactivated often by stress-inducing factors. For some individuals, recurren- ces may take place on a monthly basis. Although there are antiviral drugs which are used to prevent serious disease and lessen the symptoms, there is currently no method to effectively prevent initial infection, to eliminate the virus from an infected person, or to prevent recurrences.
Scientists at Northeastern Ohio University College of Medicine have been working on methods of treating and detecting the herpes virus for over fifteen years.
         The T-cell Modulation technology was acquired from Cell-Med, Incor porated ("CELL-MED") in consideration for the Company's agreement to pay certain liabilities of CELL-MED in the amount of approximately $6,000. If the Company elects to retain ownership in the technology after March 30, 1997, the Company must pay CELL-MED $200,000, plus additional payments ranging between $100,000 and $600,000, depending upon the Company's ability to obtain regu- latory approval for clinical studies using the technology. In addition, should the Company receive FDA approval for the sale of any product incorporating the technology, the Company is obligated to pay CELL-MED an advance royalty of $500,000, a royalty of 5% of the sales price of any product using the technology, plus 15% of any amounts the Company receives as a result of sublicensing the technology. So long as the Company retains rights in the technology, the Company has also agreed to pay the future costs associated with pursuing and or maintaining CELLMED's patent and patent applications relating to the technology. CELLMED has been issued patents in Australia and from the European Patent Office covering the technology and has several U.S. and foreign patent applications pending.

COMPOUNDS AND PROCESSES LICENSED TO THE COMPANY

      The Company acquired from Sittona Company, B.V., a Netherlands corporation ("Sittona"), the exclusive worldwide rights to patented IL-2 com pounds, compositions and other processes and other lymphokine related com pounds, compositions and processes which are the subject of various patents, patent applications and disclosure documents filed with the United States Pa tent and Trademark Office as well as similar agencies of various foreign countries. Sittona acquired its rights in the foregoing products and technology from Hooper Trading Company
N.V., and Shanksville Corporation N.V., both Netherland Antilles corporations. Pursuant to the terms of the license, the Company must pay to Sittona a royalty of l0% of all net sales received by the Company in connection with the manufacture, use or sale of the licensed compounds, compositions and processes and a royalty of l5% of all license fees and royalties received by the Company in connection with the grant by the Company of any sublicenses for the manufacture, use or sale of the licensed compounds, compositions and processes. On November 30, l983, a $l.4 million advance royalty was paid by the Company to Sittona to acquire the license. The license also requires the Company to bear the expense of preparing, filing and processing patent applications and to obtain and maintain patents in the United States and foreign countries on all inventions, developments and improvements made by or on behalf of the Company relating to the licensed compounds, compositions and processes. In this regard the Company has caused patent applica- tions to be filed in several foreign countries and has undertaken the pro- cessing of previously filed patent applications. The exclusive license is to remain in effect until the expiration or abandonment of all patent rights or until the compounds, compositions and processes enter into the public domain, whichever is later. Sittona may also terminate the license for breach of the agreement, fraud on the part of the Company, or the bankruptcy or insolvency of the Company. Sittona, Hooper Trading Company and Shanksville Corporation were formerly controlled by Maximilian de Clara, the Company's President. See Item 13 of this report.
In 1987 a German company filed an opposition with the European Patent Office with respect to one of the Company's European patents, alleging that certain aspects of the patent in question were previously disclosed to inven- tors during a conference held in Germany. A hearing on the opposition was held and on October 12, 1990 the European Patent Office rejected the opposi- tion. The German company filing the opposition appealed the decision of the European Patent Office. In 1992 the Appellate Tribunal of the European Patent Office upheld the Company's process claims in the patent, while two minor claims were denied. The Company does not believe that the denial by the European Patent Office of these two minor process patent claims impairs the value of this patent in any significant degree.
         In February 1996 the Company filed a lawsuit against ImmunoRx and Dr. John Hadden for contract breach, tortious interference of contract and patent infringement concerning the Company's MULTIKINE drug. The lawsuit, filed in the U.S. District Court for the Middle District of Florida, seeks damages and the termination of certain research and clinical studies being conducted by ImmunoRx and Dr. Hadden. From 1984 to 1992, Dr. Hadden consulted with the Company, performed research on MULTIKINE and manufactured MULTIKINE for the Company's head and neck cancer study in Florida. In early 1993, Dr. Hadden signed a separation agreement with the Company acknowledging the Company's ownership of both MULTIKINE and the research results.
The Company has learned that Dr. Hadden and ImmunoRx are apparently making copies of MULTIKINE, in contravention of the separation agreement and the patents covering MULTIKINE, and have begun clinical studies in a foreign country using a copy of MULTIKINE.
          Process for the Production of IL-2 and IL-2 Product The Company's exclusive license includes processes for the production in high yields of natural human IL-2 using cell culture techniques applied to normal human cells. Based upon the results of the Company's research and human clinical trials, the Company believes that "natural" IL-2 produced by cell culture technologies, such as the Company's proprietary products, may have advantages over genetically engineered, bacteria-produced IL-2 ("recombi- nant IL-2") manufactured by other companies. There are basically two ways to produce IL-2 on a commercial scale: (1) applying genesplicing techniques using bacteria or other microorganisms to produce recombinant IL-2; or, (2) apply-ing cell culture technology using mammalian cells. Substantive differences exist between recombinant IL-2 and IL-2 produced through cell culture technology. For example: (1) cell cultured IL-2 is glycosylated (has sugars attached). Sugar attachments play a crucial role in cell recognition and have a significant effect on how fast a body clears out proteins. Proteins produced through bacteria have no sugar attachments and while recombinant IL-2 products produced from recombinant yeast or insect cells are glycosylated, they are not so to the right degree, or at the right locations. Cell cultured IL-2 has the "right" sugar attachments at the right places; (2) there are also structural differences related to folding (the way human proteins work depends on their sequence folding); and (3) the cell cultured IL-2 "cocktail" is administered in small dosages as pioneered by Company researchers. This formulation and dosage mimics the way immune regulators are naturally found and function with- in the body. This stands in stark contrast to the huge dosages required when recombinant IL2 is administered to patients. In addition, patients treated with recombinant
IL-2 usually suffer severe side effects.
         Although mammalian cells (other than human cells) could be genetically engineered to produce glycosylated IL-2 in larger quantities than are produced by the Company's method, such mammalian cells could not be genetically engineered to produce the combination of human lymphokines and cytokines, which together with human glycosylated IL-2 form the MULTIKINE product used by the Company. The Company is of the opinion that glycosylated IL-2 genetically produced from mammalian cells must be administered in large dosages before any benefits are observed. Even then, the Company believes that only a small per- centage of patients will benefit from treatments consisting only of glycosy- lated IL-2. In addition, large dosages of glycosylated IL-2 can, as with recombinant IL2, result in severe toxic reactions. In contrast, the Company believes the synergy between glycosylated IL-2 and certain other lymphokines/ cytokines allows MULTIKINE to be administered in low dosages, thereby avoiding the severe toxic reactions which often result when IL-2 is administered in large dosages.

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

         There are no assurances that clinical trials conducted under ap proval from state authorities or conducted in foreign countries will be accepted by the FDA. Product licensure in a foreign country or under state authority does not mean that the product will be licensed by the FDA and there are no assurances that the Company will receive any approval of the FDA or any other governmental entity for the manufacturing and/or marketing of a product. Consequently, the commencement of the manufacturing and marketing of any Company product is, in all likelihood, many years away.
COMPETITION AND MARKETING
         Many companies, nonprofit organizations and governmental institutions are conducting research on lymphokines. Competition in the development of therapeutic agents and diagnostic products incorporating lymphokines is in- tense. Large, well-established pharmaceutical companies are engaged in lymph- okine research and development and have considerably greater resources than the Company has to develop products. The establishment by these large compan-ies of in-house research groups and of joint research ventures with other en- tities is already occurring in these areas and will probably become even more prevalent. In addition, licensing and other collaborative arrangements be- tween governmental and other nonprofit institutions and commercial enterprises, as well as the seeking of patent protection of inventions by nonprofit in- stitutions and researchers, could result in strong competition for the Com- pany.
Any new developments made by such organizations may render the Company's licensed technology and know-how obsolete.

         Several biotechnology companies are producing IL-2-like compounds. The Company believes, however, that it is the only producer of a patented IL2 product using a patented cell-culture technology with normal human cells. The Company foresees that its principle competition will come from producers of genetically-engineered IL-2-like products. However, it is the Company's be- lief, based upon growing scientific evidence, that its natural IL-2 products have advantages over the genetically engineered, IL2like products. Evidence indicates that genetically engineered, IL-2like products, which lack sugar molecules and typically are not water soluble, may be recognized by the immu- nological system as a foreign agent, leading to a measurable antibody build-up and thereby possibly voiding their therapeutic value. Furthermore, the Com- pany's research has established that to have optimum therapeutic value IL-2 should be administered not as a single substance but rather as an IL-2 rich mixture of certain lymphokines and other proteins, i.e. as a "cocktail". If these differences prove to be of importance, and if the therapeutic value of its MULTIKINE product is conclusively established, the Company believes it will be able to establish a strong competitive position in a future market.

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

                                     For the Years Ended September
30, 1996                             1995            1994
1993         1992
Investment Income &
  Other Revenues     $   322,370  $   423,765    $  624,670   $  997,964
$434,180
Expenses:
Research and
  Development          3,471,477    1,824,661     2,896,l09    1,307,042
481,697
Depreciation
  and Amortization       290,829      262,705       138,755       55,372
33,536
General and
  Administrative       2,882,958    1,713,912     1,621,990    1,696,119
1,309,475
Equity in loss of
  joint venture            3,772      501,125       394,692      344,423
260,388

Net Loss             $(6,326,666) $(3,878,638)  $(4,426,876)
$(2,404,992) $(1,650,916)

Loss per common share     $(0.99)      $(0.89)       $(1.06)
$(0.58)
$(0.42)

Weighted average
  common shares
  outstanding          6,425,316    4,342,628     4,185,240    4,155,431
3,953,233

Balance Sheet Data:
                                                September 30,
                        1996           1995         1994          1993
1992

Working Capital     $10,266,104     $3,983,699   $5,795,191
$10,296,472 $13,043,012 Total Assets         11,878,370     6,359,011
8,086,670
11,633,090     13,769,504
Total Liabilities       294,048      1,516,978    l,407,602
688,231
467,086
Shareholders'
 Equity             11,584,322      4,842,033    6,679,068    10,944,859
13,302,4l8
No dividends have been declared on the Company's common stock.
ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Results of Operations
Fiscal 1996
         Interest income during the year ending September 30, l996 reflects interest accrued on investments. Other revenues were derived from commercial services provided by the Company's laboratory. Research and development expenses increased significantly due to the Company's new clinical trials as well as the consolidation of VTI, as explained below. Prior to October 30, 1995, VTI was owned 50% by the Company and 50% by Alpha 1 Biomedicals, Inc. Effective October 30, 1995 the Company acquired Alpha 1's interest in VTI in exchange for 159,170 shares of the Company's common stock. Prior to this acquisition the Company accounted for its investment in VTI using the equity method of accounting. Following the acquisition of the remaining 50% interest in VTI on October 30, 1995, the financial statements of VTI have been consolidated with those of the Company.
The acquisition of VTI was accounted for under the purchase method of accounting. Since the acquisition represented primarily research and development costs, the purchase price for the remaining 50% interest in VTI as expensed and caused research and development expense for the year ended September 30, 1996 to increase.

    The consolidation of VTI's financial statements with those of the Company also had the following effects:

1. Interest income declined from the comparable period in the previous year since interest income associated with the Company's loans to VTI was eliminated upon consolidation.

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
       Geert R. Kersten, Esq.38       Director, Chief
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

         The directors of the Company serve in such capacity until the next annual meeting of the Company's shareholders and until their successors have been duly elected and qualified. The officers of the Company serve at the discretion of the Company's directors.
         Mr. Maximilian de Clara, by virtue of his position as an officer and director of the Company, may be deemed to be the "parent" and "founder" of the Company as those terms are defined under applicable rules and regulations of the Securities and Exchange Commission.
         The principal occupations of the Company's officers and directors, during the past several years, are as follows:
         Maximilian de Clara. Mr. de Clara has been a director of the Company since its inception in March, l983, and has been president of the Company since July, l983. Prior to his affiliation with the Company, and since at least l978, Mr. de Clara was involved in the management of his personal investments and personally funding research in the fields of biotechnology and biomedicine. Mr. de Clara attended the medical school of the University of Munich from l949 to l955, but left before he received a medical degree. During the summers of l954 and l955, he worked as a research assistant at the University of Istanbul in the field of cancer research. For his efforts and dedication to research and development in the fight against cancer and AIDS, Mr. de Clara was awarded the "Pour le Merit" honorary medal of the Austrian Military Order "Merito Navale" as well as the honor cross of the Austrian Albert Schweitzer Society. Geert R. Kersten, Esq. Mr. Kersten was Director of Corporate and Investment Relations for the Company between February, 1987 and October, 1987. In October of 1987, he was appointed Vice President of Operations. In December, 1988, Mr. Kersten was appointed director of the Company. Mr. Kersten also became the Company's secretary and treasurer in 1989. In May, 1992, Mr. Kersten was appointed Chief Operating Officer and in February, 1995, Mr. Kersten became the Company's Chief Executive Officer. In previous years, Mr. Kersten worked as a financial analyst with Source Capital, Ltd., an investment advising firm in McLean, Virginia. Mr. Kersten is a stepson of Maximilian de Clara, who is the President and a Director of the Company. Mr. Kersten attended George Washington University in Washington, D.C. where he earned a B.A. in Accounting and an M.B.A. with emphasis on International Finance. He also attended law school at American University in Washington, D.C. where he received a Juris Doctor degree. Patricia B. Prichep has been the Company's Vice President of Operations since March, 1994. Between December, 1992 and March, 1994, Ms. Prichep was the Company's Director of Operations. From June, 1990 to December, 1992, Ms. Prichep was the Manager of Quality and Productivity for the NASD's Management, Systems and Support Department. Between 1982 and 1990, Ms. Prichep was Vice President and Operations Manager for Source Capital, Ltd.
M. Douglas Winship has been the Company's Vice President of Regulatory Affairs and Quality Assurance since April, 1994. Between 1988 and April, 1994, Mr. Winship held various positions with Curative Technologies, Inc., including Vice President of Regulatory Affairs and Quality Assurance (1991-
1994).
  Dr. Eyal Talor has been the Company's Vice President of Research and Manufacturing since March, 1994. From October, 1993 until March, 1994, Dr. Talor was Director of Research, Manufacturing and Quality Control, as well as the Director of the Clinical Laboratory, for Chesapeake Biological Laboratories, Inc. From 1991 to 1993, Dr. Talor was a scientist with SRA Technologies, Inc., as well as the director of SRA's Flow Cytometry Laboratory (1991-1993) and Clinical Laboratory (1992-1993). During 1992 and 1993, Dr. Talor was also the Regulatory Affairs and Safety Officer For SRA. Since 1987, Dr. Talor has held various positions with the John Hopkins University, including course coordinator for the School of Continuing Studies (1989-Present), research associate and lecturer in the Department of Immunology and Infectious Diseases (1987-1991), and associate professor (1991-Present).
         Prem S. Sarin, Ph.D. has been the Vice President of Research for Viral Technologies, Inc. (the Company's wholly-owned subsidiary) since May 1, 1993. Dr. Sarin was an Adjunct Professor of Biochemistry at the George Washington University School of Medicine, Washington, D.C., from 1986-1992. From 1975-1991 Dr. Sarin held the position of Deputy Chief, Laboratory of Tumor Cell Biology at the National Cancer Institute (NCI), NIH, Bethesda, Maryland. Dr. Sarin was a Senior Investigator (1974-1975) and a Visiting Scientist (1972-1974) at the Laboratory of Tumor Cell Biology at NCI, NIH. From 1971-1972 Dr. Sarin held the position of Director, Department of Molecular Biology, Bionetics Research Laboratory, Bethesda, Maryland.

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

         F. Donald Hudson. F. Donald Hudson has been a director of the Company since May, 1992. From December 1994 to October 1995 Mr. Hudson was President and Chief Executive Officer of VIMRx Pharmaceuticals, Inc.
Between 1990 and 1993, Mr. Hudson was President and Chief Executive Officer of Neuromedica, Inc., a development stage company engaged in neurological research. Until January, 1989, Mr. Hudson served as Chairman and Chief Executive Officer of Transgenic Sciences, Inc. (now TSI Corporation), a publicly held biotechnology corporation which he founded in January, 1987. From Oct ober, 1985 until January, 1987, Mr. Hudson was a director of Organ-ogenesis, Inc., a publicly held biotechnology corporation of which he was a founder, and for five years prior thereto was Executive Vice President and a director of Integrated Genetics, Inc., a corporation also engaged in biotechnology which he co-founded and which was publicly traded until its acquisition in 1989 by Genzyme, Inc.

         All of the Company's officers devote substantially all of their time on the Company's business. Messrs. Soresi and Hudson, as directors, devote only a minimal amount of time to the Company.
  The Company has an audit committee whose members are Geert R. Kersten and F. Donald Hudson.

Executive Compensation

     The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal year ended September 30, 1996.
                        Annual Compensation      Long Term Compensation
                                                        Re
                                            All
                                     Other   stric-
Other
                                    Annual    ted           LTIP
Com-
                                    Compen-  Stock  Options  Pay
pensa-
Name and Prin- Fiscal Salary  Bonus  sation  Awards Granted  outs tion
cipal Position  Year    (1)     (2)    (3)    (4)      (5)   (6)
(7)
Maximilian     1996 $225,000 $75,000 $85,016   -     70,000   -
$88
de Clara,      1995    -        -    $95,181   -    225,000   -
-
President      1994    -        -    $93,752   -     70,000   -
-

Geert R.
Kersten,       1996 $172,531 $75,000  $9,420   -    294,000   -
$8,869
Chief Exec-
utive officer  1995 $164,801    -    $ 9,426   -    224,750   -
$3,911
Officer,
Secretary and  1994 $182,539    -    $ 8,183   -   50,000   -  $4,497
and Treasurer

M. Douglas
Winship,      1996   $119,100   -    $2,400   -    -       -   $2,488
Vice Presi-
dent of       1995   $113,500   -   $ 1,200   -   22,000   -   $2,100
Regulatory Affairs

Prem S. Sarin, 1996  $102,379   -     -       -   32,000   -   $3,160
Vice President of
Research, Infectious
Deseases

Eyal Talor,   1996   $107,458   -    $3,000    -   8,000    $3,312
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








Compensation of Directors
         Standard Arrangements. The Company currently pays its directors $1,500 per quarter, plus expenses. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.
         Other Arrangements. The Company has from time to time granted options to its outside directors: Mr. Soresi and Mr. Hudson. See Stock Options below for additional information concerning options granted to the Company's directors.
Employment Contracts
         Effective January 2, 1996, the Company entered into a three year employment agreement with Mr. de Clara. The employment agreement provides that during the period between January 2, 1996 and January 2, 1997, the Company will pay Mr. de Clara an annual salary of $300,000. During the years ending January 2, 1998 and 1999, the Company will pay Mr. de Clara a salary of $330,000 and $363,000 respectively. In the event that there is a material reduction in Mr. de Clara's authority, duties or activities, or in the event there is a change in the control of the Company, then the agreement allows Mr. de Clara to resign from his position at the Company and receive a lumpsum payment from the Company equal to 18 months salary. For purposes of the employment agreement, a change in the control of the Company means the sale of more than 50% of the outstanding shares of the Company's Common Stock, or a change in a majority of the Company's directors.
         Effective August 1, 1994, the Company entered into a three year em ployment agreement with Mr. Kersten. The employment agreement provides that during the period between August 1, 1994 and July 31, 1995, the Company will pay Mr. Kersten an annual salary of $198,985. During the years ending August 31, 1996 and 1997, the Company will pay Mr. Kersten a salary of $218,883 and $240,771 respectively. In the event that there is a material reduction in Mr. Kersten's authority, duties or activities, or in the event there is a change in the control of the Company, then the agreement allows Mr. Kersten to resign from his position at the Company and receive a lump-sum payment from the Com- pany equal to 18 months salary. For purposes of the employment agreement, a change in the control of the Company means the sale of more than 50% of the outstanding shares of the Company's Common Stock, or a change in a majority of the Company's directors. Pursuant to the agreement, the Company also agreed to grant Mr. Kersten, in accordance with the Company's 1994 Incentive Stock Option Plan, options to purchase 50,000 shares of the Company's Common Stock. Compensation Committee Interlocks and Insider Participation
         The Company has a compensation committee comprised of all of the Company's directors, with the exception of Mr. Kersten. During the year ended September 30, 1996, Mr. de Clara was the only officer participating in deliberations of the Company's compensation committee concerning executive officer compensation. See Item 13 of this report for information concerning transactions between the Company and Mr. de Clara.
      During the year ended September 30, 1996, no director of the Company was also an executive officer of another entity, which had an executive officer of the Company serving as a director of such entity or as a member of the compensation committee of such entity.
Stock Options
      The following tables set forth information concerning the options granted, during the fiscal year ended September 30, 1996, to the persons named below, and the fiscal year-end value of all unexercised options (regardless of when granted) held by these persons.
     Options Granted During Fiscal Year Ending September 30, l996

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

(2) Option was acquired in connection with the purchase of 20,000 shares of the Company's common stock in February l996. In this transaction, Mr. Kersten paid $2.50 for one share of common stock and one option. The options are exercisable at $3.25 per share and expire on February 2l, l999.
(3) The potential realizable value of the options shown in the table assuming the market price of the Company's Common Stock appreciates in value from the date of the grant to the end of the option term at 5% or 10%.
              Option Exercises and Year End Option Values
                                                               Value
                                                                of
                                                                Unexer
                                                                ci se
                                                                d In
                                                                the-
                                                 Number of      Money
Options
                                                Unexercised       at
Fiscal
                       Shares                  Options (3)       Year
End
(4)
                     Acquired On  Value Re-    Exercisable/
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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The MULTIKINE technology and know-how licensed to the
Company was developed by a group of researchers under the direction of Dr. Hans Ake
Fabricius and was assigned, during l980 and l98l, to Hooper Trading Company, N.V., a Netherlands Antilles' corporation ("Hooper"), and Shanksville Corporation, also a Netherlands Antilles corporation ("Shanksville"). Prior to October, 1996, Mr. de Clara and Dr. Fabricius
owned 50% and 30%, respectively, of each of these companies. In October, 1996, Mr. de Clara disposed of his interest in Hooper and Shanksville. The technology and know how assigned to Hooper and Shanksville was licensed to Sittona Company,
B.V., a Netherlands corporation ("Sittona"), effective September,
l982 pursuant to a licensing agreement which requires Sittona to pay to Hooper and Shanksville royalties on income received by Sittona respecting the technology and know-how licensed to Sittona. In l983, Sittona licensed this technology to the Company and received from the Company a $1,400,000 advance royalty payment. At such time as the Company generates revenues from the sale or sublicense of this technology, the Company will be required to pay royalties to Sittona equal to l0% of net sales and l5% of the licensing royalties received from third parties. In that event, Sittona, pursuant to its licensing agreements with Hooper and Shanksville, will be required to pay to those companies a minimum of l0% of any royalty payments received from the Company.
         Between 1985 and October 1996 Mr. de Clara owned all of the issued and outstanding stock of Sittona. In October 1996, Mr. de
Clara disposed of his interest in Sittona.
      The Company has reached a tentative agreement to acquire from Sittona Company, Hooper Trading Company, and Shanksville Corporation all rights pertaining to the MULTIKINE technology for $500,000 in cash and shares of the Company's common stock with a value of $3,500,000. The acquisition of this technology is subject to the execution of a definitive agreement between the parties.
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8K (a) See the Financial Statements attached to this Report.
(b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1996.
    (c)  Exhibits                           Page Number
3(a)     Articles of Incorporation     Incorporated by reference to
Exhibit
                                       3(a) of the Company's combined
                                       Regi stration Statement on Form
                                       S 1 and Post-Effective Amendment
                                       ("Registration Statement"),
                                       Registration Nos. 2-85547-D and
                                       33 7531.

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

(c)     Amended Articles              Incorporated by reference to
         Exhibit (Name change only)    3(c) filed with Registration
         Statement
                                       on Form S-1 (No. 33-34878).

(d)     Bylaws                        Incorporated by reference to
                                       Exhibit 3(b) of the Company's
                                       Registration Statement on Form S
                                       1, Registration Nos. 2-85547-D
                                       and 33-7531.

4(a)     Specimen copy of              Incorporated by reference to
Exhibit
         Stock Certificate             4(a) of the Company's
Registration
                                       Statement on Form S-1,
                                       Registration Nos. 2-85547-D and
                                       337531.

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