Form 10-K/A
period 1996-09-30
CEL SCI CORP
filed 1997-01-31
CIK 725363

FORM 10-K/A SECURITIES AND
               EXCHANGE COMMISSION
                   Washington, D.C. 20549
(Mark One)
(X)    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 1996.
OR
( )     TRANSITION REPORT PURSUANT TO SECTION 13 OR
        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from _______________to
___________________

Commission file number 0-11503

                     CEL-SCI CORPORATION
(Exact name of registrant as specified in its charter)
         COLORADO                              84-0916344
(State or other jurisdiction of             (I.R.S. Employer
incorporation or organization)          Identification No.)

        66 Canal Center Plaza, Suite 510
       Alexandria  Virginia                      22314

(Address of principal executive offices)        (Zip Code)
Registrant's telephone number, Including area code: (703)
5495293

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:

                  Common Stock, $.OOl par value
                        (Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 20, 1996, as quoted on the NASDAQ System, was approximately $33,085,000 Shares of Common Stock held by each officer, director and principal shareholder have been excluded in that such persons may be deemed to be affiliates of the Registrant.

Documents Incorporated by Reference:    None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
As of December 17, 1996, the Registrant had 8,382,562 shares of Common Stock issued and outstanding.
                PAGE 1 OF ___ PAGES
        EXHIBIT INDEX BEGINS ON PAGE ____


                   SIGNATURES
       Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                   CEL-SCI CORPORATION
Dated: January -, 1997          By:________________________
                                   Maximilian de Clara, President

                                By:________________________
                                   Geert R. Kersten, Chief
                                   Executive Officer


Pursuant to the requirements of Section 13 of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Signature                Title                        Date
/s/ Maximilian de Clara Director and Principal
MAXIMILIAN DE CLARA    Executive Officer        January 31, 1997

/s/ Geert R. Kersten  Director , Principal
GEERT R. KERSTEN       Financial Officer
                      and Chief Executive Officer January 31, 1997

/s/ Mark V. Soresi     Director                   January 31, 1997
MARK V. SORESI

/s/ F. Donald Hudson   Director                   January 31, 1997
F. DONALD HUDSON




2388D-p.43144