Form 10-Q
period 1996-12-31
CEL SCI CORP
filed 1997-02-21
CIK 725363

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q
(Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996.

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

          Yes ____X_____                No __________

Class     of     Stock              No.    Shares
Outstanding
Date
Common                  8,555,800
February
4,1997

                                                    Page 1 of
13 pages

                      TABLE OF CONTENTS
PART I  FINANCIAL INFORMATION
Item 1.                                                Page
     Balance Sheets                                     3-4
     Statement of Operations                             5
     Statements of Cash Flow                            6-7
     Notes to Financial Statements
     8


Item 2.
           Management's       Discussion       and
Analysis
11


PART II

Item 6.
     Exhibits and Reports on Form 8-K

     12 Signatures                                      13







Item I. FINANCIAL STATEMENTS

                      CELSCI CORPORATION

             CONSOLIDATED CONDENSED BALANCE SHEETS

                            ASSETS
                          (unaudited)

                                   December 31,   September 30
                                     1996            1996
CURRENT ASSETS:
Cash and cash equivalents          $4,971,085     $3,549,810
Investments, net               4,049,932           6,498,812
Interest receivable               61,549              76,515
Prepaid expenses                 262,063             272,404
Short-term loan to
  officer/shareholder            300,000                  -
Advances to officer/
  shareholder and employees      113,208             142,973
     Total Current Assets      9,757,837          10,540,514

RESEARCH AND OFFlCE EQUIPMENT-
Less accumulated depreciation
of $926,261 and $863,899         819,358             871,983
DEPOSITS                          18,178              18,178

PATENT COSTS- less accumulated
  amortization of $364,841
  and $352,990                   442,968             447,695
                             $11,038,341         $11,878,370

See notes to condensed financial statements.
               3
                      CEL-SCI CORPORATION

             CONSOLIDATED CONDENSED BALANCE SHEETS

                          (continued)

             LIABILITIES AND STOCKHOLDERS' EQUITY

                          (unaudited)
                              December 31,   September 30
                                   1996          1996
CURRENT LIABILITIES:
Accounts payable              $ 107,806      $    274,410
Other current liabilities       500,000                -
     Total current liabilities  607,806           274,410
DEFERRED RENT                    19,638            19,638
          Total liabilities     627,444           294,048

STOCKHOLDERS' EQUITY

Preferred stock, Series A,
  $.01 par value - authorized
  3,500 shares; issued and out-
  standing, 0 and 600 shares          -                 6
Preferred stock, Series B,
  $.01 par value - authorized
  5,000 shares; issued and out-
  standing, 250 and 5,000 shares      3                50
Preferred stock, Series C,
  $.01 par value - authorized
  3,600 shares; issued and out-
  standing, 2,850 and 0 shares       28                 -

Common stock, $01 parvalue;
  authorized, 100,000,000
  shares; issued and out-
  standing, 8,521,450 and
  7,831,481 shares                85,214           78,315
Additional paid-in capital    42,017,042       41,918,036
Net unrealized loss on equity
  securities                     (15,078)         (16,078)
Dividends                        (98,968)
Deficit                      (31,577,344)     (30,396,007)
TOTAL STOCKHOLDERS'
     EQUITY                   10,410,897          11,584,322
                         $    11,038,341     $    11,878,370

See notes to condensed financial statements.

                               4


                      CEL-SCI CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (unaudited)
                                   Three Months Ended
                                        December 31,
                                        1996           1995
REVENUES:
Gross Sales                             $1,375         $   -
Interest income                         123,670        44,421
Other income                                 -         18,080
TOTAL INCOME                            125,045        62,501

EXPENSES:
Research and development                683,959     1,238,197
Depreciation and
amortization                                 74,214    71,268
General and administrative              548,209        477,888
     TOTAL OPERATING EXPENSES          1,306,382     1,787,353
EQUITY IN LOSS OF JOINT VENTURE              -         3,772
NET LOSS                           $1,181,337     $1,728,624
LOSS PER COMMON SHARE                   $   0.14  $    0.32
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                  8,153,409     5,457,431

See notes to condensed financial statements.
                               5
                      CEL-SCI CORPORATION
        CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                          (unaudited)
                                        Three Months Ended
                                             December 31,
                                        1996           1995
CASH FLOWS FROM OPERATING
 ACTIVITIES:
NET LOSS                       $ (1,181,337) $     (1,728,624)
Adjustments to reconcile net
  loss to net cash used in
  operating activities:
  Research and development
   expenses related to purchase
   of Viral Technologies, Inc.            -         536,619
  Depreciation and amortization    74,214            71,268
  Amortization of premium (discount)
   on investments                  (75,120)            -
  Equity in loss of joint venture             -   3,772
 Realized loss on sale of investments    -             -
Changes in assets and liabilities,
  net of effect from purchase
  of Viral Technologies, Inc.:
Decrease (increase) in interest receivable   14,966  (2,063)
Decrease (increase) in accounts receivable   -
Decrease (increase) in prepaid expenses     10,341  37,333
Decrease (increase) in advances          29,765    6,304
Increase (decrease) in other current
  liabilities                           500,000        -
Increase (decrease) in accounts payable (166,604) (184,417)
NET CASH USED IN OPERATING ACTIVITIES   (793,775) (1,259,808)
CASH FLOWS PROVIDED BY (USED IN)
INVESTING ACTIVITY:
Sales of investments                    2,525,000      -
Purchase of investments                      -         -
Advance to Joint Venture                     -         -
Payment on note payable             -             (80,845)
Note receivable from employee/
  shareholder                 (300,000)                -
Payments received on note
  receivable from employee/shareholder                 -
Laboratory construction  `         (8,205)             -
Purchase of research and office equipment    (1,533)
Patent costs                       (7,124)        (5,885)
NET CASH USED IN INVESTING ACTIVITY     2,208,138  (86,730)
                               6
Continued on next page
CASH FLOW, CONTINUED FROM PREVIOUS PAGE

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
 Repurchase of preferred stock     (2,850,000)
Issuance of preferred stock        2,850,000           -
Dividends paid                     (98,968)
Issuance of common stock      105,880             500,000
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                        6,912         500,000
NET (DECREASE) INCREASE IN CASH 1,421,275         (846,538)
CASH AND CASH EQUIVALENTS:
Beginning of period           3,549,810           3,886,950
End of period   $       4,971,085            $    3,040,412

SUPPLEMENTAL DISCLOSURES:
In October1995, CEL-SCI issued 159,170 shares of common stock as consideration for remaining 50% of Viral Technology, Inc.

In conjunction with this acquisition, CEL-SCI obtained net assets with a fair value of$170,000.

During the quarter ended December 31,1996, 600 shares of Series A

Preferred Stock were converted into 127,945 shares of common stock and 1,900 shares of Series B Preferred Stock were converted into 527,774 common stock.

See notes to condensed financial statements.

                                 7

                        CEL-SCI CORPORATION

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                          THREE MONTHS ENDED DECEMBER 31, 1996 AND
                          1995 (unaudited)


A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


     Basis of Presentation


     The accompanying financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission for Form 10-Q. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. The reader is referred to the Company's Financial Statements included in the registrant's Annual Report on Form 10-K for the year ended September 30, 1996. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of December 31, 1996 and the results of operations for the three-month period then ended have been made. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.

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



                        CEL-SCI CORPORATION

                  NOTES TO CONSOLIDATED CONDENSED
                       FINANCIAL STATEMENTS
             THREE MONTHS ENDED DECEMBER 31, 1996 AND
                         1995 (unaudited)
                            (continued)

B.     RELATED PARTY TRANSACTIONS

     In  October, 1996, the Company loaned $300,000 to an officer and  shareholder.  The loan carried an interest rate  of  5%
     and was due on December 31, 1996. At that time, the loan was extended and is now due March 31, 1997.


C.     STOCKHOLDERS' EQUITY

     During 1996, the Company authorized 5,000 shares of Series B Preferred Stock (Series B Stock) with a par value of $.01 per share. Holders of Series B Stock are entitled to dividends, payable quarterly if declared, at the rate of $17.50 per quarter. Dividends which are not declared will not accrue nor be cumulative. Each share of Series B Stock is convertible into shares of common stock equal in number to the amount determined by dividing $1,000 by 87% of the closing price of the Company's common stock on or after 10 days from the effective registration date of the common shares, and 85% of the closing price on or after 40 days from the effective date, with the conversion price not less than $3.60 nor more than $14.75. Dividends were declared and paid on Series B Stock during the quarter ended December 31,1997. During the quarter, 1,900 shares of Series B Stock were converted into 527,774 shares of common stock at a price of $3.60 per share of common stock. Two thousand, eight hundred fifty shares of Series B Stock were repurchased by the Company during the quarter ended December 31, 1996.

     Also during the quarter ended December 31, 1996, the Company issued 2,850 shares of Series C Preferred Stock (Series C Stock) with a par value of $.01 per share. Series C Stock is convertible into shares of the Company's common stock on the basis of one share of Series C Stock for shares of common stock equal in number to the amount determined by dividing $1,000 by 85% of the average closing price of the Company's common stock over the five-day trading period ending on the day prior to the conversion of the Series C Stock. The conversion price may not be more than $4.00. Beginning 90 days after December 17, 1996, one-half of the Series C Stock is convertible into share of the Company's common stock. All preferred shares are convertible into shares of the Company's common stock beginning 180 days after December 17, 1996 provided that, if the Company's common stock trades for more than $8.00 at any time, then all shares of the Series C Stock will thereafter be immediately convertible into shares of the Company's common stock. In addition, warrants were included with the Series C Stock. The Series A warrants entitle the holder to purchase one share of the Company's common stock at a price of $4.50 per share at any time prior to March 15, 1998. Each Series B warrant entitles the holder to purchase one share of the Company's common stock at a price of $4.50 per share at any time prior to March 15, 1999. None of the Series C Stock was converted into common stock nor were any warrants exercised before December 31, 1996.





                        CEL-SCI CORPORATION

      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                          THREE MONTHS ENDED DECEMBER 31, 1996 AND
                          1995 (unaudited)
                            (continued)


D.     NEW ACCOUNTING PRONOUNCEMENT
            In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock Based Compensation (SFAS 123), which provides an alternative to APB Opinion No. 25 in accounting for stock-based compensation issued to employees. As permitted by SFAS 123, the Company plans to continue to account for stock-based compensation in accordance with APB Opinion  No.

     25.   The  Company  will  present in  its  annual  financial

     statements the additional disclosure required by SFAS 123.

                    CEL-SCI CORPORATION

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

      The Company has had only limited revenues from operations since its inception in March 1983. The Company has relied upon proceeds realized from the public and private sale of its Common Stock and short-term borrowings to meet its funding requirements. Funds raised by the Company have been expended primarily in connection with the acquisition of an exclusive worldwide license to certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, the funding of VTI's research and development program, patent applications, the repayment of debt, the continuation of Company sponsored research and development and administrative costs, and the construction of laboratory facilities. Inasmuch as the Company does not anticipate realizing significant revenues until such time as it enters into licensing arrangements regarding the technology and know-how licensed to it or until such time it receives permission to sell its product (which could take a number of years), the Company is mostly dependent upon short-term borrowings and the proceeds from the sale of its securities to meet all of its liquidity and capital resource requirements.

      In February, 1992, the Company sold 1,035,000 Units at $15.50 per Unit in a public offering. Each unit consisted of five shares of Common Stock and five Common Stock Purchase Warrants. Ten Warrants entitle the holder to purchase one additional share of Common Stock at a price of $46.50 per share prior to February 7, 1997.
      In June and September, 1995, the Company completed private offerings whereby it sold a total of 1,150,000 units at $2.00 per unit. Each unit consisted of one share of Common Stock and one Warrant. Each Warrant entitles the holder to purchase one additional share of Common Stock at a price of $3.25 per share at any time prior to June 30, 1997. The net proceeds to the Company from these offerings, after the payment of Sales Agent's commissions and other offering expenses, were approximately $2,000,000. On November 30, 1995 the Company and the investors in these Private Offerings agreed to reduce the exercise price of the Warrants to $1.60 per share in return for the commitment on the part of the investors to exercise 312,500 Warrants ($500,000) prior to December 23, 1995 and an additional 312,500 Warrants ($500,000) prior to January 31, 1996. All of these warrants were exercised.
      During 1996, the Company issued Preferred Stock. See Footnote C, Stockholders' Equity.


Results of Operations

      Interest income during the three months ending December 31, 1996 reflects interest accrued on investments. Research and development expenses have increased due to new research on the TB vaccine, increased work to follow up on positive findings with the AIDS vaccine and the conduct of three clinical studies with cancer and AIDS patients. However, research and development expenses decreased from last year because the purchase of the remaining 50% of Viral Technologies, Inc. in October 1995, was expensed as research and development expense during the 1996 fiscal year.



                              PART II


Item 6.

     (a)    Exhibits
             No exhibits are filed with this document.

     (b)    Reports on Form 8-K
          The Company filed no reports on Form 8-K during the fiscal quarter ended December 31, 1996.


                            SIGNATURES

Pursuant  to the requirements of the Securities Exchange  Act  of

1934, the Registrant has duly caused this report to be signed  on its behalf by the undersigned thereunto duly authorized.



                                   CEL-SCI Corporation

Date:_______________,  1997                          ____________
________________
                                   Geert Kersten
                                   Chief Executive Officer*




*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.