Form 10-Q/A
period 1996-12-31
CEL SCI CORP
filed 1997-02-24
CIK 725363

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-Q/A
(Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15
(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934

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
February
4,1997

                                                    Page
1 of 13 pages
                    TABLE OF CONTENTS
PART I  FINANCIAL INFORMATION
Item 1.
Page
     Balance Sheets                                     3-
4
     Statement of Operations
5
     Statements of Cash Flow                            6-
7
     Notes to Financial Statements
     8


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

     Also during the quarter ended December 31, 1996, the Company issued 2,850 shares of Series C Preferred Stock (Series C Stock) with a par value of $.01 per share. Series C Stock is convertible into shares of the Company's common stock on the basis of one share of Series C Stock for shares of common stock equal in number to the amount determined by dividing $1,000 by 85% of the average closing price of the Company's common stock over the fiveday trading period ending on the day prior to the conversion of the Series C Stock.
     The
     conversion price may not be more than $4.00. Beginning 90 days after December 17, 1996, one-half of the Series
     C Stock is convertible into share of the Company's common stock. All preferred shares are convertible into  shares of  the Company's common stock beginning
     180 days after December 17, 1996 provided that, if the
     Company's common
     stock trades for more than $8.00 at any time, then all shares of the Series C Stock will thereafter be immediately convertible into shares of the Company's common stock. In addition, warrants were included with the Series C Stock. The Series A warrants entitle the holder to purchase one share of the Company's common stock at a price of $4.50 per share at any time prior to
     March  15, 1998.     Each Series B warrant  entitles  the
     holder  to
     purchase one share of the Company's common stock at a price of $4.50 per share at any time prior to March 15,
     1999.   None of the Series C Stock was converted into
     common
    stock  nor  were any warrants exercised before December

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

                    CEL-SCI CORPORATION

Item 2.   MANAGEMENT'S DISCUSSION AND
ANALYSIS
Liquidity and Capital Resources
      The  Company has had only
limited revenues from  operations
since  its inception in March 1983.
The Company has relied  upon proceeds
realized from the public and private
sale of its  Common Stock and short-
term borrowings to meet its funding
requirements. Funds  raised  by  the
Company have been expended  primarily
in connection with the acquisition of
an exclusive worldwide license to
certain  patented and unpatented
proprietary  technology  and know-how
relating to the human immunological
defense system,  the funding  of
VTI's  research  and  development
program,   patent applications, the
repayment of debt, the continuation of
Company sponsored research and
development and administrative costs,
and the  construction  of  laboratory
facilities.                   Inasmuch
as  the
Company does not anticipate realizing
significant revenues  until such time
as it enters into licensing
arrangements regarding  the technology
and  know-how licensed to it or until
such  time  it receives  permission
to sell its product  (which  could
take  a number of years), the Company
is mostly dependent upon short-term
borrowings  and the proceeds from the
sale of its  securities  to meet all
of its liquidity and capital resource
requirements.

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

              SIGNATURES

Pursuant  to the requirements of the

Securities Exchange  Act  of 1934, the

Registrant has duly caused this report

to be signed  on its behalf by the

undersigned thereunto duly authorized.









                                   CEL
SCI Corporation
Date:2/14,  1997              /s/Geert
Kersten

Geert Kersten

Chief Executive Officer*




*Also signing in the capacity of the
Chief Accounting Officer and Principal
Financial Officer.