Form 10-Q
period 1997-03-31
CEL SCI CORP
filed 1997-05-19
CIK 725363

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                               FORM 10-Q
(Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997.

                                  OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ___________.
Commission File Number 0-11503

                          CEL-SCI CORPORATION

Colorado                                         84-0916344
____________________                      _____________________
State or other jurisdiction                  (IRS) Employer
     incorporation                        Identification Number

                   66 Canal Center Plaza, Suite 510
                      Alexandria, Virginia  22314
                     _____________________________
                Address of principal executive offices
                            (703)  549-5293
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
                    Yes ____X_____                     No __________

Class of  Stock          No. Shares Outstanding        Date
Common                   9,995,318                     May 19,1997

                              Page 1 of ___ pages

                           TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1.                                                     Page

     Balance Sheets                                          3-4
     Statement of Operations                                 5-6
     Statements of Cash Flow                                 7-8
     Notes to Financial Statements                            9

Item 2.
     Management's Discussion and Analysis                    12

PART II

Item 6.
     Exhibits and Reports on Form 8-K                        13
     Signatures                                              14

Item 1. FINANCIAL STATEMENTS

                          CEL-SCI CORPORATION
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                                ASSETS
                              (unaudited)

                                        March 31,      September 30,
                                           1997             1996
CURRENT ASSETS:

 Cash and cash equivalents               $ 3,725,067    $3,549,810
 Investments, net                          3,062,004     6,498,812
 Accounts receivable                             688
 Interest receivable                          94,313        76,515
 Prepaid expenses                            430,184       272,404
 Short-term loan to officer/shareholder      300,000            --
 Advances to officer/shareholder
 and employees                                 6,680       142,973

          Total Current Assets            7,618,936    10,540,514

RESEARCH AND OFFICE EQUIPMENT-
 Less accumulated depreciation
 of $995,279 and $863,899                   903,739       871,983

DEPOSITS                                     18,178        18,178

PATENT COSTS- less accumulated
amortization of $376,928 and $352,990       452,947       447,695

                                        $ 8,993,800   $11,878,370

See notes to condensed financial statements.

                          CEL-SCI CORPORATION
                 CONSOLIDATED CONDENSED BALANCE SHEETS

                 LIABILITIES AND STOCKHOLDERS' EQUITY
                              (unaudited)

                                        March 31,      September 30,
                                          1997            1996
CURRENT LIABILITIES:
Accounts payable                        $ 123,525      $  274,410
Other current liabilities                      --              --
          Total current liabilities       123,525         274,410

DEFERRED RENT                              19,638          19,638
     Total liabilities                    143,163         294,048

STOCKHOLDERS' EQUITY

Preferred stock, Series A, $.01
  par value - authorized 3,500
  shares; issued and outstanding,
  0 and 600 shares                             --              6
Preferred stock, Series B, $.01
  par value - authorized 5,000
  shares; issued and outstanding,
  250 and 5,000 shares                          3             50
Preferred stock, Series C, $.01
  par value - authorized  3,600
  shares; issued and outstanding,
  2,350 and 0 shares                           23             --

Common stock, $01 par value; author-
  ized, 100,000,000 shares; issued
  and outstanding, 9,485,478 and
  7,831,481 shares                         94,855         78,315
Additional paid-in capital             44,022,926     41,918,036
Net unrealized loss on equity
  securities                              (27,628)       (16,078)
Dividends                                (103,963)
Deficit                               (35,135,579)   (30,396,007)

TOTAL STOCKHOLDERS'
     EQUITY                             8,850,637     11,584,322

                                      $ 8,993,800    $11,878,370

See notes to condensed financial statements.

                          CEL-SCI CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (unaudited)

                                             Six Months Ended
                                                  March 31,
                                             1997           1996
REVENUES:
 Interest income                              $ 223,222      $ 84,914
 Other income                                     3,438        25,406

TOTAL INCOME                                    226,660       110,320

EXPENSES:
 Research and development                     3,672,943     1,750,694
 Depreciation and
 amortization                                   155,319       139,962
 General and administrative                   1,137,970     1,219,719

          TOTAL OPERATING EXPENSES            4,966,232     3,110,375

EQUITY IN LOSS OF JOINT VENTURE                      --        (3,772)

                                              4,966,232     3,114,147

NET LOSS                                     $4,739,572   $ 3,003,827

LOSS PER COMMON SHARE                        $     0.56   $      0.52
WElGHTED AVERAGE COMMON
  SHARES OUTSTANDING                          8,497,139     5,825,011

See notes to condensed financial statements.

                          CEL-SCI CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                              (unaudited)

                                             Three Months Ended
                                                  March 31,
                                             1997           1996
REVENUES:
 Interest Income                              $ 99,552       $ 40,493
 Other Income                                    2,063          7,326

TOTAL INCOME                                   101,615         47,819

EXPENSES:
 Research and development                    2,988,983        512,497
 Depreciation and
   amortization                                 81,105         68,694
 General and administrative                    589,761        741,831
     TOTAL OPERATING EXPENSES                3,659,849      1,323,022

EQUITY lN LOSS OF JOINT VENTURE                    --             --

                                            3,659,849      1,323,022

NET LOSS                                  $ 3,558,234    $ 1,275,203

LOSS PER COMMON SHARE                     $      0.40    $      0.21
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                          8,848,507      6,196,630

See notes to condensed financial statements.

                          CEL-SCI CORPORATION
            CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                              (unaudited)

                                             Six Months Ended
                                                  March 31,
                                        1997                     1996
CASH FLOWS FROM OPERATING
ACTIVITIES:
NET LOSS                                $(4,739,572)      $(3,003,827)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Research and development expenses re-
   lated to purchase of Viral Technol-
   ogies Inc                                     --          515,617
 Depreciation and amortization              155,319            139,962
 Amortization of premium (discount) on
   investments                             (113,192)                --
 Equity in loss of joint venture                 --              3,772
 Unrealized loss on sale of investments     (11,550)                --
Changes in assets and liabilities, net
  of effect from purchase of Viral
  Technologies, Inc.:
Decrease (increase) in interest receivable (17,798)           (22,530)
Decrease (increase) in accounts receivable    (688)                --
Decrease (increase) in prepaid expenses   (157,781)            98,483
Decrease (increase) in advances            136,293           (121,409)
Increase (decrease) in other current
  liabilities                                   --                 --
Increase (decrease) in accounts payable   (150,885)          (190,701)
NET CASH USED IN OPERATING ACTIVITIE    (4,899,854)        (2,580,633)
CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITY:
Sales of investments                     3,550,000                 --
Purchase of investments                         --                 --
Payment on note payable                         --           (121,690)
Note receivable from employee/shareholder (300,000)                --
Laboratory construction                   (113,837)                --
Purchase of research and office equipment  (49,299)            (2,907)
Patent costs                               (29,191)           (11,651)
NET CASH USED IN INVESTING ACTIVITY      3,057,673           (136,248)

Continued on next page

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                       CONTINUED FROM PREVIOUS PAGE

CASH FLOWS PROVIDED BY (USED IN) FINANCING
  ACTIVITIES:
 Repurchase of preferred stock      (2,850,000)               --
 Issuance of preferred stock         2,850,000                --
 Issuance of convertible debenture          --         1,250,000
 Dividends paid                       (103,963)               --
 Issuance of common stock            2,121,401         1,383,717
NET CASH PROVIDED BY FINANCING
  ACTIVITIES                         2,017,438         2,633,717

NET (DECREASE) INCREASE IN CASH        175,257           (83,164)

CASH AND CASH EQUIVALENTS:
 Beginning of period                 3,549,810         3,886,950

 End of period                      $3,725,067       $ 3,803,786

SUPPLEMENTAL DISCLOSURES:

In October 1995, CEL-SCI issued 159,170 shares of common stock as consideration for the purchase of the remaining 50% of Viral Tech-nology, Inc. In conjunction with this acquisition, CEL-SCI obtained net assets with a fair value of $170,000.

During the quarter ended December 31, 1996, 600 shares of Series
A Preferred Stock were converted into 127,945 shares of common stock and 1,900 shares of Series B Preferred Stock were converted into 527,774 shares of common stock.

See notes to condensed financial statements.

                       CEL-SCI CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                           (unaudited)

A.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission for Form 10-Q. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. The reader is referred to the Company's Financial Statements included in the registrant's Annual Report on Form 10-K for the year ended September 30, 1996. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of March 31, 1997 and the results of operations for the six-month period then ended have been made. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.

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

                      CEL-SCI CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                           (unaudited)
                           (continued)

Long-lived Assets

Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" is effective for financial statements for fiscal years beginning after December 15, 1995. It is the Company's opinion that the adoption of the statement would have no material effect on its Financial Statements.

B.   RELATED PARTY TRANSACTIONS

In October, 1996, the Company loaned $300,000 to an officer and shareholder. The loan carried an interest rate of 5% and was due on December 31, 1996. At that time, the loan was extended and is now due July 30, 1997.

C.   STOCKHOLDERS' EQUITY

During 1996, the Company sold 5,000 shares of Series B Preferred Stock (Series B Stock) for $1,000 per share. Holders of Series B Stock are entitled to dividends, payable quarterly if declared, at the rate of $17.50 per quarter. Dividends which are not declared will not accrue nor be cumulative. Each share of Series B Stock is convertible into shares of common stock equal in number to the amount determined by dividing $1,000 by 87% of the closing price of the Company's common stock on or after 10 days from the effective registration date of the common shares, and 85% of the closing price on or after 40 days from the effective date, with the conversion price not less than $3.60 nor more than $14.75. Dividends were declared and paid on Series B Stock during the quarter ended December 31, 1996. During the quarter ending December 31, 1996, 1,900 shares of Series B Stock were converted into 527,774 shares of common stock at a conversion price of $3.60 per share. Two thousand, eight hundred fifty shares of Series B Stock were repurchased by the Company during the quarter ended December 31, 1996.

During the quarter ended December 31, 1996, the Company sold
2,850 shares of Series C Preferred Stock (Series C Stock) for
$1,000 per share.  The Series C Preferred Stock is convertible

                       CEL-SCI CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                           (unaudited)
                           (continued)

into shares of the Company's common stock on the basis of one share of Series C Stock for shares of common stock equal in number to the amount determined by dividing $1,000 by 85% of the average closing price of the Company's common stock over the five-day trading period ending on the day prior to the conversion of the Series C Preferred Stock. The conversion price may not be more than $4.00. Beginning 90 days after December 17, 1996, one-half of the Series C Stock is convertible into shares of the Company's common stock. All preferred shares are convertible into shares of the Company's common stock beginning 180 days after December 17, 1996 provided that, if the Company's common stock trades for more than $8.00 at any time, then all shares of the Series C Stock will thereafter be immediately convertible into shares of the Company's common stock. In addition, 379,796 Series A warrants and 379,763 Series B warrants were sold with the Series C Stock. Each Series A warrant entitles the holder to purchase one share of the Company's common stock at a price of $4.50 per share at any time prior to March 15, 1998. Each Series B warrant entitles the holder to purchase one share of the Company's common stock at a price of $4.50 per share at any time prior to March 15, 1999. Five hundred shares of the Series C stock were converted into 125,000 shares of common stock during the quarter ended March 31, 1997.

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

E.   PURCHASE OF RIGHTS TO MULTIKINE

         On March 10, 1997, the Company announced that it had purchased from Sittona Company, B.V., Netherlands, all rights to its Multikine technology, including all patents and trade

                       CEL-SCI CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                           (unaudited)
                           (continued)

secrets. The previous agreement with Sittona required Cel-Sci to pay a 10% royalty on sales and a 15% royalty on sublicenses for the use of the technology, knowhow and trade secrets. The
Company purchased these rights with $500,000 in cash and 751,678 shares of its common stock. This purchase was expensed as research and development expense.

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

     Effective June 1, 1997, the exercise price of the publicly held warrants, will be lowered from $15.00 to $6.00. In addition, the Company has changed the terms of the warrants such that only 5 warrants are required to purchase one share.
Previously ten warrants had been required.

During 1996, the Company issued Preferred Stock.
See Footnote C, Stockholders' Equity.

                       CEL-SCI CORPORATION
      NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
            SIX MONTHS ENDED MARCH 31, 1997 AND 1996
                           (unaudited)
                           (continued)

Results of Operations

     Interest income during the six months ending March 31, 1997 reflects interest accrued on investments. Research and development expenses have increased due to the beginning of new clinical studies with cancer and AIDS patients. Research and development expenses also increased due to the purchase of the Multikine rights from the Sittona Company, which was expensed as research and development expense.

                             PART II
Item 6.

     (a)  Exhibits
          No exhibits are filed with this document.

     (b)  Reports on Form 8-K

          The Company filed no reports on Form 8-K during the fiscal quarter ended March 31, 1997.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CEL-SCI Corporation

Date:_______________,  1997        _____________________
                                   Geert Kersten
                                   Chief Executive Officer*

*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.