Form 10-Q
period 1997-06-30
CEL SCI CORP
filed 1997-08-14
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION


          Colorado                                          84-0916344
----------------------------                        ----------------------------
  State or other jurisdiction                           (IRS) Employer
      incorporation                                  Identification Number

                        66 Canal Center Plaza, Suite 510
                           Alexandria, Virginia 22314
                          -----------------------------
                     Address of principal executive offices

                                 (703) 549-5293
                          -----------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

                  Yes ____X_____                              No __________

Class of Stock        No. Shares Outstanding                    Date
--------------        ----------------------                    ----
Common                     10,389,194                         August 14,1997

                                                      Page 1 of 14 pages

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1.                                                                 Page
                                                                        ----
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

Item 1. FINANCIAL STATEMENTS




                              CEL-SCI CORPORATION
                             -------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            ------------------------

                                     ASSETS
                                  (unaudited)

                                                           June 30,            September 30,
                                                            1997                    1996
                                                     --------------------   --------------------
 CURRENT ASSETS:

   Cash and cash equivalents                                  $3,401,150             $3,549,810
   Investments, net                                            1,994,914              6,498,812
   Accounts receivable                                                 -
   Interest receivable                                            72,376                 76,515
   Prepaid expenses                                              576,510                272,404
   Short-term loan to officer/shareholder                        281,900                      -
   Advances to officer/shareholder
     and employees                                                 8,172                142,973
                                                     --------------------   --------------------

                                Total Current Assets           6,335,022             10,540,514

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation
   of $1,064,297 and $863,899                                    853,042                871,983

 DEPOSITS                                                         18,178                 18,178

 PATENT COSTS- less accumulated
     amortization of
     $389,132 and $352,990                                       457,404                447,695
                                                     --------------------   --------------------
                                                              $7,663,646            $11,878,370
                                                     ====================   ====================


                  See notes to condensed financial statements.

                              CEL-SCI CORPORATION
                              -------------------
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                            ------------------------
                                  (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (unaudited)


                                                           June 30,            September 30,
                                                            1997                    1996
                                                     --------------------   --------------------
 CURRENT LIABILITIES:
   Accounts payable                                             $281,254               $274,410
   Other current liabilities                                      25,498                      -
                                                     --------------------   --------------------
        Total current liabilities                                306,752                274,410

 DEFERRED RENT                                                    19,638                 19,638
                                                     --------------------   --------------------
        Total liabilities                                        326,390                294,048

 STOCKHOLDERS' EQUITY

   Preferred stock, Series A, $.01 par value -
authorized
     3,500 shares; issued and outstanding, 0 and                       -                      6
600 shares
   Preferred stock, Series B, $.01 par value -
authorized
     5,000 shares; issued and outstanding, 0 and                       -                     50
5,000 shares
   Preferred stock, Series C, $.01 par value -
authorized
      3,600 shares; issued and outstanding, 0  and                     -                      -
0 shares

   Common stock, $.01 par value; authorized,
100,000,000
     shares; issued and outstanding, 10,389,191 and
     7,831,481 shares                                            103,892                 78,315
   Additional paid-in capital                                 44,194,118             41,918,036
   Net unrealized loss on equity securities                      (2,555)               (16,078)
   Dividends                                                   (108,957)
   Deficit                                                  (36,849,242)           (30,396,007)
                                                     --------------------   --------------------

     TOTAL STOCKHOLDERS'
       EQUITY                                                  7,337,256             11,584,322
                                                     --------------------   --------------------

                                                              $7,663,646            $11,878,370
                                                     ====================   ====================


                  See notes to condensed financial statements.

                              CEL-SCI CORPORATION
                              -------------------
                                 CONSOLIDATED
                       CONDENSED STATEMENTS OF OPERATIONS
                       ---------------------------------
                                  (unaudited)


                                                                   Nine Months Ended
                                                                       June 30,
                                                            1997                   1996
                                                     --------------------   --------------------
 REVENUES:

   Interest income                                              $316,159               $136,651
   Other income                                                   62,105                 51,605
                                                     --------------------   --------------------

   TOTAL INCOME                                                  378,264                188,256

 EXPENSES:
   Research and development                                    4,795,504              2,350,600
   Depreciation and
     amortization                                                236,541                208,912
   General and administrative                                  1,799,454              2,113,884
                                                     --------------------   --------------------

     TOTAL OPERATING EXPENSES                                  6,831,499              4,673,396
                                                     --------------------   --------------------
 EQUITY IN LOSS OF JOINT VENTURE                                       -                (3,772)
                                                     --------------------   --------------------
                                                               6,831,499              4,677,168
                                                     --------------------   --------------------
 NET LOSS                                                     $6,453,235             $4,488,912
                                                     ====================   ====================
 LOSS PER COMMON SHARE                                             $0.72                  $0.74
                                                     ====================   ====================
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                          8,970,583              6,086,492
                                                     ====================   ====================


                  See notes to condensed financial statements.

                              CEL-SCI CORPORATION
                              -------------------
                                  CONSOLIDATED
                       CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                  (unaudited)

                                                                   Three Months Ended
                                                                        June 30,
                                                              1997                   1996
                                                     --------------------   --------------------
 REVENUES:

   Interest Income                                               $92,937                $51,737
   Other Income                                                   58,667                 44,280
                                                     --------------------   --------------------
     TOTAL INCOME                                                151,604                 96,017

 EXPENSES:
   Research and development                                    1,122,561                617,987
   Depreciation and
     amortization                                                 81,222                 68,950
   General and administrative                                    661,484                894,165
                                                      --------------------   --------------------
     TOTAL OPERATING EXPENSES                                  1,865,267              1,581,102

   EQUITY IN LOSS OF JOINT VENTURE                                     -                      -
                                                     --------------------   --------------------

                                                               1,865,267              1,581,102
                                                     --------------------   --------------------

 NET LOSS                                                     $1,713,663             $1,485,085
                                                     ====================   ====================

 LOSS PER COMMON SHARE                                             $0.17                  $0.22
                                                     ====================   ====================
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                          9,917,471              6,612,293
                                                     ====================   ====================


                  See notes to condensed financial statements.

                              CEL-SCI CORPORATION
                              -------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                       ---------------------------------
                                  (unaudited)

                                                                    Nine Months Ended
                                                                       June 30,
                                                            1997                   1996
                                                     --------------------   --------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
NET LOSS                                                    $(6,453,235)           $(4,488,912)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Research and development expenses related to
stock portion of purchase
    of Cell-Med                                                  150,000
  Research and development expenses related to
stock portion of purchase
    of Multikine rights from Sittona                           1,747,651
  Research and development expenses related to
    purchase of Viral Technologies, Inc.                               -                515,617
  Depreciation and amortization                                  236,541                208,912
  Amortization of premium (discount) on investments             (166,102)                     -
  Equity in loss of joint venture                                      -                  3,772
  Unrealized loss on sale of investments                          13,523                      -
Changes in assets and liabilities, net of effect
from purchase
    of Viral Technologies, Inc.:
  Decrease (increase) in interest receivable                       4,139                (11,325)
  Decrease (increase) in accounts receivable                           -                (46,342)
  Decrease (increase) in prepaid expenses                       (304,106)                73,362
  Decrease (increase) in advances                                134,801               (116,488)
  Increase (decrease) in other current liabilities                25,498                      -
  Increase (decrease) in accounts payable                          6,844               (136,176)
                                                     --------------------   --------------------
NET CASH USED IN OPERATING ACTIVITIES                         (4,604,446)            (3,997,580)
                                                     --------------------   --------------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITY:
  Sales of investments                                         5,620,000                      -
  Purchase of investments                                       (950,000)                     -
  Payment on note payable                                              -               (182,534)
  Note receivable from employee/shareholder                     (300,000)              (114,800)
  Payment on note receivable from                                 18,100                 28,700
employee/shareholder
  Laboratory construction                                       (115,790)                     -
  Purchase of research and office equipment                      (65,667)               (17,808)
  Patent costs                                                   (45,851)               (30,800)
                                                     --------------------   --------------------
NET CASH USED IN INVESTING ACTIVITY                            4,160,792               (317,242)
                                                     --------------------   --------------------


                                        7
                             Continued on next page

                     CASH FLOW, CONTINUED FROM PREVIOUS PAGE

CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES:
  Repurchase of preferred stock                                        -                      -
  Issuance of preferred stock                                          -              3,325,000
  Issuance of convertible debenture                                    -              1,250,000
  Dividends paid                                               (108,957)                      -
  Issuance of common stock                                       403,951              2,499,129
                                                     --------------------   --------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                        294,994              7,074,129
                                                     --------------------   --------------------
NET (DECREASE) INCREASE IN CASH                                (148,660)              2,759,307

CASH AND CASH EQUIVALENTS:
  Beginning of period                                          3,549,810              3,886,950
                                                     --------------------   --------------------

  End of period                                               $3,401,150             $6,646,257
                                                     ====================   ====================


SUPPLEMENTAL DISCLOSURES:

In October 1995, CEL-SCI issued 159,170 shares of common stock as consideration for the purchase of the remaining 50% of Viral Technology, Inc. In conjunction with this acquisition, CEL-SCI obtained net assets with a fair value of $170,000.

During the quarter ended December 31, 1996, 600 shares of Series A Preferred Stock were converted into 127,945 shares of common stock and 1,900 shares of Series B Preferred Stock were converted into 527,774 shares of common stock. During the quarter ended March 31, 1997, 500 shares of Series C Preferred Stock were converted into 125,000 shares of common stock. During the quarter ended June 30, 1997, 250 shares of Series B Preferred Stock was converted into 69,444 shares of common stock and 2,350 shares of Series C Preferred Stock were converted into 790,271 shares of common stock.

In March 1997, CEL-SCI issued 751,678 shares of common stock as consideration for the purchase of the rights to its Multikine technology. In addition, the Company paid $500,000 in cash for the rights, included in research and development expense.

In April 1997, CEL-SCI issued 33,378 shares of common stock to Cell-Med as a milestone payment for the company's heteroconjugate technology. CEL-SCI also paid $50,000 in cash for Cell-Med, included in research and development expense.


                  See notes to condensed financial statements.

                               CEL-SCI CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (unaudited)

A.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Basis of Presentation

          The accompanying financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission for Form 10-Q. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. The reader is referred to the Company's Financial Statements included in the registrant's Annual Report on Form 10-K for the year ended September 30, 1996. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of June 30, 1997 and the results of operations for the nine-month period then ended have been made. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.

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

                               CEL-SCI CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (unaudited)
                                   (continued)

B.        RELATED PARTY TRANSACTIONS

          In October, 1996, the Company loaned $300,000 to an officer and shareholder. The loan carried an interest rate of 5% and was due on December 31, 1996. At that time, the loan was extended and the balance is now due September 30, 1997. Payments have been made on the note and the balance on June 30, 1997 is $281,900.


C.        STOCKHOLDERS' EQUITY

          During 1996, the Company sold 5,000 shares of Series B Preferred Stock (Series B Stock) for $1,000 per share. Holders of Series B Stock are entitled to dividends, payable quarterly if declared, at the rate of $17.50 per quarter. Dividends which are not declared will not accrue nor be cumulative. Each share of Series B Stock is convertible into shares of common stock equal in number to the amount determined by dividing $1,000 by 87% of the closing price of the Company's common stock on or after 10 days from the effective registration date of the common shares, and 85% of the closing price on or after 40 days from the effective date, with the conversion price not less than $3.60 nor more than $14.75. Dividends were declared and paid on Series B Stock during the quarter ended December 31,1996. During the quarter ending December 31, 1996, 1,900 shares of Series B Stock were converted into 527,774 shares of common stock at a price of $3.60 per share of common stock. During the quarter ended December 31, 1996, 2,850 shares of Series B Stock were repurchased by the Company. During the quarter ended June 30, 1997 the remaining 250 shares of the Series B Preferred Stock were converted into 69,444 shares of the Company's common stock..

          During the quarter ended December 31, 1996, the Company sold 2,850 shares of Series C Preferred Stock (Series C Stock) for $1,000 per share. Series C Stock is convertible into shares of the Company's common stock on the basis of one share of Series C Stock for shares of common stock equal in number to the amount determined by dividing $1,000 by 85% of the average closing price of the Company's common stock over the five-day trading period ending on the day prior to the conversion of the Series C Stock. The conversion price may not be more than $4.00. Beginning 90 days after December 17, 1996, one-half of the Series C Stock is convertible into shares of the Company's common stock. All preferred shares are convertible into shares of the Company's common stock beginning 180 days after December 17, 1996 provided that, if the Company's common stock trades for more than $8.00 at any time, then all shares of the Series C Stock will thereafter be immediately convertible into shares of the Company's common stock. In addition, 379,796 Series A warrants and 379,763
          Series B warrants were sold with the Series C Stock. The Series A warrants entitle the holder to purchase one share of the Company's common stock at a price of $4.50 per share at any time prior to March 15, 1998. Each Series B warrant entitles the holder to purchase one share of the Company's common stock at a price of $4.50 per share at any time prior to March 15, 1999. As of June 30, 1997, all shares of the Series C Preferred Stock have been converted into shares of

                               CEL-SCI CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 1997 AND 1996

                                   (unaudited)
                                   (continued)

          common stock.


D.        NEW ACCOUNTING PRONOUNCEMENTS

               In October 1995, the Financial Accounting Standards Board issued Statement No. 123, Accounting for Stock Based Compensation (SFAS 123), which provides an alternative to APB Opinion No. 25 in accounting for stock-based compensation issued to employees. As permitted by SFAS 123, the Company plans to continue to account for stock-based compensation in accordance with APB Opinion No. 25. The Company will present in its annual financial statements the additional disclosure required by SFAS 123. As of June 30, 1997, there are 140,000 options outstanding to non-employees ranging in exercise price from $3.50 to $3.94. All of these options were granted in April, 1997.

               In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share (SFAS 128), which establishes standards for computing and presenting earnings per share. Because the Company has a loss from continuing operations, potential exercise of warrants and options would have an antidilutive effect, and are therefore not included in the earnings per share calculation.



E.        PURCHASE OF RIGHTS TO MULTIKINETE

               On March 10, 1997, the Company purchased from Sittona Company, B.V., Netherlands, all rights to its Multikine technology, including all patents and trade secrets. The previous agreement with Sittona required Cel-Sci to pay a 10% royalty on sales and a 15% royalty on sublicenses for the use of the technology, know-how and trade secrets. The Company purchased these rights with $500,000 in cash and 751,678 shares of its common stock. This purchase was expensed as research and development expense.


F.       PURCHASE OF HETEROCONJUGATE TECHNOLOGY

               In April 1997, the Company purchased the rights to Cell-Med's heteroconjugate technology. To date, the milestone payments include $50,000 in cash and 33,378 shares of the Company's common stock. This purchase was expensed as research and development expense.

                               CEL-SCI CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

     The Company has had only limited revenues from operations since its inception in March 1983. The Company has relied upon proceeds realized from the public and private sale of its Common Stock and short-term borrowings to meet its funding requirements. Funds raised by the Company have been expended primarily in  connection  with the  acquisition  of exclusive  rights to certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, the funding of VTI's research and development program, patent applications, the repayment of debt, the continuation of Company-sponsored research and development and administrative costs, and the construction of laboratory facilities. Inasmuch as the Company does not anticipate realizing significant revenues until such time as it enters into licensing arrangements regarding its technology and know-how or until such time it receives permission to sell its product (which could take a number of years), the Company is mostly dependent upon short-term borrowings and the proceeds from the sale of its securities to meet all of its liquidity and capital resource requirements.

     Effective June 1, 1997, the exercise price of the publicly held warrants, was lowered from $15.00 to $6.00. In addition, the Company changed the terms of the conversion such that only 5 warrants are required to purchase one share. Previously ten warrants had been required.

     During  1996,  the  Company  issued   Preferred   Stock.  See  Footnote  C,
Stockholders' Equity.


Results of Operations

     Interest  income  during the nine  months  ending  June 30,  1997  reflects interest accrued on investments. Research and development expenses have increased due to the beginning of new clinical studies with cancer and AIDS patients. Research and development expenses also increased due to the purchase of the Multikine rights from the Sittona Company, which was expensed as research and development expense.

                                     PART II


Item 6.

          (a)  Exhibits

                    No exhibits are filed with this document.

          (b)  Reports on Form 8-K

                    The Company filed no reports on Form 8-K during the fiscal quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                    CEL-SCI Corporation



Date: August 14, 1997                               /s/Geert Kersten
                                                    ...........................
                                                    Geert Kersten
                                                    Chief Executive Officer*




*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.