Form 10-Q/A
period 1997-06-30
CEL SCI CORP
filed 1997-09-11
CIK 725363

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

Class of Stock              No. Shares Outstanding                 Date
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

Item 1.   FINANCIAL STATEMENTS




                           CEL-SCI CORPORATION

                           -------------------

                  CONSOLIDATED CONDENSED BALANCE SHEETS

                        ------------------------

                                 ASSETS
                               (unaudited)


                                       June 30,          September 30,
                                          1997                1996
                                      -----------------   -----------------
CURRENT ASSETS:
   Cash and cash equivalents              $3,401,150          $3,549,810
   Investments, net                        1,994,914           6,498,812
   Accounts receivable                            -
   Interest receivable                        72,376              76,515
   Prepaid expenses                          576,510             272,404
   Short-term loan to officer/shareholder    281,900                   -
   Advances to officer/shareholder
     and employees                             8,172             142,973
                                      -----------------   -----------------

               Total Current Assets        6,335,022          10,540,514

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation
   of $1,064,297 and $863,899                853,042             871,983

 DEPOSITS                                     18,178              18,178

 PATENT COSTS- less accumulated
     amortization of
     $389,132 and $352,990                   457,404             447,695
                                      -----------------   -----------------
                                          $7,663,646         $11,878,370
                                      =================   =================


                See notes to condensed financial statements.

                           CEL-SCI CORPORATION

                           -------------------

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                        ------------------------

                               (continued)


LIABILITIES AND STOCKHOLDERS' EQUITY

(unaudited)

                                              June 30,          September 30,
                                                 1997                1996
                                           -----------------   -----------------
 CURRENT LIABILITIES:
   Accounts payable                            $281,254            $274,410
   Other current liabilities                     25,498                   -
                                           -----------------   -----------------
        Total current liabilities               306,752             274,410

 DEFERRED RENT                                   19,638              19,638
                                           -----------------   -----------------
        Total liabilities                       326,390             294,048

 STOCKHOLDERS' EQUITY

 Preferred stock, Series A, $.01 par
  value - authorized 3,500 shares;
  issued and outstanding, 0 and 600 shares           -                   6

 Preferred stock, Series B, $.01 par
  value - authorized 5,000 shares;
  issued and outstanding, 0 and 5,000 shares         -                  50

 Preferred stock, Series C, $.01 par
  value - authorized 3,600 shares;
  issued and outstanding, 0 and 0 shares             -                   -


 Common stock, $.01 par value; authorized,
  100,000,000 shares; issued and outstanding,
  10,389,191 and 7,831,481 shares               103,892              78,315

 Additional paid-in capital                  44,194,118          41,918,036
 Net unrealized loss on equity securities        (2,555)            (16,078)
 Dividends                                     (108,957)
 Deficit                                    (36,849,242)        (30,396,007)
                                           -----------------   -----------------

     TOTAL STOCKHOLDERS'
       EQUITY                                 7,337,256          11,584,322
                                           -----------------   -----------------

                                             $7,663,646         $11,878,370
                                           =================   =================

                See notes to condensed financial statements.

                           CEL-SCI CORPORATION

                           -------------------
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                    ---------------------------------

                              (unaudited)
                                                       Nine Months Ended
                                                           June 30,
                                                 1997                1996
                                           -----------------   -----------------

 REVENUES:

   Interest income                                 $316,159            $136,651
   Other income                                      62,105              51,605
                                           -----------------   -----------------

   TOTAL INCOME                                     378,264             188,256

 EXPENSES:
   Research and development                       4,795,504           2,350,600
   Depreciation and
     amortization                                   236,541             208,912
   General and administrative                     1,799,454           2,113,884
                                           -----------------   -----------------

     TOTAL OPERATING EXPENSES                     6,831,499           4,673,396
                                           -----------------   -----------------

 EQUITY IN LOSS OF JOINT VENTURE                          -             (3,772)
                                           -----------------   -----------------

                                                  6,831,499           4,677,168
                                           -----------------   -----------------

 NET LOSS                                        $6,453,235          $4,488,912
                                           =================   =================

 LOSS PER COMMON SHARE                                $0.72               $0.74
                                           =================   =================
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                             8,970,583           6,086,492
                                           =================   =================

                See notes to condensed financial statements.

                               CEL-SCI CORPORATION

                            -------------------

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                     ----------------------------------

                                   (unaudited)

                                                   Three Months Ended
                                                         June 30,
                                                 1997                1996
                                           -----------------   -----------------

 REVENUES:

   Interest Income                                  $92,937             $51,737
   Other Income                                      58,667              44,280


                                           -----------------   -----------------
     TOTAL INCOME                                   151,604              96,017
 EXPENSES:
   Research and development                       1,122,561             617,987
   Depreciation and
     amortization                                    81,222              68,950
   General and administrative                       661,484             894,165

                                           -----------------   -----------------
     TOTAL OPERATING EXPENSES                     1,865,267           1,581,102


   EQUITY IN LOSS OF JOINT VENTURE                        -                   -
                                           -----------------   -----------------


                                                  1,865,267           1,581,102
                                           -----------------   -----------------



                                           =================   =================



 LOSS PER COMMON SHARE                                $0.17               $0.22
                                           =================   =================
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                             9,917,471           6,612,293
                                           =================   =================

                See notes to condensed financial statements.

                              CEL-SCI CORPORATION

                              -------------------

                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

                        ---------------------------------

                                  (unaudited)

                                                    Nine Months Ended
                                                          June 30,
                                                 1997                1996
                                           -----------------   -----------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
NET LOSS                                        $(6,453,235)        $(4,488,912)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Research and development expenses related to
stock portion of purchase
    of Cell-Med                                     150,000
  Research and development expenses related to
stock portion of purchase
    of Multikine rights from Sittona              1,747,651
  Research and development expenses related to
    purchase of Viral Technologies, Inc.                  -             515,617
  Depreciation and amortization                     236,541             208,912
  Amortization of premium (discount) on            (166,102)                  -
investments
  Equity in loss of joint venture                         -               3,772
  Unrealized loss on sale of investments             13,523                   -
Changes in assets and liabilities, net of
effect from purchase
    of Viral Technologies, Inc.:
  Decrease (increase) in interest receivable          4,139             (11,325)
  Decrease (increase) in accounts receivable              -             (46,342)
  Decrease (increase) in prepaid expenses          (304,106)             73,362
  Decrease (increase) in advances                   134,801            (116,488)
  Increase (decrease) in other current               25,498                   -
liabilities
  Increase (decrease) in accounts payable             6,844            (136,176)
                                           -----------------   -----------------
NET CASH USED IN OPERATING ACTIVITIES            (4,604,446)         (3,997,580)
                                           -----------------   -----------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
ACTIVITY:
  Sales of investments                            5,620,000                   -
  Purchase of investments                          (950,000)                  -
  Payment on note payable                                 -            (182,534)
  Note receivable from employee/shareholder        (300,000)           (114,800)
  Payment on note receivable from                    18,100              28,700
employee/shareholder
  Laboratory construction                          (115,790)                  -
  Purchase of research and office equipment         (65,667)            (17,808)
  Patent costs                                      (45,851)            (30,800)
                                           -----------------   -----------------
NET CASH USED IN INVESTING ACTIVITY               4,160,792           (317,242)
                                           -----------------   -----------------

                                  7
                          Continued on next page


                     CASH FLOW, CONTINUED FROM PREVIOUS PAGE

CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES:
  Repurchase of preferred stock                           -                   -
  Issuance of preferred stock                             -           3,325,000
  Issuance of convertible debenture                       -           1,250,000
  Dividends paid                                   (108,957)                  -
  Issuance of common stock                          403,951           2,499,129
                                           -----------------   -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES           294,994           7,074,129
                                           -----------------   -----------------
NET (DECREASE) INCREASE IN CASH                    (148,660)          2,759,307

CASH AND CASH EQUIVALENTS:
  Beginning of period                             3,549,810           3,886,950
                                           -----------------   -----------------

  End of period                                  $3,401,150          $6,646,257
                                           =================   =================

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

      During the quarter ended December 31, 1996, the Company sold 2,850 shares of Series C Preferred Stock (Series C Stock) for $1,000 per share. Series C Stock is convertible into shares of the Company's common stock on the basis of one share of Series C Stock for shares of common stock equal in number to the amount determined by dividing $1,000 by 85% of the average closing price of the Company's common stock over the five-day trading period ending on the day prior to the conversion of the Series C Stock. The conversion price may not be more than $4.00. Beginning 90 days after December 17, 1996, one-half of the Series C Stock is convertible into shares of the Company's common stock. All preferred shares are convertible into shares of the Company's common stock beginning 180 days after December 17, 1996 provided that, if the Company's common stock trades for more than $8.00 at any time, then all shares of the Series C Stock will thereafter be immediately convertible into shares of the Company's common stock. In addition, 379,796 Series A warrants and 379,763 Series B warrants were sold with the Series C Stock. The Series A warrants entitle the holder to purchase one share of the Company's common stock at a price of $4.50 per share at any time prior to March 15, 1998. Each Series B warrant entitles the holder to purchase one share of the Company's common stock at a price of $4.50 per share at any time prior to March 15, 1999. As of June 30, 1997, all shares of the Series C Preferred Stock have been converted into shares of common stock.



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



   E.        PURCHASE OF RIGHTS TO MULTIKINETM

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



                                          CEL-SCI Corporation



Date:_______________, 1997                  ____________________________
                                          Geert Kersten
                                          Chief Executive Officer*




*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.