Form 10-Q/A
period 1997-06-30
CEL SCI CORP
filed 1997-09-11
CIK 725363

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



                                          CEL-SCI Corporation



Date: August 14, 1997                     /s/ Geert Kersten
                                          ------------------------
                                          Geert Kersten
                                          Chief Executive Officer*




*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.