Form 10-K
period 1997-09-30
CEL SCI CORP
filed 1997-12-24
CIK 725363

FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)
(X)                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1997.

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

    Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 15, 1997, as quoted on the American Stock Exchange, was approximately $79,000,000. Shares of Common Stock held by each officer, director and principal shareholder have been excluded in that such persons may be deemed to be affiliates of the Registrant.

Documents Incorporated by Reference:   None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of December 15, 1997, the Registrant had 11,218,910 shares of Common Stock issued and outstanding.

                                    PART I

ITEM 1.  BUSINESS

         CEL-SCI Corporation (the "Company") was formed as a Colorado corporation in 1983. The Company is involved in the research and development of certain drugs and vaccines. The Company's first product, MULTIKINETM, manufactured using the Company's proprietary cell culture technologies, is a combination, or "cocktail", of natural human interleukin-2 ("IL-2") and certain lymphokines and cytokines. MULTIKINE is being tested to determine if it is effective in improving the immune response of cancer patients. The Company's second product, HGP-30, is being tested to determine if it is an effective treatment/vaccine against the AIDS virus. In addition, the Company recently acquired a new patented T-cell Modulation Process which uses "heteroconjugates" to direct the body to chose a specific immune response. The Company intends to use this new technology to improve the cellular immune response of persons vaccinated with HGP-30 and to develop potential treatments and/or vaccines against various diseases. Present target diseases are herpes simplex, malaria, tuberculosis, prostate cancer and breast cancer.

         The costs associated with the clinical trials relating to the Company's technologies, research expenditures and the Company's administrative expenses have been funded with the public and private sales of shares of the Company's Common Stock and borrowings from third parties, including affiliates of the Company.

         There can be no assurance that either the Company or the Company's wholly owned subsidiary, Viral Technologies, Inc. ("VTI") will be successful in obtaining approvals from any regulatory authority to conduct further clinical trials or to manufacture and sell their products. The lack of regulatory approval for the Company's or VTI's products will prevent the Company and VTI from generally marketing their products. Delays in obtaining regulatory approval or the failure to obtain regulatory approval in one or more countries may have a material adverse impact upon the Company's operations.

MULTIKINE

         The function of the immunological system is to protect the body against infectious agents, including viruses, bacteria, parasites and malignant (cancer) cells. An individual's ability to respond to infectious agents and to other substances (antigens) recognized as foreign by the body's immune system is critical to health and survival. When the immune response is adequate, infection is usually combated effectively and recovery follows. Severe infection can occur when the immune response is inadequate. Such immune deficiency can be present from birth but, in adult life, it is frequently acquired as a result of intense sickness or as a result of the administration of chemotherapeutic drugs and/or radiation. It is also recognized that, as people reach middle age and thereafter, the immune system grows weaker.

         Two classes of white blood cells, macrophages and lymphocytes, are believed to be primarily responsible for immunity. Macrophages are large cells whose principal immune activity is to digest and destroy infectious agents. Lymphocytes are divided into two sub-classes. One sub-class of lymphocytes, B-cells, produces antibodies in response to antigens. Antibodies have unique combining sites (specificities) that recognize the shape of particular antigens
                                      -2-
and bind with them. The combination of an antibody with an antigen sets in motion a chain of events which may neutralize the effects of the foreign substance. The other sub-class of lymphocytes, T-cells, regulates immune responses. T-cells, for example, amplify or suppress antibody formation by B-cells, and can also directly destroy "foreign" cells by activating "killer cells."

         It is generally recognized that the interplay among T-cells, B-cells and the macrophages determines the strength and breadth of the body's response to infection. It is believed that the activities of T-cells, B-cells and macrophages are controlled, to a large extent, by a specific group of hormones called lymphokines. Lymphokines regulate and modify the various functions of both T-cells and B-cells. There are many lymphokines, each of which is thought to have distinctive chemical and functional properties. IL-2 is but one of these lymphokines and it is on IL-2 and its synergy with other lymphokines that the Company has focused its attention. Scientific and medical investigation has established that IL-2 enhances immune responses by causing activated T-cells to proliferate. Without such proliferation no immune response can be mounted. Other lymphokines and cytokines support T-cell and B-cell proliferation. However, IL-2 is the only known lymphokine or cytokine which causes the proliferation of T-cells. IL-2 is also known to activate B-cells in the absence of B-cell growth factors.

         Although IL-2 is one of the best characterized lymphokines with anti-cancer potential, the Company is of the opinion that to have optimum therapeutic value, IL-2 should be administered not as a single substance but rather as a mixture of IL-2 and certain lymphokines and cytokines, i.e. as a "cocktail". This approach, which was pioneered by the Company, makes use of the synergism between these lymphokines. It should be noted, however, that neither the FDA nor any other agency has determined that the Company's MULTIKINE product will be effective against any form of cancer.

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

         Between 1983 and 1986 the Company was primarily involved in funding pre-clinical and Phase I clinical trials of its proprietary MULTIKINE technologies. These trials were conducted at St. Thomas's Hospital Medical School located in London, England under the direction of Dudley C. Dumonde, M.D., Ph.D., a former member of the SAB, and pursuant to approvals obtained from England's Department of Health and Social Security.

         In the Phase I trial in England (completed in 1987), forty-nine patients suffering with various forms of solid cancers, including malignant melanoma, breast cancer, colon cancer, and other solid tumor types were treated with MULTIKINE. The product was administered directly into the lymphatic system in a number of patients. Significant and lasting lymph node responses, which are considered to be an indication of improvement in the patient's immune responses, were observed in these patients. A principal conclusion of
                                      -3-
the Phase I trials was that the side effects of the Company's products in forty-nine patients were not severe, the treatment was well tolerated and there was no long-term toxicity.

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

         Significant tumor reduction occurred in three of the four patients as a result of the treatment with MULTIKINE. Negligible side effects were observed and the patients were treated as outpatients. Notwithstanding the above, it should be noted that these trials were only preliminary and were only conducted on a small number of patients. It remains to be seen if MULTIKINE will be effective in treating any form of cancer.

         In March 1995, the Canadian Health Protection Branch, Health and Welfare Ministry gave clearance to the Company to start a phase I/II cancer study using MULTIKINE. The study, which will enroll up to 30 head and neck cancer patients who have failed conventional treatments, will be conducted at several sites in the United States and Canada and is designed to evaluate safety, tumor responses and immune responses in patients treated with multiple courses of MULTIKINE. The length of time that each patient will remain on the investigational treatment will depend on the patient's response to treatment.

         In February 1996, the FDA authorized the Company to conduct two human clinical studies using MULTIKINE and focusing on prostate and head and neck cancer. The prostate study was conducted at Jefferson Hospital in Philadelphia, Pennsylvania and involved prostate cancer patients who had failed on hormonal therapy. Five patients completed the treatment and the data from this study demonstrated the safety and feasibility of using MULTIKINE in the treatment of prostate cancer. Biopsies from the patients in the study also suggest the recruitment of inflammatory cells to the tumor site. Based on these findings, investigators are currently preparing a new protocol for evaluation by the FDA to study the ability of MULTIKINE to treat patients with prostate cancer. The study is expected to test MULTIKINE as a therapy to be used prior to surgical removal of the prostate gland. The head and neck cancer study will involve up to 30 cancer patients who have failed using conventional therapies. The head and neck cancer study in the U.S. is being conducted in conjunction with the Company's Canadian head and neck cancer study.

         In January 1997, the FDA authorized a clinical trial using MULTIKINE to determine its safety in the potential treatment of HIV-infected individuals and to determine its effect on various immune system responses.

         In April 1997, pursuant to authorization from Israeli health authorities, a clinical trial was begun using MULTIKINE to treat head and neck cancer patients. In September 1997, the Company started a similar clinical trial in Canada. The Canadian study will involve up to 21 patients who are scheduled for surgery or radiation. The first clinical center to start treatment was Hospital Notre Dame in Montreal, Canada.

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

Process for the Production of IL-2 and IL-2 Product

         The Company's exclusive license includes processes for the production in high yields of natural human IL-2 using cell culture techniques applied to normal human cells. Based upon the results of the Company's research and human clinical trials, the Company believes that "natural" IL-2 produced by cell culture technologies, such as the Company's proprietary products, may have advantages over genetically engineered, bacteria-produced IL-2 ("recombinant IL-2") manufactured by other companies. There are basically two ways to produce IL-2 on a commercial scale: (1) applying genesplicing techniques using bacteria or other micro-organisms to produce recombinant IL-2; or, (2) applying cell culture technology using mammalian cells. Substantive differences exist between recombinant IL-2 and IL-2 produced through cell culture technology. For example:
(1) cell cultured IL-2 is glycosylated (has sugars attached). Sugar attachments play a crucial role in cell recognition and have a significant effect on how fast a body clears out proteins. Proteins produced through bacteria have no sugar attachments and while recombinant IL-2 products produced from recombinant yeast or insect cells are glycosylated, they are not so to the right degree, or at the right locations. Cell cultured IL-2 has the "right" sugar attachments at the right places; (2) there are also structural differences related to folding (the way human proteins work depends on their sequence folding); and (3) the cell cultured IL-2 "cocktail" is administered in small dosages as pioneered by Company researchers. This formulation and dosage mimics the way immune regulators are naturally found and function with- in the body. This stands in stark contrast to the huge dosages required when recombinant IL-2 is administered to patients. In addition, patients treated with recombinant IL-2 usually suffer severe side effects.

         Although mammalian cells (other than human cells) could be genetically engineered to produce glycosylated IL-2 in larger quantities than are produced by the Company's method, such mammalian cells could not be genetically
                                      -5-
engineered to produce the combination of human lymphokines and cytokines, which together with human glycosylated IL-2 form the MULTIKINE product used by the Company. The Company is of the opinion that glycosylated IL-2 genetically produced from mammalian cells must be administered in large dosages before any benefits are observed. Even then, the Company believes that only a small percentage of patients will benefit from treatments consisting only of glycosylated IL-2. In addition, large dosages of glycosylated IL-2 can, as with recombinant IL-2, result in severe toxic reactions. In contrast, the Company believes the synergy between glycosylated IL-2 and certain other lymphokines/ cytokines allows MULTIKINE to be administered in low dosages, thereby avoiding the severe toxic reactions which often result when IL-2 is administered in large dosages.

         The Company's technology includes the basic production method employing the use of normal white blood cells, an improved production method based in part on this basic production method, a serum-free and mitogen-free IL-2 product, and a method for using this product in humans. Mitogens are used to stimulate cells to produce specific materials (in this case, IL-2). Mitogens remaining in the product of cell stimulation can cause allergic and anaphylactic reactions if not removed from the cell product prior to introduction into the body.

         The Company's technology also includes a cell culture process for producing interleukin-2 and another type of cell process for producing serum-
free and mitogen-free interleukin-2 preparations which avoids a mitogen stimulation step and uses interleukin-1 and white blood cells.

         The Company has an agreement with an unrelated corporation for the production, until August 31, 1998, of MULTIKINE for research and testing purposes. At present, this is the Company's only source of MULTIKINE. If this corporation could not, for any reason, supply the Company with MULTIKINE, the Company estimates that it would take approximately six to ten months to obtain supplies of MULTIKINE under an alternative manufacturing arrangement. The Company does not know what cost it would incur to obtain this alternative source of supply.

HGP-30 VACCINE

         The Company, through its wholly owned subsidiary Viral Technologies, Inc. ("VTI") is involved in the development of a prototype preventive and therapeutic vaccine against AIDS that is based on HGP-30, a thirty amino acid synthetic peptide derived from the p17 region of the AIDS virus. VTI holds the proprietary rights to certain synthesized components of the p17 gag protein, which is the outer core region of the AIDS virus (HIV-1).

         Prior to October 1995, Viral Technologies, Inc. ("VTI"), a Delaware corporation, was 50% owned by the Company and 50% owned by Alpha 1 Biomedicals, Inc. In October 1995, the Company acquired Alpha 1's interest in VTI in exchange for 159,170 shares of the Company's common stock.

         Evidence compiled by scientists at George Washington University from toxicology studies with different animal species indicates that the HGP-30 prototype vaccine does not appear to be toxic in animals. The HGP-30 vaccine being tested differs from most other vaccine candidates in that its active component, the HGP-30 peptide, is derived from the p17 core protein particles of the virus. Since HGP-30 is a totally synthetic molecule containing no live virus, it cannot cause infection. Unlike the envelope (i.e. outside) proteins, the p17 region of the AIDS virus appears to be relatively non-changing. In January, 1991, VTI was issued a United States patent covering the production, use and sale of HGP-30. HGP-30 may also be effective in treating persons infected with the AIDS virus.

         Approval to start Phase I human clinical trials in Great Britain using VTI's prototype AIDS vaccine HGP-30 was granted in April 1988. The trial, the first in the European common market, began in May 1989 with 18 healthy (HIV-negative) volunteers given three different dosages and was completed in December 1990. The trial results indicated that five of eight volunteers vaccinated with HGP-30, and whose blood samples were able to be tested, produced "killer" T-cell responses. The vaccine also elicited cell-mediated immunity responses in 7 out of 9 vaccinated volunteers and antibody responses in 15 out of 18 vaccinated volunteers.

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

         In April 1995 VTI, with the approval of the FDB, began another clinical trial in California using volunteers from the previous study. The volunteers received two booster vaccinations. The volunteers, who had originally received the two lowest dosage levels, were asked to donate blood for a SCID mouse HIV challenge study. The SCID mouse is considered to be the best available animal model for HIV because it lacks its own immune system and therefore permits human cell growth. White blood cells from the five (5) vaccinated volunteers and from normal donors were injected into groups of SCID mice. They were then challenged with high levels of a different strain of the HIV virus than the one from which HGP-30 is derived. Infection by virus was determined and confirmed by two different assays, p24 antigen, a component of the virus core, and reverse transcriptase activity, an enzyme critical to HIV replication. Of the SCID mice given blood from vaccinated volunteers, 78% showed no HIV infection after virus challenge as compared to 13% of the mice given blood from unvaccinated donors.

         In September 1997, VTI completed a Phase I safety study of the HGP-30 AIDS vaccine in 24 HIV infected patients. The study showed that immunizations with the HGP-30 vaccine coupled with KLH were safe in AIDS patients.

         In December l987, VTI signed a licensing agreement with Nippon Zeon Co., Ltd. ("Nippon Zeon"), a Japanese chemical manufacturer, granting Nippon Zeon exclusive rights to VTI's prototype AIDS vaccine and improvements in the Pacific Area. Under the agreement, VTI received an initial licensing payment, as well as a pre-commercialization payment, and was also entitled to receive additional pre-commercialization payments dependent upon receipt of certain regulatory approvals. In l995 Nippon Zeon released its rights to VTI's technology in consideration for VTI's agreement to pay Nippon Zeon a royalty on sales of products made with VTI's technology in the licensed area. In July l996, Nippon Zeon agreed to surrender its royalty rights, as well as any other rights it may have had to VTI's technology, in exchange for 45,000 shares of the Company's common stock.

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

T-CELL MODULATION PROCESS

         In January 1997, the Company acquired a new patented T-cell Modulation Process which uses "heteroconjugates" to direct the body to choose a specific immune response. The heteroconjugate technology, also known as L.E.A.P.S. (Ligand Epitope Antigen Presentation System), is intended to selectively stimulate the human immune system to more effectively fight bacterial, viral and parasitic infections and cancer, when it cannot do so on its own. Administered like vaccines, heteroconjugates combine T-cell binding ligands with small, disease associated, peptide antigens and may provide a new method to treat and prevent certain diseases.

         The ability to generate a specific immune response is important because many diseases are often not combated effectively due to the body's selection of the "inappropriate" immune response. The capability to specifically reprogram an immune response may offer a more effective approach than existing vaccines and drugs in attacking an underlying disease.

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

         In August 1996, the Company signed a Cooperative Research and Development Agreement ("CRADA") with the Naval Medical Research Institute of the U.S. Navy to jointly develop a potential malaria vaccine using the Company's heteroconjugate technology. Malaria affects about 300-500 million people per year and is responsible for about 2.7 million deaths annually. It is a parasitic disease transmitted by mosquitoes. As with tuberculosis, the emergence of drug resistant strains is a major problem, as is the emergence of mosquitoes which are resistant to traditional insecticides. While at the present the number of malaria cases are not a major problem in the continental U.S., there are an increasing number of cases involving Americans bringing the disease home from overseas travels. Currently, there is no approved malaria vaccine anywhere in the world.

         In October 1996, the Company and Northeastern Ohio University College of Medicine signed a Collaborative Research Agreement to jointly identify and evaluate Herpes Simplex Virus related peptides. This study made use of the Company's new heteroconjugate technology which combines T-cell binding ligands with small, disease associated, peptide antigens. In the past, some vaccines have worked simply by vaccination with viral proteins (e.g. hepatitis B) to immunize patients. In the case of herpes simplex, that strategy has yet to be proven successful. The purpose of adding the T-cell binding ligand was to increase the effectiveness of the vaccine by directing the immune response to react in the way most likely to eliminate or control the disease agent. To test this hypothesis in herpes simplex, the researchers administered the vaccine with a T-cell binding ligand to one group of mice in order to direct the immune response to the cellular side, which is thought to be protective. The researchers also administered the vaccine to a separate group of mice using a different T-cell binding ligand to direct the immune response to the humoral (antibody) side, which is thought to be non-protective. For both vaccines, the herpes simplex peptide was kept the same. The results of the study indicated that the immunizations allowed the mice to resolve the infection quicker and more effectively resulting in minimal symptoms and mortality. The vaccine inducing a cellular immune response was protective while the vaccine inducing a humoral (antibody) immune response was not protective and actually accelerated disease progression. Research conducted pursuant to this study may lead to the future development of a herpes simplex vaccine.

         Conservative estimates of those individuals who have genital infections are 30-40 million in the U.S. Oral herpetic infections are of a greater frequency. In newborns or in immunosuppressed patients (e.g. AIDS) herpes can lead to serious illness and death. Vaccination against herpes simplex virus may prevent or treat herpes simplex infection. Unlike most other viruses, once infected, a herpes virus remains in hiding within an individual and is reactivated often by stress-inducing factors. For some individuals, recurrences may take place on a monthly basis. Although there are antiviral drugs which are used to prevent serious disease and lessen the symptoms, there is currently no method to effectively prevent initial infection, to eliminate the virus from an infected person, or to prevent recurrences.

         Scientists at Northeastern Ohio University College of Medicine have been working on methods of treating and detecting the herpes virus for over fifteen years.

         The T-cell Modulation technology was acquired from Cell-Med, Incorporated ("CELL-MED") in consideration for the Company's payment of $56,000 plus the issuance, during the spring of 1997, of 33,378 shares of the Company's common stock . The Company must pay CELL-MED additional payments of up to $600,000, depending upon the Company's ability to obtain regulatory approval for clinical studies using the technology. In addition, should the Company receive FDA approval for the sale of any product incorporating the technology, the Company is obligated to pay CELL-MED an advance royalty of $500,000, a royalty of 5% of the sales price of any product using the technology, plus 15% of any amounts the Company receives as a result of sublicensing the technology. So long as the Company retains rights in the technology, the Company has also agreed to pay the future costs associated with pursuing and or maintaining CELL-MED's patent and patent applications relating to the technology. The technology obtained from CELL-MED is covered by several U.S. and European patents. Additional patent applications are pending.

RESEARCH AND DEVELOPMENT

         Since 1983, and through September 30, 1997, approximately $18,988,000 has been expended on Company-sponsored research and development, including approximately $6,012,000, $3,471,000, and $1,825,000, respectively during the years ended September 30, 1997, 1996 and 1995. Research and development expenditures prior to October 1995 do not include amounts spent by Viral Technologies, Inc. on research and development. Since May, 1986 (the inception of VTI) and through September 30, 1995, VTI has spent approximately $3,365,000 on research and development.

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

         The members of the Company's SAB are:

         Dr. Michael Chirigos - former head of the Virus and Disease Modification Section, National Institutes of Health (NIH), National Cancer Institute (NCI) from 1966-1981 and the Immunopharmacology Section, NIH, NCI, Biological Response Modifier Program until 1985.

         Dr. Evan M. Hersh -  Vice-Chairman,  Department of Internal  Medicine,
Chief,  Section  of  Hematology/Oncology,   Department  of  Internal  Medicine,
Tucson, AZ.  Director of Clinical Research, Arizona Cancer Center, Tucson.

         Dr. Michael J. Mastrangelo - Director, Division of Medical Oncology; Professor of Medicine, Jefferson Medical College, Philadelphia, Pennsylvania; and Associate Clinical Director, Jefferson Cancer Center, Philadelphia, Pennsylvania.

         Dr. Alan B. Morris, Ph.D. - Professor, Department of Biological Sciences, University of Warwick, Coventry, U.K.

GOVERNMENT REGULATION

         The investigational agents and future products of the Company are regulated in the United States under the Federal Food, Drug and Cosmetic Act, the Public Health Service Act, and the laws of certain states. The Federal Food and Drug Administration (FDA) exercises significant regulatory control over the clinical investigation, manufacture and marketing of pharmaceutical and biological products.

         Prior to the time a pharmaceutical product can be marketed in the United States for therapeutic use, approval of the FDA must normally be obtained. Certain states, however, have passed laws which allow a state agency having functions similar to the FDA to approve the testing and use of pharmaceutical products within the state. In the case of either FDA or state regulation, preclinical testing programs on animals, followed by three phases of clinical testing on humans, are typically required in order to establish pro-duct safety and efficacy.

         The first stage of evaluation, preclinical testing, must be conducted in animals. After lack of toxicity has been demonstrated, the test results are submitted to the FDA (or state regulatory agency) along with a request for clearance to conduct clinical testing, which includes the protocol that will be followed in the initial human clinical evaluation. If the applicable regulatory authority does not object to the proposed study, the investigator can proceed with Phase I trials. Phase I trials consist of pharmacological studies on a relatively few number of humans under rigidly controlled conditions in order to establish lack of toxicity and a safe dosage range.

         After Phase I testing is completed, one or more Phase II trials are conducted in a limited number of patients to test the product's ability to treat or prevent a specific disease, and the results are analyzed for clinical efficacy and safety. If the results appear to warrant confirmatory studies, the data is submitted to the applicable regulatory authority along with the protocol for a Phase III trial. Phase III trials consist of extensive studies in large populations designed to assess the safety of the product and the most desirable dosage in the treatment or prevention of a specific disease. The results of the clinical trials for a new biological drug are submitted to the FDA as part of a product license application ("PLA"), a New Drug Application ("NDA") or Biologics License Application ("BLA"), depending on the type or derivation of the product being studied.

         In addition to obtaining FDA approval for a product, a biologics establishment license application ("ELA") may need to be filed in the case of biological products derived from blood, or not considered to be sufficiently well characterized, in order to obtain FDA approval of the testing and manufacturing facilities in which the product is produced. To the extent all or a portion of the manufacturing process for a product is handled by an entity other than the Company, the Company must similarly receive FDA approval for the other entity's participation in the manufacturing process. Domestic manufacturing establishments are subject to inspections by the FDA and by other Federal, state and local agencies and must comply with Good Manufacturing Practices ("GMP") as appropriate for production. In complying with GMP regulations, manufacturers must continue to expend time, money and effort in the area of production, quality control and qualify assurance to ensure full technical compliance.

         The process of drug development and regulatory approval requires substantial resources and many years. There can be no assurance that regulatory approval will ever be obtained for products developed by the Company. Approval of drugs and biologicals by regulatory authorities of most foreign countries must also be obtained prior to initiation of clinical studies and marketing in those countries. The approval process varies from country to country and the time period required in each foreign country to obtain approval may be longer or shorter than that required for regulatory approval in the United States.

         There are no assurances that clinical trials conducted under approval from state authorities or conducted in foreign countries will be accepted by the FDA. Product licensure in a foreign country does not mean that the product will be licensed by the FDA and there are no assurances that the Company will receive any approval of the FDA or any other governmental entity for the manufacturing and/or marketing of a product. Consequently, the commencement of the marketing of any Company product is, in all likelihood, many years away.

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

         Several biotechnology companies are producing IL-2-like compounds. The Company believes, however, that it is the only producer of a patented IL-2 product using a patented cell-culture technology with normal human cells. The

Company foresees that its principle competition will come from producers of genetically-engineered IL-2-like products. However, it is the Company's belief, based upon growing scientific evidence, that its natural IL-2 products have advantages over the genetically engineered, IL-2-like products. Evidence indicates that genetically engineered, IL-2-like products, which lack sugar molecules and typically are not water soluble, may be recognized by the immunological system as a foreign agent, leading to a measurable antibody build-up and thereby possibly voiding their therapeutic value. Furthermore, the Company's research has established that to have optimum therapeutic value IL-2 should be administered not as a single substance but rather as an IL-2 rich mixture of certain lymphokines and other proteins, i.e. as a "cocktail". If these differences prove to be of importance, and if the therapeutic value of its MULTIKINE product is conclusively established, the Company believes it will be able to establish a strong competitive position in a future market.

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

         Competition to develop treatments for the control of AIDS is intense. Many of the pharmaceutical and biotechnology companies around the world are devoting substantial sums to the research and development of technologies useful in these areas. VTI's development of its experimental HGP-30 AIDS Vaccine, if successful, would likely face intense competition from other companies seeking to find alternative or better ways to prevent and treat AIDS.

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

         The clinical trials funded to date by VTI have not been approved by the FDA, but rather have been conducted pursuant to approvals obtained from certain states and foreign countries. Since the results of these clinical trials may not be accepted by the FDA, companies which are conducting clinical trials approved by the FDA may have a competitive advantage in that the products of such companies are further advanced in the regulatory process than those of VTI.

ITEM 2.  PROPERTIES

         The Company's MULTIKINE product used in its pre-clinical and Phase I clinical trials in England was manufactured at a pilot plant at St. Thomas'
Hospital Medical School using the Company's patented production methods and equipment owned by the Company. The MULTIKINE product used in the Florida clinical trials was manufactured in Florida. In February 1993, the Company signed an agreement with a third party whereby the third party constructed a facility designed to produce the Company's MULTIKINE product. The Company paid the third party the cost of constructing this facility (approximately $200,000) in accordance with the Company's specifications.

         In October 1994, the Company completed the construction of a research laboratory in space leased by the Company. The cost of modifying and equipping this space for the Company's purposes was approximately $1,200,000. In February l997, the Company added an additional 3,900 square feet to this facility at a cost, including equipment, of approximately $l20,000.

         The Company leases office space at 66 Canal Center Plaza, Alexandria, Virginia at a monthly rental of approximately $8,500 per month. The Company believes this arrangement is adequate for the conduct of its present business.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of November 30, 1997, there were approximately 2,800 record holders of the Company's Common Stock and approximately 100 record holders of the Company's Warrants. Prior to June 5, 1997, the Company's Common Stock and Warrants were traded on the National Association of Securities Dealers Automatic Quotation ("NASDAQ") System. Since June 5, 1997 the Company's Common Stock and Public Warrants have traded on the American Stock Exchange. Set forth below are the range of high and low quotations for the periods indicated as reported by NASDAQ and the American Stock Exchange, and as adjusted for the 10 for 1 reverse stock split which was approved by the Company's shareholders on April 28, 1995 and became effective on May 1, 1995. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

           Quarter
           Ending                      Common Stock             Warrants
                                       High     Low           High    Low

           12/31/95                   $ 4.75   $ 2.28        $0.25   $0.09
           3/31/96                    $ 7.12   $ 2.68        $0.28   $0.03
           6/30/96                    $14.38   $ 4.56        $0.41   $0.16
           9/30/96                    $12.00   $ 5.62        $0.44   $0.21

           12/31/96                   $ 6.63   $ 3.50        $0.28   $0.12
           3/31/97                    $ 6.12   $ 4.19        $0.22   $0.12
           6/30/97                    $ 5.12   $ 2.75        $0.44   $0.09
           9/30/97                    $ 8.06   $ 3.12        $0.69   $0.19

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

                                      For the  Years  Ended  September  30,
                         1997          1996          1995          1994         1993

Investment Income &
  Other Revenues     $   438,145   $  322,370   $   423,765   $  624,670   $  997,964
Expenses:
Research and
  Development          6,011,670    3,471,477     1,824,661    2,896,l09    1,307,042
Depreciation
  and Amortization       3l3,547      290,829       262,705      138,755       55,372
General and
  Administrative       2,302,386    2,882,958     1,713,912    1,621,990    1,696,119
Equity in loss of
  joint venture               --        3,772       501,125      394,692      344,423

Net Loss             $(8,189,458) $(6,326,666)  $(3,878,638) $(4,426,876) $(2,404,992)

Loss per common share     $(0.88)      $(0.98)       $(0.89)      $(1.06)      $(0.58)

Weighted average
  common shares
  outstanding          9,329,419    6,425,316     4,342,628    4,185,240    4,155,431

Balance Sheet Data:
                                                   September 30,
                        1997          1996         1995          1994           1993

Working Capital      $4,581,247   $10,266,104   $3,983,699    $5,795,191   $10,296,472
Total Assets          6,334,397    11,878,370    6,359,011     8,086,670    11,633,090
Total Liabilities       508,617       294,048    1,516,978     l,407,602       688,231
Shareholders'
  Equity              5,825,780    11,584,322    4,842,033     6,679,068    10,944,859

No dividends have been declared on the Company's common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal 1997

         Interest income during the year ending September 30, l997 reflects interest earned on investments. Research and development expenses have increased due to the beginning of new clinical studies with cancer and AIDS patients. Research and development expenses also increased due to the purchase of the MULTIKINE rights from the Sittona Company ($2,250,000), which was expensed as research and development expenses, as well as the payment to Cell-Med ($125,000) to retain ownership of the L.E.A.P.S. technology.

Fiscal 1996

         Interest income during the year ending September 30, l996 reflects interest earned on investments. Other revenues were derived from commercial services provided by the Company's laboratory. Research and development expenses increased significantly due to the Company's new clinical trials as well as the consolidation of VTI, as explained below.

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

         The acquisition of VTI was accounted for under the purchase method of accounting. Since the acquisition represented primarily research and development costs, the purchase price for the remaining 50% interest in VTI was expensed and caused research and development expense for the year ended September 30, 1996 to increase.

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

Liquidity and Capital Resources

         The Company has had only limited revenues from operations since its inception in March l983. The Company has relied upon proceeds realized from the public and private sale of its Common Stock to meet its funding requirements. Funds raised by the Company have been expended primarily in connection with the acquisition of an exclusive worldwide license to certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, the funding of VTI's research and development program, patent applications, the repayment of debt, the continuation of Company- sponsored research and development, administrative costs and construction of laboratory facilities. Inasmuch as the Company does not anticipate realizing revenues until such time as it enters into licensing arrangements regarding the technology and know-how licensed to it (which could take a number of years), the Company is mostly dependent upon the proceeds from the sale of its securities to meet all of its liquidity and capital resource requirements.

         In February 1992, the Company received net proceeds of approximately $13,800,000 from the sale, in a public offering, of 517,500 shares of Common Stock and 5,175,000 Warrants. Every five Warrants entitle the holder to purchase one additional share of Common Stock at a price of $6.00 per share prior to February 7, 1998.

         In June and September l995, the Company completed private offerings whereby it sold a total of 1,150,000 units at $2.00 per unit. Each unit consisted of one share of Common Stock and one Warrant. Each Warrant entitles the holder to purchase one additional share of Common Stock at a price of $3.25 per share at any time prior to June 30, 1997. The net proceeds to the Company from these offerings, after the payment of Sales Agent's commissions and other offering expenses, were approximately $2,000,000. On November 30, 1995 the Company and the investors in these Private Offerings agreed to reduce the exercise price of the Warrants to $1.60 per share in return for the commitment on the part of the investors to exercise 312,500 Warrants ($500,000) prior to December 23, 1995 and an additional 312,500 Warrants ($500,000) prior to January 31, 1996. All Warrants sold in this Offering have since been exercised.

         In March 1996, the Company sold $l,250,000 of Convertible Notes ("Notes") to two persons. The Notes were convertible from time to time in whole or in part, into shares of the Company's Common Stock. The conversion price was the lesser of (i) $5 per share or (ii) 80% of the average closing bid price of the Company's Common Stock during the five trading days immediately preceding the date of such conversion. The Notes were payable on December 1, 1996 and accrued interest at 10% per annum. All of the Notes have since been converted into 250,000 shares of the Company's Common Stock.

         In May 1996, the Company sold 3,500 shares of its Series A Preferred Stock (the "Preferred Shares") for $3,500,000 or $1,000 per share. At the purchasers' option, up to 1,750 Preferred Shares were convertible, on or after 60 days from the closing date of the purchase of such shares (the "Closing"), into shares of the Company's Common Stock on the basis of one share of Preferred Stock for shares of Common Stock equal in number to the amount determined by dividing $1,000 by 85% of the Closing Price of the Company's Common Stock. All Preferred Shares were convertible, on or after 90 days from the Closing, on the basis of one share of Preferred Stock for shares of the Company's Common Stock equal in number to the amount determined by dividing $1,000 by 83% of the Closing Price of the Company's Common Stock. The term "Closing Price" was defined as the average closing bid price of the Company's Common Stock over the five-day trading period ending on the day prior to the con- version of the Preferred Stock. All outstanding shares of the Series A Preferred Stock have since been converted into 632,041 shares of the Company's Common Stock.

         In August 1996, the Company sold, in a private transaction, 5,000 shares of its Series B Preferred Stock (the "Series B Preferred Shares") for $5,000,000 or $1,000 per share. At the purchasers' option, up to 2,500 Series B Preferred Shares are convertible, on or after ten days from the date the shares were registered for public sale (the "Effective Date"), into shares of the Company's Common Stock on the basis of one share of Preferred Stock for shares of Common Stock equal in number to the amount determined by dividing $1,000 by 87% of the Closing Price of the Company's Common Stock. All Preferred Shares were convertible, on or after 40 days from the Effective Date, on the basis of one share of Preferred Stock for shares of the Company's Common Stock equal in number to the amount determined by dividing $1,000 by 85% of the Closing Price of the Company's Common Stock. The term "Closing Price" is defined as the average closing bid price of the Company's Common Stock over the five-day trading period ending on the day prior to the conversion of the Preferred Stock. Notwithstanding the above, the conversion price could not be less than $3.60 nor more than $14.75. By means of a Registration Statement filed with the Securities and Exchange Commission, the shares issuable upon the conversion of the Series B Preferred Shares have been registered for public sale. Prior to December 20, 1996, 1,900 Series B Preferred Shares were converted into 527,774 shares of the Company's common stock. In December 1996 the Company repurchased 2,850 Series B Preferred Shares for $2,850,000 plus warrants which allow the holders to purchase up to 99,750 shares of the Company's common stock for $4.25 per share at any time prior to December 15, 1999. The Company raised funds required for this repurchase from the sale of its Series C Preferred Stock. In May 1997 all remaining 250 shares of the Series B Preferred Stock were converted into 69,444 shares of common stock. As of November 30, 1997 Warrants for the purchase of 17,500 shares of common stock had been exercised.

         In December 1996, the Company raised $2,850,000 from the sale of units consisting of 2,850 shares of the Company's Series C Preferred Stock, 379,763 Series A Warrants and 379,763 Series B Warrants. The Series C Preferred Shares were convertible into shares of the Company's Common Stock on the basis of one share of Preferred Stock for shares of Common Stock equal in number to the amount determined by dividing $1,000 by 85% of the Closing Price of the Company's Common Stock (the "Conversion Price"). The term "Closing Price" was defined as the average closing bid price of the Company's Common Stock over the five day trading period ending on the day prior to the conversion of the Preferred Stock. Notwithstanding the above, the Conversion Price could not be more than $4.00. Beginning 90 days after December 17, 1996 one half of the Series C Preferred Shares were convertible into shares of the Company's common stock. All preferred shares were convertible into shares of the Company's common stock beginning 180 days after December 17, 1996. Each Series A Warrant entitles the holder to purchase one share of the Company's common stock at a price of $4.50 per share at any time prior to March 15, 1998. Each Series B Warrant entitles the holder to purchase one share of the Company's common stock at a price of $4.50 per share at any time prior to March 15, 1999. As of November 30, 1997 all shares of the Series C Preferred Stock have been converted into 915,271 shares of the Company's common stock, 273,163 Series A Warrants had been exercised and 253,175 Series B Warrants had been exercised.

         In October 1994, the Company completed the construction of its own research laboratory in a facility leased by the Company. The cost of modifying the leased space and providing the equipment for the research laboratory was approximately $1,200,000. In August 1994, the Company obtained a loan to fund the majority of the costs for the research laboratory. The Company repaid this loan during the quarter ending September 30, 1996. In February l997, the Company added an additional 3,900 square feet to this facility at a cost, including equipment, of approximately $l20,000.

         On December 22, 1997, the Company sold 10,000 shares of its Series D Preferred Stock, 550,000 Series A Warrants and 550,000 Series B Warrants, to ten institutional investors for $10,000,000. The Series D Preferred Shares may be converted into shares of the Company's Common Stock. Prior to September 19, 1998 (or such earlier date as the market price of the Company's Common Stock is $3.45 or less for five consecutive trading days) the number of shares issuable upon the conversion of each Series D Preferred Share is to be determined by dividing $1,000 by $8.28. On or after September 19, 1998 the number of shares issuable upon the conversion of each Series D Preferred Share is to be determined by dividing $1,000 by the lower of (i) $8.28, or (ii) the average price of the Company's common stock for any two trading days during the ten trading days preceding the conversion date. Each Series A Warrant allows the holder to purchase one share of the Company's common stock for $8.62 at any time prior to December 22, 2001. Each Series B Warrant allows the holder to purchase one share of the Company's Common Stock for $9.31 at any time prior to December 22, 2001. The Company has agreed to file a registration statement with the Securities and Exchange Commission covering the sale of the common stock issuable upon the conversion of the Series D Preferred Stock and/or the exercise of the Series A and Series B Warrants.

         During the twelve month period ending September 30, l998, the Company expects that it will spend approximately $3,500,000 on research, development, and clinical trials. This amount includes VTI's estimated research and development expenses during fiscal l998. Prior to October l995, VTI's research and development expenses were shared 50% by the Company and 50% by Alpha 1 Biomedicals, Inc. VTI became a wholly-owned subsidiary of the Company in October l995 when the Company purchased Alpha 1's 50% interest in VTI. The Company plans to use its existing financial resources to fund its research and development program during this period.

         Other than funding its research and development program and the costs associated with its research laboratory, the Company does not have any material capital commitments.

         It should be noted that substantial additional funds will be needed for more extensive clinical trials which will be necessary before the Company or VTI will be able to apply to the FDA for approval to sell any products which may be developed on a commercial basis throughout the United States. In the absence of revenues, the Company will be required to raise additional funds through the sale of securities, debt financing or other arrangements in order to continue with its research efforts. However, there can be no assurance that such financing will be available or be available on favorable terms.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Financial Statements included with this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

    Name                     Age          Position

    Maximilian de Clara       69       Director and President
    Geert R. Kersten, Esq.    39       Director, Chief Executive
                                        Officer, Secretary and Treasurer
    Patricia B. Prichep       45       Vice President of Operations

    Name                     Age               Position

    M. Douglas Winship        47       Vice President of Regulatory
                                       Affairs and Quality Assurance
    Dr. Eyal Talor            42       Vice    President    of   Research   and
Manufacturing
    Dr. Prem S. Sarin         63       Vice   President  of  Research  for Viral
                                         Technologies, Inc.
    Dr. Daniel H. Zimmerman   56       Vice President of Cellular Immunology
    Mark V. Soresi            45       Director
    F. Donald Hudson          64       Director

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

         The principal occupations of the Company's officers and directors, during the past several years, are as follows:

         Maximilian de Clara. Mr. de Clara has been a director of the Company since its inception in March l983, and has been president of the Company since July l983. Prior to his affiliation with the Company, and since at least l978, Mr. de Clara was involved in the management of his personal investments and personally funding research in the fields of biotechnology and biomedicine. Mr. de Clara attended the medical school of the University of Munich from l949 to l955, but left before he received a medical degree. During the summers of l954 and l955, he worked as a research assistant at the University of Istanbul in the field of cancer research. For his efforts and dedication to research and development in the fight against cancer and AIDS, Mr. de Clara was awarded the "Pour le Merit" honorary medal of the Austrian Military Order "Merito Navale" as well as the honor cross of the Austrian Albert Schweitzer Society.

         Geert R. Kersten, Esq. Mr. Kersten was Director of Corporate and Investment Relations for the Company between February 1987 and October 1987. In October of 1987, he was appointed Vice President of Operations. In December 1988, Mr. Kersten was appointed director of the Company. Mr. Kersten also became the Company's secretary and treasurer in 1989. In May 1992, Mr.
Kersten was appointed Chief Operating Officer and in February 1995, Mr. Kersten became the Company's Chief Executive Officer. In previous years, Mr. Kersten worked as a financial analyst with Source Capital, Ltd., an investment advising firm in McLean, Virginia. Mr. Kersten is a stepson of Maximilian de Clara, who is the President and a Director of the Company. Mr. Kersten attended George Washington University in Washington, D.C. where he earned a B.A. in Accounting and an M.B.A. with emphasis on International Finance. He also attended law school at American University in Washington, D.C. where he received a Juris Doctor degree.

         Patricia B. Prichep has been the Company's Vice President of Operations since March 1994. Between December 1992 and March 1994, Ms. Prichep was the Company's Director of Operations. From June 1990 to December 1992, Ms. Prichep was the Manager of Quality and Productivity for the NASD's Management, Systems and Support Department. Between 1982 and 1990, Ms. Prichep was Vice President and Operations Manager for Source Capital, Ltd.

         M. Douglas Winship has been the Company's Vice President of Regulatory Affairs and Quality Assurance since April 1994. Between 1988 and April 1994, Mr. Winship held various positions with Curative Technologies, Inc., including Vice President of Regulatory Affairs and Quality Assurance (1991-1994).

         Eyal Talor, Ph.D. has been the Company's Vice President of Research and Manufacturing since March 1994. From October 1993 until March 1994, Mr. Talor was Director of Research, Manufacturing and Quality Control, as well as the Director of the Clinical Laboratory, for Chesapeake Biological Laboratories, Inc. From 1991 to 1993, Mr. Talor was a scientist with SRA Technologies, Inc., as well as the director of SRA's Flow Cytometry Laboratory (1991-1993) and Clinical Laboratory (1992-1993). During 1992 and 1993, Mr. Talor was also the Regulatory Affairs and Safety Officer For SRA. Since 1987, Mr. Talor has held various positions with the John Hopkins University, including course coordinator for the School of Continuing Studies (1989-Present), research associate and lecturer in the Department of Immunology and Infectious Diseases (1987-1991), and associate professor (1991-Present).

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

         Daniel H. Zimmerman, Ph.D. has been the Company's Vice President of Cellular Immunology since January 1996. Dr. Zimmerman founded CELL-MED, Inc. and was its president from 1987-1995. From 1973 to 1987 Dr. Zimmerman served in various positions at Electronucleonics, Inc. including Scientist, Senior Scientist, Technical Director and Program Manager. From 1969-1973 Dr. Zimmerman was a Senior Staff Fellow at NIH.

         Mark V. Soresi. Mr. Soresi became a director of the Company in July 1989. In 1982, Mr. Soresi founded, and since that date has been the president and Chief Executive Officer of REMAC(R), Inc. REMAC(R) is involved in the clean-up of hazardous and toxic waste dump sites. Mr. Soresi attended George Washington University in Washington, D.C. where he earned a Bachelor of Science in Chemistry.

         F. Donald Hudson. F. Donald Hudson has been a director of the Company since May 1992. From December 1994 to October 1995 Mr. Hudson was President and Chief Executive Officer of VIMRx Pharmaceuticals, Inc. Between 1990 and 1993, Mr. Hudson was President and Chief Executive Officer of Neuromedica, Inc., a development stage company engaged in neurological research. Until January 1989, Mr. Hudson served as Chairman and Chief Executive Officer of Transgenic Sciences, Inc. (now TSI Corporation), a publicly held biotechnology corporation which he founded in January 1987. From October 1985 until January 1987, Mr. Hudson was a director of Organogenesis, Inc., a publicly held biotechnology corporation of which he was a founder, and for five years prior thereto was Executive Vice President and a director of Integrated Genetics, Inc., a corporation also engaged in biotechnology which he co-founded and which was publicly traded until its acquisition in 1989 by Genzyme, Inc.

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

       Annual Compensation                 Long Term Compensation
                                                       Re-                      All
                                              Other    stric-                   Other
                                              Annual   ted              LTIP    Com-
                                              Compen-  Stock   Options  Pay-    pensa-
Name and Princi-     Fiscal  Salary   Bonus   sation   Awards  Granted  outs    tion
pal Position          Year     (1)      (2)     (3)      (4)     (5)     (6)     (7)

Maximilian           1997  $319,104       -  $76,290        -  333,000      -     $88
de Clara,            1996  $225,000 $75,000  $85,016        -   70,000      -     $88
President            1995         -       -  $95,181        -  225,000      -       -

Geert R. Kersten,    1997  $228,888       -  $12,314        -  313,000      -  $8,888
Chief Executive      1996  $172,531 $75,000   $9,420        -  294,000      -  $8,869
Officer, Secretary   1995  $164,801       -  $ 9,426        -  224,750      -  $3,911
and Treasurer

M. Douglas Winship,  1997  $129,926       -   $2,400        -   45,000         $3,152
Vice President of    1996  $119,100       -   $2,400        -        -      -  $2,488
Regulatory Affairs   1995  $113,500       -  $ 1,200        -   22,000      -  $2,100
and Quality Assur-
ance


       Annual Compensation                 Long Term Compensation
                                                       Re-                      All
                                              Other    stric-                   Other
                                              Annual   ted              LTIP    Com-
                                              Compen-  Stock   Options  Pay-    pensa-
Name and Princi-     Fiscal  Salary   Bonus   sation   Awards  Granted  outs    tion
pal Position          Year     (1)      (2)     (3)      (4)     (5)     (6)     (7)

Prem S. Sarin, Ph.D.  1997 $113,385       -       -       -     34,000     -    $3,473
Vice President of     1996 $102,379       -       -       -     32,000     -    $3,160
Research, Infectious
Diseases

Eyal Talor, Ph.D.     1997 $119,333       -  $3,000       -     58,000     -    $3,668
Vice President of     1996 $107,458       -  $3,000       -      8,000     -    $3,312
Research and
Manufacturing

Daniel Zimmerman,     1997 $104,000       -       -       -     34,000     -    $3,208
 Ph.D.,
Vice President of
Cellular Immunology

(1) The dollar value of base salary (cash and non-cash) received.

(2) The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property. Amounts in the table represent automobile, parking and other transportation expenses, plus, in the case of Maximilian de Clara and Geert Kersten, compensation received for serving as a member of the Company's Board of Directors.

(4) During the period covered by the Table, no shares of restricted stock were issued as compensation for services to the persons listed in the table. As of September 30, 1997, the number of shares of the Company's common stock, owned by the officers included in the table above, and the value of such shares at such date, based upon the market price of the Company's common stock were:

         Name                      Shares               Value

         Maximilian de Clara            -                   -
         Geert R. Kersten         104,940            $763,963
         M. Douglas Winship             -                   -
         Prem S. Sarin, Ph.D.           -                   -
         Eyal Talor, Ph.D.          1,500             $10,920
         Dan Zimmerman, Ph.D.           -                   -

    Dividends may be paid on shares of restricted stock owned by the Company's officers and directors, although the Company has no plans to pay dividends.

(5) The shares of Common Stock to be received upon the exercise of all stock options granted during the period covered by the Table. Includes certain options issued in connection with the Company's l997 Salary Reduction Plan as well as certain options purchased from the Company. See "Options Granted During Fiscal Year Ending September 30, l997" below.

(6) "LTIP" is an abbreviation for "Long-Term Incentive Plan". An LTIP is any plan that is intended to serve as an incentive for performance to occur over a period longer than one fiscal year. Amounts reported in this column represent payments received during the applicable fiscal year by the named officer pursuant to an LTIP.

(7) All other compensation received that the Company could not properly report in any other column of the Table including annual Company contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, the Company with respect to term life insurance for the benefit of the named executive officer, and the full dollar value of the remainder of the premiums paid by, or on behalf of, the Company. Amounts in the table represent life insurance premiums and/or contributions made by the Company to a 401(k) pension plan on behalf of persons named in the table.

Long Term Incentive Plans - Awards in Last Fiscal Year

         None.

Employee Pension, Profit Sharing or Other Retirement Plans

         During 1993 the Company implemented a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code and covering substantially all the Company's employees. The Company's contribution is equal to the lesser of 3% of each employee's salary, or 50% of the employee's contribution. The fiscal 1997 expenses for this plan were $35,732. Other than the 401(k) Plan, the Company does not have a defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors

         Standard Arrangements. The Company currently pays its directors $2,000 per quarter, plus expenses. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

         Other Arrangements. The Company has from time to time granted options to its outside directors: Mr. Soresi and Mr. Hudson. See Stock Options below for additional information concerning options granted to the Company's directors.

Employment Contracts

         Effective January 2, 1996, the Company entered into a three-year employment agreement with Mr. de Clara. The employment agreement provides that during the period between January 2, 1996 and January 2, 1997, the Company will pay Mr. de Clara an annual salary of $300,000. During the years ending January 2, 1998 and 1999, the Company will pay Mr. de Clara a salary of $330,000 and $363,000 respectively. In the event that there is a material reduction in Mr. de Clara's authority, duties or activities, or in the event there is a change in the control of the Company, then the agreement allows Mr. de Clara to resign from his position at the Company and receive a lump-sum payment from the Company equal to 18 months salary. For purposes of the employment agreement, a change in the control of the Company means the sale of more than 50% of the outstanding shares of the Company's Common Stock, or a change in a majority of the Company's directors.

         Effective August 1, 1997, the Company entered into a three-year employment agreement with Mr. Kersten. The employment agreement provides that during the period between August 1, 1997 and July 31, 1998, the Company will pay Mr. Kersten an annual salary of $264,848. During the years ending July 31, 1999 and 2000, the Company will pay Mr. Kersten a salary of $291,333 and $320,466 respectively. In the event that there is a material reduction in Mr. Kersten's authority, duties or activities, or in the event there is a change in the control of the Company, the agreement allows Mr. Kersten to resign from his position at the Company and receive a lump-sum payment from the Company equal to 18 months salary. For purposes of the employment agreement, a change in the control of the Company means the sale of more than 50% of the outstanding shares of the Company's Common Stock, or a change in a majority of the Company's directors.

Compensation Committee Interlocks and Insider Participation

         The Company has a compensation committee comprised of all of the Company's directors, with the exception of Mr. Kersten. During the year ended September 30, 1997, Mr. de Clara was the only officer participating in deliberations of the Company's compensation committee concerning executive officer compensation. See Item 13 of this report for information concerning transactions between the Company and Mr. de Clara.

         During the year ended September 30, 1997, no director of the Company was also an executive officer of another entity, which had an executive officer of the Company serving as a director of such entity or as a member of the compensation committee of such entity.

Stock Options

         The following tables set forth information concerning the options granted, during the fiscal year ended September 30, 1997, to the persons named below, and the fiscal year-end value of all unexercised options (regardless of when granted) held by these persons.

         Options Granted During Fiscal Year Ending September 30, l997

                                                               Potential
                   Individual Grants                       Realizable Value at
                        % of Total                         Assumed Annual Rates
                          Options                            of Stock Price
                        Granted to   Exercise               Appreciation for
              Options   Employees in Price Per  Expiration    Option Term (2)
 Name       Granted (#) Fiscal Year  Share         Date       5%         10%

Maximilian    163,000 (1)              $3.12      1/10/01  $109,210   $236,350
 de Clara     170,000                  $3.25       5/1/07  $346,800   $880,600
              333,000       34.5%

Geert R.      163,000 (1)              $3.12      1/10/01  $109,210   $236,350
 Kersten      150,000                  $3.25       5/1/07  $306,000   $777,000
              313,000       32.4%

M. Douglas     45,000        4.7%      $4.31       4/1/07   $41,400    $90,000
 Winship

Prem S.        24,000 (1)              $3.12      1/10/01   $16,080    $34,800
 Sarin, Ph.D.  10,000                  $3.25       5/1/07   $20,400    $51,800
               34,000        3.5%

Eyal
 Talor, Ph.D.   8,000 (1)              $3.12      1/10/01    $5,360    $11,600
               50,000                  $5.18      3/16/07  $162,500   $412,500
               58,000        6.0%

Daniel         24,000 (1)              $3.12      1/10/01   $16,080    $34,800
Zimmerman,     10,000                  $3.94      6/19/07   $24,800    $62,700
 Ph.D.         34,000        3.2%

(1) Options were granted in accordance with the Company's 1997 Salary Reduction Plan. Pursuant to the Salary Reduction Plan, any employee of the Company was allowed to receive options (exercisable at market price at time of grant) in exchange for a one-time reduction in such employee's salary.

(2) The potential realizable value of the options shown in the table assuming the market price of the Company's Common Stock appreciates in value from the date of the grant to the end of the option term at 5% or 10%.

                  Option Exercises and Year End Option Values

                                                                 Value (in $) of
                                                                  Unexercised
                                                                     In-the-
                                                 Number of        Money Options
                                                Unexercised         at Fiscal
                       Shares                  Options (3)         Year-End (4)
                     Acquired On  Value Re-    Exercisable/      Exercisable/
Name                 Exercise (1) alized (2)   Unexercisable     Unexercisable

Maximilian de Clara    15,000      $31,950     78,334/402,999     249,617/1,520,211
Geert R. Kersten            -            -    451,751/379,999   2,015,214/1,469,312
M. Douglas Winship          -            -     20,334/ 46,666      86,339/  139,331
Prem S. Sarin               -            -     25,667/ 42,833     110,324/  156,261
Eyal Talor                  -            -     21,500/ 63,166      88,401/  155,896
Daniel Zimmerman            -            -      4,000/ 42,000      15,360/  163,030


(1) The number of shares received upon exercise of options during the fiscal year ended September 30, 1997.

(2) With respect to options exercised during the Company's fiscal year ended September 30, 1997, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of September 30, 1997, separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of September 30, 1997, the aggregate dollar value of the excess of the market value of the stock underlying those options (as of September 30, 1997) over the exercise price of those unexercised options. Values are shown separately for those options that were exercisable, and those options that were not yet exercisable, on September 30, 1997.

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

         To be classified as incentive stock options under the Internal Revenue Code, options granted pursuant to the Plans must be exercised prior to the following dates:

     (a) The expiration of three months after the date on which an option holder's employment by the Company is terminated (except if such termination is due to death or permanent and total disability);

     (b) The expiration of 12 months after the date on which an option holder's employment by the Company is terminated, if such termination is due to the Employee's permanent and total disability;

     (c) In the event of an option holder's death while in the employ of the Company, his executors or administrators may exercise, with- in three months following the date of his death, the option as to any of the shares not previously exercised;

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

         Non-Qualified Stock Option Plan. The Non-Qualified Stock Option Plans collectively authorize the issuance of up to 2,460,000 shares of the Company's Common Stock to persons that exercise options granted pursuant to the Plans. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is deter- mined by the Committee but cannot be less than the market price of the Company's Common Stock on the date the option is granted.

         Stock Bonus Plan. Up to 40,000 shares of Common Stock may be granted under the Stock Bonus Plan. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, the Company's employees, directors, officers, consultants and ad- visors are eligible to receive a grant of the Company's shares, provided how- ever that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

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

         In the discretion of the Committee, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Committee may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan will be forfeited if the "vesting" schedule established by the Committee administering the Plan at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of the Company or the period of time a non-employee must provide services to the Company. At the time an employee ceases working for the Company (or at the time a non-employee ceases to perform services for the Company), any shares or options not fully vested will be forfeited and cancelled. At the discretion of the Committee payment for the shares of Common Stock underlying options may be paid through the delivery of shares of the Company's Common Stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of Common Stock may also be permitted at the discretion of the Committee.

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

         Option Summary. The following sets forth certain information, as of November 30, 1997, concerning the stock options granted by the Company. Each option represents the right to purchase one share of the Company's Common Stock.

                                          Total         Shares
                                          Shares     Reserved for   Remaining
                                         Reserved    Outstanding     Options
Name of Plan                            Under Plan     Options      Under Plan

1992 Incentive Stock Option Plan          100,000       78,550         3,283
1992 Non-Qualified Stock Option Plan       60,000       14,000         2,500
1994 Incentive Stock Option Plan          100,000      100,000            --
1994 Non-Qualified Stock Option Plan      100,000       27,250         2,750
1995 Non-Qualified Stock Option Plan      800,000      562,417        43,874
1996 Incentive Stock Option Plan          600,000      392,666       207,334
1996 Non-Qualified Stock Option Plan    1,500,000      950,000       550,000

TOTAL:                                               2,124,883       809,741

         As of November 30, 1997, 1,500 shares had been issued pursuant to the Company's 1992 Stock Bonus Plan. All of these shares were issued during the fiscal year ending September 30, 1994.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of November 30, 1997, information with respect to the only persons owning beneficially 5% or more of the outstanding Common Stock and the number and percentage of outstanding shares owned by each director and officer and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of Common Stock.

Name and Address                Number of Shares  (1)     Percent of Class (3)
Maximilian de Clara                   33,342                     *
Bergstrasse 79
6078 Lungern,
Obwalden, Switzerland

Geert R. Kersten                     556,691 (2)                 4.8%
66 Canal Center Plaza
Suite 510
Alexandria, VA  223l4

Patricia B. Prichep                   55,530                     *
66 Canal Center Plaza
Suite 510
Alexandria, VA  223l4

M. Douglas Winship                    20,334                     *
66 Canal Center Plaza
Suite 510
Alexandria, VA  223l4

Eyal Talor, Ph.D.                     11,834                     *
66 Canal Center Plaza
Suite 510
Alexandria, VA  223l4

Daniel H. Zimmerman, Ph.D.             9,000                     *
66 Canal Center Plaza
Suite 510
Alexandria, VA  22314

Prem Sarin, Ph.D.                     25,667                     *
66 Canal Center Plaza
Suite 510
Alexandria, VA  22314

Mark Soresi                           85,000                     *
1010 Wayne Ave., 8th Floor
Silver Spring, MD  209l0

F. Donald Hudson                      65,000                     *
53 Mt. Vernon Street
Boston, MA  02108






All Officers and Directors
as a Group (9 persons)               862,398                     7.2%

*Less than 1%


(1) Includes shares issuable prior to February 28, 1998 upon the exercise of options or warrants granted to the following persons:

                                          Options or Warrants Exercisable
         Name                                Prior to February 28, 1998

         Maximilian de Clara                        23,334
         Geert R. Kersten                          462,751
         Patricia B. Prichep                        52,500
         M. Douglas Winship                         20,324
         Eyal Talor, Ph.D.                          10,334
         Daniel H. Zimmerman, Ph.D.                  9,000
         Prem Sarin, Ph.D.                          25,667
         Mark Soresi                                65,000
         F. Donald Hudson                           65,000

         See Item 10 of this report for information concerning outstanding stock options.

(2) Amount includes shares held in trust for the benefit of Mr. Kersten's minor children. Geert R. Kersten is the stepson of Maximilian de Clara.

(3) Amount excludes shares which may be issued upon the exercise or conversion of other options, warrants and other convertible securities previously issued by the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The MULTIKINE technology being tested by the Company was developed by a group of researchers and was assigned, during 1980 and 1981, to Hooper Trading Company, N.V., a Netherlands Antilles' corporation ("Hooper"), and Shanksville Corporation, also a Netherlands Antilles corporation ("Shanksville"). The MULTIKINE technology assigned to Hooper and Shanksville was licensed to Sittona Company, B.V., a Netherlands corporation ("Sittona"), effective September, 1982 pursuant to a licensing agreement which required Sittona to pay Hooper and Shanksville royalties on income received by Sittona with respect to the MULTIKINE technology. In 1983, Sittona licensed the MULTIKINE Technology to the Company and received from the Company a $1,400,000 advance royalty payment. At such time as the Company generates revenues from the sale or sublicense of this technology, the Company will be required to pay royalties to Sittona equal to l0% of net sales and l5% of the licensing royalties received from third parties. In that event, Sittona, pursuant to its licensing agreements with Hooper and Shanksville, was required to pay to those companies a minimum of l0% of any royalty payments received from the

Company. The license agreement with Sittona also required the Company to bear the expense of preparing, filing and processing patent applications and to obtain and maintain patents in the United States and foreign countries on all inventions, developments and improvements made by or on behalf of the Company relating to the MULTIKINE technology. The license was to remain in effect until the expiration or abandonment of all patent rights or until the MULTIKINE technology entered into the public domain, whichever was later.

         Prior to October, 1996, Maximilian de Clara, an Officer, Director and shareholder of the Company, owned 50% and 30%, respectively, of Hooper and Shanksville. Between 1985 and October 1996 Mr. de Clara owned all of the issued and outstanding stock of Sittona. In October 1996, Mr. de Clara disposed of his interest in Hooper, Shanksville and Sittona.

         In January 1997 Hooper and Shanksville sold all of their rights in the MULTIKINE technology to Sittona. Immediately following these transactions, Sittona sold all of its rights in the MULTIKINE technology to the Company, including all rights acquired from Hooper and Shanksville, in consideration for $500,000 in cash and 751,678 shares of the Company's common stock. The shares of the Company's Common Stock acquired by Sittona as a result of this transaction are being offered for public sale by means of a registration statement filed with the Securities and Exchange Commission.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) See the Financial Statements attached to this Report.

    (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1997.

    (c)  Exhibits                           Page Number

3(a)     Articles of Incorporation     Incorporated      by
                                       reference   to   Exhibit   3(a)  of  the
                                       Company's     combined      Registration
                                       Statement     on     Form     S-1    and
                                       Post-Effective  Amendment ("Registration
                                       Statement"),      Registration      Nos.
                                       2-85547-D and 33-7531.

 (b)     Amended Articles              Incorporated    by   reference   to
                                       Exhibit    3(a)    of   the    Company's
                                       Registration   Statement  on  Form  S-1,
                                       Registration Nos. 2-85547-D and 33-7531.

 (c)     Amended Articles              Incorporated    by   reference   to
                                       Exhibit (Name change only) 3(c) filed with Registration Statement on Form S-1
                                       (No. 33-34878).

 (d)                                   Bylaws   Incorporated   by  reference  to
                                       Exhibit    3(b)    of    the    Company's
                                       Registration   Statement   on  Form  S-1,
                                       Registration Nos. 2-85547-D and 33-7531.

4(a) Specimen copy of Incorporated by reference to Exhibit Stock Certificate 4(a) of the Company's Registration Statement on Form S-1, Registration Nos. 2-85547-D
                                       and 33-7531.

4(c)     Form of Common Stock          Incorporated    by   reference   to
                                       Exhibit  Purchase  Warrant 4(c) filed as
                                       an   exhibit   to   the   Com-    pany's
                                       Registration   Statement   on  Form  S-1
                                       (Registration No. 33-43281).

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
                                       Statement  on  Form  S-1,   Registration
                                       Nos. 2-85547-D and 33-7531.

 (c)     Addendum effective May 3,     Incorporated    by   reference   to
         1983 to Licensing Agreement   Exhibit 10(e) of the Company's
         with Sittona Company, B.V.    Registration Statement on Form S-1,
                                       Registration   Nos.   2-85547-D   and
                                       33-7531.

 (d) Addendum effective October Incorporated by reference to 13, 1989 to Licensing Agree- Exhibit 10(d) of Company's Annual Report ment with Sittona Company, on Form 10-K for the year ended September
         B.V.                          30, 1989.


10(e)    Employment Agreement with     Incorporated  by reference to Exhibit
         Geert Kersten                 10(e) filed as an exhibit to the
                                       Company's Registration Statement on Form
                                       S-1 (Registration No. 33-43281).

l0(f)    Research Agreement between    Incorporated    by   reference   to
         Viral Technologies, Inc.      Exhibit 10(f) filed as an exhibit to  the
         George Washington University  Company's Registration Statement on Form
                                       S-1 (Registration No. 33-43281).

l0(g)    Agreement between Viral       Incorporated  by reference to Exhibit
         Technologies, Inc. and        10(g) filed as an exhibit to the
         Nippon Zeon Co., Ltd.         Company's Registration  Statement on Form
                                       S-1 (Registration No. 33-43281).

23       Consent of accountants           Filed with this report

27       Financial data schedule          Filed with this report

    (d)  Financial statement schedules.

         None

CEL-SCI CORPORATION


Consolidated Financial Statements for the Years
Ended September 30, 1997, 1996, and 1995,
and Independent Auditors' Report

CEL-SCI CORPORATION


TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                     Page

INDEPENDENT AUDITORS' REPORT                                          F-1

CONSOLIDATED  FINANCIAL STATEMENTS FOR THE YEARS ENDED SEPTEMBER 30, 1997, 1996,
 AND 1995:

  Consolidated Balance Sheets                                         F-2

  Consolidated Statements of Operations                               F-3

  Consolidated Statements of Stockholders' Equity                     F-4

  Consolidated Statements of Cash Flows                               F-5

  Notes to Consolidated Financial Statements                       F-6 - F-19

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of CEL-SCI Corporation:

We have audited the accompanying consolidated balance sheets of CEL-SCI Corporation (the Company) as of September 30, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CEL-SCI Corporation as of September 30, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.



DELOITTE & TOUCHE LLP
Washington, DC
December 8, 1997

CEL-SCI CORPORATION

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1997 AND 1996
--------------------------------------------------------------------------------

ASSETS                                                                            1997         1996

CURRENT ASSETS:
    Cash and cash equivalents                                                 $3,508,606   $3,549,810
    Investment securities available for sale                                     745,216    6,498,812
    Interest and other receivables                                               106,443       76,515
    Prepaid expenses                                                             410,788      272,404
    Advances to officer/shareholder and employees                                291,781      142,973
                                                                             -----------  -----------
                      Total current assets                                     5,062,834   10,540,514

RESEARCH AND OFFICE EQUIPMENT - Less accumulated
    depreciation of $1,128,410 and $863,899                                      791,964      871,983

DEPOSITS                                                                          18,178       18,178

PATENT COSTS - Less accumulated amortization
    of $402,025 and $352,990                                                     461,421      447,695
                                                                             -----------  -----------
                                                                              $6,334,397  $11,878,370
                                                                             ===========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                     $  481,587      274,410

                      Total current liabilities
                                                                                 481,587      274,410

DEFERRED RENT                                                                     27,030       19,638
                                                                             -----------  -----------
                     Total liabilities                                           508,617      294,048

STOCKHOLDERS' EQUITY:
    Series A Preferred stock, $.01 par value - authorized,  3,500 shares; issued and outstanding, -0- and 600 shares (Liquidation
        preference of $1,000)                                                          -            6
    Series B Preferred stock, $.01 par value - authorized, 5,000 shares;
        issued and outstanding, -0- and 5,000 shares (liquidation                      -           50
        preference of $1,000)
    Series C Preferred stock, $01 par value - authorized, 3,600 shares;
        issued and outstanding, -0- shares                                             -            -
    Common stock, $.01 par value - authorized, 100,000,000 shares;
        issued and outstanding, 10,445,691 and 7,831,481 shares                  104,457       78,315
    Additional paid-in capital                                                44,419,244   41,918,036
    Net unrealized loss on marketable equity securities                           (3,499)     (16,078)
    Accumulated deficit                                                      (38,694,422) (30,396,007)
                                                                             -----------  -----------
                   Total stockholders' equity                                  5,825,780   11,584,322
                                                                             -----------  -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $6,334,397  $11,878,370
                                                                             ===========  ===========

See notes to consolidated financial statements.

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

                                                        1997        1996         1995

INVESTMENT INCOME                                     $386,547    $255,053     $365,049

OTHER INCOME                                            51,598      67,317       58,716
                                                     ---------   ---------    ---------
           Total income                                438,145     322,370      423,765
                                                     ---------   ---------    ---------
OPERATING EXPENSES:
    Research and development                         6,011,670   3,471,477    1,824,661
    Depreciation and amortization                      313,547     290,829      262,705
    General and administrative                       2,302,386   2,882,958    1,713,912
                                                     ---------   ---------    ---------
                      Total operating expenses       8,672,603   6,645,264    3,801,278
                                                     ---------   ---------    ---------
EQUITY IN LOSS OF
    JOINT VENTURE                                            -      (3,772)    (501,125)
                                                     ---------   ---------    ---------
NET LOSS                                             8,189,458   6,326,666    3,878,638
                                                     =========   =========    =========
LOSS PER COMMON SHARE                                 $   0.88    $   0.98     $   0.89
                                                     =========   =========    =========
WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                               9,329,419   6,425,316    4,342,628
                                                     =========   =========    =========

See notes to consolidated financial statements.

CEL-SCI CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS'EQUITY
YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

                                             Preferred            Preferred           Preferred
                                           Series A Stock       Series B Stock     Series C Stock         Common Stock
                                         ---------------------  -----------------  ------------------  ---------------------
                                             Shares    Amount      Shares  Amount     Shares   Amount      Shares    Amount

BALANCE, OCTOBER 1, 1994                        -       $ -          -      $-          -        $-      4,188,244   $41,882

    Common stock issued for cash                -         -          -       -          -         -      1,150,000    11,500

    Change in market value of marketable
        securities available for sale           -         -          -       -          -         -            -          -

    Net loss                                    -         -          -       -          -         -            -          -
                                             -------   -------     -----   -----      -----     -----    ---------   -------
BALANCE, SEPTEMBER 30, 1995                     -         -          -       -          -         -      5,338,244    53,382

    Common stock issued for cash                -         -          -       -          -         -         23,000       230

    Exercise of stock options                   -         -          -       -          -         -        171,711     1,717

    Exercise of warrants                        -         -          -       -          -         -      1,332,780    13,328

    Conversion of convertible debentures        -         -          -       -          -         -        257,480     2,575

    Stock issued for acquisition of VTI
        and Nippon-Zeon rights                  -         -          -       -          -         -        204,170     2,042

    Issuance - Series A preferred stock   3,500.00     35.00         -       -          -         -            -          -

    Issuance - Series B preferred               -         -        5,000    50          -         -            -          -

    Preferred Series A conversion        (2,900.00)      (29)        -       -          -         -        504,096     5,041

    Cash dividends on Series A and
        Series B preferred stock                -         -          -       -          -         -            -          -
    Change in market value of marketable
        securities available for sale           -         -          -       -          -         -            -          -

    Net loss                                    -         -          -       -          -         -            -          -
                                             -------   -------     -----   -----      -----     -----    ---------   -------
BALANCE, SEPTEMBER 30, 1996                 600.00      6.00      5,000      50         -         -      7,831,481    78,315

    Exercise of stock options                   -         -          -       -          -         -        127,500     1,275

    Exercise of warrants                        -         -          -       -          -         -         61,220       612

    Stock issued for acquisition of Multikine
        and Cell-Med's Heteroconjugate rights   -         -          -       -          -         -        785,056     7,851

    Stock options issued to nonemployees
                                                -         -          -       -          -         -            -          -
    Issuance - Series C preferred stock         -         -          -       -        2,850       29           -          -

    Repurchase of Preferred B shares            -         -      (2,850)    (29)        -         -            -          -

    Preferred Series A conversion          (600.00)       (6)        -       -          -         -        127,945     1,279

    Preferred Series B conversion               -         -      (2,150)    (21)        -         -        597,218     5,972

    Preferred Series C conversion               -         -          -       -       (2,850)     (29)      915,271     9,153

    Cash dividends on Series A and B            -         -          -       -          -         -            -          -

    Change in market value of marketable
        securities available for sale           -         -          -       -          -         -            -          -

    Net loss                                    -         -          -       -          -         -            -          -
                                             -------   -------     -----   -----      -----     -----    ---------   -------
BALANCE, SEPTEMBER 30, 1997                     -        $-          -      $-          -        $-     10,445,691   104,457


See notes to consolidated financial statements.



CEL-SCI CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

                                             Additional
                                              Paid in
                                              Capital        Other        Deficit       Total

BALANCE, OCTOBER 1, 1994                    $26,854,848    $(85,753)    $(20,131,909)  $6,679,068

    Common stock issued for cash              1,944,350          -                -     1,955,850

    Change in market value of marketable
        securities available for sale                -       85,753               -        85,753

    Net loss                                         -           -        (3,878,638)  (3,878,638)
                                             ----------     -------      -----------   ----------
BALANCE, SEPTEMBER 30, 1995                  28,799,198          -       (24,010,547)   4,842,033

    Common stock issued for cash                 57,270          -                -        57,500

    Exercise of stock options                   491,113          -                -       492,830

    Exercise of warrants                      2,330,226          -                -     2,343,554

    Conversion of convertible debentures      1,284,825          -                -     1,287,400

    Stock issued for acquisition of VTI
        and Nippon-Zeon rights                  834,117          -                -       836,159

    Issuance - Series A preferred stock         430,034          -                -       430,069

    Issuance - Series B preferred stock       4,799,950          -                -     4,800,000

    Preferred Series A conversion             2,891,303          -                -     2,896,315

    Cash dividends on Series A and
        Series B preferred stock                    -            -           (58,794)     (58,794)

    Change in market value of marketable
        securities available for sale               -       (16,078)              -       (16,078)

    Net loss                                        -            -        (6,326,666)  (6,326,666)
                                             ----------     -------      -----------   ----------
BALANCE, SEPTEMBER 30, 1996                  41,918,036     (16,078)     (30,396,007)  11,584,322

    Exercise of stock options                   427,650          -                -       428,925

    Exercise of warrants                        168,084          -                -       168,696

    Stock issued for acquisition of Multikine
        and Cell-Med's Heteroconjugate rights 1,817,149          -                -     1,825,000

    Stock options issued to nonemployees
        for services                            104,673          -                -       104,673

    Issuance - Series C preferred stock       2,849,971          -                -     2,850,000

    Repurchase of Preferred B shares         (2,849,971)         -                -    (2,850,000)

    Preferred Series A conversion                (1,273)         -                -             -

    Preferred Series B conversion                (5,951)         -                -             -

    Preferred Series C conversion                (9,124)         -                -             -

    Cash dividends on Series A and B                -            -          (108,957)    (108,957)

    Change in market value of marketable
        securities available for sale               -        12,579               -        12,579

    Net loss                                        -            -        (8,189,458)  (8,189,458)
                                            ===========    ========     ============   ===========
BALANCE, SEPTEMBER 30, 1997                 $44,419,244    $ (3,499)    $(38,694,422)  $5,825,780



See notes to consolidated financial statements.

CEL-SCI CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995
-------------------------------------------------------------------------------

                                                                  1997               1996             1995

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                     $(8,189,458)       $(6,326,666)     $(3,878,638)

    Adjustments to reconcile net loss to net cash used in operating activities:
        Depreciation and amortization                                313,547            290,829          262,705
        Equity in loss of Joint Venture                                   -               3,772          501,125
        Issue of stock options for services                          104,673                 -                -
        Research and development expenses related to stock
            purchase of Cell-Med                                      75,000                 -                -
        Research and development expenses related to stock
            purchase of Multikine rights from Sittona              1,750,000                 -                -
        Research and development expenses related to
            purchase of Viral Technologies, Inc.                          -             515,617               -
        Research and development expenses related to
            purchase of licensing agreement from Nippon Zeon              -             219,375               -
        Net realized loss on sale of securities                           -                  -            42,490
        Amortization of investment premiums and discounts           (158,825)            22,558            6,407
        Changes in assets and liabilities:
            Decrease (increase) in advances                          137,567           (129,739)           4,147
            (Increase) decrease in prepaid expenses, deposits,
                interest receivable, and receivable from joint
                venture                                             (168,312)            56,456         (396,705)
            Increase (decrease) in accounts payable,
                accrued expenses, and deferred rent                  214,569             20,601          (68,330)
                                                                  ----------         ----------       ----------
                      Net cash used in operating activities       (5,921,239)        (5,327,197)      (3,526,799)
                                                                  ----------         ----------       ----------
CASH FLOWS PROVIDED BY (USED IN)
    INVESTING ACTIVITIES:
    Purchases of investments                                      (1,700,000)        (6,492,955)        (389,688)
    Sales and maturities of investments                            7,625,000            170,000        2,951,299
    Advances to Joint Venture                                             -                  -          (346,081)
    Repayment on note receivable from shareholder                     13,625                 -                -
    Issuance of note receivable to shareholder                      (300,000)                -                -
    Expenditures for property and equipment                         (184,543)           (16,727)        (151,006)
    Expenditures for patents                                         (62,762)           (63,379)              -
                                                                  ----------         ----------       ----------
                      Net cash provided by                         5,391,320         (6,403,061)       2,064,524
                                                                  ----------         ----------       ----------


                                   (Continued)

CEL-SCI CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995
--------------------------------------------------------------------------------

                                                             1997          1996           1995

CASH FLOWS PROVIDED BY (USED IN)
    FINANCING  ACTIVITIES:
    Issuance of note payable                                     -               -       184,915
    Issuance of convertible debentures                           -        1,250,000           -
    Issuance of preferred and common stock                  597,672      10,927,075    1,955,850
    Repayment of note receivable for stock option exercise       -           86,100           -
    Repayment of note payable                                    -         (811,263)    (162,253)
    Dividends paid                                         (108,957)        (58,794)          -
                                                         ----------      ----------   ----------
             Net cash provided by financing activities      488,715      11,393,118    1,978,512
                                                         ----------      ----------   ----------
NET INCREASE (DECREASE) IN CASH                             (41,204)       (337,140)     516,237

CASH, BEGINNING OF YEAR                                   3,549,810       3,886,950    3,370,713
                                                         ----------      ----------   ----------
CASH, END OF YEAR                                        $3,508,606      $3,549,810   $3,886,950
                                                         ==========      ==========   ==========

     SUPPLEMENTAL DISCLOSURES:

In October 1995, CEL-SCI issued 159,170 shares of common stock as consideration for the purchase of the remaining 50% of Viral Technology, Inc. In conjunction with this acquisition, CEL-SCI obtained net assets with a fair value of $170,000.

In March 1996, a shareholder of the Company exercised options to purchase 40,000 shares of common stock. The shareholder signed a note for the stock, agreeing to pay the note by the end of June 1996. The note was repaid in June 1996.

During 1996, $1,250,000 of the convertible debentures were converted into 250,000 shares of common stock.

During 1997 and 1996, the net unrealized loss on investments available-for-sale was $3,499 and $16,078, respectively.

During the quarter  ended  December 31,  1996,  600 shares of Series A Preferred
     Stock were converted into 127,945 shares of common stock and 1,900 shares of Series B Preferred Stock were converted into 527,774 shares of common stock. During the quarter ended March 31, 1997, 500 shares of Series C Preferred Stock were converted into 125,000 shares of common stock. During the quarter ended June 30, 1997,250 shares of Series B Preferred Stock was converted into 69,444 shares of common stock and 2,350 shares of Series C Preferred Stock were converted into 790,271 shares of common stock

In March 1997, CEL-SCI issued 751,678 shares of common stock as consideration for the purchase of the rights to its Multikine technology. In addition, the Company paid $500,000 in cash for the rights, included in research and development expense.

In April 1997, CEL-SCI issued 33,378 shares of common stock to Cell-Med as a payment for the company's heteroconjugate technology. CEL-SCI also paid $50,000 in cash to Cell-Med, included in research and development expense.

                                                                  (Concluded)
See notes to consolidated financial statements.

CEL-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1997, 1996, AND 1995
--------------------------------------------------------------------------------


1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CEL-SCI Corporation (the Company) was incorporated on March 22, 1983, in the State of Colorado, to finance research and development in biomedical science and ultimately to engage in marketing products.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Significant accounting policies are as follows:

Principles of Consolidation - The consolidated financial statements include the accounts of CEL-SCI Corporation and its wholly owned subsidiary, Viral Technologies, Inc. All significant intercompany transactions have been eliminated upon consolidation.

Investments - Investments that may be sold as part of the liquidity management of the Company or for other factors are classified as available-for-sale and are carried at fair market value. Unrealized gains and losses on such securities are reported as a separate component of stockholders' equity. Realized gains and losses on sales of securities are reported in earnings and computed using the specific identified cost basis.

Research and Office Equipment - Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years.

Research and Development Costs - Research and development expenditures are expensed as incurred.

Patents - Patent expenditures are capitalized and amortized using the straight-line method over 17 years. In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization will be made.

Net Loss Per Share - Net loss per common share is computed by dividing the net loss, after increasing the loss for the effect of any preferred stock dividends, by the weighted average number of common shares outstanding during the period. Common stock equivalents, including options to purchase common stock, were excluded from the calculation for all periods presented as they were antidilutive.

Investment in Joint Venture - Through October 1995, the investment in joint venture was accounted for by the equity method. The Company's proportionate share of the net loss of the joint venture has been included in the respective statements of operations. In October 1995, the Company purchased the remaining 50% interest in the joint venture, and as of October 15, 1995, the operations of the joint venture are consolidated in the financial statements of the Company.

Statement of Cash Flows - For purposes of the statements of cash flows, cash consists principally of unrestricted cash on deposit, and short-term money market funds. The Company considers all highly liquid investments with a maturity of less than three months to be cash equivalents.

Prepaid Expenses - The majority of prepaid expenses consist of bulk purchases of laboratory supplies to be consumed in the manufacturing of the Company's product for clinical studies and for its further development.

Income Taxes - Income taxes are provided using the liability method under which deferred tax liabilities or assets are determined based on the difference between the financial statement and tax bases of assets and liabilities (i.e., temporary differences) and are measured at the enacted tax rates. Deferred tax expense is determined by the change in the liability or asset for deferred taxes.

Reclassifications - Certain reclassifications have been made to the 1996 and 1995 financial statements for comparative purposes with the 1997 financial statements.

2.  INVESTMENTS

The   carrying    values   and   estimated    market   values   of   investments
available-for-sale at September 30, 1997 and 1996, are as follows:




                                                   September 30, 1997
                                 -------------------------------------------------------------
                                                  Gross          Gross          Market Value
                                  Amortized     Unrealized     Unrealized     at September 30,
                                     Cost         Gains          Losses             1997

U. S. Government Securities      $ 249,713       $    -          $ (213)         $ 249,500
                                 ---------       -------         ------          ---------
Corporate Debt Securities          499,002            -          (3,286)           495,716
                                 ---------       -------         ------          ---------
Total                            $ 748,715       $(3,499)        $   -           $ 745,216
                                 =========       =======         ======          =========

                                                   September 30, 1997
                                 -------------------------------------------------------------
                                                  Gross          Gross          Market Value
                                  Amortized     Unrealized     Unrealized     at September 30,
                                     Cost         Gains          Losses             1997

U. S. Government Securities      $ 249,713       $  -            $(213)          $ 249,500
Corporate Debt Securities          499,002          -           (3,286)            495,716
                                 ---------       -------         -----           ---------
Total                            $ 748,715       $  -           (3,499)          $ 745,216
                                 =========       =======         =====           =========


While management has classified investments as available-for-sale, management intends to hold such securities to maturity for the foreseeable future.

The gross realized gains and losses of sales of investments available-for-sale for the years ended September 30, 1997, 1996, and 1995, are as follows:

                          1997      1996       1995

Realized gains            $ -       $ -       $17,839

Realized losses             -         -        60,329
                          ----      ----     --------
Net realized gain (loss)  $ -       $ -      $(42,490)
                          ====      ====     ========
3.  RESEARCH AND OFFICE EQUIPMENT

Research and office equipment at September 30, 1997 and 1996, consist of the following:


                                           1997          1996

Research equipment                       $1,700,173    $1,548,778

Furniture and equipment                     200,929       167,832

Leasehold improvements                       19,272        19,272
                                         ----------    ----------
                                          1,920,374     1,735,882
Less accumulated depreciation and
amortization                             (1,128,410)     (863,899)
                                         ----------    ----------
Net research and office equipment        $  791,964    $  871,983
                                         ==========    ==========


4.  JOINT VENTURE

In October 1995, the Company purchased the remaining 50 percent interest in VTI from Alpha 1. Prior to this date, VTI was wholly owned by the Company and Alpha 1, each having a 50% ownership interest. The Company conveyed 159,170 shares of CEL-SCI common stock as the consideration for the net assets of VTI with a fair value of approximately $170,000. The acquisition was accounted for under the purchase method of accounting with substantially all of the value of the purchase price being expensed as research and development expense for the year ended September 30, 1996, as the acquisition represents primarily research and development costs. Effective October 31, 1995, the Company has consolidated CEL-SCI's and VTI's financial statements, and the consolidated financial statements reflect the results of VTI's operations since the date of acquisition.

During the year ended September 30, 1995, VTI had no sales and incurred expenses of $1,002,250 with a net loss of $1,002,250 for the year.

In July 1996, VTI purchased all of the remaining rights to HGP-30 in return for 45,000 shares of the Company's common stock which was charged to expense as purchased research and development.

5.  CREDIT ARRANGEMENTS

As of September 30, 1997, the Company had a line of credit outstanding with a bank in the total amount of $973,500, which can be used through January 5, 1999. Interest on the line of credit is based on the bank's prime rate plus two percent. No amounts have been borrowed under this agreement for the years ended September 30, 1997 and 1996.

6.  RELATED-PARTY TRANSACTIONS

On March 10, 1997, the Company purchased from Sittona Company, B.V., Netherlands, all rights to its Multikine technology, including all patents and trade secrets. The previous agreement with Sittona required CEL-SCI to pay a 10% royalty on sales and a 15% royalty on sublicenses for the use of the technology, know-how, and trade secrets. The Company purchased these rights with $500,000 in cash and 751,678 shares of its common stock. The total purchase price of $2,250,000 was charged to expense as purchased research and development.

The technology and know-how licensed to the Company, called Multikine, was developed by a group of researchers under the direction of Dr. Hans-Ake Fabricius and was assigned during 1980 and 1981 to Hooper Trading Company, N.V., a Netherlands Antilles corporation (Hooper) and Shanksville Corporation, also a Netherlands Antilles corporation (Shanksville). Maximillian de Clara, an officer and director in the Company, and Dr. Fabricius owned 50% and 30%, respectively, of each of these companies. The technology and know-how assigned to Hooper and Shanksville was licensed to Sittona Company, B.V., a Netherlands corporation (Sittona), effective September, 1982 pursuant to a licensing agreement which required Sittona to pay to Hooper and Shanksville royalties on income received by Sittona respecting the technology and know-how licensed to Sittona. In 1983, Sittona licensed this technology to the Company. At such time as the Company generates revenues from the sale or sublicense of this technology, the Company was to pay royalties to Sittona equal to 10% of net sales and 15% of licensing royalties received from third parties. In that event, Sittona, pursuant to its licensing agreements with Hooper and Shanksville, would have been required to pay to those companies a minimum of 10% of any royalty payments received from the Company.

In 1985 Mr. de Clara acquired 100% of the issued and outstanding stock of Sittona. In this arrangement Mr. de Clara and Dr. Fabricius, because of their ownership interests in Hooper and Shanksville, would have received approximately 50% and 30%, respectively, of any royalties paid by Sittona to Hooper and Shanksville; and Mr. de Clara, through his interest in all three companies (Hooper, Shanksville, and Sittona), could have received up to 95% of any royalties paid by the Company.

Between 1985 and October 1996, Mr. de Clara owned all of the issued and outstanding stock of Sittona. In October 1996, Mr. de Clara disposed of his interest in Sittona.

During the year ended September 30, 1996, a shareholder and officer of the Company borrowed $86,100 from the Company to exercise the purchase of 40,000 shares of common stock, which was evidenced by a short-term promissory note. The note was subsequently repaid during the year. In addition, at September 30, 1997 and 1996, $-0- and $138,000, respectively, was receivable from the officer in Company advances.

In October 1996, the Company loaned $300,000 to an officer and shareholder. The loan carried an interest rate of 5% and was due on December 31, 1996. At that time, the loan was extended and the balance is now due March 31, 1998. Payments have been made on the note, and the balance on September 30, 1997, was $286,875.

7.  INCOME TAXES

The  approximate   tax  effect  of  each  type  of  temporary   differences  and
carryforward that gave rise to the Company's deferred tax assets and liabilities at September 30, 1997 and 1996, is as follows:


                                           1997             1996

Depreciation                           $   (18,258)       $(17,989)


Prepaid expenses                           (91,186)        (25,588)

Net operating loss carryforward         14,811,399      11,658,132

Other                                       10,261           7,455

Less:  Valuation allowance
                                       (14,712,216)    (11,622,010)
                                      ------------     -----------
Net deferred                          $         -      $        -
                                      ============     ===========

The  Company  has  available   for  income  tax  purposes  net  operating   loss
carryforwards of approximately $39,063,000, expiring from 1998 through 2008.

In the event of a significant change in the ownership of the Company, the utilization of such carryforwards could be substantially limited.

The difference in the Company's U.S. federal statutory income tax rate and the Company's effective rate is primarily attributed to the recording of a valuation allowance for the amount of future tax benefits that is more likely than not to be realized.

8.  STOCK OPTIONS, WARRANTS, AND BONUS PLAN

1996 Plans: During the year ended September 30, 1996, the shareholders of the Company approved the adoption of two new Plans, the 1996 Incentive Stock Option Plan (1996 Incentive Plan) and the 1996 Non-Qualified Stock Option Plan (1996 Non-Qualified Plan). Shares are reserved under each plan and total 600,000 and 400,000 shares, respectively. In August 1997, the 1996 Non-Qualified Plan was amended to provide for 1,500,000 shares to be reserved under the 1996 Non-Qualified Plan.

1995 Plans: The shareholders of the Company approved the adoption of the 1995 Non-Qualified Stock Option Plan (1995 Non-Qualified Plan) and reserved 400,000 shares under the plan. Terms of the options are to be determined by the Company's Compensation Committee, but in no event are options to be granted for shares at a price below fair market value at the date of grant. In December 1995, the 1995 Non-Qualified Plan was amended to provide for 800,000 shares to be reserved under the 1995 Non-Qualified Plan.

During the year ended September 30, 1995, the Board of Directors canceled certain options under the various stock option plans and replaced them with new options. Under this conversion the number of options outstanding did not increase or decrease as the conversion was an exchange of options within the plans to maximize reserved shares in the Plans with the options granted.

1994 Plans: Shares are reserved under the 1994 Incentive Stock Option Plan (1994 Incentive Plan) and the 1994 Non-Qualified Stock Option Plan (1994 Non-Qualified) and total 100,000 shares for each plan. Only employees of the Company are eligible to receive options under the 1994 Incentive Plan, while the Company's employees, directors, officers, and consultants or advisors are eligible to be granted options under the 1994 Non-Qualified Plan. Terms of the options are to be determined by the Company's Compensation Committee, which will administer all of the plans, but in no event are options to be granted for shares at a price below fair market value at date of grant. Options granted under the option plans must be granted, or shares issued under the bonus plan issued, before July 29, 2004.

1992 Plans: The 1992 Incentive Stock Option Plan (1992 Incentive Plan), the 1992 Non-Qualified Stock Option Plan (1992 Non-Qualified Plan), and the Stock Bonus Plan (1992 Bonus Plan) include shares that are reserved under each plan and total 100,000, 60,000, and 40,000 shares, respectively. Only employees of the Company are eligible to receive options under the Incentive Plan, while the Company's employees, directors, officers, and consultants or advisors are eligible to be granted options under the Non-Qualified Plan or issued shares under the Bonus Plan. Terms of the options are to be determined by the Company's Compensation Committee, which will administer all of the plans, but in no event are options to be granted for shares at a price below fair market value at date of grant. Options granted under the option plans must be granted, or shares issued under the bonus plan issued, before August 20, 2002.

1987 Plan:  The 1987  Nonqualified  Stock  Option and Stock Bonus Plan (the 1987
Plan) reserved 200,000 shares of the Company's previously unissued common stock to be granted as incentive stock options to employees. The 1987 Plan reserved 50,000 shares of the Company's previously unissued common stock to be granted as stock bonuses to employees. The exercise price of the options could not be established at less than fair market value on the date of grant and the option period could not be greater than ten years. During 1993, the 1987 Plan was terminated and no further options will be granted and no further bonus shares will be issued pursuant to the 1987 Plan. In June 1997, all options outstanding under the 1987 Plan expired.

Information regarding the Company's stock option plans are summarized as follows:


                                                                   Outstanding                 Exercisable
                                                               ---------------------    --------------------------
                                           Range                           Weighted                  Weighted
                                            of                             Average                   Average
                                          Option                           Exercise                  Exercise
                                          Prices                 Shares     Prices       Shares       Prices
1987 Stock Option and Bonus Plan:
    Balance, September 30, 1994        $3.40 - 20.90             183,250    17.58        143,249      17.19
        Canceled                       $3.40 - 20.90            (176,250)   17.59       (136,249)     16.34
                                                                --------   ------       --------     ------
     Balance, September 30, 1995 and  $16.50 - 19.70               7,000    17.41          7,000      17.41
         Forfeitures                  $16.50 - 19.70               7,000    17.41          7,000      17.41
                                                                --------   ------       --------     ------
    Balance, September 30, 1997
                                                                      -        -              -          -
                                                                ========   ======       ========     ======
1992 Incentive Stock Option Plan:
     Balance, September 30, 1994       $6.80 - 15.60              42,000    11.41          4,166      15.29
        Canceled                       $6.80 - 15.60             (42,000)   11.41         (4,166)     15.29
        Granted                        $2.87 -  3.87              57,550     3.01         20,917       2.87
                                                                --------   ------       --------     ------
    Balance, September 30, 1995        $2.87 - 3.87               57,550     3.01         20,917       2.87
        Forfeitures                    $2.94 - 3.44               (5,833)    2.96             -          -
        Granted                        $2.87 - 3.87               45,500     3.23             -          -
        Exercised                      $2.87                     (14,001)    2.87        (14,001)      2.87
        Became exercisable             $2.87 - 3.87                   -        -          39,102       3.13
                                                                --------   ------       --------     ------
    Balance, September 30, 1996        $2.87 - 3.87               83,216     3.16         46,018       3.12
        Forfeitures                        $2.87                    (500)    2.87             -          -
        Exercised                          $2.87                  (1,000)    2.87         (1,000)      2.87
        Became exercisable             $2.87 - 3.87                  -         -          19,516       3.12
                                                                --------   ------       --------     ------
    Balance, September 30, 1997                                   81,716     3.16         64,534       3.13
                                                                ========   ======       ========     ======
1992 Nonqualified Stock Option Plan:
    Balance, September 30, 1994        $8.70 - 15.60              36,000    12.54         18,000       9.71
         Canceled                          $2.87                  (7,500)    2.87             -          -
         Granted                           $2.87                  31,500     2.87             -          -
         Became Exercisable                $2.87                      -        -          42,000       2.87
                                                                --------   ------       --------     ------
Balance, September 30, 1995            $2.87 - 15.60              60,000     4.92         60,000       4.92
    Granted                                                           -        -              -          -
    Exercised                              $2.87                 (25,500)    2.87        (25,500)      2.87
                                                                --------   ------       --------     ------
Balance, September 30, 1996            $2.87 - 15.60              34,500     6.44         34,500       6.44
    Forfeitures                            $13.40                 (2,500)   13.40         (2,500)     13.40
    Exercised                              $2.87                 (11,500)    2.87        (11,500)      2.87
                                                                --------   ------       --------     ------
Balance, September 30, 1997            $2.87 - 15.60              20,500     7.59         20,500       7.59
                                                                ========   ======       ========     ======
1994 Incentive Stock Option Plan:
    Balance, September 30, 1994            $2.87                  50,000     2.87             -          -
        Granted                            $2.87                  50,000     2.87                        -
        Became Exercisable                  $2.87                      -        -          61,000       2.87
                                                                --------   ------       --------     ------
Balance, September 30, 1995                $2.87                 100,000     2.87         61,000       2.87
    Became exercisable                     $2.87                      -         -         11,000       2.87
                                                                --------   ------       --------     ------
Balance, September 30, 1996                $2.87                 100,000     2.87         72,000       2.87
    Became exercisable                     $2.87                      -         -         11,000       2.87
                                                                --------   ------       --------     ------
Balance, September 30, 1997                $2.87                 100,000     2.87         83,000       2.87
                                                                ========   ======       ========     ======


                                                                   Outstanding                 Exercisable
                                                               ---------------------    --------------------------
                                           Range                           Weighted                  Weighted
                                            of                             Average                   Average
                                          Option                           Exercise                  Exercise
                                          Prices                 Shares     Prices       Shares       Prices
1994 Nonqualified Stock Option Plan:
    Balance, September 30, 1994            $2.87                  70,000     2.87             -           -
        Granted                        $2.87 - 3.87               27,250     2.96             -           -
        Became exercisable             $2.87 - 3.87                   -         -          48,084       2.94
                                                                --------   ------        --------     ------
    Balance, September 30, 1995        $2.87 - 3.87               97,250     2.90          48,084       2.94
        Exercised                          $2.87                 (46,667)    2.87         (46,667)      2.87
        Became exercisable                 $2.87                      -        -           24,167       2.87
                                                                --------   ------        --------     ------
    Balance, September 30, 1996        $2.87 - 3.87               50,583     2.92          25,584       2.90
        Became exercisable             $2.87 - 3.87                   -        -           24,166       2.90
                                                                --------   ------        --------     ------
    Balance, September 30, 1997                                   50,583     2.92          49,750       2.90
                                                                ========   ======        ========     ======
1995 Nonqualified Stock Option:
    Granted in 1995                    $2.87 - 3.87              329,251     3.26              -          -
    Became exercisable                     $2.87                      -        -           70,000       2.87
                                                                --------   ------        --------     ------
Balance, September 30, 1995            $2.87 - 3.87              329,251     3.26          70,000       2.87

    Forfeitures                            $2.87                 (12,625)    2.87              -          -
    Granted                            $2.38 - 5.62              419,500     2.75              -          -
    Exercised                          $2.87 - 3.87              (85,375)    2.88         (85,375)      2.88
    Became exercisable                 $2.87 - 3.87                   -        -          146,628       3.32
                                                                --------   ------        --------     ------
Balance, September 30, 1996            $2.38 - 5.62              650,751     2.97         131,253       2.75
    Granted                                $5.25                  20,000     5.25              -          -
    Exercised                          $2.38 - 3.87              (19,000)    3.56         (19,000)      3.56
    Became exercisable                 $2.38 - 5.62                   -        -          449,501       2.74
                                                                --------   ------        --------     ------
Balance, September 30, 1997                                      651,751     3.02         561,754       2.72
                                                                ========   ======        ========     ======

1996 Incentive Stock Option Plan:
    Granted in 1996                   $5.62 - 11.00               65,700     5.70              -          -
                                                                --------   ------        --------     ------
Balance, September 30, 1996           $5.62 - 11.00               65,700     5.70              -          -
    Forfeitures                       $3.25 -  6.88               (5,500)    4.08              -          -
    Granted                           $3.25 -  5.18              331,800     3.89              -          -
    Became exercisable                $5.62 - 11.00                   -        -           21,234       5.57
                                                                --------   ------        --------     ------
Balance, September 30, 1997
                                                                 392,000     4.19          21,234       5.57
                                                                ========   ======        ========     ======
1996 Nonqualified Stock Option
Plan:
    Granted in 1996                        $5.62                  70,000     5.62              -          -
                                                                --------   ------        --------     ------
Balance, September 30, 1996                $5.62                  70,000     5.62              -          -
    Granted                            $3.12 - 5.25              880,000     3.52              -          -
    Became exercisable                     $5.62                      -        -           23,334       5.62
                                                                --------   ------        --------     ------
Balance, September 30, 1997
                                                                 950,000     3.67          23,334       5.62
                                                                ========   ======         ========     ======

The weighted average remaining contractual life for options outstanding at September 30, 1997, is as follows:


Plan                                     Weighted Average
                                       Remaining Contractual
                                            Life Years

1992 Incentive Stock Option Plan               2.41
1992 Nonqualified Stock Option Plan            3.00
1994 Incentive Stock Option Plan               2.00
1994 Nonqualified Stock Option Plan            5.40
1995 Nonqualified Stock Option Plan            3.92
1996 Incentive Stock Option Plan               9.47
1996 Nonqualified Stock Option Plan            5.27



Other Options and Warrants: During 1991, the Company granted a consultant an option to purchase 50,000 shares of the Company's common stock. The options were exercisable at $13.80 per share and expired in March 1996. The holder of the option had the right to have the shares issuable upon the exercise of the option included in any registration statement filed by the Company.

In connection with the 1992 public offering, 5,175,000 common stock purchase warrants were issued and outstanding at September 30, 1997. Every ten warrants entitled the holder to purchase one share of common stock at a price of $15.00 per share. Subsequently, the expiration date of the warrants has been extended to February 1998. Effective June 1, 1997, the exercise price of warrants was lowered from $15 to $6 and only five warrants rather than 10 warrants are required to purchase one share of common stock. Subsequent to September 30, 1997, warrant holders who tender five warrants and $6.00 between January 9, 1998, and February 7, 1998, will receive one share of the Company's common stock and one new warrant. The new warrant will permit the holder to purchase one share of the Company's common stock at a price of $18.00 per share prior to February 7, 2000.

Also in connection with the 1992 offering, the Company issued to the underwriter warrants to purchase 9,000 equity units, each unit consisting of 5 shares of common stock and 5 warrants entitling the holder to purchase one additional share of common stock. The equity unit warrants were outstanding at September 30, 1996, and were exercisable through February 8, 1997, at a price of $255.70 per unit. The common stock warrants included in the units were exercisable at a price of $76.70 per share. As of September 30, 1997, all warrants have expired.

During 1995, the Company granted another consultant options to purchase 17,858 shares of the Company's common stock. These shares became exercisable on November 2, 1995, and will expire November 1, 1999. These options are exercisable at $5.60 per share and as of September 30, 1997, 17,858 shares remain outstanding.

In connection with a private equity offering in June and September 1995, the Company issued to the underwriter warrants to purchase 230,000 equity units. Each unit consisted of one share of the Company's common stock. For the June 1995 private placement, 57,500 equity units were issued at $2.00 per unit and another 57,500 equity units were issued at $3.25 per unit. All units issued in June 1995 private placement were exercised at September 30, 1996. For the September 1995 private placement, 57,500 equity units were issued at $2.40 per unit and another 57,500 equity units were issued at $3.25 per unit. As of September 30, 1996, 21,890 equity units had been at $3.25 per unit and 21,890 equity units were issued at $2.40 per unit. As of September 30, 1997, 35,610 equity units had been exercised at $2.40 per unit and 25,610 equity units were exercised at $3.25 per unit. Remaining equity units of 10,000 were outstanding at September 30, 1997 and expire on December 30, 1997.

During 1996, the Company granted two consultants options to purchase a total of 70,000 shares of the Company's common stock. The fair value of the options is expensed over the life of the consultants' contracts. The 50,000 options became exercisable on August 21, 1996, at $3.25. Of the 50,000 options, 24,000 shares were exercised in August 1996 and 26,000 were exercised in February of 1997. An additional 20,000 options became exercisable at August 31, 1996, at $3.25 and were exercised in February of 1997.

During 1997, the Company granted four consultants options to purchase a total of 290,000 shares of the Company's common stock. The fair value of the options is expensed over the life of the consultants' contracts. Options of 240,000 shares became exercisable during 1997 that were exercisable at prices ranging from $3.50 to $4.50. During 1997, 50,000 options were exercised at $3.50. At September 30, 1997, 240,000 options related to the grant to four consultants remain outstanding.

In October 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement encourages but does not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. If the Company had elected to recognize compensation expense based on the fair value of the awards granted in 1997 and 1996, consistent with the provisions of SFAS 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                     Year Ended September 30,
                                  -------------------------------
                                       1997           1996
                                          (In thousands)

Net loss
    As reported                  $(8,262,125)   $(6,326,666)
    Pro forma                     (9,687,999)    (7,032,936)
Loss per common share:
    As reported                  $      0.89    $      0.98
    Pro forma                           1.04           1.09


The weighted average fair value at the date of grant for options granted during 1997 and 1996 was $1.16 and $1.18 per option, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                       1997           1996

Expected stock price volatility        74 %            91 %
Risk-free interest rate              5.36 %          5.82 %
Expected life options                   2               2
Expected dividend yield                 0               0

The effects of applying SFAS 123 in this pro forma disclosure are not necessarily indicative of the effect on future amounts. SFAS 123 does not apply to awards granted prior to fiscal 1996.

The Company's stock options are not transferable, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. The Company has based its assumption for stock price volatility on the variance of monthly closing prices of the Company's stock from its initial offering date to the present. The risk-free rate of return used equals the yield on one to three year zero-coupon U.S. Treasury issues on the grant date. No discount was applied to the value of the grants for nontransferability or risk of forfeiture.

9.  EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution  retirement plan,  qualifying under
Section 401(k) of the Internal Revenue Code, subject to the Employee Retirement Income Security Act of 1974, as amended, and covering substantially all CEL-SCI employees. The employer contributes an amount equal to 50% of each employee's contribution not to exceed 3% of the participant's salary. The expense for the years ended September 30, 1997, 1996, and 1995, in connection with this plan was approximately $35,800, $29,800, and $24,900, respectively.

10. LEASE COMMITMENTS

Operating Leases - The future minimum annual rental payments due under noncancelable operating leases for office and laboratory space are as follows:


Year Ending September 30,

        1998                              $ 55,965
        1999                                59,378
        2000                                61,815
        2001                                61,815
        2002                                65,569
        Thereafter                          96,688
                                         =========
        Total minimum lease payments     $ 401,230



Rent expense for the years ended September 30, 1997, 1996, and 1995, was approximately $185,776, $177,858, and $124,059, respectively.

11. STOCKHOLDERS' EQUITY

In December 1996, the Company authorized 3,600 shares of Series C Preferred Stock (Series C Stock) with a par value of $.01 per share and sold 2,850 shares of Series C for $1,000 per share.

Series C Stock is convertible into shares of the Company's common stock on the basis of one share of Series C Stock for shares of common stock equal in number to the amount determined by dividing $1,000 by 85% of the average closing price of the Company's common stock over the five-day trading period ending on the day prior to the conversion of the Series C Stock. The conversion price may not be more than $4.00. Beginning 90 days after December 17, 1996, one-half of the Series C Stock is convertible into shares of the Company's common stock. All preferred shares are convertible into shares of the Company's common stock beginning 180 days after December 17, 1996 provided that, if the Company's common stock trades for more than $8.00 at any time, then all shares of the Series C Stock will thereafter be immediately convertible into shares of the Company's common stock. During 1997, 2,850 shares of Series C stock were converted into 915,271 shares of the Company's common stock.

In addition, 379,793 Series A warrants and 379,763 Series B warrants were sold with the Series C Preferred Stock. The Series A warrants entitle the holder to purchase one share of the Company's common stock at a price of $4.50 per share at any time prior to March 15, 1998. Each Series B warrant entitles the holder to purchase one share of the Company's common stock at a price of $4.50 per share at any time prior to March 15, 1999.

In April 1997, the Company purchased the rights to Cell-Med's heteroconjugate technology for consideration of $50,000 in cash and 33,378 shares of the Company's common stock. The total purchase price of $125,000 was expensed as research and development expense.

In March 1996 the Company sold $1,250,000 of Convertible Notes (the Notes) to two persons. The Notes were convertible from time to time, in whole or in part, into shares of the Company's Common Stock. The conversion price was the lesser of (i) $5 per share or (ii) 80% of the average closing bid price of the Company's Common Stock during the five trading days immediately preceding the date of such conversion. The Notes were payable on December 1, 1996, and accrued interest at 10% per annum. All of the Notes have since been converted into 250,000 shares of the Company's Common Stock.

During the year ended September 30, 1996, the Company authorized 3,500 shares of Series A Preferred Stock (Series A Stock) with a par value of $.01 per share. The Company also authorized 5,000 shares of Series B Preferred Stock (Series B Stock) with a par value of $.01 per share. Holders of Series A Stock and Series B Stock are entitled to dividends, payable quarterly if declared, at the rate of $17.50 per quarter. Dividends which are not declared will not accrue nor be cumulative.

During 1996, the Company issued 3,500 shares of Series A Stock for cash consideration of $3,500,000 and 5,000 shares of Series B Stock for cash consideration of $5,000,000. Commissions of $375,000 were paid relative to the preferred stock offerings and were recorded as a reduction of additional paid-in capital on the transaction.

Each share of Series A Stock was convertible into shares of common stock equal in number to the amount determined by dividing $1,000 by 85% of the closing price of the Company's common stock on or after 60 days from issuance, and 83% of the closing price on or after 90 days from issuance, with the conversion price not less than $3.00 nor more than $8.00. Each share of Series B Stock is convertible into shares of common stock equal in number to the amount determined by dividing $1,000 by 87% of the closing price of the Company's common stock on or after 10 days from the effective registration date of the common shares, and 85% of the closing price on or after 40 days from the effective date, with the conversion price not less than $3.60 nor more than $14.75.

Also during 1996, 2,900 shares of Series A Stock were converted into 504,096 shares of the Company's common stock. In August 1996, the Board of Directors declared dividends on Series A Stock ($17.50 per quarter) and cash dividends of $58,794 were paid as of September 31, 1996. In November 1996, the Board of Directors declared dividends on Series A Stock ($17.50 per quarter) and Series B Stock ($17.50 per quarter) and cash dividends of $108,957 were paid.

In December 1996 the Company repurchased 2,850 shares of Series B Preferred Shares for $2,850,000 plus warrants which allow the holders to purchase up to 99,750 shares of the Company's common stock for $4.25 per share prior to December 15, 1999. During 1997, the remaining 2,150 and 600 shares, respectively, of Series B and A stock were converted into 597,218 and 127,945 shares of the Company's common stock, respectively.

On April 28, 1995, the stockholders of the Company approved a 10-for-1 reverse split of the Company's outstanding common stock, which became effective on May 1, 1995. All shares and per-share amounts have been restated to reflect the stock split.

The Company also participated in a private offering during 1995. This offering allowed for the purchase of one share of common stock and one warrant (a unit) for the price of $2.00 per unit. All 1,150,000 shares authorized for the offering were purchased during the year ended September 30, 1995. Cash of $2,300,000 was received in June and September 1995. Commissions of $344,150 were paid or payable relative to the offering at September 30, 1995.

12. NEW ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128), Earnings Per Share, which is effective for all periods ending after December 15, 1997. SFAS 128 establishes standards for computing and presenting earnings per share. As the Company has a loss from continuing operations, potential exercise of warrants and options would have an anti-dilutive effect and the pro-forma effect of adopting SFAS 128 has no impact on the earnings-per-share calculation for the years ended September 30, 1997 and 1996.

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130 (SFAS 130), Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) and requires that items of other comprehensive income be classified by their nature in the financial statements and that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in-capital in the equity section. The Company does not believe that the adoption of SFAS 130 will have a material effect on its financial position or results of operation.

                                   * * * * * *

                                  SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CEL-SCI CORPORATION


Dated: December 22, 1997               By:/s/ Maximilian de Clara
                                              Maximilian de Clara, President


                                       By:/s/ Geert R. Kersten
                                              Geert R. Kersten, Chief Executive
                                               Officer


Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                             Title                     Date

/s/ MAXIMILIAN DE CLARA       Director and Principal      December 22, 1997
MAXIMILIAN DE CLARA           Executive Officer

/s/ GEERT R. KERSTEN          Director, Principal         December 22, 1997
GEERT R. KERSTEN              Financial Officer
                              and Chief Executive
                              Officer

/s/ MARK V. SORESI            Director                    December 22, 1997
MARK V. SORESI

/s/ DONALD HUDSON             Director                    December 22, 1997
F. DONALD HUDSON