Form 10-Q
period 1997-12-31
CEL SCI CORP
filed 1998-02-10
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997.

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
             THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION



Colorado                                                84-0916344
============================
State or other jurisdiction                          (IRS) Employer
incorporation                                       Identification Number

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

            Yes ____X_____                      No __________

Class of Stock       No. Shares Outstanding                 Date
Common                  11,268,410                      February 9,1998

                                                             Page 1 of ___ pages

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1.                                                           Page
                                                                  ----
      Balance Sheets                                               3-4
      Statements of Operations                                      5
      Statements of Cash Flow                                       6
      Notes to Financial Statements                                 7


Item 2.
      Management's Discussion and Analysis                          9


PART II

Item 6.
      Exhibits and Reports on Form 8-K                             10
      Signatures                                                   11

Item 1.   FINANCIAL STATEMENTS

CEL-SCI CORPORATION

-------------------

CONSOLIDATED CONDENSED BALANCE SHEETS

------------------------

ASSETS

(unaudited)

                                                   December 31,        September 30,
                                                       1997                1997
                                                 -----------------   -----------------
 CURRENT ASSETS:

   Cash and cash equivalents                           $9,814,546          $3,508,606
   Investments, net                                     5,762,940             745,216
   Interest receivable                                     61,186             106,443
   Prepaid expenses                                       381,490             410,788
   Advances to officer/shareholder
     and employees                                        157,407             291,781
                                                 -----------------   -----------------

                            Total Current Assets       16,177,569           5,062,834

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation
   of $1,189,461 and $1,128,410                           730,443             791,964

 DEPOSITS                                                  18,178              18,178

 PATENT COSTS- less accumulated
     amortization of
     $414,899 and $402,025                                465,876             461,421
                                                 -----------------   -----------------

                                                      $17,392,066          $6,334,397
                                                 =================   =================

                See notes to condensed financial statements.

CEL-SCI CORPORATION

-------------------

CONSOLIDATED CONDENSED BALANCE SHEETS

------------------------

(continued)


LIABILITIES AND STOCKHOLDERS' EQUITY

(unaudited)

                                                   December 31,        September 30,
                                                       1997                1997
                                                 -----------------   -----------------
 CURRENT LIABILITIES:
   Accounts payable                                      $370,006            $481,587
                                                 -----------------   -----------------

        Total current liabilities                         370,006             481,587

 DEFERRED RENT                                             27,030              27,030
                                                 -----------------   -----------------

        Total liabilities                                 397,036             508,617

 STOCKHOLDERS' EQUITY

   Preferred stock, Series D, $.01 par value -
     authorized 10,000 shares; issued and                     100                   -
     outstanding 10,000 shares
   Common stock, $.01 par value; authorized,
     100,000,000 shares; issued and outstanding,
     11,268,410 and 10,445,691 shares                     112,684             104,457
   Additional paid-in capital                          57,182,093          44,419,244
   Net unrealized loss on equity securities                     -             (3,499)
   Deficit                                           (40,299,847)        (38,694,422)
                                                 -----------------   -----------------

     TOTAL STOCKHOLDERS'
       EQUITY                                          16,995,030           5,825,780
                                                 -----------------   -----------------

                                                      $17,392,066          $6,334,397
                                                 =================   =================

                See notes to condensed financial statements.

CEL-SCI CORPORATION

-------------------
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

---------------------------------

(unaudited)

                                                          Three Months Ended
                                                            December 31,
                                                       1997                1996
                                                 -----------------   -----------------
 REVENUES:

   Interest income                                        $97,581            $123,670
   Other income                                             2,018               1,375
                                                 -----------------   -----------------

   TOTAL INCOME                                            99,599             125,045

 EXPENSES:
   Research and development                             1,023,312             683,959
   Depreciation and
     amortization                                          73,925              74,214
   General and administrative                             607,787             548,209
                                                 -----------------   -----------------

     TOTAL OPERATING EXPENSES                           1,705,024           1,306,382
                                                 -----------------   -----------------

 NET LOSS                                              $1,605,425          $1,181,337
                                                 =================   =================

 LOSS PER COMMON SHARE                                      $0.14               $0.14
                                                 =================   =================
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                  11,146,683           8,153,409
                                                 =================   =================

                See notes to condensed financial statements.

CEL-SCI CORPORATION

-------------------

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

---------------------------------

(unaudited)

                                                        Three Months Ended
                                                            December 31,
                                                       1997                1996
                                                 -----------------   -----------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
NET LOSS                                             $(1,605,425)        $(1,181,337)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                           73,925              74,214
  Amortization of premium (discount) on
    investments                                          (12,051)            (75,120)
  Unrealized loss on sale of investments                  (3,499)                  -
  Stock issued for services                               23,254                   -
Changes in assets and liabilities, net of
effect from purchase
    of Viral Technologies, Inc.:

  Decrease (increase) in accounts receivable              45,257               14,966
  Decrease (increase) in prepaid expenses                 29,298               10,341
  Decrease (increase) in advances                            702               29,765
  Increase (decrease) in other current
    liabilities                                                -              500,000
  Increase (decrease) in accounts payable               (111,581)            (166,604)
                                                 -----------------   -----------------
NET CASH USED IN OPERATING ACTIVITIES                 (1,560,120)           (793,775)
                                                 -----------------   -----------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
ACTIVITY:
  Sales of investments                                    750,000           2,525,000
  Purchase of investments                              (5,784,737)                  -
  Note receivable from employee/shareholder                     -            (300,000)
  Payment on note receivable from
    employee/shareholder                                  135,075
  Laboratory construction                                     471              (8,205)
  Purchase of research and office equipment                     -              (1,533)
  Patent costs                                             17,329              (7,124)
                                                 -----------------   -----------------
NET CASH USED IN INVESTING ACTIVITY                   (4,881,862)           2,208,138
                                                 -----------------   -----------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES:
  Repurchase of preferred stock                                 -          (2,850,000)
  Issuance of preferred stock                           9,500,000           2,850,000
  Issuance of convertible debenture                             -
  Dividends paid                                                -             (98,968)
  Issuance of common stock                              3,247,922             105,880
                                                 -----------------   -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              12,747,922               6,912
                                                 -----------------   -----------------
NET (DECREASE) INCREASE IN CASH                         6,305,940           1,421,275

CASH AND CASH EQUIVALENTS:
  Beginning of period                                   3,508,606           3,549,810
                                                 -----------------   -----------------

  End of period                                        $9,814,546          $4,971,085
                                                 =================   =================

                See notes to condensed financial statements.
                                               6

                               CEL-SCI CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (unaudited)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission for Form 10-Q. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. The reader is referred to the Company's Financial Statements included in the registrant's Annual Report on Form 10-K for the year ended September 30, 1997. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of December 31, 1997 and the results of operations for the three-month period then ended have been made. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.

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

      Long-lived Assets

      Statement  of  Accounting   Standards  No.  121,   "Accounting  for  the
      Impairment of Long-lived Assets` and for Long-lived Assets to be Disposed of" is effective for financial statements for fiscal years beginning after December 15, 1995. It is the Company's opinion that the adoption of the statement would have no material effect on its Financial Statements.

                               CEL-SCI CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (unaudited)
                                   (continued)

   B.        RELATED PARTY TRANSACTIONS

             In October, 1996, the Company loaned $300,000 to an officer and shareholder. The loan carried an interest rate of 5% and is due March 31, 1998. Payments have been made on the note and the balance on December 31, 1997 is $151,801.

   C.        STOCKHOLDERS' EQUITY

      On December 23, 1997, the Company sold 10,000 shares of convertible preferred stock to institutional investors for $10,000,000. Prior to September 19, 1998, the stock is convertible, at the option of the holder, into shares of common stock of the Company at $8.28, a premium to the closing bid stock price of $7.25, the day prior to the closing of the financing. The number of shares issuable upon the conversion of each Series D preferred share is to be determined by dividing $1,000 by $8.28. After a nine month holding period, the preferred stock will be convertible at the lower of $8.28 or the average price of the Company's common stock for any two trading days during the ten trading days preceding the conversion date. Investors also received an aggregate of 1,100,000 four-year warrants to purchase additional shares at $8.625 and $9.315. The Company has filed a registration statement for the resale of the shares of common stock acquired upon conversion of the convertible preferred stock and warrants.

   D.        SUBSEQUENT EVENTS

      Between January 9 and February 6, 1998, the holders of the Company's outstanding warrants are being given the opportunity to purchase one share of the Company's common stock and one Series A Warrant for $6.00 and five warrants. The Series A warrant, by its original terms, allowed the holder to purchase one additional share of the Company's common stock for $18.00 at any time prior to February 7, 2000. The terms of the offering made by means of the November 14, 1997 Prospectus have been changed as follows:

      1. The exercise price of the Series A warrant has been lowered from $18 to $10.
      2. The expiration date of the exchange offer has been extended to February 17, 1998.
      3. Warrants not exercised by February 17, 1998 may still be exercised at any time prior to March 7, 1998. Holders exercising warrants after February 17, 1998 and before March 7, 1998 will receive, for $6.00 and five warrants, one share of the Company's common stock. However, holders exercising warrants after February 17, 1998 will not receive a Series A warrant.

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

      During 1997, the Company issued Preferred Stock. See Footnote C, Stockholders' Equity.


Results of Operations

      Interest income during the three months ending December 31, 1997 reflects interest accrued on investments. Research and development expense has increased due to the preparation for VTI's Phase II Clinical Trials of the HIV vaccine as well as the addition of two clinical trials for Multikine. General and administrative expense has increased due to the additional employees needed for the increased activity level.

                                     PART II

Item 2.     Changes in Securities and Use of Proceeds

            See Note C to the Company's Notes to Financial Statements. Item 6.

      (a)    Exhibits
            No exhibits are filed with this document.

      (b)    Reports on Form 8-K

            The Company filed a report on Form 8-K, dated December 22, 1998, pertaining to the issuance of the Company's Series D Preferred Stock.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CEL-SCI Corporation



Date:_______________, 1998                  ____________________________
                                          Geert Kersten
                                          Chief Executive Officer*




*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.