Form 10-Q
period 1998-03-31
CEL SCI CORP
filed 1998-05-15
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998.

                                       OR

( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION


            Colorado                           84-0916344
   ----------------------------              --------------
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

            Yes ____X_____                      No __________

Class of Stock              No. Shares Outstanding                 Date
Common                            11,494,815                   May 14, 1998

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1.                                                           Page
      Balance Sheets                                               3-4
      Statements of Operations                                     5-6
      Statements of Cash Flow                                       7
      Notes to Financial Statements                                 8


Item 2.
      Management's Discussion and Analysis                         10


PART II

Item 6.
      Exhibits and Reports on Form 8-K                             11
      Signatures                                                   12

Item 1.   FINANCIAL STATEMENTS

              CEL-SCI CORPORATION
              -------------------
     CONSOLIDATED CONDENSED BALANCE SHEETS
           ------------------------
                    ASSETS
                  (unaudited)

                                                  March 31,      September 30,
                                                    1998              1997
                                                --------------   --------------
 CURRENT ASSETS:

   Cash and cash equivalents
                                                   $2,957,409       $3,508,606
   Investments, net                                12,362,395          745,216
   Interest receivable                                 94,578          106,443
   Accounts receivable                                    702
   Prepaid expenses                                   518,875          410,788
   Advances to officer/shareholder
     and employees                                    100,900          291,781
                                                --------------   --------------

         Total Current Assets                      16,034,859        5,062,834


 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation
   of $1,250,512 and $1,128,410                       673,709          791,964

 DEPOSITS                                              18,178           18,178

 PATENT COSTS- less accumulated
     amortization of
     $427,798 and $402,025                            471,670          461,421
                                                --------------   --------------


                                                  $17,198,416       $6,334,397
                                                ==============   ==============

See notes to condensed financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            ------------------------
                                   (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                  March 31,      September 30,
                                                    1998              1997
                                                --------------   --------------
 CURRENT LIABILITIES:
   Accounts payable                                  $114,076         $481,587
                                                --------------   --------------

        Total current liabilities                     114,076          481,587

 DEFERRED RENT                                         27,030           27,030
                                                --------------   --------------

        Total liabilities                             141,106          508,617

 STOCKHOLDERS' EQUITY

   Preferred stock, Series D, $.01 par value -
authorized 10,000
     shares; issued and outstanding 10,000                100                -
shares
   Common stock, $.01 par value; authorized,
100,000,000
     shares; issued and outstanding,
11,492,815 and
     10,445,691 shares                                114,928          104,457
   Additional paid-in capital
                                                   58,468,290       44,419,244
   Net unrealized loss on equity securities                 -          (3,499)
   Deficit
                                                 (41,526,008)     (38,694,422)
                                                --------------   --------------

     TOTAL STOCKHOLDERS'
       EQUITY                                      17,057,310        5,825,780
                                                --------------   --------------


                                                  $17,198,416       $6,334,397
                                                ==============   ==============

See notes to condensed financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        ---------------------------------
                                   (unaudited)

                                                       Six Months Ended
                                                          March 31,

                                                    1998             1997
                                                --------------   --------------
 REVENUES:

   Interest income                                   $281,003         $223,222
   Other income                                         4,752            3,438
                                                --------------   --------------

   TOTAL INCOME                                       285,755          226,660

 EXPENSES:
   Research and development                         1,727,661        3,672,943
   Depreciation and
     amortization                                     147,874          155,319
   General and administrative                       1,241,805        1,137,970
                                                --------------   --------------

     TOTAL OPERATING EXPENSES                       3,117,340        4,966,232
                                                --------------   --------------

 NET LOSS
                                                   $2,831,585       $4,739,572
                                                ==============   ==============

 LOSS PER COMMON SHARE                                  $0.25            $0.56
                                                ==============   ==============
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                              11,242,903        8,497,139
                                                ==============   ==============

 See notes to condensed financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       ----------------------------------
                                   (unaudited)
                                                      Three Months Ended
                                                          March 31,

                                                    1998             1997
                                                --------------   --------------
 REVENUES:

   Interest Income                                   $183,422          $99,552
   Other Income                                         2,734            2,063

                                                --------------   --------------
     TOTAL INCOME                                     186,156          101,615

 EXPENSES:
   Research and development                           704,349        2,988,983
   Depreciation and
     amortization                                      73,949           81,105
   General and administrative                         634,018          589,761
                                                --------------   --------------

     TOTAL OPERATING EXPENSES                       1,412,316        3,659,849
                                                --------------   --------------

 NET LOSS
                                                   $1,226,160       $3,558,234
                                                ==============   ==============


 LOSS PER COMMON SHARE                                  $0.11            $0.40
                                                ==============   ==============
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                              11,341,261        8,848,507
                                                ==============   ==============

See notes to condensed financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                        ---------------------------------
                                   (unaudited)
                                                       Six Months Ended
                                                          March 31,

                                                    1998             1997
                                                --------------   --------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
NET LOSS                                         $(2,831,585)     $(4,739,572)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                       147,874          155,319
  Amortization of premium (discount) on             (237,060)        (113,192)
investments
  Unrealized gain (loss) on sale of investments         3,499         (11,550)
  Stock issued for services                            23,254                -
  Stock options issued for services                    40,419     -

  Decrease (increase) in interest receivable           11,865         (17,798)
  Decrease (increase) in accounts receivable            (702)            (688)
  Decrease (increase) in prepaid expenses           (108,088)        (157,781)
  Decrease (increase) in advances                     135,090          136,293
  Increase (decrease) in accounts payable           (367,511)        (150,885)
                                                --------------   --------------
NET CASH USED IN OPERATING ACTIVITIES             (3,182,945)      (4,899,854)
                                                --------------   --------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
ACTIVITY:
  Sales of investments                              6,750,000        3,550,000
  Purchase of investments                        (18,130,119)                -
  Note receivable from employee/shareholder                 -        (300,000)
  Payment on note receivable from                      55,791
employee/shareholder
  Laboratory construction                                   -        (113,837)
  Purchase of research and office equipment           (3,847)         (49,299)
  Patent costs                                       (36,021)         (29,191)
                                                --------------   --------------
NET CASH USED IN INVESTING ACTIVITY              (11,364,196)        3,057,673
                                                --------------   --------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES:
  Repurchase of preferred stock                             -      (2,850,000)
  Issuance of preferred stock                      10,000,000        2,850,000
  Dividends paid                                            -        (103,963)
  Issuance of common stock                          3,995,944        2,121,401
                                                --------------   --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES          13,995,944        2,017,438
                                                --------------   --------------
NET (DECREASE) INCREASE IN CASH                     (551,197)          175,257

CASH AND CASH EQUIVALENTS:
  Beginning of period                               3,508,606        3,549,810
                                                --------------   --------------

  End of period                                    $2,957,409       $3,725,067
                                                ==============   ==============

See notes to condensed financial statements.

                               CEL-SCI CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission for Form 10-Q. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. The reader is referred to the Company's Financial Statements included in the registrant's Annual Report on Form 10-K for the year ended September 30, 1997. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of March 31, 1998 and the results of operations for the six-month period then ended have been made. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.

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

                               CEL-SCI CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)
                                   (continued)

   B.        RELATED PARTY TRANSACTIONS

      In October, 1996, the Company loaned $300,000 to an officer and shareholder. The loan carried an interest rate of 5% and is due September 30, 1998. Payments have been made on the note and the balance on March 31, 1998 is $96,009.

   C.        STOCKHOLDERS' EQUITY

      On December 23, 1997, the Company sold 10,000 shares of Series D convertible preferred stock to institutional investors for $10,000,000. Prior to September 19, 1998, the stock is convertible, at the option of the holder, into shares of common stock of the Company at $8.28, a premium to the closing bid stock price of $7.25, the day prior to the closing of the financing. The number of shares issuable upon the conversion of each Series D preferred share is to be determined by dividing $1,000 by $8.28. After a nine month holding period, the preferred stock will be convertible at the lower of $8.28 or the average price of the Company's common stock for any two trading days during the ten trading days preceding the conversion date. Investors also received an aggregate of 1,100,000 four-year warrants to purchase additional shares at $8.625 and $9.315. The Company filed a registration statement for the resale of the shares of common stock acquired upon conversion of the Series D preferred stock and warrants.

   D.        SERIES A WARRANT OFFER

      Between January 9, 1998 and February 6, 1998 the holders of the Company's outstanding warrants were given the opportunity to purchase one share of the Company's Common Stock and one Series A Warrant in exchange for $6.00 and five warrants (the "Exchange Offer"). Each Series A Warrant originally allowed the holder to purchase one additional share of the Company's Common Stock for $18.00 at any time prior to February 7, 2000. The expiration date of the Exchange offer was subsequently extended to February 17, 1998 and the exercise price of the Series A Warrants was lowered to $10.00.

      During the period of the exchange offer, 582,025 warrants were tendered, the Company received proceeds of approximately $698,000, and a total of 116,405 Series A Warrants were issued to the warrant holders participating in the exchange offer.

      The expiration date of the Company's old warrants was extended to July 31, 1998.

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

      Effective June 1, 1997, the exercise price of the publicly held warrants, was lowered from $15.00 to $6.00. In addition, the Company changed the terms of the conversion such that only 5 warrants are required to purchase one share. Previously ten warrants had been required. These warrants will expire on July 31, 1998.

      During 1997, the Company issued Preferred Stock. See Footnote C, Stockholders' Equity.

Results of Operations

      Interest income during the six months ending March 31, 1998 reflects interest accrued on investments. Interest income has increased over the same period in 1997 due to the investment of the proceeds of the sale of the Series D Preferred Stock. Research and development expense in 1998 is substantially less than it was in 1997 because the 1997 numbers reflect the acquisition of the license for Multikine. General and administrative expenses have increased due to the additional employees needed for the increased activity level.

                                     PART II

Item 2.     Changes in Securities and Use of Proceeds

            See Notes C and D to the  Company's  Notes to Financial  Statements.
Item 6.

      (a)    Exhibits
            No exhibits are filed with this report.

      (b)    Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CEL-SCI Corporation



Date:May 14, 1998, 1998                   /s/ Geert Kersten
                                          -----------------
                                          Geert Kersten
                                          Chief Executive Officer*




*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.
                                   -12-