Form 10-Q
period 1998-06-30
CEL SCI CORP
filed 1998-08-12
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1998.

                                       OR

( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION



Colorado                                      84-0916344
=======================                     ====================
State or other jurisdiction                   (IRS) Employer
   incorporation                             Identification Number

                         8229 Boone Boulevard, Suite 802
                             Vienna, Virginia 22182
                         -----------------------------
                     Address of principal executive offices

                                (703)  506-9460
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

            Yes ____X_____                      No __________

Class of Stock              No. Shares Outstanding                 Date
--------------              ----------------------                 ----
Common                       11,518,236                       July 31, 1998

                                                             Page 1 of ___ pages

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1.                                                           Page
                                                                  ----
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

Item 1.   FINANCIAL STATEMENTS




                   CEL-SCI CORPORATION

                  -------------------

           CONSOLIDATED CONDENSED BALANCE SHEETS

                   ------------------------
                          ASSETS

                        (unaudited)

                                           June 30,          September 30,
                                             1998                1997
                       CURRENT ASSETS:
                                       =================   =================

             Cash and cash equivalents       $2,500,696          $3,508,606
                      Investments, net       11,571,262             745,216
                   Interest receivable           72,813             106,443
                   Accounts receivable            1,375
                      Prepaid expenses          398,325             410,788
   Advances to officer/shareholder and          112,644             291,781
                             employees

                                       =================   =================
    Total Current Assets                     14,657,115           5,062,834

RESEARCH AND OFFICE EQUIPMENT-
  Less accumulated depreciation
  of $1,311,563 and $1,128,410                  646,716             791,964

DEPOSITS                                         33,006              18,178

PATENT COSTS- less accumulated
  amortization of
  $440,733 and $402,025                         450,184             461,421
                                          ---------------   -----------------

                                            $15,787,021          $6,334,397

                          See notes to condensed
                           financial statements.

                             CEL-SCI CORPORATION

                             -------------------

           CONSOLIDATED CONDENSED BALANCE SHEETS

                        ------------------------

                                     (continued)


            LIABILITIES AND STOCKHOLDERS' EQUITY

                                     (unaudited)

                                           June 30,          September 30,
                                             1998                1997
CURRENT LIABILITIES:
                                       -----------------   -----------------
  Accounts payable                         $259,180            $481,587

    Total current liabilities               259,180             481,587

DEFERRED RENT                                     -              27,030
                                      -----------------   -----------------

    Total liabilities                       259,180             508,617

STOCKHOLDERS' EQUITY

  Preferred stock, Series D, $.01
  par value - authorized 10,000
  shares; issued and outstanding
  100 shares                                    100                   -
  Common stock, $.01 par value;
  authorized, 100,000,000 shares;
  issued and outstanding,
  11,518,236 and 10,445,691 shares          115,182             104,457
  Additional paid-in capital             58,559,206          44,419,244
  Net unrealized loss on equity
  securities                                      -              (3,499)
  Deficit                               (43,146,647)        (38,694,422)

                                    -----------------   -----------------
TOTAL STOCKHOLDERS'
 EQUITY                                  15,527,841           5,825,780

                                   -----------------   -----------------
                                        $15,787,021          $6,334,397

                          See notes to condensed
                           financial statements.

                CEL-SCI CORPORATION

                 -------------------
 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

            ---------------------------------

                     (unaudited)

                                            Nine Months Ended
                                                 June 30,
                                         1998                1997
REVENUES:
                                 -----------------   -----------------

   Interest income                       $475,240            $316,159
   Other income                             7,468              62,105
                                 -----------------   -----------------

TOTAL INCOME                              482,708             378,264

EXPENSES:
   Research and development             2,729,982           4,795,504
   Depreciation and
    amortization                          221,861             236,541
   General and administrative           1,983,089           1,799,454

                                  -----------------   -----------------
TOTAL OPERATING EXPENSES                4,934,932           6,831,499
                                  -----------------   -----------------

NET LOSS                               $4,452,224          $6,453,235

LOSS PER COMMON SHARE                       $0.39               $0.72
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                    11,330,998           8,970,583

                          See notes to condensed
                           financial statements.

                             CEL-SCI CORPORATION

                             -------------------

            CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                       ----------------------------------

                               (unaudited)

                                           Three Months Ended
                                                June 30,
                                             1998                1997
REVENUES:                             -----------------   -----------------

    Interest Income                     $194,237             $92,937
    Other Income                           2,716              58,667

TOTAL INCOME                             196,953             151,604
                                     -----------------   -----------------

EXPENSES:
    Research and development           1,002,321           1,122,561
    Depreciation and
     amortization                         73,987              81,222
    General and administrative           741,284             661,484
                                     -----------------   -----------------

TOTAL OPERATING EXPENSES               1,817,592           1,865,267


                                     -----------------   -----------------
NET LOSS                              $1,620,639          $1,713,663
                                     =================   =================

LOSS PER COMMON SHARE                      $0.14               $0.17
                                     =================   =================
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                   11,507,187           9,917,471

                          See notes to condensed
                           financial statements.

                             CEL-SCI CORPORATION

                             -------------------

               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

                         ---------------------------------

                                (unaudited)

                                                    Nine Months Ended

                                                        June 30,
                                                  1998                1997
                                               ---------------   ---------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
NET LOSS                                       $(4,452,224)        $(6,453,235)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Research and development expenses related to
  stock portion of
  purchase of Cell-Med                                                 150,000
  Research and development expenses related to
  stock portion of
  Purchase of Multikine rights from Sittona                          1,747,651
  Depreciation and amortization                    221,861             236,541
  Amortization of premium (discount) on           (237,060)           (166,102)
  investments
  Unrealized gain (loss) on sale of investments      3,499              13,523
  Stock issued for services                         23,254                   -
  Stock options issued for services                 40,419                   -
  Stock issued to 401K                              19,675                   -
  Decrease (increase) in deposits                  (14,828)                  -
  Decrease (increase) in interest receivable        33,630               4,139
  Decrease (increase) in accounts receivable        (1,375)                  -
  Decrease (increase) in prepaid expenses          (10,420)           (304,106)
  Decrease (increase) in advances                  311,286             134,801
  Increase (decrease) in other current                   -              25,498
  liabilities
  Increase (decrease) in accounts payable         (222,407)              6,844
                                                ---------------   -------------
NET CASH USED IN OPERATING ACTIVITIES           (4,284,690)         (4,604,446)
                                                ---------------   -------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
ACTIVITY:
  Sales of investments                           7,700,000           5,620,000
  Purchase of investments                      (18,602,893)           (950,000)
  Note receivable from employee/shareholder              -            (300,000)
  Payment on note receivable from                  177,610              18,100
  employee/shareholder
  Laboratory construction                                -            (115,790)
  Purchase of research and office equipment and    (37,905)            (65,667)
leasehold costs
  Patent costs                                     (27,471)            (45,851)
                                              ---------------   ----------------
NET CASH USED IN INVESTING ACTIVITY            (10,790,659)          4,160,792
                                              ---------------   ----------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES:
  Repurchase of preferred stock                          -                   -
  Issuance of preferred stock                   10,000,000                   -
  Dividends paid                                         -            (108,957)
  Issuance of common stock                       4,067,439             403,951
                                               --------------   ----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES       14,067,439             294,994
                                               --------------   ----------------
NET (DECREASE) INCREASE IN CASH                 (1,007,910)           (148,660)

CASH AND CASH EQUIVALENTS:
  Beginning of period                            3,508,606           3,549,810
                                               --------------   ----------------

  End of period                                 $2,500,696          $3,401,150
                                               ==============   ================

                          See notes to condensed
                           financial statements.

                               CEL-SCI CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   NINE MONTHS ENDED June 30, 1998 AND 1997
                                   (unaudited)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission for Form 10-Q. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. The reader is referred to the Company's Financial Statements included in the registrant's Annual Report on Form 10-K for the year ended September 30, 1997. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of June 30, 1998 and the results of operations for the nine-month period then ended have been made. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.

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

                               CEL-SCI CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)
                                   (continued)

   B.        RELATED PARTY TRANSACTIONS

      In October, 1996, the Company loaned $300,000 to an officer and shareholder. The loan carried an interest rate of 5% and is due September 30, 1998. Payments have been made on the note and the balance on June 30, 1998 is $109,265.

   C.        STOCKHOLDERS' EQUITY

      On December 23, 1997, the Company sold 10,000 shares of Series D convertible preferred stock to institutional investors for $10,000,000. The stock was initially convertible, at the option of the holder, into shares of common stock of the Company at $8.28. The number of shares issuable upon the conversion of each Series D preferred share was to be determined by dividing $1,000 by $8.28. The preferred stock is now convertible at the lower of $8.28 or the average price of the Company's common stock for any two trading days during the ten trading days preceding the conversion date. Investors also received an aggregate of 1,100,000 four-year warrants to purchase additional shares at $8.625 and $9.315. The Company filed a registration statement for the resale of the shares of common stock acquired upon conversion of the Series D preferred stock and warrants.

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

      The Company's old warrants expired on July 31, 1998.

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

      Effective June 1, 1997, the exercise price of the publicly held warrants, was lowered from $15.00 to $6.00. In addition, the Company changed the terms of the conversion such that only 5 warrants are required to purchase one share. Previously ten warrants had been required. These warrants expired on July 31, 1998.

      During 1997, the Company issued Preferred Stock. See Footnote C, Stockholders' Equity.


Results of Operations

      Interest income during the nine months ending June 30, 1998 reflects interest accrued on investments. Interest income has increased over the same period in 1997 due to the investment of the proceeds of the sale of the Series D Preferred Stock. Research and development expense in 1998 is substantially less than it was in 1997 because the 1997 numbers reflect the acquisition of the license for Multikine. General and administrative expenses have increased due to the additional employees needed for the increased activity level.

                                     PART II

Item 2.     Changes in Securities and Use of Proceeds

            See Notes C and D to the  Company's  Notes to Financial  Statements.
Item 6.

      (a)    Exhibits
            No exhibits are filed with this report.

      (b)    Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CEL-SCI Corporation



Date:August 11, 1998                 /s/ Geert Kersten
                                          ------------------------------
                                          Geert Kersten
                                          Chief Executive Officer*




*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.