Form 10-K
period 1998-09-30
CEL SCI CORP
filed 1999-01-15
CIK 725363

THIS DOCUMENT IS A COPY OF THE 10-K REPORT FILED ON JANUARY 14, 1999 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                                  FORM 10-K

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
(Mark One)
(X)                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1998.

                                      OR

( )                 TRANSITION REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                  .

Commission file number 0-11503

                              CEL-SCI CORPORATION
            (Exact name of registrant as specified in its charter)

           COLORADO                                 84-0916344
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)            Identification No.)

         8229 Boone Blvd., Suite 802
          Vienna, Virginia                            22182
   (Address of principal executive offices)         (Zip Code)

      Registrant's telephone number, including area code: (703) 506-9460

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

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 15, 1998, as quoted on the American Stock Exchange, was approximately $23,600,000. Shares of Common Stock held by each officer, director and principal shareholder have been excluded in that such persons may be deemed to be affiliates of the Registrant.

Documents Incorporated by Reference:   None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As of December 15, 1998, the Registrant had 12,715,529 shares of Common Stock issued and outstanding.

                                    PART I

ITEM 1. BUSINESS CEL-SCI Corporation (the "Company") was formed as a Colorado corporation in 1983. The Company is involved in the research and development of certain drugs and vaccines. The Company's first product, MULTIKINE(TM), manufactured using the Company's proprietary cell culture technologies, is a combination, or "cocktail", of natural human interleukin-2 ("IL-2") and certain lymphokines and cytokines. MULTIKINE is being tested to determine if it is effective in improving the immune response of cancer patients. The Company's second product, HGP-30, is being tested to determine if it is an effective vaccine/treatment against the AIDS virus. The third technology the Company is developing, LEAPS (Ligand Epitope Antigen Presentation System) is a T-cell modulation technology which can be used to direct a specific immune response and which is thought to be particularly important in the case of diseases which have no approved vaccinations (e.g. herpes simplex, malaria, AIDS, etc.) The Company intends to use this new technology to improve the cellular immune response of persons vaccinated with HGP-30 and to develop potential treatments and/or vaccines against various diseases. Present target diseases are AIDS, herpes simplex, malaria, tuberculosis, prostate cancer and breast cancer.

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

         It has been reported by researchers in the field of lymphokine research that IL-2 can increase the number of killer T-cells produced by the body, which improves the body's capacity to selectively destroy specific tumor cells. Research and human clinical trials sponsored by the Company have indicated a correlation between administration of MULTIKINE to cancer patients and immunological responses. On the basis of these experimental results, the Company believes that MULTIKINE may have application for the treatment of solid tumors in humans.

         In November 1990, the Florida Department of Health and Rehabilitative Services ("DHRS") gave the physicians at a southern Florida medical institution approval to start a clinical cancer trial in Florida using the Company's MULTIKINE product. The focus of the trial was unresectable head and neck cancer (which is presently untreatable).

         In 1991, four patients with regionally advanced squamous cell cancer of the head and neck were treated with the Company's MULTIKINE product. The patients had previously received radical surgery followed by x-ray therapy but developed recurrent tumors at multiple sites in the neck and were diagnosed with terminal cancer. The patients had low levels of lymphocytes and evidence of immune deficiency (generally a characteristic of this type of cancer).

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

         These results caused the Company to embark on a major manufacturing program for MULTIKINE with the goal of being able to produce a MULTIKINE that would meet the stringent regulatory requirements for advanced human studies. This program included building a pilot scale manufacturing facility.

         Today the Company is involved in the following clinical human studies of MULTIKINE for treatment of cancer and AIDS:

         ISRAEL: MULTIKINE is being tested as a presurgical treatment prior to surgery or radiation in patients with head and neck cancer. The data from the first ten patients, presented at a scientific conference by the clinical investigator, Dr. Feinmesser, indicates that seven of the ten patients treated with MULTIKINE for only two weeks experienced regression in tumor size, with one of the patients showing a complete disappearance of the tumor. In addition, patients had a resolution of tumor ulceration, increased tongue mobility and reduction or elimination of local pain. There were no tumor progressions or adverse local changes, nor evidence of toxicity from MULTIKINE. Recovery after operation and wound healing were normal. Additionally, microscopic evaluation of surgical specimens showed evidence of cellular immune reaction against the tumors and destruction of tumor cells.

         Dr. Feinmesser is planning to treat another ten patients at a higher dosage as part of this study.

         CANADA: A Phase I/II study in Canada is also testing MULTIKINE as a presurgical treatment prior to surgery or radiation in patients with head and neck cancer. Initially, the study was designed to treat fourteen patients, but was subsequently increased to twenty-one patients, and recently increased further to twenty-eight patients. The study is expected to be completed in the second half of 1999.

         U.S.A. & CANADA: In this U.S. and Canadian multi-center study, twenty patients who have failed conventional treatments are being treated experimentally with MULTI- KINE. The study is designed to evaluate the safety, tumor responses and immune responses of MULTIKINE in late stage head and neck cancer patients.

         U.S.A.: In 1997, a prostate cancer study was conducted at Jefferson Hospital in Philadelphia, Pennsylvania. The study involved prostate cancer patients who had failed on hormonal therapy. Five patients completed the treatment and the data from this study demonstrated the safety and feasibility of using MULTIKINE in the treatment of prostate cancer. Biopsies from the patients in the study also suggest the recruitment of inflammatory cells to the tumor site. Based on these findings, investigators are currently preparing a new protocol for evaluation by the FDA to study the ability of MULTIKINE to treat patients with prostate cancer. The study is expected to test MULTIKINE as a therapy to be used prior to surgical removal of the prostate gland.

         The Company is also currently completing a MULTIKINE study with fourteen HIV positive patients. The study, due to its size, will focus on the safety of MULTIKINE in the patients participating in the study.

         HUNGARY: In November 1998, the Company received notification from the Hungarian National Institute of Pharmacy that a MULTIKINE study with thirty head and neck patients was approved. The study, expected to last one year, will involve the same kind of patients as are participating in the Israeli and Canadian pre-surgical studies and will employ MULTIKINE as a pre-surgical treatment.

         OTHER STUDIES: In addition to the foregoing, the Company is in the process of establishing other supporting human studies for MULTIKINE.

         STRATEGY FOR MULTIKINE: At the present time the Company plans to seek initial regulatory approval for the use of MULTIKINE in the treatment of head and neck cancer patients prior to surgery or radiation with the intent of increasing the success of subsequent surgery (and/or radiation). Success in this area is measured by the reduction in the number of tumor recurrences since recurrences usually lead to a poor prognosis for the patient. The Company believes, based upon discussions with experts in the field, that a reduction in recurrences is viewed by many clinicians as an indicator of increased survival.

         Head and neck cancer is the sixth most frequently occurring cancer worldwide, with an incidence of 500,000 annually. Recent statistics show no reduction in head and neck cancer mortality, but rather a dramatic increase of the disease in certain segments of the population. This cancer is most frequently found in men in their 50's or early 60's with a history of smoking and alcohol consumption. Conventional treatment calls for either surgery, which can be extremely disfiguring, or radiation and chemotherapy, both of which are associated with very unpleasant side-effects.

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

         The Company uses an unrelated corporation for certain aspects of the production of MULTIKINE for research and testing purposes. The agreement with this corporation expires during the summer of 2000. If this corporation could not, for any reason, supply the Company with MULTIKINE, the Company estimates that it would take approximately six to ten months to obtain supplies of MULTIKINE under an alternative manufacturing arrangement. The Company does not know what cost it would incur to obtain this alternative source of supply.

AIDS VACCINE

         The Company, through its wholly-owned subsidiary Viral Technologies, Inc. (VTI), is involved in the development of a preventive vaccine against HIV infection. This vaccine is currently in Phase II human clinical trials in the Netherlands.

         The Company is also developing a therapeutic AIDS vaccine for people already infected with HIV. The purpose of this vaccine is to activate a person's immune system in such a way that the immune system will fight HIV more effectively. This therapeutic vaccine is currently being readied for early clinical trials which are projected to begin in the second half of 1999.

         Both vaccines are derived from the Company's HGP-30 technology. HGP-30 is a thirty amino acid region of the p17 core protein of HIV. The Company has decided to produce HGP-30 as a synthetic peptide because peptides are inexpensive to manufacture and cannot infect a person with HIV. VTI holds proprietary rights to certain synthesized components of the p17 core protein.

         The HGP-30 vaccine differs from most other vaccine candidates in that its active component, the HGP-30 peptide, is derived from the p17 core protein particles of the virus. Since HGP-30 is a totally synthetic molecule containing no live virus, it cannot cause infection. Unlike the envelope (i.e. outside) proteins, the p17 region of the AIDS virus appears to be relatively non-changing. In January, 1991, VTI was issued a United States patent covering the production, use and sale of HGP-30. HGP-30 may also be effective in treating persons infected with the AIDS virus.

         The preventive HIV vaccine, HGP-30, was tested in London, England in eighteen healthy HIV-negative volunteers at three different dosages. Subsequently it was tested in twenty-one HIV-negative volunteers in San Francisco and Los Angeles at four different dosages. Both tests showed the vaccine to be safe and able to elicit cellular immune responses and antibody responses in the majority of the volunteers.

         In April 1995, eleven of the original twenty-one California volunteers began another clinical trial. The volunteers received two booster vaccinations. The volunteers, who had originally received the two lowest dosage levels, were asked to donate blood for a SCID mouse HIV challenge study. The SCID mouse is considered by many to be the best available animal model for HIV because it lacks its own immune system and therefore permits human cell growth. White blood cells from the five (5) vaccinated volunteers and from normal donors were injected into groups of SCID mice. They were then challenged with high levels of a different strain of the HIV virus than the one from which HGP-30 is derived. Infection by virus was determined and confirmed by two different assays, p24 antigen, a component of the virus core, and reverse transcriptase activity, an enzyme critical to HIV replication. Of the SCID mice given blood from vaccinated volunteers, 78% showed no HIV infection after virus challenge as compared to 13% of the mice given blood from unvaccinated donors.

         In a study published in the September 1998 issue of AIDS Research and Human Retroviruses, the Company revealed that the improved version (HPG-30W) of the Company's HIV vaccine shows greater recognition of the most prevalent subtypes of the virus, covering over 90% of the world's AIDS cases. In addition, the article also provides additional evidence that the improved vaccine induces a stronger cellular immune response, which many scientists believe to be very important in fighting HIV infection.

         In the AIDS Research and Human Retroviruses paper, Dr. Prem Sarin, the Company's Senior Vice President of Research, Infectious Diseases, reported that the evaluation of blood obtained from mice immunized with HGP-30 AIDS vaccine, in the presence of the adjuvant alum, a material needed to stimulate immune response to vaccines, showed recognition of the corresponding regions of the HIV subtypes A, B, C and E. However, if alum was replaced with newer adjuvants, the recognition of some HIV subtypes was improved and the levels of antibody isotypes used as surrogate markers for cellular immune response were increased 2 to 4 fold.

         One major problem facing researchers involved in developing a vaccine against HIV is the virus' substantial variability and continued mutation among the different subtypes found around the world. Subtype A is found in Africa whereas the B subtype is the dominant strain in the U.S. and Europe. Subtype C is dominant in parts of Africa and Asia. Subtype E is primarily found in Thailand.

         In September 1997, the Company also completed a Phase I safety study of the HGP-30 preventive AIDS vaccine in 24 HIV-infected patients. The study showed that immunizations with this vaccine were safe in AIDS patients.

         In June 1998, the Institute for Clinical Pharmacology, Pharma BioResearch, Netherlands, started inoculating the first volunteers with the Company's HGP-30W AIDS vaccine in the only ongoing European Phase II AIDS vaccine study. In the trial, 30 healthy, HIV-negative volunteers will receive one of the three different dosages of the vaccine.

         Although there has been important independent research showing the possible significance of the p17 region of HIV-1, there can be no assurance that any of the Company's technology will be effective in the prevention, diagnosis or treatment of AIDS. There can be no assurance that other companies will not develop a product that is more effective or that VTI ultimately will be able to develop and bring a product to market in a timely manner that would enable it to derive commercial benefits.

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

T-CELL MODULATION PROCESS

         In January 1997, the Company acquired a new patented T-cell Modulation Process which uses "heteroconjugates" to direct the body to choose a specific immune response. The heteroconjugate technology, referred to as LEAPS (Ligand Epitope Antigen Presentation System), is intended to selectively stimulate the human immune system to more effectively fight bacterial, viral and parasitic infections and cancer, when it cannot do so on its own. Administered like vaccines, LEAPS combines T-cell binding ligands with small, disease associated, peptide antigens and may provide a new method to treat and prevent certain diseases.

         The ability to generate a specific immune response is important because many diseases are often not combated effectively due to the body's selection of the "inappropriate" immune response. The capability to specifically reprogram an immune response may offer a more effective approach than existing vaccines and drugs in attacking an underlying disease.

         The Company intends to use this new technology with the HGP-30 immunogen which is currently in Phase II clinical studies. To this end, the Company recently entered into formulation studies with a HGP-30/LEAPS compound called LEAPS 101. This product is likely to go into human testing in the second half of 1999. The target population will be HIV-infected individuals.

         In addition, the Company intends to use the LEAPS technology to develop a potential Tuberculosis (TB) vaccine/treatment. TB is the largest killer of all infectious diseases worldwide and new strains of drug resistant TB are emerging daily. Using this new technology, the Company is currently conducting in vitro laboratory and in vivo animal studies.

         In August 1996, the Company signed a Cooperative Research and Development Agreement ("CRADA") with the Naval Medical Research Institute of the U.S. Navy to jointly develop a potential malaria vaccine using the Company's LEAPS technology. This agreement was extended in 1998. Malaria affects about 300-500 million people per year and is responsible for about 2.7 million deaths annually. It is a parasitic disease transmitted by mosquitoes. As with tuberculosis, the emergence of drug resistant strains is a major problem, as is the emergence of mosquitoes which are resistant to traditional insecticides. While at the present the number of malaria cases are not a major problem in the continental U.S., there are an increasing number of cases involving Americans bringing the disease home from overseas travels. Currently, there is no approved malaria vaccine anywhere in the world.

         In October 1996, the Company and Northeastern Ohio University College of Medicine signed a Collaborative Research Agreement to jointly identify and evaluate Herpes Simplex Virus related peptides. This study made use of the Company's new LEAPS technology which combines T-cell binding ligands with small, disease associated, peptide antigens. In the past, some vaccines have worked simply by vaccination with viral proteins (e.g. hepatitis B) to immunize patients. In the case of herpes simplex, that strategy has yet to be proven successful. The purpose of adding the T-cell binding ligand was to increase the effectiveness of the vaccine by directing the immune response to react in the way most likely to eliminate or control the disease agent. To test this hypothesis in herpes simplex, the researchers administered the vaccine with a T-cell binding ligand to one group of mice in order to direct the immune response to the cellular side, which is thought to be protective. The researchers also administered the vaccine to a separate group of mice using a different T-cell binding ligand to direct the immune response to the humoral (antibody) side, which is thought to be non-protective. For both vaccines, the herpes simplex peptide was kept the same. The results of the study indicated that the immunizations allowed the mice to resolve the infection quicker and more effectively resulting in minimal symptoms and mortality. The vaccine inducing a cellular immune response was protective while the vaccine inducing a humoral (antibody) immune response was not protective and actually accelerated disease progression. A subsequent study with a different herpes simplex peptide also showed protection, confirming the results from the prior study. Research conducted pursuant to this study may lead to the future development of a herpes simplex vaccine.

         In May 1998, the Company announced the receipt of a Phase I $100,000 research grant to fund further animal studies with its herpes simplex vaccine. This grant was given pursuant to the Small Business Innovation Research Program of the National Institute of Allergy and Infectious Diseases.

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

         The LEAPS technology was acquired from Cell-Med, Incorporated ("CELL-MED") in consideration for the Company's payment of $56,000 plus the issuance, during 1997, of 33,378 shares of the Company's common stock. The Company must pay CELL-MED additional payments of up to $600,000, depending upon the Company's ability to obtain regulatory approval for clinical studies using the technology. In addition, should the Company receive FDA approval for the sale of any product incorporating the technology, the Company is obligated to pay CELL-MED an advance royalty of $500,000, a royalty of 5% of the sales price of any product using the technology, plus 15% of any amounts the Company receives as a result of sublicensing the technology. So long as the Company retains rights in the technology, the Company has also agreed to pay the future costs associated with pursuing and or maintaining CELL-MED's patent and patent applications relating to the technology. The technology obtained from CELL-MED is covered by several U.S. and European patents.
Additional patent applications are pending.

RESEARCH AND DEVELOPMENT

         Since 1983, and through September 30, 1998, approximately $22,802,000 has been expended on Company-sponsored research and development, including approximately $3,834,000, $6,012,000 and $3,471,000, respectively during the years ended September 30, 1998, 1997 and 1996. Research and development expenditures prior to October 1995 do not include amounts spent by Viral Technologies, Inc. on research and development. Since May, 1986 (the inception of VTI) and through September 30, 1995, VTI has spent approximately $3,365,000 on research and development.

         The Company has established a Scientific Advisory Board ("SAB") comprised of scientists distinguished in biomedical research in the field of lymphokines and related areas. From time to time, members of the SAB advise the Company on its research activities. Institutions with which members of the SAB are affiliated have in the past conducted and may in the future conduct Company-sponsored research. The SAB has in the past and may in the future, at its discretion, invite other scientists to opine in confidence on the merits of the Company-sponsored research. Members of the SAB receive $500 per month from the Company.

         The members of the Company's SAB are:

         Evan  M.  Hersh,   M.D.  -  Vice-Chairman,   Department  of  Internal
Medicine, Chief, Section of Hematology/Oncology, Department of Internal Medicine, Tucson, AZ. Director of Clinical Research, Arizona Cancer Center, Tucson.

         Michael J. Mastrangelo, M.D. - Director, Division of Medical Oncology; Professor of Medicine, Jefferson Medical College, Philadelphia, Pennsylvania; and Associate Clinical Director, Jefferson Cancer Center, Philadelphia, Pennsylvania.

         Alan  B.  Morris,   Ph.D.  -  Professor,   Department  of  Biological
Sciences, University of Warwick, Coventry, U.K.

         Edmond C. Tramont, M.D. - Associate Director of The Institute of Human Virology, University of Maryland Biotechnology Institute.

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

         In addition to obtaining FDA approval for a product, a biologics establishment license application ("ELA") may need to be filed in the case of biological products derived from blood, or not considered to be sufficiently well characterized, in order to obtain FDA approval of the testing and manufacturing facilities in which the product is produced. To the extent all or a portion of the manufacturing process for a product is handled by an entity other than the Company, the Company must similarly receive FDA approval for the other entity's participation in the manufacturing process. Domestic manufacturing establishments are subject to inspections by the FDA and by other

Federal, state and local agencies and must comply with Good Manufacturing Practices ("GMP") as appropriate for production. In complying with GMP regulations, manufacturers must continue to expend time, money and effort in the area of production, quality control and quality assurance to ensure full technical compliance.

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

         Several biotechnology companies are producing IL-2-like compounds. The Company believes, however, that it is the only producer of a patented IL-2 product using a patented cell-culture technology with normal human cells. The Company foresees that its principle competition will come from producers of genetically-engineered IL-2-like products. However, it is the Company's belief, based upon growing scientific evidence, that its natural IL-2 products have advantages over the genetically engineered, IL-2-like products. Evidence indicates that genetically engineered, IL-2-like products, which lack sugar molecules and typically are not water soluble, may be recognized by the immunological system as a foreign agent, leading to a measurable antibody build-up and thereby possibly voiding their therapeutic value. Furthermore, the Company's research has established that to have optimum therapeutic value IL-2 should be administered not as a single substance but rather as an IL-2-rich mixture of certain lymphokines and other proteins, i.e. as a "cocktail". If these differences prove to be of importance, and if the therapeutic value of its MULTIKINE product is conclusively established, the Company believes it will be able to establish a strong competitive position in a future market.

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

         Competition to develop treatments or vaccines for the control of AIDS is intense. Many of the pharmaceutical and biotechnology companies around the world are devoting substantial sums to the research and development of technologies useful in these areas. VTI's development of its experimental HGP-30 AIDS Vaccine, if successful, would likely face intense competition from other companies seeking to find alternative or better ways to prevent and treat AIDS.

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

         The clinical trials funded to date by VTI have not been approved by the FDA, but rather have been conducted pursuant to approvals obtained from certain states and foreign countries. Since the results of these clinical trials may not be accepted by the FDA, companies which are conducting clinical trials approved by the FDA may have a competitive advantage in that the products of such companies are further advanced in the regulatory process than those of VTI. Notwithstanding the above, VTI's primary objective is to develop an AIDS vaccine for use in Africa and Asia. As such, the Company does not consider the lack of FDA approval to be important at this time.

ITEM 2.  PROPERTIES

         In October 1994, the Company completed the construction of a research laboratory in space leased by the Company. The cost of modifying and equipping this space for the Company's purposes was approximately $1,200,000. In February l997, the Company added an additional 3,900 square feet to this facility at a cost, including equipment, of approximately $l20,000. The space which houses the Company's fully equipped 11,000 square foot laboratory is rented by the Company for approximately $4,700 per month pursuant to a lease which expires in 2004, with extentions available until 2014.

         The Company leases office space at 8229 Boone Blvd., Suite 802, Vienna, Virginia at a monthly rental of approximately $7,400. The Company believes this arrangement is adequate for the conduct of its present business.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to any pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of December 15, 1998 there were approximately 2,800 record holders of the Company's common stock. Prior to June 5, 1997, the Company's Common Stock was traded on the National Association of Securities Dealers Automatic Quotation ("NASDAQ") System. Since June 5, 1997 the Company's Common Stock has traded on the American Stock Exchange. Set forth below are the range of high and low quotations for the Company's common stock for the periods indicated as reported the American Stock Exchange. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                   Quarter
                    Ending              High            Low
                  12/31/96            $  6.63          $3.50
                   3/31/97            $  6.12          $4.19
                   6/30/97            $  5.12          $2.75
                   9/30/97            $  8.06          $3.12

                  12/31/97             $10.00          $5.87
                    3/31/98           $  6.56          $4.00
                    6/30/98           $  6.44          $4.44
                    9/30/98           $  5.94          $1.94

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

         The market price of the Company's common stock, as well as the securities of other biopharmaceutical and biotechnology companies, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors such as fluctuations in the Company's operating results, announcements of technological innovations or new therapeutic products by the Company or its competitors, governmental regulation, developments in patent or other proprietary rights, public concern as to the safety of products developed by the Company or other biotechnology and pharmaceutical companies, and general market conditions may have a significant effect on the market price of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the more detailed financial statements, related notes and other financial information included herein.

                             For  the  Years   Ended   September 30,
                        1998         1997        1996         1995
                        ----        ------      ------       -----

Investment Income and
  Other Revenues      $792,994 $   438,145  $  322,370  $   423,765
Expenses:
Research and
  Development        3,833,854   6,011,670   3,471,477    1,824,661
Depreciation
  and Amortization     295,331     313,547     290,829      262,705
General and
  Administrative     3,106,492   2,302,386   2,882,958    1,713,912
Equity in loss of
  joint venture            --           --       3,772      501,125
               --------------------------------- -----  -----------

Net Loss           $(6,442,683)$(8,189,458)$(6,326,666) $(3,878,638)
                   ============ ======================= ============

Loss per common share
(basic and diluted)    $(0.74)     $(1.00)      $(1.16)     $(0. 89)

Weighted average
  common shares
  outstanding       11,379,437   9,329,419   6,425,316    4,342,628

Balance Sheet Data:

September 30,
                          1998        1997         1996         1995
                          ----       ------       ------       -----

Working Capital     $12,926,014  $4,581,247   $10,266,104   $3,983,699
Total Assets         14,431,813   6,334,397    11,878,370    6,359,011
Total Liabilities       456,529     508,617       294,048    1,516,978
Shareholders'
  Equity             13,975,284   5,825,780    11,584,322    4,842,033

No dividends have been declared on the Company's common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal 1998

         Interest income during the year ending September 30, 1998 reflects interest accrued on investments. Interest income increased from fiscal 1997 due to the investment of the proceeds of the sale of the Series D Preferred Stock. Research and development expenses in 1998 are substantially less then the prior period since the costs of acquiring the MULTIKINE license and the LEAPS technology were expensed in fiscal 1997. General and administrative expenses increased due to additional employees needed for the Company's increased activity level and charges ($587,377) for options granted to persons other than employees with exercise prices equal to prevailing market prices at the time of grant.

Fiscal 1997

         Interest income during the year ending September 30, l997 reflects interest earned on investments. Research and development expenses have increased due to the beginning of new clinical studies with cancer and AIDS patients. Research and development expenses also increased due to the purchase of the MULTIKINE rights from the Sittona Company ($2,250,000), which was expensed as research and development expenses, as well as the payment to to Cell-Med ($125,000) to retain ownership of the LEAPS technology.

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

         In August 1996, the Company sold, in a private transaction, 5,000 shares of its Series B Preferred Stock (the "Series B Preferred Shares") for $5,000,000 or $1,000 per share. At the purchasers' option, up to 2,500 Series B Preferred Shares are convertible, on or after ten days from the date the shares were registered for public sale (the "Effective Date"), into shares of the Company's Common Stock on the basis of one share of Preferred Stock for shares of Common Stock equal in number to the amount determined by dividing $1,000 by 87% of the Closing Price of the Company's Common Stock. All Preferred Shares were convertible, on or after 40 days from the Effective Date, on the basis of one share of Preferred Stock for shares of the Company's Common Stock equal in number to the amount determined by dividing $1,000 by 85% of the Closing Price of the Company's Common Stock. The term "Closing Price" is defined as the average closing bid price of the Company's Common Stock over the five-day trading period ending on the day prior to the conversion of the Preferred Stock. Notwithstanding the above, the conversion price could not be less than $3.60 nor more than $14.75. By means of a Registration Statement filed with the Securities and Exchange Commission, the shares issuable upon the conversion of the Series B Preferred Shares have been registered for public sale. Prior to December 20, 1996, 1,900 Series B Preferred Shares were converted into 527,774 shares of the Company's common stock. In December 1996 the Company repurchased 2,850 Series B Preferred Shares for $2,850,000 plus warrants which allow the holders to purchase up to 99,750 shares of the Company's common stock for $4.25 per share at any time prior to December 15, 1999. The Company raised funds required for this repurchase from the sale of its Series C Preferred Stock. In May 1997 all remaining 250 shares of the Series B Preferred Stock were converted into 69,444 shares of common stock. As of November 30, 1998 Warrants for the purchase of 17,500 shares of common stock had been exercised.

         In December 1996, the Company raised $2,850,000 from the sale of units consisting of 2,850 shares of the Company's Series C Preferred Stock, 379,763 Series A Warrants and 379,763 Series B Warrants. The Series C Preferred Shares were convertible into shares of the Company's Common Stock on the basis of one share of Preferred Stock for shares of Common Stock equal in number to the amount determined by dividing $1,000 by 85% of the Closing Price of the Company's Common Stock (the "Conversion Price"). The term "Closing Price" was defined as the average closing bid price of the Company's Common Stock over the five day trading period ending on the day prior to the conversion of the Preferred Stock. Notwithstanding the above, the Conversion Price could not be more than $4.00. Beginning 90 days after December 17, 1996 one half of the Series C Preferred Shares were convertible into shares of the Company's common stock. All preferred shares were convertible into shares of the Company's common stock beginning 180 days after December 17, 1996. Each Series A Warrant entitles the holder to purchase one share of the Company's common stock at a price of $4.50 per share at any time prior to March 15, 1998. Each Series B Warrant entitles the holder to purchase one share of the Company's common stock at a price of $4.50 per share at any time prior to March 15, 1999. As of November 30, 1998 all shares of the Series C Preferred Stock have been converted into 915,271 shares of the Company's common stock, all 379,763 Series A Warrants had been exercised and 253,175 Series B Warrants had been exercised.

         Subsequent to the issuance of the Company's 1997 consolidated financial statements, the Company determined that the application of a technical accounting treatment required the 1997 and 1996 loss per share calculations to include the impact of $1,062,482 and $1,039,679 respectively, for the accretion of the assumed beneficial conversion features, and $108,957 and $58,794, respectively, for preferred stock dividends, with respect to the issuance of the Series A, Series B and Series C Preferred Stock during fiscal 1997 and 1996. The effect of the accretion is a non-cash charge to additional paid-in capital and does not impact the previously reported net loss for the years ended September 30, 1997 and 1996, nor does it result in a net change to stockholders' equity at September 30, 1997 and 1996. The effect of the restatement was to increase net loss per share by $0.12 to $1.00 for the year ended September 30, 1997, and $0.18 to $1.16 for the year ended September 30, 1996.

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

         On December 22, 1997, the Company sold 10,000 shares of its Series D Preferred Stock, 550,000 Series A Warrants and 550,000 Series B Warrants, to ten institutional investors for $10,000,000. The Series D Preferred Shares may be converted into shares of the Company's Common Stock. Prior to September 19, 1998 (or such earlier date as the market price of the Company's Common Stock is $3.45 or less for five consecutive trading days) the number of shares issuable upon the conversion of each Series D Preferred Share is to be determined by dividing $1,000 by $8.28. On or after September 19, 1998 the number of shares issuable upon the conversion of each Series D Preferred Share is to be determined by dividing $1,000 by the lower of (i) $8.28, or (ii) the average price of the Company's common stock for any two trading days during the ten trading days preceding the conversion date. Each Series A Warrant allows the holder to purchase one share of the Company's common stock for $8.62 at any time prior to December 22, 2001. Each Series B Warrant allows the holder to purchase one share of the Company's Common Stock for $9.31 at any time prior to December 22, 2001. The Company has agreed to file a registration statement with the Securities and Exchange Commission covering the sale of the common stock issuable upon the conversion of the Series D Preferred Stock and/or the exercise of the Series A and Series B Warrants. As of November 30, 1998 2,786 Series D Preferred Shares had been converted into 1,167,812 shares of the Company's common stock.

         During fiscal l999, the Company expects that it will spend between $3,500,000 and $4,000,000 on research, development, and clinical trials. This amount includes VTI's estimated research and development expenses during fiscal l998. Prior to October l995, VTI's research and development expenses were shared 50% by the Company and 50% by Alpha 1 Biomedicals, Inc. VTI became a wholly-owned subsidiary of the Company in October l995 when the Company purchased Alpha 1's 50% interest in VTI. The Company plans to use its existing financial resources to fund its research and development program during this period.

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

         Year 2000. The Company is in the process of modifying its computer hardware and software systems to recognize the year 2000. The Company expects these modifications to be substantially complete by early 1999. The Company does not expect these modifications to have a significant effect on its operations and the costs of modification are expected to be insignificant. In addition, the Company is evaluating significant vendors and other third parties which could have an effect on the Company's operations to ensure year 2000 compliance. If the Company's computer systems fail during the year 2000, the Company may need to have independent laboratories perform some of research that is presently being conducted by the Company's laboratory. Since the Company expects its computer systems to be compliant with the year 2000 by early 1999, the Company has not developed any contingency plans in the event the Company's computer systems fail to be year 2000 compliant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Financial Statements included with this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

    Name                   Age                   Position

Maximilian de Clara         69         Director and President
Geert R. Kersten, Esq.      40         Director, Chief Executive Officer,
                                          Secretary and Treasurer
Patricia B. Prichep         46         Senior Vice President of Operations
M. Douglas Winship      49        Senior Vice President of
                                          Regulatory Affairs and Quality
                                          Assurance
Dr. Eyal Talor              43         Senior Vice President of Research
                                          and Manufacturing          Dr. Prem
S. Sarin           64       Senior Vice President of Research
                                          Infectious Diseases        Dr.
Daniel H. Zimmerman     57        Senior Vice President of Research,
                                          Cellular Immunology
Michael Luecke              56         Senior Vice President of Business
                                          Development
Mark V. Soresi              44         Director         F. Donald Hudson
65       Director

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

         Patricia B. Prichep has been the Company's Senior Vice President of Operations since March 1994. Between December 1992 and March 1994, Ms. Prichep was the Company's Director of Operations. From June 1990 to December 1992, Ms. Prichep was the Manager of Quality and Productivity for the NASD's Management, Systems and Support Department. Between 1982 and 1990, Ms. Prichep was Vice President and Operations Manager for Source Capital, Ltd.

         M. Douglas Winship has been the Company's Senior Vice President of Regulatory Affairs and Quality Assurance since April 1994. Between 1988 and April 1994, Mr. Winship held various positions with Curative Technologies, Inc., including Vice President of Regulatory Affairs and Quality Assurance (1991-1994).

         Eyal Talor, Ph.D. has been the Company's Senior Vice President of Research and Manufacturing since March 1994. From October 1993 until March 1994, Mr. Talor was Director of Research, Manufacturing and Quality Control, as well as the Director of the Clinical Laboratory, for Chesapeake Biological Laboratories, Inc. From 1991 to 1993, Mr. Talor was a scientist with SRA Technologies, Inc., as well as the director of SRA's Flow Cytometry Laboratory (1991-1993) and Clinical Laboratory (1992-1993). During 1992 and 1993, Mr. Talor was also the Regulatory Affairs and Safety Officer For SRA. Since 1987, Mr. Talor has held various positions with the John Hopkins University, including course coordinator for the School of Continuing Studies (1989-Present), research associate and lecturer in the Department of Immunology and Infectious Diseases (1987-1991), and associate professor (1991-Present).

         Prem S. Sarin, Ph.D. has been the Company's Senior Vice President of Research, Infectious Diseases since October 1995. From May 1993 to September 1995 Dr. Sarin was the Vice President of Research for Viral Technologies, Inc. (the Company's wholly-owned subsidiary). Dr. Sarin was an Adjunct Professor of Biochemistry at the George Washington University School of
Medicine, Washington, D.C., from 1986-1992. From 1975-1991 Dr. Sarin held the position of Deputy Chief, Laboratory of Tumor Cell Biology at the National Cancer Institute (NCI), NIH, Bethesda, Maryland. Dr. Sarin was a

Senior Investigator (1974-1975) and a Visiting Scientist (1972-1974) at the Laboratory of Tumor Cell Biology at NCI, NIH. From 1971-1972 Dr. Sarin held the position of Director, Department of Molecular Biology, Bionetics Research Laboratory, Bethesda, Maryland.

         Daniel H. Zimmerman, Ph.D. has been the Company's Senior Vice President of Cellular Immunology since January 1996. Dr. Zimmerman founded CELL-MED, Inc. and was its president from 1987-1995. From 1973 to 1987 Dr. Zimmerman served in various positions at Electronucleonics, Inc. including Scientist, Senior Scientist, Technical Director and Program Manager. From 1969-1973 Dr. Zimmerman was a Senior Staff Fellow at NIH.

         Michael Luecke joined the Company as Senior Vice President of Business Development in June 1998. Mr. Luecke has over 20 years of business experience in pharmaceutical and biotechnology companies. He has held senior-level business development/licensing positions with Bristol-Myers, SmithKline and Ciba-Geigy, as well as several small biopharmaceutical companies.

         Mark V. Soresi. Mr. Soresi became a director of the Company in July 1989. Between 1989 and 1997, Mr. Soresi was the president and Chief Executive Officer of REMAC U.S.A., Inc. a corporation is involved in the clean-up of hazardous and toxic waste dump sites. Since 1997 Mr. Soresi has been the president and chief executive officer of Millennium Solutions & Beyond, Inc. and the senior vice president of Xecute ND, Inc. both of which are involved in the computer consulting business. Mr. Soresi attended George Washington University in Washington, D.C. where he earned a Bachelor of Science in Chemistry.

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

Executive Compensation

         The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal year ended September 30, 1998.

       Annual Compensation                 Long Term Compensation
                                                    Re-              All
                                           Other    stric-           Other
                                           Annual   ted              Com-
                                           Compen-  Stock   Options  pensa-
Name and Princi-  Fiscal  Salary   Bonus   sation   Awards  Granted  tion
pal Position       Year     (1)      (2)     (3)      (4)     (5)    (6)

Maximilian        1998   $315,021     -  $81,709       -  164,000     $73
de Clara,         1997   $319,104     -  $76,290       -  333,000     $88
President         1996   $225,000 $75,000$85,016       -   70,000     $88

Geert R. Kersten, 1998   $229,533     -  $15,180    2,081 164,000  $5,310
Chief Executive   1997   $228,888     -  $12,314       -  313,000  $8,888
Officer, Secretary1996   $172,531 $75,000 $9,420       -  294,000  $8,869
and Treasurer
M. Douglas Winship,1998  $136,918     -   $2,400   1,740        -  $1,060
Senior Vice
 President         1997  $129,926     -   $2,400       -   45,000  $3,152
of Regulatory
 Affairs           1996  $119,100     -   $2,400       -        -  $2,488
and Quality Assurance
Prem S. Sarin,    1998    $117,035    -        -   1,488    39,000   $929
Ph.D.             1997    $113,385    -        -       -    34,000 $3,473
Senior Vice President
of Research, Infectious
Diseases

Eyal Talor, Ph.D.1998    $130,845     -   $3,000   1,616   27,000    $958
Senior Vice
President        1997    $119,333      -  $3,000        -  58,000  $3,668
of Research and
Manufacturing

Daniel Zimmerman,1998    $106,360     -   $3,000   1,353   39,000    $822
 Ph.D.,          1997    $104,000     -        -       -   34,000  $3,208
Senior Vice President of
Cellular Immunology

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

(4) During the periods covered by the table, the shares of restricted stock issued as compensation for services to the persons listed in the table. As of September 30, 1998, the number of shares of the Company's common stock, owned by the officers included in the table above, and the value of such shares at such date, based upon the market price of the Company's common stock were:

         Name                       Shares *          Value

         Maximilian de Clara            --               --
         Geert R. Kersten          107,021         $280,395
         M. Douglas Winship          1,740           $4,559
         Prem S. Sarin, Ph.D.        1,488           $3,899
         Eyal Talor, Ph.D.           3,116           $8,164
         Daniel Zimmerman, Ph.D.    21,383          $56,023

*     Includes 401(k) shares that were issued prior to September 30, 1998.

         Dividends may be paid on shares of restricted stock owned by the Company's officers and directors, although the Company has no plans to pay dividends.

(5) The shares of Common Stock to be received upon the exercise of all stock options granted during the period covered by the Table. Includes certain options issued in connection with the Company's l998 Salary Reduction Plan as well as certain options purchased from the Company. See "Options Granted During Fiscal Year Ending September 30, l998" below.

(6) All other compensation received that the Company could not properly report in any other column of the Table including annual Company contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, the Company with respect to term life insurance for the benefit of the named executive officer, and the full dollar value of the remainder of the premiums paid by, or on behalf of, the Company. Amounts in the table represent life insurance premiums and/or contributions made by the Company to a 401(k) pension plan on behalf of persons named in the table.

Long Term Incentive Plans - Awards in Last Fiscal Year

         None.

Employee Pension, Profit Sharing or Other Retirement Plans

         During 1993 the Company implemented a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code and covering substantially all the Company's employees. Prior to January 1, 1998 the Company's contribution was equal to the lesser of 3% of each employee's salary, or 50% of the employee's contribution. Effective January 1, 1998 the plan was amended such that the Company's contribution is now made in shares of the Company's common stock as opposed to cash. Each participant's contribution is matched by the Company with shares of common stock which have a value equal to 100% of the participant's contribution, not to exceed the lesser of $1,000 or 6% of the participant's total compensation. The Company's contribution of common stock is valued each quarter based upon the closing price of the Company's common stock. The fiscal 1998 expenses for this plan were $70,519. Other than the 401(k) Plan, the Company does not have a defined benefit, pension plan, profit sharing or other retirement plan.

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

Compensation Committee Interlocks and Insider Participation

         The Company has a compensation committee comprised of all of the Company's directors, with the exception of Mr. Kersten. During the year ended September 30, 1998, Mr. de Clara was the only officer participating in deliberations of the Company's compensation committee concerning executive officer compensation. See Item 13 of this report for information concerning transactions between the Company and Mr. de Clara.

         During the year ended September 30, 1998, no director of the Company was also an executive officer of another entity, which had an executive officer of the Company serving as a director of such entity or as a member of the compensation committee of such entity.

Stock Options

         The following tables set forth information concerning the options granted, during the fiscal year ended September 30, 1998, to the persons named below, and the fiscal year-end value of all unexercised options (regardless of when granted) held by these persons.

         Options Granted During Fiscal Year Ending September 30, l998

                                                              Potential
                   Individual Grants                           Realizable
Value at
                      % of Total                              Assumed Annual
                        Options                          Rates of Stock Price
                      Granted to    Exercise                Appreciation for
             Options  Employees in  Price Per Expiration    Option Term (2)
 Name      Granted (#)  Fiscal Year Share       Date       5%       10%

Maximilian  114,000 (1)              $2.94     1/10/02  $60,420  $128,820
 de Clara    50,000                  $4.68     5/01/08 $147,000  $372,000
             ------
            164,000

Geert R.    114,000 (1)              $2.94     1/10/02  $60,420  $128,820
 Kersten     50,000                  $4.68     5/01/08 $147,000  $372,000
             ------
            164,000

M. Douglas        -                    --         --         --        --
 Winship          -


Prem S.      24,000 (1)              $2.94     1/10/02  $12,700   $27,100
 Sarin, Ph.D.15,000                  $4.68     5/01/08  $435,00  $111,600
             ------
             39,000

Eyal         12,000 (1)              $2.94     1/10/02   $6,360   $13,600
 Talor, Ph.D. 15,000                 $3.31     8/03/08  $30,800   $78,900
              ------
              27,000

Daniel        24,000 (1)             $2.94     1/10/02  $12,700   $27,100
Zimmerman,    15,000                 $5.06     2/19/08  $47,000  $120,700
              ------
 Ph.D.        39,000

(1) Options were granted in accordance with the Company's 1998 Salary Reduction Plan. Pursuant to the Salary Reduction Plan, any employee of the Company was allowed to receive options (exercisable at market price at time of grant) in exchange for a one-time reduction in such employee's salary.
(2) The potential realizable value of the options shown in the table assuming the market price of the Company's Common Stock appreciates in value from the date of the grant to the end of the option term at 5% or 10%.

                 Option Exercises and Year End Option Values

                                                         Value (in $) of
                                                          Unexercised
                                                             In-the-
                                            Number of     Money Options
                                           Unexercised    at Fiscal
                    Shares                Options (3)     Year-End (4)
                  Acquired On  Value Re-  Exercisable/   Exercisable/
Name              Exercise (1) alized (2) Unexercisable  Unexercisable
----              ------------ ---------- -------------  -------------

Maximilian de Clara52,715      170,607   289,667/300,666    -/-
Geert R. Kersten  20,000       113,800   689,084/286,666    -/-
M. Douglas Winship            --              --         37,000/30,000  -/-
Prem S. Sarin         --            --    57,834/49,666     -/-
Eyal Talor        11,166        61,202    40,167/60,333     -/-
Daniel Zimmerman      --            --    40,334/44,666     -/-

(1) The number of shares received upon exercise of options during the fiscal year ended September 30, 1998.

(2) With respect to options exercised during the Company's fiscal year ended September 30, 1998, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of September 30, 1998, separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of September 30, 1998, the market value of the stock underlying those options (as of September 30, 1998) was less than the exercise price of the options.

Stock Option and Bonus Plans

         The Company has  Incentive  Stock  Option  Plans,  Non-Qualified  Stock
Option Plans and a Stock Bonus Plan. A summary description of these Plans follows. In some cases these Plans are collectively referred to as the "Plans".

         Incentive Stock Option Plan. The Incentive Stock Option Plans collectively authorize the issuance of up to 1,100,000 shares of the Company's Common Stock to persons that exercise options granted pursuant to the Plan. Only Company employees may be granted options pursuant to the Incentive Stock Option Plan.

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

         Non-Qualified Stock Option Plan. The Non-Qualified Stock Option Plans collectively authorize the issuance of up to 2,760,000 shares of the Company's Common Stock to persons that exercise options granted pursuant to the Plans. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of the Company's Common Stock on the date the option is granted.

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

         Option Summary. The following sets forth certain information, as of November 30, 1998, concerning the stock options granted by the Company. Each option represents the right to purchase one share of the Company's Common Stock.

                                      Total          Shares
                                      Shares      Reserved for    Remaining
                                     Reserved     Outstanding  Options
Name of Plan                        Under Plan      Options       Under Plan

Incentive Stock Option Plans        1,100,000     772,384      309,449
Non-Qualified Stock Option Plans    2,760,000   1,959,700      441,924

         As of November 30, 1998, 18,880 shares had been issued pursuant to the Company's Stock Bonus Plan as part of the Company's contribution to its 401(k) plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of November 30, 1998, information with respect to the only persons owning beneficially 5% or more of the outstanding Common Stock and the number and percentage of outstanding shares owned by each director and officer and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of Common Stock.

  Name and Address            Number of Shares (1)    Percent of Class (3)

Maximilian de Clara                  289,667                 2.2%
Bergstrasse 79
6078 Lungern,
Obwalden, Switzerland

Geert R. Kersten                     802,105 (2)             6%
8229 Boone Blvd.
Suite 802
Vienna, VA  22182

Patricia B. Prichep                   97,972                *
8229 Boone Blvd.
Suite 802
Vienna, VA  22182

M. Douglas Winship                    38,740                *
8229 Boone Blvd.
Suite 802
Vienna, VA  22182

Eyal Talor, Ph.D.                     43,283                *
8229 Boone Blvd.
Suite 802
Vienna, VA  22182

Daniel H. Zimmerman, Ph.D.            66,717                *
8229 Boone Blvd.
Suite 802
Vienna, VA  22182

Prem Sarin, Ph.D.                     59,322                *
8229 Boone Blvd.
Suite 802
Vienna, VA  22182

Michael Luecke                           900                *
8229 Boone Blvd.
Suite 802
Vienna, VA  22182

Mark Soresi                          100,000                *
8229 Boone Blvd.
Suite 802
Vienna, VA  22182

F. Donald Hudson                     117,000                *
53 Mt. Vernon Street
Boston, MA  02108

All Officers and Directors
 as a Group (10 persons)       1,615,706     11.4%
                              ==========     =====
*Less than 1%
(1) Includes shares issuable prior to February 28, 1999 upon the exercise of options or warrants granted to the following persons:

                                          Options or Warrants Exercisable
         Name                                 Prior to February 28, 1999

         Maximilian de Clara                       289,667
         Geert R. Kersten                          695,084
         Patricia B. Prichep                        93,667
         M. Douglas Winship                         37,000
         Eyal Talor, Ph.D.                          40,167
         Daniel H. Zimmerman, Ph.D.                 45,334
         Prem Sarin, Ph.D.                          57,834
         Michael Luecke                                 --
         Mark Soresi                                85,000
         F. Donald Hudson                          117,000

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Prior to January 1997 the Company's MULTIKINE technology was owned by Hooper Trading Company, N.V., ("Hooper"), and Shanksville Corporation, ("Shanksville") and licensed to Sittona Company, B.V., ("Sittona"). In 1983, Sittona licensed the MULTIKINE Technology to the Company and received from the Company a $1,400,000 advance royalty payment. The Company also agreed to (i) pay royalties to Sittona equal to l0% of net sales and l5% of the licensing royalties received from third parties (ii) bear the expense of preparing, filing and processing patent applications and (iii) obtain and maintain patents in the United States and foreign countries on all inventions, developments and improvements made by or on behalf of the Company relating to the MULTIKINE technology.

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

CEL-SCI CORPORATION

Consolidated Financial Statements for the Years Ended
September 30, 1998, 1997 (Restated), and 1996 (Restated), and Independent Auditors' Report

CEL-SCI CORPORATION

TABLE OF CONTENTS
--------------------------------------------------------------------------------


                                                                     Page

INDEPENDENT AUDITORS' REPORT                                         F-1

CONSOLIDATED  FINANCIAL  STATEMENTS FOR THE YEARS
 ENDED SEPTEMBER 30, 1998, 1997
  (RESTATED), AND 1996 (RESTATED):

  Consolidated Balance Sheets                                        F-2

 Consolidated Statements of Operations                               F-3

  Consolidated Statements of Stockholders' Equity                    F-4

  Consolidated Statements of Cash Flows                              F-5

  Notes to Consolidated Financial Statements                      F-7 - F-21

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of CEL-SCI Corporation:

We have audited the accompanying consolidated balance sheets of CEL-SCI Corporation and subsidiary (the Company) as of September 30, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CEL-SCI Corporation and its subsidiary as of September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles.

As discussed in Note 14, the 1997 and 1996 consolidated financial statements have been restated.



DELOITTE & TOUCHE LLP
Washington, DC
December 11, 1998

CEL-SCI CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1998 AND 1997
--------------------------------------------------------------------

ASSETS                                      1998          1997

CURRENT ASSETS:
    Cash and cash equivalents
                                          $2,813,225     $3,508,606
    Investment securities available
    for sale                               9,675,311        745,216
    Interest and other receivables            69,809        106,443
    Prepaid expenses                         723,834        410,788

    Advances to officer/shareholder           70,982        291,781
    and employees
                                        ----------------------------

   Total current assets                    13,353,161      5,062,834

RESEARCH AND OFFICE EQUIPMENT - Less
accumulated depreciation of $1,352,165
 and  $1,128,410                              619,496        791,964


DEPOSITS                                      14,828         18,178

PATENT COSTS - Less accumulated
amortization
    of $454,328 and $402,025                  444,328       461,421
                                        -------------    ---------------
                                         $14,431,813     $6,334,397
                                        =============   ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued
    expenses                                $427,147        $481,587
                                        ---------------   ------------

    Total current  liabilities               427,147          481,587


DEFERRED RENT                                 29,382         27,030
                                        ------------     ----------------

         Total liabilities                    456,529       508,617
                                        -------------     ---------------

STOCKHOLDERS' EQUITY:
    Series D Preferred stock, $0.01               90              -
par value - authorized, 10,000
        shares; issued and
outstanding, 9,002 shares
    Common stock, $.01 par value -
authorized, 100,000,000 shares;
        issued and outstanding,
11,972,695 and 10,445,691 shares             119,726         104,457
    Additional paid-in capital
                                          59,040,864      44,419,244
    Net unrealized loss on marketable        (48,291)         (3,499)
equity securities
    Accumulated deficit
                                          (45,137,105)   (38,694,422)
                                        -------------    ---------------

     Total stockholders' equity            13,975,284      5,825,780
                                        -------------     ---------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                   $14,431,813      $6,334,397
                                        =============    ===============


See notes to consolidated financial statements.

CEL-SCI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996
-------------------------------------------------------------------------------

                                     1998           1997         1996
                                               (As restated,   (As restated,
                                                see Note 14)   see Note 14)

INVESTMENT INCOME                      $728,421   $386,547     $255,053

OTHER INCOME                             64,573     51,598       67,317
                                   ----------------------------------------

           Total income                 792,994    438,145      322,370
                                   ----------------------------------------

OPERATING EXPENSES:
    Research and development          3,833,854  6,011,670    3,471,477
    Depreciation and amortization       295,331    313,547      290,829
    General and administrative        3,106,492  2,302,386    2,882,958
                              ------------------------------------------

     Total operating expenses         7,235,677  8,627,603   6,645,264
                              -----------------------------------------

EQUITY IN LOSS OF
    JOINT VENTURE                            -           -    (3,772)
                              ---------------------------------------

NET LOSS                         $6,442,683.00 $8,189,458.0 $6,326,666.00
                             ===============================================

ACCRETION OF PREFERRED           1,980,000.00  1,062,482.00  1,039,679.00
STOCK

PREFERRED STOCK DIVIDENDS                  -     108,957.00     58,794.00
                                -------------------------------------------

NET LOSS ATTRIBUTABLE TO
COMMON
    STOCKHOLDERS                $8,422,683.00 $9,360,897.0  $7,425,139.00
                               =========================================

LOSS PER COMMON SHARE             $0.74            $1.00           $1.16
 (BASIC)                      =============================================

LOSS PER COMMON SHARE              $0.74           $1.00       $1.16
(DILUTED)
                             ============================================

Weighted average common        11,379,437        9,329,419  6,425,316
shares outstanding             ==========        =========  =========

See notes to
consolidated financial
statements.

CEL-SCI CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996


--------------------------------------------------------------------------------------------------------------------------------
                     Preferred               Preferred                  Preferred
                     Series                Series B                  Series C                 Series D Stock
                     A                    Stock                      Stock
                     Stock
                     --------------       --------------------       --------------------     ------------------------
                     Shares Amount           Shares    Amount         Shares  Amount          Shares    Amount

BALANCE, OCTOBER 1,                                  -                          -                  -
1995                      -     $-                         $-                         $-                 $-

    Common stock                                     -                          -                  -
issued for cash           -      -                          -                          -                  -
    Exercise of                                      -                          -                  -
stock options             -      -                          -                          -                  -
    Exercise of                                      -                          -                  -
warrants                  -      -                          -                          -                  -
    Conversion of                                    -                          -                  -
convertible               -      -                          -                          -                  -
debentures
    Stock issued
for acquisition of
VTI
        and                                          -                          -                  -
Nippon-Zeon rights        -      -                          -                          -                  -
    Issuance -                                       -                          -                  -
Series A preferred    3,500     35                          -                          -                  -
stock
    Issuance -                                   5,000                          -                  -
Series B preferred        -      -                         50                          -                  -
stock
    Preferred                                        -                          -                  -
Series A conversion  (2,900)  (29)                          -                          -                  -
    Cash dividends
on Series A and
        Series B                                     -                          -                  -
preferred stock           -      -                          -                          -                  -
    Change in
market value of
marketable
        securities                                   -                          -                  -
available for sale        -      -      -                   -      -                   -                  -
    Net loss                                         -                          -                  -
                          -      -                          -                          -                  -
                     --------------       --------------------       --------------------     ------------------------

BALANCE, SEPTEMBER                               5,000                          -                  -
30, 1996                600      6                         50                          -                  -



    Exercise of                                      -                          -                  -
stock options             -      -      -                   -      -                   -                  -
    Exercise of                                      -                          -                  -
warrants                  -      -      -                   -      -                   -                  -
    Stock issued
for acquisition of
Multikine
        and                                          -                          -                  -
Cell-Med's                -      -      -                   -      -                   -                  -
Heteroconjugate
rights
    Stock options
issued to
nonemployees
        for services                                 -                          -                  -
                          -      -                          -                          -                  -
    Issuance -                                       -                      2,850                  -
Series C preferred        -      -                          -                         29                  -
stock
    Repurchase of                              (2,850)                          -                  -
Preferred B shares        -      -                       (29)                          -                  -
    Preferred                                        -                          -
Series A conversion   (600)    (6)                          -      -                   -                  -
    Preferred                                  (2,150)                          -                  -
Series B conversion       -      -                       (21)                          -                  -
    Preferred                                        -                    (2,850)                  -
Series C conversion       -      -                          -                       (29)                  -
    Cash dividends                                   -                          -                  -
on Series A and B         -      -      -                   -                          -                  -
    Change in                                                                                      -
market value of
marketable
        securities                                   -                          -                  -
available for sale        -      -      -                   -                          -                  -
    Net loss                                         -                          -                  -
                          -      -      -                   -      -                   -                  -
                     ---------------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER        -                          -                          -                  -
30, 1997                         -                          -                          -                  -

                     ==============       ====================       ====================                           ================
    Exercise of           -                          -                          -                  -
stock options                    -                          -                          -                  -
    Exercise of           -                          -                          -                  -
warrants                         -                          -                          -                  -
    Stock options
issued to
nonemployees
        for services      -                          -                          -                  -
                                 -                          -                          -                  -
    Issuance -
Series D preferred
stock, net of
        offering          -                          -                          -
costs                            -                          -                          -      10,000.100.00


   Preferred             -                          -                          -
Series D conversion              -                          -                          -      (998.00(10.00)
    401(k)                -                          -                          -                  -
contributions                    -                          -                          -                  -
    Change in
market value of
marketable
        securities        -                          -                          -
available for sale               -                          -                          -           -      -
    Net loss                                         -                          -
                          -      -                          -                          -           -      -
                     --------------       --------------------       --------------------     --------------        ----------------

BALANCE, SEPTEMBER                                   -                          -   $
30, 1998                  -     $-                         $-                          -      9,002.0$90.00
                     ==============       ====================       ====================     ==============        ================

See notes to consolidated financial statements.


CEL-SCI CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996



------------------------------------------------------------------------------------------------------------------------------------

                                                  Additional
                            Common Stock            Paid-in
                            ----------------------
                             Shares     Amount     Capital       Other      Deficit     Total

BALANCE, OCTOBER 1,                                                      $(24,010,547 $4,842,033
1995                        5,338,244    $53,382  $28,799,198     $-

    Common stock                             230       57,270                      -     57,500
issued for cash                23,000                              -
    Exercise of                                                                    -     492,830
stock options                 195,711      1,957      491,113      -
    Exercise of                                                                    -   2,343,554
warrants                    1,308,780     13,088    2,330,226      -
    Conversion of                                                                  -   1,287,400
convertible                   257,480      2,575    1,284,825      -
debentures
    Stock issued
for acquisition of
VTI
        and                                                                        -     836,159
Nippon-Zeon rights            204,170      2,042      834,117      -
    Issuance -                                                                     -   3,326,384
Series A preferred                  -          -    3,326,349      -
stock
    Issuance -                                                                     -   4,800,000
Series B preferred                  -          -    4,799,950      -
stock
    Preferred                                         (5,012)                      -           -
Series A conversion           504,096      5,041                   -
    Cash dividends
on Series A and
        Series B                                            -                (58,794)   (58,794)
preferred stock                     -          -                        -
    Change in
market value of
marketable
        securities                                          -                       -   (16,078)
available for sale        -         -          -                 (16,078)
    Net loss                                                -             (6,326,666) (6,326,666)
                                    -          -                        -
                            ---------------------------------------------------------------------------------

BALANCE, SEPTEMBER                                                        (30,396,007)11,584,322
30, 1996                    7,831,481     78,315   41,918,036    (16,078)

    Exercise of                                                                     -    428,925
stock options             -   127,500      1,275      427,650           -
    Exercise of                              612                                    -    168,696
warrants                  -    61,220                 168,084           -
    Stock issued
for acquisition of
Multikine
        and                                                                         -  1,825,000
Cell-Med's                -   785,056      7,851    1,817,149           -
Heteroconjugate
rights
    Stock options
issued to
nonemployees
        for services                                                                -    104,673
                                    -          -      104,673           -
    Issuance -                                                                      -  2,850,000
Series C preferred                  -          -    2,849,971           -
stock
    Repurchase of                                                                   - (2,850,000)
Preferred B shares                  -          -  (2,849,971)           -
    Preferred                                         (1,273)                       -          -
Series A conversion           127,945      1,279                        -
    Preferred                                         (5,951)                       -          -
Series B conversion           597,218      5,972                        -
    Preferred                                         (9,124)                       -          -


Series C conversion           915,271      9,153                        -
    Cash dividends                                          -               (108,957)  (108,957)
on Series A and B         -         -          -                        -
    Change in                                               -                       -          -
market value of                     -          -                        -
marketable
        securities                                          -                       -     12,579
available for sale        -         -          -                   12,579
    Net loss                                                -             (8,189,458) (8,189,458)
                          -         -          -                        -
                     ----------------------------------------------------------------------------------------

BALANCE, SEPTEMBER                                             (3,499.00) (38,694,422) 5,825,780
30, 1997                    10,445,691 104,457.00 44,419,244.00

                            =================================================================================
    Exercise of                         3,000.00   882,372.00           -           -    885,372
stock options               300,048.00
    Exercise of                         7,682.00                        -           -  3,629,426
warrants                    768,243.00           3,621,744.00
    Stock options
issued to
nonemployees
        for services                -          -   564,031.00           -           -    564,031
    Issuance -
Series D preferred
stock, net of
        offering                    -          -                        -           -  9,500,000
costs                                            9,499,900.00
    Preferred                           4,413.00   (4,403.00)           -           -          -
Series D conversion         441,333.00
    401(k)                                174.00    57,976.00           -           -     58,150
contributions               17,380.00
    Change in
market value of
marketable
        securities                  -          -            -                       -   (44,792)
available for sale                                            (44,792.00)
    Net loss                                                -             (6,442,683) (6,442,683)
                                    -          -                        -
                            ---------------------------------------------------------------------------------

BALANCE, SEPTEMBER                                                        $(45,137,105$13,975,284
30, 1998                    11,972,695  $119,726  $59,040,864   $(48,291)
                            =================================================================================

See notes to consolidated financial statements.


CEL-SCI CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1998, 1997,
AND 1996
--------------------------------------------------------------------------

                                          1998      1997        1996

CASH FLOWS PROVIDED BY
    FINANCING  ACTIVITIES:
    Issuance of convertible debentures
                                                -         -     1,250,000
    Issuance of preferred and common
stock and
        warrant conversion for cash
                                        14,077,049  597,672    10,927,075
    Repayment of note receivable for                               86,100
stock option exercise                           -         -
    Repayment of note payable
                                                -         -     (811,263)
    Dividends paid                                               (58,794)
                                                - (108,957)
                                        ----------------------------------

                      Net  cash
provided by financing activities        14,077,049  488,715    11,393,118
                                        ----------------------------------

NET DECREASE IN CASH
                                        (695,381)  (41,204)     (337,140)

CASH, BEGINNING OF YEAR
                                        3,508,606 3,549,810     3,886,950
                                        ----------------------------------

CASH, END OF YEAR
                                        $2,813,225$3,508,606   $3,549,810
                                        ==================================

SUPPLEMENTAL DISCLOSURES:
    In March 1996, a shareholder of
the Company exercised options to
purchase 40,000 shares of
        common stock.   The
shareholder signed a note for the
stock, agreeing to pay the note by
        the end of June 1996.  The
note was repaid in June 1996.

    During 1996, $1,250,000 of the
convertible debentures were converted
into 250,000 shares
        of common stock.

    During 1998, 1997, and 1996, the
net unrealized loss on investments
available-for-sale was $48,291,
$3,499, and
        $16,078, respectively.

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


See notes to consolidated financial                          (Concluded)
statements.

CEL-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996
--------------------------------------------------------------------------------
1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

        Research and Development Costs - Research and development expenditures are expensed as incurred. The Company has an agreement with an unrelated corporation for the production of MULTIKINE, for research and testing purposes, which is the Company's only product source.

        Patents - Patent expenditures are capitalized and amortized using the straight-line method over 17 years. In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made.

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

     Investment in Joint Venture - Through October 1996, the investment in joint venture was accounted for by the equity method. The Company's proportionate share of the net loss of the joint venture has been included in the respective statements of operations. In October 1996, the Company purchased the remaining 50% interest in the joint venture, and as of October 15, 1996, the operations of the joint venture are consolidated in the financial statements of the Company.

     Statement of Cash Flows - For purposes of the statements of cash flows, cash consists principally of unrestricted cash on deposit, and short-term money market funds. The Company considers all highly liquid investments with a maturity of less than three months to be cash equivalents.

     Prepaid Expenses - The majority of prepaid expenses consist of bulk purchases of laboratory supplies to be consumed in the manufacturing of the Company's product for clinical studies and for its further development, and the cost of options for nonemployee services.

     Income Taxes - Income taxes are accounted for using the liability method under which deferred tax liabilities or assets are determined based on the difference between the financial statement and tax bases of assets and liabilities (i.e., temporary differences) and are measured at the enacted tax rates. Deferred tax expense is determined by the change in the liability or asset for deferred taxes.

     Reclassifications - Certain reclassifications have been made to the 1997 and 1996 financial statements for comparative purposes with the 1998 financial statements.

2.  INVESTMENTS

    The   carrying   values  and   estimated   market   values  of   investments
    available-for-sale at September 30, 1998 and 1997, are as follows:




                    September 30, 1998
                                             Gross             Gross        Market Value
                       Amortized           Unrealized        Unrealized          at
                                                                             September
                                                                              30, 1998
                          Cost               Gains            Losses

Fixed Income Mutual                        $                 $                $
                                           --                --               -
Funds                 $9,723,602           2,036             (50,327)         9,675,221
                      -------------        -------           --------         ---------

Total                   $9,723,602        $ 2,036          $                 $
                                                           (50,327)           9,675,221
                     ======================================================================-------

                  September 30, 1997
                                           Gross            Gross         Market Value
                   Amortized             Unrealized       Unrealized      at September
                                                                           30, 1997
                      Cost                 Gains           Losses

U. S. Government
Securities            $249,713               $-            $(213)         $249,500
Corporate Debt          499,002
Securities Total                              -             (3,286)          495,716
                   --------------          ---------       -----------     ------------



                                            $-
                                                        $(3,499)           $745,216
                  ==================================================================-

While management has classified investments as available-for-sale, management intends to hold such securities to maturity for the foreseeable future.

    The   gross   realized   gains   and   losses   of  sales   of   investments
    available-for-sale for the years ended September 30, 1998, 1997, and 1996 are as follows:

                                      1998              1997          1996

       Realized gains
                                    $1,485               $-              $-

       Realized losses               1,494
                                                          -               -
                               -----------------------------------------------

       Net realized (loss)            $(9)
       gain                                              $-              $-
                               ===============================================

3.     RESEARCH AND OFFICE EQUIPMENT

      Research and office equipment at September 30, 1998 and 1997, consist of the following:

                                                  1998               1997

             Research equipment
                                             $1,728,968           $1,700,173

             Furniture and equipment            237,579
                                                                     200,929

             Leasehold improvements               5,114               19,272
                                          --------------------------------------

                                                                   1,920,374
                                              1,971,661

             Less accumulated                                   (1,128,410.00)
             depreciation and               (1,352,165)
             amortization
                                          --------------------------------------

             Net research and office
             equipment                     $619,496             $791,964
                                           ============         ========
                                          ===================================


4.  JOINT VENTURE

    In October 1996, the Company purchased the remaining 50 percent interest in VTI from Alpha 1. Prior to this date, VTI was wholly owned by the Company and Alpha 1, each having a 50% ownership interest. The Company conveyed 159,170 shares of CEL-SCI common stock as the consideration for the net assets of VTI with a fair value of approximately $170,000. The acquisition was accounted for under the purchase method of accounting with substantially all of the value of the purchase price being expensed as research and development expense for the year ended September 30, 1997, as the acquisition represents primarily research and development costs. Effective October 31, 1995, the Company consolidated CEL-SCI's and VTI's financial statements, and the consolidated financial statements reflect the results of VTI's operations since the date of acquisition.

    In July 1996, VTI purchased all of the remaining rights to HGP-30 from a former Japanese partner in return for 45,000 shares of the Company's common stock which was charged to expense as purchased research and development.

5.  CREDIT ARRANGEMENTS

    As of September 30, 1998, the Company had a line of credit outstanding with a bank in the total amount of $500,000, which can be used through January 5, 1999. Interest on the line of credit is based on the bank's prime rate plus two percent. No amounts have been borrowed under this agreement for the years ended September 30, 1998 and 1997.

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

    The technology and know-how licensed to the Company, called MULTIKINE, was developed by a group of researchers under the direction of Dr. Hans-Ake Fabricius and was assigned during 1980 and 1981 to Hooper Trading Company, N.V., a Netherlands Antilles corporation (Hooper) and Shanksville Corporation, also a Netherlands Antilles corporation (Shanksville). Maximilian de Clara, an officer and director in the Company, and Dr. Fabricius owned 50% and 30%, respectively, of each of these companies. The technology and know-how assigned to Hooper and Shanksville was licensed to Sittona Company, B.V., a Netherlands corporation (Sittona), effective September, 1982 pursuant to a licensing agreement which required Sittona to pay to Hooper and Shanksville royalties on income received by Sittona respecting the technology and know-how licensed to Sittona. In 1983, Sittona licensed this technology to the Company. At such time as the Company generates revenues from the sale or sublicense of this technology, the Company was to pay royalties to Sittona equal to 10% of net sales and 15% of licensing royalties received from third parties. In that event, Sittona, pursuant to its licensing agreements with Hooper and Shanksville, would have been required to pay to those companies a minimum of 10% of any royalty payments received from the Company.

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

    Between 1985 and October 1996, Mr. de Clara owned all of the issued and outstanding stock of Sittona. In October 1996 Mr. de Clara disposed of his interest in Sittona.

    During the year ended September 30, 1996, a shareholder and officer of the Company borrowed $86,100 from the Company to exercise the purchase of 40,000 shares of common stock, which was evidenced by a short-term promissory note. The note was subsequently repaid during the year.

    In October 1996, the Company loaned $300,000 to an officer and shareholder. The loan carried an interest rate of 5% and was due on December 31, 1996. At that time, the loan was extended and the balance was due in full as of March 31, 1998. Payments have been made on the note, and the balance outstanding on September 30, 1998, was $70,809.

7.  INCOME TAXES

    The approximate tax effect of each type of temporary differences and carry forward that gave rise to the Company's deferred tax assets and liabilities at September 30, 1998 and 1997, is as follows:

                                                   1998                 1997

                Depreciation                      $(17,089)         $(18,258)

                Prepaid expenses                  (227,795)       (91,186.00)

                Net operating loss carry        17,346,440     14,811,399.00
                forward

                Other                                8,347         10,261.00

                Less:  Valuation allowance     (17,109,902)      (14,712,216)
                                         ---------------------------------------

                Net deferred                     $-              $-
                                 ========================================



    The Company has available for income tax purposes net operating loss carry forwards of approximately $45,589,000, expiring from 1998 through 2013.

    In the event of a significant change in the ownership of the Company, the utilization of such carry forwards could be substantially limited.

    The difference in the Company's U.S. federal statutory income tax rate and the Company's effective rate is primarily attributed to the recording of a valuation allowance due to the uncertainty of the amount of future tax benefits that is more likely than not to be realized.

8.  STOCK OPTIONS, WARRANTS, AND BONUS PLAN

    1998 Plans: During the year ended September 30, 1998, the shareholders of the Company approved the adoption of three new Plans, the 1998 Incentive Stock Option Plan (1998 Incentive Plan), the 1998 Non-Qualified Stock Option Plan (1998 Non-Qualified Plan), and the 1998 Stock Bonus Plan. Shares are reserved under each plan and total 300,000, 300,000 and 100,000 shares, respectively.

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

    1994 Plans: Shares are reserved under the 1994 Incentive Stock Option Plan (1994 Incentive Plan) and the 1994 Non-Qualified Stock Option Plan (1994 Non-Qualified) and total 100,000 shares in each plan. Only employees of the Company are eligible to receive options under the 1994 Incentive Plan, while the Company's employees, directors, officers, and consultants or advisors are eligible to be granted options under the 1994 Non-Qualified Plan. Terms of the options are to be determined by the Company's Compensation Committee, which will administer all of the plans, but in no event are options to be granted for shares at a price below fair market value at date of grant. Options granted under the option plans must be granted before July 29, 2004.

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

    Information regarding the Company's stock option plans are summarized as follows:

                                         Outstanding            Exercisable
                                         ----------------       ---------------
                            Range                Weighted               Weighted
                              of                 Average                Average
                            Option               Exercise               Exercise
                            Prices       Shares  Prices         Shares  Prices

1987 Stock Option and
Bonus Plan:

     Balance, September    $16.50 -
30, 1995 and 1996           19.70        7,000.00 $17.41        7,000.00$17.41
         Forfeitures       $16.50 -
                            19.70        7,000.00  17.41        7,000.00 17.41
                                         ----------------       ---------------

    Balance, September
30, 1997                                       -       -              -      -
                                         ======================================

                                         ======================================
1992 Incentive Stock
Option Plan:
                                         ======================================

    Balance, October 1,  $2.87 - 3.87
1995                                      57,550   $3.01         20,917  $2.87
        Forfeitures      $2.94 - 3.44
                                         (5,833)    2.96              -      -

       Granted          $2.87 - 3.87      45,500    3.23              -      -
       Exercised            $2.87        (14,001)   2.87        (14,001)  2.87
       Became           $2.87 - 3.87           -       -         39,102   3.13
       exercisable
                                         --------------------------------------

    Balance, September      $2.87 -
30, 1996                     3.87        83,216.00  3.16         46,018   3.12
        Forfeitures          $2.87         (500)    2.87              -      -

        Exercised            $2.87
                                         (1,000)    2.87        (1,000)   2.87
        Became              $2.87 -
exercisable                  3.87              -       -         19,516   3.12
                                         --------------------------------------

    Balance, September
30, 1997                                 81,716.00  3.16        64,534.00 3.13
        Exercised            $2.87
                                         (3,166.00) 2.87        (3,166.00)2.87
        Became exercisable $2.94-3.87          -       -         9,848.00 3.38
                                         --------------------------------------

    Balance, September
30, 1998                                 78,550.00 $3.17        71,216.00$3.17
                                         ======================================

1992 Nonqualified Stock
Option Plan:

    Balance, October 1,    $2.87 -
1995                        15.60         60,000   $4.92 60,000  60,000  $4.92
        Granted
                                               -       -              -      -
        Exercised            $2.87
                                         (25,500)   2.87        (25,500)  2.87
                                         --------------------------------------

    Balance, September     $2.87 -
30, 1996                    15.60        34,500.00  6.44        34,500.00 6.44
        Forfeitures         $13.40
                                         (2,500.00)13.40        (2,500.0013.40
        Exercised           $2.87
                                         (11,500.00)2.87        (11,500.002.87
                                         --------------------------------------

    Balance, September     $2.87 -
30, 1997                    15.60        20,500.00  7.59        20,500.00 7.59
        Forfeitures       $13.80 -
                         15.60           (8,000.00)14.96        (8,000.0014.96
        Exercised           $2.87
                                         (9,000.00) 2.87        (9,000.00)2.87
                                         --------------------------------------

    Balance, September
30, 1998                                 3,500.00  $2.88        3,500.00 $2.88
                                         ======================================

                                         ======================================

1994 Incentive Stock
Option Plan:
                                         =======================================

    Balance, October 1,    $2.87 -
1995                          3.87          100,000  $2.87      61,000   $2.87
        Became exercisable    $2.87
                                                  -      -      11,000    2.87
                                         ---------------------------------------

    Balance, September        $2.87
30, 1996                                 100,000.00   2.87      72,000    2.87
        Became exercisable    $2.87
                                                  -      -      11,000    2.87
                                         ---------------------------------------

    Balance, September
30, 1997                                 100,000.00   2.87     83,000.00  2.87
                                         ---------------------------------------

        Became exercisable    $2.87
                                                  -      -       11,000   2.87
                                         --------------------------------------

    Balance, September
30, 1998                                    100,000  $2.87     94,000.00  $2.87
                                         =======================================

1994 Nonqualified Stock
Option Plan:
    Balance, October 1,     $2.87 -
1995                          3.87        97,250.00  $2.90     48,084.00   $2.94

        Exercised             $2.87
                                           (46,667)   2.87     (46,667)    2.87
        Became exercisable    $2.87
                                                  -      -      24,167    2.87
                                         ---------------------------------------

    Balance, September      $2.87 -
30, 1996                      3.87           50,583   2.92       25,584    2.90
        Became exercisable  $2.87 -
                              3.87                -      -       24,166    2.90
                                         ---------------------------------------

    Balance, September
30, 1997                                     50,583   2.92       49,750    2.90
        Exercised             $2.87
                                           (23,333)   2.87     (23,333)    2.87
        Became exercisable                        -      -         833     2.87
                                         ---------------------------------------

                                         ---------------------------------------
    Balance, September
30, 1998                                     27,250  $2.96       27,250   $2.92
                                         =======================================

1995 Nonqualified Stock
Option:

    Balance, October 1,     $2.87 -
1995                          3.87       329,251.00  $3.26     70,000.00  $2.87
        Forfeitures           $2.87
                                           (12,625)   2.87            -       -
        Granted             $2.38 -
                              5.62          419,500   2.75            -       -
        Exercised           $2.87 -
                              3.87         (85,375)   2.88      (85,375)    2.88
        Became exercisable  $2.87 -
                              3.87                -      -       146,628    3.32
                                         ---------------------------------------

    Balance, September      $2.38 -
30, 1996                      5.62          650,751   2.97       131,253    2.75
        Granted               $5.25
                                             20,000   5.50            -       -
        Exercised           $2.38 -
                              3.87         (19,000)   3.56      (19,000)    3.56
        Became exerciable   $2.38 -
                              5.62                -      -       449,501    2.74
                                         ------------------      ---------------

    Balance, September
30, 1997                                    651,751   3.02       561,754    2.72
        Forfeitures           $5.62
                                         (7,500.00)   5.62     (7,500.00)   5.62
        Exercised           $2.38 -
                           3.87           (121,334)   2.89      (121,334)   2.88
        Became exercisable  $3.87 -
                           5.62                   -      -        79,997    4.48
                                         ---------------------------------------

    Balance, September
30, 1998                                    521,917  $3.01        82,416   $2.92
                                         =======================================



1996 Incentive Stock Option
Plan:
    Granted in 1996           $5.62 -
                             11.00           65,700   $5.70          -      $-
                                           -------------------------------------

    Balance, September 30,    $5.62 -
1996                         11.00           65,700    5.70           -       -
        Forfeitures           $3.25
                             -   6.88      (5,500.00)  4.08           -       -
        Granted               $3.25
                             -   5.18      331,800.00  3.89           -       -
        Became exercisable    $5.62 -
                             11.00                -       -     21,234.00   5.57
                                           -------------------------------------

    Balance, September 30,
1997                                       392,000.00  4.19    21,234.00   5.57
        Granted               $3.31 -
                             5.12          205,000.00  4.76           -       -
        Forfeitures           $3.62 -
                             7.12          (3,666.00)  5.34    (3,666.00)  5.34
        Became exercisable
                                                  -       -    128,838.00  4.19
                                           -----------------   -----------------

    Balance, September 30,
1998                                       593,334.00 $4.38    146,406.00 $4.36
                                           =====================================

                                           =====================================
1996 Nonqualified Stock
Option Plan:
    Granted in 1996             $5.62
                                             70,000   $5.62          -      $-
                                           -------------------------------------

    Balance, September 30,      $5.62
1996                                       70,000.00   5.62           -       -
        Granted               $3.12 -
                             5.25           880,000    3.52           -       -
        Became exercisable      $5.62
                                                  -       -     23,334.00   5.62
                                           -------------------------------------

    Balance, September 30,
1997                                       950,000.00  3.67     23,334.00   5.62
        Granted               $2.50 -
                             8.13          474,700.00  2.98             -
        Exercised              $3.25
                                           (16,667.00) 3.25     (16,667.00) 3.25
        Forfeitures
                                           (2,000.00)  3.12           -       -
        Became exercisable    $3.12 -
                             5.62                 -       -    528,000.00  3.13
                                           -----------------   ----------------

    Balance, September 30,
1998                                       1,406,033.0$3.44     534,667.00 $3.23
                                           =================   =================

                                                     (Concluded)

    No options have been granted as of September 31, 1998, under Incentive Plan, the 1998 Non-Qualified Plan, or the 1998 Stock Bonus Plan.

    The weighted average remaining contractual life for options outstanding at September 30, 1998, is as follows:


                          Plan                          Weighted Average
                                                      Remaining Contractual
                                                          Life (Years)

       1992 Incentive Stock Option Plan                       4.35
       1992 Nonqualified Stock Option Plan                    5.75
       1994 Incentive Stock Option Plan                       4.33
       1994 Nonqualified Stock Option Plan                    2.85
       1995 Nonqualified Stock Option Plan                    3.20
       1996 Incentive Stock Option Plan                       8.96
       1996 Nonqualified Stock Option Plan                    4.32

    Other Options and Warrants - During 1991, the Company granted a consultant an option to purchase 50,000 shares of the Company's common stock. The options were exercisable at $13.80 per share and expired in March 1996. The holder of the option had the right to have the shares issuable upon the exercise of the option included in any registration statement filed by the Company.

    In connection with the 1992 public offering, 5,175,000 common stock purchase warrants were issued and outstanding at September 30, 1997. Every ten warrants entitled the holder to purchase one share of common stock at a price of $15.00 per share. Subsequently, the expiration date of the warrants was extended to February 1998. Effective June 1, 1997, the exercise price of warrants was lowered from $15 to $6 and only five warrants rather than 10 warrants were required to purchase one share of common stock. Subsequent to September 30, 1997, warrant holders who tendered five warrants and $6.00 between January 9, 1998, and February 7, 1998, would receive one share of the Company's common stock and one new warrant. The new warrants would permit the holder to purchase one share of the Company's common stock at a price of $10.00 per share prior to February 7, 2000. During 1998, the expiration date of the original warrants was extended to July 31, 1998, and 582,025 original warrants were tendered for 116,405 common shares. As of September 30, 1998, the remaining 4,592,975 original warrants had expired.

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

    During 1995, the Company granted another consultant options to purchase 17,858 shares of the Company's common stock. These shares became exercisable on November 2, 1995, and will expire November 1, 1999. These options are exercisable at $5.60 per share and as of September 30, 1998, 17,858 options remain outstanding.

    In June and September 1995, the Company completed private offerings whereby it sold a total of 1,150,000 units at $2.00 per unit. Each unit consisted of one share of Common Stock and one Warrant. Each Warrant entitles the holder to purchase one additional share of Common Stock at a price of $3.25 per share at any time prior to June 30, 1997. All Warrants sold in this Offering were exercised during 1996. Additionally, the Company issued to the underwriter warrants to purchase 230,000 equity units. Each unit consisted of one share of the Company's common stock. For the June 1995 private placement, 57,500 equity units were issued at $2.00 per unit and another 57,500 equity units were issued at $3.25 per unit. All units issued in the June 1995 private placement were exercised at September 30, 1996. For the September 1995 private placement, 57,500 equity units were issued at $2.40 per unit and another 57,500 equity units were issued at $3.25 per unit. As of September 30, 1996, 21,890 equity units had been exercised at $3.25 per unit and 21,890 equity units had been exercised at $2.40 per unit. As of September 30, 1997, 35,610 equity units had been exercised at $2.40 per unit and 25,610 equity units were exercised at $3.25 per unit. All remaining 10,000 equity units will expire on March 31, 1999.

    During 1996, the Company granted two consultants options to purchase a total of 70,000 shares of the Company's common stock. The fair value of the options is expensed over the life of the consultants' contracts. The 50,000 options became exercisable on August 21, 1996, at $3.25. Of the 50,000 options, 24,000 shares were exercised in August 1996 and 26,000 were exercised in February of 1997. An additional 20,000 options became exercisable at August 31, 1997, at $3.25 and were exercised in February of 1997.

    During 1997, the Company granted four consultants options to purchase a total of 268,000 shares of the Company's common stock. The fair value of the options is expensed over the life of the consultants' contracts. Of the 268,000 options, 218,000 options became exercisable during 1997 at prices ranging from $3.50 to $4.50. During 1997, 50,000 options were exercised at $3.50. During 1998, 114,500 options were exercised at prices ranging from $3.50 to $4.50. At September 30, 1998, 103,500 options related to the four consultants remained outstanding.

    During 1998, the Company granted seven consultants options to purchase a total of 282,000 shares of the Company's common stock. The fair value of the options is expensed over the life of the consultants' contracts. All options became exercisable during 1998 that were exercisable at prices ranging from $3.50 to $7.31. During 1998, 10,048 options were exercised at prices ranging from $3.50 to $4.50. At September 30, 1998, 271,952 options related to the consultants remain outstanding.

    In connection with the December 1997 private offering, the Company issued to the underwriters warrants to purchase 50,000 shares of common stock at $8.63 per share. The warrants are exercisable at any time prior to December 22, 2000. At September 30, 1998, all warrants remained outstanding.

    In October 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). This statement encourages but does not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. If the Company had elected to recognize compensation expense based on the fair value of the awards granted in 1998, 1997, and 1996, consistent with the provisions of SFAS 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                       Year Ended September 30,
                                 -----------------------------------------------
                                    1998            1997                1996
                                           (In thousands)

      Net loss

         As reported           $(6,442,638.00) $(8,189,458.00)   $(6,326,666.00)
          Pro forma
                                  (7,018,634)   (9,687,999.00)    (7,032,936.00)
      Loss per common share:
          As reported                $0.74         $1.00                  $1.16
          Pro forma                  0.79           1.17                   1.27


    The weighted average fair value at the date of grant for options granted during 1998, 1997, and 1996, was $2.17, $1.16 and $1.18 per option, respectively.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                  1998     1997     1996

       Expected stock price volatility            79 %       74 %     91 %
       Risk-free interest rate                    5.49 %     5.36%    5.82%
       Expected life options                      2.00     2.00     2.00
       Expected dividend yield                       0        0        0

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

9.  EMPLOYEE BENEFIT PLAN

    The Company maintains a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code, subject to the Employee Retirement Income Security Act of 1974, as amended, and covering substantially all CEL-SCI employees. Prior to January 1, 1998, the employer contributed an amount equal to 50% of each employee's contribution not to exceed 3% of the participant's salary. Effective January 1, 1998, the plan was amended such that the Company's contribution is now made in shares of the Company's common stock as opposed to cash. Each participant's contribution is matched by the Company with shares of common stock that have a value equal to 100% of the participant's contribution, not to exceed the lesser of $10,000 or 6% of the participant's total compensation. The Company's contribution of common stock is valued each quarter based upon the closing price of the Company's common stock. The expense for the years ended September 30, 1998, 1997, and 1996, in connection with this plan was approximately $70,519, $35,800, and $29,800, respectively.

10. LEASE COMMITMENTS

    Operating Leases - The future minimum annual rental payments due under noncancelable operating leases for office and laboratory space are as follows:

    Year Ending September 30,

                     1999
                                              $131,196.00
                     2000                      133,892.00
                     2001                      139,175.00
                     2002                      143,818
                     2003                      112,390
                     Thereafter                  7,605
                                         -----------------

      Total minimum lease payments            $668,076
                                         =================

    Rent expense for the years ended September 30, 1998, 1997, and 1996, was approximately $165,067, $185,776, and $177,858, respectively.

11. STOCKHOLDERS' EQUITY

    In December 1996, the Company authorized 3,600 shares of Series C Preferred Stock (Series C Stock) with a par value of $.01 per share and sold 2,850 shares of Series C for $1,000 per share.

    Series C Stock is convertible into shares of the Company's common stock on the basis of one share of Series C Stock for shares of common stock equal in number to the amount determined by dividing $1,000 by 85% of the average closing price of the Company's common stock over the five-day trading period ending on the day prior to the conversion of the Series C Stock. The conversion price may not be more than $4.00. Beginning 90 days after December 17, 1996, one-half of the Series C Stock is convertible into shares of the Company's common stock. All preferred shares are convertible into shares of the Company's common stock beginning 180 days after December 17, 1996 provided that, if the Company's common stock trades for more than $8.00 at any time, then all shares of the Series C Stock will thereafter be immediately convertible into shares of the Company's common stock. During the year ended September 30, 1997, 2,850 shares of Series C stock were converted into 915,271 shares of the Company's common stock.

    In addition, 379,793 Series A warrants and 379,763 Series B warrants were sold with the Series C Preferred Stock. The Series A warrants entitle the holder to purchase one share of the Company's common stock at a price of $4.50 per share at any time prior to March 15, 1998. Each Series B warrant entitles the holder to purchase one share of the Company's common stock at a price of $4.50 per share at any time prior to March 15, 1999. During 1998, all 379,765 Series A warrants were exercised and 272,073 Series B warrants were exercised.

    In April 1997, the Company purchased the rights to Cell-Med's LEAPS technology for consideration of $50,000 in cash and 33,378 shares of the Company's common stock. The total purchase price of $125,000 was expensed as research and development expense. Additional payments to Cell-Med for such rights of up to $600,000 are contingent upon the development and viability of the technology. In addition, royalty payments of 5% of the sales price of technology using the product plus 15% of any amounts for sublicensing are.

    In March 1996 the Company sold $1,250,000 of Convertible Notes (the Notes) to two persons. The Notes were convertible from time to time, in whole or in part, into shares of the Company's Common Stock. The conversion price was the lesser of (i) $5 per share or (ii) 80% of the average closing bid price of the Company's Common Stock during the five trading days immediately preceding the date of such conversion. The Notes were payable on December 1, 1996, and accrued interest at 10% per annum. All of the Notes have since been converted into 257,480 shares of the Company's Common Stock.

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

    Each share of Series A Stock was convertible into shares of common stock equal in number to the amount determined by dividing $1,000 by 85% of the closing price of the Company's common stock on or after 60 days from issuance, and 83% of the closing price on or after 90 days from issuance, with the conversion price not less than $3.00 nor more than $8.00. Each share of Series B Stock was convertible into shares of common stock equal in number to the amount determined by dividing $1,000 by 87% of the closing price of the Company's common stock on or after 10 days from the effective registration date of the common shares, and 85% of the closing price on or after 40 days from the effective date, with the conversion price not less than $3.60 nor more than $14.75.

    Also during 1996, 2,900 shares of Series A Stock were converted into 504,096 shares of the Company's common stock. In August 1996, the Board of Directors declared dividends on Series A Stock ($17.50 per quarter) and cash dividends of $58,794 were paid as of September 30, 1996. In November 1996, the Board of Directors declared dividends on Series A Stock ($17.50 per quarter) and Series B Stock ($17.50 per quarter) and cash dividends of $108,957 were paid.

    In December 1996, the Company repurchased 2,850 shares of Series B Preferred Shares for $2,850,000 plus warrants which allow the holders to purchase up to 99,750 shares of the Company's common stock for $4.25 per share prior to December 15, 1999. During 1997, the remaining 2,150 and 600 shares, respectively, of Series B and A stock were converted into 597,218 and 127,945 shares of the Company's common stock, respectively.

    During December 1997, the Company issued 10,000 shares of Series D Preferred Stock for $10,000,000. The issuance included 550,000 Series A Warrants and 550,000 Series B Warrants. The number of common shares issuable upon conversion of the Preferred Shares is determinable by dividing $1,000 by $8.28 prior to September 19, 1998, or at any time at which the Company's common stock is $3.45 or less for five consecutive days. On or after September 19, 1998, the number of common shares to be issued upon conversion is determined by dividing $1,000 by the lesser of (1) $8.28 or (2) the average price of the stock for any two trading days during the ten trading days preceding the conversion date. The Series A Warrants are exercisable at any time for $8.62 prior to December 22, 2001, and the Series B Warrants are exercisable at any time for $9.31 prior to December 22, 2001. Each warrant converts into one share of common stock. At September 30, 1998, 998 shares of Series D Preferred Stock had been converted into 441,333 shares of common stock. All Series A and Series B Warrants issued remain outstanding at September 30, 1998. In connection with the Company's December 1997 $10,000,000 Series D Preferred Stock offering, the Series A and Series B warrants were assigned a relative fair value of $1,980,000 in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and have been recorded as additional paid-in capital.

12.  LOSS PER SHARE

    In March 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share" (EPS), which simplifies the standards for computing EPS previously found in Accounting Principles Board Opinion (APB) No. 15 and makes them comparable to international EPS standards. Basic EPS excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive. The loss attributable to common stockholders includes the impact of the accretion of Series A, Series B and Series C Preferred Stock beneficial conversion features, the accretion of Series D Preferred Stock warrants and preferred stock dividends. The statement is effective for financial statements issued for periods ending after December 15, 1997. The Company adopted this statement during the year ended September 30, 1998. EPS for all periods have been computed in accordance with SFAS No. 128.

                                            1998       1997         1996

    Loss per common share (basic and diluted)$0.74     $1.00        $1.16

13. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standard Boards issued Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. These standards are effective for the Company beginning in fiscal 1999.

    SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains, and losses) and requires that items of other comprehensive income be classified by their nature in the financial statements and that the accumulated balance of other comprehensive income be displayed separately from retained earnings and additional paid-in capital in the equity section. SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders.

In February 1998, FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Postretirement Benefits, an Amendment of SFAS Nos. 87, 88, and 106. SFAS No. 132 revises employers' disclosure about pension and other postretirement benefit plans.

    In June 1998, FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.

    The Company does not believe that the adoption of SFAS 130, SFAS 131, SFAS 132, and SFAS 133 will have a material effect on its financial position or results of operation.

14. RESTATEMENT

    Subsequent to the issuance of the Company's 1997 consolidated financial statements, the Company determined that the application of a technical accounting treatment required the 1997 and 1996 loss per share calculations to include the impact of $1,062,482 and $1,039,679, respectively, for the accretion of the assumed beneficial conversion features, and $108,957 and $58,794, respectively, for preferred stock dividends, of the Series A,

    Series B and Series C Preferred Stock issued during fiscal 1997 and 1996. The effect of the accretion is a non-cash charge to additional paid-in capital and does not impact the previously reported net loss for the years ended September 30, 1997 and 1996, nor does it result in a net change to stockholders' equity at September 30, 1997 and 1996. The effect of the restatement was to increase net loss per share by $0.12 to $1.00 for the year ended September 30, 1997, and $0.18 to $1.16 for the year ended September 30, 1996.

    A summary of the significant effects of the restatement is as follows (in thousands, except net income (loss) per share amounts):



                                        1997                    1996
                                ----------------------    ----------------------
                                      As                      As
                                Previously       As        Previously      As
                                Reported   Restated         Reported    Restated

 FOR THE YEAR ENDED
    SEPTEMBER 30:
 Net loss attributable to
     common stockholders      $8,189,458  $9,360,897    $6,326,666   $7,425,139
Loss per common share (basic) $ 0.88      $     1.00    $     0.98   $     1.16
Loss per common share (diluted)$0.88      $     1.00    $     0.98   $     1.16

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) See the Financial Statements attached to this Report.

    (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1998.

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

 (c)  Addendum effective May 3,           Incorporated by reference to
    1983 to Licensing Agreement           Exhibit 10(e) of the Company's  with
    Sittona Company, B.V.                 Registration Statement of Form S-
      1, Registration Nos. 2-85547-D
      and 33-7531.

(d) Addendum effective October            Incorporated by reference to Exhibit
    13, 1989 to Licensing Agree-          10(d) of Company's Annual Report
    ment with Sittona Company,            on Form 10-K for the year ended
    B.V.                                  September 30, 1989.

10(e) Employment Agreement with           Incorporated by reference to Exhibit
      Geert Kersten                       10(e) filed as an exhibit  to the
                                          Company's Registration Statement on
                                          Form S-1 (Registration No. 33-43281).

l0(f) Research Agreement between          Incorporated by reference to Exhibit
      Viral Technologies, Inc. and the    10(f)  filed  as an  exhibit  to the
       George Washington University       Company's Registration Statement on
                                          Form S-1 (Registration No. 33-43281).

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


Dated: January 11, 1999                By:   /s/    Maximilian   de   Clara
                                          ---------------------------------

                                          Maximilian de Clara, President


                                       By: /s/ Geert R. Kersten
                                          ---------------------------------
                                          Geert R. Kersten, Chief Executive
                                          Officer


Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                      Date

 /s/ Maximillian de Clara      Director and Principal   January 11, 1999
MAXIMILIAN DE CLARA            Executive Officer

 /s/ Geert R. Kersten          Director, Principal      January 11, 1999
GEERT R. KERSTEN               Financial Officer
                               and Chief Executive
                               Officer

 /s/ Mark V. Soresi            Director                 January  11,1999
MARK V. SORESI

 /s/ F. Donald Hudson          Director                 January  11, 1999
F. DONALD HUDSON

                        EXHIBIT 23

INDEPENDENT AUDITOR'S CONSENT

We consent to the incorporation by reference in Registration Statement No. 33-55966 of Cel-Sci Corporation on Form S-8 of our report dated December 11, 1998, appearing in this Annual Report on Form 10-K of Cel-Sci Corporation for the year ended September 30, 1998.

/s/ Deloitte & Touche LLP
--------------------------

Washington, D.C.
January 12, 1999

                              EXHIBIT 27