Form 10-K/A
period 1998-09-30
CEL SCI CORP
filed 1999-02-04
CIK 725363

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


CEL-SCI CORPORATION

STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1998, 1997,
AND 1996
-------------------------------------------------------------------------------

                                                        1998            1997           1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                             $(6,442,683)   $(8,189,458)   $(6,326,666)
Adjustments to reconcile net loss to
 net cash used in operating activities:
 Depreciation and amortization                           295,331        313,547        290,829
 Equity in loss of Joint Venture                               -              -          3,772
 Issuance of stock options for services                  564,031        104,673              -
 Research and development expenses related to stock
  purchase of Cell-Med                                         -         75,000              -
 Research and development expenses related to stock
  purchase of Multikine rights from Sittona                    -      1,750,000              -
 Research and development expenses related to stock
  purchase of Viral Technologies, Inc.                         -              -        157,617
 Research and development expenses related to
  purchase of licensing agreement from Nippon Zeon             -              -        219,375
 Net realized loss on sale of securities                                      -              -
 Amortization of investment premiums and discounts             -       (158,825)        22,558
 Changes in assets and liabilities:
  Decrease (increase) in advances                          4,733        137,567       (129,739)
  Increase (decrease) in prepaid expenses, deposits,
   internet receivable, and receivable from joint
   venture                                              (273,062)      (168,312)        56,456
  (Decrease) increase in accounts payable,
  accrued expenses, and deferred rent                    (52,088)       214,569         20,601
                                                      -----------------------------------------
     Net cash used in operating activities            (5,903,738)    (5,921,239)    (5,327,197)
                                                      -----------------------------------------
CASH FLOWS (USED IN) PROVIDED BY
INVESTING ACTIVITIES:
Purchase of investments                              (13,480,816)    (1,700,000)    (6,492,955)
Sales and maturities of investments                    4,501,828      7,625,000        170,000
Repayment on note receivable from shareholder            216,066         13,625              -
Issuance of note receivable to shareholder                     -       (300,000)             -
Expenditures for property and equipment                  (70,559)      (184,543)       (16,727)
Expenditures for patents                                 (35,211)       (67,762)       (63,379)
                                                      -----------------------------------------
     Net cash (used in) provided by
     investing activities                             (8,868,692)     5,391,320     (6,403,061)
                                                      -----------------------------------------

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


During the quarter ended June 30, 1997,250 shares of Series B Preferred Stock was converted into 69,444 shares of common stock and 2,350 shares of Series C Preferred Stock were converted into 790,271 shares of common stock

In March 1997, Cel-Sci issued 751,678 shares of common stock as consideration for the purchase of the rights to Multikine technology. In addition, the Company paid $500,000 in cash for the rights included in research and development expenses.

In April 1997, Cel-Sci issued 33.378 shares of common stock to Cell-Med as a payment for the Company's heteroconjugate technology. Cel-Sci also paid $50,000 to Cell-Med, included in research and development expenses.

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