Form 10-Q/A
period 1997-06-30
CEL SCI CORP
filed 1999-02-16
CIK 725363

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
For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION



         Colorado                                84-0916344
============================            =========================
 State or other jurisdiction                (IRS) Employer
      incorporation                      Identification Number

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

Item 1.   FINANCIAL STATEMENTS


                          CEL-SCI CORPORATION
                          ------------------
                 CONSOLIDATED CONDENSED BALANCE SHEETS
                    ------------------------
                               ASSETS
                             (unaudited)

                                       June 30,       September 30,
                                         1997            1996
                                     -------------  --------------
 CURRENT ASSETS:

   Cash and cash equivalents
                                       $3,401,150      $3,549,810
   Investments, net                                     6,498,812
                                        1,994,914
   Accounts receivable                          -
   Interest receivable                     72,376          76,515
   Prepaid expenses                       576,510         272,404
   Short-term loan to                     281,900               -
     officer/shareholder
   Advances to officer/shareholder
     and employees                          8,172         142,973
                                     -------------  --------------

                Total Current Assets    6,335,022      10,540,514

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation
   of $1,064,297 and $863,899             853,042         871,983

 DEPOSITS                                  18,178          18,178

 PATENT COSTS- less accumulated
     amortization of
     $389,132 and $352,990                457,404         447,695
                                     -------------  --------------

                                       $7,663,646     $11,878,370
                                     =============  ==============

See notes to condensed financial statements.

                               CEL-SCI CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (unaudited)

                                       June 30,     September 30,
                                         1997            1996
                                     -------------  --------------
 CURRENT LIABILITIES:
   Accounts payable                      $281,254        $274,410
   Other current liabilities               25,498               -
                                     -------------  --------------
        Total current liabilities         306,752         274,410

 DEFERRED RENT                             19,638          19,638
                                     -------------  --------------
        Total liabilities                 326,390         294,048

 STOCKHOLDERS' EQUITY

   Preferred stock, Series A, $.01
par value - authorized
     3,500 shares; issued and                   -               6
outstanding, 0 and 600 shares
   Preferred stock, Series B, $.01
par value - authorized
     5,000 shares; issued and                   -              50
outstanding, 0 and 5,000 shares
   Preferred stock, Series C, $.01
par value - authorized
      3,600 shares; issued and                  -               -
outstanding, 0  and 0 shares

   Common stock, $.01 par value;
authorized, 100,000,000
     shares; issued and
outstanding, 10,389,191 and
     7,831,481 shares                     103,892          78,315
   Additional paid-in capital
                                       44,194,118      41,918,036
   Net unrealized loss on equity          (2,555)        (16,078)
securities
   Dividends                            (108,957)
   Deficit
                                     (36,849,242)    (30,396,007)
                                     -------------  --------------

     TOTAL STOCKHOLDERS'
       EQUITY
                                        7,337,256      11,584,322
                                     -------------  --------------


                                       $7,663,646     $11,878,370
                                     =============  ==============

See notes to condensed financial statements.

                       CEL-SCI CORPORATION
                       -------------------
         CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                ---------------------------------
                           (unaudited)
                                                 Nine
                                              Months Ended
                                                June 30,
                                          1997          1996
                                     -------------  --------------
 REVENUES:

   Interest income                       $316,159        $136,651
   Other income                            62,105          51,605
                                     -------------  --------------

   TOTAL INCOME                           378,264         188,256

 EXPENSES:
   Research and development                             2,350,600
                                        4,795,504
   Depreciation and
     amortization                         236,541         208,912
   General and administrative                           2,113,884
                                        1,799,454
                                     -------------  --------------

     TOTAL OPERATING EXPENSES           6,831,499       4,673,396


 EQUITY IN LOSS OF JOINT VENTURE                -         (3,772)
                                     -------------  --------------

                                        6,831,499      4,677,168

                                     -------------  --------------

 NET LOSS
                                       $6,453,235      $4,488,912
ACCRETION OF PREFERRED STOCK
DIVIDENDS                               1,062,482         716,867
PREFERRED STOCK DIVIDENDS                 108,957               -
                                     -------------  --------------
NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDERS                           $7,624,674      $5,205,779
 LOSS PER COMMON SHARE (BASIC)              $0.85           $0.86
                                     =============  ==============
 LOSS PER COMMON SHARE (DILUTED)            $0.85           $0.86
                                     =============  ==============
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                   8,970,583       6,086,492

                                     =============  ==============

 See notes to condensed financial statements.

                        CEL-SCI CORPORATION
                        -------------------
          CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                ----------------------------------
                            (unaudited)
                                           Three Months Ended
                                                June 30,
                                         1997           1996
                                     -------------  --------------
 REVENUES:

   Interest Income                        $92,937         $51,737
   Other Income                            58,667          44,280

                                     -------------  --------------
     TOTAL INCOME                         151,604          96,017

 EXPENSES:
   Research and development             1,122,561         617,987

   Depreciation and
     amortization                          81,222          68,950
   General and administrative             661,484         894,165
                                     -------------  --------------
     TOTAL OPERATING EXPENSES                           1,581,102
                                        1,865,267


 NET LOSS                               1,713,663       1,485,085
ACCRETION OF PREFERRED
STOCK DIVIDENDS                           251,470         716,867
                                     -------------  --------------
NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDERS                           $1,965.133      $2,201,952
                                       ==========      ==========


 LOSS PER COMMON SHARE (basic)              $0.20           $0.33
                                     =============  ==============
LOSS PER COMMON SHARE (diluted)             $0.20           $0.33
                                     =============  ==============
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                   9,917,471       6,612,293

                                     =============  ==============

See notes to condensed financial statements.

                               CEL-SCI CORPORATION
                            -------------------
               CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                     ---------------------------------
                                   (unaudited)
                                                   Nine Months Ended
                                                       June 30,
                                              1997                 1996
                                     -----------------------  ---------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
NET LOSS                                       $(6,453,235)     $(4,488,912)
Adjustments to reconcile net loss to
  net cash used in operating
activities:
  Research and development expenses
related to stock portion of purchase
    of Cell-Med                                     150,000
  Research and development expenses
related to stock portion of purchase
    of Multikine rights from Sittona              1,747,651
  Research and development expenses
related to
    purchase of Viral Technologies,                       -          515,617
Inc.
  Depreciation and amortization                     236,541          208,912
  Amortization of premium                          (166,102)               -
(discount) on investments
  Equity in loss of joint venture                         -            3,772
  Unrealized loss on sale of                         13,523                -
investments
Changes in assets and liabilities,
net of effect from purchase
    of Viral Technologies, Inc.:
  Decrease (increase) in interest                     4,139         (11,325)
receivable
  Decrease (increase) in accounts                         -         (46,342)
receivable
  Decrease (increase) in prepaid                  (304,106)           73,362
expenses
  Decrease (increase) in advances                   134,801        (116,488)
  Increase (decrease) in other                       25,498                -
current liabilities
  Increase (decrease) in accounts                     6,844        (136,176)
payable
                                     -----------------------  ---------------
NET CASH USED IN OPERATING                      (4,604,446)      (3,997,580)
ACTIVITIES
                                     -----------------------  ---------------
CASH FLOWS PROVIDED BY (USED IN)
INVESTING ACTIVITY:
  Sales of investments                            5,620,000                -
  Purchase of investments                         (950,000)                -
  Payment on note payable                                 -        (182,534)

Note receivable from                             (300,000)        (114,800)
employee/shareholder
 Payment on note receivable from                     18,100           28,700
employee/shareholder
 Laboratory construction                          (115,790)                -
 Purchase of research and office                   (65,667)         (17,808)
equipment
 Patent costs                                      (45,851)         (30,800)
                                     -----------------------  ---------------
NET CASH USED IN INVESTING ACTIVITY               4,160,792        (317,242)
                                     -----------------------  ---------------

CASH FLOWS PROVIDED BY (USED IN)
FINANCING ACTIVITIES:
  Repurchase of preferred stock                           -                -
  Issuance of preferred stock                             -        3,325,000
  Issuance of convertible debenture                       -        1,250,000
  Dividends paid                                  (108,957)                -
  Issuance of common stock                          403,951        2,499,129
                                     -----------------------  ---------------
NET CASH PROVIDED BY FINANCING                      294,994        7,074,129
ACTIVITIES
                                     -----------------------  ---------------
NET (DECREASE) INCREASE IN CASH                   (148,660)        2,759,307
CASH AND CASH EQUIVALENTS:
  Beginning of period                             3,549,810        3,886,950
                                     -----------------------  ---------------

  End of period                                  $3,401,150       $6,646,257
                                     =======================  ===============

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

                               CEL-SCI CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   NINE MONTHS ENDED JUNE 30, 1997 AND 1996
                                   (unaudited)

                                INTRODUCTORY NOTE

      This Amendment on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q, as filed by the Company on August 14, 1997, and is being filed to reflect the restatement of the Company's condensed consolidated financial statements (the "Restatement"). The Restatement reflects the effect on net loss per share amounts for the accretion of preferred stock beneficial conversion features and warrants, and preferred stock dividends.

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

      Loss per Share

      Basic EPS excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive. The loss attributable to common stockholders includes the accretion of Series B and Series C Preferred Stock beneficial conversion features, and preferred stock dividends.

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

      During the quarter ended December 31, 1996, the Company sold 2,850 shares of Series C Preferred Stock (Series C Stock) for $1,000 per share. Series C Stock is convertible into shares of the Company's common stock on the basis of one share of Series C Stock for shares of common stock equal in number to the amount determined by dividing $1,000 by 85% of the average closing price of the Company's common stock over the five-day trading period ending on the day prior to the conversion of the Series C Stock. The conversion price may not be more than $4.00. Beginning 90 days after December 17, 1996, one-half of the Series C Stock is convertible into shares of the Company's common stock. All preferred shares are convertible into shares of the Company's common stock beginning 180 days after December 17, 1996 provided that, if the Company's common stock trades for more than $8.00 at any time, then all shares of the Series C Stock will thereafter be immediately convertible into shares of the Company's common stock. In addition, 379,796 Series A warrants and 379,763 Series B warrants were sold with the Series C Stock. The Series A warrants entitle the holder to purchase one share of the Company's common stock at a price of $4.50 per share at any time prior to March 15, 1998. Each Series B warrant entitles the holder to purchase one share of the Company's common stock at a price of $4.50 per share at any time prior to March 15, 1999. As of June 30, 1997, all shares of the Series C Preferred Stock have been converted into shares of the Company's Common Stock.

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

G.    RESTATEMENT

      Subsequent to the issuance of the Company's Report on Form 10-Q for the quarter ended June 30, 1997, the Company determined that the application of a technical accounting treatment required the loss per share calculation to include the impact of $1,062,482 and $108,957 for the accretion of the assumed beneficial conversion features of the Series B and C Preferred Stock and preferred stock dividends, respectively, for the nine months ended June 30, 1997 and $716,867 for the accretion of the assumed beneficial conversion features of the Series A Preferred Stock for the nine months ended June 30, 1996. The effect of the accretion is a non-cash charge to additional paid-in capital and does not impact the previously reported net loss for the nine months ended June 30, 1997 and 1996, nor does it result in a net change to stockholders' deficit at September 30, 1996 or June 30, 1997. The effect of the restatement was to increase net loss attributable to common stockholders and net loss per share for the nine months ended June 30, 1997 and 1996.

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

      (b)    Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the fiscal quarter ended June 30, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CEL-SCI Corporation


Date:February 11, 1999                    /s/ Geert Kersten
                                          Geert Kersten
                                          Chief Executive Officer*




*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.