Form 10-Q/A
period 1997-12-31
CEL SCI CORP
filed 1999-02-16
CIK 725363

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

For the transition period from _______________ to ______________.

Commission File Number 0-11503

                              CEL-SCI CORPORATION



     Colorado                                         84-0916344
    ============                                    ================
    State or other jurisdiction                     (IRS) Employer
     incorporation                                  Identification Number

                        8229 Boone Boulevard, Suite 802
                            Vienna, Virginia  22182
                         -----------------------------
                    Address of principal executive offices

                                (703)  506-9460
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

Item 1.   FINANCIAL STATEMENTS



                               CEL-SCI CORPORATION
                                  -------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                               ------------------------
                                     ASSETS
                                   (unaudited)


                                             December 31,        September 30,
                                                 1997                1997
                                           ----------------   -----------------
 CURRENT ASSETS:

   Cash and cash equivalents                    $9,814,546          $3,508,606
   Investments, net                              5,762,940             745,216
   Interest receivable                              61,186             106,443
   Prepaid expenses                                381,490             410,788
   Advances to officer/shareholder
     and employees                                 157,407             291,781
                                           -----------------   -----------------

                     Total Current Assets       16,177,569           5,062,834

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation
   of $1,189,461 and $1,128,410                    730,443             791,964

 DEPOSITS                                           18,178              18,178

 PATENT COSTS- less accumulated
     amortization of
     $414,899 and $402,025                         465,876             461,421
                                           -----------------   -----------------

                                               $17,392,066          $6,334,397
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

                               CEL-SCI CORPORATION
                                  -------------------
                    CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                           ---------------------------------
                                   (unaudited)
                                                          Three Months Ended
                                                             December 31,
                                                   1997                1996
                                              (As restated,       (As restated,
                                               See Note E)         See Note E)
                                           -----------------   -----------------
REVENUES:

Interest income                                  $97,581            $123,670
Other income                                       2,018               1,375
                                                   -----               -----

TOTAL INCOME                                      99,599             125,045

EXPENSES:
Research and development                        1,023,312             683,959
Depreciation and
amortization                                       73,925              74,214
General and administrative                        607,787             548,209
                                                  -------             -------

TOTAL OPERATING EXPENSES                        1,705,024           1,306,382
                                                ---------           ---------
NET LOSS                                       $1,605,425          $1,181,337

ACCRETION OF PREFERRED STOCK DIVIDENDS          1,980,000             598,659
PREFERRED STOCK DIVIDENDS                               -             108,957
                                            -------------             -------
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS   $3,585,425          $1,888,953
                                               ==========          ==========
HOLDERS
LOSS PER COMMON SHARE (BASIC)                       $0.32               $0.23
                                                    =====               =====
LOSS PER COMMON SHARE (DILUTED)                     $0.32               $0.23
                                                    =====               =====
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                             11,146,683           8,153,409
                                               ==========           =========

               See notes to condensed financial statements.

                               CEL-SCI CORPORATION
                                  -------------------
                     CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                           ---------------------------------
                                   (unaudited)
                                                          Three Months Ended
                                                             December 31,
                                                    1997                1996
                                           -----------------   -----------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
NET LOSS                                     $(1,605,425)        $(1,181,337)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                   73,925              74,214
  Amortization of premium (discount) on          (12,051)            (75,120)
investments
  Unrealized loss on sale of investments          (3,499)                   -
  Stock issued for services                       23,254
Changes in assets and liabilities, net of
effect from purchase
    of Viral Technologies, Inc.:
                                                                -
  Decrease (increase) in accounts receivable      45,257              14,966
  Decrease (increase) in prepaid expenses         29,298              10,341
  Decrease (increase) in advances                    702              29,765
  Increase (decrease) in other current                 -             500,000
liabilities
  Increase (decrease) in accounts payable        (111,581)           (166,604)
                                           -----------------   -----------------
NET CASH USED IN OPERATING ACTIVITIES          (1,560,120)           (793,775)
                                           -----------------   -----------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
ACTIVITY:
  Sales of investments                             750,000           2,525,000
  Purchase of investments                       (5,784,737)                   -
  Note receivable from employee/shareholder               -           (300,000)
  Payment on note receivable from                   135,075
employee/shareholder
  Laboratory construction                               471             (8,205)
  Purchase of research and office equipment               -             (1,533)
  Patent costs                                       17,329             (7,124)
                                           -----------------   -----------------
NET CASH USED IN INVESTING ACTIVITY              (4,881,862)          2,208,138
                                            ----------------   -----------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES:
  Repurchase of preferred stock                          -          (2,850,000)
  Issuance of preferred stock                     9,500,000          2,850,000
  Issuance of convertible debenture                      -
  Dividends paid                                         -            (98,968)
  Issuance of common stock                        3,247,922             105,880
                                           -----------------   -----------------
NET CASH PROVIDED BY FINANCING ACTIVITIES        12,747,922               6,912
                                           -----------------   -----------------
NET (DECREASE) INCREASE IN CASH                   6,305,940           1,421,275

CASH AND CASH EQUIVALENTS:
  Beginning of period                             3,508,606           3,549,810
                                           -----------------   -----------------

  End of period                                  $9,814,546          $4,971,085
                                                 ===========   =================
                See notes to condensed financial statements.

                             CEL-SCI CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                  (unaudited)

                              INTRODUCTORY NOTE

      This Amendment on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q, as filed by the Company on February 10, 1998, and is being filed to reflect the restatement of the Company's condensed consolidated financial statements (the "Restatement"). The Restatement reflects the effect on net loss per share amounts for the accretion of preferred stock beneficial conversion features and warrants, and preferred stock dividends.

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

      Loss per Share

      Basic EPS excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive. The loss attributable to common stockholders includes the accretion of Series B and Series C Preferred Stock beneficial conversion features, the accretion of Series D Preferred Stock warrants and preferred stock dividends.

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

E.    RESTATEMENT

      Subsequent to the issuance of the Company's Report on Form 10-Q for the quarter ended December 31,

                              CEL-SCI CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                  (unaudited)
                                  (continued)

1997, the Company determined that the application of a technical accounting treatment required the loss per share calculation to include the impact of $1,980,000 for the accretion of Series D Preferred Stock warrants for the three months ended December 31, 1997 and $598,659 and $108,957 for the accretion of the assumed beneficial conversion features of the Series B Preferred Stock and preferred stock dividends, respectively, for the three months ended December 31, 1996. The effect of the accretion is a non-cash charge to additional paid-in capital and does not impact the previously reported net loss for the three months ended December 31, 1997 and 1996, nor does it result in a net change to stockholders' equity at September 30, 1997 or December 31, 1997. The effect of the restatement was to increase net loss attributable to common stockholders and net loss per share for the three months ended December 31, 1997 and 1996.

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

      (b)    Reports on Form 8-K

            The Company filed a report on Form 8-K, dated December 22, 1997, pertaining to the issuance of the Company's Series D Preferred Stock.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CEL-SCI Corporation




Date: February 11, 1999                     /s/ Geert kersten
                                          -------------------
                                          Geert Kersten
                                          Chief Executive Officer*




*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.