Form 10-Q/A
period 1998-03-31
CEL SCI CORP
filed 1999-02-16
CIK 725363

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

For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION


         Colorado                                  84-0916344
      ================                            ============
    State or other jurisdiction                   (IRS) Employer
     incorporation                                Identification Number

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

            Yes ____X_____                      No __________

Class of Stock              No. Shares Outstanding                 Date
--------------              ----------------------                 ----
  Common                        11,494,815                     May 14, 1998

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

Item 1.   FINANCIAL STATEMENTS

                    CEL-SCI CORPORATION
                    -------------------
           CONSOLIDATED CONDENSED BALANCE SHEETS
                  ------------------------
                           ASSETS
                        (unaudited)

                                       March 31,       September
                                                         30,
                                         1998            1997
                                     -------------  ---------------
 CURRENT ASSETS:

   Cash and cash equivalents                            $3,508,606
                                       $2,957,409
   Investments, net                                        745,216
                                       12,362,395
   Interest receivable                     94,578          106,443
   Accounts receivable                        702
   Prepaid expenses                       518,875          410,788
   Advances to officer/shareholder
     and employees                        100,900          291,781
                                     -------------  ---------------

         Total Current Assets                            5,062,834
                                       16,034,859

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation
   of $1,250,512 and $1,128,410           673,709          791,964

 DEPOSITS                                  18,178           18,178

 PATENT COSTS- less accumulated
     amortization of
     $427,798 and $402,025                471,670          461,421
                                     -------------  ---------------

                                      $17,198,416       $6,334,397

                                     =============  ===============

See notes to condensed financial statements.

                              CEL-SCI CORPORATION

                              -------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                            ------------------------

                                  (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                  (unaudited)

                                      March 31,        September
                                                         30,
                                         1998            1997
                                     -------------  ---------------
CURRENT LIABILITIES:
Accounts payable                         $114,076         $481,587
                                     -------------  ---------------

Total current liabilities                 114,076          481,587

DEFERRED RENT                              27,030           27,030
                                     -------------  ---------------

Total liabilities                         141,106          508,617

STOCKHOLDERS' EQUITY

Preferred stock, Series D, $.01 par
value - authorized 10,000
shares; issued and outstanding                100                -
10,000 shares  Common stock,
 $.01 par value;  authorized,
 100,000,000  shares;
issued and outstanding, 11,492,815 and
10,445,691 shares                         114,928          104,457
Additional paid-in capital                              44,419,244
                                       58,468,290
Net unrealized loss on equity                   -          (3,499)
securities
Deficit                                               (38,694,422)
                                     (41,526,008)
                                     -------------  ---------------
TOTAL STOCKHOLDERS'
EQUITY                                17,057,310        5,825,780

                                     -------------  ---------------

                                      $17,198,416      $6,334,397

                                     =============  ===============

See notes to condensed financial statements.

                              CEL-SCI CORPORATION

                              -------------------
                        CONSOLIDATED CONDENSED STATEMENTS
                                 OF OPERATIONS

                       ---------------------------------

                                  (unaudited)
                                           Six Months Ended
                                               March 31,
                                         1998            1997
                                         (as         (as restated
                                       restated      see Note E)
                                     see Note E)
                                     -------------  ---------------
 REVENUES:

   Interest income                       $281,003         $223,222
   Other income                             4,752            3,438
                                     -------------  ---------------

   TOTAL INCOME                           285,755          226,660

 EXPENSES:
   Research and development                              3,672,943
                                        1,727,661
   Depreciation and
     amortization                         147,874          155,319
   General and administrative                            1,137,970
                                        1,241,805
                                     -------------  ---------------

     TOTAL OPERATING EXPENSES            3,117,340       4,966,232

                                     -------------  ---------------

 NET LOSS                              $2,831,585       $4,739,572


ACCRETION OF PREFERRED STOCK            1,980,000          847,336
DIVIDENDS
PREFERRED STOCK DIVIDENDS                                  108,957
                                                -
NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDERS                           $4,811,585       $5,698,658
                                       ==========       ==========
 LOSS PER COMMON SHARE (basic)              $0.43            $0.67
                                            =====            =====
 LOSS PER COMMON SHARE (diluted)            $0.43            $0.67
                                            =====            =====
                                     =============  ===============
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                   11,242,903       8,497,139

                                     =============  ===============

See notes to condensed financial statements.

                              CEL-SCI CORPORATION

                              -------------------
                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS

                       ----------------------------------

                                  (unaudited)
                                          Three Months Ended
                                               March 31,
                                         1998            1997
                                     -------------  ---------------
 REVENUES:

   Interest Income                       $183,422          $99,552
   Other Income                             2,734            2,063

                                     -------------  ---------------
     TOTAL INCOME                         186,156          101,615

 EXPENSES:
   Research and development               704,349        2,988,983
   Depreciation and
     amortization                          73,949           81,105
   General and administrative             634,018          589,761
                                     -------------  ---------------

     TOTAL OPERATING EXPENSES           1,412,316        3,659,849

                                     -------------  ---------------

 NET LOSS                              $1,226,160       $3,558,234

                                     =============  ===============

ACCRETION OF PREFERRED
STOCK DIVIDENDS                                 -          251,471
                                     -------------  ---------------
NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS                    $1,266,160       $3,809,705
                                       ==========       ==========

 LOSS PER COMMON SHARE (basic)            $0.11            $0.43
                                          =======          =====
LOSS PER COMMON SHARE (diluted)           $0.11            $0.43
                                          =======          =====
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                  11,341,261        8,848,507


See notes to condensed financial statements.

                              CEL-SCI CORPORATION

                              -------------------
                                  CONSOLIDATED
                       CONDENSED STATEMENTS OF CASH FLOW

                       ---------------------------------

                                  (unaudited)
                                           Six Months Ended
                                               March 31,
                                         1998            1997
                                     -------------  ---------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
NET LOSS                              $(2,831,585)    $(4,739,572)

Adjustments to reconcile net loss to
  net cash used in operating
activities:
  Depreciation and amortization           147,874          155,319
  Amortization of premium               (237,060)        (113,192)
(discount) on investments
  Unrealized gain (loss) on sale of         3,499         (11,550)
investments
  Stock issued for services                23,254                -
  Stock options issued for services        40,419                -

  Decrease (increase) in interest          11,865         (17,798)
receivable
  Decrease (increase) in accounts           (702)            (688)
receivable
  Decrease (increase) in prepaid        (108,088)        (157,781)
expenses
  Decrease (increase) in advances         135,090          136,293
  Increase (decrease) in accounts       (367,511)        (150,885)
payable
                                     -------------  ---------------
NET CASH USED IN OPERATING            (3,182,945)      (4,899,854)
ACTIVITIES
                                     -------------  ---------------
CASH FLOWS PROVIDED BY (USED IN)
INVESTING ACTIVITY:
  Sales of investments                  6,750,000        3,550,000
  Purchase of investments             (18,130,119)               -

  Note receivable from                          -        (300,000)
employee/shareholder
  Payment on note receivable from          55,791
employee/shareholder
  Laboratory construction                       -        (113,837)
  Purchase of research and office         (3,847)         (49,299)
equipment
  Patent costs                           (36,021)         (29,191)
                                     -------------  ---------------
NET CASH USED IN INVESTING ACTIVITY   (11,364,196)      3,057,673

                                     -------------  ---------------

CASH FLOWS PROVIDED BY (USED IN)
FINANCING ACTIVITIES:
  Repurchase of preferred stock                 -      (2,850,000)
  Issuance of preferred stock          10,000,000        2,850,000
  Dividends paid                                -        (103,963)
  Issuance of common stock              3,995,944        2,121,401
                                     -------------  ---------------
NET CASH PROVIDED BY FINANCING         13,995,944        2,017,438
ACTIVITIES
                                     -------------  ---------------
NET (DECREASE) INCREASE IN CASH         (551,197)          175,257

CASH AND CASH EQUIVALENTS:
  Beginning of period                   3,508,606        3,549,810
                                     -------------  ---------------

  End of period                        $2,957,409       $3,725,067
                                     =============  ===============

See notes to condensed financial statements.

                               CEL-SCI CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (unaudited)

                                INTRODUCTORY NOTE

      This Amendment on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q, as filed by the Company on May 15, 1998, and is being filed to reflect the restatement of the Company's condensed consolidated financial statements (the "Restatement"). The Restatement reflects the effect on net loss per share amounts for the accretion of preferred stock beneficial conversion features and warrants, and preferred stock dividends.

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

E.    RESTATEMENT

      Subsequent to the issuance of the Company's Report on Form 10-Q for the quarter ended March 31, 1998, the Company determined that the application of a technical accounting treatment required the loss per share calculation to include the impact of $1,980,000 for the accretion of Series D Preferred Stock warrants for the six months ended March 31, 1998 and $847,336 and $108,957 for the accretion of the assumed beneficial conversion features of the Series B and C Preferred Stock and preferred stock dividends, respectively, for the six months ended March 31, 1997. The effect of the accretion is a non-cash charge to additional paid-in capital and does not impact the previously reported net loss for the six months ended March 31, 1998 and 1997, nor does it result in a net change to stockholders' deficit at September 30, 1997 or March 31, 1998. The effect of the restatement was to increase net loss attributable to common stockholders and net loss per share for the six months ended March 31, 1998 and 1997.

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



                                          CEL-SCI Corporation



Date:February 11, 1999                     /s/  Geert Kersten
                                          -------------------------------
                                          Geert Kersten
                                          Chief Executive Officer*




*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.