Form 10-Q/A
period 1998-06-30
CEL SCI CORP
filed 1999-02-16
CIK 725363

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

                               CEL-SCI CORPORATION

                             -------------------

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                           ------------------------
                                     ASSETS

                                   (unaudited)

                                        June 30,        September 30,
                                          1998                1997
CURRENT ASSETS:

Cash and cash equivalents              $2,500,696       $3,508,606
Investments, net                       11,571,262          745,216
Interest receivable                        72,813          106,443
Accounts receivable                         1,375
Prepaid expenses                          398,325          410,788
Advances to officer/shareholder
  and employees                           112,644          291,781
                                          =======          =======

Total Current Assets                   14,657,115        5,062,834

RESEARCH AND OFFICE EQUIPMENT-
Less accumulated depreciation
  of $1,311,563 and $1,128,410            646,716          791,964

DEPOSITS                                   33,006           18,178

PATENT COSTS- less accumulated
  amortization of
  $440,733 and $402,025                   450,184          461,421
                                          -------          -------

                                      $15,787,021       $6,334,397

See notes to condensed financial statements.

                               CEL-SCI CORPORATION
                             -------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                           ------------------------

                                   (continued)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   (unaudited)

                                          June 30,       September 30,
                                            1998              1997

CURRENT LIABILITIES:
 Accounts payable                         $259,180          $481,587

  Total current liabilities                259,180           481,587

DEFERRED RENT                                    -            27,030
                                          --------            ------

  Total liabilities                        259,180           508,617

STOCKHOLDERS' EQUITY

  Preferred stock, Series D, $.01 par value - authorized 10,000 shares; issued and outstanding
  100 shares                                   100                 -
  Common stock, $.01 par value;
  authorized, 100,000,000 shares;
  issued and outstanding,
  11,518,236 and 10,445,691 shares         115,182           104,457
  Additional paid-in capital            58,559,206        44,419,244
  Net unrealized loss on equity
  securities                                     -            (3,499)
  Deficit                              (43,146,647)      (38,694,422)
                                       ------------      ------------

TOTAL STOCKHOLDERS' EQUITY              15,527,841         5,825,780

                                       $15,787,021        $6,334,397

See notes to condensed financial statements.

                               CEL-SCI CORPORATION
                              -------------------
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       ---------------------------------
                                   (unaudited)

                                             Nine Months Ended
                                                 June 30,
                                         1998             1997
                                    (as restated,     (as restated,
                                     see Note E)        see Note E)
REVENUES:
                                 -----------------   -----------------

   Interest income                       $475,240            $316,159
   Other income                             7,468              62,105
                                            -----              ------

TOTAL INCOME                              482,708             378,264

EXPENSES:
   Research and development             2,729,982           4,795,504
   Depreciation and
    amortization                          221,861             236,541
   General and administrative           1,983,089           1,799,454
                                        ---------           ---------

TOTAL OPERATING EXPENSES                4,934,932           6,831,499
                                        ---------           ---------

NET LOSS                               $4,452,224          $6,453,235
ACCRETION OF PREFERRED STOCK DIVIDENDS  1,980,000          1,062,482
PREFERRED STOCK DIVIDENDS                        -            108,957
                                        ----------            -------
NET LOSS ATTRIBUTABLE TO COMMON
STOCKHOLDERS                            $6,432,224         $7,624,674
                                        ==========         ==========
LOSS PER COMMON SHARE (BASIC)                $0.57              $0.85
                                             =====              =====
LOSS PER COMMON SHARE (DILUTED)              $0.57              $0.85
                                             =====              =====
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                    11,330,998          8,970,583
                                       ==========          =========

See notes to condensed financial statements.

                               CEL-SCI CORPORATION
                             -------------------
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      ----------------------------------
                                   (unaudited)

                                             Three Months Ended
                                                 June 30,
                                         1998                  1997
REVENUES:                             -----------------   -----------------

    Interest Income                     $194,237             $92,937
    Other Income                           2,716              58,667
TOTAL INCOME                             196,953             151,604

EXPENSES:
    Research and development           1,002,321            1,122,561
    Depreciation
and
amortization                              73,987               81,222
General and administrative               741,284              661,484
                                         -------              -------
TOTAL OPERATING EXPENSES               1,817,592            1,865,267
                                       ---------            ---------
NET LOSS                              $1,620,639           $1,713,663
ACCRETION OF PREFERRED
 STOCK DIVIDENDS                               -              212,353
                                      ----------              -------
NET LOSS ATTRIBUTABLE TO
COMMON STOCKHOLDERS                   $1,620,639           $1,926,016
                                      ==========           ==========
LOSS PER COMMON SHARE(basic)               $0.14                $0.19
                                           =====                =====
LOSS PER COMMON SHARE (diluted)            $0.14                $0.19
                                           =====                =====
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                   11,507,187            9,917,471
                                      ==========

See notes to condensed financial statements.

                               CEL-SCI CORPORATION
                             -------------------
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                      ---------------------------------
                                   (unaudited)

                                                      Nine Months Ended
                                                          June 30,
                                                  1998                1997
                                                  ----                ----

CASH FLOWS FROM OPERATING
  ACTIVITIES:
NET LOSS                                    $(4,452,224)        $(6,453,235)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Research and development expenses related to
  stock portion of
  purchase of Cell-Med                                              150,000
  Research and development expenses related to
  stock portion of
  Purchase of Multikine rights from Sittona                       1,747,651
  Depreciation and amortization                 221,861             236,541
  Amortization of premium (discount) on        (237,060)           (166,102)
  investments
  Unrealized gain (loss) on sale of investments   3,499              13,523
  Stock issued for services                      23,254                   -
  Stock options issued for services              40,419                   -
  Stock issued to 401K                           19,675                   -
  Decrease (increase) in deposits               (14,828)                  -
  Decrease (increase) in interest receivable     33,630               4,139
  Decrease (increase) in accounts receivable     (1,375)                  -
  Decrease (increase) in prepaid expenses       (10,420)           (304,106)
  Decrease (increase) in advances               311,286             134,801
  Increase (decrease) in other current                -              25,498
  liabilities
  Increase (decrease) in accounts payable      (222,407)              6,844
                                               ---------              -----

NET CASH USED IN OPERATING ACTIVITIES        (4,284,690)         (4,604,446)
                                             -----------         -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING
ACTIVITY:
  Sales of investments                        7,700,000           5,620,000
  Purchase of investments                   (18,602,893)           (950,000)
  Note receivable from employee/shareholder           -            (300,000)
  Payment on note receivable from               177,610              18,100
  employee/shareholder
  Laboratory construction                 -                        (115,790)
  Purchase of research and office equipment and (37,905)            (65,667)
leasehold costs
  Patent costs                                  (27,471)            (45,851)
                                                --------

NET CASH USED IN INVESTING ACTIVITY         (10,790,659)          4,160,792
                                            ------------          ---------
CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES:
  Repurchase of preferred stock        -                                  -
  Issuance of preferred stock                10,000,000                   -
  Dividends paid                                     -             (108,957)
  Issuance of common stock                   4,067,439              403,951
                                             ---------              -------

NET CASH PROVIDED BY FINANCING ACTIVITIES   14,067,439              294,994
                                            ----------              -------

NET (DECREASE) INCREASE IN CASH             (1,007,910)            (148,660)

CASH AND CASH EQUIVALENTS:
  Beginning of period                        3,508,606            3,549,810
                                             ---------            ---------

  End of period                             $2,500,696           $3,401,150
                                            ==========           ==========


 See notes to condensed financial statements.

                               CEL-SCI CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   NINE MONTHS ENDED June 30, 1998 AND 1997
                                   (unaudited)

                                INTRODUCTORY NOTE

      This Amendment on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q, as filed by the Company on August 12, 1998, and is being filed to reflect the restatement of the Company's condensed consolidated financial statements (the "Restatement"). The Restatement reflects the effect on net loss per share amounts for the accretion of preferred stock beneficial conversion features and warrants, and preferred stock dividends.

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

      The Company's old warrants expired on July 31, 1998.

                            CEL-SCI CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   NINE MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (unaudited)
                                   (continued)

  E.  RESTATEMENT
      Subsequent to the issuance of the Company's Report on Form 10-Q for the quarter ended June 30, 1998, the Company determined that the application of a technical accounting treatment required the loss per share calculation to include the impact of $1,980,000 for the accretion of Series D Preferred Stock warrants for the nine months ended June 30, 1998 and $1,062,482 and $108,957 for the accretion of the assumed beneficial conversion features of the Series B and C Preferred Stock and preferred stock dividends, respectively, for the nine months ended June 30, 1997. The effect of the accretion is a non-cash charge to additional paid-in capital and does not impact the previously reported net loss for the nine months ended June 30, 1998 and 1997, nor does it result in a net change to stockholders' deficit at September 30, 1997 or June 30, 1998. The effect of the restatement was to increase net loss attributable to common stockholders and net loss per share for the nine months ended June 30, 1998 and 1997.

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



                                    CEL-SCI Corporation



Date: February 11, 1999             /s/ Geert Kersten
                                    Geert Kersten
                                    Chief Executive Officer*




*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.