Form 10-Q
period 1998-12-31
CEL SCI CORP
filed 1999-02-16
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998.

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

            Yes ____X_____                      No __________

Class of Stock              No. Shares Outstanding                 Date
Common                       14,279,027                      February 8, 1999

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

Item 1.   FINANCIAL STATEMENTS



                       CEL-SCI CORPORATION
                       -------------------
              CONSOLIDATED CONDENSED BALANCE SHEETS
                    ------------------------
                             ASSETS
                           (unaudited)

                                       December       September
                                         31,             30,
                                         1998            1998
                                     -------------  --------------
 CURRENT ASSETS:

   Cash and cash equivalents
                                       $2,511,702      $2,813,225
   Investments, net                                     9,675,311
                                        8,389,198
   Interest and other receivables          68,553          69,809
   Prepaid expenses                       653,822         723,834
   Advances to officer/shareholder         52,567          70,982
   and employees
                                     -------------  --------------

         Total Current Assets
                                       11,675,842      13,353,161

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation
   of $1,404,522 and $1,352,165           599,026         619,496

 DEPOSITS                                  14,828          14,828

 PATENT COSTS- less accumulated
     amortization of
     $467,904 and $454,328                454,408         444,328
                                     -------------  --------------


                                      $12,744,104     $14,431,813
                                     =============  ==============

                See notes to condensed financial statements.

                              CEL-SCI CORPORATION

                              -------------------
                                  CONSOLIDATED
                            CONDENSED BALANCE SHEETS

                            ------------------------

                                  (continued)

                                   LIABILITIES
                            AND STOCKHOLDERS' EQUITY

                                  (unaudited)

                                     December 31,     September
                                                         30,
                                         1998            1998
                                     -------------  --------------
 CURRENT LIABILITIES:
   Accounts payable                      $298,896        $427,147
                                     -------------  --------------

        Total current liabilities         298,896         427,147

 DEFERRED RENT                             29,382          29,382
                                     -------------  --------------

        Total liabilities                 328,278         456,529

 STOCKHOLDERS' EQUITY

   Preferred stock, Series D, $.01
par value - authorized 10,000
     shares; issued and outstanding            71              90
7,084 and 9,002 shares
   Common stock, $.01 par value;
authorized, 100,000,000
     shares; issued and
outstanding, 12,796,979 and
     11,972,695 shares                    127,970         119,726
   Additional paid-in capital
                                       59,054,193      59,040,864
   Net unrealized loss on equity        (111,110)        (48,291)
securities
   Deficit
                                     (46,655,298)    (45,137,105)
                                     -------------  --------------

     TOTAL STOCKHOLDERS'
       EQUITY
                                       12,415,826      13,975,284
                                     -------------  --------------


                                      $12,744,104     $14,431,813
                                     =============  ==============

                See notes to condensed financial statements.

                              CEL-SCI CORPORATION

                              -------------------
                             CONSOLIDATED CONDENSED
                            STATEMENTS OF OPERATIONS

                       ---------------------------------

                                  (unaudited)

                                          Three Months Ended
                                             December 31,
                                         1998           1997
                                     -------------  --------------
 REVENUES:

   Interest income                       $156,046         $97,581
   Other income                            39,667           2,018
                                     -------------  --------------

   TOTAL INCOME                           195,713          99,599

 EXPENSES:
   Research and development               941,948       1,023,312
   Depreciation and
     amortization                          65,932          73,925
   General and administrative             706,024         607,787
                                     -------------  --------------

     TOTAL OPERATING EXPENSES           1,713,904       1,705,024

                                     -------------  --------------

 NET LOSS
                                       $1,518,191      $1,605,425
                                     =============  ==============

 LOSS PER COMMON SHARE (BASIC)              $0.13           $0.32
                                     =============  ==============

 LOSS PER COMMON SHARE (DILUTED)            $0.13           $0.32
                                     =============  ==============
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING
                                       11,615,914      11,146,683
                                     =============  ==============

                See notes to condensed financial statements.

                              CEL-SCI CORPORATION

                              -------------------

                       CONSOLIDATED CONDENSED STATEMENTS
                                  OF CASH FLOW

                       ---------------------------------

                                  (unaudited)

                                            Three
                                            Months
                                            Ended
                                           December 31,
                                         1998           1997
                                     -------------  --------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
NET LOSS                             $(1,518,191)   $(1,605,425)

Adjustments to reconcile net loss to
  net cash used in operating
activities:
                                                                -
  Depreciation and amortization            65,932          73,925
  Amortization of premium             -                  (12,051)
(discount) on investments
  Unrealized gain (loss) on           -                   (3,499)
investments
  Stock issued for services           -                    23,254
  Stock options issued for services   -              -

  Decrease (increase) in interest     1,256                45,257
receivable
  Decrease (increase) in prepaid      70,013               29,298
expenses
  Decrease (increase) in advances     (52,395)                702
  Increase (decrease) in other        -                         -
current liabilities
  Increase (decrease) in accounts     (128,251)         (111,581)
payable
                                     -------------  --------------
NET CASH USED IN OPERATING            (1,561,636)     (1,560,120)
ACTIVITIES
                                     -------------  --------------
CASH FLOWS PROVIDED BY (USED IN)
INVESTING ACTIVITY:
  Sales of investments                  1,294,101         750,000
  Purchase of investments                       -     (5,784,737)
  Note receivable from                          -               -
employee/shareholder
  Payment on note receivable from               -         135,075
employee/shareholder
  Laboratory construction                       -             471
  Purchase of research and office        (31,887)               -
equipment
  Patent costs                           (23,654)          17,329
                                     -------------  --------------
NET CASH USED IN INVESTING ACTIVITY     1,238,560     (4,881,862)
                                     -------------  --------------

CASH FLOWS PROVIDED BY (USED IN)
FINANCING ACTIVITIES:
  Repurchase of preferred stock                 -               -
  Issuance of preferred stock                   -       9,500,000
  Dividends paid                                -               -
  Issuance of common stock                 21,553       3,247,922
                                     -------------  --------------
NET CASH PROVIDED BY FINANCING             21,553      12,747,922
ACTIVITIES
                                     -------------  --------------
NET (DECREASE) INCREASE IN CASH         (301,523)       6,305,940

CASH AND CASH EQUIVALENTS:
  Beginning of period                   2,813,225       3,508,606
                                     -------------  --------------

  End of period                        $2,511,702      $9,814,546
                                     =============  ==============

                               CEL-SCI CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (unaudited)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission for Form 10-Q. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. The reader is referred to the Company's Financial Statements included in the registrant's Annual Report on Form 10-K for the year ended September 30, 1998. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of December 31, 1998 and the results of operations for the three-month period then ended have been made. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.

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


      Loss per Share

      Net loss per common share is computed by dividing the net loss, after increasing the loss for the effect of any preferred stock dividends, by the weighted average number of common shares outstanding during the period. Common stock equivalents, including options to purchase common stock, were excluded from the calculation.

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

                               CEL-SCI CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (unaudited)
                                   (continued)

   B.        RELATED PARTY TRANSACTIONS

      In  October,   1996,  the  Company  loaned  $300,000  to  an  officer  and shareholder. The loan carried an interest rate of 5% and is due September 30, 1998. The final payment on the note was made in October 1998.

   C.        STOCKHOLDERS' EQUITY

      On December 23, 1997, the Company sold 10,000 shares of Series D convertible preferred stock to institutional investors for $10,000,000. Each share of the Series D Preferred Stock is convertible, at the option of the holder, into shares of common stock of the Company in an amount determined by dividing $1,000 by the lower of $8.28 or the average price of the Company's common stock for any two consecutive trading days during the ten trading days preceding the conversion date. Investors also received an aggregate of 1,100,000 four-year warrants to purchase additional shares at $8.625 and $9.315. The Company filed a registration statement for the resale of the shares of common stock acquired upon conversion of the Series D preferred stock and warrants. During the quarter ended December 31, 1998, 1,918 shares of the Series D preferred stock were converted into 828,338 shares of common stock.

D.    COMPREHENSIVE LOSS

      In fiscal 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income" which was effective for fiscal years beginning after December 15, 1997. Comprehensive income(loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's source of other comprehensive loss, other than net losses, is from unrealized gain or loss on investments. The components of comprehensive income (loss) are as follows:

                                   Three months ended    Three months ended
                                   December 31, 1998     December 31, 1997

      Net Loss                         $1,518,191            $1,605,425
      Other Comprehensive
      Income:
      Unrealized Loss (Gain)
      from Investments                     62,819                (3,499)
                                           ------                -------
      Comprehensive Loss
                                       $1,581,010            $1,601,926
                                       ==========            ==========

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




Results of Operations

      Interest income during the three months ending December 31, 1998 reflects interest accrued on investments. Interest income has increased over the same period in 1997 due to the investment of the proceeds of the sale of the Series D Preferred Stock. Research and development expense in 1998 was similar to 1997. General and administrative expenses have increased due to the addition of more employees needed for the increased activity level.

Year 2000

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

      (b)    Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CEL-SCI Corporation



Date: February 11, 1999                    /s/ Geert Kersten
                                           -----------------
                                          Geert Kersten
                                          Chief Executive Officer*




*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.