Form 10-Q
period 1999-03-31
CEL SCI CORP
filed 1999-05-17
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999.

                                       OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                         THE SECURITIES EXCHANGE ACT OF
1934
For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION


        Colorado                                           84-0916344
============================                           ======================
State or other jurisdiction                               (IRS) Employer
     incorporation                                     Identification Number

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

            Yes ____X_____                      No __________

Class of Stock              No. Shares Outstanding                 Date
--------------              ----------------------                 ----
Common                          16,016,667                     May 10, 1999


                               Page 1 of ___ pages

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1.                                                           Page
                                                                  ----
      Balance Sheets                                               3-4
      Statements of Operations                                     5-6
      Statements of Cash Flow                                       7
      Notes to Financial Statements                                 8


Item 2.
      Management's Discussion and Analysis                          10

Item 3.
      Quantitative and Qualitative Disclosure
      about Market Risks                                            10


PART II

Item 6.
      Exhibits and Reports on Form 8-K                             11
      Signatures                                                   12

Item 1.   FINANCIAL STATEMENTS


                              CEL-SCI CORPORATION

                              -------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                            ------------------------
                                     ASSETS
                                  (unaudited)


                                                 March 31,        September 30,
                                                  1999                1998
 CURRENT ASSETS:

   Cash and cash equivalents                  $ 2,682,344        $  2,813,225
   Investments, net                             6,385,610           9,675,311
   Interest and other receivables                  91,437              69,809
   Prepaid expenses                               532,085             723,834
   Advances to officer/shareholder and employees        -              70,982

         Total Current Assets                   9,691,476          13,353,161

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation
   of $1,457,205 and $1,352,165                   555,083             619,496

 DEPOSITS                                          14,828              14,828

 PATENT COSTS- less accumulated
     amortization of $482,293
     and $454,328                                 494,363             444,328
                                              -----------          ----------
                                            $  10,755,750        $ 14,431,813
                                            =============        ============

See notes to condensed financial statements.

                               CEL-SCI CORPORATION

                              -------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                            ------------------------
                                  (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (unaudited)

                                                 March 31,        September 30,
                                                  1999               1998
 CURRENT LIABILITIES:
   Accounts payable                           $  343,268          $  427,147

       Total current liabilities                 343,268             427,147

 DEFERRED RENT                                    29,382              29,382

        Total liabilities                        372,650             456,529

 STOCKHOLDERS' EQUITY

Preferred stock, Series D, $.01 par value
 - authorized 10,000 shares; issued and
   outstanding 5,347 and 9,002 shares                 53                  90

Common stock, $.01 par value; authorized,
    100,000,000 shares; issued and
    outstanding, 14,332,318 and 11,972,695
    shares                                       143,323              119,726
   Additional paid-in capital                 59,121,833           59,040,864
   Net unrealized loss on equity securities     (103,461)             (48,291)
   Deficit                                   (48,778,648)         (45,137,105)

     TOTAL STOCKHOLDERS' EQUITY               10,383,100           13,975,284
                                             -----------          -----------
                                           $  10,755,750        $  14,431,813
                                           =============        =============


  See notes to condensed financial statements.

                               CEL-SCI CORPORATION

                              -------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                       ---------------------------------
                                  (unaudited)

                                                     Six Months Ended
                                                        March 31,
                                               1999                  1998
 REVENUES:                                             (As restated, See Note D)

   Interest income                         $  243,866             $  281,003
   Other income                                46,777                  4,752

   TOTAL INCOME                               290,643                285,755

 EXPENSES:
   Research and development                 2,242,530              1,727,661
   Depreciation and
     amortization                             133,005                147,874
   General and administrative               1,556,650              1,241,805

     TOTAL OPERATING EXPENSES               3,932,185              3,117,340

 NET LOSS                                   3,641,542              2,831,585

 ACCRETION OF PREFERRED STOCK DIVIDENDS             -              1,980,000

NET LOSS ATTRIBUTABLE TO COMMO
   STOCKHOLDERS                         $   3,641,542          $   4,811,585

 LOSS PER COMMON SHARE (BASIC)          $        0.28          $        0.43

 LOSS PER COMMON SHARE (DILUTED)        $        0.28          $        0.43
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                      12,809,150             11,242,903
                                           ==========             ==========

See notes to condensed financial statements.

                               CEL-SCI CORPORATION

                              -------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                               CEL-SCI CORPORATION
                           -------------------------
                                   (unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                   1999                 1998
REVENUES:                                                         (As restated
                                                                    See Note D)

Interest income                                $   87,820         $  183,422
Other income                                        7,110              2,734

   TOTAL INCOME                                    94,930            186,156

 EXPENSES:
   Research and development                     1,300,582            704,349
   Depreciation and
      amortization                                 67,073             73,949
   General and administrative                     850,626            634,018

  TOTAL OPERATING EXPENSES                      2,218,281          1,412,316

 NET LOSS                                   $   2,123,351        $ 1,226,160

 LOSS PER COMMON SHARE (BASIC)              $        0.15        $      0.11
     NET LOSS
 LOSS PER COMMON SHARE (DILUTED)            $        0.15        $      0.11
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                          14,004,082         11,341,261
                                             ============        ===========

See notes to condensed financial statements.

                              CEL-SCI CORPORATION

                              -------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

                       ---------------------------------
                                  (unaudited)

                                                         Six Months Ended
                                                            March 31,
                                                    1999                1998
CASH FLOWS FROM OPERATING
  ACTIVITIES:
NET LOSS                                     $ (3,641,542)        $ (2,831,585)
Adjustments to reconcile net loss to
  net cash used in operating activities:                                     -

  Depreciation and amortization                   133,005              147,874
  Amortization of premium (discount) on
     investments                                        -             (237,060)
  Unrealized gain (loss) on investments           (55,170)               3,499
  Stock issued for services                             -               23,254
  Stock options issued for services                61,149               40,419

  Decrease (increase) in receivables              (21,628)              11,163
  Decrease (increase) in prepaid expenses         191,748             (108,088)
  Decrease (increase) in advances                       -              135,090
  Increase (decrease) in accounts payable         (83,879)            (367,511)
NET CASH USED IN OPERATING ACTIVITIES          (3,416,317)          (3,182,945)

CASH FLOWS PROVIDED BY (USED IN) INVESTING
  ACTIVITY:
    Sales of investments                       3,289,701            6,750,000
    Purchase of investments                            -          (18,130,119)
    Note receivable from employee/shareholder          -                    -
    Payment on note receivable from employee/
       shareholder                                70,982               55,791
    Purchase of research and office equipment    (40,627)              (3,847)
    Patent costs                                 (78,000)             (36,021)
NET CASH USED IN INVESTING ACTIVITY            3,242,056          (11,364,196)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Issuance of preferred stock                          -           10,000,000
  Issuance of common stock                        43,380            3,995,944
NET CASH PROVIDED BY FINANCING ACTIVITIES         43,380           13,995,944
NET (DECREASE) INCREASE IN CASH                 (130,881)            (551,197)

CASH AND CASH EQUIVALENTS:
  Beginning of period                          2,813,225            3,508,606

  End of period                             $  2,682,344          $ 2,957,409
                                           ==============        =============

  See notes to condensed financial statements.

                               CEL-SCI CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (unaudited)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission for Form 10-Q. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. The reader is referred to the Company's Financial Statements included in the registrant's Annual Report on Form 10-K for the year ended September 30, 1998. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of March 31, 1999 and the results of operations for the six-month period then ended have been made. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.

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

                               CEL-SCI CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (unaudited)
                                   (continued)

   B.   RELATED PARTY TRANSACTIONS

      In  October,   1996,  the  Company  loaned  $300,000  to  an  officer  and shareholder. The loan carried an interest rate of 5% and was due September 30, 1998. The final payment on the note was made in October 1998.

   C.   STOCKHOLDERS' EQUITY

      On December 23, 1997, the Company sold 10,000 shares of Series D convertible preferred stock to institutional investors for $10,000,000. The stock was initially convertible, at the option of the holder, into shares of common stock of the Company at $8.28. The number of shares issuable upon the conversion of each Series D preferred share was to be determined by dividing $1,000 by $8.28. The preferred stock is now convertible at the lower of $8.28 or the average price of the Company's common stock for any two consecutive trading days during the ten trading days preceding the conversion date. Investors also received an aggregate of 1,100,000 four-year warrants to purchase additional shares at $8.625 and $9.315. The Company filed a registration statement for the resale of the shares of common stock acquired upon conversion of the Series D preferred stock and warrants. During the quarter ended March 31, 1999, 2,431 shares of the Series D preferred stock were converted into 1,477,974 shares of common stock.

   D.   RESTATEMENT

      Subsequent to the issuance of the Company's report on Form 10-Q for the quarter ended December 31, 1997, the Company determined that the application of a technical accounting treatment required the loss per share calculation to include the impact of $1,980,000 for the accretion of Series D Preferred Stock warrants for the three months ended December 31, 1997. The effect of the accretion is a non-cash charge to additional paid-in capital and does not impact the previously reported net loss for the three months ended December 31, 1997, nor does it result in a net change to stockholders' equity at September 30, 1997 or December 31, 1997. The effect of the restatement was to increase net loss attributable to common stockholders and net loss per share for the three months ended December 31, 1997. The effect of the change is shown on the income statement for the six months ended March 31, 1998.

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


Results of Operations

      Interest income during the six months ending March 31, 1999 reflects interest accrued on investments. Interest income has decreased as the Company uses the proceeds of the sale of the Series D Preferred Stock. Research and development expense in 1999 were higher than in 1998 because the Company is running more and larger clinical trials. General and administrative expenses have increased due to the addition of more employees needed for the increased activity level.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      The Company's cash flow and earnings are subject to fluctuations due to changes in interest rates in its investment portfolio of debt securities, to the fair value of equity instruments held, and, to an immaterial extent, to foreign currency exchange rates. The Company maintains an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholders' equity. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred. The Company does not currently hedge this exposure and there can be no assurance that other-than-temporary losses will not have a material adverse impact on the Company's results of operations in the future.

                                     PART II

Item 2.     Changes in Securities and Use of Proceeds

            See Notes C and D to the  Company's  Notes to Financial  Statements.
Item 6.

      (a)    Exhibits
                No exhibits are filed with this report.

      (b)    Reports on Form 8-K

                The  Company did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CEL-SCI Corporation



Date: May 14, 1999                        /s/ Geert Kersten
                                          -----------------
                                          Geert Kersten
                                          Chief Executive Officer*




*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.