Form 10-Q
period 1999-06-30
CEL SCI CORP
filed 1999-08-16
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999.

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

            Yes ____X_____                      No __________

Class of Stock              No. Shares Outstanding                 Date
--------------              ----------------------                 ----
   Common                        16,351,446                    Aug 9, 1999

                               Page 1 of 12 pages

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

Item 1.   FINANCIAL STATEMENTS


                               CEL-SCI CORPORATION
                             -------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                           ------------------------
                                     ASSETS
                                   (unaudited)

                                                   June 30,       September 30,
                                                    1999             1998
                                                   -------       -------------
CURRENT ASSETS:

   Cash and cash equivalents                    $ 2,496,167        $ 2,813,225
   Investments, net                               4,788,709          9,675,311
   Interest and other receivables                    69,397             69,809
   Prepaid expenses                                 544,464            723,834
   Advances to officer/shareholder and employees     26,816             70,982
                                                 -------------    -------------

         Total Current Assets                     7,925,553         13,353,161

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation
   of $1,509,966 and $1,352,165                     504,092            619,496

 DEPOSITS                                            14,828             14,828

 PATENT COSTS- less accumulated
     amortization of
     $496,276 and $454,328                          494,135            444,328
                                               ------------     --------------

                                                $ 8,938,608        $14,431,813
                                                ===========        ===========



See notes to condensed financial statements.

                               CEL-SCI CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                   (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                   June 30,        September
30,
                                                     1999             1998
                                                   -------        -----------
 CURRENT LIABILITIES:
   Accounts payable                              $198,359          $427,147
                                                ---------          --------

        Total current liabilities                 198,359           427,147

 DEFERRED RENT                                     29,382            29,382
                                               ----------         ---------

        Total liabilities                         227,741           456,529

 STOCKHOLDERS' EQUITY

   Preferred stock, Series D, $.01 par value -
    authorized 10,000 shares; issued and
    outstanding 779 and 9,002 shares                   8                90
   Common stock, $.01 par value; authorized,
    100,000,000 shares; issued and outstanding,
    16,351,446 and 11,972,695 shares              163,514           119,726
   Additional paid-in capital                  59,123,522        59,040,864
   Net unrealized loss on equity securities      (115,191)          (48,291)
   Deficit                                    (50,460,986)      (45,137,105)
                                             -------------     -------------

     TOTAL STOCKHOLDERS' EQUITY                 8,710,867        13,975,284
                                            -------------       -----------

                                               $8,938,608       $14,431,813





See notes to condensed financial statements.

                               CEL-SCI CORPORATION

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                  Nine Months Ended June 30,
                                           1999                   1998
 REVENUES:                                             (As restated, See Note D)

   Interest income                       $ 316,194             $ 475,240
   Other income                             59,332                 7,468
                                       -----------           ------------

   TOTAL INCOME                            375,526               482,708

 EXPENSES:
   Research and development              3,269,931             2,729,982
   Depreciation and
     amortization                          199,749               221,861
   General and administrative            2,229,726             1,983,089
                                        ----------             ---------

     TOTAL OPERATING EXPENSES            5,699,406             4,934,932
                                        ----------             ---------

 NET LOSS                                5,323,880             4,452,224

 ACCRETION OF PREFERRED STOCK
 DIVIDENDS                                      -              1,980,000
                                     ------------             ----------

NET LOSS ATTRIBUTABLE TO COMMON
 STOCKHOLDERS                           $5,323,880            $6,432,224
                                       ===========            ==========

 LOSS PER COMMON SHARE (BASIC)       $        0.39          $       0.57
                                     ==============         ============

 LOSS PER COMMON SHARE (DILUTED)     $       0.39           $       0.57
                                     =============          ============
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                   13,786,779            11,330,998
                                       ===========            ==========



See notes to condensed financial statements.

                               CEL-SCI CORPORATION

               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                 Three Months Ended June 30,
                                             1999                1998
 REVENUES:                                             (As restated, See Note D)

   Interest income                         $ 72,328           $ 194,237
   Other Income                              12,555               2,716
                                          ---------         -----------

TOTAL INCOME                                 84,883             196,953

 EXPENSES:
   Research and development               1,027,401           1,002,321
   Depreciation and amortization             66,744              73,987
General and administrative                  673,076             741,284
                                         ----------          ----------

     TOTAL OPERATING EXPENSES             1,767,221           1,817,592
                                       ------------         -----------

NET LOSS                                $ 1,682,338         $ 1,620,639
                                        ===========         ===========

LOSS PER COMMON SHARE (BASIC)       $          0.11     $          0.14
                                   ================    ================

LOSS PER COMMON SHARE (DILUTED)     $          0.11     $          0.14
                                   ================    ================

WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                   $15,742,037         $11,507,187
                                        ===========         ===========




See notes to condensed financial statements

                               CEL-SCI CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW

                                   (unaudited)
                                                   Nine Months Ended June 30,
                                                1999                     1998

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                    $(5,323,880)          $(4,452,224)
Adjustments to reconcile net loss to
  net cash used in operating activities:                                   --

  Depreciation and amortization                 199,749               221,861
  Amortization of premium (discount) on
     investments                                      -              (237,060)
  Unrealized gain (loss) on investments         (66,900)                3,499
  Stock issued for services                          -                 23,254
  Stock options issued for services              61,149                40,419
  Stock issued to 401K                           65,215                19,675

  Decrease (increase) in deposits                    -                (14,828)
  Decrease (increase) in receivables                412                32,255
  Decrease (increase) in prepaid expenses       179,370               (10,420)
  Decrease (increase) in advances               (26,816)              311,286
  Increase (decrease) in accounts payable      (228,788)             (222,407)
                                           -------------         -------------
NET CASH USED IN OPERATING ACTIVITIES        (5,140,489)           (4,284,690)
                                            ------------          ------------

CASH FLOWS PROVIDED BY (USED IN)
    INVESTING ACTIVITY:
  Sales of investments                        4,886,602             7,700,000
  Purchase of investments                            -            (18,602,893)
  Note receivable from employee/shareholder          -                     -
  Payment on note receivable from
    employee/shareholder                         70,982               177,610
  Purchase of research and office equipment     (42,398)              (37,905)
  Patent costs                                  (91,755)              (27,471)
NET CASH USED IN INVESTING ACTIVITY           4,823,431           (10,790,659)
                                             ----------          -------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING
   ACTIVITIES:
  Issuance of preferred stock                        -             10,000,000
  Issuance of common stock                           -              4,067,439
                                         -------------           ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES            -             14,067,439
                                         -------------            -----------
NET (DECREASE) INCREASE IN CASH               (317,058)            (1,007,910)

CASH AND CASH EQUIVALENTS:
  Beginning of period                         2,813,225             3,508,606
                                           ------------          ------------

End of period                               $ 2,496,167           $ 2,500,696
                                           ============          ============

See notes to condensed financial statements.

                               CEL-SCI CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (unaudited)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission for Form 10-Q. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. The reader is referred to the Company's Financial Statements included in the registrant's Annual Report on Form 10-K for the year ended September 30, 1998. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of June 30, 1999 and the results of operations for the nine-month period then ended have been made. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.

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

                               CEL-SCI CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   NINE MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (unaudited)
                                   (continued)

   B. RELATED PARTY TRANSACTIONS

      In  October,   1996,  the  Company  loaned  $300,000  to  an  officer  and shareholder. The loan carried an interest rate of 5% and was due September 30, 1998. The final payment on the note was made in October 1998.

   C. STOCKHOLDERS' EQUITY

      On December 23, 1997, the Company sold 10,000 shares of Series D convertible preferred stock to institutional investors for $10,000,000. The stock was initially convertible, at the option of the holder, into shares of common stock of the Company at $8.28. The number of shares issuable upon the conversion of each Series D preferred share was to be determined by dividing $1,000 by $8.28. The preferred stock is now convertible at the lower of $8.28 or the average price of the Company's common stock for any two consecutive trading days during the ten trading days preceding the conversion date. Investors also received an aggregate of 1,100,000 four-year warrants to purchase additional shares at $8.625 and $9.315. The Company filed a registration statement for the resale of the shares of common stock acquired upon conversion of the Series D preferred stock and warrants. During the quarter ended June 30, 1999, 4,568 shares of the Series D preferred stock were converted into 2,010,170 shares of common stock.

D.    RESTATEMENT

      Subsequent to the issuance of the Company's report on Form 10-Q for the quarter ended December 31, 1997, the Company determined that the application of a technical accounting treatment required the loss per share calculation to include the impact of $1,980,000 for the accretion of Series D Preferred Stock warrants for the three months ended December 31, 1997. The effect of the accretion is a non-cash charge to additional paid-in capital and does not impact the previously reported net loss for the three months ended December 31, 1997, nor does it result in a net change to stockholders' equity at September 30, 1997 or December 31, 1997. The effect of the restatement was to increase net loss attributable to common stockholders and net loss per share for the three months ended December 31, 1997. The effect of the change is shown on the income statement for the nine months ended June 30, 1999 and 1998.

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

Results of Operations

      Interest income during the nine months ending June 30, 1999 reflects interest accrued on investments. Interest income has decreased as the Company uses the proceeds of the sale of the Series D Preferred Stock. Research and development expense in 1999 was higher than in 1998 because the Company is running more and larger clinical trials. General and administrative expenses have increased due to the addition of more employees needed for the increased activity level.

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

      (b)    Reports on Form 8-K

                  The Company did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CEL-SCI Corporation



Date:_______________, 1999                ____________________________
                                          Geert Kersten
                                          Chief Executive Officer*




*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.