Form 10-K
period 1999-09-30
CEL SCI CORP
filed 1999-12-29
CIK 725363

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
(X)          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 1999.

                                       OR

( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ________ to ___________.

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

    The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 20, 1999, as quoted on the American Stock Exchange, was approximately $40,000,000. Shares of Common Stock held by each officer, director and principal shareholder have been excluded in that such persons may be deemed to be affiliates of the Registrant.

Documents Incorporated by Reference:   None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As  of  December  20,  1999,  the  Registrant  had  18,027,982   issued  and
outstanding shares of Common Stock.

                                     PART I

ITEM 1. BUSINESS

     CEL-SCI Corporation (the "Company") was formed as a Colorado corporation in 1983. The Company is involved in the research and development of certain drugs and vaccines. The Company's first, and main, product, MULTIKINE(TM), manufactured using the Company's proprietary cell culture technologies, is a combination, or "cocktail", of natural human interleukin-2 ("IL-2") and certain cytokines and cytokines. MULTIKINE is being tested to determine if it is effective in improving the immune response of cancer patients. The Company's second most advanced product, HGP-30W, is being tested to determine if it is an effective vaccine/treatment against the AIDS virus. The third technology the Company is developing, LEAPS (Ligand Epitope Antigen Presentation System), is a T-cell modulation technology which can be used to direct a specific immune response. The Company intends to use this new technology to improve the cellular immune response of persons vaccinated with HGP-30W and to develop potential treatments and/or vaccines against various diseases. Present target diseases are AIDS, herpes simplex, malaria, tuberculosis, prostate cancer and breast cancer.

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

         It is generally recognized that the interplay among T-cells, B-cells and the macrophages determines the strength and breadth of the body's response to infection. It is believed that the activities of T-cells, B-cells and macrophages are controlled, to a large extent, by a specific group of hormones called cytokines. Cytokines regulate and modify the various functions of both T-cells and B-cells. There are many cytokines, each of which is thought to have distinctive chemical and functional properties. IL-2 is but one of these cytokines and it is on IL-2 and its synergy with other cytokines that the Company has focused its attention. Scientific and medical investigation has established that IL-2 enhances immune responses by causing activated T-cells to proliferate. Without such proliferation no immune response can be mounted. Other cytokines support T-cell and B-cell proliferation. However, IL-2 is the only known cytokine which causes the proliferation of T-cells. IL-2 is also known to activate B-cells in the absence of B-cell growth factors.

         Although  IL-2  is  one  of  the  best  characterized   cytokines  with
anticancer potential, the Company is of the opinion that to have optimum therapeutic value, IL-2 should be administered not as a single substance but rather as a mixture of IL-2 and certain cytokines, i.e. as a "cocktail". This approach, which was pioneered by the Company, makes use of the synergism between these cytokines. It should be noted, however, that neither the FDA nor any other agency has determined that the Company's MULTIKINE product will be effective against any form of cancer.

         It has been reported by researchers in the field of cytokine research that IL-2 can increase the number of killer T-cells produced by the body, which improves the body's capacity to selectively destroy specific tumor cells. Research and human clinical trials sponsored by the Company have indicated a correlation between administration of MULTIKINE to cancer patients and immunological responses. On the basis of these experimental results, the Company believes that MULTIKINE may have application for the treatment of solid tumors in humans.

         In November 1990, the Florida Department of Health and Rehabilitative Services ("DHRS") gave the physicians at a southern Florida medical institution approval to start a clinical cancer trial in Florida using the Company's MULTIKINE product. The focus of the trial was unresectable head and neck cancer.

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

         Today the Company is involved in the following clinical human studies of MULTIKINE for treatment of cancer and AIDS:

         ISRAEL: MULTIKINE is being tested as a presurgical treatment prior to surgery or radiation in patients with head and neck cancer. The data from the first ten patients, presented at a scientific conference by the clinical investigator, Dr. Feinmesser, indicates that all ten patients treated with MULTIKINE for only two weeks experienced regression in tumor size, with one of the patients showing a complete disappearance of the tumor and three patients showing tumor reductions of over 50%. In addition, patients had a resolution of tumor ulceration, increased tongue mobility and reduction or elimination of local pain. There were no tumor progressions or adverse local changes, nor evidence of toxicity from MULTIKINE. Recovery after operation and wound healing were normal. Additionally, microscopic evaluation of surgical specimens showed evidence of cellular immune reaction against the tumors and destruction of tumor cells.

     Dr. Feinmesser is currently treating another ten patients at a higher dosage as part of this study.

         CANADA: A Phase I/II study in Canada is also testing MULTIKINE as a presurgical treatment prior to surgery or radiation in patients with head and neck cancer. Initially, the study was designed to treat fourteen patients, but was subsequently increased to twenty-one patients, and recently increased further to twenty-eight patients. The last patient in this study completed treatment in November 1999.

     U.S.A. & CANADA: In this U.S. and Canadian multi-center study, sixteen patients who have failed conventional treatments were treated experimentally with MULTIKINE. The study was designed to evaluate the safety, tumor responses and immune responses of MULTIKINE in late stage head and neck cancer patients. The last patient in this study completed treatment in December 1999.

         U.S.A.: In 1997, a prostate cancer study was conducted at Jefferson Hospital in Philadelphia, Pennsylvania. The study involved prostate cancer patients who had failed on hormonal therapy. Five patients completed the treatment and the data from this study demonstrated the safety and feasibility of using MULTIKINE in the treatment of prostate cancer. Biopsies from the patients in the study also suggest the recruitment of inflammatory cells to the tumor site. Based on these findings, investigators have begun a 20 patient dose escalation study to test MULTIKINE as a therapy to be used prior to surgical removal of the prostate gland.

         In the fall of 1999 the Company announced the completion of a MULTIKINE study with fourteen HIV-positive patients. The study showed that the repeated administration of MULTIKINE to HIV infected persons over the course of two months was safe and appeared to stimulate the patients' responses to recall antigens, which is considered to be indicative of an improved immune response.

         HUNGARY: In 1999, a 30 patient study using MULTIKINE in head and neck cancer patients prior to surgery and/or radiation was started in Hungary. The study is expected to be completed by June 2000.

         POLAND/CZECH REPUBLIC: In the spring of 1999 the Company started another 30 patient study in Poland and the Czech Republic. This study is similar to the studies being conducted in Canada and Hungary.

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

         The Company uses an unrelated corporation for certain aspects of the production of MULTIKINE for research and testing purposes. The agreement with this corporation expires during the summer of 2000. The Company is currently in negotiations with another corporation for the use of their facility for the manufacture of the MULTIKINE product.

AIDS VACCINE

         The Company, through its wholly-owned subsidiary Viral Technologies, Inc. (VTI), is involved in the development of a preventive vaccine against HIV infection. This vaccine is currently in Phase II human clinical trials in the Netherlands. The vaccine is primarily directed against HIV subtype C, the most prevalent HIV subtype in third world countries.

         The Company is also developing a therapeutic AIDS vaccine for people already infected with HIV. The purpose of this vaccine is to activate a person's immune system in such a way that the immune system will fight HIV more effectively. This therapeutic vaccine is currently being readied for early clinical trials which are projected to begin in 2001. This date however, is dependent on the Company raising funds which would be dedicated specifically for this project.

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

         In June 1998, the Institute for Clinical Pharmacology, Pharma BioResearch, Netherlands, started inoculating the first volunteers with the Company's HGP-30W AIDS vaccine in the only ongoing European Phase II AIDS vaccine study. In the trial, 29 healthy, HIV-negative volunteers received one of the three different dosages of the vaccine. Preliminary results suggest that the vaccine is safe and induces both cellular (i.e., T-cell) and humoral (i.e., antibody) immune responses.

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

         The Company intends to use this new technology with the HGP-30 immunogen which is currently in Phase II clinical studies. To this end, the Company recently entered into formulation studies with a HGP-30/LEAPS compound called LEAPS 101. The target population will be HIV-infected individuals who are already taking anti-HIV medicines.

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

         In October 1996, the Company and Northeastern Ohio University College of Medicine signed a Collaborative Research Agreement to jointly identify and evaluate Herpes Simplex Virus related peptides. This study made use of the Company's new LEAPS technology which combines T-cell binding ligands with small, disease associated, peptide antigens. In the past, some vaccines have worked simply by vaccination with viral proteins (e.g. hepatitis B) to immunize patients. In the case of herpes simplex, that strategy has yet to be proven successful. The purpose of adding the T-cell binding ligand was to increase the effectiveness of the vaccine by directing the immune response to react in the way most likely to eliminate or control the disease agent. To test this hypothesis in herpes simplex, the researchers administered the vaccine with a T-cell binding ligand to one group of mice in order to direct the immune response to the cellular side, which is thought to be protective. The researchers also administered the vaccine to a separate group of mice using a different T-cell binding ligand to direct the immune response to the humoral (antibody) side, which is thought to be non-protective. For both vaccines, the herpes simplex peptide was kept the same. The results of the study indicated that the immunizations allowed the mice to resolve the infection quicker and more effectively resulting in minimal symptoms and mortality. The vaccine inducing a cellular immune response was protective while the vaccine inducing a humoral (antibody) immune response was not protective and actually accelerated disease progression. Two studies with different herpes simplex peptides also showed protection, confirming the results from the prior study. Research conducted pursuant to this study may lead to the future development of a herpes simplex vaccine.

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

         In November 1999 the Company announced a collaborative study for the treatment, and possible prevention, of autoimmune myorcarditis with researchers at the Department of Pathology, the Johns Hopkins Medical Institutions, Baltimore, Maryland.

         Myocarditis, an autoimmune disease affecting the heart muscle, is thought to be caused by an attack on the patient's heart muscle by his/her own immune cells and antibodies. Myocarditis is a precursor to dilated cardiomyopathy, which is an end stage cardiac disease usually requiring a heart transplant. The incidence of dilated cardiomyopathy is about 200,000 people in the United States alone. The current treatments are not curative.

         The study will use L.E.A.P.S.(TM) technology, as well as a technology recently developed at the Company and called AdapT (Antigen Directed Apoptosis). The AdapT technology is designed to lead to the removal, in an antigen specific (highly targeted) manner, of only those immune system cells that cause the disease, thereby leaving the remainder of the immune response intact and subsequently able to defend against other diseases.

         The goal of the first phase of this animal study is to establish the animal model of autoimmune myocarditis, using the L.E.A.P.S technology. In the second phase, AdapT and L.E.A.P.S. derived peptides may be used, in the case of the L.E.AP.S., to divert immune responses away from the disease-causing immune system cells or, in the case of AdapT, to remove the disease-causing immune system cells.

         If the L.E.A.P.S. or AdapT technologies are shown to work in the animal model for myocarditis, additional studies may be started to test this new approach for the treatment of other autoimmune diseases as well.

         In November 1999 the Company also announced that it has entered into a research collaboration agreement with research scientists at the Max-Delbruck Center for Molecular Medicine in Berlin, Germany. The goal of the collaboration is to develop a therapeutic vaccine for breast and/or colon cancer.

         The collaboration will make use of the L.E.A.P.S. technology, in combination with the specialized cancer antigen and animal testing model knowledge of the team in Berlin. The work is being conducted under the umbrella of the Biological Therapeutic Development Group of the European Office for Research and Treatment of Cancer.

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

RESEARCH AND DEVELOPMENT

         Since 1983, and through September 30, 1999, approximately $27,263,000 has been expended on Company-sponsored research and development, including approximately $4,461,000, $3,834,000 and $6,012,000, respectively during the years ended September 30, 1999, 1998 and 1997. Research and development expenditures prior to October 1995 do not include amounts spent by Viral Technologies, Inc. on research and development.

         The Company has established a Scientific Advisory Board ("SAB") comprised of scientists distinguished in biomedical research in the field of cytokines and related areas. From time to time, members of the SAB advise the Company on its research activities. Institutions with which members of the SAB are affiliated have in the past conducted and may in the future conduct Company-sponsored research. The SAB has in the past and may in the future, at its discretion, invite other scientists to opine in confidence on the merits of the Company-sponsored research. Members of the SAB receive $500 per month from the Company.

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

COMPETITION AND MARKETING

         Many companies, nonprofit organizations and governmental institutions are conducting research on cytokines. Competition in the development of therapeutic agents incorporating cytokines is intense. Large, well-established pharmaceutical companies are engaged in cytokine research and development and have considerably greater resources than the Company has to develop products. The establishment by these large companies of in-house research groups and of joint research ventures with other entities is already occurring in these areas and will probably become even more prevalent. In addition, licensing and other collaborative arrangements between governmental and other nonprofit institutions and commercial enterprises, as well as the seeking of patent protection of inventions by nonprofit institutions and researchers, could result in strong competition for the Company. Any new developments made by such organizations may render the Company's licensed technology and know-how obsolete.

         Several biotechnology companies are producing IL-2-like compounds. The Company believes, however, that it is the only producer of a patented IL-2 product using a patented cell-culture technology with normal human cells. The Company foresees that its principle competition will come from producers of genetically-engineered IL-2-like products. However, it is the Company's belief, based upon growing scientific evidence, that its natural IL-2 products have advantages over the genetically engineered, IL-2-like products. Evidence indicates that genetically engineered, IL-2-like products, which lack sugar molecules and typically are not water soluble, may be recognized by the immunological system as a foreign agent, leading to a measurable antibody build-up and thereby possibly voiding their therapeutic value. Furthermore, the Company's research has established that to have optimum therapeutic value IL-2 should be administered not as a single substance but rather as an IL-2-rich mixture of certain cytokines and other proteins, i.e. as a "cocktail". If these differences prove to be of importance, and if the therapeutic value of its MULTIKINE product is conclusively established, the Company believes it will be able to establish a strong competitive position in a future market.

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

ITEM 2.  PROPERTIES

         The Company leases office space at 8229 Boone Blvd., Suite 802, Vienna, Virginia at a monthly rental of approximately $7,600. The Company believes this arrangement is adequate for the conduct of its present business.

         The Company also has a fully equipped 11,000 square foot laboratory. The laboratory is located in space which is leased by the Company for approximately $5,200 per month. The laboratory lease expires in 2004, with extensions available until 2014.

ITEM 3.  LEGAL PROCEEDINGS

         On November 24, 1999 F. Donald Hudson and Mark V. Soresi, two former directors of the Company, filed a lawsuit in the United States District Court for the District of Colorado against the Company. Also named in the lawsuit were the Company's four present directors: Maximilian de Clara, Geert R. Kersten, Alexander G. Esterhazy, and John M. Jacquemin. The complaint alleges that the proxy statement filed in connection with the April 12, 1999 meeting of the Company's Shareholders was false and misleading in that it failed to disclose, among other things, (i) that Hudson and Soresi were concerned that the compensation paid to the Company's President, Maximilian de Clara was excessive, and (ii) that the proxy statement also did not disclose certain transactions between the Company and Mr. de Clara which the plaintiffs contend were improper. The complaint also alleges that Mr. de Clara and Mr. Kersten breached their fiduciary duties to the Company by improperly calling and holding the April 12, 1999 shareholders' meeting and by engaging in transactions which were unfair to the Company. Based upon the foregoing allegations the plaintiffs have requested the court to declare the election of directors at the April 12, 1999 shareholders' meeting to be void, to order a new election of directors, to award unspecified damages against the individual defendants named in the complaint and for other relief. In their answer to the plaintiffs' complaint the Company and the Company's directors intend to deny the allegations in the complaint. It is the Company's position, as well as that of the Company directors, that (i) the compensation paid to Mr. de Clara was approved by Hudson and Soresi when they were directors of the Company, (ii) the proxy statement sent to the Company's shareholders in connection with the April 12, 1999 shareholders' meeting was not false and misleading, (iii) the April 12, 1999 shareholders' meeting was properly called, (iv) the election of the Company's directors at the meeting was valid, and (v) neither Mr. de Clara nor Mr. Kersten participated in any improper transactions involving the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not Applicable

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         As of December 20, 1999 there were approximately 2,680 record holders of the Company's common stock. The Company's common stock is traded on the American Stock Exchange. Set forth below are the range of high and low quotations for the Company's common stock for the periods indicated as reported the American Stock Exchange. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

                    Quarter
                    Ending              High            Low
                   12/31/97            $10.00          $5.87
                    3/31/98            $ 6.56          $4.00
                    6/30/98            $ 6.44          $4.44
                    9/30/98            $ 5.94          $1.94

                   12/31/98            $ 3.50          $1.50
                    3/31/99            $ 2.75          $1.63
                    6/30/99            $ 3.38          $1.81
                    9/30/99            $ 3.81          $1.88

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

                                  For the Years Ended September 30,
                        1999        1998         1997         1996      1995
                        ----        ----        ------       ------     ----
Investment Income and
  Other Revenues      $469,518    $792,994 $   438,145   $  322,370     $423,765
Expenses:
Research and
  Development        4,461,051   3,833,854   6,011,670    3,471,477    1,824,661
Depreciation
  and Amortization     268,210     295,331     313,547      290,829      262,705
General and
  Administrative     3,230,982   3,106,492   2,302,386    2,882,958    1,713,912
Equity in loss of
  joint venture             --          --          --        3,772      501,125
                    -----------------------------------------------------------

Net Loss           $(7,490,725)$(6,442,683)$(8,189,458) $(6,326,666)$(3,878,638)
                   ============ ========== ============ =========== ============

Loss per common share
(basic and diluted)     $(0.52)     $(0.74)     $(1.00)      $(1.16)    $(0.89)

Weighted average common
  Shares outstanding14,484,352  11,379,437   9,329,419    6,425,316  4,342,628


Balance Sheet Data:
                                           September  30,
                        1999        1998        1997         1996       1995
                        ----        ----        -----        -----      ----

Working Capital     $6,152,715 $12,926,014  $4,581,247  $10,266,104 $3,983,699
Total Assets         7,559,772  14,431,813   6,334,397   11,878,370  6,359,011
Total Liabilities      461,586     456,529     508,617      294,048  1,516,978
Shareholders'
  Equity             7,098,186  13,975,284   5,825,780   11,584,322  4,842,033

No dividends have been declared on the Company's common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal 1999

      Interest income during the year ending September 30, 1999 reflects interest received and accrued on investments. Interest income decreased as the Company used the proceeds of the sale of the Series D Preferred Stock. Research and development expense in 1999 was higher than in 1998 because the Company is running more and larger clinical trials. General and administrative expenses have increased due to the addition of more employees needed for the increased activity level.

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

         In May 1996, the Company sold 3,500 shares of its Series A Convertible Preferred Stock for $3,500,000 or $1,000 per share. All outstanding shares of the Series A Preferred Stock have since been converted into 632,041 shares of the Company's Common Stock.

         In August 1996, the Company sold, in a private transaction, 5,000 shares of its Series B Convertible Preferred Stock for $5,000,000 or $1,000 per share. Prior to December 20, 1996, 1,900 Series B Preferred Shares were converted into 527,774 shares of the Company's common stock. In December 1996 the Company repurchased 2,850 Series B Preferred Shares for $2,850,000 plus warrants which allowed the holders to purchase up to 99,750 shares of the Company's common stock for $4.25 per share at any time prior to December 15, 1999. The Company raised funds required for this repurchase from the sale of its Series C Preferred Stock. In May 1997 all remaining 250 shares of the Series B Preferred Stock were converted into 69,444 shares of common stock. In October 1997 17,500 warrants were exercised at $4.25 per share. On December 15, 1999 the remaining 82,250 warrants expired.

         In December 1996, the Company authorized the issuance of 3,500 shares of Series C Preferred Stock with a par value of $.01 per share. Subsequent to the establishment of the Series C Preferred Stock the Company raised $2,850,000 from the sale of units consisting of 2,850 shares of the Company's Series C
Convertible Preferred Stock, 379,763 Series A Warrants and 379,763 Series B Warrants. Each Series A Warrant entitled the holder to purchase one share of the Company's common stock at a price of $4.50 per share at any time prior to March 15, 1998. Each Series B Warrant entitled the holder to purchase one share of the Company's common stock at a price of $4.50 per share at any time prior to March 15, 1999. By June 30, 1997 all Series C Preferred Shares had been converted into 915,271 shares of the Company's common stock and all Series A Warrants and 253,175 Series B Warrants had been exercised. The remaining Series B Warrants expired in March 1999.

         In December 1997, the Company sold 10,000 shares of its Series D Convertible Preferred Stock, 550,000 Series A Warrants and 550,000 Series B Warrants, to ten institutional investors for $10,000,000. Each Series A Warrant allows the holder to purchase one share of the Company's common stock for $8.62 at any time prior to December 22, 2001. Each Series B Warrant allows the holder to purchase one share of the Company's Common Stock for $9.31 at any time prior to December 22, 2001. The Company has filed a registration statement with the Securities and Exchange Commission covering the sale of the common stock issuable upon the conversion of the Series D Preferred Stock and/or the exercise of the Series A and Series B Warrants. As of December 15, 1999 all Series D Preferred Shares had been converted into 5,201,460 shares of the Company's common stock. None of the Series A or Series B warrants have been exercised.

         In December 1999, the Company sold 1,025,641 shares of its common stock, plus warrants for the purchase of an additional 358,974 shares of common stock to a group of private investors for $2,500,000. The warrants are exercisable at a price of $2.925 per share at any time prior to December 8, 2002. The investors in this private offering also received warrants which allow the investors, under certain circumstances, to acquire additional shares of the Company's common stock at a nominal price in the event (i) the price of the Company's common stock falls below $2.44 per share or (ii) the Company raises in excess of $1,000,000 at a price which is below either the then prevailing market price of the Company's common stock or $2.44 per share.

         During fiscal 2000, the Company expects that it will spend between $3,500,000 and $4,500,000 on research, development, and clinical trials. However, the Company's expenditures in this area are difficult to predict since the Company, as of December 15, 1999, was preparing to begin a Phase III study with respect to the use of Multikine in the treatment of head and neck cancer. The Company plans to use its existing financial resources to fund its research and development program during this period.

         Other than funding its research and development program, the Company does not have any material capital commitments.

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

         Year 2000. The Company has modified its computer hardware and software systems to recognize the year 2000. These modifications did not have a significant effect on the Company's operations and the costs of the modifications were insignificant. The Company continues to evaluate significant vendors and other third parties which could have an effect on the Company's operations to ensure year 2000 compliance. If the Company's computer systems fail during the year 2000, the Company may need to have independent laboratories perform some of the research that is presently being conducted by the Company's laboratory. Since the Company believes its computer systems are compliant with the year 2000, the Company has not developed any contingency plans in the event the Company's computer systems fail to be year 2000 compliant.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See the Financial Statements included with this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

    Name                   Age                   Position

Maximilian de Clara         69      Director and President
Geert R. Kersten, Esq.      40      Director, Chief Executive Officer, Secretary
                                    and Treasurer
Patricia B. Prichep         48      Senior Vice President of Operations
M. Douglas Winship          50      Senior Vice President of Regulatory Affairs
                                    and Quality Assurance
Dr. Eyal Talor              43      Senior Vice President of Research and
                                    Manufacturing
Dr. Prem S. Sarin           65     Senior Vice President of Research, Infectious
                                    Diseases
Dr. Daniel H. Zimmerman     58      Senior Vice President of Research, Cellular
                                    Immunology
Michael Luecke              57     Senior Vice President of Business Development
Alexander G. Esterhazy      55      Director
John M. Jacquemin           52      Director

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

         Alexander G. Esterhazy has been an independent financial advisor since November 1997. Between July 1991 and October 1997 Mr. Esterhazy was a senior partner of Corpofina S.A. Geneva, a firm engaged in mergers, acquisitions and portfolio management. Between January 1988 and July 1991 Mr. Esterhazy was a managing director of DG Bank in Switzerland. During this period Mr. Esterhazy was in charge of the Geneva, Switzerland branch of the DG Bank, founded and served as vice president of DG Finance (Paris) and was the President and Chief Executive officer of DG-Bourse, a securities brokerage firm.

         John M. Jacquemin has, since 1982, been the President of Mooring Financial Corporation, a company specializing in the origination, purchase and administration of commercial loan portfolios, equipment leases and real estate mortgages. Between 1977 and 1982 Mr. Jacquemin was Vice President of CFC Corporation, a company involved in title insurance, fire and casualty insurance, equipment leasing and real estate development.

     All of the Company's officers devote substantially all of their time on the Company's business. Messrs. Esterhazy and Jacquemin, as directors, devote only a minimal amount of time to the Company.

         The Company has an audit committee and compensation committee. The members of the audit committee are Geert Kersten, Alexander Esterhazy, and John Jacquemin. The members of the compensation committee are Maximilian de Clara, Alexander Esterhazy, and John Jacquemin.

Executive Compensation

         The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal year ended September 30, 1999.

                                                        Re-               All
                                             Other     stric-            Other
                                             Annual     ted               Com-
                                             Compen-   Stock   Options   pensa-
Name and Princi-    Fiscal  Salary    Bonus  sation    Awards  Granted   tion
pal Position         Year     (1)      (2)     (3)       (4)     (5)       (6)

Maximilian           1999   $335,292    --   $72,945  $435,625  145,000   $  63
de Clara,            1998   $315,021    --   $81,709        --  164,000   $  73
President            1997   $319,104    --   $76,290        --  333,000   $  88

Geert R. Kersten,    1999   $268,480         $15,154   $10,000  145,000   $4,113
Chief Executive      1998   $229,533    --   $15,180    $7,500  164,000   $5,310
Officer, Secretary   1997   $228,888    --   $12,314        --  313,000   $8,888
and Treasurer

Patricia B. Prichep  1999   $107,936    --    $3,000    $6,476   79,500   $   63
Senior Vice President
of Operations

M. Douglas Winship,  1999   $146,609    --    $2,400     $8,797   27,500  $   63
Senior Vice Presi-   1998   $136,918    --    $2,400     $6,240       --  $1,060
dent of Regulatory   1997   $129,926    --    $2,400         --   45,000  $3,152
Affairs and Quality
Assurance

Eyal Talor, Ph.D.   1999    $139,085    --    $3,000     $8,345   30,000$     63
Senior Vice Presi-  1998    $130,845    --    $3,000     $5,769   27,000  $  958
dent of Research    1997    $119,333    --    $3,000         --   58,000  $3,668
and Manufacturing

Prem S. Sarin, Ph.D. 1999   $124,199                     $7,452   42,000  $   63
Senior Vice Presi-   1998   $117,035    --        --     $5,326   39,000  $  929
Dent of Research,    1997   $113,385    --        --         --   34,000  $3,473
Infectious Diseases

Daniel Zimmerman,    1999   $114,806    --    $3,000     $6,888   45,000  $   63
 Ph.D.,              1998   $106,360    --    $3,000     $4,882   39,000     822
Senior Vice          1997   $104,000    --        --         --   34,000  $3,208
President of
Cellular Immunology

Michael Luecke,      1999   $150,000    --        --     $8,875      --   $   63
Senior Vice President
of Business Development

(1) The dollar value of base salary (cash and non-cash) received.

(2) The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property. Amounts in the table represent automobile, parking and other transportation expenses, plus, in the case of Maximilian de Clara and Geert Kersten, director's fees of $8,000.

(4) During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table. In the case of Mr. de Clara, the shares were issued in consideration for past services rendered to the Company. In the case of all other persons listed in the table, the shares were issued as the Company's contribution on behalf of the named officer to the Company's 401(k) retirement plan.

      As of September 30, 1999, the number of shares of the Company's common stock, owned by the officers included in the table above, and the value of such shares at such date, based upon the market price of the Company's common stock were:

         Name                       Shares            Value

         Maximilian de Clara       100,000         $269,000
         Geert R. Kersten          111,737         $300,573
         Patricia B. Prichep         7,336        $  19,734
         M. Douglas Winship          5,867        $  15,782
         Eyal Talor, Ph.D.           7,038        $  18,932
         Prem S. Sarin, Ph.D.        4,993        $  13,431
         Daniel Zimmerman, Ph.D.    24,602        $  66,179
         Michael Luecke              5,074        $  13,649

      Dividends may be paid on shares of restricted stock owned by the Company's officers and directors, although the Company has no plans to pay dividends.

(5) The shares of Common Stock to be received upon the exercise of all stock options granted during the periods covered by the Table. Includes certain options issued in connection with the Company's Salary Reduction Plans as well as certain options purchased from the Company. See "Options Granted During Fiscal Year Ending September 30, l999" below.

(6) All other compensation received that the Company could not properly report in any other column of the Table including annual Company contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, the Company with respect to term life insurance for the benefit of the named executive officer, and the full dollar value of the remainder of the premiums paid by, or on behalf of, the Company. Amounts in the table represent life insurance premiums.

Long Term Incentive Plans - Awards in Last Fiscal Year

         None.

Employee Pension, Profit Sharing or Other Retirement Plans

         During 1993 the Company implemented a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code and covering substantially all the Company's employees. Prior to January 1, 1998 the Company's contribution was equal to the lesser of 3% of each employee's salary, or 50% of the employee's contribution. Effective January 1, 1998 the plan was amended such that the Company's contribution is now made in shares of the Company's common stock as opposed to cash. Each participant's contribution is matched by the Company with shares of common stock which have a value equal to 100% of the participant's contribution, not to exceed the lesser of $1,000 or 6% of the participant's total compensation. The Company's contribution of common stock is valued each quarter based upon the closing price of the Company's common stock. The fiscal 1999 expenses for this plan were $86,954. Other than the 401(k) Plan, the Company does not have a defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors

         Standard Arrangements. The Company currently pays its directors $2,000 per quarter, plus expenses. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

         Other Arrangements. The Company has from time to time granted options to its outside directors. See Stock Options below for additional information concerning options granted to the Company's directors.

Employment Contracts Effective April 12, 1999, the Company entered into a three-year employment agreement with Mr. de Clara. The employment agreement provides that the Company will pay Mr. de Clara an annual salary of $363,000 during the term of the agreement. In the event that there is a material reduction in Mr. de Clara's authority, duties or activities, or in the event there is a change in the control of the Company, then the agreement allows Mr. de Clara to resign from his position at the Company and receive a lump-sum payment from the Company equal to 18 months salary. For purposes of the employment agreement, a change in the control of the Company means the sale of more than 50% of the outstanding shares of the Company's Common Stock, or a change in a majority of the Company's directors.

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

Compensation Committee Interlocks and Insider Participation

     The Company has a compensation committee comprised of all of the Company's directors, with the exception of Mr. Kersten. During the year ended September 30, 1999, Mr. de Clara was the only officer participating in deliberations of the Company's compensation committee concerning executive officer compensation.

         During the year ended September 30, 1999, no director of the Company was also an executive officer of another entity, which had an executive officer of the Company serving as a director of such entity or as a member of the compensation committee of such entity.

Stock Options

         The following tables set forth information concerning the options granted during the fiscal year ended September 30, 1999, to the persons named below, and the fiscal year-end value of all unexercised options (regardless of when granted) held by these persons.


          Options Granted During Fiscal Year Ending September 30, l999


                      Individual Grants                                      Potential
---------------------------------------------------------------         Realizable Value at
                           % of Total                                     Assumed Annual
                             Options                                    Rates of Stock Price
                            Granted to     Exercise                       Appreciation for
               Options     Employees in    Price Per   Expiration          Option Term (2)
 Name         Granted (#)   Fiscal Year      Share       Date             5%          10%
-------       ----------   ------------    ---------    ---------        -----       -----

Maximilian     95,000 (1)                    $1.94       8/31/03        $38,950   $  85,500
de Clara       50,000                        $2.06       4/12/09        $65,000    $164,000
             --------
              145,000          21.4%

Geert R.       95,000 (1)                    $1.94       8/31/03        $38,950   $  85,500
Kersten        50,000                        $2.06       4/12/09        $65,000    $164,000
             --------
              145,000          21.4%






Patricia B.    47,500 (1)                   $1.94       8/31/03         $19,145     $42,750
Prichep        17,000                       $2.31      12/01/08         $24,650     $62,560
               15,000                       $2.06       4/12/99         $19,500     $49,200
              -------
               79,500           11.8%
              =======

M. Douglas     12,500 (1)                   $1.94       8/31/03        $  5,125     $11,250
Winship        15,000                       $2.06       4/12/09         $19,500     $49,200
              -------
               27,500             4%
             ========

Eyal           10,000 (1)                   $1.94       8/31/03        $  4,100    $  9,000
Talor, Ph.D.   20,000                       $2.06        8/2/09         $26,000     $65,600
              -------
               30,000           4.4%

Prem S.        30,000 (1)                   $1.94       8/31/03         $12,300     $27,000
Sarin, Ph.D.   12,000                       $2.50        5/3/09         $18,840     $47,812
              -------
               42,000           6.2%

Daniel         30,000 (1)                   $1.94       8/31/03         $12,300     $27,000
Zimmerman,     15,000                       $2.06       4/12/09         $19,500     $49,200
              -------
Ph.D.          45,000           6.6%

Michael            --             --           --            --              --          --
Luecke             --             --           --            --              --          --



(1) Options were granted in accordance with the Company's Salary Reduction Plan. Pursuant to the Salary Reduction Plan, any employee of the Company was allowed to receive options (exercisable at market price at time of grant) in exchange for a one-time reduction in such employee's salary.
(2) The potential realizable value of the options shown in the table assuming the market price of the Company's Common Stock appreciates in value from the date of the grant to the end of the option term at 5% or 10%.

                        Option Exercises and Year-End Option Values

                                                                 Value (in $) of
                                                                  Unexercised
                                                                    In-the-
                                                Number of        Money Options
                                               Unexercised         at Fiscal
                       Shares                   Options (3)        Year-End (
                     Acquired On     Value       Exercisable/      Exercisable/
Name                 Exercise (1) Realized (2) Unexercisable     Unexercisable
----                  ---------    ----------   ------------     -------------

Maximilian de Clara        --           --   483,667/234,999       0/102,750
Geert R. Kersten           --           --   892,417/228,333  69,440/102,750
Patricia Prichep           --           --    137,334/92,166    6,200/51,535
M. Douglas Winship          --          --     52,000/42,500        0/18,825
Eyal Talor                 --           --      73,834/6,666        0/20,100
Prem S. Sarin              --           --     94,167/55,333    6,200/24,780
Daniel Zimmerman           --           --     71,667/58,333        0/31,950
Michael Luecke             --           --     25,000/75,000             -/-

(1) The number of shares received upon exercise of options during the fiscal year ended September 30, 1999.

(2) With respect to options exercised during the Company's fiscal year ended September 30, 1999, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of September 30, 1999, separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of September 30, 1999, the market value of the stock underlying those options as of September 30, 1999.

Stock Option and Bonus Plans

         The Company has  Incentive  Stock  Option  Plans,  Non-Qualified  Stock
Option Plans and Stock Bonus Plans. A summary description of these Plans follows. In some cases these Plans are collectively referred to as the "Plans".

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

         Stock Bonus Plan. Up to 340,000 shares of Common Stock may be granted under the Stock Bonus Plan. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

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

         Summary. The following sets forth certain information, as of November 30, 1999, concerning the stock options and stock bonuses granted by the Company. Each option represents the right to purchase one share of the Company's Common Stock.

                                Total      Shares
                               Shares    Reserved for   Shares       Remaining
                              Reserved   Outstanding   Issued as  Options/Shares
Name of Plan                 Under Plans   Options   Stock Bonus     Under Plans

Incentive Stock Option Plans 1,100,000      929,350        N/A       152,483
Non-Qualified Stock Option
    Plans                    2,760,000    2,224,090        N/A       177,526
Stock Bonus Plans              340,000          N/A    261,804        78,196

         Of the shares issued pursuant to the Company's Stock Bonus Plans 58,400 shares were issued as part of the Company's contribution to its 401(k) plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of November 30, 1999, information with respect to the only persons owning beneficially 5% or more of the outstanding Common Stock and the number and percentage of outstanding shares owned by each director and officer and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of Common Stock.

Name and Address                Number of Shares  (1)   Percent of Class (3)
----------------                -----------------       ----------------

Maximilian de Clara
Bergstrasse 79
6078 Lungern,
Obwalden, Switzerland                493,667                 2.6%

Geert R. Kersten
8229 Boone Blvd.
Suite 802
Vienna, VA  22182                  1,004,154                 5.3%

Patricia B. Prichep
8229 Boone Blvd.
Suite 802
Vienna, VA  22182                    151,337                    *

M. Douglas Winship
8229 Boone Blvd.
Suite 802
Vienna, VA  22182                     57,867                    *

Eyal Talor, Ph.D.
8229 Boone Blvd.
Suite 802
Vienna, VA  22182                     80,872                    *

Prem Sarin, Ph.D.
8229 Boone Blvd.
Suite 802
Vienna, VA  22182                     99,160                    *

Name and Address                Number of Shares  (1)   Percent of Class (3)
----------------                -----------------       ----------------

Daniel H. Zimmerman, Ph.D.
8229 Boone Blvd.
Suite 802
Vienna, VA  22182                    102,269                    *

Michael Luecke
8229 Boone Blvd.
Suite 802
Vienna, VA  22182                     30,074                    *

Alexander G. Esterhazy
20 Chemin du Pre-Poiset
CH- 1253 Vandoeuvres
Geneve, Switzerland                   10,000                    *

John M. Jacquemin
8614 Westwood Center Drive
Vienna, VA 22182                      98,000                    *

All Officers and Directorsas a Group (10 persons)  2,127,400 10.5% *Less than 1%
(1) Includes shares issuable prior to February 28, 2000 upon the exercise of options or warrants granted to the following persons:

                                          Options or Warrants Exercisable
         Name                                 Prior to February 28, 2000

         Maximilian de Clara                       483,667
         Geert R. Kersten                          892,417
         Patricia B. Prichep                       144,001
         M. Douglas Winship                         52,000
         Eyal Talor, Ph.D.                          73,834
         Prem Sarin, Ph.D.                          94,167
         Daniel H. Zimmerman, Ph.D.                 77,667
         Michael Luecke                             25,000
         Alexander G. Esterhazy                     10,000
         John M. Jacquemin                          10,000

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

         None.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) See the Financial Statements attached to this Report.

    (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 1999.

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

(b)  Amended Articles                   Incorporated by reference to Exhibit3(a)
                                        of the Company's Registration Statement
                                        on Form S-1 Registration Nos. 2-85547-D
                                        and 33-7531.

 (c) Amended Articles                     Incorporated   by
                                          reference  to  Exhibit   (Name  change
                                          only)  3(c)  filed  with  Registration
                                          Statement on Form S-1 (No. 33-34878).

 (d) Bylaws                               Incorporated  by  reference to
                                          Exhibit   3(b)   of   the    Company's
                                          Registration  Statement  on Form  S-1,
                                          Registration   Nos.    2-85547-D   and
                                          33-7531.

4(a) Specimen copy of Stock Certificate   Incorporated   by reference to Exhibit
                                          4(a)  of  the  Company's  Registration
                                          Statement  on Form  S-1,  Registration
                                          Nos. 2-85547-D and 33-7531.

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

 (c)  Addendum effective May 3,           Incorporated by reference to Exhibit
     1983 to Licensing Agreement          10(e) of the  Company's Registration
     with  Sittona Company, B.V.          Statement of Form S-1, Registration
                                          Nos. 2-85547-D and 33-7531.

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

l0(f) Research Agreement between          Incorporated by reference to Exhibit
      Viral Technologies, Inc. and the    10(f) filed as an exhibit to the Com-
      George Washington University        pany's Registration Statement on Form
                                          S-1 (Registration No. 33-43281).

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

23    Consent of accountants              Filed with this report

27    Financial data schedule             Filed with this report

    (d)  Financial statement schedules.   None

                               CEL-SCI CORPORATION

                 Consolidated Financial Statements for the Years
                    Ended September 30, 1999, 1998, and 1997,
                        and Independent Auditors' Report

CEL-SCI CORPORATION

TABLE OF CONTENTS
-------------------------------------------------------------------------------
                                                                       Page

INDEPENDENT AUDITORS' REPORT                                            F-1

CONSOLIDATED  FINANCIAL STATEMENTS FOR THE YEARS
ENDED SEPTEMBER 30, 1999, 1998, AND 1997:


  Consolidated Balance Sheets                                           F-2

  Consolidated Statements of Operations                                 F-3

  Consolidated Statements of Comprehensive Loss                         F-4

  Consolidated Statements of Stockholders' Equity                       F-6

  Consolidated Statements of Cash Flows                             F-7 - F-8

  Notes to Consolidated Financial Statements                        F-9- F-24

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders of CEL-SCI Corporation:

We have audited the accompanying consolidated balance sheets of CEL-SCI Corporation and subsidiaries (the Company) as of September 30, 1999 and 1998, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CEL-SCI Corporation and its subsidiaries as of September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles.



                                                    Deloitte & Touche
McLean, Virginia
December 6, 1999

CEL-SCI CORPORATION

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1999 AND 1998

ASSETS                                                     1999        1998
                                                           ----        ----

CURRENT ASSETS:
    Cash and cash equivalents                        $  2,746,531  $2,813,225
    Investment securities available for sale            3,192,604   9,675,311
    Interest and other receivables                         62,825      69,809
    Prepaid expenses                                      514,572     723,834
    Advances to officer/shareholder and employees          69,448      70,982
                                                   -------------- -----------
                      Total current assets              6,585,980  13,353,161

RESEARCH AND OFFICE EQUIPMENT - Less accumulated
    depreciation of $1,563,586 and $1,352,165             468,627     619,496

DEPOSITS                                                   14,828      14,828

PATENT COSTS - Less accumulated amortization
    of $511,118 and $454,328                              490,337     444,328
                                                    -------------------------
                                                      $ 7,559,772 $14,431,813

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses            $    433,265$    427,147
                                                     ------------------------
                 Total current liabilities                433,265     427,147

DEFERRED RENT                                              28,321       29,382
                                                   ---------------------------
                  Total liabilities                       461,586     456,529
                                                    -------------------------

STOCKHOLDERS' EQUITY:
    Series D Preferred stock, $0.01 par value -
      authorized, 10,000 shares; issued and out-
      standing, 9,002 shares in 1998                           --          90
    Common stock, $.01 par value - authorized,
      100,000,000 shares; issued and outstanding,
      17,002,341 and 11,972,695 shares                    170,023      119,726
    Additional paid-in capital                         59,672,652   59,040,864
    Accumulated other comprehensive loss                 (116,659)     (48,291)
    Accumulated deficit                               (52,627,830) (45,137,105)
                                                     ------------   ------------

                  Total stockholders' equity            7,098,186   13,975,284
                                                   --------------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $    7,559,772  $14,431,813
                                                   ==============  ============

                      See notes to consolidated financial statements.

CEL-SCI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997

                                             1999          1998         1997
                                             ----          ----         ----

INVESTMENT INCOME                        $  402,831    $ 728,421    $  386,547

OTHER INCOME                                 66,687       64,573        51,598
                                       ------------ ------------ -------------

           Total income                     469,518      792,994       438,145
                                        -----------  -----------  ------------

OPERATING EXPENSES:
    Research and development              4,461,051    3,833,854     6,011,670
    Depreciation and amortization           268,210      295,331       313,547
    General and administrative            3,230,982    3,106,492     2,302,386
                                        -----------  -----------  ------------

           Total operating expenses       7,960,243    7,235,677     8,627,603
                                        -----------    ---------   ------------

NET LOSS                                 $7,490,725  $ 6,442,683   $ 8,189,458
                                         ==========  ===========   ============

ACCRETION OF PREFERRED STOCK                     --    1,980,000     1,062,482

PREFERRED STOCK DIVIDENDS                        --             --     108,957
                                    ------------------------------------------

NET LOSS ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                        $ 7,490,725   $8,422,683   $ 9,360,897
                                        ===========   ==========   ============

LOSS PER COMMON SHARE (BASIC)           $      0.52   $     0.74   $      1.00
                                        ===========   ==========   ===========

LOSS PER COMMON SHARE (DILUTED)         $      0.52   $     0.74   $      1.00
                                        ===========   ==========   ===========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                          14,484,352   11,379,437     9,329,419
                                         ==========   ==========     ==========






                      See notes to consolidated financial statements.

CEL-SCI CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997

                                             1999          1998         1997
                                             ----          ----         ----

NET LOSS                                 $7,490,725   $4,822,683    $9,360,897

OTHER COMPRENENSIVE LOSS - Unrealized
    (gain) loss on investments               68,368       44,792       (12,579)
                                      -------------------------- --------------

COMPREHENSIVE LOSS                       $7,559,093   $4,867,475    $9,348,318
                                         ==========   ==========    ==========















                 See notes to consolidated financial statements.

CEL-SCI CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997


                                          Preferred            Preferred         Preferred          Preferred
                                        Series A Stock      Series B Stock     Series C Stock     Series D Stock     Common Stock
                                     Shares      Amount   Shares      Amount  Shares    Amount   Shares    Amount  Shares     Amount

BALANCE, OCTOBER 1, 1996               600       $   6    5,000       $  50       --      $  --     --    $   --  7,831,481  $78,315
   Exercise of stock options            --          --       --          --       --         --     --        --    127,500    1,275
   Exercise of warrants                 --          --       --          --       --         --     --        --     61,220      612
   Stock issued for acquisition of
      Multikine and Cell-Med's
      Heteroconjugate rights            --          --       --          --       --         --     --        --    785,056    7,851
   Stock options issued to non-
   employees for services               --          --       --          --       --         --     --        --         --       --
   Issuance - Series C preferred stock  --          --       --          --    2,850         29     --        --         --       --
   Repurchase of Preferred B shares     --          --    (2,850)       (29)      --         --     --        --         --       --
   Preferred Series A conversion      (600)         (6)       --         --       --         --     --              127,945    1,279
   Preferred Series B conversion        --          --    (2,150)       (21)      --         --     --        --    597,218    5,972
   Preferred Series C conversion        --          --        --         --   (2,850)       (29)    --        --    915,271    9,153
   Cash dividends on Series A and B     --          --        --         --       --         --     --                   --       --
   Change in market value of
      marketable securities available
        for sale                        --          --        --         --       --         --     --        --         --       --
   Net loss                             --          --        --         --       --         --     --        --         --       --
                                      ----------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1997             --          --        --        --       --          --     --        --  10,445,691 104,457
   Exercise of stock options            --          --        --        --       --          --     --        --     300,048   3,000
   Exercise of warrants                 --          --        --        --       --          --     --        --     768,243   7,682
   Stock options issued to non-
     employees for services             --          --        --        --       --         --      --        --          --      --
   Issuance - Series D preferred
     stock, net of offering costs       --          --        --        --       --         --   10,000       100          --     --
   Preferred Series D conversion        --          --        --        --       --         --     (998)      (10)    441,333  4,413
   401(k) contributions                 --          --        --        --       --         --       --        --      17,380    174
   Change in market value of marketable
     securities available for sale      --          --        --        --       --         --       --        --          --     --
   Net loss                             --          --        --        --       --         --       --        --          --     --
                                    ------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1998             --          --        --        --       --        --     9,002        90  11,972,695 19,726
   Exercise of stock options            --          --        --        --       --        --        --        --      28,500    285
   Stock options issued to non-
     employees for services             --          --        --        --       --        --        --        --          --     --
   Preferred Series D conversion        --          --        --        --       --        --    (9,002)      (90)  4,760,126 47,602
   401(k) contributions                 --          --        --        --       --        --        --        --      41,020    410
   Stock bonus to officer               --          --        --        --       --        --        --        --     200,000  2,000
   Change in market value of
      marketable securities available
       for sale                         --          --        --        --       --        --        --        --          --     --
   Net loss                             --          --        --        --       --        --        --        --          --     --
                                    ------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1999                      $  --        --      $ --       --      $ --        --     $ -- 17,002,341 $170,023
                                    ================================================================================================

CEL-SCI CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997 (cont'd)

                                                               Accumulated
                                                 Additional       Other
                                                  Paid-In      Comprehensive    Accumulated
                                                  Capital          Loss           Deficit       Total

BALANCE, OCTOBER 1, 1996                        $41,918,036     $ (16,078)     $(30,396,007)  $11,584,322
   Exercise of stock options                        427,650            --                --       428,925
   Exercise of warrants                             168,084            --                --       168,696
   Stock issued for acquisition of Multikine
      and Cell-Med's Heteroconjugate rights       1,817,149            --                --     1,825,000
   Stock options issued to nonemployees for
     services                                       104,673            --                --       104,673
   Issuance - Series C preferred stock            2,849,971            --                --     2,850,000
   Repurchase of Preferred B shares              (2,849,971)           --                --    (2,850,000)
   Preferred Series A conversion                     (1,273)           --                --            --
   Preferred Series B conversion                     (5,951)           --                --            --
   Preferred Series C conversion                     (9,124)           --                --            --
   Cash dividends on Series A and B                      --            --          (108,957)     (108,957)
   Change in market value of marketable securities
       available for sale                                --         12,579               --        12,579
   Net loss                                              --             --       (8,189,458    (8,189,458)
                                                    -------------------------------------------------------

BALANCE, SEPTEMBER 30, 1997                      44,419,244         (3,499)     (38,694,422)    5,825,780

   Exercise of stock options                        882,372             --               --       885,372
   Exercise of warrants                           3,621,744             --               --     3,629,426
   Stock options issued to nonemployees for
      services                                      564,031             --               --       564,031
   Issuance - Series D preferred stock, net
      of offering costs                           9,499,900             --               --     9,500,000
   Preferred Series D conversion                     (4,403)            --               --            --
   401(k) contributions                              57,976             --               --        58,150
   Change in market value of marketable
      securities available for sale                      --        (44,792)              --       (44,792)
   Net loss                                              --             --       (6,442,683)   (6,442,683)
                                                 ---------------------------------------------------------

BALANCE, SEPTEMBER 30, 1998                      59,040,864        (48,291)     (45,137,105)   13,975,284

   Exercise of stock options                         70,965             --               --        71,250
   Stock options issued to nonemployees
      for services                                   88,166             --               --        88,166
   Preferred Series D conversion                    (47,512)            --               --            --
   401(k) contributions                              86,544             --               --        86,954
   Stock bonus to officer                           433,625             --               --       435,625
   Change in market value of marketable
       securities available for sale                     --        (68,368)              --       (68,368)
   Net loss                                              --             --       (7,490,725)   (7,490,725)
                                                ----------------------------------------------------------

BALANCE, SEPTEMBER 30, 1999                    $ 59,672,652      $(116,659)    $(52,627,830)    $7,098,186
                                               ============     ==========     ============     ==========


                                    CEL-SCI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997

                                                1999       1998         1997
                                                ----       ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                              $(7,490,725) $(6,442,683) $(8,189,458)
    Adjustments to reconcile net loss
     to net cash used in operating
      activities:
        Depreciation and amortization          268,210     295,331      313,547
        Issuance of stock options for services  88,166     564,031      104,673
        Stock bonus granted to officer         435,625          --           --
        Stock contributed to 401(k) plan        86,954      58,150           --
        Research and development expenses
          related to stock purchase of
            Cell-Med                                --          --       75,000
        Research and development expenses
          related to stock purchase of
           Multikine rights from Sittona            --          --     1,750,000
        Amortization of investment premiums
          and discounts                             --          --     (158,825)
        Net realized loss on sale of
          securities                           151,349           9           --
        Changes in assets and liabilities:
          Decrease (increase) in interest
            and other receivables                6,984       36,625     (29,928)
            Decrease (increase) in prepaid
               expenses                        209,262     (313,046)   (138,384)
           (Increase) decrease in advances     (69,275)       4,733     137,567
            Decrease in deposits                    --        3,350          --
            Decrease (increase) in accounts
             payable and accrued expenses        6,118      (54,440)    207,177
            (Increase) decrease in deferred
               rent                             (1,061)        2,352      7,392

             Net cash used in operating
                 activities                 (6,308,393)   (5,845,588)(5,921,239)

CASH FLOWS PROVIDED BY (USED IN)
    INVESTING ACTIVITIES:
    Purchases of investments                  (236,811)  (13,480,816)(1,700,000)
    Sales and maturities of investments      6,499,801     4,501,828  7,625,000
    Repayment on note receivable from
      shareholder                               70,809       216,066     13,625
    Issuance of note receivable to shareholder      --            --   (300,000)
    Expenditures for property and equipment    (60,552)      (70,559)  (184,543)
    Expenditures for patents                  (102,798)      (35,211)   (62,762)

     Net cash provided by (used in)
          investing activities               6,170,449    (8,868,692)  5,391,320


                                                                (Continued)

CEL-SCI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1999, 1998, AND 1997

                                                1999         1998        1997
                                                ----         ----        ----

CASH FLOWS PROVIDED BY
    FINANCING  ACTIVITIES:
    Cash proceeds from issuance of preferred
      and common stock and warrant conversion
      for cash                                 71,250    14,018,899     597,672
    Dividends paid                                 --            --    (108,957)
                                       --------------   -----------    ---------

    Net  cash provided by financing
       activities                              71,250    14,018,899     488,715

NET DECREASE IN CASH                          (66,694)     (695,381)    (41,204)

CASH, BEGINNING OF YEAR                     2,813,225     3,508,606   3,549,810
                                         ------------  ------------  ----------

CASH, END OF YEAR                         $ 2,746,531   $ 2,813,225  $3,508,606
                                          ===========  ============  ==========

SUPPLEMENTAL DISCLOSURES:

   During 1999, 1998, and 1997, the net unrealized loss on investments available-for-sale was $116,659 $48,291, and $3,499, respectively.

   During the year ended  September  30, 1997,  600 shares of Series A Preferred
      Stock were converted into 127,945 shares of common stock, 2,150 shares of Series B Preferred Stock were converted into 597,218 shares of common stock, and 2,850 shares of Series B Preferred Stock were converted into 915,271 shares of common stock.

   During the years ended September 30, 1999 and 1998, 9,002 and 998 shares of Series D Preferred Stock were converted into 4,760,126 and 441,333 shares of common stock, respectively.

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

CEL-SCI CORPORATION


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1999, 1998 AND 1997
-------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   CEL-SCI Corporation (the Company) was incorporated on March 22, 1983, in the State of Colorado, to finance research and development in biomedical science and ultimately to engage in marketing products.

Significant accounting policies are as follows:

      Principles of Consolidation - The consolidated financial statements include the accounts of CEL-SCI Corporation and its wholly owned subsidiaries, Viral Technologies, Inc., and MaxPharma. All significant intercompany transactions have been eliminated upon consolidation.

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

      Research and Development Grant Revenues - The Company's grant arrangements are handled on a reimbursement basis. Costs incurred under the arrangements are expensed as incurred. Subsequent reimbursements from the granting agency are applied against such expenses.

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

      Reclassifications - Certain reclassifications have been made to the 1998 and 1997 financial statements for comparative purposes with the 1999 financial statements.

2.  INVESTMENTS

The carrying    values   and   estimated    market   values  of  investments
available-for-sale at September 30, 1998 and 1997, are as follows:

                                               September 30, 1999
                               -------------------------------------------------
                                          Gross       Gross       Market Value
                             Amortized Unrealized  Unrealized   at September 30,
                               Cost      Gains       Losses           1999

Fixed income mutual funds   $3,309,263   $   --     $(116,659)      $3,192,604
                            ----------   ------     ----------      ----------

Total                      $3,309,263    $   --     $(116,659)      $3,192,604
                           ==========    ======     ==========      ==========

                                               September 30, 1998
                              --------------------------------------------------
                                          Gross       Gross      Market Value
                             Amortized Unrealized  Unrealized  at September 30,
                               Cost      Gains       Losses           1999

Fixed income mutual funds    $9,723,602    $2,036   $(50,327)    $9,675,311
                             ----------    ------   ---------    ----------

Total                        $9,723,602    $2,036   $(50,327)    $9,675,311
                             ==========    ======   =========    ==========

The gross realized gains and losses on sales of investments available-for-sale for the years ended September 30, 1999, 1998, and 1997, are as follows:

                                                1999        1998        1997

Realized gains                        $            --     $ 1,485$         --

Realized losses                               151,349       1,494          --
                                           ----------      ------    --------

Net realized (loss) gain                    $(151,349)    $   (9)    $     --
                                            ==========    =======    ========

3. RESEARCH AND OFFICE EQUIPMENT

Research and office equipment at September 30, 1999 and 1998, consist of the following:

                                                     1999         1998

Research equipment                               $1,781,666   $1,728,968

Furniture and equipment                             245,154      237,579

Leasehold improvements                                5,393        5,114
                                              ------------- ------------
                                                  2,032,213    1,971,661

Less accumulated depreciation and amortization   (1,563,586)  (1,352,165)

Net research and office equipment               $   468,627  $   619,496
                                                ===========  ===========

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

5.  RELATED-PARTY TRANSACTIONS

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

   In October 1996, the Company loaned $300,000 to an officer and shareholder. The loan carried an interest rate of 5% and was due on December 31, 1996. At that time, the loan was extended and the balance was due in full as of March 31, 1998. The loan was subsequently extended, and the balance was due in full on October 1, 1998. Payments were made on the note, and the balance outstanding on September 30, 1998, was $70,809.
   The loan was paid in full on October 1, 1998.

6.  INCOME TAXES

The approximate tax effect of each type of temporary difference and carryforward that gave rise to the Company's deferred tax assets and liabilities at September 30, 1999 and 1998, is as follows:

                                                   1999           1998

   Depreciation                              $   (18,536)     $  (17,089)
   Prepaid expenses                             (101,769)       (227,795)
   Net operating loss carryforward            17,082,000      17,346,440
   Other                                          10,751           8,347
   Less:  Valuation allowance                (16,972,446)    (17,109,902)
                                             ------------    ------------
   Net deferred                          $            --      $        --
                                         ===============     ============

   The Company has available for income tax purposes net operating loss carryforwards of approximately $50,242,000, expiring from 2000 through 2019.

   In the event of a significant change in the ownership of the Company, the utilization of such carryforwards could be substantially limited.

   The difference in the Company's U.S. Federal statutory income tax rate and the Company's effective rate is primarily attributed to the recording of a valuation allowance due to the uncertainty of the amount of future tax benefits that is more likely than not that future taxable income will not be sufficient to realize a tax benefit.

7.  STOCK OPTIONS, WARRANTS, AND BONUS PLAN

   1998 Plans: During the year ended September 30, 1998, the shareholders of the Company approved the adoption of three new Plans, the 1998 Incentive Stock Option Plan (1998 Incentive Plan), the 1998 Non-Qualified Stock Option Plan (1998 Non-Qualified Plan), and the 1998 Stock Bonus Plan. Shares are reserved under each plan and total 300,000, 300,000 and 100,000 shares, respectively.

   Subsequently the Company's Board of Directors amended the Stock Bonus Plan such that the Plan now authorizes the issuance of up to 300,000 common shares of Company stock.

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

   1992 Plans: The 1992 Incentive Stock Option Plan (1992 Incentive Plan), the 1992 Non-Qualified Stock Option Plan (1992 Non-Qualified Plan), and the Stock Bonus Plan (1992 Bonus Plan) include shares that are reserved under each plan and total 100,000, 60,000, and 40,000 shares, respectively. Only employees of the Company are eligible to receive options under the Incentive Plan, while the Company's employees, directors, officers, and consultants or advisors are eligible to be granted options under the Non-Qualified Plan or issued shares under the Bonus Plan. Terms of the options are to be determined by the Company's Compensation Committee, which will administer all of the plans, but in no event are options to be granted for shares at a price below fair market value at date of grant. Options granted under the option plans must be granted, or shares issued under the bonus plan issued, before August 20, 2002.
                                      F-13

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

Information regarding the Company's stock option plans are summarized as follows:

                                               Outstanding           Exercisable
                                    Range            Weighted          Weighted
                                     of              Average             Average
                                   Option            Exercise           Exercise
                                   Prices   Shares  Prices      Shares    Prices
1987 Stock Option and Bonus Plan:
    Balance, October 1, 1996    $16.50-19.70  7,000  $ 17.41    7,000    $17.41
         Forfeitures            $16.50-19.70 (7,000)   17.41   (7,000)    17.41

    Balance, September 30, 1997                  --       --       --        --
                                             ------    -----    ------    -----

1992 Incentive Stock Option Plan:
    Balance, October 1, 1996     $2.87-3.87  83,216     3.16    46,018     3.12
        Forfeitures                $2.87       (500)    2.87        --       --
        Exercised                  $2.87     (1,000)    2.87    (1,000)    2.87
        Became exercisable       $2.87-3.87      --       --    19,516     3.12

    Balance, September 30, 1997              81,716     3.16    64,534     3.13
        Exercised                  $2.87     (3,166)    2.87    (3,166)    2.87
        Became exercisable       $2.94-3.87      --       --     9,848     3.38

    Balance, September 30, 1998              78,550     3.16     71,216    3.17
        Forfeitures                $3.87       (900)    3.87       (900)   3.87
        Became exercisable       $2.94-3.44      --       --      7,334    3.21
                                 ---------    -----     ----      -----    ----

  Balance, September 30, 1999                77,650    $3.16     77,650  $ 3.16
                                            =======    =====     ======  ======

1992 Nonqualified Stock Option Plan:
    Balance, October 1, 1996     $2.87-15.60 34,500     6.44     34,500    6.44
        Forfeitures               $13.40     (2,500)   13.40     (2,500)  13.40
        Exercised                  $2.87    (11,500)    2.87    (11,500)   2.87

    Balance, September 30, 1997  $2.87-15.60  20,500    7.59     20,500    7.59
        Forfeitures             $13.80-15.60  (8,000)  14.96     (8,000)  14.96
        Exercised                  $2.87      (9,000)   2.87     (9,000)   2.87
                                              ------   -----      ------  -----

    Balance, September 30, 1998    $2.87       3,500  $ 2.87       3,500  $2.87
        Forfeitures                $2.87      (3,500)   2.87      (3,500)  2.87
        Granted                  $1.63-2.50   13,500    2.12          --     --
                                              ------   ------       ----   -----

    Balance, September 30, 1999  $1.63-2.50   13,500   $2.12          --  $   --
                                              ======   =====      ======  ======

                                                                    (Continued)
                                      F-14

                                                  Outstanding        Exercisable
                                   Range             Weighted          Weighted
                                     of             Average              Average
                                   Option            Exercise           Exercise
                                   Prices    Shares   Prices    Shares    Prices

1994 Incentive Stock Option Plan:

    Balance, October 1, 1996       $2.87    100,000     2.87    72,000     2.87
        Became exercisable         $2.87         --       --    11,000     2.87
                                            -------     ----    ------     -----

    Balance, September 30, 1997    $2.87    100,000     2.87    83,000     2.87
        Became exercisable         $2.87         --       --    11,000     2.87
                                             -------    -----   ------  --------

    Balance, September 30, 1998    $2.87    100,000   $ 2.87    94,000  $  2.87
        Became exercisable         $2.87         --       --     6,000     2.87
                                             -------   -----     -----    -----

    Balance, September 30, 1999    $2.87    100,000   $ 2.87   100,000  $  2.87
                                           ========   =======  =======  =======

1994 Nonqualified Stock Option Plan:

    Balance, October 1, 1996    $2.87-3.87   50,583     2.92    25,584     2.90
        Became exercisable      $2.87-3.87       --       --    24,166     2.90
                                             ------    -----   -------    -----

    Balance, September 30, 1997 $2.87-3.87   50,583     2.92    49,750     2.90
        Exercised                  $2.87    (23,333)    2.87   (23,333)    2.87
        Became exercisable                       --       --       833     2.87
                                             ------     ----    -------    ----

    Balance, September 30, 1998  $2.87-3.87  27,250   $ 2.96    27,250   $ 2.96
        Granted                    $2.81      1,000     2.81        --       --
                                             -------    ----     ------    ---

    Balance, September 30, 1999  $2.87-3.87  28,250   $ 2.96    27,250   $ 2.96
                                            ========  ======    ======    =====

1995 Nonqualified Stock Option Plan:

    Balance, October 1, 1996     $2.38-5.62 650,751     2.97   131,253     2.75
        Granted                     $5.25    20,000     5.50        --     0.00
        Exercised                $2.38-3.87 (19,000)    3.56   (19,000)    3.56
        Became exercisable       $2.38-5.62      --       --    449,501    2.74
                                              ------    ----     -------  ------

    Balance, September 30, 1997              651,751    3.02    561,754    2.72
        Forfeitures                 $5.62     (7,500)   5.62     (7,500)   5.62
        Exercised                $2.38-3.87 (121,334)   2.89   (121,334)   2.88
        Became exercisable       $3.87-5.62       --      --     79,997    4.48

    Balance, September 30, 1998              522,917    3.01    512,917    2.92
        Forfeitures             $3.87 5.62   (75,250)   5.17    (65,250)   5.17
        Granted                     $1.94    125,000    1.94         --      --
                                             --------  -----     -------  -----

  Balance, September 30, 1999   $1.94-3.87   572,667   $2.58    447,667   $2.76
                                              =====    ======   =======  =======



                                                                    (Continued)

                                                  Outstanding        Exercisable
                                   Range             Weighted          Weighted
                                     of             Average              Average
                                  Option            Exercise            Exercise
                                   Prices    Shares   Prices    Shares    Prices


1996 Incentive Stock Option Plan:

    Balance, October 1, 1996     $5.62-11.00   65,700    5.70       --      --
        Forfeitures              $3.25-6.88    (5,500)   4.08       --      --
        Granted                  $3.25-5.18   331,800    3.89       --      --
        Became exercisable       $5.62-11.00       --      --   21,234    5.57
                                                ------   -----  -------  -----

    Balance, September 30, 1997                392,000   4.19   21,234    5.57
        Granted                  $3.31-5.12    205,500   4.76       --      --
        Forfeitures              $3.62-7.12     (3,666)  5.34   (3,666)   5.34
        Became exercisable                          --     --  128,838    4.19
                                               --------  ----  -------    -----
    Balance, September 30, 1998  $3.25-11.00    593,834  4.38  146,406     4.36
        Forfeitures              $3.25-3.94      (1,134) 3.57   (1,134)    3.57
        Became exercisable       $3.25-11.00         --    --  192,766     4.36
                                                -------   ---   ------     ----

    Balance, September 30, 1999  $3.25-11.00    592,700 $4.38  338,038  $  4.38
                                               ========  ====   ======   ======

1996 Nonqualified Stock Option Plan:

    Balance, October 1, 1996       $5.62        70,000   5.62       --       --
     Granted                     $3.12-5.25    880,000   3.52       --       --
     Became exercisable            $5.62            --     --   23,334     5.62
                                               -------   ----   ------    -----

    Balance, September 30, 1997                950,000   3.67   23,334     5.62
     Granted                     $2.50-8.13    474,700   2.98       --
     Exercised                     $3.25       (16,667)  3.25  (16,667)    3.25
     Forfeitures                                (2,000)  3.12       --       --
     Became exercisable         $3.12-5.62          --     --  764,668     3.13
                                               --------   ---   -------    -----

     Balance, September 30, 1998              1,406,033   3.44  771,335    3.23
     Forfeitures                $2.94-8.13     (226,352)  4.56       --
     Granted                    $1.94-2.69      297,000   1.98 (186,868)   4.56
     Became exercisable         $2.50 6.25           --     --  489,384    3.17
                                                -------   ----  -------    ----

  Balance, September 30, 1999   $1.94-6.25    1,476,681  $3.03 1,073,851  $3.26
                                              =========  ===== ========= ======

1998 Incentive Stock Option Plan:

     Granted in 1999            $2.06-2.94      159,000 $ 2.20        -   $  --
                                                ------- ------      ----  -----

  Balance, September 30, 199    $2.06-2.94      159,000 $ 2.20       --   $  --
                                                =======  =====     =====  =====
1998 Nonqualified Stock Option Plan:

     Granted in 1999            $1.94-2.06       83,000  $2.20       --   $  --
     Became exercisable           $2.06              --     --   20,000    2.06
                                                 ------ -------  ------    ----

Balance, September 30, 1999     $1.94-2.06       83,000  $2.20   20,000   $2.06
                                                 ======  ====   =======  ======

The Company extended the expiration date on 35,334 options at $2.87 from the 1995 Nonqualified Stock Option Plan.

The options were to expire March 30, 1999, and were extended to March 30, 2000. The options had originally been granted in December 1994.

The Company extended the expiration date on 23,000 options at $3.25 from the 1992 Incentive Stock Option Plan.

The options were to expire February 21, 1999, and were extended to February 21, 2000. The options had originally been granted in February 1996.

The Company extended the expiration date on 750 options at $2.87 from the 1994 Nonqualified Stock Option Plan.

The options were to expire March 31, 1999, and were extended to March 31, 2000. The options had originally been granted in March 1988.

No compensation expense was recorded on any of the extensions as the exercise price exceeded the fair market value at the new measurement date.

The weighted average remaining contractual life for options outstanding at September 30, 1998, is as follows:
                                                    Weighted Average
                                                Remaining Contractual
            Plan                                          Life (Years)

      1992 Incentive Stock Option Plan                   3.80
      1992 Nonqualified stock Option Plan                9.41
      1994 Incentive Stock Option Plan                   3.46
      1994 Nonqualified Stock Option Plan                2.31
      1995 Nonqualified Stock Option Plan                2.57
      1996 Incentive Stock Option Plan                   7.86
      1996 Nonqualified Stock Option Plan                3.57
      1998 Incentive Stock Option Plan                   7.58
      1998 Nonqualified Stock Option Plan                6.82

   Other Options and Warrants - In connection with the 1992 public offering, 5,175,000 common stock purchase warrants were issued and outstanding at September 30, 1997. Every ten warrants entitled the holder to purchase one share of common stock at a price of $15.00 per share. Subsequently, the expiration date of the warrants was extended to February 1998. Effective June 1, 1997, the exercise price of warrants was lowered from $15 to $6 and only five warrants rather than 10 warrants were required to purchase one share of common stock. Subsequent to September 30, 1997, warrant holders who tendered five warrants and $6.00 between January 9, 1998, and February 7, 1998, would receive one share of the Company's common stock and one new warrant. The new warrants would permit the holder to purchase one share of the Company's common stock at a price of $10.00 per share prior to February 7, 2000. During 1998, the expiration date of the original warrants was extended to July 31, 1998, and 582,025 original warrants were tendered for 116,405 common shares. As of September 30, 1998, the remaining 4,592,975 original warrants had expired.

   Also in connection with the 1992 offering, the Company issued to the underwriter warrants to purchase 9,000 equity units, each unit consisting of 5 shares of common stock and 5 warrants entitling the holder to purchase one additional share of common stock. The equity unit warrants were outstanding at September 30, 1996, and were exercisable through February 8, 1997, at a price of $255.70 per unit. The common stock warrants included in the units were exercisable at a price of $76.70 per share. As of September 30, 1997, all warrants had expired.

   During 1995, the Company granted another consultant options to purchase 17,858 shares of the Company's common stock. These shares became exercisable on November 2, 1995, and will expire November 1, 1999. These options are exercisable at $5.60 per share, and as of September 30, 1999, all 17,858 options remain outstanding.

   In June and September 1995, the Company completed private offerings whereby it sold a total of 1,150,000 units at $2.00 per unit. Each unit consisted of one share of Common Stock and one Warrant. Each Warrant entitles the holder to purchase one additional share of Common Stock at a price of $3.25 per share at any time prior to June 30, 1997. All Warrants sold in this Offering were exercised during 1996. Additionally, the Company issued to the underwriter warrants to purchase 230,000 equity units. Each unit consisted of one share of the Company's common stock. For the June 1995 private placement, 57,500 equity units were issued at $2.00 per unit and another 57,500 equity units were issued at $3.25 per unit. All units issued in the June 1995 private placement were exercised at September 30, 1996. For the September 1995 private placement, 57,500 equity units were issued at $2.40 per unit and another 57,500 equity units were issued at $3.25 per unit. As of September 30, 1996, 21,890 equity units had been exercised at $3.25 per unit and 21,890 equity units had been exercised at $2.40 per unit. As of September 30, 1997, 35,610 equity units had been exercised at $2.40 per unit and 25,610 equity units were exercised at $3.25 per unit. All remaining 10,000 equity units will expire on December 31, 1999.

   During 1996, the Company granted two consultants options to purchase a total of 70,000 shares of the Company's common stock. The fair value of the options is expensed over the life of the consultants' contracts. The 70,000 options became exercisable on August 21, 1996, at $3.25. Of the 70,000 options, 24,000 shares were exercised in August 1996 and 46,000 were exercised in February 1997.

   During 1997, the Company granted four consultants options to purchase a total of 268,000 shares of the Company's common stock. The fair value of the options is expensed over the life of the consultants' contracts. Of the 268,000 options, 218,000 options became exercisable during 1997 at prices ranging from $3.50 to $4.50. The remaining 50,000 options options became exercisable during 1998 at $5.00. During 1997, 50,000 options were exercised at $3.50. During 1998, 114,500 options were exercised at prices ranging from $3.50 to $4.50. During 1999, 18,500 options were exercised at prices ranging from $3.50 to $4.50. At September 30, 1999, 88,500 options related to the four consultants remained outstanding.

   During 1998, the Company granted seven consultants options to purchase a total of 282,000 shares of the Company's common stock. The fair value of the options is expensed over the life of the consultants' contracts. All options became exercisable during 1998 and were exercisable at prices ranging from $3.50 to $7.31. During 1998, 22,000 options were exercised at prices ranging from $3.50 to $4.50. During 1999, 75,000 options expired ranging in price from $5.06 to $7.31, and 10,000 options were exercised at a price of $2.50. At September 30, 1999, 175,000 options related to the consultants remain outstanding.

   During 1999, the Company granted one consultant options to purchase a total of 50,000 shares of the Company's common stock. The fair value of the options is expensed over the life of the consultant's contracts. All 50,000 options became exercisable during 1999 at $2.50 per share. At September 30, 1999, all 50,000 options remained outstanding.

   In January 1999, the Company revised the terms of 23,500 and 125,000 options granted to consultants in 1997 and 1998, respectively. The original terms of the agreements set the exercise price of the 148,500 options at $4.00 and set the expiration date of the options at March 31, 1999. The terms were revised so that the exercisable price is set at $2.50 and the options expire on December 31, 1999. During 1999, 28,500 options to purchase shares were exercised at $2.50 per share.

   In connection with the December 1997 private offering, the Company issued to the underwriters warrants to purchase 50,000 shares of common stock at $8.63 per share. The warrants are exercisable at any time prior to December 22, 2000. At September 30, 1999, all warrants remained outstanding.

   In October 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). This statement encourages but does not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. If the Company had elected to recognize compensation expense based on the fair value of the awards granted in 1999, 1998, and 1997, consistent with the provisions of SFAS 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                             Year Ended September 30,
                                        199             1998          1997
                                                   (In thousands)
   Net Loss:
      As reported                   $(7,490,725)   $(6,442,638)  $(8,189,458)
      Pro forma                      (8,124,159)    (7,018,634)   (9,687,999)

   Loss per common share:
      As reported                          0.52    $      0.74    $     1.00
      Pro forma                     $      0.56    $      0.79    $     1.17

   The weighted average fair value at the date of grant for options granted during 1999, 1998, and 1997, was $1.21, $2.17, and $1.16 per option, respectively.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                            1999           1998        1997

         Expected stock price volatility     91%            79%         74%
         Risk-free interest rate           5.48%          5.49%       5.36%
         Expected life options              3.23             2          2
         Expected dividend yield               0             0          0

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

   8. EMPLOYEE BENEFIT PLAN

   The Company maintains a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code, subject to the Employee Retirement Income Security Act of 1974, as amended, and covering substantially all CEL-SCI employees. Prior to January 1, 1998, the employer contributed an amount equal to 50% of each employee's contribution not to exceed 3% of the participant's salary. Effective January 1, 1998, the plan was amended such that the Company's contribution is now made in shares of the Company's common stock as opposed to cash. Each participant's contribution is matched by the Company with shares of common stock that have a value equal to 100% of the participant's contribution, not to exceed the lesser of $10,000 or 6% of the participant's total compensation. The Company's contribution of common stock is valued each quarter based upon the closing price of the Company's common stock. The expense for the years ended September 30, 1999, 1998, and 1997, in connection with this plan was approximately $86,954, $70,519, and $35,800, respectively.

   9. LEASE COMMITMENTS

   Operating Leases - The future minimum annual rental payments due under noncancelable operating leases for office and laboratory space are as follows:

        Year Ending September 30,

               2000                                 $133,892
               2001                                  139,175
               2002                                  143,818
               2003                                  112,390
               2004                                    7,605
                                                 -----------

               Total minimum lease payments         $536,880


   Rent expense for the years ended September 30, 1999, 1998, and 1997, was approximately $214,205, $165,067, and $185,776, respectively.

   10.  STOCKHOLDERS' EQUITY

   On December 17, 1996, the Company authorized 3,500 shares of Series C Preferred Stock (Series C Stock) with a par value of $.01 per share and sold 2,850 shares of Series C for $1,000 per share. The issuance of the Series C stock resulted in a beneficial conversion feature of $502,941 that was accreted over 180 days from the sale of issuance.

   Series C Stock was convertible into shares of the Company's common stock on the basis of one share of Series C Stock for shares of common stock equal in number to the amount determined by dividing $1,000 by 85% of the average closing price of the Company's common stock over the five-day trading period ending on the day prior to the conversion of the Series C Stock. The conversion price could not be more than $4.00. Beginning 90 days after December 17, 1996, one-half of the Series C Stock was convertible into shares of the Company's common stock. All preferred shares are convertible into shares of the Company's common stock beginning 180 days after December 17, 1996. During the year ended September 30, 1997, 2,850 shares of Series C stock were converted into 915,271 shares of the Company's common stock.

   In addition, 379,793 Series A warrants and 379,763 Series B warrants were sold with the Series C Preferred Stock. The Series A warrants entitle the holder to purchase one share of the Company's common stock at a price of $4.50 per share at any time prior to March 15, 1998. Each Series B warrant entitles the holder to purchase one share of the Company's common stock at a price of $4.50 per share at any time prior to March 15, 1999. During 1998, all 379,765 Series A warrants were exercised and 272,073 Series B warrants were exercised. The remaining Series B warrants expired on March 15, 1999.

   In April 1997, the Company purchased the rights to Cell-Med's LEAPS technology for consideration of $50,000 in cash and 33,378 shares of the Company's common stock. The total purchase price of $125,000 was expensed as research and development expense. Additional payments to Cell-Med for such rights of up to $600,000 are contingent upon the development and viability of the technology. In addition, royalty payments of 5% of the sales price of any technology using the product plus 15% of any amounts for sublicensing are contingent.

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

   During 1996, the Company issued 3,500 shares of Series A Stock for cash consideration of $3,500,000 and 5,000 shares of Series B Stock for cash consideration of $5,000,000. The issuance of the Series A and Series B stock resulted in beneficial conversion features of $716,857 and $882,353, respectively, which were accreted over 90 days and 123 days, respectively, from the dates of issuance. Commissions of $375,000 were paid relative to the preferred stock offerings and were recorded as a reduction of additional paid-in capital on the transaction.

   Each share of Series A Stock was convertible into shares of common stock equal in number to the amount determined by dividing $1,000 by 85% of the closing price of the Company's common stock. All Series A Stock was convertible on or after 90 days from the closing on the basis of one share of Preferred Stock for shares of the Company's Common Stock equal in number to the amount determined by dividing $1,000 by 83% of the Closing Price of the Company's Common Stock. All Series B stock was convertible on or after 40 days from the Effective Date on the basis of one share of Preferred Stock for shares of the Company's Common Stock equal in number to the amount determined by dividing $1,000 by 85% of the Closing Price of the Company's Common Stock with the conversion price not less than $3.60 nor more than $14.75.

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

   During December 1997, the Company issued 10,000 shares of Series D Preferred Stock for $10,000,000. The issuance included 550,000 Series A Warrants and 550,000 Series B Warrants. The number of common shares issuable upon conversion of the Preferred Shares is determinable by dividing $1,000 by $8.28 prior to September 19, 1998, or at any time at which the Company's common stock is $3.45 or less for five consecutive days. On or after September 19, 1998, the number of common shares to be issued upon conversion is determined by dividing $1,000 by the lesser of (1) $8.28 or (2) the average price of the stock for any two trading days during the ten trading days preceding the conversion date. The Series A Warrants are exercisable at any time for $8.62 prior to December 22, 2001, and the Series B Warrants are exercisable at any time for $9.31 prior to December 22, 2001. Each warrant converts into one share of common stock. At September 30, 1998, 998 shares of Series D Preferred Stock had been converted into 441,333 shares of common stock. At September 30, 1999, 9,002 shares of Series D Preferred Stock had been converted into 4,760,127 shares of common stock. There are no remaining shares of Series D Preferred Stock. All Series A and Series B Warrants issued remain outstanding at September 30, 1999. In connection with the Company's December 1997 $10,000,000 Series D Preferred Stock offering, the Series A and Series B warrants were assigned a relative fair value of $1,980,000 in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and have been recorded as additional paid-in capital. The $1,980,000 allocated to the warrants was accredited immediately.

   11.  LOSS PER SHARE

   Basic EPS excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive. The loss attributable to common stockholders includes the impact of the accretion of Series A, Series B and Series C Preferred Stock beneficial conversion features, the accretion of Series D Preferred Stock warrants and preferred stock dividends. The statement is effective for financial statements issued for periods ending after December 15, 1997. The Company adopted this statement during the year ended September 30, 1998. Loss per common share for all periods have been computed in accordance with SFAS No. 128.

                                            1999           1998         1997

Loss per common share (basic and diluted   $ 0.52         $0.74        $1.00
                                           =======       =======      =======


12.  RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.

   The Company does not believe that the adoption of SFAS 133 will have a material effect on its financial position or results of operation

13.  SEGMENT REPORTING

   The Company adopted Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS No.
   131) in the fiscal year ended September 30, 1999. SFAS 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS No. 131, is the Chief Executive Officer. To date, the Company has viewed its operations as principally one segment, the research and development of certain drugs and vaccines. As a result, the financial information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. CEL-SCI CORPORATION


Dated: December 28, 1999              By: /s/ Maximilian de Clara
                                          -------------------------------------
                                          Maximilian de Clara, President


                                      By: /s/ Geert R. Kersten
                                          Geert R. Kersten, Chief Executive
                                            Officer


Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                          Title                      Date

/s/ Maximillian de Clara      Director and Principal     December 28, 1999
MAXIMILIAN DE CLARA           Executive Officer

/s/ Geert R. Kersten          Director, Principal        December 28, 1999
GEERT R. KERSTEN              Financial Officer and
                              Chief Executive Officer

/s/ Alexander G. Esterhazy    Director                   December 28, 1999
ALEXANDER G. ESTERHAZY

/s/ John M. Jacquemin         Director                   December 28, 1999
JOHN M. JACQUEMIN

                                    CEL-SCI CORPORATION

                                         FORM 10-K

                           FISCAL YEAR ENDING SEPTEMBER 30, 1999

                                          EXHIBITS