Form 10-K/A
period 1998-09-30
CEL SCI CORP
filed 2000-02-08
CIK 725363

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

For the transition period from _____ to_____.

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

                                 For the Years Ended September 30,
                        1998        1997         1996         1995      1994
                        ----        ----        ------       ------     ----

Investment Income and
  Other Revenues      $792,994 $   438,145  $  322,370     $423,765   $624,670
Expenses:
Research and
  Development        3,833,854   6,011,670   3,471,477    1,824,661  2,896,109
Depreciation
  and Amortization     295,331     313,547     290,829      262,705    138,755
General and
  Administrative     3,106,492   2,302,386   2,882,958    1,713,912  1,621,990
Equity in loss of
  joint venture             --          --       3,772      501,125    394,692
               ---------------------------       -----      -------    -------

Net Loss        $(6,442,683) $(8,189,458) $(6,326,666) $(3,878,638) $(4,426,876)
                 ===================================   ========================

Loss per common share
(basic and diluted)       $(0.74)     $(1.00)     $(1.16)     $(0.89)    $(1.06)

Weighted average common
  Shares outstandin   11,379,437   9,329,419   6,425,316   4,342,628  4,185,240


Balance Sheet Data:
                                             September  30,
                        1998        1997        1996        1995        1994
                        ----        -----       -----       ----        ----

Working Capital    $12,926,014  $4,581,247  $10,266,104  $3,983,699 $5,795,191
Total Assets        14,431,813   6,334,397   11,878,370   6,359,011  8,086,670
Total Liabilities      456,529     508,617      294,048   1,516,978  1,407,602
Shareholders'
   Equity           13,975,284   5,825,780   11,584,322   4,842,033  6,679,068

   No dividends have been declared on the Company's common stock.

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

DELOITTE & TOUCHE LLP

Washington, DC
December 11, 1998

CEL-SCI CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1998 AND 1997
---------------------------------------------------------------------

ASSETS                                       1998            1997

CURRENT ASSETS:
    Cash and cash equivalents
                                          $2,813,225      $3,508,606
    Investment securities available for                      745,216
sale                                       9,675,311
    Interest and other receivables                           106,443
                                              69,809
    Prepaid expenses                                         410,788
                                             723,834
    Advances to officer/shareholder and                      291,781
employees                                     70,982
                                         ----------------------------

                      Total current       13,353,161       5,062,834
assets

RESEARCH AND OFFICE EQUIPMENT - Less
accumulated depreciation of
$1,352,165 and $1,128,410                    619,496         791,964

DEPOSITS                                      14,828          18,178


PATENT COSTS - Less accumulated
amortization
    of $454,328 and $402,025                 444,328         461,421
                                          ----------------------------

                                         $14,431,813      $6,334,397
                                         ============================

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued            $427,147        $481,587
expenses                                  ----------------------------

           Total current liabilities         427,147         481,587


DEFERRED RENT                                 29,382          27,030
                                         ----------------------------

                     Total liabilities       456,529         508,617
                                         ----------------------------

STOCKHOLDERS' EQUITY:
    Series D Preferred stock, $0.01 par           90               -
value - authorized, 10,000
        shares; issued and outstanding,
9,002 shares
    Common stock, $.01 par value -
authorized, 100,000,000 shares;
        issued and outstanding,               119,726        104,457
11,972,695 and 10,445,691 shares
    Additional paid-in capital
                                           59,040,864     44,419,244
    Net unrealized loss on marketable         (48,291)        (3,499)
equity securities
    Accumulated deficit                   (45,137,105)   (38,694,422)
                                         ----------------------------

     Total stockholders' equity            13,975,284      5,825,780
                                         ----------------------------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                   $14,431,813      $6,334,397
                                         ============================


See notes to consolidated financial statements.

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996
-------------------------------------------------------------------------

                                      1998          1997          1996
                                               (As restated,  (As restated,
                                                see Note 14)  see Note 14)

INVESTMENT INCOME                   $728,421
                                                   $386,547       $255,053

OTHER INCOME                          64,573
                                                     51,598         67,317
                                   ---------------------------------------

           Total income              792,994        438,145        322,370
                                   ---------------------------------------

OPERATING EXPENSES:
    Research and development        3,833,854     6,011,670      3,471,477

    Depreciation and amortization     295,331       313,547        290,829
    General and administrative      3,106,492     2,302,386      2,882,958
                                  -----------------------------------------

     Total operating expenses       7,235,677     8,627,603      6,645,264
                                  -----------------------------------------

EQUITY IN LOSS OF
    JOINT VENTURE
                                            -             -         (3,772)
                                    ---------------------------------------

NET LOSS
                                   $6,442,683    $8,189,458     $6,326,666
                            ==============================================

ACCRETION OF PREFERRED
STOCK                               1,980,000     1,062,482      1,039,679

PREFERRED STOCK DIVIDENDS
                                            -       108,957         58,794
                                -------------------------------------------

NET LOSS ATTRIBUTABLE TO
COMMON
    STOCKHOLDERS
                                   $8,422,683    $9,360,897     $7,425,139
                                  ==========================================

LOSS PER COMMON SHARE
(BASIC)                                 $0.74         $1.00          $1.16
                               ============================================

LOSS PER COMMON SHARE                   $0.74         $1.00          $1.16
(DILUTED)                      ============================================

Weighted average common shares     11,379,437     9,329,419      6,425,316
outstanding                        ==========     =========      =========


See notes to
consolidated financial
statements.

CEL-SCI CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996

                                        Preferred               Preferred               Preferred                Preferred
                                     Series A Stock           Series B Stock          Series C Stock           Series D Stock
                                  Shares        Amount     Shares       Amount     Shares       Amount      Shares         Amount

BALANCE, OCTOBER 1, 1995              --       $    --         --      $    --         --      $    --          --        $    --

 Common stock issued for cash         --            --         --           --         --           --          --             --
 Exercise of stock options            --            --         --           --         --           --          --             --
 Exercise of warrants                 --            --         --           --         --           --          --             --
 Conversion of convertible
   debentures                         --            --         --           --         --           --          --             --
 Stock issued for acquisition
   of VTI and Nippon-Zeon rights      --            --         --           --         --           --          --             --
 Issuance - Series A preferred
   stock                           3,500            35         --           --         --           --          --             --
 Issuance - Series B preferred
   stock                              --            --      5,000           50         --           --          --             --
 Preferred Series A conversion    (2,900)          (29)        --           --         --           --          --             --
 Cash dividends on Series A and
   Series B preferred stock           --            --         --           --         --           --          --             --
 Change in market value of
   marketable securities available
   for sale                           --            --         --           --         --           --          --             --
 Net loss                             --            --         --           --         --           --          --             --
                              ------------------------   ---------------------    --------------------   ------------------------

BALANCE, SEPTEMBER 30, 1996          600             6      5,000           50         --           --          --             --

 Exercise of stock options            --            --         --           --         --           --          --             --
 Exercise of warrants                 --            --         --           --         --           --          --             --
  Stock issued for acquisition of
    Multikine and Cell-Med's
    Heteroconjugate rights            --            --         --           --         --           --          --             --
 Stock options issued to nonemployees
    for services                      --            --         --           --         --           --          --             --
 Issuance - Series C preferred
    stock                             --            --         --           --      2,850           29          --             --


                                            Preferred               Preferred               Preferred                Preferred
                                          Series A Stock           Series B Stock          Series C Stock           Series D Stock
                                       Shares        Amount     Shares       Amount     Shares       Amount      Shares       Amount

 Repurchase of Preferred B shares        --            --      (2,850)        (29)         --          --          --          --
 Preferred Series A conversion         (600)           (6)         --          --          --          --          --          --
 Preferred Series B conversion           --            --      (2,150)        (21)         --          --          --          --
 Preferred Series C conversio            --            --          --          --      (2,850)        (29)         --          --
 Cash dividends on Series A and B        --            --          --          --          --          --          --          --
 Change in market value of
   marketable securities available
   for sale                              --            --          --          --          --          --          --          --
 Net loss                                --            --          --          --          --          --          --          --
                                       -------------------     -------------------    --------------------    --------------------

BALANCE, SEPTEMBER 30, 1997              --            --          --          --          --         --           --          --

 Exercise of stock options               --            --          --          --          --         --           --          --
 Exercise of warrants                    --            --          --          --          --         --           --          --
 Stock options issued to non-
   employees for services                --            --          --          --          --         --           --          --
 Issuance - Series D preferred
   stock, net of offering costs          --            --          --          --          --         --    10,000.00      100.00
 Preferred Series D conversion           --            --          --          --          --         --      (998.00)     (10.00)
 401(k) contributions                    --            --          --          --          --         --           --          --
 Change in market value of
   marketable securities
   available for sale                    --            --          --          --          --         --           --          --
 Net loss                                --            --          --          --          --         --           --          --
                                   -----------------------   ---------------------  ---------------------     --------------------

BALANCE, SEPTEMBER 30, 1998              --      $     --          --    $     --        --     $     --     9,002.00    $  90.00
                                   =======================   =====================  ====================    ======================




See notes to consolidated financial statements

CEL-SCI CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996
------------------------------------------------------------------------

                                         Common Stock            Additional
                                    -------------------------      Paid-in
                                    Shares         Amount          Capital            Other           Deficit          Total

BALANCE, OCTOBER 1, 1995          5,338,244       $53,382        $28,799,198         $   --       $(24,010,547)      $4,842,033
 Common stock issued for cash        23,000           230             57,270             --                 --           57,500
 Exercise of stock options          195,711         1,957            491,113             --                 --          492,830
 Exercise of warrants             1,308,780        13,088          2,330,226             --                 --        2,343,554
 Conversion of convertible
    debentures                      257,480         2,575          1,284,825             --                 --        1,287,400
 Stock issued for acquisition
    of VTI and Nippon-Zeon rights   204,170         2,042            834,117             --                 --          836,159
 Issuance - Series A preferred
    stock                                --            --          3,326,349             --                 --        3,326,384
 Issuance - Series B preferred
    stock                                --            --          4,799,950             --                 --        4,800,000
 Preferred Series A conversion      504,096         5,041             (5,012)            --                 --               --
 Cash dividends on Series A and
    Series B preferred stock             --            --                 --             --            (58,794)         (58,794)
 Change in market value of
    marketable securities
    available for sale                   --            --                 --        (16,078)                --          (16,078)
 Net loss                                --            --                 --             --         (6,326,666)      (6,326,666)
                                 ------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1996       7,831,481        78,315         41,918,036        (16,078)       (30,396,007)      11,584,322
 Exercise of stock options          127,500         1,275            427,650             --                 --          428,925
 Exercise of warrants                61,220           612            168,084             --                 --          168,696
 Stock issued for acquisition of
   Multikine and Cell-Med's
   Heteroconjugate rights           785,056         7,851          1,817,149             --                 --        1,825,000
 Stock options issued to non-
   employees for services                --            --            104,673             --                 --          104,673
 Issuance - Series C preferred
   stock                                 --            --          2,849,971             --                 --        2,850,000
 Repurchase of Preferred B
   shares                                --            --         (2,849,971)            --                 --       (2,850,000)
 Preferred Series A conversion      127,945         1,279             (1,273)            --                 --               --
 Preferred Series B conversion      597,218         5,972             (5,951)            --                 --               --


                                         Common Stock             Additional
                                    -------------------------      Paid-in
                                    Shares         Amount          Capital            Other             Deficit          Total

 Preferred Series C conversion      915,271         9,153            (9,124)             --                 --              --
 Cash dividends on Series A and B        --            --                --              --           (108,957)       (108,957)
 Change in market value of
   marketable securities                 --            --                --           12,579                --          12,579
   available for sale
 Net loss                                --            --                --               --        (8,189,458)     (8,189,458)
                                -----------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1997       10,445,691      104,457         44,419,24           (3,499)      (38,694,422)      5,825,780
                            ===================================================================================================
 Exercise of stock options           300,048        3,000           882,372               --                --         885,372
 Exercise of warrants                768,243        7,6820        3,621,744               --                --       3,629,426
 Stock options issued to
   nonemployees for services              --            --          564,031               --                --         564,031
 Issuance - Series D preferred
   stock, net of offering costs           --            --        9,499,900               --                --       9,500,000
 Preferred Series D conversion       441,333         4,413           (4,403)              --                --              --
 401(k) contributions                 17,380           174           57,976               --                --           58,15
 Change in market value of
   marketable securities
   available for sale                     --            --               --          (44,792)               --         (44,792)
 Net loss                                 --            --               --               --        (6,442,683)     (6,442,683)
                        --------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1998       11,972,695      $119,726      $59,040,864         $(48,291)     $(45,137,105)    $13,975,284
                              =================================================================================================





See notes to consolidated financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996
-------------------------------------------------------------------------------

                                             1998           1997          1996

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                               $(6,442,683)  $(8,189,458)  $(6,326,666)
 Adjustments to reconcile net loss to
   net cash used in operating activities:
     Depreciation and amortization          295,331       313,547       290,829
     Equity in loss of Joint Venture             --            --         3,772
     Issuance of stock options for
        services                            564,031       104,673            --
     Research and development expenses
        related to stock purchase of
        Cell-Med                                 --        75,000            --
     Research and development expenses
        related to stock purchase of
        Multikine rights from Sittona            --     1,750,000            --
     Research and development expenses
        related to purchase of Viral
        Technologies, Inc.                       --            --       515,617
     Research and development expenses
        related to purchase of licensing
        agreement from Nippon Zeon               --            --       219,375
     Net realized loss on sale of
        securities                                             --            --
     Amortization of investment premiums
        and discounts                            --      (158,825)       22,558
     Changes in assets and liabilities:
        Decrease (increase) in advances       4,733       137,567      (129,739)
     (Increase) decrease in prepaid
        expenses, deposits, interest
        receivable, and receivable from
        joint venture                      (273,062)     (168,312)       56,456
     (Decrease) increase in accounts
        payable, accrued expenses, and
        deferred rent                       (52,088)      214,569        20,601
                                          -------------------------------------

            Net cash used in operating
            activities                   (5,903,738)   (5,921,239)   (5,327,197)
                                          -------------------------------------

CASH FLOWS (USED IN) PROVIDED BY
    INVESTING ACTIVITIES:
 Purchases of investments               (13,480,816)   (1,700,000)   (6,492,955)
 Sales and maturities of
   investments                            4,501,828     7,625,000       170,000
 Repayment on note receivable from
   shareholder                              216,066        13,625            --
 Issuance of note receivable to
   shareholder                                   --      (300,000)           --
 Expenditures for property and equipment    (70,559)     (184,543)      (16,727)
 Expenditures for patents                   (35,211)      (62,762)      (63,379)
                                           -------------------------------------

       Net cash (used in) provided by
         Investing activities            (8,868,692)    5,391,320    (6,403,061)
                                          -------------------------------------



                                                               (Continued)

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
  YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996
  (cont'd)
------------------------------------------------------------------------------

                                             1998        1997          1996
CASH FLOWS PROVIDED BY
 FINANCING  ACTIVITIES:
 Issuance of convertible debentures            --          --       1,250,000

 Issuance of preferred and common
   stock and  warrant conversion for
   cash                                 14,077,049     597,672     10,927,075

 Repayment of note receivable for
   stock option exercise                        --          --         86,100

 Repayment of note payable                      --          --       (811,263)
 Dividends paid                                 --    (108,957)       (58,794)

 Net cash provided by financing
   activities                           14,077,049      488,715    11,393,118

NET DECREASE IN CASH                     (695,381)      (41,204)     (337,140)

CASH, BEGINNING OF YEAR                 3,508,606     3,549,810     3,886,950

CASH, END OF YEAR                      $2,813,225    $3,508,606    $3,549,810



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

During the  quarter  ended  December  31,  1996 600 shares of Series A Preferred
Stock were converted into 127,945 shares of common stock and 1,900 shares of Series B Preferred Stock were converted into 527,774 shares of common stock. During the quarter ended March 31, 1997, 500 shares of Series C Preferred Stock were converted into 125,000 shares of common stock.

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

In April 1997, Cel-Sci issued 33,378 shares of common stock to Cell-Med as a payment for the Company's heteroconjugate technology. Cel-Sci also paid $50,000 in cash to Cell-Med, included in research and development expenses.

See notes to consolidated financial statements.

CEL-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 1998, 1997, AND 1996
-------------------------------------------------------------------------------


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

2.  INVESTMENTS

The   carrying    values   and   estimated    market   values   of   investments
available-for-sale at September 30, 1998 and 1997, are as follows:

                    September 30, 1998
                                         Gross          Gross      Market Value
                       Amortized       Unrealized     Unrealized   at September
                          Cost           Gains         Losses        30, 1998


Fixed Income Mutual    $9,723,602        $ 2,036      $ 50,327)     $9,675,311
                      ------------       -------       --------      --------
Funds
Total                  $9,723,602        $ 2,036      $(50,327)     $9,675,311
               ================================================================

                  September 30, 1997
                                        Gross           Gross      Market Value
                      Amortized       Unrealized     Unrealized    at September
                        Cost            Gains          Losses        30, 1997

U. S. Government    $249,713            $   --         $(213)        $249,500
Securities
Corporate Debt       499,002                --        (3,286)         495,716
Securities Total
                -------------          ---------     -----------   ------------
                     $748,715           $   --       $(3,499)        $745,216
                ===============================================================

While management has classified investments as available-for-sale, management intends to hold such securities to maturity for the foreseeable future.

    The   gross   realized   gains   and   losses   of  sales   of   investments
available-for-sale for the years ended September 30, 1998, 1997, and 1996 are as follows:

                                       1998              1997          1996

       Realized gains
                                     $1,485             $  -           $  -

       Realized losses                1,494
                                                           -              -
                                ----------------------------------------------

       Net realized (loss) gain        $(9)             $  -           $  -

                                ==============================================

3.    RESEARCH AND OFFICE EQUIPMENT

      Research and office equipment at September 30, 1998 and 1997, consist of the following:

                                        1998               1997

   Research equipment              $1,728,968           $1,700,173

   Furniture and equipment            237,579              200,929

   Leasehold improvements               5,114               19,272
                                ----------------------------------------
                                    1,971,661            1,920,374


   Less accumulated depreciation   (1,352,165)          (1,128,410)
   and amortization
                                ----------------------------------------
   Net research and office           $619,496             $791,964
    equipment                   ========================================

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

7.  INCOME TAXES

The approximate tax effect of each type of temporary differences and carry forward that gave rise to the Company's deferred tax assets and liabilities at September 30, 1998 and 1997, is as follows:

                                                         1998           1997

       Depreciation                                   $(17,089)
                                                                    $(18,258)

       Prepaid expenses                               (227,795)      (91,186)

       Net operating loss carry                      17,346,440
       forward                                                     14,811,39

       Other                                              8,347       10,261

       Less:  Valuation allowance                   (17,109,902) (14,712,216)
                                          ------------------------------------
       Net deferred                                 $        --  $        --
                                          ====================================

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

Information regarding the Company's stock option plans are summarized as follows:



                                           Outstanding            Exercisable
                                         ----------------       ----------------
                             Range                Weighted              Weighted
                              of                  Average               Average
                            Option                Exercise              Exercise
                            Prices        Shares  Prices        Shares   Prices

1987 Stock Option and
Bonus Plan:

Balance, September 30,
 1995 and 1996         $16.50 - $19.70     7,000   $17.41       7,000    $17.41
Forfeitures            $16.50 - $19.70     7,000    17.41       7,000     17.41
                                         ----------------       --------------


 Balance, September 30,
   1997                                       --       --          --        --
                                         ======================================

1992 Incentive Stock
Option Plan:                            =======================================

Balance, October 1,
 1995                  $2.87 - 3.87       57,550     $3.01      20,917    $2.87

Forfeitures           $2.94 - 3.44      (5,833)      2.96          --       --
 Granted               $2.87 - 3.87      45,500       3.23          --       --
 Exercised                 $2.87        (14,001)      2.87     (14,001)    2.87
 Became exercisable    $2.87 - 3.87          --         --      39,102     3.13
                                      ---------------------------------------

Balance, September30,
  1996                 $2.87 - 3.87      83,216       3.16      46,018     3.12

 Forfeitures               $2.87           (500)      2.87          --       --
 Exercised                 $2.87         (1,000)      2.87      (1,000)    2.87
 Became exercisable    $2.87 - 3.87          --         --      19,516     3.12
                                         ---------------------------------------

Balance, September 30,
  1997                                   81,716       3.16      64,534     3.13

Exercised                  $2.87         (3,166)      2.87      (3,166)    2.87
Became exercisable     $2.94 - 3.87          --         --       9,848     3.38
                                         --------------------------------------

Balance, September 30,
  1998                                   78,550      $3.17      71,216    $3.17
                                         ======================================

1992 Nonqualified Stock
Option Plan:

Balance, October 1,
    1995               $2.87 - 15.60     60,000      $4.92      60,000    $4.92

Granted                                      --         --          --       --
Exercised                  $2.87        (25,500)      2.87     (25,500)    2.87
                                         --------------------------------------

Balance, September 30,
  1996                  $2.87 - 15.60    34,500       6.44      34,500     6.44

Forfeitures                 $13.40       (2,500)     13.40      (2,500)   13.40
Exercised                    $2.87      (11,500)      2.87     (11,500)    2.87
                                        ---------------------------------------

Balance, September 30,
   1997                 $2.87 - 15.60    20,500       7.59      20,500    7.59

Forfeitures            $13.80 - 15.60    (8,000)     14.96      (8,000)  14.96
Exercised                   $2.87        (9,000)      2.87      (9,000)   2.87
                                       ---------------------------------------

Balance, September 30, 1998               3,500      $2.88       3,500   $2.88
                                         ======================================

                                          Outstanding               Exercisable
                                         -------------------    ----------------
                              Range               Weighted             Weighted
                                of                 Average              Average
                              Option               Exercise            Exercise
                              Prices      Shares    Prices    Shares     Prices
1994 Incentive Stock
Option Plan:                           =========================================

Balance, October 1,      $2.87 -  3.87   100,000      $2.87    61,000     $2.87
  1995

Became exercisable            $2.87           --         --    11,000      2.87
                                    -------------------------------------------

Balance, September 30,        $2.87      100,000       2.87    72,000      2.8
  1996

Became exercisable            $2.87           --         --    11,000     2.87
                                    -------------------------------------------

Balance, September 30,
  1997                                   100,000       2.87    83,000     2.87
                                    -------------------------------------------

Became exercisable            $2.87           --         --    11,000     2.87
                                    -------------------------------------------

Balance, September 30,
  1998                                   100,000      $2.87    94,000    $2.87
                                    ===========================================

1994 Nonqualified Stock
Option Plan:

Balance, October 1,
  1995                    $2.87 - 3.87    97,250      $2.90    48,084    $2.94

Exercised                     $2.87      (46,667)      2.87   (46,667)    2.87
Became exercisable            $2.87           --         --    24,167     2.87
                                         --------------------------------------

Balance, September 30,
  1996                    $2.87 - 3.87     50,583       2.92   25,584     2.90

Became exercisable        $2.87 - 3.87         --         --   24,166     2.90
                                          -------------------------------------

Balance, September 30,
  1997                                     50,583        2.92  49,750     2.90

Exercised                    $2.87        (23,333)       2.87 (23,333)    2.87
Became exercisable                             --          --     833     2.87
                                    -------------------------------------------

Balance, September 30,
  1998                                     27,250        $2.96 27,250    $2.92
                                      =========================================

1995 Nonqualified Stock
Option:

Balance, October 1,
  1995                  $2.87 - 3.87      329,251        $3.26 70,000    $2.87

Forfeitures                 $2.87        (12,625)         2.87     --       --
Granted                 $2.38 - 5.62     419,500          2.75     --       --
Exercised               $2.87 - 3.87     (85,375)         2.88 (85,375)   2.88
Became exercisable      $2.87 - 3.87          --            -- 146,628    3.32
                                    -------------------------------------------

Balance, September 30,
   1996                 $2.38 - 5.62      650,751         2.97  31,253    2.75

Granted                     $5.25          20,000         5.50      --      --
Exercised               $2.38 - 3.87      (19,000)        3.56 (19,000)   3.56
Became exerciable       $2.38 - 5.62           --           -- 449,501    2.74
                                        ----------------------  ---------------

Balance, September 30,
  1997                                     651,751      3.02    561,754    2.72

Forfeitures                 $5.62           (7,500)     5.62     (7,500)   5.62
Exercised               $2.38 - 3.87      (121,334)     2.89   (121,334)   2.88
Became exercisable      $3.87 - 5.62            --        --     79,997    4.48
                                       ----------------------------------------

alance, September 30, 1998                 521,917     $3.01     82,416   $2.92
                                         ======================================



                                           Outstanding             Exercisable
                                           -----------------    ---------------
                                Range               Weighted          Weighted
                                 of                 Average             Average
                               Option               Exercise           Exercise
                               Prices       Shares  Prices      Shares   Prices

1996 Incentive Stock Option
Plan:

Granted in 1996           $5.62 - 11.00    65,700    $5.70          --   $   --
                                           ------------------------------------

Balance, September 30,
1996                      $5.62 - 11.00    65,700     5.70          --       --

Forfeitures               $3.25 -  6.88    (5,500)    4.08          --       --
Granted                   $3.25 -  5.18   331,800     3.89          --       --
Became exercisable        $5.62 - 11.00        --       --      21,234     5.57
                                           ------------------------------------

Balance, September 30,
  1997                                    392,000     4.19      21,234     5.57

Granted                   $3.31 -  5.12   205,000     4.76          --       --
Forfeitures               $3.62 -  7.12    (3,666)    5.34      (3,666)    5.34
Became exercisable                             --       --     128,838     4.19
                                         -----------------     ----------------

Balance, September 30,
  1998                                    593,334    $4.38     146,406    $4.36
                                      =========================================

1996 Nonqualified Stock
Option Plan:

Granted in 1996                $5.62       70,000     $5.62         --   $   --
                                       -----------------------------------------

Balance, September 30,
1996                           $5.62       70,000      5.62         --       --

Granted                    $3.12 -  5.25  880,000      3.52         --       --
Became exercisable             $5.62           --        --     23,334     5.62
                                          -------------------------------------

Balance, September 30,
   1997                                   950,000      3.67     23,334    5.62

Granted                   $2.50 -  8.13   474,700      2.98         --
Exercised                     $3.25       (16,667)     3.25    (16,667)   3.25
Forfeitures                                (2,000)     3.12         --      --
Became exercisable        $3.12 -  5.62        --        --    528,000    3.13
                                          -----------------    -----------------

Balance, September 30,
  1998                                  1,406,033     $3.44    534,667    $3.23
                                         =================    =================


No options have been granted as of September 31, 1998, under Incentive Plan, the 1998 Non-Qualified Plan, or the 1998 Stock Bonus Plan.

The weighted average remaining contractual life for options outstanding at September 30, 1998, is as follows:

                          Plan                          Weighted Average
                                                      Remaining Contractual
                                                          Life (Years)

       1992 Incentive Stock Option Plan                       4.35

       1992 Nonqualified Stock Option                         5.75
       Plan

       1994 Incentive Stock Option Plan                       4.33

       1994 Nonqualified Stock Option
       Plan                                                   2.85

       1995 Nonqualified Stock Option
       Plan                                                   3.20

       1996 Incentive Stock Option Plan                       8.96

       1996 Nonqualified Stock Option
       Plan                                                   4.32


Other Options and Warrants - During 1991, the Company granted a consultant an option to purchase 50,000 shares of the Company's common stock. The options were exercisable at $13.80 per share and expired in March 1996. The holder of the option had the right to have the shares issuable upon the exercise of the option included in any registration statement filed by the Company.

In connection with the 1992 public offering, 5,175,000 common stock purchase warrants (the public warrants) were issued and were outstanding at September 30, 1997. Every ten public warrants entitled the holder to purchase one share of common stock at a price of $15.00 per share. Subsequently, the expiration date of the public warrants was extended to February 1998. Effective June 1, 1997, the exercise price of the public warrants was lowered from $15 to $6 and only five public warrants rather than 10 public warrants were required to purchase one share of common stock. Subsequent to September 30, 1997, warrant holders who tendered five public warrants and $6.00 between January 9, 1998, and February 17, 1998, would receive one share of the Company's common stock and one new Series A Warrant. The new Series A Warrants would permit the holder to purchase one share of the Company's common stock at a price of $10.00 per share prior to February 7, 2000. During 1998, the expiration date of the public warrants was extended to July 31, 1998, and 582,025 public warrants were tendered for 116,405 common shares. As of September 30, 1998, the remaining 4,592,975 public warrants had expired.

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


                                       Year Ended September 30,
                                -----------------------------------------------
                                  1998               1997                 1996


      Net loss

        As reported            $(6,442,638)     $(8,189,458)       $(6,326,666)

          Pro forma             (7,018,634)      (9,687,999)        (7,032,936

      Loss per common share:
          As reported                $0.74            $1.00              $1.16
          Pro forma                   0.79             1.17               1.27

The weighted average fair value at the date of grant for options granted during 1998, 1997, and 1996, was $2.17, $1.16 and $1.18 per option, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                1998      1997       1996

      Expected stock price volatility            79%      74%        91%
      Risk-free interest rate                  5.49%    5.36%       5.82%

      Expected life options                    2.00     2.00        2.00
      Expected dividend yield                     0        0           0

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

 11.STOCKHOLDERS' EQUITY

On December 17, 1996, the Company authorized 3,600 shares of Series C Preferred Stock (Series C Stock) with a par value of $.01 per share and sold 2,850 shares of Series C for $1,000 per share.

The issuance of the Series C Stock resulted in a beneficial conversion feature of $502,941, which was accreted over 180 days from the date of issuance.

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

The Company authorized 3,500 shares of Series A Preferred Stock (Series A Stock) with a par value of $.01 per share on May 13, 1996. The Company also authorized 5,000 shares of Series B Preferred Stock (Series B Stock) with a par value of $.01 per share on August 11, 1996. Holders of Series A Stock and Series B Stock are entitled to dividends, payable quarterly if declared, at the rate of $17.50 per quarter. Dividends which are not declared will not accrue nor be cumulative.

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

The issuance of the Series A Stock and Series B Stock resulted in beneficial conversion features of $716,857 and $882,353, respectively, which were accreted over 90 days and 123 days, respectively, from the date of issuance.

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

During December 1997, the Company issued 10,000 shares of Series D Preferred Stock for $10,000,000. The issuance included 550,000 Series A Warrants and 550,000 Series B Warrants. The number of common shares issuable upon conversion of the Preferred Shares is determinable by dividing $1,000 by $8.28 prior to September 19, 1998, or at any time at which the Company's common stock is $3.45 or less for five consecutive days. On or after September 19, 1998, the number of common shares to be issued upon conversion is determined by dividing $1,000 by the lesser of (1) $8.28 or (2) the average price of the stock for any two trading days during the ten trading days preceding the conversion date. The Series A Warrants are exercisable at any time for $8.62 prior to December 22, 2001, and the Series B Warrants are exercisable at any time for $9.31 prior to December 22, 2001. Each warrant converts into one share of common stock. At September 30, 1998, 998 shares of Series D Preferred Stock had been converted into 441,333 shares of common stock. All Series A and Series B Warrants issued remain outstanding at September 30, 1998. In connection with the Company's December 1997 $10,000,000 Series D Preferred Stock offering, the Series A and Series B warrants were assigned a relative fair value of $1,980,000 in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and have been recorded as additional paid-in capital. The $1,980,000 allocated to the warrants was accreted immediately.

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

                                             1998       1997      1996

 Loss per common share (basic and diluted)  $0.74      $1.00     $1.16

 13.RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 1998, FASB issued SFAS No. 132, Employers' Disclosures about Pensions and Other Post-retirement Benefits, an Amendment of SFAS Nos. 87, 88, and 106. SFAS No. 132 revises employers' disclosure about pension and other post-retirement benefit plans.

In June 1998, FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities.

The Company does not believe that the adoption of SFAS 130, SFAS 131, SFAS 132, and SFAS 133 will have a material effect on its financial position or results of operation.

 14.RESTATEMENT

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

A summary of the significant effects of the restatement is as follows (in thousands, except net income (loss) per share amounts):

                                        1997                     1996
                               ---------------------     ---------------------
                                      As                       As
                              Previously         As      Previously         As
                              Reported     Restated       Reported     Restated

FOR THE YEAR ENDED
   SEPTEMBER 30:

Net loss attributable to
    common stockholders        $8,189,458   $9,360,897   $6,326,666   $7,425,139
Loss per common share (basic   $     0.88   $     1.00   $     0.98   $     1.16
Loss per common share (diluted)$     0.88   $     1.00   $     0.98   $     1.16

                                        * * * * * *

                                   SIGNATURES


         Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CEL-SCI CORPORATION


Dated: January 10, 2000                By: /s/ Maximilian de Clara
                                          -----------------------------------
                                          Maximilian de Clara, President

                                       By: /s/ Geert R. Kersten
                                          ----------------------------------
                                          Geert R. Kersten, Chief Executive
                                          Officer


Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                      Date

/s/ Maximillian de Clara      Director and Principal      January 10, 2000
MAXIMILIAN DE CLARA           Executive Officer


 /s/ Geert R. Kersten         Director, Principal        January 10, 2000
GEERT R. KERSTEN              Financial Officer
                              and Chief Executive Officer


                              Director
ALEXANDER G. ESTERHAZY


 /s/ John M. Jacquemin        Director                   January 10, 2000
JOHN M. JACQUEMIN