Form 10-Q
period 1999-12-31
CEL SCI CORP
filed 2000-02-14
CIK 725363

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999.

                                      OR

( ) RANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

Commission File Number 0-11503

                              CEL-SCI CORPORATION


Colorado                                          84-0916344
----------------------------                   ----------------------
State or other jurisdiction                      (IRS) Employer
  of incorporation                               Identification Number

                        8229 Boone Boulevard, Suite 802
                                 Vienna, Virginia  22182
                       Address of principal executive offices

                                 (703) 506-9460
              Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes ____X_____                      No __________

         Class of Stock         No. Shares Outstanding           Date

             Common                 18,037,981             February 9, 2000

                               TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1.                                                           Page

      Balance Sheets                                              3-4
      Statements of Operations                                      5
      Statements of Cash Flow                                       6
      Notes to Financial Statements                                 7


Item 2.
      Management's Discussion and Analysis                          9


PART II

Item 6.
      Exhibits and Reports on Form 8-K                             10
      Signatures                                                   11

Item 1.   FINANCIAL STATEMENTS


                               CEL-SCI CORPORATION
                                    -------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  ------------------------
                                     ASSETS
                                   (unaudited)

                                         December 31,      September
                                                              30,
                                             1999             1999
                                         --------------  --------------
 CURRENT ASSETS:

   Cash and cash equivalents               $ 4,570,132     $ 2,746,531
   Investments, net                          2,002,492       3,192,604
   Interest and other receivables               55,149          62,825
   Prepaid expenses                            463,421         514,572
   Advances to officer/shareholder and          13,294          69,448
employees
                                         --------------  --------------

         Total Current Assets                7,104,488       6,585,980

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation
   of $1,618,930 and $1,563,586                444,812         468,627

 DEPOSITS                                       14,828          14,828

 PATENT COSTS- less accumulated
     amortization of
     $526,655 and $511,118                     517,689         490,337
                                         --------------  --------------

                                           $ 8,081,817     $ 7,559,772
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

                               CEL-SCI CORPORATION
                                    -------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                  ------------------------
                                   (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (unaudited)

                                         December 31,      September 30,
                                             1999             1999
                                         --------------  --------------
 CURRENT LIABILITIES:
   Accounts payable                          $ 263,508       $ 433,265
                                         --------------  --------------

        Total current liabilities              263,508         433,265

 DEFERRED RENT
                                                28,321          28,321
                                         --------------  --------------

        Total liabilities                      291,829         461,586

 STOCKHOLDERS' EQUITY

   Common stock, $.01 par value; authorized,
     100,000,000 shares; issued and
     outstanding, 18,037,981 and
     17,002,341 shares                         180,380         170,023
   Additional paid-in capital
                                            62,039,794      59,672,652
   Net unrealized loss on equity
     securities                               (97,946)        (116,659)
   Deficit
                                          (54,332,240)     (52,627,830)
                                         --------------  --------------

     TOTAL STOCKHOLDERS'
       EQUITY
                                             7,789,988       7,098,186
                                         --------------  --------------

                                           $ 8,081,817    $  7,559,772
                                         ==============  ==============



                  See notes to condensed financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        ---------------------------------
                                   (unaudited)

                                               Three Months Ended
                                                  December 31,
                                               1999            1998
                                         --------------  --------------
 REVENUES:

   Interest income                           $  28,693       $ 156,046
   Other income                                  1,355          39,667
                                        --------------  --------------

   TOTAL INCOME
                                                30,048         195,713

 EXPENSES:
   Research and development
                                               995,024         941,948
   Depreciation and
     amortization
                                                70,780          65,932
   General and administrative
                                               668,652         706,024
                                         --------------  --------------

     TOTAL OPERATING EXPENSES
                                             1,734,456       1,713,904
                                         --------------  --------------

 NET LOSS                                  $ 1,704,408     $ 1,518,191
                                         ==============  ==============


 LOSS PER COMMON SHARE (BASIC)                $   0.10        $   0.13
                                         ==============  ==============

 LOSS PER COMMON SHARE (DILUTED)             $    0.10       $    0.13
                                         ==============  ==============
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING
                                            17,270,008      11,615,914
                                         ==============  ==============

                  See notes to condensed financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                        ---------------------------------
                                   (unaudited)
                                                Three Months Ended
                                                 December 31,
                                              1999            1998
                                         --------------  --------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
NET LOSS                                  $ (1,704,408)  $(1,518,191)

Adjustments to reconcile net loss
 to net cash used in operating activities:
                                                                     -
  Depreciation and amortization
                                                70,780          65,932
  Net realized loss on sale of
    securities                                  51,918               -

  Stock issued for services                          -               -
  Stock bonus granted to officer                     -               -
  Stock issued to 401(k)                        22,498               -

  Decrease (increase) in deposits                    -               -

  Decrease (increase) in receivables             7,676           1,256

  Decrease (increase) in prepaid
     expenses                                   51,151          70,013

  Decrease (increase) in advances               56,154         (52,395)
  (Increase) decrease in deferred rent               -               -
  Increase (decrease) in accounts payable     (169,757)       (128,251)
                                            ------------   ------------
NET CASH USED IN OPERATING ACTIVITIES       (1,613,988)     (1,561,636)
                                            ------------   ------------
CASH FLOWS PROVIDED BY (USED IN)
INVESTING ACTIVITY:
  Sales of investments                       1,156,907       1,294,101
  Purchase of investments                            -               -
  Note receivable from
     employee/shareholder                            -               -
  Payment on note receivable from
     employee/shareholder                            -               -
  Purchase of research and office
     equipment                                 (31,430)        (31,887)
  Patent costs                                 (42,888)        (23,654)
                                         --------------  --------------
NET CASH USED IN INVESTING ACTIVITY
                                             1,082,589       1,238,560
                                         --------------  --------------

CASH FLOWS PROVIDED BY (USED IN)
FINANCING ACTIVITIES:
  Cash proceeds from issuance of
    preferred and common stock
    and warrant conversion for cash          2,355,000          21,553
                                         --------------  --------------
NET CASH PROVIDED BY FINANCING
ACTIVITIES                                   2,355,000          21,553
                                         --------------  --------------
NET (DECREASE) INCREASE IN CASH
                                             1,823,601       (301,523)

CASH AND CASH EQUIVALENTS:
  Beginning of period
                                             2,746,531       2,813,225
                                         --------------  --------------

  End of period                            $ 4,570,132    $  2,511,702
                                         ==============  ==============

                  See notes to condensed financial statements.

                              CEL-SCI CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                  (unaudited)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission for Form 10-Q. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. The reader is referred to the Company's Financial Statements included in the registrant's Annual Report on Form 10-K for the year ended September 30, 1999. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of December 31, 1999 and the results of operations for the three-month period then ended have been made. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.

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

                               CEL-SCI CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 1999 AND 1998
                                   (unaudited)
                                   (continued)

B.    STOCKHOLDERS' EQUITY

      In December 1999 and January 2000, the Company sold 1,148,592 shares of its common stock, plus Series A and Series B warrants, to a group of private investors for $2,800,000. The Series A warrants allow the holders to purchase up to 402,007 shares of the Company's common stock at a price of $2.925 per share at any time prior to December 8, 2002. The Series B warrants allow the holders, under certain circumstances, to acquire additional shares of the Company's common stock at a nominal price in the event (i) the price of the Company's common stock falls below $2.44 per share prior to certain vesting dates, or (ii) the Company raises in excess of $1,000,000 at a price which is below either the then prevailing market price of the Company's common stock or $2.44 per share. The actual number of shares issuable upon the exercise of the Series B warrants (if any) will vary depending upon a number of factors, including the price of the Company's common stock at certain dates.

C.    COMPREHENSIVE LOSS

      In fiscal 1999, the Company adopted Statement of Financial Accounting Standard ("SFAS") No. 130 "Reporting Comprehensive Income" which was effective for fiscal years beginning after December 15, 1997. Comprehensive Income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's source of other comprehensive loss, other than net losses, is from unrealized gain or loss on investments. The components of comprehensive income (loss) are as follows:

                                       Three Months Ended   Three Months Ended
                                       December 31, 1999    December 31, 1998

      Net Loss                           $1,704,408             $1,518,191
      Other Comprehensive Income:
         Unrealized Loss (Gain) from
         Investments                        (18,713)                62,819
                                       -------------         -------------

      Comprehensive Loss                 $1,685,695             $1,581,010
                                         ==========             ==========

                               CEL-SCI CORPORATION

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

      The Company has had only limited revenues from operations since its inception in March 1983. The Company has relied upon proceeds realized from the public and private sale of its Common Stock and short-term borrowings to meet its funding requirements. Funds raised by the Company have been expended primarily in  connection  with the  acquisition  of exclusive  rights to certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, the funding of VTI's research and development program, patent applications, the repayment of debt, the continuation of Company-sponsored research and development and administrative costs, and the construction of laboratory facilities. Inasmuch as the Company does not anticipate realizing significant revenues until such time as it enters into licensing arrangements regarding its technology and know-how or until such time it receives permission to sell its product (which could take a number of years), the Company is mostly dependent upon the proceeds from the sale of its securities to meet all of its liquidity and capital resource requirements. The Company had working capital of $6,840,980 at December 31, 1999. During the three months ended December 31, 1999 the Company's operations used $1,613,988 of cash.

Results of Operations

      Interest income during the three months ending December 31, 1999 reflects interest accrued on investments. Interest income has decreased as the Company continues to use the proceeds from the sale of its Series D Preferred Stock for operations. Research and development expense in 1999 was higher than in 1998 because the Company is running more and larger clinical trials. General and administrative expenses have decreased due to a decline in activities in the Company's subsidiary.

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

                                     PART II

Item 1.  Legal Proceedings

         See Part I, Item 3 of the Company's report on Form 10-K for the year ending September 30, 1999.

Item 2.  Changes in Securities and Use of Proceeds

         See Note B to the Company's Notes to Financial Statements. Item 6.

      (a)    Exhibits

            No exhibits are filed with this report.

      (b)    Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended December 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CEL-SCI Corporation



Date: February 14, 2000                    /s/ Geert Kersten
                                        ------------------------------------
                                         Geert Kersten
                                         Chief Executive Officer




*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.