Form 10-Q
period 2000-03-31
CEL SCI CORP
filed 2000-05-15
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000.

                                      OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION



         Colorado                                              84-0916344
------------------------------                            -------------------
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

            Yes ____X_____                      No __________
                    -

Class of Stock              No. Shares Outstanding                 Date
--------------              ----------------------                 ----
Common                            20,437,305                   May 15, 2000


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

Item 1.   FINANCIAL STATEMENTS



CEL-SCI CORPORATION
------------------------
CONSOLIDATED CONDENSED BALANCE SHEETS
------------------------
ASSETS
(unaudited)

                                                 March 31,         September 30,
                                                   2000                 1999
                                              --------------       -------------
 CURRENT ASSETS:

   Cash and cash equivalents                    $11,977,982          $2,746,531
   Investments, net                               3,744,684           3,192,604
   Interest and other receivables                    87,953              62,825
   Prepaid expenses                                 619,527             514,572
   Advances to officer/shareholder and                1,212              69,448
employees
                                          ------------------  ------------------

         Total Current Assets                    16,431,358           6,585,980

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation
   of $1,675,915 and $1,563,586                     441,075             468,627

 DEPOSITS                                            14,828              14,828

 PATENT COSTS- less accumulated
     amortization of
     $542,125 and $511,118                          508,068             490,337
                                          ------------------  ------------------

                                                $17,395,329          $7,559,772



                  See notes to condensed financial statements.

CEL-SCI CORPORATION
------------------------
CONSOLIDATED CONDENSED BALANCE SHEETS
------------------------
(continued)

LIABILITIES AND STOCKHOLDERS' EQUITY
 (unaudited)

                                                 March 31,         September 30,
                                                   2000                 1999
                                               -------------      --------------
 CURRENT LIABILITIES:
   Accounts payable                               $566,850            $433,265

        Total current liabilities                  566,850             433,265

 DEFERRED RENT                                      28,321              28,321
                                          ------------------  ------------------

        Total liabilities                          595,171             461,586

 STOCKHOLDERS' EQUITY

   Common stock, $.01 par value; authorized,
100,000,000
     shares; issued and outstanding, 20,435,305
and 17,002,341 shares                              204,353             170,023
   Additional paid-in capital                   73,863,099          59,672,652
   Net unrealized loss on equity securities        (77,215)           (116,659)
   Deficit                                     (57,190,079)        (52,627,830)
                                          ------------------  ------------------

     TOTAL STOCKHOLDERS'
       EQUITY                                   16,800,158           7,098,186
                                          ------------------  ------------------

                                               $17,395,329          $7,559,772
                                          ==================  ==================



                  See notes to condensed financial statements.

CEL-SCI CORPORATION
---------------------------------
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
---------------------------------
 (unaudited)
                                                      Six Months Ended
                                                          March 31,
                                                  2000                1999
                                          ------------------  ------------------
 REVENUES:

   Interest income                              $107,592            $243,866
   Other income                                   28,256              46,777
                                          ------------------  ------------------

   TOTAL INCOME                                  135,848             290,643

 EXPENSES:
   Research and development                    2,487,290           2,242,530
   Depreciation and
     amortization                                143,337             133,005
   General and administrative                  2,067,469           1,556,650
                                         ------------------   ------------------
     TOTAL OPERATING EXPENSES                  4,698,096           3,932,185
                                         ------------------   ------------------

 NET LOSS                                     $4,562,248          $3,641,542


 LOSS PER COMMON SHARE (BASIC)                     $0.25               $0.28

 LOSS PER COMMON SHARE (DILUTED)                   $0.25               $0.28
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                         18,071,192          12,809,150


                  See notes to condensed financial statements.

CEL-SCI CORPORATION
-------------------
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(unaudited)
                                                    Three Months Ended
                                                         March 31,
                                                 2000                1999
                                          ------------------  ------------------
 REVENUES:

   Interest income                             $78,899             $87,820
                                          ------------------  ------------------

   TOTAL INCOME                                105,800              94,930

 EXPENSES:
  Research and development                  1,492,266           1,300,582
   Depreciation and
    amortization                               72,557              67,073


   General and administrative                1,398,817             850,626
                                         ------------------   ------------------
     TOTAL OPERATING EXPENSES                2,963,640           2,218,281
                                         ------------------   ------------------
 NET LOSS                                   $2,857,840          $2,123,351
                                         ==================   ==================


 LOSS PER COMMON SHARE (BASIC)                   $0.15               $0.15

 LOSS PER COMMON SHARE (DILUTED)                 $0.15               $0.15
 WEIGHTED AVERAGE COMMON

  SHARES OUTSTANDING                        18,881,179          14,004,082


              See notes to condensed financial statements.

CEL-SCI CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
  (unaudited)
                                                     Six Months Ended
                                                         March 31,
                                                 2000                1999
                                          ------------------  ------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
NET LOSS                                      $(4,562,248)        $(3,641,542)
Adjustments to reconcile net loss to
  net cash used in operating activities:
                                                                            -
  Depreciation and amortization                   143,337             133,005
  Net realized loss on sale of securities                                   -
  Stock issued for services                       -                    61,149
  Stock bonus granted to officer                  550,000                   -
  Stock issued to 401(k)                           47,067                   -
  Unrealized gain(loss) on investments                  -             (55,170)

  Decrease (increase) in receivables              (25,128)            (21,628)
  Decrease (increase) in prepaid expenses        (104,955)            191,748
  Decrease (increase) in advances                  68,236                   -
  (Increase) decrease in deferred rent                  -                   -
  Increase (decrease) in accounts payable         133,585             (83,879)
                                          ------------------  ------------------

NET CASH USED IN OPERATING ACTIVITIES          (3,750,106)         (3,416,317)
                                          ------------------  ------------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
ACTIVITY:
  Sales of investments                          1,487,364           3,289,701
  Purchase of investments                      (2,000,000)                  -
  Payment on note receivable from                       -              70,982
employee/shareholder
  Purchase of research and office equipment       (84,778)            (40,627)
  Patent costs                                    (48,738)            (78,000)
                                          ------------------  ------------------
NET CASH USED IN INVESTING ACTIVITY              (646,152)           3,242,056
                                          ------------------  ------------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES:
  Cash proceeds from issuance of preferred and                              -
common
    stock and warrant conversion for cash      13,627,709              43,380
                                          ------------------  ------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES      13,627,709              43,380
                                          ------------------  ------------------
NET (DECREASE) INCREASE IN CASH                 9,231,451           (130,881)

CASH AND CASH EQUIVALENTS:
  Beginning of period                           2,746,531           2,813,225
                                          ------------------  ------------------

  End of period                               $11,977,982          $2,682,344
                                          ==================  ==================


                  See notes to condensed financial statements.

                               CEL-SCI CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED MARCH 31, 2000 AND 1999
                    ----------------------------------------
                                   (unaudited)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

      Basis of Presentation

      The accompanying financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission for Form 10-Q. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. The reader is referred to the Company's Financial Statements included in the registrant's Annual Report on Form 10-K for the year ended September 30, 1999. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of March 31, 2000 and the results of operations for the six-month period then ended have been made. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.

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

                               CEL-SCI CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED March 31, 2000 AND 1999
                    ----------------------------------------
                                   (unaudited)
                                   (continued)

B.          STOCKHOLDERS' EQUITY

      In December 1999 and January 2000, the Company sold 1,148,592 shares of its common stock, plus Series A and Series B warrants, to two institutional investors and one of the Company's directors for $2,800,000. The Series A warrants allow the holders to purchase up to 402,007 shares of the Company's common stock at a price of $2.925 per share at any time prior to December 8, 2002. The Series B warrants allow the holders, under certain circumstances, to acquire additional shares of the Company's common stock at a nominal price in the event (i) the price of the Company's common stock falls below $2.44 per share prior to certain vesting dates, or (ii) the Company raises in excess of $1,000,000 at a price which is below either the then prevailing market price of the Company's common stock or $2.44 per share. The actual number of shares issuable upon the exercise of the Series B warrants (if any) will vary depending upon a number of factors, including the price of the Company's common stock at certain dates.

      In March 2000, $7,000,000 of the Company's common stock was sold to the same institutional investors. An additional $700,000 was purchased by the same director of the Company under identical terms. The Series C warrants allow the holders to purchase up to 413,347 shares of the Company's common stock at a price of $8.50 per share at any time prior to March 15, 2003. The Series D warrants allow the holders, under certain circumstances, to acquire additional shares of the Company's common stock at a nominal price in the event (i) the price of the Company's common stock falls below $7.50 per share during the 30 day period prior to March 16, 2001-or during the 30 day period prior to certain subsequent vesting dates, or (ii) the Company raises in excess of $1,000,000 at a price which is below either the then prevailing market price of the Company's common stock or $7.50 per share. The actual number of shares issuable upon the exercise of the Series D warrants (if any) will vary depending upon a number of factors, including the price of the Company's common stock at certain dates.

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

                                          Six months ended      Six months ended
                                           March 31, 2000        March 31, 1999
                                           --------------        --------------

      Net Loss                               $4,511,246            $3,641,542
      Other Comprehensive Income:
      Unrealized Loss (Gain) From
        Investments                             (39,444)               55,170
                                             -----------            ------------
      Comprehensive Loss                     $4,471,802            $3,696,712
                                              ----------              ----------

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


Results of Operations

      Interest income during the six months ending March 31, 2000 reflects interest accrued on investments. Interest income has decreased as a result of the Company's lower cash position. Research and development expense in 2000 was higher than in 1999 because the Company is running more and larger clinical trials. General and administrative expenses have increased primarily due to a non-cash charge to expense for the issuance of a stock bonus to an officer and director.



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

      (b)    Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CEL-SCI Corporation



Date:_______________, 2000                  ____________________________
                                          Geert Kersten
                                          Chief Executive Officer*




*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.