Form 10-Q
period 2000-06-30
CEL SCI CORP
filed 2000-08-14
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000.

                                      OR

( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION

       Colorado                                           84-0916344
State  or  other jurisdiction                           (IRS) Employer
 of incorporation                                   Identification Number

                         8229 Boone Boulevard, Suite 802
                             Vienna, Virginia 22182
                          -----------------------------
                     Address of principal executive offices

                                 (703) 506-9460
                                 ---------------
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes ____X_____                      No __________
                    -

Class of Stock              No. Shares Outstanding              Date
--------------              ----------------------          ------------
  Common                         20,457,152                August 14, 2000

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

Item 1. FINANCIAL STATEMENTS


                               CEL-SCI CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS
                                   (unaudited)

                                            June 30,         September 30,
                                               2000                 1999
                                             ---------------------------
CURRENT ASSETS:

Cash and cash equivalents                  $9,483,974        $2,746,531
Investments, net                            3,733,945         3,192,604
Interest and other receivables                 59,940            62,825
Prepaid expenses                              910,969           514,572
Advances to officer/shareholder and
   employees                                       --            69,448
                                             -----------------------------

   Total Current Assets                    14,188,828         6,585,980

RESEARCH AND OFFICE EQUIPMENT-
Less accumulated depreciation of $1,690,740
  and $1,563,586                              469,732           468,627

DEPOSITS                                       14,828            14,828

PATENT COSTS- less accumulated amortization
   of $558,290 and $511,118                   533,342           490,337
                                          -----------      ------------
                                          $15,206,730        $7,559,772
                                          ===========       ===========






            See notes to consolidated condensed financial statements.

                               CEL-SCI CORPORATION

                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (unaudited)

                                             June 30,          September 30,
                                               2000                 1999
                                             ---------------------------

CURRENT LIABILITIES:
Accounts payable                            $488,242            $433,265
                                            --------            --------
  Total current liabilities                  488,242             433,265

DEFERRED RENT                                 28,321              28,321
                                              ------           ---------
      Total liabilities                      516,563             461,586

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value; authorized
  1,000,000 shares; no shares issued and
   outstanding
Common stock, $.01 par value; authorized,
  100,000,000 shares; issued and outstanding,
  20,457,152 and 17,002,341 shares           204,572             170,023
Additional paid-in capital                73,930,953          59,672,652
Net unrealized loss on equity securities     (90,172)           (116,659)
Deficit                                  (59,355,186)        (52,627,830)
                                         ------------        ------------

  TOTAL STOCKHOLDERS'
   EQUITY                                 14,690,167           7,098,186
                                          ----------           ---------
                                         $15,206,730          $7,559,772
                                         ===========          ==========






            See notes to consolidated condensed financial statements.

                               CEL-SCI CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                                 Nine Months Ended June 30,
                                                2000                  1999
                                                ----                  ----
REVENUES:
Interest income                               $269,305           $316,194
Other income                                    30,318             59,332
                                                ------             ------
TOTAL INCOME                                   299,623            375,526

EXPENSES:
Research and development                     3,866,572          3,269,931
Depreciation and
amortization                                   174,326            199,749
General and administrative                   2,986,080          2,229,726
                                             ---------          ---------
TOTAL OPERATING EXPENSES                     7,026,978          5,699,406
                                             ---------          ---------
NET LOSS                                    $6,727,355         $5,323,880
LOSS PER COMMON SHARE (BASIC)                    $0.36              $0.39
LOSS PER COMMON SHARE (DILUTED)                  $0.36              $0.39
                                             ---------          ---------
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING                          18,857,493         13,786,779
                                            ==========         ==========









            See notes to consolidated condensed financial statements.

                               CEL-SCI CORPORATION

                      CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)

                                             Three Months Ended June 30,
                                            2000                 1999
                                            ----                 ----
REVENUES:
Interest income                          $161,713               $72,328
Other income                                2,062                12,555
                                       ----------              --------
TOTAL INCOME                              163,775                84,883

EXPENSES:
  Research and development              1,379,282             1,027,401
  Depreciation and
  amortization                             30,989                66,744
  General and administrative              918,611               673,076
                                          -------               -------
TOTAL OPERATING EXPENSES                2,328,882             1,767,221
                                        ---------             ---------

NET LOSS                               $2,165,107            $1,682,338
                                       ==========            ==========

LOSS PER COMMON SHARE (BASIC)          $     0.11            $     0.11
                                       ==========             =========

LOSS PER COMMON SHARE (DILUTED)        $     0.11            $    0.11
                                       ===========          ==========

WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                   20,438,736            15,742,037
                                       ==========            ==========









                 See notes to consolidated condensed financial statements.

                               CEL-SCI CORPORATION

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                     Nine Months Ended June 30,
                                                      2000              1999
                                                      ----              ----
CASH FLOWS FROM OPERATING
ACTIVITIES:
NET LOSS                                          $(6,727,355)    $(5,323,880)
  Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                       174,326         199,749
  Stock issued in settlement of a lawsuit'             33,750
  Stock issued for services                                --          61,149
  Stock bonus granted to officer                      550,000              --
  Stock issued to 401(k)                               72,882              --
  Unrealized gain (loss) on investments                    --         (55,170)
  Decrease (increase) in receivables                    2,885         (21,628)
  Decrease (increase) in prepaid expenses            (396,397)        191,748
  Decrease (increase) in advances                      69,448              --
  Increase (decrease) in accounts payable              54,977         (83,879)
                                                -------------    -------------
NET CASH USED IN OPERATING ACTIVITIES              (6,165,484)     (5,031,911)
                                                   -----------     -----------

CASH FLOWS PROVIDED BY (USED IN)
   INVESTING ACTIVITY:
  Sales of investments                              1,485,145       3,289,701
  Purchase of investments                          (2,000,000)             --
  Payment on note receivable from employee
     shareholder                                           --          70,982
  Purchase of research and office equipment          (128,259)        (40,627)
  Patent costs                                        (90,177)        (78,000)
                                                      --------        --------
NET CASH USED IN INVESTING ACTIVITY                  (733,291)      3,242,056
                                                     ---------      ---------

CASH FLOWS PROVIDED BY (USED IN)
   FINANCING ACTIVITIES:

Cash proceeds from issuance of preferred and common
   stock and warrant conversion for cash           13,636,218          43,380
                                                   ----------          ------
NET CASH PROVIDED BY FINANCING
   ACTIVITIES                                      13,636,218          43,380
                                                   ----------          ------

NET INCREASE (DECREASE) IN CASH                     6,737,443      (1,746,475)

CASH AND CASH EQUIVALENTS:
  Beginning of period                               2,746,531       2,813,225
                                                    ---------       ---------
  End of period                                    $9,483,974      $1,066,750
                                                   ==========      ==========




                 See notes to consolidated condensed financial statements.

                               CEL-SCI CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                    ----------------------------------------
                                   (unaudited)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

      Basis of Presentation

      The accompanying financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission for Form 10-Q. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. The reader is referred to the Company's Financial Statements included in the registrant's Annual Report on Form 10-K for the year ended September 30, 1999. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of June 30, 2000 and the results of operations for the nine-month period then ended have been made. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.

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


      Loss per Share

      Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Common stock equivalents, including options to purchase common stock, were excluded from the calculation because they are antidilutive due to the net losses.

      Long-lived Assets

      Statement of Accounting Standards No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of" is effective for financial statements for fiscal years beginning after December 15, 1995.

                               CEL-SCI CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   NINE MONTHS ENDED JUNE 30, 2000 AND 1999
                   ----------------------------------------
                                  (unaudited)
                                  (continued)

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

      In March 2000, $7,000,000 of the Company's common stock was sold to the same institutional investors. An additional $700,000 was purchased by the same director of the Company under identical terms. The Series C warrants allow the holders to purchase up to 413,347 shares of the Company's common stock at a price of $8.50 per share at any time prior to March 15, 2003. The Series D warrants allow the holders, under certain circumstances, to acquire additional shares of the Company's common stock at a nominal price in the event (I) the price of the Company's common stock falls below $7.50 per share during the 30-day period prior to March 16, 2001 or during the 30-day period prior to certain subsequent vesting dates, or (ii) the Company raises in excess of $1,000,000 at a price which is below either the then prevailing market price of the Company's common stock or $7.50 per share. The actual number of shares issuable upon the exercise of the Series D warrants (if any) will vary depending upon a number of factors, including the price of the Company's common stock at certain dates.

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

                                        Nine months ended     Nine months ended
                                         June 30, 2000        June   30, 1999
                                        -----------------      --------------

   Net Loss                                  $6,727,355         $5,323,880
   Other Comprehensive Income:
   Unrealized Loss (Gain) From Investments      (26,487)            66,900
                                             ------------        -----------
   Comprehensive Loss                        $6,700,868         $5,390,780
                                              ----------         ----------

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

      The Company has had only limited revenues from operations since its inception in March 1983. The Company has relied upon proceeds realized from the public and private sale of its Common Stock and short-term borrowings to meet its funding requirements. Funds raised by the Company have been expended primarily in  connection  with the  acquisition  of exclusive  rights to certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, the funding of VTI's research and development program, patent applications, the repayment of debt, the continuation of Company-sponsored research and development and administrative costs, and the construction of laboratory facilities. Inasmuch as the Company does not anticipate realizing significant revenues until such time as it enters into licensing arrangements regarding its technology and know-how or until such time it receives permission to sell its product (which could take a number of years), the Company is mostly dependent upon short-term borrowings and the proceeds from the sale of its securities to meet all of its liquidity and capital resource requirements. The Company believes it has adequate cash resources to meet it's working capital requirements for the next twelve months.

      In June 2000, the Company entered into an agreement with Bio Science Contract Production Corp. ("BSCP") whereby BSCP agreed to provide the Company with a facility which will allow the Company to manufacture Multikine in accordance with the Good Manufacturing Practices regulations of the FDA.. Company personnel will staff this facility. The Company has the right to extend the term of its agreement with BSCP until December 31, 2006.


Results of Operations

      Interest income during the nine months ending June 30, 2000 reflects interest accrued on investments. Interest income has decreased as a result of the Company's lower cash position. Research and development expense in 2000 was higher than in 1999 because the Company is running more and larger clinical trials. General and administrative expenses have increased primarily due to a non-cash charge to expense for the issuance of a stock bonus to an officer and director and settlement of a lawsuit.

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

      (b) Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended June 30, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CEL-SCI Corporation


Date:  August 14, 2000                    ____________________________
                                          Geert Kersten
                                          Chief Executive Officer*




*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.