Form 10-K
period 2000-09-30
CEL SCI CORP
filed 2000-12-27
CIK 725363

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
               (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000.

                                       OR

( )               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                  .
                               ---------------   -----------------

Commission file number 0-11503

                               CEL-SCI CORPORATION
                  --------------------- ---------------------
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

    Indicate by check mark whether the  registrant  (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes X      No ___
                                           --

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the Common Stock on December 22, 2000, as quoted on the American Stock Exchange, was approximately $21,000,000. Shares of Common Stock held by each officer, director and principal shareholder have been excluded in that such persons may be deemed to be affiliates of the Registrant.

Documents Incorporated by Reference:    None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    As  of  December  22,  2000,  the  Registrant  had  20,459,700   issued  and
outstanding shares of Common Stock.

                                     PART I

ITEM 1. BUSINESS

     CEL-SCI Corporation (the "Company") was formed as a Colorado corporation in 1983. The Company is involved in the research and development of the drugs and vaccines described below.

MULTIKINE

      The Company's first, and main, product, MULTIKINE(TM), manufactured using the Company's proprietary cell culture technologies, is a combination, or "cocktail", of natural human interleukin-2 ("IL-2") and certain lymphokines and cytokines. MULTIKINE is being tested to determine if it is effective in improving the immune response of cancer patients.

      MULTIKINE has been tested in over 140 patients in the past few years in clinical trials conducted in the U.S., Canada, Europe and Israel. Most of these patients were head and neck cancer patients, but some studies were also conducted in prostate cancer patients and HIV-infected patients. The safety profile was found to be very good and the Company believes that the tumor response data suggest that further studies are warranted.

      The Company's primary focus for the development of MULTIKINE is to prove its usefulness in the treatment of head and neck cancer, which constitutes about 6% of all cancer worldwide. The Company is currently conducting three additional head and neck cancer studies to determine the best regimen for treating the patients.

      With a secondary focus, the Company is also conducting studies with MULTIKINE in prostate cancer patients and is planning to start a cervical cancer study by the first quarter of 2001. Although the Company has the approval to start a 20 patient breast cancer study in Israel, given the current problems in that region, the Company may not pursue this study at the present time.

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

      These results caused the Company to embark on a major manufacturing program for MULTIKINE with the goal of being able to produce a drug that would meet the stringent regulatory requirements for advanced human studies. This program included building a pilot scale manufacturing facility.

      Since that time, MULTIKINE has been well tolerated in clinical studies involving more than 140 patients. Some of the more recent clinical data were presented at the 5th International Congress on Head and Neck Cancer in San Francisco in August, 2000. The study enrolled advanced primary head and neck cancer patients who were treated prior to surgery and/or radiation for 2 weeks. Dr. Dudkevitch from the Department of Otolaryngology at the Rabin Medical Center, Israel, presented data showing that, of the 12 patients treated, two patients had a complete tumor response (100% tumor reduction) following the
2-week treatment with the MULTIKINE regimen. He also noted that upon histopathological examination of the tissue removed during surgery, no tumor residues were found in those patients. Another 4 patients showed a partial (greater than 50%) tumor reduction and six patients had tumor reductions of less than 50%. Two patients refused surgery after treatment with MULTIKINE.

      The researcher also reported that several of the patients had increased tongue mobility and/or reduction or elimination of local pain. These are considered to be important indicators for the patient's quality of life. There were no tumor progressions or adverse local changes, nor was there evidence of toxicity from MULTIKINE. Both recovery after operation and wound healing were normal.

      A substantial part of the oral presentation was spent on a discussion of the pathology findings. The researchers reported that from biopsy samples of 10 patients analyzed before and after treatment, an increase in the degree of lymphocytic infiltration was noted in 5 patients. Of special interest was the new post-treatment appearance of multinucleated histiocytes in 5 patients with significant tumor reductions. The multinucleated histiocytes were detected in two specific locations, namely around the keratin debris and in the tumor-stroma interface, and they appear to be actively engulfing the tumor cells.

      Promising results were also seen in other clinical studies, most of which tested different dosages and routes of administration, although tumor reductions were not as significant as those noted in the Israeli study. The focus of three new studies involving an additional 60 patients is to define the best treatment regimen for Multikine.

      The Company also plans to start a Phase I clinical trial with Edmund Tramont, M.D., of the University of Maryland Biotechnology Institute's (UMBI) in the first quarter of 2001 in HIV and HPV (Human Papilloma Virus) co-infected women with cervical cancer. The goal of the study is to obtain safety and preliminary efficacy data on Multikine as a treatment for pre-cancerous lesions of the cervix (dysplasia) and human cancer/neoplasia. Most cervical dysplasia and cancer is due to infection with HPV. The rationale for using MULTIKINE in the treatment of cervical cancer is that MULTIKINE will help correct this defect and safely boost the patients' immune systems to a point where their immune systems can fight and eliminate the virally induced cancer.

      Similar efforts are underway in prostate and breast cancer. However, due to the size of the Company's clinical department, the Company has been unable to move aggressively in these areas.

      In November 2000, the Company concluded a development, supply and distribution agreement with Orient Europharma of Taiwan. The agreement gives Orient Europharma the exclusive marketing rights to Multikine for all cancer indications in Taiwan, Singapore, Hong Kong and Malaysia. The agreement provides for Orient Europharma to fund the clinical trials needed to obtain marketing approvals in the four countries for head and neck cancer, nasal pharyngeal cancer and potentially cervical cancer, which are very prevalent in Far East Asia. The Company may use the clinical data generated in these trials to support applications for marketing approvals for Multikine in other parts of the world.

      Under the agreement, the Company will manufacture Multikine and Orient Europharma will purchase the product from the Company for distribution in the territory. Both parties will share in the revenue from the sale of Multikine.

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

      The Company uses an unrelated corporation for certain aspects of the production of MULTIKINE for research and testing purposes. The agreement with this corporation expires in 2006.

T-CELL MODULATION PROCESS

      In January 1997, the Company acquired a new patented T-cell Modulation Process which uses "heteroconjugates" to direct the body to choose a specific immune response. The heteroconjugate technology, referred to as L.E.A.P.S. (Ligand Epitope Antigen Presentation System), is intended to selectively stimulate the human immune system to more effectively fight bacterial, viral and parasitic infections and cancer, when it cannot do so on its own. Administered like vaccines, L.E.A.P.S. combines T-cell binding ligands with small, disease associated, peptide antigens and may provide a new method to treat and prevent certain diseases.

      The ability to generate a specific immune response is important because many diseases are often not combated effectively due to the body's selection of the "inappropriate" immune response. The capability to specifically reprogram an immune response may offer a more effective approach than existing vaccines and drugs in attacking an underlying disease.

      The Company intends to use this technology to develop potential treatments and/or vaccines against various diseases. Present target diseases are herpes simplex, AIDS, prostate cancer and breast cancer.

      In August 1996, the Company signed a Cooperative Research and Development Agreement ("CRADA") with the Naval Medical Research Institute of the U.S. Navy to jointly develop a potential malaria vaccine using the Company's L.E.A.P.S. technology. This agreement was extended in 1998 and again in 2000. Malaria affects about 300-500 million people per year and is responsible for about 2.7 million deaths annually. It is a parasitic disease transmitted by mosquitoes. As with tuberculosis, the emergence of drug resistant strains is a major problem, as is the emergence of mosquitoes which are resistant to traditional insecticides. While at present the number of malaria cases is not a major problem in the continental U.S., there are an increasing number of cases involving Americans bringing the disease home from overseas travels. Currently, there is no approved malaria vaccine anywhere in the world.

      The large majority of the malaria studies were conducted in outbred CD-1 mice, which may be more representative of a human population than inbred mice. Protection against rodent malaria in those experiments was observed in 62-70% of the vaccinated animals compared to protection levels between 0-30% observed in the control groups.

      The L.E.A.P.S. construct used in this study was a combination of a peptide representing a mouse malaria epitope linked to another peptide, called the T-cell binding ligand, which was designed to specifically stimulate the immune system. Each of these two peptides was given individually as a control. In all experiments, the level of protection achieved after immunization with the L.E.A.P.S. construct was significantly higher than when the two peptides were given individually.

      The studies showed that the protective immune responses required the presence of T- cells having a marker called CD4, typically found on helper T-cells, as well as the presence of gamma Interferon, which suggests that a cellular immune response may be involved in protection.

      In October 1996, the Company and Northeastern Ohio University College of Medicine signed a Collaborative Research Agreement to jointly identify and evaluate Herpes Simplex Virus related peptides. This study made use of the Company's LEAPS technology which combines T-cell binding ligands with small, disease associated, peptide antigens. In the past, some vaccines have worked simply by vaccination with viral proteins (e.g. hepatitis B) to immunize patients. In the case of herpes simplex, that strategy has yet to be proven successful. The purpose of adding the T-cell binding ligand was to increase the effectiveness of the vaccine by directing the immune response to react in the way most likely to eliminate or control the disease agent. To test this hypothesis in herpes simplex, the researchers administered the vaccine with a T-cell binding ligand to one group of mice in order to direct the immune response to the cellular side, which is thought to be protective. The researchers also administered the vaccine to a separate group of mice using a different T-cell binding ligand to direct the immune response to the humoral (antibody) side, which is thought to be non-protective. For both vaccines, the herpes simplex peptide was kept the same. The results of the study indicated that the immunizations allowed the mice to resolve the infection quicker and more effectively resulting in minimal symptoms and mortality. The vaccine inducing a cellular immune response was protective while the vaccine inducing a humoral (antibody) immune response was not protective and actually accelerated disease progression. Two studies with different herpes simplex peptides also showed protection, confirming the results from the prior study. Research conducted pursuant to this study may lead to the future development of a herpes simplex vaccine.

      In May 1998, the Company announced the receipt of a Phase I $100,000 research grant to fund further animal studies with its herpes simplex vaccine. This grant was given pursuant to the Small Business Innovation Research Program of the National Institute of Allergy and Infectious Diseases.

      In October 2000, the Company received approval for funding of a Phase II grant from the National Institute of Allergy and Infectious Diseases. This grant was awarded following the successful completion of studies, funded by the Phase I grant, which showed increased protection from death in an animal challenge model of herpes simplex. The Phase II grant, worth about $764,000 over two years, will support the further development of a herpes simplex virus vaccine based on the Company's L.E.A.P.S. technology.

      Conservative estimates of those individuals who have genital infections are 30-40 million in the U.S. Oral herpetic infections are of a greater frequency. In newborns or in immunosuppressed patients (e.g. AIDS), herpes can lead to serious illness and death. Vaccination against herpes simplex virus may prevent or treat herpes simplex infection. Unlike most other viruses, once infected, a herpes virus remains in hiding within an individual and is reactivated often by stress-inducing factors. For some individuals, recurrences may take place on a monthly basis. Although there are antiviral drugs which are used to prevent serious disease and lessen the symptoms, there is currently no method to effectively prevent initial infection, to eliminate the virus from an infected person, or to prevent recurrences.

      Scientists at Northeastern Ohio University College of Medicine have been working on methods of treating and detecting the herpes virus for over fifteen years.

      In November 1999, the Company announced a collaborative study for the treatment, and possible prevention, of autoimmune myorcarditis with researchers at the Department of Pathology, the Johns Hopkins Medical Institutions, Baltimore, Maryland.

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

      In November 1999, the Company also announced that it has entered into a research collaboration agreement with research scientists at the Max-Delbruck Center for Molecular Medicine in Berlin, Germany. The goal of the collaboration is to develop a therapeutic vaccine for breast and/or colon cancer.

      The collaboration will make use of the L.E.A.P.S. technology, in combination with the specialized cancer antigen and animal testing model knowledge of the team in Berlin. The work is being conducted under the umbrella of the Biological Therapeutic Development Group of the European Office for Research and Treatment of Cancer.

      The L.E.A.P.S. technology was acquired from Cell-Med, Incorporated ("CELL-MED") in consideration for the Company's payment of $56,000 plus the issuance, during 1997, of 33,378 shares of the Company's common stock. The Company must pay CELL-MED additional payments of up to $600,000, depending upon the Company's ability to obtain regulatory approval for clinical studies using the technology. In addition, should the Company receive FDA approval for the sale of any product incorporating the technology, the Company is obligated to pay CELL-MED an advance royalty of $500,000, a royalty of 5% of the sales price of any product using the technology, plus 15% of any amounts the Company receives as a result of sublicensing the technology. So long as the Company retains rights in the technology, the Company has also agreed to pay the future costs associated with pursuing and/or maintaining CELL-MED's patents and patent applications relating to the technology. The technology obtained from CELL-MED is covered by several U.S. and European patents. Additional patent applications are pending.

AIDS VACCINE

      The Company is involved in the development of a preventive vaccine against HIV infection. This vaccine has completed Phase II human clinical trials in the Netherlands. The vaccine, which is derived from the Company's HGP-30 technology, is primarily directed against HIV subtype C, the most prevalent HIV subtype in Africa and other third world countries. Currently the Company is no longer pursuing further development of an AIDS vaccine because of the political position of certain African governments towards an AIDS vaccine.

      HGP-30 is a thirty amino acid region of the p17 core protein of HIV. The Company has decided to produce HGP-30 as a synthetic peptide because peptides are inexpensive to manufacture and cannot infect a person with HIV. The Company holds proprietary rights to certain synthesized components of the p17 core protein.

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

      In the AIDS Research and Human Retroviruses paper, Dr. Prem Sarin, the Company's former Senior Vice President of Research, Infectious Diseases, reported that the evaluation of blood obtained from mice immunized with HGP-30 AIDS vaccine, in the presence of the adjuvant alum, a material needed to stimulate immune response to vaccines, showed recognition of the corresponding regions of the HIV subtypes A, B, C and E. However, if alum was replaced with newer adjuvants, the recognition of some HIV subtypes was improved and the levels of antibody isotypes used as surrogate markers for cellular immune response were increased 2 to 4 fold.

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

      In June 1998, the Institute for Clinical Pharmacology, Pharma BioResearch, Netherlands, started inoculating the first volunteers with the Company's HGP-30W AIDS vaccine in the European Phase II AIDS vaccine study. In the trial, 29 healthy, HIV-negative volunteers received one of the three different dosages of the vaccine. Preliminary results suggest that the vaccine is safe and induces both cellular (i.e., T-cell) and humoral (i.e., antibody) immune responses.

      Following the completion of the current Phase II study involving HPG-30W, the Company will no longer commit its resources toward the further development of this vaccine. Although the Company will attempt to continue the development of HPG-30W by means of joint ventures or licensing arrangements with third parties, the Company will focus its efforts on the further development of MULTIKINE.

      Although there has been important independent research showing the possible significance of the p17 region of HIV-1, there can be no assurance that the Company's technology will be effective in the prevention, diagnosis or treatment of AIDS. There can be no assurance that other companies will not develop a product that is more effective or that the Company ultimately will be able to develop and bring a product to market in a timely manner that would enable it to derive commercial benefits.

      In January 1991, the Company's wholly owned subsidiary, Viral Technologies, Inc. ("VTI") was awarded a U.S. patent covering the exclusive production, use and sale of HGP-30. In February 1993, VTI was awarded a European patent covering HGP-30 and certain other peptides. Prior to October 1995, VTI was 50% owned by the Company and 50% owned by Alpha 1 Biomedicals, Inc. In October 1995, the Company acquired Alpha 1's interest in VTI in exchange for 159,170 shares of the Company's common stock.

RESEARCH AND DEVELOPMENT

      Since 1983, and through September 30, 2000, approximately $32,245,000 has been expended on Company-sponsored research and development, including approximately $4,982,000, $4,461,000 and $3,834,000, respectively during the years ended September 30, 2000, 1999 and 1998.

      The costs associated with the clinical trials relating to the Company's technologies, research expenditures and the Company's administrative expenses have been funded with the public and private sales of shares of the Company's common stock and borrowings from third parties, including affiliates of the Company.

      The Company has a Scientific Advisory Board ("SAB") comprised of scientists distinguished in biomedical research in the field of cytokines and related areas. From time to time, members of the SAB advise the Company on its research activities. Institutions with which members of the SAB are affiliated have in the past conducted and may in the future conduct Company-sponsored research. The SAB has in the past and may in the future, at its discretion, invite other scientists to opine in confidence on the merits of the Company-sponsored research. Members of the SAB receive $500 per month from the Company.

      The members of the Company's SAB are:

     Evan M. Hersh, M.D. - Professor of Medicine, Microbiology and Immunology, Assistant Director of Experimental Therapeutics and Translational Research, Arizona Cancer Center, Tucson.

     Michael J. Mastrangelo, M.D. - Professor of Medicine, Jefferson Medical College, Philadelphia, Pennsylvania; and Associate Clinical Director, Jefferson Cancer Center, Philadelphia, Pennsylvania.

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

      There can be no assurance that the Company will be successful in obtaining approvals from any regulatory authority to conduct further clinical trials or to manufacture and sell its products. The lack of regulatory approval for the Company's products will prevent the Company from generally marketing its products. Delays in obtaining regulatory approval or the failure to obtain regulatory approval in one or more countries may have a material adverse impact upon the Company's operations.

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

      Competition to develop treatments or vaccines for the control of AIDS is intense. Many of the pharmaceutical and biotechnology companies around the world are devoting substantial sums to the research and development of technologies useful in these areas. The Company's experimental HGP-30 AIDS vaccine, if successful, would likely face intense competition from other companies seeking to find alternative or better ways to prevent and treat AIDS.

      The Company may encounter problems, delays and additional expenses in developing marketing plans with outside firms. In addition, the Company may experience other limitations involving the proposed sale of its products, such as uncertainty of third-party reimbursement. There is no assurance that the Company can successfully market any products which they may develop or market them at competitive prices.

      Some of the clinical trials funded to date by the Company have not been approved by the FDA, but rather have been conducted pursuant to approvals obtained from certain states and foreign countries. Conducting clinical studies in foreign countries is normal industry practice since these studies can often be completed in less time and are less expensive than studies conducted in the U.S. Conducting clinical studies in foreign countries is also beneficial since the Company will need the approval from a foreign country prior to the time the Company can market any of its drugs in the foreign country. However, since the results of these clinical trials may not be accepted by the FDA, competitors which are conducting clinical trials approved by the FDA may have an advantage in that the products of such competitors are further advanced in the regulatory process than those of the Company. The Company is conducting its trials in compliance with internationally recognized standards, which by following the Company anticipates obtaining acceptance from world regulatory bodies, including the FDA.

ITEM 2.  PROPERTIES

      The Company leases office space at 8229 Boone Blvd., Suite 802, Vienna, Virginia at a monthly rental of approximately $7,600. The Company believes this arrangement is adequate for the conduct of its present business.

      In October 2000, the Company expanded its fully-equipped laboratory facilities by 6,200 square feet to 17,900 square feet. This space is leased by the Company for approximately $10,450 per month. The laboratory lease expires in 2004, with extensions available until 2014.

ITEM 3.  LEGAL PROCEEDINGS

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of December 22, 2000 there were approximately 2,600 record holders of the Company's common stock. The Company's common stock is traded on the American Stock Exchange. Set forth below are the range of high and low quotations for the Company's common stock for the periods indicated as reported the American Stock Exchange. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

         Quarter Ending                High             Low
         --------------                ----             ---
          12/31/98                   $  3.50            $1.50
           3/31/99                   $  2.75            $1.63
           6/30/99                   $  3.38            $1.81
           9/30/99                   $  3.81            $1.88

          12/31/99                   $  3.06            $2.18
           3/31/00                   $  9.87            $2.25
           6/30/00                   $  6.37            $2.75
           9/30/00                   $  3.56            $2.20

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

                                     For the Years Ended September 30,
                           -----------------------------------------------------
                           2000        1999        1998       1997      1996
                           ----        ----        ----       ----      ----
Investment Income and
 Other Revenues:         $442,551    $469,518   $792,994   $438,145  $ 322,370

Expenses:
Research and
 Development            4,978,714   4,461,051  3,833,854  6,011,670  3,471,477
Depreciation and
 Amortization             220,994     268,210    295,331    313,547    290,829
General and
  Administrative        3,721,240   3,230,982  3,106,492  2,302,386  2,882,958
Equity in loss of
 joint venture                 --          --         --         --      3,772
                       ---------------------------------------------------------

Net Loss            $(8,478,397)$(7,490,725)$(6,442,683)$(8,189,458)$(6,326,666)
                     =========== ===========  ========== =========== ===========

Loss per common share
(basic and diluted)       $(0.44)     $(0.52)     $(0.74)    $(1.00)   $(1.16)

Weighted average common
  Shares outstanding   19,259,190  14,484,352 11,379,437   9,329,419 6,425,316

Balance Sheet Data:
------------------
                                              September 30,
                          ------------------------------------------------------
                         2000        1999        1998       1997        1996
                         ----        ----        ----       ----        ----

Working Capital      $11,725,940  $6,152,715 $12,926,014 $4,581,247 $10,266,104
Total Assets          13,808,882   7,559,772  14,431,813  6,334,397  11,878,370
Total Liabilities        847,423     461,586     456,529    508,617     294,048
Shareholders' Equity  12,961,459   7,098,186  13,975,284  5,825,780  11,584,322

No dividends have been declared on the Company's common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal 2000

      Interest income during the year ended September 30, 2000 reflects interest received and accrued on investments. Research and development expense in 2000 is higher than in 1999 because the Company is running more and larger clinical trials. General and administrative expenses have increased due to the lawsuit brought by former directors which was settled in May of 2000.

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

Fiscal 1998

      Interest income during the year ending September 30, 1998 reflects interest accrued on investments. Interest income increased from fiscal 1997 due to the investment of the proceeds of the sale of the Series D Preferred Stock. Research and development expenses in 1998 are substantially less then the prior period since the costs of acquiring the MULTIKINE license and the L.E.A.P.S. technology were expensed in fiscal 1997. General and administrative expenses increased due to additional employees needed for the Company's increased activity level and charges ($587,377) for options granted to persons other than employees with exercise prices equal to prevailing market prices at the time of grant.

Liquidity and Capital Resources

      The Company has had only limited revenues from operations since its inception in March l983. The Company has relied upon proceeds realized from the public and private sale of its Common Stock to meet its funding requirements. Funds raised by the Company have been expended primarily in connection with the acquisition of an exclusive worldwide license to certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, the repayment of debt, the continuation of
Company-sponsored research and development, administrative costs and construction of laboratory facilities. Inasmuch as the Company does not anticipate realizing revenues until such time as it enters into licensing arrangements regarding the technology and know-how licensed to it (which could take a number of years), the Company is mostly dependent upon the proceeds from the sale of its securities to meet all of its liquidity and capital resource requirements.

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

      In December 1999 and January 2000, the Company sold 1,148,592 shares of its common stock, plus warrants for the purchase of an additional 402,007 shares of common stock to a group of private investors for $2,800,000. The warrants are exercisable at a price of $2.925 per share at any time prior to December 8, 2002. The investors in this private offering also received warrants which allow the investors, under certain circumstances, to acquire additional shares of the Company's common stock at a nominal price in the event (i) the price of the Company's common stock falls below $2.44 per share or (ii) the Company raises in excess of $1,000,000 at a price which is below either the then prevailing market price of the Company's common stock or $2.44 per share. As of December 31, 2000 the investors in the private offering were entitled to receive 213,834 shares of common stock upon the exercise of the warrants.

      In March 2000, the Company sold 1,026,666 shares of its common stock, plus warrants for the purchase of an additional 413,334 shares of common stock, to the same private investors referred to above for $7,700,000. The warrants are exercisable at a price of $8.50 per share at any time prior to March 21, 2003. The investors in this private offering also received warrants which allow the investors, under certain circumstances, to acquire additional shares of the Company's common stock at a nominal price in the event (i) the price of the Company's common stock falls below $7.50 per share or (ii) the Company raises in excess of $1,000,000 at a price which is below either the then prevailing market price of the Company's common stock or $7.50 per share.

      During fiscal 2001, the Company expects that it will spend approximately $5,000,000 on research, development, and clinical trials. The Company plans to use its existing financial resources to fund its research and development program during this period.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

    Name                     Age                   Position

Maximilian de Clara          70     Director and President
Geert R. Kersten, Esq.       41     Director, Chief Executive Officer, Secretary
                                    and Treasurer
Patricia B. Prichep          49     Senior Vice President of Operations
M. Douglas Winship           51     Senior Vice President of Regulatory Affairs
                                    and Quality Assurance

Dr. Eyal Talor               44     Senior Vice President of Research and
                                    Manufacturing
Dr. Daniel H. Zimmerman      59     Senior Vice President of Research, Cellular
                                    Immunology
Michael Luecke               58    Senior Vice President of Business Development
Alexander G. Esterhazy       56     Director
John M. Jacquemin            53     Director
F. Donald Hudson             67     Director

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

      Eyal Talor, Ph.D. has been the Company's Senior Vice President of Research and Manufacturing since March 1994. From October 1993 until March 1994, Dr. Talor was Director of Research, Manufacturing and Quality Control, as well as the Director of the Clinical Laboratory, for Chesapeake Biological Laboratories, Inc. From 1991 to 1993, Dr. Talor was a scientist with SRA Technologies, Inc., as well as the director of SRA's Flow Cytometry Laboratory (1991-1993) and Clinical Laboratory (1992-1993). During 1992 and 1993, Dr. Talor was also the Regulatory Affairs and Safety Officer For SRA. Since 1987, Dr. Talor has held various positions with the John Hopkins University, including course coordinator for the School of Continuing Studies (1989-Present), research associate and lecturer in the Department of Immunology and Infectious Diseases (1987-1991), and associate professor (1991-Present).

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

     F. Donald Hudson has been a director of the Company since May 19, 2000. Mr. Hudson was previously a director of the Company between May 1992 and March 1999. Since October 1995 Mr. Hudson has been a consultant in the biotechnology field. From December 1994 to October 1995 Mr. Hudson was President and Chief Executive Officer of VIMRx Pharmaceuticals, Inc. (now Nexell Corp.). Mr. Hudson was reappointed as a director on May 19, 2000 in connection with the settlement of litigation brought by Mr. Hudson and a former director of the Company

     All of the Company's officers devote substantially all of their time to the Company's business. Messrs. Esterhazy, Jacquemin and Hudson, as directors, devote only a minimal amount of time to the Company.

      The Company has an audit committee and compensation committee. The members of the audit committee are Geert Kersten, Alexander G. Esterhazy and John Jacquemin. The members of the compensation committee are Maximilian de Clara, Alexander Esterhazy and John Jacquemin.

Executive Compensation

      The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal year ended September 30, 2000.

                                                                          All
                                            Other                         Other
                                           Annual    Restric-             Com-
                                           Compen-   ted Stock  Options   pensa-
Name and Princi-   Fiscal   Salary  Bonus  sation     Awards    Granted   tion
pal Position        Year     (1)    (2)     (3)        (4)       (5)       (6)
 ---------------   ------   ------  -----  ------    ---------  -------   ------

Maximilian
de Clara,           2000  $345,583    --   $72,945   $550,000   60,000     $64
President           1999  $335,292    --   $72,945   $435,625  145,000     $63
                    1998  $315,021    --   $81,709         --  164,000     $73

Geert R. Kersten,   2000  $303,049    --   $15,349    $10,375   60,000   $4,114
Chief Executive     1999  $268,480         $15,154    $10,000  145,000   $4,113
Officer, Secretary  1998  $229,533    --   $15,180    $ 7,500  164,000   $5,310
and Treasurer

Patricia B. Prichep 2000  $114,430    --    $3,000     $6,998   23,000     $63
Senior Vice         1999  $107,936    --    $3,000     $6,476   79,500     $63
President
of Operations

M. Douglas Winship, 2000  $154,658    --    $2,400     $9,280   20,000     $64
Senior Vice         1999  $146,609    --    $2,400     $8,797   27,500     $63
President of        1998  $136,918    --    $2,400     $6,240       --   $1,060
Regulatory Affairs
and Quality Assurance

Eyal Talor, Ph.D.   2000  $150,334    --    $3,000     $9,020   50,000     $63
Senior Vice         1999  $139,085    --    $3,000     $8,345   30,000     $63
President of        1998  $130,845    --    $3,000     $5,769   27,000    $958
Research and
Manufacturing

Daniel Zimmerman,   2000  $124,165    --    $3,000     $7,450   20,000     $64
 Ph.D.,             1999  $114,806    --    $3,000     $6,888   45,000     $63
Senior Vice         1998  $106,360    --    $3,000     $4,882   39,000    $822
President of
Cellular Immunology

Michael Luecke,     2000  $150,000    --        --     $9,000       --     $64
Senior Vice         1999  $150,000    --        --     $8,875       --     $63
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

      As of September 30, 2000, the number of shares of the Company's common stock, owned by the officers included in the table above, and the value of such shares at such date, based upon the market price of the Company's common stock were:

      Name                          Shares            Value

      Maximilian de Clara               --               --
      Geert R. Kersten             137,088         $300,223
      Patricia B. Prichep           12,791        $  28,012
      M. Douglas Winship             9,116        $  19,964
      Eyal Talor, Ph.D.             10,182        $  22,299
      Daniel Zimmerman, Ph.D.       27,207        $  59,583
      Michael Luecke                 8,209        $  17,978

      Dividends may be paid on shares of restricted stock owned by the Company's officers and directors, although the Company has no plans to pay dividends.

(5) The shares of Common Stock to be received upon the exercise of all stock options granted during the periods covered by the Table. Includes certain options issued in connection with the Company's Salary Reduction Plans as well as certain options purchased from the Company. See "Options Granted During Fiscal Year Ending September 30, 2000" below.

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

Long Term Incentive Plans - Awards in Last Fiscal Year

      None.

Employee Pension, Profit Sharing or Other Retirement Plans

      During 1993 the Company implemented a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code and covering substantially all the Company's employees. Prior to January 1, 1998 the Company's contribution was equal to the lesser of 3% of each employee's salary, or 50% of the employee's contribution. Effective January 1, 1998 the plan was amended such that the Company's contribution is now made in shares of the Company's common stock as opposed to cash. Each participant's contribution is matched by the Company with shares of common stock which have a value equal to 100% of the participant's contribution, not to exceed the lesser of $1,000 or 6% of the participant's total compensation. The Company's contribution of common stock is valued each quarter based upon the closing price of the Company's common stock. The fiscal 2000 expenses for this plan were $102,559. Other than the 401(k) Plan, the Company does not have a defined benefit, pension plan, profit sharing or other retirement plan.

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

      Effective August 1, 2000, the Company entered into a three-year employment agreement with Mr. Kersten. The employment agreement provides that during the term of the employment agreement the Company will pay Mr. Kersten an annual salary of $336,132, subject to the minimum annual increases of 5% per year. In the event there is a change in the control of the Company, the agreement allows Mr. Kersten to resign from his position at the Company and receive a lump-sum payment from the Company equal to 24 months salary. For purposes of the employment agreement a change in the control of the Company means: (1) the merger of the Company with another entity if after such merger the shareholders of the Company do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of the Company; (3) the acquisition by any person of more than 50% of the Company's common stock; or
(4) a change in a majority of the Company's directors which has not been approved by the incumbent directors.

Compensation Committee Interlocks and Insider Participation

     The Company has a compensation committee comprised of all of the Company's directors, with the exception of Mr. Kersten. During the year ended September 30, 2000, Mr. de Clara was the only officer participating in deliberations of the Company's compensation committee concerning executive officer compensation.

      During the year ended September 30, 2000, no director of the Company was also an executive officer of another entity, which had an executive officer of the Company serving as a director of such entity or as a member of the compensation committee of such entity.

Stock Options

      The following tables set forth information concerning the options granted during the fiscal year ended September 30, 2000, to the persons named below, and the fiscal year-end value of all unexercised options (regardless of when granted) held by these persons.

                Options Granted During Fiscal Year Ending September 30, 2000
                ------------------------------------------------------------
                                Individual Grants
--------------------------------------------------------------------------------
                                                                   Potential
                                                                   Realizable
                                                                Value at Assumed
                               % of Total                       Annual Rates of
                                 Options                          Stock Price
                                Granted to  Exercise              Appreciation
                   Options     Employees in Price Per Expiration   for Option
Name               Granted (#) Fiscal Year   Share      Date        Term (1)
------             ----------- ------------ --------- ----------  -------------
                                                                  5%         10%
                                                                 ---         ---

Maximilian
de Clara            60,000         15%        $3.06    4/19/10 $115,200 $292,611

Geert R. Kersten    60,000         15%        $3.06    4/19/10 $115,200 $292,611

Patricia B. Prichep 23,000        5.8%        $4.00    2/02/10 $ 57,858 $146,510

Eyal Talor, Ph.D.   50,000      12.6%      $2.56    11/27/09   $ 80,000 $204,000

M. Douglas Winship  20,000         5%      $5.37     4/03/10   $ 67,543 $171,160

Daniel Zimmerman,
Ph.D.               20,000         5%      $4.00     2/02/10   $ 50,300 $127,400

(1) The potential realizable value of the options shown in the table assuming the market price of the Company's Common Stock appreciates in value from the date of the grant to the end of the option term at 5% or 10%.

                   Option Exercises and Year-End Option Values

                                                                Value (in $) of
                                                                  Unexercised
                                                Number of        In-the-Money
                                               Unexercised     Options at Fiscal
                          Shares               Options (3)        Year-End (4)
                                               ------------    -----------------
                     Acquired On     Value       Exercisable/      Exercisable/
Name                 Exercise (1) Realized (2) Unexercisable     Unexercisable
----                 ------------ ------------ -------------   -----------------

Maximilian de Clara   373,667     $1,436,548   295,000/109,999    25,916/4,333
Geert R. Kersten       50,750       $137,310  1,020,001/109,999   25,916/4,333
Patricia Prichep       23,000        $89,900   190,834/38,666     12,525/1,300
M. Douglas Winship      2,000         $4,510    82,500/30,000     3,775/1,300
Eyal Talor             91,334       $274,626    70,833/18,333     3,366/1,733
Daniel Zimmerman       24,000       $141,120    91,000/35,000     8,150/1,300
Michael Luecke         10,000        $44,425    40,000/50,000        --/--

(1) The number of shares received upon exercise of options during the fiscal year ended September 30, 2000.

(2) With respect to options exercised during the Company's fiscal year ended September 30, 2000, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of September 30, 2000, separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of September 30, 2000, the market value of the stock underlying those options as of September 30, 2000.

Stock Option and Bonus Plans

      The Company has Incentive Stock Option Plans, Non-Qualified Stock Option Plans and Stock Bonus Plans. A summary description of these Plans follows. In some cases these Plans are collectively referred to as the "Plans".

      Incentive Stock Option Plan. The Incentive Stock Option Plans collectively authorize the issuance of up to 1,600,000 shares of the Company's Common Stock to persons that exercise options granted pursuant to the Plan. Only Company employees may be granted options pursuant to the Incentive Stock Option Plan.

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

      Non-Qualified Stock Option Plan. The Non-Qualified Stock Option Plans collectively authorize the issuance of up to 3,260,000 shares of the Company's Common Stock to persons that exercise options granted pursuant to the Plans. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of the Company's Common Stock on the date the option is granted.

      Stock Bonus Plan. Up to 840,000 shares of Common Stock may be granted under the Stock Bonus Plan. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

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

      Summary. The following sets forth certain information, as of November 30, 2000, concerning the stock options and stock bonuses granted by the Company. Each option represents the right to purchase one share of the Company's Common Stock.

                             Total        Shares
                            Shares     Reserved for    Shares       Remaining
                           Reserved    Outstanding    Issued as   Options/Shares
Name of Plan              Under Plans    Options     Stock Bonus    Under Plans
------------              -----------  -----------   -----------  --------------

Incentive Stock
 Option Plans              1,600,000    1,046,766        N/A         466,649

Non-Qualified Stock
 Option Plans              3,260,000    1,839,806        N/A         272,733

Stock Bonus Plans            840,000          N/A     496,293        343,707

      Of the shares issued pursuant to the Company's Stock Bonus Plans 92,889 shares were issued as part of the Company's contribution to its 401(k) plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of November 30, 2000, information with respect to the only persons owning beneficially 5% or more of the outstanding Common Stock and the number and percentage of outstanding shares owned by each director and officer and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of Common Stock.

Name and Address                   Number of Shares  (1)   Percent of Class (4)
----------------                   -----------------       ----------------

Maximilian de Clara                  295,000                      *
Bergstrasse 79
6078 Lungern,
Obwalden, Switzerland

Geert R. Kersten                    1,157,089 (2)                5.4%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Patricia B. Prichep                   203,625                     *
8229 Boone Blvd., Suite 802
Vienna, VA  22182

M. Douglas Winship                     91,616                     *
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Eyal Talor, Ph.D.                      81,015                     *
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Daniel H. Zimmerman, Ph.D.            118,207                     *
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Michael Luecke                         58,209                     *
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Alexander G. Esterhazy                 20,000                     *
20 Chemin du Pre-Poiset
CH- 1253 Vandoeuvres
Geneve, Switzerland

John M. Jacquemin                     424,894 (3)                 *
8614 Westwood Center Drive
Vienna, VA 22182

F. Donald Hudson                      127,200                     *
40 Moorings Road
Marion, MA  02738

All Officers and Directors          2,576,855                   11.4%
as a Group (10 persons)

*    Less than 1%

(1) Includes shares issuable prior to February 28, 2001 upon the exercise of options or warrants granted to the following persons:

                                          Options or Warrants Exercisable
      Name                                    Prior to February 28, 2001
      ----                                -----------------------------------

      Maximilian de Clara                          295,000
      Geert R. Kersten                           1,020,001
      Patricia B. Prichep                          198,501
      M. Douglas Winship                            82,500
      Eyal Talor, Ph.D.                             70,833
      Daniel H. Zimmerman, Ph.D.                   102,667
      Michael Luecke                                50,000
      Alexander G. Esterhazy                        20,000
      John M. Jacquemin                            140,610
      F. Donald Hudson                             127,000

      See Item 11 of this report for information concerning outstanding stock options.

(2) Amount includes shares held in trust for the benefit of Mr. Kersten's minor children. Geert R. Kersten is the stepson of Maximilian de Clara.

(3)  Includes  shares  held by  Mooring  Capital,  a company  controlled  by Mr.
     Jacquemin

(4) Amount includes shares referred to in (1) above but excludes shares which may be issued upon the exercise or conversion of other options, warrants and other convertible securities previously issued by the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   See the Financial Statements attached to this Report.

      (b) The Company did not file any reports on Form 8-K during the quarter ended September 30, 2000.

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

10(e) Employment Agreement with           _______________________________
      Geert Kersten

10(i) Securities Purchase Agreement       Incorporated by reference to Exhibit
      (with schedule)                    10(i) to Cel-Sci Registration Statement
                                          on Form S-3 (Commission File Number
                                          333-94675).

10(j) Form of Callable (Series A) Warrant Incorporated by reference to Exhibit 10(j) to Cel-Sci Registration Statement on Form S-3 (Commission File Number 333-94675).

10(k) Form of Adjustable (Series B)       Incorporated by reference to Exhibit
      Warrant                            10(k) to Cel-Sci Registration Statement
                                          on Form S-3 (Commission File Number
                                          333-94675).

10(l) Registration Rights Agreement       Incorporated  by reference  to Exhibit
                                         10(l) to Cel-Sci Registration Statement
                                          on Form S-3 (Commission File Number
                                          333-34604).

10(m) Securities Purchase Agreement,      Incorporated by reference to Exhibit
      together with Schedule required     10(m) to Cel-Sci Registration
      by Instruction 2 to Item 601 of     Statement on Form S-3 (Commission
      Regulation S-K                      File Number 333-34604)

10(n) Form of Callable (Series C) Warrant Incorporated by reference to Exhibit 10(n) to Cel-Sci Registration Statement on Form S-3 (Commission File Number 333-34604).

10(o) Form of Adjustable (Series D) Warrant Incorporated by reference to Exhibit 10(o) to Cel-Sci Registration Statement on Form S-3 (Commission File Number 333-34604).

10(p) Registration Rights Agreement       Incorporated by reference to Exhibit
                                          10(p) to Cel-Sci Registration
                                          Statement on Form S-3 (Commission File
                                          Number 333-34604).

23    Consent of accountants              ________________________________

27    Financial data schedule             ________________________________

   (d) Financial statement schedules.     None

CEL-SCI CORPORATION

Consolidated Financial Statements for the Years
Ended September 30, 2000, 1999, and 1998,
and Independent Auditors' Report

CEL-SCI CORPORATION

TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                       Page

INDEPENDENT AUDITORS' REPORT                                            F-1

CONSOLIDATED  FINANCIAL STATEMENTS FOR THE
YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998:

  Consolidated Balance Sheets                                           F-2

  Consolidated Statements of Operations                                 F-3

  Consolidated Statements of Comprehensive Loss                         F-4

  Consolidated Statements of Stockholders' Equity                       F-5

  Consolidated Statements of Cash Flows                              F-6 - F-7

  Notes to Consolidated Financial Statements                         F-8 - F-17

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of CEL-SCI Corporation:

We have audited the accompanying consolidated balance sheets of CEL-SCI Corporation and subsidiaries (the Company) as of September 30, 2000 and 1999, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CEL-SCI Corporation and its subsidiaries as of September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with generally accepted accounting principles in the United States of America.


Deloitte & Touche LLP

McLean, Virginia
November 17, 2000

CEL-SCI CORPORATION

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------

ASSETS                                                     2000          1999

CURRENT ASSETS:
    Cash and cash equivalents                           $6,909,263    $2,747,644
    Investment securities available for sale             3,760,922     3,191,491
    Interest and other receivables                          39,252        62,825
    Prepaid expenses                                     1,838,376       514,572
    Advances to officer/shareholder and employees              728        69,448

                      Total current assets              12,548,541     6,585,980

RESEARCH AND OFFICE EQUIPMENT - Less accumulated
    depreciation of $1,721,336 and $1,563,586              594,919       468,627

DEPOSITS                                                   139,828        14,828

PATENT COSTS - Less accumulated amortization
    of $574,362 and $511,118                               525,594       490,337
                                                        ----------     ---------

                                                       $13,808,882    $7,559,772
                                                       ===========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses               $  822,601     $ 433,265
                                                        ----------     ---------

                      Total current liabilities            822,601       433,265

DEFERRED RENT                                               24,822        28,321
                                                        ----------     ---------

                     Total liabilities                     847,423       461,586
                                                        ----------     ---------

STOCKHOLDERS' EQUITY:
    Common stock, $.01 par value - authorized,
100,000,000 shares;
        issued and outstanding, 20,459,700 and
17,002,341 shares                                         204,597        170,023
    Additional paid-in capital                         73,924,653     59,672,652
    Accumulated other comprehensive loss                  (61,564)     (116,659)
    Accumulated deficit                               (61,106,227)  (52,627,830)
                                                      -----------   ------------

                   Total stockholders' equity          12,961,459      7,098,186
                                                      -----------   ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 13,808,882    $ 7,559,772
                                                     ============   ============

See notes to consolidated financial statements.

CEL-SCI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

                                               2000         1999        1998

INVESTMENT INCOME                          $ 402,011     $ 402,831    $ 728,421

OTHER INCOME                                  40,540        66,687       64,573
                                            --------      --------      --------

           Total income                      442,551       469,518      792,994
                                            --------      --------      --------

OPERATING EXPENSES:
    Research and development               4,978,714     4,461,051    3,833,854
    Depreciation and amortization            220,994       268,210      295,331
    General and administrative             3,721,240     3,230,982    3,106,492
                                           ---------     ---------    ----------

             Total operating expenses      8,920,948     7,960,243    7,235,677
                                           ---------     ---------    ----------

NET LOSS                                   8,478,397     7,490,725    6,442,683

ACCRETION OF PREFERRED STOCK                       -             -    1,980,000
                                           ---------     ---------    ----------

NET LOSS ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                          $8,478,397    $7,490,725   $8,422,683
                                          ==========    ==========   ===========

LOSS PER COMMON SHARE (BASIC)             $     0.44    $     0.52   $     0.74
                                          ==========    ==========   ===========

LOSS PER COMMON SHARE (DILUTED)           $     0.44    $     0.52   $     0.74
                                          ==========    ==========   ===========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                           19,259,190    14,484,352   11,379,437
                                          ==========    ==========   ===========


See notes to consolidated financial statements.

CEL-SCI CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

                                                 2000       1999       1998

NET LOSS ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                            $8,478,397   $7,490,725  $8,422,683

OTHER COMPREHENSIVE LOSS - Unrealized (gain)
    loss on investments                        (55,095)      68,368      44,792
                                            -----------  ----------  -----------

COMPREHENSIVE LOSS                           8,423,302    7,559,093   8,467,475
                                            ===========  ==========  ===========


See notes to consolidated financial statements.

CEL-SCI CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY
YEARS ENDED SEPTEMBER 30, 2000, 1999, AND
1998
--------------------------------------------------------------------------------

                                                                                      Accumulated
                                 Preferred                             Additional        Other
                               Series D Stock       Common Stock        Paid-In      Comprehensive       Accumulated
                             Shares      Amount  Shares      Amount      Capital     (Loss) Income         Deficit          Total


BALANCE, OCTOBER 1, 1997          -          -  10,445,691  $104,457   $44,419,244      $(3,499)       $(38,694,422)     $5,825,780


 Exercise of stock options        -          -     300,048     3,000       882,372            -                   -         885,372
 Exercise of warrants             -          -     768,243     7,682     3,621,744            -                   -       3,629,426
 Stock options issued to
  nonemployees for services       -          -           -         -       564,031            -                   -         564,031
 Issuance - Series D
  preferred stock, net of
  offering costs             10,000        100           -         -     9,499,900            -                   -       9,500,000
 Preferred Series D
   conversion                  (998)       (10)    441,333     4,413        (4,403)           -                   -               -
 401(k) contributions             -          -      17,380       174        57,976            -                   -          58,150
 Change in unrealized
   gain (loss) of
   marketable securities
   available for sale             -          -           -         -             -      (44,792)                  -         (44,792)
    Net loss                      -          -           -         -             -            -          (6,442,683)     (6,442,683)
                              ------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 1998   9,002         90   11,972,695  119,726    59,040,864      (48,291)        (45,137,105)     13,975,284

 Exercise of stock options        -          -       28,500      285        70,965            -                   -          71,250
 Stock options issued to
   nonemployees
   for services                   -          -            -        -        88,166            -                   -          88,166
 Preferred Series D
   conversion                (9,002)       (90)   4,760,126   47,602       (47,512)           -                   -               -
 401(k) contributions             -          -       41,020      410        86,544            -                   -          86,954
 Stock bonus to officer           -          -      200,000    2,000       433,625            -                   -         435,625
 Change in unrealized gain
   (loss) of marketable
   securities available
   for sale                       -          -            -        -             -      (68,368)                  -         (68,368)
    Net loss                      -          -            -        -             -            -          (7,490,725)     (7,490,725)
                             -------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 1999       -          -   17,002,341  170,023    59,672,652     (116,659)        (52,627,830)      7,098,186

    Exercise of stock options     -          -    1,047,612   10,476     3,646,991            -                   -       3,657,467
    Issuance - common stock       -          -    2,175,258   21,753     9,958,247            -                   -       9,980,000
    401(k) contributions          -          -       34,489      345        98,762            -                   -          99,107
    Stock bonus to officer        -          -      200,000    2,000       548,000            -                   -         550,000
 Change in unrealized gain
  (loss) of marketable
  securities available
  for sale                        -          -            -        -             -       55,095                   -          55,095
    Net loss                      -          -            -        -             -            -          (8,478,397)     (8,478,397)
                             -------------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2000       -         $-   20,459,700 $204,597   $73,924,653     $(61,564)       $(61,106,227)    $12,961,459
                             =======================================================================================================



See notes to consolidated financial statements.

CEL-SCI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

                                                  2000        1999       1998

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                 $(8,478,396) (7,490,725)(6,442,683)
    Adjustments to reconcile net loss
     to net cash used in operating
     activities:
        Depreciation and amortization            220,994     268,210    295,331
        Issuance of stock options for services         -      88,166    564,031
        Stock bonus granted to officer           550,000     435,625          -
        Stock contributed to 401(k) plan          99,107      86,954     58,150
        Net realized loss on sale of
           securities                             49,962     151,349          9
        Changes in assets and liabilities:
          Increase in interest and other
            receivables                           23,573       6,984     36,625
          (Increase) decrease in prepaid
            expenses                          (1,323,804)    209,262   (313,046)
          Decrease (increase) in advances         68,720     (69,275)     4,733
          (Increase) decrease in deposits       (125,000)          -      3,350
          Decrease (increase) in accounts
             payable and accrued expenses        389,336       6,118    (54,440)
          (Increase) decrease in deferred
             rent                                 (3,499)     (1,061)     2,352
                                                  --------   --------     -----

             Net cash used in
                   operating activities       (8,529,007) (6,308,393)(5,845,588)

CASH FLOWS PROVIDED BY (USED IN)
    INVESTING ACTIVITIES:
    Purchases of investments                  (2,000,587) (235,698) (13,480,816)
    Sales and maturities of investments        1,436,289 6,499,801    4,501,828
    Repayment on note receivable from
shareholder                                            -    70,809      216,066
    Expenditures for property and equipment     (284,043)  (60,552)     (70,559)
    Expenditures for patents                     (98,500) (102,798)     (35,211)
                                                --------- ----------   --------

           Net cash (used in) provided by
               investing activities             (946,841) 6,171,562  (8,868,692)
                                                --------- ---------  -----------


                                                                 (Continued)

CEL-SCI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2000, 1999, AND 1998
--------------------------------------------------------------------------------

                                                  2000        1999       1998

CASH FLOWS PROVIDED BY
    FINANCING  ACTIVITIES:
    Cash proceeds from issuance of preferred
and common stock and warrant conversion
 for cash                                     13,637,467    71,250   14,018,899
                                              ------------  -------- ----------

                   Net  cash provided by
                     financing activities     13,637,467    71,250   14,018,899
                                              ------------  -------- ----------

NET INCREASE (DECREASE) IN CASH                4,161,619   (65,581)    (695,381)

CASH, BEGINNING OF YEAR                        2,747,644 2,813,225    3,508,606
                                               --------- ---------   -----------

CASH, END OF YEAR                             $6,909,263 $2,747,644  $2,813,225
                                              ========== ==========  ==========

SUPPLEMENTAL DISCLOSURES:

     At September 30, 2000,  1999, and 1998,  the net unrealized  gain (loss) on
investments   available-for-sale   was  $61,564,   $(116,659),   and   (48,291),
respectively.

    During the year ended September 30, 1999, 9,002 shares of Series D Preferred Stock were converted into 4,760,126 shares of common stock.

                                                                   (Concluded)


See notes to consolidated financial statements.

CEL-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CEL-SCI Corporation (the Company) was incorporated on March 22, 1983, in the State of Colorado, to finance research and development in biomedical science and ultimately to engage in marketing products.

Significant accounting policies are as follows:

        Principles of Consolidation - The consolidated financial statements include the accounts of CEL-SCI Corporation and its wholly owned subsidiaries, Viral Technologies, Inc., and MaxPharma AG. All significant intercompany transactions have been eliminated upon consolidation.

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

        Research and Development Costs - Research and development expenditures are expensed as incurred. The Company has an agreement with an unrelated corporation for the production of MULTIKINE, which is the Company's only product source.

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

        Prepaid Expenses - The majority of prepaid expenses consist of manufacturing production advances, bulk purchases of laboratory supplies to be consumed in the manufacturing of the Company's product for clinical studies and the cost of options for nonemployee services.

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

        Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

        Reclassifications - Certain reclassifications have been made to the 1999
        and  1998  financial   statements  to  conform  with  the   current-year
        presentation.

2.  INVESTMENTS

The   carrying    values   and   estimated    market   values   of   investments
available-for-sale at September 30, 2000 and 1999, are as follows:

                                            September 30, 2000

                                          Gross       Gross       Market Value
                             Amortized   Unrealized Unrealized  at September 30,
                               Cost       Gains      Losses           2000

      Bonds                $ 2,000,000   $4,720        $-        $ 2,004,720

      Fixed income mutual
      funds                  1,822,486        -    (66,284)       1,756,202
                            ----------       --   ---------       ---------

      Total                 $3,822,486   $4,720   $(66,284)      $3,760,922
                            ==========   ======   =========      ==========

                                         September 30, 1999
                                         Gross       Gross       Market Value
                       Amortized       Unrealized  Unrealized  at September 30,
                         Cost            Gains       Losses         1999

      Fixed income
      mutual funds    $3,308,150          $ -      $(116,659)     $3,191,491
                      ----------           --      ----------      ---------

      Total           $3,308,150          $ -      $(116,659)     $3,191,491
                      ============    ========    ===========      ==========

The gross realized gains and losses of sales of investments available-for-sale for the years ended September 30, 2000, 1999, and 1998, are as follows:

                                                 2000       1999      1998
                                                 ----       ----      ----

    Realized gains                              $  -        $ -      $1,485

    Realized losses                           49,962    151,349       1,494
                                              ------   --------     -------

    Net realized loss                       $(49,962) $(151,349)     $  (9)
                                            ========= ==========        ===

3.    RESEARCH AND OFFICE EQUIPMENT

Research and office equipment at September 30, 2000 and 1999, consist of the following:

                                                    2000              1999

    Research equipment                          $ 2,052,082      $ 1,781,666

    Furniture and equipment                         258,780          245,154

    Leasehold improvements                            5,393            5,393
                                                -----------       ----------
                                                  2,316,255        2,032,213

    Less accumulated depreciation and
       amortization                              (1,721,336)      (1,563,586)
                                                ------------      -----------

    Net research and office equipment          $    594,919        $ 468,627
                                               ============       ==========

4.  INCOME TAXES

The approximate tax effect of each type of temporary difference and carryforward that gave rise to the Company's deferred tax assets and liabilities at September 30, 2000 and 1999, is as follows:

                                                      2000          1999

    Depreciation                                  $ (28,964)     $(18,536)

    Prepaid expenses                               (697,848)     (101,769)

    Net operating loss carryforward              22,905,872    17,082,000

    Other                                             9,422        10,751

    Less:  Valuation allowance                  (22,188,482)  (16,972,446)
                                                --------------------------

    Net deferred                                          -             -
                                                ==========================

The  Company  has  available   for  income  tax  purposes  net  operating   loss
carryforwards of approximately $50,242,000, expiring from 2001 through 2020.

In the event of a significant change in the ownership of the Company, the utilization of such carryforwards could be substantially limited.

The difference in the Company's U.S. Federal statutory income tax rate and the Company's effective rate is primarily attributed to the recording of a valuation allowance due to the uncertainty of the amount of future tax benefits that will be realized because it is more likely than not that future taxable income will not be sufficient to realize such tax benefits.

5.    STOCK OPTIONS, BONUS PLAN, AND WARRANTS

Non-Qualified Stock Option Plan - At September 30, 2000, the Company has collectively authorized the issuance of 3,260,000 shares of common stock under the Non-Qualified Plan. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options are to be determined by the Company's Compensation Committee, which administers all of the plans. The Company's employees, directors, officers, and consultants or advisors are eligible to be granted options under the Non-Qualified Plan.

     Information regarding the Company's Non-Qualified Stock Option Plan is summarized as follows:

                                             Outstanding         Exercisable
                                          ------------------- ------------------
                                              Weighted              Weighted
                                              Average                Average
                                              Exercise              Exercise
                                     Shares    Price      Shares      Price

Options outstanding,
 October 1, 1997                   1,672,834  $3.44


   Options granted                   474,700   2.98

   Options exercised                (170,334)  2.92

   Options forfeited                 (17,500)  6.23
                                    ---------


Options outstanding,
  September 30, 1998               1,959,700   3.32      1,315,002    $3.10


   Options granted                   470,959   2.02

   Options forfeited                 (56,602)  4.78
                                  -----------


Options outstanding,
  September 30, 1999               2,374,057   2.80      1,595,934    3.09


   Options granted                   262,500   3.09

   Options exercised                (789,085)  3.41

   Options forfeited                 (46,266)  2.34
                                   ----------


Options outstanding,
  September 30, 2000               1,801,206   3.18      1,547,445   3.19
                                  ==========

     At September 30, 2000, options outstanding and exercisable were as follows:



                                   Weighted Average     Weighted Average                     Weighted Average
Range of              Number        Exercise Price-        Remaining            Number        Exercise Price-
Exercise Prices      Outstanding    Outstanding         Contractual Life      Exercisable      Exerciseble


$1.87-$2.50           688,327          $2.11               3.0 years            633,263             $2.15
$2.56-$3.75           793,246           3.07               3.4 years            625,015              3.06
$3.87-$4.68           174,833           4.13               5.9 years            146,667              4.07
$5.00-$7.25           144,800           5.50               4.3 years            142,500              5.49




During 1999, the Company extended the expiration date on 35,000 options at $2.87 from the Non-qualified Stock Option Plan. The options were to expire March 30, 1999, and were extended to March 30, 2000. The options had originally been granted in December 1994. As of March 30, 2000, all options had been exercised.

During 1999, the Company extended the expiration date on 750 options at $2.87 from the Non-qualified Stock Option Plan. The options were to expire March 31, 1999, and were extended to March 31, 2000. The options had originally been granted in March 1988. As of March 31, 2000, all options had been exercised.

During March 2000, the Company agreed to restore and vest 40,000 options at prices ranging from $5.25 to $5.62, to one former Director and one Director as part of a settlement agreement. The options will expire on September 25, 2006. As of September 30, 2000, 20,000 options had been exercised.

Incentive Stock Option Plan - At September 30, 2000, the Company has collectively authorized the issuance of 1,600,000 shares of common stock under the Incentive Stock Option Plan. Options vest after one year to three-year period and expire no later than ten years after the grant date. Terms of the options are to be determined by the Company's Compensation Committee, which administers all of the plans. Only the Company's employees are eligible to be granted options under the Incentive Plan.

Information regarding the Company's Incentive Stock Option Plan is summarized as follows:

                                              Outstanding       Exercisable
                                            ----------------- ----------------
                                                     Weighted         Weighted
                                                     Average          Average
                                                     Exercise         Exercise
                                             Shares   Price   Shares   Price

Options outstanding, October 1, 1997        573,716   $3.81


   Options granted                          205,500    4.76

   Options exercised                         (3,166)   2.87

   Options forfeited                         (3,666)   5.34
                                          ----------


Options outstanding, September 30, 1998     772,384    4.06   311,622   $3.64


   Options granted                          206,500    2.14

   Options forfeited                         (2,034)   3.70
                                          ----------


Options outstanding, September 30, 1999     976,850    3.71   520,688    3.86


   Options granted                          140,000    3.77

   Options exercised                        (68,418)   4.47

   Options forfeited                         (1,666)   3.38
                                          ----------


Options outstanding, September 30, 2000   1,046,766   3.62    722,435   3.98
                                          ==========

At September 30, 2000, options outstanding and exercisable were as follows:

                                 Weighted    Weighted            Weighted
                                 Average      Average             Average
         Range of    Number    Exercise     Remaining   Number   Exercise
                                Price -                           Price -
         Exercise    OutstandinOutstanding  Contractual ExercisabExercisable
          Prices                               Life
        ------------ ---------------------  ----------- --------------------

          $1.94 -                $2.39      5.4 years              $2.51
           $2.87     322,500                            223,168
          $2.94 -                 3.45      7.4 years               3.47
           $4.31     406,900                            290,567
          $4.50 -                 5.07      7.3 years               5.11
           $6.00     316,766                            208,100
          $11.00         600     11.00      5.7 years       600    11.00



During 1999, the Company extended the expiration date on 23,000 options at $3.25 from the Incentive Stock Option Plan. The options were to expire February 21, 1999, and were extended to February 21, 2000. The options had originally been granted in February 1996. All options were exercised as of September 30, 2000.

Stock Bonus Plan - At September 30, 2000, the Company has authorized the issuance of 840,000 shares of common stock under the Stock Bonus Plan. All employees, directors, officers, consultants, and advisors are eligible to be granted options.

Other Options and Warrants - In connection with the 1992 public offering, 5,175,000 common stock purchase warrants were issued and outstanding at September 30, 1997. Every ten warrants entitled the holder to purchase one share of common stock at a price of $15.00 per share. Subsequently, the expiration date of the warrants was extended to February 1998. Effective June 1, 1997, the exercise price of warrants was lowered from $15 to $6 and only five warrants, rather than 10 warrants, were required to purchase one share of common stock. Subsequent to September 30, 1997, warrant-holders who tendered five warrants and $6.00 between January 9, 1998, and February 7, 1998, would receive one share of the Company's common stock and one new warrant. The new warrants would permit the holder to purchase one share of the Company's common stock at a price of $10.00 per share prior to February 7, 2000. During 1998, the expiration date of the original warrants was extended to July 31, 1998, and 582,025 original warrants were tendered for 116,405 common shares. As of September 30, 1998, the remaining 4,592,975 original warrants had expired.

During 1995, the Company granted a consultant options to purchase 17,858 shares of the Company's common stock. These shares became exercisable on November 2, 1995, and were to expire November 1, 1999. In February 2000, the Company extended the expiration date on the options by one year to February 6, 2001. These options are exercisable at $5.60 per share and as of September 30, 2000, all 17,858 options remain outstanding.

In June and September 1995, the Company completed private offerings whereby it sold a total of 1,150,000 units at $2.00 per unit. Each unit consisted of one share of Common Stock and one warrant. Each warrant entitled the holder to purchase one additional share of Common Stock at a price of $3.25 per share at any time prior to June 30, 1997. All warrants sold in this Offering were exercised during 1996. Additionally, the Company issued to the underwriter warrants to purchase 230,000 equity units. Each unit consisted of one share of the Company's common stock. For the June 1995 private placement, 57,500 equity units were issued at $2.00 per unit and another 57,500 equity units were issued at $3.25 per unit. All units issued in the June 1995 private placement were exercised at September 30, 1996. For the September 1995 private placement, 57,500 equity units were issued at $2.40 per unit and another 57,500 equity units were issued at $3.25 per unit. As of September 30, 1996, 21,890 equity units had been exercised at $3.25 per unit and 21,890 equity units had been exercised at $2.40 per unit. As of September 30, 1997, 35,610 equity units had been exercised at $2.40 per unit and 25,610 equity units were exercised at $3.25 per unit. All remaining 10,000 equity units will expire on February 6, 2001.

During 1997, the Company granted four consultants options to purchase a total of 268,000 shares of the Company's common stock. The fair value of the options is expensed over the life of the consultants' contracts. Of the 268,000 options, 218,000 options became exercisable during 1997 at prices ranging from $2.50 to $4.50. The remaining 50,000 options became exercisable during 1998 at $5.00. During 1997, 50,000 options were exercised at $3.50. During 1998, 114,500 options were exercised at prices ranging from $3.50 to $4.50. During 1999, 18,500 options were exercised at prices ranging from $3.50 to $4.50. In December 1999, the Company extended the expiration date on 10,000 options exercisable at $3.25 per share to June 30, 2000. Subsequently, the expiration date was extended to June 30, 2001. During 2000, 25,000 options were exercised at prices ranging from $2.50 to $3.94. At September 30, 2000, 60,000 options related to the four consultants remained outstanding at prices ranging from $3.50 to $5.00.

During 1998, the Company granted seven consultants options to purchase a total of 282,000 shares of the Company's common stock. The fair value of the options is expensed over the life of the consultants' contracts. All options became exercisable during 1998 that were exercisable at prices ranging from $3.50 to $7.31. During 1998, 22,000 options were exercised at prices ranging from $3.50 to $4.50. During 1999, 75,000 options expired ranging in price from $5.06 to $7.31, and 10,000 options were exercised at a price of $2.50. In December 1999, the Company extended the expiration date on 20,000 options exercisable at $3.94 per share and 10,000 options exercisable at $3.50 per share to June 30, 2000. Subsequently, the expiration date was extended to June 30, 2001. During 2000, 165,000 options were exercised at prices ranging from $2.50 to $5.62. At September 30, 2000, 5,000 options related to the consultants remained outstanding at a price of $3.50 per common share.

During 1999, the Company granted one consultant options to purchase a total of 50,000 shares of the Company's common stock. The fair value of the options is expensed over the life of the consultant's contract. All 50,000 options became exercisable during 1999 at $2.50 per share. At September 30, 2000, all 50,000 options remained outstanding.

In January 1999, the Company revised the terms of 23,500 and 125,000 options granted to consultants in 1997 and 1998, respectively. The terms of the agreements set the exercise price of the 148,500 options at $4.00 and set the expiration date of the options at December 31, 1999. During 1999, 28,500 options to purchase shares were exercised at $2.50 per share. The options were further revised in December 1999 to extend the expiration date to June 30, 2001. During 2000, all 120,000 options to purchase shares were exercised at $2.50 per share.

In connection with the December 1997 private offering, the Company issued to the underwriters warrants to purchase 50,000 shares of common stock at $8.63 per share. The warrants are exercisable at any time prior to December 22, 2000. At September 30, 2000, all warrants remained outstanding.

In connection with the December 1999 private offering, the Company issued 402,007 common stock purchase warrants. Each warrant entitled the holder to purchase one share of common stock at $2.925 per share, expiring December 2002. The investors in this private offering also received warrants that allow investors under certain circumstances to acquire additional shares of the Company's common stock at a nominal price. At September 30, 2000, all warrants remained outstanding.

In connection with the March 2000 private offering, the Company issued 413,334 common stock purchase warrants. Each warrant entitled the holder to purchase one share of common stock at $8.50 per share, expiring March 2003. The investors in this private offering also received warrants that allow investors under certain circumstances to acquire additional shares of the Company's common stock at a nominal price. At September 30, 2000, all warrants remained outstanding.

In October 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). This statement encourages but does not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. If the Company had elected to recognize compensation expense based on the fair value of the awards granted, consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                             Year Ended September 30,
                                       --------------------------------------
                                          2000         1999         1998
                                          ----         ----         ----
                                                    (In Thousands)

Net loss:
    As reported
                                       $(8,478,396)$(7,490,725) $(6,442,638)
    Pro forma
                                       (8,908,999)  (8,124,159)  (7,018,634)

Loss per common share:
    As reported                         $    0.44     $   0.52     $   0.74

    Pro forma
                                             0.46         0.56         0.79

The weighted average fair value at the date of grant for options granted during 2000, 1999, and 1998, was $2.57, $1.21, and $2.17 per option, respectively.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                       2000    1999    1998
                                                       ----    ----    ----

     Expected stock risk volatility                     98 %    91 %   79 %
     Risk-free interest rate
                                                      6.32 %  5.48 %  5.49 %
     Expected life options                            4.91    3.23       2
     Expected dividend yield                             -       -       -

The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of the effect on future amounts.

The Company's stock options are not transferable, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. The Company has based its assumption for stock price volatility on the variance of monthly closing prices of the Company's stock from its initial offering date to the present. The risk-free rate of return used equals the yield on one- to three-year zero-coupon U.S. Treasury issues on the grant date. No discount was applied to the value of the grants for nontransferability or risk of forfeiture.

6.  EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution  retirement plan,  qualifying under
Section 401(k) of the Internal Revenue Code, subject to the Employee Retirement Income Security Act of 1974, as amended, and covering substantially all CEL-SCI employees. Prior to January 1, 1998, the employer contributed an amount equal to 50% of each employee's contribution not to exceed 3% of the participant's salary. Effective January 1, 1998, the plan was amended such that the Company's contribution is now made in shares of the Company's common stock as opposed to cash. Each participant's contribution is matched by the Company with shares of common stock that have a value equal to 100% of the participant's contribution, not to exceed the lesser of $10,000 or 6% of the participant's total compensation. The Company's contribution of common stock is valued each quarter based upon the closing price of the Company's common stock. The expense for the years ended September 30, 2000, 1999, and 1998, in connection with this plan was $99,107, $86,954, and $70,519, respectively.

7.  LEASE COMMITMENTS

Operating Leases - The future minimum annual rental payments due under noncancelable operating leases for office and laboratory space are as follows:

                               Year Ending September 30,

                                         2001
                                                                    $202,934
                                         2002
                                                                     209,490
                                         2003
                                                                     180,035
                                         2004
                                                                      36,565
                                         2005                              -

                          Total minimum lease payments              $629,024
                                                                    ========

Rent expense for the years ended September 30, 2000, 1999, and 1998, was approximately $233,559, $214,205, and $165,067, respectively.
8.  STOCKHOLDERS' EQUITY

During December 1997, the Company issued 10,000 shares of Series D Preferred Stock for $10,000,000. The issuance included 550,000 Series A Warrants and 550,000 Series B Warrants. The number of common shares issuable upon conversion of the Preferred Shares is determinable by dividing $1,000 by $8.28 prior to September 19, 1998, or at any time at which the Company's common stock is $3.45 or less for five consecutive days. On or after September 19, 1998, the number of common shares to be issued upon conversion is determined by dividing $1,000 by the lesser of (1) $8.28 or (2) the average price of the stock for any two trading days during the ten trading days preceding the conversion date. The Series A Warrants are exercisable at any time for $8.62 prior to December 22, 2001, and the Series B Warrants are exercisable at any time for $9.31 prior to December 22, 2001. Each warrant entitles the holder to purchase one share of common stock. At September 30, 1998, 998 shares of Series D Preferred Stock had been converted into 441,333 shares of common stock. At September 30, 1999, 9,002 shares of Series D Preferred Stock had been converted into 4,760,127 shares of common stock. There are no remaining shares of Series D Preferred Stock. All Series A and Series B Warrants issued remain outstanding at September 30, 2000. In connection with the Company's December 1997 $10,000,000 Series D Preferred Stock offering, the Series A and Series B warrants were assigned a relative fair value of $1,980,000 in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, and have been recorded as additional paid-in capital. The $1,980,000 allocated to the warrants was accredited immediately.

9.  LOSS PER SHARE

Basic EPS excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. Potential common shares in the diluted EPS computation are excluded in net loss periods as their effect would be antidilutive. The loss attributable to common stockholders includes the impact of the accretion of Series D Preferred Stock warrants and preferred stock dividends.

                                                     2000     1999     1998
                                                     ----     ----     ----

      Loss per common share (basic and diluted)     $0.44     $0.52   $0.74
                                                    ======    ======  =====

10. RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. The Company does not believe that the adoption of SFAS No. 133 will have a material effect on its financial position or results of operation.

11. SEGMENT REPORTING

The Company adopted Statement of Financial Accounting Standards No. 131, Disclosure about Segments of an Enterprise and Related Information (SFAS No.
131) in the fiscal year ended September 30, 1999. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS No. 131, is the Chief Executive Officer. To date, the Company has viewed its operations as principally one segment, the research and development of certain drugs and vaccines. As a result, the financial information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CEL-SCI CORPORATION


Dated: December 22, 2000               By: /s/ Maximilian de Clara
                                           -----------------------------------
                                             Maximilian de Clara, President


                                       By: /s/ Geert R. Kersten
                                           -----------------------------------
                                             Geert R. Kersten, Chief Executive
                                     Officer


Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                     Date

/s/ Maximilian de Clara         Director and Principal    December 22, 2000
------------------------
Maximilian de Clara             Executive Officer

/s/ Geert R. Kersten            Director, Principal      December   22, 2000
------------------------        Financial Officer and
Geert R. Kersten                Chief Executive Officer

------------------------        Director
Alexander G. Esterhazy

/s/ John M. Jacquemin           Director                  December 22, 2000
-----------------------
John M. Jacquemin

/s/ Donald Hudson               Director                December 22, 2000
------------------------
F. Donald Hudson