Form 10-Q
period 2000-12-31
CEL SCI CORP
filed 2001-02-20
CIK 725363

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000.

                                      OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________.

Commission File Number 0-11503

                              CEL-SCI CORPORATION

        Colorado                                         84-0916344
--------------------------                       -----------------------------
State or other jurisdiction                      (IRS) Employer Identification
     incorporation                                          Number

                         8229 Boone Boulevard, Suite 802
                             Vienna, Virginia 22182
                     Address of principal executive offices

                                 (703) 506-9460
                                 --------------
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes ____X_____                      No __________
                    -

           Class of Stock        No. Shares         Outstanding Date
           --------------        ----------         ----------------
             Common              20,579,265         January 26, 2001


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

                               CEL-SCI CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                     ASSETS
                                   (unaudited)

                                                December 31,      September 30,
CURRENT ASSETS:                                    2000              2000
                                                   ----              ----

  Cash and cash equivalents                  $  3,713,027      $  6,909,263
  Investments, net                              3,789,538         3,760,922
  Interest and other receivables                   29,646            39,252
  Prepaid expenses                              2,442,089         1,838,376
  Advances to officer/shareholder                  20,932               728
                                          ---------------     -------------

     Total Current Assets                       9,995,232        12,548,541

REASEARCH AND OFFICE EQUIPMENT-
  Less accumulated depreciation
  of $1,753,975 and $1,721,336                    601,093           594,919

DEPOSITS                                          139,828           139,828

PATENT COSTS-less accumulated
  amortization of $590,801 and $574,362           527,679            25,594
                                         ---------------- -----------------

                                          $    11,263,832   $    13,808,882
                                           ==============   ===============



            See notes to consolidated condensed financial statements

                               CEL-SCI CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                       LIABILITES AND STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                 December 31,      September 30,
                                                    2000              2000
                                                    ----              ----
CURRENT LIABILITIES:
  Accounts payable                             $  765,032        $  822,601

   Total current liabilities                      765,032           822,601

DEFERRED RENT                                      24,822            24,822
                                             ------------       -----------

   Total liabilities                            $ 789,854         $ 847,423

STOCKHOLDERS EQUITY
  Preferred stock, $.01 par value;
   authorized 1,000,000 shares;
   no shares issued and outstanding
  Common stock, $.01 par value;
   authorized, 100,000,000 shares;
   issued and outstanding, 20,479,265
   and 20,459,700 shares                          204,793           204,597
  Additional paid in capital                   73,951,849        73,924,653
  Net unrealized loss on equity securities        (32,948)          (61,564)
  Deficit                                     (63,649,716)      (61,106,227)
                                              ------------      ------------

TOTAL STOCKHOLDERS' EQUITY                     10,473,978        12,961,459
                                               ----------        ----------

                                            $  11,263,832     $  13,808,882
                                            =============     =============












            See notes to consolidated condensed financial statements

                               CEL-SCI CORPORATION
                               -------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        ---------------------------------
                                   (unaudited)

                                                      Three Months Ended
                                                         December 31,
                                                   2000              1999
                                                   ----              -----
REVENUES:

  Interest income                                $183,211          $ 28,693
  Other income                                     66,597             1,355
                                              ------------       ----------

   TOTAL INCOME                                   249,808            30,048

 EXPENSES:
   Research and development                     2,017,007           995,024
   Depreciation and amortization                   49,079            70,780
   General and administrative                     727,211           668,652
                                              -----------        ----------

     TOTAL OPERATING EXPENSES                   2,793,297         1,734,456
                                                ---------        ----------

 NET LOSS                                      $2,543,489        $1,704,408
                                               ==========        ==========

LOSS PER COMMON SHARE (BASIC)              $         0.12    $         0.10
                                           ==============    ==============

 LOSS PER COMMON SHARE (DILUTED)           $         0.12    $         0.10
                                           ==============    ==============
WEIGHTED AVERAGE COMMON SHARES
           OUTSTANDING                         20,459,913        17,270,008
                                           ==============    ==============












                  See notes to condensed financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                                   (unaudited)
                                                       Three Months Ended
                                                          December 31
                                                     ---------------------
                                                     2000             1999
CASH FLOWS FROM OPERATING ACTIVITIES
NET LOSS                                         $(2,543,489)    $(1,704,408)
Adjustments to reconcile net loss to
net cash used in operating activities:

  Depreciation and amortization                       49,079          70,780
  Stock issued to 401(k)                              27,391          22,498
  Net realized loss on sale of securities                 --          51,918

  Decrease (increase) in receivables                   9,606           7,676
  Decrease (increase) in prepaid expenses           (603,713)         51,151
  Decrease (increase) in advances                    (20,204)         56,154
  Increase (decrease) in accounts payable            (57,569)       (169,757)
                                                     --------       ---------
NET CASH USED IN OPERATING ACTIVITIES             (3,138,899)     (1,613,988)
                                                 ------------    ------------
CASH FLOWS PROVIDED BY (USED IN)
       INVESTING ACTIVITY:
Sales of investments                                      --       1,156,907
Purchase of investments                                   --              --
Purchase of research and office equipment            (38,813)        (31,430)
Patent costs                                         (18,524)        (42,888)
                                                  -----------   -------------
NET CASH USED IN INVESTING ACTIVITY                  (57,337)      1,082,589
                                                    ---------     ----------

CASH FLOWS PROVIDED BY (USED IN)
        FINANCING ACTIVITIES:
  Cash proceeds from issuance of preferred and common
      stock and warrant conversion for cash               --       2,355,000
                                           -----------------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 --       2,355,000
                                          ------------------       ---------
NET INCREASE (DECREASE) IN CASH                   (3,196,236)      1,823,601

CASH AND CASH EQUIVALENTS:
  Beginning of period                              6,909,263       2,746,531
                                                -------------   ------------

End of period                                     $3,713,027      $4,570,132
                                                 ============    ===========


                  See notes to condensed financial statements.

                               CEL-SCI CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                  ---------------------------------------------
                                   (unaudited)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

      Basis of Presentation

      The accompanying financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission for Form 10-Q. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. The reader is referred to the Company's Financial Statements included in the registrant's Annual Report on Form 10-K for the year ended September 30, 2000. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of December 31, 2000 and the results of operations for the three-month period then ended have been made. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.

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

                               CEL-SCI CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED DECEMBER 31, 2000 AND 1999
                 ---------------------------------------------
                                  (unaudited)
                                  (continued)

B.          COMPREHENSIVE LOSS

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

                                      Three months ended      Three months ended
                                       December 31, 2000      December 31, 1999
                                       -----------------      -----------------

   Net Loss                              $2,543,489              $1,704,408
   Other Comprehensive Income:
   Unrealized Loss (Gain) From
     Investments                            (28,617)                (18,713)
                                         ----------              ----------
   Comprehensive Loss                    $2,514,872              $1,685,695
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

      In June 2000, the Company entered into an agreement with Bio Science Contract Production Corp. ("BSCP") whereby BSCP agreed to provide the Company with a facility which will allow the Company to manufacture Multikine in accordance with the Good Manufacturing Practices regulations of the FDA. Company personnel will staff this facility. The Company has the right to extend the term of its agreement with BSCP until December 31, 2006.

Results of Operations

      Interest income during the three months ending December 31, 2000 was higher than it was during the same quarter in 1999 as a result of the Company's larger cash position. Research and development expenses were significantly higher because of the expenses incurred in the validation of the new manufacturing facilities at BSCP (see above). While the expenses during the next fiscal quarter are expected to be high again for the same reason, the Company's cash outflow will decrease significantly in the next quarter since the majority of the expenses at BSCP are prepaid ($1,750,000 at December 31, 2000). General and administrative expenses have increased mostly because of the significantly higher bills from the Company's auditors and higher salaries.

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

                                   PART II

Item 2. Changes in Securities and Use of Proceeds

      During the quarter ended December 31, 2000, 19,565 shares of common stock were issued by the Company as its contribution to the Company's 401(K) Plan. These shares were registered by means of a registration statement on Form S-8.

Item 6.

      (a)    Exhibits

                No exhibits are filed with this report.

      (b)    Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the quarter ended December 31, 2000.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CEL-SCI Corporation



Date: February 14, 2001                    /s/ Geert Kersten
                                          --------------------------------------
                                          Geert Kersten
                                          Chief Executive Officer*




*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.