Form 10-Q
period 2001-03-31
CEL SCI CORP
filed 2001-05-14
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

                                      OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION



Colorado                                               84-0916344
----------                                         ------------------
State or other jurisdiction                         (IRS) Employer
incorporation                                     Identification Number

                        8229 Boone Boulevard, Suite 802
                            Vienna, Virginia  22182
                         -----------------------------
                    Address of principal executive offices

                                (703)  506-9460
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

            Yes ____X_____                      No __________
                    -

Class of Stock              No. Shares Outstanding                 Date
--------------              ----------------------                 ----
   Common                         22,754,857                    May 1, 2001

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

Item 1.   FINANCIAL STATEMENTS

                               CEL-SCI CORPORATION
                               -------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            ------------------------
                                     ASSETS
                                   (unaudited)

                                                March 31,        September 30,
                                                   2001              2000
                                           -------------------------------------
 CURRENT ASSETS:


   Cash and cash equivalents                    $  2,145,775    $6,909,263

   Investments, net                                3,135,944     3,760,922

   Interest and other receivables                     54,322        39,252

   Prepaid expenses                                  710,516     1,838,376
   Advances to officer/shareholder and
employees                                                  -           728
                                           -------------------------------------


         Total Current Assets                      6,046,557    12,548,541

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation of
    $1,788,300 and $1,721,336                        629,386       594,919


 DEPOSITS                                            139,828       139,828

 PATENT COSTS- less accumulated
     amortization of   $607,331 and
$574,362                                             517,569       525,594
                                           -------------------------------------

                                                $  7,333,340   $13,808,882
                                           =====================================




            See notes to consolidated condensed financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            ------------------------
                                   (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (unaudited)

                                               March 31,       September 30,
                                                  2001             2000
 CURRENT LIABILITIES:
                                            ----------------------------------
   Accounts payable                            $  384,961      $   822,601
                                            ----------------------------------
        Total current liabilities                 384,961          822,601

 DEFERRED RENT                                     24,822           24,822
                                            ----------------------------------
        Total liabilities                         409,783          847,423

 STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value;
authorized 1,000,000 shares; no shares
issued and outstanding                                  -                -
   Common stock, $.01 par value;
authorized,
     100,000,000 shares; issued and
outstanding,
     20,766,769 and 20,459,700 shares             207,668          204,597

   Additional paid-in capital                  73,973,658       73,924,653
   Net unrealized gain/(loss) on equity
securities                                         25,890         (61,564)

   Deficit                                   (67,283,659)     (61,106,227)
                                            ----------------------------------
     TOTAL STOCKHOLDERS' EQUITY                 6,923,557      12,961,459
                                            ----------------------------------
                                              $ 7,333,340    $ 13,808,882






            See notes to consolidated condensed financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        ---------------------------------
                                   (unaudited)


                                                   Six Months Ended
                                                       March 31,
                                                 2001             2000
REVENUES:

   Interest income                          $   218,231      $ 107,592

   Other income                                 119,465         28,256
                                        ----------------------------------


   TOTAL INCOME                                 337,696        135,848

 EXPENSES:

   Research and development                   4,821,261      2,487,290

   Depreciation and amortization                 99,934        143,337

   General and administrative                 1,593,933      2,067,469
                                        ----------------------------------


     TOTAL OPERATING EXPENSES                 6,515,128      4,698,096
                                        ----------------------------------

 NET LOSS                                  $  6,177,432     $4,562,248
                                        ==================================


 LOSS PER COMMON SHARE (BASIC)               $     0.30      $    0.25
                                        ==================================

 LOSS PER COMMON SHARE (DILUTED)             $     0.30      $    0.25
                                        ==================================
 WEIGHTED AVERAGE COMMON

SHARES OUTSTANDING                           20,563,439     18,071,192






            See notes to consolidated condensed financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        ---------------------------------
                                   (unaudited)

                                               Three Months Ended
                                                    March 31,
                                              2001             2000
                                        --------------------------------
 REVENUES:
   Interest income                          $   35,020     $  78,899

   Other income                                 52,868        26,901
                                        --------------------------------


   TOTAL INCOME                                 87,888       105,800

 EXPENSES:

   Research and development                  2,804,254     1,492,266
   Depreciation and amortization                50,855        72,557

   General and administrative                  866,722     1,398,817
                                        --------------------------------

     TOTAL OPERATING EXPENSES                3,721,831     2,963,640
                                        --------------------------------

 NET LOSS                                  $ 3,633,943    $2,857,840
                                        ================================

 LOSS PER COMMON SHARE (BASIC)               $    0.18      $   0.15
                                        ================================

 LOSS PER COMMON SHARE (DILUTED)             $    0.18      $   0.15
                                        ================================
 WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                         20,669,266    18,881,179







            See notes to consolidated condensed financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                        ---------------------------------
                                   (unaudited)

                                                     Six Months Ended
                                                        March  31,
                                                    2001         2000
                                              --------------------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:

NET LOSS                                        $(6,177,432)     $(4,562,248)
Adjustments to reconcile net loss to net cash used in operating activities:

Depreciation and amortization                        99,934          143,337

  Stock bonus granted to officer                          -          550,000

  Stock issued to 401(k)                             51,802           47,067

  Net realized loss on sale of securities            15,932                -

  Warrants exercised for stock                          274                -

  (Increase) in receivables                        (15,070)         (25,128)

  Decrease (increase) in prepaid expenses         1,127,860        (104,955)

  Decrease in advances                                  728           68,236

  Increase (decrease) in accounts payable         (437,640)          133,585
                                              ---------------------------------

NET CASH USED IN OPERATING ACTIVITIES           (5,333,612)      (3,750,106)
                                              ---------------------------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
ACTIVITY:

  Sales of investments                              696,499        1,487,364

  Purchase of investments                                 -      (2,000,000)

  Purchase of research and office equipment       (101,431)         (84,778)

  Patent costs                                     (24,944)         (48,738)
                                              ---------------------------------
NET CASH PROVIDED BY(USED IN) INVESTING
ACTIVITY                                            570,124        (646,152)
                                              ---------------------------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES:
  Cash proceeds from issuance of preferred and common

    stock and warrant conversion for cash                 -       13,627,709
                                              ---------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 -       13,627,709
                                              ---------------------------------

NET INCREASE (DECREASE) IN CASH                 (4,763,488)        9,231,451
CASH AND CASH EQUIVALENTS:

  Beginning of period                             6,909,263        2,746,531
                                              ---------------------------------

                                                          $                $
  End of period                                   2,145,775       11,977,982
                                              =================================

            See notes to consolidated condensed financial statements.

                               CEL-SCI CORPORATION

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                    ----------------------------------------
                                   (unaudited)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

      Basis of Presentation

      The accompanying financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission for Form 10-Q. Not all financial disclosures required to present the financial position and results of operations in accordance with generally accepted accounting principles are included herein. The reader is referred to the Company's Financial Statements included in the registrant's Annual Report on Form 10-K for the year ended September 30, 2000. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of March 31, 2001 and the results of operations for the six-month period then ended have been made. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.

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

                               CEL-SCI CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   SIX MONTHS ENDED MARCH 31, 2001 AND 2000
                   ----------------------------------------
                                  (unaudited)
                                  (continued)



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

                                          Six months ended    Six months ended
                                           March 31, 2001      March 31, 2000
                                           --------------      --------------

    Net Loss                                $(6,177,458)        $(4,562,248)
    Other Comprehensive Income:
    Unrealized (Loss) Gain From Investments      25,890             (39,444)
                                             ----------          -----------
      Comprehensive Loss                    $(6,151,568)        $(4,601,692)
                                            -----------          -----------

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


Results of Operations

      Interest income during the six months ending March 31, 2001 was higher than it was during the same quarter in 2000 as a result of the Company's larger cash position. Research and development expenses were significantly higher because of the expenses incurred in the validation of the new manufacturing facilities at BSCP (see above). The Company's expenditures will decrease significantly in the next quarter since the work at BSCP has been completed.


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

                                   PART II

Item 2.     Changes in Securities and Use of Proceeds

            During the quarter ended March 31, 2001, 13,195 shares of stock were issued by the Company for its contribution to the 401K. These shares were registered on an S-8 filing.

Item 6.

      (a)    Exhibits
            No exhibits are filed with this report.

      (b)    Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           CEL-SCI Corporation



Date:May 11, 2001                          /s/ Geert Kersten
                                           ------------------------------
                                           Geert Kersten
                                           Chief Executive Officer*




*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.