Form 10-Q
period 2001-06-30
CEL SCI CORP
filed 2001-08-14
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

Commission File Number 0-11503

                              CEL-SCI CORPORATION



          Colorado                                      84-0916344
----------------------------                   ----------------------------
 State or other jurisdiction                (IRS) Employer Identification Number
     incorporation

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

            Yes ____X_____                      No __________
                    -

Class of Stock              No. Shares Outstanding                 Date
--------------              ----------------------                 ----
Common                           24,307,262                   August 14, 2001

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

Item 1.   FINANCIAL STATEMENTS




                              CEL-SCI CORPORATION
                              -------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            ------------------------

                                     ASSETS

                                  (unaudited)

                                                    June 30,       September 30,
                                                      2001              2000
                                                --------------------------------
 CURRENT ASSETS:

   Cash and cash equivalents                    $ 2,591,933        $ 6,909,263
   Investments, net                                 576,304          3,760,922
   Interest and other receivables                    63,792             39,252
   Prepaid expenses                                 696,841          1,838,376
   Advances to officer/shareholder and
    employees                                        12,599                728
                                                --------------------------------

         Total Current Assets                     3,941,469         12,548,541

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation
   of $1,825,638 and $1,721,336                     633,907            594,919

 DEPOSITS                                           184,828            139,828

 PATENT COSTS- less accumulated
     amortization of
     $623,966 and $574,362                          509,302            525,594
                                                --------------------------------
                                                 $5,269,506        $13,808,882
                                                ================================

                See notes to consolidated condensed financial statements.

                              CEL-SCI CORPORATION
                              -------------------
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                            ------------------------
                                  (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                    June 30,       September 30,
                                                      2001             2000
                                                --------------------------------
 CURRENT LIABILITIES:
   Accounts payable                               $ 402,076         $ 822,601
                                                --------------------------------
        Total current liabilities                   402,076           822,601

 DEFERRED RENT                                       24,822            24,822
                                                --------------------------------
        Total liabilities                           426,898           847,423

 STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized
    200,000 shares; no shares issued and
    outstanding                                           -                 -
   Common stock, $.01 par value; authorized,
    100,000,000 shares; issued and outstanding,
    24,307,262 and 20,459,700 shares                243,073           204,597
   Additional paid-in capital                    73,963,580        73,924,653
   Net unrealized gain/(loss) on investments        (35,231)          (61,564)
   Deficit                                      (69,328,814)      (61,106,227)
                                                --------------------------------

     TOTAL STOCKHOLDERS'
       EQUITY                                     4,842,608        12,961,459
                                                --------------------------------
                                                 $5,269,506       $13,808,882
                                                ================================

                See notes to consolidated condensed financial statements.

                              CEL-SCI CORPORATION
                              -------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       ---------------------------------
                                  (unaudited)

                                                     Nine Months Ended
                                                          June 30,
                                                   2001             2000
                                                 -------------------------------
 REVENUES:


   Interest income                              $368,657          $ 269,305
   Other income                                  182,529             30,318
                                                 -------------------------------

   TOTAL INCOME                                  551,186            299,623

 EXPENSES:
   Research and development                    6,419,512          3,866,572
   Depreciation and
     amortization                                153,906            174,326
   General and administrative                  2,200,355          2,986,080
                                             -----------------------------------

     TOTAL OPERATING EXPENSES                  8,773,773          7,026,978
                                             -----------------------------------
 NET LOSS                                     $8,222,587         $6,727,355
                                             ===================================
 LOSS PER COMMON SHARE (BASIC)                $     0.39         $     0.36
                                             ===================================

 LOSS PER COMMON SHARE (DILUTED)              $     0.39         $     0.36
                                             ===================================
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                         21,274,537         18,857,493
                                             ===================================

                See notes to consolidated condensed financial statements.

                              CEL-SCI CORPORATION
                              -------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                       ---------------------------------
                                  (unaudited)

                                                      Three Months Ended
                                                           June 30,
                                                    2001             2000
                                                  ------------------------------
 REVENUES:

   Interest income                               $ 150,426        $ 161,713
   Other income                                     63,064            2,062
                                                  ------------------------------

   TOTAL INCOME                                    213,490          163,775

 EXPENSES:
   Research and development                      1,598,251        1,379,282
   Depreciation and
     amortization                                   53,972           30,989
   General and administrative                      606,422          918,611
                                                  ------------------------------

     TOTAL OPERATING EXPENSES                    2,258,645        2,328,882
                                                  ------------------------------

 NET LOSS                                       $2,045,155       $2,165,107
                                                ================================
 LOSS PER COMMON SHARE (BASIC)                  $     0.09       $     0.11
                                                ================================

 LOSS PER COMMON SHARE (DILUTED)                $     0.09       $     0.11
                                                ================================
 WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                             22,696,735       20,438,736
                                                ================================

                See notes to consolidated condensed financial statements.

                              CEL-SCI CORPORATION
                              -------------------
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOW
                       ---------------------------------
                                  (unaudited)

                                                    Nine Months Ended
                                                        June  30,
                                                  2001              2000
                                               ---------------------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
NET LOSS
                                               $(8,222,587)      $(6,727,355)
Adjustments to reconcile net
loss to net cash used in
operating activities:

  Depreciation and amortization                    153,906           174,326
  Stock issued in settlement of a lawsuit                -            33,750
  Stock issued to 401(k)                            76,246            72,882
  Net realized (gain) loss on sale of
   securities                                       (2,764)
  Warrants exercised for stock                       1,157
  Stock bonus granted to officer                         -           550,000

  Decrease (increase) in deposits                  (45,000)                -
  Decrease (Increase) in receivables               (24,540)            2,885
  Decrease (increase) in prepaid expenses        1,141,535          (396,397)
  Decrease (increase)  in advances                 (11,871)           69,448
  Increase (decrease) in accounts payable         (420,525)           54,977
                                               ---------------------------------
NET CASH USED IN OPERATING ACTIVITIES           (7,354,443)       (6,165,484)
                                               ---------------------------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
ACTIVITY:
  Sales of investments                           3,213,714         1,485,145
  Purchase of investments                                -        (2,000,000)
  Purchase of research and office equipment       (143,290)         (128,259)
  Patent costs                                     (33,311)          (90,177)
                                               ---------------------------------
NET CASH PROVIDED BY(USED IN) INVESTING
ACTIVITY                                         3,037,113          (733,291)
                                               ---------------------------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES:
  Cash proceeds from issuance of common
    stock and warrant conversion for cash                -        13,636,218
                                               ---------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                -        13,636,218
                                               ---------------------------------
NET INCREASE (DECREASE) IN CASH                 (4,317,330)        6,737,443

CASH AND CASH EQUIVALENTS:
  Beginning of period                            6,909,263         2,746,531
                                               ---------------------------------

  End of period                               $  2,591,933        $9,483,974
                                               =================================

                               9 mo 6/30         6 mo 3/31      3 mo 6/30

Interest                        368,657           218,231        150,426
Other income                    182,529           119,465         63,064
                                                                       0
R&D                           6,419,512         4,821,261      1,598,251
DD&A                            153,906            99,934         53,972
G&A                           2,200,355         1,593,933        606,422
                             (8,222,587)       (6,177,432)    (2,045,155)

                              CEL-SCI CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                   ----------------------------------------
                                  (unaudited)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

      Basis of Presentation

      The accompanying financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission for Form 10-Q. Not all financial disclosures required to present the financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America are included herein. The reader is referred to the Company's Financial Statements included in the registrant's Annual Report on Form 10-K for the year ended September 30, 2000. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of June 30, 2001 and the results of operations for the three and nine-month periods then ended have been made. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.

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

                               CEL-SCI CORPORATION

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

                   NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                   ----------------------------------------
                                  (unaudited)
                                  (continued)



B.          COMPREHENSIVE LOSS

      Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's source of other comprehensive loss, other than net losses, is from unrealized gain or loss on investments. The components of comprehensive income (loss) are as follows:

                                         Nine months ended     Nine months ended
                                           June 30, 2001         June 30, 2000
                                           -------------         -------------

      Net Loss                             $(8,222,587)          $(6,727,355)
      Other Comprehensive Income:
      Unrealized Loss From Investments         (35,231)              (26,487)
                                           -------------         ------------
      Comprehensive Loss                   $(8,187,356)          $(6,700,868)
                                           -------------         ------------

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

      In June 2000, the Company entered into an agreement with Cambrex Bioscience whereby Cambrex agreed to provide the Company with a facility which will allow the Company to manufacture Multikine in accordance with the Good Manufacturing Practices regulations of the FDA. Company personnel will staff this facility. The Company has the right to extend the term of its agreement with Cambrex until December 31, 2006.

      The Company recognizes the need for additional funds and is in the process of trying to obtain them.


Results of Operations

      Interest income during the nine months ending June 30, 2001 was higher than it was during the same quarter in 2000 as a result of the Company's larger cash position. Other income was higher due to the receipt of grant money. Research and development expenses were significantly higher because of the expenses incurred in the validation of the new manufacturing facilities at Cambrex (see above). The Company's cash expenditure and expenses have decreased significantly in the third quarter since the work at Cambrex has been completed and is expected to be even lower in the fourth quarter.


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

                                   PART II

Item 2.     Changes in Securities and Use of Proceeds

            During the quarter ended June 30, 2001, 20,370 shares of stock were issued by the Company for its contribution to the 401K. These shares were registered on an S-8 filing.

Item 6.

      (a)  Exhibits

            No exhibits are filed with this report.

      (b)    Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CEL-SCI Corporation



Date:  August 14, 2001                /s/ Geert Kersten
                                      -----------------------------------------
                                          Geert Kersten
                                          Chief Executive Officer*




*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.