Form 10-K
period 2001-09-30
CEL SCI CORP
filed 2001-12-31
CIK 725363

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
(X)              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001.

                                       OR

( )               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                        15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to                  .
                               ---------------   -----------------

Commission file number 0-11503

                               CEL-SCI CORPORATION
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

        COLORADO                                       84-0916344
----------------------                            -------------------
(State or other jurisdiction                       (I.R.S. Employer
 of incorporation or organization)                 Identification No.)

                         8229 Boone Blvd., Suite 802
                             Vienna, Virginia              22182
          ------------------------------------------------------------
                   (Address of principal executive offices) (Zip Code)

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on December 19, 2001, as quoted on the American Stock Exchange, was approximately $18,000,000. Shares of common stock held by each officer, director and principal shareholder have been excluded in that such persons may be deemed to be affiliates of the Registrant.

Documents Incorporated by Reference:   None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of December 20, 2001, the Registrant had 23,344,342 issued and outstanding shares of Common Stock.

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

      MULTIKINE has been tested in over 160 patients in clinical trials conducted in the U.S., Canada, Europe and Israel. Most of these patients were head and neck cancer patients, but some studies were also conducted in prostate cancer patients, HIV-infected patients and HIV-infected women with Human Papilloma Virus ("HPV") induced cervical dysplasia, the precursor stage before the development of cervical cancer. The safety profile was found to be very good and the Company believes that the tumor response data suggests that further studies are warranted. The Company is currently conducting one additional Phase II head and neck cancer study and one study with HIV-infected women with HPV induced cervical dysplasia.

      At the present time the Company's primary focus for the development of MULTIKINE is to prove its usefulness in the treatment of HIV-infected women with HPV induced cervical dysplasia.

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

      Since that time, MULTIKINE has been well tolerated in clinical studies involving more than 160 patients. Some of the more recent clinical data were presented at the 5th International Congress on Head and Neck Cancer in San Francisco in August, 2000. The study enrolled advanced primary head and neck cancer patients who were treated prior to surgery and/or radiation for 2 weeks. Dr. Dudkevitch from the Department of Otolaryngology at the Rabin Medical Center, Israel, presented data showing that, of the 12 patients treated, two patients had a complete tumor response (100% tumor reduction) following the 2-week treatment with the MULTIKINE regimen. He also noted that upon histopathological examination of the tissue removed during surgery, no tumor residues were found in those patients. Another 4 patients showed a partial (greater than 50%) tumor reduction and six patients had tumor reductions of less than 50%. Two patients refused surgery after treatment with MULTIKINE.

      In May 2001, the Company also started a Phase I clinical trial at the University of Maryland Biotechnology Institute (UMBI). The principle investigator of this study was Dr. Edmund Tramont, who is now the Director of the Division of AIDS at the National Institute of Allergy and Infectious Diseases (NIAID), a subdivision of the National Institutes of Health (NIH). The focus of this study is HIV-infected women with Human Papilloma Virus (HPV) induced cervical dysplasia, the precursor stage before the development of cervical cancer. The goal of the study is to obtain safety and preliminary efficacy data on Multikine as a treatment for pre-cancerous lesions of the cervix (dysplasia). Most cervical dysplasia and cancer is due to infection with HPV. The rationale for using MULTIKINE in the treatment of cervical dysplasia/cancer is that MULTIKINE will help correct this defect and safely boost the patients' immune systems to a point where their immune systems can fight and eliminate the virally induced cancer. Cervical cancer is the second leading cause of cancer death in women worldwide.

      The HIV-infected women with HPV-induced cervical dysplasia were chosen as a study group because of the high morbidity and low success rate of current surgical therapies. Since HIV infection results in immune suppression, HPV-induced cervical dysplasia follows a more malignant and aggressive course of disease in such women. Co-infection with HPV is common in HIV-positive women (about 83%) and cervical cancer is considered an AIDS-defining illness.

      HPV infection is also a leading health problem in non HIV-infected American college age women. A large concern among women who have HPV-induced cervical dysplasia is that the repeated surgical procedures will lead to a hysterectomy and the inability to bear children.

      The study is designed to enroll up to a total of 15 women at 3 dose levels. As of October 8, 2001 eight patients have completed the study. All eight patients treated thus far in the ongoing phase I dose escalating study showed clinical improvement by colposcopic (stereoscopic, binocular magnification of the cervix under a focused beam of light) examination. Six out of eight patients (75%) had no evidence of dysplasia on biopsy seven to eight weeks after the final injection. One patient's final biopsy was performed at a later date. All of the patients tolerated the injections well and without any associated serious adverse reactions. As a result of this study, the Company has decided that, barring some unforeseen circumstances, it will give the highest priority to clinical trials in women with HPV-induced cervical dysplasia. The Company plans to meet with the FDA to determine the best way to proceed with future clinical trials. Given the large unmet medical need in HPV-induced cervical dysplasia, the Company is hopeful that its meetings with the FDA will lead to the initiation of a larger clinical trial in patients with HPV-induced cervical dysplasia during 2002.

    In November 2000, the Company concluded a development, supply and distribution agreement with Orient Europharma of Taiwan. The agreement gives Orient Europharma the exclusive marketing rights to Multikine for all cancer indications in Taiwan, Singapore, Hong Kong and Malaysia. The agreement provides for Orient Europharma to fund the clinical trials needed to obtain marketing approvals in the four countries for head and neck cancer, naso-pharyngeal cancer and potentially cervical cancer, which are very prevalent in Far East Asia. The Company may use the clinical data generated in these trials to support applications for marketing approvals for Multikine in other parts of the world.

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

T-CELL MODULATION PROCESS

      CEL-SCI's patented T-cell Modulation Process uses "heteroconjugates" to direct the body to choose a specific immune response. The heteroconjugate technology, referred to as L.E.A.P.S. (Ligand Epitope Antigen Presentation System), is intended to selectively stimulate the human immune system to more effectively fight bacterial, viral and parasitic infections and cancer, when it cannot do so on its own. Administered like vaccines, L.E.A.P.S. combines T-cell binding ligands with small, disease associated, peptide antigens and may provide a new method to treat and prevent certain diseases.

      The ability to generate a specific immune response is important because many diseases are often not combated effectively due to the body's selection of the "inappropriate" immune response. The capability to specifically reprogram an immune response may offer a more effective approach than existing vaccines and drugs in attacking an underlying disease.

      The Company intends to use this technology to develop potential treatments and/or vaccines against various diseases. Present target diseases are herpes simplex, AIDS, malaria, tuberculosis, prostate cancer and breast cancer.

      The Company is involved in the following publicly announced studies which are designed to determine the effectiveness of the L.E.A.P.S. technology in preclinical studies:

      Cooperative Research and Development Agreement ("CRADA") with the Naval Medical Research Institute of the U.S. Navy to jointly develop a potential malaria vaccine using the L.E.A.P.S. technology. While at present the number of malaria cases is not a major problem in the continental U.S., there are an increasing number of cases involving Americans bringing the disease home from overseas travels. Currently, there is no approved malaria vaccine anywhere in the world.

      Development of a herpes simplex virus vaccine based on the L.E.A.P.S. technology with funding from the National Institute of Allergy and Infectious Diseases.

      Collaborative study for the treatment, and possible prevention, of autoimmune myorcarditis with researchers at the Department of Pathology, the Johns Hopkins Medical Institutions, Baltimore, Maryland.

      Research collaboration agreement with research scientists at the Max-Delbruck Center for Molecular Medicine in Berlin, Germany to develop a therapeutic vaccine for breast and/or colon cancer.

RESEARCH AND DEVELOPMENT

      Since 1983, and through September 30, 2001, approximately $40,000,000 has been expended on the Company-sponsored research and development, including approximately $7,762,000, $5,186,000, and $4,662,000, respectively during the years ended September 30, 2001, 2000 and 1999.

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

     Some of the clinical trials funded to date by the Company have not been approved by the FDA, but rather have been conducted pursuant to approvals obtained from certain states and foreign countries. Conducting clinical studies in foreign countries is normal industry practice since these studies can often be completed in less time and are less expensive than studies conducted in the U.S. Conducting clinical studies in foreign countries is also beneficial since the Company will need the approval from a foreign country prior to the time the Company can market any of its drugs in the foreign country. However, since the results of these clinical trials may not be accepted by the FDA, competitors conducting clinical trials approved by the FDA may have an advantage in that the products of such competitors are further advanced in the regulatory process than those of the Company. The Company is conducting its trials in compliance with internationally recognized standards. By following these standards, the Company anticipates obtaining acceptance from world regulatory bodies, including the FDA.

ITEM 2.  PROPERTIES

      The Company leases office space at 8229 Boone Blvd., Suite 802, Vienna, Virginia at a monthly rental of approximately $7,600. The Company believes this arrangement is adequate for the conduct of its present business.

      Tthe Company has a 17,900 square foot laboratory which is leased by the Company at a cost of approximately $10,450 per month. The laboratory lease expires in 2004, with extensions available until 2014.

ITEM 3.  LEGAL PROCEEDINGS

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of December 28, 2001 there were approximately 2,800 record holders of the Company's common stock. The Company's common stock is traded on the American Stock Exchange. Set forth below are the range of high and low quotations for the Company's common stock for the periods indicated as reported on the American Stock Exchange. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

         Quarter Ending                High             Low

          12/31/99                     $3.06            $2.18
           3/31/00                     $9.87            $2.25
           6/30/00                     $6.37            $2.75
           9/30/00                     $3.56            $2.20

          12/31/00                     $2.54            $1.00
           3/31/01                     $3.30            $1.30
           6/30/01                     $1.85            $1.16
           9/30/01                     $1.94            $1.02

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

                                        For the Years Ended September 30,
                             --------------------------------------------------
                               2001        2000         1999         1998         1997
                               ----        ----         ----         ----         ----
Investment Income and Other
  Revenues:                 $670,092     $442,551     $469,518     $792,994    $  438,145

Expenses:
Research and Development   7,762,213    5,168,065    4,662,226    3,833,854     6,011,670
Depreciation and
  Amortization               209,121      220,994      268,210      295,331       313,547
General and Adminis-
  trative                  3,432,437    3,515,889    3,029,807    3,106,492     2,302,386
                           ---------    ---------    ---------    ---------     ---------

Net Loss                $(10,733,679) $(8,478,397) $(7,490,725) $(6,442,683)  $(8,189,458)
                        ==================================================================

Loss per common share
(basic and diluted)           $(0.51)      $(0.44)      $(0.52)      $(0.74)       $(1.00)

Weighted average common
  Shares outstanding      21,824,273   19,259,190   14,484,352   11,379,437     9,329,419


Balance Sheet Data:
------------------
                                             September 30,
                          -----------------------------------------------------
                         2001        2000        1999       1998        1997
                         ----        ----        ----       ----        ----

Working Capital      $2,807,299  $11,725,940  $6,152,715 $12,926,014  $4,581,247
Total Assets          4,508,920   13,808,882   7,559,772  14,431,813   6,334,397
Total Liabilities       507,727      847,423     461,586     456,529     508,617
Shareholders' Equity  4,001,193   12,961,459   7,098,186  13,975,284   5,825,780

No dividends have been declared on the Company's common stock.

      The Company's net losses for each fiscal quarter during the two years ended September 30, 2001 are shown below:

      Quarter                 Net Loss             Net Loss per Share

     12-31-99              $(1,704,408)                   $(0.10)

     03-31-00              $(2,857,840)                   $(0.15)

     06-30-00              $(2,165,107)                   $(0.11)

     09-30-00              $(1,791,642)                   $(0.09)

     12-31-00              $(2,543,489)                   $(0.12)

     03-31-01              $(3,633,943)                   $(0.18)

     06-30-01              $(2,045,155)                   $(0.09)

     09-30-01              $(2,511,092)                   $(0.12)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal 2001

     Interest income during the year ending September 30, 2001 reflects interest accrued on investments. Research and development expenses in 2001 are substantially higher than the prior period due to costs involved in manufacturing substantial quantities of MULTIKINE for use in future clinical trials and costs involved in validating the manufacturing process. General and

Administrative expenses increased slightly due to compensation charges of $593,472 for options to employees that were repriced and compensation charges of $316,501 for options and common stock granted to persons other than employees for services rendered to the Company. These increases were offset by a decrease of $288,000 for compensation charges related to the common stock bonus granted to an officer.

Fiscal 2000

      Interest income during the year ended September 30, 2000 reflects interest received and accrued on investments. Research and development expense in 2000 is higher than in 1999 because the Company is running more and larger clinical trials. General and administrative expenses increased due to the lawsuit brought by former directors which was settled in May of 2000.

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

      During fiscal 2002, the Company expects that it will spend significant amounts on research, development, and clinical trials. The Company plans to use its existing financial resources, the proceeds from the sale of its common stock under the equity line of credit agreement with Paul Revere Capital Partners, and the proceeds from the issuance of convertible debt to fund its capital requirements during this period.

      Other than funding its research and development program, the Company does not have any material capital commitments.

     It should be noted that substantial additional funds will be needed for more extensive clinical trials which will be necessary before the Company will be able to apply to the FDA for approval to sell any products which may be developed on a commercial basis throughout the United States. In the absence of revenues, the Company will be required to raise additional funds through the sale of securities, debt financing or other arrangements in order to continue with its research efforts. However, there can be no assurance that such financing will be available or be available on favorable terms.

    The Company's cash flow and earnings are subject to fluctuations due to changes in interest rates in its investment portfolio of debt securities, to the fair value of equity instruments held, and, to an immaterial extent, to foreign currency exchange rates. The Company maintains an investment portfolio of various issuers, types and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on the balance sheet at fair value with unrealized gains or losses reported as a separate component of stockholder's equity. Other-than-temporary losses are recorded against earnings in the same period the loss was deemed to have occurred. The Company does not currently hedge this exposure and there can be no assurance that other-than-temporary losses will not have a material adverse impact on the Company's results of operations in the future.

Equity Line of Credit

      In order to provide a possible source of funding for the Company's current activities and for the development of its current and planned products, the Company entered into an equity line of credit agreement with Paul Revere Capital Partners.

      Under the equity line of credit agreement, Paul Revere Capital Partners has agreed to provide the Company with up to $10,000,000 of funding prior to June 22, 2003. During this period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Paul Revere Capital Partners, and Paul Revere Capital Partners will be obligated to purchase the shares. The minimum amount the Company can draw down at any one time is $100,000, and the maximum amount the Company can draw down at any one time will be determined at the time of the drawdown request using a formula contained in the equity line of credit agreement. The Company may request a drawdown once every 22 trading days, although the Company is under no obligation to request any drawdowns under the equity line of credit.

      During the 22 trading days following a drawdown request, the Company will calculate the number of shares it will sell to Paul Revere Capital Partners and the purchase price per share. The purchase price per share of common stock will be based on the daily volume weighted average price of the Company's common stock during each of the 22 trading days immediately following the drawdown date, less a discount of 11%. On November 9, 2001 the Company sold 277,684 shares of its common stock to Paul Revere Capital Partners at an average price of $1.08 per share, which was net of the 11% discount.

Cambrex Bio Science Promissory Note

     In November 2001 the Company gave a promissory note to Cambrex Bio Sciences, Inc., the owner of the manufacturing facility used by the Company to produce MULTIKINE for the Company's clinical trials. The promissory note is in the principal amount of $1,159,000 and represents the cost of the Company's use of the Cambrex manufacturing facility for the three months ended January 10, 2002. The Company expects that its short term need for MULTIKINE will be complete by January 10, 2002 and as a result the Company will not incur the expense associated with the use of the Cambrex facility after that date. The amount borrowed from Cambrex is due and payable on January 2, 2003. Beginning November 16, 2002 will bear interest at the prime interest rate, which is adjusted monthly, and is secured by the equipment used by the Company to manufacture MULTIKINE.

Convertible Notes and Series F Warrants

     In December 2001, the Company agreed to sell convertible notes, plus Series F warrants, to a group of private investors for $800,000, subject to satisfaction of certain closing conditions. The notes will bear interest at 7% per year, will be due and payable two years from the closing date, and will be secured by substantially all of the Company's assets. Interest will be payable quarterly except that the first interest payment is not due until July 1, 2002. If the Company fails to make any interest payment when due, the notes will become immediately due and payable. The proceeds to the Company from the sale of these notes, net of transaction costs, is expected to be approximately $730,000.

      At the holder's option the notes will be convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the Conversion Price. The Conversion Price will be 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 20 trading days immediately prior to the conversion date. The Conversion Price may not be less than the Floor Price. The Floor Price will be 75% of the Closing Price. The Closing Price is the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 20 trading days immediately prior to the date the transaction closes. However, if the Company's common stock trades for less than the Closing Price for a period of 20 consecutive trading days, the Floor Price will no longer be applicable.

      If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable Conversion Price, the Conversion Price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible, as the case may be. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the market price of the Company's common stock, the Conversion Price will be lowered by a percentage equal to the price at which the shares were sold or the lowest price at which the securities are convertible, as the case may be, divided by the then prevailing market price of the Company's common stock. However the Conversion Price will not be adjusted as the result of shares issued in connection with a Permitted Financing. A Permitted Financing involves shares of common stock issued or sold:

-    in connection with a merger or acquisition;
- upon the exercise of options or the issuance of common stock to the Company's employees, officers, directors, consultants and vendors in accordance with the Company's equity incentive policies;

- pursuant to the conversion or exercise of securities which were outstanding on the date of the closing of the transaction;
-    pursuant to the Company's equity line of credit;
-    to key officers of the Company in lieu of their respective salaries.

      The Company has agreed to file a registration statement with the Securities and Exchange Commission so that the shares of common stock issued upon the conversion of the notes or the exercise of the warrants may be resold in the public market. Upon the effective date of this registration statement the holders of the notes have agreed to purchase an additional $800,000 of convertible notes from the Company. The additional $800,000 of convertible notes will have the same terms as the notes sold in December 2001.

      The Company's agreement with the note holders will place the following restrictions on the Company's operations. Any of the following restrictions may be waived with the written consent of the holders of a majority of the principal amount of the notes outstanding at the time the consent is required.

o So long as the notes are outstanding, and except as required by the terms of the Company's Series E Preferred stock, the Company may not:

             - declare or pay any dividends (other than a stock dividend or stock split) or make any distributions to any holders of its common stock, or

             - purchase or otherwise acquire for value, directly or indirectly, any common or preferred stock.

o Until the earlier of 270 days after the date the transaction closes or the date all of the notes are no longer outstanding, the Company may not sell any common stock or any securities convertible into common stock. However, this restriction will not apply to shares issued in a Permitted Financing.

o If the Company maintains a balance of less than $1,000,000 in its bank account in any month, it may draw down the maximum amount allowable for such month under its equity line of credit. If the Company maintains a balance of greater than $1,000,000 in its bank account in any month, it may only draw down a maximum of $235,000 per month under the equity line of credit.

      So long as the notes remain outstanding, the note holders will have a first right of refusal to participate in any subsequent financings involving the Company. If the Company enters into any subsequent financing on terms more favorable than the terms governing the notes and warrants, then the note holders may exchange notes and warrants for the securities sold in the subsequent financing.

      Upon the occurrence of any of the following events the Company is required to redeem the notes at a price equal to 130% of the then outstanding principal balance of the notes:

            - the failure of the Registration Statement which the Company has agreed to file to be declared effective by the Securities and Exchange Commission within 90 days of the closing date of the transaction.

            - the suspension from listing or the failure of the Company's common stock to be listed on the American Stock Exchange for a period of five consecutive trading days; or

            - the effectiveness of the Registration Statement lapses for any reason or the Registration Statement is unavailable to the note holders and the lapse or unavailability continues for a period of ten consecutive trading days, provided the cause of the lapse or unavailability is not due to factors primarily within the control of the note holders.

            - any representation or warranty made by the Company to the note holders proves to be materially inaccurate or the Company fails to perform any material covenant or condition in its agreement with the note holders.

             - the completion of a merger or other business combination involving the Company and as a result of which the Company is not the surviving entity.

             - a purchase, tender or exchange offer accepted by the holders of more than 30% of the Company's outstanding shares of common stock.

             - the Company's shareholders fail to approve the issuance of the shares of the Company's common stock upon the conversion of the notes or the exercise of the warrants.

             - the Company files for protection from its creditors under the federal bankruptcy code.

             - the Company exceeds its draw down limits under it equity line of credit.

      The Series F warrants will allow the holders to initially purchase up to 960,000 shares of the Company's common stock at a price equal to 110% of the Closing Price at any time prior to the date which is seven years after the closing of the transaction.

      If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable warrant exercise price, the warrant exercise price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible, as the case may be. If the warrant exercise price is adjusted, the number of shares of common stock issuable upon the exercise of the warrant will be increased by the product of the number of shares of common stock issuable upon the exercise of the warrant immediately prior to the sale multiplied by the percentage by which the warrant exercise price is reduced.

      If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the market price of the Company's common stock, the warrant exercise price will be lowered by a percentage equal to the price at which the shares were sold or the lowest price at which the securities are convertible, as the case may be, divided by the then prevailing market price of the Company's common stock. If the warrant exercise price is adjusted, the number of shares of common stock issuable upon the exercise of the warrant will be increased by the product of the number of shares of common stock issuable upon the exercise of the warrant immediately prior to the sale multiplied by the percentage determined by dividing the price at which the shares were sold by the market price of the Company's common stock on the date of sale.

      However, neither the warrant exercise price nor the shares issuable upon the exercise of the warrant will be adjusted as the result of shares issued in connection with a Permitted Financing.

      On the date that the registration statement which the Company has agreed to file is declared effective by the Securities and Exchange Commission, and every three months following the effective date, the warrant exercise price will be adjusted to an amount equal to 110% of the Conversion Price on such date, provided that the adjusted price is lower than the warrant exercise price on that date.

Quantitative and Qualitative Disclosure About Market Risks

      Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. The Company has no derivative financial instruments or debt. Further, there is no exposure to risks associated with foreign exchange rate changes because none of the operations of the Company are transacted in a foreign currency. The interest rate risk on investments is considered immaterial due to the dollar value of investments as of September 30, 2001.

Recent Accounting Pronouncements

      Effective October 1, 2001, the Company adopted SFAS No. 133, issued by FASB, "Accounting for Derivative Instruments and Hedging Activities", (as amended by SFAS No. 137 and SFAS No. 138). This statement requires companies to record qualifying derivatives on their balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting. The Company had no derivative or hedging activity in any of the periods presented and therefore there is no impact of these Standards on its financial position or the results of its operations.

      In June 2001, the FASB issued SFAS No. 141, Accounting for Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company has not yet determined the impact that the adoption of SFAS No. 141 will have on its results of operations.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 on October 1, 2002. The Company has not yet determined the impact that the adoption of SFAS No. 142 will have on its results of operations.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact Statement of Financial Accounting Standards No. 143 will have on its financial position or the results of operations when such statement is adopted.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company is required to adopt SFAS No. 144 on October 1, 2002. The Company has not yet determined the impact that the adoption of SFAS No. 144 will have on its results of operations or its financial position.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the Financial Statements included with this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

    Name                     Age                   Position

Maximilian de Clara          71     Director and President
Geert R. Kersten, Esq.       42     Director, Chief Executive Officer and
                                        Treasurer
Patricia B. Prichep          49     Senior Vice President of Operations and
                                        Secretary

    Name                     Age                   Position

M. Douglas Winship           52     Senior Vice President of Regulatory Affairs
                                         and Quality Assurance
Dr. Eyal Talor               45     Senior Vice President of Research and
                                         Manufacturing
Dr. Daniel H. Zimmerman      59     Senior Vice President of Research, Cellular
                                         Immunology
Alexander G. Esterhazy       56     Director
Dr. C. Richard Kinsolving    66     Director

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

     Geert R. Kersten, Esq. Mr. Kersten was Director of Corporate and Investment Relations for the Company between February 1987 and October 1987. In October of 1987, he was appointed Vice President of Operations. In December 1988, Mr. Kersten was appointed Director of the Company. Mr. Kersten also became the Company's Treasurer in 1989. In May 1992, Mr. Kersten was appointed Chief
Operating Officer and in February 1995, Mr. Kersten became the Company's Chief Executive Officer. In previous years, Mr. Kersten worked as a financial analyst with Source Capital, Ltd., an investment advising firm in McLean, Virginia. Mr. Kersten is a stepson of Maximilian de Clara, who is the President and a Director of the Company. Mr. Kersten attended George Washington University in Washington, D.C. where he earned a B.A. in Accounting and an M.B.A. with emphasis on International Finance. He also attended law school at American University in Washington, D.C. where he received a Juris Doctor degree.

     Patricia B. Prichep has been the Company's Senior Vice President of Operations since March 1994. Between December 1992 and March 1994, Ms. Prichep was the Company's Director of Operations. Ms. Prichep became the Company's

Secretary in May 2000. From June 1990 to December 1992, Ms. Prichep was the Manager of Quality and Productivity for the NASD's Management, Systems and Support Department. Between 1982 and 1990, Ms. Prichep was Vice President and Operations Manager for Source Capital, Ltd.

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

     C. Richard Kinsolving, Ph.D. has been a Director of the Company since April 2001. Since February 1999 Dr. Kinsolving has been the Chief Executive Officer of BioPharmacon, a pharmaceutical development company. Between December 1992 and February 1999 Dr. Kinsolving was the President of Immuno-Rx, Inc., a company engaged in immuno-pharmaceutical development. Between December 1991 and September 1995 Dr. Kinsolving was President of Bestechnology, Inc. a nonmedical research and development company producing bacterial preparations for industrial use. Dr. Kinsolving received his Ph.D. in Pharmacology from Emory University
(1970), his Masters degree in  Physiology/Chemistry  from Vanderbilt  University
(1962),  and his Bachelor's degree in Chemistry from Tennessee Tech.  University
(1957).

     All of the Company's officers devote substantially all of their time to the Company's business. Messrs. Esterhazy and Kinsolving, as directors, devote only a minimal amount of time to the Company.

     The Company has an audit committee and compensation committee. The members of the audit committee are Alexander G. Esterhazy and C. Richard Kinsolving. The members of the compensation committee are Maximilian de Clara, Alexander Esterhazy and C. Richard Kinsolving.

Executive Compensation

      The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal year ended September 30, 2001.

                                                                                     All
                                                  Other                             Other
                                                 Annual     Restric-                 Com-
                                                 Compen-    ted Stock   Options     pensa-
Name and Princi-       Fiscal   Salary   Bonus   sation      Awards     Granted      tion
  pal Position          Year     (1)      (2)      (3)        (4)         (5)         (6)
------------------      -----   ------  -------  --------   -------  ----------    -------

Maximilian de Clara,    2001  $357,167     --    $52,186   $262,000     95,000      $   64
President               2000  $345,583     --    $72,945   $550,000     60,000      $   64
                        1999  $335,292     --    $72,945   $435,625    145,000      $   63

Geert R. Kersten,       2001   $265,175    --    $10,462   $  8,313    655,000      $4,114
Chief Executive         2000   $303,049    --    $15,349   $ 10,375     60,000      $4,114
Officer, Secretary      1999   $268,480    --    $15,154    $10,000    145,000      $4,113
and Treasurer

Patricia B. Prichep     2001   $104,505    --     $3,000     $6,270    260,000      $   63
Senior Vice President   2000   $114,430    --     $3,000     $6,998     23,000      $   63
of Operations

M. Douglas Winship,     2001   $163,725    --     $2,400     $9,824     65,000      $   64
Senior Vice President   2000   $154,658    --     $2,400     $9,280     20,000      $   64
 of Regulatory Affairs  1999   $146,609    --     $2,400     $8,797     27,500      $   63
 and Quality Assurance

Eyal Talor, Ph.D.       2001   $157,420    --     $3,000     $9,269    200,000      $   63
Senior Vice President   2000   $150,334    --     $3,000     $9,020     50,000      $   63
of Research and         1999   $139,085    --     $3,000     $8,345     30,000      $   63
Manufacturing

Daniel Zimmerman,      2001    $117,145    --     $3,000     $6,962    175,000      $   64
 Ph.D.,                2000    $124,165    --     $3,000     $7,450     20,000      $   64
Senior Vice President  1999    $114,806    --     $3,000     $6,888     45,000      $   63
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

    As of September 30, 2001, the number of shares of the Company's common stock, owned by the officers included in the table above, and the value of such shares at such date, based upon the market price of the Company's common stock were:

      Name                          Shares            Value

      Maximilian de Clara          195,071         $247,741
      Geert R. Kersten             157,173         $199,610
      Patricia B. Prichep           16,843        $  21,391
      M. Douglas Winship            14,360        $  18,237
      Eyal Talor, Ph.D.             29,837        $  37,893
      Daniel Zimmerman, Ph.D.       31,299        $  39,750

    Dividends may be paid on shares of restricted stock owned by the Company's officers and directors, although the Company has no plans to pay dividends.

(5) The shares of Common Stock to be received upon the exercise of all stock options granted during the periods covered by the Table. Includes certain options issued in connection with the Company's Salary Reduction Plans as well as certain options purchased from the Company. See "Options Granted During Fiscal Year Ended September 30, 2001" below.

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

Long Term Incentive Plans - Awards in Last Fiscal Year

      None.

Employee Pension, Profit Sharing or Other Retirement Plans

      During 1993 the Company implemented a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code and covering substantially all the Company's employees. Prior to January 1, 1998 the Company's contribution was equal to the lesser of 3% of each employee's salary, or 50% of the employee's contribution. Effective January 1, 1998 the plan was amended such that the Company's contribution is now made in shares of the Company's common stock as opposed to cash. Each participant's contribution is matched by the Company with shares of common stock which have a value equal to 100% of the participant's contribution, not to exceed the lesser of $1,000 or 6% of the participant's total compensation. The Company's contribution of common stock is valued each quarter based upon the closing price of the Company's common stock. The fiscal 2001 expenses for this plan were $93,705. Other than the 401(k) Plan, the Company does not have a defined benefit, pension plan, profit sharing or other retirement plan.

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

     Effective August 1, 2000, the Company entered into a three-year employment agreement with Mr. Kersten. The employment agreement provides that during the term of the employment agreement the Company will pay Mr. Kersten an annual salary of $336,132, subject to minimum annual increases of 5% per year. In the event there is a change in the control of the Company, the agreement allows Mr. Kersten to resign from his position at the Company and receive a lump-sum payment from the Company equal to 24 months salary. For purposes of the employment agreement a change in the control of the Company means: (1) the merger of the Company with another entity if after such merger the shareholders of the Company do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of the Company; (3) the acquisition by any person of more than 50% of the Company's common stock; or
(4) a change in a majority of the Company's directors which has not been approved by the incumbent directors.

Compensation Committee Interlocks and Insider Participation

     The Company has a compensation committee comprised of all of the Company's directors, with the exception of Mr. Kersten. During the year ended September 30, 2001, Mr. de Clara was the only officer participating in deliberations of the Company's compensation committee concerning executive officer compensation.

      During the year ended September 30, 2001, no director of the Company was also an executive officer of another entity, which had an executive officer of the Company serving as a director of such entity or as a member of the compensation committee of such entity.

Stock Options

      The following tables set forth information concerning the options granted during the fiscal year ended September 30, 2001, to the persons named below, and the fiscal year-end value of all unexercised options (regardless of when granted) held by these persons.

                Options Granted During Fiscal Year Ended September 30, 2001
                -----------------------------------------------------------

                Individual Grants
-------------------------------------------------

                                                                           Potential Realizable
                                   % of Total                                Value at Assumed
                                     Options                                Annual Rates of Stock
                                   Granted to     Exercise                   Price Appreciation
                      Options     Employees in    Price Per  Expiration     for Option Term (1)
 Name                Granted(#)   Fiscal Year       Share       Date         5%            10%
------             -------------  ------------    --------    --------      ------------------

Maximilian de Clara  35,000 (2)       2.04%        $1.67      12/1/04      $16,100     $35,700
                     60,000           3.49%        $1.38      3/22/11      $45,600    $132,000
                     ------
                     95,000

Geert R. Kersten     35,000 (2)       2.04%        $1.67      12/1/04      $16,100     $35,700
                     60,000           3.49%        $1.38      3/22/11      $45,600    $132,000
                    560,000 (2)      32.62%        $1.05      7/16/05     $162,400    $358,400
                    -------
                    655,000

Patricia B. Prichep  35,000 (2)       2.04%        $1.67      12/1/04      $12,600     $35,700
                     25,000           1.46%        $1.18      12/8/10      $30,000     $47,000
                    200,000 (2)      11.65%        $1.05      7/16/05      $58,000    $128,000
                    -------
                    260,000

             Individual Grants
-------------------------------------------------------

                                                                           Potential Realizable
                                   % of Total                                Value at Assumed
                                     Options                                Annual Rates of Stock
                                   Granted to     Exercise                   Price Appreciation
                      Options     Employees in    Price Per  Expiration     for Option Term (1)
 Name                Granted(#)   Fiscal Year       Share       Date         5%            10%
------             -------------  ------------    --------    --------      ------------------

Eyal Talor, Ph.D.     25,000         1.46%         $1.76     11/10/10     $27,500      $70,125
                      15,000 (2)     0.87%         $1.67      12/1/04     $ 6,900      $15,300
                     160,000 (2)     9.32%         $1.05      7/16/05     $46,400     $102,400
                     -------
                     200,000

M. Douglas Winship    25,000         1.46%         $1.39      04/5/11     $21,750      $55,250
                      40,000 (2)     2.33%         $1.05      7/16/05     $11,600      $25,600
                      ------
                      65,000

Daniel Zimmerman,
   Ph.D.              35,000 (2)     2.04%         $1.67      12/1/04     $16,100      $35,700
                      20,000         1.16%         $1.85      1/26/11     $23,200      $59,000
                     120,000 (2)     6.99%         $1.05      7/16/05     $34,800      $76,800
                     -------
                     175,000

(1) The potential realizable value of the options shown in the table assuming the market price of the Company's Common Stock appreciates in value from the date of the grant to the end of the option term at 5% or 10%.

(2) Options were granted in accordance with the Company's Salary Adjustment Plan. Pursuant to the Salary Adjustment Plan, any employee of the Company was allowed to receive options (exercisable at market price at the time of grant) in exchange for a one-time reduction in such employee's salary.

                   Option Exercises and Year-End Option Values
                                                                Value (in $) of
                                                                  Unexercised
                                                Number of        In-the-Money
                                               Unexercised     Options at Fiscal
                          Shares               Options (3)        Year-End (4)
                                               ------------    -----------------
                     Acquired On     Value       Exercisable/      Exercisable/
Name                 Exercise (1) Realized (2) Unexercisable     Unexercisable
----                 ------------ ------------ -------------   ----------------

Maximilian de Clara      --           --     348,333/151,666    55,733/12,467
Geert R. Kersten         --           --   1,073,334/711,666  215,233/135,667
Patricia Prichep         --           --     203,501/285,999    34,320/51,970
Eyal Talor                                    82,500/206,666    15,950/36,667
M. Douglas Winship       --           --       94,167/83,333    19,067/12,833
Daniel Zimmerman         --           --     107,667/193,333    17,087/30,433

(1) The number of shares received upon exercise of options during the fiscal year ended September 30, 2001.

(2) With respect to options exercised during the Company's fiscal year ended September 30, 2001, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of September 30, 2001, separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of September 30, 2001, the market value of the stock underlying those options as of September 30, 2001.

Stock Option and Bonus Plans

      The Company has Incentive Stock Option Plans, Non-Qualified Stock Option Plans and Stock Bonus Plans. A summary description of these Plans follows. In some cases these Plans are collectively referred to as the "Plans".

      Incentive Stock Option Plan. The Incentive Stock Option Plans collectively authorize the issuance of up to 2,100,000 shares of the Company's Common Stock to persons who exercise options granted pursuant to the Plan. Only Company employees may be granted options pursuant to the Incentive Stock Option Plan.

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

      Non-Qualified Stock Option Plans. The Non-Qualified Stock Option Plans collectively authorize the issuance of up to 5,760,000 shares of the Company's Common Stock to persons that exercise options granted pursuant to the Plans. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of the Company's Common Stock on the date the option is granted.

      Stock Bonus Plan. Up to 1,040,000 shares of Common Stock may be granted under the Stock Bonus Plan. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

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

      Summary. The following sets forth certain information, as of November 30, 2001, concerning the stock options and stock bonuses granted by the Company. Each option represents the right to purchase one share of the Company's Common Stock.

                          Total        Shares
                         Shares     Reserved for     Shares       Remaining
                        Reserved    Outstanding    Issued as    Options/Shares
Name of Plan           Under Plans    Options     Stock Bonus     Under Plans
------------           -----------  ------------  -----------    -------------

Incentive Stock
  Option Plans           2,100,000    1,170,100         N/A         843,315

Non-Qualified Stock
  Option Plans           5,760,000    3,398,814         N/A       1,213,725

Stock Bonus Plans        1,040,000          N/A     838,241         201,759


      Of the shares issued pursuant to the Company's Stock Bonus Plans 146,019 shares were issued as part of the Company's contribution to its 401(k) plan.

     During the year ended September 30, 1999 the Company issued 200,000 shares of its common stock to Mr. de Clara for past services provided to the Company. In January 2000 the Company issued Mr. de Clara an additional 200,000 shares of common stock for past services provided to the Company. In September 2001 the Company issued Mr. de Clara an additional 200,000 shares of common stock for past services provided to the Company. In October 2001 the Company issued Mr. de Clara an additional 75,071 shares of common stock for past services provided to the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of December 20, 2001, information with respect to the only persons owning beneficially 5% or more of the outstanding Common Stock and the number and percentage of outstanding shares owned by each director and officer and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of Common Stock.

Name and Address                   Number of Shares  (1)   Percent of Class (3)
----------------                   -----------------       ----------------

Maximilian de Clara                  451,804                   1.9%
Bergstrasse 79
6078 Lungern,
Obwalden, Switzerland

Geert R. Kersten                    1,282,483 (2)              5.2%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Patricia B. Prichep                   284,824                  1.2%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

M. Douglas Winship                    119,707                     *
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Eyal Talor, Ph.D.                     146,329                     *
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Daniel H. Zimmerman, Ph.D.            196,487                     *
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Alexander G. Esterhazy                 25,000                     *
20 Chemin du Pre-Poiset
CH- 1253 Vandoeuvres
Geneve, Switzerland

C. Richard Kinsolving                  11,000                     *
5414 61st Street East
Bradenton, FL 34203

All Officers and Directors
as a Group (8 persons)              2,517,634                  9.9%

*    Less than 1%

(1) Includes shares issuable prior to February 28, 2002 upon the exercise of options or warrants granted to the following persons:

                                          Options or Warrants Exercisable
      Name                                    Prior to February 28, 2002
      ----                                -----------------------------------

      Maximilian de Clara                          383,333
      Geert R. Kersten                           1,108,334
      Patricia B. Prichep                          260,168
      M. Douglas Winship                            94,167
      Eyal Talor, Ph.D.                            105,834
      Daniel H. Zimmerman, Ph.D.                   156,001
      Alexander G. Esterhazy                        25,000
      C. Richard Kinsolving                             --

      See Item 11 of this report for information concerning outstanding stock options.

(2) Amount includes shares held in trust for the benefit of Mr. Kersten's minor children. Geert R. Kersten is the stepson of Maximilian de Clara.

(3) Amount includes shares referred to in (1) above but excludes shares which may be issued upon the exercise or conversion of other options, warrants and other convertible securities previously issued by the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   See the Financial Statements attached to this Report.

      (b) On August 23, 2001 the Company filed a report on Form 8-K which disclosed the issuance of the Company's Series E Preferred stock and Series E warrants.

(c)   Exhibits                       Page Number

3(a)  Articles of Incorporation      Incorporated by reference to Exhibit 3(a)
                                     of the Company's combined Registration
                                     Statement on Form S-1 and  Post-Effective
                                     Amendment  ("Registration Statement"),
                                     Registration  Nos.2-85547-D and 33-7531.

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

 (c)  Amended Articles               Incorporated by reference to Exhibit (Name
                                     change only) 3(c) filed with  Registration
                                     Statement on Form S-1 (No. 33-34878).

 (d)  Bylaws                         Incorporated by reference to Exhibit 3(b)
                                     of the Company's Registration Statement on Form S-1,Registration Nos.2-85547-D and
                                     33-7531.

4(a)  Specimen copy of Stock         Incorporated by reference to Exhibit 4(a)
      Certificate                    of the Company's Registration Statement on
                                     Form  S-1, Registration Nos. 2-85547-D and
                                     33-7531.

4(b)  Designation of Series E        Incorporated by reference to Exhibit 4 to
      Preferred Stock                report on Form 8-K dated August 21, 2001.

4(c)  Form of Common Stock           Incorporated  by reference  to Exhibit
                                     Purchase Warrant 4(c) filed as an exhibit to the Company's Registration Statement on Form S-1 (Registration No. 33-43281).

10(e) Employment Agreement with      Incorporated by reference to Exhibit 10(e)
      Geert Kersten                  of the Company's report on Form 10-K for
                                     the year ended September 30, 2000.

10(q) Common Stock Purchase          Incorporated by reference to Exhibit10(q)
      Agreement with Paul Revere     to Cel-Sci Registration Statement on Form
      Capital  Partners Ltd.         S-1(Commission File Number 333-59798).

10(r) Stock Purchase Warrant issued  Incorporated by reference to Exhibit 10(r)
      to  Paul Revere Capital        to Cel-Sci Registration Statement on Form
      Partners Ltd.                   S-1 (Commission File Number 333-59798).

(c)   Exhibits                            Page Number

10(s) Securities Exchange Agreement   Incorporated by reference to Exhibit 10.1
      (together with Schedule         to report on Form 8-K dated August 21,
      required by Instruction 2 to    2001.
      Item 601 Regulation S-K)

10(t) Form of Series E Warrant        Incorporated by reference to Exhibit 10.2
                                      to report on Form 8-K dated August 21,
                                      2001.

10(u) Form of Secondary Warrant       Incorporated by reference to Exhibit 10.3
                                      to report on Form 8-K dated August 21,
                                      2001.

23    Consent of Independent Auditors     ________________________________

    (d) Financial statement schedules.    None

                              CEL-SCI CORPORATION

                Consolidated Financial Statements for the Years
                    Ended September 30, 2001, 2000 and 1999,
                        and Independent Auditors' Report

CEL-SCI CORPORATION

TABLE OF CONTENTS
----------------------------------------------------------------------------


                                                                       Page

INDEPENDENT AUDITORS' REPORT                                            F-1

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
   SEPTEMBER 30, 2001, 2000, AND 1999:

  Consolidated Balance Sheets                                            F-2

  Consolidated Statements of Operations                                  F-3

  Consolidated Statements of Comprehensive Loss                          F-4

  Consolidated Statements of Stockholders' Equity                        F-5

  Consolidated Statements of Cash Flows                               F-6 - F-7

  Notes to Consolidated Financial Statements                         F-8 - F-24

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of CEL-SCI Corporation:

     We have audited the accompanying consolidated balance sheets of CEL-SCI Corporation and subsidiaries (the Company) as of September 30, 2001 and 2000, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CEL-SCI Corporation and subsidiaries as of September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

McLean, Virginia
December 20, 2001

CEL-SCI CORPORATION

CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2001 AND 2000
------------------------------------------------------------------------------

ASSETS                                                  2001           2000

CURRENT ASSETS:
    Cash and cash equivalents                      $1,783,990     $6,909,263
    Investment securities available for sale
                                                      593,384      3,760,922
    Interest and other receivables
                                                       40,376         39,252
    Prepaid expenses
                                                      866,058      1,838,376
    Advances to officer/shareholder and employees           -            728
                                                     --------      ---------

                      Total current assets          3,283,808     12,548,541

RESEARCH AND OFFICE EQUIPMENT - Less accumulated
    depreciation of $1,864,182 and $1,721,336         620,608        594,919

DEPOSITS                                              139,828        139,828

PATENT COSTS - Less accumulated amortization
    of $623,235 and $574,362                          464,676        525,594
                                                  -----------      ---------
                                                  $ 4,508,920    $13,808,882
                                                  ===========    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses           $ 476,048   $    822,601
    Due to officer/shareholder and employees              461              -
                                                        -----        -------

                      Total current liabilities       476,509        822,601

DEFERRED RENT                                          31,218         24,822
                                                      -------        -------
                     Total liabilities                507,727        847,423
                                                      -------        -------
STOCKHOLDERS' EQUITY:
 Series E cumulative convertible redeemable
    preferred stock, $.01 par value, $1,000
    liquidation value - authorized, 6,288 shares;
    issued and  outstanding, 5,863 and -0-
    shares at September 30, 2001 and 2000,
    respectively                                           59              -
    Common stock, $.01 par value - authorized,
    100,000,000 shares; issued and outstanding,
    21,952,082 and 20,459,700 shares at September
    30, 2001 and 2000, respectively                   219,521         204,597

    Additional paid-in capital                     75,641,365      73,924,653
    Unearned compensation                             (19,636)              -
    Accumulated other comprehensive loss                 (210)        (61,564)
    Accumulated deficit                           (71,839,906)    (61,106,227)
                                                   ----------     -----------

                   Total stockholders' equity      $4,001,193     $12,961,459
                                                   ----------     -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $4,508,920     $13,808,882
                                                   ==========     ===========

See notes to consolidated financial statements.

CEL-SCI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2001, 2000,
AND 1999
-------------------------------------------------------------------------------

                                           2001          2000         1999

INVESTMENT INCOME                      $  376,221     $ 402,011    $ 402,831

OTHER INCOME                              293,871        40,540       66,687
                                      ------------  ------------    --------

           Total income                   670,092       442,551      469,518
                                        ---------     ---------     --------

OPERATING EXPENSES:
    Research and development
                                        7,762,213     5,186,065     4,662,226
    Depreciation and amortization
                                          209,121       220,994       268,210
    General and administrative          3,432,437     3,513,889     3,029,807
                                      -----------   -----------   ---------

          Total operating expenses     11,403,771     8,920,948     7,960,243
                                      ------------   -----------   ---------

NET LOSS                              (10,733,679)   (8,478,397)   (7,490,725)

ACCRUED DIVIDENDS ON PREFERRED STOCK      (53,153)            -             -

ACCRETION OF BENEFICIAL CONVERSION
    FEATURE ON PREFERRED STOCK           (317,419)            -             -
                                        ----------     --------      --------

NET LOSS ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                     $(11,104,251)  $(8,478,397)  $(7,490,725)
                                      ============= ============  ============

LOSS PER COMMON SHARE (BASIC)         $     (0.51)  $     (0.44)  $     (0.52)
                                      =============  ===========   ===========

LOSS PER COMMON SHARE (DILUTED)       $     (0.51)  $     (0.44)  $     (0.52)
                                      =============  ===========   ===========

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                        21,824,273    19,259,190    14,484,352
                                       ===========   ===========   ==========


See notes to consolidated financial statements.

CEL-SCI CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999
------------------------------------------------------------------------------

                                             2001        2000          1999


NET LOSS                                (10,733,679)  (8,478,397)    (7,490,725)

OTHER COMPREHENSIVE LOSS - Unrealized
gain (loss) on investments                   61,354       55,095        (68,368)
                                           --------     --------    -----------

COMPREHENSIVE LOSS                      (10,672,325)  (8,423,302)    (7,559,093)
                                        ============  ===========   ============




See notes to consolidated financial statements.

CEL-SCI CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999
-------------------------------------------------------------------------------

                                                                                                     Accumu-
                           Preferred        Preferred                                              lated other
                         Series D Stock   Series E Stock     Common Stock      Additional Unearned comprehen-    Accumu-
                         -------------   ---------------   -----------------    Paid-In    Compen- sive (Loss)  lated
                        Shares   Amount  Shares   Amount   Shares    Amount     Capital   sation     Income      Deficit      Total
                        ------   ------  ------   ------   ------    ------     -------   --------  ----------  --------      -----
BALANCE,OCTOBER 1,1998  9,002  $   90       -   $   -   11,972,695 $119,726 $59,040,864  $   -   $(48,291) $(45,137,105)$13,975,284

Exercise of stock
  options                   -       -       -       -       28,500      285      70,965      -          -             -      71,250
Stock options issued to
  non-employees for
  services                  -       -       -       -            -        -      88,166      -          -             -      88,166
Preferred Series D
  conversion           (9,002)    (90)      -       -    4,760,126   47,602     (47,512)     -          -             -           -
401(k) contributions        -       -       -       -       41,020      410      86,544      -          -             -      86,954
Stock bonus to officer      -       -       -       -      200,000    2,000     433,625      -          -             -     435,625
Change in unrealized gain
 (loss) of investment
 securities available for
 sale                       -       -       -       -            -        -           -      -    (68,368)            -     (68,368)
    Net loss                -       -       -       -            -        -           -      -          -    (7,490,725) (7,490,725)
                          ----   ----     ----     ----        ---      ---        ----   ----     ------    -----------  ----------

BALANCE, SEPTEMBER 30,
   1999                     -       -       -       -   17,002,341  170,023  59,672,652      -   (116,659)  (52,627,830)  7,098,186

Exercise of stock options   -       -       -       -    1,047,612   10,476   3,646,991      -          -             -   3,657,467
Issuance - common stock     -       -       -       -    2,175,258   21,753   9,958,247      -          -             -   9,980,000
401(k) contributions        -       -       -       -       34,489      345      98,762      -          -             -      99,107
Stock bonus to officer      -       -       -       -      200,000    2,000     548,000      -          -             -     550,000
Change in unrealized gain
  (loss) of investment
  securities available for
  sale                      -       -       -       -            -        -           -      -     55,095             -      55,095
    Net loss                -       -       -       -            -        -           -      -          -    (8,478,397) (8,478,397)
                          ----    ----     ----  ----        -----   ------     -------   ----    -------    ----------- -----------

BALANCE, SEPTEMBER 30,
  2000                      -       -       -       -   20,459,700  204,597  73,924,653      -    (61,564)  (61,106,227) 12,961,459

Exercise of warrants        -       -       -       -    3,794,432   37,944     (37,593)     -          -             -         351
Stock issued to employees
  for service               -       -       -       -      114,867    1,149     113,718      -          -             -     114,867
Repriced options            -       -       -       -            -        -    613,108 (19,636)         -             -     593,472
Stock options issued to
  non-employees for
  services                  -       -       -       -            -        -     167,087      -          -             -     167,087
Stock issued to non-
  employees for service     -       -       -       -       34,546      346      34,201      -          -             -      34,547
Exchange of common stock
  for Preferred Series E    -       -   6,288      63   (3,589,289) (35,893)     35,830      -          -             -           -
  Conversion of Preferred
Series E to common stock    -       -    (425)     (4)      348,841   3,488      (3,484)     -          -             -           -
Issuance - common stock     -       -       -       -       522,108   5,221     584,779      -          -             -     590,000
401(k) contributions        -       -       -       -        66,877     669      93,036      -          -             -      93,705
Stock bonus to officer      -       -       -       -       200,000   2,000     260,000      -          -             -     262,000
Costs for equity-related
  transactions              -       -       -       -             -       -    (143,970)     -          -             -    (143,970)
Change in unrealized gain
 (loss) of investment
 securities available
 for sale                   -       -       -       -             -       -           -      -     61,354             -      61,354
    Net loss                -       -       -       -             -       -           -      -          -   (10,733,679)(10,670,218)
                         ----    ----     ---    ----          ----    ----     -------    ----    ------    ---------- ------------

BALANCE, SEPTEMBER 30,
   2001                     -       -   5,863      59    21,952,082  219,521  75,641,365  (19,636)   (210)  (71,839,906)  4,001,193
                         ====    ====  ======     ===   ===========  =======  ==========  ========   =====  ============  =========


See notes to consolidated financial statements

CEL-SCI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2001, 2000, AND 1999
------------------------------------------------------------------------------

                                             2001          2000           1999

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                              $(10,733,679)  $(8,478,397)  $(7,490,725)
 Adjustments to reconcile net
   loss to net cash used in
   operating activities:
       Depreciation and amortization        209,121       220,994       268,210
       Issuance of stock options for
          services                          167,087             -        88,166
       Repriced options                     593,472             -             -

       Common stock bonus granted to
         officer                            262,000       550,000       435,625

       Issuance of common stock for
         services                           149,414             -             -

       Common stock contributed to
          401(k) plan                        93,705        99,107        86,954

       Net realized loss on sale of
         securities                           9,831        49,963       151,349
        Impairment loss on abandonment of
          patents                            30,439             -             -
      Changes in assets and liabilities:
         (Increase) decrease in interest
            and other receivables            (1,124)       23,573         6,984
         Decrease (increase) in prepaid
            expenses                        972,318    (1,323,804)      209,262
         Decrease (increase) in advances        728        68,720       (69,275)
         Increase in deposits                     -      (125,000)            -
         (Decrease) increase in accounts
            payable and accrued expenses   (346,553)      389,336         6,118
         Increase in due to officer/
            shareholder and employees           461             -             -
         Increase (decrease) in deferred
            rent                              6,396        (3,499)       (1,061)
                                            -------       --------      -------

               Net cash used in
                   operating activities  (8,586,384)   (8,529,007)   (6,308,393)
                                       ------------    -----------  ------------

CASH FLOWS PROVIDED BY (USED IN)
    INVESTING ACTIVITIES:

    Purchases of investments                      -    (2,000,587)     (235,698)
    Sales and maturities of investments   3,219,064     1,436,289     6,499,801
    Repayment on note receivable from
       shareholder                                -             -        70,809
    Expenditures for property and
      equipment                            (168,537)     (284,043)      (60,552)
    Expenditures for patents                (35,797)      (98,500)     (102,798)
                                           ---------     ---------    ---------

         Net cash provided by (used
          in) investing activities         3,014,730     (946,841)    6,171,562
                                         -----------    ----------    ---------



                                                                  (Continued)

See notes to consolidated financial statements

CEL-SCI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2001, 2000, AND
1999
-------------------------------------------------------------------------------

                                           2001           2000           1999

CASH FLOWS PROVIDED BY
FINANCING  ACTIVITIES:
  Cash proceeds from issuance of
    preferred and common stock
    and warrant conversion for cash       590,351      13,637,467       71,250

    Costs for equity-related
      transactions                       (143,970)              -            -
                                         ---------       --------      -------

       Net  cash provided by
          financing activities             446,381     13,637,467       71,250
                                         ---------     ----------      --------

NET  (DECREASE) INCREASE IN CASH        (5,125,273)     4,161,619      (65,581)

CASH, BEGINNING OF YEAR                  6,909,263      2,747,644    2,813,225
                                       -----------    -----------    ---------

CASH, END OF YEAR                      $ 1,783,990     $6,909,263   $2,747,644
                                       ===========    ===========    =========

SUPPLEMENTAL DISCLOSURES:

At September 30, 2001, 2000, and 1999, the net unrealized gain (loss) on investments available-for-sale was $(210), $(61,564), and $(116,659), respectively.

During the year ended September 30, 2001, 3,589,289 shares of common stock were exchanged for 6,288 shares of Series E Preferred Stock and 425 shares of Series E Preferred Stock were converted into 348,841 shares of common stock. Pursuant to these transactions, $53,153 of dividends were accrued on the preferred stock and $317,419 was accreted for the beneficial conversion feature on the preferred stock.

The Company extended the expiration date and repriced Series A Warrants during the year ended September 30, 2001 resulting in a deemed dividend to the common shareholders in the amount of $43,842 for the incremental value of the warrants at the date of modification.

During the year ended September 30, 2001, 200,800 common stock purchase warrants were issued pursuant to the equity line of credit and 272,108 common stock purchase warrants were issued in connection with a private offering of common stock resulting in transaction costs of $200,000 and $224,000, respectively.

During the year ended September 30, 1999, 9,002 shares of Series D Preferred Stock were converted into 4,760,126 shares of common stock.

See notes to consolidated financial statements.                  (Concluded)

CEL-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2001, 2000 AND 1999
----------------------------------------------------------------------------


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

        Research and Office Equipment - Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the terms of the lease. Repairs and maintenance are expensed when incurred.

        Research and Development Costs - Research and development expenditures are expensed as incurred. The Company has an agreement with an unrelated corporation for the production of MULTIKINE, which is the Company's only product source.

        Research and Development Grant Revenues - The Company's grant arrangements are handled on a reimbursement basis. Grant revenues under the arrangements are recognized as other income when costs are incurred.

        Patents - Patent expenditures are capitalized and amortized using the straight-line method over 17 years. In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the year ended September 30, 2001, the Company recorded patent impairment charges of $30,439 for the net book value of patents abandoned during the year and such amount is included in general and administrative expenses. There were no impairment charges for the fiscal years ended September 30, 2000 and 1999.

        Net Loss Per Share - Net loss per common share is computed by dividing the net loss, after increasing the loss for the effect of any accrued dividends on the preferred stock and the accretion of the beneficial conversion feature related to the preferred stock, by the weighted average number of common shares outstanding during the period. Common stock equivalents, including convertible preferred stock and options to purchase common stock, were excluded from the calculation for all periods presented as they were antidilutive.

        Prepaid Expenses - The majority of prepaid expenses consist of manufacturing production advances and bulk purchases of laboratory supplies to be consumed in the manufacturing of the Company's product for clinical studies.

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

        Cash and Cash Equivalents - For purposes of the statements of cash flows, cash and cash equivalents consists principally of unrestricted cash on deposit and short-term money market funds. The Company considers all highly liquid investments with a maturity when purchased of less than three months to be cash equivalents.

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

        Reclassifications - Certain reclassifications have been made to the fiscal year 2000 and 1999 financial statements to conform with the current-year presentation.

2.  OPERATIONS AND FINANCING

    The Company has incurred significant costs since its inception in connection with the acquisition of an exclusive worldwide license to certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities, and clinical trials. The Company has funded such costs with proceeds realized from the public and private sale of its common stock. The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts. The Company expects to receive additional funding from private investors subsequent to September 30, 2001 (see Note 14); however, there can be no assurances that the Company will be able to raise additional capital or obtain additional financing. Also, the ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain.

    The Company plans to seek continued funding of the Company's development by raising additional capital. If necessary, the Company plans to reduce discretionary expenditures in order to meet its obligations; however such reductions would delay the development of the Company's products. It is the opinion of management that sufficient funds will be available from external financing and additional capital and/or expenditure reductions in order to meet the Company's liabilities and commitments as they come due during fiscal year 2002. Ultimately, the Company must complete the development of its products and obtain sufficient revenues to support its operations.

3.  INVESTMENTS

    The carrying values and estimated market values of investments available-for-sale at September 30, 2001 and 2000, are as follows:

                                           September 30, 2001
                         -----------------------------------------------------
                                       Gross         Gross        Market Value
                         Amortized   Unrealized    Unrealized   at September 30,
                            Cost        Gains        Losses           2001
                         ----------  ----------   -----------   ----------------
Fixed income mutual
   funds                 $ 593,594    $    --       $ (210)     $  593,384
                         ----------     -------     ----------   -------------

Total                    $ 593,594    $    --       $ (210)     $  593,384
                       ============     =======     ==========   =============




                                            September 30, 2000
                                       Gross         Gross        Market Value
                         Amortized   Unrealized    Unrealized   at September 30,
                            Cost        Gains        Losses           2000
                         ----------  ----------   -----------   ----------------
Bonds                  $2,000,000     $ 4,720     $       -        $ 2,004,720
Fixed income mutual
  funds                 1,822,486           -       (66,284)         1,756,202
                       --------------  ---------    ---------      ------------

Total                  $3,822,486     $ 4,720      $(66,284)     $ 3,760,922
                       ==========     ========      =========    =============

The gross realized gains and losses of sales of investments available-for-sale for the years ended September 30, 2001, 2000, and 1999, are as follows:

                              2001             2000             1999

Realized gains            $  14,997         $     --          $    --

Realized losses             (24,828)         (49,963)        (151,349)
                          ----------        ---------       ----------

Net realized loss         $  (9,831)        $(49,963)      $ (151,349)
                           ========         =========       ==========

4.  RESEARCH AND OFFICE EQUIPMENT

    Research and office equipment at September 30, 2001 and 2000, consist of the following:

                                              2001              2000

Research equipment                       $ 2,177,553       $ 2,052,082

Furniture and equipment                      265,581           258,780

Leasehold improvements                        41,656             5,393
                                          -----------       -----------

                                           2,484,790         2,316,255

Less accumulated depreciation and
amortization                              (1,864,182)       (1,721,336)
                                         ------------       -----------

Net research and office equipment          $ 620,608       $   594,919
                                            ========       ============

5.  INCOME TAXES

    The approximate tax effect of each type of temporary difference and carryforward that gave rise to the Company's deferred tax assets and liabilities at September 30, 2001 and 2000, is as follows:

                                         2001             2000
                                         ----            ------

Depreciation                        $  (23,140)          $(28,964)

Prepaid expenses                      (300,068)          (697,848)

Net operating loss carryforward     25,902,462         22,905,872

Compensation expense for
repriced options                       225,282                  -

Other                                   11,883              9,422

Less:  Valuation allowance         (25,816,419)       (22,188,482)
                                   -----------         -----------

Net deferred                        $       --         $      --
                                    ===========         =========

    The Company has available for income tax purposes net operating loss carryforwards of approximately $68,236,200, expiring from 2002 through 2021. In the event of a significant change in the ownership of the Company, the utilization of such carryforwards could be substantially limited.

    For fiscal years 2001 and 2000, the Company's statutory tax rate was 35%, and its effective tax rate was 0%. The difference between the rates was primarily attributable to net operating loss carryforwards and non-recognition of deferred taxes due to the valuation allowance.

6.  STOCK OPTIONS, BONUS PLAN, AND WARRANTS

    Non-Qualified Stock Option Plan - At September 30, 2001, the Company has collectively authorized the issuance of 5,760,000 shares of common stock under the Non-Qualified Plan. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options are to be determined by the Company's Compensation Committee, which administers all of the plans. The Company's employees, directors, officers, and consultants or advisors are eligible to be granted options under the Non-Qualified Plan.

    Information regarding the Company's Non-Qualified Stock Option Plan is summarized as follows:

                                       Outstanding                Exercisable
                                   -------------------        ------------------
                                              Weighted                 Weighted
                                               Average                  Average
                                              Exercise                 Exercise
                                   Shares      Price          Shares     Price

Options outstanding,
   October 1, 1998               1,959,700     $3.32       1,315,002     $3.10

   Options granted                 470,959      2.02

   Options forfeited               (56,602)     4.78
                                   -------    ------

Options outstanding,
   September 30, 1999             2,374,057     2.80       1,595,934      3.09

   Options granted                  262,500     3.09

   Options exercised               (789,085)    3.41

   Options forfeited                (46,266)    2.34
                                   ---------

Options outstanding,
September 30, 2000                 1,801,206    3.18        1,547,445     3.19

   Options granted                 1,673,500    1.20

   Options exercised                       -       -

   Options forfeited                (114,640)   2.82
                                   ----------

Options outstanding,
  September 30, 2001               3,360,066    1.29        1,640,047     1.38
                                   =========

    At September 30, 2001, options outstanding and exercisable were as follows:

                           Weighted
                            Average      Weighted                     Weighted
                           Exercise       Average                     Average
  Range of       Number     Price        Remaining        Number      Exercise
  Exercise        0ut-       out-        Contractual      Exer-        Price
   Prices       standing   standing        Life          cisable    Exercisable

$1.05 - $1.51   2,495,434   $1.07        3.1 years     1,178,938       $1.05
$1.67 - $2.38     780,652   $1.81          3 years       378,795       $1.95
$2.94 - $3.31      77,680   $3.06        1.9 years        77,680       $3.06
$3.87 - $4.63       5,500   $4.00        6.1 years         3,834       $4.00
   $6.25              800   $6.25          7 years           800       $6.25


    During fiscal year 1999, the Company extended the expiration dates on approximately 35,750 options from the Nonqualified Stock Option Plan with exercise prices of 2.87 originally expiring in March 1999 to expiration dates in March 2000. This date was considered a new measurement date with respect to all of the modified options. As of March 30, 2000, all options had been exercised.

    During March 2000, the Company agreed to restore and vest 40,000 options at prices ranging from $5.25 to 5.62, to one former Director and one Director as part of a settlement agreement. The options will expire on September 25, 2006. As of September 30, 2001, 20,000 options had been exercised.

    In October 2000 and April 2001, the Company extended the expiration dates on approximately 1,056,000 options from the Nonqualified Stock Option Plan with exercise prices ranging from $2.38 to $5.25. The options originally expired from October 2000 to January 2001 but were extended to expiration dates ranging from October 2001 to January 2002. Each of these two dates was considered a new measurement date with respect to all of the modified options; however, on each date the exercise price of the options exceeded the fair market value of the Company's common stock. As of September 30, 2001, all options remain outstanding.

    In July 2001, the Company repriced 1,298,098 outstanding employee and director stock options under the Nonqualified Plans that were priced over $2.00 down to $1.05. In accordance with Financial Interpretation No. 44 (FIN
    44), such repriced options are considered to be variable options. During the year ended September 30, 2001, compensation charges of $364,532 were recorded in the consolidated statement of operations and unearned compensation of $11,916 was recorded on the consolidated balance sheet as of September 30, 2001. The compensation expense was determined based upon the difference between the fair market value of the Company's common stock at the date of modification and the exercise price of each stock option. On September 30, 2001, the incremental compensation expense was determined based on the difference between the fair market value of the stock on September 30, 2001 and the exercise price, less the previously recorded expense. Changes in the fair market value of the Company's common stock will result in future changes in compensation expenses. As of September 30, 2001, all options remain outstanding.

    Incentive Stock Option Plan - At September 30, 2001, the Company has collectively authorized the issuance of 2,100,000 shares of common stock under the Incentive Stock Option Plan. Options vest after a one-year to three-year period and expire no later than ten years after the grant date. Terms of the options are to be determined by the Company's Compensation Committee, which administers all of the plans. Only the Company's employees and directors are eligible to be granted options under the Incentive Plan.

    Information regarding the Company's Incentive Stock Option Plan is summarized as follows:

                                       Outstanding               Exercisable
                                   -------------------        -----------------
                                               Weighted               Weighted
                                                Average                Average
                                                Exercise               Exercise
                                    Shares       Price       Shares     Price


Options outstanding,
   October 1, 1998                  772,384     $  4.06       311,622    $3.64

   Options granted                  206,500        2.14

   Options forfeited                 (2,034)       3.70
                                   ----------

Options outstanding,
   September 30, 1999               976,850        3.71       520,688     3.86

   Options granted                  140,000        3.77

   Options exercised                (68,418)       4.47

   Options forfeited                 (1,666)       3.38
                                   ----------

Options outstanding,
  September 30, 2000              1,046,766        3.62        722,435    3.98

   Options granted                  130,000        1.24

   Options exercised                      -           -

   Options forfeited                 (6,666)       3.36
                                   --------

Options outstanding,
   September 30, 2001             1,170,100        1.65        862,103    2.33
                                 ===========

At September 30, 2001, options outstanding and exercisable were as follows:

                           Weighted
                            Average      Weighted                     Weighted
                           Exercise       Average                     Average
  Range of       Number     Price        Remaining        Number      Exercise
  Exercise        0ut-       out-        Contractual      Exer-        Price
   Prices       standing   standing        Life          cisable    Exercisable

 $1.05 - $1.39   866,066   $  1.08      6.4 years       640,069      $  1.05
 $1.88 - $2.87   134,167   $  2.35      4.0 years       110,167      $  2.43
 $3.25 - $3.87    30,167   $  3.40      5.9 years        30,167      $  3.40
 $4.50 - $5.75    39,100   $  5.06      6.7 years        81,100      $  5.08
   $11.00            600   $ 11.00      4.7 years           600      $ 11.00


    During fiscal year 1999, the Company extended the expiration date on 23,000 options at $3.25 from the Incentive Stock Option Plan. The options were to expire February 21, 1999, and were extended to February 21, 2000. The options had originally been granted in February 1996. All options were exercised as of September 30, 2000.

    During fiscal year 2001, the Company extended the expiration date on 50,000 options at $2.87 from the Incentive Stock Option Plan. The options were to expire November 1, 2001, and were extended to November 1, 2002. The options had originally been granted in November 1991. November 1, 2001 was considered a new measurement date; however, the exercise price on all the options modified exceeded the fair market value of the Company's common stock. All options remain outstanding as of September 30, 2001.

    In July 2001, the Company repriced 816,066 outstanding employee and director stock options under the Incentive Stock Option Plan that were priced over $2.00 down to $1.05. In accordance with FIN 44, such repriced options are considered to be variable options. During the year ended September 30, 2001, compensation charges of $228,940 were recorded in the consolidated statement of operations and unearned compensation of $7,720 was recorded on the consolidated balance sheet as of September 30, 2001. The compensation expense was determined based upon the difference between the fair market value of the Company's common stock at the date of modification and the exercise price of each stock option. On September 30, 2001 the incremental compensation expense was determined based on the difference between the fair market value of the stock on September 30, 2001 and the exercise price, less the previously recorded expense. Changes in the fair market value of the Company's common stock will result in future changes in compensation expenses. As of September 30, 2001, all options remain outstanding.

    Stock Bonus Plan - At September 30, 2001, the Company has authorized the issuance of 1,040,000 shares of common stock under the Stock Bonus Plan. All employees, directors, officers, consultants, and advisors are eligible to be granted options. During the year ended September 30, 2001, 266,877 shares with related expenses of $355,705 were issued under the Plan and recorded in the consolidated statement of operations.

    Other Options and Warrants - In connection with the 1992 public offering, 5,175,000 common stock purchase warrants were issued and outstanding at September 30, 1997. Every ten warrants entitled the holder to purchase one share of common stock at a price of $15.00 per share. Subsequently, the expiration date of the warrants was extended to February 1998. Effective June 1, 1997, the exercise price of warrants was lowered from $15 to $6 and only five warrants, rather than 10 warrants, were required to purchase one share of common stock. Subsequent to September 30, 1997, warrant-holders who tendered five warrants and $6.00 between January 9, 1998, and February 7, 1998, would receive one share of the Company's common stock and one new warrant. The new warrants would permit the holder to purchase one share of the Company's common stock at a price of $10.00 per share prior to February 7, 2000. During fiscal year 1998, the expiration date of the original warrants was extended to July 31, 1998, and 582,025 original warrants were tendered for 116,405 common shares. As of September 30, 1999, the 4,592,975 original warrants had expired. In January 2001, the Company extended the expiration date on the remaining 116,405 warrants to August 2001 and repriced them from $10.00 to $3.00 per share. In July 2001, the Company extended the expiration date further to February 2002. The incremental value at the date of these modifications collectively of $43,842 is considered a deemed dividend and is recorded as an addition to additional paid-in capital and also a charge to additional paid-in capital since the Company is in an accumulated deficit position. The deemed dividend was valued using the Black-Scholes pricing methodology. All warrants remained outstanding as of September 30, 2001.

    During fiscal year 1995, the Company granted a consultant options to purchase 17,858 shares of the Company's common stock. These shares became exercisable on November 2, 1995, and were to expire November 1, 1999. In February 2000, the Company extended the expiration date on the options by one year to February 6, 2001. These options are exercisable at $5.60 per share and as of September 30, 2000, all 17,858 options remain outstanding. All outstanding options expired during the year ended September 30, 2001.

    In June and September 1995, the Company completed private offerings whereby it sold a total of 1,150,000 units at $2.00 per unit. Each unit consisted of one share of Common Stock and one warrant. Each warrant entitled the holder to purchase one additional share of Common Stock at a price of $3.25 per share at any time prior to June 30, 1997. All warrants sold in this Offering were exercised during fiscal year 1996. Additionally, the Company issued to the underwriter warrants to purchase 230,000 equity units. Each unit consisted of one share of the Company's common stock. For the June 1995 private placement, 57,500 equity units were issued at $2.00 per unit and another 57,500 equity units were issued at $3.25 per unit. All units issued in the June 1995 private placement were exercised at September 30, 1996. For the September 1995 private placement, 57,500 equity units were issued at $2.40 per unit and another 57,500 equity units were issued at $3.25 per unit. As of September 30, 1996, 21,890 equity units had been exercised at $3.25 per unit and 21,890 equity units had been exercised at $2.40 per unit. As of September 30, 1997, 35,610 equity units had been exercised at $2.40 per unit and 25,610 equity units were exercised at $3.25 per unit. All remaining 10,000 equity units expired on February 6, 2001.

    During fiscal year 1997, the Company granted four consultants options to purchase a total of 268,000 shares of the Company's common stock. The fair value of the options is expensed over the life of the consultants' contracts. Of the 268,000 options, 218,000 options became exercisable during fiscal year 1997 at prices ranging from $2.50 to $4.50. The remaining 50,000 options became exercisable during fiscal year 1998 at $5.00. During fiscal year 1997, 50,000 options were exercised at $3.50. During fiscal year 1998, 114,500 options were exercised at prices ranging from $3.50 to $4.50. During fiscal year 1999, 18,500 options were exercised at prices ranging from $3.50 to $4.50. In December 1999, the Company extended the expiration date on 10,000 options exercisable at $3.25 per share to June 30, 2000. Subsequently, the expiration date was extended to June 30, 2001. During fiscal year 2000, 25,000 options were exercised at prices ranging from $2.50 to $3.94. At September 30, 2000, 60,000 options related to the four consultants remained outstanding at prices ranging from $3.50 to $5.00. On June 30, 2001, the 10,000 options at $3.25 per share expired. Of the remaining 50,000 options at $5.00, 25,000 options expire in November 2002 and 25,000 options expire in February 2003. All 50,000 options remain outstanding as of September 30, 2001.

    In connection with the December 1997 private offering of common stock, the Company issued to the underwriters warrants to purchase 50,000 shares of common stock at $8.63 per share. The warrants were exercisable at any time prior to December 22, 2000. At September 30, 2000, all warrants remained outstanding and subsequently expired in December 2000.

    During fiscal year 1998, the Company granted seven consultants options to purchase a total of 282,000 shares of the Company's common stock. The fair value of the options is expensed over the life of the consultants' contracts. All options became exercisable during 1998 and were exercisable at prices ranging from $3.50 to $7.31. During fiscal year 1998, 22,000 options were exercised at prices ranging from $3.50 to $4.50. During fiscal year 1999, 75,000 options expired ranging in price from $5.06 to $7.31, and 10,000 options were exercised at a price of $2.50. In December 1999, the Company extended the expiration date on 20,000 options exercisable at $3.94 per share and 10,000 options exercisable at $3.50 per share to June 30, 2000. Subsequently, the expiration date was extended to June 30, 2001. During fiscal year 2000, 165,000 options were exercised at prices ranging from $2.50 to $5.62. At September 30, 2000, 5,000 options related to the consultants remained outstanding at a price of $3.50 per common share. All remaining options expired during the year ended September 30, 2001.

    During fiscal year 1999, the Company granted one consultant options to purchase a total of 50,000 shares of the Company's common stock. The fair value of the options is expensed over the life of the consultant's contract. All 50,000 options became exercisable during fiscal year 1999 at $2.50 per share. At September 30, 2001 and 2000, all 50,000 options remained outstanding.

    In January 1999, the Company revised the terms of 23,500 and 125,000 options granted to consultants in fiscal years 1997 and 1998, respectively. The terms of the agreements set the exercise price of the 148,500 options at $4.00 and set the expiration date of the options at December 31, 1999. During 1999, 28,500 options to purchase shares were exercised at $2.50 per share. The options were further revised in December 1999 to extend the expiration date to June 30, 2001. During fiscal year 2000, all 120,000 options to purchase shares were exercised at $2.50 per share.

    In connection with the December 1999 private offering of common stock, the Company issued 402,007 common stock purchase warrants (Series A Warrants). Each warrant entitled the holder to purchase one share of common stock at $2.925 per share, expiring December 2002. The investors in this private offering also received warrants that allow investors under certain circumstances to acquire additional shares of the Company's common stock at a nominal price (the Series B Warrants). At September 30, 2000, all warrants were outstanding. In December 2000, the terms of the Series B Warrants were fixed because the common stock price reached $1.54 and entitled the holder to purchase 274,309 shares of common stock at an exercise price of $0.001. All shares of the Series B Warrants were exercised during the year ended September 30, 2001. As discussed in Note 10, the Series A Warrants were exchanged for new series E Warrants, which entitles the holder to purchase one share of common stock at $1.19 per share, expiring August 16, 2004.

    In connection with the March 2000 private offering of common stock, the Company issued 413,334 common stock purchase warrants (Series C Warrants). Each warrant entitled the holder to purchase one share of common stock at $8.50 per share, expiring March 2003. The investors in this private offering also received warrants that allow investors under certain circumstances to acquire additional shares of the Company's common stock at a nominal price (the Series D Warrants). At September 30, 2000, all warrants were outstanding. During the year ended September 30, 2001, the terms of the Series D Warrants were fixed on two separate vesting dates, the first of which entitled the holder to purchase 4,207,865 shares of common stock at a price of $0.001 because the common stock price reached $1.47 and the second of which entitled the holder to purchase 1,526,290 shares of common stock at $0.001 because the common stock price reached $1.088. As a result, and in accordance with the terms of the Series D Warrants, the holders were entitled to receive 5,734,155 additional shares of the Company's common stock, of which 3,520,123 shares had been issued as of September 30, 2001. The remaining 2,214,032 Series D Warrants were canceled pursuant to the exchange of common shares and warrants for Series E Preferred Stock as discussed in Note 10. Additionally, as discussed in Note 10, the Series C Warrants were exchanged for new Series E Warrants, which entitles the holder to purchase one share of common stock at $1.19 per share, expiring August 16, 2004.

    During fiscal year 2001, the Company granted options to consultants to purchase a total of 180,000 shares of the Company's common stock at exercise prices ranging from $1.05 to $1.63 expiring from June 2006 to May 2007. As of September 30, 2001, all options remain outstanding. The fair value of 30,000 options was expensed immediately. The fair value of the remaining 150,000 options is expensed on a monthly basis as the options are earned and vest over a period of one year. Compensation expense of $101,759 was recorded in the consolidated statement of operations for the year ended September 30, 2001. The compensation expense was determined using the Black-Scholes pricing methodology with the following assumptions:

      Expected stock risk volatility           98% to 104%
      Risk-free interest rate                   4.12%
      Expected life of option                   3
      Expected dividend yield                  -0-

    In connection with the April 2001 common stock purchase agreement discussed in Note 10, the Company issued 200,800 common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock at $1.64 per share, expiring in April 2004. The warrants have a relative fair value of $200,000 calculated using the Black Scholes pricing methodology with the following assumptions:

             Expected stock risk volatility            98%
             Risk-free interest rate                 3.12%
             Expected life of warrant                3
             Expected dividend yield                -0-

    The fair value of the warrants has been recorded as an addition to additional paid-in capital and also a charge to additional paid-in capital since the Company is in an accumulated deficit position.

    In August 2001, the Company issued 272,108 common stock purchase warrants in connection with a private offering of common stock as discussed in Note 10. Each warrant entitles the holder to purchase one share of common stock at $1.75 per share, expiring July 2004. The warrants have a relative fair value of $224,000 calculated using the Black Scholes pricing methodology with the following assumptions:

             Expected stock risk volatility            98%
             Risk-free interest rate                  3.12%
             Expected life of warrant                   3
             Expected dividend yield                   -0-

    The fair value of the warrants has been recorded as an addition to additional paid-in capital and also a charge to additional paid-in capital since the Company is in an accumulated deficit position.

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

                                      Year Ended September 30,
                            -----------------------------------------
                            2001             2000              1999

Net loss:
    As reported         $ (10,733,679)    $(8,478,397)     $ (7,490,725)

    Pro forma           $ (12,308,073)    $(8,908,999)     $ (8,124,159)

Net loss per common share:
    As reported         $       (0.51)    $     (0.44)     $      (0.52)
    Pro forma                   (0.58)          (0.46)            (0.56)

    The weighted average fair value at the date of grant for options granted during 2001, 2000, and 1999, was $0.90, $2.57, and $1.21, per option, respectively.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                             2001        2000         1999
                                             ----        ----         ----

     Expected stock risk volatility       98 to 109%       98%        91%
     Risk-free interest rate             3.12 to 4.12%    6.32%      5.48%
     Expected life options                   1 to 6       4.91%      3.23%
     Expected dividend yield                    -           -          -

    The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of the effect on future amounts.

    The Company's stock options are not transferable, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. The Company has based its assumption for stock price volatility on the variance of monthly closing prices of the Company's stock. The risk-free rate of return used equals the yield on one- to three-year zero-coupon U.S. Treasury issues on the grant date. No discount was applied to the value of the grants for nontransferability or risk of forfeiture.

7.  EMPLOYEE BENEFIT PLAN

    The Company maintains a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code, subject to the Employee Retirement Income Security Act of 1974, as amended, and covering substantially all Company employees. Prior to January 1, 1998, the employer contributed an amount equal to 50% of each employee's contribution not to exceed 3% of the participant's salary. Effective January 1, 1998, the plan was amended such that the Company's contribution is now made in shares of the Company's common stock as opposed to cash. Each participant's contribution is matched by the Company with shares of common stock that have a value equal to 100% of the participant's contribution, not to exceed the lesser of $10,000 or 6% of the participant's total compensation. The Company's contribution of common stock is valued each quarter based upon the closing price of the Company's common stock. The expense for the years ended September 30, 2001, 2000, and 1999, in connection with this plan was $93,705, $99,107, and $86,954, respectively.

8.  OPTIONAL SALARY ADJUSTMENT PLAN

    In July 2001, the Company issued an "Optional Salary Adjustment Plan" (the
    Plan). The terms of the Plan allow certain employees the option to forgo salary increments of $6,000 in exchange for stock options for the period beginning from July 16, 2001, through October 15, 2001. In accordance with the Plan, employees will receive 40,000 stock options for each salary increment of $6,000. The total amount of options to be granted under the Plan is limited to 1,200,000. For the year ended September 30, 2001, 900,000 options were issued in lieu of compensation in the amount of $135,000. Additionally, 180,000 options were issued in lieu of compensation of $27,000 related to the year ended September 30, 2002. No compensation expense was recorded for the options since such options were issued with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

9.  LEASE COMMITMENTS

    Operating Leases - The future minimum annual rental payments due under noncancelable operating leases for office and laboratory space are as follows:

     Year Ending September 30,

          2002                               $229,424
          2003                                202,649
          2004                                 57,395
          2005                                      -
          2006                                      -
                                             --------
          Total minimum lease payments       $489,468
                                             ========


    Rent expense for the years ended September 30, 2001, 2000, and 1999, was $220,903, $233,559, and $214,205, respectively.

10. STOCKHOLDERS' EQUITY

    During December 1997, the Company issued 10,000 shares of Series D Preferred Stock for $10,000,000. The issuance included 550,000 Series A Warrants and 550,000 Series B Warrants. The number of common shares issuable upon conversion of the Preferred Shares is determinable by dividing $1,000 by $8.28 prior to September 19, 1998, or at any time at which the Company's common stock is $3.45 or less for five consecutive days. On or after September 19, 1998, the number of common shares to be issued upon conversion is determined by dividing $1,000 by the lesser of (1) $8.28 or (2) the average price of the stock for any two trading days during the ten trading days preceding the conversion date. The Series A Warrants are exercisable at any time for $8.62 prior to December 22, 2001, and the Series B Warrants are exercisable at any time for $9.31 prior to December 22, 2001. Each warrant entitles the holder to purchase one share of common stock. At September 30, 1998, 998 shares of Series D Preferred Stock had been converted into 441,333 shares of common stock. At September 30, 1999, 9,002 shares of Series D Preferred Stock had been converted into 4,760,127 shares of common stock. There are no remaining shares of Series D Preferred Stock. All Series A and Series B Warrants issued remain outstanding at September 30, 2001 and 2000. In connection with the Company's December 1997 $10,000,000 Series D Preferred Stock offering, the Series A and Series B warrants were assigned a relative fair value of $1,980,000 in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, (APB 14) and have been recorded as additional paid-in capital. The $1,980,000 allocated to the warrants was accreted immediately.

    In April 2001, the Company signed a common stock purchase agreement that allows the Company at its discretion to draw up to $10 million of Common Stock in increments of a minimum of $100,000 and the maximum of $2 million for general operating requirements. The Company is restricted from entering into any other equity line of credit arrangement and the agreement expires in June 2003. As discussed in Note 6, the Company issued 200,800 warrants to the issuer pursuant to this agreement. On November 9, 2001, the Company sold 277,684 shares of its common stock pursuant to this agreement for proceeds of approximately $300,000.

    During 2001, the Company issued 522,108 shares of common stock in two private offerings of common stock. Pursuant to the private offerings, one of the investors also received warrants to purchase 272,108 shares of common stock as discussed in Note 6.

    During August 2001, three private investors exchanged shares of the Company's common stock and remaining Series D Warrants, which they owned, for 6,288 shares of the Company's Series E Preferred Stock. These investors also exchanged their Series A and Series C Warrants for new Series E Warrants as discussed in Note 6. The preferred shares are entitled to receive cumulative annual dividends in an amount equal to $60 per share and have liquidation preferences equal to $1,000 per share. Each Series E Preferred share is convertible into shares of the Company's common stock on the basis of one Series E Preferred share for shares of common stock equal in number to the amount determined by dividing $1,000 by the lesser of $5 or 93% of the average closing bid prices (Conversion Price) of the Company's common stock for the five days prior to the date of each conversion notice. The Series E Preferred stock has no voting rights and is redeemable at the Company's option at a price of 120% plus accrued dividends until August 2003 when the redemption price will be fixed at 100%. As of September 30, 2001, accrued dividends in the amount of $53,000 are included in the accompanying financial statements.

    All outstanding shares of the Company's Series E Preferred Stock will be automatically converted after two years (the Automatic Conversion Date) into common shares (the Automatic Conversion Shares). The number of common shares for the conversion is 200% times the quotient obtained by dividing $1,000 by the Conversion Price. The automatic conversion is subject to suspension for certain occurrences. If the automatic conversion is suspended as a result of limitations on beneficial ownership as defined by Section 13(d) of the Securities and Exchange Act of 1934, the conversion price will be fixed on the Automatic Conversion Date and the dividends payable will be increased to 20% until such time that conversion is permitted.

    In addition, the Company will issue a common stock purchase warrant for each share of the Series E Preferred stock outstanding after two years to acquire shares equal to 33% of the Automatic Conversion Shares at an exercise price of 110% of the volume weighted average price for the five trading days preceding the date of issuance. The issuance of the warrants is not subject to suspension. Since the terms of these warrants are contingent, no accounting has been given to such warrants in the accompanying consolidated financial statements as of September 30, 2001.

    The common stock, preferred stock and warrants exchanged had different rights, preferences and terms. However, since the equity securities were exchanged for equity securities, the exchange had no effect on the Company's total stockholders' equity. In connection with the exchange, the total implied value of the equity securities received was $8,957,000 of which $848,000 represented the relative fair value of the warrants which was recorded to additional paid-in capital and the remaining value of $8,109,000 was allocated to preferred stock. The Series E Warrants were valued using the Black-Scholes pricing methodology with the following assumptions:

             Expected stock risk volatility       105%
             Risk-free interest rate              3.12%
             Expected life of option              3
             Expected dividend yield              -0-

    Pursuant to the exchange, the holders received a beneficial conversion discount in the amount of $5,365,381, which is being accreted to additional paid-in capital over a two-year period. During the year ended September 30, 2001, $317,419 of the beneficial conversion discount was accreted. During the year ended September 30, 2001, 425 shares of the Series E Preferred Stock were converted into 348,841 shares of common stock.

11. LOSS PER SHARE

    Basic EPS excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. The Company had 6,876,972 potentially dilutive securities outstanding at September 30, 2001 that were not included in the computation of diluted loss per share because to do so would have been anti-dilutive for all periods presented. The loss attributable to common stockholders includes the impact of the accretion of the beneficial conversion feature of Series E Preferred Stock and the accrual of cumulative preferred stock dividends.

                                             2001           2000        1999
                                             ----           ----        ----
     Net loss per common share (basic
        and diluted)                        $(0.51)       $(0.44)      $(0.52)
                                            =======       =======      =======

12. SEGMENT REPORTING

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

13. NEW ACCOUNTING PRONOUNCEMENTS

    Effective October 1, 2000, the Company adopted SFAS No. 133, issued by FASB, "Accounting for Derivative Instruments and Hedging Activities", (as amended by SFAS No. 137 and SFAS No. 138). This statement requires companies to record qualifying derivatives and their balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedging accounting. The Company had no derivative or hedging activity in any of the periods presented, and therefore there is no impact of these Standards on its financial position or the results of its operations.

    In June 2001, the FASB issued SFAS No. 141, Accounting for Business Combinations. SFAS No. 141 requires that all business combinations initiated after June 30, 2001, be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. The Company has not yet determined the impact that the adoption of SFAS No. 141 will have on its results of operations.

    In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized but will rather be tested at least annually for impairment. The Company will adopt SFAS No. 142 on October 1, 2002. Upon adoption of SFAS 142, the Company has not yet determined the impact that the adoption of SFAS No. 142 will have on its financial position or the results of operations.

    In June 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company has not yet determined the impact that adopting Statement of Financial Accounting Standards No. 143 will have on its financial position or the results of operations when such statement is adopted.

    In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, and the accounting and reporting provisions of APB 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. The Company is required to adopt SFAS No. 144 on October 1, 2002. The Company has not yet determined the impact that the adoption of SFAS No. 144 will have on its results of operations or its financial position.

14. SUBSEQUENT EVENTS

    On November 15, 2001, the Company signed a promissory note to cover certain production costs with the owner of the Company's manufacturing facility in the amount of $1,159,000, which was payable on November 15, 2002. In December 2001, the note was amended to extend the due date to January 2, 2003. Unpaid principal will begin accruing interest on November 16, 2002, at the Prime Rate plus 3%. The note is collateralized by certain laboratory equipment.

    In October 2001, the Company issued 150,000 shares of common stock in a private offering. The investor also received warrants which entitled the holder to purchase 75,000 shares of common stock at $1.50 per share, expiring October 2004.

    In December 2001, the Company agreed to sell redeemable convertible notes and Series F warrants, to a group of private investors for proceeds of $730,000, net of transaction costs of $70,000, subject to the satisfaction of certain closing conditions. The notes will bear interest at 7% per year and will be due and payable two years from the closing date. Interest will be payable quarterly beginning July 1, 2002. The notes will be secured by substantially all of the Company's assets and contain certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends.

    The notes will be convertible into shares of the Company's common stock at the holder's option determinable by dividing each $1,000 of note principal by 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the twenty trading days immediately prior to the closing date. The conversion price may not be less than a floor of 75% of the closing price which will be 75% of the average of the three lowest daily trading prices of the Company's common stock during the twenty trading days immediately prior to the closing; however the floor may be lowered if the Company sells any shares of common stock or securities convertible to common stock at a price below the market price of the Company's common stock. Additionally, the notes are required to be redeemed by the Company at 130% upon certain occurrences such as failure to file a Registration Statement to register the notes with the Securities and Exchange Commission (SEC) or the effectiveness of such statement lapses, delisting of the Company's common stock, completion of certain mergers or business combinations, filing bankruptcy and exceeding its draw down limits under the Company's equity line of credit.

    So long as the notes remain outstanding, the note holders will have a first right of refusal to participate in any subsequent financings involving the Company. If the Company enters into any subsequent financing on terms more favorable than the terms governing the notes and warrants, then the note holders may exchange notes and warrants for the securities sold in the subsequent financing.

    The Series F warrants will allow the holders to purchase up to 960,000 shares of the Company's common stock at a price equal to 110% of the closing price per share at any time prior to the date which is seven years after the closing of the transaction. The warrant price is adjustable if the Company sells any additional shares of its common stock or convertible securities for less than fair market value or at an amount lower than the exercise price of the Series F warrants. If the warrant exercise price is adjusted, the number of shares of common stock issuable upon exercise of the warrant will also be adjusted accordingly. On the date that the registration statement which the Company has agreed to file is declared effective by the SEC, and every three months following the effective date, the warrant exercise price will be adjusted to an amount equal to 110% of the conversion price of the convertible notes on such date, provided that the adjusted price is lower than the warrant exercise price on that date.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CEL-SCI CORPORATION


Dated: December 28, 2001               By:  /s/ Maximilian de Clara
                                           ------------------------------------
                                            Maximilian de Clara, President


                                       By:  /s/ Geert R. Kersten
                                            -----------------------------
                                           Geert R. Kersten, Chief Executive
                                               Officer


Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                           Title                        Date

/s/ Maximilian de Clara         Director and Principal     December 28, 2001
------------------------        Executive Officer
Maximilian de Clara

/s/ Geert R. Kersten            Director, Principal        December 28, 2001
--------------------            Financial Officer and
Geert R. Kersten                Chief Executive Officer

/s/ Alexander G. Esterhazy      Director                   December 28, 2001
--------------------------
Alexander G. Esterhazy

/s/ D. Richard Kinsolving       Director                   December 28, 2001
--------------------------
D. Richard Kinsolving