Form 10-Q
period 2001-12-31
CEL SCI CORP
filed 2002-02-19
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
            (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

                                       OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION


       Colorado                                              84-0916344
----------------------------                            ---------------------
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

                  Yes ____X_____                              No __________
                          -

Class of Stock                 No. Shares Outstanding                Date
--------------                 ----------------------                ----
Common                     25,365,688                         February 14, 2002

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1.
         Balance Sheets
         Statements of Operations
         Statements of Comprehensive Loss
         Statements of Cash Flow
         Notes to Financial Statements


Item 2.
         Management's Discussion and Analysis



PART II

Item 6.
         Exhibits and Reports on Form 8-K
         Signatures

Item 1.   FINANCIAL STATEMENTS



                               CEL-SCI CORPORATION
                              -------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            ------------------------
                                     ASSETS
                                  (unaudited)



                                                          December 31,               September 30,
                                                             2001                       2001
                                                          ------------               ------------
 CURRENT ASSETS:

   Cash and cash equivalents                            $  2,475,572                 $ 1,783,990
   Investments, net                                                -                     593,384
   Interest and other receivables                             25,918                      40,376
   Prepaid expenses                                          663,108                     866,058
   Current portion of deferred financing costs               474,305                           -
                                                          ----------                  ----------

         Total Current Assets                              3,638,903                   3,283,808

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation
   of $1,904,831 and $1,864,182                              592,614                     620,608

 DEPOSITS                                                    139,828                     139,828

 DEFERRED FINANCING COSTS                                     92,805                           -

 PATENT COSTS- less accumulated
     amortization of
     $636,689 and $623,235                                   456,246                     464,676
                                                          ----------                 -----------

                                                       $   4,920,396                $  4,508,920
                                                          ==========                 ===========



            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                              -------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            ------------------------
                                  (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (unaudited)




                                                               December 31,             September 30,
                                                                  2001                      2001
                                                              ---------------------------------------
 CURRENT LIABILITIES:
   Accounts payable                                           $  1,114,155              $  476,509
   Other current liabilities                                        74,500                       -
                                                              ---------------------------------------

        Total current liabilities                                1,188,655                 476,509

 NOTE PAYABLE (See Note C)                                       1,000,000                       -

 CONVERTIBLE NOTES (See Note C)                                          -                       -

 DEFERRED RENT                                                      29,818                  31,218
                                                               --------------------------------------

        Total liabilities                                        2,218,473                 507,727

 STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized
    200,000 shares; issued and outstanding, 4,847
    and 5,863 shares                                                    48                      59
   Common stock, $.01 par value; authorized,
    100,000,000 shares; issued and outstanding,
    23,525,080 and 21,952,082 shares                               235,251                 219,521
   Additional paid-in capital                                   77,204,437              75,641,365
   Unearned compensation                                           (14,788)                (19,636)
   Net unrealized gain/(loss) on investments                             -                    (210)
   Deficit                                                     (74,723,025)            (71,839,906)
                                                               ---------------------------------------
     TOTAL STOCKHOLDERS'
       EQUITY                                                    2,701,923               4,001,193
                                                               ---------------------------------------
                                                              $  4,920,396            $  4,508,920
                                                               =======================================



                See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                              -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       ---------------------------------
                                  (unaudited)
                                                      Three Months Ended
                                                         December 31,
                                                   2001              2000
                                                   -----------------------
 REVENUES:

   Interest income                              $  25,337        $  183,211
   Other income                                   150,907            66,597
                                                  -------------------------
   TOTAL INCOME                                   176,244           249,808

 EXPENSES:
   Research and development                     2,438,216         2,071,107
   Depreciation and
     amortization                                  56,526            49,079
   General and administrative                     564,622           673,111
                                                  -------------------------

     TOTAL OPERATING EXPENSES                   3,059,364         2,793,297
                                                  -------------------------
 NET LOSS                                       2,883,120         2,543,489

 ACCRUED DIVIDENDS ON PREFERRED STOCK              68,080                 -

 ACCRETION OF BENEFICIAL CONVERSION
 FEATURE ON PREFERRED STOCK                       579,695                 -
                                                  -------------------------

 NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS $ 3,530,895       $ 2,543,489
                                                ============================

 LOSS PER COMMON SHARE (BASIC)                $      0.15       $      0.12
                                                ============================

 LOSS PER COMMON SHARE (DILUTED)              $      0.15       $      0.12
                                                ============================
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                          22,799,002        20,459,913
                                               ============================

                See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                              -------------------
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                       ---------------------------------
                                  (unaudited)

                                                   Three Months Ended
                                                      December 31,
                                                2001                2000
                                                ------------------------


 NET LOSS                                    (2,883,120)        (2,543,489)
 OTHER COMPREHENSIVE LOSS -
    Unrealized gain (loss) on investments             -            (28,617)
                                             ------------------------------

 COMPREHENSIVE LOSS                       $  (2,883,120)     $  (2,572,106)
                                             ==============================

            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                        ---------------------------------
                                   (unaudited)

                                                      Three Months Ended
                                                         December 31,
                                                   2001              2000
                                                   -----------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
NET LOSS                                      $ (2,883,120)     $ (2,543,489)

Adjustments to reconcile net
loss to net cash used in
operating activities:

                                                                           -
  Depreciation and amortization                     56,526            49,079
  Issuance of common stock for services            105,877                 -
  Stock issued to 401(k)                            22,431            27,391
  Stock bonus granted to officer                    75,071                 -
  Repriced options                                (211,416)                -
  Deferred financing costs                         381,500                 -
  Issuance of stock options for services            24,513                 -
  Impairment of patents                              5,816
  Realized loss on investments                       2,710                 -
  Decrease in receivables                           14,458             9,606
  Decrease (increase) in prepaid expenses          202,950          (603,713)
  Increase in advances                                   -           (20,204)
  Increase in other current liabilities             74,500                 -
  Decrease in deferred rent                         (1,400)                -
  Increase (decrease) in accounts payable          637,646           (57,569)
  R&D expenses paid with note payable            1,000,000                 -
                                               --------------------------------
NET CASH USED IN OPERATING ACTIVITIES             (491,938)       (3,138,899)
                                               --------------------------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITY:
  Sales of investments                             590,674                 -
  Purchase of research and office equipment        (12,655)          (38,813)
  Patent costs                                     (13,263)          (18,524)
                                               --------------------------------
NET CASH PROVIDED BY(USED IN) INVESTING ACTIVITY   564,756           (57,337)
                                               --------------------------------

CASH FLOWS PROVIDED BY (USED IN)
FINANCING ACTIVITIES:
  Cash proceeds from issuance of common stock      150,000                 -
  Cash proceeds from drawdown on equity line       298,895                 -
  Proceeds from convertible notes                  800,000                 -
  Discount on convertible notes                   (800,000)                -
  Costs for equity related transactions            169,869                 -
                                                -------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES          618,764                 -
                                                -------------------------------
NET INCREASE (DECREASE) IN CASH                    691,582        (3,196,236)

CASH AND CASH EQUIVALENTS:
  Beginning of period                           1,783,990          6,909,263
                                               --------------------------------
  End of period                              $  2,475,572        $ 3,713,027
                                               ================================

SUPPLEMENTAL DISCLOSURES:
During the quarter ended December 31, 2001, 1,016 shares of preferred stock were converted into 927,501 shares of common stock. In addition 12,215 shares of common stock were issued in lieu of cash dividends of $13,336.

The beneficial conversion accretion for the preferred stock for the quarter ended December 31, 2001 totalled $579,695.

                See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (unaudited)

A.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation

         The accompanying financial statements have been prepared in accordance with rules established by the Securities and Exchange Commission for Form 10-Q. Not all financial disclosures required to present the financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States of America are included herein. The reader is referred to the Company's Financial Statements included in the registrant's Annual Report on Form 10-K for the year ended September 30, 2001. In the opinion of management, all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of December 31, 2001 and the results of operations for the three-month period then ended have been made. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.

         Principles of Consolidation

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

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (unaudited)
                                   (continued)

         Research and Development Grant Revenues

         The Company's grant arrangements are handled on a reimbursement basis. Grant revenues under the arrangements are recognized as other income when costs are incurred.

         Patents

         Patent expenditures are capitalized and amortized using the straight-line method over 17 years. In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the quarter ended December 31, 2001, the Company recorded patent impairment charges of $5,816 for the net book value of patents abandoned during the quarter and such amount is included in general and administrative expenses. There were no impairment charges for the corresponding quarter of 2000.


         Loss per Share

         Net loss per common share is computed by dividing the net loss, after increasing the loss for the effect of any accrued dividends on the preferred stock and the accretion of the beneficial conversion feature related to the preferred stock, by the weighted average number of common shares outstanding during the period. Common stock equivalents, including convertible preferred stock and options to purchase common stock, were excluded from the calculation because they are antidilutive.

         Prepaid Expenses

         The majority of prepaid expenses consist of manufacturing production advances and bulk purchases of laboratory supplies to be consumed in the manufacturing of the Company's product for clinical studies.

         Use of Estimates

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

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000

         Reclassifications

         Certain reclassifications have been made to the December 31, 2000 financial statements to conform with the current year presentation.


B.          STOCKHOLDERS' EQUITY

         During the quarter ended December 31, 2001, the Company issued 150,000 units at $1.00 to a private investor. Each unit consists of one share of common stock and 1/2 warrant. Each warrant allows the holder to purchase one share of common stock at $1.50 per share at any time prior to October 5, 2004. Also during the quarter, 75,071 shares of common stock were issued to an employee from the Company's stock bonus plan.

         During August 2001, three private investors exchanged shares of the company's common stock and remaining Series D Warrants, which they owned, for 6,288 shares of the Company's Series E Preferred Stock. These investors also exchanged their Series A and Series C Warrants from prior offerings for new Series E Warrants. The preferred shares are entitled to receive cumulative annual dividends in an amount equal to $60 per share and have liquidation preferences equal to $1,000 per share. Each Series E Preferred share is convertible into shares of the Company's common stock on the basis of one Series E Preferred share for shares of common stock equal in number to the amount determined by dividing $1,000 by the lesser of $5 or 93% of the average closing bid prices (Conversion Price) of the Company's common stock for the five days prior to the date of each conversion notice. The lowest price at which the Series E Preferred stock can be converted is $1.08. The Series E Preferred stock has no voting rights and is redeemable at the Company's option at a price of 120% plus accrued dividends until August 2003 when the redemption price will be fixed at 100%. During the quarter, 1,016 preferred shares were converted into 927,501 shares of common stock at prices ranging from $1.08 to $1.16 per share. In addition, 12,215 shares of common stock were issued at the same prices in lieu of cash for dividends on the preferred stock. As of December 31, 2001, 4,847 shares of Preferred stock remained outstanding. As of February 15, 2002, 3,843 shares of Preferred stock remained outstanding.

C.       FINANCING TRANSACTIONS

         In December 2001, the Company agreed to sell redeemable convertible notes and Series F warrants, to a group of private investors for proceeds of $1,600,000. Pursuant to the agreement, the Company incurred transaction costs of $245,610 which are included in deferred financing cost in the accompanying balance sheet as of December 31, 2001 and are being amortized to interest expense over a two-year period. The notes will bear interest at 7% per year and will be due and payable December 31, 2003. Interest will be payable quarterly beginning July 1, 2002. The notes will be secured by substantially all of the Company's assets and contain certain restrictions, including limitations on such items as indebtedness, sales of common stock and

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (unaudited)
                                   (continued)

         payment of dividends. The notes will be convertible into shares of the Company's common stock at the holder's option determinable by dividing each $1,000 of note principal by 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the twenty trading days immediately prior to the closing date. In addition, the notes are required to be redeemed by the Company at 130% upon certain occurrences. Proceeds of $800,000 were received on December 31, 2001 and the second half of the proceeds was received in January 2002. The Series F warrants initially allowed the holders to purchase up to 960,000 shares of the Company's common stock at a price of $0.95 per share at any time prior to December 31, 2008. In accordance with the terms of the warrants, the exercise price was adjusted to $0.65 per share on January 17, 2002. Every three months after January 17, 2002, the warrant exercise price will be adjusted to an amount equal to 110% of the conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date.

         The entire balance of the convertible notes as of December 31, 2001 is offset by a discount of $800,000 which represents half of the relative fair value of the Series F warrants of $381,500 and a beneficial conversion discount of $418,500. The remaining half of the fair value of the warrants of $381,500 is included in deferred financing costs in the accompanying consolidated balance sheet as of December 31, 2001. The discount on convertible notes will be amortized to interest expense over a two-year period. The amount of warrants included in deferred financing costs will not be amortized and is expected to be reclassified to the discount on convertible notes upon receipt of the second half of the proceeds in January 2002, at which time it will be amortized to interest expense over a two-year period.

         On November 15, 2001, the Company signed an agreement with Cambrex Bioscience in which Cambrex provided manufacturing space and support to the Company during November and December 2001 and January 2002. In exchange, the Company has signed a note with Cambrex to pay a total of $1,159,000 to Cambrex. The note was payable on November 15, 2002. In December 2001, the note was amended to extend the due date to January 2, 2003. Unpaid principal will begin accruing interest on November 16, 2002 and carries an interest rate of the Prime Rate plus 3%. The note is collateralized by certain laboratory equipment.

         In April 2001, the Company signed an equity line of credit agreement with Paul Revere Capital Partners. Under the agreement, Paul Revere Capital Partners has agreed to provide the Company with up to $10,000,000 of funding prior to June 22, 2003. During this twenty-four month period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Paul Revere Capital Partners and they will be obligated to purchase the shares. The Company may request a drawdown once every 22 trading days, although the Company is under no obligation to request any drawdowns under the equity line of credit.

                               CEL-SCI CORPORATION

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS

Liquidity and Capital Resources

         The Company has had only limited revenues from operations since its inception in March 1983. The Company has relied upon proceeds realized from the public and private sale of its Common Stock and convertible notes as well as short-term borrowings to meet its funding requirements. Funds raised by the Company have been expended primarily in connection with the acquisition of exclusive rights to certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, the funding of VTI's research and development program, patent applications, the repayment of debt, the continuation of Company-sponsored research and development and administrative costs, and the construction of laboratory facilities. Inasmuch as the Company does not anticipate realizing significant revenues until such time as it enters into licensing arrangements regarding its technology and know-how or until such time it receives permission to sell its product (which could take a number of years), the Company is mostly dependent upon short-term borrowings and the proceeds from the sale of its securities to meet all of its liquidity and capital resource requirements.

         In June 2000, the Company entered into an agreement with Cambrex Bioscience whereby Cambrex agreed to provide the Company with a facility which will allow the Company to manufacture Multikine in accordance with the Good Manufacturing Practices regulations of the FDA. Company personnel will staff this facility. The Company has the right to extend the term of its agreement with Cambrex until December 31, 2006. In November 2001, the Company gave a promissory note to Cambrex Bio Sciences, Inc. The promissory note is in the principal amount of $1,159,000 and represents the cost of the Company's use of the Cambrex manufacturing facility for the three months ended January 10,2002. As shown in the condensed consolidated balance sheet, $1,000,000 of this liability was recorded at December 31, 2001. The balance will be recorded when incurred in January 2002. The Company expects that its short-term need for MULTIKINE will be complete by January 10, 2002 and as a result the Company will not incur the expense associated with the use of the Cambrex facility after that date. The amount borrowed from Cambrex is due and payable on January 2, 2003. Beginning November 16, 2002, the note will bear interest at the prime interest rate plus 3%, is adjusted monthly, and is secured by the equipment used by the Company to manufacture MULTIKINE.

         In April, 2001, the Company signed an equity line of credit agreement that allows the Company at its discretion to draw up to $10 million of funding prior to June 22, 2003. During this period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Paul Revere Capital Partners and Paul Revere Capital Partners will be obligated to purchase the shares. The Company may request a drawdown once every 22 trading days, although the Company is under no obligation to request drawdowns under the equity line of credit. During the 22 trading days following a drawdown request, the Company will calculate the number of shares it will sell to Paul Revere Capital Partners and the purchase price per share. The purchase price per share of common stock will be based on the daily volume weighted average price of the Company's common stock during each of the 22 trading days immediately following the drawdown date, less a discount of 11%.

Results of Operations

         Interest income during the three months ending December 31, 2001 was less than it was during the same quarter in 2000 as a result of the Company's smaller cash position. Other income was higher due to the receipt of grant money. Research and development expenses were $367,000 higher because of the expenses incurred in the continuation of production at Cambrex (see above).

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

                                     PART II


Item 2.  Changes in Securities and Use of Proceeds

During the quarter ended December 31, 2001, 24,650 shares of stock were issued by the Company for its contribution to the 401K.

Item 6.

         (a)    Exhibits
                  No exhibits are filed with this report.

         (b)    Reports on Form 8-K

The Company filed one report on Form 8-K during the quarter ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    CEL-SCI Corporation



                                   /s/ Geert Kersten
Date:February 19, 2002             ____________________________
                                       Geert Kersten
                                       Chief Executive Officer*



*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.