Form 10-Q/A
period 2001-12-31
CEL SCI CORP
filed 2002-02-27
CIK 725363

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

For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION


            Colorado                                    84-0916344
---------------------------------------------          -----------
  State or other jurisdiction                         (IRS) Employer
   incorporation                                    Identification Number

                         8229 Boone Boulevard, Suite 802
                             Vienna, Virginia 22182
                     Address of principal executive offices

                                 (703) 506-9460
                     ---------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes ____X_____                      No __________
                    -

      Class of Stock        No. Shares Outstanding        Date

        Common                25,365,688              February 14, 2002




                                  Page 1 of 18 pages

                                EXPLANATORY NOTE:

This amendment on Form 10-Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended December 31, 2001, as filed by the Registrant on February 19, 2002, and is being filed to reflect the restatement of the Registrant's unaudited condensed consolidated financial statements (see Note D to the unaudited condensed consolidated financial statements).

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1.                                                                  Page
                                                                         ----

Condensed Consolidated Balance Sheets (unaudited)                         3-4
Condensed Consolidated Statements of Operations (unaudited)               5
Condensed Consolidated Statements of Comprehensive Loss (unaudited)       6
Condensed Consolidated Statements of Cash Flow (unaudited)                7-8
Notes to Condensed Consolidated Financial Statements (unaudited)          9


Item 2.
      Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         15

Item 3.

Quantitative and Qualitative Disclosures about Market Risks               16


PART II

Item 2.

Changes in Securities and Use of Proceeds                                 17

Item 6.

Exhibits and Reports on Form 8-K                                          17

Signatures                                                                18

Item 1.  FINANCIAL STATEMENTS

                               CEL-SCI CORPORATION
                                -------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             ------------------------
                                     ASSETS
                                   (unaudited)

                                           December 31,         September 30,
                                                 2001                 2001
                                           --------------      -------------
                                           (AS RESTATED,
                                           SEE NOTE D)
 CURRENT ASSETS:

   Cash and cash equivalents              $   2,475,572        $   1,783,990
   Investments, net                                  --              593,384
   Interest and other receivables                25,918               40,376
   Prepaid expenses                             363,108              866,058
   Current portion of deferred financing costs  474,305                   --
                                              ---------          -----------

         Total Current Assets                 3,338,903            3,283,808

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation
   of $1,904,831 and $1,864,182                 592,614              620,608

 DEPOSITS                                       139,828              139,828

 DEFERRED FINANCING COSTS                        92,805                   --

 PATENT COSTS- less accumulated
  amortization of  $636,689 and $623,235        456,246              464,676
                                              ---------          -----------

                                           $  4,620,396         $  4,508,920
                                           ============         ============














See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                                -------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             ------------------------
                                   (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (unaudited)

                                              December 31,      September 30,
                                                    2001              2001
                                              -----------      -------------
                                              (AS RESTATED,
                                              SEE NOTE D)
CURRENT LIABILITIES:
   Accounts payable                          $  1,114,155     $     476,509
   Other current liabilities                       74,500                --
                                          ------------------------------------
        Total current liabilities               1,188,655           476,509

 NOTE PAYABLE (See Note C)                        737,500                --

 CONVERTIBLE NOTES (See Note C)                        --                --

 DEFERRED RENT                                     29,818            31,218
                                              ------------          ----------

        Total liabilities                       1,955,973           507,727

COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
   Series E cumulative convertible redeemable
     preferred stock, $.01 par value, $1,000
     liquidation value - authorized 6,288;
     issued and outstanding, 4,847 and 5,863
     shares at December 31, 2001 and
     September 30, 2001, respectively                  48                59
   Common stock, $.01 par value; authorized,
     100,000,000 shares; issued and
     outstanding, 23,525,080 and
     21,952,082 shares at December
     31, 2001 and September 30, 2001,
     respectively                                 235,251           219,521
   Additional paid-in capital                  77,204,437        75,641,365
   Unearned compensation                          (14,788)          (19,636)
   Net unrealized loss on investments                  --              (210)
   Accumulated Deficit                        (74,760,525)      (71,839,906)
                                            --------------   ---------------

     TOTAL STOCKHOLDERS' EQUITY                 2,664,423         4,001,193
                                           ---------------   ---------------

                                           $    4,620,396     $   4,508,920
                                           ==============     =============






See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                                -------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         ---------------------------------
                                   (unaudited)
                                                  Three Months Ended
                                                     December 31,
                                                2001              2000
                                                -----             -----
                                             (AS RESTATED,
                                              SEE NOTE D)
 REVENUES:
   Interest income                          $     25,337      $   183,211
   Other income                                  150,907           66,597
                                            -------------     ------------

   TOTAL INCOME                                  176,244          249,808

 EXPENSES:
   Research and development                    2,438,216        2,071,107
   Depreciation and amortization                  56,526           49,079
   General and administrative                    564,622          673,111
                                             ------------      -----------


     TOTAL OPERATING EXPENSES                  3,059,364        2,793,297
                                             ------------      ------------

     OPERATING LOSS                            2,883,120        2,543,489

     INTEREST EXPENSE                             37,500               --
                                         ----------------      ------------

 NET LOSS                                      2,920,620        2,543,489

 ACCRUED DIVIDENDS ON
      PREFERRED STOCK                             81,416               --

 ACCRETION OF BENEFICIAL CONVERSION
      FEATURE ON PREFERRED STOCK                 579,695               --
                                            ---------------     -----------

 NET LOSS ATTRIBUTABLE TO COMMON
      STOCKHOLDERS                          $  3,581,731    $   2,543,489
                                            ============    =============

 LOSS PER COMMON SHARE (BASIC)              $       0.16    $        0.12
                                            ============    =============

 LOSS PER COMMON SHARE (DILUTED)            $       0.16    $        0.12
                                            ============    =============

 WEIGHTED AVERAGE COMMON

     SHARES OUTSTANDING                       22,799,002       20,459,913
                                              ==========       ==========







See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                                -------------------
              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                         ---------------------------------
                                   (unaudited)


                                                     Three Months Ended
                                                         December 31,

                                                   2001              2000
                                                   -----             -----
                                                 (AS RESTATED,
                                                 SEE NOTE D)

 NET LOSS                                        $ (2,920,620)   $ (2,543,489)
 OTHER COMPREHENSIVE LOSS -
    Unrealized gain (loss) on investments                  --         (28,617)
                                                  -----------------------------
 COMPREHENSIVE LOSS                              $ (2,920,620)   $ (2,572,106)
                                                  =============================




























See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                                -------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         ---------------------------------
                                        (unaudited)

                                                     Three Months Ended
                                                        December  31,
                                                   2001              2000
                                                   ----              ----
                                                (AS RESTATED,
                                                SEE NOTE D)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                        $(2,920,620)    $(2,543,489)
    Adjustments to reconcile net loss to
        net cash used in operating activities:                           --

     Depreciation and amortization                   56,526          49,079
     Issuance of common stock for services          105,877              --
     Stock issued to 401(k)                          22,431          27,391
     Stock bonus granted to officer                  75,071              --
     Repriced options                              (206,568)             --
     Amortization of discount on note payable        37,500              --
     R&D expenses paid with note payable            700,000              --
     Issuance of stock options for services          24,513              --
     Impairment of patents                            5,816
     Realized loss on investments                     2,710              --
     Decrease in receivables                         14,458           9,606
     Decrease (increase) in prepaid expenses        502,950        (603,713)
     Increase in advances                                --         (20,204)
     Increase in other current liabilities           74,500              --
     Decrease in deferred rent                       (1,400)             --
     Increase (decrease) in accounts payable        480,535         (57,569)
                                                   --------------------------
NET CASH USED IN OPERATING ACTIVITIES            (1,025,701)     (3,138,899)
                                                 -----------     -----------
CASH FLOWS PROVIDED BY (USED IN)
    INVESTING ACTIVITY:
     Sales of investments                            590,885             --
     Purchase of research and office equipment       (1,218)        (38,813)
     Patent costs                                    (6,779)        (18,524)
                                                ------------       ---------
NET CASH PROVIDED BY (USED IN)
     INVESTING ACTIVITY                             582,888         (57,337)
                                                    -------         --------
CASH FLOWS PROVIDED BY (USED IN) FINANCING
     ACTIVITIES:
 Cash proceeds from issuance of common stock        150,000              --
 Cash proceeds from drawdown on equity line         298,895              --
 Proceeds from convertible notes                    800,000              --
 Transaction costs related to convertible notes    (114,500)             --
                                                ------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES         1,134,395              --
                                                ------------------------------
NET INCREASE (DECREASE) IN CASH AND
      CASH EQUIVALENTS:                             691,582      (3,196,236)
CASH AND CASH EQUIVALENTS:
     Beginning of period                          1,783,990       6,909,263
                                             --------------  --------------
     End of period                             $  2,475,572   $   3,713,027
                                              =============  ==============

See notes to condensed consolidated financial statements.        (continued)

                               CEL-SCI CORPORATION
                                -------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         ---------------------------------
                                   (unaudited)
                                   (continued)
                                                    Three  Months Ended
                                                        December  31,
                                                   2001              2000
                                                   ----              ----
                                                (AS RESTATED,
                                                SEE NOTE D)
SUPPLEMENTAL INFORMATION ON NONCASH
  TRANSACTIONS:
Conversion of preferred stock to common stock
  Decrease in Preferred Stock              $          (10)   $          --
  Decrease in additional paid-in capital           (9,265)              --
  Increase in common stock                          9,275               --
                                             ------------   --------------
                                         $             --     $         --
                                         ================    =============

Accrual of dividends on preferred stock
  Increase in accounts payable                $    81,416    $         --
  Decrease in additional paid-in capital          (81,416)             --
                                             ------------- --------------
                                         $             --   $          --
                                         ================   =============
Common stock issued in lieu of cash dividends
  Decrease in accounts payable                $   (13,336)  $          --
  Increase in common stock                          1,222              --
  Increase in additional paid-in capital           12,114   $          --
                                              -----------   -------------
                                         $             --   $          --
                                        =================   =============

Changes in unearned compensation for
variable options
  Decrease in additional paid-in capital     $      4,848    $         --
  Decrease in unearned compensation                (4,848)             --
                                            --------------  --------------
                                          $            --    $         --
                                          ===============    =============

Accretion for the beneficial conversion
on the preferred stock
  Increase in additional paid-in capital      $   579,695     $         --
  Decrease in additional paid-in capital         (579,695)              --
                                              ------------  --------------
                                        $              --    $          --
                                        =================    =============
Purchase of research and office
equipment, patent costs and costs for
convertible notes included in accounts
payable
  Increase in accounts payable               $     89,031     $         --
  Increase in research and office equipment       (11,437)              --
  Increase in patents                              (6,484)              --
  Increase in deferred financing costs            (71,110)              --
                                             -------------  --------------
                                        $              --    $          --
                                        =================    =============


                                                               (concluded)

See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (unaudited)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

      Basis of Presentation

      The accompanying condensed consolidated financial statements of CEL-SCI Corporation and subsidiary (the Company) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended September 30, 2001.

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of December 31, 2001 and the results of operations for the three-month period then ended. The condensed consolidated balance sheet as of September 30, 2001 is derived from the September 30, 2001 audited consolidated financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the three-month period ended December 31, 2001 are not necessarily indicative of the results to be expected for the entire year.

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


      Loss per Share

      Net loss per common share is computed by dividing the net loss, after increasing the loss for the effect of any accrued dividends on the preferred stock and the accretion of the beneficial conversion feature related to the preferred stock, by the weighted average number of common shares outstanding during the period. Potentially dilutive common shares, including convertible preferred stock and options to purchase common stock, were excluded from the calculation because they are antidilutive.

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

                                   CEL-SCI CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                       (unaudited)
                                       (continued)

C.    FINANCING TRANSACTIONS
      ----------------------

      In December 2001, the Company agreed to sell redeemable convertible notes and Series F warrants, to a group of private investors for proceeds of $1,600,000. Pursuant to the agreement, the Company incurred total transaction costs of $245,610 of which $185,610 is included in deferred financing costs in the accompanying balance sheet as of December 31, 2001 and is being amortized to interest expense over a two-year period. The notes bear interest at 7% per year and are due and payable on December 31, 2003. Interest is payable quarterly beginning July 1, 2002. The notes are secured by substantially all of the Company's assets and contain certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. The notes are convertible into shares of the Company's common stock at the holder's option determinable by dividing each $1,000 of note principal by 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the twenty trading days immediately prior to the closing date. In addition, the notes are required to be redeemed by the Company at 130% of the outstanding principal balance upon certain occurrences. Proceeds of $800,000 were received on December 31, 2001 and the second half of the proceeds was received in January 2002. The Series F warrants initially allowed the holders to purchase up to 960,000 shares of the Company's common stock at a price of $0.95 per share at any time prior to December 31, 2008. In accordance with the terms of the warrants, the exercise price was adjusted to $0.65 per share on January 17, 2002. Every three months after January 17, 2002, the warrant exercise price will be adjusted to an amount equal to 110% of the conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date.

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

      On November 15, 2001, the Company signed an agreement with Cambrex Bioscience, Inc. ("Cambrex") in which Cambrex provided manufacturing space and support to the Company during November and December 2001 and January 2002. In exchange, the Company has signed a note with Cambrex to pay a total of $1,159,000 to Cambrex. As shown in the condensed consolidated balance sheet, $1,000,000 of this liability was recorded at December 31, 2001 along with an unamortized discount of $262,500 representing imputed interest. The

                               CEL-SCI CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (unaudited)
                                   (continued)

      balance will be recorded when incurred in January 2002. The note was payable on November 15, 2002. In December 2001, the note was amended to extend the due date to January 2, 2003. Unpaid principal will begin accruing interest on November 16, 2002 and carries an interest rate of the Prime Rate plus 3%. The note is collateralized by certain laboratory equipment.

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

D.    RESTATEMENT
      -----------

      Subsequent to the issuance of its condensed consolidated financial statements for the three-month period ended December 31, 2001, the Company determined that it had incorrectly accounted for imputed interest in relation to the note payable to Cambrex Bioscience and accrued dividends on preferred stock during the period ended December 31, 2001. In addition, the Company identified preparation errors related to the condensed consolidated statement of cash flows for the three-month period ended December 31, 2001. These transactions are discussed in the following paragraphs.

      Note Payable to Cambrex - The Company originally recorded imputed interest related to the note payable to Cambrex in prepaid expenses. The Company also originally recorded the note payable at face value. The Company has subsequently determined that the imputed interest should have been recorded as a discount on the note payable and amortized to interest expense over the life of the note payable.

      Statements of Cash Flow - The Company originally included noncash transactions in the statements of cash flow relating to the fair value of warrants included in deferred financing costs and the discount on convertible debt. The Company also included certain noncash investing and financing activities in adjustments to reconcile net cash used in operating activities. The Company subsequently determined that these noncash items should not have been included in the condensed consolidated statements of cash flow. See supplemental disclosures on noncash transactions on page 8.

      Significant Effects of Restatement - As a result, the accompanying condensed consolidated financial statements as of December 31, 2001 and for the three-month period then ended have been restated from previously reported amounts to correct the recording of these items. A summary of the significant effects of the restatement is as follows:

                               CEL-SCI CORPORATION

               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                   (unaudited)
                                   (continued)

Condensed Consolidated Balance Sheet
As of December 31, 2001
                                          AS PREVIOUSLY
                                             REPORTED       AS RESTATED

Prepaid expenses                          $  663,108        $  363,108
Total current assets                       3,638,903         3,338,903
Total assets                               4,920,396         4,620,396
Note payable                               1,000,000           737,500
Total liabilities                          2,218,473         1,955,973
Accumulated deficit                      (74,723,025)      (74,760,525)

Condensed Consolidated Balance Sheet
As of December 31, 2001, continued

Total stockholders' equity                 2,701,923         2,664,423
Total liabilities and stockholders'
 equity                                    4,920,396         4,620,396

Condensed Consolidated Statements of Operation
For the period ended December 31, 2001
                                                 AS PREVIOUSLY
                                                   REPORTED         AS RESTATED

Interest expense                                $        -           $   37,500
Net loss                                         2,883,120            2,920,620

Accrued dividends on preferred stock                68,080               81,416
Net loss attributable to common stockholders     3,530,895            3,581,731
Basic and diluted net loss per common share           0.15                 0.16

Condensed Consolidated Statement of Comprehensive Loss
For the period ended December 31, 2001

                                          AS PREVIOUSLY
                                             REPORTED            AS RESTATED
Comprehensive loss
                                           $ 2,883,120           $ 2,920,620

                                   CEL-SCI CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      THREE MONTHS ENDED DECEMBER 31, 2001 AND 2000
                                       (unaudited)
                                       (continued)

Condensed Consolidated Statements of Cash Flow
For the period ended December 31, 2001

                                            AS PREVIOUSLY
                                               REPORTED         AS RESTATED

Amortization of discount on note payable    $        -      $    37,500
Deferred financing costs                       381,500                -
Repriced options                              (211,416)        (206,568)
R&D expenses paid with note payable          1,000,000          700,000
Decrease (increase) in prepaid expenses        202,950          502,950
Increase (decrease) in accounts payable        637,646          480,535
Net cash used in operating activities         (491,938)      (1,025,701)
Sales of investments                           590,674          590,885
Purchase of research and office equipment      (12,655)          (1,218)
Patent costs                                   (13,263)          (6,779)
Net cash provided by investing activities      564,756          582,888
Discount on convertible notes                 (800,000)               -
Transaction costs related to convertible notes 169,869         (114,500)
Net cash provided by financing activities      618,764        1,134,395

                               CEL-SCI CORPORATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

As discussed in Note D to the condensed consolidated financial statements, the condensed consolidated financial statements as of and for the three months ended December 31, 2001 have been restated. As discussed in Note D, the following discussion and analysis gives effect to the restatement.

      The Company has had only limited revenues from operations since its inception in March 1983. The Company has relied upon proceeds realized from the public and private sale of its Common Stock and convertible notes as well as short-term borrowings to meet its funding requirements. Funds raised by the Company have been expended primarily in connection with the acquisition of exclusive rights to certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, the funding of Viral Technologies, Inc.'s (VTI) research and development program, patent applications, the repayment of debt, the continuation of Company-sponsored research and development and administrative costs, and the construction of laboratory facilities. Inasmuch as the Company does not anticipate realizing significant revenues until such time as it enters into licensing arrangements regarding its technology and know-how or until such time it receives permission to sell its product (which could take a number of years), the Company is mostly dependent upon short-term borrowings and the proceeds from the sale of its securities to meet all of its liquidity and capital resource requirements.

      In June 2000, the Company entered into an agreement with Cambrex Bioscience, Inc. ("Cambrex") whereby Cambrex agreed to provide the Company with a facility which will allow the Company to manufacture Multikine in accordance with the Good Manufacturing Practices regulations of the FDA. Company personnel will staff this facility. The Company has the right to extend the term of its agreement with Cambrex until December 31, 2006. In November 2001, the Company gave a promissory note to Cambrex. The promissory note is in the principal amount of $1,159,000 and represents the cost of the Company's use of the Cambrex manufacturing facility for November and December 2001 and through January 10, 2002. As shown in the condensed consolidated balance sheet, $1,000,000 of this liability was recorded at December 31, 2001, along with an unamortized discount of $262,500 representing imputed interest. The balance will be recorded when incurred in January 2002. The Company expects that its short-term need for MULTIKINE will be complete by January 10, 2002 and as a result the Company will not incur the expense associated with the use of the Cambrex facility after that date. The amount borrowed from Cambrex is due and payable on January 2, 2003. Beginning November 16, 2002, the note will bear interest at the prime interest rate plus 3%, is adjusted monthly, and is secured by the equipment used by the Company to manufacture MULTIKINE.

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

In December 2001 and January 2002, the Company sold convertible notes, plus Series F warrants, to a group of private investors for $1,600,000. The notes bear interest at 7% per year, are due and payable on December 31, 2003 and are secured by substantially all of the Company's assets. Interest is payable quarterly except that the first interest payment is not due until July 1, 2002. If the Company fails to make any interest payment when due, the notes will become immediately due and payable.

At the holder's option the notes are convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the Conversion Price. The Conversion Price is 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 20 trading days immediately prior to the conversion date. The Conversion Price may not be less than $0.57. However, if the Company's common stock trades for less than $0.57 per share for a period of 20 consecutive trading days, the $0.57 minimum price will no longer be applicable.

The Series F warrants initially allowed the holders to purchase up to 960,000 shares of the Company's common stock at a price of $0.95 per share at any time prior to December 31, 2008. On January 17, 2002 the warrant exercise price, in accordance with the terms of the warrants, was adjusted to $0.65 per share. Every three months after January 17, 2002, the warrant exercise price will be adjusted to an amount equal to 110% of the Conversion Price on such date, provided that the adjusted price is lower than the warrant exercise price on that date.

Results of Operations

      Interest income during the three months ending December 31, 2001 was less than it was during the same quarter in 2000 as a result of the Company's smaller cash position. Other income was higher due to the receipt of grant money. Research and development expenses were approximately $367,000 higher because of the expenses incurred in the continuation of production at Cambrex (see above).


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

      (b)    Reports on Form 8-K

The Company filed one report on Form 8-K during the quarter ended December 31, 2001. The 8-K report disclosed new clinical data relating to Multikine, the Company's Immunotherapy drug.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CEL-SCI Corporation


                                          /s/ Geert Kersten
Date:February 27, 2002                    ____________________________
                                          Geert Kersten
                                          Chief Executive Officer*




*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.