Form 10-Q
period 2002-03-31
CEL SCI CORP
filed 2002-05-14
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR

( )             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION



Colorado                                                84-0916344
============================                        =================
State or other jurisdiction                        (IRS) Employer
incorporation                                       Identification Number

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

            Yes ____X_____                      No __________
                    -

Class of Stock              No. Shares Outstanding                 Date
--------------              ----------------------                 ----
Common                           31,618,777                    May 8, 2002

                                                           Page 1 of 19 pages

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1.                                                                  Page
                                                                         ----
      Condensed Consolidated Balance Sheets (unaudited)                   3-4
      Condensed Consolidated Statements of Operations (unaudited)         5-6
      Condensed Consolidated Statements of Comprehensive Loss (unaudited)   7
      Condensed Consolidated Statements of Cash Flow (unaudited)          8-9
      Notes to Condensed Consolidated Financial Statements (unaudited)     10


Item 2.
      Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          15

Item 3.
      Quantitative and Qualitative Disclosures about Market Risks          16



PART II

Item 2.
      Changes in Securities and Use of Proceeds                            18

Item 4.
      Submission of Matters to a Vote of Security Holders                  18

Item 6.
      Exhibits and Reports on Form 8-K                                     19

      Signatures                                                           20

Item 1.   FINANCIAL STATEMENTS




                              CEL-SCI CORPORATION

                              -------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                            ------------------------

                                     ASSETS

                                  (unaudited)

                                                 March 31,       September 30,
                                                   2002              2001
                                                --------------------------------
 CURRENT ASSETS:

   Cash and cash equivalents                 $ 2,206,192        $ 1,783,990
   Investments, net                                    -            593,384
   Interest and other receivables                 47,565             40,376
   Prepaid expenses                              388,665            866,058
   Current portion of deferred financing costs   176,440                  -
                                                --------------------------------

         Total Current Assets                  2,818,862          3,283,808

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation
   of $1,945,600 and $1,864,182                  553,795            620,608

 DEPOSITS                                        139,828            139,828

 PATENT COSTS- less accumulated
     amortization of
     $652,251 and $623,235                       445,397            464,676
                                                --------------------------------
                                             $ 3,957,882        $ 4,508,920
                                                ================================

                See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION

                               -------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                            ------------------------

                                   (continued)
                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                   (unaudited)
                                                  March 31,      September 30,
                                                    2002             2001
                                                 -------------------------------
 CURRENT LIABILITIES:
   Accounts payable                          $  773,558        $  476,509
   Accrued interest on convertible notes         23,308                 -
   Accrued dividends                             97,211                 -
                                                 -------------------------------

        Total current liabilities               894,077           476,509

 NOTE PAYABLE (See Note C)                      971,500                 -

 CONVERTIBLE NOTES (See Note C)                 146,327                 -

 DEFERRED RENT                                   27,883            31,218
                                                 -------------------------------

        Total liabilities                     2,039,787           507,727

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
   Series E cumulative convertible redeemable
preferred stock $.01 par value, $1,000
liquidation value - authorized 6,288;
issued and outstanding,3,476 and 5,863
shares at March 31, 2002 and September 30,2001,
respectively                                         35               59
   Common stock, $.01 par value; authorized,
100,000,000 shares; issued and outstanding,
26,631,195 and 21,952,082 shares at
March 31, 2002 and September 30, 2001,
respectively                                    266,312           219,521
   Additional paid-in capital                78,351,589        75,641,365
   Unearned compensation                         (1,402)          (19,636)
   Net unrealized loss on investments                 -              (210)
   Accumulated deficit                      (76,698,439)      (71,839,906)
                                             -----------------------------------

     TOTAL STOCKHOLDERS'
       EQUITY                                 1,918,095         4,001,193
                                             -----------------------------------
                                             $3,957,882        $4,508,920
                                             ===================================

                See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION
                              -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        ---------------------------------
                                  (unaudited)
                                                        Six Months Ended
                                                            March 31,
                                                      2002             2001
                                             -----------------------------------
 REVENUES:
   Interest income                           $   47,643          $   218,231
   Other income
                                                221,651              119,465
                                             -----------------------------------

   TOTAL INCOME                                 269,294          337,696

 EXPENSES:
   Research and development                   3,371,336        4,928,761
   Depreciation and
     amortization                               112,858           99,934
   General and administrative                   817,264        1,486,433
                                             -----------------------------------

     TOTAL OPERATING EXPENSES                 4,301,458        6,515,128
                                             -----------------------------------

     OPERATING LOSS                           4,032,164        6,177,432

     INTEREST EXPENSE                           826,368                -
                                             -----------------------------------

 NET LOSS                                     4,858,532        6,177,432

 ACCRUED DIVIDENDS ON PREFERRED STOCK           143,439                -

 ACCRETION OF BENEFICIAL CONVERSION
 FEATURE ON PREFERRED STOCK                   1,008,465                -
                                             -----------------------------------

 NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                              $ 6,010,436      $ 6,177,432
                                             ===================================

 LOSS PER COMMON SHARE (BASIC)              $      0.25      $      0.30
                                             ===================================

 LOSS PER COMMON SHARE (DILUTED)            $      0.25      $      0.30
                                             ===================================
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                        23,975,508       20,563,439
                                             ===================================

                See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION
                              -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       ---------------------------------
                                  (unaudited)
                                                     Six Months Ended
                                                         March 31,
                                                   2002             2001
                                             -----------------------------------
 REVENUES:

   Interest income                           $    22,306        $   35,020
   Other income                                   70,744            52,868
                                             -----------------------------------

   TOTAL INCOME                                   93,050            87,888

 EXPENSES:
   Research and development                      933,120         2,857,654
   Depreciation and
     amortization                                 56,332            50,855
   General and administrative                    252,642           813,322
                                             -----------------------------------

     TOTAL OPERATING EXPENSES                  1,242,094         3,721,831
                                             -----------------------------------

     OPERATING LOSS                            1,149,044         3,633,943

     INTEREST EXPENSE                            788,868                 -
                                             -----------------------------------

 NET LOSS                                      1,937,912         3,633,943

 ACCRUED DIVIDENDS ON PREFERRED STOCK             62,023                 -

 ACCRETION OF BENEFICIAL CONVERSION
 FEATURE ON PREFERRED STOCK                      428,770                 -
                                             -----------------------------------

 NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                               $ 2,428,705       $ 3,633,943
                                             ===================================

LOSS PER COMMON SHARE (BASIC)                $      0.10       $      0.18
                                             ===================================

 LOSS PER COMMON SHARE (DILUTED)             $      0.10       $      0.18
                                             ===================================
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                         25,178,159        20,669,266
                                             ===================================

                See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION
                              -------------------
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                       ---------------------------------
                                  (unaudited)

                                                       Six Months Ended
                                                            March 31,
                                                     2002               2001

 NET LOSS                                      $ (4,858,532)      $ (6,177,432)
 OTHER COMPREHENSIVE LOSS -
    Unrealized gain on investments                      210             87,454
                                               --------------     --------------

 COMPREHENSIVE LOSS                            $ (4,858,322)      $ (6,089,978)
                                               ==============     ==============



                                                       Three Months Ended
                                                            March 31,
                                                     2002               2001

 NET LOSS                                       $ (1,937,912)     $ (3,633,943)
 OTHER COMPREHENSIVE LOSS -
    Unrealized loss on investments                         -           (58,838)
                                                --------------    --------------

 COMPREHENSIVE LOSS                             $ (1,937,912)     $ (3,692,781)
                                                ==============    ==============

            See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION
                              -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                       ---------------------------------
                                  (unaudited)
                                                     Six Months Ended
                                                         March  31,
                                                  2002               2001
                                           -------------------------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
NET LOSS                                   $ (4,858,532)      $ (6,177,432)
Adjustments to reconcile net loss to net
 cash used in operating activities:
                                                                         -
  Depreciation and amortization                 112,858             99,934
  Issuance of common stock for services         216,641                  -
  Stock issued to 401(k)                         42,761             51,802
  Stock bonus granted to officer                 75,071                  -
  Repriced options                             (593,472)                 -
  Amortization of discount on note payable      112,500                  -
  R&D expenses paid with note payable           859,000                  -
  Amortization of discount associated with
convertible notes                               589,824                  -
  Amortization of deferred financing costs       99,970                  -
  Impairment of patents                           5,816                  -
  Realized (gain) loss on investments            (2,758)            15,932

  Increase in receivables                        (7,189)           (15,070)
  Decrease  in prepaid expenses                 477,393          1,127,860
  Decrease in advances                                -                728
  Decrease in deferred rent                      (3,335)                 -
  Increase in current liabilities                23,309                  -
  Increase (decrease) in accounts payable       284,112           (437,640)
                                           -------------------------------------
NET CASH USED IN OPERATING ACTIVITIES        (2,566,031)        (5,333,886)
                                           -------------------------------------

CASH FLOWS PROVIDED BY (USED IN) INVESTING
ACTIVITIES:
  Sales of investments                          593,594           696,499
  Purchase of research and office equipment     (14,606)          (101,431)
  Patent costs                                   (5,039)           (24,944)
                                           -------------------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES       573,949           570,124
                                           -------------------------------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES:
  Cash proceeds from issuance of common stock   150,000                 -
  Cash proceeds from drawdown on equity line,
net of costs                                    940,694                 -
  Cash proceeds from exercise of warrants             -               274
  Proceeds from convertible notes             1,600,000                 -
  Transaction costs related to convertible
notes                                          (276,410)                -
                                           -------------------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES     2,414,284               274
                                           -------------------------------------

NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                     422,202        (4,763,488)

CASH AND CASH EQUIVALENTS:
  Beginning of period                         1,783,990         6,909,263
                                           -------------------------------------
  End of period                             $ 2,206,192       $ 2,145,775
                                           =====================================

                                                                 (continued)

            See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION
                              -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                       ---------------------------------
                                  (unaudited)
                                  (continued)
                                                        Six Months Ended
                                                            March 31,
                                                      2002              2001
                                                --------------------------------
SUPPLEMENTAL INFORMATION ON NONCASH TRANSACTIONS
Accrual of dividends on preferred stock:
Increase in current liabilities                 $   143,439         $       -
Decrease in additional paid-in capital             (143,439)                -
                                                --------------------------------

                                                $         -         $       -
                                                ================================
Common stock issued in lieu of cash dividends:
Decrease in other current liabilities           $   (46,229)        $       -
Increase in common stock                                426
Increase in additional paid-in capital               45,803                 -
                                                --------------------------------

                                                $         -         $       -
                                                ================================
Conversion of preferred stock to common stock:
Decrease in preferred stock                     $       (24)        $       -
Increase in common stock                             21,929                 -
Decrease in additional paid-in capital              (21,905)                -
                                                --------------------------------
                                                $         -         $       -
                                                ================================

Conversion of convertible notes into common stock:

Decrease in convertible notes                   $  (443,497)        $      -
Increase in common stock                              8,332                -
Increase in additional paid-in capital              435,165                -
                                                --------------------------------

                                                $         -         $      -
                                                ================================
Changes in unearned compensation for variable
options:
Decrease in additional paid-in capital          $    18,234         $      -
Decrease in unearned compensation                   (18,234)               -
                                                --------------------------------
                                                $         -         $      -
                                                ================================
Accretion for the beneficial conversion on
preferred stock
Increase in additional paid-in capital          $ 1,008,465         $      -
Decrease in additional paid-in capital           (1,008,465)               -
                                                --------------------------------
                                                $         -         $      -
                                                ================================

Patents costs included in accounts payable:
Increase in accounts payable                    $    12,937         $      -
Increase in patent costs                            (12,937)               -
                                                --------------------------------
                                                $         -         $      -
                                                ================================

                                                                 concluded
           See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (unaudited)

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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of March 31, 2002 and the results of operations for the three and six-month periods then ended. The condensed consolidated balance sheet as of September 30, 2001 is derived from the September 30, 2001 audited consolidated financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the three and six-month periods ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire year.

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

                                   CEL-SCI CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                       (unaudited)
                                       (continued)

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

      Patents

      Patent expenditures are capitalized and amortized using the straight-line method over 17 years. In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the six months ended March 31, 2002, the Company recorded patent impairment charges of $5,816 for the net book value of patents abandoned during the period and such amount is included in general and administrative expenses. There were no impairment charges for the corresponding period of 2001.


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

                                   CEL-SCI CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                       (unaudited)
                                       (continued)

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

      Reclassifications

      Certain reclassifications have been made to the March 31, 2001 financial statements to conform with the current period presentation.


B.          STOCKHOLDERS' EQUITY

      During the six months ended March 31, 2002, the Company issued 150,000 units at $1.00 to a private investor. Each unit consists of one share of common stock and 1/2 warrant. Each warrant allows the holder to purchase one share of common stock at $1.50 per share at any time prior to October 5, 2004. Also during the six month period, 75,071 shares of common stock were issued to an employee from the Company's stock bonus plan.

      During August 2001, three private investors exchanged shares of the company's common stock and remaining Series D Warrants, which they owned, for 6,288 shares of the Company's Series E Preferred Stock. These investors also exchanged their Series A and Series C Warrants from prior offerings for new Series E Warrants. The preferred shares are entitled to receive cumulative annual dividends in an amount equal to $60 per share and have liquidation preferences equal to $1,000 per share. Each Series E Preferred share is convertible into shares of the Company's common stock on the basis of one Series E Preferred share for shares of common stock equal in number to the amount determined by dividing $1,000 by the lesser of $5 or 93% of the average closing bid prices (Conversion Price) of the Company's common stock for the five days prior to the date of each conversion notice. The lowest price at which the Series E Preferred stock can be converted is $1.08. The Series E Preferred stock has no voting rights and is redeemable at the Company's option at a price of 120% plus accrued dividends until August 2003 when the redemption price will be fixed at 100%. During the six month period ended March 31, 2002, 2,387 preferred shares were converted into 2,192,936 shares of common stock at prices ranging from $1.08 to $1.16 per share. In addition, 42,575 shares of common stock were issued at the same price in lieu of cash for dividends on the preferred stock. As of March 31, 2002, 3,476 shares of Preferred stock remained outstanding. On May 1, 2002, 2,422 shares of Preferred Stock remained outstanding.

                                   CEL-SCI CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                       (unaudited)
                                       (continued)

C.    FINANCING TRANSACTIONS
      ----------------------

      In December 2001, the Company agreed to sell redeemable convertible notes and Series F warrants, to a group of private investors for proceeds of $1,600,000. Pursuant to the agreement, the Company incurred total transaction costs of $276,410 of which $176,440 is included in deferred financing costs in the accompanying balance sheet as of March 31, 2002 and is being amortized to interest expense over a two-year period. Additional deferred financing costs associated with converted notes are amortized to interest expense at the time the notes are converted. The notes will bear interest at 7% per year and will be due and payable December 31, 2003. Interest will be payable quarterly beginning July 1, 2002. At March 31, 2002, $23,308 in interest on the notes was carried on the balance sheet as an other current liability and was charged to interest expense. The notes will be secured by substantially all of the Company's assets and contain certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. The notes will be convertible into shares of the Company's common stock at the holder's option determinable by dividing each $1,000 of note principal by 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the twenty trading days immediately prior to the closing date. In addition, the notes are required to be redeemed by the Company at 130% upon certain occurrences. Proceeds of $800,000 were received on December 31, 2001 and the second half of the proceeds was received in January 2002. The Series F warrants initially allowed the holders to purchase up to 960,000 shares of the Company's common stock at a price of $0.95 per share at any time prior to December 31, 2008. In accordance with the terms of the warrants, the exercise price was adjusted to $0.65 per share on January 17, 2002. On April 17, 2002, the price was adjusted to $0.24. The warrant exercise price will be adjusted every three months to an amount equal to 110% of the conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date.

      The entire balance of the convertible notes was initially offset by a discount of $1,600,000 which represents the relative fair value of the Series F warrants of $763,000 and a beneficial conversion discount of $837,000. The discount on outstanding convertible notes will be amortized to interest expense over a two-year period. Any unamortized discount associated with the convertible notes is fully amortized to interest expense upon redemption. As of March 31, 2002, $443,497 of the notes had been converted into 833,239 shares of common stock. Also as of March 31, 2002, $589,824 of the discount had been amortized to interest expense.

      On November 15, 2001, the Company signed an agreement with Cambrex Bioscience, Inc. ("Cambrex") in which Cambrex provided manufacturing space and support to the Company during November and December 2001 and January 2002. In exchange, the Company has signed a note with Cambrex to pay a total of $1,159,000 to Cambrex. As shown in the condensed consolidated balance sheet, this liability is recorded at March 31, 2002 along with an unamortized discount of $187,500 representing imputed interest. The note was payable on November 15, 2002. In December 2001, the note was amended to extend the due date to January 2, 2003. Unpaid principal will begin accruing interest on November 16, 2002 and carries an interest rate of the Prime Rate plus 3%. The note is collateralized by certain laboratory

                                   CEL-SCI CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED MARCH 31, 2002 AND 2001
                                       (unaudited)
                                       (continued)

      equipment.

      In April 2001, the Company signed an equity line of credit agreement with Paul Revere Capital Partners. Under the agreement, Paul Revere Capital Partners has agreed to provide the Company with up to $10,000,000 of funding prior to June 22, 2003. During this twenty-four month period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Paul Revere Capital Partners and they will be obligated to purchase the shares. The Company may request a drawdown once every 22 trading days, although the Company is under no obligation to request any drawdowns under the equity line of credit. During the six month period ended March 31, 2002, 1,072,311 shares of common stock were sold to Paul Revere Capital Partners for a total of $940,694, net of financing costs of $2,210.

      CEL-SCI CORPORATION

Item 2.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

      In June 2000, the Company entered into an agreement with Cambrex Bioscience, Inc. ("Cambrex") whereby Cambrex agreed to provide the Company with a facility which will allow the Company to manufacture Multikine in accordance with the Good Manufacturing Practices regulations of the FDA. Company personnel will staff this facility. The Company has the right to extend the term of its agreement with Cambrex until December 31, 2006. In November 2001, the Company gave a promissory note to Cambrex. The promissory note is in the principal amount of $1,159,000 and represents the cost of the Company's use of the Cambrex manufacturing facility for November and December 2001 and through January 10, 2002. As shown in the condensed consolidated balance sheet, $1,159,000 of this liability is recorded at March 31, 2002, along with an unamortized discount of $187,500 representing imputed interest. The Company's need for MULTIKINE was completed by January 10, 2002 and as a result the Company will not incur the expense associated with the use of the Cambrex facility after that date. The amount borrowed from Cambrex is due and payable on January 2, 2003. Beginning November 16, 2002, the note will bear interest at the prime interest rate plus 3%, is adjusted monthly, and is secured by the equipment used by the Company to manufacture MULTIKINE.

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

The Series F warrants initially allowed the holders to purchase up to 960,000 shares of the Company's common stock at a price of $0.95 per share at any time prior to December 31, 2008. On January 17, 2002, the warrant exercise price, in accordance with the terms of the warrants, was adjusted to $0.65 per share. Every three months after January 17, 2002, the warrant exercise price will be adjusted to an amount equal to 110% of the Conversion Price on such date, provided that the adjusted price is lower than the warrant exercise price on that date.

Results of Operations

      Interest income during the six months ending March 31, 2002 was less than it was during the same period in 2001 as a result of the Company's smaller cash position and lower interest rates on interest bearing accounts. Other income was higher due to the receipt of grant money. Research and development expenses were lower because of the conclusion of the manufacturing validation work at Cambrex (see above). General and administrative expenses were lower because of the Company's cost savings plan and the complete reversal of a fiscal year 2001 charge of $593,472 for variable options. The interest expense of $826,368 is a noncash item incurred to account for the issuance of the convertible debt and the Cambrex note.

      Interest income during the three months ending March 31, 2002 was less than it was during the same quarter in 2001 as a result of the Company's smaller cash position and lower rates on interest bearing accounts. Other income was higher due to the receipt of grant money. Research and development expenses were significantly lower because of the conclusion of the manufacturing validation work at Cambrex (see above). General and administrative expenses were significantly lower because of the Company's cost savings plan and the partial reversal ($386,904) of a fiscal year 2001 charge to general and administrative expense of $593,472 for variable options. The interest expense of $788,868 is a noncash item incurred to account for the issuance of the convertible debt and the Cambrex note.

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

                                   PART II

Item 2.     Changes in Securities and Use of Proceeds

None

Item 4.     Submission of Matters to a Vote of Security Holders

The annual meeting of the Company's shareholders was held on March 14, 2002.

At the meeting the following persons were elected as directors for the upcoming year:

Name                              Votes For                   Votes Withheld

Maximilian de Clara              20,616,100                      856,538

Geert R. Kersten                 20,761,207                      711,431

Alexander G. Esterhazy           20,761,523                      704,115

C. Richard Kinsolving            20,807,418                      665,220

At the meeting the following proposals were ratified by the shareholders.

1. An amendment to the Company's 2001 Non-Qualified Stock Option Plan, which amendment increased the shares of common stock that may be issued upon the exercise of options granted pursuant to the Non-Qualified Stock Option Plan from 500,000 shares to 2,500,000 shares.

2. The adoption of the Company's 2002 Stock Bonus Plan which provided that up to 400,000 shares of common stock may be issued to persons granted stock bonuses pursuant to the Stock Bonus Plan.

3. The approval of the issuance of such number of shares of common stock as may be required by the terms of the Company's Equity Line of Credit, Series E Preferred stock, Series E Warrants, Convertible Promissory Notes and Series F Warrants.

4. The appointment of Deloitte & Touche LLP as the Company's independent accountants for the fiscal year ending September 30, 2002.

   The following is a tabulation of votes cast with respect to these proposals:

                                    Votes
                  ------------------------------------        Broker
Proposal          For         Against         Abstain        Non-Votes

1.             2,579,924     1,155,931        292,701       17,444,082
2.             2,606,569     1,361,013         60,974       17,444,082
3.             2,826,287     1,127,947         74,322       17,444,082
4.             21,183,597      220,392         67,654              995

Item 6.

      (a)    Exhibits
            No exhibits are filed with this report.

      (b)    Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CEL-SCI Corporation



Date:_______________, 2002                ____________________________
                                          Geert Kersten
                                          Chief Executive Officer*




*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.