Form 10-Q
period 2002-06-30
CEL SCI CORP
filed 2002-08-14
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION



         Colorado                                          84-0916344
       ============                                     =================
    State or other jurisdiction                          (IRS) Employer
    incorporation                                     Identification Number

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

            Yes ____X_____                      No __________
                    -

Class of Stock              No. Shares Outstanding                 Date
--------------              ----------------------                 ----
  Common                         34,660,205                   August 6, 2002






                               Page 1 of 20 pages

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1.                                                                    Page

      Condensed Consolidated Balance Sheets (unaudited)                     3-4
      Condensed Consolidated Statements of Operations (unaudited)           5-6
      Condensed Consolidated Statements of Comprehensive Loss (unaudited)     7
      Condensed Consolidated Statements of Cash Flow (unaudited)            8-9
      Notes to Condensed Consolidated Financial Statements (unaudited)       10


Item 2.
      Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                              16

Item 3.
      Quantitative and Qualitative Disclosures about Market Risks            17


PART II

Item 2.
      Changes in Securities and Use of Proceeds                              18

Item 4.
      Submission of Matters to a Vote of Security Holders                    18

Item 6.
      Exhibits and Reports on Form 8-K                                       19

      Signatures                                                             20

Item 1.   FINANCIAL STATEMENTS

                               CEL-SCI CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                  ---------------

                                     ASSETS
                                   (unaudited)

                                              June 30,        September 30,
                                                2002              2001
                                          ------------------------------------
 CURRENT ASSETS:

   Cash and cash equivalents                $  1,764,591       $ 1,783,990

   Investments, net                                    -           593,384

   Interest and other receivables                 57,768            40,376

   Prepaid expenses                              345,904           866,058
   Current portion of deferred financing
costs                                             69,815                 -
                                          ------------------------------------


         Total Current Assets                  2,238,078         3,283,808

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation of
     $1,986,374 and $1,864,182                   513,126           620,608


 DEPOSITS                                        139,828           139,828

 PATENT COSTS- less accumulated
    amortization of  $668,937
    and $623,235                                 465,121           464,676
                                          ------------------------------------

               TOTAL ASSETS                  $ 3,356,153      $  4,508,920
                                          ====================================






 See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                                -------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             ------------------------
                                   (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                   (unaudited)

                                                   June 30,       September 30,
                                                     2002             2001
                                                --------------- ----------------
 CURRENT LIABILITIES:
   Accounts payable                               $ 765,525        $ 476,509
   Accrued interest on convertible notes             29,339                -
   Accrued dividends                                 83,464                -
   Current portion of note payable (See Note C)   1,046,500                -
                                                --------------------------------
        Total current liabilities                 1,924,828          476,509


 CONVERTIBLE NOTES (See Note C)                      54,993                -


 DEFERRED RENT                                       24,632           31,218
                                                --------------- ----------------
        Total liabilities                         2,004,453          507,727

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
 Series E cumulative convertible redeemable
  preferred stock $.01 par value, $1,000
  liquidation value - authorized 6,288;
  issued and outstanding, 1,942 and 5,863
  shares at June 30, 2002 and September 30,
  2001, respectively                                     19               59
 Common stock, $.01 par value; authorized,
  100,000,000 shares; issued and outstanding,
  34,350,708 and 21,952,082 shares at June 30,
  2002 and September 30, 2001, respectively         343,507          219,521
 Additional paid-in capital                      79,818,091       75,641,365
 Unearned compensation                                    -         (19,636)
 Net unrealized loss on investments                       -            (210)
 Accumulated deficit
                                                (78,809,917)    (71,839,906)
                                                --------------- ----------------


     TOTAL STOCKHOLDERS' EQUITY                  1,351,700        4,001,193
                                                -----------     - ---------
                                               $ 3,356,153     $  4,508,920
                                              ==============    ==============


See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                                -------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         ---------------------------------
                                   (unaudited)


                                                      Nine Months Ended
                                                          June 30,
                                                     2002         2001
                                                 --------------------------
 REVENUES:

   Interest income                               $   68,831    $ 368,657
   Other income                                     307,974      182,529
                                                 ---------------------------
   TOTAL INCOME                                     376,805      551,186

 EXPENSES:

   Research and development                       3,993,047    6,491,412
   Depreciation and amortization                    170,317      153,906
   General and administrative                     1,282,948    2,128,455
                                                 ---------------------------


     TOTAL OPERATING EXPENSES                     5,446,312    8,773,773
                                                 ---------------------------


     OPERATING LOSS                               5,069,507    8,222,587


     INTEREST EXPENSE                             1,900,504            -
                                                 ---------------------------
 NET LOSS                                         6,970,011    8,222,587

 ACCRUED DIVIDENDS ON PREFERRED STOCK               177,464            -

 ACCRETION OF BENEFICIAL CONVERSION
 FEATURE ON PREFERRED STOCK                       1,262,397            -
                                                 ---------------------------

 NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS    $8,409,872   $8,222,587
                                                 ===========================

 LOSS PER COMMON SHARE (BASIC)                   $     0.32   $     0.39
                                                 ===========================

 LOSS PER COMMON SHARE (DILUTED)                 $     0.32   $     0.39
                                                 ===========================

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      26,508,757   21,274,537
                                                 ===========================




                See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                                -------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         ---------------------------------
                                   (unaudited)
                                                       Three Months Ended
                                                           June 30,
                                                      2002           2001
                                                 ------------------------------
 REVENUES:

   Interest income                                 $  21,188      $ 150,426
   Other income                                       86,323         63,064
                                                 ------------------------------


   TOTAL INCOME                                      107,511        213,490
                                                 ------------------------------

 EXPENSES:

   Research and development                          621,711      1,562,651
   Depreciation and amortization                      57,459         53,972
   General and administrative                        465,684        642,022
                                                 ------------------------------

     TOTAL OPERATING EXPENSES                      1,144,854      2,258,645
                                                 ------------------------------


     OPERATING LOSS                                1,037,343      2,045,155

     INTEREST EXPENSE                              1,074,136              -
                                                 ------------------------------

 NET LOSS                                          2,111,479      2,045,155

 ACCRUED DIVIDENDS ON PREFERRED STOCK                 34,025              -

 ACCRETION OF BENEFICIAL CONVERSION
 FEATURE ON PREFERRED STOCK                          253,932              -
                                                 ------------------------------

 NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS    $ 2,399,436    $ 2,045,155
                                                 ==============================

 LOSS PER COMMON SHARE (BASIC)                     $    0.08      $    0.09
                                                 ==============================

 LOSS PER COMMON SHARE (DILUTED)                   $    0.08      $    0.09
                                                 ==============================
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        31,575,255     22,696,735
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

                               CEL-SCI CORPORATION
                                -------------------
              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                         ---------------------------------
                                   (unaudited)



                                                  Nine Months Ended
                                                      June 30,
                                        -------------------------------------
                                              2002               2001

 NET LOSS                                 $ 6,970,011        $ 8,222,587
 OTHER COMPREHENSIVE LOSS -
    Unrealized loss on investments                  -             35,231
                                        -------------------------------------
 COMPREHENSIVE LOSS                       $ 6,970,011        $ 8,257,818
                                        =====================================

                                                 Three Months Ended
                                                      June 30,
                                       ------------------------------------
                                              2002                2001

 NET LOSS                                $ 2,111,479         $ 2,045,155
 OTHER COMPREHENSIVE LOSS -
    Unrealized gain on investments                 -              61,121
                                        -------------------------------------
 COMPREHENSIVE LOSS                      $ 2,111,479         $ 2,106,276
                                        =====================================















See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                                -------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         ---------------------------------
                                   (unaudited)
                                                    Nine Months Ended
                                                        June  30,
                                                   2002          2001
                                               ----------------------------
CASH FLOWS FROM OPERATING  ACTIIVITIES:
NET LOSS                                      $(6,970,011)  $(8,222,587)
Adjustments to reconcile net loss to net cash
used in operating activities:                                         -
  Depreciation and amortization                   170,317       153,906
  Issuance of common stock for services           386,540             -
  Stock issued to 401(k)                           58,579        76,246
  Stock bonus granted to officer                   75,071             -
  Repriced options                               (593,472)            -
  Amortization of discount on note payable        187,500             -
  R&D expenses paid with note payable             859,000             -
  Amortization of discount associated with
    convertible notes                           1,434,993             -
  Amortization of deferred financing costs        247,905             -
  Impairment of patents                             5,816             -
  Realized gain on investments                     (2,758)       (2,764)
  Increase in deposits                                  -       (45,000)
  Increase in receivables                         (17,392)      (24,540)
  Decrease in prepaid expenses                    531,060     1,141,535
  Decrease in advances                                  -       (11,871)
  Decrease in deferred rent                        (6,586)            -
  Increase in accrued interest                     29,339             -
  Increase (decrease) in accounts payable         259,760      (420,525)
                                               ----------------------------
NET CASH USED IN OPERATING ACTIVITIES          (3,340,300)   (7,355,600)
                                               ----------------------------
CASH FLOWS PROVIDED BY (USED IN) INVESTING
ACTIVITIES:
  Sales of investments                            593,594     3,213,714
  Purchase of research and office equipment       (14,710)     (143,290)
  Patent costs                                    (33,439)      (33,311)
                                               ----------------------------
NET CASH PROVIDED BY INVESTING ACTIVITIES         545,445     3,037,113
                                               ----------------------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES:
  Cash proceeds from issuance of common stock     150,000             -
  Cash proceeds from drawdown on equity line,
    net of costs                                1,325,692             -
  Cash proceeds from exercise of warrants          13,213         1,157
  Proceeds from convertible notes               1,600,000             -
  Transaction costs related to convertible
    notes                                        (309,410)             -
                                               ----------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES       2,775,456         1,157
                                               ----------------------------
NET DECREASE IN CASH AND CASH EQUIVALENTS         (19,399)   (4,317,330)
EQUIVALENTS:
  Beginning of period                           1,783,990     6,909,263
                                               ----------------------------
  End of period                                $1,764,591    $2,591,933
                                               ============================
                                                              (continued)
See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                                -------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         ---------------------------------
                                   (unaudited)
                                   (continued)
                                                        Nine Months Ended
                                                            June 30,
                                                      2002          2001
                                                 -----------------------------
SUPPLEMENTAL INFORMATION ON NONCASH
TRANSACTIONS

Accrual of dividends on preferred stock:

Increase in current liabilities                  $   177,464     $       -
Decrease in additional paid-in capital              (177,464)            -
                                                 -----------------------------
                                                 $         -     $       -
                                                 =============================
Common stock issued in lieu of cash dividends:

Decrease in other current liabilities            $   (94,000)    $       -
Increase in common stock                                 867
Increase in additional paid-in capital                93,133             -
                                                 -----------------------------
                                                 $         -     $       -
                                                 =============================
Conversion of preferred stock into common stock:

Decrease in preferred stock                      $       (40)    $       -
Increase in common stock                              35,899             -
Decrease in additional paid-in capital               (35,859)            -
                                                 -----------------------------
                                                 $         -     $       -
                                                 =============================
Conversion of convertible notes into common stock:

Decrease in convertible notes                    $(1,380,000)    $       -
Increase in common stock                              50,557             -
Increase in additional paid-in capital             1,329,443             -
                                                 -----------------------------
                                                 $         -     $       -
                                                 =============================
Changes in unearned compensation for variable options:

Decrease in additional paid-in capital           $    19,636     $       -
 Decrease in unearned compensation                   (19,636)            -
                                                 -----------------------------
                                                 $         -     $       -
                                                 =============================
Accretion for the beneficial conversion on preferred stock

Increase in additional paid-in capital           $ 1,262,397     $       -
Decrease in additional paid-in capital            (1,262,397)            -
                                                 -----------------------------
                                                 $         -     $       -
                                                 =============================
Deferred financing costs for new convertible notes included in accounts payable

Increase in accounts payable                     $    8,310      $       -
Increase in deferred financing costs                 (8,310)             -
                                                 -----------------------------
                                                 $        -      $       -
                                                 =============================
Interest expense paid for with common stock:
Decrease in accrued interest on convertible notes$     (766)             -
Increase in common stock                                 13              -
Increase in additional paid-in-capital                  753              -
                                                 -----------------------------
                                                 $        -      $       -
                                                 =============================
Patents costs included in accounts payable:

Increase in accounts payable                     $   20,947      $       -
Increase in patent costs                            (20,947)             -
                                                 -----------------------------
                                                 $        -      $       -
                                                 =============================
                                                                   concluded

See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (unaudited)

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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of June 30, 2002 and the results of operations for the three and nine-month periods then ended. The condensed consolidated balance sheet as of September 30, 2001 is derived from the September 30, 2001 audited consolidated financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the three and nine-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire year.

      Principles of Consolidation

      The consolidated financial statements include the accounts of CEL-SCI Corporation and its wholly owned subsidiary, Viral Technologies, Inc. All intercompany transactions have been eliminated upon consolidation.

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

                                   CEL-SCI CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                       (unaudited)
                                       (continued)



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

      Patents

      Patent expenditures are capitalized and amortized using the straight-line method over 17 years. In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the nine months ended June 30, 2002, the Company recorded patent impairment charges of $5,816 for the net book value of patents abandoned during the period and such amount is included in general and administrative expenses. There were no impairment charges for the corresponding period of 2001.

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

                                   CEL-SCI CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                       (unaudited)
                                       (continued)


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

      Reclassifications

      Certain reclassifications have been made to the June 30, 2001 financial statements to conform with the current period presentation.

      New Accounting Pronouncements

      In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in AAPB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria must be reclassified to other income or expense. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. SFAS No. 145 will not have a material effect on our consolidated financial position, results of operations or cash flows.

      In July 2002, the FASB issued Statement No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material effect on our consolidated financial position, results or operations or cash flows.

                                   CEL-SCI CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                       (unaudited)
                                       (continued)

B.          STOCKHOLDERS' EQUITY

      During the nine months ended June 30, 2002, the Company issued 150,000 units at $1.00 to a private investor. Each unit consists of one share of common stock and 1/2 warrant. Each warrant allows the holder to purchase one share of common stock at $1.50 per share at any time prior to October 5, 2004. Also during the nine month period, 75,071 shares of common stock were issued to an employee from the Company's stock bonus plan.

      During August 2001, three private investors exchanged shares of the company's common stock and remaining Series D Warrants, which they owned, for 6,288 shares of the Company's Series E Preferred Stock. These investors also exchanged their Series A and Series C Warrants from prior offerings for new Series E Warrants. The preferred shares are entitled to receive cumulative annual dividends in an amount equal to $60 per share and have liquidation preferences equal to $1,000 per share. Each Series E Preferred share is convertible into shares of the Company's common stock on the basis of one Series E Preferred share for shares of common stock equal in number to the amount determined by dividing $1,000 by the lesser of $5 or 93% of the average closing bid prices (Conversion Price) of the Company's common stock for the five days prior to the date of each conversion notice. The lowest price at which the Series E Preferred stock can be converted is $1.08. The Series E Preferred stock has no voting rights and is redeemable at the Company's option at a price of 120% plus accrued dividends until August 2003 when the redemption price will be fixed at 100%. During the nine month period ended June 30, 2002, 3,922 preferred shares were converted into 3,589,900 shares of common stock at prices ranging from $1.08 to $1.16 per share. In addition, 86,668 shares of common stock were issued at the same price in lieu of cash for dividends on the preferred stock. As of June 30, 2002, 1,942 shares of Preferred stock remained outstanding.

C.    FINANCING TRANSACTIONS
      ----------------------

      In December 2001, the Company agreed to sell redeemable convertible notes and Series F warrants, to a group of private investors for proceeds of $1,600,000. Pursuant to the agreement, the Company incurred total transaction costs of $276,410 of which $28,505 is included in deferred financing costs in the accompanying balance sheet as of June 30, 2002 and is being amortized to interest expense over a two-year period. Additional deferred financing costs associated with converted notes are amortized to interest expense at the time the notes are converted. The notes will bear interest at 7% per year and will be due and payable December 31, 2003. Interest will be payable quarterly beginning July 1, 2002. At June 30, 2002, $29,339 in interest on the notes was carried on the balance sheet as an other current liability and was charged to interest expense. The notes will be secured by substantially all of the Company's assets and contain certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. The notes will be convertible into shares of the Company's common stock at the holder's option determinable by dividing each $1,000 of note principal by 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the twenty trading days immediately prior to the closing date. In addition, the notes are required to be redeemed by the Company at 130% upon certain occurrences. Proceeds of $800,000 were received on December 31, 2001 and the second half of the proceeds was received in January 2002. The Series F warrants initially allowed the holders to purchase up to 960,000 shares of the Company's common stock at a price of $0.95 per share at any time prior to December 31, 2008. In accordance with the

                                   CEL-SCI CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                       (unaudited)
                                       (continued)


      terms of the warrants, the exercise price was adjusted to $0.65 per share on January 17, 2002. On April 17, 2002, the price was adjusted to $0.24. In April, 34,500 warrants were exercised at $0.24. On July 17, 2002, the price was adjusted to $.0.19. The warrant exercise price will be adjusted every three months to an amount equal to 110% of the conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date.

      The entire balance of the convertible notes was initially offset by a discount of $1,600,000 which represents the relative fair value of the Series F warrants of $763,000 and a beneficial conversion discount of $837,000. The discount on outstanding convertible notes will be amortized to interest expense over a two-year period. Any unamortized discount associated with the convertible notes is fully amortized to interest expense upon redemption. As of June 30, 2002, $1,380,000 of the notes had been converted into 5,055,693 shares of common stock. Also as of June 30, 2002, $1,434,993 of the discount had been amortized to interest expense.

      On November 15, 2001, the Company signed an agreement with Cambrex Bioscience, Inc. ("Cambrex") in which Cambrex provided manufacturing space and support to the Company during November and December 2001 and January 2002. In exchange, the Company has signed a note with Cambrex to pay a total of $1,159,000 to Cambrex. As shown in the condensed consolidated balance sheet, this liability is recorded at June 30, 2002 along with an unamortized discount of $112,500 representing imputed interest. The note was payable on November 15, 2002. In December 2001, the note was amended to extend the due date to January 2, 2003. Unpaid principal will begin accruing interest on November 16, 2002 and carries an interest rate of the Prime Rate plus 3%. The note is collateralized by certain laboratory equipment.

      In April 2001, the Company signed an equity line of credit agreement with Paul Revere Capital with up to $10,000,000 of funding prior to June 22, 2003. During this twenty-four month period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Paul Revere Capital Partners and they will be obligated to purchase the shares. The Company may request a drawdown once every 22 trading days, although the Company is under no obligation to request any drawdowns under the equity line of credit. If CEL-SCI maintains a balance of less than $1,000,000 in its bank account in any month, it may draw down the maximum amount allowable for such month under its equity line of credit. If CEL-SCI maintains a balance greater than $1,000,000 in its bank account in any month, it may only draw down a maximum of $235,000 per month. During the nine month period ended June 30, 2002, 2,381,993 shares of common stock were sold to Paul Revere Capital Partners for a total of $1,325,692, net of financing costs of $2,212.

                                   CEL-SCI CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 2002 AND 2001
                                       (unaudited)
                                       (continued)


D.    SUBSEQUENT EVENT
      ----------------

      In July 2002, CEL-SCI sold convertible notes, plus Series G warrants, to a group of private investors for proceeds of $500,000, less financing costs of $90,310. The notes bear interest at 7% per year, are due and payable on July 12, 2004 and are secured by substantially all of CEL-SCI's assets. Interest is payable quarterly with the first interest payment due on October 1, 2002. If CEL-SCI fails to make any interest payment when due, the notes will become immediately due and payable. At the holder's option the notes are convertible into shares of CEL-SCI's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the Conversion Price. The Conversion price is 76% of the average of the three lowest daily trading prices of CEL-SCI's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date. If CEL-SCI sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable Conversion Price or the market price of its common stock, the Conversion price may be subject to adjustment. The conversion price may not be less than $0.18. However, if CEL-SCI's common stock trades for less than $0.18 per share for a period of 20 consecutive trading days, the $0.18 minimum price will no longer be applicable.

      CEL-SCI has filed a registration statement with the Securities and Exchange Commission in order that the shares of common stock issued upon the conversion of the notes or the exercise of the Series G warrants may be resold in the public market. Upon the effective date of this registration statement, the holders of the notes have agreed to purchase an additional $800,000 of convertible notes from CEL-SCI. The additional $800,000 of convertible notes will have the same terms as the notes sold in July 2002.

      The Series G warrants allow the holders to purchase up to 900,000 shares of CEL-SCI's common stock at a price of $0.25 per share at any time prior to July 12, 2009. If CEL-SCI sells any additional shares of common stock, or any securities convertible into common stock, at a price below the then applicable warrant exercise price or the market price of CEL-SCI's common stock, the warrant exercise price and the number of shares of common stock issuable upon the exercise of the warrant may be subject to adjustment.

      In connection with the agreement, officers and directors of CEL-SCI may not sell any shares of common stock until October 18, 2002; provided, however, that such shares of common stock are registered pursuant to an effective registration statement under the Securities Act of 1933, as amended or can be sold pursuant to Rule 144 promulgated under the Act.

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

In June 2000, the Company entered into an agreement with Cambrex Bioscience, Inc. ("Cambrex") whereby Cambrex agreed to provide the Company with a facility which will allow the Company to manufacture Multikine in accordance with the Good Manufacturing Practices regulations of the FDA. Company personnel will staff this facility. The Company has the right to extend the term of its agreement with Cambrex until December 31, 2006. In November 2001, the Company gave a promissory note to Cambrex. The promissory note is in the principal amount of $1,159,000 and represents the cost of the Company's use of the Cambrex manufacturing facility for November and December 2001 and through January 10, 2002. As shown in the condensed consolidated balance sheet, $1,159,000 of this liability is recorded at June 30, 2002, along with an unamortized discount of $112,500 representing imputed interest. The Company's need for MULTIKINE was completed by January 10, 2002 and as a result the Company will not incur the expense associated with the use of the Cambrex facility after that date. The amount borrowed from Cambrex is due and payable on January 2, 2003. The Company will evaluate its ability to pay off the note in January, 2003 from existing capital resources and/or future financings and corporate partnerships. If the Company should not be able to pay off the note, it will seek to have the note extended. Beginning November 16, 2002, the note will bear interest at the prime interest rate plus 3%, is adjusted monthly, and is secured by the equipment used by the Company to manufacture MULTIKINE.

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

The Series F warrants initially allowed the holders to purchase up to 960,000 shares of the Company's common stock at a price of $0.95 per share at any time prior to December 31, 2008. On January 17, 2002, the warrant exercise price, in accordance with the terms of the warrants, was adjusted to $0.65 per share. Every three months after January 17, 2002, the warrant exercise price will be adjusted to an amount equal to 110% of the Conversion Price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. As of June 30, 2002, the warrant exercise price is $0.24.

Results of Operations

Interest income during the nine months ending June 30, 2002 was less than it was during the same period in 2001 as a result of the Company's smaller cash position and lower interest rates on interest bearing accounts. Other income was higher due to the receipt of grant money. Research and development expenses were lower because of the conclusion of the manufacturing validation work at Cambrex (see above). General and administrative expenses were lower because of the Company's cost savings plan and the complete reversal of a 2001 fourth quarter charge of $593,472 for variable options. The interest expense of $1,900,504 is a noncash item incurred to account for the issuance of the convertible debt and the Cambrex note.

Interest income during the three months ending June 30, 2002 was less than it was during the same quarter in 2001 as a result of the Company's smaller cash position and lower rates on interest bearing accounts. Other income was higher due to the receipt of grant money. Research and development expenses were significantly lower because of the conclusion of the manufacturing validation work at Cambrex (see above). General and administrative expenses were significantly lower because of the Company's cost savings plan. The interest expense of $1,074,136 is a noncash item incurred to account for the issuance of the convertible debt and the Cambrex note.

New Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in AAPB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria must be reclassified to other income or expense. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. SFAS No. 145 will not have a material effect on our consolidated financial position, results of operations or cash flows.

In July 2002, the FASB issued Statement No. 146 (SFAS No. 146), "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of SFAS No. 146 to have a material effect on our consolidated financial position, results or operations or cash flows.

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

                                   PART II


Item 2.     Changes in Securities and Use of Proceeds

                None

Item 4.     Submission of Matters to a Vote of Security Holders

                None

Item 6.

      (a)    Exhibits

             No exhibits are filed with this report.

      (b)    Reports on Form 8-K

            The Company filed no reports on Form 8-K during the quarter ended June 30, 2002.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      In connection with the Quarterly Report of CEL-SCI Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Geert Kersten, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of the Company.



Date:  August 14, 2002                    /s/ Geert Kersten
                                          ____________________________
                                          Geert Kersten
                                          Chief Executive Officer*




*Also signing in the capacity of the Chief Financial Officer.