Form 10-K
period 2002-09-30
CEL SCI CORP
filed 2003-01-02
CIK 725363

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
(X)                            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2002.

                                       OR

( )               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               ---------------   -----------------

Commission file number 0-11503

                              CEL-SCI CORPORATION
                     ---------------------------------------
             (Exact name of registrant as specified in its charter)

        COLORADO                                         84-0916344
--------------------------------                        ------------
 (State or other jurisdiction of                       (I.R.S.Employer
incorporation or organization)                        Identification No.)

              8229 Boone Blvd., Suite 802
                  Vienna, Virginia                                22182
       --------------------------------------                 ------------
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

                                  Yes X No ___

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on December 10, 2002, as quoted on the American Stock Exchange, was approximately $11,000,000. Shares of common stock held by each officer, director and principal shareholder have been excluded in that such persons may be deemed to be affiliates of the Registrant.

Documents Incorporated by Reference:   None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     As of November 30, 2002, the Registrant had 44,799,615 issued and outstanding shares of Common Stock.

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

      MULTIKINE has been tested in over 190 patients in clinical trials conducted in the U.S., Canada, Europe and Israel. Most of these patients were head and neck cancer patients, but some studies were also conducted in prostate cancer patients, HIV-infected patients and HIV-infected women with Human Papilloma Virus ("HPV")-induced cervical dysplasia, the precursor stage before the development of cervical cancer. The safety profile was found to be very good and the Company believes that the tumor response data suggests that further studies are warranted. The Company is currently conducting one additional Phase II head and neck cancer study and one study with HIV-infected women with HPV-induced cervical dysplasia.

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

      Since that time, MULTIKINE has been well tolerated in clinical studies involving approximately 190 patients. Clinical data were presented at the 5th International Congress on Head and Neck Cancer in San Francisco in August, 2000. The study enrolled advanced primary head and neck cancer patients who were treated prior to surgery and/or radiation for 2 weeks. Dr. Dudkevitch from the Department of Otolaryngology at the Rabin Medical Center, Israel, presented data showing that, of the 12 patients treated, two patients had a complete tumor response (100% tumor reduction) following the 2-week treatment with the MULTIKINE regimen. He also noted that upon histopathological examination of the tissue removed during surgery, no tumor residues were found in those patients. Another 4 patients showed a partial (greater than 50%) tumor reduction and six patients had tumor reductions of less than 50%. Two patients refused surgery after treatment with MULTIKINE.

      In May 2001, the Company also started a Phase I clinical trial at the University of Maryland Biotechnology Institute (UMBI). The focus of this study is HIV-infected women with Human Papilloma Virus (HPV)-induced cervical dysplasia, the precursor stage before the development of cervical cancer. The goal of the study is to obtain safety and preliminary efficacy data on Multikine as a treatment for pre-cancerous lesions of the cervix (dysplasia). Most cervical dysplasia and cancer is due to infection with HPV. The rationale for using MULTIKINE in the treatment of cervical dysplasia/cancer is that MULTIKINE may safely boost the patients' immune systems to the point where their immune systems can eliminate the virally-induced cancer. Cervical cancer is the second leading cause of cancer death in women worldwide.

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

      Results from this ongoing Phase I clinical trial of MULTIKINE in cervical dysplasia in HPV/HIV co-infected women indicated elimination or reduction of dysplasia in seventy-one percent (71%) of the patients, excellent treatment tolerance, and the confirmation of dysplasia elimination or reduction in severity by histopathology.

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

      The Company intends to use this technology to develop potential treatments and/or vaccines against various diseases. Present target diseases are herpes simplex, malaria, and myocarditis.

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

      Collaborative study for the treatment, and possible prevention, of autoimmune myocarditis with researchers at the Department of Pathology, the Johns Hopkins Medical Institutions, Baltimore, Maryland.

      An outgrowth of the Company's L.E.A.P.S. technology is a new compound called CEL-1000. CEL-1000 has shown protection in animal testing against malaria, herpes simplex and cancer in early studies.

      In the Spring of 2002, CEL-SCI, in conjunction with The Naval Medical Research Center, announced that CEL-1000 provided 100% protection against malaria infection in a mouse model. The same peptide also induced protective effects in mouse models for herpes simplex virus and cancer. In the Fall of 2002 CEL-SCI announced that it had signed a Cooperative Research and Development Agreement (CRADA) with the U.S. Navy for CEL-1000 in malaria. The Company also announced an agreement with the Cincinnati Children's Hospital Medical Center
(CHMR) of the University of Cincinnati to evaluate CEL-1000 for protection against herpes in the guinea pig vaginal challenge model.

RESEARCH AND DEVELOPMENT

      Since 1983, and through September 30, 2002, approximately $44,700,000 has been expended on the Company-sponsored research and development, including approximately $4,700,000, $7,762,000 and $5,186,000, respectively during the years ended September 30, 2002, 2001 and 2000.

      The costs associated with the clinical trials relating to the Company's technologies, research expenditures and the Company's administrative expenses have been funded with the public and private sales of shares of the Company's common stock, preferred stock and borrowings from third parties, including affiliates of the Company.

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

      The first stage of evaluation, preclinical testing, must be conducted in animals. After lack of toxicity has been demonstrated, the test results are submitted to the FDA along with a request for clearance to conduct clinical testing, which includes the protocol that will be followed in the initial human clinical evaluation. If the applicable regulatory authority does not object to the proposed study, the investigator can proceed with Phase I trials. Phase I trials consist of pharmacological studies on a relatively few number of humans under rigidly controlled conditions in order to establish lack of toxicity and a safe dosage range.

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

      There are no assurances that clinical trials conducted under approvals from foreign countries will be accepted by the FDA. Product licensure in a foreign country does not mean that the product will be licensed by the FDA and there are no assurances that the Company will receive any approval of the FDA or any other governmental entity for the manufacturing and/or marketing of a product. Consequently, the commencement of the marketing of any Company product is, in all likelihood, many years away.

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

ITEM 2.  PROPERTIES

      The Company leases office space at 8229 Boone Blvd., Suite 802, Vienna, Virginia at a monthly rental of approximately $7,800. The Company believes this arrangement is adequate for the conduct of its present business.

      The Company has a 17,900 square foot laboratory which is leased by the Company at a cost of approximately $11,200 per month. The laboratory lease expires in 2004, with extensions available until 2014.

ITEM 3.  LEGAL PROCEEDINGS

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of November 30, 2002 there were approximately 2,460 record holders of the Company's common stock. The Company's common stock is traded on the American Stock Exchange. Set forth below are the range of high and low quotations for the Company's common stock for the periods indicated as reported on the American Stock Exchange. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

         Quarter Ending                High             Low

          12/31/99                     $3.06            $2.18
           3/31/00                     $9.87            $2.25
           6/30/00                     $6.37            $2.75
           9/30/00                     $3.56            $2.20

          12/31/00                     $2.54            $1.00
           3/31/01                     $3.30            $1.30
           6/30/01                     $1.85            $1.16
           9/30/01                     $1.94            $1.02

          12/31/01                     $1.80            $0.72
           3/31/02                     $1.28            $0.52
           6/30/02                     $0.56            $0.27
           9/30/02                     $0.52            $0.16

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

Potential Issuance of Additional Shares

      As of November 30, 2002 the Company had 44,799,615 outstanding shares of common stock. The following table lists additional shares of the Company's common stock which may be issued by the Company:

                                                  Number of             Note
                                                    Shares           Reference

   Shares issuable upon conversion of
      convertible notes                             Unknown              A

   Shares issuable upon exercise of Series G
       warrants                                     900,000              A

   Shares issuable upon conversion of Series E      357,201              B
       Preferred stock

   Shares issuable upon exercise of Series E        815,351              B
       warrants

   Shares issuable pursuant to equity line of
       credit                                       Unknown              C

   Shares issuable upon exercise of equity line
       warrants                                     200,800              C

   Shares issuable upon exercise of Series F
       warrants                                     751,000              D

   Shares issuable upon exercise of options         205,000              E
      granted to investor relations
      consultants

   Shares issuable upon exercise of options and
      warrants granted to the Company's officers,
      directors, employees, consultants, and third
      parties                                     5,676,642              F

   Shares issuable upon exercise of Public
      Warrants                                      116,405              G

A. In July and September 2002, the Company sold convertible notes, plus Series G warrants, to a group of private investors for $1,300,000. At the holder's option the notes are convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the Conversion Price. The Conversion Price is 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date. The Conversion Price may not be less than $0.18. However, if the Company's common stock trades for less than $0.24 per share for a period of 20 consecutive trading days, the $0.18 minimum price will no longer be applicable. The Conversion Price will decline from 76% to 60% if (i) on any trading day after September 9, 2002 the closing daily price of the Company's common stock multiplied by the total number of shares of common stock traded on that day is less than $29,977, (ii) the Company defaults in the performance of any material covenant, condition or agreement with the holders of the notes or,
(iii) the Company's common stock is delisted from the American Stock Exchange.

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

             - pursuant to the conversion or exercise of securities which were outstanding prior to July 12, 2002;

             -  pursuant to the Company's equity line of credit;

             - to key officers of the Company in lieu of their respective salaries.

      The Company's agreement with the note holders places the following restrictions on the Company's operations. Any of the following restrictions may be waived with the written consent of the holders of a majority of the principal amount of the notes outstanding at the time the consent is required.

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

o Until the later of January 1, 2003 or the date that 50% of the notes are no longer outstanding the Company may not sell any common stock or any securities convertible into common stock. However, this restriction will not apply to shares issued in a Permitted Financing.

o If the Company maintains a balance of less than $1,000,000 in its bank account in any month, it may draw down the maximum amount allowable for such month under its equity line of credit. If the Company maintains a balance of greater than $1,000,000 in its bank account in any month, it may only draw down a maximum of $235,000 per month under the equity line of credit without penalty. After January 1, 2003 the minimum balance requirement will be increased to $1,500,000 when 50% of the balance of each
     Note is no longer outstanding and 50% of all of the Notes in the aggregate are no longer outstanding.

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

             - The Company's shareholders fail to approve the issuance of the shares of the Company's common stock upon the conversion of the notes or the exercise of the Series G warrants.

             - The Company files for protection from its creditors under the federal bankruptcy code.

             - The Company exceeds its drawdown limits under it equity line of credit.

       As of November 30, 2002 convertible notes in the principal amount of $650,000 had been converted into 4,291,818 shares of the Company's common stock. The actual number of additional shares issuable upon the conversion of the notes which remain outstanding will vary depending upon a number of factors, including the price of the Company's common stock at certain dates. Accordingly, the number of shares which may be issued upon the conversion of the notes cannot be determined at this time.

      The Series G warrants allow the holders to purchase up to 900,000 shares of the Company's common stock at a price of $0.18 per share at any time prior to July 12, 2009.

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

      Every three months after December 9, 2002, the warrant exercise price will be adjusted to an amount equal to 110% of the Conversion Price on such date, provided that the adjusted price is lower than the warrant exercise price on that date.

B. In December 1999 and January 2000, the Company sold 1,148,592 shares of its common stock, plus Series A and Series B warrants, to Advantage Fund II, Koch Investment Group Limited and Mooring Capital Fund LLC for $2,800,000. The Series A warrants allowed the holders to purchase up to 402,007 shares of the Company's common stock at a price of $2.925 per share at any time prior to December 8, 2002. The Company issued 274,309 shares of common stock upon the exercise of the Series B warrants, which have since expired.

      In March 2000, the Company sold 1,026,666 shares of its common stock, plus Series C and Series D warrants, to the same private investors referred to above for $7,700,000. The Series C warrants allowed the holders to purchase up to 413,344 shares of the Company's common stock at a price of $8.50 per share at any time prior to March 21, 2003. The Series D warrants allowed the holders, to the extent they held any shares purchased in the March 2000 offering, to acquire additional shares of the Company's common stock at a nominal price in the event the price of the Company's common stock fell below $7.50 per share prior to certain fixed vesting dates. On the first fixed vesting date the price of the Company's common stock was $1.47 and on the second, and final vesting date, the price of the Company's common stock was $1.08. As a result, and in accordance with the terms of the Series D warrants, the private investors were entitled to receive 5,734,155 additional shares of the Company's common stock, of which 3,520,123 shares had been issued and 959,340 shares had been sold as of August 15, 2001.

      On August 16, 2001 the Company, Advantage Fund II and Koch Investment Group agreed to restructure the terms of the Series A, C and D warrants in the following manner:

      Advantage Fund II, Koch Investment Group Limited and Mooring Capital Fund LLC exchanged the 3,588,564 shares of the Company's common stock which they owned, plus their unexercised Series D Warrants, for 6,288 shares of the Company's Series E Preferred Stock. At the holder's option, each Series E Preferred share is convertible into shares of the Company's common stock on the basis of one Series E Preferred share for shares of common stock equal in number to the amount determined by dividing $1,000 by the lesser of $5 or 93% of the average closing bid prices (the "Conversion Price") of the Company's common stock on the American Stock Exchange for the five days prior to the date of each conversion notice.

      Notwithstanding the above, a maximum 923 shares of common stock are issuable upon the conversion of each Series E Preferred share prior to August 16, 2003.

      Each Series E Preferred share can be redeemed by the Company at a price of $1,200 per share, plus accrued dividends, at any time prior to July 18, 2003. At any time on or after July 18, 2003 and prior to the close of business on August 16, 2003 the Company may redeem any outstanding Series E Preferred shares at a price of $1,000 per share. As of September 30, 2002, accrued dividends payable totaled $69,884.

      Preferred shares that have not been redeemed or converted by August 16, 2003 will automatically convert to twice the number of shares of common stock which such shares would otherwise convert into based upon the Conversion Price on such date. On August 16, 2003 the Company will also be required to issue the holders of any Series E Preferred shares which are then outstanding Series E warrants which will allow the holders of the warrants to purchase shares of the Company's common stock equal in number to 33% of the common shares which were issued upon the conversion of the remaining Series E Preferred shares. These warrants, if issued, will be exercisable at any time prior to August 17, 2006 at a price equal to 110% of the volume weighted average price of the Company's common stock for the five days prior to August 16, 2003.

      Each Series E Preferred share is entitled to a quarterly dividend of $60 per share, payable in cash. Dividends not declared will accumulate. Except as otherwise provided by law the Series E Preferred shares do not have any voting rights. The Series E Preferred shares have a liquidation preference over the Company's common stock.

      As part of this transaction the three investors exchanged their Series A and Series C warrants for new Series E warrants. The Series E warrants collectively allow the holders to purchase up to 815,351 additional shares of the Company's common stock at a price of $1.19 per share at any time prior to August 16, 2004.

      With respect to the shares issuable upon the conversion of the Series E Preferred shares or the exercise of the Series E warrants, Advantage II and Koch have each agreed to limit their respective weekly sales of the Company's common stock to 9% of the average of the four prior weeks traded volume as listed by Bloomberg, while Mooring Financial will limit its weekly sales of the Company's common stock to 2.14% of the average of the four prior weeks trading volume as listed by Bloomberg. If the Company's trading volume reaches 200,000 shares or more on any given day, each of Advantage II and Koch will be allowed to sell an additional 4.5% of that day's trading volume on each of that day and the following day, while Mooring Financial will be allowed to sell an additional 1% of that day's trading volume on each of that day and the following day.

      As of November 30, 2002 5,901 Series E Preferred shares had been converted into 5,546,326 shares of the Company's common stock. The actual number of shares issuable upon the conversion of the Series E Preferred shares will vary depending upon a number of factors, including the price of the Company's common stock at certain dates. Accordingly, the number of shares of common stock which will be issued upon the conversion of the Series E Preferred shares cannot be determined at this time. However, prior to August 16, 2003, the Company would not be required to issue more than additional 357,201 shares of its common stock upon the conversion of the Series E Preferred shares.

C. An unknown number of shares of common stock are issuable under the equity line of credit agreement between the Company and Paul Revere Capital Partners. As consideration for extending the equity line of credit, the Company granted Paul Revere Capital Partners warrants to purchase 200,800 shares of common stock at a price of $1.64 per share at any time prior to April 11, 2004.

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

      During the 22 trading days following a drawdown request, the Company will calculate the amount of shares it will sell to Paul Revere Capital Partners and the purchase price per share. The purchase price per share of common stock will be based on the daily volume weighted average price of the Company's common stock during each of the 22 trading days immediately following the drawdown date, less a discount of 11%.

      The Company may request a drawdown by faxing a drawdown notice to Paul Revere Capital Partners, Ltd., stating the amount of the drawdown and the lowest daily volume weighted average price, if any, at which the Company is willing to sell the shares. The lowest volume weighted average price will be set by the Company's Chief Executive Officer in his sole and absolute discretion.

      If the Company sets a minimum price which is too high and the Company's stock price does not consistently meet that level during the 22 trading days after its drawdown request, the amount the Company can draw and the number of shares the Company will sell to Paul Revere Capital Partners will be reduced. On the other hand, if the Company sets a minimum price which is too low and its stock price falls significantly but stays above the minimum price, the Company will have to issue a greater number of shares to Paul Revere Capital Partners based on the reduced market price.

      As of November 30, 2002 the Company had received net proceeds of $1,504,328 from the sale of 3,279,245 shares of common stock pursuant to the terms of the equity line of credit.

D. In December 2001 and January 2002, the Company sold convertible notes, plus Series F warrants, to a group of private investors for $1,600,000. The notes bore interest at 7% per year. At the holder's option the notes were convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the Conversion Price. The Conversion Price was 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 20 trading days immediately prior to the conversion date.

       As of November 30, 2002 all of the convertible notes had been converted into 6,592,461 shares of the Company's common stock.

      As of November 30, 2002, 104,500 Series F warrants had been exercised. The remaining Series F warrants allow the holders to purchase up to 751,000 shares of the Company's common stock at a price of $0.153 per share at any time prior to December 31, 2008. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable warrant exercise price, the warrant exercise price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible, as the case may be. If the warrant exercise price is adjusted, the number of shares of common stock issuable upon the exercise of the warrant will be increased by the product of the number of shares of common stock issuable upon the exercise of the warrant immediately prior to the sale multiplied by the percentage by which the warrant exercise price is reduced.

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

       Every three months after October 17, 2002, the warrant exercise price will be adjusted to an amount equal to 110% of the Conversion Price on such date, provided that the adjusted price is lower than the warrant exercise price on that date.

      The notes and Series G warrants sold by the Company in July and September 2002 will not result in any change to the conversion price of the notes referred to above or to the exercise price of the Series F warrants.

E. The Company has granted options for the purchase of 205,000 shares of common stock to certain investor relations consultants in consideration for services provided to the Company. The options are exercisable at prices ranging between $1.63 and $3.50 per share and expire between February 2004 and June 2006.

F. The options are exercisable at prices ranging from $0.16 to $11.00 per share. The Company may also grant options to purchase additional shares under its Incentive Stock Option and Non-Qualified Stock Option Plans.

G. The Public Warrants are exercisable at $3.00 per share and expire on February 6, 2003.

      The shares referred to in Notes A through E are being, or will be, offered for sale by means of registration statements which have been filed with the Securities and Exchange Commission.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the more detailed financial statements, related notes and other financial information included herein. Certain amounts reported in previous years have been reclassified to conform to the classifications being used as of and for the year ended September 30, 2002.

                                       For  the   Years   Ended  September 30,
                                2002         2001          2000          1999        1998
                                ----         ----          ----          ----        ----
Grant Revenue
  and Other                  $ 384,939     $293,871      $ 40,540       $66,687     $ 64,573

Operating Expenses:
  Research and Development   4,699,909    7,762,213     5,186,065     4,662,226    3,833,854
  Depreciation and Amorti-
   zation                      226,514      209,121       220,994       268,210      295,331
  General and Adminis-
   trative                   1,754,332    3,432,437     3,513,889     3,029,807    3,106,492
Interest Income             (   85,322)   ( 376,221)     (402,011)     (402,831)   ( 728,421)
Interest Expense             2,131,750           --            --            --           --
                             -----------------------------------------------------------------

Net Loss                   $(8,342,244) $(10,733,679)  $(8,478,397) $(7,490,725)  $(6,442,683)
                           ===================================================================
Net loss attributable
to common stockholders     $(9,989,988) $(11,104,251)  $(8,478,397) $(7,490,725)  $(6,442,683)
                           ====================================================================
Net loss per common share
   (basic and diluted)          $(0.35)       $(0.51)       $(0.44)      $(0.52)       $(0.74)
                           ===================================================================
Weighted average common
   shares outstanding       28,746,341    21,824,273    19,259,190   14,484,352    11,379,437
                            =================================================================


Balance Sheet Data:

                                                September 30,
                          ------------------------------------------------------------
                           2002         2001         2000         1999          1998
                           ----         ----         ----         ----          ----

Working Capital          $690,804   $2,801,299   $11,725,940   $6,152,715   $12,926,014
Total Assets            3,771,258    4,508,920    13,808,882    7,559,772    14,431,813
Convertible Debt
(included in total
   liabilities)           639,288           --            --           --            --
Total Liabilities       2,709,087      507,727       847,423      461,586       456,529
Stockholders' Equity    1,062,171    4,001,193    12,961,459    7,098,186    13,975,284



No dividends have been declared on the Company's common stock.

      The Company's net losses for each fiscal quarter during the two years ended September 30, 2002 are shown below:

                                                Net Loss
      Quarter                 Net Loss         per Share

     12-31-00               $(2,543,489)        $(0.12)
     03-31-01               $(3,633,943)        $(0.18)
     06-30-01               $(2,045,155)        $(0.09)
     09-30-01               $(2,511,092)        $(0.12)

                                               Net Loss
      Quarter                 Net Loss         per Share

     12-31-01               $(2,920,620)       $(0.16)
     03-31-02               $(1,937,912)       $(0.10)
     06-30-02               $(2,111,479)       $(0.08)
     09-30-02               $(1,372,233)       $(0.05)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal 2002

     Grant revenue and other is primarily grant money received in payment of some research and development expenses. Research and development expenses in fiscal year 2002 declined significantly because the Company completed its current production of MULTIKINE(TM) during the first quarter. This supply will be used in future clinical trials. During the fiscal year, the Company instituted a cost reduction program and reduced its workforce significantly. Hence, both research and development costs and general and administrative costs declined from the previous fiscal years. General and administrative expenses also declined due to the reversal of compensation charges of $593,472 resulting from a decline in the intrinsic value of options repriced to employees. Interest income during the year ended September 30, 2002 reflects interest accrued and received on certificates of deposit. Because the Company issued Series F and Series G convertible notes during fiscal year 2002, there is a significant charge to interest expense during the year for the expensing of the discount on the notes and the deferred financing costs incurred for the issuance of these notes. This discount relates primarily to the value of the warrants received in the offering and the value of the beneficial conversion feature of the notes.

Fiscal 2001

    Research and development expenses in fiscal year 2001 are substantially higher than the prior period due to costs involved in manufacturing substantial quantities of MULTIKINE for use in future clinical trials and costs involved in validating the manufacturing process. General and Administrative expenses increased slightly due to compensation charges of $593,472 for options to employees that were repriced and compensation charges of $316,500 for options and common stock granted to persons other than employees for services rendered to the Company. These increases were offset by a decrease of $288,000 for compensation charges related to the common stock bonus granted to an officer. Interest income during the year ended September 30, 2001 reflects interest accrued and received on investments.

Fiscal 2000

     Research and development expense in fiscal year 2000 is higher than in fiscal year 1999 because the Company is running more and larger clinical trials. General and administrative expenses increased due to the lawsuit brought by former directors which was settled in May of 2000. Interest income during the year ended September 30, 2000 reflects interest received and accrued on investments.

Liquidity and Capital Resources

      The Company has had only limited revenues from operations since its inception in March l983. The Company has relied upon proceeds realized from the public and private sale of its common and preferred stock to meet its funding requirements. Funds raised by the Company have been expended primarily in connection with the acquisition of an exclusive worldwide license to certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, the repayment of debt, the continuation of Company-sponsored research and development, administrative costs and construction of laboratory facilities. Inasmuch as the Company does not anticipate realizing revenues until such time as it enters into licensing arrangements regarding the technology and know-how licensed to it (which could take a number of years), the Company is mostly dependent upon the proceeds from the sale of its securities to meet all of its liquidity and capital resource requirements.

      In fiscal year 2002, the Company reduced its discretionary expenditures. If necessary, the Company plans to further reduce discretionary expenditures in fiscal 2003; however such reductions would further delay the development of the Company's products.

     During fiscal year 2003, the Company expects that it will spend significantly less on research, development, and clinical trials, mainly due to the completion of the Company's manufacturing validation program. The Company plans to use its existing financial resources, the proceeds from the sale of its common stock under the equity line of credit agreement with Paul Revere Capital Partners, and the proceeds from the issuance of convertible debt to fund its capital requirements during this period.

      Other than funding operating losses, funding its research and development program, and paying its liabilities, the Company does not have any material capital commitments. However, material future obligations are as follows:

Contractual Obligations:

                                              Years  Ending  September 30
                                            -------------------------------
                                            Total          2003         2004
                                            -----          ----         ----

Notes Payable                            $1,172,517     $  375,000   $  797,517
Convertible Debt                          1,390,000             --    1,390,000
Leases                                      260,036        202,643       57,393
Interest and Dividends                       91,529         91,529           --
                                         -----------      ---------   ---------
                                         $2,914,082       $669,172   $2,244,910
                                         ==========       ========   ==========

     It should be noted that substantial additional funds will be needed for more extensive clinical trials which will be necessary before the Company will be able to apply to the FDA for approval to sell any products which may be developed on a commercial basis throughout the United States. In the absence of revenues, the Company will be required to raise additional funds through the sale of securities, debt financing or other arrangements in order to continue with its research efforts. However, there can be no assurance that such financing will be available or be available on favorable terms. It is the opinion of management that sufficient funds will be available from external financing and additional capital and/or expenditure reduction in order to meet the Company's liabilities and commitments as they come due during fiscal year 2003. Ultimately, the Company must complete the development of its products, obtain appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

    The Company's cash flow and earnings are subject to fluctuations due to changes in interest rates on its certificates of deposit, and, to an immaterial extent, foreign currency exchange rates.

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

      During the 22 trading days following a drawdown request, the Company will calculate the number of shares it will sell to Paul Revere Capital Partners and the purchase price per share. The purchase price per share of common stock will be based on the daily volume weighted average price of the Company's common stock during each of the 22 trading days immediately following the drawdown date, less a discount of 11%. As of November 30, 2002 the Company has sold 3,279,245 shares of its common stock to Paul Revere Capital Partners and received net proceeds of $1,504,320 from the sale of these shares.

Cambrex Bio Science Promissory Note

     In November 2001 the Company gave a promissory note to Cambrex Bio Sciences, Inc., the owner of the manufacturing facility used by the Company to produce MULTIKINE for the Company's clinical trials. The promissory note was in the principal amount of $1,172,517 and represented the cost of the Company's use of the Cambrex manufacturing facility for the three months ended January 10, 2002. The amount due Cambrex bears interest at the prime interest rate, plus 3%, which is adjusted monthly. In December 2001, the note was amended to extend the due date to January 2, 2003. In December 2002, the Company negotiated an agreement to extend the note which is due in full, including accrued interest, on January 2, 2004. Pursuant to the agreement, the Company surrendered a cash deposit and transferred title to certain equipment to Cambrex, which reduced the amount due by $225,000. The amount due Cambrex at December 30, 2002, excluding accrued interest, was $947,517. Until the note is paid in full, the Company has agreed to pay Cambrex $150,000 from its next financing, plus 10% of all other amounts received by the Company, net of financing costs, from any future financings, including amounts received by the Company from its equity line of credit. Cambrex, at its option, may convert all or part of the amount due Cambrex into shares of the Company's common stock. The number of shares to be issued to Cambrex upon any conversion of the note will be determined by dividing that portion of the note to be converted by the Conversion Price. The "Conversion Price" is an amount equal to 90% of the average of the closing prices of the Company's common stock for the three trading days immediately prior to the conversion date. However, the Conversion Price may not be less than $0.22.

Convertible Notes

      In December 2001 and January 2002, the Company sold convertible notes, plus Series F warrants, to a group of private investors for $1,600,000. As of November 30, 2002 these notes had been converted into 6,592,461 shares of the Company's common stock.

      In July and September 2002, the Company sold convertible notes, plus Series G warrants, to a group of private investors for $1,300,000. The notes bear interest at 7% per year, are due and payable on July 12, 2004 and are secured by substantially all of the Company's assets. Interest is payable quarterly. If the Company fails to make any interest payment when due, the notes will become immediately due and payable. See Item 5 of this report for further information regarding the terms of these notes.

Critical Accounting Policies

     The Company's  significant  accounting policies are more fully described in
Note 1 to the Consolidated Financial Statements. However, certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the consolidated financial statements are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on the Company's historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate. Our significant accounting policies include:

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

     Stock Options - In October 1996, the Financial  Accounting  Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). This statement encourages but does not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Options to non-employees are accounted for in accordance with FASB's Emerging Issues Task Force (EITF) Issue 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model. The Black-Scholes model requires management to make assumptions regarding the fair value of the options at the date of grant and the expected life of the options.

     Asset Valuations and Review for Potential Impairments - The Company reviews its fixed assets every fiscal quarter. This review requires that the Company make assumptions regarding the value of these assets and the changes in circumstances that would affect the carrying value of these assets. If such analysis indicates that a possible impairment may exist, the Company is then required to estimate the fair value of the asset and, as deemed appropriate, expense all or a portion of the asset. The determination of fair value includes numerous uncertainties, such as the impact of competition on future value. The Company believes that it has made reasonable estimates and judgments in determining whether our long-lived assets have been impaired; however, if there is a material change in the assumptions used in our determination of fair values or if there is a material change in economic conditions or circumstances influencing fair value, the Company could be required to recognize certain impairment charges in the future.

     Convertible Notes - Convertible notes were issued during the year. The Company initially offset a portion of the notes with a discount representing the relative fair value of the warrants and a beneficial conversion feature discount. This discount is amortized to interest expense over the period the notes are outstanding. The fair value of the warrants and the beneficial conversion discount are calculated based on available market data using appropriate valuaton models. These valuations require that the Company make assumptions and estimates regarding the convertible notes and warrants. Management uses its judgment, as well as outside sources, to determine these assumptions and estimates.

Quantitative and Qualitative Disclosure About Market Risks

      Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. The Company has no derivative financial instruments or debt. Further, there is no exposure to risks associated with foreign exchange rate changes because none of the operations of the Company are transacted in a foreign currency. The interest rate risk on investments is considered immaterial due to the dollar value of investments as of September 30, 2002. The Company has a note payable with an interest rate at prime plus 3%. This represents a market risk if the prime interest rate rises. However, based on the Federal Reserve Board's actions, the Company believes that a large increase in the prime rate is unlikely in the near future.

Recent Accounting Pronouncements

     In June 2001,  the  Financial  Accounting  Standards  Board  ("FASB")issued
Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized but will rather be tested at least annually for impairment. The Company is required to adopt SFAS No. 142 on October 1, 2002. The Company does not expect that there will be a material impact from the implementation of SFAS No. 142 on its consolidated financial position, results of operations or cash flows.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect that there will be a material impact from the adoption of SFAS No. 143 on its consolidated financial position, results of operations, or cash flows.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Statement ("APB") 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and
Transactions", for the disposal of a segment of a business. The Company is required to adopt SFAS No. 144 on October 1, 2002. The Company does not expect that the adoption of SFAS No. 144 will have a material effect on its consolidated financial position, results of operations or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4,44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria must be reclassified to other income or expense. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. The Company does not expect the adoption of SFAS No. 145 to have a material effect on its consolidated financial position, results of operations or cash flows.

     In July 2002, the FASB issued SFAS No. 146 , "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces "Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including

Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its consolidated financial position, results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the Financial Statements included with this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

    Name                     Age                   Position

Maximilian de Clara          73     Director and President
Geert R. Kersten, Esq.       43     Director, Chief Executive Officer and
                                    Treasurer
Patricia B. Prichep          50     Senior Vice President of Operations and
                                    Secretary
Dr. Eyal Talor               46     Senior Vice President of Research and
                                    Manufacturing
Dr. Daniel H. Zimmerman      60     Senior Vice President
                                    of Research, Cellular Immunology
Alexander G. Esterhazy       57     Director
Dr. C. Richard Kinsolving    67     Director
Peter R. Young               57     Director

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

     Eyal Talor, Ph.D. has been the Company's Senior Vice President of Research and Manufacturing since March 1994. From October 1993 until March 1994, Dr. Talor was Director of Research, Manufacturing and Quality Control, as well as the Director of the Clinical Laboratory, for Chesapeake Biological Laboratories, Inc. From 1991 to 1993, Dr. Talor was a scientist with SRA Technologies, Inc., as well as the director of SRA's Flow Cytometry Laboratory (1991-1993) and Clinical Laboratory (1992-1993). During 1992 and 1993, Dr. Talor was also the Regulatory Affairs and Safety Officer For SRA. Since 1987, Dr. Talor has held various positions with the Johns Hopkins University, including course coordinator for the School of Continuing Studies (1989-Present), research associate and lecturer in the Department of Immunology and Infectious Diseases (1987-1991), and associate professor (1991-Present).

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

      Peter R. Young, Ph.D. has been a Director of the Company since August 2002. Dr. Young has been a senior executive within the pharmaceutical industry in the United States and Canada for most of his career. Over the last 20 years he has primarily held positions of Chief Executive Officer or Chief Financial Officer and has extensive experience with acquisitions and equity financings. Since November 2001 Dr. Young has been the Chief Operating Officer of Immune Therapies International, Inc., which has its principal operations in Tucson, Arizona. Immune Therapies International treats patients requiring immune system therapy to fight serious diseases such as cancer, multiple sclerosis and hepatitis. Dr. Young received his Ph.D. in Organic Chemistry from the University of Bristol, England (1969), and his Bachelor's degree in Honors Chemistry, Mathematics and Economics also from the University of Bristol, England (1966).

      All of the Company's officers devote substantially all of their time to the Company's business. Messrs. Esterhazy, Kinsolving and Young, as directors, devote only a minimal amount of time to the Company.

      The Company has an audit committee and compensation committee. The members of the audit committee are Alexander G. Esterhazy, C. Richard Kinsolving and Peter Young. The members of the compensation committee are Maximilian de Clara, Alexander Esterhazy and C. Richard Kinsolving.

Executive Compensation

      The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of the Company and (ii) by each other executive officer of the Company who received in excess of $100,000 during the fiscal year ended September 30, 2002.

                                                                                     All
                                                Other                               Other
                                               Annual        Restric-                Com-
                                               Compen-      ted Stock    Options     pensa-
Name and Princi-     Fiscal   Salary    Bonus    sation       Awards     Granted     tion
 pal Position         Year     (1)       (2)       (3)         (4)         (5)        (6)
----------------     ------   ------   ------    -------   ----------   --------    -------

Maximilian de Clara,  2002   $363,000     --    $46,079    $  89,334      75,000       --
President             2001   $357,167     --    $52,186     $262,000      95,000  $    64
                      2000   $345,583     --    $72,945     $550,000      60,000  $    64

Geert R. Kersten,     2002   $346,324     --    $15,044      $10,929     105,000       --
Chief Executive       2001   $265,175     --    $10,462     $  8,313     655,000   $4,114
Officer and           2000   $303,049     --    $15,349      $10,375      60,000   $4,114
Treasurer

Patricia B. Prichep   2002   $140,464     --     $3,000       $5,597      90,500       --
Senior Vice President 2001   $104,505     --     $3,000       $6,270     260,000   $   63
of Operations and     2000   $114,430     --     $3,000       $6,998      23,000   $   63
Secretary

Eyal Talor, Ph.D.     2002   $187,075     --     $3,000       $5,702      85,000       --
Senior Vice President 2001    157,420     --     $3,000       $9,269     200,000   $   63
of Research and       2000   $150,334     --     $3,000       $9,020      50,000   $   63
Manufacturing

Daniel Zimmerman,     2002   $143,583     --     $3,000       $5,763      91,000       --
 Ph.D.,               2001   $117,145     --     $3,000       $6,962     175,000   $   64
Senior Vice President 2000   $124,165     --     $3,000       $7,450      20,000   $   64
of Cellular Immunology


(1) The dollar value of base salary (cash and non-cash) received. During the year ended September 30, 2002, $468,703 of the total salaries paid to the persons shown in the table were paid in restricted shares of the Company's common stock.

(2) The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property. Amounts in the table represent automobile, parking and other transportation expenses, plus, in the case of Maximilian de Clara and Geert Kersten, director's fees of $8,000. During the year ended September 30, 2002, $24,250 of the total Other Annual compensation paid to the persons shown in the table were paid in restricted shares of the Company's common stock.

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

    As of September 30, 2002, the number of shares of the Company's common stock, owned by the officers included in the table above, and the value of such shares at such date, based upon the market price of the Company's common stock were:

      Name                          Shares            Value

      Maximilian de Clara          525,421        $  95,296
      Geert R. Kersten             667,762        $ 120,197
      Patricia B. Prichep          206,484        $  37,167
      Eyal Talor, Ph.D.            192,527        $  34,655
      Daniel Zimmerman, Ph.D.      214,391        $  38,590

    Dividends may be paid on shares of restricted stock owned by the Company's officers and directors, although the Company has no plans to pay dividends.

(5) The shares of Common Stock to be received upon the exercise of all stock options granted during the periods covered by the Table. Includes certain options issued in connection with the Company's Salary Reduction Plans as well as certain options purchased from the Company. See "Options Granted During Fiscal Year Ended September 30, 2002" below.

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

Long Term Incentive Plans - Awards in Last Fiscal Year

      None.

Employee Pension, Profit Sharing or Other Retirement Plans

     During 1993 the Company implemented a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code and covering substantially all the Company's employees. Prior to January 1, 1998 the Company's contribution was equal to the lesser of 3% of each employee's salary, or 50% of the employee's contribution. Effective January 1, 1998 the plan was amended such that the Company's contribution is now made in shares of the Company's common stock as opposed to cash. Each participant's contribution is matched by the Company with shares of common stock which have a value equal to 100% of the participant's contribution, not to exceed the lesser of $1,000 or 6% of the participant's total compensation. The Company's contribution of common stock is valued each quarter based upon the closing price of the Company's common stock. The fiscal 2002 expenses for this plan were $71,824. Other than the 401(k) Plan, the Company does not have a defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors

     Standard Arrangements - The Company currently pays its directors $2,000 per quarter, plus expenses. The Company has no standard arrangement pursuant to which directors of the Company are compensated for any services provided as a director or for committee participation or special assignments.

     Other Arrangements - The Company has from time to time granted options to its outside directors. See Stock Options below for additional information concerning options granted to the Company's directors.

Employment Contracts - In March 2002 the Company entered into a three-year employment agreement with Mr. de Clara which expires March 31, 2005. The employment agreement provides that the Company will pay Mr. de Clara an annual salary of $363,000 during the term of the agreement. In the event that there is a material reduction in Mr. de Clara's authority, duties or activities, or in the event there is a change in the control of the Company, then the agreement allows Mr. de Clara to resign from his position at the Company and receive a lump-sum payment from the Company equal to 18 months salary. For purposes of the employment agreement, a change in the control of the Company means the sale of more than 50% of the outstanding shares of the Company's Common Stock, or a change in a majority of the Company's directors.

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

Compensation Committee Interlocks and Insider Participation

     The Company has a compensation committee comprised of all of the Company's directors, with the exception of Mr. Kersten. During the year ended September 30, 2002, Mr. de Clara was the only officer participating in deliberations of the Company's compensation committee concerning executive officer compensation.

      During the year ended September 30, 2002, no director of the Company was also an executive officer of another entity, which had an executive officer of the Company serving as a director of such entity or as a member of the compensation committee of such entity.

Stock Options

      The following tables set forth information concerning the options granted during the fiscal year ended September 30, 2002, to the persons named below, and the fiscal year-end value of all unexercised options (regardless of when granted) held by these persons.

            Options Granted During Fiscal Year Ended September 30, 2002
                               Individual Grants
                   -----------------------------------------------

                                                                       Potential Realizable
                                  % of Total                           Value at Assumed
                                    Options                           Annual Rates of Stock
                                   Granted to     Exercise               Price  Appreciation
                      Options     Employees in   Price Per  Expiration  for Option Term (1)
Name                 Granted(#)   Fiscal Year      Share        Date       5%       10%
------             ------------   -----------    ---------  ----------   ----     -----

Maximilian de Clara   75,000         8.73%         0.54      3/14/12    $25,500  $64,500


Geert R. Kersten      75,000         8.73%         0.54      3/14/12    $25,500  $64,500
                      30,000 (2)     3.49%         0.54      3/14/12    $10,200  $25,800
                     --------
                     105,000

Patricia B. Prichep   30,000         3.49%         1.00      12/3/11    $18,900  $47,700
                      10,500 (2)     1.22%         0.54      3/14/12    $ 3,750  $ 9,030
                      50,000         5.82%         0.33      4/26/12    $10,500  $26,000
                      ------
                      90,500

Eyal Talor, Ph.D.     35,000         4.07%         1.00      12/3/11    $22,050  $55,650
                      50,000         5.82%         0.33      4/26/12    $10,500  $26,000
                      ------
                      85,000

Daniel Zimmerman,
   Ph.D.              30,000         3.49%         0.54      3/14/12    $10,200  $25,800
                      11,000 (2)     1.28%         0.54      3/14/12    $ 3,740  $ 9,460
                      50,000         5.82%         0.33      4/26/12    $10,500  $26,000
                      ------
                      91,000

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

                    Option Exercises and Year-End Option Values
                                                                 Value (in $) of
                                                                  Unexercised
                                                Number of         In-the-Money
                                               Unexercised     Options at Fiscal
                                               Options (3)        Year-End (4)
                       Shares                  ------------      ---------------
                     Acquired On     Value      Exercisable/      Exercisable/
Name                 Exercise (1) Realized (2) Unexercisable      Unexercisable
----                 ------------ ------------  -------------     --------------

Maximilian de Clara      --           --      439,999/135,000         0/0
Geert R. Kersten         --           --    1,725,000/165,000         0/0
Patricia Prichep         --           --      465,168/114,832         0/0
Eyal Talor                                    272,500/101,666         0/0
Daniel Zimmerman         --           --      281,001/110,999         0/0

(1) The number of shares received upon exercise of options during the fiscal year ended September 30, 2002.

(2) With respect to options exercised during the Company's fiscal year ended September 30, 2002, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of September 30, 2002, separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of September 30, 2002, the market value of the stock underlying those options as of September 30, 2002.

Stock Option and Bonus Plans

      The Company has Incentive Stock Option Plans, Non-Qualified Stock Option Plans and Stock Bonus Plans. All Stock Option and Bonus Plans have been approved by the stockholders. A summary description of these Plans follows. In some cases these Plans are collectively referred to as the "Plans".

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

      Stock Bonus Plan. Up to 1,440,000 shares of Common Stock may be granted under the Stock Bonus Plan. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, the Company's employees, directors, officers, consultants and advisors are eligible to receive a grant of the Company's shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

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

      Summary. The following sets forth certain information, as of November 30, 2002, concerning the stock options and stock bonuses granted by the Company. Each option represents the right to purchase one share of the Company's Common Stock.

                              Total       Shares                     Remaining
                             Shares     Reserved for    Shares       Options/
                            Reserved    Outstanding    Issued as      Shares
Name of Plan               Under Plans   Options      Stock Bonus   Under Plans
------------               -----------   ---------    ----------   ------------

Incentive Stock Option
  Plans                     2,100,000    1,251,000         N/A         762,315

Non-Qualified Stock Option
    Plans                   5,760,000    4,073,434         N/A         589,105

Stock Bonus Plans           1,440,000          N/A    1,090,700        349,300

      Of the shares issued pursuant to the Company's Stock Bonus Plans 353,584 shares were issued as part of the Company's contribution to its 401(k) plan.

     The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company's Incentive and Non-Qualified Stock Option Plans. The Company's Incentive and Non-Qualified Stock Option Plans have been approved by the Company's shareholders.

                                                          Number of Securities
                                                           Remaining Available
                           Number                           For Future Issuance
                       of Securities                           Under Equity
                       to be Issued     Weighted-Average     Compensation Plans
                       Upon Exercise   Exercise Price of   (Excluding Securities
                       of Outstanding   of Outstanding         Reflected in
                          Options              Options          Column (a))
Plan category               [a]                 [b]                [c]
------------------------------------------------------------------------------

Incentive Stock          1,251,100           $1.62               762,315
Option Plans

Non-Qualified Stock      4,073,434           $1.10               589,105
 Option Plans            ---------           -----               -------
                         5,324,534           $1.23             1,351,420
                         =========           =====             =========

     In January 2000 the Company issued Mr. de Clara 200,000 shares of common stock for past services provided to the Company. In September 2001 the Company issued Mr. de Clara an additional 200,000 shares of common stock for past services provided to the Company. In October 2001 the Company issued Mr. de Clara an additional 75,071 shares of common stock for past services provided to the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of November 30, 2002, information with respect to the only persons owning beneficially 5% or more of the outstanding Common Stock and the number and percentage of outstanding shares owned by each director and officer and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of Common Stock.

Name and Address                Number of Shares (1)     Percent of Class (3)
----------------                 -----------------         ----------------

Maximilian de Clara                 1,183,172                  2.6%
Bergstrasse 79
6078 Lungern,
Obwalden, Switzerland

Geert R. Kersten                    2,637,354 (2)              5.7%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Patricia B. Prichep                   761,384                  1.7%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Eyal Talor, Ph.D.                     563,935                  1.3%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Daniel H. Zimmerman, Ph.D.            581,308                  1.3%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Alexander G. Esterhazy                 35,000                     *
20 Chemin du Pre-Poiset
CH- 1253 Vandoeuvres
Geneve, Switzerland

C. Richard Kinsolving                   64,489                    *
P.O. Box 20193
Bradenton, FL 34204-0193

Peter R. Young                          16,250                    *
8229 Boone Blvd., Suite 802
Vienna, VA  22182

All Officers and Directors          5,842,892                   12.1%
as a Group (8 persons)

*    Less than 1%

(1) Includes shares issuable prior to February 28, 2003 upon the exercise of options or warrants granted to the following persons:

                                          Options or Warrants Exercisable
      Name                                    Prior to February 28, 2003

      Maximilian de Clara                          439,999
      Geert R. Kersten                           1,725,000
      Patricia B. Prichep                          491,167
      Eyal Talor, Ph.D.                            292,500
      Daniel H. Zimmerman, Ph.D.                   294,334
      Alexander G. Esterhazy                        35,000
      C. Richard Kinsolving, Ph.D.                  20,000
      Peter R. Young, Ph.D.                              0

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

ITEM 14.  CONTROLS AND PROCEDURES

      Geert Kersten, the Company's Chief Executive and Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report (the "Evaluation Date"); and in his opinion the Company's disclosure controls and procedures ensure that material information relating to the Company, including the Company's consolidated subsidiaries, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Kersten there have been no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's internal controls subsequent to the Evaluation Date. As a result, no corrective actions with regard to significant deficiencies or material weakness in the Company's internal controls were required.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)   See the Financial Statements attached to this Report.

      (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 2002.

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

4(b) Designation of Series E Preferred   Incorporated by reference to Exhibit 4
     Stock                               to report on Form 8-K dated August 21,
                                         2001.

4(c) Form of Common Stock                 Incorporated by
                                          reference to Exhibit Purchase Warrant
                                          4(c) filed as an exhibit to the
                                          Company's Registration Statement on
                                          Form S-1 (Registration No. 33-43281).

10(e) Employment Agreement with           Incorporated by reference to Exhibit
      Geert Kersten                       10(e) of the Company's report on Form
                                          10-K for the year  ended
                                          September 30, 2000.

10(q) Common Stock Purchase Agreement     Incorporated by reference to Exhibit
   with Paul Revere Capital Partners Ltd. 10(q) to Cel-Sci Registration
                                          Statement   on  Form S-1
                                          (Commission File Number 333-59798).

10(r) Stock Purchase Warrant issued to   Incorporated by reference to Exhibit
     Paul Revere Capital Partners Ltd.   10(r) to Cel-Sci Registration Statement
                                         on Form S-1 (Commission File Number
                                         333-59798).

10(s) Securities Exchange Agreement     Incorporated by reference to Exhibit
    (together with Schedule required    10.1 to report on Form 8-K dated August
      by Instruction 2 to Item 601       21, 2001.
      Regulation S-K)

10(t) Form of Series E Warrant         Incorporated  by  reference  to Exhibit
                                       10.2 to report  on Form 8-K dated  August
                                        21, 2001.

10(u) Form of Secondary Warrant        Incorporated by reference to Exhibit
                                       10.3 to report on Form 8-K dated August
                                       21, 2001.

23    Consent of Independent Auditors     ________________________________

  (d) Financial statement schedules.      None

                              CEL-SCI CORPORATION

Consolidated Financial Statements for the Years
Ended September 30, 2002, 2001, and 2000,
and Independent Auditors' Report

CEL-SCI CORPORATION

TABLE OF CONTENTS
------------------------------------------------------------------------------


                                                                         Page

INDEPENDENT AUDITORS' REPORT                                              F-1

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
 ENDED SEPTEMBER 30, 2002, 2001, AND 2000:

  Consolidated Balance Sheets                                             F-2

  Consolidated Statements of Operations                                   F-3

  Consolidated Statements of Comprehensive Loss                           F-4

  Consolidated Statements of Stockholders' Equity                         F-5

  Consolidated Statements of Cash Flows                               F-6 - F-9

  Notes to Consolidated Financial Statements                         F-10 - F-27

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of
CEL-SCI Corporation:

We have audited the accompanying consolidated balance sheets of CEL-SCI Corporation and subsidiaries (the Company) as of September 30, 2002 and 2001, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CEL-SCI Corporation and subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002, in conformity with accounting principles generally accepted in the United States of America.



Deloitte & Touche LLP

McLean, Virginia
December 23, 2002

CEL-SCI CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2002 AND 2001
----------------------------------------------------------------------------

ASSETS                                                2002         2001

CURRENT ASSETS:
  Cash and cash equivalents                      $2,079,276   $1,783,990
  Investment securities available for sale                -      593,384
  Interest and other receivables                     31,477       40,376
  Prepaid expenses                                  452,123      866,058
  Deferred financing costs                          176,995            -
                                                  ---------    ---------
           Total current assets                   2,739,871    3,283,808

RESEARCH AND OFFICE EQUIPMENT--Less accumulated
  depreciation of $2,027,225 and $1,864,182         473,555      620,608

DEPOSITS                                            139,828      139,828
PATENT COSTS--Less accumulated amortization
    of $641,711 and $623,235                        418,004      464,676
                                                  ---------    ---------
                                                 $3,771,258   $4,508,920
                                                  =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                               $  735,646   $  422,895
  Accrued expenses                                  148,812       53,153
  Due to officer/shareholder and employees           29,592          461
  Note payable                                    1,135,017            -
                                                  ---------    ---------
           Total current liabilities              2,049,067      476,509

DEFERRED RENT                                        20,732       31,218
CONVERTIBLE DEBT, NET                               639,288            -
                                                  ---------    ---------
           Total liabilities                      2,709,087      507,727
                                                  ---------    ---------

STOCKHOLDERS' EQUITY:
Series E cumulative convertible redeemable
  preferred stock, $.01 par value, $1,000 liquidation
  value--authorized, 6,288 shares; issued and
  outstanding, 1,192 and 5,863 shares at
  September 30, 2002 and 2001, respectively              12           59
Common stock, $.01 par value--authorized,
  100,000,000 shares; issued and outstanding,
  37,255,142 and 21,952,082 shares at
  September 30, 2002 and 2001, respectively         372,551      219,521
Additional paid-in capital                       80,871,758   75,641,365
Unearned compensation                                     -      (19,636)
Accumulated other comprehensive loss                      -         (210)
Accumulated deficit                             (80,182,150) (71,839,906)
                                                -----------  -----------
           Total stockholders' equity             1,062,171    4,001,193
                                                -----------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 3,771,258  $ 4,508,920
                                                ===========  ===========

See notes to consolidated financial statements.

CEL-SCI CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2002, 2001, AND 2000
--------------------------------------------------------------------------------

                                              2002           2001         2000


GRANT REVENUE AND OTHER                  $  384,939      $  293,871  $   40,540

OPERATING EXPENSES:
  Research and development                4,699,909       7,762,213   5,186,065
  Depreciation and amortization             226,514         209,121     220,994
  General and administrative              1,754,332       3,432,437   3,513,889
                                         ----------     -----------   ---------


           Total operating expenses       6,680,755      11,403,771   8,920,948
                                         ----------    ------------   ---------

NET OPERATING LOSS                       (6,295,816)    (11,109,900) (8,880,408)
INTEREST INCOME                              85,322         376,221     402,011
INTEREST EXPENSE                         (2,131,750)              -           -
                                        ------------   ------------  ----------
NET LOSS                                 (8,342,244)    (10,733,679) (8,478,397)

ACCRUED DIVIDENDS ON PREFERRED STOCK       (202,987)        (53,153)          -

ACCRETION OF BENEFICIAL CONVERSION
  FEATURE ON PREFERRED STOCK             (1,444,757)       (317,419)          -
                                        ------------   ------------- ----------
NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                         $ (9,989,988)   $(11,104,251)$(8,478,397)
                                        ============   ========================

NET LOSS PER COMMON SHARE (BASIC)      $      (0.35)   $      (0.51)$     (0.44)
                                        ============   ========================

NET LOSS PER COMMON SHARE (DILUTED)    $      (0.35)   $      (0.51)$     (0.44)
                                        ============   ========================

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                             28,746,341     21,824,273  19,259,190
                                        ============     =========== ==========


See notes to consolidated financial statements.

CEL-SCI CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
YEARS ENDED SEPTEMBER 30, 2002, 2001, AND 2000
--------------------------------------------------------------------------------

                                            2002          2001         2000


NET LOSS                              $ (8,342,244)  $ (10,733,679) $(8,478,397)

OTHER COMPREHENSIVE LOSS--Unrealized
gain on investments                            210          61,354       55,095
                                        ----------   -------------  -----------

COMPREHENSIVE LOSS                    $ (8,342,034)  $ (10,672,325) $(8,423,302)
                                        ==========   =============  ===========





See notes to consolidated financial statements.

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2002, 2001, AND 2000
-------------------------------------------------------------------------------


                                                                                                 Accumulated
                                    Preferred                          Additional                  Other
                                  Series E Stock       Common Stock     Paid-In     Unearned    Comprehensive  Accumulated
                                 Shares    Amount     Shares    Amount  Capital   Compensation  (Loss) Income   Deficit      Total

BALANCE, SEPTEMBER 30, 1999               $    -    17,002,341 170,023   59,672,653  $    -     $ (116,659) $(52,627,830) $7,098,187

  Exercise of stock options                          1,047,612  10,476    3,646,991                                        3,657,467
  Issuance--common stock                             2,175,258  21,753    9,958,247                                        9,980,000
  401(k) contributions                                  34,489     345       98,762                                           99,107
  Stock bonus to officer                               200,000   2,000      548,000                                          550,000
 Change in unrealized gain
 (loss) of investment securities
 available for sale                                                                                 55,095                    55,095
  Net loss                                                                                                   (8,478,397) (8,478,397)
                                 -------- --------   ---------  -------   ----------  ------     ---------- ------------ -----------

BALANCE, SEPTEMBER 30, 2000                         20,459,700  204,597   73,924,653               (61,564) (61,106,227) 12,961,459
  Exercise of warrants                               3,794,432   37,944      (37,593)                                           351
  Stock issued to employees
    for service                                        114,867    1,149      113,718                                        114,867
  Repriced options                                                           613,108  (19,636)                              593,472
  Stock options issued to
   nonemployees for services                                                 167,087                                        167,087
  Stock issued to nonemployees
   for service                                         34,546       346       34,201                                         34,547
  Exchange of common stock
   for Preferred Series E          6,288     63    (3,589,289)  (35,893)      35,830
  Conversion of Preferred
   Series E to common stock         (425)    (4)      348,841     3,488       (3,484)
  Issuance--common stock                              522,108     5,221      584,779                                        590,000
  401(k) contributions                                 66,877       669       93,036                                         93,705
  Stock bonus to officer                              200,000     2,000      260,000                                        262,000
  Costs for equity-related transactions                                     (143,970)                                      (143,970)
  Change in unrealized gain (loss) of
investment securities available for sale                                                            61,354                   61,354
  Net loss                                                                                                  (10,733,679)(10,733,679)
                                 -------- ----------- --------    -------   --------  ---------  ---------- -----------------------

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2002, 2001, AND 2000
----------------------------------------------------------------------------


                                                                                                 Accumulated
                                    Preferred                          Additional                  Other
                                  Series E Stock       Common Stock     Paid-In     Unearned    Comprehensive  Accumulated
                                 Shares    Amount     Shares    Amount  Capital   Compensation  (Loss) Income   Deficit      Total



BALANCE, SEPTEMBER 30, 2001       5,863       59    21,952,082  219,521 75,641,365  (19,636)       (210)      (71,839,906) 4,001,193
  Exercise of warrants                                 104,500    1,045     21,668                                            22,713
  Stock issued to employees
   for service                                       1,885,600   18,856    502,038                                           520,894
  Repriced options                                                        (613,108)   19,636                               (593,472)
  Stock options issued to
   nonemployees for service                                                 (2,262)                                          (2,262)
  Stock issued to nonemployees
   for service                                          45,596      456     45,140                                           45,596
  Conversion of Preferred
   Series E to common stock      (4,671)     (47)    4,282,150   42,822    (42,775)                                               -
  Dividends on Preferred Series
   E paid in common stock                              122,760    1,227    131,875                                          133,102
  Dividend expense on Preferred
   Series E stock                                                         (202,987)                                        (202,987)
  Issuance of Series F
   convertible debt with
   warrants and beneficial                                                                                                        -
   conversion feature                                                    1,600,000                                        1,600,000
  Conversion of Series F
   convertible debt                                  5,611,344  56,113   1,403,885                                        1,459,998
  Interest on Series F convertible
   debt paid in common stock                             1,269      13         752                                              765
  Issuance of Series G
   convertible debt with warrants
   and beneficial conversion feature                                       690,709                                          690,709
  Conversion of Series G
   convertible debt                                    277,778     2,777    47,225                                           50,002
  Issuance-common stock                                150,000     1,500   148,500                                          150,000
  401(k) contributions                                 193,818     1,938    69,885                                           71,823
  Stock bonus to officer                                75,071       751    88,583                                           89,334
  Issuance of common stock
   for equity line                                   2,553,174    25,532 1,341,265                                        1,366,797
  Change in unrealized gain (loss)
   of investment securities available
   for sale                                                                                           210                       210
  Net loss                                                                                                   (8,342,244) (8,342,244)
                                ---------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2002     1,192      $12     37,255,142   $372,551 $80,871,758  $     -     $     -  $(80,182,150) $1,062,171
                                ===================================================================================================

CEL-SCI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2002, 2001, AND 2000


                                                                 2002           2001             2000

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $    (8,342,244)   $  (10,733,679)  $ (8,478,397)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                               226,514           209,121        220,994
    Issuance of stock options for services                       (2,262)          167,087              -
    Repriced options                                           (593,472)          593,472              -
    Common stock bonus granted to officer                        89,334           262,000        550,000
    Issuance of common stock for services                       566,490           149,414              -
    Common stock contributed to 401(k) plan                      71,823            93,705         99,107
    Net realized (gain) loss on sale of securities               (2,758)            9,831         49,963
    Impairment loss on abandonment of patents                    39,960            30,439              -
    R&D expenses paid with note payable                         872,517                 -              -
    Amortization of deferred financing costs                    276,785                 -              -
    Amortization of discount on note payable                    262,500                 -              -
    Amortization of discount associated with                          -                 -              -
      convertible notes                                       1,539,994                 -              -
    Changes in assets and liabilities:                                -                 -              -
      Decrease (increase) in interest and other receivables       8,899            (1,124)        23,573
      Decrease (increase) in prepaid expenses                   413,935           972,318     (1,323,804)
      Decrease in advances                                            -               728         68,720
      Increase in deposits                                            -                 -       (125,000)
      Increase (decrease) in accounts payable and                     -                 -              -
        accrued expenses                                        321,297          (346,553)       389,336
      Increase in due to officer/shareholder and employees       29,131               461              -
      (Decrease) increase in deferred rent                      (10,486)            6,396         (3,499)
                                                ---------------------------------------------------------
        Net cash used in operating activities                (4,232,043)       (8,586,384)    (8,529,007)
                                                ---------------------------------------------------------

CASH FLOWS PROVIDED BY (USED IN)
  INVESTING ACTIVITIES:
  Purchases of investments                                            -                 -     (2,000,587)
  Sales and maturities of investments                           596,352         3,219,064      1,436,289
  Expenditures for property and equipment                       (15,313)         (168,537)      (284,043)
  Expenditures for patents                                      (39,439)          (35,797)       (98,500)
                                          ---------------------------------------------------------------
  Net cash provided by (used in) investing activities           541,600         3,014,730       (946,841)
                                        -----------------------------------------------------------------


                                                                     (Continued)

 CEL-SCI CORPORATION

 CONSOLIDATED STATEMENTS OF CASH FLOWS
 YEARS ENDED SEPTEMBER 30, 2002, 2001, AND 2000


                                                                 2002           2001             2000

 CASH FLOWS PROVIDED BY
   FINANCING  ACTIVITIES:
   Cash proceeds from issuance of preferred and common
     stock and exercise  of warrants for cash                   172,713        590,351        13,637,467
    Cash proceeds drawn on equity line (net)                  1,366,797             --                --
   Proceeds from convertible notes                            2,900,000             --                --
   Costs for convertible notes transactions                    (453,781)            --                --
    Costs for equity-related transactions                            --       (143,970)                --
                                         -----------------------------------------------------------------

   Net cash provided by financing activities                  3,985,729        446,381        13,637,467
                                                      ----------------------------------------------------
 NET INCREASE (DECREASE) IN CASH                                295,286     (5,125,273)        4,161,619
                                                      ----------------------------------------------------
 CASH, BEGINNING OF YEAR                                      1,783,990      6,909,263         2,747,644
                                                      ----------------------------------------------------
 CASH, END OF YEAR                                         $  2,079,276   $  1,783,990    $    6,909,263
                                                      ====================================================


                                                                     (Continued)

CEL-SCI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2002, 2001, AND 2000
--------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION ON NONCASH TRANSACTIONS       2002      2001    2000

ACCRUAL OF DIVIDENDS ON PREFERRED STOCK:

  Increase in accrued liabilities                    $202,987   $ 53,153 $    -
  Decrease in additional paid-in capital             (202,987)   (53,153)
                                                     --------   -------- ------
                                                     $      -   $      - $    -
                                                     ========   ======== ======
COMMON STOCK IN LIEU OF CASH DIVIDENDS AND INTEREST:

  Decrease in accrued liabilities                   $(133,102)  $      -  $   -
  Increase in common stock                              1,227
  Increase in additional paid-in capital              131,875
                                                    ---------   --------  -----
                                                    $       -   $      -  $   -
                                                    =========   ========  =====
CONVERSION OF PREFERRED STOCK INTO COMMON STOCK:
  Decrease in preferred stock                       $     (47)  $     (4) $   -
  Increase in common stock                              42,822     3,488
  Decrease in additional paid-in capital               (42,775) $ (3,484)
                                                    ----------  --------  -----
                                                    $        -  $      -  $   -
                                                    ==========  ========  =====
CONVERSION OF COMMON STOCK INTO PREFERRED STOCK:

  Increase in preferred stock                       $        -  $     63  $   -
  Decrease in common stock                                       (35,893)
  Increase in additional paid-in capital                          35,830
                                                    ----------  --------  -----
                                                    $        -  $      -  $   -
                                                    ==========  ========  =====
ISSUANCE OF CONVERTIBLE DEBT WITH WARRANTS
  AND BENEFICIAL CONVERSION:
  Decrease in convertible debt                    $(2,290,709)  $      -  $   -
  Increase in additional paid-in capital            2,290,709
                                                  -----------   --------  -----
                                                  $         -   $      -  $   -
                                                  ===========   ========  =====
CONVERSION OF CONVERTIBLE DEBT INTO COMMON STOCK:
  Decrease in convertible debt                    $(1,510,000)  $      -  $   -
  Increase in common stock                             58,890
  Increase in additional paid-in capital            1,451,110
                                                  -----------   --------  -----
                                                  $         -   $      -  $   -
                                                  ===========   ========  =====
CONVERSION OF INTEREST ON CONVERTIBLE DEBT
  INTO COMMON STOCK:
  Decrease in accrued liabilities                 $      (765)  $      -  $   -
  Increase in common stock                                 13
  Increase in additional paid-in capital                  752
                                                  -----------   --------  -----
                                                  $         -   $      -  $   -
                                                  ===========   ========  =====
CHANGES IN UNEARNED COMPENSATION
  FOR VARIABLE OPTIONS:
  Decrease in additional paid-in capital          $    19,636   $      -  $   -
  Decrease in unearned compensation                   (19,636)
                                                  -----------   --------  -----
                                                  $         -   $      -  $   -
                                                  ===========   ========  =====

                                                                     (Continued)

CEL-SCI CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2002, 2001, AND 2000
--------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION ON NONCASH TRANSACTIONS
                                                    2002       2001       2000

ACCRETION TO THE BENEFICIAL CONVERSION
  ON PREFERRED STOCK:
  Increase in additional paid-in capital        $1,444,757  $ 317,419   $     -
  Decrease in additional paid-in capital        (1,444,757)  (317,419)
                                                ----------  ---------   -------
                                                $        -  $       -   $     -
                                                ==========  =========   =======

EQUIPMENT COSTS INCLUDED IN ACCOUNTS PAYABLE:
  Increase in equipment costs                   $      677          -         -
  Increase in accounts payable                        (677)
                                                ----------  ---------   -------
                                                $        -  $       -   $     -
                                                ==========  =========   =======
PATENTS COSTS INCLUDED IN ACCOUNTS PAYABLE:
  Increase in patent costs                      $   17,321  $       -   $     -
  Increase in accounts payable                     (17,321)
                                                ----------  ---------   -------
                                                $        -  $       -   $     -
                                                ==========  =========   =======

                                                                     (Concluded)


See notes to consolidated financial statements.

CEL-SCI CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2002, 2001 AND 2000
------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    CEL-SCI Corporation (the "Company") was incorporated on March 22, 1983, in the State of Colorado, to finance research and development in biomedical science and ultimately to engage in marketing products.

    Significant accounting policies are as follows:

    a. Principles of Consolidation--The consolidated financial statements include the accounts of CEL-SCI Corporation and its wholly owned subsidiaries, Viral Technologies, Inc., and MaxPharma AG. All significant intercompany transactions have been eliminated upon consolidation.

    b. Investments--Investments that may be sold as part of the liquidity management of the Company or for other factors are classified as available-for-sale and are carried at fair market value. Unrealized gains and losses on such securities are reported as a separate component of stockholders' equity. Realized gains and losses on sales of securities are reported in earnings and computed using the specific identified cost basis.

    c. Research and Office Equipment--Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the terms of the lease. Repairs and maintenance are expensed when incurred.

    d. Research and Development Costs--Research and development expenditures are expensed as incurred. The Company has an agreement with an unrelated corporation for the production of MULTIKINE, which is the Company's only product source.

    e. Research and Development Grant Revenues--The Company's grant arrangements are handled on a reimbursement basis. Grant revenues under the arrangements are recognized as grant revenue when costs are incurred.

    f. Patents--Patent expenditures are capitalized and amortized using the straight-line method over 17 years. In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the years ended September 30, 2002 and 2001, the Company recorded patent impairment charges of $39,960 and $30,439 for the net book value of patents abandoned during the year. These amounts are included in general and administrative expenses. There were no impairment charges for the fiscal year ended September 30, 2000.

    g. Net Loss Per Common Share--Net loss per common share is computed by dividing the net loss, after increasing the loss for the effect of any accrued dividends on the preferred stock and the accretion of the beneficial conversion feature related to the preferred stock, by the weighted average number of common shares outstanding during the period. Common stock equivalents, including convertible preferred stock and options to purchase common stock, were excluded from the calculation for all periods presented as they were antidilutive.

   h. Prepaid Expenses--The majority of prepaid expenses consist of manufacturing production advances and bulk purchases of laboratory supplies to be consumed in the manufacturing of the Company's product for clinical studies.

   i. Deferred Financing Costs--Deferred financing costs are capitalized and expensed over the period the notes are outstanding or on a pro-rata basis as the notes are converted.

    j. Income Taxes--Income taxes are accounted for using the asset and liability method under which deferred tax liabilities or assets are determined based on the difference between the financial statement and tax basis of assets and liabilities (i.e., temporary differences) and are measured at the enacted tax rates. Deferred tax expense is determined by the change in the liability or asset for deferred taxes.

        The difference in the Company's U.S. Federal statutory income tax rate and the Company's effective rate is primarily attributed to the recording of a valuation allowance due to the uncertainty of the amount of future tax benefits that will be realized because it is more likely than not that future taxable income will not be sufficient to realize such tax benefits.

    k. Cash and Cash Equivalents--For purposes of the statements of cash flows, cash and cash equivalents consists principally of unrestricted cash on deposit and short-term money market funds. The Company considers all highly liquid investments with a maturity when purchased of less than three months to be cash equivalents.

    l. Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    m Reclassifications--Certain reclassifications have been made to the fiscal year 2001 and 2000 financial statements to conform with the current-year presentation.

    n.  New Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives not be amortized but will rather be tested at least annually for impairment. The Company is required to adopt SFAS No. 142 on October 1, 2002. The Company does not expect that there will be a material impact from the adoption of
        SFAS  No.  142  on  consolidated   financial   position,   results  of
        operations, or cash flows.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not expect that there will be a material impact from the adoption of Statement of Financial Accounting Standards No. 143 on its consolidated financial position, results of operations or cash flows.

        In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. It supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of", and the accounting and reporting provisions of Accounting Principles Board Statement ("APB") No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. The Company is required to adopt SFAS No. 144 on October 1, 2002. The Company does not expect that there will be a material impact from the adoption of SFAS No. 144 on its consolidated financial position, results of operations or cash flows.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". SFAS No. 145 requires the classification of gains and losses from extinguishments of debt as extraordinary items only if they meet certain criteria for such classification in APB No. 30, "Reporting the Results of Operations, Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual, and Infrequently Occurring Events and Transactions". Any gain or loss on extinguishments of debt classified as an extraordinary item in prior periods that does not meet the criteria must be reclassified to other income or expense. These provisions are effective for fiscal years beginning after May 15, 2002. Additionally, SFAS No. 145 requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. These lease provisions are effective for transactions occurring after May 15, 2002. The Company does not believe that the adoption of SFAS No. 145 will have a material effect on the Company's consolidated financial position, results of operations or cash flows.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces "Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)". SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS No. 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material effect on its consolidated financial position, results of operations or cash flows.

2.  OPERATIONS AND FINANCING
    The Company has incurred significant costs since its inception in connection with the acquisition of an exclusive worldwide license to certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities, and clinical trials. The Company has funded such costs with proceeds realized from the public and private sale of its common and preferred stock. The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts. The Company expects to receive additional funding from private investors subsequent to September 30, 2002; however, there can be no assurances that the Company will be able to raise additional capital or obtain additional financing. To date, the Company has not generated any revenue from product sales. The ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain.

    The Company plans to seek continued funding of the Company's development by raising additional capital. In fiscal year 2002, the Company reduced its discretionary expenditures. If necessary, the Company plans to further reduce discretionary expenditures in fiscal year 2003; however such reductions would further delay the development of the Company's products. It is the opinion of management that sufficient funds will be available from external financing and additional capital and/or expenditure reductions in order to meet the Company's liabilities and commitments as they come due during fiscal year 2003. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

3.  INVESTMENTS

    The carrying values and estimated market values of investments available-for-sale at September 30, 2001, are below. There were no investments or associated unrealized gains or losses as of September 30, 2002.


                                          September 30, 2001

                                        Gross       Gross       Market Value
                           Amortized    Unrealized  Unrealized  at September 30,
                           Cost         Gains       Losses      2001

Fixed income mutual funds  $ 593,594    $     -     $  (210)    $  593,384
                           ----------------------------------------------------
Total                      $ 593,594    $     -     $  (210)    $  593,384
                           ====================================================

The gross realized gains and losses of sales of investments available-for-sale for the years ended September 30, 2002, 2001, and 2000, are as follows:


                                            2002         2001             2000

Realized gains                            $  2,758    $  14,997     $        -

Realized losses                                  -      (24,828)       (49,963)
                                     -------------------------------------------

Net realized gain (loss)                  $  2,758    $  (9,831)    $  (49,963)
                                        =======================================

4.  RESEARCH AND OFFICE EQUIPMENT

    Research and office equipment at September 30, 2002 and 2001, consist of the following:
                                                    2002         2001

Research equipment                              $2,192,054    $2,177,553
Furniture and equipment                            265,685       265,581
Leasehold improvements                              43,041        41,656
                                                ----------    ----------
                                                 2,500,780     2,484,790

Less:  Accumulated depreciation
        and amortization                        (2,027,225)   (1,864,182)
                                                ----------    ----------
Net research and office equipment               $  473,555    $  620,608
                                                ==========    ==========

5.  INCOME TAXES

    The approximate tax effect of each type of temporary difference and carryforward that gave rise to the Company's deferred tax assets and liabilities at September 30, 2002 and 2001, are as follows:

                                                    2002           2001

   Depreciation                                 $  (17,244)   $   (23,140)

   Prepaid expenses                               (171,626)      (300,068)

   Net operating loss carryforward               31,578,427     27,611,749

   Compensation expense for repriced options              -        225,282

   Other                                              7,870          9,422
   Less:  Valuation allowance                   (31,397,427)   (27,523,245)
                                         --------------------------------------
   Net deferred                                $          -   $          -
                                         ======================================

    The Company has available for income tax purposes net operating loss carryforwards of approximately $72,739,064, expiring from 2003 through 2021. In the event of a significant change in the ownership of the Company, the utilization of such carryforwards could be substantially limited.

    For fiscal years 2002, 2001 and 2000, the Company's statutory tax rate was 35%, and its effective tax rate was 0%. The difference between the rates was primarily attributable to net operating loss carryforwards and non-recognition of deferred taxes due to the valuation allowance.

6.  STOCK OPTIONS, BONUS PLAN, AND WARRANTS

    Non-Qualified Stock Option Plan--At September 30, 2002, the Company has collectively authorized the issuance of 5,760,000 shares of common stock under the Non-Qualified Plan. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options are to be determined by the Company's Compensation Committee, which administers all of the plans. The Company's employees, directors, officers, and consultants or advisors are eligible to be granted options under the Non-Qualified Plan.

    Information regarding the Company's Non-Qualified Stock Option Plan is summarized as follows:

                                         Outstanding        Exercisable
                                      --------------------------------------
                                                 Weighted           Weighted
                                                 Average            Average
                                                 Exercise           Exercise
                                        Shares    Price     Shares   Price

Options outstanding, October 1, 1999   2,374,057  $2.80   1,595,934   $3.09

   Options granted                       262,500   3.09
   Options exercised                    (789,085)  3.41
   Options forfeited                     (46,266)  2.34
                                       ---------

Options outstanding, September 30,
2000                                   1,801,206   3.18   1,547,445   3.19

   Options granted                     1,673,500   1.20
   Options exercised                           -      -
   Options forfeited                    (114,640)  2.82
                                       ---------

Options outstanding, September 30,
2001                                   3,360,066   1.29   1,640,047   1.38

   Options granted                       860,000   0.44
   Options exercised                           -      -
   Options forfeited                    (146,632)  1.50
                                       ---------

Options outstanding, September 30,
2002                                   4,073,434   1.10   3,159,938  1.25
                                      ==========

    At September 30, 2002, options outstanding and exercisable were as follows:



                                Weighted         Weighted                   Weighted
                                 Average         Average                    Average
                                Exercise         Exercise                   Exercise
Range of            Number       Price -         Remaining      Number        Price
Exercise Prices   Outstanding   Outstanding  Contractual Life  Exercisable  Exercisable

$0.16 - $0.24         20,000        $0.16       9.05 years             -      $      -
$0.33 - $0.50        435,000        $0.33       9.54 years             -      $      -
$0.54 - $0.81        291,500        $0.54       9.51 years             -      $      -
$1.05 - $1.58      2,526,766        $1.07       3.03 years     2,384,269      $   1.07
$1.67 - $2.51        773,568        $1.81       2.06 years       749,069      $   1.81
$3.25 - $4.88         25,800        $3.34       4.84 years        25,800      $   3.34
$6.25 - $9.38            800        $6.25       6.00 years           800      $   6.25


    During March 2000, the Company agreed to restore and vest 40,000 options at prices ranging from $5.25 to $5.62, to one former Director and one Director as part of a settlement agreement. The options will expire on September 25, 2006. As of September 30, 2002, 20,000 options had been exercised.

    In October 2000 and April 2001, the Company extended the expiration dates on approximately 1,056,000 options from the Nonqualified Stock Option Plan with exercise prices ranging from $2.38 to $5.25. The options originally expired from October 2000 to January 2001 but were extended to expiration dates ranging from October 2001 to January 2002. Each of these two dates was considered a new measurement date with respect to all of the modified options; however, on each date the exercise price of the options exceeded the fair market value of the Company's common stock, and therefore, no compensation expense was recorded. As of September 30, 2002, all options remain outstanding.

    In July 2001, the Company repriced 1,298,098 outstanding employee and director stock options under the Nonqualified Plans that were priced over $2.00 down to $1.05. In accordance with Financial Interpretation No. 44 (FIN
    44), such repriced options are considered to be variable options. During the year ended September 30, 2001, compensation charges of $364,532 were recorded in the consolidated statement of operations and unearned compensation of $11,916 was recorded on the consolidated balance sheet as of September 30, 2001. The compensation expense was originally determined based upon the difference between the fair market value of the Company's common stock at the date of modification and the exercise price of each stock option. On September 30, 2001, the incremental compensation expense was determined based on the difference between the fair market value of the stock on September 30, 2001, and the exercise price, less the previously recorded expense. During the year ended September 30, 2002, the change in the market value of the Company's common stock resulted in the reversal of $364,532 of compensation expense. Changes in the fair market value of the Company's stock may result in future changes to compensation expense. As of September 30, 2002, all options remain outstanding.

    In November 2001, the Company extended the expiration date on 242,000 options at $1.05 from the Nonqualified Plans. The options were to expire between June 2002 and October 2002 and were extended by one year to June 2003 through October 2003. The options had originally been granted between October 1989 to December 1995. These dates were considered a new measurement date with respect to all of the modified options. In addition, in February, April, and July of 2002, the Company modified options outstanding to employees who had been terminated in conjunction with their change in employee status so that all options vested on the date of termination. These dates were considered a new measurement date with respect to all of the newly vested options. At each of the dates of modification, the exercise price of the options exceeded the fair market value of the Company's common stock and no compensation expense was recorded.

    Incentive Stock Option Plan--At September 30, 2002, the Company has collectively authorized the issuance of 2,100,000 shares of common stock under the Incentive Stock Option Plan. Options vest after a one-year to three-year period and expire no later than ten years after the grant date. Terms of the options are to be determined by the Company's Compensation Committee, which administers all of the plans. Only the Company's employees and directors are eligible to be granted options under the Incentive Plan.

    Information regarding the Company's Incentive Stock Option Plan is summarized as follows:

                                            Outstanding         Exercisable
                                         ------------------- ------------------
                                                    Weighted          Weighted
                                                    Average           Average
                                                    Exercise          Exercise
                                           Shares    Price    Shares   Price


Options outstanding, October 1, 1999      976,850    $ 3.71   20,688    $3.86

  Options granted                         140,000      3.77
  Options exercised                       (68,418)     4.47
  Options forfeited                        (1,666)     3.38
                                          --------

Options outstanding, September 30, 2000
                                         1,046,766     3.62   722,435    3.98

  Options granted                          130,000     1.24
  Options exercised                              -        -
  Options forfeited                         (6,666)    3.36
                                         ---------

Options outstanding, September 30, 2001
                                         1,170,100     1.65   862,103    2.33

  Options granted                           81,000     1.08
  Options exercised                              -        -
  Options forfeited                              -        -
                                          --------

Options outstanding, September 30, 2002  1,251,100     1.62  1,062,769   1.69
                                         =========



    At September 30, 2002, options outstanding and exercisable were as follows:


                                Weighted         Weighted                   Weighted
                                 Average         Average                    Average
                                Exercise         Exercise                   Exercise
Range of            Number       Price -         Remaining      Number        Price
Exercise Prices   Outstanding   Outstanding  Contractual Life  Exercisable  Exercisable

$1.00 - $1.50     1,006,066      $ 1.08           5.63 years     835,068    $   1.07
$1.85 - $2.78        81,167      $ 2.00           3.70 years      67,834    $   2.03
$2.87 - $4.31        33,167      $ 3.35           1.37 years      33,167    $   3.35
$4.50 - $6.75       129,600      $ 5.06           5.69 years     125,600    $   5.08
$9.00 - $13.50        1,100      $10.09           3.73 years       1,100    $  10.09



    During fiscal year 2001, the Company extended the expiration date on 50,000 options at $2.87 from the Incentive Stock Option Plan. The options were to expire November 1, 2001, and were extended to November 1, 2002. The options had originally been granted in November 1991. November 1, 2001 was considered a new measurement date; however, the exercise price on all the options modified exceeded the fair market value of the Company's common stock, and therefore, no compensation expense was recorded. All options remain outstanding as of September 30, 2002.

    In July 2001, the Company repriced 816,066 outstanding employee and director stock options under the Incentive Stock Option Plan that were priced over $2.00 down to $1.05. In accordance with FIN 44, such repriced options are considered to be variable options. During the year ended September 30, 2001, compensation charges of $228,940 were recorded in the consolidated statement of operations and unearned compensation of $7,720 was recorded on the consolidated balance sheet as of September 30, 2001. The compensation expense was originally determined based upon the difference between the fair market value of the Company's common stock at the date of modification and the exercise price of each stock option. On September 30, 2001, the incremental compensation expense was determined based on the difference between the fair market value of the stock on September 30, 2001, and the exercise price, less the previously recorded expense. During the year ended September 30, 2002, this charge was completely reversed as the stock price declined. As of September 30, 2002, all options remain outstanding. Changes in the fair market value of the Company's common stock will result in future changes in compensation expenses.

    In November 2001, the Company extended the expiration date on 56,000 options at $1.05 from the Incentive Stock Option Plans. The options were to expire between November 2002 and December 2002, and were extended by one year to November 2003 to December 2003. The options had originally been granted between November 1999 and December 1992. This date was considered a new measurement date with respect to the modified options. In addition, in February, April, and July of 2002, the Company modified options outstanding to employees who had been terminated in conjunction with their change in employee status so that all options vested on the date of termination. At each of the dates of modification, the exercise price of the options exceeded the fair market value of the Company's common stock and no compensation expense was recorded.

    Stock Bonus Plan--At September 30, 2002, the Company has authorized the issuance of 1,440,000 shares of common stock under the Stock Bonus Plan. All employees, directors, officers, consultants, and advisors are eligible to be granted shares. During the year ended September 30, 2002, 327,530 shares with related expenses of $186,594 were issued under the Plan and recorded in the consolidated statement of operations.

    Other Options and Warrants--In connection with the 1992 public offering, 5,175,000 common stock purchase warrants were issued and outstanding at September 30, 1997. Every ten warrants entitled the holder to purchase one share of common stock at a price of $15.00 per share. Subsequently, the expiration date of the warrants was extended to February 1998. Effective June 1, 1997, the exercise price of warrants was lowered from $15 to $6 and only five warrants, rather than 10 warrants, were required to purchase one share of common stock. Subsequent to September 30, 1997, warrant holders who tendered five warrants and $6.00 between January 9, 1998, and February 7, 1998, would receive one share of the Company's common stock and one new warrant. The new warrants would permit the holder to purchase one share of the Company's common stock at a price of $10.00 per share prior to February 7, 2000. During fiscal year 1998, the expiration date of the original warrants was extended to July 31, 1998, and 582,025 original warrants were tendered for 116,405 common shares. As of September 30, 1999, the 4,592,975 original warrants had expired. In January 2001, the Company extended the expiration date on the remaining 116,405 warrants to August 2001 and repriced them from $10.00 to $3.00 per share. In July 2001, the Company extended the expiration date further to February 2002. The incremental value at the date of these modifications collectively of $43,842 is considered a deemed dividend and is recorded as an addition to additional paid-in capital and also a charge to additional paid-in capital since the Company is in an accumulated deficit position. In January 2002, the Company extended the expiration date further to February 6, 2003. The additional incremental value at the date of the modification of $5,997 is considered a deemed dividend and is recorded as an addition to additional paid-in capital and also a charge to additional paid-in capital since the Company is in an accumulated deficit position. The deemed dividend was valued using the Black-Scholes pricing methodology. All warrants remained outstanding as of September 30, 2002.

    During fiscal year 1995, the Company granted a consultant options to purchase 17,858 shares of the Company's common stock. These shares became exercisable on November 2, 1995, and were to expire November 1, 1999. In February 2000, the Company extended the expiration date on the options by one year to February 6, 2001. All outstanding options expired during the year ended September 30, 2001.

    During fiscal year 1997, the Company granted four consultants options to purchase a total of 268,000 shares of the Company's common stock. The fair value of the options is expensed over the life of the consultants' contracts. Of the 268,000 options, 218,000 options became exercisable during fiscal year 1997 at prices ranging from $2.50 to $4.50. The remaining 50,000 options became exercisable during fiscal year 1998 at $5.00. During fiscal year 1997, 50,000 options were exercised at $3.50. During fiscal year 1998, 114,500 options were exercised at prices ranging from $3.50 to $4.50. During fiscal year 1999, 18,500 options were exercised at prices ranging from $3.50 to $4.50. In December 1999, the Company extended the expiration date on 10,000 options exercisable at $3.25 per share to June 30, 2000. Subsequently, the expiration date was extended to June 30, 2001. On June 30, 2001, these 10,000 options expired. During fiscal year 2000, 25,000 options were exercised at prices ranging from $2.50 to $3.94. At September 30, 2000, 60,000 options related to the four consultants remained outstanding at prices ranging from $3.50 to $5.00. In September 2002, the remaining 50,000 options at $5.00 expired. During fiscal year 1998, the Company granted seven consultants options to purchase a total of 282,000 shares of the Company's common stock. The fair value of the options were expensed over the life of the consultant's contracts. All remaining options expired during the year ended September 30, 2001.

    In connection with the December 1997 private offering of common stock, the Company issued to the underwriters warrants to purchase 50,000 shares of common stock at $8.63 per share. The warrants were exercisable at any time prior to December 22, 2000, at which time they expired.

    During fiscal year 1999, the Company granted a consultant options to purchase a total of 50,000 shares of the Company's common stock. The fair value of the options is expensed over the life of the consultant's contract. All 50,000 options became exercisable during fiscal year 1999 at $2.50 per share. At September 30, 2002, all 50,000 options remained outstanding.

    In January 1999, the Company revised the terms of 23,500 and 125,000 options granted to consultants in fiscal years 1997 and 1998, respectively. During fiscal year 2000, all 120,000 options to purchase shares were exercised at $2.50 per share.

    During fiscal year 2001, the Company granted options to consultants to purchase a total of 180,000 shares of the Company's common stock at exercise prices ranging from $1.05 to $1.63 expiring from June to July of 2006. As of September 30, 2002, all options were outstanding. The fair value of 30,000 options was expensed immediately. The fair value of the remaining 150,000 options was expensed on a monthly basis as the options were earned and vest over a period of one year. Total compensation of $77,206 was expensed for these options. The compensation expense was determined using the Black-Scholes pricing methodology with the following assumptions:

              Expected stock risk volatility     98% to 104%
              Risk-free interest rate          3.12% to 4.12%
              Expected life of option             3 Years
              Expected dividend yield               -0-

    In connection with the April 2001 common stock purchase agreement discussed in Note 12, the Company issued 200,800 common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock at $1.64 per share, expiring in April 2004. The warrants have a relative fair value of $200,000 calculated using the Black Scholes pricing methodology with the following assumptions:

              Expected stock risk volatility                98%
              Risk-free interest rate                     3.12%
              Expected life of warrant                  3 Years
              Expected dividend yield                       -0-

    The fair value of the warrants has been recorded as an addition to additional paid-in capital and also a charge to additional paid-in capital since the Company is in an accumulated deficit position.

    In August 2001, the Company issued 272,108 common stock purchase warrants in connection with a private offering of common stock as discussed in Note 12. Each warrant entitles the holder to purchase one share of common stock at $1.75 per share, expiring July 2004. The warrants have a relative fair value of $224,000 calculated using the Black Scholes pricing methodology with the following assumptions:

              Expected stock risk volatility       98%
              Risk-free interest rate            3.12%
              Expected life of warrant         3 Years
              Expected dividend yield              -0-

    The fair value of the warrants has been recorded as an addition to additional paid-in capital and also a charge to additional paid-in capital since the Company is in an accumulated deficit position.

    Warrants were issued in connection with the issuance of the convertible notes in December 2001 and January 2002. The Series F warrants will allow the holders to purchase up to 960,000 shares of the Company's common stock at a price equal to 110% of the closing price per share at any time prior to the date which is seven years after the closing of the transaction. The warrant price is adjustable if the Company sells any additional shares of its common stock or convertible securities for less than fair market value or at an amount lower than the exercise price of the Series F warrants. The warrant price is adjusted every three months to an amount equal to 110% of the conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. If the warrant exercise price is adjusted, the number of shares of common stock issuable upon exercise of the warrant will also be adjusted accordingly. On the date that the registration statement was declared effective by the Securities and Exchange Commission (SEC), and every three months following the effective date, the warrant exercise price will be adjusted to an amount equal to 110% of the conversion price of the convertible notes on such date, provided that the adjusted price is lower than the warrant exercise price on that date. In accordance with the terms of the warrants, the exercise price was adjusted to $0.65 per share on January 17, 2002. On April 17, 2002, the price was adjusted to $0.24, on July 17, the price was adjusted to $0.19, and on October 17, 2002 the price was adjusted to $0.153. As of September 30, 2002, $1,460,000 of the notes had been converted into 5,611,344 shares of common stock. As of November 30, 2002, all convertible notes had been converted into a total of 6,592,461 shares of the Company's common stock. In addition, 104,500 warrants were exercised during the year ended September 30, 2002, for proceeds of $22,713. As of September 30, 2002, 855,500 warrants remained outstanding.

    Warrants were also issued in connection with the issuance of the convertible notes in July and September 2002. The Series G warrants will allow the holders to purchase up to 900,000 shares of the Company's common stock at a price equal to $0.25 per share at any time prior to July 12, 2009. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable warrant exercise price, the warrant exercise price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible, as the case may be. The warrant exercise price will be adjusted every three months to an amount equal to 110% of the conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. If the warrant exercise price is adjusted, the number of shares of common stock issuable upon the exercise of the warrant will be increased by the product of the number of shares of common stock issuable upon the exercise of the warrant immediately prior to the sale multiplied by the percentage by which the warrant exercise price is reduced. In accordance with the terms of the warrants, the exercise price was adjusted to $0.18 on December 9, 2002. As of September 30, 2002, all warrants remain outstanding.

    In October 1996, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement encourages but does not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees, and related Interpretations". If the Company had elected to recognize compensation expense based on the fair value of the awards granted, consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                           Year Ended September 30,
                                   ---------------------------------------
                                       2002         2001         2000
                                               (In Thousands)

Net loss:
  As reported                      $(8,342,244) $(10,733,679)  $(8,478,397)
  Pro forma                         (9,926,665)  (12,308,073)   (8,908,999)

Net loss per common share:
  As reported                           $(0.35)     $ (0.51)     $   (0.44)
  Pro forma                              (0.40)       (0.58)         (0.46)


    The weighted average fair value at the date of grant for options granted during fiscal years 2002, 2001, and 2000, was $0.49, $0.90, and $2.57, per option, respectively.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                             2002          2001          2000

        Expected stock risk volatility     90 to 93%     98 to 109%       98%
        Risk-free interest rate          4.10 to 4.12%  3.12 to 4.12%    6.32%
        Expected life options               5 years     1 to 6 years  4.91 years
        Expected dividend yield                -             -            -

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

7.  EMPLOYEE BENEFIT PLAN

    The Company maintains a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code, subject to the Employee Retirement Income Security Act of 1974, as amended, and covering substantially all Company employees. Prior to January 1, 1998, the Company contributed an amount equal to 50% of each employee's contribution not to exceed 3% of the participant's salary. Effective January 1, 1998, the plan was amended such that the Company's contribution is now made in shares of the Company's common stock as opposed to cash. Each participant's contribution is matched by the Company with shares of common stock that have a value equal to 100% of the participant's contribution, not to exceed the lesser of $10,000 or 6% of the participant's total compensation. The Company's contribution of common stock is valued each quarter based upon the closing price of the Company's common stock. The expense for the years ended September 30, 2002, 2001, and 2000, in connection with this plan was $71,823, $93,705, and $99,107, respectively.

8.  OPTIONAL SALARY ADJUSTMENT PLAN

    In July 2001, the Company issued an "Optional Salary Adjustment Plan" (the "Plan"). The terms of the Plan allow certain employees the option to forgo salary increments of $6,000 in exchange for stock options for the period beginning from July 16, 2001, through October 15, 2001. In accordance with the Plan, employees will receive 40,000 stock options for each salary increment of $6,000. The total amount of options to be granted under the Plan is limited to 1,200,000. For the year ended September 30, 2001, 900,000 options were issued in lieu of compensation in the amount of $135,000. Additionally, 180,000 options were issued in lieu of compensation of $27,000 related to the year ended September 30, 2002. No compensation expense was recorded for the options since such options were issued with exercise prices equal to the fair market value of the Company's common stock on the date of grant.

9.  LEASE COMMITMENTS

    Operating Leases--The future minimum annual rental payments due under noncancelable operating leases for office and laboratory space are as follows:

   Year Ending September 30,
        2003                                          $202,649
        2004                                            57,395
                                                      --------

        Total minimum lease payments                  $260,044
                                                      ========

    Rent expense for the years ended September 30, 2002, 2001, and 2000, was $229,428, $220,903, and $233,559, respectively.

10. NOTE PAYABLE

    On November 15, 2001, the Company signed an agreement with Cambrex Bioscience, Inc., (Cambrex) in which Cambrex provided manufacturing space and support to the Company during November and December 2001 and January 2002. In exchange, the Company signed a note with Cambrex to pay a total of $1,172,517, to Cambrex. In December 2001, the note was amended to extend the due date to January 2, 2003. Unpaid principal will begin accruing interest on November 16, 2002, at the Prime Rate plus 3%. The note is collateralized by certain equipment. The imputed interest on this note has been capitalized and is being expensed over the life of the loan. As shown in the consolidated balance sheet, this liability is recorded at September 30, 2002, along with an unamortized discount of $37,500 representing imputed interest. Interest expense of $262,500 has been recorded on the note for the year ended September 30, 2002. In December 2002, the Company negotiated an extension of the note with Cambrex. Per the agreement, the Company will give Cambrex certain equipment and requires the Company to surrender a security deposit, which will reduce the amount owed by $225,000. The remaining balance is payable pursuant to a note due January 2, 2004. In addition, the agreement requires the Company to pay $150,000 on the note from its next financing agreement and 10% of all other future financing transactions, including draws on the equity line-of-credit. There are also conversion features allowing Cambrex to convert either all or part of the note into shares of the Company's common stock. The stock can be converted at a price no lower than $0.22 per share.

11. CONVERTIBLE DEBT

    In December 2001, the Company agreed to sell redeemable convertible notes and Series F warrants, to a group of private investors for proceeds of $1,600,000, less transaction costs of $276,410 of which $15,116 is included in deferred financing costs in the accompanying balance sheet as of September 30, 2002. The notes bear interest at 7% per year and will be due and payable December 31, 2003. Interest is payable quarterly beginning July 1, 2002. The notes are secured by substantially all of the Company's assets and contain certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends.

    The notes are convertible into shares of the Company's common stock at the holder's option determinable by dividing each $1,000 of note principal by 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the twenty trading days immediately prior to the closing date. The conversion price may not be less than a floor of $0.57; however the floor may be lowered if the Company sells any shares of common stock or securities convertible to common stock at a price below the market price of the Company's common stock. Additionally, the notes are required to be redeemed by the Company at 130% upon certain occurrences; such as failure to file a Registration Statement to register the notes with the Securities and Exchange Commission (SEC) or the effectiveness of such statement lapses, delisting of the Company's common stock, completion of certain mergers or business combinations, filing bankruptcy, and exceeding its drawdown limits under the Company's equity line of credit.

    So long as the notes remain outstanding, the note-holders will have a first right of refusal to participate in any subsequent financings involving the Company. If the Company enters into any subsequent financing on terms more favorable than the terms governing the notes and warrants, then the note-holders may exchange notes and warrants for the securities sold in the subsequent financing.

    The entire balance of the convertible notes was initially offset by a discount of $1,600,000 which represents the relative fair value of the Series F warrants of $763,000 and a beneficial conversion discount of $837,000. The discount on outstanding convertible notes will be amortized to interest expense over the two-year period. Any unamortized discount associated with the convertible notes is fully amortized to interest expense upon redemption. As of September 30, 2002, $1,460,000 of the notes had been converted into 5,611,344 shares of common stock. In addition, $1,512,500 of the discount had been amortized to interest expense as of September 30, 2002.

    The Series F warrants allow the holders to purchase up to 960,000 shares of the Company's common stock at a price equal to 110% of the closing price per share at any time prior to the date which is seven years after the closing of the transaction. The warrant price is adjustable if the Company sells any additional shares of its common stock or convertible securities for less than fair market value or at an amount lower than the exercise price of the Series F warrants. The warrant price is adjusted every three months to an amount equal to 110% of the conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. If the warrant exercise price is adjusted, the number of shares of common stock issuable upon exercise of the warrant will also be adjusted accordingly. On the date that the registration statement which the Company has agreed to file is declared effective by the SEC, and every three months following the effective date, the warrant exercise price will be adjusted to an amount equal to 110% of the conversion price of the convertible notes on such date, provided that the adjusted price is lower than the warrant exercise price on that date. In accordance with the terms of the warrants, the exercise price was adjusted to $0.65 per share on January 17, 2002. On April 17, 2002, the price was adjusted to $0.24, on July 17, 2002, the price was adjusted to $0.19, and on October 17, 2002, the price was adjusted to $0.153. As of November 30, 2002, all convertible notes had been converted into a total of 6,592,461 shares of the Company's common stock. In addition, 104,500 warrants were exercised during the year ended September 30, 2002, for proceeds of $22,713. As of September 30, 2002, 855,500 warrants remained outstanding.

    In July and September 2002, the Company sold convertible notes, plus Series G warrants, to a group of private investors for $1,300,000 less transaction costs of $177,370, of which $161,879 is included in deferred financing costs in the accompanying balance sheet as of September 30, 2002. The notes bear interest at 7% per year and will be due and payable September 9, 2004. Interest is payable quarterly beginning October 1, 2002. The notes are secured by substantially all of the Company's assets and contain certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holder's option the notes are convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the Conversion Price. The Conversion Price is 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date. The Conversion Price may not be less than $0.18. However, if the Company's common stock trades for less than $0.24 per share for a period of 20 consecutive trading days, the $0.18 minimum price will no longer be applicable. The Conversion Price will decline from 76% to 60% if
    (i) on any trading day after September 9, 2002 the closing daily price of the Company's common stock multiplied by the total number of shares of common stock traded on that day is less than $29,977, (ii) the Company defaults in the performance of any material covenant, condition or agreement with the holders of the notes or, (iii) the Company's common stock is delisted from the American Stock Exchange.

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

    So long as the notes remain outstanding, the note holders will have a first right of refusal to participate in any subsequent financings involving the

    Company. If the Company enters into any subsequent financing on terms more favorable than the terms governing the notes and warrants, then the note holders may exchange notes and warrants for the securities sold in the subsequent financing. A portion of the proceeds was initially offset by a discount of $690,706, which represents the relative fair value of the Series G warrants of $83,340 and a beneficial conversion discount of $607,366. As of September 30, 2002, $50,000 of the notes had been converted into 277,778 shares of common stock. In addition, $27,496 of the discount on the debt had been amortized to interest expense. As of November 30, 2002, $650,000 in convertible notes had been converted into 4,291,818 shares of common stock.

    The Series G warrants will allow the holders to purchase up to 900,000 shares of the Company's common stock at a price equal to $0.25 per share at any time prior to July 12, 2009. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable warrant exercise price, the warrant exercise price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible, as the case may be. The warrant exercise price will be adjusted every three months to an amount equal to 110% of the conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. If the warrant exercise price is adjusted, the number of shares of common stock issuable upon the exercise of the warrant will be increased by the product of the number of shares of common stock issuable upon the exercise of the warrant immediately prior to the sale multiplied by the percentage by which the warrant exercise price is reduced. In accordance with the terms of the warrants, the exercise price was adjusted to $0.18 on December 9, 2002. As of September 30, 2002, all warrants remain outstanding.

    In connection with both the Series F and Series G convertible debt certain officers and directors of the Company signed a separate agreement. Pursuant to this agreement, the officers and directors agreed to refrain from selling any stock owned by them until October 18, 2002.

12. STOCKHOLDERS' EQUITY

    During December 1997, the Company issued 10,000 shares of Series D Preferred Stock for $10,000,000. The issuance included 550,000 Series A Warrants and 550,000 Series B Warrants. The number of common shares issuable upon conversion of the Preferred Shares is determinable by dividing $1,000 by $8.28 prior to September 19, 1998, or at any time at which the Company's common stock is $3.45 or less for five consecutive days. On or after September 19, 1998, the number of common shares to be issued upon conversion is determined by dividing $1,000 by the lesser of (1) $8.28 or (2) the average price of the stock for any two trading days during the ten trading days preceding the conversion date. The Series A Warrants are exercisable at any time for $8.62 prior to December 22,2001, and the Series B Warrants are exercisable at any time for $9.31 prior to December 22, 2001. Each warrant entitles the holder to purchase one share of common stock. At September 30, 1998, 998 shares of Series D Preferred Stock had been converted into 441,333 shares of common stock. At September 30, 1999, 9,002 shares of Series D Preferred Stock had been converted into 4,760,127 shares of common stock. There are no remaining shares of Series D Preferred Stock. All Series A and Series B Warrants issued expired December 22, 2001. In connection with the Company's December 1997 $10,000,000 Series D Preferred Stock offering, the Series A and Series B warrants were assigned a relative fair value of $1,980,000 in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants, (APB 14) and were recorded as additional paid-in capital. The $1,980,000 allocated to the warrants was accreted immediately.

    In April 2001, the Company signed a common stock purchase agreement that allows the Company at its discretion to draw up to $10 million of Common Stock in increments of a minimum of $100,000 and the maximum of $2 million for general operating requirements. The Company is restricted from entering into any other equity line of credit arrangement and the agreement expires in June 2003. As discussed in Note 6, the Company issued 200,800 warrants to the issuer pursuant to this agreement. During the year ended September 30, 2002, the company sold 2,553,174 shares of its common stock pursuant to this agreement for net proceeds of $1,366,797.

    During fiscal year 2001, the Company issued 522,108 shares of common stock in two private offerings of common stock. Pursuant to the private offerings, one of the investors also received warrants to purchase 272,108 shares of common stock as discussed in Note 6.

    During August 2001, three private investors exchanged shares of the Company's common stock and remaining Series D Warrants, which they owned, for 6,288 shares of the Company's Series E Preferred Stock. These investors also exchanged their Series A and Series C Warrants for new Series E Warrants as discussed in Note 6. The preferred shares are entitled to receive cumulative annual dividends in an amount equal to $60 per share and have liquidation preferences equal to $1,000 per share. Each Series E Preferred share is convertible into shares of the Company's common stock on the basis of one Series E Preferred share for shares of common stock equal in number to the amount determined by dividing $1,000 by the lesser of $5 or 93% of the average closing bid prices (Conversion Price) of the Company's common stock for the five days prior to the date of each conversion notice. The Series E Preferred stock has no voting rights and is redeemable at the Company's option at a price of 120% plus accrued dividends until August 2003 when the redemption price will be fixed at 100%. During the year ended September 30, 2002, the Company incurred $202,987 in dividends. Dividends paid in common stock totaled $133,103, interest expense on unpaid dividends was $9,404 and accrued dividends and interest payable was $78,436 at September 30, 2002.

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

    In addition, the Company will issue a common stock purchase warrant for each share of the Series E Preferred stock outstanding after two years to acquire shares equal to 33% of the Automatic Conversion Shares at an exercise price of 110% of the volume weighted average price for the five trading days preceding the date of issuance. The issuance of the warrants is not subject to suspension. Since the terms of these warrants are contingent, no accounting has been given to such warrants in the accompanying consolidated financial statements as of September 30, 2002.

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

              Expected stock risk volatility     105%
              Risk-free interest rate           3.12%
              Expected life of option         3 Years
              Expected dividend yield             -0-

    Pursuant to the exchange, the holders received a beneficial conversion discount in the amount of $5,365,381, which is being accreted to additional paid-in capital over a two-year period. During the years ended September 30, 2002 and September 30,2001, $1,444,757, and $317,419, respectively, of the beneficial conversion discount was accreted. During the year ended September 30, 2001, 425 shares of the Series E Preferred Stock were converted into 348,841 shares of common stock. During the year ended September 30, 2002, 4,671 shares of the Series E Preferred Stock were converted into 4,282,150 shares of common stock. At September 30, 2002, 1,192 shares of Series E Preferred Stock remained outstanding.

    In October 2001, the Company issued 150,000 shares of common stock in a private offering for proceeds of $150,000. The investor also received warrants which entitled the holder to purchase 75,000 shares of common stock at $1.50 per share, expiring October 2004.

13. NET LOSS PER COMMON SHARE

    Basic earnings per share (EPS) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. The Company had 11,118,168 and 6,876,972 potentially dilutive securities outstanding at September 30, 2002 and 2001, respectively, that were not included in the computation of diluted loss per share because to do so would have been antidilutive for all periods presented. The loss attributable to common stockholders includes the impact of the accretion of the beneficial conversion feature of Series E Preferred Stock and the accrual of cumulative preferred stock dividends.

                                                        2002    2001    2000

      Net loss per common share (basic and diluted)   $(0.35) $(0.51) $(0.44)
                                                      ======= ======= =======

14. SEGMENT REPORTING

    The Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" in the fiscal year ended September 30,1999. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS No. 131, is the Chief Executive Officer. To date, the Company has viewed its operations as principally one segment, the research and development of certain drugs and vaccines. As a result, the financial information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

                                  ******

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CEL-SCI CORPORATION

Dated: December 27, 2002                  By: /s/ Maximilian de Clara
                                            -----------------------------------
                                            Maximilian de Clara, President


                                        By: /s/ Geert R. Kersten
                                           -----------------------------------
                                           Geert  R.  Kersten,  Chief  Executive
                                              and Chief Financial Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                         Title                           Date

/s/ Maximilian de Clara         Director                    December 27, 2002
------------------------
Maximilian de Clara


/s/ Geert R. Kersten            Director                    December 27, 2002
------------------------
Geert R. Kersten


/s/ Alexander G. Esterhazy      Director                    December 27, 2002
------------------------
Alexander G. Esterhazy


/s/ D. Richard Kinsolving       Director                    December 27, 2002
-------------------------
D. Richard Kinsolving


/s/ Peter R. Young              Director                    December 27, 2002
------------------------
Peter R. Young

                                  CERTIFICATION

      In connection with the Annual Report of Cel-SCI Corporation (the "Company") on Form 10-K for the year ended September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I Geert Kersten, the Chief Executive and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and
(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.

Date:  December 27, 2002
                                    By:  /s/ Geert Kersten
                                        --------------------------------
                                       Geert Kersten,  Chief Executive
                                       and Chief Financial Officer

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT

     I, Geert R. Kersten, the Chief Executive and Financial Officer of CEL-SCI Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of CEL-SCI Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

   a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

   b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

   c) presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   December 27, 2002            /s/ Geert R. Kersten
                                     -----------------------------------
                                     Geert R. Kersten
                                     Chief Executive and Financial Officer