Form 10-Q
period 2002-12-31
CEL SCI CORP
filed 2003-02-14
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

                                      OR

( )        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission File Number 0-11503

                              CEL-SCI CORPORATION



        Colorado                                           84-0916344
____________________________                    ____________________________
 State or other jurisdiction                             (IRS) Employer
   of incorporation                                  Identification Number

                        8229 Boone Boulevard, Suite 802
                            Vienna, Virginia  22182
                         _____________________________
                    Address of principal executive offices

                                (703)  506-9460
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

            Yes X                      No __________

    Class of Stock           No. Shares Outstanding               Date
    --------------           ----------------------         ----------------
       Common                      47,498,271               February 5, 2003




                                                           Page 1 of 24 pages

                                     TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1.                                                                 Page

      Condensed Consolidated Balance Sheets (unaudited)                  3-4
      Condensed Consolidated Statements of Operations (unaudited)         5
      Condensed Consolidated Statements of Comprehensive Loss (unaudited) 6
      Condensed Consolidated Statements of Cash Flow (unaudited)         7-9
      Notes to Condensed Consolidated Financial Statements (unaudited)   10


Item 2.
      Management's Discussion and Analysis of Financial Condition        17
        and Results of Operations

Item 3.
      Quantitative and Qualitative Disclosures about Market Risks        20

Item 4.
      Controls and Procedures                                            20


PART II

Item 2.
      Changes in Securities and Use of Proceeds                          21

Item 4.
      Submission of Matters to a Vote of Security Holders                21

Item 6.
      Exhibits and Reports on Form 8-K                                   21

      Signatures                                                         22

      Certifications                                                    23-24

Item 1.   FINANCIAL STATEMENTS


                              CEL-SCI CORPORATION

                              -------------------

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                            ------------------------

                                     ASSETS

                                  (unaudited)

                                                 December 31,      September 30,
                                                     2002              2002
                                              ----------------------------------
 CURRENT ASSETS:

   Cash and cash equivalents                  $ 1,668,097       $  2,079,276
   Interest and other receivables                  12,773             31,477
   Prepaid expenses                               397,799            452,123
   Deferred financing costs                        95,185            176,995
                                               ------------------------------

         Total Current Assets                   2,173,854          2,739,871

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation
   of $1,946,063 and $2,027,225                   367,932            473,555

 DEPOSITS                                          14,828            139,828

 PATENT COSTS- less accumulated
     amortization of
     $657,730 and $641,711                        433,960            418,004
                                               -------------------------------

                TOTAL ASSETS                 $  2,990,574       $  3,771,258
                                               ==============================





 See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION

                              -------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                            ------------------------

                                  (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (unaudited)

                                                  December 31,     September 30,
                                                      2002             2002
                                                -------------------------------
 CURRENT LIABILITIES:
   Accounts payable                              $ 795,245          $ 735,646
   Accrued expenses                                101,515            148,812
   Due to officer/shareholder and employees        109,200             29,592
   Short-term loan                                  25,000                  -
   Note payable - Cambrex                                -          1,135,017
                                                 ----------------------------

        Total current liabilities                1,030,960          2,049,067

  CONVERTIBLE NOTE PAYABLE - CAMBREX               947,517                  -

  OTHER CONVERTIBLE NOTES, NET                     130,097            639,288

 DEFERRED RENT                                      16,504             20,732
                                                ------------------------------

        Total liabilities                        2,125,078          2,709,087

 STOCKHOLDERS' EQUITY
  Series E cumulative convertible redeemable
   preferred stock $.01 par value, $1,000
   liquidation value - authorized 6,288;
     issued and outstanding, 67 and 1,192
     shares at December 31, 2002 and
     September 30, 2002, respectively                     1                12
  Common stock, $.01 par value; authorized,
  100,000,000 shares; issued and outstanding
  46,741,331 and 37,255,142 shares at
  December 31, 2002 and September 30, 2002,
  respectively                                      467,413           372,551
   Additional paid-in capital                    82,263,097        80,871,758
   Accumulated deficit                          (81,865,015)      (80,182,150)
                                                ------------------------------


           Total stockholders' equity               865,496         1,062,171
                                                ------------------------------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $2,990,574       $ 3,771,258
                                                =============================



See notes to condensed consolidated financial statements.

                                    CEL-SCI CORPORATION
                                    -------------------
                      CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                             ---------------------------------
                                        (unaudited)
                                                      Three Months Ended
                                                          December 31,
                                                     2002            2001
 REVENUES:
   Grant revenue and other                       $    52,955      $  150,907
                                                 -----------      ----------

 EXPENSES:
   Research and development                          511,307       2,438,216
   Depreciation and amortization                      47,426          56,526
   General and administrative                        698,456         564,622
                                                   ---------       ---------

                  Total Operating Expenses         1,257,189       3,059,364
                                                   ---------       ---------

 NET OPERATING LOSS                                1,204,234       2,908,457

 INTEREST INCOME                                      17,307          25,337

 INTEREST EXPENSE                                    495,938          37,500
                                                   ---------       ---------
 NET LOSS                                          1,682,865       2,920,620

 ACCRUED DIVIDENDS ON PREFERRED STOCK                  1,917          81,416

 ACCRETION OF BENEFICIAL CONVERSION FEATURE
    ON PREFERRED STOCK                                61,253         579,695
                                                   ---------       ---------

 NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS    $ 1,746,035     $ 3,581,731
                                                 ===========     ===========

NET LOSS PER COMMON SHARE (BASIC)                $      0.04     $      0.16
                                                 ===========     ===========

NET LOSS PER COMMON SHARE (DILUTED)              $      0.04     $      0.16
                                                 ===========     ===========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING        42,030,495      22,799,002
                                                  ==========      ==========








                See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                               -------------------
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                        ---------------------------------
                                   (unaudited)



                                             Three Months Ended December 31,
                                             2002                   2001

 NET LOSS                                $  1,682,865         $  2,920,620
 OTHER COMPREHENSIVE LOSS -
    Unrealized loss on investments                  -                    -
                                         ------------         ------------

 COMPREHENSIVE LOSS                     $   1,682,865         $  2,920,620
                                        =============         ============








                     See notes to condensed consolidated financial statements.



                                    CEL-SCI CORPORATION
                                    -------------------
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             ---------------------------------
                                        (unaudited)

                                                Three Months Ended December 31,
                                                   2002               2001

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                      $  (1,682,865)     $  (2,920,620)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                      47,426             56,526
  Issuance of common stock for services             267,182            105,877
  Common stock contributed to 401(k) plan            11,217             22,431
  Stock bonus granted to officer                          -             75,071
  Repriced options                                        -           (206,568)
  Amortization of discount on note payable           37,500             37,500
  R&D expenses paid with note payable                     -            700,000
  Issuance of stock options for services                  -             24,513
  Amortization of discount associated with
     convertible notes                              320,810                  -
  Amortization of deferred financing costs          118,809                  -
  Gain on sale of equipment                         (26,463)                 -
  Impairment loss on abandonment of patents               -              5,816
  Realized loss on investments                            -              2,710
  Decrease in receivables                            18,704             14,458
  Decrease in prepaid expenses                       54,324            502,950
  Decrease in deferred rent                          (4,228)            (1,400)
  Increase in accrued expenses                       19,964             74,500
  Increase in amount due to officer/shareholder
    & employees                                      79,609                  -
  Increase in accounts payable                       34,925            480,535
                                                   --------        ------------
NET CASH USED IN OPERATING ACTIVITIES              (703,086)        (1,025,701)
                                                   ---------        -----------

CASH FLOWS (USED IN) PROVIDED BY INVESTING ACTIVITIES:
  Sales of investments                                    -            590,885
  Purchase of research and office equipment               -             (1,218)
  Patent costs                                      (10,679)            (6,779)
                                                    --------            -------
NET CASH PROVIDED BY INVESTING ACTIVITIES           (10,679)           582,888
                                                    --------           -------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Cash proceeds from issuance of common stock             -            150,000
  Cash proceeds from drawdown on equity line        287,636            298,895
  Cash proceeds from exercise of warrants            22,950                  -
  Short-term loan                                    25,000                  -
  Proceeds from convertible notes                         -            800,000
  Transaction costs related to convertible notes    (33,000)          (114,500)
                                                    --------          ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES            302,586         1,134,395
                                                    --------         ---------
 NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                       (411,179)          691,582

CASH AND CASH EQUIVALENTS:
  Beginning of period                              2,079,276         1,783,990
                                                   ---------         ---------
  End of period                                $   1,668,097      $  2,475,572
                                               =============      ============


                                                                   (continued)


See notes to condensed consolidated financial statements.

                                    CEL-SCI CORPORATION
                                    -------------------
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             ---------------------------------
                                        (unaudited)
                                        (continued)

                                                Three Months Ended December 31,
                                                    2002                2001
SUPPLEMENTAL INFORMATION ON NONCASH TRANSACTIONS
Accrual of dividends on preferred stock:
Increase in accrued expenses                     $   1,917         $   81,416
Decrease in additional paid-in capital              (1,917)           (81,416)
                                                 ----------        -----------
                                                 $       -         $        -
                                                 ==========        ==========

Common stock issued in lieu of cash dividends:
Decrease in accrued expenses                   $   (53,692)        $  (13,336)
Increase in common stock                               496         $    1,222
Increase in additional paid-in capital              53,196             12,114
                                               -----------          ---------
                                               $         -         $        -
                                               ===========          ==========
Conversion of preferred stock into common stock:
Decrease in preferred stock                    $       (11)        $      (10)
Increase in common stock                             9,206              9,275
Decrease in additional paid-in capital              (9,195)            (9,265)
                                                  ---------         ----------
                                               $         -         $        -
                                               ============        ===========

Conversion of convertible notes into common stock:
Decrease in convertible notes                  $  (830,000)        $        -
Increase in common stock                            55,528                  -
Increase in additional paid-in capital             774,472                  -
                                                ----------         -----------
                                               $         -         $        -
                                               ===========         ===========

Changes in unearned compensation for variable options:
Decrease in additional paid-in capital         $         -         $     4,848
Decrease in unearned compensation                        -              (4,848)
                                                ----------         ------------
                                               $         -         $         -
                                               ===========         ===========

Accretion for the beneficial conversion on preferred stock:
Increase in additional paid-in capital         $    61,253         $   579,695
Decrease in additional paid-in capital             (61,253)           (579,695)
                                                ----------         ------------
                                               $         -         $         -
                                               ===========         ===========

Surrender of deposit and sale of equipment
  to reduce note payable - Cambrex:
Decrease in deposits                           $   125,000                  -
Decrease in equipment, net                          73,537                  -
Decrease in note payable - Cambrex                (198,537)                 -
                                               -----------          ---------
                                               $         -          $       -
                                               ===========          =========

Deferred financing costs for new convertible notes included in accounts payable:
Increase in accounts payable                   $         -             71,110
Increase in deferred financing costs                     -            (71,110)
                                                ----------          ---------
                                               $         -                  -
                                               ===========          =========

Interest expense paid for with common stock:
Decrease in accrued expenses                   $   (9,430)                 -
Increase in common stock                              573                  -
Increase in additional paid-in capital              8,857                  -
                                                ---------            -------
                                               $        -          $       -
                                               ==========           =========

                                                                     continued

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                        ---------------------------------
                                   (unaudited)
                                   (continued)

                                                 Three Months Ended December 31,
                                                    2002                 2001

Purchase of research and office equipment
      included in accounts payable:
Increase in accounts payable                    $       -          $   11,437
Increase in research and office equipment               -             (11,437)
                                                 --------          ----------
                                                $       -          $        -
                                                =========          ==========

Deferred financing costs included in accounts payable:
Increase in accounts payable                    $   4,000          $        -
Increase in deferred financing costs               (4,000)                  -
                                                ----------          ---------
                                                $       -          $        -
                                                =========          ==========

Patent costs included in accounts payable:
Increase in accounts payable                    $  20,619          $    6,484
Increase in patent costs                          (20,619)             (6,484)
                                                ----------         -----------
                                                $       -          $        -
                                                =========          ==========



                                                                  concluded



See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                  (unaudited)



A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

The accompanying condensed consolidated financial statements of CEL-SCI Corporation and subsidiary (the Company) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended September 30, 2002.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of December 31, 2002 and the results of operations for the three-month period then ended. The condensed consolidated balance sheet as of September 30, 2002 is derived from the September 30, 2002 audited consolidated financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the three-month period ended December 31, 2002 are not necessarily indicative of the results to be expected for the entire year.

Significant accounting policies are as follows:

Principles of Consolidation--The consolidated financial statements include the accounts of CEL-SCI Corporation and its wholly owned subsidiary, Viral Technologies, Inc. All intercompany transactions have been eliminated upon consolidation.

Reclassifications--Certain reclassifications have been made to the December 31, 2001 financial statements to conform with the current period presentation.

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

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (unaudited)
                                   (continued)



Prepaid Expenses--The majority of prepaid expenses consist of bulk purchases of laboratory supplies to be consumed in the manufacturing of the Company's product for clinical studies.

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

Patents--Patent expenditures are capitalized and amortized using the straight-line method over 17 years. In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the three months ended December 31, 2001, the Company recorded patent impairment charges of $5,816 for the net book value of patents abandoned during the period and such amount is included in general and administrative expenses. There were no impairment charges for the corresponding period of fiscal year 2002.

Convertible Notes--The Company initially offsets a portion of the convertible notes issued with a discount representing the relative fair value of the warrants and a beneficial conversion feature. This discount is amortized to interest expense over the period the notes are outstanding. The fair value of the warrants and the beneficial conversion discount are calculated based on available market data using appropriate valuation models. These valuations require that the Company make assumptions and estimates regarding the convertible notes and warrants. Management uses its judgment, as well as outside sources, to determine these assumptions and estimates.

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

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (unaudited)
                                   (continued)




Stock Options--In October 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). This statement encourages but does not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Options to non-employees are accounted for in accordance with FASB's Emerging Issues Task Force (EITF) Issue 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model. The Black-Scholes model requires management to make assumptions regarding the fair value of the options at the date of grant and the expected life of the options.

Asset Valuations and Review for Potential Impairments--The Company reviews its fixed assets every fiscal quarter. This review requires that the Company make assumptions regarding the value of these assets and the changes in circumstances that would affect the carrying value of these assets. If such analysis indicates that a possible impairment may exist, the Company is then required to estimate the fair value of the asset and, as deemed appropriate, expense all or a portion of the asset. The determination of fair value includes numerous uncertainties, such as the impact of competition on future value. The Company believes that it has made reasonable estimates and judgments in determining whether our long-lived assets have been impaired; however, if there is a material change in the assumptions used in our determination of fair values or if there is a material change in economic conditions or circumstances influencing fair value, the Company could be required to recognize certain impairment charges in the future.

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

New Accounting Pronouncements--In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company will provide the required interim and annual disclosures beginning in the quarter ended March 31, 2003.

                               CEL-CI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (unaudited)
                                   (continued)




B.          STOCKHOLDERS' EQUITY

During the three months ended December 31, 2001, the Company issued 150,000 units at $1.00 to a private investor. Each unit consists of one share of common stock and 1/2 warrant. Each warrant allows the holder to purchase one share of common stock at $1.50 per share at any time prior to October 5, 2004. Also during the three-month period, 75,071 shares of common stock were issued to an employee from the Company's stock bonus plan.

In addition, during the same periods in fiscal years 2002 and 2001, the Company issued stock for services to both employees and outsiders with a fair value of $267,182 and $105,877, respectively.

During August 2001, three private investors exchanged shares of the Company's common stock and remaining Series D Warrants, which they owned, for 6,288 shares of the Company's Series E Preferred Stock. These investors also exchanged their Series A and Series C warrants from prior offerings for new Series E warrants. The preferred shares are entitled to receive cumulative annual dividends in an amount equal to $60 per share and have liquidation preferences equal to $1,000 per share. Each Series E Preferred share is convertible into shares of the Company's common stock on the basis of one Series E Preferred share for shares of common stock equal in number to the amount determined by dividing $1,000 by the lesser of $5 or 93% of the average closing bid prices of the Company's common stock for the 5 days prior to the date of each conversion notice. The lowest price at which the Series E Preferred stock can be converted is $1.08. The Series E Preferred stock has no voting rights and is redeemable at the Company's option at a price of 120% plus accrued dividends until August 2003, when the redemption price will be fixed at 100%. During the quarter ended December 31, 2002, 1,125 shares of preferred stock were converted into 920,601 shares of common stock. In addition, dividends were converted into an additional 49,558 shares of common stock. There were 67 shares of preferred stock remaining at December 31, 2002. During the quarter ended December 31, 2001, 1,016 preferred shares were converted into 927,501 shares of common stock. In addition, dividends were converted into an additional 12,215 shares of common stock.

C.    FINANCING TRANSACTIONS

In December 2001, the Company agreed to sell redeemable convertible notes and Series F warrants, to a group of private investors for proceeds of $1,600,000, less transaction costs of $276,410. All of the deferred financing costs have been expensed to interest expense at December 31, 2002. The notes bore interest at 7% per year and were due and payable December 31, 2003. The notes were secured by substantially all of the Company's assets and contained certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. The notes were convertible into shares of the Company's common stock at the holder's option determinable by dividing each $1,000 of note principal by 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (unaudited)
                                   (continued)


the twenty trading days immediately prior to the closing date. In addition, the notes were required to be redeemed by the Company at 130% upon certain occurrences. As of November 30, 2002, all of the notes were converted into 6,592,461 shares of common stock. The Series F warrants allow the holders to purchase up to 960,000 shares of the Company's common stock at a price equal to 110% of the closing price per share at any time prior to the date which is seven years after the closing of the transaction. The warrant price is adjustable if the Company sells any additional shares of its common stock or convertible securities for less than fair market value or at an amount lower than the exercise price of the Series F warrants. The warrant price is adjusted every three months to an amount equal to 110% of the conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. The warrant price is currently $0.153. During the three-month period ending December 31, 2002, 150,000 warrants were exercised for proceeds of $22,950. As of December 31, 2002, 705,500 warrants remain outstanding.

In July and September 2002, the Company sold convertible notes, plus Series G warrants, to a group of private investors for $1,300,000 less transaction costs of $177,370, of which $95,185 is included in deferred financing costs in the accompanying balance sheet as of December 31, 2002. The notes bear interest at 7% per year and will be due and payable September 9, 2004. Interest is payable quarterly beginning October 1, 2002. The notes are secured by substantially all of the Company's assets and contain certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders option the notes are convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price is 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. As of December 31, 2002, $740,000 of the notes had been converted into 4,850,896 shares of common stock. In addition, $177,463 of the discount had been amortized to interest expense.

On November 15, 2001, the Company signed an agreement with Cambrex Bioscience, Inc. ("Cambrex") in which Cambrex provided manufacturing space and support to the Company during November and December 2001 and January 2002. In exchange, the Company signed a note with Cambrex to pay a total of $1,172,517 to Cambrex. Pursuant to an amendment to the agreement in December 2002, the remaining balance at December 31, 2002 is $947,517. Payment of $225,000 was made in December 2002 by the sale of certain equipment with a net book value of $73,537 to Cambrex and the surrender of a security deposit held by Cambrex. The gain on the sale of the equipment of $26,463 is included in Grant revenue and other on

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (unaudited)
                                   (continued)

the income statement during the quarter ended December 31, 2002. Unpaid principal began accruing interest on November 16, 2002 and carries an interest rate of the Prime Rate plus 3%. This amendment extended the maturity date to January 2, 2004. Prior to this amendment, the note was due January 2, 2003. In addition, the agreement requires the Company to pay $150,000 on the note from its next financing agreement and 10% of all other future financing transactions, including draws on the equity line-of-credit. There are also conversion features allowing Cambrex to convert either all or part of the note into shares of the Company's common stock. The stock can be converted at a price no lower than $0.22 per share.

In April 2001, the Company signed an equity line of credit agreement with Paul Revere Capital with up to $10,000,000 of funding prior to June 22, 2003. During this twenty-four month period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Paul Revere Capital Partners and they will be obligated to purchase the shares. The Company may request a drawdown once every 22 trading days, although the Company is under no obligation to request any drawdowns under the equity line of credit. If CEL-SCI maintains a balance of less than $1,000,000 in its bank account in any month, it may draw down the maximum amount allowable for such month under its equity line of credit. If CEL-SCI maintains a balance greater than $1,000,000 in its bank account in any month, it may only draw down a maximum of $235,000 per month. During the three-month period ending December 31, 2002, the Company sold 1,455,280 shares of common stock to Paul Revere Capital for net proceeds of $287,636. During the three-month period ending December 31, 2001, the Company sold 277,684 shares of common stock for proceeds of $298,895 to Paul Revere Capital.

D.     SUBSEQUENT EVENT

In January 2003, CEL-SCI entered into an agreement to sell convertible notes, plus Series H warrants, to a group of private investors for proceeds of $1,350,000 less transaction costs. In January 2003, the Company received proceeds of $600,000, less transaction costs of $53,260. In November, the Company received a $25,000 advance from one of the investors, which was paid back from the initial proceeds. The notes bear interest at 7% per year, are due and payable on January 7, 2005 and are secured by substantially all of CEL-SCI's assets. Interest is payable quarterly with the first interest payment due on April 1, 2003. If CEL-SCI fails to make any interest payment when due, the notes will become immediately due and payable. At the holder's option the notes are convertible into shares of CEL-SCI's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the Conversion Price. The Conversion price is 76% of the average of the three lowest daily trading prices of CEL-SCI's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date. If CEL-SCI sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable Conversion Price or the market price of its common stock, the Conversion price may be subject to adjustment. The conversion price may not be less than $0.16. However, if CEL-SCI's common stock trades for less than $0.21 per share for a period of 20 consecutive trading days, the $0.16 minimum price will no longer be applicable.

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2002 AND 2001
                                   (unaudited)
                                   (continued)


The Series H warrants allow the holders to purchase up to 1,100,000 shares of CEL-SCI's common stock at a price of $0.25 per share at any time prior to January 7, 2010. If CEL-SCI sells any additional shares of common stock, or any securities convertible into common stock, at a price below the then applicable warrant exercise price or the market price of CEL-SCI's common stock, the warrant exercise price and the number of shares of common stock issuable upon the exercise of the warrant may be subject to adjustment.

In connection with the agreement, officers and directors of CEL-SCI may not sell any shares of common stock until 25 days after a registration statement has been declared effective; provided, however, that such shares of common stock are registered pursuant to an effective registration statement under the Securities Act of 1933, as amended or can be sold pursuant to Rule 144 promulgated under the Act.

CEL-SCI has filed a registration statement with the Securities and Exchange Commission in order to register the shares of common stock to be issued to the Series H holders upon the conversion of the Series H notes or the exercise of the Series H warrants. The remaining proceeds of $750,000 are expected to be received upon the effective date of the registration statement.

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

In June 2000, the Company entered into an agreement with Cambrex Bioscience, Inc. ("Cambrex") whereby Cambrex agreed to provide the Company with a facility which will allow the Company to manufacture Multikine in accordance with the Good Manufacturing Practices regulations of the FDA. Company personnel will staff this facility. The Company has the right to extend the term of its agreement with Cambrex until December 31, 2006. In November 2001, the Company gave a promissory note to Cambrex. The promissory note was in the principal amount of $1,172,517 and represented the cost of the Company's use of the Cambrex manufacturing facility for November and December 2001 and through January 10, 2002. Pursuant to an amendment to the agreement in December 2002, the remaining balance at December 31, 2002 is $947,517. This amendment extended the maturity date to January 2, 2004. Prior to this amendment, the note was due January 2, 2003. Payment of $225,000 was made in December 2002 by the sale of certain equipment to Cambrex and the surrender of a security deposit held by Cambrex. Unpaid principal will begin accruing interest on November 16, 2002 and carries an interest rate of the Prime Rate plus 3%. Accrued interest at December 31, 2002 totals $8,587. In addition, the agreement requires the Company to pay $150,000 on the note from its next financing agreement and 10% of all other future financing transactions, including draws on the equity line-of-credit. There are also conversion features allowing Cambrex to convert either all or part of the note into shares of the Company's common stock. The stock can be converted at a price no lower than $0.22 per share.

In April 2001, the Company signed an equity line of credit agreement that allows the Company at its discretion to draw up to $10 million of funding prior to June 22, 2003. During this period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Paul Revere Capital Partners and Paul Revere Capital Partners will be obligated to purchase the shares. The Company may request a drawdown once every 22 trading days, although the Company is under no obligation to request drawdowns under the equity line of credit. During the 22 trading days following a drawdown request, the Company will calculate the number of shares it will sell to Paul Revere Capital Partners and the purchase price per share. The purchase price per share of common stock will be based on the daily volume weighted average price of the Company's common stock during each of the 22 trading days immediately following the drawdown date, less a discount of 11%.

In December 2001 and January 2002, the Company sold convertible notes, plus Series F warrants, to a group of private investors for $1,600,000. The notes bear interest at 7% per year, are due and payable on December 31, 2003 and are secured by substantially all of the Company's assets. Interest is payable quarterly except that the first interest payment was not due until July 1, 2002. If the Company fails to make any interest payment when due, the notes will become immediately due and payable.

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

The Series F warrants initially allowed the holders to purchase up to 960,000 shares of the Company's common stock at a price of $0.95 per share at any time prior to December 31, 2008. On January 17, 2002, the warrant exercise price, in accordance with the terms of the warrants, was adjusted to $0.65 per share. Every three months after January 17, 2002, the warrant exercise price will be adjusted to an amount equal to 110% of the Conversion Price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. As of December 31, 2002, the warrant exercise price is $0.153.

In July and September 2002, the Company sold convertible notes, plus Series G warrants, to a group of private investors for $1,300,000 less transaction costs of $177,370, of which $95,185 is included in deferred financing costs in the accompanying balance sheet as of December 31, 2002. The notes bear interest at 7% per year and will be due and payable September 9, 2004. Interest is payable quarterly beginning October 1, 2002. The notes are secured by substantially all of the Company's assets and contain certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders option the notes are convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price is 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. As of December 31, 2002, $740,000 of the notes had been converted into 4,850,896 shares of common stock. In addition, $177,463 of the discount had been amortized to interest expense.

Results of Operations

Grant revenues and other was lower during the three months ending December 31, 2002 due to the winding down of the project for which the Company receives grant money. Research and development expenses declined because the Company completed its current production of MULTIKINE(TM) during the first quarter. This supply will be used in future clinical trials. General and administrative expenses were higher because during the three months ended December 31, 2001, there was a reversal of a portion ($206,568) of a 2001 fiscal year charge of $593,472 resulting from a decline in the intrinsic value of the options repriced to employees. Interest income during the three months ending December 31, 2002 was less than it was during the same period in fiscal year 2001 as a result of the Company's smaller cash position and lower interest rates on interest bearing accounts. The interest expense of $495,938 is primarily a noncash item incurred to account for amortization of the discount and deferred financing costs related to the issuance of the convertible notes and the note payable to Cambrex.

New Accounting Pronouncements

In December 2002, the FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company will provide the required interim and annual disclosures beginning in the quarter ended March 31, 2003.

Critical Accounting Policies

The Company's significant accounting policies are more fully described in Note A to the financial statements. However certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the condensed consolidated financial statements are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on the Company's historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate. Our significant accounting policies include:

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

Convertible Notes - The Company initially offsets a portion of the convertible notes issued with a discount representing the relative fair value of the warrants and a beneficial conversion feature. This discount is amortized to interest expense over the period the notes are outstanding. The fair value of the warrants and the beneficial conversion discount are calculated based on available market data using appropriate valuation models. These valuations require that the Company make assumptions and estimates regarding the convertible notes and warrants. Management uses its judgment, as well as outside sources, to determine these assumptions and estimates.

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

Item 4. CONTROLS AND PROCEDURES

Geert R. Kersten, the Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a(c) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, within 90 days of the filing date of this quarterly report on Form 10Q. Based upon his evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors which could significantly affect these controls, since the date the controls were evaluated. There were no significant deficiencies or material weaknesses and, therefore, there were no corrective actions taken.

                                   PART II


Item 2.     Changes in Securities and Use of Proceeds

                None


Item 4.     Submission of Matters to a Vote of Security Holders

                None


Item 6.

      (a)    Exhibits
              No exhibits are filed with this report.

      (b)    Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter ended December 31, 2002.

                                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CEL-SCI CORPORATION


Date: February 14, 2003                   /s/ Geert R. Kersten
                                          ----------------------
                                          Geert Kersten
                                          Chief Executive Officer*



*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of CEL-SCI Corporation (the "Company") on Form 10-Q for the period ending December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Geert Kersten, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of the Company.




Date: February 14, 2003                   /s/ Geert R. Kersten
                                          -------------------------
                                          Geert Kersten
                                          Chief Executive Officer*




*Also signing in the capacity of the Chief Financial Officer.

                          CERTIFICATION PURSUANT TO THE
                               SARBANES-OXLEY ACT


I, Geert R. Kersten, The Chief Executive and Financial Officer of CEL-SCI Corporation, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of CEL-SCI Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the Evaluation Date); and

     c.   presented  in  this  quarterly   report  my   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


   Date:  February 14, 2003               /s/ Geert R. Kersten
                                         ----------------------
                                          Geert R. Kersten
                                          Chief Executive and Financial Officer