Form 10-Q
period 2003-03-31
CEL SCI CORP
filed 2003-05-20
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
   (X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

                                       OR

(  )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION



       Colorado                                         84-0916344
============================                    =======================
State or other jurisdiction                          (IRS) Employer
    incorporation                                 Identification Number

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

            Yes  X                    No __________


         Class of Stock           No. Shares Outstanding           Date
         --------------           ----------------------        ------------
           Common                      50,998,098               May 7, 2003



                                                            Page 1 of 29 pages

 TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1.                                                                 Page
                                                                        ----

Condensed Consolidated Balance Sheets (unaudited)                        3-4
Condensed Consolidated Statements of Operations (unaudited)              5-6
Condensed Consolidated Statements of Comprehensive Loss (unaudited)       7
Condensed Consolidated Statements of Cash Flow (unaudited)               8-10
Notes to Condensed Consolidated Financial Statements (unaudited)          11


Item 2.
      Management's Discussion and Analysis of Financial Condition         20
        and Results of Operations


Item 3.
      Quantitative and Qualitative Disclosures about Market Risks         23

Item 4.
      Controls and Procedures                                             24


PART II

Item 2.
      Changes in Securities and Use of Proceeds                           25

Item 4.
      Submission of Matters to a Vote of Security Holders                 25

Item 6.
      Exhibits and Reports on Form 8-K                                    26

      Signatures                                                          27

      Certifications                                                    28-29

 Item 1.   FINANCIAL STATEMENTS



                                CEL-SCI CORPORATION
                                -------------------
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                              ------------------------
                                       ASSETS
                                    (unaudited)

                                                      March 31,   September 30,
                                                        2003           2002
  CURRENT ASSETS:

    Cash and cash equivalents                       $1,483,208      $2,079,276
    Interest and other receivables                      24,393          31,477
    Prepaid expenses                                   384,629         452,123
    Deferred financing costs                           231,818         176,995
                                                       -------         -------

          Total Current Assets                       2,124,048       2,739,871

  RESEARCH AND OFFICE EQUIPMENT-
    Less accumulated depreciation
    of $1,960,310 and $2,027,225                       334,422         473,555

  DEPOSITS                                              14,828         139,828

  PATENT COSTS- less accumulated
      amortization of
      $670,236 and $641,711                            426,756         418,004
                                                       -------         -------

                 TOTAL ASSETS                       $2,900,054      $3,771,258
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

                                CEL-SCI CORPORATION
                                -------------------
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                             ------------------------
                                    (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                    (unaudited)


                                                      March 31,   September 30,
                                                        2003          2002

CURRENT LIABILITIES:
   Accounts payable                                   $750,146        $735,646
   Accrued expenses                                    119,526         148,812
   Due to officer/shareholder and employees            180,037          29,592
   Note payable                                        782,589       1,135,017
                                                      --------       ---------
        Total current liabilities                    1,832,298       2,049,067

 CONVERTIBLE DEBT, NET                                 281,490         639,288

 DEFERRED RENT                                          12,276          20,732
                                                      --------       ----------
        Total liabilities                            2,126,064       2,709,087

 STOCKHOLDERS' EQUITY
   Series E cumulative convertible redeemable
    preferred stock $.01 par value, $1,000
    liquidation value - authorized 6,288;
    issued and outstanding, 67 and 1,192 shares
    at March 31, 2003 and September 30, 2002,
    respectively                                             1              12
   Common stock, $.01 par value; authorized,
    100,000,000 shares; issued and outstanding,
    49,269,445 and 37,255,142 shares at March 31,
    2003 and September 30, 2002, respectively          492,694         372,551
   Additional paid-in capital                       83,178,491      80,871,758
   Accumulated deficit                             (82,897,196)    (80,182,150)
                                                   -----------      ----------

           Total stockholders' equity                  773,990       1,062,171
                                                    ----------     -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $2,900,054     $ 3,771,258
                                                    ==========     ===========


                See notes to condensed consolidated financial statements.

                                CEL-SCI CORPORATION
                                -------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         ---------------------------------
                                    (unaudited)

                                                      Six Months Ended March 31,
                                                         2003           2002

 REVENUES:
   Grant revenue and other                           $  135,642     $  221,651
                                                     ----------     ----------
 EXPENSES:
   Research and development                             935,988      3,371,336
   Depreciation and amortization                         95,933        112,858
   General and administrative                         1,180,859        817,264
                                                     ----------      ---------

                       Total Operating Expenses       2,212,780      4,301,458
                                                     ----------      ---------

 NET OPERATING LOSS                                  (2,077,138)    (4,079,807)

 INTEREST INCOME                                         28,950         47,643

 INTEREST EXPENSE                                      (666,858)      (826,368)
                                                     ----------      ---------
 NET LOSS                                            (2,715,046)    (4,858,532)

 ACCRUED DIVIDENDS ON PREFERRED STOCK                    (3,921)      (143,439)

 ACCRETION OF BENEFICIAL CONVERSION
 FEATURE ON PREFERRED STOCK                             (68,301)    (1,008,465)
                                                     ----------      ---------
 NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS       ($2,787,268)   ($6,010,436)
                                                     ==========     ==========
 NET LOSS PER COMMON SHARE (BASIC)                       ($0.06)        ($0.25)
                                                     ==========     ==========
  NET LOSS PER COMMON SHARE (DILUTED)                    ($0.06)        ($0.25)
                                                     ==========     ==========
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                44,852,886     23,975,508
                                                     ==========     ==========

                See notes to condensed consolidated financial statements.

                                CEL-SCI CORPORATION
                                -------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         ---------------------------------
                                    (unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                     2003            2002
 REVENUES:
   Grant revenue and other                      $    82,687        $   70,744
                                                -----------        ----------
 EXPENSES:
   Research and development                         424,681           933,120
   Depreciation and amortization                     48,507            56,332
   General and administrative                       482,403           252,642
                                                    -------         ---------
                       Total Operating Expenses     955,591         1,242,094
                                                    -------         ---------
 NET OPERATING LOSS                                (872,904)       (1,171,350)

 INTEREST INCOME                                     11,643            22,306

 INTEREST EXPENSE                                  (170,920)         (788,868)
                                                  ---------         ---------
 NET LOSS                                        (1,032,181)       (1,937,912)

 ACCRUED DIVIDENDS ON PREFERRED STOCK                (2,004)          (62,023)

 ACCRETION OF BENEFICIAL CONVERSION
 FEATURE ON PREFERRED STOCK                          (7,048)         (428,770)
                                                   --------          --------
 NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS   ($1,041,233)      ($2,428,705)
                                                 ==========        ==========
 NET LOSS PER COMMON SHARE (BASIC)                   ($0.02)           ($0.10)
                                                 ==========         =========
  NET LOSS PER COMMON SHARE (DILUTED)                ($0.02)           ($0.10)
                                                 ==========         =========
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                            47,737,996        25,178,159
                                                 ==========        ==========

                See notes to condensed consolidated financial statements.

                                CEL-SCI CORPORATION
                                -------------------
              CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                         ---------------------------------
                                    (unaudited)

                                                        Six Months Ended
                                                             March 31,
                                                      2003              2002

 NET LOSS                                         ($2,715,046)     ($4,858,532)
 OTHER COMPREHENSIVE LOSS -
    Unrealized loss on investments                          -              210
                                                   ----------       ----------
 COMPREHENSIVE LOSS                               ($2,715,046)     ($4,858,742)
                                                   ==========       ==========

                                                         Three Months Ended
                                                              March 31,
                                                      2003               2002

 NET LOSS                                         ($1,032,181)     ($1,937,912)
 OTHER COMPREHENSIVE LOSS -
    Unrealized loss on investments                          -                -
                                                   ----------        ---------
 COMPREHENSIVE LOSS                               ($1,032,181)     ($1,937,912)
                                                   ==========       ==========


            See notes to condensed consolidated financial statements.

                                CEL-SCI CORPORATION
                                -------------------
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                         ---------------------------------
                                    (unaudited)
                                                    Six Months Ended March 31,
                                                      2003             2002
CASH FLOWS FROM OPERATING
  ACTIVITIES:
NET LOSS                                         $(2,715,046)      $(4,858,532)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                       95,933           112,858
  Issuance of common stock for services              427,434           216,641
  Common stock contributed to 401(k) plan             22,124            42,761
  Stock bonus granted to officer                           -            75,071
  Repriced options                                         -          (593,472)
  Amortization of discount on note payable            37,500           112,500
  R&D expenses paid with note payable                      -           859,000
  Issuance of stock options for services
  Amortization of discount associated with
     convertible notes                               423,012           589,824
  Amortization of deferred financing costs           158,334            99,970
  Gain on sale of equipment                          (26,463)                -
  Impairment loss on abandonment of patents            8,432             5,816
  Impairment loss on retired equipment                 1,899                 -
  Realized loss on investments                             -            (2,758)
  Decrease (increase) in receivables                   7,084            (7,189)
  Decrease in prepaid expenses                        67,494           477,393
  Decrease in deferred rent                           (8,456)           (3,335)
  Increase in accrued expenses                        42,261            23,309
  Increase in amount due to officer/shareholder
   & employees                                       150,445                 -
  (Decrease) increase in accounts payable            (19,489)          284,112
                                                  -----------       ----------
NET CASH USED IN OPERATING ACTIVITIES             (1,327,502)       (2,566,031)
                                                  -----------       -----------

CASH FLOWS (USED IN) PROVIDED BY  INVESTING ACTIVITIES:
  Sales of investments                                     -           593,594
  Purchase of research and office equipment                -           (14,606)
  Patent costs                                       (30,679)           (5,039)
                                                    ---------         ---------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES  (30,679)          573,949
                                                    ---------         ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Cash proceeds from issuance of common stock              -           150,000
  Cash proceeds from drawdown on equity line         395,000           940,694
  Cash proceeds from exercise of warrants             22,950                 -
  Proceeds from short term loan                       25,000                 -
  Payments on short term loan                        (25,000)                -
  Payments on note payable                          (164,927)                -
  Proceeds from convertible notes                    600,000         1,600,000
  Transaction costs related to convertible notes     (90,910)         (276,410)
                                                     --------        ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES            762,113         2,414,284
                                                     --------        ----------
NET (DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS                                   (596,068)          422,202

CASH AND CASH EQUIVALENTS:
  Beginning of period                              2,079,276         1,783,990
                                                   ---------         ----------

  End of period                                   $1,483,208        $2,206,192
                                                  ==========      =============
                                                                     (continued)

See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                        ---------------------------------
                                   (unaudited)
                                  (continued)
                                                    Six Months Ended March 31,
                                                      2003             2002


SUPPLEMENTAL INFORMATION ON NONCASH TRANSACTIONS
Accrual of dividends on preferred stock:
Increase in accrued expenses                       $  3,921         $143,439
Decrease in additional paid-in capital               (3,921)        (143,439)
                                                   ---------        ---------
                                                   $      -         $      -
                                                    ========        =========
Common stock issued in lieu of cash dividends:
Decrease in accrued expenses                       $(53,692)        $(46,229)
Increase in common stock                                496         $    426
Increase in additional paid-in capital               53,196           45,803
                                                   ---------        ---------
                                                   $      -         $      -
                                                   =========        =========

Conversion of preferred stock into common stock:
Decrease in preferred stock                        $    (11)        $    (24)
Increase in common stock                              9,206           21,929
Decrease in additional paid-in capital               (9,195)         (21,905)
                                                    --------        ---------
                                                   $      -         $      -
                                                   =========        =========

Conversion of convertible notes into common stock:
Decrease in convertible notes                     $(970,000)       $(443,497)
Increase in common stock                             65,970            8,332
Increase in additional paid-in capital              904,030          435,165
                                                  ---------         --------
                                                  $       -        $       -
                                                  =========        =========

Changes in unearned compensation for variable options:
Decrease in additional paid-in capital            $       -        $  18,234
Decrease in unearned compensation                         -          (18,234)
                                                  ---------        ---------
                                                  $       -        $       -
                                                  =========        =========

Accretion for the beneficial conversion on
 preferred stock:
Increase in additional paid-in capital            $  68,301      $ 1,008,465
Decrease in additional paid-in capital              (68,301)      (1,008,465)
                                                  ----------      -----------
                                                  $       -      $         -
                                                  ==========     ============

Surrender of deposit and sale of equipment
 to reduce note payable:
Decrease in deposits                              $ 125,000      $         -
Decrease in equipment, net                          100,000                -
Decrease in note payable                           (225,000)               -
                                                  ----------     -----------
                                                  $       -      $         -
                                                  ==========     ===========

Deferred financing costs for new convertible
 notes included in
accounts payable:
Increase in accounts payable                      $  14,570      $         -
Increase in deferred financing costs                (14,570)               -
                                                  ----------     -----------
                                                  $       -      $         -
                                                  ==========    ============
Issuance of convertible debt with warrants
 and beneficial conversion:
Decrease in convertible debt                      $(600,000)     $(1,600,000)
Increase in additional paid-in capital              600,000        1,600,000
                                                  ----------     -----------
                                                  $       -      $         -
                                                  ===========    ===========

                                                                       continued

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                        ---------------------------------
                                   (unaudited)
                                  (continued)
                                                    Six Months Ended March 31,
                                                      2003             2002

Deferred warrant costs on convertible notes:
Increase deferred financing costs                   $107,677        $      -
Increase additional paid-in capital                 (107,677)              -
                                                    --------        --------
                                                    $      -        $      -
                                                    ========        ========

Interest expense paid for with common stock:
Decrease in accrued expenses                       $ (10,229)       $      -
Increase in common stock                                 636               -
Increase in additional paid-in capital                 9,593               -
                                                   $       -        $      -
Patent costs included in accounts payable:
Increase in accounts payable                       $  19,419        $ 12,937
Increase in patent costs                             (19,419)        (12,937)
                                                   ---------        ---------
                                                   $       -        $      -
                                                   =========        ========



                                                                       concluded
See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

              THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (unaudited)



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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of March 31, 2003 and the results of operations for the three and six-month period then ended. The condensed consolidated balance sheet as of September 30, 2002 is derived from the September 30, 2002 audited consolidated financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the three and six-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

      Significant accounting policies are as follows:

      Principles of Consolidation--The consolidated financial statements include the accounts of CEL-SCI Corporation and its wholly owned subsidiary, Viral Technologies, Inc. All intercompany transactions have been eliminated upon consolidation.

      Reclassifications--Certain reclassifications have been made to the March 31, 2002 financial statements to conform with the current period presentation.

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

                                   CEL-SCI CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                       (unaudited)
                                       (continued)



      Prepaid Expenses--The majority of prepaid expenses consist of bulk purchases of laboratory supplies to be consumed in the manufacturing of the Company's product for clinical studies.

      Deferred Financing Costs--Deferred financing costs are capitalized and expensed over the period the notes are outstanding or on a pro-rata basis as the notes are converted.

     Research and Office Equipment--Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the terms of the lease. Repairs and maintenance are expensed when incurred. During the three and six month periods ended March 31, 2003, the Company retired equipment with a net book value of $1,899 and such amount is included in general and administrative expenses. There were no retirements of equipment during the three and six month periods ended March 31, 2002.

     Patents--Patent expenditures are capitalized and amortized using the straight-line method over 17 years. In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the six month periods ended March 31, 2003 and 2002, the Company recorded patent impairment charges of $8,432 and $5,816 respectively for the net book value of patents abandoned during the periods and such amount is included in general and administrative expenses. During the three month periods ended March 31, 2003 and 2002, the Company recorded patent impairment charges of $8,432 and $0 respectively.

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

                                   CEL-SCI CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                       (unaudited)
                                       (continued)

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

      New Accounting Pronouncements--In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after

                                   CEL-SCI CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                       (unaudited)
                                       (continued)


     December  15,  2002.   The  Company  has  provided  the  required   interim
     disclosures in Note D.

     In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies accounting for derivative instruments, including certain derivative  instruments  embedded  in  other  contracts,  and  for  hedging activities  under SFAS 133.  The  amendments  set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. Statement 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not expect that the adoption of this pronouncement will have a material effect on the financial position, results of operations or cash flows of the Company.

B.    STOCKHOLDERS' EQUITY

      During the six months ended March 31, 2002, the Company issued 150,000 units at $1.00 to a private investor. Each unit consists of one share of common stock and 1/2 warrant. Each warrant allows the holder to purchase one share of common stock at $1.50 per share at any time prior to October 5, 2004. Also during the six-month period, 75,071 shares of common stock were issued to an employee from the Company's stock bonus plan. Neither of these transactions took place during the three month period ended March 31, 2002.

     In addition, during the six-month periods ended March 31, 2003 and 2002, the Company issued stock for services to both employees and outsiders with a fair value of $427,434 and $216,641, respectively. During the three month period ended March 31, 2003 and 2002, the stock issued for services had a fair value of $160,252 and $110,764 respectively.

      During August 2001, three private investors exchanged shares of the Company's common stock and remaining Series D Warrants, which they owned, for 6,288 shares of the Company's Series E Preferred Stock. These investors also exchanged their Series A and Series C warrants from prior offerings for new Series E warrants. The preferred shares are entitled to receive cumulative annual dividends in an amount equal to $60 per share and have liquidation preferences equal to $1,000 per share. Each Series E Preferred share is convertible into shares of the Company's common stock on the basis of one Series E Preferred share for shares of common stock equal in number to the amount determined by dividing $1,000 by the lesser of $5 or 93% of the average closing bid prices of the Company's common stock for the 5 days prior to the date of each conversion notice. The lowest price at which the Series E Preferred stock can be converted is $1.08. The Series E Preferred stock has no voting rights and is redeemable at the Company's option at a price of 120% plus accrued dividends until August 2003, when the redemption price will be fixed at 100%. There were 67 shares of preferred stock remaining at March 31, 2003. During the six months ended March 31, 2003, 1,016 preferred shares were converted into 927,501 shares of common stock.

                                   CEL-SCI CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                       (unaudited)
                                       (continued)

     In addition, dividends were converted into an additional 49,558 shares of common stock. There were no conversions of preferred shares during the three months ended March 31, 2003 nor were there any dividends converted into shares of common stock.

C.    FINANCING TRANSACTIONS

      In December 2001, the Company agreed to sell redeemable convertible notes and Series F warrants, to a group of private investors for proceeds of $1,600,000, less transaction costs of $276,410. All of the deferred financing costs have been expensed to interest expense at March 31, 2003. The notes bore interest at 7% per year and were due and payable December 31, 2003. The notes were secured by substantially all of the Company's assets and contained certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. The notes were convertible into shares of the Company's common stock at the holder's option determinable by dividing each $1,000 of note principal by 76% of the average of the three lowest daily trading prices of the


     Company's common stock on the American Stock Exchange during the twenty trading days immediately prior to the closing date. In addition, the notes were required to be redeemed by the Company at 130% upon certain occurrences. As of November 30, 2002, all of the notes were converted into 6,592,461 shares of common stock. The Series F warrants allow the holders to purchase up to 960,000 shares of the Company's common stock at a price equal to 110% of the closing price per share at any time prior to the date which is seven years after the closing of the transaction. The warrant price is adjustable if the Company sells any additional shares of its common stock or convertible securities for less than fair market value or at an amount lower than the exercise price of the Series F warrants. The warrant price is adjusted every three months to an amount equal to 110% of the conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. The warrant price is currently $0.153. During the six-month period ending March 31, 2003, 150,000 warrants were exercised for proceeds of $22,950. As of March 31, 2003, 705,500 warrants remain outstanding.

      In July and September 2002, the Company sold convertible notes, plus Series G warrants, to a group of private investors for $1,300,000 less transaction costs of $177,370, of which $33,137 is included in deferred financing costs in the accompanying balance sheet as of March 31, 2003. The notes bear interest at 7% per year and will be due and payable September 9, 2004. Interest is payable quarterly beginning October 1, 2002. The notes are secured by substantially all of the Company's assets and contain certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders' option the notes are convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price is 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. As of March 31, 2003, $880,000 of the notes had been converted into 5,895,060 shares of common stock. In addition, $327,807 of the discount had been amortized to interest expense. The Series G warrants allow the holders to purchase up to 900,000 shares of the Company's common stock at a price equal to 110% of the conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. The warrant price is currently $0.145. As of March 31, 2003, all warrants remain outstanding.

                                   CEL-SCI CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                       (unaudited)
                                       (continued)

     In January 2003, the Company sold convertible notes, plus Series H warrants, to a group of private investors for $1,350,000 less transaction costs of approximately $100,570, of which $90,094 is included in deferred financing costs in the accompanying balance sheet as of March 31, 2003. The first funds, totaling $600,000, were received in January and the balance of $750,000 will be received when the registration statement filed with the SEC to register shares associated with the Series H notes and warrants becomes effective. The notes bear interest at 7% per year and will be due and payable January 7, 2005. Interest will be payable quarterly beginning on April 7, 2003. The notes are secured by substantially all of the Company's assets and contain certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders' option the notes are convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price is 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. As of March 31, 2003, none of the notes had been converted. The Series H warrants allow the holders to purchase up to 1,100,000 shares of the Company's common stock at a price equal to 110% of the conversion price on such date, provided that that adjusted price is lower than the warrant exercise price on that date. The warrant exercise price is currently $0.25. See Note F for subsequent event disclosure.

     On November 15, 2001, the Company signed an agreement with Cambrex Bioscience, Inc. ("Cambrex") in which Cambrex provided manufacturing space and support to the Company during November and December 2001 and through January 10, 2002. In exchange, the Company signed a note with Cambrex to pay a total of $1,172,517 to Cambrex. Pursuant to an amendment to the agreement in December 2002, which extended the original maturity date from January 2, 2003 to January 2, 2004, the remaining balance at March 31, 2003 is $782,589. Payment of $225,000 was made in December 2002 by the sale of certain equipment to Cambrex and the surrender of a security deposit held by Cambrex. Unpaid principal began accruing interest on November 16, 2002 and carries an interest rate of the prime rate plus 3%. Accrued interest at March 31, 2003 totals $23,225. In addition, the agreement required the Company to pay $150,000 on the note from its next financing agreement and 10% of all other future financing transactions, including draws on the equity line of credit. There are also conversion features allowing Cambrex to convert either all or part of the note into shares of the Company's common stock. The stock can be converted at a price no lower than $0.22 per share. Pursuant to the agreement, the Company made payments during the quarter ended March 31, 2003 totaling $164,927, which includes $150,000 paid in January 2003 and payments related to equity line draws of $14,927. The payments on the note during the six month period ended March 31, 2003 totaled $389,927. As of March 31, 2003, there have been no conversions to common stock.

     In April 2001, the Company signed an equity line of credit agreement with Paul Revere Capital with up to $10,000,000 of funding prior to June 22, 2003. During this twenty-four month period, the Company may request a

                               CEL-SCI CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                       (unaudited)
                                       (continued)

     drawdown under the equity line of credit by selling shares of its common stock to Paul Revere Capital Partners and they will be obligated to purchase the shares. The Company may request a drawdown once every 22 trading days, although the Company is under no obligation to request any drawdowns under the equity line of credit. If CEL-SCI maintains a balance of less than $1,000,000 in its bank account in any month, it may draw down the maximum amount allowable for such month under its equity line of credit. If CEL-SCI maintains a balance greater than $1,000,000 in its bank account in any month, it may only draw down a maximum of $235,000 per month. During the six-month period ended March 31, 2003, the Company sold 2,075,107 shares of common stock to Paul Revere Capital for net proceeds of $395,000. During the six-month period ended March 31, 2002, the Company sold 1,072,311 shares of common stock for proceeds of $940,694 to Paul Revere Capital. During the three-month period ended March 31, 2003 and 2002, 619,827 shares of common stock were sold for $107,364 and 794,627 shares of common stock were sold for $641,799, respectively.

D.    EMPLOYEE OPTIONS

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

                                                      Six Months Ended
                                               March 31, 2003    March 31, 2002

      Net loss:

      Net loss, as reported                      $(2,715,046)     $(4,858,532)

      Add:  Reversal of compensation
      expense for stock-based performance
      awards included in reported net loss,
      net of related tax effects                           0         (593,472)

      Add:  Total stock-based
      employee compensation expense
      determined under fair-value-based
      method for all awards, net of
      related tax effects                           (573,350)        (626,650)
                                                  ----------         --------

      Pro forma net loss                         $(3,288,396)     $(6,078,654)
                                                 ===========      ===========

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (unaudited)
                                   (continued)

      Net loss per common share, basic and diluted:

            As reported                          $    (0.06)      $    (0.25)
                                                 ==========       ==========
            Pro forma                            $    (0.07)      $    (0.30)
                                                 ==========       ==========


                                                     Three Months Ended
                                              March 31, 2003   March 31, 2002
                                              --------------   --------------

      Net loss:

      Net loss, as reported                     $(1,032,181)     $(1,937,132)

      Add:  Reversal of compensation expense for
      stock-based performance awards
      included in reported net loss,
      net of related tax effects                          0         (386,904)

      Add:  Total stock-based
      employee compensation expense
      determined under fair-value-based
      method for all awards, net of
      related tax effects                          (289,051)        (321,162)
                                                   --------         --------

      Pro forma                                 $(1,321,232)     $(2,645,198)
                                                ===========      ===========

      Net loss per common share:

            As reported                         $     (0.02)     $     (0.10)
                                                ===========      ===========
            Pro forma                           $     (0.03)     $     (0.12)
                                                ===========      ===========

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option -pricing model with risk volatilities ranging from 90-103%, risk-free interest rate ranging from 4.10 to 6.69% and the expected life of the options is 5 years.

                                   CEL-SCI CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE AND SIX MONTHS ENDED MARCH 31, 2003 AND 2002
                                       (unaudited)
                                       (continued)

E.    OPERATIONS AND FINANCING

      The Company has incurred significant costs since its inception in connection with the acquisition of an exclusive worldwide license to certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities, and clinical trials. The Company has funded such costs with proceeds realized from the public and private sale of its common and preferred stock. The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts. The Company expects to receive additional funding from private investors subsequent to March 31, 2003; however, there can be no assurances that the Company will be able to raise additional capital or obtain additional financing. To date, the Company has not generated any revenue from product sales. The ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain. The Company plans to seek continued funding of the Company's development by raising additional capital. In fiscal year 2002 and for the six month period ended March 31, 2003, the Company reduced its discretionary expenditures. If necessary, the Company plans to further reduce discretionary expenditures in fiscal year 2003; however, such reductions would further delay the development of the Company's products. It is the opinion of management that sufficient funds will be available from external financing and additional capital and/or expenditure reductions in order to meet the Company's liabilities and commitments as they come due during fiscal year 2003. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

F.    SUBSEQUENT EVENTS

      The Company received two grants in April 2003 and one in May 2003. The first, totaling $1.1 million and announced on April 4, 2003, was awarded by the United States government to Northeastern Ohio Universities College of Medicine and CEL-SCI Corporation. It is intended to support the development of the Company's new compound, CEL-1000, as a possible treatment for viral encephalitis, a potentially lethal inflammation of the brain. The grant was awarded following a peer review process and will fund pre-clinical studies leading up to toxicology studies. The grant is for a period of three years. The second grant, announced on April 23, 2003, is a Phase I Small Business Innovation Research (SBIR) grant from the National Heart, Lung and Blood Institute (NHLBI), National Institutes of Health
      (NIH), in the amount of $134,000 for the further development of a potential treatment for autoimmune myocarditis, a heart disease. The work will be done in conjunction with scientists at Johns Hopkins Medical Institutions in Baltimore, Maryland. The third grant was announced on May 7, 2003. This grant for $162,000 is a Phase I SBIR grant from the National Institutes of Allergy and Infectious Diseases (NIAID), NIH for the further development of CEL-1000 against Herpes Simplex.

      The Series H note and warrant agreement originally allowed the Company 90 days to have a registration statement to register the shares associated with the notes and warrants go effective. On May 8, 2003, the Company and the holders amended the note and warrant purchase agreement to extend the registration statement filing period from 90 days to 180 days, thereby curing the event of default.

                               CEL-SCI CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company has had only limited revenues from operations since its inception in March 1983. The Company has relied upon proceeds realized from the public and private sale of its Common Stock and convertible notes as well as short-term borrowings to meet its funding requirements. Funds raised by the Company have been expended primarily in connection with the acquisition of exclusive rights to certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, the funding of Viral Technologies, Inc.'s (VTI) research and development program, patent applications, the repayment of debt, the continuation of Company-sponsored research and development and administrative costs, and the construction of laboratory facilities. Inasmuch as the Company does not anticipate realizing significant revenues until such time as it enters into licensing arrangements regarding its technology and know-how or until such time it receives permission to sell its product (which could take a number of years), the Company is mostly dependent upon borrowings and the proceeds from the sale of its securities to meet all of its liquidity and capital resource requirements.

In June 2000, the Company entered into an agreement with Cambrex Bioscience, Inc. ("Cambrex") whereby Cambrex agreed to provide the Company with a facility which will allow the Company to manufacture Multikine in accordance with the Good Manufacturing Practices regulations of the FDA. Company personnel will staff this facility. The Company has the right to extend the term of its agreement with Cambrex until December 31, 2006. In November 2001, the Company gave a promissory note to Cambrex. The promissory note was in the principal amount of $1,172,517 and represented the cost of the Company's use of the Cambrex manufacturing facility for November and December 2001 and through January 10, 2002. Pursuant to an amendment to the agreement in December 2002, which extended the original maturity date from January 2, 2003 to January 2, 2004, the remaining balance at March 31, 2003 is $782,589. Payment of $225,000 was made in December 2002 by the sale of certain equipment to Cambrex and the surrender of a security deposit held by Cambrex. Unpaid principal began accruing interest on November 16, 2002 and carries an interest rate of the prime rate plus 3%. Accrued interest at March 31, 2003 totals $23,225. In addition, the agreement required the Company to pay $150,000 on the note from its next financing agreement and 10% of all other future financing transactions, including draws on the equity line-of-credit. There are also conversion features allowing Cambrex to convert either all or part of the note into shares of the Company's common stock. The stock can be converted at a price no lower than $0.22 per share. Pursuant to the agreement, the Company made payments during the quarter ended March 31, 2003 totaling $164,927, which includes $150,000 paid in January 2003 and payments related to equity line draws of $14,927. As of March 31, 2003, there have been no conversions to common stock.

In April 2001, the Company signed an equity line of credit agreement that allows the Company at its discretion to draw up to $10 million of funding prior to June 22, 2003. During this period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Paul Revere Capital Partners and Paul Revere Capital Partners will be obligated to purchase the shares. The Company may request a drawdown once every 22 trading days, although the Company is under no obligation to request drawdowns under the equity line of credit. During the 22 trading days following a drawdown request, the Company will calculate the number of shares it will sell to Paul Revere Capital Partners and the purchase price per share. The purchase price per share of common stock will be based on the daily volume weighted average price of the Company's common stock during each of the 22 trading days immediately following the drawdown date, less a discount of 11%. During the six-month period ended March 31, 2003, the Company sold 2,075,107 shares of common stock to Paul Revere Capital for net proceeds of $395,000. During the six-month period ended March 31, 2002, the Company sold 1,072,311 shares of common stock for proceeds of $940,694 to Paul Revere Capital. During the three-month period ended March 31, 2003 and 2002, 619,827 shares of common stock were sold for $107,364 and 794,627 shares of common stock were sold for $641,799, respectively.

In December 2001 and January 2002, the Company sold convertible notes, plus Series F warrants, to a group of private investors for $1,600,000. The notes bear interest at 7% per year, are due and payable on December 31, 2003 and are secured by substantially all of the Company's assets. Interest is payable quarterly and the first interest payment was not due until July 1, 2002. If the Company fails to make any interest payment when due, the notes will become immediately due and payable. As of November 30, 2002, all notes have been converted into 6,592,461 shares of the Company's common stock.

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

The Series F warrants initially allowed the holders to purchase up to 960,000 shares of the Company's common stock at a price of $0.95 per share at any time prior to December 31, 2008. On January 17, 2002, the warrant exercise price, in accordance with the terms of the warrants, was adjusted to $0.65 per share. Every three months after January 17, 2002, the warrant exercise price will be adjusted to an amount equal to 110% of the Conversion Price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. As of March 31, 2003, the warrant exercise price is $0.153.

In July and September 2002, the Company sold convertible notes, plus Series G warrants, to a group of private investors for $1,300,000 less transaction costs of $177,370, of which $33,137 is included in deferred financing costs in the accompanying balance sheet as of March 31, 2003. The notes bear interest at 7% per year and will be due and payable September 9, 2004. Interest is payable quarterly beginning October 1, 2002. The notes are secured by substantially all of the Company's assets and contain certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders' option the notes are convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price is 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. As of March 31, 2003, $880,000 of the notes had been converted into 5,895,060 shares of common stock. In addition, $327,807 of the discount had been amortized to interest expense.

In January 2003, the Company sold convertible notes, plus Series H warrants, to a group of private investors for $1,350,000 less transaction costs of approximately $100,570, of which $90,094 is included in deferred financing costs in the accompanying balance sheet as of March 31, 2003. The first funds, totaling $600,000 were received in January and the balance of $750,000 will be received as soon as the registration statement filed with the SEC becomes effective. The notes bear interest at 7% per year and will be due and payable January 7, 2005. Interest will be payable quarterly. The notes are secured by substantially all of the Company's assets and contain certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders' option the notes are convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price is 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. As of March 31, 2003, none of the notes had been converted. The Series H warrants allow the holders to purchase up to 1,100,000 shares of the Company's common stock at a price equal to 110% of the conversion price on such date, provided that that adjusted price is lower than the warrant exercise price on that date. The warrant exercise price is currently $0.25.

Results of Operations

Grant revenues and other was lower during the three and six months ended March 31, 2003 due to the winding down of the project for which the Company receives grant money. Research and development expenses declined because the Company completed its current production of MULTIKINE(TM) during fiscal year 2002. General and administrative expenses were higher because during the three and six months ended March 31, 2002, there was a reversal of a 2001 fiscal year charge of $593,472 resulting from a decline in the intrinsic value of the options repriced to employees. Of this total, $386,904 of expense was reversed during the three-month period ended March 31, 2002. Interest income during the three and six months ended March 31, 2003 was less than it was during the same period in fiscal year 2002 as a result of the Company's smaller cash position and lower interest rates on interest bearing accounts. During the six months ended March 31, 2003 and 2002, the interest expense was $666,858 and $826,368, respectively. During the three months ended March 31, 2003 and 2002 the interest expense was $170,920 and $788,868, respectively. Interest expense for all periods presented is primarily a noncash item incurred to account for amortization of the discounts and deferred financing costs related to the issuance of the convertible notes and for interest expense on the note payable to Cambrex.

New Accounting Pronouncements

In December 2002, the FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company has provided the required interim disclosures in Note D.

In April 2003, the FASB issued SFAS No. 149 "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS
133. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted similarly. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics if a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. Statement 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This Statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. Management does not expect that the adoption of this pronouncement will have a material effect on the financing position, results of operations or cash flows of the Company.

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

Item 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a(c) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, within 90 days of the filing date of this quarterly report on Form 10Q. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes in the Company's internal controls or in other factors which could significantly affect these controls, since the date the controls were evaluated. There were no significant deficiencies or material weaknesses and, therefore, there were no corrective actions taken.

                                         PART II

Item 2.  Changes in Securities and Use of Proceeds

During three months ended March 31, 2003 the Company issued 808,215 shares of its common stock to officers, directors and employees in connection with its salary reduction program. The issuance of these securities was exempt under
Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. At the time of issuance, the persons who acquired these securities were all fully informed and advised about matters concerning the Company, including the Company's business, financial affairs and other matters. The shareholders acquired the securities for their own account. The shares acquired by the shareholders were "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission. No underwriters were involved with the issuance of these securities.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the Company's shareholders was held on March 31, 2003.

At the meeting the following persons were elected as directors for the upcoming year.

Name                             Votes For            Votes Withheld
-----------                     ------------          ---------------

Maximilian de Clara             42,823,464              1,088,229
Geert R. Kersten                43,210,037                701,656
Alexander G. Esterhazy          43,210,594                701,099
C. Richard Kinsolving           43,210,664                701,029
Peter Young                     43,210,914                700,779

At the meeting the following proposals were ratified by the shareholders.

1. The adoption of the Company's 2003 Incentive Stock Option Plan which provides that up to 2,000,000 shares of common stock may be issued upon the exercise of options granted pursuant to the Incentive Stock Option Plan.

2. The adoption of the Company's 2003 Non-Qualified Stock Option Plan which provides that up to 2,000,000 shares of common stock may be issued upon the exercise of options granted pursuant to the Non-Qualified Stock Option Plan.

3. The adoption of the Company's 2003 Stock Bonus Plan which provides that up to 500,000 shares of common stock may be issued to persons granted stock bonuses pursuant to the Stock Bonus Plan.

4. The approval of the issuance of such number of shares of common stock as may be required by the terms of convertible securities and warrants issued by the Company.

5. The appointment of Deloitte & Touche, LLP as the Company's independent accountants for the fiscal year ending September 30, 2003.

The following is a tabulation of votes cast with respect to these proposals:

                                  Votes
               ------------------------------------------       Broker
   Proposal          For          Against       Abstain       Non-Votes
--------------------------------------------------------------------------

  1.              7,433,538     2,700,272       141,687     33,636,196
  2.              7,354,332     2,717,278       203,887     33,636,196
  3.              7,426,215     2,727,685       121,597     33,636,196
  4.              8,058,730     1,979,153       237,614     33,636,196
  5.             43,585,028       217,859       101,406          7,400


Item 6.

      (a)  Exhibits
              No exhibits are filed with this report.

      (b)  Reports on Form 8-K

The Company filed one report on Form 8-K during the quarter ended March 31, 2003. The 8-K was filed on January 15, 2003, disclosing the terms of the sale of the Series H convertible notes and Series H warrants.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CEL-SCI CORPORATION


Date: May 19, 2003                        /s/ Geert Kersten
                                          ----------------------------
                                          Geert Kersten
                                          Chief Executive Officer*



*Also signing in the capacity of the Chief Financial Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                   SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of CEL-SCI Corporation (the "Company") on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Geert Kersten, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of the Company.




Date: May 19, 2003                        /s/ Geert Kersten
                                          ----------------------------
                                          Geert Kersten
                                          Chief Executive Officer*




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


   Date:  May 19, 2003                    /s/ Geert R. Kersten
                                          ---------------------------
                                          Geert R. Kersten
                                          Chief Executive and Financial Officer