Form 10-Q
period 2003-06-30
CEL SCI CORP
filed 2003-08-14
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

                                       OR

( )           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION



Colorado                                                84-0916344
----------                                             ------------
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

            Yes ____X_____                      No __________
                    -

      Class of Stock           No. Shares Outstanding             Date
      --------------           ----------------------             ----
        Common                      60,321,122                August 5, 2003



                 Page 1 of 30 pages

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1.                                                                 Page
                                                                        ----

      Condensed Consolidated Balance Sheets (unaudited)                     3-4
      Condensed Consolidated Statements of Operations (unaudited)           5-6
      Condensed Consolidated Statements of Comprehensive Loss (unaudited)     7
      Condensed Consolidated Statements of Cash Flow (unaudited)           8-10
      Notes to Condensed Consolidated Financial Statements (unaudited)       11


Item 2.
      Management's Discussion and Analysis of Financial Condition            22
        and Results of Operations


Item 3.
      Quantitative and Qualitative Disclosures about Market Risks            26

Item 4.
      Controls and Procedures
26


PART II

Item 2.
      Changes in Securities and Use of Proceeds                              27

Item 4.
      Submission of Matters to a Vote of Security Holders                    27

Item 6.
      Exhibits and Reports on Form 8-K                                       27

      Signatures                                                             28

      Certifications                                                      29-30

Item 1.   FINANCIAL STATEMENTS




                              CEL-SCI CORPORATION
                              -------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            ------------------------
                                     ASSETS
                                  (unaudited)

                                                    June 30,       September 30,
                                                      2003              2002
                                                --------------------------------
 CURRENT ASSETS:

   Cash and cash equivalents                     $ 1,707,182       $ 2,079,276
   Interest and other receivables                     36,142            31,477
   Prepaid expenses                                  355,714           452,123
   Deposits                                           14,828           139,828
   Deferred financing costs                          170,011           176,995
                                                --------------------------------

         Total Current Assets                      2,283,877         2,879,699

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation
   of $1,963,548 and $2,027,225                      303,774           473,555

 PATENT COSTS- less accumulated
     amortization of
     $686,045 and $641,711                           421,022           418,004
                                                --------------------------------

                TOTAL ASSETS                     $ 3,008,673       $ 3,771,258
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

                              CEL-SCI CORPORATION
                              -------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            ------------------------
                                  (continued)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                                  (unaudited)

                                                     June 30,      September 30,
                                                       2003            2002
                                                 -------------------------------
 CURRENT LIABILITIES:
   Accounts payable                              $   517,731       $   735,646
   Accrued expenses                                  111,159           148,812
   Due to officer/shareholder and employees          203,003            29,592
   Note payable - Cambrex, net of discount           637,566         1,135,017
   Note payable - Covance                            199,928                 -
                                                 -------------------------------

        Total current liabilities                  1,669,387         2,049,067

 CONVERTIBLE NOTES, NET                              105,702           639,288

 DEFERRED RENT                                         8,521            20,732
                                                 -------------------------------

                    Total liabilities              1,783,610         2,709,087

 STOCKHOLDERS' EQUITY
   Series E cumulative convertible redeemable
preferred stock $.01 par value, $1,000
liquidation value - authorized 6,288;
issued and outstanding, 39 and 1,192 shares
at June 30, 2003 and September 30, 2002,
respectively                                               -                12
   Common stock, $.01 par value; authorized,
100,000,000 shares; issued and outstanding,
58,445,795 and 37,255,142 shares at June 30,
2003 and September 30, 2002, respectively            584,458           372,551
   Additional paid-in capital                     85,531,055        80,871,758
   Unearned compensation                            (230,690)                -
   Accumulated deficit                           (84,659,760)      (80,182,150)
                                                 -------------------------------

           Total stockholders' equity              1,225,063         1,062,171
                                                 -------------------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 3,008,673       $ 3,771,258
                                                 ===============================

                See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION
                              -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       ---------------------------------
                                  (unaudited)
                                                        Nine Months Ended
                                                             June 30,
                                                       2003              2002
                                                 -------------------------------
 REVENUES:
   Grant revenue and other                       $   197,520       $   307,974
                                                 -------------------------------

 EXPENSES:
   Research and development                        1,408,225         3,993,047
   Depreciation and amortization                     143,351           170,317
   General and administrative                      1,726,265         1,282,948
                                                 -------------------------------

                 Total Operating Expenses          3,277,841         5,446,312
                                                 -------------------------------

 NET OPERATING LOSS                               (3,080,321)       (5,138,338)

 INTEREST INCOME                                      40,707            68,831

 INTEREST EXPENSE                                 (1,437,996)       (1,900,504)
                                                 -------------------------------

 NET LOSS                                         (4,477,610)       (6,970,011)

 ACCRUED DIVIDENDS ON PREFERRED STOCK                 (5,844)         (177,464)

 ACCRETION OF BENEFICIAL CONVERSION
 FEATURE ON PREFERRED STOCK                          (74,577)       (1,262,397)
                                                 -------------------------------

 NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS    $(4,558,031)      $(8,409,872)
                                                 ===============================

 NET LOSS PER COMMON SHARE (BASIC)               $     (0.10)      $     (0.32)
                                                 ===============================

  NET LOSS PER COMMON SHARE (DILUTED)            $     (0.10)      $     (0.32)
                                                 ===============================

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                             47,914,264        26,508,757
                                                 ===============================

                See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION
                              -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       ---------------------------------
                                  (unaudited)
                                                       Three Months Ended
                                                             June 30,
                                                       2003              2002
                                                 -------------------------------
 REVENUES:
   Grant revenue and other                       $    61,878       $    86,323
                                                 -------------------------------

 EXPENSES:
   Research and development                          472,237           621,711
   Depreciation and amortization                      47,418            57,459
   General and administrative                        545,406           465,684
                                                 -------------------------------

             Total Operating Expenses              1,065,061         1,144,854
                                                 -------------------------------

 NET OPERATING LOSS                               (1,003,183)       (1,058,531)

 INTEREST INCOME                                      11,757            21,188

 INTEREST EXPENSE                                   (771,138)       (1,074,136)
                                                 -------------------------------

 NET LOSS                                         (1,762,564)       (2,111,479)

 ACCRUED DIVIDENDS ON PREFERRED STOCK                 (1,923)          (34,025)

 ACCRETION OF BENEFICIAL CONVERSION
 FEATURE ON PREFERRED STOCK                           (6,276)         (253,932)
                                                 -------------------------------

 NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS    $(1,770,763)      $(2,399,436)
                                                 ===============================

 NET LOSS PER COMMON SHARE (BASIC)               $     (0.03)      $     (0.08)
                                                 ===============================

  NET LOSS PER COMMON SHARE (DILUTED)            $     (0.03)      $     (0.08)
                                                 ===============================

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                             54,037,022        31,575,255
                                                 ===============================

                See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION
                              -------------------
             CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                       ---------------------------------
                                  (unaudited)

                                                       Nine Months Ended
                                                             June 30,
                                                     2003               2002
                                                 -------------------------------

 NET LOSS                                       $(4,477,610)       $(6,970,011)
 OTHER COMPREHENSIVE GAIN -
    Unrealized gain on investments                        -                210
                                                -----------        -----------

 COMPREHENSIVE LOSS                             $(4,477,610)       $(6,969,801)
                                                ===========        ===========

                                                        Three Months Ended
                                                             June 30,
                                                     2003               2002
                                                   ----------         ---------

 NET LOSS                                       $ (1,762,564)     $ (2,111,479)
 OTHER COMPREHENSIVE GAIN/LOSS -
    Unrealized gain/loss on investments                    -                 -
                                                ------------      ------------

 COMPREHENSIVE LOSS                             $ (1,762,564)     $ (2,111,479)
                                                ============      ============


            See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION
                              -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                       ---------------------------------
                                  (unaudited)
                                                          Nine Months Ended
                                                               June 30,
                                                      2003                2002
                                                      ------------------------
CASH FLOWS FROM OPERATING
  ACTIVITIES:
NET LOSS                                             $(4,477,610)  $(6,970,011)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                          143,351       170,317
  Issuance of common stock for services                  783,822       386,540
  Common stock contributed to 401(k) plan                 31,149        58,579
  Stock bonus granted to officer                               -        75,071
  Repriced options                                             -      (593,472)
  Amortization of discount on note payable                37,500       187,500
  R&D expenses paid with note payable                          -       859,000
  Issuance of stock options for services                     465             -
  Amortization of discount associated with
   convertible notes                                   1,035,762     1,434,993
  Amortization of discount associated with
   Cambrex note                                           45,640
  Amortization of deferred financing costs               250,759       247,905
  Gain on sale of equipment                              (26,463)            -
  Impairment loss on abandonment of patents                8,432         5,816
  Impairment loss on retired equipment                     1,899             -
  Realized gain on investments                                 -        (2,758)
  Increase in receivables                                 (4,665)      (17,392)
  Decrease  in prepaid expenses                           96,409       531,060
  Decrease in deferred rent                              (12,211)       (6,586)
  Increase in accrued expenses                            45,553        29,339
  Increase in amount due to
   officer/shareholder & employees                       173,411             -
  (Decrease) increase in accounts payable                (38,143)      259,760
                                               ---------------------------------
NET CASH USED IN OPERATING ACTIVITIES                 (1,904,940)   (3,344,339)
                                               ---------------------------------

CASH FLOWS (USED IN) PROVIDED BY  INVESTING
ACTIVITIES:
  Sales of investments                                         -       593,594
  Purchase of research and office equipment                 (285)      (14,710)
  Patent costs                                           (46,979)      (33,439)
                                               ---------------------------------
NET CASH (USED IN) PROVIDED BY INVESTING
ACTIVITIES                                               (47,264)      545,445
                                               ---------------------------------
CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES:
  Cash proceeds from issuance of common stock            500,000       150,000
  Cash proceeds from drawdown on equity line             725,000     1,325,692
  Cash proceeds from exercise of warrants                131,882        13,213
  Proceeds from short term loan                           25,000             -
  Payments on short term loan                            (25,000)            -
  Exercise of stock options                                2,200             -
  Payments on note payable                              (248,874)            -

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

                              CEL-SCI CORPORATION
                              -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                       ---------------------------------
                                  (unaudited)

                                  (continued)
                                                          Nine Months Ended
                                                               June 30,
                                                      2003                2002
                                                      ------------------------

  Proceeds from convertible notes                      600,000       1,600,000

  Transaction costs related to convertible
notes                                                 (130,098)       (309,410)
                                               ---------------------------------

NET CASH PROVIDED BY FINANCING ACTIVITIES            1,580,110       2,779,495
                                               ---------------------------------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (372,094)        (19,399)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                2,079,276       1,783,990
                                               ---------------------------------

  End of period                                    $ 1,707,182     $ 1,764,591
                                               =================================

SUPPLEMENTAL INFORMATION ON NONCASH TRANSACTIONS
Accrual of dividends on preferred stock:
Increase in accrued expenses                       $     5,844     $   177,464
Decrease in additional paid-in capital                  (5,844)       (177,464)
                                               ---------------------------------
                                                   $         -     $         -
                                               =================================

Common stock issued in lieu of cash dividends:
Decrease in accrued expenses                       $   (53,692)    $   (94,000)
Increase in common stock                                 2,460             867
Increase in additional paid-in capital                  51,232          93,133
                                               ---------------------------------
                                                   $         -     $         -
                                               =================================

Conversion of preferred stock into common
stock:
Decrease in preferred stock                        $       (11)    $      (40)
Increase in common stock                                 9,464         35,899
Decrease in additional paid-in capital                  (9,453)       (35,859)
                                               ---------------------------------
                                                   $         -     $         -
                                               =================================

Conversion of convertible notes into common stock:
Decrease in convertible notes                      $(1,690,000)    $(1,380,000)
Increase in common stock                               101,632          50,557
Increase in additional paid-in capital               1,588,368       1,329,443
                                               ---------------------------------
                                                   $         -     $         -
                                               =================================

Changes in unearned compensation for variable
options:
Decrease in additional paid-in capital             $         -     $    19,636
Decrease in unearned compensation                            -         (19,636)
                                               ---------------------------------
                                                   $         -     $         -
                                               =================================

                              CEL-SCI CORPORATION
                              -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                       ---------------------------------
                                  (unaudited)

                                  (continued)
                                                          Nine Months Ended
                                                               June 30,
                                                      2003                2002
                                                      ------------------------

Accretion for the beneficial conversion on
preferred stock:
Increase in additional paid-in capital             $    74,577     $ 1,262,397
Decrease in additional paid-in capital                 (74,577)     (1,262,397)
                                               ---------------------------------
                                                   $         -     $         -
                                               =================================

Surrender of deposit and sale of equipment to
reduce note payable:
Decrease in deposits                               $   125,000     $         -
Decrease in equipment, net                             100,000               -
Decrease in note payable                              (225,000)              -
                                               ---------------------------------
                                                   $         -     $         -
                                               =================================

Deferred financing costs for new convertible
notes included in accounts payable:
Increase in accounts payable                       $     6,000     $     8,310
Increase in deferred financing costs                    (6,000)         (8,310)
                                               ---------------------------------
                                                   $         -     $         -
                                               =================================

Issuance of convertible notes with warrants and
beneficial conversion:
Decrease in convertible notes                      $  (479,349)    $(1,600,000)
Increase in additional paid-in capital                 479,349       1,600,000
                                               ---------------------------------
                                                   $         -     $         -
                                               =================================



                                                                  continued

                              CEL-SCI CORPORATION
                              -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                       ---------------------------------
                                  (unaudited)

                                  (continued)
                                                          Nine Months Ended
                                                               June 30,
                                                      2003                2002
                                                      ------------------------

Deferred warrant costs on convertible notes:
Increase deferred financing costs                  $  (107,677)    $        -
Increase additional paid-in capital                    107,677              -
                                               ---------------------------------
                                                   $         -     $        -
                                               =================================

Beneficial conversion feature on Cambrex note:
Decrease Cambrex note payable                      $  (106,717)    $        -
Increase additional paid-in capital                    106,717              -
                                               ---------------------------------
                                                   $         -     $         -
                                               =================================

Interest expense paid for with common stock:
Decrease in accrued expenses                       $   (34,807)    $      (766)
Increase in common stock                                 1,965              13
Increase in additional paid-in capital                  32,842             753
                                               ---------------------------------
                                                   $         -     $         -
                                               =================================

Patent costs included in accounts payable:
Increase in accounts payable                       $    13,194     $    20,947
Increase in patent costs                               (13,194)        (20,947)
                                               ---------------------------------
                                                   $         -     $         -
                                               =================================

Equipment included in accounts payable:
Increase in accounts payable                       $       962     $         -
Increase in equipment                              $      (962)    $         -
                                               ---------------------------------
                                                   $         -     $         -
                                               =================================

Accounts payable converted to short-term note
payable:
Increase in note payable                           $   199,928     $         -
Decrease in accounts payable                       $  (199,928)    $         -
                                               ---------------------------------
                                                   $         -     $         -
                                               =================================

Change in unearned compensation for stock
issued to officers:
Increase in additional paid-in capital             $   230,690     $         -
Increase in unearned compensation                  $  (230,690)    $         -
                                               ---------------------------------
                                                   $         -     $         -
                                               =================================

                                                                      concluded
See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (unaudited)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying condensed consolidated financial statements of the Company and subsidiary (the Company) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended September 30, 2002.

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of June 30, 2003 and the results of operations for the three and nine-month period then ended. The condensed consolidated balance sheet as of September 30, 2002 is derived from the September 30, 2002 audited consolidated financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the three and nine-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire year.

      Significant accounting policies are as follows:

      Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Viral Technologies, Inc. All intercompany transactions have been eliminated upon consolidation.

      Reclassifications--Certain reclassifications have been made to the June 30, 2002 financial statements to conform with the current period presentation.

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

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (unaudited)
                                   (continued)

      Prepaid Expenses--The majority of prepaid expenses consist of bulk purchases of laboratory supplies to be consumed in the manufacturing of the Company's product for clinical studies.

      Deferred Financing Costs--Deferred financing costs are capitalized and expensed over the period the notes are outstanding or on a pro-rata basis as the notes are converted.

      Research and Office Equipment--Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the terms of the lease. Repairs and maintenance are expensed when incurred. During the nine months ended June 30, 2003, the Company retired equipment with a net book value of $1,899 and such amount is included in general and administrative expenses. There were no retirements of equipment during the nine months ended June 30, 2002.

      Patents--Patent expenditures are capitalized and amortized using the straight-line method over 17 years. In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the nine months ended June 30, 2003 and 2002, the Company recorded patent impairment charges of $8,432 and $5,816 respectively for the net book value of patents abandoned during the period and such amount is included in general and administrative expenses. During the next five years, the Company expects that the amortization of patent expenses will total approximately $277,000.

      Convertible Notes--The Company initially offsets a portion of its convertible notes issued with a discount representing the relative fair value of the warrants and a beneficial conversion feature. This discount is amortized to interest expense over the period the notes are outstanding. The fair value of the warrants and the beneficial conversion discount are calculated based on available market data using appropriate valuation models. These valuations require that the Company make assumptions and estimates regarding the convertible notes and warrants. Management uses its judgment, as well as outside sources, to determine these assumptions and estimates.

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

                                   CEL-SCI CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                       (unaudited)
                                       (continued)

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

                                   CEL-SCI CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                       (unaudited)
                                       (continued)

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

                                                    Nine Months Ended
                                              June 30, 2003      June 30, 2002
                                              -------------      -------------
      Net loss:
      As reported                              $(4,477,610)        $(6,970,011)

      Add:   Reversal of compensation
      expense for stock-based performance
      awards included in reported net loss,
      net of related tax effects                         -            (593,472)

      Add:   Total stock-based employee
      compensation expense determined
      under fair-value-based method for
      all awards, net of related tax effects      (747,195)           (950,673)
                                                ----------          ----------

      Pro forma net loss                       $(5,224,805)        $(8,514,156)
                                               ===========         ===========

      Net loss per common share, basic and diluted:

            As reported                         $    (0.10)        $     (0.32)
                                                ===========       ============
            Pro forma                           $    (0.11)        $     (0.38)
                                                ===========       ============

                                   CEL-SCI CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                       (unaudited)
                                       (continued)

                                                        Three Months Ended
                                                June 30, 2003     June 30, 2002
                                                -------------     -------------
      Net loss:
      As reported                                $(1,762,564)      $(2,111,479)

      Add:   Reversal of compensation
      expense for stock-based performance
      awards included in reported net loss,
      net of related tax effects                           -                 -

      Add:   Total stock-based employee
      compensation expense determined
      under fair-value-based method for
      all awards, net of related tax effects        (173,845)         (324,023)
                                                 -----------       -----------

      Pro forma net loss                         $(1,936,409)      $(2,435,502)
                                                 ===========       ===========

      Net loss per common share, basic and diluted:

            As reported                         $    (0.03)       $     (0.08)
                                                ===========       ============
            Pro forma                           $    (0.04)       $     (0.09)
                                                ===========       ============

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with risk volatilities ranging from 90-103%, risk-free interest rate ranging from 3.12 to 6.69% and an expected option life of 5 years.

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

                                   CEL-SCI CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                       (unaudited)
                                       (continued)

      In May 2003, the FASB adopted SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that the adoption of this pronouncement will have a material effect on its financial position, results of operations or cash flows.

B.    STOCKHOLDERS' EQUITY

      During the nine months ended June 30, 2002, the Company issued 150,000 units at $1.00 to a private investor. Each unit consists of one share of common stock and 1/2 warrant. Each warrant allows the holder to purchase one share of common stock at $1.50 per share at any time prior to October 5, 2004. All of the warrants remain outstanding as of June 30, 2003. Also during the nine-month period ended June 30, 2002, 75,071 shares of common stock were issued to an employee from the Company's stock bonus plan. In addition, during the nine months ended June 30, 2003 and 2002, the Company issued stock for services to both employees and nonemployees with a fair value of $1,014,512 and $386,540, respectively. During the three-month period ended June 30, 2003 and 2002, the Company issued stock for services with a fair value of $587,078 and $169,899. During the three-month period ended June 30, 2003, $502,837 in common stock was issued to two officers in lieu of six months salary . Of this amount, $230,690 is recorded in the accompanying condensed consolidated balance sheet as of June 30, 2003 as unearned compensation and the balance was expensed and is included in the $587,078.

      During August 2001, three private investors exchanged shares of the Company's common stock and remaining Series D Warrants, which they owned, for 6,288 shares of the Company's Series E Preferred Stock. These investors also exchanged their Series A and Series C warrants from prior offerings for new Series E warrants. The preferred shares are entitled to receive cumulative annual dividends in an amount equal to $60 per share and have liquidation preferences equal to $1,000 per share. Each Series E Preferred share is convertible into shares of the Company's common stock on the basis of one Series E Preferred share for shares of common stock equal in number to the amount determined by dividing $1,000 by the lesser of $5 or 93% of the average closing bid prices of the Company's common stock for the 5 days prior to the date of each conversion notice. The lowest price at which the Series E Preferred stock can be converted is $1.08. The Series E Preferred stock has no voting rights and is redeemable at the Company's option at a price of 120% plus accrued dividends until August 2003, when the redemption price will be fixed at 100%. There were 39 shares of preferred stock outstanding at June 30, 2003. During the nine months ended June 30, 2003, 1,154 preferred shares were converted into 946,445 shares of common stock. In addition, dividends were converted into an additional 49,558 shares of common stock. During the three months ended June 30, 2003, 28 preferred shares were converted into 25,844 shares of common stock. Dividends totaled $1,923 and $34,025 during the three months ended June 30, 2003 and 2002 respectively. Dividends payable, a component of accrued expenses, totaled $25,110 at June 30, 2003.

                                   CEL-SCI CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                       (unaudited)
                                       (continued)

C.    FINANCING TRANSACTIONS

      In December 2001, the Company sold redeemable convertible notes and Series F warrants, to a group of private investors for proceeds of $1,600,000, less transaction costs of $276,410. All of the deferred financing costs have been expensed to interest expense at June 30, 2003. The notes bore interest at 7% per year and were due and payable December 31, 2003. The notes were secured by substantially all of the Company's assets and contained certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. The notes were convertible into shares of the Company's common stock at the holder's option determinable by dividing each $1,000 of note principal by 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the twenty trading days immediately prior to the closing date. In addition, the notes were required to be redeemed by the Company at 130% upon certain occurrences. As of November 30, 2002, all of the notes were converted into 6,592,461 shares of common stock. The Series F warrants allow the holders to purchase up to 960,000 shares of the Company's common stock at a price equal to 110% of the closing price per share at any time prior to the date which is seven years after the closing of the transaction. The warrant price is adjustable if the Company sells any additional shares of its common stock or convertible securities for less than fair market value or at an amount lower than the exercise price of the Series F warrants. The warrant price is adjusted every three months to an amount equal to 110% of the conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. The warrant price is currently $0.153. During the nine-month period ended June 30, 2003, 435,500 warrants were exercised for proceeds of $66,631. During the three-month period ended June 30, 2003, 285,500 warrants were exercised for proceeds of $43,682. As of June 30, 2003, 420,000 warrants remain outstanding.

      In July and September 2002, the Company sold convertible notes, plus Series G warrants, to a group of private investors for $1,300,000 less transaction costs of $177,370. The notes bore interest at 7% per year and were due and payable September 9, 2004. Interest was payable quarterly beginning October 1, 2002. The notes were secured by substantially all of the Company's assets and contain certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders' option the notes were convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price was 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. As of June 30, 2003,all of the notes had been converted into 8,354,193 shares of common stock. In addition, all of the discount associated with the notes had been amortized to interest expense. Interest totaling $20,695 was converted into 102,401 shares of common stock during the nine months ended June 30, 2003. Of this amount, $10,846 was converted into 68,418 shares of common stock during the three months ended June 30, 2003. The Series G warrants allow the holders to purchase up to 900,000 shares of the Company's common stock at a price equal to 110% of the conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. The warrant price is currently $0.145. As of June 30, 2003, 450,000

                                   CEL-SCI CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                       (unaudited)
                                       (continued)

      warrants had been exercised and 450,000 warrants remain outstanding. During the three and nine-month period ended June 30, 2003, 450,000 warrants were exercised for common stock for proceeds of $65,250,

      In January 2003, the Company sold convertible notes, plus Series H warrants to purchase 1,100,000 shares of common stock, to a group of private investors for $1,350,000 less transaction costs of approximately $130,098, of which $98,182 is included in deferred financing costs in the accompanying balance sheet as of June 30, 2003. The first funds, totaling $600,000, were received in January 2003 and the balance of $750,000 was received on July 2, 2003. The notes bear interest at 7% per year. The first notes will be due and payable January 7, 2005 and the second notes will be due and payable July 7, 2005. Interest will be payable quarterly. The notes are secured by substantially all of the Company's assets and contain certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders' option the notes are convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price defaults to 60% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date in the event of default. On May 8, 2003, the Company signed an amendment to the agreement that prevented the conversion price from defaulting to 60%. In the agreement, the conversion price declines to 70% of the average of the three lowest daily trading prices of the Company's common stock if the price of the stock climbs over $0.50. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. As of and during the quarter ended June 30, 2003, $300,000 of the notes had been converted into 1,107,067 shares of common stock. In addition, 64,423 shares of common stock were issued for interest totaling $13,319. The Series H warrant price as of June 30, 2003 is $0.25. No warrants had been exercised through June 30, 2003. On May 30, 2003, the price of the Company's stock rose above $0.50. In accordance with the agreement, the discount percentage changed from 76% to 70%. This change increased the discount on the debt that the Company recorded for the Series H convertible notes by $67,669. Of this amount, $35,446 had been charged to interest expense as of June 30, 2003.

      On November 15, 2001, the Company signed an agreement with Cambrex Bioscience, Inc. ("Cambrex") in which Cambrex provided manufacturing space and support to the Company during November and December 2001 and January 2002. In exchange, the Company signed a note with Cambrex to pay a total of $1,172,517 to Cambrex. Pursuant to an amendment to the agreement in December 2002, the remaining balance at June 30, 2003 is $698,642. Payment of $225,000 was made in December 2002 by the sale of certain equipment with a net book value of $73,537 to Cambrex and the surrender of a security deposit held by Cambrex. The gain on the sale of the equipment of $26,463 is included in Grant revenue and other on the income statement during the nine months ended June 30, 2003. In addition, payments on the note totaled $248,874 during the nine months ended June 30, 2003. Unpaid principal began accruing interest on November 16, 2002 and carries an interest rate of the Prime Rate plus 3%. The amendment extended the maturity date to January 2, 2004. Prior to this amendment, the note was due January 2, 2003. In addition, the

                                   CEL-SCI CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                       (unaudited)
                                  (continued)

      amendment required the Company to pay $150,000 on the note from its next financing agreement, which was paid in January 2003, and 10% of all other future financing transactions, including draws on the equity line-of-credit. There are also conversion features allowing Cambrex to convert either all or part of the note into shares of the Company's common stock. The principal balance of the note and any accrued interest are convertible into common stock at 90% of the three latest trading prices, subject to a floor of $0.22 per share. This conversion feature has been accounted for as a discount on the note totaling $106,717, of which $45,640 has been amortized to interest expense during the three and nine-month periods ended June 30, 2003. As of June 30, 2003, $37,192 is included in accrued expenses as interest payable and none of the note has been converted into common stock.

     On October 8, 2002, the Company signed an agreement with Covance AG (Covance), a Swiss Corporation. Pursuant to the agreement, amounts owed to Covance totaling $199,928 as of June 30, 2003 become a note payable. The note is payable on January 2, 2004. Interest will be payable monthly at an annual rate of 8%. Until the entire amount has been paid to Covance, Covance is entitled to receive 2% of any draw-down of the Company's equity credit line, 2% of any net funds received from outside financings of less than $1 million, 3% of any net funds received from outside financings greater than $1 million but less than $2 million and 4% of any net funds received from outside financings greater than $2 million. During the three months ended June 30, 2003, the Company paid $16,789 to Covance in accordance with the agreement. During the nine months ended June 30, 2003, the Company paid $39,430 to Covance in accordance with the agreement.

      In April 2001, the Company signed an equity line of credit agreement with Paul Revere Capital with up to $10,000,000 of funding prior to June 22, 2003. During this twenty-four month period, the Company may request a drawdown under the equity line of credit by selling shares of its common stock to Paul Revere Capital Partners and they will be obligated to purchase the shares. The Company may request a drawdown once every 22 trading days, although the Company is under no obligation to request any drawdowns under the equity line of credit. If the Company maintains a balance of less than $1,000,000 in its bank account in any month, it may draw down the maximum amount allowable for such month under its equity line of credit. If the Company maintains a balance greater than $1,000,000 in its bank account in any month, it may only draw down a maximum of $235,000 per month. During the nine-month period ending June 30, 2003, the Company sold 2,877,786 shares of common stock to Paul Revere Capital for proceeds of $710,000, net of financing costs of $15,000. During the nine-month period ending June 30, 2002, the Company sold 2,381,993 shares of common stock for proceeds of $1,325,692, net of financing costs of $2,212 to Paul Revere Capital. During the three-month period ended June 30, 2002, the Company sold 1,309,682 for proceeds of $384,998. During the three-month period ended June 30, 2003, the Company sold 802,679 shares of common stock for proceeds of $315,000, net of costs of $5,000 and sold 2,877,786 shares of common stock for proceeds of $710,000, net of costs of $15,000 during the nine months ended June 30, 2003.

D.    GRANTS

      The Company received two grants in April 2003. The first, totaling $1.1 million and announced on April 4, 2003, was awarded by the United States government to Northeastern Ohio Universities College of Medicine and the Company. It is intended to support the development of the Company's

                                   CEL-SCI CORPORATION

                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                       (unaudited)
                                  (continued)

      new compound, CEL-1000, as a possible treatment for viral encephalitis, a potentially lethal inflammation of the brain. The grant was awarded following a peer review process and will fund pre-clinical studies leading up to toxicology studies. The grant is for a period of three years. The second grant, announced on April 23, 2003, is a Phase I Small Business Innovation Research (SBIR) grant from the National Heart, Lung and Blood Institute, National Institutes of Health (NIH), in the amount of $134,000 for the further development of a potential treatment for autoimmune myocarditis, a heart disease. The work will be done in conjunction with scientists at Johns Hopkins Medical Institutions in Baltimore, Maryland.

      On May 7, 2003, the Company was awarded a Phase I SBIR grant from the National Institutes of Allergy and Infectious Diseases (NIAID), National Institutes of Health (NIH), in the amount of $162,000 for the further development of CEL-1000 against herpes simplex. The work will be done in collaboration with Northeast Ohio Universities College of Medicine.


E.    MARKETING AGREEMENT

      On May 30, 2003, the Company and Eastern Biotech signed an agreement to develop both MultikineR and CEL-1000, and their derivatives and improvements, in three Eastern European countries: Greece, Serbia and Croatia. Eastern Biotech also has the exclusive right to sales in these three countries. As part of the agreement, Eastern Biotech gained the right to receive a 1% royalty on the future net sales of these two products and their derivatives and improvements worldwide. Eastern Biotech also purchased 1,100,000 shares of common stock and warrants, which allow the holder to purchase up to 1,100,000 shares of the Company's common stock at a price equal to $0.47. The Company received proceeds of $500,000 for these shares and warrants. The Company must register these shares prior to September 30, 2003 or the royalty percentage will increase to 2%. If Eastern Biotech does not meet certain clinical development milestones within one year, they will lose the right to sell both products in these three countries.

F.    OPERATIONS AND FINANCING

      The Company has incurred significant costs since its inception in connection with the acquisition of an exclusive worldwide license to certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities and clinical trials. The Company has funded such costs with proceeds realized from the public and private sale of its common and preferred stock. The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts. The Company expects to receive additional funding from private investors subsequent to June 30, 2003; however, there can be no assurances that the Company will be able to raise additional capital or obtain additional financing. To date, the Company has not generated any revenue from product sales. The ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain. The Company plans to seek continued funding of the Company's development by raising additional capital. In fiscal 2002 and for the nine-month period ended June 30, 2003, the Company reduced its discretionary expenditures. If

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (unaudited)
                                   (continued)

      necessary, the Company plans to further reduce discretionary expenditures in fiscal year 2003; however, such reductions would further delay the development of the Company's products. It is the opinion of management that sufficient funds will be available from external financing and additional capital and/or expenditure reductions in order to meet the Company's liabilities and commitments as they come due during fiscal year 2003. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

G.    SUBSEQUENT EVENT

      On July 2, 2003, the Company received the second tranche of the convertible Series H notes, totaling $750,000, less transaction costs of $86,621. On May 8, 2003, the Company signed an amendment to the agreement that prevented the conversion price from defaulting to 60%. Additionally, the Company signed an amendment related to these notes on July 2, 2003, reiterating the May 8, 2003 amendment and set the due date of the second tranche notes to July 2, 2005.

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

In June 2000, the Company entered into an agreement with Cambrex Bioscience, Inc. ("Cambrex") whereby Cambrex agreed to provide the Company with a facility which will allow the Company to manufacture Multikine in accordance with the Good Manufacturing Practices regulations of the FDA. Company personnel will staff this facility. The Company has the right to extend the term of its agreement with Cambrex until December 31, 2006. On November 15, 2001, the Company signed an agreement with Cambrex Bioscience, Inc. ("Cambrex") in which Cambrex provided manufacturing space and support to the Company during November and December 2001 and January 2002. In exchange, the Company signed a note with Cambrex to pay a total of $1,172,517 to Cambrex. Pursuant to an amendment to the agreement in December 2002, the remaining balance at June 30, 2003 is $698,642. Payment of $225,000 was made in December 2002 by the sale of certain equipment with a net book value of $73,537 to Cambrex and the surrender of a security deposit held by Cambrex. The gain on the sale of the equipment of $26,463 is included in Grant revenue and other on the income statement during the nine months ended June 30, 2003. In addition, payments on the note totaled $248,874 during the nine months ended June 30, 2003. Unpaid principal began accruing interest on November 16, 2002 and carries an interest rate of the Prime Rate plus 3%. This amendment extended the maturity date to January 2, 2004. Prior to this amendment, the note was due January 2, 2003. In addition, the agreement required the Company to pay $150,000 on the note from its next financing agreement, which was paid in January 2003, and 10% of all other future financing transactions, including draws on the equity line-of-credit. There are also conversion features allowing Cambrex to convert either all or part of the note into shares of the Company's common stock. The principal balance of the note and any accrued interest are convertible into common stock at 90% of the three latest trading prices, subject to a floor of $0.22 per share. This conversion feature has been accounted for as a discount on the note totaling $106,717 of which $45,640 has been amortized to interest expense during the three and nine-month periods ended June 30, 2003.As of June 30, 2003, $37,192 is included in accrued expenses as interest payable, and none of the note has been converted into common stock.

In April 2001, the Company signed an equity line of credit agreement that allowed the Company at its discretion to draw up to $10 million of funding prior to June 22, 2003. During this period, the Company could request a drawdown under the equity line of credit by selling shares of its common stock to Paul Revere Capital Partners and Paul Revere Capital Partners was obligated to purchase the shares. The Company could request a drawdown once every 22 trading days, although the Company was under no obligation to request drawdowns under the equity line of credit. During the 22 trading days following a drawdown request, the Company calculated the number of shares it would sell to Paul Revere Capital Partners and the purchase price per share. The purchase price per share of common stock was based on the daily volume weighted average price of the Company's common stock during each of the 22 trading days immediately following the drawdown date, less a discount of 11%. During the nine-month period ending June 30, 2003, the Company sold 2,877,786 shares of common stock to Paul Revere Capital for proceeds of $710,000, net of financing costs of $15,000. During the nine-month period ending June 30, 2002, the Company sold 2,381,993 shares of common stock for proceeds of $1,325,692, net of financing costs of $2,212 to Paul Revere Capital. During the three-month period ended June 30, 2002, the Company sold 1,309,682 shares for proceeds of $384,998. During the three-month period ended June 30, 2003, the Company sold 802,679 shares of common stock for proceeds of $315,000, net of costs of $5,000 and sold 2,877,786 shares of common stock for proceeds of $710,000, net of costs of $15,000 during the nine months ended June 30, 2003.

In December 2001 and January 2002, the Company sold convertible notes, plus Series F warrants, to a group of private investors for $1,600,000. The notes bore interest at 7% per year, were due and payable on December 31, 2003 and were secured by substantially all of the Company's assets. Interest was payable quarterly except that the first interest payment was not due until July 1, 2002. The notes were fully converted into 6,592,461 shares of common stock by the end of November, 2002. At the holder's option the notes were convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the Conversion Price. The Conversion Price is 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 20 trading days immediately prior to the conversion date. The Conversion Price may not be less than $0.57. However, if the Company's common stock trades for less than $0.57 per share for a period of 20 consecutive trading days, the $0.57 minimum price will no longer be applicable.

The Series F warrants initially allowed the holders to purchase up to 960,000 shares of the Company's common stock at a price of $0.95 per share at any time prior to December 31, 2008. On January 17, 2002, the warrant exercise price, in accordance with the terms of the warrants, was adjusted to $0.65 per share. Every three months after January 17, 2002, the warrant exercise price will be adjusted to an amount equal to 110% of the Conversion Price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. As of June 30, 2003, the warrant exercise price is $0.153. During the nine-month period ended June 30, 2003, 435,500 warrants were exercised for proceeds of $66,631. During the three-month period ended June 30, 2003, 285,500 warrants were exercised for proceeds of $43,682. As of June 30, 2003, 420,000 warrants remain outstanding.

In July and September 2002, the Company sold convertible notes, plus Series G warrants, to a group of private investors for $1,300,000 less transaction costs of $177,370. The notes bore interest at 7% per year and were due and payable September 9, 2004. Interest was payable quarterly beginning October 1, 2002. The notes were secured by substantially all of the Company's assets and contained certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders' option the notes were convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price was 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date. If the Company had sold any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price would have been lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. As of June 2, 2003, all of the notes had been converted into 8,354,193 shares of common stock. Interest totaling $20,692 was converted into 102,401 shares of common stock during the nine months ended June 30, 2003. Of this amount, $10,846 was converted into 68,418 shares of common stock during the three months ended June 30, 2003. The Series G warrants allow the holders to purchase up to 900,000 shares of the Company's common stock at a price equal to 110% of the conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. The warrant price is currently $0.153. As of June 30, 2003, 450,000 warrants had been exercised and 450,000 warrants remain outstanding. During the three and nine-month period ended June 30, 2003, 450,000 warrants were exercised for common stock for proceeds of $65,250,

In January 2003, the Company sold convertible notes, plus Series H warrants to purchase 1,100,000 shares of common stock, to a group of private investors for $1,350,000 less transaction costs of approximately $130,098, of which $98,182 is included in deferred financing costs in the accompanying balance sheet as of June 30, 2003. The first funds, totaling $600,000, were received in January and the balance of $750,000 was received on July 2, 2003. The notes bear interest at 7% per year. The first notes will be due and payable January 7, 2005 and the second notes will be due and payable July 7, 2005. Interest will be payable quarterly. The notes are secured by substantially all of the Company's assets and contain certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders' option, the notes are convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price is 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date. The conversion price defaults to 60% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date in the event of default. On May 8, 2003, the Company signed an amendment to the agreement that prevented the conversion price from defaulting to 60%. In the agreement, the conversion price declines to 70% of the average of the three lowest daily trading prices of the Company's common stock if the price of the stock climbs over $0.50. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. As of and during the quarter ended June 30, 2003, $300,000 of the notes had been converted into 1,107,067 shares of common stock. In addition, 64,423 shares of common stock were issued for interest totaling $13,319. The Series H warrant price is currently $0.25. No warrants had been exercised through June 30, 2003. On May 30, 2003, the price of the Company's stock rose above $0.50. In accordance with the agreement, the discount percentage changed from 76% to 70%. This change increased the discount that the Company recorded for the Series H convertible notes by $67,669. Of this amount, $35,445 had been charged to interest expense as of June 30, 2003.

On October 8, 2002, the Company signed an agreement with Covance AG (Covance), a Swiss Corporation. Pursuant to the agreement, amounts owed to Covance totaling $199,928 as of June 30, 2003 become a note payable. The note is payable on January 2, 2004. Interest will be payable monthly at an annual rate of 8%. Until the entire amount has been paid to Covance, Covance is entitled to receive 2% of any draw-down of the Company's equity credit line, 2% of any net funds received from outside financings of less than $1 million, 3% of any net funds received from outside financings greater than $1 million but less than $2 million and 4% of any net funds received from outside financings greater than $2 million. During the three months ended June 30, 2003, the Company paid $16,789 to Covance in accordance with the agreement. During the nine months ended June 30, 2003, the Company paid $39,430 to Covance in accordance with the agreement.

Results of Operations

Grant revenues and other declined during the nine months ending June 30, 2003 due to the winding down of the project for which the Company receives grant money. Research and development expenses declined because the Company completed its current production of MULTIKINE(TM) during fiscal year 2002. General and administrative expenses were higher because during the nine months ended June 30, 2002, there was a reversal of a 2001 fiscal year charge of $593,472 resulting from a decline in the intrinsic value of the options repriced to employees. The three-month periods ended June 30, 2003 and 2002, are comparable as there was no reversal of compensation expense recorded in either three-month period. Interest income during the three and nine-month periods ended June 30, 2003 was less than it was during the three and nine-month periods in fiscal year 2002 as a result of the Company's smaller cash position and lower interest rates on interest bearing accounts. The interest expense for the nine months ended June 30, 2003 and 2002 was $1,437,996 and $1,900,504 respectively. The interest expense for the three months ended June 30, 2003 and 2002 was $771,138 and $1,074,136 respectively. Interest expense for all periods presented is primarily a noncash item recorded to account for amortization of the discount and deferred financing costs related to the issuance of the convertible notes and for interest expense related to the note payable to Cambrex.

New Accounting Pronouncements

In December 2002, the FASB issued Statement No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation". SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002 and the interim disclosure provisions are effective for interim periods beginning after December 15, 2002. The Company has provided the required interim disclosures in Note A.

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

In May 2003, the FASB adopted SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that the adoption of this pronouncement will have a material effect on its financial position, results of operations or cash flows.

Critical Accounting Policies - The Company's significant accounting policies are more fully described in Note A to the financial statements. However certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the condensed consolidated financial statements are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on the Company's historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate. Our significant accounting policies include:

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. The Company has no derivative financial instruments and holds no debt or equity securities. Further, there is no exposure to risks associated with foreign exchange rate changes because none of the operations of the Company are transacted in a foreign currency. The interest rate risk in investments is considered immaterial due to the fact that there are no investments held at June 30, 2003. The Company has a note payable with an interest rate at prime plus 3%. This represents a market risk if the prime interest rate rises. However, based on the Federal Reserve Board's actions, the Company believes that a large increase in the prime rate is unlikely in the near future.

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

                                   PART II


Item 2.     Changes in Securities and Use of Proceeds

During the three months ended June 30, 2003, the Company issued 2,746,801 shares of its common stock to officers, directors and employees in lieu of salaries. The issuance of these securities was exempt under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. At the time of issuance, the persons who acquired these securities were all fully informed and advised about matters concerning the Company, including the Company's business, financial affairs and other matters. The shareholders acquired the securities for their own account. The shares acquired by the shareholders were "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission. No underwriters were involved with the issuance of these securities.


Item 4.     Submission of Matters to a Vote of Security Holders

None


Item 6.

      (a) Exhibits
            No exhibits are filed with this report.

      (b) Reports on Form 8-K

The Company filed one report on Form 8-K during the quarter ended June 30, 2003.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CEL-SCI CORPORATION


Date: August 14, 2003                     /s/ Geert Kersten
                                          --------------------------
                                          Geert Kersten
                                          Chief Executive Officer*



*Also signing in the capacity of the Chief Accounting Officer and Principal

                                 CERTIFICATION


In connection with the Quarterly Report of CEL-SCI Corporation (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Geert Kersten, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of my knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of the Company.




Date: August 14, 2003                     /s/ Geert Kersten
                                          --------------------------
                                          Geert Kersten
                                          Chief Executive Officer*




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


  Date: August 14, 2003                     /s/ Geert Kersten
                                          --------------------------
                                          Geert R. Kersten
                                          Chief Executive and Financial Officer