Form 10-K
period 2003-09-30
CEL SCI CORP
filed 2003-12-17
CIK 725363

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)
                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended September 30, 2003.

                                       OR

                 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission file number 0-11503

                               CEL-SCI CORPORATION
                          ---------------------------------------
                   (Exact name of registrant as specified in its charter)

          COLORADO                                         84-0916344
--------------------------------                     ---------------------
(State or other jurisdiction of                        (I.R.S.Employer
 incorporation or organization)                        Identification No.)

         8229 Boone Blvd., Suite 802
          Vienna, Virginia                                22182
         --------------------------------              -----------
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

                                  Yes [X]                     No [   ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on March 31, 2003, as quoted on the American Stock Exchange, was approximately $_________. Shares of common stock held by each officer, director and principal shareholder have been excluded in that such persons may be deemed to be affiliates of the Registrant.

Documents Incorporated by Reference:   None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-25 of the Act). [ ] Yes [X] No

     As of December 1, 2003, the Registrant had 65,121,384 issued and outstanding shares of Common Stock.

                                     PART I

ITEM 1.  BUSINESS

      CEL-SCI Corporation (the "Company") was formed as a Colorado corporation in 1983. CEL-SCI is involved in the research and development of the drugs and vaccines described below.

MULTIKINE

     CEL-SCI's first, and main, product, MULTIKINE(R), manufactured using CEL-SCI's proprietary cell culture technologies, is a combination, or "cocktail", of natural human interleukin-2 ("IL-2") and certain lymphokines and cytokines. MULTIKINE is being tested to determine if it is effective in improving the immune response of cancer patients. MULTIKINE has been shown to induce both an anti-cancer immune response and to significantly increase the susceptibility of the tumor cells to radiation therapy.

      MULTIKINE has been tested in over 190 patients in clinical trials conducted in the U.S., Canada, Europe and Israel. Most of these patients were head and neck cancer patients, but some studies were also conducted in prostate cancer patients, HIV-infected patients and HIV-infected women with Human Papilloma Virus ("HPV")-induced cervical dysplasia, the precursor stage before the development of cervical cancer. The safety profile was found to be very good and CEL-SCI believes that the clinical data suggests that further studies are warranted.

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

      It is generally recognized that the interplay among T-cells, B-cells and the macrophages determines the strength and breadth of the body's response to infection. It is believed that the activities of T-cells, B-cells and macrophages are controlled, to a large extent, by a specific group of hormones called cytokines. Cytokines regulate and modify the various functions of both T-cells and B-cells. There are many cytokines, each of which is thought to have distinctive chemical and functional properties. IL-2 is but one of these cytokines and it is on IL-2 and its synergy with other cytokines that CEL-SCI has focused its attention. Scientific and medical investigation has established that IL-2 enhances immune responses by causing activated T-cells to proliferate. Without such proliferation no immune response can be mounted. Other cytokines support T-cell and B-cell proliferation. However, IL-2 is the only known cytokine which causes the proliferation of T-cells. IL-2 is also known to activate B-cells in the absence of B-cell growth factors.

      Although IL-2 is one of the best characterized cytokines with anticancer potential, CEL-SCI is of the opinion that to have optimum therapeutic value, IL-2 should be administered not as a single substance but rather as a mixture of IL-2 and certain cytokines, i.e. as a "cocktail". This approach, which was pioneered by CEL-SCI, makes use of the synergism between these cytokines. It should be noted, however, that neither the FDA nor any other agency has determined that CEL-SCI's MULTIKINE product will be effective against any form of cancer.

      Research and human clinical trials sponsored by CEL-SCI have indicated a correlation between administration of MULTIKINE to cancer patients and immunological responses. On the basis of these experimental results, CEL-SCI believes that MULTIKINE may have application for the treatment of solid tumors in humans.

      In November 1990, the Florida Department of Health and Rehabilitative Services ("DHRS") gave the physicians at a southern Florida medical institution approval to start a clinical cancer trial in Florida using CEL-SCI's MULTIKINE product. The focus of the trial was unresectable head and neck cancer.

      In 1991, four patients with regionally advanced squamous cell cancer of the head and neck were treated with CEL-SCI's MULTIKINE product. The patients had previously received radical surgery followed by radiation therapy but developed recurrent tumors at multiple sites in the neck and were diagnosed with terminal cancer. The patients had low levels of lymphocytes and evidence of immune deficiency (generally a characteristic of this type of cancer).

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

      These results caused CEL-SCI to embark on a major manufacturing program for MULTIKINE with the goal of being able to produce a drug that would meet the stringent regulatory requirements for advanced human studies. This program included building a pilot scale manufacturing facility.

      Since that time, MULTIKINE has been well tolerated in clinical studies involving approximately 190 patients. In one study twelve advanced primary head and neck cancer patients were treated prior to surgery and/or radiation for two weeks. Following treatment two patients had a complete tumor response (100% tumor reduction) with no tumor residues. Another four patients showed a partial (greater than 50%) tumor reduction and six patients had tumor reductions of less than 50%. Two patients refused surgery after treatment with MULTIKINE.

      In May 2001, CEL-SCI also started a Phase I clinical trial at the University of Maryland Biotechnology Institute (UMBI). The focus of this study is HIV-infected women with Human Papilloma Virus (HPV)-induced cervical dysplasia, the precursor stage before the development of cervical cancer. The goal of the study is to obtain safety and preliminary efficacy data on MULTIKINE as a treatment for pre-cancerous lesions of the cervix (dysplasia). Most cervical dysplasia and cancer is due to infection with HPV. The rationale for using MULTIKINE in the treatment of cervical dysplasia/cancer is that MULTIKINE may safely boost the patients' immune systems to the point where their immune systems can eliminate the virally-induced cancer. Cervical cancer is the second leading cause of cancer death in women worldwide.

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

      Results from this ongoing Phase I clinical trial of MULTIKINE in cervical dysplasia in HPV/HIV co-infected women indicated elimination or reduction of dysplasia in seventy-one percent (71%) of the patients, excellent treatment tolerance, and the confirmation of dysplasia elimination or reduction in severity by histopathology. However, CEL-SCI plans to pursue this disease indication only with grant or government funds.

      In November 2000, CEL-SCI concluded a development, supply and distribution agreement with Orient Europharma of Taiwan. The agreement gives Orient Europharma the exclusive marketing rights to MULTIKINE for all cancer indications in Taiwan, Singapore, Hong Kong and Malaysia. The agreement provides for Orient Europharma to fund the clinical trials needed to obtain marketing approvals in the four countries for head and neck cancer, naso-pharyngeal cancer and potentially cervical cancer, which are very prevalent in Far East Asia. The Company may use the clinical data generated in these trials to support applications for marketing approvals for MULTIKINE in other parts of the world.

      Under the agreement, CEL-SCI will manufacture MULTIKINE and Orient Europharma will purchase the product from CEL-SCI for distribution in the territory. Both parties will share in the revenue from the sale of MULTIKINE.

     CEL-SCI has an agreement with Eastern Biotech which provides Eastern Biotech with the following (i) the exclusive right to distribute MULTIKINE and CEL-1000 in Greece, Serbia and Croatia, (ii) a royalty equal to 1% of CEL-SCI's net sales of MULTIKINE and CEL-1000 prior to May 30, 2033, (iii) 1,100,000 shares if CEL-SCI's common stock and, (iv) warrants which allow Eastern Biotech to purchase an additonal 1,100,000 shares of CEL-SCI's common stock at a price of $0.47 per share at any time prior to May 30, 2008. In consideration for the above Eastern Biotech paid CEL-SCI $500,000. Eastern Biotech will lose its exclusive right to distribute CEL-SCI's products unless Eastern Biotech has enrolled at least 20 patients in a controlled, mutually designed head and neck cancer clinical trial by June 1, 2004.

      Proof of efficacy for anti-cancer drugs is a lengthy and complex process. At this early stage of clinical investigation, it remains to be proven that MULTIKINE will be effective against any form of cancer. Even if some form of MULTIKINE is found to be effective in the treatment of cancer, commercial use of MULTIKINE may be several years away due to extensive safety and effectiveness tests that would be necessary before required government approvals are obtained. It should be noted that other companies and research teams are actively involved in developing treatments and/or cures for cancer, and accordingly, there can be no assurance that CEL-SCI's research efforts, even if successful from a medical standpoint, can be completed before those of its competitors.

      CEL-SCI uses an unrelated corporation for certain aspects of the production of MULTIKINE for research and testing purposes. The agreement with this corporation expires in 2006.

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

      CEL-SCI intends to use this technology to develop potential treatments and/or vaccines against various diseases. Present target diseases are herpes simplex, malaria, and myocarditis.

      CEL-SCI is involved in the following publicly announced studies which are designed to determine the effectiveness of the L.E.A.P.S. technology in preclinical studies:

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

      Using the LEAPS technology, CEL-SCI discovered a peptide, named CEL-1000, which is currently being tested in animals for the prevention/treatment of herpes simplex, malaria, viral encephalitis, smallpox, vaccinia and a number of other indications. CEL-1000 is also being tested as a bio-terrorism agent by the National Institute of Allergy and Infectious Diseases and by the U.S. Army Research Institute of Infectious Diseases.

      In the Spring of 2002, CEL-SCI, in conjunction with The Naval Medical Research Center, announced that CEL-1000 provided 100% protection against malaria infection in a mouse model. The same peptide also induced protective effects in mouse models for herpes simplex virus and cancer. In the Fall of 2002 CEL-SCI announced that it had signed a Cooperative Research and Development Agreement (CRADA) with the U.S. Navy for CEL-1000 in malaria. CEL-SCI also announced an agreement with the Cincinnati Children's Hospital Medical Center
(CHMR) of the University of Cincinnati to evaluate CEL-1000 for protection against herpes in the guinea pig vaginal challenge model.

      CEL-SCI received two grants in April 2003, one grant in May 2003, and one grant in September 2003. The first grant, totaling $1,100,000 and announced on April 4, 2003, was awarded by the United States government to Northeastern Ohio Universities College of Medicine and CEL-SCI. The grant is intended to support the development of CEL-SCI's new compound, CEL-1000, as a possible treatment for viral encephalitis, a potentially lethal inflammation of the brain. The grant was awarded following a peer review process and will fund pre-clinical studies leading up to toxicology studies. The grant is for a period of three years. The second grant, announced on April 23, 2003, is a Phase I Small Business Innovation Research (SBIR) grant from the National Heart, Lung and Blood Institute (NHLBI), National Institutes of Health (NIH), in the amount of $134,000 for the further development of a potential treatment for autoimmune myocarditis, a heart disease. The work will be done in conjunction with scientists at Johns Hopkins Medical Institutions in Baltimore, Maryland. The third grant was announced on May 7, 2003. This grant for $162,000 is a Phase I SBIR grant from the National Institutes of Allergy and Infectious Diseases (NIAID), NIH, for the further development of CEL-1000 against Herpes Simplex. The fourth grant, totaling $104,000, is a Phase I SBIR grant from the NIAID, NIH, for the development of CEL-1000 as a potential therapeutic and prophylactic agent against vaccinia and smallpox infections as a single agent and as an adjuvant for vaccinia vaccines. Vaccinia is the virus used in the smallpox vaccine.

      In June 2003 CEL-SCI signed a Cooperative Agreement with the NIAID and the U.S. Army Medical Research Institute of Infectious Disease (USAMRIID) to test CEL-1000 against various bio-terrorism agents as well as other hard to treat diseases.

RESEARCH AND DEVELOPMENT

      Since 1983, and through September 30, 2003, approximately $46,622,000 has been expended on CEL-SCI-sponsored research and development, including approximately $1,916,000, $4,700,000 and $7,762,000, respectively during the years ended September 30, 2003, 2002 and 2001.

      The costs associated with the clinical trials relating to CEL-SCI's technologies, research expenditures and CEL-SCI's administrative expenses have been funded with the public and private sales of CEL-SCI's securities and borrowings from third parties, including affiliates of CEL-SCI.

GOVERNMENT REGULATION

      The investigational agents and future products of CEL-SCI are regulated in the United States under the Federal Food, Drug and Cosmetic Act, the Public Health Service Act, and the laws of certain states. The Federal Food and Drug Administration (FDA) exercises significant regulatory control over the clinical investigation, manufacture and marketing of pharmaceutical and biological products.

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

      In addition to obtaining FDA approval for a product, a biologics establishment license application ("ELA") may need to be filed in the case of biological products derived from blood, or not considered to be sufficiently well characterized, in order to obtain FDA approval of the testing and manufacturing facilities in which the product is produced. To the extent all or a portion of the manufacturing process for a product is handled by an entity other than CEL-SCI, CEL-SCI must similarly receive FDA approval for the other entity's participation in the manufacturing process. Domestic manufacturing establishments are subject to inspections by the FDA and by other Federal, state and local agencies and must comply with Good Manufacturing Practices ("GMP") as appropriate for production. In complying with GMP regulations, manufacturers must continue to expend time, money and effort in the area of production, quality control and quality assurance to ensure full technical compliance.

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

      There are no assurances that clinical trials conducted under approvals from foreign countries will be accepted by the FDA. Product licensure in a foreign country does not mean that the product will be licensed by the FDA and there are no assurances that CEL-SCI will receive any approval of the FDA or any other governmental entity for the manufacturing and/or marketing of a product. Consequently, the commencement of the marketing of any Company product is, in all likelihood, many years away.

      There can be no assurance that CEL-SCI will be successful in obtaining approvals from any regulatory authority to conduct further clinical trials or to manufacture and sell its products. The lack of regulatory approval for CEL-SCI's products will prevent CEL-SCI from generally marketing its products. Delays in obtaining regulatory approval or the failure to obtain regulatory approval in one or more countries may have a material adverse impact upon CEL-SCI's operations.

COMPETITION AND MARKETING

      Many companies, nonprofit organizations and governmental institutions are conducting research on cytokines. Competition in the development of therapeutic agents incorporating cytokines is intense. Large, well-established pharmaceutical companies are engaged in cytokine research and development and have considerably greater resources than CEL-SCI has to develop products. The establishment by these large companies of in-house research groups and of joint research ventures with other entities is already occurring in these areas and will probably become even more prevalent. In addition, licensing and other collaborative arrangements between governmental and other nonprofit institutions and commercial enterprises, as well as the seeking of patent protection of inventions by nonprofit institutions and researchers, could result in strong competition for CEL-SCI. Any new developments made by such organizations may render CEL-SCI's licensed technology and know-how obsolete.

      Several biotechnology companies are producing IL-2-like compounds. CEL-SCI believes, however, that it is the only producer of a patented IL-2 product using a patented cell-culture technology with normal human cells. CEL-SCI foresees that its principle competition will come from producers of genetically-engineered IL-2-like products. However, it is CEL-SCI's belief, based upon growing scientific evidence, that its natural IL-2 products have advantages over the genetically engineered, IL-2-like products. Evidence indicates that genetically engineered, IL-2-like products, which lack sugar molecules and typically are not water soluble, may be recognized by the immunological system as a foreign agent, leading to a measurable antibody build-up and thereby possibly voiding their therapeutic value. Furthermore, CEL-SCI's research has established that to have optimum therapeutic value IL-2 should be administered not as a single substance but rather as an IL-2-rich mixture of certain cytokines and other proteins, i.e. as a "cocktail". If these differences prove to be of importance, and if the therapeutic value of its MULTIKINE product is conclusively established, CEL-SCI believes it will be able to establish a strong competitive position in a future market.

      CEL-SCI has not established a definitive plan for marketing nor has it established a price structure for CEL-SCI's saleable products. However, CEL-SCI intends, if CEL-SCI is in a position to begin commercialization of its products, to enter into written marketing agreements with various major pharmaceutical firms with established sales forces. The sales forces in turn would probably target CEL-SCI's products to cancer centers, physicians and clinics involved in immunotherapy.

      CEL-SCI may encounter problems, delays and additional expenses in developing marketing plans with outside firms. In addition, CEL-SCI may experience other limitations involving the proposed sale of its products, such as uncertainty of third-party reimbursement. There is no assurance that CEL-SCI can successfully market any products which they may develop or market them at competitive prices.

      Some of the clinical trials funded to date by CEL-SCI have not been approved by the FDA, but rather have been conducted pursuant to approvals obtained from certain states and foreign countries. Conducting clinical studies in foreign countries is normal industry practice since these studies can often be completed in less time and are less expensive than studies conducted in the U.S. Conducting clinical studies in foreign countries is also beneficial since CEL-SCI will need the approval from a foreign country prior to the time CEL-SCI can market any of its drugs in the foreign country. However, since the results of these clinical trials may not be accepted by the FDA, competitors conducting clinical trials approved by the FDA may have an advantage in that the products of such competitors are further advanced in the regulatory process than those of CEL-SCI. CEL-SCI is conducting its trials in compliance with internationally recognized standards. By following these standards, CEL-SCI anticipates obtaining acceptance from world regulatory bodies, including the FDA.

ITEM 2.  PROPERTIES

     CEL-SCI leases office space at 8229 Boone Blvd., Suite 802, Vienna, Virginia at a monthly rental of approximately $7,800. The lease on the office space expires in 2004. CEL-SCI believes this arrangement is adequate for the conduct of its present business.

      CEL-SCI has a 17,900 square foot laboratory which is leased by CEL-SCI at a cost of approximately $11,200 per month. The laboratory lease expires in 2004, with extensions available until 2014.

ITEM 3.  LEGAL PROCEEDINGS

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of November 30, 2003 there were approximately 2,637 record holders of CEL-SCI's common stock. CEL-SCI's common stock is traded on the American Stock Exchange. Set forth below are the range of high and low quotations for CEL-SCI's common stock for the periods indicated as reported on the American Stock Exchange. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      Quarter Ending           High             Low

        12/31/00              $2.54             $1.00
         3/31/01              $3.30             $1.30
         6/30/01              $1.85             $1.16
         9/30/01              $1.94             $1.02

        12/31/01              $1.80             $0.72
         3/31/02              $1.28             $0.52
         6/30/02              $0.56             $0.27
         9/30/02              $0.52             $0.16

        12/31/02              $0.32             $0.19
         3/31/03              $0.27             $0.15
         6/30/03              $1.35             $0.20
         9/30/03              $1.08             $0.61

      Holders of Common Stock are entitled to receive such dividends as may be declared by the Board of Directors out of funds legally available therefore and, in the event of liquidation, to share pro rata in any distribution of CEL-SCI's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. CEL-SCI has not paid any dividends on its common stock and CEL-SCI does not have any current plans to pay any common stock dividends.

      The provisions in CEL-SCI's Articles of Incorporation relating to CEL-SCI's Preferred Stock would allow CEL-SCI's directors to issue Preferred Stock with rights to multiple votes per share and dividend rights which would have priority over any dividends paid with respect to CEL-SCI's Common Stock. The issuance of Preferred Stock with such rights may make more difficult the removal of management even if such removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if such transactions are not favored by incumbent management.

      The market price of CEL-SCI's common stock, as well as the securities of other biopharmaceutical and biotechnology companies, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors such as fluctuations in CEL-SCI's operating results, announcements of technological innovations or new therapeutic products by CEL-SCI or its competitors, governmental regulation, developments in patent or other proprietary rights, public concern as to the safety of products developed by CEL-SCI or other biotechnology and pharmaceutical companies, and general market conditions may have a significant effect on the market price of CEL-SCI's Common Stock.

Potential Issuance of Additional Shares

      The following table lists additional shares of CEL-SCI's common stock which, as of December 1, 2003, may be issued as the result of the exercise of outstanding options or warrants issued by CEL-SCI and pursuant to an equity line of credit agreement:

                                                          Number of      Note
                                                            Shares     Reference

   Shares issuable upon exercise of warrants               3,886,188       A
   held by private investors

   Shares issuable upon conversion of Cambrex note           563,000       B

   Shares issuable pursuant to equity line of credit         Unknown       C

   Shares issuable upon exercise of equity line warrants     395,726       C

                                                           Number of     Note
                                                             Shares    Reference

   Shares issuable upon exercise of options and           10,600,181       D
   warrants granted to CEL-SCI's officers, directors, employees, consultants, and third parties

   Shares issuable upon exercise of options                  200,000       E
   granted to investor relations consultants

A. In April 2001, CEL-SCI entered into an equity line of credit agreement with Paul Revere Capital Partners. During the term the equity line of credit, which expired in June 2003, CEL-SCI received net proceeds of $2,074,692 from the sale of 5,430,960 shares of common stock pursuant to the terms of the equity line. As consideration for extending the equity line of credit, CEL-SCI granted Paul Revere Capital Partners warrants to purchase 200,800 shares of common stock at a price of $1.64 per share at any time prior to April 11, 2004.

      In August 2001, three private investors exchanged their warrants for CEL-SCI's Series E warrants. As of November 30, 2003 the Series E warrants allowed the holders to purchase up to 570,627 shares of CEL-SCI's common stock at a price of $1.19 per share at any time prior to August 16, 2004. In August 2003, in accordance with the terms of the Series E preferred stock, the Company issued warrants which permit the holders to purchase an additional 23,758 shares of CEL-SCI's common stock at a price of $0.77 per share at any time prior to August 17, 2006.

       In July and September 2002, CEL-SCI sold Series G convertible notes, plus Series G warrants, to a group of private investors for $1,300,000. As of June 30, 2003 all of the Series G notes had been converted into 8,390,746 shares of CEL-SCI's common stock. As of November 30, 2003 the Series G warrants allowed the holders to purchase up to 450,000 shares of CEL-SCI's common stock at a price of $0.145 per share at any time prior to July 12, 2009. Every three months after December 9, 2002, the exercise price of the Series G warrants will be adjusted to an amount equal to 84% of the average of the 3 lowest daily trading prices of CEL-SCI's common stock on the American Stock Exchange during the 20 trading days immediately prior to the three month adjustment date, provided that the adjusted price is lower than the warrant exercise price on that date.

       In January and July 2003, CEL-SCI sold Series H convertible notes, plus Series H warrants, to a group of private investors for $1,350,000. As of October 31, 2003 all of the Series H notes had been converted into 3,233,229 shares of CEL-SCI's common stock. As of November 30, 2003 the Series H warrants allowed the holders to purchase up to 550,000 shares of CEL-SCI's common stock at a price of $0.25 per share at any time prior to January 7, 2010. Every three months after September 26, 2003 the exercise price of the Series H warrants will be adjusted to an amount equal to 84% of the average of the 3 lowest daily trading prices of CEL-SCI's common stock on the American Stock Exchange during the 15 trading days immediately prior to the three month adjustment date, provided that the adjusted price is lower than the warrant exercise price on that date.

      In May 2003 CEL-SCI sold shares of its common stock plus Series I warrants to a strategic partner, at prices equal to or above the then current price of CEL-SCI's common stock. The Series I warrants allow the holder to purchase 1,100,000 shares of CEL-SCI's common stock at a price of $0.47 per share at any time prior to May 30, 2008.

      On December 1, 2003, CEL-SCI sold 2,999,964 shares of its common stock, to a group of private institutional investors for approximately $2,550,000, or $0.85 per share. As part of this transaction, the investors in the private offering received Series J warrants which allow the investors to purchase 991,003 shares of CEL-SCI's common stock at a price of $1.32 per share at any time prior to December 1, 2006.

      If CEL-SCI sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable exercise price of the Series G or H warrants, the warrant exercise price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible, as the case may be. If the warrant exercise price is adjusted, the number of shares of common stock issuable upon the exercise of the warrant will be increased by the product of the number of shares of common stock issuable upon the exercise of the warrant immediately prior to the sale multiplied by the percentage by which the warrant exercise price is reduced.

      If CEL-SCI sells any additional shares of common stock, or any securities convertible into common stock at a price below the market price of CEL-SCI's common stock, the exercise price of the Series G or H warrants will be lowered by a percentage equal to the price at which the shares were sold or the lowest price at which the securities are convertible, as the case may be, divided by the then prevailing market price of CEL-SCI's common stock. If the warrant exercise price is adjusted, the number of shares of common stock issuable upon the exercise of the warrant will be increased by the product of the number of shares of common stock issuable upon the exercise of the warrant immediately prior to the sale multiplied by the percentage determined by dividing the price at which the shares were sold by the market price of CEL-SCI's common stock on the date of sale.

      However, neither the exercise price of the Series G or H warrants nor the shares issuable upon the exercise of the Series G or H warrants will be adjusted as the result of shares issued in connection with a Permitted Financing. A Permitted Financing involves shares of common stock issued or sold:

     o    in connection with a merger or acquisition or a strategic partnership;

     o upon the exercise of options or the issuance of common stock to CEL-SCI's employees, officers, directors, consultants and vendors in accordance with CEL-SCI's equity incentive policies;

     o pursuant to the conversion or exercise of securities which were outstanding prior to July 12, 2002 in the case of the Series G warrants and January 7, 2003 in the case of the Series H warrants;

     o    to key officers of CEL-SCI in lieu of their respective salaries.

B. In November 2001 CEL-SCI gave a promissory note in the principal amount of $1,172,517 to Cambrex Bio Sciences, Inc. The note represented the cost of CEL-SCI's use of the Cambrex manufacturing facility for the three months ended January 10, 2002 to produce MULTIKINE for CEL-SCI's clinical trials. The amount due Cambrex bears interest rate at the prime interest rate, plus 3%, which is adjusted monthly. As of December 1, 2003 the prime interest rate was 4% and the interest on the amount due Cambrex was 7%. The note is due in full, including accrued interest, on January 2, 2004. As of November 30, 2003 CEL-SCI had made $485,525 in principal payments on the note. Cambrex, at its option, may convert all or part of the amount due Cambrex into shares of CEL-SCI's common stock. The number of shares to be issued to Cambrex upon any conversion of the note will be determined by dividing that portion of the note to be converted by the Conversion Price. The "Conversion Price" is an amount equal to 90% of the average of the closing prices of CEL-SCI's common stock for the three trading days immediately prior to the conversion date. The Conversion Price may not be less than $0.22. As of November 30, 2003 Cambrex had not converted any part of the note into shares of CEL-SCI's common stock. The actual number of additional shares issuable upon the conversion of the Cambrex note will vary depending upon a number of factors, including the price of CEL-SCI's common stock at certain dates. Accordingly, the number of shares which may be issued upon the conversion of the Cambrex note cannot be determined at this time. However, based upon the market price of CEL-SCI's common stock on December 1, 2003, CEL-SCI would be required to issue approximately 563,000 shares of common stock if all outstanding notes were converted on December 1, 2003.

C. In order to provide a possible source of funding for CEL-SCI's current activities and for the development of its current and planned products, CEL-SCI entered into an equity line of credit agreement with Rubicon Group Ltd. in September 2003. An unknown number of shares of common stock are issuable under the equity line of credit agreement between CEL-SCI and Rubicon Group, Ltd. As consideration for extending the equity line of credit, CEL-SCI granted Rubicon Group warrants to purchase 395,726 shares of common stock at a price of $0.83 per share at any time prior to September 16, 2008.

     Under the equity line of credit agreement, Rubicon Group has agreed to provide CEL-SCI with up to $10,000,000 of funding during a two year period beginning on the date that the registration statement filed by CEL-SCI to register the shares to be sold to Rubicon Group is declared effective by the Securities and Exchange Commission. During this period, CEL-SCI may request a drawdown under the equity line of credit by selling shares of its common stock to Rubicon Group and Rubicon Group will be obligated to purchase the shares. CEL-SCI may request a drawdown once every 22 trading days, although CEL-SCI is under no obligation to request any drawdowns under the equity line of credit.

      During the 22 trading days following a drawdown request, CEL-SCI will calculate the amount of shares it will sell to Rubicon Group and the purchase price per share. The purchase price per share of common stock will be based on the daily volume weighted average price of CEL-SCI's common stock during each of the 22 trading days immediately following the drawdown date, less a discount of 11%.

      CEL-SCI may request a drawdown by faxing a drawdown notice to Rubicon Group, stating the amount of the drawdown and the lowest daily volume weighted average price, if any, at which CEL-SCI is willing to sell the shares. The lowest volume weighted average price will be set by CEL-SCI's Chief Executive Officer in his sole and absolute discretion.

      If CEL-SCI sets a minimum price which is too high and CEL-SCI's stock price does not consistently meet that level during the 22 trading days after its drawdown request, the amount CEL-SCI can draw and the number of shares CEL-SCI will sell to Rubicon Group will be reduced. On the other hand, if CEL-SCI sets a minimum price which is too low and its stock price falls significantly but stays above the minimum price, CEL-SCI will have to issue a greater number of shares to Rubicon Group based on the reduced market price.

      As of December 1, 2003 CEL-SCI had not requested any drawdowns under the equity line of credit since the registration statement relating to the shares to be sold pursuant to the equity line had not been declared effective by the Securities and Exchange Commission.

      The exercise price of the Series G or H warrants and the number of shares issuable upon the exercise of the Series G or H warrants will not be adjusted as the result of shares issued in connection with any drawdowns.

D. The options are exercisable at prices ranging from $0.16 to $11.00 per share. CEL-SCI may also grant options to purchase additional shares under its Incentive Stock Option and Non-Qualified Stock Option Plans.

E. CEL-SCI has granted options for the purchase of 200,000 shares of common stock to certain investor relations consultants in consideration for services provided to CEL-SCI. The options are exercisable at prices ranging between $1.63 and $2.50 per share and expire between February 2004 and June 2006.

       The shares referred to in Notes A, C and D are being, or will be, offered for sale by means of registration statements which have been filed with the Securities and Exchange Commission.

ITEM 6.  SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with the more detailed financial statements, related notes and other financial information included herein. Certain amounts reported in previous years have been reclassified to conform to the classifications being used as of and for the year ended September 30, 2003.


                                   For the Years Ended September 30,
                           2003        2002           2001         2000        1999
                           ----        ----           ----         ----        ----

Grant Revenue and Other: $318,204    $ 384,939      $293,871     $ 40,540      $66,687
                         --------    ---------      --------     --------      -------

Operating Expenses:
  Research and
   Development          1,915,501    4,699,909     7,762,213    5,186,065    4,662,226


  Depreciation and
   Amortization           199,117      226,514       209,121      220,994      268,210
  General and
   Administrative       2,287,019    1,754,332     3,432,437    3,513,889    3,029,807
Interest Income           (52,502)   (  85,322)    ( 376,221)    (402,011)    (402,831)
Interest Expense        2,340,667    2,131,750            --           --           --
                         --------    ---------      --------     --------      -------
Net Loss              $(6,371,498) $(8,342,244) $(10,733,679) $(8,478,397) $(7,490,725)
Net loss attributable
 to common stock
 holders              $(6,480,319) $(9,989,988) $(11,104,251) $(8,478,397) $(7,490,725)
                      ===========  ===========  ============  ===========  ===========
Net loss per common share
   (basic and diluted)$     (0.13) $     (0.35) $      (0.51) $     (0.44) $     (0.52)
                      ===========  ===========  ============  ===========  ===========
Weighted average common
   shares outstanding  50,961,457   28,746,341    21,824,273   19,259,190   14,484,352
                      ===========  ===========  ============  ===========  ===========



Balance Sheet Data:                                 September 30,
                          ------------------------------------------------------

                          2003          2002       2001       2000       1999
                          ----          ----       ----       ----       ----

Working Capital         $531,742    $690,804  $2,801,299 $11,725,940  $6,152,715
Total Assets           2,915,206   3,771,258   4,508,920  13,808,882   7,559,772
Convertible Debt *        32,882     639,288          --          --          --
Note Payable - Covance * 184,330          --          --          --          --
Note Payable - Cambrex * 656,076   1,135,017          --          --          --
Total Liabilities      1,690,100   2,709,087     507,727     847,423     461,586
Stockholders' Equity   1,225,106   1,062,171   4,001,193  12,961,459   7,098,186

*  Included in total liabilities

No dividends have been declared on CEL-SCI's common stock.

      CEL-SCI's net losses for each fiscal quarter during the two years ended September 30, 2003 were:
                                                 Net Loss
      Quarter                  Net Loss          per Share

      12-31-01              $(2,920,620)          $(0.16)
      03-31-02              $(1,937,912)          $(0.10)
      06-30-02              $(2,111,479)          $(0.08)
      09-30-02              $(1,372,233)          $(0.05)
      12-31-02              $(1,682,865)          $(0.04)
      03-31-03              $(1,032,181)          $(0.02)
      06-30-03              $(1,762,564)          $(0.03)
      09-30-03              $(1,893,888)          $(0.03)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Fiscal 2003

     Grant revenues and other was lower during the year ended September 30, 2003 due to the winding down of a project for which CEL-SCI receives grant money. The grant for this project generated $110,000 in revenue in fiscal year 2003 compared  with  $380,000  in revenue in fiscal year 2002.  However,  CEL-SCI has received four additional grants, two grants in April 2003, one grant in May 2003, and one grant in September 2003 for other projects on which CEL-SCI is working. These grants generated approximately $170,750 in revenue in fiscal year 2003. Research and development expenses declined because CEL-SCI completed its current production of MULTIKINE(R) during fiscal year 2002. General and administrative expenses were higher during the year ended September 30, 2003 since there was a reversal in 2002 of a 2001 fiscal year charge of $593,472 resulting from a decline in the intrinsic value of the options repriced to employees. Interest income during the year ended September 30, 2003 was less than it was during the same periods in fiscal year 2002 as a result of CEL-SCI's smaller cash position and lower interest rates on interest bearing accounts. During the years ended September 30, 2003 and 2002, interest expense was $2,340,667 and $2,131,750, respectively. Interest expense for all periods presented is primarily a non-cash item incurred to account for interest and amortization of the discounts and deferred financing costs related to convertible debt, the note payable to Covance AG and the convertible debt payable to Cambrex Biosciences, Inc.

Fiscal 2002

      Grant revenue and other is primarily grant money received in payment of some research and development expenses. Research and development expenses in fiscal year 2002 declined significantly because CEL-SCI completed its current production of MULTIKINE(R) during the first quarter. This supply will be used in future clinical trials. During the fiscal year, CEL-SCI instituted a cost reduction program and reduced its workforce significantly. Hence, both research and development costs and general and administrative costs declined from the previous fiscal years. General and administrative expenses also declined due to the reversal of compensation charges of $593,472 resulting from a decline in the intrinsic value of options re-priced to employees. Interest income during the year ended September 30, 2002 reflects interest accrued and received on certificates of deposit. Because CEL-SCI issued Series F and Series G convertible notes during fiscal year 2002, there is a significant charge to interest expense during the year for the expensing of the discount on the notes and the deferred financing costs incurred for the issuance of these notes. This discount relates primarily to the value of the warrants received in the offering and the value of the beneficial conversion feature of the notes.

Liquidity and Capital Resources

      CEL-SCI has had only limited revenues from operations since its inception in March l983. CEL-SCI has relied primarily upon proceeds realized from the public and private sale of its common and preferred stock and convertible notes to meet its funding requirements. Funds raised by CEL-SCI have been expended primarily in connection with the acquisition of an exclusive worldwide license to certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, the repayment of debt, the continuation of Company-sponsored research and development, administrative costs and construction of laboratory facilities. Inasmuch as CEL-SCI does not anticipate realizing revenues until such time as it enters into licensing arrangements regarding the technology and know-how licensed to it (which could take a number of years), CEL-SCI is mostly dependent upon the proceeds from the sale of its securities to meet all of its liquidity and capital resource requirements.

      In fiscal year 2003, CEL-SCI reduced its discretionary expenditures. If necessary, CEL-SCI plans to further reduce discretionary expenditures in fiscal 2004; however such reductions would further delay the development of CEL-SCI's products.

      CEL-SCI plans to use its existing financial resources, the proceeds from the sale of its common stock, proceeds from the sale of common stock under the equity line of credit agreement with Rubicon Capital, and the proceeds from the issuance of convertible debt to fund its capital requirements during this period.

      Other than funding operating losses, funding its research and development program, and paying its liabilities, CEL-SCI does not have any material capital commitments. Material future liabilities as of September 30, 2003 are as follows:

Contractual Obligations:                       Years Ending September 30,
                                             ------------------------------
                            Total            2004         2005         2006
                            -----            ----         ----         ----
Notes Payable
   Cambrex                $686,992        $ 686,992     $      --    $      --
   Covance                 184,330          184,330            --           --
Convertible Debt           100,000          100,000            --           --
Leases                      93,910           93,910            --           --
Interest and Dividends      55,011           55,011            --           --
Employment Contracts     1,625,373          733,585       552,083      339,703
                        ----------       ----------  ------------   ----------
                        $2,745,616       $1,853,828  $    552,083   $  339,703
                        ==========       ==========  ============   ==========

      On December 1, 2003, CEL-SCI sold 2,999,964 shares of its common stock, to a group of private institutional investors for approximately $2,550,000, or $0.85 per share. As part of this transaction, the investors in the private offering received Series J warrants which allow the investors to purchase 899,988 shares of CEL-SCI's common stock at a price of $1.32 per share at any time prior to December 1, 2006.

      It should be noted that substantial additional funds will be needed for more extensive clinical trials which will be necessary before CEL-SCI will be able to apply to the FDA for approval to sell any products which may be developed on a commercial basis throughout the United States. In the absence of revenues, CEL-SCI will be required to raise additional funds through the sale of securities, debt financing or other arrangements in order to continue with its research efforts. However, there can be no assurance that such financing will be available or be available on favorable terms. It is the opinion of management that sufficient funds will be available from external financing and additional capital and/or expenditure reduction in order to meet CEL-SCI's liabilities and commitments as they come due during fiscal year 2004. Ultimately, CEL-SCI must complete the development of its products, obtain appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

      CEL-SCI's cash flow and earnings are subject to fluctuations due to changes in interest rates on its certificates of deposit, and, to an immaterial extent, foreign currency exchange rates.

Equity Line of Credit

      In order to provide a possible source of funding for CEL-SCI's current activities and for the development of its current and planned products, CEL-SCI entered into an equity line of credit agreement with Rubicon Group Ltd.

      Under the equity line of credit agreement, Rubicon Group has agreed to provide CEL-SCI with up to $10,000,000 of funding during a two year period beginning on the date that the registration statement filed by CEL-SCI to register the shares to be sold to Rubicon Group is declared effective by the Securities and Exchange Commission. During this period, CEL-SCI may request a drawdown under the equity line of credit by selling shares of its common stock to Rubicon Group, and Rubicon Group will be obligated to purchase the shares. The minimum amount CEL-SCI can draw down at any one time is $100,000, and the maximum amount CEL-SCI can draw down at any one time will be determined at the time of the drawdown request using a formula contained in the equity line of credit agreement. CEL-SCI may request a drawdown once every 22 trading days, although CEL-SCI is under no obligation to request any drawdowns under the equity line of credit.

      During the 22 trading days following a drawdown request, CEL-SCI will calculate the number of shares it will sell to Rubicon Group and the purchase price per share. The purchase price per share of common stock will be based on the daily volume weighted average price of CEL-SCI's common stock during each of the 22 trading days immediately following the drawdown date, less a discount of 11%.

      CEL-SCI will not be able to request a drawdown on the equity line of credit until the registration statement filed by CEL-SCI to register the shares to be sold to Rubicon Group is declared effective by the Securities and Exchange Commission.

Covance AG

      On October 8, 2002, CEL-SCI signed an agreement with Covance AG (Covance), a Swiss Corporation. Pursuant to the agreement, amounts owed to Covance totaling $199,928 as of June 30, 2003 were converted to a note payable. The note is payable on January 2, 2004. Interest will be payable monthly at an annual rate of 8%. Until the entire amount has been paid to Covance, Covance is entitled to receive 2% of any draw-down of CEL-SCI's equity credit line, 2% of any net funds received from outside financings of less than $1 million, 3% of any net funds received from outside financings greater than $1 million but less than $2 million and 4% of any net funds received from outside financings greater than $2 million. During the year ended September 30, 2003, CEL-SCI paid $15,598 on the Covance note.

Eastern Biotech

      In May 2003, CEL-SCI entered into an agreement with Eastern Biotech which provided Eastern Biotech with the following (i) the exclusive right to distribute MULTIKINE and CEL-1000 in Greece, Serbia and Croatia, (ii) a royalty equal to 1% of CEL-SCI's net sales of MULTIKINE and CEL-1000 prior to May 30, 2033, (iii) 1,100,000 shares of CEL-SCI's common stock and, (iv) warrants which allow Eastern Biotech to purchase an additional 1,100,000 shares of CEL-SCI's common stock at a price of $0.47 per share at any time prior to May 30, 2008. In consideration for the above Eastern Biotech paid CEL-SCI $500,000. Since the shares issued to Eastern Biotech, as well as the shares issuable upon the exercise of the Eastern Biotech warrants, were not registered for public sale by September 30, 2003, the royalty percentage to Eastern Biotech increased to 2%. Eastern Biotech will lose its exclusive right to distribute CEL-SCI's products unless Eastern Biotech has enrolled at least 20 patients in a controlled, mutually designed head and neck cancer clinical trial by June 1, 2004.

Cambrex Bio Science Promissory Note

     In November 2001 CEL-SCI gave a promissory note to Cambrex Bio Sciences, Inc., the owner of the manufacturing facility used by CEL-SCI to produce
MULTIKINE for CEL-SCI's clinical trials. The promissory note was in the principal amount of $1,172,517 which represented the cost of CEL-SCI's use of the Cambrex manufacturing facility for the three months ended January 10, 2002. The amount due Cambrex bears interest at the prime interest rate, plus 3%, which is adjusted monthly. As of December 1, 2003 the prime interest rate was 4% and the interest rate on the amount due Cambrex was 7%. The note is due in full, including accrued interest, on January 2, 2004. Pursuant to the agreement, CEL-SCI surrendered a cash deposit and transferred title to certain equipment to Cambrex, which reduced the amount due by $225,000. Until the note is paid in full, CEL-SCI has agreed to pay Cambrex 10% of all amounts received by CEL-SCI, net of financing costs, from any future financings, including amounts received by CEL-SCI from its equity line of credit. As of December 1, 2003 CEL-SCI had made $485,525 in principal payments on the note. Cambrex, at its option, may convert all or part of the amount due Cambrex into shares of CEL-SCI's common stock. The number of shares to be issued to Cambrex upon any conversion of the note will be determined by dividing that portion of the note to be converted by the Conversion Price. The "Conversion Price" is an amount equal to 90% of the average of the closing prices of CEL-SCI's common stock for the three trading days immediately prior to the conversion date. However, the Conversion Price may not be less than $0.22. As of December 1, 2003 Cambrex had not converted any part of the note into shares of CEL-SCI's common stock.

Convertible Notes

      In December 2001 and January 2002, CEL-SCI sold Series F convertible notes, plus Series F warrants, to a group of private investors for $1,600,000. As of December 1, 2002 these notes had been converted into 6,592,461 shares of CEL-SCI's common stock.

     In July and September 2002, CEL-SCI sold Series G convertible notes, plus Series G warrants, to a group of private investors for $1,300,000. As of June 30, 2003 all of the Series G notes had been converted into 8,390,746 shares of CEL-SCI's common stock.

     In January and July 2003, CEL-SCI sold Series H convertible notes, plus Series H warrants, to a group of private investors for $1,350,000. As of December 1, 2003 all of the Series H notes had been converted into 3,233,229 shares of CEL-SCI's common stock.

Critical Accounting Policies

      CEL-SCI's significant accounting policies are more fully described in Note 1 to the Consolidated Financial Statements. However, certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the consolidated financial statements are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on CEL-SCI's historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate. Our significant accounting policies include:

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

      Stock Options - In October 1996, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). This statement encourages but does not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. CEL-SCI has elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure" which amends SFAS No. 123. SFAS No. 148 provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for periods beginning after December 15, 2002. The Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method.

      Asset Valuations and Review for Potential Impairments - CEL-SCI reviews its fixed assets every fiscal quarter. This review requires that CEL-SCI make assumptions regarding the value of these assets and the changes in circumstances that would affect the carrying value of these assets. If such analysis indicates that a possible impairment may exist, CEL-SCI is then required to estimate the fair value of the asset and, as deemed appropriate, expense all or a portion of the asset. The determination of fair value includes numerous uncertainties, such as the impact of competition on future value. CEL-SCI believes that it has made reasonable estimates and judgments in determining whether our long-lived assets have been impaired; however, if there is a material change in the assumptions used in our determination of fair values or if there is a material change in economic conditions or circumstances influencing fair value, CEL-SCI could be required to recognize certain impairment charges in the future. As a result of the reviews, no changes in asset values are expected.

      Convertible Notes - Convertible notes were issued during the year. CEL-SCI initially offset a portion of the notes with a discount representing the relative fair value of the warrants and a beneficial conversion feature discount. This discount is amortized to interest expense over the period the notes are outstanding and is accelerated pro-rata as the notes are converted. The fair value of the warrants and the beneficial conversion discount are calculated based on available market data using appropriate valuation models. These valuations require that CEL-SCI make assumptions and estimates regarding the convertible notes and warrants. Management uses its judgment, as well as outside sources, to determine these assumptions and estimates.

Quantitative and Qualitative Disclosure About Market Risks

     Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. CEL-SCI has no derivative financial instruments. Further, there is no exposure to risks associated with foreign exchange rate changes because none of the operations of CEL-SCI are transacted in a foreign currency. The interest rate risk on investments is considered immaterial due to the dollar value of investments as of September 30, 2003. CEL-SCI has a note payable with an interest rate at prime plus 3% and a note payable with an interest rate at 8%. This represents a market risk if the prime interest rate rises. However, based on the most recent Federal Reserve Board's actions, CEL-SCI believes that a large increase in the prime rate is unlikely in the near future.

Recent Accounting Pronouncements

      In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 149 "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The amendments set forth in SFAS 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted similarly. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in Statement 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this SFAS No. 149 did not have a material effect on CEL-SCI's financing position, results of operations or cash flows.

      In May 2003, the FASB adopted SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on CEL-SCI's financial position, results of operations or cash flows.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, " (FIN 45). FIN45 establishes new disclosure and liability recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statement of interim or annual periods ending after December 15, 2002. CEL-SCI adopted FIN 45 as of December 31, 2002. CEL-SCI's implementation of FIN 45 did not have a material effect on its financial position, results of operations or cash flows.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). FIN 46 provides guidance on the consolidation of certain entities, referred to as variable interest entities, in which equity investors do not have the characteristics of a controlling financial interest. FIN 46 was effective immediately for variable interest entities created or acquired after January 31, 2003 and is effective July 1, 2003 for variable interest entities created or acquired on or before January 31, 2003. In October 2003, the FASB issued Staff Position FIN 46.6, which extended the effective date of FIN 46 for variable interest entities created or acquired before February 1, 2003 to the first interim or annual period ending after December 15, 2003. CEL-SCI anticipates that the adoption of FIN 46 will not have a material effect on its financial position, results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the Financial Statements included with this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

      Geert Kersten, CEL-SCI's Chief Executive and Financial Officer, has evaluated the effectiveness of CEL-SCI's disclosure controls and procedures as of a date within 90 days prior to the filing date of this report and in his opinion CEL-SCI's disclosure controls and procedures ensure that material information relating to CEL-SCI, including CEL-SCI's consolidated subsidiaries, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Kersten there have been no significant changes in CEL-SCI's internal controls or in other factors that could significantly affect CEL-SCI's internal controls subsequent to the date of evaluation, and as a result, no corrective actions with regard to significant deficiencies or material weakness in CEL-SCI's internal controls were required.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

Name                     Age    Position

Maximilian de Clara       74    Director and President
Geert R. Kersten, Esq.    44    Director, Chief Executive Officer and Treasurer
Patricia B. Prichep       51    Senior Vice President of Operations and
                                Secretary
Dr. Eyal Talor            47    Senior Vice President of Research and
                                Manufacturing
Dr. Daniel H. Zimmerman   61    Senior Vice President of Research, Cellular
                                Immunology
Alexander G. Esterhazy    58    Director
Dr. C. Richard Kinsolving 68    Director
Dr. Peter R. Young        58    Director

      The directors of CEL-SCI serve in such capacity until the next annual meeting of CEL-SCI's shareholders and until their successors have been duly elected and qualified. The officers of CEL-SCI serve at the discretion of CEL-SCI's directors.

      Mr. Maximilian de Clara, by virtue of his position as an officer and director of CEL-SCI, may be deemed to be the "parent" and "founder" of CEL-SCI as those terms are defined under applicable rules and regulations of the Securities and Exchange Commission.

      The principal occupations of CEL-SCI's officers and directors, during the past several years, are as follows:

      Maximilian de Clara. Mr. de Clara has been a Director of CEL-SCI since its inception in March l983, and has been President of CEL-SCI since July l983. Prior to his affiliation with CEL-SCI, and since at least l978, Mr. de Clara was involved in the management of his personal investments and personally funding research in the fields of biotechnology and biomedicine. Mr. de Clara attended the medical school of the University of Munich from l949 to l955, but left before he received a medical degree. During the summers of l954 and l955, he worked as a research assistant at the University of Istanbul in the field of cancer research. For his efforts and dedication to research and development in the fight against cancer and AIDS, Mr. de Clara was awarded the "Pour le Merit" honorary medal of the Austrian Military Order "Merito Navale" as well as the honor cross of the Austrian Albert Schweitzer Society.

     Geert R. Kersten, Esq. Mr. Kersten was Director of Corporate and Investment Relations for CEL-SCI between February 1987 and October 1987. In October of 1987, he was appointed Vice President of Operations. In December 1988, Mr. Kersten was appointed Director of the Company. Mr. Kersten also became CEL-SCI's Treasurer in 1989. In May 1992, Mr. Kersten was appointed Chief Operating
Officer and in February 1995, Mr. Kersten became CEL-SCI's Chief Executive Officer. In previous years, Mr. Kersten worked as a financial analyst with Source Capital, Ltd., an investment advising firm in McLean, Virginia. Mr. Kersten is a stepson of Maximilian de Clara, who is the President and a Director of CEL-SCI. Mr. Kersten attended George Washington University in Washington, D.C. where he earned a B.A. in Accounting and an M.B.A. with emphasis on International Finance. He also attended law school at American University in Washington, D.C. where he received a Juris Doctor degree.

     Patricia B. Prichep has been the Company's Senior Vice President of Operations since March 1994. Between December 1992 and March 1994, Ms. Prichep was the Company's Director of Operations. Ms. Prichep became CEL-SCI's Secretary in May 2000. From June 1990 to December 1992, Ms. Prichep was the Manager of Quality and Productivity for the NASD's Management, Systems and Support Department. Between 1982 and 1990, Ms. Prichep was Vice President and Operations Manager for Source Capital, Ltd.

      Eyal Talor, Ph.D. has been CEL-SCI's Senior Vice President of Research and Manufacturing since March 1994. From October 1993 until March 1994, Dr. Talor was Director of Research, Manufacturing and Quality Control, as well as the Director of the Clinical Laboratory, for Chesapeake Biological Laboratories, Inc. From 1991 to 1993, Dr. Talor was a scientist with SRA Technologies, Inc., as well as the director of SRA's Flow Cytometry Laboratory (1991-1993) and Clinical Laboratory (1992-1993). During 1992 and 1993, Dr. Talor was also the Regulatory Affairs and Safety Officer For SRA. Since 1987, Dr. Talor has held various positions with the Johns Hopkins University, including course coordinator for the School of Continuing Studies (1989-Present), research associate and lecturer in the Department of Immunology and Infectious Diseases (1987-1991), and associate professor (1991-Present).

      Daniel H. Zimmerman, Ph.D. has been CEL-SCI's Senior Vice President of Cellular Immunology since January 1996. Dr. Zimmerman founded CELL-MED, Inc. and was its president from 1987-1995. From 1973 to 1987 Dr. Zimmerman served in various positions at Electronucleonics, Inc. including Scientist, Senior Scientist, Technical Director and Program Manager. From 1969-1973 Dr. Zimmerman was a Senior Staff Fellow at NIH.

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

      C. Richard Kinsolving, Ph.D. has been a Director of CEL-SCI since April 2001. Since February 1999 Dr. Kinsolving has been the Chief Executive Officer of BioPharmacon, a pharmaceutical development company. Between December 1992 and February 1999 Dr. Kinsolving was the President of Immuno-Rx, Inc., a company engaged in immuno-pharmaceutical development. Between December 1991 and September 1995 Dr. Kinsolving was President of Bestechnology, Inc. a nonmedical research and development company producing bacterial preparations for industrial use. Dr. Kinsolving received his Ph.D. in Pharmacology from Emory University
(1970), his Masters degree in Physiology/Chemistry from Vanderbilt University
(1962), and his Bachelor's degree in Chemistry from Tennessee Tech. University
(1957).

      Peter R. Young, Ph.D. has been a Director of CEL-SCI since August 2002. Dr. Young has been a senior executive within the pharmaceutical industry in the United States and Canada for most of his career. Over the last 20 years he has primarily held positions of Chief Executive Officer or Chief Financial Officer and has extensive experience with acquisitions and equity financings. Since November 2001 Dr. Young has been the President of Agnus Dei, LLC, which acts as a partner in an organization managing immune system clinics which treat patients with diseases such as cancer, multiple sclerosis and hepatitis. Dr. Young is also active in a pharmaceutical development venture that has recently filed for patents relating to drug coating processes. Dr. Young received his Ph.D. in Organic Chemistry from the University of Bristol, England (1969), and his Bachelor's degree in Honors Chemistry, Mathematics and Economics also from the University of Bristol, England (1966).

      All of CEL-SCI's officers devote substantially all of their time to CEL-SCI's business.

      CEL-SCI has an audit committee and compensation committee. The members of the audit committee are Alexander G. Esterhazy, C. Richard Kinsolving and Dr. Peter Young. Dr. Peter Young serves as the audit committee's financial expert. In this capacity, Dr. Young is independent, as that term is defined in the listing standards of the American Stock Exchange. The members of the compensation committee are Maximilian de Clara, Alexander Esterhazy and C. Richard Kinsolving.

      If a violation of this code of ethics act is discovered or suspected, the Senior Officer must (anonymously, if desired) send a detailed note, with relevant documents, to CEL-SCI's Audit Committee, c/o Dr. Peter Young, 1904 Canterbury Drive, Westover Hills, TX 76107.

      CEL-SCI has adopted a Code of Ethics which is applicable to CEL-SCI'S principal executive, financial, and accounting officers and persons performing similar functions. The Code of Ethics is available on CEL-SCI's website, located at www.cel-sci.com.

Executive Compensation

      The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of CEL-SCI and (ii) by each other executive officer of CEL-SCI who received in excess of $100,000 during the fiscal year ended September 30, 2003.

                                                                           All
                                              Other                       Other
                                              Annual   Restric-           Com-
                                              Compen-  ted Stock Options  pensa-
Name and Princi-   Fiscal   Salary    Bonus   sation   Awards    Granted  tion
 pal Position       Year     (1)       (2)     (3)        (4)      (5)     (6)
----------------   -----    ------   ------   ------   --------- -------  ------

Maximilian de Clara,2003  $363,000       --   $65,121        --   574,999     --
President           2002  $363,000       --   $46,079  $ 89,334    75,000     --
                    2001  $357,167       --   $52,186  $262,000    95,000  $  64

Geert R. Kersten,   2003  $354,087       --   $12,558  $  9,244 1,890,000     --
Chief Executive     2002  $346,324       --   $15,044  $ 10,929   105,000     --
Officer and         2001  $265,175       --   $10,462  $  8,313   655,000 $4,114
Treasurer

Patricia B. Prichep 2003  $147,904        --  $ 3,000  $  4,902   580,000     --
Senior Vice
 President          2002  $140,464        --  $ 3,000  $  5,597    90,500     --
of Operations and   2001  $104,505        --  $ 3,000  $  6,270   260,000  $  63
Secretary

Eyal Talor, Ph.D.   2003  $191,574        --  $ 3,000  $  4,950   374,166     --
Senior Vice
 President          2002  $187,075        --  $ 3,000  $  5,702    85,000     --
of Research and     2001   157,420        --  $ 3,000  $  9,269   200,000  $  63
Manufacturing

Daniel Zimmerman,
 Ph.D,              2003  $147,000        --  $ 3,000  $  5,005   392,000     --
Senior Vice
 President          2002  $143,583        --  $ 3,000  $  5,763    91,000     --
of Cellular
 Immunology         2001  $117,145        --  $ 3,000  $  6,962   175,000  $  64


(1) The dollar value of base salary (cash and non-cash) received. During the year ended September 30, 2003, $701,397 of the total salaries paid to the persons shown in the table were paid in restricted shares of CEL-SCI's common stock.

(2)  The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property. Amounts in the table represent automobile, parking and other transportation expenses, plus, in the case of Maximilian de Clara and Geert Kersten, director's fees of $8,000. During the year ended September 30, 2003, $25,000 of the total Other Annual compensation paid to the persons shown in the table were paid in restricted shares of CEL-SCI's common stock.

(4) During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table. In the case of Mr. de Clara the shares were issued in consideration for past services to the Company. In the case of all other persons listed in the table, the shares were issued as CEL-SCI's contribution on behalf of the named officer to CEL-SCI's 401(k) retirement plan.

      As of September 30, 2003, the number of shares of CEL-SCI's common stock, owned by the officers included in the table above, and the value of such shares at such date, based upon the market price of CEL-SCI's common stock were:

      Name                          Shares            Value

      Maximilian de Clara        1,782,295        $1,657,534
      Geert R. Kersten           2,345,993        $2,181,773
      Patricia B. Prichep          471,479       $   438,475
      Eyal Talor, Ph.D.            474,615       $   441,392
      Daniel Zimmerman, Ph.D.      438,776       $   408,062

      Dividends may be paid on shares of restricted stock owned by CEL-SCI's officers and directors, although CEL-SCI has no plans to pay dividends.

(5) The shares of Common Stock to be received upon the exercise of all stock options granted during the periods covered by the table. Includes certain options issued in connection with CEL-SCI's Salary Reduction Plans as well as certain options purchased from CEL-SCI. See "Options Granted During Fiscal Year Ended September 30, 2003" below.

(6) All other compensation received that CEL-SCI could not properly report in any other column of the table including annual Company contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, CEL-SCI with respect to term life insurance for the benefit of the named executive officer, and the full dollar value of the remainder of the premiums paid by, or on behalf of, CEL-SCI. Amounts in the table represent life insurance premiums.

Long Term Incentive Plans - Awards in Last Fiscal Year

      None.

Employee Pension, Profit Sharing or Other Retirement Plans

      During 1993 CEL-SCI implemented a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code and covering substantially all the Company's employees. Prior to January 1, 1998 CEL-SCI's contribution was equal to the lesser of 3% of each employee's salary, or 50% of the employee's contribution. Effective January 1, 1998 the plan was amended such that the Company's contribution is now made in shares of CEL-SCI's common stock as opposed to cash. Each participant's contribution is matched by CEL-SCI with shares of common stock which have a value equal to 100% of the participant's contribution, not to exceed the lesser of $1,000 or 6% of the participant's total compensation. CEL-SCI's contribution of common stock is valued each quarter based upon the closing price of the Company's common stock. The fiscal 2003 expenses for this plan were $48,437. Other than the 401(k) Plan, CEL-SCI does not have a defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors

      Standard Arrangements. CEL-SCI currently pays its directors $2,000 per quarter, plus expenses. CEL-SCI has no standard arrangement pursuant to which directors of CEL-SCI are compensated for any services provided as a director or for committee participation or special assignments.

      Other Arrangements. CEL-SCI has from time to time granted options to its outside directors. See Stock Options below for additional information concerning options granted to CEL-SCI's directors.

Employment Contracts.

      In March 2002 the Company entered into a three-year employment agreement with Mr. de Clara which expires March 31, 2005. The employment agreement provides that CEL-SCI will pay Mr. de Clara an annual salary of $363,000 during the term of the agreement. In the event that there is a material reduction in Mr. de Clara's authority, duties or activities, or in the event there is a change in the control of the Company, then the agreement allows Mr. de Clara to resign from his position at the Company and receive a lump-sum payment from CEL-SCI equal to 18 months salary. For purposes of the employment agreement, a change in the control of CEL-SCI means the sale of more than 50% of the outstanding shares of CEL-SCI's Common Stock, or a change in a majority of CEL-SCI's directors.

      Effective September 1, 2003, CEL-SCI entered into a three-year employment agreement with Mr. Kersten. The employment agreement provides that during the term of the employment agreement CEL-SCI will pay Mr. Kersten an annual salary of $370,585. In the event there is a change in the control of CEL-SCI, the agreement allows Mr. Kersten to resign from his position at CEL-SCI and receive a lump-sum payment from CEL-SCI equal to 24 months salary. For purposes of the employment agreement a change in the control of CEL-SCI means: (1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors.

Compensation Committee Interlocks and Insider Participation

     CEL-SCI has a compensation committee comprised of all of CEL-SCI's directors, with the exception of Mr. Kersten. During the year ended September 30, 2003, Mr. de Clara was the only officer participating in deliberations of CEL-SCI's compensation committee concerning executive officer compensation.

      During the year ended September 30, 2003, no director of CEL-SCI was also an executive officer of another entity, which had an executive officer of CEL-SCI serving as a director of such entity or as a member of the compensation committee of such entity.

Stock Options

      The following tables set forth information concerning the options granted during the fiscal year ended September 30, 2003, to the persons named below, and the fiscal year-end value of all unexercised options (regardless of when granted) held by these persons.

                Options Granted During Fiscal Year Ended September 30, 2003


                                                                       Potential Realizable
                                  % of Total                           Value at Assumed
                                    Options                           Annual Rates of Stock
                                   Granted to     Exercise               Price  Appreciation
                      Options     Employees in   Price Per  Expiration  for Option Term (1)
Name                 Granted(#)   Fiscal Year      Share        Date       5%       10%
------             ------------   -----------    ---------  ----------   ----     -----

Maximilian de Clara     574,999      11.20%         0.22       4/1/13   $63,302  $126,604

Geert R. Kersten      1,890,000      36.83%         0.22       4/1/13  $208,071  $416,142

Patricia B. Prichep     580,000      11.30%         0.22       4/1/13   $63,852  $127,705

Eyal Talor, Ph.D.       374,166       7.33%         0.22       4/1/13   $41,412   $82,825

Daniel Zimmerman, Ph.D. 392,000       7.64%         0.22       4/1/13   $43,155   $86,311


(1)The potential realizable value of the options shown in the table assuming the market price of CEL-SCI's Common Stock appreciates in value from the date of the grant to the end of the option term at 5% or 10%.

                   Option Exercises and Year-End Option Values

                                                                Value (in $) of
                                                                  Unexercised
                                                 Number of       In-the-Money
                                                Unexercised    Options at Fiscal
                         Shares                  Options (3)      Year-End (4)
                     Acquired On     Value      Exercisable/       Exercisable/
Name                 Exercise (1) Realized (2) Unexercisable     Unexercisable
----                 ------------ ------------ -------------   -----------------

Maximilian de Clara      --          --     504,999/644,999     $9,750/$427,749
Geert R. Kersten         --          -- 1,800,000/1,980,000  $13,650/$1,369,200
Patricia Prichep         --          --     511,334/648,666    $11,365/$434,530
Eyal Talor                                  309,167/439,165    $10,000/$285,658
Daniel Zimmerman         --          --     324,668/459,332    $15,330/$308,980

(1) The number of shares received upon exercise of options during the fiscal year ended September 30, 2003.

(2) With respect to options exercised during CEL-SCI's fiscal year ended September 30, 2003, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of September 30, 2003, separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of September 30, 2003, the market value of the stock underlying those options as of September 30, 2003.

Stock Option and Bonus Plans

      CEL-SCI has Incentive Stock Option Plans, Non-Qualified Stock Option Plans and Stock Bonus Plans. All Stock Option and Bonus Plans have been approved by the stockholders. A summary description of these Plans follows. In some cases these Plans are collectively referred to as the "Plans".

      Incentive Stock Option Plan. The Incentive Stock Option Plans collectively authorize the issuance of up to 4,100,000 shares of CEL-SCI's Common Stock to persons who exercise options granted pursuant to the Plan. Only Company employees may be granted options pursuant to the Incentive Stock Option Plan.

      To be classified as incentive stock options under the Internal Revenue Code, options granted pursuant to the Plans must be exercised prior to the following dates:

      (a) The expiration of three months after the date on which an option holder's employment by CEL-SCI is terminated (except if such termination is due to death or permanent and total disability);

      (b) The expiration of 12 months after the date on which an option holder's employment by CEL-SCI is terminated, if such termination is due to the Employee's permanent and total disability;

      (c) In the event of an option holder's death while in the employ of CEL-SCI, his executors or administrators may exercise, within three months following the date of his death, the option as to any of the shares not previously exercised;

      The total fair market value of the shares of Common Stock (determined at the time of the grant of the option) for which any employee may be granted options which are first exercisable in any calendar year may not exceed $100,000.

      Options may not be exercised until one year following the date of grant. Options granted to an employee then owning more than 10% of the Common Stock of CEL-SCI may not be exercisable by its terms after five years from the date of grant. Any other option granted pursuant to the Plan may not be exercisable by its terms after ten years from the date of grant.

      The purchase price per share of Common Stock purchasable under an option is determined by the Committee but cannot be less than the fair market value of the Common Stock on the date of the grant of the option (or 110% of the fair market value in the case of a person owning more than 10% of CEL-SCI's outstanding shares).

      Non-Qualified Stock Option Plans. The Non-Qualified Stock Option Plans collectively authorize the issuance of up to 7,760,000 shares of CEL-SCI's Common Stock to persons that exercise options granted pursuant to the Plans. CEL-SCI's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of CEL-SCI's Common Stock on the date the option is granted.

      Stock Bonus Plan. Up to 1,940,000 shares of Common Stock may be granted under the Stock Bonus Plan. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, CEL-SCI's employees, directors, officers, consultants and advisors are eligible to receive a grant of CEL-SCI's shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

      Other Information Regarding the Plans. The Plans are administered by CEL-SCI's Compensation Committee ("the Committee"), each member of which is a director of the Company. The members of the Committee were selected by CEL-SCI's Board of Directors and serve for a one-year tenure and until their successors are elected. A member of the Committee may be removed at any time by action of the Board of Directors. Any vacancies which may occur on the Committee will be filled by the Board of Directors. The Committee is vested with the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the Committee is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

      In the discretion of the Committee, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Committee may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non-Qualified Stock Option Plan will be forfeited if the "vesting" schedule established by the Committee administering the Plan at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of CEL-SCI or the period of time a non-employee must provide services to CEL-SCI. At the time an employee ceases working for CEL-SCI (or at the time a non-employee ceases to perform services for CEL-SCI), any shares or options not fully vested will be forfeited and cancelled. At the discretion of the Committee payment for the shares of Common Stock underlying options may be paid through the delivery of shares of CEL-SCI's Common Stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of Common Stock may also be permitted at the discretion of the Committee.

      Options are generally non-transferable except upon death of the option holder. Shares issued pursuant to the Stock Bonus Plan will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Committee when the shares were issued.

      The Board of Directors of CEL-SCI may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner they deem appropriate, provided that such amendment, termination or suspension will not adversely affect rights or obligations with respect to shares or options previously granted. The Board of Directors may not, without shareholder approval: make any amendment which would materially modify the eligibility requirements for the Plans; increase or decrease the total number of shares of Common Stock which may be issued pursuant to the Plans except in the case of a reclassification of CEL-SCI's capital stock or a consolidation or merger of CEL-SCI; reduce the minimum option price per share; extend the period for granting options; or materially increase in any other way the benefits accruing to employees who are eligible to participate in the Plans.

      Summary. The following sets forth certain information, as of September 30, 2003, concerning the stock options and stock bonuses granted by CEL-SCI. Each option represents the right to purchase one share of CEL-SCI's common stock.

                              Total         Shares
                             Shares     Reserved for     Shares       Remaining
                           Reserved     Outstanding    Issued as  Options/Shares
Name of Plan             Under Plans       Options    Stock Bonus   Under Plans
------------             -----------    -----------   ----------- --------------

Incentive Stock Option
 Plans                     4,100,000      3,801,100        N/A        212,315

Non-Qualified Stock Option 7,760,000      6,453,973        N/A        151,899
    Plans

Stock Bonus Plans          1,940,000         N/A     1,225,036        714,964

      Of the shares issued pursuant to CEL-SCI's Stock Bonus Plans 487,920 shares were issued as part of CEL-SCI's contribution to its 401(k) plan.

      The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company's Incentive and Non-Qualified Stock Option Plans as of September 30, 2003, CEL-SCI's most recent fiscal year end. CEL-SCI's Incentive and Non-Qualified Stock Option Plans have been approved by CEL-SCI's shareholders.

                                                           Number of Securities
                                                            Remaining Available
                               Number                       For Future Issuance
                            of Securities                      Under Equity
                            to be Issued  Weighted-Average  Compensation Plans,
                          Upon Exercise  Exercise Price of  Excluding Securities
                          of Outstanding   of Outstanding  Reflected in Column
Plan category               Options  (a)     Options              (a)
--------------------------------------------------------------------------------

Incentive Stock Option
 Plans                       3,801,100       $0.68             212,315
Non-Qualified Stock Option
 Plans                      6,453,973        $0.74             151,899
                           ----------        -----             -------
                           10,255,073        $0.72             364,214
                           ==========        =====             =======


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of November 30, 2003, information with respect to the only persons owning beneficially 5% or more of the outstanding Common Stock and the number and percentage of outstanding shares owned by each director and officer and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of Common Stock.

Name and Address                   Number of Shares  (1)   Percent of Class (3)
----------------                   -----------------       ----------------

Maximilian de Clara                      2,238,044                3.6%
Bergstrasse 79
6078 Lungern,
Obwalden, Switzerland

Geert R. Kersten                          4,192,911 (2)           6.6%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Patricia B. Prichep                       1,016,549               1.6%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Eyal Talor, Ph.D.                           723,601               1.2%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Daniel H. Zimmerman, Ph.D.                  744,860               1.2%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Name and Address                   Number of Shares  (1)   Percent of Class (3)
----------------                   -----------------       ----------------

Alexander G. Esterhazy                   55,000                      *
20 Chemin du Pre-Poiset
CH- 1253 Vandoeuvres
Geneve, Switzerland

C. Richard Kinsolving                   119,090                      *
P.O. Box 20193
Bradenton, FL 34204-0193

Peter R. Young, Ph.D.                    47,518                      *
1904 Canterbury Drive
Westover Hills, TX 76107

All Officers and Directors            9,137,573                  13.9%
as a Group (8 persons)
*    Less than 1%

(1) Includes shares issuable prior to February 28, 2004 upon the exercise of options or warrants granted to the following persons:

                                          Options or Warrants Exercisable
      Name                                  Prior to February 28, 2004

      Maximilian de Clara                          504,999
      Geert R. Kersten                           1,800,000
      Patricia B. Prichep                          529,667
      Eyal Talor, Ph.D.                            329,167
      Daniel H. Zimmerman, Ph.D.                   331,334
      Alexander G. Esterhazy                        55,000
      C. Richard Kinsolving, Ph.D.                  50,000
      Peter R. Young, Ph.D.                          6,667

(2) Amount includes shares held in trust for the benefit of Mr. Kersten's minor children. Geert R. Kersten is the stepson of Maximilian de Clara.

(3) Amount includes shares referred to in (1) above but excludes shares which may be issued upon the exercise or conversion of other options, warrants and other convertible securities previously issued by CEL-SCI.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      The following table sets forth the aggregate fees billed to CEL-SCI for the years ended September 30, 2003 and September 30, 2002 by Deloitte & Touche, LLP, CEL-SCI independent auditors:
                                                  Year Ended September 30,
                                                  2003                2002
                                                  ----                ----

Audit Fees                                     $131,049            $139,516
Audit-Related Fees                               50,027              35,468
Financial Information Systems                        --
   Design and Implementation Fees                    --                  --
Tax Fees                                             --                  --
All Other Fees                                       --                  --

      Audit fees represent amounts billed for professional services rendered for the audit of the CEL-SCI's annual financial statements and the reviews of the financials statements included in CEL-SCI's Forms 10-Q for the fiscal year. Audit Related Fees represent amounts charged for reviewing various registration statements filed with the Securities and Exchange Commission by CEL-SCI during the year. Before Deloitte & Touche, LLP was engaged by CEL-SCI to render audit or non-audit services, the engagement was approved by CEL-Sci's audit committee. CEL-SCI's Board of Directors is of the opinion that the Audit Related Fees charged by Deloitte & Touche, LLP are consistent with Deloitte & Touche, LLP maintaining its independence from CEL-SCI.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)         See the Financial Statements attached to this Report.

      (b) The Company did not file any reports on Form 8-K during the three months ended September 30, 2003.

(c)   Exhibits                            Page Number

3(a)  Articles of Incorporation         Incorporated
                                        by reference to Exhibit 3(a) of
                                        CEL-SCI's combined Registration
                                        Statement on Form S-1 and Post-Effective
                                        Amendment ("Registration Statement"),
                                        Registration Nos. 2-85547-D and 33-7531.

 (b)  Amended Articles                  Incorporated by
                                        reference to Exhibit 3(a) of CEL-SCI's
                                        Registration Statement on Form S-1,
                                        Registration Nos. 2-85547-D and 33-7531.

 (c)  Amended Articles (Name change     Filed as Exhibit 3(c) to CEL-SCI's
      only)                             Registration Statement on Form S-1
                                        Registration Statement (No. 33-34878).

 (d)  Bylaws                            Incorporated by reference to
                                        Exhibit 3(b) of CEL-SCI's Registration
                                        Statement on Form S-1, Registration Nos.
                                        2-85547-D and 33-7531.

(a)  Specimen copy of                   Incorporated by reference to Exhibit
     Stock Certificate                  4(a) of CEL-SCI's Registration Statement
                                        on Form S-1 Registration Nos. 2-85547-D
                                        and 33-7531.

(b)   Designation of Series E           Incorporated by reference to Exhibit 4
      Preferred Stock                   to report on Form 8-K dated August 21,
                                        2001.

10(d) Employment Agreement with         Incorporated by reference to Exhibit
      Maximilian de Clara               10(d) to CEL-SCI's Registration
                                        Statement on Form S-1 (Commission File
                                        #333-102639).

10(e) Employment Agreement with         Incorporated by reference to Exhibit
      Geert Kersten                     10(e) of CEL-SCI's Registration
                                        Statement on Form S-3 (Commission File
                                        #106879).

10(q) Common Stock Purchase Agreement   Incorporated by reference to Exhibit
      with Rubicon Group Ltd.           10(q) to CEL-SCI's Registration
                                        statement on Form S-1 (Commission File
                                        No. 333-109070).

10(r) Stock Purchase Warrant issued to  Incorporated by reference to Exhibit
      Rubicon Group Ltd.                10(r) to CEL-SCI's Registration
                                        statement on Form S-1 (Commission File
                                        No. 333-109070).

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
      Regulation S-K)

10(t) Form of Series E Warrant          Incorporated by reference to Exhibit
                                        10.2 to report on Form 8-K dated August
                                        21, 2001.

10(u) Form of Secondary Warrant         Incorporated by reference to Exhibit
                                        10.3 to report on Form 8-K dated August
                                        21, 2001.

10(v) Note and Warrant Purchase         Incorporated by reference to Exhibit
      Agreement (together with          10(v) to CEL-SCI's Registration
      Schedule required by              Statement on Form S-3 (Commission File
      Instruction 2 to Item 601         Number 333-76396)
      Regulation S-K) pertaining
      to notes sold in December 2001
      and January 2002

10(vi)Note and Warrant Purchase         Incorporated by reference to Exhibit
      Agreement (together with          (vi) to CEL-SCI's Registration
      Schedule required by              statement on Form S-3 (Commission File
      Instruction 2 to Item 601         No. 333-97171)
      Regulation S-K) pertaining to
      Series G notes and warrants

10(vii)Note and Warrant Purchase        Incorporated by reference to Exhibit
       Agreement (together with         10  to CEL-SCI's report on Form 8-K
       Schedule required by             dated January 14, 2003
       Instruction 2 to Item 601
       Regulation S-K) pertaining to
       Series H notes and warrants

10(x) Distribution and Royalty          Incorporated by reference to Exhibit
      Agreement with Eastern Biotech    10(x) to Amendment No. 2 to CEL-SCI's
                                        Registration statement on Form S-3
                                        (Commission File No. 333-106879).

23    Consent of Deloitte & Touche, LLP
                                          -------------------------------

31    Rule 13a-14(a) Certifications
                                          -------------------------------

32    Section 1350 Certifications
                                          -------------------------------

                               CEL-SCI CORPORATION

                     Consolidated Financial Statements for the Years Ended September 30, 2003, 2002, and 2001,
                     and Independent Auditors' Report

CEL-SCI CORPORATION

TABLE OF CONTENTS



                                                                        Page

INDEPENDENT AUDITORS' REPORT                                            F-3

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
ENDED SEPTEMBER 30, 2003, 2002, AND 2001:

  Consolidated Balance Sheets                                            F-4

  Consolidated Statements of Operations                                  F-5

  Consolidated Statements of Comprehensive Loss                          F-6

  Consolidated Statements of Stockholders' Equity                  F-7 - F-9

  Consolidated Statements of Cash Flows                          F-10 - F-13

  Notes to Consolidated Financial Statements                     F-14 - F-31

INDEPENDENT AUDITORS' REPORT


Board of Directors and Shareholders of
CEL-SCI Corporation:

We have audited the accompanying consolidated balance sheets of CEL-SCI Corporation and subsidiary (the Company) as of September 30, 2003 and 2002, and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP

McLean, Virginia
December 15, 2003

CEL-SCI CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2003 AND 2002
-----------------------------------------------------------------------------

ASSETS                                                    2003        2002

CURRENT ASSETS:
  Cash and cash equivalents                          $ 1,753,307   $ 2,079,276
  Interest and other receivables                          47,051        31,477
  Prepaid expenses                                       357,531       452,123
  Deposits                                                14,828             -
  Deferred financing costs                                16,243       176,995
                                                       ---------     ---------

           Total current assets                        2,188,960     2,739,871

RESEARCH AND OFFICE EQUIPMENT--Less accumulated
  depreciation of $2,002,232 and $2,027,225              278,706       473,555

DEPOSITS                                                       -       139,828

PATENT COSTS--Less accumulated amortization
  of $704,522 and $641,711                               447,540       418,004
                                                       ---------     ---------
                                                     $ 2,915,206   $ 3,771,258
                                                     ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                                   $   481,985   $   735,646
  Accrued expenses                                        99,172       148,812
  Due to officer/shareholder and employees               227,115        29,592
  Deposits held                                            3,000             -
  Deferred rent                                            5,540             -
  Note payable - Cambrex, net of discount                656,076     1,135,017
  Note payable - Covance                                 184,330             -
                                                       ---------     ---------
           Total current liabilities                   1,657,218     2,049,067

DEFERRED RENT                                                  -        20,732

CONVERTIBLE DEBT, NET                                     32,882       639,288
                                                       ---------     ---------

           Total liabilities                           1,690,100     2,709,087
                                                       ---------     ---------

STOCKHOLDERS' EQUITY:
 Series E cumulative convertible redeemable
  preferred stock, $.01 par value, $1,000
  liquidation value--authorized, 6,288 shares;
  issued and  outstanding, -0- and 1,192
  shares at September 30, 2003 and 2002, respectively          -            12
 Common stock, $.01 par value--authorized,
  100,000,000 shares; issued and outstanding,
  61,166,345 and 37,255,142 shares
  at September 30, 2003 and 2002, respectively           611,663       372,551
  Additional paid-in capital                          87,167,091    80,871,758
  Accumulated deficit                                (86,553,648)  (80,182,150)
                                                     -----------   -----------

           Total stockholders' equity                  1,225,106     1,062,171
                                                     -----------   -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 2,915,206   $ 3,771,258
                                                     ===========   ===========
See notes to consolidated financial statements.

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001
-------------------------------------------------------------------------

                                         2003            2002           2001

GRANT REVENUE AND OTHER              $ 318,304       $ 384,939      $ 293,871

OPERATING EXPENSES:
  Research and development           1,915,501       4,699,909      7,762,213
  Depreciation and amortization        199,117         226,514        209,121
  General and administrative         2,287,019       1,754,332      3,432,437
                                   -----------     -----------    -----------

      Total operating expenses       4,401,637       6,680,755     11,403,771
                                   -----------     -----------    -----------

NET OPERATING LOSS                  (4,083,333)     (6,295,816)   (11,109,900)

INTEREST INCOME                         52,502          85,322        376,221
INTEREST EXPENSE                    (2,340,667)     (2,131,750)             -
                                   -----------     -----------    -----------

NET LOSS                            (6,371,498)     (8,342,244)   (10,733,679)

ACCRUED DIVIDENDS ON
  PREFERRED STOCK                      (32,101)       (202,987)       (53,153)

ACCRETION OF BENEFICIAL CONVERSION
  FEATURE ON PREFERRED STOCK           (76,720)     (1,444,757)      (317,419)
                                   -----------     -----------    -----------

NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                     $(6,480,319)    $(9,989,988)  $(11,104,251)
                                   ===========     ===========   ============

NET LOSS PER COMMON SHARE (BASIC)  $     (0.13)    $     (0.35)  $      (0.51)
                                   ===========     ===========   ============

NET LOSS PER COMMON SHARE (DILUTED)$     (0.13)    $     (0.35)  $      (0.51)
                                   ===========     ===========   ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                       50,961,457       28,746,341    21,824,273
                                   ===========     ===========   ============


See notes to consolidated financial statements.

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
YEARS ENDED SEPTEMBER 30, 2003, 2002,
AND 2001
--------------------------------------------------------------------------------

                                           2003           2002          2001


NET LOSS                             $ (6,371,498)  $ (8,342,244) $ (10,733,679)

OTHER COMPREHENSIVE LOSS--Unrealized
   gain on investments                          -            210        61,354
                                      -----------    -----------  ------------

COMPREHENSIVE LOSS                   $ (6,371,498)  $ (8,342,034) $ (10,672,325)
                                     ============   ============  =============


See notes to consolidated financial statements.

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS'
EQUITY
YEARS ENDED SEPTEMBER 30, 2003, 2002,
AND 2001


                                                                                               Accumulated
                                    Preferred                         Additional   Unearned   Other Compre-
                                  Series E Stock     Common Stock      Paid-In      Compen-     hensive     Accumulated
                                 Shares    Amount   Shares   Amount    Capital      sation    (Loss) Income   Deficit       Total
                                 --------------------------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2000          -   $   -   20,459,700 $204,597  $73,924,653   $     -    $(61,564)  $(61,106,227) $12,961,459

  Exercise of warrants                            3,794,432   37,944      (37,593)                                              351
  Stock issued to employees
    for service                                     114,867    1,149      113,718                                           114,867
  Repriced options                                                        613,108   (19,636)                                593,472
  Stock options issued to
   non-employees for services                                             167,087                                           167,087
  Stock issued to non-employees
   for service                                       34,546      346       34,201                                            34,547
  Exchange of common stock for
   Preferred Series E            6,288      63   (3,589,289) (35,893)      35,830                                                 -
  Conversion of Preferred
   Series E to common stock       (425)     (4)     348,841    3,488       (3,484)                                                -
  Issuance--common stock                            522,108    5,221      584,779                                           590,000
  401(k) contributions                               66,877      669       93,036                                            93,705
  Stock bonus to officer                            200,000    2,000      260,000                                           262,000
  Costs for equity related
   transactions                                                          (143,970)                                         (143,970)
  Change in unrealized gain
   (loss) of investment
   securities available for sale                                                                61,354                       61,354
  Net loss                                                                                                 (10,733,679) (10,733,679)
                                ----------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2001      5,863      59   21,952,082  219,521   75,641,365   (19,636)      (210)    (71,839,906)   4,001,193
  Exercise of warrants                              104,500    1,045       21,668                                            22,713
  Stock issued to employees
     for service                                  1,885,600   18,856      502,038                                           520,894
  Repriced options                                                       (613,108)  19,636                                 (593,472)
  Stock options issued to
    non-employees for service                                              (2,262)                                           (2,262)
  Stock issued to nonemployees
    for service                                     45,596       456       45,140                                            45,596
  Conversion of Preferred
   Series E to common stock    (4,671)     (47)  4,282,150    42,822      (42,775)                                                -
  Dividends on Preferred Series
    E paid in common stock                         122,760     1,227      131,875                                           133,102
  Dividends accrued on Preferred
    Series E stock                                                       (202,987)                                         (202,987)
  Issuance of Series F
    convertible debt with warrants                                                                                                -
    and beneficial conversion feature                                   1,600,000                                         1,600,000
  Conversion of Series F
     convertible debt                            5,611,344    56,113    1,403,885                                         1,459,998
  Interest on Series F convertible
    debt paid in common stock                        1,269        13           752                                              765



                                   (Continued)

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2003, 2002,
AND 2001

---------------------------------------------------------------------------------------------------------------------------------
                                                                                               Accumulated
                                    Preferred                         Additional   Unearned   Other Compre-
                                  Series E Stock     Common Stock      Paid-In      Compen-     hensive     Accumulated
                                 Shares    Amount   Shares   Amount    Capital      sation    (Loss) Income   Deficit       Total
                                 --------------------------------------------------------------------------------------------------
Issuance of Series G
  convertible debt with warrants
  and beneficial conversion
  feature                                                               690,709                                            690,709
Conversion of Series G
  convertible debt                                  277,778   2,777       47,225                                             50,002
Issuance--common stock                              150,000   1,500      148,500                                            150,000
401(k) contributions                                193,818   1,938       69,885                                             71,823
Stock bonus to officer                               75,071     751       88,583                                             89,334
Issuance of common stock for
  equity line                                     2,553,174  25,532    1,341,265                                          1,366,797
Change in unrealized gain
  (loss) of investment securities
  available for sale                                                                               210                          210
 Net loss                                                                                                  (8,342,244)   (8,342,244)
                                 ---------------------------------------------------------------------------------------------------
 BALANCE, SEPTEMBER 30, 2002     1,192     12    37,255,142  372,551  80,871,758         -           -    (80,182,150)    1,062,171
Exercise of warrants                              1,435,500   14,355     255,027                                            269,382
Stock issued to employees for
   service                                        4,409,932   44,099     920,117                                            964,216
Stock options issued to
   non-employees for service                                               6,727                                              6,727
Stock issued to non-employees
  for service                                       559,089    5,591     123,100                                            128,691
Conversion of Preferred Series
  E to common stock             (1,192)   (12)    1,018,439   10,184     (10,172)                                                 -
Dividends on Preferred Series
  E paid in common stock                             97,389      974      98,650                                             99,624
Dividends accrued on Preferred
  Series E stock                                                         (21,189)                                           (21,189)
Conversion of Series F
   convertible debt                                 979,670    9,797     130,203                                            140,000
Interest on Series F
  convertible debt paid in                           22,608      226       4,040                                              4,266
  common stock
Conversion of Series G
  convertible debt                                8,076,420   80,764   1,169,236                                          1,250,000
Interest on Series G convertible
  debt paid in common stock                         109,428    1,094      20,378                                             21,472

                                                                                                    (Continued)


CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2003, 2002,
AND 2001

--------------------------------------------------------------------------------------------------------------------------
                                                                                               Accumulated
                                    Preferred                         Additional   Unearned   Other Compre-
                                  Series E Stock     Common Stock      Paid-In      Compen-     hensive     Accumulated
                                 Shares    Amount   Shares   Amount    Capital      sation    (Loss) Income   Deficit       Total
                                 --------------------------------------------------------------------------------------------------
Issuance of Series H
  convertible debt with
  warrants and beneficial
  conversion feature                                                   1,054,647                                          1,054,647
Conversion of Series H
  convertible debt                                3,003,929   30,039   1,219,961                                          1,250,000
Interest on Series H
  convertible debt paid in
  common stock                                       80,010      800      25,430                                             26,230
Issuance of Cambrex note
  payable with beneficial
  conversion feature                                                     106,716                                            106,716
Costs for equity related
  transactions                                                           (40,600)                                           (40,600)
Sale of common stock to Eastern
  Biotech                                         1,100,000   11,000     489,000                                            500,000
Exercise of options                                   6,667     67         2,133                                              2,200
401(k) contributions                                134,336   1,344       45,707                                             47,051
Issuance of common stock for
  equity line                                     2,877,786  28,778      696,222                                            725,000
Net loss                                                                                                     (6,371,498) (6,371,498)
                                ----------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2003           -  $    -  61,166,345 611,663   87,167,091   $     -     $    -      $(86,553,648) $1,225,106
                                =======  ======  ========== =======   ==========   =======     ======      ============  ===========

See notes to consolidated financial statements.

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2003, 2002, AND
2001
-------------------------------------------------------------------------------

                                              2003          2002          2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                 $(6,371,498)  (8,342,244)  (10,733,679)
Adjustments to reconcile net loss to
  net cash used for operating
  activities:
 Depreciation and amortization               199,117      226,514       209,121
 Issuance of stock options for
   services                                    6,727       (2,262)      167,087
 Repriced options                                  -     (593,472)      593,472
 Common stock bonus granted to officer             -       89,334       262,000
 Issuance of common stock for services     1,092,907      566,490       149,414
 Common stock contributed to 401(k)
    plan                                      47,051       71,823        93,705
 Net realized (gain) loss on sale of
    securities                                     -       (2,758)        9,831
 Impairment loss on abandonment of
   patents                                     9,828       39,960        30,439
 Gain on retired equipment                    (5,913)           -             -
 Gain on sale of equipment                   (26,463)           -             -
 R&D expenses paid with note payable               -      872,517             -
 Amortization of deferred financing
   costs                                     385,170      276,785             -
 Amortization of discount on note
   payable                                   113,300      262,500             -
 Amortization of discount on
   convertible debt                        1,738,241    1,539,994             -
 Changes in assets and liabilities:
  (Increase) decrease in interest and
     other receivables                       (15,574)       8,899        (1,124)
  Decrease in prepaid expenses                87,752      413,935       972,318
  Decrease in advances                             -            -           728
  Increase (decrease) in accounts
    payable and accrued expenses              15,216      321,297      (346,553)
  Increase in due to officer/shareholder
    and employees                            197,523       29,131           461
  Increase in deposits held                    3,000            -             -
  (Decrease) increase in deferred rent       (15,192)     (10,486)        6,396
                                          -----------  -----------   -----------
  Net cash used for operating
    activities                            (2,538,808)  (4,232,043)   (8,586,384)
                                          -----------  -----------   -----------
CASH FLOWS PROVIDED BY (USED FOR)
  INVESTING ACTIVITIES:
  Sales and maturities of investments              -      596,352     3,219,064
  Proceeds from disposal of equipment          7,812            -             -
  Purchases of equipment                      (6,905)     (15,313)     (168,537)
  Expenditures for patent costs              (93,509)     (39,439)      (35,797)
                                            ---------    ---------     --------
    Net cash (used for) provided
      by  investing activities               (92,602)     541,600     3,014,730
                                            ---------    --------     ---------


                                                          (Continued)





CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2003, 2002, AND
2001
---------------------------------------------------------------------------

                                               2003        2002         2001

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

  Proceeds from issuance of
   common stock                              500,000     150,000      590,000
  Proceeds from exercise of warrants         269,382      22,713          351
  Draw-downs on equity line (net)            725,000   1,366,797            -
  Exercise of stock options                    2,200           -            -
  Proceeds from short-term loan               25,000           -            -
  Payment on short-term loan                 (25,000)          -            -
  Payments on notes payable                 (276,122)          -            -
  Proceeds from convertible debt           1,350,000   2,900,000            -
  Costs for convertible debt
   transactions                             (224,419)   (453,781)           -
  Costs for equity related transactions      (40,600)          -     (143,970)
                                          ----------    ---------     --------
      Net  cash provided by
         financing activities              2,305,441   3,985,729      446,381
                                          ----------   ---------      -------
NET (DECREASE) INCREASE IN CASH             (325,969)    295,286   (5,125,273)
                                          ----------   ---------    ---------
CASH, BEGINNING OF YEAR                    2,079,276   1,783,990    6,909,263
                                          -----------  -----------   --------

CASH, END OF YEAR                         $1,753,307  $2,079,276   $1,783,990
                                          ==========  ==========   ==========


                                                                  (Continued)

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001
------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION ON NONCASH
 TRANSACTIONS                                  2003          2002         2001

CONVERSION OF COMMON STOCK INTO
  PREFERRED STOCK:
  Increase in preferred stock                 $    -       $    -      $     63
  Decrease in common stock                         -            -       (35,893)
  Increase in additional paid-in capital           -            -        35,830
                                              ------       ------      ---------
                                             $     -       $    -      $      -
                                             =======       ======      ========

CONVERSION OF PREFERRED STOCK INTO
  COMMON STOCK:
  Decrease in preferred stock              $     (12)     $   (47)     $     (4)
  Increase in common stock                    10,184       42,822         3,488
  Decrease in additional paid-in capital     (10,172)     (42,775)       (3,484)
                                             -------      --------     --------
                                           $       -      $     -      $      -
                                             =======       ======      ========

COMMON STOCK IN LIEU OF CASH DIVIDENDS
 AND INTEREST ON PREFERRED STOCK:
  Decrease in accrued liabilities          $($99,625)    (133,102)     $      -
  Increase in common stock                       974        1,227             -
  Increase in additional paid-in capital      98,651      131,875             -
                                           ---------     ---------     --------
                                           $       -     $      -      $      -
                                           =========     ========      ========

ACCRUAL OF DIVIDENDS ON PREFERRED STOCK:
  Increase in accrued liabilities          $  21,189     $202,987      $ 53,153
  Decrease in additional paid-in capital     (21,189)    (202,987)      (53,153)
                                           ----------    --------      --------
                                           $       -     $      -      $      -
                                           =========     ========      ========

ISSUANCE OF CONVERTIBLE DEBT WITH WARRANTS
  AND BENEFICIAL CONVERSION:
   Decrease in convertible debt          $(1,054,647) $(2,290,709)    $       -
  Increase in additional paid-in capital   1,054,647    2,290,709             -
                                          ----------    ---------     ---------
                                          $       -     $      -      $       -
                                          =========     ========      =========

CONVERSION OF CONVERTIBLE DEBT INTO
  COMMON STOCK:
  Decrease in convertible debt          $(2,640,000)  $(1,510,000)   $        -
  Increase in common stock                  120,600        58,890             -
  Increase in additional paid-in capital  2,519,400     1,451,110             -
                                          ---------     ---------     ---------
                                        $         -     $       -    $        -
                                        ===========     =========    ==========

CONVERSION OF INTEREST ON CONVERTIBLE DEBT
  INTO COMMON STOCK:
  Decrease in accrued liabilities          $(51,968)    $    (765)   $        -
  Increase in common stock                    2,120            13             -
  Increase in additional paid-in capital     49,848           752             -
                                          ---------     ---------     ---------
                                         $        -     $       -    $        -
                                         ==========     =========    ==========
CHANGES IN UNEARNED COMPENSATION
  FOR VARIABLE OPTIONS:
   Decrease in additional paid-in
     capital                             $        -     $ (19,636)   $        -
   Decrease in unearned compensation     $        -     $  19,636    $        -
                                         ----------    ---------     ----------
                                          $       -     $      -      $       -
                                          =========     ========      =========

                                                                    (Continued)

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2003, 2002, AND 2001
------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION ON NONCASH TRANSACTIONS    2003       2002       2001

ACCRETION TO THE BENEFICIAL CONVERSION
  ON PREFERRED STOCK:
  Increase in additional paid-in capital      $  76,720  $ 1,444,757   $317,419
  Decrease in additional paid-in capital        (76,720)  (1,444,757)  (317,419)
                                              ----------  ----------- ---------
                                              $       -   $        -   $      -
                                              =========   ==========   ========

EQUIPMENT COSTS INCLUDED IN ACCOUNTS PAYABLE:
  Increase in equipment costs                 $    (157)  $     (677)  $      -
  Increase in accounts payable                      157          677          -
                                               ---------  ----------   --------
                                              $       -   $        -   $      -
                                              =========   ==========   ========

PATENT COSTS INCLUDED IN ACCOUNTS PAYABLE:
  Increase in patent costs                    $ (11,659)  $  (17,321)  $      -
  Increase in accounts payable                   11,659       17,321          -
                                             ----------   ----------   --------
                                              $       -   $        -   $      -
                                              =========   ==========   ========

BENEFICIAL CONVERSION FEATURE OF NOTE PAYABLE:
 Increase in additional paid-in capital       $ 106,716    $       -   $      -
 Decrease in notes payable                     (106,716)           -          -
                                               ---------   ----------   -------
                                              $       -   $        -   $      -
                                              =========   ==========   ========

SURRENDER OF DEPOSIT AND SALE OF EQUIPMENT TO
REDUCE NOTE PAYABLE:
  Decrease in deposits                        $ 125,000   $        -   $      -
  Decrease in equipment, net                    100,000            -          -
  Decrease in notes payable                    (225,000)           -          -
                                              ---------    ---------   ---------
                                              $       -   $        -   $      -
                                              =========   ==========   ========

CONVERSION OF ACCOUNTS PAYABLE INTO NOTES PAYABLE:
  Decrease in accounts payable                $(199,928)  $        -   $      -
  Increase in notes payable                     199,928            -          -
                                              ---------    ---------   ---------
                                              $       -   $        -   $      -
                                              =========   ==========   ========
RECLASS OF INVENTORY TO EQUIPMENT:
  Decrease in inventory                       $   6,839   $        -   $      -
  Increase in equipment                          (6,839)           -          -
                                               ---------   ---------  ---------
                                              $       -   $        -   $      -
                                              =========   ==========   ========

See notes to consolidated financial statements.

CEL-SCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2003, 2002 AND 2001

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   CEL-SCI Corporation (the "Company") was incorporated on March 22, 1983, in the State of Colorado, to finance research and development in biomedical science and ultimately to engage in marketing and selling products.

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

f. Patents--Patent expenditures are capitalized and amortized using the straight-line method over 17 years. In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the years ended September 30, 2003, 2002 and 2001, the Company recorded patent impairment charges of $9,828, $39,960 and $30,439 for the net book value of patents abandoned during the year. These amounts are included in general and administrative expenses.

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

i. Deferred Financing Costs--Deferred financing costs are capitalized and expensed over the shorter of the period the notes are outstanding or on a pro-rata basis as the notes are converted.

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

k. Cash and Cash Equivalents--For purposes of the statements of cash flows, cash and cash equivalents consists principally of unrestricted cash on deposit and short-term money market funds. The Company considers all highly liquid investments with a maturity when purchased of less than three months, and those investments that are readily convertible to known amounts of cash and are so close to maturity that they bear no interest rate risk, as cash and cash equivalents.

l. Convertible Debt--Convertible debt issued by the Company is initially offset by a discount representing the relative fair value of the warrants and beneficial conversion feature. This discount is amortized to interest expense over the period the debt is outstanding and accelerated pro-rata as the notes are converted. The fair value of the warrants and beneficial conversion discount are calculated based on available market data using appropriate valuation models. Notes 6 and 12 provide additional information on the valuation of the warrants and beneficial conversion discount.

m. Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

n. Reclassifications--Certain reclassifications have been made to the fiscal year 2001 financial statements to conform with the presentation of fiscal years 2003 and 2002.

o. New Accounting Pronouncements--In April 2003, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (" SFAS") No. 149 "Amendment of SFAS No. 133 on Derivative Instruments and Hedging Activities". The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The amendments set forth in SFAS No.149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in SFAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this SFAS No. 149 did not have a material effect on the Company's financial position, results of operations or cash flows.

      In May 2003, the FASB adopted SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material effect on the Company's financial position, results of operations or cash flows.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", (FIN 45). FIN 45 establishes new disclosure and liability recognition requirements for direct and indirect debt guarantees with specified characteristics. The initial recognition and measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted FIN 45 as of December 31, 2002 and the implementation did not have a material effect on the Company's financial position, results of operations or cash flows.

      In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", (FIN 46). FIN 46 provides guidance on the consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest. Such entities are referred to as variable interest entities. FIN 46 was effective immediately for variable interest entities created or acquired after January 31, 2003 and is effective July 1, 2003 for variable interest entities created or acquired on or before January 31, 2003. In October 2003, the FASB issued Staff Position FIN 46.6, which extended the effective date of FIN 46 for variable interest entities created or acquired before February 1, 2003 to the first interim or annual period ending after December 15, 2002. The Company anticipates that the adoption of FIN 46 will not have a material effect on the Company's financial position, results of operations or cash flows.

   p. Stock-Based Compensation--In October 1996, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement encourages but does not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees, and related Interpretations". In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends SFAS No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method. If the Company had elected to recognize compensation expense based on the fair value of the awards granted, consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                              Year Ended September 30,
                                      ---------------------------------------
                                      2003           2002             2001
                                      ----           ----             ----

      Net loss:
        As reported               $(6,371,498)   $(8,342,244)    $(10,733,679)

  Add/(subtract):
   Recording of and reversal of
   compensation expense for
   stock-based performance
   awards included in reported
   net loss, net of related
   tax effects                              -       (593,472)        593,472
  Add:  Total stock-based
   employee compensation expense
   determined under fair-value
   based method for all awards,
   net of related tax effects        (971,076)       (990,949)    (2,167,866)
                                     ---------     ----------     ----------
     Pro forma                    $(7,342,574)    $(9,926,665)  $(12,308,073)

    Net loss per common share:
      As reported                $      (0.13)    $     (0.35)  $      (0.51)
        Pro forma                $      (0.14)    $     (0.40)  $      (0.58)

      The weighted average fair value at the date of grant for options granted during fiscal years 2003, 2002 and 2001 was $0.22, $0.49, and $0.90, per option, respectively.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                          2003           2002          2001
                                          ----           ----          ----

      Expected stock risk volatility       77%         90 to 93%    98 to 109%

      Risk-free interest rate            3.12%      4.10 to 4.12%  3.12 to 4.12%

      Expected life options             5 Years        5 Years      1 to 6Years

      Expected dividend yield               -              -              -

      The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of the effect on future amounts.

      The Company's stock options are not transferable, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. The Company has based its assumption for stock price volatility on the variance of monthly closing prices of the Company's stock. The risk-free rate of return used for fiscal years 2003 and 2002 equals the yield on five-year zero-coupon U.S. Treasury issues on the grant date. The risk-free rate of return used for fiscal year 2001 equals the yield on one to six year zero-coupon U.S. Treasury issues in the date of grant. No discount was applied to the value of the grants for nontransferability or risk of forfeiture.

2. OPERATIONS AND FINANCING

   The Company has incurred significant costs since its inception in connection with the acquisition of certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities, and clinical trials. The Company has funded such costs with proceeds realized from the public and private sale of its common and preferred stock. The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts. The Company expects to receive additional funding from private investors subsequent to September 30, 2003; however, there can be no assurances that the Company will be able to raise additional capital or obtain additional financing. To date, the Company has not generated any revenue from product sales. The ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain.

   The Company plans to seek continued funding of the Company's development by raising additional capital. In fiscal year 2003 and fiscal year 2002, the Company reduced its discretionary expenditures. If necessary, the Company plans to further reduce discretionary expenditures in fiscal year 2004; however such reductions would further delay the development of the Company's products. It is the opinion of management that sufficient funds will be available from external financing and additional capital and/or expenditure reductions in order to meet the Company's liabilities and commitments as they come due during fiscal year 2004. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

3. INVESTMENTS

   There were no investments or associated unrealized gains or losses as of September 30, 2003. The gross realized gains and losses of sales of investments available-for-sale for the years ended September 30, 2003, 2002, and 2001, are as follows:

                                                 2003       2002        2001
                                                 ----       ----        ----
   Realized gains
                                               $    -    $  2,758     $14,997
   Realized losses                                  -           -     (24,828)
                                               ------    --------     --------
   Net realized gain (loss)                    $    -    $  2,758     $(9,831)
                                               ======    ========     ========

4.    RESEARCH AND OFFICE EQUIPMENT

   Research and office equipment at September 30, 2003 and 2002, consist of the following:

                                                   2003            2002
                                                   ----            ----

   Research equipment                           $ 1,999,475    $ 2,192,054
   Furniture and equipment                          238,422        265,685
   Leasehold improvements                            43,041          43,041
                                                -----------     ------------
                                                  2,280,938       2,500,780

   Less:  Accumulated depreciation and
   amortization                                  (2,002,232)     (2,027,225)
                                                ------------     -----------

   Net research and office equipment              $ 278,706     $   473,555
                                                 ==========     ===========

5. INCOME TAXES

     The approximate tax effect of each type of temporary difference and carryforward that gave rise to the Company's deferred tax assets and liabilities at September 30, 2003 and 2002, are as follows:

                                                   2003           2002
                                                   ----           ----

   Depreciation                                $ (16,367)     $   (17,244)
   Prepaid expenses                             (135,719)        (171,626)
   Net operating loss carryforward            32,658,426       31,578,427
   Other                                           2,103            7,870
   Less:  Valuation allowance                (32,508,443)     (31,397,427)
                                             -----------      -----------
   Net deferred                             $          -      $         -
                                            ============     ============

   The Company has available for income tax purposes net operating loss carryforwards of approximately $86,428,896, expiring from 2004 through 2023. In the event of a significant change in the ownership of the Company, the utilization of such carryforwards could be substantially limited.

   For fiscal years 2003, 2002 and 2001, the Company's federal statutory tax rate was 35%, and the state tax rate was 6%. The effective tax rate was 0%. The difference between the rates was primarily attributable to the effect of state taxes and the non-recognition of deferred taxes due to the valuation allowance.

6. STOCK OPTIONS, BONUS PLAN AND WARRANTS

   Non-Qualified Stock Option Plan--At September 30, 2003, the Company has collectively authorized the issuance of 7,760,000 shares of common stock under the Non-Qualified Plan. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options are to be determined by the Company's Compensation Committee, which administers all of the plans. The Company's employees, directors, officers, and consultants or advisors are eligible to be granted options under the Non-Qualified Plan.

   Information regarding the Company's Non-Qualified Stock Option Plan is summarized as follows:

                                         Outstanding         Exercisable
                                      ------------------- -------------------
                                                 Weighted              Weighted
                                                 Average               Average
                                                 Exercise              Exercise
                                        Shares    Price     Shares      Price

   Options outstanding,
    September 30, 2000               1,801,206     3.18    1,547,445    3.19

      Options granted                1,673,500     1.20
      Options exercised                      -        -
      Options forfeited               (114,640)    2.82
                                      ---------

  Options outstanding, September 30,
   2001                               3,360,066    1.29    1,640,047    1.38

      Options granted                   860,000    0.44
      Options exercised                       -       -
      Options forfeited                (146,632)   1.50
                                      ---------

   Options outstanding, September 30,
   2002                               4,073,434    1.10    3,159,938    1.25

      Options granted                 2,582,165    0.22
      Options exercised                  (6,667)   0.33
      Options forfeited                (194,959)   1.44
                                      ----------

   Options outstanding, September 30,
   2003                               6,453,973    0.74    3,319,317    1.18
                                      =========

   At September 30, 2003, options outstanding and exercisable were as follows:

                           Weighted      Weighted                    Weighted
                           Average       Average                      Average
   Range of     Number     Exercise     Remaining                     Exercise
   Exercise      Out-     Price Out-   Contractual      Number         Price
    Prices     standing    standing       Life       Exercisable    Exercisable

$0.16 - $0.24  2,572,165    $0.22       9.49 years        6,667      $  0.16
$0.33 - $0.50    443,333    $0.34       8.62 years      133,337      $  0.33
$0.54 - $0.81    291,500    $0.54       8.51 years       97,167      $  0.54
$1.05 - $1.58  2,443,266    $1.07       2.65 years    2,390,436      $  1.06
$1.67 - $2.51    677,109    $1.79       1.96 years      665,110      $  1.79
$3.25 - $4.88     25,800    $3.34       3.57 years       25,800      $  3.34
$6.25 - $9.38        800    $6.25       5.00 years          800      $  6.25

   During March 2000, the Company agreed to restore and vest 40,000 options at prices ranging from $5.25 to $5.62, to one former Director and one Director as part of a settlement agreement. The options will expire on September 25, 2006. As of September 30, 2003, 20,000 options had been exercised. In October 2000 and April 2001, the Company extended the expiration dates on approximately 1,056,000 options from the Nonqualified Stock Option Plan with exercise prices ranging from $2.38 to $5.25. The options originally expired from October 2000 to January 2001 but were extended to expiration dates ranging from October 2001 to January 2002. Each of these two dates was considered a new measurement date with respect to all of the modified options; however, on each date the exercise price of the options exceeded the fair market value of the Company's common stock, and therefore, no compensation expense was recorded.

   In July 2001, the Company repriced 1,298,098 outstanding employee and director stock options under the Nonqualified Plans that were priced over $2.00 down to $1.05. In accordance with Financial Interpretation No. 44

   (FIN 44), such repriced options are considered to be variable options. During the year ended September 30, 2001, compensation charges of $364,532 were recorded in the consolidated statement of operations and unearned compensation of $11,916 was recorded on the consolidated balance sheet as of September 30, 2001. The compensation expense was originally determined based upon the difference between the fair market value of the Company's common stock at the date of modification and the exercise price of each stock option. On September 30, 2001, the incremental compensation expense was determined based on the difference between the fair market value of the stock on September 30, 2001, and the exercise price, less the previously recorded expense. During the year ended September 30, 2002, the change in the market value of the Company's common stock resulted in the reversal of $364,532 of compensation expense. Changes in the fair market value of the Company's stock may result in future changes to compensation expense. There was no expense recorded during the year ended September 30, 2003. As of September 30, 2003, all options remain outstanding.

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

   In November 2002 and March 2003, the Company extended the expiration date on 897,000 options from the Nonqualified Stock Option Plan with exercise prices ranging from $1.05 to $1.94. The options originally expired from January 2003 to October 2003, but were extended to expiration dates ranging from January 2005 to October 2005. Each of these two dates was considered a new measurement date. At each of the dates of modification, the exercise price of the options exceeded the fair market value of the Company's common stock and no compensation expense was recorded. As of September 30, 2003, all options remain outstanding.

   Incentive Stock Option Plan--At September 30, 2003, the Company has collectively authorized the issuance of 4,100,000 shares of common stock under the Incentive Stock Option Plan. Options vest after a one-year to three-year period and expire no later than ten years after the grant date. Terms of the options are to be determined by the Company's Compensation Committee, which administers all of the plans. Only the Company's employees and directors are eligible to be granted options under the Incentive Plan.

   Information regarding the Company's Incentive Stock Option Plan is summarized as follows:

                                          Outstanding         Exercisable
                                      ------------------- -------------------
                                                 Weighted              Weighted
                                                 Average               Average
                                                 Exercise              Exercise
                                        Shares    Price       Shares    Price

   Options outstanding,
    September 30, 2000                1,046,766    3.62       722,435    3.98

     Options granted                    130,000    1.24
     Options exercised                        -       -
     Options forfeited                   (6,666)   3.36
                                      ---------

   Options outstanding,
    September 30, 2001                1,170,100    1.65       862,103    2.33

     Options granted                     81,000    1.08
     Options exercised                        -       -
     Options forfeited                        -       -
                                         ------

   Options outstanding,
    September 30, 2002                1,251,100    1.62     1,062,769   1.69

     Options granted                  2,550,000    0.22
     Options exercised                        -       -
     Options forfeited                        -       -
                                      ---------
   Options outstanding,
    September 30, 2003                3,801,100    0.68     1,162,768   1.65
                                      =========

   At September 30, 2003, options outstanding and exercisable were as follows:

                           Weighted      Weighted                    Weighted
                           Average       Average                      Average
   Range of     Number     Exercise     Remaining                     Exercise
   Exercise      Out-     Price Out-   Contractual      Number         Price
    Prices     standing    standing       Life       Exercisable    Exercisable

$0.22 - $0.33  2,550,000   $  0.22     9.50 years             -        $ 0.00
$1.00 - $1.50  1,006,066   $  1.08     4.75 years       924,400        $ 1.07
$1.85 - $2.78     81,167   $  2.00     3.87 years        74,501        $ 2.02
$2.87 - $4.31     33,167   $  3.35     1.07 years        33,167        $ 3.35
$4.50 - $6.75    129,600   $  5.06     4.69 years       129,600        $ 5.06
$9.00 - $13.50     1,100   $ 10.09     2.73 years         1,100        $10.09

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

   In July 2001, the Company repriced 816,066 outstanding employee and director stock options under the Incentive Stock Option Plan that were priced over $2.00 down to $1.05. In accordance with FIN 44, such repriced options are considered to be variable options. During the year ended September 30, 2001, compensation charges of $228,940 were recorded in the consolidated statement of operations and unearned compensation of $7,720 was recorded on the consolidated balance sheet as of September 30, 2001. The compensation expense was originally determined based upon the difference between the fair market value of the Company's common stock at the date of modification and the exercise price of each stock option. On September 30, 2001, the incremental compensation expense was determined based on the difference between the fair market value of the stock on September 30, 2001, and the exercise price, less the previously recorded expense. During the year ended September 30, 2002, this charge was completely reversed as the stock price declined. No expense was recorded during the year ended September 30, 2003 related to these options. As of September 30, 2003, all options remain outstanding. Changes in the fair market value of the Company's common stock will result in future changes in compensation expenses.

   In November 2001, the Company extended the expiration date on 56,000 options at $1.05 from the Incentive Stock Option Plan. The options were to expire between November 2002 and December 2002, and were extended by one year to November 2003 to December 2003. The options had originally been granted between November 1999 and December 1992. This date was considered a new measurement date with respect to the modified options. In addition, in February, April, and July of 2002, the Company modified options outstanding to employees who had been terminated in conjunction with their change in employee status so that all options vested on the date of termination. At each of the dates of modification, the exercise price of the options exceeded the fair market value of the Company's common stock and no compensation expense was recorded.

   In March 2003, the Company extended the expiration date on 105,500 options from the Incentive Stock Option Plan with exercise prices ranging from $1.05 to $1.94. The options originally expired from August 2003 to March 2004 but were extended to expiration dates ranging from August 2005 to March 2006. This was considered a new measurement date with respect to all of the modified options. At each of the dates of modification, the exercise price of the options exceeded the fair market value of the Company's common stock and no compensation expense was recorded. As of September 30, 2003, all options remain outstanding.

   Other Options and Warrants--In connection with the 1992 public offering, 5,175,000 common stock purchase warrants were issued and outstanding at September 30, 1997. Every ten warrants entitled the holder to purchase one share of common stock at a price of $15.00 per share. Subsequently, the expiration date of the warrants was extended to February 1998. Effective June 1, 1997, the exercise price of warrants was lowered from $15 to $6 and only five warrants, rather than 10 warrants, were required to purchase one share of common stock. Subsequent to September 30, 1997, warrant holders who tendered five warrants and $6.00 between January 9, 1998, and February 7, 1998, would receive one share of the Company's common stock and one new warrant. The new warrants would permit the holder to purchase one share of the Company's common stock at a price of $10.00 per share prior to February 7, 2000. During fiscal year 1998, the expiration date of the original warrants was extended to July 31, 1998, and 582,025 original warrants were tendered for 116,405 common shares. As of September 30, 1999, the 4,592,975 original warrants had expired. In January 2001, the Company extended the expiration date on the remaining 116,405 warrants to August 2001 and repriced them from $10.00 to $3.00 per share. In July 2001, the Company extended the expiration date further to February 2002. The incremental value at the date of these modifications collectively of $43,842 is recorded as an addition to additional paid-in capital and also a charge to additional paid-in capital since the Company is in an accumulated deficit position. In January 2002, the Company extended the expiration date further to February 6, 2003. The additional incremental value at the date of the modification of $5,997 is recorded as an addition to additional paid-in capital and also a charge to additional paid-in capital since the Company is in an accumulated deficit position. The fair value was valued using the Black-Scholes pricing methodology. All warrants expired on February 6, 2003.

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

   During fiscal year 1999, the Company granted a consultant options to purchase a total of 50,000 shares of the Company's common stock. The fair value of the options is expensed over the life of the consultant's contract. All 50,000 options became exercisable during fiscal year 1999 at $2.50 per share. The options expire February 4, 2004. At September 30, 2003, all 50,000 options remained outstanding.

   During fiscal year 2001, the Company granted options to consultants to purchase a total of 180,000 shares of the Company's common stock at exercise prices ranging from $1.05 to $1.63 expiring from June to July of 2006. As of September 30, 2003, all options were outstanding. The fair value of 30,000 options was expensed immediately. The fair value of the remaining 150,000 options was expensed on a monthly basis as the options were earned and vested over a period of one year. Total compensation of $77,206 was expensed for these options. The compensation expense was determined using the Black-Scholes pricing methodology with the following assumptions:

         Expected stock risk volatility         98% to  104%
         Risk-free interest rate              3.12% to 4.12%
         Expected life of option                  3 Years
         Expected dividend yield                    -0-

   In connection with the April 2001 common stock purchase agreement discussed in Note 13, the Company issued 200,800 common stock purchase warrants. Each warrant entitles the holder to purchase one share of common stock at $1.64 per share, expiring in April 2004.
    The warrants have a relative fair value of $200,000 calculated using the Black-Scholes pricing methodology with the following assumptions:

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

   In August 2001, the Company issued 272,108 common stock purchase warrants in connection with a private offering of common stock as discussed in Note 13. Each warrant entitles the holder to purchase one share of common stock at $1.75 per share, expiring July 2004. The warrants have a relative fair value of $224,000 calculated using the Black-Scholes pricing methodology with the following assumptions:

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

   Series E warrants were issued in connection with the issuance of preferred stock in August 2001. The Series E warrants allowed the holders to purchase up to 815,351 shares of the Company's common stock at a price of $1.19 per share at any time prior to August 16, 2004. In August 2003, in accordance with the Series E agreement discussed in Note 13, the Company issued 23,758 warrants to purchase shares of common stock at a price of $0.77 per share. The warrants are exercisable at any time prior to August 17, 2006. These warrants were valued using the Black Scholes pricing methodology with the following assumptions:

         Expected stock risk volatility           94%
         Risk-free interest rate                2.00%
         Expected life of warrant              3 Years
         Expected dividend yield                 -0-

   The fair value of the warrants has been recorded as an addition to additional paid-in capital and also a charge to additional paid-in capital since the Company is in an accumulated deficit position. These warrants are considered a deemed dividend and the fair value, as determined using Black-Scholes, of $10,912 is included in the accrued dividends on preferred stock in the statements of operations for the year ended September 30, 2003.

   As of September 30, 2003, all Series E warrants remained outstanding. As of November 10, 2003, 244,724 warrants were exercised for proceeds of $291,222.

   Warrants were issued in connection with the issuance of the convertible debt in December 2001 and January 2002. The Series F warrants allowed the holders to purchase up to 960,000 shares of the Company's common stock at a price equal to 110% of the closing price per share at any time prior to the date which is seven years after the closing of the transaction. The warrant price is adjustable if the Company sells any additional shares of its common stock or convertible securities for less than fair market value or at an amount lower than the exercise price of the Series F warrants. The warrant price is adjusted every three months to an amount equal to 110% of the conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. If the warrant exercise price is adjusted, the number of shares of common stock issuable upon exercise of the warrant would also be adjusted accordingly. On the date that the registration statement was declared effective by the Securities and Exchange Commission
   (SEC), and every three months following the effective date, the warrant exercise price was adjusted to an amount equal to 110% of the conversion price of the convertible debt on such date, provided that the adjusted price was lower than the warrant exercise price on that date. In accordance with the terms of the warrants, the exercise price was adjusted to $0.65 per share on January 17, 2002. On April 17, 2002, the price was adjusted to $0.24, on July 17, the price was adjusted to $0.19, and on October 17, 2002 the price was adjusted to $0.153. There have been no further adjustments in accordance with the terms of the warrants since the adjusted price would have been higher. As of September 30, 2002, $1,460,000 of the notes had been converted into 5,611,344 shares of common stock. As of November 30, 2002, all convertible debt had been converted into a total of 6,592,461 shares of the Company's common stock. In addition, 104,500 warrants were exercised during the year ended September 30, 2002, for proceeds of $22,713. During the year ended September 30, 2003, 435,500 warrants were exercised for proceeds of $66,632. As of September 30, 2003, 420,000 warrants remained outstanding.

   Warrants were also issued in connection with the issuance of the convertible debt in July and September 2002. The Series G warrants allowed the holders to purchase up to 900,000 shares of the Company's common stock at a price equal to $0.25 per share at any time prior to July 12, 2009. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable warrant exercise price, the warrant exercise price will be lowered to the price at which the shares were sold or the lowest price at which the securities were convertible, as the case may be. The warrant exercise price is adjusted every three months to an amount equal to 110% of the conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. If the warrant exercise price is adjusted, the number of shares of common stock issuable upon the exercise of the warrant would be increased by the product of the number of shares of common stock issuable upon the exercise of the warrant immediately prior to the sale multiplied by the percentage by which the warrant exercise price was reduced. In accordance with the terms of the warrants, the exercise price was adjusted to $0.18 on December 9, 2002. The exercise price was adjusted to $0.145 on March 9, 2003. In accordance with the terms of the warrants, there were no further adjustments since the price would have been higher. As of September 30, 2002, $50,000 of the notes had been converted into 277,778 shares of common stock. During the year ended September 30, 2003, all of the remaining convertible debt were converted into 8,076,420 shares of common stock for a total conversion of 8,354,198 shares of common stock for Series G convertible debt. In addition, interest totaling $21,472 was converted into 109,428 shares of common stock during the year ended September 30, 2003. During the year ended September 30, 2003, 450,000 warrants were exercised for proceeds of $65,250. As of September 30, 2003, 450,000 warrants remain outstanding.

   Warrants were also issued in connection with the issuance of the convertible debt in January and July 2003. The Series H warrants allowed the holders to purchase up to 1,100,000 shares of the Company's common stock at a price equal to $0.25 per share at any time prior to January 7, 2010. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable exercise price of the Series H warrants, the exercise price of the Series H warrants will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. If the exercise price of the Series H warrants is adjusted, the number of shares of common stock issuable upon the exercise of the Series H warrants will be increased by the product of the number of shares of common stock issuable upon the exercise of the warrant immediately prior to the sale multiplied by the percentage by which the warrant exercise price is reduced. However, neither the exercise price nor the shares issuable upon the exercise of the Series H warrants will be adjusted as the result of shares issued in connection with a permitted financing. Every three months after June 26, 2003, the exercise price of the Series H warrants will be adjusted to an amount equal to 110% of the conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. During the year ended September 30, 2003, $1,250,000 of the total Series H convertible debt were converted into 3,003,929 shares of common stock. Additionally, interest of $26,230 was converted into 80,010 shares of common stock. As of October 2, 2003, all of the Series H notes had been converted into a total of 3,183,358 shares of common stock and total interest of $32,914 had been converted into 83,227 shares of common stock. During the year ended September 30, 2003, 550,000 warrants were exercised at $0.25 for proceeds of $137,500. As of September 30, 2003, 550,000 warrants remain outstanding.

   Warrants were issued in connection with obtaining an equity line of credit in September 2003, discussed in Note 13. There were 395,726 warrants issued at an exercise price of $0.83, which expire in September 2008. The fair value of these warrants of $244,867 was determined using the Black-Scholes pricing methodology with the following assumptions:

         Expected stock risk volatility         98%
         Risk-free interest rate                3.12%
         Expected life of warrant             5 Years
         Expected dividend yield                -0-

   The fair value of the warrants has been recorded as an addition to additional paid-in capital and also a charge to additional paid-in capital since the Company is in an accumulated deficit position.

   In addition, 30,000 options were issued to a consultant in May 2003 at a price of $0.41. The options vest over a three year period and expire in May 2013. The compensation expense for these options was determined using the Black Scholes pricing methodology with the following assumptions:

         Expected stock risk volatility         84%
         Risk-free interest rate               2.0%
         Expected life of warrant            3 Years
         Expected dividend yield               -0-

   The fair value of the options was recorded as general and administrative expense. Compensation expense of $6,727 was recorded for the year ended September 30, 2003.

   In connection with an agreement with a private investor in May 2003, which is discussed in Note 14, 1,100,000 warrants were issued with an exercise price of $0.47. The warrants initially expired May 30, 2006. In accordance with the terms of the agreement, the expiration was extended to May 30, 2008 on September 30, 2003. The fair value of these warrants of $710,919 was determined using the Black-Scholes pricing methodology with the following assumptions:

         Expected stock risk volatility         93%
         Risk-free interest rate              2.00%
         Expected life of options            5 Years
         Expected dividend yield               -0-

   The fair value of the warrants has been recorded as an addition to additional paid-in capital and also as a charge to additional paid-in capital since the Company is in an accumulated deficit position.

   Stock Bonus Plan--At September 30, 2003, the Company had been authorized to issue up to 1,940,000 shares of common stock under the Stock Bonus Plan. All employees, directors, officers, consultants, and advisors are eligible to be granted shares. During the year ended September 30, 2002, 327,530 shares with related expenses of $186,594 were issued under the Plan and recorded in the consolidated statement of operations. During the year ended September 30, 2003, 134,336 shares with related expenses of $47,051 were issued under the Plan and recorded in the consolidated statement of operations.

7.    EMPLOYEE BENEFIT PLAN

   The Company maintains a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code, subject to the Employee Retirement Income Security Act of 1974, as amended, and covering substantially all Company employees. Each participant's contribution is matched by the Company with shares of common stock that have a value equal to 100% of the participant's contribution, not to exceed the lesser of $10,000 or 6% of the participant's total compensation. The Company's contribution of common stock is valued each quarter based upon the closing bid price of the Company's common stock. The expense for the years ended September 30, 2003, 2002, and 2001, in connection with this Plan was $48,437, $71,823, and $93,705, respectively.

8. OPTIONAL SALARY ADJUSTMENT PLAN

   In July 2001, the Company issued an "Optional Salary Adjustment Plan" (the "Plan"). The terms of the Plan allow certain employees the option to forgo salary increments of $6,000 in exchange for stock options for the period beginning from July 16, 2001, through October 15, 2001. In accordance with the Plan, employees will receive 40,000 stock options for each salary increment of $6,000. The total amount of options to be granted under the Plan is limited to 1,200,000. For the year ended September 30, 2001, 900,000 options were issued in lieu of compensation in the amount of $135,000. Additionally, 180,000 options were issued in lieu of compensation of $27,000 related to the year ended September 30, 2002. No compensation expense was recorded for the options since such options were issued with exercise prices equal to the fair market value of the Company's common stock on the date of grant. During the year ended September 30, 2003, there were no options issued in lieu of compensation.

9. COMMITMENTS AND CONTINGENCIES

   Operating Leases-The future minimum annual rental payments due under noncancelable operating leases for office and laboratory space are as follows:

      Year Ending September 30, 2004         $93,910
                                             =======

   Rent expense for the years ended September 30, 2003, 2002, and 2001, was $276,564, $229,428 and $220,903, respectively. Minimum payments have not been reduced by minimum sublease rental receivable under future noncancelable subleases totaling $7,500.

   Employment Contracts--In March 2002 the Company entered into a three-year employment agreement with its President and Director which expires March 31, 2005. The employment agreement provides that Company will pay him an annual salary of $363,000 during the term of the agreement. In the event that there is a material reduction in his authority, duties or activities, or in the event there is a change in the control of the Company, then the agreement allows him to resign from his position at the Company and receive a lump-sum payment from the Company equal to 18 months salary. For purposes of the employment agreement, a change in the control of the Company means the sale of more than 50% of the outstanding shares of the Company's Common Stock, or a change in a majority of the Company's directors.

   Effective September 1, 2003, the Company entered into a three-year employment agreement with its Chief Executive and Financial Officer. The employment agreement provides that during the term of the employment agreement the Company will pay him an annual salary of $370,585. In the event there is a change in the control of the Company, the agreement allows him to resign from his position at the Company and receive a lump-sum payment from the Company equal to 24 months salary. For purposes of the employment agreement a change in the control of the Company means: (1) the merger of the Company with another entity if after such merger the shareholders of the Company do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of the Company; (3) the acquisition by any person of more than 50% of the Company's common stock; or
   (4) a change in a majority of the Company's directors which has not been approved by the incumbent directors.

10.CAMBREX NOTE PAYABLE

   On November 15, 2001, the Company signed an agreement with Cambrex Bio Science, Inc., (Cambrex) in which Cambrex provided manufacturing space and support to the Company during November and December 2001 and January 2002. In exchange, the Company signed a note with Cambrex to pay a total of $1,172,517, to Cambrex. In December 2001, the note was amended to extend the due date to January 2, 2003. Unpaid principal began accruing interest on November 16, 2002, at the Prime Rate plus 3%. The note is collateralized by certain equipment. The imputed interest on this note has been capitalized and is being expensed over the life of the loan. As shown in the consolidated balance sheet, this liability is recorded at September 30, 2002, along with an unamortized discount of $37,500 representing imputed interest. Interest expense of $262,500 has been recorded on the note for the year ended September 30, 2002. In December 2002, the Company negotiated an extension of the note with Cambrex. Per the agreement, the Company gave Cambrex certain equipment and surrendered a security deposit, which reduced the amount owed by $225,000. The remaining balance is payable pursuant to a note due January 2, 2004. In addition, the agreement required the Company to pay $150,000 on the note from the Series H convertible debt and 10% of all other future financing transactions, including draws on the equity line-of-credit. During the year ended September 30, 2003, the Company paid down the note by $485,524. The Company also recorded interest expense of $49,486 and amortized the remaining discount of $37,500 from the year ended September 30, 2002. There are also conversion features allowing Cambrex to convert either all or part of the note into shares of the Company's common stock. The principal balance of the note and any accrued interest are convertible into common stock at 90% of the average of the closing prices of the common stock for the three trading days immediately prior to the conversion date subject to a floor of $0.22 per share. A beneficial conversion cost of $106,716 was recorded during the year for the difference between the conversion price of the stock and the market price of the stock. Of this amount, $75,800 was amortized during the year ended September 30, 2003, leaving $30,916 as a discount to the note recorded in the balance sheet at September 30, 2003. As of September 30, 2003, there is $686,992 in principal remaining unpaid.

11.   COVANCE NOTE PAYABLE

   On October 8, 2002, the Company signed an agreement with Covance AG (Covance), a Swiss Corporation. Pursuant to the agreement, amounts owed to Covance totaling $199,928 as of June 30, 2003 were converted to note payable. The note is payable on January 2, 2004. Interest will be payable at an annual rate of 8%. Until the entire amount has been paid to Covance, Covance is entitled to receive 2% of any draw-down of the Company's equity credit line, 2% of any net funds received from outside financings of less than $1 million, 3% of any net funds received from outside financings greater than $1 million but less than $2 million and 4% of any net funds received from outside financings greater than $2 million. During the year ended September 30, 2003, the Company paid $15,598 on the note payable to Covance in accordance with the agreement.

12.   CONVERTIBLE DEBT

   In December 2001, the Company agreed to sell redeemable convertible debt and Series F warrants, to a group of private investors for proceeds of $1,600,000, less transaction costs of $276,410 of which $15,116 was included in deferred financing costs in the accompanying balance sheet as of September 30, 2002. The notes bore interest at 7% per year and would have been due and payable December 31, 2003. Interest was payable quarterly beginning July 1, 2002. The notes were secured by substantially all of the Company's assets and contain certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends.

   The notes were convertible into shares of the Company's common stock at the holder's option determinable by dividing each $1,000 of note principal by 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the twenty trading days immediately prior to the closing date. The conversion price may not be less than a floor of $0.57; however the floor could have been lowered if the Company sold any shares of common stock or securities convertible to common stock at a price below the market price of the Company's common stock. Additionally, the notes were required to be redeemed by the Company at 130% upon certain occurrences; such as failure to file a Registration Statement to register the notes with the Securities and Exchange Commission (SEC) or the effectiveness of such statement lapses, delisting of the Company's common stock, completion of certain mergers or business combinations, filing bankruptcy, and exceeding its drawdown limits under the Company's equity line of credit.

   So long as the notes remained outstanding, the note-holders had a first right of refusal to participate in any subsequent financings involving the Company. If the Company had entered into any subsequent financing on terms more favorable than the terms governing the notes and warrants, then the note-holders could have exchanged notes and warrants for the securities sold in the subsequent financing.

   The entire balance of the convertible debt was initially offset by a discount of $1,600,000 which represented the relative fair value of the Series F warrants of $763,000 and a beneficial conversion discount of $837,000. The discount on outstanding convertible debt was amortized to interest expense as the notes were converted. As of September 30, 2002, $1,460,000 of the notes had been converted into 5,611,344 shares of common stock. In addition, $1,512,500 of the discount had been amortized to interest expense as of September 30, 2002. As of November 30, 2002, all convertible debt had been converted into a total of 6,592,461 shares of the Company's common stock and all of the discount had been amortized to interest expense. All deferred financing costs had also been amortized to interest expense as of November 30, 2002.

   In July and September 2002, the Company sold convertible debt, plus Series G warrants, to a group of private investors for $1,300,000 less transaction costs of $177,370, of which $161,879 was included in deferred financing costs in the accompanying balance sheet as of September 30, 2002. The notes bore interest at 7% per year and were due and payable September 9, 2004. Interest was payable quarterly beginning October 1, 2002. The notes were secured by substantially all of the Company's assets and contained certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holder's option the notes were convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the Conversion Price. The Conversion Price is 76% of the average of the three lowest daily trading prices of the Company's common stock on the American

   Stock Exchange during the 15 trading days immediately prior to the conversion date. The Conversion Price could not be less than $0.18. However, if the Company's common stock traded for less than $0.24 per share for a period of 20 consecutive trading days, the $0.18 minimum price would no longer have been applicable. The Conversion Price would have declined from 76% to 60% if
   (i) on any trading day after September 9, 2002 the closing daily price of the Company's common stock multiplied by the total number of shares of common stock traded on that day is less than $29,977, (ii) the Company defaulted in the performance of any material covenant, condition or agreement with the holders of the notes or, (iii) the Company's common stock was delisted from the American Stock Exchange.

   If the Company sold any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable Conversion Price, the Conversion Price would have been lowered to the price at which the shares were sold or the lowest price at which the securities were convertible, as the case may be. If the Company had sold any additional shares of common stock, or any securities convertible into common stock at a price below the market price of the Company's common stock, the Conversion Price would have been lowered by a percentage equal to the price at which the shares were sold or the lowest price at which the securities were convertible, as the case may be, divided by the then prevailing market price of the Company's common stock.

   So long as the notes remained outstanding, the note holders had a first right of refusal to participate in any subsequent financings involving the Company. If the Company had entered into any subsequent financing on terms more favorable than the terms governing the notes and warrants, then the note holders could have exchanged notes and warrants for the securities sold in the subsequent financing. A portion of the proceeds was initially offset by a discount of $690,706, which represents the relative fair value of the Series G warrants of $83,340 and a beneficial conversion discount of $677,140. As of September 30, 2002, $50,000 of the notes had been converted into 277,778 shares of common stock. In addition, $27,496 of the discount on the debt had been amortized to interest expense. During the year ended September 30, 2003, the balance of the notes were converted into an additional 8,076,420 shares of common stock. In addition, interest totaling $21,472 was converted into 109,428 shares of common stock during the year ended September 30, 2003. All of the remaining discount and deferred financing costs were amortized to interest expense during the year ended September 30, 2003.

   In January and July 2003, the Company sold convertible debt, plus Series H warrants to purchase up to 1,100,000 shares of common stock, to a group of private investors for $1,350,000 less transaction costs of approximately $220,419, of which $16,243 is included in deferred financing costs in the accompanying balance sheet as of September 30, 2003. The first funds, totaling $600,000, were received in January 2003 and the balance of $750,000 was received on July 2, 2003. The notes bear interest at 7% per year. The first notes will be due and payable January 7, 2005 and the second notes will be due and payable July 7, 2005. Interest is payable quarterly. The notes are secured by substantially all of the Company's assets and contain certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders' option the notes are convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price defaults to 60% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date in the event of default. On May 8, 2003, the Company signed an amendment to the agreement that prevented the conversion price from defaulting to 60%. In the agreement, the conversion price declines to 70% of the average of the three lowest daily trading prices of the Company's common stock if the price of the stock climbs over $0.50. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. On May 30, 2003, the price of the Company's stock rose above $0.50. In accordance with the agreement, the discount percentage changed from 76% to 70%. This change increased the discount on the debt that the Company recorded for the Series H convertible debt by $67,669 and is included in the $1,054,647 total discount.

   During the year ended September 30, 2003, $1,250,000 of the notes had been converted into 3,003,929 shares of common stock. Additionally, $1,023,731 of the total discount of $1,054,647 had been amortized to interest expense. Interest of $26,230 was converted into 80,010 shares of common stock during the year ended September 30, 2003. As of October 2, 2003, all of the Series H notes had been converted into a total of 3,183,358 shares of common stock and total interest of $32,914 had been converted into 83,227 shares of common stock.

13.   STOCKHOLDERS' EQUITY

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

   In April 2001, the Company signed a common stock purchase agreement that allowed the Company at its discretion to draw up to $10 million of Common stock in increments of a minimum of $100,000 and the maximum of $2 million for general operating requirements. The Company was restricted from entering into any other equity line of credit arrangement and the agreement expired in June 2003. As discussed in Note 6, the Company issued 200,800 warrants to the issuer pursuant to this agreement. During the year ended September 30, 2002, the Company sold 2,553,174 shares of its common stock pursuant to this agreement for net proceeds of $1,366,797. During the year ended September 30, 2003, the Company sold 2,877,786 shares of its common stock pursuant to this agreement for net proceeds of $725,000.

   During fiscal year 2001, the Company issued 522,108 shares of common stock in two private offerings of common stock. Pursuant to the private offerings, one of the investors also received warrants to purchase 272,108 shares of common stock as discussed in Note 6.

   During August 2001, three private investors exchanged shares of the Company's common stock and remaining Series D Warrants, which they owned, for 6,288 shares of the Company's Series E Preferred Stock. These investors also exchanged their Series A and Series C Warrants for new Series E Warrants as discussed in Note 6. The Preferred shares are entitled to receive cumulative annual dividends in an amount equal to $60 per share and have liquidation preferences equal to $1,000 per share. Each Series E Preferred share is convertible into shares of the Company's common stock on the basis of one Series E Preferred share for shares of common stock equal in number to the amount determined by dividing $1,000 by the lesser of $5 or 93% of the average closing bid prices (Conversion Price) of the Company's common stock for the five days prior to the date of each conversion notice. The Series E Preferred stock has no voting rights and is redeemable at the Company's option at a price of 120% plus accrued dividends until August 2003 when the redemption price will be fixed at 100%. During the year ended September 30, 2002, the Company incurred $202,987 in dividends. Dividends paid in common stock totaled $133,103, interest expense on unpaid dividends was $9,404 and accrued dividends and interest payable was $78,436 at September 30, 2002. For the year ended September 30, 2003, the Company incurred $32,101 in dividends,. During the year ended September 30, 2003, $99,624 in accrued dividends and interest were converted into 97,389 shares of common stock. There were no dividends and interest payable on the Preferred stock at September 30, 2003.

   All outstanding shares of the Company's Series E Preferred Stock, 39 shares, were automatically converted on August 17, 2003, (the Automatic Conversion
   Date) into 47,531 common shares (the Automatic Conversion Shares). The number of common shares for the conversion is 200% times the quotient obtained by dividing $1,000 by the Conversion Price.

   In addition, the Company issued 23,758 common stock purchase warrants which was one warrant for each share of the Series E Preferred stock outstanding as of August 17, 2003 to acquire shares equal to 33% of the Automatic Conversion Shares at an exercise price of 110% of the volume weighted average price for the five trading days preceding the date of issuance. Since the terms of these warrants were contingent, no accounting has been given to such warrants in the accompanying consolidated financial statements as of September 30, 2002. As of September 30, 2003, the warrants were valued using Black Scholes methodology as discussed in Note 6 and the resulting costs of $10,912 were recorded as a deemed dividend as a debit and an offsetting credit to additional paid-in capital as the Company is in a deficit position. See Note 6 for further discussion of the warrants issued at the time the Preferred stock converted to common stock.

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

   Pursuant to the exchange, the holders received a beneficial conversion discount in the amount of $5,365,381, which was accreted to additional paid-in capital over a two-year period. During the years ended September 30, 2003, September 30, 2002 and September 30, 2001, $76,720, $1,444,757 and
   $317,419, respectively, of the beneficial conversion discount was accreted. During the year ended September 30, 2002, 4,671 shares of the Series E Preferred Stock were converted into 4,282,150 shares of common stock. During the year ended September 30, 2003, 1,192 shares of the Series E Preferred stock were converted into 1,018,439 shares of common stock. As of September 30, 2003, there are no shares of Series E Preferred stock remaining.

   In October 2001, the Company issued 150,000 shares of common stock in a private offering for proceeds of $150,000. The investor also received warrants which entitled the holder to purchase 75,000 shares of common stock at $1.50 per share, expiring October 2004.

   In May 2003, the Company sold 1,100,000 shares of common stock and an additional 1,100,000 warrants to purchase common stock in conjunction with a marketing agreement as discussed in Note 6. The Company received proceeds of $500,000 for the stock and warrants. The warrants are exercisable at a price of $0.47 per The warrants initially expired May 30, 2006. In accordance with the terms of the agreement, the expiration was extended to May 30, 2008

   In September 2003, the Company signed a common stock purchase agreement that allowed the Company at its discretion to draw up to $10 million of common stock in increments of a minimum of $100,000 and a maximum amount that can be drawn down at any one time that will be determined at the time of the drawdown request, using a formula contained in the agreement. The Company is restricted from entering into any other equity line of credit arrangement until the earlier of the expiration of the agreement or two years from the date of registration. As discussed in Note 6, the Company issued 395,726 warrants to the issuer at a price of $0.83 and the warrants expire September 16, 2008 pursuant to the agreement. There were no drawdowns on this line of credit as of September 30, 2003 as the registration statement for the shares is not yet effective. Expenses of $40,600 were recorded to additional paid-in capital as a cost of equity related - transaction during the year ended September 30, 2003.

14. MARKETING AGREEMENT

   On May 30, 2003, the Company and Eastern Biotech signed an agreement to develop both Multikine and CEL-1000, and their derivatives and improvements, in three Eastern European countries: Greece, Serbia and Croatia. Eastern Biotech also has the exclusive right to sales in these three countries. As part of the agreement, Eastern Biotech gained the right to receive a 1% royalty on the future net sales of these two products and their derivatives and improvements worldwide. Eastern Biotech also purchased 1,100,000 shares of common stock and warrants, which allow the holder to purchase up to 1,100,000 shares of the Company's common stock at a price equal to $0.47. The Company received proceeds of $500,000 for these shares and warrants. Because the Company did not register these shares prior to September 30, 2003, the royalty percentage increased to 2%. If Eastern Biotech does not meet certain clinical development milestones within one year, it will lose the right to sell both products in these three countries.

15.   NET LOSS PER COMMON SHARE

   Basic earnings per share (EPS) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. The Company had 4,906,527, 11,118,168 and 6,876,972 potentially dilutive securities outstanding at September 30, 2003, 2002 and 2001, respectively, that were not included in the computation of diluted loss per share because to do so would have been antidilutive for all periods presented. The loss attributable to common stockholders includes the impact of the accretion of the beneficial conversion feature of Series E Preferred Stock and the accrual of cumulative preferred stock dividends.

                                            2003      2002       2001

   Net loss per common share (basic and   $(0.13)   $(0.35)    $(0.51)
                                          =======  =======     =======

16.  SEGMENT REPORTING

   SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information" establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company's chief decision maker, as defined under SFAS No. 131, is the Chief Executive Officer. To date, the Company has viewed its operations as principally one segment, the research and development of certain drugs and vaccines. As a result, the financial information disclosed herein, materially represents all of the financial information related to the Company's principal operating segment.

17.  SUBSEQUENT EVENT

   On December 1, 2003, CEL-SCI sold 2,994,964 shares of its common stock, to a group of private institutional investors for approximately $2,550,000, or $0.85 per share. As part of this transaction, the investors in the private offering received Series J warrants which allow the investors to purchase 899,988 shares of CEL-SCI's common stock at a price of $1.32 per share at any time prior to December 1, 2006.

                                           ******

                                   SIGNATURES


      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of December, 2003.

                                           CEL-SCI CORPORATION

                                           By: /s/ Maximilian de Clara
                                              ---------------------------
                                              Maximilian de Clara, President

                                           By: /s/ Geert R. Kersten
                                               -------------------------
                                               Geert  R.  Kersten,  Chief
                                               Executive and Chief Financial
                                               Officer

      Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title          Date

/s/ Maximilian de Clara         Director         December 11, 2003
-----------------------
Maximilian de Clara

/s/ Geert R. Kersten            Director         December 11, 2003
----------------------
Geert R. Kersten

/s/ Alexander G. Esterhazy      Director         December 11, 2003
--------------------------
Alexander G. Esterhazy

/s/ D. Richard Kinsolving       Director         December 16, 2003
--------------------------
D. Richard Kinsolving

/s/ Dr. Peter R. Young          Director         December 11, 2003
----------------------
Dr. Peter R. Young