Form 10-K/A
period 2003-09-30
CEL SCI CORP
filed 2004-02-10
CIK 725363

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

Commission file number 1-11889

                               CEL-SCI CORPORATION
                          ------ --------------------
             (Exact name of registrant as specified in its charter)

                 COLORADO                             84-0916344
      (State or other jurisdiction of              (I.R.S.Employer
       incorporation or organization)              Identification No.)

                   8229 Boone Blvd., Suite 802
                   Vienna, Virginia                            22182
               --------------------------------             ----------
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

                                  Yes [X]       No [  ]

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on March 31, 2003, as quoted on the American Stock Exchange, was approximately $10,730,000. Shares of common stock held by each officer, director and principal shareholder have been excluded in that such persons may be deemed to be affiliates of the Registrant.

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

      MULTIKINE has been tested in over 220 patients in clinical trials conducted in the U.S., Canada, Europe and Israel. Most of these patients were head and neck cancer patients, but some studies were also conducted in prostate cancer patients, HIV-infected patients and HIV-infected women with Human Papilloma Virus ("HPV")-induced cervical dysplasia, the precursor stage before the development of cervical cancer. The safety profile was found to be very good and CEL-SCI believes that the clinical data suggests that further studies are warranted.

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

      Between 1985 and 1988 MULTIKINE was tested at St. Thomas Hospital in London, UK in forty-eight patients with various types of cancers. MULTIKINE was shown to be safe when used by these patients.

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

      Significant tumor reduction occurred in three of the four patients as a result of the treatment with MULTIKINE. Negligible side effects, such as injection site soreness and headaches, were observed and the patients were treated as outpatients. Notwithstanding the above, it should be noted that these trials were only preliminary and were only conducted on a small number of patients. It remains to be seen if MULTIKINE will be effective in treating any form of cancer.

      These results caused CEL-SCI to embark on a major manufacturing program for MULTIKINE with the goal of being able to produce a drug that would meet the stringent regulatory requirements for advanced human studies. This program included building a pilot scale manufacturing facility.

      The objective of CEL-SCI scientists is to use MULTIKINE as an additive (adjunct) therapy to the existing treatment of previously untreated head & neck cancer patients with the goal of reducing cancer recurrence and ultimately increasing survival. However, pursuant to FDA regulations, CEL-SCI was required to test the drug first for safety in locally recurrent, locally metastatic, head and neck cancer patients who had failed other cancer therapies. This dose escalation study was started in 1995 at several centers in Canada and the US where 16 patients were enrolled at 4 different dosage levels. The study ended in 1998 and showed MULTIKINE to be safe and well tolerated at all dose levels.

      Because CEL-SCI scientists have determined that patients with early disease would most likely benefit more from MULTIKINE treatment, CEL-SCI started a safety trial in Canada in 1997 in advanced primary head & neck cancer patients who had just recently been diagnosed with head & neck cancer. This study ultimately enrolled 28 patients, also at 4 different dosage levels, and ended in late 1999. Halfway through this study, CEL-SCI launched a number of phase II studies in advanced primary head & neck cancer to determine the best dosage, best route of administration and best frequency of administration of MULTIKINE. Those studies involved 19 patients in Israel (1997 - 2000), 30 patients in Poland and the Czech Republic (1999 - 2000), and 94 patients (half treated with MULTIKINE and the other half disease matched cancer patients served as control) in Hungary (1999 - 2003). The Hungarian trial compared the control group (receiving only conventional cancer therapy, surgery plus radiation therapy) to the MULTIKINE treated patients (receiving MULTIKINE prior to conventional therapy, as above) by histopathology and immunohistochemistry. The results of these studies were published in peer-reviewed scientific journals and/or presented at scientific meetings. The studies that have not yet been published were either conducted in support of MULTIKINE's safety and clinical utility or will be published in the future.

      The above studies, which are all completed, indicate that MULTIKINE was safe and well tolerated at all dose levels investigated. The studies also showed partial and complete tumor responses following MULTIKINE treatment at the best treatment regimen combinations as well as tumor necrosis (destruction) and fibrosis (as determined by histopathology). Additional findings regarding MULTIKINE treatment of head & neck cancer are expected to be presented/published in 2004.

      While CEL-SCI scientists believe partial and complete tumor responses to be very important, they also believe that other findings with MULTIKINE in these studies are equally important since they may serve to enhance existing cancer therapies, thereby affecting the clinical outcome of the cancer patient's treatment.

      The initial results of the Hungarian study were published in December 2003. Data from a Phase I/II clinical trial in fifty-four (54) advanced primary head and neck cancer patients (half treated, half control), the first part of the Hungarian study, were published in The Laryngoscope, December 2003, Vol.113
(12). The title of the article is "The Effect of Leukocyte Interleukin Injection (MULTIKINE) on the Peritumoral and Intratumoral Subpopulation of Mononuclear Cells and on Tumor Epithelia: A Possible New Approach to Augmenting Sensitivity to Radiation Therapy and Chemotherapy in Oral Cancer - A Multi Center Phase I/II Clinical Trial".

      The data demonstrate that treatment with MULTIKINE rendered the overwhelming majority of the cancer cells highly susceptible to radiation therapy. This finding represents a major advance in the treatment of cancer since, under current standard therapy, only about 10% of the cancer cells are thought to be susceptible to radiation therapy at any one point in time.

      The increased sensitivity of the MULTIKINE treated tumors to radiation was derived from a dramatic increase in the number of proliferating (those that are in cell cycle) cancer cells. Following MULTIKINE treatment, the great majority of the tumor cells were in a proliferative state, as measured by the well-established cell proliferation marker Ki67. The control patients (not treated with MULTIKINE) had only low expression (near background) of the same proliferation marker (Ki67), in this study. These findings were statistically significant (p<0.05, ANOVA).

      This is an important finding because the ability of radiation therapy (and chemotherapy) to kill tumor cells is dependent, in large part, on the proliferative state of the tumor cells at the time of radiation (and chemotherapy) treatment. As seen in the control group in this study, and also in many other tumor types, the great majority of tumor cells (about 90% or more) are in a "resting" state (non-proliferating). It is generally accepted that tumor cells in the "resting" state are by-and-large resistant to radiation and chemotherapy. However, MULTIKINE treatment induced a reversal of this non-proliferative state of the tumor cells and caused the great majority of the tumor cells to enter into the proliferative state, thereby rendering the tumor highly susceptible to radiation therapy (and chemotherapy).

      Follow-up data on disease recurrence is currently available for 8 out of the 27 patients treated with MULTIKINE in the Hungarian study. These 8 patients, who were sequentially treated at one center, did not present with recurrence at 24 months post treatment. This contrasts with the scientific literature, which reports that up to 50% of primary head and neck cancer patients will recur within 18 to 24 months after surgery and/or radiation therapy.

      The results of the Israeli trial have been published in Archives of Otolaryngology - Head & Neck Surgery, August 2003, Vol.129. This paper on the first 12 patients treated by Dr. Feinmesser shows positive safety, tumor response and clinical outcome data, but no firm conclusions can be drawn from a study of only 12 patients.

      CEL-SCI scientists believe that they have compiled sufficient data and clinical information to justify a Phase III clinical trial which would be designed to prove the clinical benefit from MULTIKINE as an addition to established anti-cancer therapies. It is CEL-SCI's intention to meet with FDA in 2004 to discuss such a trial.

      MULTIKINE has also been tested in a 15 HIV-infected patients (1998 - 1999) in California. This small study found MULTIKINE to be safe in the HIV-infected population and showed preliminary evidence of improved delayed type hypersensitivity response to recall antigens. The results of this study were reported in Antiviral Therapy 5 (Supplement), 2000.

      Another study at the Thomas Jefferson Medical Center (1998) used very small amounts of MULTIKINE to determine the feasibility of injecting MULTIKINE into the prostate of 5 hormonal therapy refractive prostate cancer patients scheduled for prostatectomy. Although deemed safe by the investigators, MULTIKINE administration in this trial directly into the prostate (under ultrasound guidance) resulted in occasional mild dysuria and mild increase in urinary frequency. Two out of the five treated cases had an inflammatory response in the prostate and a third case had fibrosis. The Company believes that more MULTIKINE injections will need to be given to achieve a potential outcome as seen in head & neck cancer. None of the prostate cancer patients received more than half of the amounts given to the head & neck cancer patients. Also, no testing was done at the time to determine if MULTIKINE would enhance susceptibility to radiation therapy in the prostate. The results of this trial were published in Seminars in Oncology Vol. 26 (4) (August) 1999.

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

      At the March 2002 33rd Annual Meeting of the Society of Gynecological Oncologists in Miami, Florida, scientists from UMBI and CEL-SCI presented data from this trial in HIV-infected women with HPV induced cervical dysplasia. The results were as follows: 8 patients had been treated with no major toxicity. The lower dosage group had 3 out of 5 patients resolved/improved with 2 out of 5 patients with no change in their cervical dysplasia status as compared the patient's own baseline disease. The higher dosage group had 2 out of 3 patients who improved and 1 out of 3 patients with no change. The changes in disease status were determined by both Colposcopy and Histology.

      Subsequent HPV testing during 2001 and 2002 of the first three patients revealed the elimination of HPV virus types (using in situ PCR) following treatment with MULTIKINE and ranged from 54% to 84% (Avg = 68%) reduction in HPV virus in the cervical tissue of MULTIKINE treated HIV/HPV co-infected patients. The study was closed in due to inability to enroll patients. CEL-SCI is planning to file a report of the study with the FDA in the first quarter of 2004.

      CEL-SCI's future studies in the HPV-induced cervical dysplasia area will only be conducted with grant or government funds as CEL-SCI plans to devote its resources to head and neck cancer, the area where it has the most data.

      Since 1985, MULTIKINE has been well tolerated in clinical studies involving 220 patients. Forty-eight patients were treated in the United States in accordance with clinical trials authorized by the FDA. The remaining patients were treated outside of the United States in accordance with protocols authorized by comparable health regulatory authorities in the countries where the patients were treated. All the clinical trials were conducted in accordance with the Declaration of Helsinki (1985), and informed consent was obtained from each patient volunteer. This process is the standard procedure for the conduct of human clinical trials.

      In November 2000, CEL-SCI concluded a development, supply and distribution agreement with Orient Europharma of Taiwan. The agreement gives Orient Europharma the exclusive marketing rights to MULTIKINE for all cancer indications in Taiwan, Singapore, Hong Kong and Malaysia. The agreement provides for Orient Europharma to fund the clinical trials needed to obtain marketing approvals in the four countries for head and neck cancer, naso-pharyngeal cancer and potentially cervical cancer, which are very prevalent in Far East Asia. CEL-SCI may use the clinical data generated in these trials to support applications for marketing approvals for MULTIKINE in other parts of the world.

      Under the agreement, CEL-SCI will manufacture MULTIKINE and Orient Europharma will purchase the product from CEL-SCI for distribution in the territory. Both parties will share in the revenue from the sale of MULTIKINE. As of December 31, 2003 Orient Europharma had not started any clinical trials since CEL-SCI's plan is for Orient Europharma to begin a Phase III clinical trial when CEL-SCI begins its Phase III clinical trial.

      CEL-SCI has an agreement with Eastern Biotech which provides Eastern Biotech with the following (i) the exclusive right to distribute MULTIKINE and CEL-1000 in Greece, Serbia and Croatia, (ii) a royalty equal to 1% of CEL-SCI's net sales of MULTIKINE and CEL-1000 prior to May 30, 2033, (iii) 1,100,000 shares of CEL-SCI's common stock and, (iv) warrants which allow Eastern Biotech to purchase an additional 1,100,000 shares of CEL-SCI's common stock at a price of $0.47 per share at any time prior to May 30, 2008. In consideration for the above Eastern Biotech paid CEL-SCI $500,000. Eastern Biotech will lose its exclusive right to distribute CEL-SCI's products unless Eastern Biotech has enrolled at least 20 patients in a controlled, mutually designed head and neck cancer clinical trial by June 1, 2004. As of December 31, 2003 Eastern Biotech had not enrolled any patents in this clinical trial.

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

     CEL-SCI  uses  Cambrex  Biosciences,   Inc.  for  certain  aspects  of  the
production of MULTIKINE for research and testing purposes. The agreement with Cambrex Biosciences, Inc. expires in 2006.

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

      Development of a herpes simplex virus vaccine based on the L.E.A.P.S. technology with funding of $1,700,000 the National Institute of Allergy and Infectious Diseases.

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

      As of December 31, 2003 funds of approximately $243,000 remained from the second, third and fourth grants. CEL-SCI does not know the amount remaining from the first grant since this grant is controlled by Northeastern Ohio Universities College of Medicine.

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

      The extent of CEL-SCI's clinical trials and research programs are primarily based upon the amount of capital available to CEL-SCI and the extent to which CEL-SCI has received regulatory approvals for clinical trials. Over the past three years CEL-SCI's research and development expenditures have decreased, due in part to the capital available to CEL-SCI and due in part to the fact that the costs involved in manufacturing MULTIKINE for use in clinical trials and costs involved in validating the manufacturing process were primarily incurred in fiscal 2001 and prior periods. Research and development expenses declined during fiscal 2002 because CEL-SCI completed its current production of MULTIKINE during the first quarter of 2002.

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

Employees

      As of December 31, 2003 CEL-SCI had twenty employees. Seven employees are involved in administration, eleven employees are involved in manufacturing research and two employees are involved in general research and development with respect to CEL-SCI's products.

ITEM 2.  PROPERTIES

      CEL-SCI leases office space at 8229 Boone Blvd., Suite 802, Vienna, Virginia at a monthly rental of approximately $7,800. The lease on the office space expires in 2004. CEL-SCI believes this arrangement is adequate for the conduct of its present business.

      CEL-SCI has a 17,900 square foot laboratory located at 4820 A-E Seton Drive, Baltimore, Maryland. The laboratory is leased by CEL-SCI at a cost of approximately $11,200 per month. The laboratory lease expires in 2004, with extensions available until 2014.

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

Potential Issuance of Additional Shares

      The following table lists additional shares of CEL-SCI's common stock which, as of December 31, 2003, may be issued as the result of the exercise of outstanding options or warrants issued by CEL-SCI and pursuant to an equity line of credit agreement:

                                                     Number of          Note
                                                        Shares      Reference

   Shares issuable upon exercise of warrants           3,886,188          A
   held by private investors


   Shares issuable pursuant to equity line of credit     Unknown          B

   Shares issuable upon exercise of equity line warrants 395,726          B


   Shares issuable upon exercise of options and       10,630,181          C
   warrants granted to CEL-SCI's officers,
   directors, employees, consultants, and third parties

   Shares issuable upon exercise of options              200,000          D
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

C. The options are exercisable at prices ranging from $0.16 to $11.00 per share. CEL-SCI may also grant options to purchase additional shares under its Incentive Stock Option and Non-Qualified Stock Option Plans.

D. CEL-SCI has granted options for the purchase of 200,000 shares of common stock to certain investor relations consultants in consideration for services provided to CEL-SCI. The options are exercisable at prices ranging between $1.63 and $2.50 per share and expire between February 2004 and June 2006.

      A convertible promissory note payable to Cambrex Biosciences, Inc. was paid in full in December 2003. No part of the note was ever converted into shares of CEL-SCI's common stock.

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



                                            For the Years Ended September 30,
                                    2003        2002       2001        2000       1999
                                    ----        ----       ----        ----       ----

Grant Revenue and Other:        $318,204   $ 384,939     $293,871    $ 40,540     $66,687
                                --------   ---------     --------    --------     -------

Operating Expenses:
  Research and Development     1,915,501   4,699,909    7,762,213   5,186,065   4,662,226
  Depreciation and
   Amortization                  199,117     226,514      209,121     220,994     268,210
  General and
   Administrative              2,287,019   1,754,332    3,432,437   3,513,889   3,029,807
Interest Income                  (52,502)  (  85,322)   ( 376,221)   (402,011)   (402,831)
Interest Expense               2,340,667   2,131,750           --          --          --
                               ---------   ---------    ---------   ---------   ---------
Net Loss                     $(6,371,498)$(8,342,244)$(10,733,679)$(8,478,397)$(7,490,725)
Net loss attributable to
    common stock holders     $(6,480,319)$(9,989,988)$(11,104,251)$(8,478,397)$(7,490,725)
                              ==========  ==========  =========== ===========  ==========
Net loss per common share
   (basic and diluted)       $     (0.13)$     (0.35)$      (0.51)$     (0.44)$     (0.52)
                              ==========  ==========  =========== ===========  ==========
Weighted average common
   shares outstanding         50,961,457  28,746,341   21,824,273  19,259,190  14,484,352
                              ==========  ==========  =========== ===========  ==========


Balance Sheet Data:                                 September 30,
                          ------------------------------------------------------

                          2003          2002       2001       2000       1999
                          ----          ----       ----       ----       ----

Working Capital         $531,742  $690,804  $2,801,299  $11,725,940  $6,152,715
Total Assets           2,915,206 3,771,258   4,508,920   13,808,882   7,559,772
Convertible Debt *        32,882   639,288          --           --          --
Note Payable - Covance * 184,330        --          --           --          --
Note Payable - Cambrex * 656,076 1,135,017          --           --          --
Total Liabilities      1,690,100 2,709,087     507,727      847,423     461,586
Stockholders' Equity   1,225,106 1,062,171   4,001,193   12,961,459   7,098,186

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

Fiscal 2002

      Grant revenue and other is primarily grant money received in payment of some research and development expenses. Research and development expenses in fiscal year 2002 declined significantly because CEL-SCI completed its current production of MULTIKINE(R) during the first quarter. This supply will be used in future clinical trials. During the fiscal year, CEL-SCI instituted a cost reduction program and reduced its workforce significantly. Hence, both research and development costs and general and administrative costs declined from the previous fiscal years. General and administrative expenses also declined due to the reversal of compensation charges of $593,472 resulting from a decline in the intrinsic value of options re-priced to employees. In July 2001, CEL-SCI repriced 1,298,098 options collectively held by thirteen officers, directors and employees. All options which had an exercise price over $2.00 per share were adjusted to an exercise price of $1.05 per share. The expiration dates of the repriced options remained the same. The option exercise price of $1.05 was equal to the market price of CEL-SCI's common stock on the date of the repricing. As the options were repriced and therefore variable accounting was required, subsequent increases in the stock price resulted in a compensation charge of $593,472 in fiscal year 2001. The compensation charge of $593,472 was reversed in fiscal year 2002 since CEL-SCI's stock price was below the exercise price of the repriced options by the end of March 2002. Interest income during the year ended September 30, 2002 reflects interest accrued and received on certificates of deposit. Because CEL-SCI issued Series F and Series G convertible notes during fiscal year 2002, there is a significant charge to interest expense during the year for the expensing of the discount on the notes and the deferred financing costs incurred for the issuance of these notes. This discount relates primarily to the value of the warrants received in the offering and the value of the beneficial conversion feature of the notes.

Research and Development Expenses

      During the five years ended September 30, 2003 CEL-SCI's research and development efforts involved MULTIKINE, L.E.A.P.S. and an AIDS vaccine. The table below shows the research and development expenses associated with each project during this five-year period.

                        2003       2002       2001      2000        1999
                        ----       ----       ----      ----        ----

MULTIKINE           1,653,904  4,405,678  7,365,305  4,106,752   2,861,600
L.E.A.P.S.            261,597    244,769    280,766    453,061     357,731
AIDS Vaccine               --     43,462     94,642    602,252   1,418,895
Other                      --      6,000     21,500     24,000      24,000
                   ---------- ---------- ---------- ----------  ----------
       TOTAL       $1,915,501 $4,699,909 $7,762,213 $5,186,065  $4,662,226
                   ========== ========== ========== ==========  ==========

      CEL-SCI believes that it has compiled sufficient data and clinical information to justify a phase III clinical trial which would be designed to prove the clinical benefit from Multikine as an addition to established anti-cancer therapies. It is CEL-SCI's intention to meet with FDA in 2004 to discuss such a trial. CEL-SCI is unable to estimate the future costs of research and clinical trials involving Multikine since CEL-SCI has not yet met with the FDA to discuss the design of future clinical trials and until the scope of these trials is known, CEL-SCI will not be able to price any future trials with clinical trial organizations.

      As explained in Item 1 of this report, as of December 31, 2003 CEL-SCI was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. As with Multikine, CEL-SCI does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology. Consequently, CEL-SCI cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects.

      CEL-SCI discontinued its research efforts relating to the AIDS vaccine due to a lack of government funding in 2000.

      Clinical and other studies necessary to obtain regulatory approval of a new drug involve significant costs and require several years to complete. The extent of CEL-SCI's clinical trials and research programs are primarily based upon the amount of capital available to CEL-SCI and the extent to which CEL-SCI has received regulatory approvals for clinical trials. The inability of CEL-SCI to conduct clinical trials or research, whether due to a lack of capital or regulatory approval, will prevent CEL-SCI from completing the studies and research required to obtain regulatory approval for any products which CEL-SCI is developing. Without regulatory approval, CEL-SCI will be unable to sell any of its products.

      Since all of CEL-SCI's projects are under development, CEL-SCI cannot predict when it will be able to generate any revenue from the sale of any of its products.

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

      MULTIKINE has an FDA approved shelf life of two years. Consequently, MULTIKINE can only be used for two years after it is manufactured. Since the last batch of MULTIKINE was manufactured over two years ago, CEL-SCI does not currently have any MULTIKINE available for future clinical studies. As a result, CEL-SCI will be required to manufacture additional quantities of MULTIKINE for future research and clinical studies. CEL-SCI estimates the cost of MULTIKINE for its planned Phase III clinical trial to be between $4 to $5 million.

      CEL-SCI plans to use its existing financial resources, the proceeds from the sale of its common stock, proceeds from the sale of common stock under the equity line of credit agreement with Rubicon Capital, and the proceeds from the issuance of convertible debt to fund its capital requirements during the year ending September 30, 2004.

      Other than funding operating losses, funding its research and development program, and paying its liabilities, CEL-SCI does not have any material capital commitments. Material future liabilities as of September 30, 2003 are as follows:

Contractual Obligations:                          Years  Ending September 30,
                                             -----------------------------------
                            Total            2004         2005         2006
                            -----            ----         ----         ----
Notes Payable
   Cambrex               $686,992        $ 686,992      $     --     $     --
   Covance                184,330          184,330            --           --
Convertible Debt          100,000          100,000            --           --
Leases                     93,910           93,910            --           --
Interest and Dividends     55,011           55,011            --           --
Employment Contracts    1,625,373          733,585       552,083      339,703
                       ----------       ----------    ----------   ----------
                       $2,745,616       $1,853,828    $  552,083   $  339,703
                       ==========       ==========    ==========   ==========

      On December 1, 2003, CEL-SCI sold 2,999,964 shares of its common stock, to a group of private institutional investors for approximately $2,550,000, or $0.85 per share. As part of this transaction, the investors and the sales agent for a number of the investors received Series J warrants which allow the investors to purchase 991,003 shares of CEL-SCI's common stock at a price of $1.32 per share at any time prior to December 1, 2006.

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

      Under the equity line of credit agreement, Rubicon Group has agreed to provide CEL-SCI with up to $10,000,000 of funding during a two year period beginning on December 29, 2003. During this period, CEL-SCI may request a drawdown under the equity line of credit by selling shares of its common stock to Rubicon Group, and Rubicon Group will be obligated to purchase the shares. The minimum amount CEL-SCI can draw down at any one time is $100,000, and the maximum amount CEL-SCI can draw down at any one time will be determined at the time of the drawdown request using a formula contained in the equity line of credit agreement. CEL-SCI may request a drawdown once every 22 trading days, although CEL-SCI is under no obligation to request any drawdowns under the equity line of credit.

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

      As of December 31, 2003 CEL-SCI had not requested any drawdowns on the equity line of credit..

Covance AG

      On October 8, 2002, CEL-SCI signed an agreement with Covance AG (Covance), a Swiss Corporation. Pursuant to the agreement, amounts owed to Covance totaling $199,928 as of June 30, 2003 were converted to a note payable. The note was payable on January 2, 2004. Interest was payable monthly at an annual rate of 8%. Until the entire amount was paid to Covance, Covance was entitled to receive 2% of any draw-down of CEL-SCI's equity credit line, 2% of any net funds received from outside financings of less than $1 million, 3% of any net funds received from outside financings greater than $1 million but less than $2 million and 4% of any net funds received from outside financings greater than $2 million. During the year ended September 30, 2003, CEL-SCI paid $15,598 on the Covance note. The Note was paid in full in December 2003.

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

Cambrex Bio Science Promissory Note

      In November 2001 CEL-SCI gave a promissory note to Cambrex Bio Sciences, Inc., the owner of the manufacturing facility used by CEL-SCI to produce MULTIKINE for CEL-SCI's clinical trials. The promissory note was in the principal amount of $1,172,517 which represented the cost of CEL-SCI's use of the Cambrex manufacturing facility for the three months ended January 10, 2002. The amount due Cambrex bears interest at the prime interest rate, plus 3%, which is adjusted monthly. As of December 1, 2003 the prime interest rate was 4% and the interest rate on the amount due Cambrex was 7%. Pursuant to the agreement, CEL-SCI surrendered a cash deposit and transferred title to certain equipment to Cambrex, which reduced the amount due by $225,000. Until the note was paid in full, CEL-SCI agreed to pay Cambrex 10% of all amounts received by CEL-SCI, net of financing costs, from any future financings, including amounts received by CEL-SCI from its equity line of credit. Cambrex, at its option, could convert all or part of the amount due Cambrex into shares of CEL-SCI's common stock. The number of shares to be issued to Cambrex upon any conversion of the note were to be determined by dividing that portion of the note to be converted by the Conversion Price. The "Conversion Price" was an amount equal to 90% of the average closing prices of CEL-SCI's common stock for the three trading days immediately prior to the conversion date. However, the Conversion Price could not be less than $0.22.

      During the quarter ended December 31, 2003, CEL-SCI paid $692,010 of principal plus accrued interest of $59,450 to Cambrex, thereby re-paying the remaining balance of the note. No part of the note was converted into shares of CEL-SCI's common stock.

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

      Peter R. Young, Ph.D. has been a Director of CEL-SCI since August 2002. Dr. Young has been a senior executive within the pharmaceutical industry in the

United States and Canada for most of his career. Over the last 20 years he has primarily held positions of Chief Executive Officer or Chief Financial Officer and has extensive experience with acquisitions and equity financings. Since November 2001 Dr. Young has been the President of Agnus Dei, LLC, which acts as a partner in an organization managing immune system clinics which treat patients with diseases such as cancer, multiple sclerosis and hepatitis. Since January 2003 Dr. Young has been the President and Chief Executive Officer of SRL Technology, Inc., a company involved in the development of pharmaceutical (drug) delivery systems. Between 1998 and 2001 Dr. Young was the Chief Financial Officer of Adams Laboratories, Inc. Dr. Young received his Ph.D. in Organic Chemistry from the University of Bristol, England (1969), and his Bachelor's degree in Honors Chemistry, Mathematics and Economics also from the University of Bristol, England (1966).

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

                                                                           All
                                            Other                       Other
                                            Annual   Restric-           Com-
                                            Compen-  ted Stock Options  pensa-
Name and Princi-   Fiscal   Salary  Bonus   sation   Awards    Granted  tion
 pal Position       Year     (1)     (2)     (3)        (4)      (5)     (6)
----------------   -----    ------  -----   ------   --------- -------  ------

Maximilian de Clara,2003  $363,000     --  $65,121        --    574,999 $72,600
President           2002  $363,000     --  $46,079  $ 89,334     75,000      --
                    2001  $357,167     --  $52,186  $262,000     95,000 $    64

Geert R. Kersten,   2003  $354,087     --  $12,558  $  9,244  1,890,000 $71,068
Chief Executive     2002  $346,324     --  $15,044  $ 10,929    105,000      --
Officer and         2001  $265,175     --  $10,462  $  8,313    655,000 $ 4,114
Treasurer

Patricia B. Prichep 2003  $147,904     --  $ 3,000  $  4,902    580,000      --
Senior Vice         2002  $140,464     --  $ 3,000  $  5,597     90,500      --
President of        2001  $104,505     --  $ 3,000  $  6,270    260,000 $    63
Operations and
Secretary

Eyal Talor, Ph.D.   2003  $191,574     --  $ 3,000  $  4,950    374,166      --
Senior Vice President2002 $187,075     --  $ 3,000  $  5,702     85,000      --
of Research and      2001 $157,420     --  $ 3,000  $  9,269    200,000 $    63
Manufacturing

Daniel Zimmerman,   2003  $147,000     --  $ 3,000  $  5,005    392,000      --
Ph.D, Senior Vice   2002  $143,583     --  $ 3,000  $  5,763     91,000      --
President of        2001  $117,145     --  $ 3,000  $  6,962    175,000 $    64
Cellular Immunology

(1) The dollar value of base salary (cash and non-cash) received. During the year ended September 30, 2003, $701,397 of the total salaries paid to the persons shown in the table were paid in restricted shares of CEL-SCI's common stock.

      Information concerning the issuance of these restricted shares is shown in the following table:

        Date Shares              Number of              Price
        Were Issued            Shares Issued         Per Share

       November 8, 2002          660,636             $0.20
       March 27, 2003            690,636             $0.20

       April 30, 2003            299,139             $0.21
       April 30, 2003          2,394,462             $0.15
       July 21, 2003              95,578             $0.65

      On each date the amount of compensation satisfied through the issuance of shares was determined by multiplying the number of shares issued by the Price Per Share. With the exception of the 2,394,462 shares issued on April 30, 2003 the price per share was equal to the closing price of CEL-SCI's common stock on the date prior to the date the shares were issued. The closing price of CEL-SCI's common stock on April 29, 2003, the date prior to the issuance of the 2,394,462 shares, was $0.21.

      The 2,394,462 shares were issued to Mr. de Clara and Mr. Kersten in payment of their respective salaries for the six month period ended September 30, 2003. Since the shares were issued at a discount of $0.06 per share to the market price of CEL-SCI's common stock, the additional compensation received by Mr. de Clara and Mr. Kersten from the receipt of these shares is shown in the "All Other Compensation Column".

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

(5)The shares of Common Stock to be received upon the exercise of all stock options granted during the periods covered by the table. Includes certain options issued in connection with CEL-SCI's Salary Reduction Plans as well as certain options purchased from CEL-SCI. See "Options Granted During Fiscal Year Ended September 30, 2003" below.

(6) All other compensation received that CEL-SCI could not properly report in any other column of the table including annual Company contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, CEL-SCI with respect to term life insurance for the benefit of the named executive officer, and the full dollar value of the remainder of the premiums paid by, or on behalf of, CEL-SCI. Amounts in the table for fiscal 2001 represent life insurance premiums. Amounts in the table for fiscal 2003 represent the value of CEL-SCI's common stock issued at below market prices and discussed in (1) above.

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

      The Employment Agreement will also terminate upon the death of Mr. de Clara, Mr. de Clara's physical or mental disability, the conviction by Mr. de Clara of any crime involving fraud, moral turpitude, or CEL-SCI's property, or a breach of the Employment Agreement by Mr. de Clara. If the Employment Agreement is terminated for any of these reasons Mr. de Clara, or his legal representatives, as the case may be, will be paid the salary provided by the Employment Agreement through the date of termination.

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

      The Employment Agreement will also terminate upon the death of Mr. Kersten, Mr. Kersten's physical or mental disability, willful misconduct, an act of fraud against CEL-SCI, or a breach of the Employment Agreement by Mr. Kersten. If the Employment Agreement is terminated for any of these reasons Mr. Kersten, or his legal representatives, as the case may be, will be paid the salary provided by the Employment Agreement through the date of termination.

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

                              Total         Shares
                             Shares     Reserved for   Shares       Remaining
                           Reserved     Outstanding   Issued as   Options/Shares
Name of Plan             Under Plans       Options    Stock Bonus  Under Plans
------------             -----------    ------------  -----------  -----------

Incentive Stock Option
 Plans                     4,100,000      3,801,100       N/A          212,315

Non-Qualified Stock
 Option Plans              7,760,000      6,453,973       N/A          151,899

Stock Bonus Plans          1,940,000         N/A      1,225,036        714,964

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
Plan category               Options  (a)     Options              (a)
--------------------------------------------------------------------------------

Incentive Stock Option
 Plans                        3,801,100         $0.68             212,315
Non-Qualified Stock Option
 Plans                        6,453,973         $0.74             151,899
                              ---------         -----             -------
                             10,255,073         $0.72             364,214
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
       Schedule required by             dated January 14, 2003
       Instruction 2 to Item 601
       Regulation S-K) pertaining to
       Series H notes and warrants

10(w) Master Production Agreement       ________________________________
      between Company and Bio Science
      Contract Production Corp.

10(x) Distribution and Royalty          Incorporated by reference to Exhibit
      Agreement with Eastern Biotech    10(x) to Amendment No. 2 to CEL-SCI's
                                        Registration statement on Form S-3
                                        (Commission File No. 333-106879).

10(y) Promissory Note payable to        ________________________________
      Cambrex Bio Science, Inc.,
      together with Security Agreement
      and amendments.

10(z) Development, Supply and           ________________________________
      Distribution Agreement
      between Company and Orient
      Europharma Co., Ltd.

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

                                           ******

                                   SIGNATURES


      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 4th day of February, 2004.

                               CEL-SCI CORPORATION

                                      By: /s/ Maximilian de Clara
                                          -------------------------
                                         Maximilian de Clara, President

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

Signature                        Title          Date

/s/ Maximilian de Clara        Director         February 4, 2004
----------------------
Maximilian de Clara

/s/ Geert R. Kersten           Director         February 4, 2004
----------------------
Geert R. Kersten

/s/ Alexander G. Esterhazy     Director         February 6, 2004
----------------------
Alexander G. Esterhazy

                               Director         February __, 2004
----------------------
C. Richard Kinsolving

/s/ Peter R. Young             Director         February 6, 2004
----------------------
Dr. Peter R. Young

                               CEL-SCI CORPORATION

                                   FORM 10-K/A

                                    EXHIBITS