Form 10-Q
period 2003-12-31
CEL SCI CORP
filed 2004-02-12
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

                                       OR

( )                   TRANSITION REPORT PURSUANT TO SECTION 13 OR
                      15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION


        Colorado                                        84-0916344
----------------------------                       --------------------
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

            Yes    X                      No
                -------                      --------


Indicate by check mark whether the Registrant is an accelerated filer (as that term is defined in Exchange Act Rule 12b-2).

             Yes                           No    X
                 -------                      --------

         Class of Stock           No. Shares Outstanding          Date
         --------------           ----------------------          ----
           Common                     65,287,630             February 10, 2004

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1.                                                                 Page

      Condensed Consolidated Balance Sheets (unaudited)                   3
      Condensed Consolidated Statements of Operations (unaudited)         4
      Condensed Consolidated Statements of Cash Flow (unaudited)         5-7
      Notes to Condensed Consolidated Financial Statements (unaudited)    8


Item 2.
      Management's Discussion and Analysis of Financial Condition        16
        and Results of Operations


Item 3.
      Quantitative and Qualitative Disclosures about Market Risks        20

Item 4.
      Controls and Procedures                                            20


PART II

Item 2.
      Changes in Securities and Use of Proceeds                          21

Item 6.
      Exhibits and Reports on Form 8-K                                   22

      Signatures                                                         23

Item 1.   FINANCIAL STATEMENTS

                              CEL-SCI CORPORATION
                              -------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            ------------------------
                                  (unaudited)

 ASSETS
                                                 December 31,      September 30,
                                                    2003              2003
 CURRENT ASSETS:                                 -----------------------------
   Cash and cash equivalents                    $ 2,449,088       $ 1,753,307
   Interest and other receivables                    16,108           47,051
   Prepaid expenses                                 351,594          357,531
   Deposits                                          14,828           14,828
   Deferred financing costs                               -           16,243
         Total Current Assets                     2,831,618        2,188,960

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation of $2,033,491
and $2,002,232                                      247,447         278,706

 PATENT COSTS- less accumulated amortization
    of  $705,495 and $704,522                       435,407         447,540
                                                 ----------      ----------
                TOTAL ASSETS                    $ 3,514,472      $2,915,206
                                                ===========      ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
   Accounts payable                             $   265,115      $ 481,985
   Accrued expenses                                  45,310         99,172
   Due to officer/shareholder and employees          43,022        227,115
   Deposits held                                      3,000          3,000
   Deferred rent                                      2,223          5,540
   Note payable - Cambrex, net of discount                -        656,076
   Note payable - Covance                                 -        184,330
                                                 ----------      ---------
        Total current liabilities                   358,670      1,657,218

 CONVERTIBLE NOTES, NET                                   -         32,882
                                                 ----------      ---------
        Total liabilities                           358,670      1,690,100

 STOCKHOLDERS' EQUITY

   Common stock, $.01 par value; authorized,
      100,000,000 shares; issued and
      outstanding, 65,126,322 and 61,166,345
      shares at December 31, 2003 and September
      30, 2003, respectively                        651,263        611,663
   Additional paid-in capital                    90,164,280     87,167,091
   Accumulated deficit                          (87,659,741)   (86,553,648)
                                                -----------     -----------
           Total stockholders' equity             3,155,802      1,225,106
                                                 ----------     -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $ 3,514,472     $2,915,206
                                                ===========     ===========


            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                              -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       ---------------------------------
                                  (unaudited)

                                                      Three Months Ended
                                                          December 31,
                                                   2003               2002
                                                 -----------------------------

 Grant revenue and other                          $ 73,235           $ 52,955
                                                  --------          ---------
 EXPENSES:
   Research and development                        368,348            511,307
   Depreciation and amortization                    47,927             47,426
   General and administrative                      647,440            698,456
                                                   --------          ---------
             Total Operating Expenses            1,063,715          1,257,189
                                                 ---------          ---------

 NET OPERATING LOSS                               (990,480)        (1,204,234)

 INTEREST INCOME                                    11,227             17,307

 INTEREST EXPENSE                                 (126,840)          (495,938)
                                                  ---------          ---------

 NET LOSS                                       (1,106,093)        (1,682,865)

 ACCRUED DIVIDENDS ON PREFERRED STOCK                    -             (1,917)

 ACCRETION OF BENEFICIAL CONVERSION
 FEATURE ON PREFERRED STOCK                              -            (61,253)
                                                 ---------          ---------

 NET LOSS ATTRIBUTABLE TO COMMON
   STOCKHOLDERS                               $ (1,106,093)       $(1,746,035)
                                              =============       ============

 NET LOSS PER COMMON SHARE (BASIC)            $      (0.02)       $     (0.04)
                                              =============       ============

  NET LOSS PER COMMON SHARE (DILUTED)         $      (0.02)       $     (0.04)
                                              =============       ============

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     62,848,255         42,030,495
                                               ============       ============


            See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION
                              -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                       ---------------------------------
                                  (unaudited)
                                                Three Months Ended December 31,
                                                    2003             2002
                                                -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                        $(1,106,093)    $(1,682,865)

Adjustments to reconcile net loss to net
cash used in operating activities:
  Depreciation and amortization                      47,927          47,426
  Issuance of common stock for services             155,909         267,182
  Common stock contributed to 401(k) plan             5,830          11,217
  Amortization of discount on note payable           30,916          37,500
  Amortization of discount associated with
       convertible notes                             67,118         320,810
  Amortization of deferred financing costs           16,243         118,809
  Gain on sale of equipment                               -         (26,463)
  Compensation expense related to variable
       options                                       20,108               -
  Impairment loss on abandonment of patents          25,720               -
  Decrease in receivables                            30,943          18,704
  Decrease  in prepaid expenses                       5,937          54,324
  Decrease in deferred rent                          (3,317)         (4,228)
  (Decrease) increase in accrued expenses           (52,073)         19,964
  (Decrease) increase in amount due to
       officer/shareholder & employees             (184,093)         79,609
  (Decrease) increase in accounts payable          (254,805)         34,925
                                                  ----------        --------
NET CASH USED IN OPERATING ACTIVITIES
                                                 (1,193,730)       (703,086)
                                                  ----------        --------
CASH FLOWS (USED IN) PROVIDED BY  INVESTING
ACTIVITIES:
  Patent costs                                      (10,000)        (10,679)
                                                  ----------        --------
NET CASH (USED IN) PROVIDED BY INVESTING
ACTIVITIES                                          (10,000)        (10,679)
                                                  ----------        --------
CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES:
  Cash proceeds from issuance of common stock     2,549,970               -
  Cash proceeds from drawdown on equity line              -         287,636
  Cash proceeds from exercise of warrants           291,222          22,950
  Payment of Cambrex note                          (686,992)         25,000
  Payment of Covance note                          (184,330)              -
  Cash proceeds from exercise of stock options        2,100               -
  Transaction costs related to equity line of
      credit and private placement                  (72,459)        (33,000)
                                                  ----------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES         1,899,511         302,586
                                                  ----------        --------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                         695,781        (411,179)

CASH AND CASH EQUIVALENTS:
  Beginning of period                             1,753,307       2,079,276
                                                 ----------      ----------
  End of period                                  $2,449,088     $ 1,668,097
                                                ===========     ===========

                                                                    (continued)

            See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION
                              -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                       ---------------------------------
                                  (unaudited)
                                  (continued)

                                                Three Months Ended December 31,
                                                     2003            2002
                                                  -----------------------------
SUPPLEMENTAL INFORMATION ON NONCASH
TRANSACTIONS
Accrual of dividends on preferred stock:
  Increase in accrued expenses                   $       -        $  1,917
Decrease in additional paid-in capital                   -          (1,917)
                                                 ---------        --------
                                                 $       -        $      -
                                                 =========        ========

Common stock issued in lieu of cash dividends:
Decrease in accrued expenses                     $       -        $(53,692)

Increase in common stock                                 -             496
Increase in additional paid-in capital                   -          53,196
                                                  ---------        --------
                                                 $       -        $      -
                                                 =========        ========

Conversion of preferred stock into common stock:
Decrease in preferred stock                      $       -        $    (11)
Increase in common stock                                 -           9,206
Decrease in additional paid-in capital                   -          (9,195)
                                                 ---------        ---------
                                                 $       -        $      -
                                                 =========        ========

Conversion of convertible debt into common stock:
Decrease in convertible notes                    $(100,000)      $(830,000)
Increase in common stock                             1,794          55,528
Increase in additional paid-in capital              98,206         774,472
                                                  ---------      ----------
                                                 $       -       $       -
                                                 =========       ==========

Accretion for the beneficial conversion on
preferred stock:
Increase in additional paid-in capital           $       -       $  61,253
Decrease in additional paid-in capital                   -         (61,253)
                                                 ---------       ----------
                                                 $       -       $       -
                                                 =========       =========

Surrender of deposit and sale of equipment to
reduce note payable:
Decrease in deposits                             $       -       $ 125,000
Decrease in equipment, net                               -         100,000
Decrease in note payable                                 -        (225,000)
                                                 ---------       ----------
                                                 $       -       $       -
                                                 =========       =========

Deferred financing costs included in accounts payable:

Increase in accounts payable                     $  17,680       $   4,000
Increase in deferred financing costs               (17,680)         (4,000)
                                                  ---------       ---------
                                                  $      -       $       -
                                                  =========      =========

                                                                     continued

                              CEL-SCI CORPORATION
                              -------------------
                                    CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       ---------------------------------
                                  (unaudited)
                                  (continued)
                                                 Three Months Ended December 31,
                                                      2003             2002
                                                  ----------------------------
Interest expense paid for with common stock:
Decrease in accrued expenses                     $  (1,789)        $  (9,430)
Increase in common stock                                32               573
Increase in additional paid-in capital               1,757             8,857
                                                 ---------         ----------
                                                 $       -         $       -
                                                 =========         =========

Patent costs included in accounts payable:
Increase in accounts payable                     $  30,255         $  20,619
Increase in patent costs                           (30,255)          (20,619)
                                                  ---------         ---------
                                                 $       -         $       -
                                                 =========         =========
Cashless exercise of warrants:
Increase in common stock                         $   3,698         $       -
Decrease in additional paid-in capital              (3,698)                -
                                                  ---------        ---------
                                                 $       -         $       -
                                                 =========         =========












                                                                    concluded

           See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (unaudited)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying condensed consolidated financial statements of CEL-SCI Corporation and subsidiary (the Company) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended September 30, 2003.

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of December 31, 2003 and the results of operations for the three-month period then ended. The condensed consolidated balance sheet as of September 30, 2003 is derived from the September 30, 2003 audited consolidated financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the three-month period ended December 31, 2003 are not necessarily indicative of the results to be expected for the entire year.

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

      Research and Office Equipment--Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the terms of the lease. Repairs and maintenance are expensed when incurred. During the three months ended December 31, 2003 and 2002, the Company did not retire any equipment.

      Research and Development Costs--Research and development (R&D) expenditures are expensed as incurred. The Company has an agreement with Cambrex Bio Science, an unrelated corporation for the production of MULTIKINE, which is the Company's only product source. All production costs of MULTIKINE are expensed to R&D immediately.

                               CEL-SCI CORPORATION

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (unaudited)
                                   (continued)

      Research and Development Grant Revenues--The Company's grant arrangements are handled on a reimbursement basis. Grant revenues under the arrangements are recognized as grant revenue when costs are incurred.

      Patents--Patent expenditures are capitalized and amortized using the straight-line method over 17 years. In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the three months ended December 31, 2003 and 2002, the Company recorded patent impairment charges of $25,720 and $-0- respectively for the net book value of patents abandoned during the period and such amount is included in general and administrative expenses. During the next five years, CEL-SCI expects that the amortization of patent expenses will total approximately $240,000.

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

      Comprehensive Loss--SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive net income or loss and its components in stockholders' equity. SFAS 130 requires the components of other comprehensive income or loss such as changes in the fair value of available-for-sale securities and foreign translation adjustments to be added to net income or loss to arrive at comprehensive income or loss. Other comprehensive income or loss items have no impact on the Company's net loss as presented on the statement of operations. During the three months ended December 31, 2003 and 2002, there were no components of comprehensive loss other than net loss and the statement of comprehensive loss has been omitted.

      Prepaid Expenses--The majority of prepaid expenses consist of bulk purchases of laboratory supplies used on a daily basis in the lab and items that will be used for future production. The items in prepaid expenses are expensed when used in production or daily activity as R&D expenses.

      Deferred Financing Costs--Deferred financing costs are capitalized and expensed over the period the notes are outstanding or on a pro-rata basis as the notes are converted.

      Cash and Cash Equivalents--For purposes of the statements of cash flows, cash and cash equivalents consists principally of unrestricted cash on deposit and short-term money market funds. The Company considers all highly liquid investments with a maturity when purchased of less than three months, and those investments that are readily convertible to known amounts of cash and are

                               CEL-SCI CORPORATION

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (unaudited)
                                   (continued)

      so close to maturity that they bear no interest rate risk, to be cash equivalents.

      Convertible Notes--Convertible debt issued by the Company is initially offset by a discount representing the relative fair value of the warrants and beneficial conversion feature. This discount is amortized to interest expense over the period the debt is outstanding and accelerated pro-rata as the notes are converted. The fair value of the warrants and beneficial conversion discount are calculated based on available market data using appropriate valuation models.

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

      Asset Valuations and Review for Potential Impairments--The Company reviews its fixed assets every fiscal quarter. This review requires that the Company make assumptions regarding the value of these assets and the changes in circumstances that would affect the carrying value of these assets. If such analysis indicates that a possible impairment may exist, the Company is then required to estimate the fair value of the asset and, as deemed appropriate, expense all or a portion of the asset. The determination of fair value includes numerous uncertainties, such as the impact of competition on future value. The Company believes that it has made reasonable estimates and judgments in determining whether its long-lived assets have been impaired; however, if there is a material change in the assumptions used in our determination of fair values or if there is a material change in economic conditions or circumstances influencing fair value, the Company could be required to recognize certain impairment charges in the future.

      Stock Options--In October 1996, the Financial Accounting Standards Board
      (FASB) issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). This statement encourages but does not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations". In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. If the Company had elected to recognize compensation expense based on the fair value of the awards granted, consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                               CEL-SCI CORPORATION

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (unaudited)
                                   (continued)
      Three Months Ended
                                        December 31, 2003     December 31, 2002
  Net loss:
    As reported                          $(1,106,093)          $(1,682,865)
    Deduct: Compensation expense for
    stock-based performance awards
    included in reported net loss,
    net of related tax effects                20,108                     -
    Add:   Total stock-based employee
    compensation expense determined
    under fair-value-based method for
    all awards, net of related tax
    effects                                 (199,594)             (284,299)

      Pro forma net loss                  $(1,285,579)         $(1,967,164)
                                          ============         ============

      Net loss per common share,
      basic and diluted:
            As reported                   $     (0.02)         $     (0.04)
                                          ===========          ============
            Pro forma                     $     (0.02)         $     (0.05)
                                          ===========          ============

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

      New Accounting Pronouncements--In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", (FIN46). FIN 46 provides guidance on the consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest. Such entities are referred to as variable interest entities. FIN 46 was effective immediately for variable interest entities created or acquired after January 31, 2003 and was effective July 1, 2003 for variable interest entities created or acquired on or before January 31, 2003. In October 2003, the FASB issued Staff Position FIN 46.6, which extended the effective date of FIN 46 for variable interest entities acquired before February 1, 2003 to the first interim or annual period ending after December 15, 2003. The Company adopted FIN 46 and the implementation did not have a material effect on the Company's financial position, results of operations or cash flows.

B.  STOCKHOLDERS' EQUITY

      During the three months ended December 31, 2003 and 2002, the Company issued stock for services to both employees and nonemployees with a fair value of $155,909 and $267,182, respectively.

      During August 2001, three private investors exchanged shares of the Company's common stock and remaining Series D Warrants, which they owned, for 6,288 shares of the Company's Series E

                               CEL-SCI CORPORATION

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (unaudited)
                                   (continued)

      Preferred Stock. These investors also exchanged their Series A and Series C warrants from prior offerings for new Series E warrants. The preferred shares were entitled to receive cumulative annual dividends in an amount equal to $60 per share and have liquidation preferences equal to $1,000 per share. Each Series E Preferred share was convertible into shares of the Company's common stock on the basis of one Series E Preferred share for shares of common stock equal in number to the amount determined by dividing $1,000 by the lesser of $5 or 93% of the average closing bid prices of the Company's common stock for the 5 days prior to the date of each conversion notice. The lowest price at which the Series E Preferred stock was convertible was $1.08. The Series E Preferred stock had no voting rights and was redeemable at the Company's option at a price of 120% plus accrued dividends until August 2003, when the redemption price was fixed at 100% and 39 shares of preferred stock were automatically converted into 47,531 common shares. During the quarter ended December 31, 2002, 1,125 shares of preferred stock were converted into 920,601 shares of common stock. In addition, dividends were converted into an additional 49,558 shares of common stock during the quarter ended December 31, 2002. There were 67 shares of preferred stock outstanding at December 31, 2002. As of August 17, 2003, all shares had been converted and no shares remain outstanding at December 31, 2003. As all shares had been converted prior to the quarter ended December 31, 2003, there was no accretion of the beneficial conversion feature or accrual of preferred dividends.

C. FINANCING TRANSACTIONS

      In December 2001, the Company sold redeemable convertible notes and Series F warrants, to a group of private investors for proceeds of $1,600,000, less transaction costs of $276,410. The notes bore interest at 7% per year and were due and payable December 31, 2003. The notes were secured by substantially all of the Company's assets and contained certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. The notes were convertible into shares of the Company's common stock at the holder's option determinable by dividing each $1,000 of note principal by 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the twenty trading days immediately prior to the closing date. In addition, the notes were required to be redeemed by the Company at 130% upon certain occurrences. As of November 30, 2002, all of the notes were converted into 6,592,461 shares of common stock. The Series F warrants allowed the holders to purchase up to 960,000 shares of the Company's common stock at a price equal to 110% of the closing price per share at any time prior to the date which is seven years after the closing of the transaction. The warrant price was adjustable if the Company sells any additional shares of its common stock or convertible securities for less than fair market value or at an amount lower than the exercise price of the Series F warrants. The warrant price was adjusted every three months to an amount equal to 110% of the conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. The last adjustment to the warrant price was on October 17, 2002, when the warrant price was reduced to $0.153. During the three months ended December 31, 2003, the remaining 420,000 warrants were exercised for stock in a cashless transaction that resulted in the issuance of 369,796 shares of common stock.

      In July and September 2002, the Company sold convertible notes, plus Series G warrants, to a group of private investors for $1,300,000 less transaction costs of $177,370. The notes bore interest at 7% per year and were due and payable September 9, 2004. Interest was payable quarterly

                               CEL-SCI CORPORATION

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (unaudited)
                                   (continued)

      beginning October 1, 2002. The notes were secured by substantially all of the Company's assets and contained certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders' option the notes were convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price was 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date. If the Company sold any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price would have been lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. As of the year ended September 30, 2003, all of the notes had been converted into 8,354,198 shares of common stock. In addition, all of the discount associated with the notes had been amortized to interest expense. Interest totaling $21,472 was converted into 109,428 shares of common stock during the year ended September 30, 2003. The Series G warrants allow the holders to purchase up to 900,000 shares of the Company's common stock at a price equal to 110% of the conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. The warrant price was $0.145 as of December 31, 2003. As of December 31, 2003, 450,000 warrants had been exercised and 450,000 warrants remain outstanding.

      In January 2003, the Company sold convertible notes, plus Series H warrants to purchase 1,100,000 shares of common stock, to a group of private investors for $1,350,000 less transaction costs of approximately $220,419. The first funds, totaling $600,000, were received in January 2003 and the balance of $750,000 was received on July 2, 2003. The notes bore interest at 7% per year. The first notes were due and payable January 7, 2005 and the second notes were due and payable July 7, 2005. Interest was payable quarterly. The notes were secured by substantially all of the Company's assets and contain certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders' option the notes were convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price defaulted to 60% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date in the event of default. On May 8, 2003, the Company signed an amendment to the agreement that prevented the conversion price from defaulting to 60%. In the agreement, the conversion price declines to 70% of the average of the three lowest daily trading prices of the Company's common stock if the price of the stock climbs over $0.50. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. On May 30, 2003, the price of the Company's stock rose above $0.50. In accordance with the agreement, the discount percentage changed from 76% to 70%. This change increased the discount on the debt that the Company recorded for the Series H convertible notes by $67,669. As of October 2, 2003, all of the Series H notes had been converted into a total of 3,183,358 shares of common stock and total interest of $32,914 had been converted into 83,227 shares of common stock. The Series H warrant price was $0.25 as of December 31, 2003. As of December 31, 2003, 550,000
      warrants had been exercised and 550,000 warrants remain outstanding.

                               CEL-SCI CORPORATION

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (unaudited)
                                    (continued)

      In June 2000, the Company entered into an agreement with Cambrex Bio Science, Inc. ("Cambrex") whereby Cambrex agreed to provide the Company with a facility which allows the Company to manufacture MULTIKINE in accordance with the Good Manufacturing Practices regulations of the FDA for periodic manufacturing campaigns. Company personnel will staff this facility. This agreement runs until December 31, 2006. On November 15, 2001, the Company signed an agreement for a manufacturing campaign with Cambrex in which Cambrex provided manufacturing space and support to the Company during November and December 2001 and January 2002. In exchange, the Company signed a note, payable on January 2, 2003, with Cambrex to pay a total of $1,172,517. Unpaid principal began accruing interest on November 16, 2002 and carried an interest rate of the Prime Rate plus 3%. This note was later extended to January 2, 2004. There were also conversion features allowing Cambrex to convert either all or part of the note into shares of the Company's common stock. The principal balance of the note and any accrued interest were convertible into common stock at 90% of the average of the closing prices of the common stock for the three trading days immediately prior to the conversion date subject to a floor of $0.22 per share. A beneficial conversion cost of $106,716 was recorded during the year for the difference between the conversion price of the stock and the market price of the stock. The balance of the beneficial conversion cost was expensed to interest expense on the date the note was paid. During the quarter ended December 31, 2003, the Company recorded $9,943 in interest expense related to the note. During the quarter ending December 31, 2003, CEL-SCI paid $692,010 of principal plus interest expense of $59,450 to Cambrex, thereby paying off the remaining balance of the note.

      On October 8, 2002, CEL-SCI signed an agreement with Covance AG (Covance), a Swiss Corporation. Pursuant to the agreement, amounts owed to Covance totaling $199,928 became a note payable in June 2003, to be paid by January 2, 2004. Interest on the note was payable monthly at an annual rate of 8%. During the quarter ended December 31, 2003, the Company paid the outstanding principal balance of $184,330 to Covance plus accrued interest expense of $6,356. During the quarter ended December 31, 2003, interest expense of $2,581 was recorded for the note.

      In September 2003, the Company signed an equity line of credit agreement with Rubicon Group for up to $10,000,000 of funding prior to December 29, 2005. During this twenty-four month period, the Company can request a drawdown under the equity line of credit by selling shares of its common stock to Rubicon Group, who will be obligated to purchase the shares subject to certain volume restrictions. The Company can request a drawdown once every 22 trading days, although the Company is under no obligation to request any drawdowns under the equity line of credit. The minimum amount CEL-SCI can draw down at any one time is $100,000, and the maximum amount CEL-SCI can draw down at any one time will be determined at the time of the drawdown request using a formula contained in the equity line of credit agreement. The Company is restricted from entering into any other equity line of credit arrangement until the earlier of the expiration of the agreement or two years from the date of registration. The Company issued 395,726 warrants to the issuer at a price of $0.83 and the warrants expire September 16, 2008. The warrants were valued using the Black-Scholes valuation method and expenses of $40,600 were recorded to additional paid-in capital as a cost of equity related transaction during the year ended September 30, 2003. There have been no drawdowns on this line of credit as of December 31, 2003.

                               CEL-SCI CORPORATION

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                   THREE MONTHS ENDED DECEMBER 31, 2003 AND 2002
                                   (unaudited)
                                    (continued)

D. PRIVATE PLACEMENT

      On December 1, 2003, the Company sold 2,994,964 shares of its common stock to a group of private institutional investors for approximately $2,550,000, or $0.85 per share. As part of this transaction, the investors in the private offering received warrants which allow the investors to purchase approximately 900,000 shares of the Company's common stock at a price of $1.32 per share at any time prior to December 1, 2006.

E. OPERATIONS AND FINANCING

      The Company has incurred significant costs since its inception in connection with the acquisition of an exclusive worldwide license to certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities and clinical trials. The Company has funded such costs with proceeds realized from the public and private sale of its common and preferred stock. The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts. To date, the Company has not generated any revenue from product sales. The ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain. The Company plans to seek continued funding of the Company's development by raising additional capital. In fiscal 2002 and 2003, the Company reduced its discretionary expenditures. If necessary, the Company plans to further reduce discretionary expenditures in fiscal year 2004; however, such reductions would further delay the development of the Company's products. It is the opinion of management that sufficient funds will be available from external financing and additional capital and/or expenditure reductions in order to meet the Company's liabilities and commitments as they come due during fiscal year 2004. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

F. MARKETING AGREEMENT

      On May 30, 2003, the Company and Eastern Biotech signed an agreement to develop both MULTIKINE and CEL-1000, and their derivatives and improvements, in three Eastern European countries: Greece, Serbia and Croatia. Eastern Biotech also has the exclusive right to sales in these three countries. As part of the agreement, Eastern Biotech gained the right to receive a 1% royalty on the future net sales of these two products and their derivatives and improvements worldwide. Eastern Biotech also purchased 1,100,000 shares of common stock and warrants, which allow the holder to purchase up to 1,100,000 shares of the Company's common stock at a price equal to $0.47. The Company received proceeds of $500,000 for these shares and warrants. Because the Company did not register these shares prior to September 30, 2003, the royalty percentage increased to 2%. If Eastern Biotech does not meet certain clinical development milestones within one year, it will lose the right to sell both products in these three countries. As of December 31, 2003, no clinical trials have been started by Eastern Biotech.

                               CEL-SCI CORPORATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OFOPERATIONS

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

In June 2000, the Company entered into an agreement with Cambrex Bio Science, Inc. ("Cambrex") whereby Cambrex agreed to provide the Company with a facility which allows the Company to manufacture MULTIKINE in accordance with the Good Manufacturing Practices regulations of the FDA for periodic manufacturing campaigns. Company personnel will staff this facility. This agreement runs until December 31, 2006. On November 15, 2001, the Company signed an agreement for a manufacturing campaign with Cambrex in which Cambrex provided manufacturing space and support to the Company during November and December 2001 and January 2002. In exchange, the Company signed a note, payable on January 2, 2003, with Cambrex to pay a total of $1,172,517. Unpaid principal began accruing interest on November 16, 2002 and carried an interest rate of the Prime Rate plus 3%. This note was later extended to January 2, 2004. There were also conversion features allowing Cambrex to convert either all or part of the note into shares of the Company's common stock. The principal balance of the note and any accrued interest were convertible into common stock at 90% of the average of the closing prices of the common stock for the three trading days immediately prior to the conversion date subject to a floor of $0.22 per share. A beneficial conversion cost of $106,716 was recorded during the year for the difference between the conversion price of the stock and the market price of the stock. The balance of the beneficial conversion cost was expensed to interest expense on the date the note was paid. During the quarter ended December 31, 2003, the Company recorded $9,943 in interest expense related to the note. During the quarter ending December 31, 2003, CEL-SCI paid $692,010 of principal plus interest expense of $59,450 to Cambrex, thereby paying off the remaining balance of the note.

In September 2003, the Company signed an equity line of credit agreement with Rubicon Group for up to $10,000,000 of funding prior to December 29, 2005. During this twenty-four month period, the Company can request a drawdown under the equity line of credit by selling shares of its common stock to Rubicon Group, who will be obligated to purchase the shares subject to certain volume restrictions. The Company can request a drawdown once every 22 trading days, although the Company is under no obligation to request any drawdowns under the equity line of credit. The minimum amount CEL-SCI can draw down at any one time is $100,000, and the maximum amount CEL-SCI can draw down at any one time will be determined at the time of the drawdown request using a formula contained in the equity line of credit agreement. The Company is restricted from entering into any other equity line of credit arrangement until the earlier of the expiration of the agreement or two years from the date of registration. The Company issued 395,726 warrants to the issuer at a price of $0.83 and the warrants expire September 16, 2008. The warrants were valued using the Black-Scholes valuation method and expenses of $40,600 were recorded to additional paid-in capital as a cost of equity related transaction during the year ended September 30, 2003. There have been no drawdowns on this line of credit as of December 31, 2003.

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

The Series F warrants initially allowed the holders to purchase up to 960,000 shares of the Company's common stock at a price of $0.95 per share at any time prior to December 31, 2008. On January 17, 2002, the warrant exercise price, in accordance with the terms of the warrants, was adjusted to $0.65 per share and later reduced further to $0.153. During the quarter ended December 31, 2003, all remaining warrants were exercised.

In July and September 2002, the Company sold convertible notes, plus Series G warrants, to a group of private investors for $1,300,000 less transaction costs of $177,370. The notes bore interest at 7% per year and were due and payable September 9, 2004. Interest was payable quarterly beginning October 1, 2002. The notes were secured by substantially all of the Company's assets and contained certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders' option the notes were convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price was 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date. If the Company had sold any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price would have been lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. By June 2, 2003, all of the notes had been converted into 8,354,198 shares of common stock. In addition, interest totaling $21,472 was converted into 109,428 shares of common stock. As of December 31, 2003, 450,000 warrants had been exercised and 450,000 warrants remain outstanding.

In January 2003, the Company sold convertible notes, plus Series H warrants to purchase 1,100,000 shares of common stock, to a group of private investors for $1,350,000 less transaction costs of approximately $220,419. The first funds, totaling $600,000, were received in January and the balance of $750,000 was received on July 2, 2003. The notes bore interest at 7% per year. The first notes were due and payable January 7, 2005 and the second notes were due and payable July 7, 2005. Interest was payable quarterly. The notes were secured by substantially all of the Company's assets and contain certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders' option, the notes were convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price was 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date. The conversion price defaults to 60% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date in the event of default. On May 8, 2003, the Company signed an amendment to the agreement that prevented the conversion price from defaulting to 60%. In the agreement, the conversion price declines to 70% of the average of the three lowest daily trading prices of the Company's common stock if the price of the stock climbs over $0.50. The Series H warrant price is currently $0.25. No warrants had been exercised through June 30, 2003. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. On May 30, 2003, the price of the Company's stock rose above $0.50. In accordance with the agreement, the discount percentage changed from 76% to 70%. This change increased the discount on the debt that the Company recorded for the Series H convertible notes by $67,669. By October 2, 2003, all of the Series H notes had been converted into a total of 3,183,358 shares of common stock and total interest of $32,914 had been converted into 83,227 shares of common stock. The Series H warrant price is currently $0.25. As of December 31, 2003, 550,000 warrants had been exercised and 550,000 warrants remain outstanding.

On December 1, 2003, the Company sold 2,994,964 shares of its common stock to a group of private institutional investors for approximately $2,550,000, or $0.85 per share. As part of this transaction, the investors in the private offering received warrants which allow the investors to purchase approximately 900,000 shares of the Company's common stock at a price of $1.32 per share at any time prior to December 1, 2006.

On October 8, 2002, the Company signed an agreement with Covance AG (Covance), a Swiss Corporation. Pursuant to the agreement, amounts owed to Covance totaling $199,928 became a note payable. The note was payable on January 2, 2004. Interest on the note was payable monthly at an annual rate of 8%. During the quarter ended December 31, 2003, the Company paid the outstanding principal balance of $184,330 to Covance plus accrued interest expense of $6,356. During the quarter ended December 31, 2003, interest expense of $2,581 was recorded for the note.

On May 30, 2003, the Company and Eastern Biotech signed an agreement to develop both MULTIKINE and CEL-1000, and their derivatives and improvements, in three Eastern European countries: Greece, Serbia and Croatia. Eastern Biotech also has the exclusive right to sales in these three countries. As part of the agreement, Eastern Biotech gained the right to receive a 1% royalty on the future net sales of these two products and their derivatives and improvements worldwide. Eastern Biotech also purchased 1,100,000 shares of common stock and warrants, which allow the holder to purchase up to 1,100,000 shares of the Company's common stock at a price equal to $0.47. The Company received proceeds of $500,000 for these shares and warrants. Because the Company did not register these shares prior to September 30, 2003, the royalty percentage increased to 2%. If Eastern Biotech does not meet certain clinical development milestones within one year, it will lose the right to sell both products in these three countries. As of December 31, 2003 no clinical trials have been started by Eastern Biotech.

There have been no material changes to the contractual obligations discussed in the Company's September 30, 2003 Form 10K other than those changes in notes payable, convertible debt and interest and dividends discussed above in this section.

Results of Operations

"Grant revenues and other" increased during the three months ended December 31, 2003 due to the four grants received during fiscal year 2003. The Company received two grants in April 2003, one grant in May 2003, and one grant in September 2003. The first grant, totaling $1,100,000, was awarded by the United States government to Northeastern Ohio Universities College of Medicine and the Company. The second grant, announced in April 2003 was in the amount of $134,000. The third grant was announced May 2003 in the amount $162,000. The fourth grant, awarded in September 2003 was for $104,000. Research and development expenses declined due to 1) the reversal of a disputed payable of $54,859 and 2) a decrease in expenses for clinical trials. The Company completed its MULTIKINE clinical trial in Hungary during the three months ended December 31, 2002 and the Company did not have a comparable expense during the quarter ended December 31, 2003. General and administrative expenses declined due to lower costs for public relations and travel expenses. Interest income during the three months ended December 31, 2003 was less than it was during the three months ended December 31, 2002 as a result of the lower interest rates on interest bearing accounts. Interest expense decreased significantly as a result of the conversion of the remaining convertible debt on October 2, 2003. Interest expense for the three months ended December 31, 2003 and December 31, 2002 is primarily a noncash item incurred to account for interest and amortization of the discounts and deferred financing costs related to the convertible debt, the note payable to Covance AG and the convertible debt payable to Cambrex Biosciences, Inc.

Research and Development Expenses

      During the three months ended December 31, 2003 and 2002 the Company's research and development efforts involved MULTIKINE and L.E.A.P.S.. The table below shows the research and development expenses associated with each project during these three month periods.

                              Three Months Ended December 31,
                                 2003              2002

      MULTIKINE               $281,693          $446,576
      L.E.A.P.S.                86,655            64,731
                            ----------          --------
             TOTAL            $368,348          $511,307

      The Company believes that it has compiled sufficient data and clinical information to justify a phase III clinical trial which would be designed to prove the clinical benefit from MULTIKINE as an addition to established anti-cancer therapies. It is the Company's intention to meet with FDA in 2004 to discuss such a trial. The Company is unable to estimate the future costs of research and clinical trials involving MULTIKINE since the Company has not yet met with the FDA to discuss the design of future clinical trials and until the scope of these trials is known, the Company will not be able to price any future trials with clinical trial organizations.

      As of January 31, 2004 the Company was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. As with MULTIKINE, the Company does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology. Consequently, the Company cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects.

      Clinical and other studies necessary to obtain regulatory approval of a new drug involve significant costs and require several years to complete. The extent of the Company's clinical trials and research programs are primarily based upon the amount of capital available to the Company and the extent to which the Company has received regulatory approvals for clinical trials. The inability of the Company to conduct clinical trials or research, whether due to a lack of capital or regulatory approval, will prevent the Company from completing the studies and research required to obtain regulatory approval for any products which the Company is developing. Without regulatory approval, the Company will be unable to sell any of its products.

      Since all of the Company's projects are under development, the Company cannot predict when it will be able to generate any revenue from the sale of any of its products.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities", (FIN46). FIN 46 provides guidance on the consolidation of certain entities in which equity investors do not have the characteristics of a controlling financial interest. Such entities are referred to as variable interest entities. FIN 46 was effective immediately for variable interest entities created or acquired after January 31, 2003 and was effective July 1, 2003 for variable interest entities created or acquired on or before January 31, 2003. In October 2003, the FASB issued Staff Position FIN 46.6, which extended the effective date of FIN 46 for variable interest entities acquired before February 1, 2003 to the first interim or annual period ending after December 15, 2003. The Company adopted FIN 46 and the implementation did not have a material effect on the Company's financial position, results of operations or cash flows.

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

Comprehensive Loss - SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive net income or loss and its components in stockholders' equity. SFAS 130 requires the components of other comprehensive income or loss such as changes in the fair value of available-for-sale securities and foreign translation adjustments to be added to net income or loss to arrive at comprehensive income or loss. Other comprehensive income or loss items have no impact on the Company's net loss as presented on the statement of operations. During the three months ended December 31, 2003 and 2002, there were no components of comprehensive loss other than net loss and the statement of comprehensive loss has been omitted.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. The Company has no derivative financial instruments and holds no debt or equity securities. Additionally, the Company is not exposed to interest rate risks due to the fact the Company has no outstanding debt as of December 31, 2003. Further, there is no exposure to risks associated with foreign exchange rate changes because none of the operations of the Company are transacted in a foreign currency. The interest rate risk in investments is considered immaterial due to the fact that there are no investments held at December 31, 2003.

Item 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a(c) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended. Based upon his evaluation, the Chief Executive Officer and Principal Financial Officer has concluded that the Company's disclosure controls and procedures are effective as of December 31, 2003 to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the quarter ended December 31, 2003 there were no significant changes in the Company's internal controls, or in other factors which could significantly affect these controls, since the date the controls were evaluated. There were no significant deficiencies or material weaknesses and, therefore, no corrective actions were taken.

                                     PART II


Item 2.     Changes in Securities and Use of Proceeds

During the three months ended December 31, 2003, the Company issued 145,659 shares of its common stock to officers, directors and employees in lieu of salaries. The issuance of these securities was exempt under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. At the time of issuance, the persons who acquired these securities were all fully informed and advised about matters concerning the Company, including the Company's business, financial affairs and other matters. The shareholders acquired the securities for their own account. The shares acquired by the shareholders were "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission. No underwriters were involved with the issuance of these securities.


Item 6.

      (a)    Exhibits

Number      Exhibit
------      -------

31          Rule 13a-14(a) Certifications

32          Section 1350 Certifications

      (b)   Reports on Form 8-K

On December 3, 2003 the Company filed a report on Form 8-K which disclosed the sale of 2,994,964 shares of common stock, plus warrants for the purchase of an additional 900,000 shares, to a group of private investors for $2,550,000.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CEL-SCI CORPORATION

                                          /s/ Geert Kersten
Date: February 12, 2004                   ----------------------------
                                          Geert Kersten
                                          Chief Executive Officer*



*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer