Form 10-K/A
period 2003-09-30
CEL SCI CORP
filed 2004-03-05
CIK 725363

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

Commission file number 1-11889

                               CEL-SCI CORPORATION
                       ---------------------------------
             (Exact name of registrant as specified in its charter)

           COLORADO                                          84-0916344
----------------------------                            --------------------
(State or other jurisdiction of                         (I.R.S.Employer
 incorporation or organization)                         Identification No.)

                           8229 Boone Blvd., Suite 802
                             Vienna, Virginia 22182
                       ----------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (703) 506-9460

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                            ------------------------
                                (Title of Class)

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

     The data demonstrates that treatment with MULTIKINE rendered a high proportion of the tumor cell population highly susceptible to radiation therapy. This finding represents a major advance in the treatment of cancer since, under current standard therapy, only about 10% of the cancer cells are thought to be susceptible to radiation therapy at any one point in time.

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

     Follow-up data for the first 8 patients sequentially treated with MULTIKINE at one center in the Hungarian study indicated no recurrence of cancer 24 months after treatment. This contrasts with the scientific literature, which reports that cancer will recur in up to 50% of primary head and neck cancer patients within 18 to 24 months after surgery and/or radiation therapy. Data on the remaining patients is not available because follow-up was outside of the scope of the protocol which ended at surgery, and a follow-up study for the complete trial is not possible at this time since some to the patients were treated less than 24 months ago. CEL-SCI considers this data to be positive and plans to prove the clinical benefit of MULTIKINE in Phase III clinical trials.

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

     CEL-SCI received two grants in April 2003, one grant in May 2003, and one grant in September 2003 from the National Institutes of Health. The first grant totaling $1,100,000 was awarded to Northeastern Ohio Universities College of Medicine (NEOUCOM) with CEL-SCI as a subcontractor. The grant is for a period of three years and is intended to support the development of CEL-SCI's new compound, CEL-1000, as a possible treatment for viral encephalitis, a potentially lethal inflammation of the brain. The grant was awarded following a peer review process and will fund pre-clinical studies leading up to toxicology studies. The second grant, totaling $134,000 and awarded to CEL-SCI with Johns Hopkins Medical Institutions as a subcontractor, is a Phase I Small Business Innovation Research (SBIR) grant for the further development of a potential treatment for autoimmune myocarditis, a heart disease. The third grant, announced on May 7, 2003 for $162,000 was awarded to CEL-SCI with NEOUCOM as a sub-contractor, and is a Phase I SBIR grant for the further development of CEL-1000 against Herpes Simplex. The fourth grant, totaling $104,000 was awarded to CEL-SCI with the University of Nebraska as a sub-contractor, and is a Phase I SBIR grant from the NIAID, NIH, for the development of CEL-1000 as a potential therapeutic and prophylactic agent against vaccinia and smallpox infections as a single agent and as an adjuvant for vaccinia vaccines. Vaccinia is the virus used in the smallpox vaccine.

     As of February 27, 2004 approximately $1,050,000 remained from these four grants. As of February 27, 2004 CEL-SCI had received approximately $287,000 from these grants. The remaining funds will be spent over the next two years.

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

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of November 30, 2003 there were approximately 2,637 record holders of CEL-SCI's common stock. CEL-SCI's common stock is traded on the American Stock Exchange under the symbol "CVM". Set forth below are the range of high and low quotations for CEL-SCI's common stock for the periods indicated as reported on the American Stock Exchange. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

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

Potential Issuance of Additional Shares

     The following table lists additional shares of CEL-SCI's common stock which, as of February 27, 2004, may be issued as the result of the exercise of outstanding options or warrants issued by CEL-SCI and pursuant to an equity line of credit agreement:

                                                       Number of        Note
                                                        Shares       Reference

   Shares issuable upon exercise of warrants           3,886,188          A
   held by private investors

                                                       Number of        Note
                                                        Shares       Reference

   Shares issuable pursuant to equity line of credit    Unknown          B

   Shares issuable upon exercise of equity line
      warrants                                          395,726          B


   Shares issuable upon exercise of options and      10,553,514          C
   warrants granted to CEL-SCI's officers,
   directors, employees, consultants, and third parties

   Shares issuable upon exercise of options             200,000          D
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

                                                 For the Years Ended September 30,
                                --------------------------------------------------------------------
                                  2003           2002           2001           2000            1999
                                -------        -------        -------        -------         -------

Grant Revenue and Other:        $318,204      $ 384,939     $  293,871      $  40,540      $  66,687
                               ---------      ---------     ----------      ---------      ---------
Operating Expenses:
  Research and Development     1,915,501      4,699,909      7,762,213      5,186,065      4,662,226
  Depreciation and
     Amortization                199,117        226,514        209,121        220,994        268,210
  General and Adminis-
     trative                   2,287,019      1,754,332      3,432,437      3,513,889      3,029,807
Interest Income                  (52,502)       (85,322)      (376,221)      (402,011)      (402,831)
Interest Expense               2,340,667      2,131,750             --             --             --
                              ----------     ----------     ----------     ----------     ----------
Net Loss                     $(6,371,498)   $(8,342,244)  $(10,733,679)   $(8,478,397)   $(7,490,725)
Net loss attributable to
  common stock holders       $(6,480,319)   $(9,989,988)  $(11,104,251)   $(8,478,397)   $(7,490,725)
                             ===========    ===========   ============    ===========    ===========
Net loss per common share
   (basic and diluted)$            (0.13)   $     (0.35)  $      (0.51)   $     (0.44)   $     (0.52)
                             ===========    ===========   ============    ===========    ===========
Weighted average common
   shares outstanding         50,961,457     28,746,341     21,824,273     19,259,190     14,484,352
                             ===========    ===========   ============    ===========    ===========




Balance Sheet Data:                                 September 30,
                             ------------------------------------------------------------
                               2003          2002         2001       2000          1999
                             -------       -------     --------    -------       -------

Working Capital            $  531,742    $  690,804   $2,801,299  $11,725,940   $6,152,715
Total Assets                2,915,206     3,771,258    4,508,920   13,808,882    7,559,772
Convertible Debt *             32,882       639,288           --           --           --
Note Payable - Covance *      184,330            --           --           --           --
Note Payable - Cambrex *      656,076     1,135,017           --           --           --
Total Liabilities           1,690,100     2,709,087      507,727      847,423      461,586
Stockholders' Equity        1,225,106     1,062,171    4,001,193   12,961,459    7,098,186


*  Included in total liabilities

No dividends have been declared on CEL-SCI's common stock.

     CEL-SCI's net losses for each fiscal quarter during the two years ended September 30, 2003 were:

                                                  Net Loss
      Quarter                  Net Loss           per Share
      -------                  --------           ---------

      12-31-01              $(2,920,620)          $(0.16)
      03-31-02               $(1,937,912)         $(0.10)
      06-30-02               $(2,111,479)         $(0.08)
      09-30-02               $(1,372,233)         $(0.05)
      12-31-02              $(1,682,865)          $(0.04)
      03-31-03              $(1,032,181)          $(0.02)
      06-30-03              $(1,762,564)          $(0.03)
      09-30-03              $(1,893,888)          $(0.03)


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

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

Fiscal 2002

     Grant revenue and other is primarily grant money received in payment of some research and development expenses. Research and development expenses in fiscal year 2002 declined significantly because CEL-SCI completed its current production of MULTIKINE(R) during the first quarter. This supply will be used in future clinical trials. During the fiscal year, CEL-SCI instituted a cost reduction program and reduced its workforce significantly. Hence, both research and development costs and general and administrative costs declined from the previous fiscal years. General and administrative expenses also declined due to the reversal of compensation charges of $593,472 resulting from a decline in the intrinsic value of options re-priced to employees. In July 2001, CEL-SCI repriced 1,298,098 options collectively held by thirteen officers, directors and employees. All options which had an exercise price over $2.00 per share were adjusted to an exercise price of $1.05 per share. The expiration dates of the repriced options remained the same. The option exercise price of $1.05 was equal to the market price of CEL-SCI's common stock on the date of the repricing. As the options were repriced and therefore variable accounting was required, subsequent increases in the stock price resulted in a compensation charge of $593,472 in fiscal year 2001. The compensation charge of $593,472 was reversed in fiscal year 2001 since CEL-SCI's stock price was below the exercise price of the repriced options by the end of March 2002. Interest income during the year ended September 30, 2002 reflects interest accrued and received on certificates of deposit. Because CEL-SCI issued Series F and Series G convertible notes during fiscal year 2002, there is a significant charge to interest expense during the year for the expensing of the discount on the notes and the deferred financing costs incurred for the issuance of these notes. This discount relates primarily to the value of the warrants received in the offering and the value of the beneficial conversion feature of the notes.

Research and Development Expenses

     During the five years ended September 30, 2003 CEL-SCI's research and development efforts involved MULTIKINE, L.E.A.P.S. and an AIDS vaccine. The table below shows the research and development expenses associated with each project during this five-year period.


                        2003         2002        2001       2000         1999
                      -------      -------     -------    -------       -------

MULTIKINE           1,653,904     4,405,678   7,365,305   4,106,752   2,861,600
L.E.A.P.S.            261,597       244,769     280,766     453,061     357,731
AIDS Vaccine               --        43,462      94,642     602,252   1,418,895
Other                      --         6,000      21,500      24,000      24,000
                   ----------     ---------   ---------   ---------   ---------
       TOTAL       $1,915,501    $4,699,909  $7,762,213  $5,186,065  $4,662,226
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

     MULTIKINE has an FDA approved shelf life of two years. Consequently, MULTIKINE can only be used for two years after it is manufactured. Since the last batch of MULTIKINE was manufactured over two years ago, CEL-SCI does not currently have any MULTIKINE available for future clinical studies. As a result, CEL-SCI will be required to manufacture additional quantities of MULTIKINE for future research and clinical studies. CEL-SCI anticipates that the MULTIKINE needed for its planned Phase III clinical trial will be manufactured in several batches over a two to three year period at a cost of between $4 to $5 million. CEL-SCI's last batch of MULTIKINE was used during the fall of 2002.

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

     Other than funding operating losses, funding its research and development program, and paying its liabilities, CEL-SCI does not have any material capital commitments. Material future liabilities as of September 30, 2003 are as follows:

Contractual Obligations:                   Years  Ending September 30,
                             Total            2004         2005         2006
Notes Payable
   Cambrex                  $686,992      $ 686,992    $      --    $      --
   Covance                   184,330        184,330           --           --
Convertible Debt             100,000        100,000           --           --
Leases                        93,910         93,910           --           --
Interest and Dividends        55,011         55,011           --           --
Employment Contracts       1,625,373        733,585      552,083      339,703
                           ---------      ---------    ---------     --------
                          $2,745,616    $ 1,853,828    $ 552,083     $339,703
                          ==========    ===========    =========     ========

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

     As of December 31, 2003 CEL-SCI had not requested any drawdowns on the equity line of credit.

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

                                                      All
                                                     Other                             Other
                                                    Annual     Restric-                 Com-
                                                    Compen-    ted Stock    Options     pensa-
Name and Princi-       Fiscal    Salary     Bonus   sation      Awards      Granted      tion
 pal Position           Year      (1)        (2)      (3)        (4)          (5)         (6)
                      --------   ------     -----   -------     --------    -------     --------

Maximilian de Clara,    2003    $363,000      --    $65,121           --     574,999    $72,600
President               2002    $363,000      --    $46,079    $  89,334      75,000         --
                        2001    $357,167      --    $52,186    $ 262,000      95,000    $    64


Geert R. Kersten,       2003    $354,087      --    $12,558    $   9,244   1,890,000    $71,068
Chief Executive         2002    $346,324      --    $15,044    $  10,929     105,000         --
Officer and             2001    $265,175      --    $10,462    $   8,313     655,000     $4,114
Treasurer

Patricia B. Prichep     2003    $147,904      --    $ 3,000    $   4,902     580,000         --
Senior Vice President   2002    $140,464      --    $ 3,000    $   5,597      90,500         --
of Operations and       2001    $104,505      --    $ 3,000    $   6,270     260,000   $     63
Secretary

Eyal Talor, Ph.D.       2003    $191,574      --    $ 3,000    $   4,950     374,166         --
Senior Vice President   2002    $187,075      --    $ 3,000    $   5,702     85,000          --
of Research and         2001     157,420      --    $ 3,000    $   9,269    200,000   $      63
Manufacturing

Daniel Zimmerman, Ph.D, 2003    $147,000      --    $ 3,000    $   5,005    392,000         --
Senior Vice President   2002    $143,583      --    $ 3,000    $   5,763     91,000         --
of Cellular Immunology  2001    $117,145      --    $ 3,000    $   6,962    175,000   $     64


(1) The dollar value of base salary (cash and non-cash) received. During the year ended September 30, 2003, $701,397 of the total salaries paid to the persons shown in the table were paid in restricted shares of CEL-SCI's common stock.

     Information concerning the issuance of these restricted shares is shown in the following table:

        Date Shares              Number of              Price
        Were Issued            Shares Issued         Per Share
        -----------            -------------         ---------

       November 8, 2002          660,636                $0.20
       March 27, 2003            690,636                $0.20

       April 30, 2003            299,139                $0.21
       April 30, 2003          2,394,462                $0.15
       July 21, 2003              95,578                $0.65

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

     As of September 30, 2003, the number of shares of CEL-SCI's common stock, owned by the officers included in the table above, and the value of such shares at such date, based upon the market price of CEL-SCI's common stock were:

      Name                          Shares            Value
      ---------                    -------          --------

      Maximilian de Clara        1,782,295        $1,657,534
      Geert R. Kersten           2,345,993        $2,181,773
      Patricia B. Prichep          471,479        $  438,475
      Eyal Talor, Ph.D.            474,615        $  441,392
      Daniel Zimmerman, Ph.D.      438,776        $  408,062

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

                Options Granted During Fiscal Year Ended September 30, 2003

                                                                             Potential Realizable
                                    % of Total                                 Value at Assumed
                                      Options                                Annual Rates of Stock
                                    Granted to        Exercise                 Price Appreciation
                         Options    Employees in      Price Per   Expiration   for Option Term (1)
 Name                    Granted   (#) Fiscal Year     Share         Date         5%          10%
------------------      --------    -------------     ---------   ----------   ------        ------

Maximilian de Clara      574,999        11.20%          0.22        4/1/13     $63,302      $126,604

Geert R. Kersten       1,890,000        36.83%          0.22        4/1/13    $208,071      $416,142

Patricia B. Prichep      580,000        11.30%          0.22        4/1/13     $63,852      $127,705

Eyal Talor, Ph.D.        374,166         7.33%          0.22        4/1/13     $41,412       $82,825

Daniel Zimmerman, Ph.D.  392,000         7.64%          0.22        4/1/13     $43,155       $86,311



(1) The potential realizable value of the options shown in the table assuming the market price of CEL-SCI's Common Stock appreciates in value from the date of the grant to the end of the option term at 5% or 10%.

                        Option Exercises and Year-End Option Values

                                                                Value (in $) of
                                                                  Unexercised
                                                Number of       In-the-Money
                                               Unexercised    Options at Fiscal
                     Shares                    Options (3)        Year-End (4)
                   Acquired On    Value       Exercisable/       Exercisable/
Name               Exercise (1) Realized (2)  Unexercisable     Unexercisable
----------         -----------   -----------  ------------      -------------

Maximilian de Clara     --         --       504,999/ 644,999  $ 9,750/$  427,749
Geert R. Kersten        --         --    1,800,000/1,980,000  $13,650/$1,369,200
Patricia Prichep        --         --      511,334/  648,666  $11,365/$  434,530
Eyal Talor                                 309,167/  439,165  $10,000/$  285,658
Daniel Zimmerman        --         --      324,668/  459,332  $15,330/$  308,980


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

                            Total         Shares
                           Shares      Reserved for    Shares       Remaining
                          Reserved     Outstanding   Issued as    Options/Shares
Name of Plan             Under Plans     Options    Stock Bonus    Under Plans
--------------           -----------    ----------  -----------   -------------

Incentive Stock Option
 Plans                     4,100,000     3,801,100          N/A        212,315

Non-Qualified Stock
 Option Plans              7,760,000     6,453,973          N/A        151,899

Stock Bonus Plans          1,940,000           N/A    1,225,036        714,964

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

                                                           Number of Securities
                                                            Remaining Available
                            Number                          For Future Issuance
                        of Securities                          Under Equity
                        to be Issued    Weighted-Average     Compensation Plans,
                       Upon Exercise    Exercise Price of   Excluding Securities
                       of Outstanding    of Outstanding     Reflected in Column
Plan category           Options  (a)       Options                 (a)
-------------------    ---------------   ---------------    -------------------

Incentive Stock Option
   Plans                  3,801,100          $0.68                212,315
Non-Qualified Stock
 Option Plans             6,453,973          $0.74                151,899
                         ----------          -----                -------
                         10,255,073          $0.72                364,214
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

Name and Address                   Number of Shares (1)   Percent of Class (3)
-------------------                -------------------    --------------------

Maximilian de Clara                      2,238,044                3.6%
Bergstrasse 79
6078 Lungern,
Obwalden, Switzerland

Geert R. Kersten                         4,192,911 (2)            6.6%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Patricia B. Prichep                      1,016,549                1.6%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Eyal Talor, Ph.D.                          723,601                1.2%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Daniel H. Zimmerman, Ph.D.                 744,860                1.2%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Alexander G. Esterhazy                      55,000                   *
20 Chemin du Pre-Poiset
CH- 1253 Vandoeuvres
Geneve, Switzerland

C. Richard Kinsolving                      119,090                   *
P.O. Box 20193
Bradenton, FL 34204-0193

Peter R. Young, Ph.D.                       47,518                   *
1904 Canterbury Drive
Westover Hills, TX 76107

All Officers and Directors               9,137,573               13.9%
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

(c) Amended Articles                   Filed as Exhibit 3(c) to CEL-SCI's
    (Name change only)                 Registration Statement on Form S-1
                                       Registration  Statement  (No. 33-34878).

 (d) Bylaws                            Incorporated by reference to Exhibit 3(b)
                                       of CEL-SCI's Registration Statement on
                                       Form  S-1, Registration Nos. 2-85547-D
                                       and 33-7531.

(a)  Specimen copy of Stock            Incorporated by reference to Exhibit 4(a)
     Certificate                       of CEL-SCI's Registration Statement on
                                       Form S-1 Registration Nos. 2-85547-D and
                                       33-7531.

(b)  Designation of Series E           Incorporated by reference to Exhibit 4 to
     Preferred Stock                   report on Form 8-K dated August 21, 2001.

10(d) Employment Agreement with      Incorporated by reference to Exhibit 10(d
      Maximilian de Clara            to CEL-SCI's Registration Statement on Form
                                     S-1 (Commission File #333-102639).

10(e) Employment Agreement with      Incorporated by reference to Exhibit 10(e)
      Geert Kersten                  to CEL-SCI's Registration Statement on Form
                                     S-3 (Commission File #106879).

10(q) Common Stock Purchase          Incorporated by reference to Exhibit 10(q)
      Agreement with Rubicon         to CEL-SCI's Registration statement on Form
      Group Ltd.                      S-1 (Commission File No. 333-109070).

10(r) Stock Purchase Warrant issued  Incorporated by reference to Exhibit 10(r)
      to Rubicon Group Ltd.          to CEL-SCI's Registration statement on Form
                                     S-1 (Commission File No. 333-109070).

10(s) Securities Exchange Agreement    Incorporated by reference to Exhibit 10.1
     (together with Schedule required  to report on Form 8-K dated August 21,
      by Instruction 2 to Item 601     2001.
      Regulation S-K)

10(t) Form of Series E Warrant      Incorporated by reference to Exhibit 10.2
                                    to report on Form 8-K dated August 21, 2001.

10(u) Form of Secondary Warrant     Incorporated  by  reference  to Exhibit 10.3
                                    to report on Form 8-K dated August 21, 2001.

10(v) Note and Warrant Purchase      Incorporated  by reference to Exhibit 10(v)
      Agreement (together with       to CEL-SCI's Registration Statement on
      Schedule required by           Form S-3 (Commission File Number 333-76396)
      Instruction 2 to Item
      601 Regulation S-K)p
      pertaining to notes sold
      in December 2001 and January 2002


10(vi) Note and Warrant Purchase      Incorporated by reference to Exhibit (vi)
       Agreement (together with       to CEL-SCI's Registration statement on
       Schedule required by           Form S-3 (Commission File No. 333-97171)
       Instruction 2 to Item 601
       Regulation S-K) pertaining
       to Series G notes and warrants

10(vii) Note and Warrant Purchase        Incorporated by reference to Exhibit 10
       Agreement (together with          to CEL-SCI's report on Form 8-K dated
       Schedule required by Instruction  January 14, 2003.
       2 to Item 601 Regulation S-K)
       pertaining to Series H notes and
       warrants

10(w) Master Production Agreement between                 *
      Company and Bio Science Contract        --------------------------
      Production Corp.

10(x) Distribution and Royalty Agreement   Incorporated by reference to Exhibit
      with Eastern Biotech                 10(x) to Amendment No. 2 to CEL-SCI's
                                           Registration statement on Form S-3
                                           (Commission File No. 333-106879).

10(y) Promissory Note payable to Cambrex Bio              *
      Science, Inc., together with Security   -----------------------
      Agreement and amendments.

10(z) Development, Supply and Distribution                *
      Agreement  between Company and Orient    -----------------------
      Europharma Co., Ltd.

23    Consent of Deloitte & Touche LLP            ___________________

31    Rule 13a-14(a) Certifications               ___________________

32    Section 1350 Certifications                 ___________________


*     Previously filed.

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

                                           ******

                                   SIGNATURES


     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 3rd day of March 2004.

                                     CEL-SCI CORPORATION

                                     By:  /s/ Maximilian de Clara
                                         -------------------------
                                         Maximilian de Clara, President


                                     By: /s/ Geert R. Kersten
                                         -------------------------
                                         Geert R. Kersten, Chief  Executive
                                         and Principal Financial Officer

     Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                Date

/s/ Maximilian de Clara         Director             March 3, 2004
------------------------
Maximilian de Clara


/s/ Geert R. Kersten            Director             March 3, 2004
------------------------
Geert R. Kersten


                                Director
--------------------------
Alexander G. Esterhazy


/s/ C. Richard Kinsolving       Director             March 3, 2004
---------------------------
C. Richard Kinsolving


/s/ Peter R. Young              Director             March 3, 2004
---------------------------
Dr. Peter R. Young

                               CEL-SCI CORPORATION

                                   FORM 10-K/A

                                    EXHIBITS