Form 10-Q
period 2004-03-31
CEL SCI CORP
filed 2004-05-12
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
      (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

                                       OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION



         Colorado                                       84-0916344
---------------------                                ---------------
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

            Yes    X                      No
                -------                      --------

Indicate by check mark whether the Registrant is an accelerated filer (as that term is defined in Exchange Act Rule 12b-2).

             Yes    X                      No
                -------                      --------

         Class of Stock           No. Shares Outstanding            Date
         --------------           ----------------------       ------------
           Common                     71,936,177                May 7, 2004

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1.                                                                 Page
                                                                        ----

      Condensed Consolidated Balance Sheets (unaudited)                   3
      Condensed Consolidated Statements of Operations (unaudited)        4-5
      Condensed Consolidated Statements of Cash Flow (unaudited)         6-8
      Notes to Condensed Consolidated Financial Statements (unaudited)    9

Item 2.
      Management's Discussion and Analysis of Financial Condition        18
        and Results of Operations

Item 3.
      Quantitative and Qualitative Disclosures about Market Risks        23

Item 4.
      Controls and Procedures                                            23

PART II

Item 2.
      Changes in Securities and Use of Proceeds                          24

Item 4.
      Submission of Matters to a Vote of Security Holders               24

Item 6.
      Exhibits and Reports on Form 8-K                                  25

      Signatures                                                        26

Item 1.   FINANCIAL STATEMENTS




                              CEL-SCI CORPORATION

                              -------------------
                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS

                            ------------------------

                                  (unaudited)
 ASSETS
                                                 March 31,        September 30,
                                                   2004               2003
                                               ------------      --------------
 CURRENT ASSETS:
   Cash and cash equivalents                   $ 1,924,687       $  1,753,307
   Interest and other receivables                   50,218             47,051
   Prepaid expenses and laboratory supplies        418,050            357,531
   Deposits                                         14,828             14,828
   Deferred financing costs                             --             16,243
                                               -----------       ------------
       Total current assets                      2,407,783          2,188,960

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation of $2,064,927
        and $2,002,232                             220,369            278,706

 PATENT COSTS- less accumulated
   amortization of  $722,074 and $704,522          425,326            447,540
                                                 ---------           --------
         TOTAL ASSETS                          $ 3,053,478        $ 2,915,206
                                               ===========         ==========
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable                           $   139,406        $   481,985
   Accrued expenses                                 41,444             99,172
   Due to officer/shareholder and employees        299,715            227,115
   Deposits held                                     3,000              3,000
   Deferred rent                                        --              5,540
   Note payable - Cambrex, net of discount              --            656,076
   Note payable - Covance                               --            184,330
                                               -----------        -----------
        Total current liabilities                  483,565          1,657,218

 CONVERTIBLE NOTES, NET                                 --             32,882
                                               -----------        -----------
        Total liabilities                          483,565          1,690,100

 STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; authorized,
    100,000,000 shares; issued and outstanding,
    65,523,908 and 61,166,345 shares at
    March 31, 2004 and September 30, 2003,
    respectively                                   655,239            611,663
   Additional paid-in capital                   90,779,688         87,167,091
   Accumulated deficit                         (88,865,014)       (86,553,648)
                                              -------------       -----------
          Total stockholders' equity             2,569,913          1,225,106
                                              ------------        -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $   3,053,478       $  2,915,206
                                             =============       ============

            See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION

                              -------------------
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS

                       ---------------------------------

                                  (unaudited)
                                                          Six Months
                                                            Ended
                                                          March 31,
                                                    2004                2003
                                                 ---------           ---------
 REVENUES:
   Grant revenue and other                      $ 172,449           $ 135,642
                                               ----------           ---------
 EXPENSES:
   Research and development                       925,038             935,988
   Depreciation and amortization                   95,943              95,933
   General and administrative                   1,355,968           1,180,859
                                              -----------           ---------
       Total Operating Expenses                 2,376,949           2,212,780
                                              -----------          ----------

 NET OPERATING LOSS                            (2,204,500)         (2,077,138)

 INTEREST INCOME                                   19,974              28,950

 INTEREST EXPENSE                                (126,840)           (666,858)
                                              -----------           ---------
 NET LOSS                                      (2,311,366)         (2,715,046)

 ACCRUED DIVIDENDS ON PREFERRED STOCK                  --              (3,921)

 ACCRETION OF BENEFICIAL CONVERSION
 FEATURE ON PREFERRED STOCK                            --             (68,301)
                                              -----------          -----------

 NET LOSS ATTRIBUTABLE TO COMMON
    STOCKHOLDERS                            $  (2,311,366)        $(2,787,268)
                                            =============         ===========

 NET LOSS PER COMMON SHARE (BASIC)          $       (0.04)        $    (0.06)
                                            ==============        ===========

  NET LOSS PER COMMON SHARE (DILUTED)       $       (0.04)        $    (0.06)
                                            ==============        ===========

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                          64,082,658         44,852,886
                                            =============         ==========

            See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION

                              -------------------
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS

                       ---------------------------------

                                  (unaudited)

                                                   Three Months Ended March 31,
                                                     2004               2003
                                                 ----------           --------
 REVENUES:
   Grant revenue and other                      $   99,214             82,687
                                                ----------            --------
 EXPENSES:
   Research and development                        556,690            424,681
   Depreciation and amortization                    48,016             48,507
   General and administrative                      708,528            482,403
                                                ----------           ---------

      Total Operating Expenses                   1,313,234            955,591
                                                ----------           ---------

 NET OPERATING LOSS                             (1,214,020)          (872,904)

 INTEREST INCOME                                     8,747             11,643

 INTEREST EXPENSE                                       --           (170,920)
                                               -----------           --------
 NET LOSS                                       (1,205,273)        (1,032,181)

 ACCRUED DIVIDENDS ON PREFERRED STOCK                   --             (2,004)

 ACCRETION OF BENEFICIAL CONVERSION
 FEATURE ON PREFERRED STOCK                             --             (7,048)
                                               -----------          ----------

 NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS $ (1,205,273)       $(1,041,233)
                                              =============       ===========

 NET LOSS PER COMMON SHARE (BASIC)            $      (0.02)       $     (0.02)
                                              ============        ===========
  NET LOSS PER COMMON SHARE (DILUTED)         $      (0.02)       $     (0.02)
                                              ============        ============
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                           65,330,627         47,737,996
                                              ============        ============

            See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION

                              -------------------
                                    CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOW

                       ---------------------------------

                                  (unaudited)
                                                      Six Months Ended
                                                         March 31,
                                                     2004               2003
                                                  --------            --------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                        $(2,311,366)        $(2,715,046)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                      95,943             95,933
  Issuance of common stock for services             155,909            427,434
  Common stock contributed to 401(k) plan            13,932             22,124
  Amortization of discount on note payable           30,916             37,500
  Amortization of discount associated with
     convertible notes                               67,118            423,012
  Amortization of deferred financing costs           16,243            158,334
  Gain on sale of equipment                              --            (26,463)
  Compensation expense related to variable
     options                                        218,991                 --
  Impairment loss on abandonment of patents          25,720              8,432
  Impairment loss on retired equipment                   --              1,899
  (Increase) decrease in receivables                 (3,167)             7,084
  (Increase) decrease in prepaid expenses           (60,519)            67,494
  Decrease in deferred rent                          (5,540)            (8,456)
  (Decrease) increase in accrued expenses           (55,938)            42,261
  Increase  in amount due to officer/shareholder
     & employees                                     72,600            150,445
  Decrease in accounts payable                     (349,079)           (19,489)
                                                  ----------          ---------
NET CASH USED IN OPERATING ACTIVITIES            (2,088,237)        (1,327,502)
                                                 ----------         -----------
CASH FLOWS (USED IN) PROVIDED BY  INVESTING
ACTIVITIES:
  Purchase of equipment                              (4,358)                --
  Patent costs                                      (30,255)           (30,679)
                                                 ----------          ---------
NET CASH (USED IN) PROVIDED BY INVESTING
ACTIVITIES                                          (34,613)           (30,679)
                                                 -----------         ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES:
  Cash proceeds from issuance of common stock     2,549,970
  Cash proceeds from drawdown on equity line        340,000            395,000
  Cash proceeds from exercise of warrants           291,222             22,950
  Proceeds from short term loan                          --             25,000
  Payments on short term loan                            --            (25,000)
  Payment of Cambrex note                          (686,992)          (164,927)
  Payment of Covance note                          (184,330)                --
  Cash proceeds from exercise of stock options       77,519                 --
  Proceeds from convertible notes                                      600,000
  Transaction costs related to equity line of
     credit and private placement                   (93,159)           (90,910)
                                                 ----------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES         2,294,230            762,113
                                                 ----------           --------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                         171,380           (596,068)

CASH AND CASH EQUIVALENTS:
  Beginning of period                             1,753,307          2,079,276
                                                 ----------         ----------
  End of period                                 $ 1,924,687          1,483,208
                                                ===========         ==========
                                                                   (continued)
            See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION
                              -------------------
                                    CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       ---------------------------------
                                  (unaudited)
                                  (continued)
                                                           Six Months Ended
                                                             March 31,
                                                        2004             2003
                                                     --------           -------
SUPPLEMENTAL INFORMATION ON NONCASH TRANSACTIONS
Accrual of dividends on preferred stock:
Increase in accrued expenses                        $      --       $   3,921
Decrease in additional paid-in capital                     --          (3,921)
                                                    ---------       ----------
                                                    $      --       $      --
                                                    =========       ==========
Common stock issued in lieu of cash dividends:
Decrease in accrued expenses                        $      --       $ (53,692)
Increase in common stock                            $      --       $     496
Increase in additional paid-in capital                     --          53,196
                                                    ---------       ----------
                                                   $       --       $      --
                                                    =========       =========
Conversion of preferred stock into common stock:
Decrease in preferred stock                        $       --       $     (11)
Increase in common stock                                   --           9,206
Decrease in additional paid-in capital                     --          (9,195)
                                                   ----------       ----------
                                                   $       --       $      --
                                                   ==========       =========
Conversion of convertible debt into common stock:
Decrease in convertible notes                        (100,000)       (970,000)
Increase in common stock                                1,794          65,970
Increase in additional paid-in capital                 98,206         904,030
                                                   ----------       ---------
                                                   $       --       $      --
                                                   ==========       =========
Accretion for the beneficial conversion on
preferred stock:
Increase in additional paid-in capital             $       --       $  68,301
Decrease in additional paid-in capital                     --         (68,301)
                                                   ----------       ----------
                                                   $       --       $      --
                                                   ==========       =========
Surrender of deposit and sale of equipment to
reduce note payable:
Decrease in deposits                               $       --       $ 125,000
Decrease in equipment, net                                 --         100,000
Decrease in note payable                                   --        (225,000)
                                                  -----------       ----------
                                                  $        --       $      --
                                                  ===========       =========
Deferred financing costs included in accounts
payable:
Increase in accounts payable                      $        --       $  14,570
Increase in deferred financing costs                       --         (14,570)
                                                  -----------       ---------
                                                  $        --       $      --
                                                  ===========       =========

                                                                      continued

                              CEL-SCI CORPORATION
                              -------------------
                                    CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       ---------------------------------
                                  (unaudited)
                                  (continued)
                                                         Six Months Ended
                                                            March 31,
                                                       2004             2003
                                                     -------           ------
Issuance of convertible debt with warrants and
beneficial conversion:
Decrease in convertible debt                        $      --      $ (600,000)
Increase in additional paid-in capital                     --         600,000
                                                    ---------      ----------
                                                   $       --      $       --
                                                    =========      ==========
Deferred warrant costs on convertible notes:
Increase in deferred financing costs               $       --      $  107,677
Increase in additional paid-in capital                     --        (107,677)
                                                   ----------      ----------
                                                   $       --      $       --
                                                   ==========      ==========
Interest expense paid for with common stock:
Decrease in accrued expenses                       $  (1,789)     $   (10,229)
Increase in common stock                                  32              636
Increase in additional paid-in capital                 1,757            9,593
                                                   ---------      -----------
                                                   $      --      $        --
                                                   ==========      ==========
Patent costs included in accounts payable:
Increase in accounts payable                       $   6,500      $    19,419
Increase in patent costs                              (6,500)         (19,419)
                                                   ----------     -----------
                                                   $      --      $        --
                                                   ==========      ==========
Cashless exercise of warrants:
Increase in common stock                           $   3,698      $        --
Decrease in additional paid-in capital                (3,698)              --
                                                   ----------     -----------
                                                   $      --      $        --
                                                   ==========      ==========

                                                                     concluded
           See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               THREE AND SIX MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (unaudited)



A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying condensed consolidated financial statements of CEL-SCI Corporation and subsidiary (the Company) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on Form 10-K/A for the year ended September 30, 2003.

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of March 31, 2004 and the results of operations for the three- and six-month periods then ended. The condensed consolidated balance sheet as of September 30, 2003 is derived from the September 30, 2003 audited consolidated financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the three- and six-month periods ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

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

     Research and Office Equipment--Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the terms of the lease. Repairs and maintenance are expensed when incurred. During the three and six months ended March 31, 2004 the Company did not retire any equipment. During the three and six months ended March 31, 2003, the Company retired equipment with a net book value of $1,899.

     Research and Development Costs--Research and development (R&D) expenditures are expensed as incurred. The Company has an agreement with Cambrex Bio Science, an unrelated corporation, for the production of MULTIKINE, which is the Company's only product source. All production costs of MULTIKINE are expensed to R&D immediately.

      Research and Development Grant Revenues--The Company's grant arrangements are handled on a reimbursement basis. Grant revenues under the arrangements are recognized as grant revenue when costs are incurred.

      Patents--Patent expenditures are capitalized and amortized using the straight-line method over 17 years. In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the six months ended March 31, 2004 and 2003, the Company recorded patent impairment charges of $25,720 and $8,432 respectively for the net book value of patents abandoned during the period and such amount is included in general and administrative expenses. During the three months ended March 31, 2004 and 2003, the Company recorded patent impairment charges of $-0- and $8,432 respectively. During the next five years, CEL-SCI expects that the amortization of patent expenses will total approximately $240,000.

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

      Comprehensive Loss--SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive net income or loss and its components in stockholders' equity. SFAS 130 requires the components of other comprehensive income or loss such as changes in the fair value of available-for-sale securities and foreign translation adjustments to be added to net income or loss to arrive at comprehensive income or loss. Other comprehensive income or loss items have no impact on the Company's net loss as presented on the statement of operations. During the three and six months ended March 31, 2004 and 2003, there were no components of comprehensive loss other than net loss and the statement of comprehensive loss has been omitted.

      Prepaid Expenses and Laboratory Supplies--The majority of prepaid expenses consist of bulk purchases of laboratory supplies used on a daily basis in the lab and items that will be used for future production. The items in prepaid expenses are expensed when used in production or daily activity as R&D expenses. These items are disposables and consumables and can be used for both the manufacturing of MULTIKINE for clinical studies and in the laboratory for quality control and bioassay use. They can be used in training, testing and daily laboratory activities. Other prepaid expenses are payments for services over a long period and are expensed over the time period for which the service is rendered.

      Deferred Financing Costs--Deferred financing costs are capitalized and expensed over the period the notes are outstanding or on a pro-rata basis as the notes are converted.

     Cash and Cash Equivalents--For purposes of the statements of cash flows, cash and cashequivalents consists principally of unrestricted cash on deposit and short-term money market funds. The Company considers all highly liquid investments with a maturity when purchased of less than three months, and those investments that are readily convertible to known amounts of cash and are so close to maturity that they bear no interest rate risk, to be cash equivalents.

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


                                                    Six Months Ended
                                          March 31, 2004        March 31, 2003
                                          --------------        --------------
      Net loss:
      As reported                           $(2,311,366)          $(2,715,046)
      Deduct: Compensation expense for
      stock-based performance awards
      included in reported net loss,
      net of related tax effects                218,991                    --
      Add:   Total stock-based employee
      compensation expense determined
      under fair-value-based method for
      all awards, net of related tax effects   (772,952)             (573,350)
                                             ----------            ----------
            Pro forma net loss              $(2,865,327)          $(3,288,396)
                                            ============          ============

      Net loss per common share, basic and diluted:

            As reported                     $     (0.04)          $     (0.06)
                                            ===========           ===========
            Pro forma                       $     (0.04)          $     (0.07)
                                            ===========           ===========


                                                  Three Months Ended
                                          March 31, 2004        March 31, 2003
                                          --------------        --------------
      Net loss:
      As reported                           $(1,205,273)          $(1,032,181)
      Deduct: Compensation expense for
      stock-based performance
      awards included in reported net loss,
      net of related tax effects                198,883                    --
      Add:   Total stock-based employee
      compensation expense determined
      under fair-value-based method for
      all awards, net of related tax effects   (566,214)             (289,051)
                                              ----------            ---------

      Pro forma net loss                    $(1,572,604)          $(1,321,232)
                                            ===========           ===========

      Net loss per common share, basic and diluted:

            As reported                      $     (0.02)         $     (0.02)
                                             ===========          ===========
            Pro forma                        $     (0.02)         $     (0.03)
                                             ===========          ===========

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

B.    STOCKHOLDERS' EQUITY

      During the six months ended March 31, 2004 and 2003, the Company issued stock for services to both employees and nonemployees with a fair value of $155,909 and $427,434, respectively. During the three months ended March 31, 2004 and 2003, the Company issued stock for services to both employees and nonemployees with a fair value of $-0- and $267,182, respectively.

      During August 2001, three private investors exchanged shares of the Company's common stock and remaining Series D Warrants, which they owned, for 6,288 shares of the Company's Series E Preferred Stock. These investors also exchanged their Series A and Series C warrants from prior offerings for new Series E warrants. The preferred shares were entitled to receive cumulative annual dividends in an amount equal to $60 per share and have liquidation preferences equal to $1,000 per share. Each Series E Preferred share was convertible into shares of the Company's common stock on the basis of one Series E Preferred share for shares of common stock equal in number to the amount determined by dividing $1,000 by the lesser of $5 or 93% of the average closing bid prices of the Company's common stock for the 5 days prior to the date of each conversion notice. The lowest price at which the Series E Preferred stock was convertible was $1.08. The Series E Preferred stock had no voting rights and was redeemable at the Company's option at a price of 120% plus accrued dividends until August 2003, when the redemption price was fixed at 100% and 39 shares of preferred stock were automatically converted into 47,531 common shares. During the quarter ended December 31, 2002, 1,125 shares of preferred stock were converted into 920,601 shares of common stock. In addition, dividends were converted into an additional 49,558 shares of common stock during the quarter ended December 31, 2002. There were 67 shares of preferred stock outstanding at December 31, 2002. As of August 17, 2003, all shares had been converted and no shares remain outstanding at March 31, 2004. As all shares had been converted prior to the year ended September 30, 2003, there was no accretion of the beneficial conversion feature or accrual of preferred dividends for the three and six months ended March 31, 2004.

C. FINANCING TRANSACTIONS

     In December 2001, the Company sold redeemable convertible notes and Series F warrants, to a group of private investors for proceeds of $1,600,000, less transaction costs of $276,410. The notes bore interest at 7% per year and were due and payable December 31, 2003. The notes were secured by substantially all of the Company's assets and contained certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. The notes were convertible into shares of the Company's common stock at the holder's option determinable by dividing each $1,000 of note principal by 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the twenty trading days immediately prior to the closing date. In addition, the notes were required to be redeemed by the Company at 130% upon certain occurrences. As of November 30, 2002, all of the notes were converted into 6,592,461 shares of common stock. The Series F warrants allowed the holders to purchase up to 960,000 shares of the Company's common stock at a price equal to 110% of the closing price per share at any time prior to the date which is seven years after the closing of the transaction. The warrant price was adjustable if the Company sells any additional shares of its common stock or convertible securities for less than fair market value or at an amount lower than the exercise price of the Series F warrants. The warrant price was adjusted every three months to an amount equal to 110% of the conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. The last adjustment to the warrant price was on October 17, 2002, when the warrant price was reduced to $0.153. During the six months ended March 31, 2004, the remaining 420,000 warrants were exercised for stock in a cashless transaction that resulted in the issuance of 369,796 shares of common stock.

      In July and September 2002, the Company sold convertible notes, plus Series G warrants, to a group of private investors for $1,300,000 less transaction costs of $177,370. The notes bore interest at 7% per year and were due and payable September 9, 2004. Interest was payable quarterly beginning October 1, 2002. The notes were secured by substantially all of the Company's assets and contained certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders' option the notes were convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price was 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date. If the Company sold any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price would have been lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. As of the year ended September 30, 2003, all of the notes had been converted into 8,354,198 shares of common stock. In addition, all of the discount associated with the notes had been amortized to interest expense. Interest totaling $21,472 was converted into 109,428 shares of common stock during the year ended September 30, 2003. The Series G warrants allow the holders to purchase up to 900,000 shares of the Company's common stock at a price equal to 110% of the conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. The warrant price was $0.145 as of March 31, 2004. As of March 31, 2004, 450,000 warrants had been exercised and 450,000 warrants remain outstanding.

     In January 2003, the Company sold convertible notes, plus Series H warrants to purchase 1,100,000 shares of common stock, to a group of private investors for $1,350,000 less transaction costs of approximately $220,419. The first funds, totaling $600,000, were received in January 2003 and the balance of $750,000 was received on July 2, 2003. The notes bore interest at 7% per year. The first notes were due and payable January 7, 2005 and the second notes were due and payable July 7, 2005. Interest was payable quarterly. The notes were secured by substantially all of the Company's assets and contain certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders' option the notes were convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price defaulted to 60% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date in the event of default. On May 8, 2003, the Company signed an amendment to the agreement that prevented the conversion price from defaulting to 60%. In the agreement, the conversion price declines to 70% of the average of the three lowest daily trading prices of the Company's common stock if the price of the stock climbs over $0.50. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. On May 30, 2003, the price of the Company's stock rose above $0.50. In accordance with the agreement, the discount percentage changed from 76% to 70%. This change increased the discount on the debt that the Company recorded for the Series H convertible notes by $67,669. As of October 2, 2003, all of the Series H notes had been converted into a total of 3,183,358 shares of common stock and total interest of $32,914 had been converted into 83,227 shares of common stock. The Series H warrant price was $0.25 as of March 31, 2004. As of March 31, 2004, 550,000 warrants had been exercised and 550,000 warrants remain outstanding.

     In June 2000,  the  Company  entered  into an  agreement  with  Cambrex Bio
     Science, Inc. ("Cambrex") whereby Cambrex agreed to provide the Company with a facility which allows the Company to manufacture Multikine in accordance with the Good Manufacturing Practices regulations of the FDA for periodic manufacturing campaigns. Company personnel will staff this facility. This agreement runs until December 31, 2006. On November 15, 2001, the Company signed an agreement for a manufacturing campaign with Cambrex in which Cambrex provided manufacturing space and support to the Company during November and December 2001 and January 2002. In exchange, the Company signed a note, payable on January 2, 2003, with Cambrex to pay a total of $1,172,517. Unpaid principal began accruing interest on November 16, 2002 and carried an interest rate of the Prime Rate plus 3%. This note was later extended to January 2, 2004. There were also conversion features allowing Cambrex to convert either all or part of the note into shares of the Company's common stock. The principal balance of the note and any accrued interest were convertible into common stock at 90% of the average of the closing prices of the common stock for the three trading days immediately prior to the conversion date subject to a floor of $0.22 per share. A beneficial conversion cost of $106,716 was recorded during the year ended September 30, 2003 for the difference between the conversion price of the stock and the market price of the stock. The balance of the beneficial conversion cost was expensed to interest expense on the date the note was paid. During the six months ended March 31, 2004, the Company recorded $9,943 in interest expense related to the note. During the six months ending March 31, 2004, CEL-SCI paid $692,010 of principal plus interest expense of $59,450 to Cambrex, thereby paying off the remaining balance of the note.

      On October 8, 2002, CEL-SCI signed an agreement with Covance AG (Covance), a Swiss Corporation. Pursuant to the agreement, amounts owed to Covance totaling $199,928 became a note payable in June 2003, to be paid by January 2, 2004. Interest on the note was payable monthly at an annual rate of 8%. During the six months ended March 31, 2004, the Company paid the outstanding principal balance of $184,330 to Covance plus accrued interest expense of $6,356. During the six months ended March 31, 2004, interest expense of $2,581 was recorded for the note.

      In September 2003, the Company signed an equity line of credit agreement with Rubicon Group for up to $10,000,000 of funding prior to December 29, 2005. During this twenty-four month period, the Company can request a drawdown under the equity line of credit by selling shares of its common stock to Rubicon Group, who will be obligated to purchase the shares subject to certain volume restrictions. The Company can request a drawdown once every 22 trading days, although the Company is under no obligation to request any drawdowns under the equity line of credit. The minimum amount CEL-SCI can draw down at any one time is $100,000, and the maximum amount CEL-SCI can draw down at any one time will be determined at the time of the drawdown request using a formula contained in the equity line of credit agreement. The Company is restricted from entering into any other equity line of credit arrangement until the earlier of the expiration of the agreement or two years from the date of registration. The Company issued 395,726 warrants to the issuer at a price of $0.83 and the warrants expire September 16, 2008. The warrants were valued using the Black-Scholes valuation method and expenses of $40,600 were recorded to additional paid-in capital as a cost of equity related transaction during the year ended September 30, 2003. Drawdowns totaling $340,000 were made during the three and six months ended March 31, 2004 with associated costs of $4,090. A total of 307,082 shares were issued to Rubicon in exchange for the drawdowns.

D.    PRIVATE PLACEMENT

      On December 1, 2003, the Company sold 2,994,964 shares of its common stock to a group of private institutional investors for approximately $2,550,000, or $0.85 per share. As part of this transaction, the investors in the private offering received warrants which allow the investors to purchase approximately 900,000 shares of the Company's common stock at a price of $1.32 per share at any time prior to December 1, 2006. As of March 31, 2004, all warrants remain outstanding.

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

F.    MARKETING AGREEMENT

      On May 30, 2003, the Company and Eastern Biotech signed an agreement to develop both Multikine and CEL-1000, and their derivatives and improvements, in three Eastern European countries: Greece, Serbia and Croatia. Eastern Biotech also has the exclusive right to sales in these three countries. As part of the agreement, Eastern Biotech gained the right to receive a 1% royalty on the future net sales of these two products and their derivatives and improvements worldwide. Eastern Biotech also purchased 1,100,000 shares of common stock and warrants, which allow the holder to purchase up to 1,100,000 shares of the Company's common stock at a price equal to $0.47. The Company received proceeds of $500,000 for these shares and warrants. Because the Company did not register these shares prior to September 30, 2003, the royalty percentage increased to 2%. If Eastern Biotech does not meet certain clinical development milestones within one year, it will lose the right to sell both products in these three countries. As of March 31, 2004, no clinical trials have been started by Eastern Biotech.

G.    SUBSEQUENT EVENT

      On May 4, 2004, the Company announced the completion of an offering of 6,402,439 shares of registered common stock at $0.82 per share to one institutional investor. This sale resulted in gross proceeds of $5.25 million. The stock was offered pursuant to an existing shelf registration statement and Wachovia Capital Markets, LLC acted as the placement agent for the offering. The Company announced that it intends to use the proceeds of the offering to advance the clinical development of MultikineR for the treatment of cancer.

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

In June 2000, the Company entered into an agreement with Cambrex Bio Science, Inc. ("Cambrex") whereby Cambrex agreed to provide the Company with a facility which allows the Company to manufacture Multikine in accordance with the Good Manufacturing Practices regulations of the FDA for periodic manufacturing campaigns. Company personnel will staff this facility. This agreement runs until December 31, 2006. On November 15, 2001, the Company signed an agreement for a manufacturing campaign with Cambrex in which Cambrex provided manufacturing space and support to the Company during November and December 2001 and January 2002. In exchange, the Company signed a note, payable on January 2, 2003, with Cambrex to pay a total of $1,172,517. Unpaid principal began accruing interest on November 16, 2002 and carried an interest rate of the Prime Rate plus 3%. This note was later extended to January 2, 2004. There were also conversion features allowing Cambrex to convert either all or part of the note into shares of the Company's common stock. The principal balance of the note and any accrued interest were convertible into common stock at 90% of the average of the closing prices of the common stock for the three trading days immediately prior to the conversion date subject to a floor of $0.22 per share. A beneficial conversion cost of $106,716 was recorded during the year for the difference between the conversion price of the stock and the market price of the stock. The balance of the beneficial conversion cost was expensed to interest expense on the date the note was paid. During the six months ended March 31, 2004, the Company recorded $9,943 in interest expense related to the note. During the six months ending March 31, 2004, CEL-SCI paid $692,010 of principal plus interest expense of $59,450 to Cambrex, thereby paying off the remaining balance of the note.

In September 2003, the Company signed an equity line of credit agreement with Rubicon Group for up to $10,000,000 of funding prior to December 29, 2005. During this twenty-four month period, the Company can request a drawdown under the equity line of credit by selling shares of its common stock to Rubicon Group, who will be obligated to purchase the shares subject to certain volume restrictions. The Company can request a drawdown once every 22 trading days, although the Company is under no obligation to request any drawdowns under the equity line of credit. The minimum amount CEL-SCI can draw down at any one time is $100,000, and the maximum amount CEL-SCI can draw down at any one time will be determined at the time of the drawdown request using a formula contained in the equity line of credit agreement. The Company is restricted from entering into any other equity line of credit arrangement until the earlier of the expiration of the agreement or two years from the date of registration. The Company issued 395,726 warrants to the issuer at a price of $0.83 and the warrants expire September 16, 2008. The warrants were valued using the Black-Scholes valuation method and expenses of $40,600 were recorded to additional paid-in capital as a cost of equity related transaction during the year ended September 30, 2003. Drawdowns totaling $340,000 were made during the three and six months ended March 31, 2004 with associated costs of $4,090. A total of 307,082 shares were issued to Rubicon in exchange for the drawdowns.

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

The Series F warrants initially allowed the holders to purchase up to 960,000 shares of the Company's common stock at a price of $0.95 per share at any time prior to December 31, 2008. On January 17, 2002, the warrant exercise price, in accordance with the terms of the warrants, was adjusted to $0.65 per share and later reduced further to $0.153. During the six months ended March 31, 2004, all remaining warrants were exercised.

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

In January 2003, the Company sold convertible notes, plus Series H warrants to purchase 1,100,000 shares of common stock, to a group of private investors for $1,350,000 less transaction costs of approximately $220,419. The first funds, totaling $600,000, were received in January and the balance of $750,000 was received on July 2, 2003. The notes bore interest at 7% per year. The first notes were due and payable January 7, 2005 and the second notes were due and payable July 7, 2005. Interest was payable quarterly. The notes were secured by substantially all of the Company's assets and contain certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders' option, the notes were convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price was 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date. The conversion price defaults to 60% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date in the event of default. On May 8, 2003, the Company signed an amendment to the agreement that prevented the conversion price from defaulting to 60%. In the agreement, the conversion price declines to 70% of the average of the three lowest daily trading prices of the Company's common stock if the price of the stock climbs over $0.50. The Series H warrant price is currently $0.25. No warrants had been exercised through June 30, 2003. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. On May 30, 2003, the price of the Company's stock rose above $0.50. In accordance with the agreement, the discount percentage changed from 76% to 70%. This change increased the discount on the debt that the Company recorded for the Series H convertible notes by $67,669. By October 2, 2003, all of the Series H notes had been converted into a total of 3,183,358 shares of common stock and total interest of $32,914 had been converted into 83,227 shares of common stock. The Series H warrant price is currently $0.25. As of March 31, 2004, 550,000 warrants had been exercised and 550,000 warrants remain outstanding.

On December 1, 2003, the Company sold 2,994,964 shares of its common stock to a group of private institutional investors for approximately $2,550,000, or $0.85 per share. As part of this transaction, the investors in the private offering received warrants which allow the investors to purchase approximately 900,000 shares of the Company's common stock at a price of $1.32 per share at any time prior to December 1, 2006. As of March 31, 2004, all warrants remain outstanding.

On October 8, 2002, the Company signed an agreement with Covance AG (Covance), a Swiss Corporation. Pursuant to the agreement, amounts owed to Covance totaling $199,928 became a note payable. The note was payable on January 2, 2004. Interest on the note was payable monthly at an annual rate of 8%. During the six months ended March 31, 2004, the Company paid the outstanding principal balance of $184,330 to Covance plus accrued interest expense of $6,356. During the six months ended March 31, 2004, interest expense of $2,581 was recorded for the note.

On May 30, 2003, the Company and Eastern Biotech signed an agreement to develop both Multikine and CEL-1000, and their derivatives and improvements, in three Eastern European countries: Greece, Serbia and Croatia. Eastern Biotech also has the exclusive right to sales in these three countries. As part of the agreement, Eastern Biotech gained the right to receive a 1% royalty on the future net sales of these two products and their derivatives and improvements worldwide. Eastern Biotech also purchased 1,100,000 shares of common stock and warrants, which allow the holder to purchase up to 1,100,000 shares of the Company's common stock at a price equal to $0.47. The Company received proceeds of $500,000 for these shares and warrants. Because the Company did not register these shares prior to September 30, 2003, the royalty percentage increased to 2%. If Eastern Biotech does not meet certain clinical development milestones within one year, it will lose the right to sell both products in these three countries. As of March 31, 2004 no clinical trials have been started by Eastern Biotech.

There have been no material changes to the contractual obligations discussed in the Company's September 30, 2003 Form 10K/A other than those changes in notes payable, convertible debt and interest and dividends discussed above in this section.

Results of Operations

"Grant revenues and other" increased by $16,527 and $36,807 during the three and six months ended March 31, 2004, respectively, compared to the same periods of the previous year, due to the four grants received during fiscal year 2003. The Company received two grants in April 2003, one grant in May 2003, and one grant in September 2003. The first grant, totaling $1,100,000, was awarded by the United States government to Northeastern Ohio Universities College of Medicine and the Company. The second grant, announced in April 2003, was awarded to the Company in the amount of $134,000. The third grant, announced May 2003, was awarded to the Company in the amount of $162,000. The fourth grant was awarded to the Company in September 2003 for $104,000.

During the six month period ended March 31, 2004, research and development expenses decreased by $10,950 compared to the same period in 2003. The six months ended March 31, 2004 included a charge of $52,418 for options repriced in 2001, while the same period in 2003 did not have such a charge. This increase in research and development expenses in 2004 was offset by a reversal of a previously expensed disputed payable of $54,859; there was no corresponding reversal in the six months ended March 31, 2003. After taking the above into consideration, the six month period ended March 31, 2004 had a reduction of approximately $10,000 in research and development expenses due to lower clinical expenditures during the first fiscal quarter.

During the three month period ended March 31, 2004, research and development charges increased by $132,009. This increase was due to a charge of $52,418 for options repriced in 2001, with no corresponding charge taken in the three month period ended March 31, 2003. The remaining increase in research and development costs was due to increased research and development costs related to the L.E.A.P.S. technology, which is funded by various research grants and an increase in FDA regulatory work and laboratory expenses.

During the six month period ended March 31, 2004, general and administrative expenses increased by $175,109 compared to the same period in 2003. This increase was primarily due to a charge of $146,465 for options repriced in 2001. There was no corresponding charge taken in the six months ended March 31, 2003.

During the three month period ended March 31, 2004, general and administrative expenses increased by $226,125. The three month period ended March 31, 2004 includes a charge of $146,465 for options repriced in 2001 with no corresponding charge in the three month period ended March 31, 2003. The remaining increase in general and administrative expenses can mostly be attributed to an increase in accounting fees of $58,207.

Interest income during the three and six months ended March 31, 2004 was less than it was during the three and six months ended March 31, 2003 as a result of the lower interest rates on interest bearing accounts. Interest expense decreased significantly as a result of the conversion of the remaining convertible debt on October 2, 2003. Interest expense for the three and six months ended March 31, 2004 and 2003 is primarily a noncash item incurred to account for interest and amortization of the discounts and deferred financing costs related to the convertible debt, the note payable to Covance AG and the convertible debt payable to Cambrex Biosciences, Inc. There is no interest expense for the three months ended March 31, 2004 because all debt was either paid or converted to common stock by December 2003.

Research and Development Expenses

      During the six months ended March 31, 2004 and 2003 the Company's research and development efforts involved MULTIKINE and L.E.A.P.S.. The table below shows the research and development expenses associated with each project during these six month periods.

                               Six Months Ended           Three Months Ended
                                   March 31,                    March 31,
                              2004         2003           2004           2003
                              ----         ----           ----           ----

MULTIKINE                    $747,357    $800,602       $465,661      $354,026
L.E.A.P.S.                    177,684     135,386         91,029        70,655
                             --------    --------       --------      --------

       TOTAL                 $925,038    $935,988      $556,690       $424,681
                             ========    ========      ========       ========

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

      As of April 30, 2004 the Company was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. As with Multikine, the Company does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology. Consequently, the Company cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects.

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

Comprehensive Loss - SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive net income or loss and its components in stockholders' equity. SFAS 130 requires the components of other comprehensive income or loss such as changes in the fair value of available-for-sale securities and foreign translation adjustments to be added to net income or loss to arrive at comprehensive income or loss. Other comprehensive income or loss items have no impact on the Company's net loss as presented on the statement of operations. During the six months ended March 31, 2004 and 2003, there were no components of comprehensive loss other than net loss and the statement of comprehensive loss has been omitted.

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

Prepaid Expenses and Laboratory Supplies--The majority of prepaid expenses consist of bulk purchases of laboratory supplies used on a daily basis in the lab and items that will be used for future production. The items in prepaid expenses are expensed when used in production or daily activity as R&D expenses. These items are disposables and consumables and can be used for both the manufacturing of MULTIKINE for clinical studies and in the laboratory for quality control and bioassay use. They can be used in training, testing and daily laboratory activities. Other prepaid expenses are payments for services over a long period and are expensed over the time period for which the service is rendered.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. The Company has no derivative financial instruments and holds no debt or equity securities. Additionally, the Company is not exposed to interest rate risks due to the fact the Company has no outstanding debt as of March 31, 2004. Further, there is no exposure to risks associated with foreign exchange rate changes because none of the operations of the Company are transacted in a foreign currency. The interest rate risk in investments is considered immaterial due to the fact that there are no investments held at March 31, 2004.

Item 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a(c) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, within 90 days of the filing date of this quarterly report on Form 10Q. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2004, the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes during the three months ended March 31, 2004 in the Company's internal controls or in other factors which could significantly affect these controls, since the date the controls were evaluated. There were no significant deficiencies or material weaknesses and, therefore, there were no corrective actions taken.

                                     PART II

Item 2.     Changes in Securities and Use of Proceeds

During the six months ended March 31, 2004, the Company issued 145,659 shares of its common stock to officers, directors and employees in lieu of salaries. The issuance of these securities was exempt under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. At the time of issuance, the persons who acquired these securities were all fully informed and advised about matters concerning the Company, including the Company's business, financial affairs and other matters. The shareholders acquired the securities for their own account. The shares acquired by the shareholders were "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission. No underwriters were involved with the issuance of these securities.

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of the Company's shareholders was held on May 6, 2004.

At the meeting the following persons were elected as directors for the upcoming year.

Name                             Votes For                Votes Withheld

Maximilian de Clara             59,045,996                  2,551,004
Geert Kersten                   60,468,134                  1,128,866
Alexander Esterhazy             60,640,061                    956,939
C. Richard Kinsolving           60,657,411                    939,589
Peter Young                     60,686,717                    910,283

At the meeting the following proposals were ratified by the shareholders.

1. The adoption of the Company's 2004 Incentive Stock Option Plan which provides that up to 1,000,000 shares of common stock may be issued upon the exercise of options granted pursuant to the Incentive Stock Option Plan.

2. The adoption of the Company's 2004 Non-Qualified Stock Option Plan which provides that up to 1,000,000 shares of common stock may be issued upon the exercise of options granted pursuant to the Non-Qualified Stock Option Plan.

3. The adoption of the Company's 2004 Stock Bonus Plan which provides that up to 1,000,000 shares of common stock may be issued to persons granted stock bonuses pursuant to the Stock Bonus Plan.

4. The adoption of the Company's Stock Compensation Plan which provides for the issuance of up to 1,000,000 restricted shares of common stock to the Company's directors, officers, employees and consultants for serviced provided to the Company.

5. The adoption of an amendment to the Company's Articles of Incorporation such that the Company would be authorized to issue 200,000,000 shares of common stock.

6. The appointment of Deloitte & Touche, LLP as the Company's independent accountants for the fiscal year ending September 30, 2004.

The following is a tabulation of votes cast with respect to these proposals:

                                  Votes
                  --------------------------------------       Broker
  Proposal          For          Against        Abstain      Non-Votes

  1.             17,845,678     3,853,813       247,537     39,649,972
  2.             17,616,762     4,028,111       302,155     39,649,972
  3.             17,770,557     3,912,746       263,725     39,649,972
  4.             17,714,031     3,803,698       429,299     39,649,972
  5.             57,432,535     3,984,936       179,529
  6.             60,825,995       255,456       515,549

Item 6.

      (a)    Exhibits

Number      Exhibit

31          Rule 13a-14(a) Certifications

32          Section 1350 Certifications
            (b)  Reports on Form 8-K

The Company did not file any reports on Form 8-K for the quarter ended March 31, 2004.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CEL-SCI CORPORATION


Date: May 11, 2004                        /s/ Geert Kersten
                                          ----------------------------
                                          Geert Kersten
                                          Chief Executive Officer*



*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer

                                   EXHIBIT 31

                                 CERTIFICATIONS

I, Geert Kersten, the Principal Financial Officer of CEL-SCI Corporation, certifies that:

1. I have reviewed this quarterly report on Form 10-Q of CEL-SCI Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) designed such internal control over financial reporting, or cause such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal control over financial reporting.


May 11, 2004                               /s/ Geert Kersten
                                          ------------------------------
                                          Geert Kersten
                                          Principal Financial Officer

                                 CERTIFICATIONS

I, Geert Kersten, the Chief Executive Officer of CEL-SCI Corporation, certifies that:

1. I have reviewed this quarterly report on Form 10-Q of CEL-SCI Corporation;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

      a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

      b) designed such internal control over financial reporting, or cause such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

      c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

      d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5. The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of the internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

      b) any fraud, whether or not material, that involves management or other employees who have significant role in the registrant's internal control over financial reporting.


May 11, 2004                              /s/ Geert Kersten
                                          ------------------------------
                                          Geert Kersten
                                          Chief Executive Officer

                                   Exhibit 32

     In connection with the Quarterly Report of CEL-SCI Corporation (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission (the "Report"), Geert Kersten, the Chief Executive and Principal Financial Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.


                            By:  /s/ Geert Kersten
                                 ------------------------------
                                 Geert Kersten
                                 Chief Executive and Principal Financial Officer


May 11, 2004