Form 10-Q
period 2004-06-30
CEL SCI CORP
filed 2004-08-13
CIK 725363

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

                                      OR

( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION

         Colorado                                       84-0916344
------------------------------                   ------------------------
State or other jurisdiction                          (IRS) Employer
   of incorporation                               Identification Number

                         8229 Boone Boulevard, Suite 802
                             Vienna, Virginia 22182
                    ----------------------------------------
                     Address of principal executive offices

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

            Yes ____X_____                      No __________

Indicate by check mark whether the Registrant is an accelerated filer (as that term is defined in Exchange Act Rule 12b-2).

            Yes ____X_____                      No __________


         Class of Stock        No. Shares Outstanding           Date
         --------------        ----------------------       ---------------
           Common                  72,054,857               August 6, 2004

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1.                                                                 Page
                                                                        ----

      Condensed Consolidated Balance Sheets (unaudited)                   3
      Condensed Consolidated Statements of Operations (unaudited)        4-5
      Condensed Consolidated Statements of Cash Flow (unaudited)         6-8
      Notes to Condensed Consolidated Financial Statements (unaudited)    9


Item 2.
      Management's Discussion and Analysis of Financial Condition        20
        and Results of Operations

Item 3.
      Quantitative and Qualitative Disclosures about Market Risks        27

Item 4.
      Controls and Procedures                                            27

PART II

Item 2.
      Changes in Securities and Use of Proceeds                          28

Item 4.
      Submission of Matters to a Vote of Security Holders                28

Item 6.
      Exhibits and Reports on Form 8-K                                   29

      Signatures                                                         30

Item 1.   FINANCIAL STATEMENTS

                               CEL-SCI CORPORATION
                               -------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                            ------------------------
                                   (unaudited)

                                     ASSETS
                                                    June 30,      September 30,
                                                      2004            2003
                                                   ----------     -----------
CURRENT ASSETS:
   Cash and cash equivalents                     $  5,365,048    $  1,753,307
   Interest and other receivables                      53,178          47,051
   Prepaid expenses and laboratory supplies           485,683         357,531
   Deposits                                            14,828          14,828
   Deferred financing costs                                --          16,243
                                                 ------------    ------------
         Total current assets                       5,918,737       2,188,960

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation of $2,097,551
      and $2,002,232                                  211,511         278,706

 PATENT COSTS- less accumulated
   amortization of  $739,345 and $704,522             438,194         447,540
                                                  -----------      ----------

                TOTAL ASSETS                      $ 6,568,442     $ 2,915,206
                                                  ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable                                $  188,611      $  481,985
   Accrued expenses                                    75,209          99,172
   Due to officer/shareholder and employees            38,435         227,115
   Deposits held                                        3,000           3,000
   Deferred rent                                           --           5,540
   Note payable - Cambrex, net of discount                 --         656,076
   Note payable - Covance                                  --         184,330
                                                   ----------      ----------

        Total current liabilities                     305,255       1,657,218

 CONVERTIBLE NOTES, NET                                    --          32,882
                                                   ----------      ----------

         Total liabilities                            305,255       1,690,100

 STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; authorized,
    100,000,000 shares; issued and outstanding,
    72,049,857 and  61,166,345 shares at June 30,
    2004 and September 30, 2003, respectively         720,499         611,663
   Additional paid-in capital                      95,301,312      87,167,091
   Accumulated deficit                            (89,758,624)    (86,553,648)
                                                  -----------     -----------
Total stockholders' equity                          6,263,187       1,225,106
                                                   ----------     -----------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $ 6,568,442     $  2,915,206
                                                 ===========     ============


            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        ---------------------------------
                                   (unaudited)
                                                      Nine Months Ended June 30,
                                                       2004               2003
                                                       -----              ----
 REVENUES:
    Grant revenue and other                          $ 253,981      $  197,520
                                                     ---------      ----------

 EXPENSES:
   Research and development                          1,414,942       1,408,225
   Depreciation and amortization                       145,838         143,351
   General and administrative                        1,805,134       1,726,265
                                                     ---------       ---------


            Total Operating Expenses                 3,365,914       3,277,841
                                                     ---------       ---------

 NET OPERATING LOSS                                 (3,111,933)     (3,080,321)

 INTEREST INCOME                                        33,797          40,707

 INTEREST EXPENSE                                     (126,840)     (1,437,996)
                                                    ----------     -----------

 NET LOSS                                           (3,204,976)     (4,477,610)

 ACCRUED DIVIDENDS ON PREFERRED STOCK                       --          (5,844)

 ACCRETION OF BENEFICIAL CONVERSION
 FEATURE ON PREFERRED STOCK                                 --         (74,577)
                                                    ----------     -----------

 NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS     $ (3,204,976)   $ (4,558,031)
                                                  ============    ============

 NET LOSS PER COMMON SHARE (BASIC)                $      (0.05)   $      (0.10)
                                                 =============    ============

  NET LOSS PER COMMON SHARE (DILUTED)             $      (0.05)   $      (0.10)
                                                 =============    ============

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                               65,927,925      47,914,264
                                                 =============    ============



                                                                    continued







            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        ---------------------------------
                                   (unaudited)

                                                     Three Months Ended June 30,
                                                        2004            2003
                                                        -----           ----
 REVENUES:

   Grant revenue and other                           $   81,532    $   61,878
                                                     ----------    ----------

 EXPENSES:
   Research and development                             489,904       472,237
   Depreciation and amortization                         49,895        47,418
   General and administrative                           449,166       545,406
                                                      ---------     ---------


                       Total Operating Expenses         988,965     1,065,061
                                                      ---------     ---------

 NET OPERATING LOSS                                    (907,433)   (1,003,183)

 INTEREST INCOME                                         13,823        11,757

 INTEREST EXPENSE                                            --      (771,138)
                                                      ---------     ---------

 NET LOSS                                              (893,610)   (1,762,564)

 ACCRUED DIVIDENDS ON PREFERRED STOCK                        --        (1,923)

 ACCRETION OF BENEFICIAL CONVERSION
 FEATURE ON PREFERRED STOCK                                  --        (6,276)
                                                      ---------     ---------

 NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS       $  (893,610)  $(1,770,763)
                                                    ===========   ===========

 NET LOSS PER COMMON SHARE (BASIC)                  $     (0.01)  $     (0.03)
                                                    ===========   ===========

  NET LOSS PER COMMON SHARE (DILUTED)               $     (0.01)  $     (0.03)
                                                    ===========   ===========
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                69,638,735    54,037,022
                                                     ==========   ===========



















            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                        ---------------------------------
                                   (unaudited)

                                                     Nine Months Ended June 30,
                                                        2004           2003
                                                        -----          -----
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                          $  (3,204,976)  $ (4,477,610)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                         145,838        143,351
  Issuance of common stock and stock options
      for services                                      163,842        784,287
  Common stock contributed to 401(k) plan                33,365         31,149
  Amortization of discount on note payable               30,916         37,500
  Amortization of discount associated with
      convertible notes                                  67,118      1,035,762
  Amortization of discount associated with Cambrex note      --         45,640
  Acceleration of vesting of stock options                7,597             --
  Amortization of deferred financing costs               16,243        250,759
  Gain on sale of equipment                                  --        (26,463)
  Impairment loss on abandonment of patents              25,720          8,432
  Impairment loss on retired equipment                       --          1,899
  Increase in receivables                                (6,127)        (4,665)
  (Increase) decrease  in prepaid expenses             (128,151)        96,409
  Decrease in deferred rent                              (5,540)       (12,211)
  (Decrease) increase  in accrued expenses              (22,174)        45,553
  (Decrease) increase  in amount due to
       officer/shareholder & employees                 (188,681)       173,411
  Decrease in accounts payable                         (323,087)       (38,143)
                                                     ----------     ----------
NET CASH USED IN OPERATING ACTIVITIES                (3,388,097)    (1,904,940)
                                                    -----------     ----------

CASH FLOWS (USED IN) PROVIDED BY  INVESTING ACTIVITIES:
  Purchase of equipment                                 (28,124)          (285)
  Patent costs                                          (37,179)       (46,979)
                                                   ------------     ----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES     (65,303)       (47,264)
                                                   ------------     ----------
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Cash proceeds from issuance of common stock         7,799,970        500,000
  Cash proceeds from drawdown on equity line            340,000        725,000
  Cash proceeds from exercise of warrants               291,222        131,882
  Proceeds from short term loan                              --         25,000
  Payments on short term loan                                --        (25,000)
  Payment of Cambrex note                              (686,992)      (248,874)
  Payment of Covance note                              (184,330)            --
  Cash proceeds from exercise of stock options           96,882          2,200
  Proceeds from convertible notes                            --        600,000
  Transaction costs related to equity capital
      transactions                                     (591,611)      (130,098)
                                                   ------------     ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES             7,065,141      1,580,110
                                                   ------------     ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  3,611,741       (372,094)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                 1,753,307      2,079,276
                                                   ------------    -----------

  End of period                                    $  5,365,048    $ 1,707,182
                                                   ============    ===========

                                                                    continued



            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                        ---------------------------------
                                   (unaudited)
                                   (continued)


                                                     Nine Months Ended June 30,
                                                      2004              2003
                                                     -----             -----
SUPPLEMENTAL INFORMATION ON NONCASH TRANSACTIONS
Accrual of dividends on preferred stock:
Increase in accrued expenses                       $     --         $   5,844
Decrease in additional paid-in capital                   --            (5,844)
                                                   --------         ---------
                                                   $     --         $      --
                                                   ========         =========

Common stock issued in lieu of cash dividends:
Decrease in accrued expenses                       $     --         $ (53,692)
Increase in common stock                                 --             2,460
Increase in additional paid-in capital                   --            51,232
                                                   --------         ---------
                                                   $     --         $      --
                                                   ========         =========

Conversion of preferred stock into common stock:
Decrease in preferred stock                        $     --         $     (11)
Increase in common stock                                 --             9,464
Decrease in additional paid-in capital                   --            (9,453)
                                                   --------         ---------
                                                   $     --         $      --
                                                   ========         =========

Conversion of convertible debt into common stock:
Decrease in convertible notes                     $(100,000)      $(1,690,000)
Increase in common stock                              1,794           101,632
Increase in additional paid-in capital               98,206         1,588,368
                                                  ---------        ----------
                                                  $      --       $        --
                                                  =========       ===========

Accretion for the beneficial conversion on
   preferred stock:
Increase in additional paid-in capital            $      --       $    74,577
Decrease in additional paid-in capital                   --           (74,577)
                                                  ---------       -----------
                                                  $      --       $        --
                                                  =========       ===========

Surrender of deposit and sale of equipment
    to reduce note payable:
Decrease in deposits                              $      --       $   125,000
Decrease in equipment, net                               --           100,000
Decrease in note payable                                 --          (225,000)
                                                  ---------       -----------
                                                  $      --       $        --
                                                  =========       ===========

Deferred financing costs included in accounts
   payable:
Increase in accounts payable                      $      --       $     6,000
Increase in deferred financing costs                     --            (6,000)
                                                  ---------       -----------
                                                  $      --       $        --
                                                  =========       ===========


                                                                    continued




                 See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                        ---------------------------------
                                   (unaudited)
                                   (continued)
                                                     Nine Months Ended June 30,
                                                      2004              2003
                                                      ----              -----
Issuance of convertible debt with warrants and
    beneficial conversion:
Decrease in convertible debt                       $      --        $ (479,349)
Increase in additional paid-in capital                    --           479,349
                                                   ---------        ----------
                                                   $      --        $       --
                                                   =========        ==========
eferred warrant costs on convertible notes:
Increase in deferred financing costs               $      --        $ (107,677)
Increase in additional paid-in capital                    --           107,677
                                                   ---------        ----------
                                                   $      --        $       --
                                                   =========        ==========

Interest expense paid for with common stock:
Decrease in accrued expenses                       $  (1,789)       $  (34,807)
Increase in common stock                                  32             1,965
Increase in additional paid-in capital                 1,757            32,842
                                                   ---------        ----------
                                                   $      --        $       --
                                                   =========        ==========

Beneficial conversion feature on Cambrex note:
Decrease Cambrex note payable                      $      --        $ (106,717)
Increase additional paid-in capital                       --           106,717
                                                   ---------        ----------
                                                   $      --        $       --
                                                   =========        ==========
Patent costs included in accounts payable:
Increase in accounts payable                       $  29,713        $   13,194
Increase in patent costs                             (29,713)          (13,194)
                                                   ---------        ----------
                                                   $      --        $       --
                                                   =========        ==========
Equipment included in accounts payable:
Increase in accounts payable                       $      --        $      962
Increase in equipment                                     --              (962)
                                                   ---------        ----------
                                                   $      --        $       --
                                                   =========        ==========
Cashless exercise of warrants:
Increase in common stock                           $   3,698        $       --
Decrease in additional paid-in capital                (3,698)               --
                                                   ---------        ----------
                                                   $      --        $       --
                                                   =========        ==========
Accounts payable converted to short-term note
    payable:
Increase in note payable                           $      --        $  199,928
Decrease in accounts payable                              --          (199,928)
                                                   ---------        ----------
                                                   $      --        $       --
                                                   =========        ==========

Change in unearned compensation for stock issued
    to officers:
Increase in additional paid-in capital             $      --        $  230,690
Increase in unearned compensation                         --          (230,690)
                                                   ---------        ----------
                                                   $      --        $       --
                                                   =========        ==========
Cost of warrant extension:
Increase in additional paid-in capital             $  80,035        $       --
Decrease in additional paid-in capital               (80,035)               --
                                                   ---------        ----------
                                                   $      --        $       --
                                                   =========        ==========
Warrants issued for financing transactions:
Increase in additional paid-in capital             $ 103,126        $       --
Decrease in additional paid-in capital              (103,126)               --
                                                   ---------        ----------
                                                   $      --        $       --
                                                   =========        ==========


                                                                     concluded



            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

               THREE AND NINE MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (unaudited)


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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of June 30, 2004 and the results of operations for the three- and nine-month periods then ended. The condensed consolidated balance sheet as of September 30, 2003 is derived from the September 30, 2003 audited consolidated financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the three- and nine-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire year.

      Significant accounting policies are as follows:

      Principles of Consolidation--The consolidated financial statements include the accounts of CEL-SCI Corporation and its wholly owned subsidiary, Viral Technologies, Inc. All intercompany transactions have been eliminated upon consolidation.

      Research and Office Equipment--Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the terms of the lease. Repairs and maintenance are expensed when incurred. During the three- and nine-months ended June 30, 2004 the Company did not retire any equipment. During the three- and nine-months ended June 30, 2003, the Company retired equipment with a net book value of $-0- and $1,899.

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

      Patents--Patent expenditures are capitalized and amortized using the straight-line method over 17 years. In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the nine months ended June 30, 2004 and 2003, the Company recorded patent impairment charges of $25,720 and $8,432 respectively for the net book value of patents abandoned during the period and such amount is included in general and administrative expenses. During the three months ended June 30, 2004 and 2003, the Company recorded no patent impairment charges. During the next five years, CEL-SCI expects that the amortization of patent expenses will total approximately $240,000.

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

      Comprehensive Loss--SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive net income or loss and its components in stockholders' equity. SFAS 130 requires the components of other comprehensive income or loss such as changes in the fair value of available-for-sale securities and foreign translation adjustments to be added to net income or loss to arrive at comprehensive income or loss. Other comprehensive income or loss items have no impact on the Company's net loss as presented on the statement of operations. During the three- and nine-months ended June 30, 2004 and 2003, there were no components of comprehensive loss other than net loss and the statement of comprehensive loss has been omitted.

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

                                                      Nine Months Ended
                                              ---------------------------------
                                              June 30, 2004       June 30, 2003
      Net loss:                               -------------      --------------

      As reported                              $(3,204,976)       $(4,477,610)

      Deduct:  Accelerated employee awards           7,597                 --
      Add:   Total stock-based employee
      compensation expense determined
      under fair-value-based method for
      all awards, net of related tax effects      (995,258)          (747,195)
                                              ------------         ----------

      Pro forma net loss                       $(4,192,637)       $(5,224,805)
                                               ===========        ===========

      Net loss per common share, basic and diluted:

            As reported                        $     (0.05)       $     (0.10)
                                               ===========        ===========
            Pro forma                          $     (0.06)       $     (0.11)
                                               ===========        ===========

                                                     Three Months Ended
                                              ---------------------------------
                                              June 30, 2004       June 30, 2003
      Net loss:
      As reported                              $(  893,610)       $(1,762,564)
      Add: Reversal of compensation expense
      for stock-based performance
      awards included in reported net loss,
      net of related tax effects                  (218,991)                --
      Deduct:  Accelerated employee awards           7,597                 --
      Add:   Total stock-based employee
      compensation expense determined
      under fair-value-based method for
      all awards, net of related tax effects     ( 222,306)          (173,845)
                                               -----------          ---------

      Pro forma net loss                       $(1,327,310)       $(1,936,409)
                                               ===========       ============

      Net loss per common share, basic and diluted:

            As reported                        $     (0.01)       $     (0.03)
                                               ===========        ===========
            Pro forma                          $     (0.02)       $     (0.04)
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

B.    STOCKHOLDERS' EQUITY

      During the nine months ended June 30, 2004 and 2003, the Company issued stock for services to both employees and nonemployees with a fair value of $163,842 and $1,014,512, respectively. Of the $1,014,512, an amount of
      $230,690 was recorded as deferred compensation as of June 30, 2003. During the three months ended June 30, 2004 and 2003, the Company issued stock for services to both employees and nonemployees with a fair value of $7,933 and $587,078, respectively.

      During August 2001, three private investors exchanged shares of the Company's common stock and remaining Series D Warrants, which they owned, for 6,288 shares of the Company's Series E Preferred Stock. These investors also exchanged their Series A and Series C warrants from prior offerings for new Series E warrants. The preferred shares were entitled to receive cumulative annual dividends in an amount equal to $60 per share and have liquidation preferences equal to $1,000 per share. Each Series E Preferred share was convertible into shares of the Company's common stock on the basis of one Series E Preferred share for shares of common stock equal in number to the amount determined by dividing $1,000 by the lesser of $5 or 93% of the average closing bid prices of the Company's common stock for the 5 days prior to the date of each conversion notice. The lowest price at which the Series E Preferred stock was convertible was $1.08. The Series E Preferred stock had no voting rights and was redeemable at the Company's option at a price of 120% plus accrued dividends until August 2003, when the redemption price was fixed at 100% and 39 shares of preferred stock were automatically converted into 47,531 common shares. During the quarter ended December 31, 2002, 1,125 shares of preferred stock were converted into 920,601 shares of common stock. In addition, dividends were converted into an additional 49,558 shares of common stock during the quarter ended December 31, 2002. There were 67 shares of preferred stock outstanding at December 31, 2002. As of August 17, 2003, all shares had been converted and no shares remain outstanding at June 30, 2004. As all shares had been converted prior to the year ended September 30, 2003, there was no accretion of the beneficial conversion feature or accrual of preferred dividends for the three and nine months ended June 30, 2004.

C.    FINANCING TRANSACTIONS

      In December 2001, the Company sold redeemable convertible notes and Series F warrants, to a group of private investors for proceeds of $1,600,000, less transaction costs of $276,410. The notes bore interest at 7% per year and were due and payable December 31, 2003. The notes were secured by substantially all of the Company's assets and contained certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. The notes were convertible into shares of the Company's common stock at the holder's option determinable by dividing each $1,000 of note principal by 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the twenty trading days immediately prior to the closing date. In addition, the notes were required to be redeemed by the Company at 130% upon certain occurrences. As of November 30, 2002, all of the notes were converted into 6,592,461 shares of common stock. The Series F warrants allowed the holders to purchase up to 960,000 shares of the Company's common stock at a price equal to 110% of the closing price per share at any time prior to the date which is seven years after the closing of the transaction. The warrant price was adjustable if the Company sells any additional shares of its common stock or convertible securities for less than fair market value or at an amount lower than the exercise price of the Series F warrants. The warrant price was adjusted every three months to an amount equal to 110% of the conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. The last adjustment to the warrant price was on October 17, 2002, when the warrant price was reduced to $0.153. During the nine months ended June 30, 2004, the remaining 420,000 warrants were exercised for stock in a cashless transaction that resulted in the issuance of 369,796 shares of common stock.

      In July and September 2002, the Company sold convertible notes, plus Series G warrants, to a group of private investors for $1,300,000 less transaction costs of $177,370. The notes bore interest at 7% per year and were due and payable September 9, 2004. Interest was payable quarterly beginning October 1, 2002. The notes were secured by substantially all of the Company's assets and contained certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders' option the notes were convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price was 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date. If the Company sold any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price would have been lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. As of the year ended September 30, 2003, all of the notes had been converted into 8,354,198 shares of common stock. In addition, all of the discount associated with the notes had been amortized to interest expense. Interest totaling $21,472 was converted into 109,428 shares of common stock during the year ended September 30, 2003. The Series G warrants allow the holders to purchase up to 900,000 shares of the Company's common stock at a price equal to 110% of the conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. The warrant price was $0.145 as of June 30, 2004. As of June 30, 2004, 450,000 warrants had been exercised and 450,000 warrants remain outstanding.

      In January 2003, the Company sold convertible notes, plus Series H warrants to purchase 1,100,000 shares of common stock, to a group of private investors for $1,350,000 less transaction costs of approximately $220,419. The first funds, totaling $600,000, were received in January 2003 and the balance of $750,000 was received on July 2, 2003. The notes bore interest at 7% per year. The first notes were due and payable January 7, 2005 and the second notes were due and payable July 7, 2005. Interest was payable quarterly. The notes were secured by substantially all of the Company's assets and contain certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders' option the notes were convertible into shares of the Company's common stock equal in number to the amount determined by dividing each

      $1,000 of note principal to be converted by the conversion price. The conversion price defaulted to 60% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date in the event of default. On May 8, 2003, the Company signed an amendment to the agreement that prevented the conversion price from defaulting to 60%. In the agreement, the conversion price declines to 70% of the average of the three lowest daily trading prices of the Company's common stock if the price of the stock climbs over $0.50. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. On May 30, 2003, the price of the Company's stock rose above $0.50. In accordance with the agreement, the discount percentage changed from 76% to 70%. This change increased the discount on the debt that the Company recorded for the Series H convertible notes by $67,669. As of October 2, 2003, all of the Series H notes had been converted into a total of 3,183,358 shares of common stock and total interest of $32,914 had been converted into 83,227 shares of common stock. The Series H warrant price was $0.25 as of June 30, 2004. As of June 30, 2004, 550,000 warrants had been exercised and 550,000 warrants remain outstanding.

      In June 2000, the Company entered into an agreement with Cambrex Bio Science, Inc. ("Cambrex") whereby Cambrex agreed to provide the Company with a facility which allows the Company to manufacture Multikine in accordance with the Good Manufacturing Practices regulations of the FDA for periodic manufacturing campaigns. Company personnel will staff this facility. This agreement runs until December 31, 2006. On November 15, 2001, the Company signed an agreement for a manufacturing campaign with Cambrex in which Cambrex provided manufacturing space and support to the Company during November and December 2001 and January 2002. In exchange, the Company signed a note, payable on January 2, 2003, with Cambrex to pay a total of $1,172,517. Unpaid principal began accruing interest on November 16, 2002 and carried an interest rate of the Prime Rate plus 3%. This note was later extended to January 2, 2004. There were also conversion features allowing Cambrex to convert either all or part of the note into shares of the Company's common stock. The principal balance of the note and any accrued interest were convertible into common stock at 90% of the average of the closing prices of the common stock for the three trading days immediately prior to the conversion date subject to a floor of $0.22 per share. A beneficial conversion cost of $106,716 was recorded during the year ended September 30, 2003 for the difference between the conversion price of the stock and the market price of the stock. The balance of the beneficial conversion cost was expensed to interest expense on the date the note was paid. During the nine months ended June 30, 2004, the Company recorded $9,943 in interest expense related to the note. During the nine months ending June 30, 2004, CEL-SCI paid $692,010 of principal plus interest expense of $59,450 to Cambrex, thereby paying off the remaining balance of the note.

      On October 8, 2002, CEL-SCI signed an agreement with Covance AG (Covance), a Swiss Corporation. Pursuant to the agreement, amounts owed to Covance totaling $199,928 became a note payable in June 2003, to be paid by January 2, 2004. Interest on the note was payable monthly at an annual rate of 8%. During the nine months ended June 30, 2004, the Company paid the outstanding principal balance of $184,330 to Covance plus accrued interest expense of $6,356. During the nine months ended June 30, 2004, interest expense of $2,581 was recorded for the note.

      In September 2003, the Company signed an equity line of credit agreement with Rubicon Group for up to $10,000,000 of funding prior to December 29, 2005. During this twenty-four month period, the Company can request a drawdown under the equity line of credit by selling shares of its common stock to Rubicon Group, who will be obligated to purchase the shares subject to certain volume restrictions. The Company can request a drawdown once every 22 trading days, although the Company is under no obligation to request any drawdowns under the equity line of credit. The minimum amount CEL-SCI can draw down at any one time is $100,000, and the maximum amount CEL-SCI can draw down at any one time will be determined at the time of the drawdown request using a formula contained in the equity line of credit agreement. The Company is restricted from entering into any other equity line of credit arrangement until the earlier of the expiration of the agreement or two years from the date of registration. The Company issued 395,726 warrants to the issuer at a price of $0.83 and the warrants expire September 16, 2008. The warrants were valued using the Black-Scholes valuation method and expenses of $40,600 were recorded to additional paid-in capital as a cost of equity related transaction during the year ended September 30, 2003. Drawdowns totaling $340,000 were made during the nine months ended June 30, 2004 with associated costs of $4,090. A total of 307,082 shares were issued to Rubicon in exchange for the drawdowns. During the three months ended June 30, 2004, no drawdowns were made.

      On May 4, 2004, the Company announced the completion of an offering of 6,402,439 shares of registered common stock at $0.82 per share to one institutional investor. This sale resulted in gross proceeds of $5.25 million and associated costs of $498,452. The stock was offered pursuant to an existing shelf registration statement and Wachovia Capital Markets, LLC acted as the placement agent for the offering. The Company intends to use the proceeds of the offering to advance the clinical development of MultikineR for the treatment of cancer. In addition, 76,642 warrants were issued to Wachovia at a price of $1.37 and the warrants expire May 4, 2009. The warrants were valued using the Black-Scholes valuation method and an expense of $38,127 was recorded to additional paid-in capital as a cost of equity related transaction during the three months ended June 30, 2004.

     On June 24, 2004, the Company extended warrants issued to an investor, due to expire on July 1, 2004, by three years. The extended warrants will expire on July 1, 2007. The warrant extension was valued using the Black Scholes valuation method and the expense totaled $80,035. This cost was booked as both a credit and a debit to additional paid-in capital and is considered a deemed dividend.

D.    PRIVATE PLACEMENT

      On December 1, 2003, the Company sold 2,994,964 shares of its common stock to a group of private institutional investors for approximately $2,550,000, or $0.85 per share. As part of this transaction, the investors in the private offering received warrants which allow the investors to purchase approximately 900,000 shares of the Company's common stock at a price of $1.32 per share at any time prior to December 1, 2006. As of June 30, 2004, all warrants remain outstanding.

      In connection with this private placement, the Company was required to file a registration statement by December 31, 2003. The registration statement was to have been declared effective by the SEC no later than March 30, 2004. If the registration statement was declared effective later than March 30, 2004, the Company was subject to paying liquidated damages to the investors. In accordance with this agreement, the Company recorded an expense of $76,499.

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

F.    MARKETING AGREEMENT

      On May 30, 2003, the Company and Eastern Biotech signed an agreement to develop both Multikine and CEL-1000, and their derivatives and improvements, in three Eastern European countries: Greece, Serbia and Croatia. Eastern Biotech also has the exclusive right to sales in these three countries. As part of the agreement, Eastern Biotech gained the right to receive a 1% royalty on the future net sales of these two products and their derivatives and improvements worldwide. Eastern Biotech also purchased 1,100,000 shares of common stock and warrants, which allow the holder to purchase up to 1,100,000 shares of the Company's common stock at a price equal to $0.47. The Company received proceeds of $500,000 for these shares and warrants. Because the Company did not register these shares prior to September 30, 2003, the royalty percentage increased to 2%. If Eastern Biotech does not meet certain clinical development milestones within one year, it will lose the right to sell both products in these three countries. As of June 1, 2004, Eastern Biotech lost its exclusive right to market, distribute and sell MULTIKINE in accordance with the agreement.

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

In June 2000, the Company entered into an agreement with Cambrex Bio Science, Inc. ("Cambrex") whereby Cambrex agreed to provide the Company with a facility which allows the Company to manufacture Multikine in accordance with the Good Manufacturing Practices regulations of the FDA for periodic manufacturing campaigns. Company personnel will staff this facility. This agreement runs until December 31, 2006. On November 15, 2001, the Company signed an agreement for a manufacturing campaign with Cambrex in which Cambrex provided manufacturing space and support to the Company during November and December 2001 and January 2002. In exchange, the Company signed a note, payable on January 2, 2003, with Cambrex to pay a total of $1,172,517. Unpaid principal began accruing interest on November 16, 2002 and carried an interest rate of the Prime Rate plus 3%. This note was later extended to January 2, 2004. There were also conversion features allowing Cambrex to convert either all or part of the note into shares of the Company's common stock. The principal balance of the note and any accrued interest were convertible into common stock at 90% of the average of the closing prices of the common stock for the three trading days immediately prior to the conversion date subject to a floor of $0.22 per share. A beneficial conversion cost of $106,716 was recorded during the year for the difference between the conversion price of the stock and the market price of the stock. The balance of the beneficial conversion cost was expensed to interest expense on the date the note was paid. During the nine months ended June 30, 2004, the Company recorded $9,943 in interest expense related to the note. During the nine months ending June 30, 2004, CEL-SCI paid $692,010 of principal plus interest expense of $59,450 to Cambrex, thereby paying off the remaining balance of the note.

In September 2003, the Company signed an equity line of credit agreement with Rubicon Group for up to $10,000,000 of funding prior to December 29, 2005. During this twenty-four month period, the Company can request a drawdown under the equity line of credit by selling shares of its common stock to Rubicon Group, who will be obligated to purchase the shares subject to certain volume restrictions. The Company can request a drawdown once every 22 trading days, although the Company is under no obligation to request any drawdowns under the equity line of credit. The minimum amount CEL-SCI can draw down at any one time is $100,000, and the maximum amount CEL-SCI can draw down at any one time will be determined at the time of the drawdown request using a formula contained in the equity line of credit agreement. The Company is restricted from entering into any other equity line of credit arrangement until the earlier of the expiration of the agreement or two years from the date of registration. The Company issued 395,726 warrants to the issuer at a price of $0.83 and the warrants expire September 16, 2008. The warrants were valued using the Black-Scholes valuation method and expenses of $40,600 were recorded to additional paid-in capital as a cost of equity related transaction during the year ended September 30, 2003. Drawdowns totaling $340,000 were made during the nine months ended June 30, 2004 with associated costs of $4,090. A total of 307,082 shares were issued to Rubicon in exchange for the drawdowns.

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

The Series F warrants initially allowed the holders to purchase up to 960,000 shares of the Company's common stock at a price of $0.95 per share at any time prior to December 31, 2008. On January 17, 2002, the warrant exercise price, in accordance with the terms of the warrants, was adjusted to $0.65 per share and later reduced further to $0.153. During the nine months ended June 30, 2004, all remaining warrants were exercised.

In July and September 2002, the Company sold convertible notes, plus Series G warrants, to a group of private investors for $1,300,000 less transaction costs of $177,370. The notes bore interest at 7% per year and were due and payable September 9, 2004. Interest was payable quarterly beginning October 1, 2002. The notes were secured by substantially all of the Company's assets and contained certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders' option the notes were convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price was 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock

Exchange during the 15 trading days immediately prior to the conversion date. If the Company had sold any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price would have been lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. By June 2, 2003, all of the notes had been converted into 8,354,198 shares of common stock. In addition, interest totaling $21,472 was converted into 109,428 shares of common stock. As of June 30, 2004, 450,000 warrants had been exercised and 450,000 warrants remain outstanding.

In January 2003, the Company sold convertible notes, plus Series H warrants to purchase 1,100,000 shares of common stock, to a group of private investors for $1,350,000 less transaction costs of approximately $220,419. The first funds, totaling $600,000, were received in January and the balance of $750,000 was received on July 2, 2003. The notes bore interest at 7% per year. The first notes were due and payable January 7, 2005 and the second notes were due and payable July 7, 2005. Interest was payable quarterly. The notes were secured by substantially all of the Company's assets and contain certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders' option, the notes were convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price was 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date. The conversion price defaults to 60% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date in the event of default. On May 8, 2003, the Company signed an amendment to the agreement that prevented the conversion price from defaulting to 60%. In the agreement, the conversion price declines to 70% of the average of the three lowest daily trading prices of the Company's common stock if the price of the stock climbs over $0.50. The Series H warrant price is currently $0.25. No warrants had been exercised through June 30, 2003. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. On May 30, 2003, the price of the Company's stock rose above $0.50. In accordance with the agreement, the discount percentage changed from 76% to 70%. This change increased the discount on the debt that the Company recorded for the Series H convertible notes by $67,669. By October 2, 2003, all of the Series H notes had been converted into a total of 3,183,358 shares of common stock and total interest of $32,914 had been converted into 83,227 shares of common stock. The Series H warrant price is currently $0.25. As of June 30, 2004, 550,000 warrants had been exercised and 550,000 warrants remain outstanding.

On December 1, 2003, the Company sold 2,994,964 shares of its common stock to a group of private institutional investors for approximately $2,550,000, or $0.85 per share. As part of this transaction, the investors in the private offering received warrants which allow the investors to purchase approximately 900,000 shares of the Company's common stock at a price of $1.32 per share at any time prior to December 1, 2006. As of June 30, 2004, all warrants remain outstanding.

On October 8, 2002, the Company signed an agreement with Covance AG (Covance), a Swiss Corporation. Pursuant to the agreement, amounts owed to Covance totaling $199,928 became a note payable. The note was payable on January 2, 2004. Interest on the note was payable monthly at an annual rate of 8%. During the nine months ended June 30, 2004, the Company paid the outstanding principal balance of $184,330 to Covance plus accrued interest expense of $6,356. During the nine months ended June 30, 2004, interest expense of $2,581 was recorded for the note.

On May 30, 2003, the Company and Eastern Biotech signed an agreement to develop both Multikine and CEL-1000, and their derivatives and improvements, in three Eastern European countries: Greece, Serbia and Croatia. Eastern Biotech also has the exclusive right to sales in these three countries. As part of the agreement, Eastern Biotech gained the right to receive a 1% royalty on the future net sales of these two products and their derivatives and improvements worldwide. Eastern Biotech also purchased 1,100,000 shares of common stock and warrants, which allow the holder to purchase up to 1,100,000 shares of the Company's common stock at a price equal to $0.47. The Company received proceeds of $500,000 for these shares and warrants. Because the Company did not register these shares prior to September 30, 2003, the royalty percentage increased to 2%. If Eastern Biotech does not meet certain clinical development milestones within one year, it will lose the right to sell both products in these three countries. As of June 1, 2004 no clinical trials had been started by Eastern Biotech and in accordance with the agreement, Eastern Biotech lost its exclusive right to market, distribute and sell MULTIKINE in the countries.

On May 4, 2004, the Company announced the completion of an offering of 6,402,439 shares of registered common stock at $0.82 per share to one institutional investor. This sale resulted in gross proceeds of $5.25 million and associated costs of $498,452. The stock was offered pursuant to an existing shelf registration statement and Wachovia Capital Markets, LLC acted as the placement agent for the offering. The Company intends to use the proceeds of the offering to advance the clinical development of MultikineR for the treatment of cancer. In addition, 76,642 warrants were issued to Wachovia at a price of $1.37 and the warrants expire May 4, 2009. The warrants were valued using the Black-Scholes valuation method and an expense of $38,127 was recorded to additional paid-in capital as a cost of equity related transaction during the three months ended June 30, 2004.

There have been no material changes to the contractual obligations discussed in the Company's September 30, 2003 Form 10K/A other than those changes in notes payable, convertible debt and interest and dividends discussed above in this section.

Results of Operations

"Grant revenues and other" increased by $19,654 and $56,461 during the three and nine months ended June 30, 2004, respectively, compared to the same periods of the previous year, due to higher grant reimbursements in 2004.

During the nine month period ended June 30, 2004, research and development expenses increased by $6,717 compared to the same period in 2003. The increase in research and development expenses in 2004 of $61,576 was offset by a reversal of a previously expensed disputed payable of $54,859; there was no corresponding reversal in the nine months ended June 30, 2003. The increase in research and development expense was due to increased research and development costs related to the L.E.A.P.S. technology, which is funded by various research grants and an increase in FDA regulatory work and laboratory expenses.

During the three month period ended June 30, 2004, research and development charges increased by $17,670. However, the Company had an actual increase in research and development costs of $75,549 due to the reversal of charges for options repriced in 2001 of $57,879, when the price of the stock dipped below the $1.05 exercise price of these options. The increase of $75,549 was due to increased research and development costs related to the L.E.A.P.S. technology, which is funded by various research grants and an increase in FDA regulatory work and laboratory expenses. There was no corresponding activity in the three month period ended June 30, 2003.

During the nine month period ended June 30, 2004, general and administrative expenses increased by $78,869 compared to the same period in 2003. This increase was due to the expensing of the liquidated damages for the late registration statement in connection with the private placement in December, 2003, discussed in Note D. These damages totaled $76,499. The balance of the increase was caused by normal fluctuations in expenditures during the period.

During the three month period ended June 30, 2004, general and administrative expenses decreased by $96,240. The previous six months had included a charge of $161,112 for repriced options repriced in 2001, while the period ended June 30, 2004 includes a reversal of these charges since the price of the stock dipped below the $1.05 exercise price of these repriced options. There was no corresponding activity in the three month period ended June 30, 2003. This decrease is partially offset by $76,499, due to the expensing of the liquidated damages for the late registration statement, as discussed above.

Interest income during the nine months ended June 30, 2004 was less than it was during the nine months ended June 30, 2003 as a result of the lower interest rates on interest bearing accounts. During the three months ended June 30, 2004, interest income increased due to the increased balances in the Company's interest bearing accounts. Interest expense decreased significantly as a result of the conversion of the remaining convertible debt on October 2, 2003. Interest expense for the three and nine months ended June 30, 2004 and 2003 is primarily a noncash item incurred to account for interest and amortization of the discounts and deferred financing costs related to the convertible debt, the note payable to Covance AG and the convertible debt payable to Cambrex Biosciences, Inc. There is no interest expense for the three months ended June 30, 2004 because all debt was either paid or converted to common stock by December 2003.

Research and Development Expenses

      During the nine and three-month periods ended June 30, 2004 and 2003, the Company's research and development efforts involved MULTIKINE and L.E.A.P.S.. The table below shows the research and development expenses associated with each project during the nine and three-month periods.

                          Nine Months Ended                Three Months Ended
                               June 30,                           June 30,
                          2004         2003                 2004         2003
                          ----         ----                 ----         ----

MULTIKINE             $1,126,182    $1,182,823          $378,828     $382,221
L.E.A.P.S.               288,760       225,402           111,076       90,016
                      ----------    ----------          --------     --------
       TOTAL          $1,414,942    $1,408,225          $489,904     $472,237
                      ==========    ==========          ========     ========

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

As of July 31, 2004 the Company was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. As with Multikine, the Company does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology. Consequently, the Company cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects.

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

Comprehensive Loss - SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive net income or loss and its components in stockholders' equity. SFAS 130 requires the components of other comprehensive income or loss such as changes in the fair value of available-for-sale securities and foreign translation adjustments to be added to net income or loss to arrive at comprehensive income or loss. Other comprehensive income or loss items have no impact on the Company's net loss as presented on the statement of operations. During the nine months ended June 30, 2004 and 2003, there were no components of comprehensive loss other than net loss and the statement of comprehensive loss has been omitted.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. The Company has no derivative financial instruments and holds no debt or equity securities. Additionally, the Company is not exposed to interest rate risks due to the fact the Company has no outstanding debt as of June 30, 2004. Further, there is no exposure to risks associated with foreign exchange rate changes because none of the operations of the Company are transacted in a foreign currency. The interest rate risk in investments is considered immaterial due to the fact that there are no investments held at June 30, 2004.

Item 4.     CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a(c) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, within 90 days of the filing date of this quarterly report on Form 10Q. Based upon their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2004, the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes during the three months ended June 30, 2004 in the Company's internal controls or in other factors which could significantly affect these controls, since the date the controls were evaluated. There were no significant deficiencies or material weaknesses and, therefore, there were no corrective actions taken.

                                     PART II

Item 2.    Changes in Securities and Use of Proceeds

During the nine months ended June 30, 2004, the Company issued 145,659 shares of its common stock to officers, directors and employees in lieu of salaries. The issuance of these securities was exempt under Section 4(2) of the Securities Act of 1933 as transactions by an issuer not involving a public offering. At the time of issuance, the persons who acquired these securities were all fully informed and advised about matters concerning the Company, including the Company's business, financial affairs and other matters. The shareholders acquired the securities for their own account. The shares acquired by the shareholders were "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission. No underwriters were involved with the issuance of these securities.

Item 4.    Submission of Matters to a Vote of Security Holders

The annual meeting of the Company's shareholders was held on May 6, 2004.

At the meeting the following persons were elected as directors for the upcoming year.

Name                             Votes For            Votes Withheld
----                             ---------            --------------
Maximilian de Clara             59,045,996               2,551,004
Geert Kersten                   60,468,134               1,128,866
Alexander Esterhazy             60,640,061                 956,939
C. Richard Kinsolving           60,657,411                 939,589
Peter Young                     60,686,717                 910,283

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

4. The adoption of the Company's Stock Compensation Plan which provides for the issuance of up to 1,000,000 restricted shares of common stock to the Company's directors, officers, employees and consultants for services provided to the Company.

5. The adoption of an amendment to the Company's Articles of Incorporation such that the Company would be authorized to issue 200,000,000 shares of common stock.

6. The appointment of Deloitte & Touche, LLP as the Company's independent accountants for the fiscal year ending September 30, 2004.

The following is a tabulation of votes cast with respect to these proposals:

                                  Votes
               ---------------------------------------------      Broker
  Proposal          For          Against        Abstain         Non-Votes
  --------      ---------       --------        --------        ----------
      1.        17,845,678     3,853,813        247,537         39,649,972
      2.        17,616,762     4,028,111        302,155         39,649,972
      3.        17,770,557     3,912,746        263,725         39,649,972
      4.        17,714,031     3,803,698        429,299         39,649,972
      5.        57,432,535     3,984,936        179,529
      6.        60,825,995       255,456        515,549

Item 6.

      (a)   Exhibits

Number      Exhibit

31          Rule 13a-14(a) Certifications

32          Section 1350 Certifications

      (b)   Reports on Form 8-K

            There has been one report on Form 8-K for the quarter ended June 30, 2004. This report, dated May 5, 2004, disclosed the sale of 6,402,439 shares of common stock to a private investor, discussed above.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                          CEL-SCI CORPORATION


Date: August 12, 2004                     /s/ Geert Kersten
                                          ---------------------------------
                                          Geert Kersten
                                          Chief Executive Officer*



*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer