Form 10-Q/A
period 2004-03-31
CEL SCI CORP
filed 2004-12-09
CIK 725363

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

For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION


              Colorado                                  84-0916344
   --------------------------                   --------------------------
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

            Yes         X                       No
                -------------------                ---------------------------

Indicate by check mark whether the Registrant is an accelerated filer (as that term is defined in Exchange Act Rule 12b-2).

            Yes _________                       No          X
                                                   ---------------

      Class of Stock        No. Shares Outstanding        Date

        Common                     71,936,177                May 7, 2004

                                     PART II


Item 5  -   Other Information

      This amended 10-Q is filed to correct an error in the 10-Q filed for the period ended March 31, 2004. The cover page of the originally filed 10-Q report for that period indicated that the Company was an accelerated filer. The Company is not an accelerated filer as shown by the cover page of this amended report.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CEL-SCI CORPORATION



Date: December 7, 2004                    /s/ Geert Kersten
                                          -----------------------------
                                          Geert Kersten
                                          Chief Executive Officer*




*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.