Form 10-Q/A
period 2004-06-30
CEL SCI CORP
filed 2004-12-09
CIK 725363

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

For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION


            Colorado                                   84-0916344
  --------------------------                  -----------------------------
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

            Yes        X                              No __________
                --------------

Indicate by check mark whether the Registrant is an accelerated filer (as that term is defined in Exchange Act Rule 12b-2).

            Yes _________                       No          X
                                                   ---------------


      Class of Stock        No. Shares Outstanding             Date

        Common                  72,054,857                August 6, 2004

                                     PART II


Item 5  -   Other Information

      This amended 10-Q is filed to correct an error in the 10-Q filed for the period ended June 30, 2004. The cover page of the originally filed 10-Q report for that period indicated that the Company was an accelerated filer. The Company is not an accelerated filer as shown by the cover page of this amended report.

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