Form 10-K
period 2004-09-30
CEL SCI CORP
filed 2005-01-13
CIK 725363

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)
                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended September 30, 2004.

                                       OR

                 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission file number 1-11889

                               CEL-SCI CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)

         COLORADO                                           84-0916344
----------------------------------                   ----------------------
(State or other jurisdiction of                           (I.R.S.Employer
 incorporation or organization)                          Identification No.)

            8229 Boone Blvd., Suite 802
                  Vienna, Virginia                            22182
           --------------------------------                 -----------
        (Address of principal executive offices)            (Zip Code)

Registrant's  telephone number,  including area code: (703) 506-9460

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          ---------------------------
                                (Title of Class)

Indicate by check mark  whether the  registrant  (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.              Yes [X] No [ ]

Indicate by check mark if disclosure of delinguqne filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.       [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-25 of the Act). [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on March 31, 2004, as quoted on the American Stock Exchange, was approximately $69,193,000. Shares of common stock held by each officer, director and principal shareholder have been excluded in that such persons may be deemed to be affiliates of the Registrant.

As of December 31, 2004, the Registrant had 72,269,231 issued and outstanding shares of Common Stock.

Documents Incorporated by Reference:   None

                                     PART I

ITEM 1.  BUSINESS

      CEL-SCI Corporation was formed as a Colorado corporation in 1983. CEL-SCI's principal office is located at 8229 Boone Boulevard, Suite 802, Vienna, VA 22182. CEL-SCI's telephone number is 703-506-9460 and its web site is www.cel-sci.com. CEL-SCI makes its electronic filings with the Securities and Exchange Commission (SEC), including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available on its website free of charge as soon as practicable after they are filed or furnished to the SEC.

OVERVIEW

      CEL-SCI's most advanced product, Multikine(R), manufactured using the company's proprietary cell culture technologies, is being developed for the treatment of cancer. Multikine is designed to target the tumor micro-metastises that are mostly responsible for treatment failure. The basic idea of Multikine is to make current cancer treatments more successful. The lead indication is advanced primary head & neck cancer (500,000 new cases per annum). Since Multikine is not tumor specific, it may also be applicable in many other solid tumors.

      In a recently completed clinical trial involving 54 matched cancer patients, treatment with Multikine prior to surgical intervention rendered the residual tumor cells much more susceptible to follow-on treatment with radiation, and possibly chemotherapy. This data was published in December 2003. A second finding involving another 39 matched cancer patients demonstrated that Multikine pre-treatment increased the percent and absolute number of immune cells infiltrating into the tumor bed, causing tumor cell destruction and necrosis. This finding was presented at The American Society of Clinical Oncology (ASCO) in June 2004. The data pointed to a reversal of the CD4/CD8 immune cell ratios in the tumors, resulting in a 42% response rate after only 3 weeks of the non-toxic treatment with Multikine.

      CEL-SCI also owns a pre-clinical technology called L.E.A.P.S. (Ligand Epitope Antigen Presentation System). The lead product derived from this technology is the CEL-1000 peptide which has shown protection in animals against herpes, malaria and cancer. With the help of government grants and US Army and US Navy collaborations, CEL-1000 is now being tested against viral encephalitis, West Nile Virus, SARS, Vaccinia, Smallpox, herpes, malaria and other agents. If the bio-terrorism tests are successful, CEL-SCI is likely to push CEL-1000 for potential bio-terrorism disease indications to gain accelerated approval.

MULTIKINE

      Multikine has been tested in 220 patients in clinical trials conducted in the U.S., Canada, Europe and Israel. Most of these patients were head and neck cancer patients, but some studies were also conducted in prostate cancer patients, HIV-infected patients and HIV-infected women with Human Papilloma Virus ("HPV")-induced cervical dysplasia, the precursor stage before the development of cervical cancer. The safety profile was found to be very good and CEL-SCI believes that the clinical data suggests that further studies are warranted.

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

      Although IL-2 is one of the best characterized cytokines with anticancer potential, CEL-SCI is of the opinion that to have optimum therapeutic value, IL-2 should be administered not as a single substance but rather as a mixture of IL-2 and certain cytokines, i.e. as a "cocktail". This approach, which was pioneered by CEL-SCI, makes use of the synergism between these cytokines. It should be noted, however, that neither the Food and Drug Administration (FDA) nor any other agency has determined that CEL-SCI's Multikine product will be effective against any form of cancer.

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

      The objective of CEL-SCI scientists is to use Multikine as an adjunct (additive) therapy to the existing treatment of previously untreated head & neck cancer patients with the goal of reducing cancer recurrence and ultimately increasing survival. However, pursuant to FDA regulations, CEL-SCI was required to test the drug first for safety in locally recurrent, locally metastatic head and neck cancer patients who had failed other cancer therapies. This dose escalation study was started in 1995 at several centers in Canada and the US where 16 patients were enrolled at 4 different dosage levels. The study ended in 1998 and showed Multikine to be safe and well tolerated at all dose levels.

     Because CEL-SCI scientists have determined that patients with previously untreated disease would most likely benefit more from Multikine treatment, CEL-SCI started a safety trial in Canada in 1997 in advanced primary head & neck cancer patients who had just recently been diagnosed with head & neck cancer. This study ultimately enrolled 28 patients, also at 4 different dosage levels, and ended in late 1999. Halfway through this study, CEL-SCI launched a number of phase II studies in advanced primary head & neck cancer to determine the best dosage, best route of administration and best frequency of administration of Multikine. Those studies involved 19 patients in Israel (1997 - 2000), 30 patients in Poland and the Czech Republic (1999 - 2000), and 94 patients (half treated with Multikine and the other half disease matched cancer patients served as control) in Hungary (1999 - 2003). The Hungarian trial compared the control group (receiving only conventional cancer therapy, surgery plus radiation therapy) to the Multikine treated patients (receiving Multikine prior to conventional therapy) by histopathology and immunohistochemistry. The results of these studies were published in peer-reviewed scientific journals and/or presented at scientific meetings. The studies that have not yet been published were either conducted in support of Multikine's safety and clinical utility or will be published in the future.

      The above studies, which are all completed, indicate that Multikine was safe and well tolerated at all dose levels investigated. The studies also showed partial and complete tumor responses following Multikine treatment at the best treatment regimen combinations as well as tumor necrosis (destruction) and fibrosis (as determined by histopathology). Additional findings regarding Multikine treatment of head & neck cancer are expected to be presented/published in 2005.

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

      The data demonstrates that treatment with Multikine rendered a high proportion of the tumor cell population highly susceptible to radiation therapy. This finding represents a major advance in the treatment of cancer since, under current standard therapy, only about 5%-10% of the cancer cells are thought to be susceptible to radiation therapy at any one point in time.

      The increased sensitivity of the Multikine treated tumors to radiation was derived from a dramatic increase in the number of proliferating (those that are in cell cycle) cancer cells. Following Multikine treatment, the great majority of the tumor cells were in a proliferative state, as measured by the well-established cell proliferation marker Ki67. The control patients (not treated with Multikine) had only low expression (near background) of the same proliferation marker (Ki67) in this study. These findings were statistically significant (p<0.05, ANOVA).

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

     The results of the Israeli trial have been published in Archives of Otolaryngology - Head & Neck Surgery, August 2003, Vol.129. This paper on 12 patients treated by Dr. Feinmesser shows positive safety, tumor response and clinical outcome data, but no firm conclusions can be drawn from a study of only 12 patients.

      Results from the Multikine Phase II clinical trials were published in June 2004 at the 40th ASCO Annual Meeting. The study involved 39 head & neck cancer patients, 19 of whom were treated with CEL-SCI's immunotherapy drug Multikine prior to surgery and radiation. The other 20 patients served as matched controls, meaning that they did not receive Multikine prior to surgery and radiation. In a comparison pathology study of the tumors, Multikine treatment caused a significant shift in the ratio of key immune cells that infiltrate the tumor. The cancer patients treated with Multikine were shown to have much higher rate of tumor cell killing, resulting in a 42% overall response rate, including 12% complete responses.

      The tumors of the 39 head & neck cancer patients were analyzed by three independent pathologists, blinded to the study. Of the 19 Multikine treated patients in this study, 2 patients (12%) had no remaining cancer cells, another 2 patients (12%) had a reduction in the cancer cell mass greater than 50% and an additional 4 patients (21%) had a reduction in the cancer cell mass of more than 30%. The objective response rate in this trial was 21%, with an overall response rate of 42%, as determined by pathology.

      This study, which used a three-week, non-toxic treatment with Multikine, caused a shift from a low CD4/CD8 cell ratio (less than one CD4 cell for each CD8 cell) to a high (over 2.5 - 3) CD4/CD8 cell ratio (2.5 - 3 CD4 cells for each CD8 cell) in the tumor. This indicates that Multikine treatment shifts the immune response from a mainly CD8 cell anti-tumor response to a predominately CD4 anti-tumor response. Both CD4 and CD8 are key cells of the immune system.

      The change in the immune response from CD8 to CD4 cells is very important for the cancer patient because the cancer cells seem to have learned to shut down the CD8 anti-tumor immune response. This "shut-down" of the CD8 cells was evident in the tumors of the control (non-Multikine treated) group. The control group had predominately CD8 cell infiltrate which was inactive against the tumor. The Multikine treated group, on the other hand, had a predominately CD4 cell infiltrate. The tumor was unable, or less able, to shut down the Multikine induced CD4 cell immune response and, as a result thereof, the cancer patients treated with Multikine were shown to have much higher rate of tumor cell killing.

      CEL-SCI scientists believe that they have compiled sufficient data and clinical information to justify a Phase III clinical trial which would be designed to prove the clinical benefit from Multikine as an addition to established anti-cancer therapies. It is CEL-SCI's intention to meet with FDA in early 2005 to discuss such a trial.

      Follow-up data for the first 8 patients sequentially treated with Multikine at one center in the Hungarian study indicated no recurrence of cancer 24 months after treatment. This contrasts with the scientific literature, which reports that cancer will recur in up to 50% of primary head and neck cancer patients within 18 to 24 months after surgery and/or radiation therapy. Data on the remaining patients is not available because follow-up was outside of the scope of the protocol which ended at surgery, and a follow-up study for the complete trial has not yet been conducted. CEL-SCI considers this data to be positive and plans to prove the clinical benefit of Multikine in Phase III clinical trials.

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

      Subsequent HPV testing during 2001 and 2002 of the first three patients revealed the elimination of HPV virus types (using in situ PCR) following treatment with Multikine and ranged from 54% to 84% (Avg = 68%) reduction in HPV virus in the cervical tissue of Multikine treated HIV/HPV co-infected patients. The study was closed due to the inability to enroll patients.

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

      Under the agreement, CEL-SCI will manufacture Multikine and Orient Europharma will purchase the product from CEL-SCI for distribution in the territory. Both parties will share in the revenue from the sale of Multikine. As of December 31, 2003 Orient Europharma had not started any clinical trials since CEL-SCI's plan is for Orient Europharma to begin a Phase III clinical trial when CEL-SCI begins its Phase III clinical trial or to do one combined Phase III clinical trial. The above is subject to discussion with the FDA.

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

     CEL-SCI received two grants in April 2003, one grant in May 2003, and one grant in September 2003 from the National Institutes of Health (NIH). The first grant totaling $1,100,000 was awarded to Northeastern Ohio Universities College of Medicine (NEOUCOM) with CEL-SCI as a subcontractor. The grant is for a period of three years and is intended to support the development of CEL-SCI's new compound, CEL-1000, as a possible treatment for viral encephalitis, a potentially lethal inflammation of the brain. The grant was awarded following a peer review process and will fund pre-clinical studies leading up to toxicology studies. The second grant, totaling $134,000 and awarded to CEL-SCI with Johns Hopkins Medical Institutions as a subcontractor, is a Phase I Small Business Innovation Research (SBIR) grant for the further development of a potential treatment for autoimmune myocarditis, a heart disease. The third grant, announced on May 7, 2003 for $162,000 was awarded to CEL-SCI with NEOUCOM as a sub-contractor, and is a Phase I SBIR grant for the further development of CEL-1000 against Herpes Simplex. The fourth grant, totaling $104,000 was awarded to CEL-SCI with the University of Nebraska as a sub-contractor, and is a Phase I SBIR grant from the National Institute of Allergy and Infectious Diseases (NIAID), NIH, for the development of CEL-1000 as a potential therapeutic and prophylactic agent against vaccinia and smallpox infections as a single agent and as an adjuvant for vaccinia vaccines. Vaccinia is the virus used in the smallpox vaccine. As of November 15, 2004 approximately $696,600 remained from these four grants. As of November 15, 2004 CEL-SCI had received approximately $334,700 from these grants. The remaining funds will be spent over the next two years.

      In June 2003 CEL-SCI signed a Cooperative Agreement with the NIAID and the U.S. Army Medical Research Institute of Infectious Disease (USAMRIID) to test CEL-1000 against various bio-terrorism agents as well as other hard to treat diseases.

RESEARCH AND DEVELOPMENT

      Since 1983, and through September 30, 2004, approximately $48,564,000 has been expended on CEL-SCI-sponsored research and development, including approximately $1,942,000, $1,916,000 and $4,700,000 respectively during the years ended September 30, 2004, 2003 and 2002.

      The extent of CEL-SCI's clinical trials and research programs is primarily based upon the amount of capital available to CEL-SCI and the extent to which CEL-SCI has received regulatory approvals for clinical trials. Over the past three years CEL-SCI's research and development expenditures have decreased, due in part to the capital available to CEL-SCI and due in part to the fact that the costs involved in manufacturing MULTIKINE for use in clinical trials and costs involved in validating the manufacturing process were primarily incurred in fiscal 2001 and prior periods. Research and development expenses during fiscal 2004 remained at the fiscal 2003 level.

      The costs associated with the clinical trials relating to CEL-SCI's technologies, research expenditures and CEL-SCI's administrative expenses have been funded with the public and private sales of CEL-SCI's securities and borrowings from third parties, including affiliates of CEL-SCI.

GOVERNMENT REGULATION

New drug development and approval process

      Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of biological and other drug products and in ongoing research and product development activities. CEL-SCI's products will require regulatory approval by governmental agencies prior to commercialization. In particular, these products are subject to rigorous preclinical and clinical testing and other premarket approval requirements by the FDA and regulatory authorities in other countries. In the United States, various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of pharmaceutical and biological drug products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. CEL-SCI believes that it is currently in compliance with applicable statutes and regulations that are relevant to its operations. CEL-SCI has no control, however, over compliance by its manufacturing and other partners.

     The FDA's statutes, regulations, or policies may change and additional statutes or government regulations may be enacted which could prevent or delay regulatory approvals of biological or other drug products. CEL-SCI cannot predict the likelihood, nature or extent of adverse governmental regulation that might arise from future legislative or administrative action, either in the U.S. or abroad.

      Regulatory approval, when and if obtained, may be limited in scope. In particular, regulatory approvals will restrict the marketing of a product to specific uses. Further, approved biological and other drugs, as well as their manufacturers, are subject to ongoing review. Discovery of previously unknown problems with these products may result in restrictions on their manufacture, sale or use or in their withdrawal from the market. Failure to comply with regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other actions affecting CEL-SCI. Any failure by CEL-SCI or its manufacturing and other partners to obtain and maintain, or any delay in obtaining, regulatory approvals could materially adversely affect CEL-SCI's business.

      The process for new drug approval has many steps, including:

Preclinical testing

      Once a biological or other drug candidate is identified for development, the drug candidate enters the preclinical testing stage. During preclinical studies, laboratory and animal studies are conducted to show biological activity of the drug candidate in animals, both healthy and with the targeted disease. Also, preclinical tests evaluate the safety of drug candidates. These tests typically take approximately two years to complete. Preclinical tests must be conducted in compliance with good laboratory practice regulations. In some cases, long term preclinical studies are conducted while clinical studies are ongoing.

Investigational new drug application

     When the preclinical testing is considered adequate by the sponsor to demonstrate the safety and the scientific rationale for initial human studies, an investigational new drug application (IND) is filed with the FDA to seek authorization to begin human testing of the biological or other drug candidate. The IND becomes effective if not rejected by the FDA within 30 days after filing. The IND must provide data on previous experiments, how, where and by whom the new studies will be conducted, the chemical structure of the compound, the method by which it is believed to work in the human body, any toxic effects of the compound found in the animal studies and how the compound is manufactured. All clinical trials must be conducted under the supervision of a qualified investigator in accordance with good clinical practice regulations. These regulations include the requirement that all subjects provide informed consent. In addition, an institutional review board (IRB), comprised primarily of physicians and other qualified experts at the hospital or clinic where the proposed studies will be conducted, must review and approve each human study. The IRB also continues to monitor the study and must be kept aware of the study's progress, particularly as to adverse events and changes in the research. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if adverse events occur. In addition, the FDA may, at any time during the 30-day period after filing an IND or at any future time, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization, and then only under terms authorized by the FDA . In some instances, the IND process can result in substantial delay and expense.

      Some limited human clinical testing may also be done under a physician's IND that allows a single individual to receive the drug, particularly where the individual has not responded to other available therapies. A physician's IND does not replace the more formal IND process, but can provide a preliminary indication as to whether further clinical trials are warranted, and can, on occasion, facilitate the more formal IND process.

      Clinical trials are typically conducted in three sequential phases, but the phases may overlap.

Phase I clinical trials

      Phase I human clinical trials usually involve between 20 and 80 healthy volunteers or patients and typically take one to two years to complete. The tests study a biological or other drug's safety profile, and may seek to establish the safe dosage range. The Phase I clinical trials also determine how a drug candidate is absorbed, distributed, metabolized and excreted by the body, and the duration of its action.

Phase II clinical trials

      In Phase II clinical trials, controlled studies are conducted on an expanded population of patients with the targeted disease. The primary purpose of these tests is to evaluate the effectiveness of the drug candidate on the volunteer patients as well as to determine if there are any side effects or other risks associated with the drug. These studies generally take several years and may be conducted concurrently with Phase I clinical trials. In addition, Phase I/II clinical trials may be conducted to evaluate not only the efficacy of the drug candidate on the patient population, but also its safety.

Phase III clinical trials

      This phase typically lasts two to three years and involves an even larger patient population, often with several hundred or even several thousand patients depending on the use for which the drug is being studied. Phase III trials are intended to establish the overall risk-benefit ratio of the drug and provide, if appropriate, an adequate basis for product labeling. During the Phase III clinical trials, physicians monitor the patients to determine efficacy and to observe and report any reactions or other safety risks that may result from use of the drug candidate.

Chemical and formulation development

     Concurrent with clinical trials and preclinical studies, companies also must develop information about the chemistry and physical characteristics of the drug and finalize a process for manufacturing the product in accordance with current good manufacturing practice requirements (cGMPs). The manufacturing process must be capable of consistently producing quality batches of the product and the manufacturer must develop methods for testing the quality, purity, and potency of the final drugs. Additionally, appropriate packaging must be selected and tested and chemistry stability studies must be conducted to demonstrate that the product does not undergo unacceptable deterioration over its shelf-life.

New drug application or biological license application

      After the completion of the clinical trial phases of development, if the sponsor concludes that there is substantial evidence that the biological or other drug candidate is effective and that the drug is safe for its intended use, a new drug application (NDA) or biologics license application (BLA) may be submitted to the FDA. The application must contain all of the information on the biological or other drug candidate gathered to that date, including data from the clinical trials. Under the Pediatric Research Equity Act of 2003, a company is also required to include an assessment, generally based on clinical study data, on the safety and efficacy of the drug candidate for all relevant pediatric populations before submitting an application. The statute provides for waivers or deferrals in certain situations but no assurance can be made that such situations will apply to a particular product.

      The FDA reviews all NDAs and BLAs submitted before it accepts them for filing. It may request additional information rather than accepting an application for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth review of the application. The FDA may refer the application to an appropriate advisory committee, typically a panel of clinicians, for review, evaluation and a recommendation. The FDA is not bound by the recommendation of an advisory committee. If FDA evaluations of the NDA or BLA and the manufacturing facilities are favorable, the FDA may issue an approval letter authorizing commercial marketing of the drug or biological candidate for specified indications. The FDA could also issue an approvable letter, which usually contains a number of conditions that must be met in order to secure final approval of the NDA or BLA. When and if those conditions have been met to the FDA's satisfaction, the FDA will issue an approval letter. On the other hand, if the FDA's evaluation of the NDA or BLA or manufacturing facilities is not favorable, the FDA may refuse to approve the application or issue a non-approvable letter.

      Among the conditions for NDA or BLA approval is the requirement that each prospective manufacturer's quality control and manufacturing procedures conform to current good manufacturing practice standards and requirements (cGMPs). Manufacturing establishments are subject to periodic inspections by the FDA and by other federal, state or local agencies.

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

Employees

     As of November 15, 2004 CEL-SCI had nineteen (19) employees. Six (6) employees are involved in administration, eleven (11) employees are involved in manufacturing research and two (2) employees are involved in general research and development with respect to CEL-SCI's products.

ITEM 2.  PROPERTIES

      CEL-SCI leases office space at 8229 Boone Blvd., Suite 802, Vienna, Virginia at a monthly rental of approximately $7,050. The lease on the office space expires in June 2005. CEL-SCI believes this arrangement is adequate for the conduct of its present business.

      CEL-SCI has a 17,900 square foot laboratory located at 4820 A-E Seton Drive, Baltimore, Maryland. The laboratory is leased by CEL-SCI at a cost of approximately $10,556 per month. The laboratory lease expires in 2009, with an extension available until 2014.

ITEM 3.  LEGAL PROCEEDINGS

      None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      As of November 15, 2004 there were approximately 2,550 record holders of CEL-SCI's common stock. CEL-SCI's common stock is traded on the American Stock Exchange under the symbol "CVM". Set forth below are the range of high and low quotations for CEL-SCI's common stock for the periods indicated as reported on the American Stock Exchange. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      Quarter Ending           High             Low

        12/31/02              $0.32             $0.19
         3/31/03              $0.27             $0.15
         6/30/03              $1.35             $0.20
         9/30/03              $1.08             $0.61

        12/31/03              $1.75             $0.91
         3/31/04              $1.45             $0.86
         6/30/04              $1.30             $0.67
         9/30/04              $0.89             $0.52

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

Potential Issuance of Additional Shares

      The following table lists additional shares of CEL-SCI's common stock which, as of November 15, 2004, may be issued as the result of the exercise of outstanding options or warrants issued by CEL-SCI and pursuant to an equity line of credit agreement:

                                                        Number of       Note
                                                          Shares      Reference

   Shares issuable upon exercise of warrants              3,114,761       A
   held by private investors

   Shares issuable pursuant to equity line of credit        Unknown       B

   Shares issuable upon exercise of equity line warrants    395,726       B


   Shares issuable upon exercise of options and          11,110,988       C
     warrants granted to CEL-SCI's officers,
     directors, employees, consultants, and third parties

   Shares issuable upon exercise of options                 150,000       D
   granted to investor relations consultants

A. In August 2003, the Company issued warrants to a private investor. The warrants permit the holder to purchase 23,758 shares of CEL-SCI's common stock at a price of $0.77 per share at any time prior to August 17, 2006.

       In July and September 2002, CEL-SCI sold Series G convertible notes, plus Series G warrants, to a group of private investors for $1,300,000. As of June 30, 2003 all of the Series G notes had been converted into 8,390,746 shares of CEL-SCI's common stock. As of September 30, 2004 the Series G warrants allowed the holders to purchase up to 450,000 shares of CEL-SCI's common stock at a price of $0.145 per share at any time prior to July 12, 2009. Every three months after December 9, 2004, the exercise price of the Series G warrants will be adjusted to an amount equal to 84% of the average of the 3 lowest daily trading prices of CEL-SCI's common stock on the American Stock Exchange during the 20 trading days immediately prior to the three month adjustment date, provided that the adjusted price is lower than the warrant exercise price on that date.

       In January and July 2003, CEL-SCI sold Series H convertible notes, plus Series H warrants, to a group of private investors for $1,350,000. As of October 31, 2003 all of the Series H notes had been converted into 3,233,229 shares of CEL-SCI's common stock. As of September 30, 2004 the Series H warrants allowed the holders to purchase up to 550,000 shares of CEL-SCI's common stock at a price of $0.25 per share at any time prior to January 7, 2010. Every three months after September 26, 2004 the exercise price of the Series H warrants will be adjusted to an amount equal to 84% of the average of the 3 lowest daily trading prices of CEL-SCI's common stock on the American Stock Exchange during the 15 trading days immediately prior to the three month adjustment date, provided that the adjusted price is lower than the warrant exercise price on that date.

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

B. In order to provide a possible source of funding for CEL-SCI's current activities and for the development of its current and planned products, CEL-SCI entered into an equity line of credit agreement with Rubicon Group Ltd. in September 2003. An unknown number of shares of common stock are issuable under the equity line of credit agreement between CEL-SCI and Rubicon Group, Ltd. As consideration for extending the equity line of credit, CEL-SCI granted Rubicon Group warrants to purchase 395,726 shares of common stock at a price of $0.83 per share at any time prior to September 16, 2008. On July 6, 2004, Rubicon Group transferred 50% (197,863) of their warrants to another entity. The terms of the warrants remain the same.

      Under the equity line of credit agreement, Rubicon Group has agreed to provide CEL-SCI with up to $10,000,000 of funding during a two year period beginning on the date that the registration statement filed by CEL-SCI to register the shares to be sold to Rubicon Group is declared effective by the SEC. During this period, CEL-SCI may request a drawdown under the equity line of credit by selling shares of its common stock to Rubicon Group and Rubicon Group will be obligated to purchase the shares. CEL-SCI may request a drawdown once every 22 trading days, although CEL-SCI is under no obligation to request any drawdowns under the equity line of credit.

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

      As of November 30, 2004 CEL-SCI had received $335,910 from the sale of 307,082 shares of its common stock to the Rubicon Group under the equity line of credit.

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

D. CEL-SCI has granted options for the purchase of 150,000 shares of common stock to certain investor relations consultants in consideration for services provided to CEL-SCI. The options are exercisable at $1.63 per share and expire June 1, 2006.

       The shares referred to in Notes A, B, C and D are being, or will be, offered for sale by means of registration statements which have been filed with the Securities and Exchange Commission.

ITEM 6.  SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with the more detailed financial statements, related notes and other financial information included herein. Certain amounts reported in previous years have been reclassified to conform to the classifications being used as of and for the year ended September 30, 2004.

                                       For the Years Ended September 30,

                             2004         2003         2002        2001        2000
                             ----         ----         ----        ----        ----

Grant Revenue and Other:   $325,749     $318,204    $ 384,939      $293,871    $  40,540
Operating Expenses:
  Research and Develop-
    ment                  1,941,630    1,915,501    4,699,909     7,762,213    5,186,065
  Depreciation and
    Amortization            198,269      199,117      226,514       209,121      220,994
  General and Adminis-
    trative               2,310,279    2,287,019    1,754,332     3,432,437    3,513,889
Interest Income             (51,817)     (52,502)     (85,322)     (376,221)    (402,011)
Interest Expense            126,840    2,340,667    2,131,750            --           --
                         ----------    ---------    ---------     ---------    ---------
Net Loss                $(4,199,722) $(6,371,498) $(8,342,244) $(10,733,679) $(8,478,397)
Net loss attributable
  to common stock
  holders               $(4,199,722) $(6,480,319) $(9,989,988) $(11,104,251) $(8,478,397)
                        ===========  ===========  ===========  ============  ===========
Net loss per common share
   (basic and diluted)$       (0.06) $     (0.13) $     (0.35) $      (0.51) $     (0.44)
                        ===========  ===========  ===========  ============  ===========
Weighted average common
   shares outstanding    67,273,133   50,961,457   28,746,341    21,824,273   19,259,190
                        ===========  ===========  ===========  ============  ===========

Balance Sheet Data:                             September 30,
                          -----------------------------------------------------
                          2004          2003       2002       2001       2000
                          ----          ----       ----       ----       ----

Working Capital        $4,592,331  $  531,742  $  690,804 $2,801,299 $11,725,940
Total Assets            5,513,810   2,915,206   3,771,258  4,508,920  13,808,882
Convertible Debt *             --      32,882     639,288         --          --
Note Payable - Covance *       --     184,330          --         --          --
Note Payable - Cambrex *       --     656,076   1,135,017         --          --
Total Liabilities         215,981   1,690,100   2,709,087    507,727     847,423
Stockholders' Equity    5,297,829   1,225,106   1,062,171  4,001,193  12,961,459

*  Included in total liabilities

No dividends have been declared on CEL-SCI's common stock.

      CEL-SCI's net losses for each fiscal quarter during the two years ended September 30, 2004 were:
                                                Net Loss
      Quarter                  Net Loss         per Share

      12-31-02              $(1,682,865)          $(0.04)
      03-31-03              $(1,032,181)          $(0.02)
      06-30-03              $(1,762,564)          $(0.03)
      09-30-03              $(1,893,888)          $(0.03)

      12-31-03              $(1,106,093)          $(0.02)
      03-31-04              $(1,205,273)          $(0.02)
      06-30-04              $  (893,610)          $(0.01)
      09-30-04              $  (994,746)          $(0.01)

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. See "Risk Factors".

OVERVIEW

     CEL-SCI's most advanced product, Multikine(R), manufactured using the company's proprietary cell culture technologies, is being developed for the treatment of cancer. Multikine is designed to target the tumor micro-metastises that are mostly responsible for treatment failure. The basic idea of Multikine is to make current cancer treatments more successful. The lead indication is advanced primary head & neck cancer (500,000 new cases per annum). Since Multikine is not tumor specific, it may also be applicable in many other solid tumors.

     CEL-SCI also owns a pre-clinical technology called L.E.A.P.S. (Ligand Epitope Antigen Presentation System). The lead product derived from this technology is the CEL-1000 peptide which has shown protection in animals against herpes, malaria and cancer. With the help of government grants and US Army and US Navy collaborations, CEL-1000 is now being tested against viral encephalitis, West Nile Virus, SARS, Vaccinia, Smallpox, herpes, malaria and other agents. If the bio-terrorism tests are successful, CEL-SCI is likely to push CEL-1000 for potential bio-terrorism disease indications to gain accelerated approval.

     Since CEL-SCI's inception, we have financed operations through the issuance of equity securities, convertible notes, loans and certain research grants. Our expenses will likely exceed our revenues as we continue the development of Multikine and bring other drug candidates into clinical trials. Until such time as we become profitable, any or all of these financing vehicles or others may be utilized to assist the Company's capital requirements.

Results of Operations

Fiscal 2004

      Grant revenue and other during fiscal year 2004 remained at approximately the same level as fiscal year 2003 as work continued on the four grants received during the fiscal year 2003. Interest income also remained approximately at the same level.

      Research and development expense increased by approximately $26,000 as the Company's research and development costs on L.E.A.P.S. increased during fiscal 2004.

     General and administrative expenses increased by approximately $23,000 this year. The Company's cost reduction program continues. This reduction was substantially offset by an increase in audit and audit-related fees and an increase in filing and registration fees.

Fiscal 2003

      Grant revenues and other was lower during the year ended September 30, 2003 due to the winding down of a project for which CEL-SCI received grant money. The grant for this project generated $110,000 in revenue in fiscal year 2003 compared with $380,000 in revenue in fiscal year 2002. However, CEL-SCI has received four additional grants, two grants in April 2003, one grant in May 2003, and one grant in September 2003 for other projects on which CEL-SCI is working. These grants generated approximately $170,750 in revenue in fiscal year 2003. Research and development expenses declined because CEL-SCI completed its current production of Multikine during fiscal year 2002. General and administrative expenses were higher during the year ended September 30, 2003 since there was a reversal in 2002 of a 2001 fiscal year charge of $593,472 resulting from a decline in the intrinsic value of the options repriced to employees. Interest income during the year ended September 30, 2003 was less than it was during the same periods in fiscal year 2002 as a result of CEL-SCI's smaller cash position and lower interest rates on interest bearing accounts. During the years ended September 30, 2003 and 2002, interest expense was $2,340,667 and $2,131,750, respectively. Interest expense for all periods presented is primarily a non-cash item incurred to account for interest and amortization of the discounts and deferred financing costs related to convertible debt, the note payable to Covance AG and the convertible debt payable to Cambrex Biosciences, Inc.

Research and Development Expenses

      During the five years ended September 30, 2004 CEL-SCI's research and development efforts involved Multikine, L.E.A.P.S. and an AIDS vaccine. The table below shows the research and development expenses associated with each project during this five-year period.

                        2004          2003        2002       2001       2000
                        ----          ----        ----       ----       ----
MULTIKINE           $1,539,454   $1,653,904  $4,405,678  $7,365,305  $4,106,752
L.E.A.P.S.             402,176      261,597     244,769     280,766     453,061
AIDS Vaccine                --           --      43,462      94,642     602,252
Other                       --           --       6,000      21,500      24,000
                    ----------   ----------  ----------  ----------  ----------
       TOTAL        $1,941,630   $1,915,501  $4,699,909  $7,762,213  $5,186,065
                    ==========   ==========  ==========  ==========  ==========


     CEL-SCI believes that it has compiled sufficient data and clinical information to justify a Phase III clinical trial which would be designed to prove the clinical benefit from Multikine as an addition to established anti-cancer therapies. It is CEL-SCI's intention to meet with the FDA in early 2005 to discuss such a trial. CEL-SCI is unable to estimate the future costs of research and clinical trials involving Multikine since CEL-SCI has not yet met with the FDA to discuss the design of future clinical trials and until the scope of these trials is known, CEL-SCI will not be able to price any future trials.

     As explained in Item 1 of this report, as of November 15, 2004 CEL-SCI was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. As with Multikine, CEL-SCI does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology. Consequently, CEL-SCI cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects.

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

      In fiscal 2003, CEL-SCI reduced its discretionary expenditures. In fiscal 2004 expenditures remained at the 2003 levels. If necessary, CEL-SCI may reduce discretionary expenditures in fiscal 2005; however such reductions would further delay the development of CEL-SCI's products.

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

      The following summarizes the drawdowns requested by CEL-SCI under the equity line of credit during the year ended September 30, 2004.

      Date of        Shares            Average Sale       Net Proceeds
        Sale          Sold            Price Per Share      to CEL-SCI
      ------         -----            ---------------     -----------

      01/27/04      101,308               $1.09             $109,000
      02/11/04       92,722               $1.19             $109,000
      03/02/04       74,760               $1.07             $ 79,000
      03/12/04       38,292               $1.04             $ 39,000


      The net proceeds to CEL-SCI are net of a $1,000 fee paid to an escrow agent.

Shelf Offering

      In May 2004, CEL-SCI completed an offering of 6,402,439 shares of registered common stock at $0.82 per share to one institutional investor. This sale resulted in gross proceeds of $5,250,000 and associated costs of $498,452. The stock was offered pursuant to a shelf registration statement and Wachovia Capital Markets, LLC acted as the placement agent for the offering. CEL-SCI is using the proceeds of the offering to advance the clinical development of Multikine for the treatment of cancer. In connection with this financing, 76,642 warrants were issued to Wachovia at a price of $1.37. The warrants expire May 4, 2009. The warrants were valued using the Black-Scholes valuation method and an expense of $38,127 was recorded to additional paid-in capital as a cost related to obtaining capital during the year ended September 30, 2004.

Future Capital

      CEL-SCI plans to use its existing financial resources, the proceeds from the sale of its common stock, and proceeds from the sale of common stock under the equity line of credit agreement to fund its capital requirements during the year ending September 30, 2005.

      Other than funding operating losses, funding its research and development program, and paying its liabilities, CEL-SCI does not have any material capital commitments. Material future liabilities as of September 30, 2004 are as follows:

Contractual Obligations:                       Years  Ending September 30,
                                           ---------------------------------
                            Total          2005           2006         2007
                            -----          ----           ----         ----

Operating Leases           $281,481      $139,209       $71,136      $71,136
Employment Contracts        891,788       552,085       339,703           --
                          ---------      --------     ---------      -------
                         $1,173,269      $691,294      $410,839      $71,136
                         ==========      ========      ========      =======

     It should be noted that substantial additional funds will be needed for more extensive clinical trials which will be necessary before CEL-SCI will be able to apply to the FDA for approval to sell any products which may be developed on a commercial basis throughout the United States. In the absence of revenues, CEL-SCI will be required to raise additional funds through the sale of securities, debt financing or other arrangements in order to continue with its research efforts. However, there can be no assurance that such financing will be available or be available on favorable terms. It is the opinion of management that sufficient funds will be available from external financing and additional capital and/or expenditure reduction in order to meet CEL-SCI's liabilities and commitments as they come due during fiscal year 2005. Ultimately, CEL-SCI must complete the development of its products, obtain appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

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

Cambrex Bio Science Promissory Note

     In November 2001, CEL-SCI gave a promissory note to Cambrex Bio Sciences, Inc., the owner of the manufacturing facility used by CEL-SCI to produce
Multikine for CEL-SCI's clinical trials. The promissory note was in the principal amount of $1,172,517 which represented the cost of CEL-SCI's use of the Cambrex manufacturing facility for the three months ended January 10, 2002. The amount due Cambrex bore interest at the prime interest rate, plus 3%, which was adjusted monthly. As of December 1, 2003 the prime interest rate was 4% and the interest rate on the amount due Cambrex was 7%. Pursuant to the agreement, CEL-SCI surrendered a cash deposit and transferred title to certain equipment to Cambrex, which reduced the amount due by $225,000. Until the note was paid in full, CEL-SCI agreed to pay Cambrex 10% of all amounts received by CEL-SCI, net of financing costs, from any future financings, including amounts received by CEL-SCI from its equity line of credit. Cambrex, at its option, could convert all or part of the amount due Cambrex into shares of CEL-SCI's common stock. The number of shares to be issued to Cambrex upon any conversion of the note was to be determined by dividing that portion of the note to be converted by the Conversion Price. The "Conversion Price" was an amount equal to 90% of the average closing prices of CEL-SCI's common stock for the three trading days immediately prior to the conversion date. However, the Conversion Price could not be less than $0.22.

      During the quarter ended December 31, 2003, CEL-SCI paid $692,010 of principal plus accrued interest of $59,450 to Cambrex, thereby fully repaying the remaining balance of the note. No part of the note was converted into shares of CEL-SCI's common stock.

Convertible Notes

      In December 2001 and January 2002, CEL-SCI sold Series F convertible notes, plus Series F warrants, to a group of private investors for $1,600,000. As of December 1, 2002 all of the Series F notes had been converted into 6,592,461 shares of CEL-SCI's common stock.

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

     Stock Options and Warrants - In October 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). This statement encourages but does not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. CEL-SCI has elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transaction and Disclosure" which amends SFAS No. 123. SFAS No. 148 provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS No. 148 are effective for periods beginning after December 15, 2002. The Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method.

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

      Prepaid Expenses and Laboratory Supplies--The majority of prepaid expenses consist of bulk purchases of laboratory supplies used on a daily basis in the lab and items that will be used for future production. The items in prepaid expenses are expensed when used in production or daily activity as Research and Development expenses. These items are disposables and consumables and can be used for both the manufacturing of Multikine for clinical studies and in the laboratory for quality control and bioassay use. They can be used in training, testing and daily laboratory activities. Other prepaid expenses are payments for services over a long period and are expensed over the time period for which the service is rendered.

      Convertible Notes - Convertible notes were issued during the year ended September 30, 2002. CEL-SCI initially offset a portion of the notes with a discount representing the relative fair value of the warrants and a beneficial conversion feature discount. This discount is amortized to interest expense over the period the notes are outstanding and is accelerated pro-rata as the notes are converted. The fair value of the warrants and the beneficial conversion discount are calculated based on available market data using appropriate valuation models. These valuations require that CEL-SCI make assumptions and estimates regarding the convertible notes and warrants. Management uses its judgment, as well as outside sources, to determine these assumptions and estimates.

Quantitative and Qualitative Disclosure About Market Risks

      Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. CEL-SCI has no derivative financial instruments. Further, there is no exposure to risks associated with foreign exchange rate changes because none of the operations of CEL-SCI are transacted in a foreign currency. The interest rate risk on investments is considered immaterial due to the dollar value of investments as of September 30, 2004.

Recent Accounting Pronouncements

     In November 2004 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an amendment of AB 43, Chapter 4". This statement amends ARB 43, Chapter 4, to clarify accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current-period charges in all circumstances. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. CEL-SCI does not believe that the adoption of SFAS No. 151 will have a material effect on its financial position, results of operations or cash flows.

     In December 2004 the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment (stock options and restricted stock) issued to employees. SFAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employees. SFAS No. 123R is effective for fiscal periods beginning after June 15, 2005. CEL-SCI has not determined the impact of adopting SFAS No. 123R.

     On December 16, 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. The Statement is to be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. CEL-SCI does not believe that SFAS No. 153 will have a material impact on its results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the Financial Statements included with this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

      Geert Kersten, CEL-SCI's Chief Executive and Financial Officer, has evaluated the effectiveness of CEL-SCI's disclosure controls and procedures as of September 30, 2004 and in his opinion CEL-SCI's disclosure controls and procedures ensure that material information relating to CEL-SCI, including CEL-SCI's consolidated subsidiary, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Kersten there have been no significant changes in CEL-SCI's internal controls or in other factors that could significantly affect CEL-SCI's internal controls subsequent to the date of evaluation, and as a result, no corrective actions with regard to significant deficiencies or material weakness in CEL-SCI's internal controls were required.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

Name                       Age    Position

Maximilian de Clara        75    Director and President
Geert R. Kersten, Esq.     45    Director, Chief Executive Officer and Treasurer
Patricia B. Prichep        52    Senior Vice President of Operations and
                                   Secretary
Dr. Eyal Talor             48    Senior Vice President of Research and
                                   Manufacturing
Dr. Daniel H. Zimmerman    63    Senior Vice President of Research, Cellular
                                   Immunology
John Cipriano              62    Senior Vice President of Regulatory Affairs
Alexander G. Esterhazy     59      Director
Dr. C. Richard Kinsolving  69    Director
Dr. Peter R. Young         59    Director

      The directors of CEL-SCI serve in such capacity until the next annual meeting of CEL-SCI's shareholders and until their successors have been duly elected and qualified. The officers of CEL-SCI serve at the discretion of CEL-SCI's directors.

      Mr. Maximilian de Clara, by virtue of his position as an officer and director of CEL-SCI, may be deemed to be the "parent" and "founder" of CEL-SCI as those terms are defined under applicable rules and regulations of the SEC.

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

     Patricia B. Prichep has been the Company's Senior Vice President of Operations since March 1994. Between December 1992 and March 1994, Ms. Prichep was the Company's Director of Operations. Ms. Prichep became CEL-SCI's Corporate Secretary in May 2000. From June 1990 to December 1992, Ms. Prichep was the Manager of Quality and Productivity for the NASD's Management, Systems and Support Department. Between 1982 and 1990, Ms. Prichep was Vice President and Operations Manager for Source Capital, Ltd.

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

      John Cipriano, has been CEL-SCI's Senior Vice President of Regulatory Affairs since March 2004. Mr. Cipriano brings to CEL-SCI over 30 years of experience in both biotech and pharmaceutical companies. In addition, he held positions at the United States Food and Drug Administration (FDA) as Deputy Director, Division of Biologics Investigational New Drugs, Office of Biologics Research and Review and was the Deputy Director, IND Branch, Division of Biologics Evaluation, Office of Biologics. Mr. Cipriano completed his B.S. in Pharmacy from the Massachusetts College of Pharmacy in Boston, Massachusetts and his M.S. in Pharmaceutical Chemistry from Purdue University in West Lafayette, Indiana.

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

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of CEL-SCI and (ii) by each other executive officer of CEL-SCI who received in excess of $100,000 during the fiscal year ended September 30, 2004.

                                                     All
                                                    Other                           Other
                                                    Annual     Restric-             Com-
                                                    Compen-    ted Stock  Options  pensa-
Name and Princi-        Fiscal   Salary     Bonus   sation      Awards    Granted   tion
 pal Position            Year      (1)       (2)      (3)        (4)        (5)      (6)
-------------------      -----   --------  ------   ------    ---------   -------  -------

Maximilian de Clara,     2004   $363,000      --    $60,165         --     50,000       --
President                2003   $363,000      --    $65,121         --    574,999  $72,600
                         2002   $363,000      --    $46,079   $ 89,334     75,000        --

Geert R. Kersten,        2004   $366,673            $18,690   $ 11,296     50,000       --
Chief Executive          2003   $354,087      --    $12,558   $  9,244  1,890,000  $71,068
Officer and              2002   $346,324      --    $15,044   $ 10,929    105,000       --
Treasurer

Patricia B. Prichep     2004    $148,942            $ 3,000   $  7,110     50,000       --
Senior Vice President   2003    $147,904      --    $ 3,000   $  4,902    580,000       --
of Operations and       2002    $140,464      --    $ 3,000   $  5,597     90,500       --
Secretary

Eyal Talor, Ph.D.       2004    $192,373            $ 3,000   $  4,797     50,000       --
Senior Vice President   2003    $191,574      --    $ 3,000   $  4,950    374,166       --
of Research and         2002    $187,075      --    $ 3,000   $  5,702     85,000       --
Manufacturing

Daniel Zimmerman, Ph.D, 2004    $147,613            $ 3,000   $  7,176     50,000       --
Senior Vice President   2003    $147,000      --    $ 3,000   $  5,005    392,000       --
of Cellular Immunology  2002    $143,583      --    $ 3,000   $  5,763     91,000       --



(1) The dollar value of base salary (cash and non-cash) received. During the year ended September 30, 2004, $134,398 of the total salaries paid to the persons shown in the table were paid in restricted shares of CEL-SCI's common stock.

      Information concerning the issuance of these restricted shares is shown in the following table:

        Date Shares              Number of              Price
        Were Issued            Shares Issued         Per Share
        -----------            -------------         ---------
          10/07/03               133,390             $1.00
          09/15/04                19,511             $0.62

     On each date the amount of compensation satisfied through the issuance of shares was determined by multiplying the number of shares issued by the Price Per Share. The price per share was equal to the closing price of CEL-SCI's common stock on the date prior to the date the shares were issued.

(2)  The dollar value of bonus (cash and non-cash) received.

(3) Any other annual compensation not properly categorized as salary or bonus, including perquisites and other personal benefits, securities or property. Amounts in the table represent automobile, parking and other transportation expenses, plus, in the case of Maximilian de Clara and Geert Kersten, director's fees of $8,000 each. During the year ended September 30, 2004, $6,250 of the total Other Annual compensation paid to the persons shown in the table were paid in restricted shares of CEL-SCI's common stock.

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

      As of September 30, 2004, the number of shares of CEL-SCI's common stock, owned by the officers included in the table above, and the value of such shares at such date, based upon the market price of CEL-SCI's common stock were:

      Name                           Shares            Value

    Maximilian de Clara            1,180,351        $  672,800
    Geert R. Kersten               2,537,408        $1,446,323
    Patricia B. Prichep              502,164        $  286,233
    Eyal Talor, Ph.D.                408,124        $  232,631
    Daniel Zimmerman, Ph.D.          428,935        $  244,493

      Dividends may be paid on shares of restricted stock owned by CEL-SCI's officers and directors, although CEL-SCI has no plans to pay dividends.

(5) The shares of Common Stock to be received upon the exercise of all stock options granted during the periods covered by the table. Includes certain options issued in connection with CEL-SCI's Salary Reduction Plans as well as certain options purchased from CEL-SCI. See "Options Granted During Fiscal Year Ended September 30, 2004" below.

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

Long Term Incentive Plans - Awards in Last Fiscal Year

      None.

Employee Pension, Profit Sharing or Other Retirement Plans

      During 1993 CEL-SCI implemented a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code and covering substantially all the Company's employees. Prior to January 1, 1998 CEL-SCI's contribution was equal to the lesser of 3% of each employee's salary, or 50% of the employee's contribution. Effective January 1, 1998 the plan was amended such that the Company's contribution is now made in shares of CEL-SCI's common stock as opposed to cash. Each participant's contribution is matched by CEL-SCI with shares of common stock which have a value equal to 100% of the participant's contribution, not to exceed the lesser of $1,000 or 6% of the participant's total compensation. CEL-SCI's contribution of common stock is valued each quarter based upon the closing price of the Company's common stock. The fiscal 2004 expenses for this plan were $56,158. Other than the 401(k) Plan, CEL-SCI does not have a defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors

      Standard Arrangements. CEL-SCI currently pays its directors $2,000 each per quarter, plus expenses. CEL-SCI has no standard arrangement pursuant to which directors of CEL-SCI are compensated for any services provided as a director or for committee participation or special assignments.

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

     The Employment Agreement will also terminate upon the death of Mr. de Clara, Mr. de Clara's physical or mental disability, the conviction of Mr. de Clara for any crime involving fraud, moral turpitude, or CEL-SCI's property, or a breach of the Employment Agreement by Mr. de Clara. If the Employment Agreement is terminated for any of these reasons, Mr. de Clara, or his legal representatives, as the case may be, will be paid the salary provided by the Employment Agreement through the date of termination.

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

Compensation Committee Interlocks and Insider Participation

     CEL-SCI has a compensation committee comprised of all of CEL-SCI's directors, with the exception of Mr. Kersten. During the year ended September 30, 2004, Mr. de Clara was the only officer participating in deliberations of CEL-SCI's compensation committee concerning executive officer compensation.

      During the year ended September 30, 2004, no director of CEL-SCI was also an executive officer of another entity, which had an executive officer of CEL-SCI serving as a director of such entity or as a member of the compensation committee of such entity.

Stock Options

      The following tables set forth information concerning the options granted during the fiscal year ended September 30, 2004, to the persons named below, and the fiscal year-end value of all unexercised options (regardless of when granted) held by these persons.

                Options Granted During Fiscal Year Ended September 30, 2004

                                                                           Potential Realizable
                                     % of Total                              Value at Assumed
                                       Options                             Annual Rates of Stock
                                     Granted to     Exercise                Price Appreciation
                         Options    Employees in    Price Per  Expiration   for Option Term (1)
 Name                  Granted (#)   Fiscal Year      Share      Date         5%           10%
------                 ----------   -------------   ---------  ----------    -----       ------

Maximilian de Clara      50,000         6.49%        $0.61      9/02/14     $15,258    $30,516

Geert R. Kersten         50,000         6.49%        $0.61      9/02/14     $15,258    $30,516

Patricia B. Prichep      50,000         6.49%        $0.61      9/02/14     $15,258    $30,516

Eyal Talor, Ph.D.        50,000         6.49%        $0.61      9/02/14     $15,258    $30,516

Daniel Zimmerman, Ph.D.  50,000         6.49%        $0.61      9/02/14     $15,258    $30,516

John Cipriano           100,000        12.99%        $1.13      3/12/14     $56,530   $113,061
                         20,000         2.60%        $0.61      9/02/14     $ 6,103    $12,206
                       --------
                       120,000




(1) The potential realizable value of the options shown in the table assuming the market price of CEL-SCI's Common Stock appreciates in value from the date of the grant to the end of the option term at 5% or 10%.

                   Option Exercises and Year-End Option Values
                                                                Value (in $) of
                                                                  Unexercised
                                                 Number of       In-the-Money
                                                Unexercised    Options at Fiscal
                         Shares                  Options (3)      Year-End (4)
                     Acquired On     Value      Exercisable/       Exercisable/
Name                 Exercise (1) Realized (2) Unexercisable     Unexercisable
---                 ------------ ------------ -------------    -----------------

Maximilian de Clara      --          --    741,666/  458,332  $ 68,583/$134,916
Geert R. Kersten         --          --  2,485,000/1,345,000  $222,600/$442,050
Patricia Prichep         --          --    743,168/  466,832  $ 75,877/$139,438
Eyal Talor               --          --    470,556/  327,776  $ 51,653/$ 91,305
Daniel Zimmerman         --          --    492,335/  341,665  $ 54,554/$ 95,876
John Cipriano            --          --         --/  120,000       -- /    --

(1) The number of shares received upon exercise of options during the fiscal year ended September 30, 2004.

(2) With respect to options exercised during CEL-SCI's fiscal year ended September 30, 2004, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of September 30, 2004, separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of September 30, 2004, the market value of the stock underlying those options as of September 30, 2004.

Stock Option and Bonus Plans

      CEL-SCI has Incentive Stock Option Plans, Non-Qualified Stock Option Plans and Stock Bonus Plans. All Stock Option and Bonus Plans have been approved by the stockholders. A summary description of these Plans follows. In some cases these Plans are collectively referred to as the "Plans".

     Incentive Stock Option Plan. The Incentive Stock Option Plans collectively authorize the issuance of up to 5,100,000 shares of CEL-SCI's Common Stock to persons who exercise options granted pursuant to the Plan. Only Company employees may be granted options pursuant to the Incentive Stock Option Plan.

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

      Non-Qualified Stock Option Plans. The Non-Qualified Stock Option Plans collectively authorize the issuance of up to 8,760,000 shares of CEL-SCI's Common Stock to persons that exercise options granted pursuant to the Plans. CEL-SCI's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of CEL-SCI's Common Stock on the date the option is granted.

      Stock Bonus Plan. Up to 2,940,000 shares of Common Stock may be granted under the Stock Bonus Plan. Such shares may consist, in whole or in part, of authorized but unissued shares, or treasury shares. Under the Stock Bonus Plan, CEL-SCI's employees, directors, officers, consultants and advisors are eligible to receive a grant of CEL-SCI's shares, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

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

      Summary. The following sets forth certain information, as of September 30, 2004, concerning the stock options and stock bonuses granted by CEL-SCI. Each option represents the right to purchase one share of CEL-SCI's common stock.

                            Total         Shares
                            Shares     Reserved for     Shares       Remaining
                           Reserved     Outstanding    Issued as  Options/Shares
Name of Plan             Under Plans     Options      Stock Bonus  Under Plans
------------             -----------   ------------   -----------  ------------
Incentive Stock Option
  Plans                   5,100,000      3,833,100        N/A        1,165,315

Non-Qualified Stock
  Option Plans            8,760,000      6,899,138         N/A         508,231

Stock Bonus Plans         2,940,000            N/A   1,297,531       1,642,469

      Of the shares issued pursuant to CEL-SCI's Stock Bonus Plans 560,415 shares were issued as part of CEL-SCI's contribution to its 401(k) plan.

      The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company's Incentive and Non-Qualified Stock Option Plans as of September 30, 2004, CEL-SCI's most recent fiscal year end. CEL-SCI's Incentive and Non-Qualified Stock Option Plans have been approved by CEL-SCI's shareholders.

                                                           Number of Securities
                         Number                            Remaining Available
                      of Securities                        For Future Issuance
                       to be Issued    Weighted-Average       Under Equity
                      Upon Exercise     Exercise Price    of Compensation Plans,
                     of Outstanding     of Outstanding    Excluding Securities
Plan category           Options            Options       Reflected in Column (a)
--------------------------------------------------------------------------------
                         (a)
Incentive Stock
  Option Plans        3,833,100            $0.68                1,165,315

Non-Qualified
 Stock Option Plans   6,899,138            $0.74                  508,231

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth, as of November 15, 2004, information with respect to the only persons owning beneficially 5% or more of the outstanding Common Stock and the number and percentage of outstanding shares owned by each director and officer and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of Common Stock.

Name and Address                  Number of Shares  (1)     Percent of Class (3)
----------------                  -----------------         --------------------

Maximilian de Clara                    1,672,493                     2.3%
Bergstrasse 79
6078 Lungern,
Obwalden, Switzerland

Geert R. Kersten                       5,022,408 (2)                 6.7%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Patricia B. Prichep                    1,255,332                     1.7%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Eyal Talor, Ph.D.                        890,346                     1.2%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Daniel H. Zimmerman, Ph.D.               921,270                     1.3%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

John Cipriano                              7,720                        *
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Alexander G. Esterhazy                   136,667                        *
20 Chemin du Pre-Poiset
CH- 1253 Vandoeuvres
Geneve, Switzerland

C. Richard Kinsolving                    232,424                        *
P.O. Box 20193
Bradenton, FL 34204-0193

Peter R. Young, Ph.D.                     21,268                        *
1904 Canterbury Drive
Westover Hills, TX 76107

All Officers and Directors            10,289,928                    13.1%
as a Group (9 persons)
*    Less than 1%

(1) Includes shares issuable prior to February 28, 2005 upon the exercise of options or warrants granted to the following persons:

                                          Options or Warrants Exercisable
      Name                                  Prior to February 28, 2005

      Maximilian de Clara                          741,666
      Geert R. Kersten                           2,485,000
      Patricia B. Prichep                          753,168
      Eyal Talor, Ph.D.                            482,222
      Daniel H. Zimmerman, Ph.D.                   492,335
      John Cipriano                                     --
      Alexander G. Esterhazy                       136,667
      C. Richard Kinsolving, Ph.D.                 163,334
      Peter R. Young, Ph.D.                          6,667

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     The following table sets forth the aggregate fees billed to CEL-SCI for the years ended September 30, 2004 and 2003 by Deloitte & Touche LLP, CEL-SCI independent auditors:

                                                 Year Ended September 30,
                                                2004                2003
                                                ----                ----

Audit Fees                                   $131,000            $131,049
Audit-Related Fees                             91,787              50,027
Financial Information Systems                      --                  --
Design and Implementation Fees                     --                  --
Tax Fees                                           --                  --
All Other Fees                                     --                  --

     Audit fees represent amounts billed for professional services rendered for the audit of the CEL-SCI's annual financial statements and the reviews of the financials statements included in CEL-SCI's Forms 10-Q for the fiscal year. Audit Related Fees represent amounts charged for reviewing various registration statements filed with the SEC by CEL-SCI during the year as well as the preparation of a Comfort Letter required for the financing completed in May 2004. Before Deloitte & Touche LLP was engaged by CEL-SCI to render audit or non-audit services, the engagement was approved by CEL-SCI's audit committee. CEL-SCI's Board of Directors is of the opinion that the Audit Related Fees charged by Deloitte & Touche LLP are consistent with Deloitte & Touche LLP maintaining its independence from CEL-SCI.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  See the Financial Statements attached to this Report.

(b) The Company did not file any reports on Form 8-K during the three months ended September 30, 2004.

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

(c) Amended Articles(Name change only)  Filed as Exhibit 3(c) to CEL-SCI's
                                        Registration Statement on Form S-1
                                        Registration Statement (No. 33-34878).

 (d) Bylaws                             Incorporated by reference to
                                        Exhibit 3(b) of CEL-SCI's Registration
                                        Statement on Form S-1, Registration Nos.
                                        2-85547-D and 33-7531.

(a)  Specimen copy of                  Incorporated by reference to Exhibit 4(a)
      Stock Certificate                of CEL-SCI's Registration Statement on
                                       Form S-1 Registration Nos. 2-85547-D and
                                       33-7531.

(b)   Designation of Series E          Incorporated by reference to Exhibit 4 to
      Preferred Stock                  report on Form 8-K dated August 21, 2001.

10(d) Employment Agreement with       Incorporated by reference to Exhibit 10(d)
      Maximilian de Clara             of CEL-SCI's Registration Statement on
                                      Form S-1 (Commission File #333-102639).

10(e) Employment Agreement with       Incorporated by reference to Exhibit 10(e)
      Geert Kersten                   of CEL-SCI's Registration Statement on
                                      Form  S-3 (Commission File #106879).

10(q) Common Stock Purchase Agreement  Incorporated by reference to Exhibit
      with Rubicon Group Ltd.          10(q) of CEL-SCI's Registration statement
                                       on Form S-1 (Commission File No.
                                       333-109070).

10(r) Stock Purchase Warrant issued    Incorporated by reference to Exhibit
      to Rubicon Group Ltd.            10(r) to CEL-SCI's Registration statement
                                       on Form S-1 (Commission File No. 333-
                                       109070).

10(s) Securities Exchange Agreement    Incorporated by reference to Exhibit 10.1
    (together with Schedule required   to report on Form 8-K dated August 21,
     by Instruction 2 to Item 601      2001
      Regulation S-K)

10(t) Form of Series E Warrant           Incorporated  by  reference  to Exhibit
                                         10.2 to report on Form 8-K dated August
                                         21, 2001.

10(u) Form of Secondary Warrant          Incorporated  by  reference  to Exhibit
                                         10.3 to report on Form 8-K dated August
                                         21, 2001.

10(v) Note and Warrant Purchase          Incorporated  by reference to Exhibit
    Agreement (together with Schedule    10(v) to CEL-SCI's Registration
    required by Instruction 2 to Item    Statement on Form S-3 (Commission
    601 Regulation S-K) pertaining       File Number 333-76396)
    to notes sold in December 2001
    and January 2002

10(vi)Note and Warrant Purchase Agreement  Incorporated by reference to Exhibit
    (together with Schedule required by    (vi) to CEL-SCI's Registration
    Instruction 2 to Item 601 Regulation   statement on Form S-3 (Commission
    S-K)pertaining to Series G notes       File No. 333-97171)
    and warrants

10(vii) Note and Warrant Purchase         Incorporated by reference to Exhibit
    Agreement (together with Schedule     10 to CEL-SCI's report on Form 8-K
    required by Instruction 2 to Item     dated January 14, 2003
    601 Regulation S-K) pertaining to
    Series H notes and warrants

10(w) Master Production Agreement between           *
      Company and Bio Science Contract      ----------------------
      Production Corp.

10(x) Distribution and Royalty Agreement   Incorporated by reference to Exhibit
      with Eastern Biotech                 10(x) to Amendment No. 2 to CEL-SCI's
                                          Registration statement on Form S-3
                                          (Commission File No. 333-106879).

10(y) Promissory Note payable to
     Cambrex Bio                                     *
                                            -----------------------
      Science, Inc., together with Security
      Agreement and amendments.

10(z) Development, Supply and Distribution           *
      Agreement between Company and Orient ------------------------ Europharma Co., Ltd.

23    Consent of Deloitte & Touche, LLP
                                          ----------------------------

31    Rule 13a-14(a) Certifications
                                          ----------------------------

32    Section 1350 Certifications
                                          ----------------------------


*     Previously filed.

                               CEL-SCI CORPORATION

                     Consolidated Financial Statements for the Years Ended September 30, 2004, 2003, and 2002,
                     and Independent Auditors' Report

CEL-SCI CORPORATION

TABLE OF CONTENTS



                                                                        Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                 F-3

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
  SEPTEMBER 30, 2004, 2003, AND 2002:

      Consolidated Balance Sheets                                       F-4

      Consolidated Statements of Operations                             F-5

      Consolidated Statements of Comprehensive Loss                     F-6

      Consolidated Statements of Stockholders' Equity                F-7 - F-9

      Consolidated Statements of Cash Flows                         F-10 - F-13

      Notes to Consolidated Financial Statements                    F-14 - F-37

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of CEL-SCI Corporation
Vienna, Virginia

We have audited the accompanying consolidated balance sheets of CEL-SCI Corporation and subsidiary (the "Company") as of September 30, 2004 and 2003, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2004, in conformity with accounting principles generally accepted in the United States of America.


McLean, Virginia
January 6, 2005

CEL-SCI CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND 2003
------------------------------------------------------------------------------
ASSETS                                               2004             2003

CURRENT ASSETS:
  Cash and cash equivalents                      $ 4,263,631     $ 1,753,307
  Interest and other receivables                      21,256          47,051
  Prepaid expenses                                   508,597         357,531
  Deposits                                            14,828          14,828
  Deferred financing costs                                 -          16,243
                                                 -----------      ----------
           Total current assets                    4,808,312       2,188,960

RESEARCH AND OFFICE EQUIPMENT--Less accumulated
  depreciation of $1,651,759 and $2,002,232          233,612         278,706

PATENT COSTS--Less accumulated amortization
    of $745,321 and $704,522                         471,886         447,540
                                                 -----------      ----------
                                                 $ 5,513,810      $2,915,206
                                                 ===========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

  Accounts payable                               $   143,300      $  481,985
  Accrued expenses                                    64,361          99,172
  Due to officer/shareholder and employees             5,320         227,115
  Deposits held                                        3,000           3,000
  Deferred rent                                            -           5,540
  Note payable - Cambrex, net of discount                  -         656,076
  Note payable - Covance                                   -         184,330
                                                 -----------      ----------
           Total current liabilities                 215,981       1,657,218

CONVERTIBLE DEBT, NET                                      -          32,882
                                                 -----------      ----------
           Total liabilities                         215,981       1,690,100
                                                 -----------      ----------

STOCKHOLDERS' EQUITY:
 Common stock, $.01 par value--authorized,
   100,000,000 shares; issued and outstanding,
   72,147,367 and 61,166,345 shares at September
   30, 2004 and 2003, respectively                   721,474        611,663
  Unearned compensation                              (14,237)             -
  Additional paid-in capital                      95,343,962     87,167,091
  Accumulated deficit                            (90,753,370)   (86,553,648)
                                                 -----------      ---------
           Total stockholders' equity              5,297,829      1,225,106
                                                 -----------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 5,513,810    $ 2,915,206
                                                 ===========    ===========


See notes to consolidated financial statements.

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2004, 2003, AND 2002
------------------------------------------------------------------------------
                                        2004         2003           2002

GRANT REVENUE AND OTHER             $  325,479      $ 318,304       $ 384,939

OPERATING EXPENSES:
  Research and development           1,941,630      1,915,501      4,699,909
  Depreciation and amortization        198,269        199,117        226,514
  General and administrative         2,310,279      2,287,019      1,754,332
                                     ---------    -----------      ---------
       Total operating expenses      4,450,178      4,401,637      6,680,755
                                     ---------    -----------      ---------
NET OPERATING LOSS                  (4,124,699)    (4,083,333)    (6,295,816)

INTEREST INCOME                         51,817         52,502        85,322
INTEREST EXPENSE                      (126,840)    (2,340,667)   (2,131,750)
                                     ---------     ----------    ----------

NET LOSS
                                    (4,199,722)    (6,371,498)   (8,342,244)
ACCRUED DIVIDENDS ON
  PREFERRED STOCK                            -        (32,101)     (202,987)

ACCRETION OF BENEFICIAL CONVERSION
  FEATURE ON PREFERRED STOCK                 -        (76,720)   (1,444,757)
                                     ---------     ----------    ----------

NET LOSS ATTRIBUTABLE TO COMMON
  STOCKHOLDERS                     $(4,199,722)   $(6,480,319)  $(9,989,988)
                                   ===========    ===========   ===========

NET LOSS PER COMMON SHARE (BASIC)  $     (0.06)   $     (0.13)  $     (0.35)
                                   ===========    ===========   ===========

NET LOSS PER COMMON SHARE (DILUTED)$     (0.06)   $     (0.13)  $     (0.35)
                                   ===========    ===========   ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                       67,273,133     50,961,457    28,746,341
                                   ===========    ===========   ===========


See notes to consolidated financial statements.

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
YEARS ENDED SEPTEMBER 30, 2004, 2003,
AND 2002
--------------------------------------------------------------------------------
                                           2004         2003          2002


NET LOSS                              $(4,199,722)   $(6,371,498)  $(8,342,244)

OTHER COMPREHENSIVE LOSS--Unrealized
gain on investments                             -              -           210
                                      -----------     ----------   -----------

COMPREHENSIVE LOSS                    $(4,199,722)   $(6,371,498)  $(8,342,034)
                                       ===========   ===========   ===========


See notes to consolidated financial statements.

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2004, 2003, AND 2002

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                Accumulated
                                   Preferred                            Additional                 Other
                                Series E Stock        Common Stock       Paid-In     Unearned   Comprehensive Accumulated
                               Shares     Amount    Shares     Amount    Capital   Compensation    Income      Deficit       Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, OCTOBER 1, 2001        5,863     $  59   21,952,082  $219,521 $75,641,365   $(19,636)    $(210)   $(71,839,906) $4,001,193
 Exercise of warrants                                104,500     1,045      21,668                                           22,713
 Stock issued to employees
  for service                                      1,885,600    18,856     502,038                                          520,894
 Repriced options                                                         (613,108)    19,636                              (593,472)
 Stock options issued to non-
  employees for service                                                     (2,262)                                          (2,262)
 Stock issued to nonemployees
  for service                                         45,596       456      45,140                                           45,596
Conversion of Preferred Series
  E to common stock            (4,671)     ( 47)   4,282,150    42,822     (42,775)                                               -
Dividends on Preferred Series
  E paid in common stock                             122,760     1,227     131,875                                          133,102
  Dividends accrued on Preferred
Series E stock                                                            (202,987)                                        (202,987)
Issuance of Series F convertible
  debt with warrants and
  beneficial conversion feature                                          1,600,000                                        1,600,000
Conversion of Series F convertible
  debt                                             5,611,344    56,113   1,403,885                                        1,459,998
Interest on Series F convertible
  debt paid in common stock                            1,269        13         752                                              765
Issuance of Series G convertible
  debt with warrants and beneficial
  conversion feature                                                       690,709                                          690,709
Conversion of Series G convertible debt              277,778     2,777      47,225                                           50,002
Issuance--common stock                               150,000     1,500     148,500                                          150,000
401(k) contributions                                 193,818     1,938      69,885                                           71,823
Stock bonus to officer                                75,071       751      88,583                                           89,334
Issuance of common stock for
  equity line                                      2,553,174    25,532   1,341,265                                        1,366,797
Change in unrealized gain (loss)
  of investment securities available
  for sale                                                                                             210                     210
  Net loss                                                                                                   (8,342,244) (8,342,244)
                              --------   ------    ---------    ------   ----------     -------       -----  ----------  ----------
BALANCE, SEPTEMBER 30, 2002      1,192   $   12   37,255,142  $372,551  $80,871,758     $     -       $   - $(80,182,150) $1,062,171


                                                                   (Continued)

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2004, 2003, AND 2002

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                Accumulated
                                   Preferred                            Additional                 Other
                                Series E Stock        Common Stock       Paid-In     Unearned   Comprehensive Accumulated
                               Shares     Amount    Shares     Amount    Capital   Compensation    Income      Deficit       Total
-----------------------------------------------------------------------------------------------------------------------------------
Exercise of warrants                               1,435,500   $14,355   $ 255,027                                        $ 269,382
Stock issued to employees for
  service                                          4,409,932    44,099     920,117                                          964,216
Stock options issued to non-
  employees for service                                                      6,727                                            6,727
Stock issued to nonemployees
  for service                                        559,089     5,591     123,100                                          128,691
Conversion of Preferred Series
  E to common stock           (1,192)       (12)   1,018,439    10,184     (10,172)                                               -
Dividends on Preferred Series E
  paid in common stock                                97,389       974      98,650                                           99,624
Dividends accrued on Preferred
  Series E stock                                                           (21,189)                                         (21,189)
Conversion of Series F
  convertible debt                                   979,670     9,797     130,203                                          140,000
Interest on Series F
  convertible debt paid in common
  stock                                               22,608       226       4,040                                            4,266
Conversion of Series G
  convertible debt                                 8,076,420    80,764   1,169,236                                        1,250,000
Interest on Series G convertible
 debt paid in common stock                           109,428     1,094      20,378                                           21,472
Issuance of Series H convertible
  debt with warrants and
  beneficial conversion feature                                          1,054,647                                        1,054,647
Conversion of Series H convertible debt            3,003,929    30,039   1,219,961                                        1,250,000
Interest on Series H convertible
  debt paid in common stock                           80,010       800      25,430          --         --           --       26,230
Issuance of Cambrex note payable
  with beneficial conversion
  feature                                                                  106,716                                          106,716
Costs for equity related
  transactions                                                             (40,600)                                         (40,600)
Sale of common stock to Eastern
  Biotech                                          1,100,000    11,000     489,000                                          500,000
Exercise of options                                    6,667        67       2,133                                            2,200
401(k) contributions                                 134,336     1,344      45,707                                           47,051
Issuance of common stock for
  equity line                                      2,877,786    28,778     696,222                                          725,000
Net loss                                                                                                      (6,371,498)(6,371,498)
                              ------   -----      ----------   -------  ----------      -----        ----     ----------  ---------
BALANCE, SEPTEMBER 30, 2003        -   $   -      61,166,345  $611,663 $87,167,091      $   -        $  -   $(86,553,648)$1,225,106


                                                                  (Continued)

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2004, 2003, AND 2002

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                Accumulated
                                   Preferred                            Additional                 Other
                                Series E Stock        Common Stock       Paid-In     Unearned   Comprehensive Accumulated
                               Shares     Amount    Shares     Amount    Capital   Compensation    Income      Deficit       Total
-----------------------------------------------------------------------------------------------------------------------------------
Exercise of warrants                               614,520    $ 6,145    $285,077   $       -                              $291,222
Stock issued to employees for
  service                                          180,959      1,810     169,630     (14,237)                              157,203
Stock issued to nonemployees
  for service                                        7,414         74       7,859                                             7,933
Conversion of Series H
  convertible debt                                 179,436      1,794      98,206                                           100,000
Interest on Series H convertible
  debt paid in common stock                          3,210         32       1,757                                             1,789
Exercise of options                                213,503      2,135     103,731                                           105,866
Modification of employee options                                            7,597                                             7,597
401(k) contributions                                72,495        725      51,751                                            52,476
Issuance of common stock for
  equity line                                      307,082      3,071     336,929                                           340,000
Sale of common stock                             9,402,403     94,025   7,705,945                                         7,799,970
Costs for equity related
  transactions                                                           (591,611)                                         (591,611)
  Net loss                          -        -           -          -           -           -            -  (4,199,722)  (4,199,722)
                                -----     ----  ----------    -------   ---------     -------       ------  ----------   ----------
BALANCE, SEPTEMBER 30, 2004         -    $   -  72,147,367   $721,474 $95,343,962    $(14,237)      $    - $(90,753,370) $5,297,829
                                =====     ====  ==========    =======  ==========     =======       ======  ===========  ==========






See notes to consolidated financial statements.

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2004, 2003, AND 2002
------------------------------------------------------------------------------
                                               2004         2003          2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                   (4,199,722)  (6,371,498)  (8,342,244)
Adjustments to reconcile net loss to net
  cash used for operating activities:
  Depreciation and amortization               198,269      199,117      226,514
  Issuance of stock options for services            -        6,727       (2,262)
  Repriced options                                  -            -     (593,472)
  Common stock bonus granted to officer             -            -       89,334
  Issuance of common stock for services       165,136    1,092,907      566,490
  Common stock contributed to 401(k) plan      52,476       47,051       71,823
  Net realized (gain) loss on sale of
   securities                                       -            -       (2,758)
    Impairment loss on abandonment of
      patents                                  43,351        9,828       39,960
    Gain on retired equipment                       -       (5,913)           -
    Gain on sale of equipment                       -      (26,463)           -
    R&D expenses paid with note payable             -            -      872,517
    Amortization of deferred financing costs   16,243      385,170      276,785
    Amortization of discount on note payable   30,916      113,300      262,500
    Amortization of discount on
      convertible debt                         67,118    1,738,241    1,539,994
  Changes in assets and liabilities:
     Decrease (increase)  in interest and
       other receivables                       25,795      (15,574)       8,899
      (Increase) decrease in prepaid
         expenses                            (151,066)      87,752      413,935
      (Decrease) increase in accounts
        payable and accrued expenses         (418,974)      15,216      321,297
      (Decrease) increase in due to
        officer/shareholder and employees    (221,795)     197,523       29,131
      Increase in deposits held                     -        3,000            -
      Decrease in deferred rent                (5,540)     (15,192)     (10,486)
                                              -------     --------     --------
      Net cash used for operating
       activities                          (4,397,793)  (2,538,808)  (4,232,043)
                                           ----------   ----------   ----------

CASH FLOWS  (USED FOR)  PROVIDED BY
  INVESTING ACTIVITIES:
  Sales and maturities of investments               -            -      596,352
  Proceeds from disposal of equipment               -        7,812            -
  Purchases of equipment                      (52,175)      (6,905)     (15,313)
  Expenditures for patent costs              (121,430)     (93,509)     (39,439)
                                            ---------    ---------     --------

     Net cash (used for) provided by
       investing activities                  (173,605)     (92,602)     541,600
                                             ---------     -------     --------


                                                             (Continued)

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2004, 2003, AND
2002
---------------------------------------------------------------------------
                                                2004         2003         2002
CASH FLOWS PROVIDED BY
  FINANCING  ACTIVITIES:
  Proceeds from issuance of common stock     7,799,970     500,000      150,000
  Proceeds from exercise of warrants           291,222     269,382       22,713
  Draw-downs on equity line (net)              340,000     725,000    1,366,797
  Exercise and modification of stock
     options                                   113,463       2,200            -
  Proceeds from short-term loan                      -      25,000            -
  Payment on short-term loan                         -     (25,000)           -
  Payments on notes payable                   (871,322)   (276,122)           -
  Proceeds from convertible debt                     -   1,350,000    2,900,000
  Costs for convertible debt transactions            -    (224,419)    (453,781)
  Costs for equity related transactions       (591,611)    (40,600)           -
                                             ---------    --------     --------
    Net  cash provided by
        financing activities                 7,081,722   2,305,441    3,985,729
                                             ---------   ---------    ---------
NET  INCREASE (DECREASE)  IN CASH            2,510,324    (325,969)     295,286
                                             ---------   ---------    ---------
CASH, BEGINNING OF YEAR                      1,753,307   2,079,276    1,783,990
                                             ---------   ---------    ---------
CASH, END OF YEAR                           $4,263,631  $1,753,307   $2,079,276
                                            ==========  ==========   ==========

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2004, 2003, AND 2002
------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION ON NONCASH TRANSACTIONS         2004          2003           2002

CONVERSION OF PREFERRED STOCK INTO COMMON STOCK:

  Decrease in preferred stock                       $      -      $      (12)     $     (47)
  Increase in common stock                                 -          10,184         42,822
  Decrease in additional paid-in capital                   -         (10,172)       (42,775)
                                                    --------      ----------      ---------
                                                    $      -      $        -      $       -
                                                    ========      ==========      =========
COMMON STOCK IN LIEU OF CASH DIVIDENDS AND INTEREST
  ON PREFERRED STOCK:
  Decrease in accrued liabilities                          -         (99,625)      (133,102)
  Increase in common stock                                 -             974          1,227
  Increase in additional paid-in capital                   -          98,651        131,875
                                                    --------      ----------      ---------
                                                    $      -      $        -      $       -
                                                    ========      ==========      =========
ACCRUAL OF DIVIDENDS ON PREFERRED STOCK:
  Increase in accrued liabilities                   $      -      $   21,189      $ 202,987
  Decrease in additional paid-in capital
                                                           -         (21,189)      (202,987)
                                                    --------      ----------      ---------
                                                    $      -      $        -      $       -
                                                    ========      ==========      =========
ISSUANCE OF CONVERTIBLE DEBT WITH WARRANTS
  AND BENEFICIAL CONVERSION:
  Decrease in convertible debt                      $      -     $(1,054,647)    (2,290,709)
  Increase in additional paid-in capital                   -       1,054,647      2,290,709
                                                    --------      ----------      ---------
                                                    $      -      $        -      $       -
                                                    ========      ==========      =========

CONVERSION OF CONVERTIBLE DEBT INTO COMMON STOCK:
  Decrease in convertible debt                     $(100,000)    $(2,640,000)   $(1,510,000)
  Increase in common stock                             1,794         120,600         58,890
  Increase in additional paid-in capital              98,206       2,519,400      1,451,110
                                                    --------      ----------      ---------
                                                    $      -      $        -      $       -
                                                    ========      ==========      =========
CONVERSION OF INTEREST ON CONVERTIBLE DEBT
  INTO COMMON STOCK:
  Decrease in accrued liabilities                   $ (1,789)     $  (51,968)     $    (765)
  Increase in common stock                                32           2,120             13
  Increase in additional paid-in capital               1,757          49,848            752
                                                    --------      ----------      ---------
                                                    $      -      $        -      $       -
                                                    ========      ==========      =========
CHANGES IN UNEARNED COMPENSATION
  FOR VARIABLE OPTIONS:
  Decrease in additional paid-in capital            $      -      $        -      $ (19,636)
  Decrease in unearned compensation                        -               -         19,636
                                                    --------      ----------      ---------
                                                    $      -      $        -      $       -
                                                    ========      ==========      =========

ACCRETION TO THE BENEFICIAL CONVERSION
  ON PREFERRED STOCK:
  Increase in additional paid-in capital            $      -      $   76,720     $1,444,757
  Decrease in additional paid-in capital                   -         (76,720)    (1,444,757)
                                                    --------      ----------      ---------
                                                    $      -      $        -      $       -
                                                    ========      ==========      =========

                                                                  (continued)

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2004, 2003, AND 2002
-------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION ON NONCASH TRANSACTIONS         2004           2003          2002

EQUIPMENT COSTS INCLUDED IN ACCOUNTS PAYABLE:
  Increase in equipment costs                       $  (31,728)     $    (157)      $   (677)
  Increase in accounts payable                          31,728            157            677
                                                    ----------      ---------       --------
                                                    $        -      $       -       $      -
                                                    ==========      =========       ========

PATENT COSTS INCLUDED IN ACCOUNTS PAYABLE:
  Increase in patent costs                          $  (15,539)     $ (11,659)     $ (17,321)
  Increase in accounts payable                          15,539         11,659         17,321
                                                    ----------      ---------       --------
                                                    $        -      $       -       $      -
                                                    ==========      =========       ========

BENEFICIAL CONVERSION FEATURE OF NOTE PAYABLE:
  Increase in additional paid-in capital            $        -      $ 106,716       $      -
  Decrease in notes payable                                  -       (106,716)             -
                                                    ----------      ---------       --------
                                                    $        -      $       -       $      -
                                                    ==========      =========       ========

SURRENDER OF DEPOSIT AND SALE OF EQUIPMENT TO
REDUCE NOTE PAYABLE:
  Decrease in deposits                              $        -      $ 125,000       $      -
  Decrease in equipment, net                                 -        100,000              -
  Decrease in notes payable                                  -       (225,000)             -
                                                    ----------      ---------       --------
                                                    $        -      $       -       $      -
                                                    ==========      =========       ========

CONVERSION OF ACCOUNTS PAYABLE INTO NOTES PAYABLE:
  Decrease in accounts payable                      $        -      $(199,928)      $      -
  Increase in notes payable                                  -        199,928              -
                                                    ----------      ---------       --------
                                                    $        -      $       -       $      -
                                                    ==========      =========       ========

RECLASS OF INVENTORY TO EQUIPMENT:
  Decrease in inventory                             $        -      $   6,839       $      -
  Increase in equipment                                      -         (6,839)             -
                                                    ----------      ---------       --------
                                                    $        -      $       -       $      -
                                                    ==========      =========       ========

CASHLESS EXERCISE OF WARRANTS:
  Increase in common stock                          $    3,698      $       -       $      -
  Decrease in additional paid-in capital                (3,698)             -              -
                                                    ----------      ---------       --------
                                                    $        -      $       -       $      -
                                                    ==========      =========       ========

See notes to consolidated financial statements.

CEL-SCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2004, 2003 AND 2002

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

f. Patents--Patent expenditures are capitalized and amortized using the straight-line method over 17 years. In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the years ended September 30, 2004, 2003 and 2002, the Company recorded patent impairment charges of $43,351, $9,828 and $39,960, respectively, for the net book value of patents abandoned during the year.These amounts are included in general and administrative expenses.

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

h. Prepaid Expenses--The majority of prepaid expenses consist of manufacturing production advances and bulk purchases of laboratory supplies to be consumed in the manufacturing of the Company's product for clinical studies. During the year ended September 30, 2004, $43,184 in expired (but still useable) inventory was returned to the vendor and replaced by the vendor at no cost.

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

n. New Pronouncements--In November 2004 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an amendment of AB 43, Chapter 4". This statement amends ARB 43, Chapter 4, to clarify accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current-period charges in all circumstances. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a material effect on its financial position, results of operations or cash flows.

    In December 2004 the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment (stock options and restricted stock) issued to employees. SFAS No. 123R applies to all transactions involving issuance of equity by a Company in exchange for goods and services, including employees. SFAS No. 123R is effective for fiscal periods beginning after June 15, 2005. The Company has not determined the impact of adopting SFAS No. 123R.

    On December 16, 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of nonmonetary assets that do not have commercial substance. The Statement is to be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that SFAS No. 153 will have a material impact on its results of operations or cash flows.

o. Stock-Based Compensation-- In October 1996, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement encourages but does not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in APB No. 25, "Accounting for Stock Issued to Employees, and related Interpretations". In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends SFAS No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method. If the Company had elected to recognize compensation expense based on the fair value of the awards granted, consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                                 Year Ended September 30,
                                      ----------------------------------------
                                           2004           2003          2002
                                           ----          -----          ----
      Net loss:
        As reported                   $(4,199,722)   $(6,371,498)  $ (8,342,244)

    Add/(subtract):  Recording of
        and reversal of compensation
        expense for stock-based per-
        formance awards included in
        reported net loss, net of
        related tax effects                 7,597              -       (593,472)
      Add:  Total stock-based
        employee compensation expense
        determined under fair-value
        based method for all awards,
         net of related tax effects    (1,050,113)      (971,076)      (990,949)
                                       ----------       --------      ---------
        Pro forma net loss            $(5,242,238)    $(7,342,574)  $(9,926,665)

      Net loss per common share:
        As reported                   $     (0.06)    $     (0.13)  $     (0.35)
        Pro forma                     $     (0.08)    $     (0.15)  $     (0.40)

      The weighted average fair value at the date of grant for options granted during fiscal years 2004, 2003 and 2002 was $0.48, $0.22, and $0.49, per option, respectively.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:
                                          2004          2003          2002
                                          ----          ----          ----
      Expected stock risk volatility        88%           77%        90 to 93%
      Risk-free interest rate         3.13-4.25         3.12%    4.10 to 4.12%
      Expected life options             5 Years       5 Years          5 Years
      Expected dividend yield              -               -              -

      The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of the effect on future amounts.

      The Company's stock options are not transferable, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. The Company has based its assumption for stock price volatility on the variance of monthly closing prices of the Company's stock. The risk-free rate of return used for fiscal years 2004 and 2003 equals the yield on five-year zero-coupon U.S. Treasury issues on the grant date. The risk-free rate of return used for fiscal years 2002 and 2001 equals the yield on one to six year zero-coupon U.S. Treasury issues on the date of grant. No discount was applied to the value of the grants for nontransferability or risk of forfeiture.

2. OPERATIONS AND FINANCING

   The Company has incurred significant costs since its inception in connection with the acquisition of certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities, and clinical trials. The Company has funded such costs with proceeds realized from the public and private sale of its common and preferred stock. The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts. The Company expects to receive additional funding from private investors subsequent to September 30, 2004; however, there can be no assurances that the Company will be able to raise additional capital or obtain additional financing. To date, the Company has not generated any revenue from product sales. The ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain.

   The Company plans to seek continued funding of the Company's development by raising additional capital. In fiscal year 2003 and fiscal year 2002, the Company reduced its discretionary expenditures. Fiscal year 2004 expenditures remained in line with fiscal year 2003 expenditures. If necessary, the Company plans to further reduce discretionary expenditures in fiscal year 2005; however such reductions would further delay the development of the Company's products. It is the opinion of management that sufficient funds will be available from external financing and additional capital and/or expenditure reductions in order to meet the Company's liabilities and commitments as they come due during fiscal year 2005.
   Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

3. INVESTMENTS

   The Company has invested in highly liquid notes during fiscal year 2004 with maturity dates of less than three months. These investments are classified as cash and cash equivalents. There were no investments or associated unrealized gains or losses as of September 30, 2004 or 2003. The gross realized gains and losses of sales of investments available-for-sale for the years ended September 30, 2004, 2003, and 2002, are as follows:

                                                  2004      2003       2002
                                                  ----      ----       ----
   Realized gains                              $     -    $     -    $ 2,758
                                               =======    =======    =======

4. RESEARCH AND OFFICE EQUIPMENT

   Research and office equipment at September 30, 2004 and 2003, consists of the following:
                                                   2004            2003
                                                   ----            ----
   Research equipment                         $ 1,619,780      $1,999,475
   Furniture and equipment                        222,549         238,422
   Leasehold improvements                          43,041          43,041
                                              -----------      ----------
                                                1,885,370       2,280,938

   Less:  Accumulated depreciation and
   amortization                                (1,651,758)     (2,002,232)
                                               ----------     -----------
   Net research and office equipment          $   233,612         278,706
                                              ===========      ==========

5. INCOME TAXES

   At September 30, 2004 the Company had a federal net operating loss carry-forward of approximately $79.2 million expiring from 2005 through 2024. The Company has deferred tax assets of approximately $30.8 million and $32.5 million at September 30, 2004 and 2003, respectively. The deferred tax assets are principally a result of the net operating loss carryforwards.

   At both September 30, 2004 and 2003, the Company has recognized a valuation allowance to the full extent of its deferred tax assets. In assessing the realization of the deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax assets are dependent upon the generation of future income. Management has considered the history of the Company's operating losses and believes that the realization of the benefit of the deferred tax assets cannot be determined. In addition, under the Internal Revenue Code Section 382 the Company's ability to utilize these net operating loss carryforwards may be limited or eliminated in the event of a change in ownership. Internal Revenue Code
   Section 382 generally defines a change in ownership as the situation where there has been a more than 50 percent change in ownership of the value of the Company within the last three years.

   For fiscal years 2004, 2003 and 2002, the Company's federal statutory tax rate was 35% and the state tax rate was 6%. The effective tax rate was 0%. The difference between the rates was primarily attributable to the effect of non-deductible interest expense related to convertible notes (1%, 11% and 7% for the fiscal years 2004, 2003 and 2002, respectively) and the non-recognition of deferred taxes due to the valuation allowance.

6. STOCK OPTIONS, BONUS PLAN AND WARRANTS

   Non-Qualified Stock Option Plan--At September 30, 2004, the Company has collectively authorized the issuance of 8,760,000 shares of common stock under the Non-Qualified Plan. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options are to be determined by the Company's Compensation Committee, which administers all of the plans. The Company's employees, directors, officers, and consultants or advisors are eligible to be granted options under the Non-Qualified Plan.

   Information regarding the Company's Non-Qualified Stock Option Plan is summarized as follows:
                                          Outstanding           Exercisable
                                      -------------------    -----------------
                                                 Weighted            Weighted
                                                 Average             Average
                                                 Exercise            Exercise
                                        Shares    Price     Shares    Price
                                      -------------------   -----------------
   Options outstanding,
     October 1, 2001                  3,360,066    $1.29   1,640,047  $ 1.38

      Options granted                   860,000     0.44
      Options exercised                       -        -
      Options forfeited                (146,632)    1.50
                                     ----------

   Options outstanding,
     September 30, 2002               4,073,434     1.10   3,159,938    1.25

      Options granted                 2,582,165     0.22
      Options exercised                  (6,667)    0.33
      Options forfeited                (194,959)    1.44
                                     ----------

   Options outstanding,
     September 30, 2003               6,453,973     0.74   3,319,317    1.18

      Options granted                   670,000     0.61

      Options exercised                (198,503)    0.43

      Options forfeited                 (26,332)    0.28
                                      ---------
   Options outstanding,
     September 30, 2004               6,899,138     0.74   4,288,847   0.98
                                      =========

    At September 30, 2004, options outstanding and exercisable were as follows:

                              Weighted      Weighted                  Weighted
                              Average       Average                    Average
   Range of                   Exercise     Remaining                  Exercise
   Exercise       Number       Price      Contractual     Number        Price
    Prices     Outstanding  Outstanding      Life      Exercisable   Exercisable

$0.16 - $0.24   2,430,000    $  0.22       8.49 years     748,030      $ 0.22
$0.33 - $0.50     408,333    $  0.34       7.63 years     255,006      $ 0.33
$0.54 - $0.81     961,500    $  0.59       9.19 years     194,334      $ 0.54
$1.05 - $1.58   2,395,266    $  1.07       1.67 years   2,387,768      $ 1.07
$1.67 - $2.51     677,109    $  1.79       0.96 years     677,109      $ 1.79
$3.25 - $4.88      25,800    $  3.34       2.57 years      25,800      $ 3.34
$6.25 - $9.38         800    $  6.25       4.00 years         800      $ 6.25

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

   In July 2001, the Company repriced 1,298,098 outstanding employee and director stock options under the Nonqualified Plans that were priced over $2.00 down to $1.05. In accordance with Financial Interpretation No. 44 (FIN
   44), such repriced options are considered to be variable options. During the year ended September 30, 2001, compensation charges of $364,532 were recorded in the consolidated statement of operations and unearned compensation of $11,916 was recorded on the consolidated balance sheet as of September 30, 2001. The compensation expense was originally determined based upon the difference between the fair market value of the Company's common stock at the date of modification and the exercise price of each stock option. On September 30, 2001, the incremental compensation expense was determined based on the difference between the fair market value of the stock on September 30, 2001, and the exercise price, less the previously recorded expense. During the year ended September 30, 2002, the change in the market value of the Company's common stock resulted in the reversal of $364,532 of compensation expense. Changes in the fair market value of the Company's stock may result in future changes to compensation expense. There was no expense recorded during the years ended September 30, 2004 and 2003. As of September 30, 2004, 1,194,266 options remain outstanding.

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

   In November 2002 and March 2003, the Company extended the expiration date on 897,000 options from the Nonqualified Stock Option Plan with exercise prices ranging from $1.05 to $1.94. The options originally expired from January 2003 to October 2003, but were extended to expiration dates ranging from January 2005 to October 2005. Each of these two dates was considered a new measurement date. At each of the dates of modification, the exercise price of the options exceeded the fair market value of the Company's common stock and no compensation expense was recorded. As of September 30, 2004, all options remain outstanding.

   In June 2004, the vesting of 10,700 nonqualified stock options was accelerated for an employee leaving the Company. Compensation expense of $7,597 was recorded for the modification.

   Incentive Stock Option Plan--At September 30, 2004, the Company has collectively authorized the issuance of 4,100,000 shares of common stock under the Incentive Stock Option Plan. Options vest after a one-year to three-year period and expire no later than ten years after the grant date. Terms of the options are to be determined by the Company's Compensation Committee, which administers all of the plans. Only the Company's employees and directors are eligible to be granted options under the Incentive Plan.

   Information regarding the Company's Incentive Stock Option Plan is summarized as follows:
                                             Outstanding           Exercisable
                                           ------------------   ----------------
                                                     Weighted           Weighted
                                                     Average            Average
                                                     Exercise           Exercise
                                            Shares    Price     Shares   Price
                                          --------- ---------  -------  --------
Options outstanding, October 1, 2001      1,170,100   $1.65     862,103  $2.33

     Options granted                         81,000    1.08
     Options exercised                            -       -
     Options forfeited                            -       -
                                          ---------

Options outstanding, September 30, 2002   1,251,100    1.62   1,062,769   1.69

     Options granted                      2,550,000    0.22
     Options exercised                            -       -
     Options forfeited                            -       -
                                          ---------

Options outstanding, September 30, 2003   3,801,100    0.68   1,162,768   1.65

       Options granted                      100,000    1.13
       Options exercised                    (15,000)   1.05
       Options forfeited                    (53,000)   1.15
                                          ---------
 Options outstanding, September 30, 2004  3,833,100    0.68   2,006,435   1.05
                                          =========

   At September 30, 2004, options outstanding and exercisable were as follows:

                              Weighted      Weighted                  Weighted
                              Average       Average                    Average
   Range of                  Exercise      Remaining                  Exercise
   Exercise       Number       Price      Contractual     Number        Price
    Prices     Outstanding  Outstanding      Life      Exercisable   Exercisable
  ---------    -----------  -----------   -----------  -----------  ------------

$0.22 - $0.33    2,550,000   $ 0.22        8.50 years    850,001      $ 0.22
$1.00 - $1.50    1,041,066   $ 1.08        4.54 years    914,400        1.08
$1.85 - $2.78       81,167     2.00        2.87 years     81,167        2.00
$2.87 - $4.31       30,167     3.40        0.84 years     30,167        3.40
$4.50 - $6.75      129,600     5.06        3.69 years    129,600        5.06
$9.00 -$13.50        1,100   $10.09        1.73 years      1,100       10.09

   During fiscal year 2001, the Company extended the expiration date on 50,000 options at $2.87 from the Incentive Stock Option Plan. The options were to expire November 1, 2001, and were extended to November 1, 2002. The options had originally been granted in November 1991. November 1, 2001 was considered a new measurement date; however, the exercise price on all the options modified exceeded the fair market value of the Company's common stock, and therefore, no compensation expense was recorded. The options were further extended to November 1, 2005. There was no compensation expense recorded because the exercise price on the options exceeded the fair market value of the Company's common stock.

   In July 2001, the Company repriced 816,066 outstanding employee and director stock options under the Incentive Stock Option Plan that were priced over $2.00 down to $1.05. In accordance with FIN 44, such repriced options are considered to be variable options. During the year ended September 30, 2001, compensation charges of $228,940 were recorded in the consolidated statement of operations and unearned compensation of $7,720 was recorded on the consolidated balance sheet as of September 30, 2001. The compensation expense was originally determined based upon the difference between the fair market value of the Company's common stock at the date of modification and the exercise price of each stock option. On September 30, 2001, the incremental compensation expense was determined based on the difference between the fair market value of the stock on September 30, 2001, and the exercise price, less the previously recorded expense. During the year ended September 30, 2002, this charge was completely reversed as the stock price declined. No expense was recorded during the year ended September 30, 2003 related to these options. As of September 30, 2004, 751,066 options remain outstanding. Changes in the fair market value of the Company's common stock may result in future changes in compensation expenses.

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

   In March 2003, the Company extended the expiration date on 105,500 options from the Incentive Stock Option Plan with exercise prices ranging from $1.05 to $1.94. The options originally expired from August 2003 to March 2004 but were extended to expiration dates ranging from August 2005 to March 2006. This was considered a new measurement date with respect to all of the modified options. At each of the dates of modification, the exercise price of the options exceeded the fair market value of the Company's common stock and no compensation expense was recorded. As of September 30, 2004, all options remain outstanding.

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

   During fiscal year 1999, the Company granted a consultant options to purchase a total of 50,000 shares of the Company's common stock. The fair value of the options is expensed over the life of the consultant's contract. All 50,000 options became exercisable during fiscal year 1999 at $2.50 per share. All options expired February 4, 2004.

   During fiscal year 2001, the Company granted options to consultants to purchase a total of 180,000 shares of the Company's common stock at exercise prices ranging from $1.05 to $1.63 expiring from June to July of 2006. As of September 30, 2004, all options were outstanding. Total compensation of $77,206 was expensed for these options. The compensation expense was determined using the Black-Scholes pricing methodology with the following assumptions:

         Expected stock risk volatility         98% to 104%
         Risk-free interest rate             3.12% to 4.12%
         Expected life of option                    3 Years
         Expected dividend yield                        -0-

   In connection with the April 2001 common stock purchase agreement discussed in Note 13, the Company issued 200,800 common stock purchase warrants. Each warrant entitled the holder to purchase one share of common stock at $1.64 per share. The warrants expired in April 2004. The warrants had a relative fair value of $200,000 calculated using the Black-Scholes pricing methodology with the following assumptions:

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

   In August 2001, the Company issued 272,108 common stock purchase warrants in connection with a private offering of common stock as discussed in Note 13. Each warrant entitled the holder to purchase one share of common stock at $1.75 per share. The warrants were due to expired in July 2004, but were extended to July 2007. The extension of the warrants had a relative fair value of $80,035 calculated using the Black-Scholes pricing methodology with the following assumptions:

         Expected stock risk volatility                87%
         Risk-free interest rate                     2.25%
         Expected life of warrant                  3 Years
         Expected dividend yield                       -0-

   The fair value of the warrant extension has been recorded as an addition to additional paid-in capital and also a charge to additional paid-in capital since the Company is in an accumulated deficit position.

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

   During the year ended September 30, 2004, 244,724 warrants were exercised for proceeds of $291,222. As of September 30, 2004, 23,758 Series E warrants remained outstanding.

   Warrants were issued in connection with the issuance of the convertible debt in December 2001 and January 2002. The Series F warrants allowed the holders to purchase up to 960,000 shares of the Company's common stock at a price equal to 110% of the closing price per share at any time prior to the date which is seven years after the closing of the transaction. The warrant price was adjustable if the Company sold any additional shares of its common stock statement was declared effective by the Securities and Exchange Commission
   (SEC), and every three months following the effective date, the warrant exercise price was adjusted to an amount equal to 110% of the conversion price of the convertible debt on such date, provided that the adjusted price was lower than the warrant exercise price on that date. In accordance with the terms of the warrants, the exercise price was adjusted to $0.65 per share on January 17, 2002. On April 17, 2002, the price was adjusted to $0.24, on July 17, the price was adjusted to $0.19, and on October 17, 2002 the price was adjusted to $0.153. There were no further adjustments in accordance with the terms of the warrants since the adjusted price would have been higher. As of September 30, 2002, $1,460,000 of the notes had been converted into 5,611,344 shares of common stock. As of November 30, 2002, all convertible debt had been converted into a total of 6,592,461 shares of the Company's common stock. In addition, 104,500 warrants were exercised during the year ended September 30, 2002, for proceeds of $22,713. During the year ended September 30, 2003, 435,500 warrants were exercised for proceeds of $66,632. During the year ended September 30, 2004, 420,000 warrants were exercised in a cashless exercise as allowed by the contract. As of September 30, 2004 there are no remaining Series F warrants.

   Warrants were also issued in connection with the issuance of the convertible debt in July and September 2002. The Series G warrants allowed the holders to purchase up to 900,000 shares of the Company's common stock at a price equal to $0.25 per share at any time prior to July 12, 2009. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable warrant exercise price, the warrant exercise price will be lowered to the price at which the shares were sold or the lowest price at which the securities were convertible, as the case may be. The warrant exercise price is adjusted every three months to an amount equal to 110% of the conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. If the warrant exercise price is adjusted, the number of shares of common stock issuable upon the exercise of the warrant would be increased by the product of the number of shares of common stock issuable upon the exercise of the warrant immediately prior to the sale multiplied by the percentage by which the warrant exercise price was reduced. In accordance with the terms of the warrants, the exercise price was adjusted to $0.18 on December 9, 2002. The exercise price was adjusted to $0.145 on March 9, 2003. In accordance with the terms of the warrants, there were no further adjustments since the price would have been higher. As of September 30, 2002, $50,000 of the notes had been converted into 277,778 shares of common stock. During the year ended September 30, 2003, all of the remaining convertible debt were converted into 8,076,420 shares of common stock for a total conversion of 8,354,198 shares of common stock for Series G convertible debt. In addition, interest totaling $21,472 was converted into 109,428 shares of common stock during the year ended September 30, 2003. During the year ended September 30, 2003, 450,000 warrants were exercised for proceeds of $65,250. As of September 30, 2004, 450,000 Series G warrants remain outstanding.

   Warrants were also issued in connection with the issuance of the convertible debt in January and July 2003. The Series H warrants allowed the holders to purchase up to 1,100,000 shares of the Company's common stock at a price equal to $0.25 per share at any time prior to January 7, 2010. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable exercise price of the Series H warrants, the exercise price of the Series H warrants will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. If the exercise price of the Series H warrants is adjusted, the number of shares of common stock issuable upon the exercise of the Series H warrants will be increased by the product of the number of shares of common stock issuable upon the exercise of the warrant immediately prior to the sale multiplied by the percentage by which the warrant exercise price is reduced. However, neither the exercise price nor the shares issuable upon the exercise of the Series H warrants will be adjusted as the result of shares issued in connection with a permitted financing. Every three months after June 26, 2003, the exercise price of the Series H warrants will be adjusted to an amount equal to 110% of the conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. During the year ended September 30, 2003, $1,250,000 of the total Series H convertible debt were converted into 3,003,929 shares of common stock. Additionally, interest of $26,230 was converted into 80,010 shares of common stock. As of October 2, 2003, all of the Series H notes had been converted into a total of 3,183,358 shares of common stock and total interest of $32,914 had been converted into 83,227 shares of common stock. During the year ended September 30, 2003, 550,000 warrants were exercised at $0.25 for proceeds of $137,500. As of September 30, 2004, 550,000 Series H warrants remain outstanding.

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

   On December 1, 2003, CEL-SCI sold 2,999,964 shares of its common stock, to a group of private institutional investors for approximately $2,550,000, or $0.85 per share. As part of this transaction, the investors in the private offering received Series J warrants which allow the investors to purchase 991,003 shares of CEL-SCI's common stock at a price of $1.32 per share at any time prior to December 1, 2006. An investment broker received warrants totaling 5% of the investment of its clients in the common stock of the Company. The investment broker received 91,750 warrants with a fair value of $64,999. This fair value was determined using the Black-Scholes pricing methodology with the following assumptions:

      Expected stock risk volatility           97%
      Risk-free interest rate                2.00%
      Expected life of options             3 Years
      Expected dividend yield                  -0-

   The fair value of the warrants has been recorded as an addition to additional paid-in capital and also as a charge to additional paid-in capital since the Company is in an accumulated deficit position.

   On May 4, 2004, the CEL-SCI sold 6,402,439 shares of its common stock to a group of private institutional investors for $5,250,000 and associated costs of $498,452. As part of this transaction, the investors in the private offering received warrants which allow the investors to purchase 76,642 shares of CEL-SCI's common stock at a price of $1.37 per share at any time prior to May 4, 2009. These warrants were valued at $38,127. This fair value was determined using the Black-Scholes pricing methodology with the following assumptions:

      Expected stock risk volatility          87%
      Risk-free interest rate               2.00%
      Expected life of options            3 Years
      Expected dividend yield                 -0-

   The fair value of the warrants has been recorded as an addition to additional paid-in capital and also as a charge to additional paid-in capital since the Company is in an accumulated deficit position.

   Stock Bonus Plan-- At September 30, 2004, the Company had been authorized to issue up to 2,940,000 shares of common stock under the Stock Bonus Plan. All employees, directors, officers, consultants, and advisors are eligible to be granted shares. During the year ended September 30, 2002, 327,530 shares with related expenses of $186,594 were issued under the Plan and recorded in the consolidated statement of operations. During the year ended September 30, 2003, 134,336 shares with related expenses of $47,051 were issued under the Plan and recorded in the consolidated statement of operations. During the year ended September 30, 2004, 72,495 shares were issued to the Company's 401(k) plan for a cost of $52,476.

   Stock Compensation Plan-- During the year ended September 30, 2004, 1,000,000 shares were authorized for use in the Company's stock compensation plan. Of these shares, 25,050 shares were issued during the year ended September 30, 2004 as compensation for salary increases extending through August 31, 2005. The shares were issued at $0.62 per share for a total cost of $15,531. Of this, $14,237 is recorded as unearned compensation in the consolidated balance sheet.

7. EMPLOYEE BENEFIT PLAN

   The Company maintains a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code, subject to the Employee Retirement Income Security Act of 1974, as amended, and covering substantially all Company employees. Each participant's contribution is matched by the Company with shares of common stock that have a value equal to 100% of the participant's contribution, not to exceed the lesser of $10,000 or 6% of the participant's total compensation. The Company's contribution of common stock is valued each quarter based upon the closing bid price of the Company's common stock. The expense for the years ended September 30, 2004, 2003, and 2002, in connection with this Plan was $56,158, $48,437, and $71,823, respectively.

8. OPTIONAL SALARY ADJUSTMENT PLAN

   In July 2001, the Company issued an "Optional Salary Adjustment Plan" (the "Plan"). The terms of the Plan allow certain employees the option to forgo salary increments of $6,000 in exchange for stock options for the period beginning from July 16, 2001, through October 15, 2001. In accordance with the Plan, employees will receive 40,000 stock options for each salary increment of $6,000. The total amount of options to be granted under the Plan is limited to 1,200,000. For the year ended September 30, 2002, 180,000 options were issued in lieu of compensation of $27,000. No compensation expense was recorded for the options since such options were issued with exercise prices equal to the fair market value of the Company's common stock on the date of grant. During the years ended September 30, 2004 and 2003, there were no options issued in lieu of compensation.

9. COMMITMENTS AND CONTINGENCIES

   Operating Leases-The future minimum annual rental payments due under noncancelable operating leases for office and laboratory space are as follows:

             Year Ending
             September 30,
                  2005               $139,209
                  2006                 71,136
                  2007                 71,136
                  2008                 71,136
                  2009                 29,640
                                     --------

      Total minimum lease payments   $382,257
                                     ========

   Rent expense for the years ended September 30, 2004, 2003, and 2002, was $282,138, $276,564 and $229,428, respectively. Minimum payments have not been reduced by minimum sublease rental receivable under future noncancelable subleases.

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

10.CAMBREX NOTE PAYABLE

   On November 15, 2001, the Company signed an agreement with Cambrex Bio Science, Inc., (Cambrex) in which Cambrex provided manufacturing space and support to the Company during November and December 2001 and January 2002. In exchange, the Company signed a note with Cambrex to pay a total of $1,172,517, to Cambrex. In December 2001, the note was amended to extend the due date to January 2, 2003. Unpaid principal began accruing interest on November 16, 2002, at the Prime Rate plus 3%. The note was collateralized by certain equipment. The imputed interest on this note was capitalized and was expensed over the life of the loan. As shown in the consolidated balance sheet, this liability was recorded at September 30, 2002, along with an unamortized discount of $37,500 representing imputed interest. Interest expense of $262,500 was recorded on the note for the year ended September 30, 2002. In December 2002, the Company negotiated an extension of the note with Cambrex. Per the agreement, the Company gave Cambrex certain equipment and surrendered a security deposit, which reduced the amount owed by $225,000. The remaining balance was payable pursuant to a note due January 2, 2004. In addition, the agreement required the Company to pay $150,000 on the note from the Series H convertible debt and 10% of all other future financing transactions, including draws on the equity line-of-credit. During the year ended September 30, 2003, the Company paid down the note by $485,524. The Company also recorded interest expense of $49,486 and amortized the remaining discount of $37,500 from the year ended September 30, 2002. There were also conversion features allowing Cambrex to convert either all or part of the note into shares of the Company's common stock. The principal balance of the note and any accrued interest were convertible into common stock at 90% of the average of the closing prices of the common stock for the three trading days immediately prior to the conversion date subject to a floor of $0.22 per share. A beneficial conversion cost of $106,716 was recorded during the year ended September 30, 2003 for the difference between the conversion price of the stock and the market price of the stock. Of this amount, $75,800 was amortized during the year ended September 30, 2003, leaving $30,916 as a discount to the note recorded in the balance sheet at September 30, 2003. The note was repaid in December, 2003 and the remaining discount of $30,916 was amortized.

11.COVANCE NOTE PAYABLE

   On October 8, 2002, the Company signed an agreement with Covance AG (Covance), a Swiss Corporation. Pursuant to the agreement, amounts owed to Covance totaling $199,928 as of June 30, 2003 were converted to note payable. The note was payable on January 2, 2004. Interest was payable at an annual rate of 8%. Until the entire amount was paid to Covance, Covance was entitled to receive 2% of any draw-down of the Company's equity credit line, 2% of any net funds received from outside financings of less than $1 million, 3% of any net funds received from outside financings greater than $1 million but less than $2 million and 4% of any net funds received from outside financings greater than $2 million. During the year ended September 30, 2003, the Company paid $15,598 on the note payable to Covance in accordance with the agreement. In December, 2003, the note was repaid along with accrued interest of $2,581.

12.CONVERTIBLE DEBT

   As of September 30, 2004, there is no outstanding convertible debt. The remaining Series H convertible debt at September 30, 2003 was converted to 179,436 shares of common stock on October 2, 2003. Series G debt had all been converted as of June 2, 2003.

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

   In January and July 2003, the Company sold convertible debt, plus Series H warrants to purchase up to 1,100,000 shares of common stock, to a group of private investors for $1,350,000 less transaction costs of approximately $220,419, of which $16,243 is included in deferred financing costs in the accompanying balance sheet as of September 30, 2003. The first funds, totaling $600,000, were received in January 2003 and the balance of $750,000 was received on July 2, 2003. The notes bore interest at 7% per year. The first notes were due and payable January 7, 2005 and the second notes were due and payable July 7, 2005. Interest was payable quarterly. The notes were secured by substantially all of the Company's assets and contained certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders' option the notes were convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price defaulted to 60% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date in the event of default. On May 8, 2003, the Company signed an amendment to the agreement that prevented the conversion price from defaulting to 60%. In the agreement, the conversion price declined to 70% of the average of the three lowest daily trading prices of the Company's common stock if the price of the stock climbs over $0.50. If the Company sold any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price would have been lowered to the price at which the shares were sold or the lowest price at which the securities were convertible. On May 30, 2003, the price of the Company's stock rose above $0.50. In accordance with the agreement, the discount percentage changed from 76% to 70%. This change increased the discount on the debt that the Company recorded for the Series H convertible debt by $67,669 and was included in the $1,054,647 total discount.

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

   During August 2001, three private investors exchanged shares of the Company's common stock and remaining Series D Warrants, which they owned, for 6,288 shares of the Company's Series E Preferred Stock. These investors also exchanged their Series A and Series C Warrants for new Series E Warrants as discussed in Note 6. The Preferred shares are entitled to receive cumulative annual dividends in an amount equal to $60 per share and have liquidation preferences equal to $1,000 per share. Each Series E Preferred share is convertible into shares of the Company's common stock on the basis of one Series E Preferred share for shares of common stock equal in number to the amount determined by dividing $1,000 by the lesser of $5 or 93% of the average closing bid prices (Conversion Price) of the Company's common stock for the five days prior to the date of each conversion notice. The Series E Preferred stock has no voting rights and is redeemable at the Company's option at a price of 120% plus accrued dividends until August 2003 when the redemption price will be fixed at 100%. During the year ended September 30, 2002, the Company incurred $202,987 in dividends. Dividends paid in common stock totaled $133,103, interest expense on unpaid dividends was $9,404 and accrued dividends and interest payable was $78,436 at September 30, 2002. For the year ended September 30, 2003, the Company incurred $32,101 in dividends. During the year ended September 30, 2003, $99,624 in accrued dividends and interest were converted into 97,389 shares of common stock.

   All outstanding shares of the Company's Series E Preferred Stock, 39 shares, were automatically converted on August 17, 2003, (the Automatic Conversion
   Date) into 47,531 common shares (the Automatic Conversion Shares). The number of common shares for the conversion is 200% times the quotient obtained by dividing $1,000 by the Conversion Price.

   In addition, the Company issued 23,758 common stock purchase warrants, which was one warrant for each share of the Series E Preferred stock outstanding as of August 17, 2003, to acquire shares equal to 33% of the Automatic Conversion Shares at an exercise price of 110% of the volume weighted average price for the five trading days preceding the date of issuance. Since the terms of these warrants were contingent, no accounting has been given to such warrants in the accompanying consolidated financial statements as of September 30, 2002. As of September 30, 2003, the warrants were valued using Black Scholes methodology as discussed in Note 6 and the resulting costs of $10,912 were recorded as a deemed dividend as a debit and an offsetting credit to additional paid-in capital as the Company is in a deficit position. See Note 6 for further discussion of the warrants issued at the time the Preferred stock converted to common stock.

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

   Pursuant to the exchange, the holders received a beneficial conversion discount in the amount of $5,365,381, which was accreted to additional paid-in capital over a two-year period. During the years ended September 30, 2003, September 30, 2002 and September 30, 2001, $76,720, $1,444,757 and

   $317,419, respectively, of the beneficial conversion discount was accreted. During the year ended September 30, 2002, 4,671 shares of the Series E Preferred Stock were converted into 4,282,150 shares of common stock. During the year ended September 30, 2003, 1,192 shares of the Series E Preferred stock were converted into 1,018,439 shares of common stock. As of September 30, 2003, there were no shares of Series E Preferred stock remaining.

   In October 2001, the Company issued 150,000 shares of common stock in a private offering for proceeds of $150,000. The investor also received warrants which entitled the holder to purchase 75,000 shares of common stock at $1.50 per share. These warrants expire October 5, 2004.

   In May 2003, the Company sold 1,100,000 shares of common stock and an additional 1,100,000 warrants to purchase common stock in conjunction with a marketing agreement as discussed in Note 14. The Company received proceeds of $500,000 for the stock and warrants. The warrants are exercisable at a price of $0.47 per share. The warrants initially expired May 30, 2006. In accordance with the terms of the agreement, the expiration was extended to May 30, 2008.

   In September 2003, the Company signed a common stock purchase agreement that allowed the Company at its discretion to draw up to $10 million of common stock in increments of a minimum of $100,000 and a maximum amount that can be drawn down at any one time that will be determined at the time of the drawdown request, using a formula contained in the agreement. The Company is restricted from entering into any other equity line of credit arrangement until the earlier of the expiration of the agreement or two years from the date of registration. As discussed in Note 6, the Company issued 395,726 warrants to the issuer at a price of $0.83 and the warrants expire September 16, 2008 pursuant to the agreement. Expenses of $40,600 were recorded to additional paid-in capital as a cost of equity related - transaction during the year ended September 30, 2003. During the year ended September 30, 2004, the company sold 307,082 shares of its common stock pursuant to this agreement for gross proceeds of $340,000, net of related costs of $4,090.

   On December 1, 2003, CEL-SCI sold 2,999,964 shares of its common stock, to a group of private institutional investors for approximately $2,550,000, or $0.85 per share. There were associated costs of $93,159. As part of this transaction, the investors in the private offering received Series J warrants which allow the investors to purchase 991,003 shares of CEL-SCI's common stock at a price of $1.32 per share at any time prior to December 1, 2006. See discussion of valuation of warrants in Note 6.

   On May 4, 2004, the CEL-SCI sold 6,402,439 shares of its common stock to a group of private institutional investors at $0.82 per share for $5,250,000 and associated costs of $498,452. As part of this transaction, the investors in the private offering received warrants which allow the investors to purchase 76,642 shares of CEL-SCI's common stock at a price of $1.37 per share at any time prior to May 4, 2009. See discussion of valuation of warrants in Note 6.

14. MARKETING AGREEMENT

   On May 30, 2003, the Company and Eastern Biotech signed an agreement to develop both Multikine and CEL-1000, and their derivatives and improvements, in three Eastern European countries: Greece, Serbia and Croatia. Eastern Biotech also has the exclusive right to sales in these three countries. As part of the agreement, Eastern Biotech gained the right to receive a 1% royalty on the future net sales of these two products and their derivatives and improvements worldwide. Eastern Biotech also purchased 1,100,000 shares of common stock and warrants, which allow the holder to purchase up to 1,100,000 shares of the Company's common stock at a price equal to $0.47. The Company received proceeds of $500,000 for these shares and warrants. Because the Company did not register these shares prior to September 30, 2003, the royalty percentage increased to 2%. Eastern Biotech did not meet certain clinical development milestones within one year, and therefore, it lost the right to sell both products in these three countries.

15. NET LOSS PER COMMON SHARE

   Basic earnings per share (EPS) excludes dilution and is computed by dividing net income or loss attributable to common stockholders by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock (convertible preferred stock, warrants to purchase common stock and common stock options using the treasury stock method) were exercised or converted into common stock. The Company had 4,104,529, 4,906,527 and 11,118,168 potentially dilutive securities outstanding at September 30, 2004, 2003 and 2002, respectively, that were not included in the computation of diluted loss per share because to do so would have been antidilutive for all periods presented. The loss attributable to common stockholders includes the impact of the accretion of the beneficial conversion feature of Series E Preferred Stock and the accrual of cumulative preferred stock dividends.

                                            2004      2003      2002
   Net loss per common share
     (basic and diluted)                  $(0.06)   $(0.13)    $(0.35)
                                          ======    ======     ======

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



                                     ******

                                   SIGNATURES


     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 6th day of January 2005.

                                     CEL-SCI CORPORATION

                                     By: /s/ Maximilian de Clara
                                         ------------------------------
                                         Maximilian de Clara, President

                                     By: /s/ Geert R. Kersten
                                         -------------------------------
                                         Geert  R.  Kersten,  Chief  Executive
                                           and Principal Financial Officer

      Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                Date

/s/ Maximilian de Clara        Director            January 6, 2005
------------------------
Maximilian de Clara


/s/ Geert R. Kersten            Director           January 6, 2005
----------------------
Geert R. Kersten


/s/ Alexander G. Esterhazy      Director           January 6, 2005
---------------------------
Alexander G. Esterhazy


/s/ C. Richard Kinsolving       Director           January 6, 2005
--------------------------
C. Richard Kinsolving


                                Director           January 6, 2005
----------------------
Dr. Peter R. Young

                               CEL-SCI CORPORATION

                                    FORM 10-K

                                    EXHIBITS