Form 10-K/A
period 2004-09-30
CEL SCI CORP
filed 2005-01-14
CIK 725363

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-25 of the Act). [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on March 31, 2004, as quoted on the American Stock Exchange, was approximately $69,824,000. Shares of common stock held by each officer, director and principal shareholder have been excluded in that such persons may be deemed to be affiliates of the Registrant.

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

10(z) Development, Supply and Distribution           *
      Agreement between Company and Orient ------------------------ Europharma Co., Ltd.

23    Consent of Deloitte & Touche, LLP
                                          ----------------------------

31    Rule 13a-14(a) Certifications
                                          ----------------------------

32    Section 1350 Certifications
                                          ----------------------------


*     Previously filed.

                               CEL-SCI CORPORATION

                 Consolidated Financial Statements for the Years
                  Ended September 30, 2004, 2003, and 2002, and
             Report of Independent Registered Public Accounting Firm

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

/s/ Maximilian de Clara        Director            January 6, 2005
------------------------
Maximilian de Clara


/s/ Geert R. Kersten            Director           January 6, 2005
----------------------
Geert R. Kersten


/s/ Alexander G. Esterhazy      Director           January 6, 2005
---------------------------
Alexander G. Esterhazy


/s/ C. Richard Kinsolving       Director           January 6, 2005
--------------------------
C. Richard Kinsolving


/s/ Peter R. Young              Director           January 6, 2005
----------------------
Dr. Peter R. Young

                               CEL-SCI CORPORATION

                                    FORM 10-K

                                    EXHIBITS