Form 10-Q
period 2004-12-31
CEL SCI CORP
filed 2005-02-14
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

                                      OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________.

Commission File Number 1-11889

                               CEL-SCI CORPORATION
                      ------------------------------------


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

            Yes ____X_____                      No __________
                    -

Indicate by check mark whether the Registrant is an accelerated filer (as that term is defined in Exchange Act Rule 12b-2).

            Yes _________                      No _____X____

         Class of Stock        No. Shares Outstanding             Date
         --------------        ----------------------             ----

           Common                   72,276,231            February 10, 2005

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1.                                                                 Page
                                                                        ----

   Condensed Consolidated Balance Sheets (unaudited)                       3
   Condensed Consolidated Statements of Operations (unaudited)             4
   Condensed Consolidated Statements of Cash Flow (unaudited)            5-6
   Notes to Condensed Consolidated Financial Statements (unaudited)        7

Item 2.
   Management's Discussion and Analysis of Financial Condition            15
    and Results of Operations

Item 3.
   Quantitative and Qualitative Disclosures about Market Risks            20

Item 4.
   Controls and Procedures                                                20

PART II

Item 2.
   Changes in Securities and Use of Proceeds                             21

Item 4.
   Submission of Matters to a Vote of Security Holders                   21

Item 6.
   Exhibits and Reports on Form 8-K                                      21

   Signatures                                                            22

Item 1.   FINANCIAL STATEMENTS

CEL-SCI CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
 ASSETS
                                                   December 31,    September 30,
                                                       2004            2004
                                                   ------------    -------------
 CURRENT ASSETS:

   Cash and cash equivalents                       $ 3,290,032     $  4,263,631
   Interest and other receivables                       15,672           21,256
   Prepaid expenses and laboratory supplies            421,980          508,597
   Deposits                                             14,828           14,828
                                                     ---------      -----------
         Total current assets                        3,742,512        4,808,312

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation of
     $1,689,949 and $1,651,759                         260,324          233,612

 PATENT COSTS- less accumulated
   amortization of  $760,135 and $745,321              471,842          471,886
                                                    ----------        ---------
                TOTAL ASSETS                       $ 4,474,678     $  5,513,810
                                                   ===========     ============
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable                                $   215,240     $    143,300
   Accrued expenses                                     70,795           64,361
   Due to officer/shareholder and employees             37,842            5,320
   Deposits held                                         3,000            3,000
                                                    ----------     ------------
        Total current liabilities                      326,877          215,981
                                                    ----------     ------------
        Total liabilities                              326,877          215,981

 STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; authorized,
    100,000,000 shares; issued and outstanding,
    72,269,231 and 72,147,367 shares at
    December 31, 2004 and September 30, 2004,
    respectively                                       722,692          721,474
   Unearned compensation                               (10,354)         (14,237)
   Additional paid-in capital                       95,385,503       95,343,962
   Accumulated deficit                             (91,950,040)     (90,753,370)
                                                   -----------      -----------
Total stockholders' equity                           4,147,801        5,297,829
                                                   -----------      -----------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $4,474,678       $5,513,810
                                                   ===========      ===========

            See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION
                              -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       ---------------------------------
                                  (unaudited)
                                                         Three Months Ended
                                                             December 31,
                                                         2004            2003
                                                     ---------         --------
 REVENUES:
   Grant revenue and other                           $  75,507       $  73,235
                                                     ---------       ---------

 EXPENSES:
   Research and development                            701,104         368,348
   Depreciation and amortization                        56,679          47,927
   General and administrative                          532,214         647,440
                                                     ---------        --------
                  Total Operating Expenses           1,289,997       1,063,715
                                                     ---------      ----------

 NET OPERATING LOSS                                 (1,214,490)       (990,480)

 INTEREST INCOME                                        17,820          11,227

 INTEREST EXPENSE                                            -        (126,840)
                                                     ---------       ---------

 NET LOSS                                           (1,196,670)     (1,106,093)
                                                     ---------      ----------

 NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS      $(1,196,670)    $(1,106,093)
                                                   ===========     ===========

 NET LOSS PER COMMON SHARE (BASIC)                      $(0.02)         $(0.02)
                                                     =========          ======

  NET LOSS PER COMMON SHARE (DILUTED)                   $(0.02)         $(0.02)
                                                     ==========         ======

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                               72,178,816       62,848,255
                                                    =========        ==========

            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                         Three Months Ended
                                                             December 31,
                                                         2004            2003
                                                     ---------------------------

CASH FLOWS FROM OPERATING
  ACTIVITIES:
NET LOSS                                          $ (1,196,670)   $ (1,106,093)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                         56,679          47,927
  Issuance of common stock and stock options for
    services                                                 -         155,909
  Common stock contributed to 401(k) plan               19,517           5,830
  Amortization of discount on note payable                   -          30,916
  Amortization of discount associated with
    convertible notes                                        -          67,118
  Amortization of deferred financing costs                   -          16,243
  Compensation expense related to variable options           -          20,108
  Impairment loss on abandonment of patents              3,716          25,720
  Impairment loss on retired equipment                      95               -
  Decrease  in receivables                               5,584          30,943
  Decrease  in prepaid expenses                         86,617           5,937
  Decrease in deferred rent                                  -          (3,317)
  Increase (decrease)  in accrued expenses               6,434         (52,073)
  Increase (decrease)  in amount due to
    officer/shareholder & employees                     32,522        (184,093)
  Increase (decrease) in accounts payable               50,150        (254,805)
  Decrease in unearned compensation                      3,883               -
                                                   -----------------------------
NET CASH USED IN OPERATING ACTIVITIES                 (931,473)     (1,193,730)
                                                   -----------------------------

CASH FLOWS (USED IN) PROVIDED BY  INVESTING
ACTIVITIES:
  Purchase of equipment                                (65,368)              -
  Patent costs                                               -         (10,000)
                                                   -----------------------------
NET CASH USED IN INVESTING ACTIVITIES                  (65,368)        (10,000)
                                                   -----------------------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES:
  Proceeds from issuance of common stock                     -       2,549,970
  Proceeds from exercise of warrants                         -         291,222
  Payment of Cambrex note                                    -        (686,992)
  Payment of Covance note                                    -        (184,330)
  Proceeds from exercise of stock options               23,242           2,100
  Transaction costs related to equity line of
    credit and private placement                             -         (72,459)
                                                   -----------------------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               23,242       1,899,511
                                                   -----------------------------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                           (973,599)        695,781

CASH AND CASH EQUIVALENTS:
  Beginning of period                                4,263,631       1,753,307
                                                   -----------------------------
  End of period                                    $ 3,290,032     $ 2,449,088
                                                   =============================
                                                                (continued)

            See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION
                              -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                       ---------------------------------
                                  (unaudited)
                                  (continued)

                                                         Three Months Ended
                                                             December 31,
                                                         2004            2003
                                                     ---------------------------

SUPPLEMENTAL INFORMATION ON NONCASH TRANSACTIONS
Conversion of convertible debt into common stock:
Decrease in convertible notes
                                                    $        -      $  (100,000)
Increase in common stock                                     -            1,794
Increase in additional paid-in capital                       -           98,206
                                                    -----------     ------------
                                                    $        -      $         -
                                                    ===========     ============
Deferred financing costs included in accounts
payable
Increase in accounts payable
                                                    $        -      $    17,680
Increase in deferred financing costs                         -          (17,680)
                                                    -----------     ------------
                                                    $        -      $         -
                                                    ===========     ============

Interest expense paid for with common stock:
Decrease in accrued expenses
                                                    $        -      $    (1,789)
Increase in common stock                                     -               32
Increase in additional paid-in capital                       -            1,757
                                                    -----------     ------------
                                                    $        -      $         -
                                                    ===========     ============
Patent costs included in accounts payable:
Increase in accounts payable
                                                    $   21,790      $    30,255
Increase in patent costs                               (21,790)         (30,255)
                                                    -----------     ------------
                                                    $        -      $         -
                                                    ===========     ============
Cashless exercise of warrants:
Increase in common stock                            $        -      $     3,698
Decrease in additional paid-in capital                       -           (3,698)
                                                    -----------     ------------
                                                    $        -      $         -
                                                    ===========     ============
                                                                   concluded

           See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (unaudited)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying condensed consolidated financial statements of CEL-SCI Corporation and subsidiary (the Company) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on Form 10-K/A for the year ended September 30, 2004.

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of December 31, 2004 and the results of operations for the three-month period then ended. The condensed consolidated balance sheet as of September 30, 2004 is derived from the September 30, 2004 audited consolidated financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the three-month period ended December 31, 2004 are not necessarily indicative of the results to be expected for the entire year.

      Significant accounting policies are as follows:

      Principles of Consolidation--The consolidated financial statements include the accounts of CEL-SCI Corporation and its wholly owned subsidiary, Viral Technologies, Inc. All intercompany transactions have been eliminated upon consolidation.

      Research and Office Equipment--Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the terms of the lease. Repairs and maintenance are expensed when incurred. During the three months ended December 31, 2004, the Company retired equipment with a net book value of $95. During the three months ended December 31, 2003 the Company did not retire any equipment.

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

      Patents--Patent expenditures are capitalized and amortized using the straight-line method over 17 years. In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (unaudited)

      impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the three months ended December 31, 2004 and 2003, the Company recorded patent impairment charges of $3,716 and $25,720 respectively for the net book value of patents abandoned during the period and such amount is included in general and administrative expenses. Based on current patent applications and issued patents, CEL-SCI expects that the amortization of patent expenses will total approximately $350,000 during the next five years.

      Net Loss per Common Share--Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Potentially dilutive common shares, including convertible options to purchase common stock, were excluded from the calculation because they are antidilutive.

      Comprehensive Loss--SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive net income or loss and its components in stockholders' equity. SFAS 130 requires the components of other comprehensive income or loss such as changes in the fair value of available-for-sale securities and foreign translation adjustments to be added to net income or loss to arrive at comprehensive income or loss. Other comprehensive income or loss items have no impact on the Company's net loss as presented on the statement of operations. During the three months ended December 31, 2004 and 2003, there were no components of comprehensive loss other than net loss and the statement of comprehensive loss has been omitted.

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

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (unaudited)

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

      Stock-Based Compensation--In October 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). This statement encourages but does not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations". In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. If the Company had elected to recognize compensation expense based on the fair value of the awards granted, consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                                   Three Months Ended
                                          December 31, 2004   December 31, 2003
                                          -----------------   -----------------
      Net loss:
      As reported                           $(1,196,670)          $(1,106,093)

      Deduct:  Compensation expense for
      stock-based performance awards
      included in reported net loss, net of
      related tax effects                             -                20,108
      Add:   Total stock-based employee
      compensation expense determined
      under fair-value-based method for
      all awards, net of related tax effects   (126,250)             (199,594)
                                         ---------------         --------------

      Pro forma net loss                    $(1,322,920)          $(1,285,579)
                                        ================         ==============

      Net loss per common share, basic and diluted:

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (unaudited)

            As reported                 $        (0.02)         $       (0.02)
                                        ===============         ================
            Pro forma                   $        (0.02)         $       (0.02)
                                        ===============         ================


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

a. New Accounting Pronouncements-- In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an amendment of ARB 43, Chapter 4". This statement amends ARB 43, Chapter 4, to clarify accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current-period charges in all circumstances. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a material effect on its financial position, results of operations or cash flows.

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

      On December 16, 2004, the FASB issued SFAS No. 153, "Exchange of Nonmonetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29, which differed from the International Accounting Standards Board's ("IASB") method of accounting for exchanges of similar productive assets. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The Statement is to be applied prospectively and is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that SFAS No. 153 will have a material impact on its results of operations or cash flows.

B.    STOCKHOLDERS' EQUITY

      During the three months ended December 31, 2004, the Company did not issue stock for services. During the three months ended December 31, 2003, the Company issued stock for services to both employees and nonemployees with a fair value of $155,909.

C.    FINANCING TRANSACTIONS

     In December 2001, the Company sold redeemable convertible notes and Series F warrants, to a group of private investors for proceeds of $1,600,000, less transaction costs of $276,410. The notes bore interest at 7% per year and were due and payable December 31, 2003. The notes were secured by substantially all of the Company's assets and contained certain

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (unaudited)

     restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. The notes were convertible into shares of the Company's common stock at the holder's option determinable by dividing each $1,000 of note principal by 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the twenty trading days immediately prior to the closing date. In addition, the notes were required to be redeemed by the Company at 130% upon certain occurrences. As of November 30, 2002, all of the notes were converted into 6,592,461 shares of common stock. The Series F warrants allowed the holders to purchase up to 960,000 shares of the Company's common stock at a price equal to 110% of the closing price per share at any time prior to the date which is seven years after the closing of the transaction. The warrant price was adjustable if the Company sells any additional shares of its common stock or convertible securities for less than fair market value or at an amount lower than the exercise price of the Series F warrants. The warrant price was adjusted every three months to an amount equal to 110% of the conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. The last adjustment to the warrant price was on October 17, 2002, when the warrant price was reduced to $0.153. All warrants were exercised during the year ended September 30, 2004.

      In July and September 2002, the Company sold convertible notes, plus Series G warrants, to a group of private investors for $1,300,000 less transaction costs of $177,370. The notes bore interest at 7% per year and were due and payable September 9, 2004. Interest was payable quarterly beginning October 1, 2002. The notes were secured by substantially all of the Company's assets and contained certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders' option the notes were convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price was 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date. If the Company sold any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price would have been lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. As of the year ended September 30, 2003, all of the notes had been converted into 8,354,198 shares of common stock. In addition, all of the discount associated with the notes had been amortized to interest expense. Interest totaling $21,472 was converted into 109,428 shares of common stock during the year ended September 30, 2003. The Series G warrants allow the holders to purchase up to 900,000 shares of the Company's common stock at a price equal to 110% of the conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. The warrant price was $0.145 as of December 31, 2004. As of December 31, 2004, 450,000 warrants had been exercised and 450,000 warrants remain outstanding.

      In January 2003, the Company sold convertible notes, plus Series H warrants to purchase 1,100,000 shares of common stock, to a group of private investors for $1,350,000 less transaction costs of approximately $220,419. The first funds, totaling $600,000, were received in January 2003 and the balance of $750,000 was received on July 2, 2003. The notes bore interest at 7% per year. The first notes were due and payable January 7, 2005 and the second notes were due and payable July 7, 2005. Interest was payable quarterly. The notes were secured by substantially all of the Company's assets and contain certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders' option the notes were convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price defaulted to 60% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (unaudited)

      conversion date in the event of default. On May 8, 2003, the Company signed an amendment to the agreement that prevented the conversion price from defaulting to 60%. In the agreement, the conversion price declines to 70% of the average of the three lowest daily trading prices of the Company's common stock if the price of the stock climbs over $0.50. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. On May 30, 2003, the price of the Company's stock rose above $0.50. In accordance with the agreement, the discount percentage changed from 76% to 70%. This change increased the discount on the debt that the Company recorded for the Series H convertible notes by $67,669. As of October 2, 2003, all of the Series H notes had been converted into a total of 3,183,358 shares of common stock and total interest of $32,914 had been converted into 83,227 shares of common stock. The Series H warrant price was $0.25 as of December 31, 2004. As of December 31, 2004, 550,000
      warrants had been exercised and 550,000 warrants remain outstanding.

      In June 2000, the Company entered into an agreement with Cambrex Bio Science, Inc. ("Cambrex") whereby Cambrex agreed to provide the Company with a facility which allows the Company to manufacture Multikine in accordance with the Good Manufacturing Practices regulations of the FDA for periodic manufacturing campaigns. Company personnel will staff this facility. This agreement runs until December 31, 2006. On November 15, 2001, the Company signed an agreement for a manufacturing campaign with Cambrex in which Cambrex provided manufacturing space and support to the Company during November and December 2001 and January 2002. In exchange, the Company signed a note, payable on January 2, 2003, with Cambrex to pay a total of $1,172,517. Unpaid principal began accruing interest on November 16, 2002 and carried an interest rate of the Prime Rate plus 3%. This note was later extended to January 2, 2004. There were also conversion features allowing Cambrex to convert either all or part of the note into shares of the Company's common stock. The principal balance of the note and any accrued interest were convertible into common stock at 90% of the average of the closing prices of the common stock for the three trading days immediately prior to the conversion date subject to a floor of $0.22 per share. A beneficial conversion cost of $106,716 was recorded during the year ended September 30, 2003 for the difference between the conversion price of the stock and the market price of the stock. The balance of the beneficial conversion cost was expensed to interest expense on the date the note was paid. In December of 2003, CEL-SCI paid $692,010 of principal plus interest expense of $59,450 to Cambrex, thereby paying off the remaining balance of the note.

      On October 8, 2002, CEL-SCI signed an agreement with Covance AG (Covance), a Swiss Corporation. Pursuant to the agreement, amounts owed to Covance totaling $199,928 became a note payable in June 2003, to be paid by January 2, 2004. Interest on the note was payable monthly at an annual rate of 8%. In December of 2003, the Company paid the outstanding principal balance of $184,330 to Covance plus accrued interest expense of $6,356.

      In September 2003, the Company signed an equity line of credit agreement with Rubicon Group for up to $10,000,000 of funding prior to December 29, 2005. During a twenty-four month period, the Company can request a drawdown under the equity line of credit by selling shares of its common stock to Rubicon Group, who will be obligated to purchase the shares subject to certain volume restrictions. The Company can request a drawdown once every 22 trading days, although the Company is under no obligation to request any drawdowns under the equity line of credit. The minimum amount CEL-SCI can draw down at any one time is $100,000, and the maximum amount CEL-SCI can draw down at any one time will be determined at the time of the drawdown request using a formula contained in the equity line of credit agreement. The Company is restricted from entering into any other equity line of credit arrangement until the earlier of the expiration of

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (unaudited)

      the agreement or two years from the date of registration. The Company issued 395,726 warrants to the issuer at a price of $0.83 and the warrants expire September 16, 2008. The warrants were valued using the Black-Scholes valuation method and expenses of $40,600 were recorded to additional paid-in capital as a cost of equity related transaction during the year ended September 30, 2003. Drawdowns totaling $340,000 were made during the year ended September 30, 2004 with associated costs of $4,090. A total of 307,082 shares were issued to Rubicon in exchange for the drawdowns. During the three months ended December 31, 2004 and 2003, no drawdowns were made.

      On May 4, 2004, the Company announced the completion of an offering of 6,402,439 shares of registered common stock at $0.82 per share to one institutional investor. This sale resulted in gross proceeds of $5.25 million and associated costs of $498,452. The stock was offered pursuant to an existing shelf registration statement and Wachovia Capital Markets, LLC acted as the placement agent for the offering. The Company intends to use the proceeds of the offering to advance the clinical development of Multikine for the treatment of cancer. In addition, 76,642 warrants were issued to Wachovia at a price of $1.37 and the warrants expire May 4, 2009. The warrants were valued using the Black-Scholes valuation method and an expense of $38,127 was recorded to additional paid-in capital as a cost of equity related transaction during the year ended September 30, 2004.

D. PRIVATE PLACEMENT

      On December 1, 2003, the Company sold 2,994,964 shares of its common stock to a group of private institutional investors for approximately $2,550,000, or $0.85 per share. As part of this transaction, the investors in the private offering received warrants which allow the investors to purchase 991,003 shares of the Company's common stock at a price of $1.32 per share at any time prior to December 1, 2006. As of December 31, 2004, all warrants remain outstanding.

      In connection with this private placement, the Company was required to file a registration statement by December 31, 2003. The registration statement was to have been declared effective by the SEC no later than March 30, 2004. If the registration statement was declared effective later than March 30, 2004, the Company was subject to paying liquidated damages to the investors. In accordance with this agreement, the Company recorded an expense of $76,499 during the year ended September 30, 2004.

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

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003
                                   (unaudited)

      appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

F. MARKETING AGREEMENT

      On May 30, 2003, the Company and Eastern Biotech signed an agreement to develop both Multikine and CEL-1000, and their derivatives and improvements, in three Eastern European countries: Greece, Serbia and Croatia. Eastern Biotech also has the exclusive right to sales in these three countries. As part of the agreement, Eastern Biotech gained the right to receive a 1% royalty on the future net sales of these two products and their derivatives and improvements worldwide. Eastern Biotech also purchased 1,100,000 shares of common stock and warrants, which allow the holder to purchase up to 1,100,000 shares of the Company's common stock at a price equal to $0.47. The Company received proceeds of $500,000 for these shares and warrants. Because the Company did not register these shares prior to September 30, 2003, the royalty percentage increased to 2%. If Eastern Biotech did not meet certain clinical development milestones within one year, it would lose the right to sell both products in these three countries. As of June 1, 2004, Eastern Biotech lost its exclusive right to market, distribute and sell Multikine in accordance with the agreement.

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

In June 2000, the Company entered into an agreement with Cambrex Bio Science, Inc. ("Cambrex") whereby Cambrex agreed to provide the Company with a facility which allows the Company to manufacture Multikine in accordance with the Good Manufacturing Practices regulations of the FDA for periodic manufacturing campaigns. Company personnel will staff this facility. This agreement runs until December 31, 2006. On November 15, 2001, the Company signed an agreement for a manufacturing campaign with Cambrex in which Cambrex provided manufacturing space and support to the Company during November and December 2001 and January 2002. In exchange, the Company signed a note, payable on January 2, 2003, with Cambrex to pay a total of $1,172,517. Unpaid principal began accruing interest on November 16, 2002 and carried an interest rate of the Prime Rate plus 3%. This note was later extended to January 2, 2004. There were also conversion features allowing Cambrex to convert either all or part of the note into shares of the Company's common stock. The principal balance of the note and any accrued interest were convertible into common stock at 90% of the average of the closing prices of the common stock for the three trading days immediately prior to the conversion date subject to a floor of $0.22 per share. A beneficial conversion cost of $106,716 was recorded during the year for the difference between the conversion price of the stock and the market price of the stock. The balance of the beneficial conversion cost was expensed to interest expense on the date the note was paid. During the three months ended December 31, 2003, the Company recorded $9,943 in interest expense related to the note. During the three months ending December 31, 2003, CEL-SCI paid $692,010 of principal plus interest expense of $59,450 to Cambrex, thereby paying off the remaining balance of the note.

In September 2003, the Company signed an equity line of credit agreement with Rubicon Group for up to $10,000,000 of funding prior to December 29, 2005. During this twenty-four month period, the Company can request a drawdown under the equity line of credit by selling shares of its common stock to Rubicon Group, who will be obligated to purchase the shares subject to certain volume restrictions. The Company can request a drawdown once every 22 trading days, although the Company is under no obligation to request any drawdowns under the equity line of credit. The minimum amount CEL-SCI can draw down at any one time is $100,000, and the maximum amount CEL-SCI can draw down at any one time will be determined at the time of the drawdown request using a formula contained in the equity line of credit agreement. The Company is restricted from entering into any other equity line of credit arrangement until the earlier of the expiration of the agreement or two years from the date of registration. The Company issued 395,726 warrants to the issuer at a price of $0.83 and the warrants expire September 16, 2008. The warrants were valued using the Black-Scholes valuation method and expenses of $40,600 were recorded to additional paid-in capital as a cost of equity related transaction during the year ended September 30, 2003. During the three months ended December 31, 2004 and 2003, there were no drawdowns made on the line of credit.

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

The Series F warrants initially allowed the holders to purchase up to 960,000 shares of the Company's common stock at a price of $0.95 per share at any time prior to December 31, 2008. On January 17, 2002, the warrant exercise price, in accordance with the terms of the warrants, was adjusted to $0.65 per share and later reduced further to $0.153. All remaining warrants were exercised during the three months ended December 31, 2003.

In July and September 2002, the Company sold convertible notes, plus Series G warrants, to a group of private investors for $1,300,000 less transaction costs of $177,370. The notes bore interest at 7% per year and were due and payable September 9, 2004. Interest was payable quarterly beginning October 1, 2002. The notes were secured by substantially all of the Company's assets and contained certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders' option the notes were convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price was 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date. If the Company had sold any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price would have been lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. By June 2, 2003, all of the notes had been converted into 8,354,198 shares of common stock. In addition, interest totaling $21,472 was converted into 109,428 shares of common stock. As of December 31, 2004, 450,000 warrants had been exercised and 450,000 warrants remain outstanding.

In January 2003, the Company sold convertible notes, plus Series H warrants to purchase 1,100,000 shares of common stock, to a group of private investors for $1,350,000 less transaction costs of approximately $220,419. The first funds, totaling $600,000, were received in January and the balance of $750,000 was received on July 2, 2003. The notes bore interest at 7% per year. The first notes were due and payable January 7, 2005 and the second notes were due and payable July 7, 2005. Interest was payable quarterly. The notes were secured by substantially all of the Company's assets and contain certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders' option, the notes were convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price was 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date. The conversion price defaults to 60% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date in the event of default. On May 8, 2003, the Company signed an amendment to the agreement that prevented the conversion price from defaulting to 60%. In the agreement, the conversion price declines to 70% of the average of the three lowest daily trading prices of the Company's common stock if the price of the stock climbs over $0.50. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. On May 30, 2003, the price of the Company's stock rose above $0.50. In accordance with the agreement, the discount percentage changed from 76% to 70%. This change increased the discount on the debt that the Company recorded for the Series H convertible notes by $67,669. By October 2, 2003, all of the Series H notes had been converted into a total of 3,183,358 shares of common stock and total interest of $32,914 had been converted into 83,227 shares of common stock. The Series H warrant price is currently $0.25. As of December 31, 2004, 550,000 warrants had been exercised and 550,000 warrants remain outstanding.

On December 1, 2003, the Company sold 2,994,964 shares of its common stock to a group of private institutional investors for approximately $2,550,000, or $0.85 per share. As part of this transaction, the investors in the private offering received warrants which allow the investors to purchase approximately 900,000 shares of the Company's common stock at a price of $1.32 per share at any time prior to December 1, 2006. As of December 31, 2004, all warrants remain outstanding.

On October 8, 2002, the Company signed an agreement with Covance AG (Covance), a Swiss Corporation. Pursuant to the agreement, amounts owed to Covance totaling $199,928 became a note payable. The note was payable on January 2, 2004. Interest on the note was payable monthly at an annual rate of 8%. During the three months ended December 31, 2003, the Company paid the outstanding principal balance of $184,330 to Covance plus accrued interest expense of $6,356. During the three months ended December 31, 2003, interest expense of $2,581 was recorded for the note.

On May 30, 2003, the Company and Eastern Biotech signed an agreement to develop both Multikine and CEL-1000, and their derivatives and improvements, in three Eastern European countries: Greece, Serbia and Croatia. Eastern Biotech also has the exclusive right to sales in these three countries. As part of the agreement, Eastern Biotech gained the right to receive a 1% royalty on the future net sales of these two products and their derivatives and improvements worldwide. Eastern Biotech also purchased 1,100,000 shares of common stock and warrants, which allow the holder to purchase up to 1,100,000 shares of the Company's common stock at a price equal to $0.47. The Company received proceeds of $500,000 for these shares and warrants. Because the Company did not register these shares prior to September 30, 2003, the royalty percentage increased to 2%. If Eastern Biotech did not meet certain clinical development milestones within one year, it would lose the right to sell both products in these three countries. As of June 1, 2004 no clinical trials had been started by Eastern Biotech and in accordance with the agreement, Eastern Biotech lost its exclusive right to market, distribute and sell Multikine in the countries.

On May 4, 2004, the Company announced the completion of an offering of 6,402,439 shares of registered common stock at $0.82 per share to one institutional investor. This sale resulted in gross proceeds of $5.25 million and associated costs of $498,452. The stock was offered pursuant to an existing shelf registration statement and Wachovia Capital Markets, LLC acted as the placement agent for the offering. The Company intends to use the proceeds of the offering to advance the clinical development of MultikineR for the treatment of cancer. In addition, 76,642 warrants were issued to Wachovia at a price of $1.37 and the warrants expire May 4, 2009. The warrants were valued using the Black-Scholes valuation method and an expense of $38,127 was recorded to additional paid-in capital as a cost of equity related transaction during the fiscal year ended September 30, 2004.

Results of Operations

"Grant revenues and other" increased by $2,272 during the three months ended December 31, 2004, compared to the same period of the previous year, due to higher grant reimbursements in 2004.

During the three month period ended December 31, 2004, research and development expenses increased by $332,756 compared to the same period in 2003. The increase in research and development expense was due to an increase in work related to the Company's Phase III application for Multikine.

During the three month period ended December 31, 2004, general and administrative expenses decreased by $115,226 compared to the same period in

2003. This decrease was mostly due to a decrease in business development expenses, filing fees and legal fees, as the Company's foremost efforts were focused on the submission of the Phase III clinical trial application for Multikine to the FDA.

Interest income during the three months ended December 31, 2004 was higher than it was during the three months ended December 31, 2003 as a result of higher balances in interest bearing accounts. Interest expense decreased to zero as a result of the conversion of the remaining convertible debt on October 2, 2003. Interest expense for the three months ended December 31, 2003 is primarily a noncash item incurred to account for interest and amortization of the discounts and deferred financing costs related to the convertible debt, the note payable to Covance AG and the convertible debt payable to Cambrex Biosciences, Inc.

Research and Development Expenses

During the three month periods ended December 31, 2004 and 2003, the Company's research and development efforts involved Multikine and L.E.A.P.S.. The table below shows the research and development expenses associated with each project during the three-month periods.

                                                 Three Months Ended
                                                    December 31,
                                                --------------------
                                                 2004          2003
                                                -------     --------

MULTIKINE                                      $614,573     $281,693
L.E.A.P.S.                                       86,531       86,655
                                               --------     --------
       TOTAL                                   $701,104     $368,348
                                               ========     ========

The Company believes that it has compiled sufficient data and clinical information to justify a Phase III clinical trial which would be designed to prove the clinical benefit from Multikine as an addition to established anti-cancer therapies. On January 4, 2005, the Company announced that it had submitted a Phase III clinical trial protocol to the U.S. Food and Drug Administration ("FDA") for the use of its investigational immunotherapy drug Multikine(R) in the treatment of advanced primary squamous cell carcinoma of the oral cavity. Additional information in support of and to provide the rationale for the Phase III trial (final reports of clinical trials conducted with Multikine to date and manufacturing and testing information) was included with this submission. It is the Company's intention to meet with FDA in 2005 to discuss such a trial. The Company is unable to estimate the future costs of research and clinical trials involving Multikine since the Company has not yet met with the FDA to discuss the design of future clinical trials. Until the scope of these trials is known, the Company will not be able to price any future trials with clinical trial organizations.

As of December 31, 2004 the Company was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. As with Multikine, the Company does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology. Consequently, the Company cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects.

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

Comprehensive Loss - SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive net income or loss and its components in stockholders' equity. SFAS 130 requires the components of other comprehensive income or loss such as changes in the fair value of available-for-sale securities and foreign translation adjustments to be added to net income or loss to arrive at comprehensive income or loss. Other comprehensive income or loss items have no impact on the Company's net loss as presented on the statement of operations. During the three months ended December 31, 2004 and 2003, there were no components of comprehensive loss other than net loss and the statement of comprehensive loss has been omitted.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. The Company has no derivative financial instruments. Additionally, the Company is not exposed to interest rate risks due to the fact the Company has no outstanding debt as of December 31, 2004. Further, there is no exposure to risks associated with foreign exchange rate changes because none of the operations of the Company are transacted in a foreign currency. The interest rate risk in investments is considered immaterial due to the fact that all investments have maturities of 3 months or less.

Item 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Principal Financial Officer has evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a(c) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, as of December 31, 2004. Based upon his evaluation, he has concluded that as of December 31, 2004, the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes during the three months ended December 31, 2004 in the Company's internal controls or in other factors which could significantly affect these controls, since the date the controls were evaluated. There were no significant deficiencies or material weaknesses and, therefore, no corrective actions were taken.

                                   PART II


Item 6.

(a)  Exhibits

Number        Exhibit

  31          Rule 13a-14(a) Certifications

  32          Section 1350 Certifications


(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the quarter ended December 31, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CEL-SCI CORPORATION


Date:  February 14, 2005                  /s/ Geert Kersten
                                          ---------------------------
                                          Geert Kersten
                                          Chief Executive Officer*



*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer