Form 10-Q
period 2005-03-31
CEL SCI CORP
filed 2005-05-20
CIK 725363

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

                                      OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

Commission File Number 0-11503

                              CEL-SCI CORPORATION

              Colorado                                84-0916344
    ---------------------------                  ---------------------
    State or other jurisdiction                     (IRS) Employer
          incorporation                          Identification Number

                         8229 Boone Boulevard, Suite 802
                             Vienna, Virginia 22182
                      -----------------------------------
                     Address of principal executive offices

                                 (703) 506-9460
                          ----------------------------
               Registrant's telephone number, including area code

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

            Yes _________                       No _____X____
                                                        -

         Class of Stock       No. Shares Outstanding          Date
         --------------       ----------------------          ----
           Common                   72,477,486             May 12, 2005

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1.                                                                 Page
                                                                        ----

      Condensed Consolidated Balance Sheets (unaudited)                    3
      Condensed Consolidated Statements of Operations (unaudited)        4-5
      Condensed Consolidated Statements of Cash Flow (unaudited)         6-7
      Notes to Condensed Consolidated Financial Statements (unaudited)     8


Item 2.
      Management's Discussion and Analysis of Financial Condition         16
        and Results of Operations

Item 3.
      Quantitative and Qualitative Disclosures about Market Risks         21

Item 4.
      Controls and Procedures                                             21

PART II

Item 2.
      Changes in Securities and Use of Proceeds                           22

Item 4.
      Submission of Matters to a Vote of Security Holders                 22

Item 5.  Other Information                                                23

Item 6.
      Exhibits and Reports on Form 8-K                                    23

      Signatures                                                          24

Item 1.   FINANCIAL STATEMENTS

                               CEL-SCI CORPORATION
                               -------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            ------------------------
                                   (unaudited)
 ASSETS
                                                 March 31,      September 30,
                                                   2005             2004
                                               ---------------------------------
 CURRENT ASSETS:

   Cash and cash equivalents                   $ 2,173,350       $ 4,263,631
   Interest and other receivables                   45,717            21,256
   Prepaid expenses and laboratory supplies        423,296           508,597
   Deposits                                         14,828            14,828
         Total current assets                    2,657,191         4,808,312

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation of $1,719,857
and $1,651,759                                     226,068           233,612

 PATENT COSTS- less accumulated
   amortization of  $778,774 and $745,321          466,868           471,886
                                               -------------  ------------------
                TOTAL ASSETS                   $ 3,350,127       $ 5,513,810

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable                            $   118,582       $   143,300
   Accrued expenses                                 87,938            64,361
   Due to officer/shareholder and employees         27,168             5,320
   Deposits held                                     3,000             3,000
                                               -------------  ------------------
        Total current liabilities                  236,688           215,981

                                               -------------  ------------------
        Total liabilities                          236,688           215,981

 STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; authorized,
100,000,000
     shares; issued and outstanding,
72,335,295 and 72,147,367 shares at
March 31, 2005 and September
     30, 2004, respectively                        723,353           721,474
   Unearned compensation                            (6,471)          (14,237)
   Additional paid-in capital                   95,420,955        95,343,962
   Accumulated deficit                         (93,024,398)      (90,753,370)

           Total stockholders' equity            3,113,439         5,297,829
                                               -------------  ------------------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 3,350,127       $ 5,513,810
                                               =============  ==================

                 See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        ---------------------------------
                                   (unaudited)
                                                       Six Months Ended
                                                           March 31,
                                                     2005             2004
                                               ---------------------------------
 REVENUES:
   Grant revenue and other
                                               $   185,292        $  172,449
                                               -------------  ------------------

 EXPENSES:
   Research and development                      1,285,991           925,038
   Depreciation and amortization                   109,768            95,943
   General and administrative                    1,092,855         1,355,968
                                               -------------  ------------------

       Total Operating Expenses                  2,488,614         2,376,949
                                               -------------  ------------------

 NET OPERATING LOSS                             (2,303,322)       (2,204,500)

 INTEREST INCOME                                    32,294            19,974

 INTEREST EXPENSE                                        -          (126,840)
                                               -------------  ------------------
 NET LOSS
                                                (2,271,028)       (2,311,366)
                                               -------------  ------------------

 NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS  $(2,271,028)      $(2,311,366)
                                               =============  ==================
 NET LOSS PER COMMON SHARE (BASIC)             $     (0.03)      $     (0.04)
                                               =============  ==================
  NET LOSS PER COMMON SHARE (DILUTED)          $     (0.03)      $     (0.04)
                                               =============  ==================
 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING     72,232,732        64,082,658
                                               =============  ==================




                 See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        ---------------------------------
                                   (unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                     2005             2004
                                               ---------------------------------
 REVENUES:
   Grant revenue and other                          109,785       $   99,214
                                               -------------  ------------------

 EXPENSES:
   Research and development                         584,887          556,690
   Depreciation and amortization                     53,089           48,016
   General and administrative                       560,641          708,528
                                               -------------  ------------------
      Total Operating Expenses                    1,198,617        1,313,234
                                               -------------  ------------------

 NET OPERATING LOSS                              (1,088,832)      (1,214,020)

 INTEREST INCOME                                     14,474            8,747

 INTEREST EXPENSE                                         -                -
                                               -------------  ------------------


 NET LOSS                                        (1,074,358)      (1,205,273)
                                               -------------  ------------------

 NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS  $ (1,074,358)    $ (1,205,273)
                                               =============  ==================
 NET LOSS PER COMMON SHARE (BASIC)             $      (0.01)    $      (0.02)
                                               =============  ==================
  NET LOSS PER COMMON SHARE (DILUTED)          $      (0.01)    $      (0.02)
                                               =============  ==================

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING      72,287,847       65,330,627
                                               =============  ==================






                 See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                        ---------------------------------
                                   (unaudited)

                                                          Six Months Ended
                                                             March 31,
                                                       2005             2004
                                                    ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                            $ (2,271,028) $ (2,311,366)
Adjustments to reconcile net loss to net
 cash used in operating activities:
  Depreciation and amortization                          109,768        95,943
  Issuance of common stock and stock options
   for services                                            7,972       155,909
  Common stock contributed to 401(k) plan                 40,251        13,932
  Amortization of discount on note payable                     -        30,916
  Amortization of discount associated with
   convertible notes                                           -        67,118
  Amortization of deferred financing costs                     -        16,243
  Compensation expense related to variable
   options                                                     -       218,991
  Impairment loss on abandonment of patents                3,716        25,720
  Impairment loss on retired equipment                       267             -
  Increase  in receivables                               (24,461)       (3,167)
  (Increase) decrease in prepaid expenses                 85,301       (60,519)
  Decrease in deferred rent                                    -        (5,540)
  Increase (decrease)  in accrued expenses                23,577       (55,938)
  Increase (decrease)  in amount due to
   officer/shareholder & employees                        21,848        72,600
  Increase (decrease) in accounts payable                (29,525)     (349,079)
  Decrease in unearned compensation                        7,766             -
                                                    -------------  -------------

NET CASH USED IN OPERATING ACTIVITIES                 (2,024,548)   (2,088,237)

CASH FLOWS (USED IN) PROVIDED BY  INVESTING
ACTIVITIES:
  Purchase of equipment                                  (65,368)       (4,358)
  Patent costs                                           (31,014)      (30,255)
                                                    -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES                    (96,382)      (34,613)
                                                    -------------  -------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING
ACTIVITIES:
  Proceeds from issuance of common stock                       -     2,549,970
  Proceeds from drawdown on equity line                        -       340,000
  Proceeds from exercise of warrants                           -       291,222
  Payment of Cambrex note                                      -      (686,992)
  Payment of Covance note                                      -      (184,330)
  Proceeds from exercise of stock options                 30,649        77,519
  Transaction costs related to equity line of
   credit and private placement                                -       (93,159)
                                                    -------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 30,649     2,294,230
                                                    -------------  -------------
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                           (2,090,281)      171,380
CASH AND CASH EQUIVALENTS:
  Beginning of period                                  4,263,631     1,753,307
                                                    -------------  -------------
  End of period                                     $  2,173,350   $ 1,924,687
                                                    =============  =============
                                                                     (continued)

            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                                    -------------------
                       CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                             ---------------------------------
                                   (unaudited)
                                   (continued)

                                                          Six Months Ended
                                                             March 31,
                                                       2005             2004
                                                    ----------------------------

SUPPLEMENTAL INFORMATION ON NONCASH TRANSACTIONS
 Conversion of convertible debt
  into common stock:
Decrease in convertible notes                       $       -      $ (100,000)
Increase in common stock                                    -           1,794
Increase in additional paid-in capital                      -          98,206
                                                    -------------  -------------
                                                    $       -      $        -
                                                    =============  =============

Interest expense paid for with common stock:
Decrease in accrued expenses                        $       -      $   (1,789)
Increase in common stock                                    -              32
Increase in additional paid-in capital                      -           1,757
                                                    -------------  -------------
                                                    $       -      $        -
                                                    =============  =============

Equipment costs included in accounts payable:
Increase in accounts payable                        $     367      $        -
Increase in research and office equipment                (367)              -
                                                    ----------------------------
                                                    $       -      $        -
                                                    ============================
Patent costs included in accounts payable:
Increase in accounts payable                        $   4,440      $    6,500
Increase in patent costs                               (4,440)         (6,500)
                                                    -------------  -------------
                                                    $       -      $        -
                                                    =============  =============
Cashless exercise of warrants:
Increase in common stock                            $       -      $    3,698

Decrease in additional paid-in capital                      -          (3,698)
                                                    -------------  -------------
                                                    $       -      $        -
                                                    =============  =============

                                                                  concluded



            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (unaudited)


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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of March 31, 2005 and the results of operations for the six and three-month periods then ended. The condensed consolidated balance sheet as of September 30, 2004 is derived from the September 30, 2004 audited consolidated financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the six and three-month periods ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire year.

      Significant accounting policies are as follows:

      Principles of Consolidation--The consolidated financial statements include the accounts of CEL-SCI Corporation and its wholly owned subsidiary, Viral Technologies, Inc. All intercompany transactions have been eliminated upon consolidation.

      Research and Office Equipment--Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the terms of the lease. Repairs and maintenance are expensed when incurred. During the six month periods ended March 31, 2005 and 2004, the Company retired equipment with a net book value of $267 and $-0-, respectively. During the three months ended March 31, 2005 and 2004, the Company retired equipment with a net book value of $172 and $-0-, respectively.

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (unaudited)


      Research and Development Costs--Research and development (R&D) expenditures are expensed as incurred. The Company has an agreement with Cambrex Bio Science, an unrelated corporation, for the production of MultikineR, which is the Company's only product source. All production costs of Multikine are expensed to R&D immediately.

      Research and Development Grant Revenues--The Company's grant arrangements are handled on a reimbursement basis. Grant revenues under the arrangements are recognized as grant revenue when costs are incurred.

      Patents--Patent expenditures are capitalized and amortized using the straight-line method over 17 years. In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the six months ended March 31, 2005 and 2004, the Company recorded patent impairment charges of $3,716 and $25,720, respectively. During the three months ended March 31, 2005 and 2004, the Company recorded no patent impairment charges. These charges are the net book value of patents abandoned during the period and such amount is included in general and administrative expenses. Based on current patent applications and issued patents, CEL-SCI expects that the amortization of patent expenses will total approximately $350,000 during the next five years.

      Net Loss per Common Share--Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Potentially dilutive common shares, including convertible options to purchase common stock, were excluded from the calculation because they are antidilutive.

      Comprehensive Loss--SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive net income or loss and its components in stockholders' equity. SFAS 130 requires the components of other comprehensive income or loss such as changes in the fair value of available-for-sale securities and foreign translation adjustments to be added to net income or loss to arrive at comprehensive income or loss. Other comprehensive income or loss items have no impact on the Company's net loss as presented on the statement of operations. During the six-month and three-month periods ended March 31, 2005 and 2004, there were no components of comprehensive loss other than net loss and the statement of comprehensive loss has been omitted.

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (unaudited)


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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (unaudited)


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
                                                      Six Months Ended
                                               March 31, 2005    March 31, 2004
                                               --------------    --------------
      Net loss:
      As reported                               $(2,271,028)      $(2,311,366)

      Deduct:  Compensation expense for
      stock-based performance awards
      included in reported net loss, net of
      related tax effects                                --           218,991

      Add:   Total stock-based employee
      compensation expense determined
      under fair-value-based method for
      all awards, net of related tax effects       (274,840)         (772,952)
                                               --------------    --------------
      Pro forma net loss                        $(2,545,868)      $(2,865,327)
                                               ==============    ==============

      Net loss per common share, basic and diluted:

          As reported                           $     (0.03)      $     (0.04)
                                               ==============   ===============
          Pro forma                             $     (0.04)      $     (0.04)
                                               ==============   ===============

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (unaudited)


                                                     Three Months Ended
                                               March 31, 2005    March 31, 2004
                                               --------------    --------------
      Net loss:
      As reported                               $(1,074,358)      $(1,205,273)

      Deduct:  Compensation expense for
      stock-based performance awards
      included in reported net loss, net of
      related tax effects                                --           198,883
      Add:   Total stock-based employee
      compensation expense determined
      under fair-value-based method for
      all awards, net of related tax effects       (148,590)         (566,214)
                                               --------------    --------------
      Pro forma net loss                        $(1,222,948)      $(1,572,604)
                                               ==============    =============

      Net loss per common share, basic and diluted:

            As reported                         $     (0.01)      $     (0.02)
                                               ==============    =============
            Pro forma                           $     (0.02)      $     (0.02)
                                               ==============    =============

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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (unaudited)


      In December 2004 the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment (stock options and restricted stock) issued to employees. SFAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employees. SFAS No. 123R is effective for the Company's 2006 fiscal year beginning October 1, 2005. The Company has not determined the impact of adopting SFAS No. 123R.

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

B.    STOCKHOLDERS' EQUITY

      During the six months and three months ended March 31, 2005, the Company did not issue stock for services. During the six and three months ended March 31, 2004, the Company issued stock for services to both employees and nonemployees with a fair value of $155,909. During the six months ended March 31, 2005, the Company issued 15,000 options to a consultant for a cost of $7,972.

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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (unaudited)


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

      In July and September 2002, the Company sold convertible notes, plus Series G warrants, to a group of private investors for $1,300,000 less transaction costs of $177,370. The notes bore interest at 7% per year and were due and payable September 9, 2004. Interest was payable quarterly beginning October 1, 2002. The notes were secured by substantially all of the Company's assets and contained certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders' option the notes were convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price was 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date. If the Company sold any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price would have been lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. As of the year ended September 30, 2003, all of the notes had been converted into 8,354,198 shares of common stock. In addition, all of the discount associated with the notes had been amortized to interest expense. Interest totaling $21,472 was converted into 109,428 shares of common stock during the year ended September 30, 2003. The Series G warrants allow the holders to purchase up to 900,000 shares of the Company's common stock at a price equal to 110% of the conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. The warrant price was $0.145 as of March 31, 2005. As of March 31, 2005, 450,000 warrants had been exercised and 450,000 warrants remain outstanding.

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (unaudited)


      In January 2003, the Company sold convertible notes, plus Series H warrants to purchase 1,100,000 shares of common stock, to a group of private investors for $1,350,000 less transaction costs of approximately $220,419. The first funds, totaling $600,000, were received in January 2003 and the balance of $750,000 was received on July 2, 2003. The notes bore interest at 7% per year. The first notes were due and payable January 7, 2005 and the second notes were due and payable July 7, 2005. Interest was payable quarterly. The notes were secured by substantially all of the Company's assets and contain certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders' option the notes were convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price defaulted to 60% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date in the event of default. On May 8, 2003, the Company signed an amendment to the agreement that prevented the conversion price from defaulting to 60%. In the agreement, the conversion price declines to 70% of the average of the three lowest daily trading prices of the Company's common stock if the price of the stock climbs over $0.50. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. On May 30, 2003, the price of the Company's stock rose above $0.50. In accordance with the agreement, the discount percentage changed from 76% to 70%. This change increased the discount on the debt that the Company recorded for the Series H convertible notes by $67,669. As of October 2, 2003, all of the Series H notes had been converted into a total of 3,183,358 shares of common stock and total interest of $32,914 had been converted into 83,227 shares of common stock. The Series H warrant price was $0.25 as of March 31, 2005. As of March 31, 2005, 550,000 warrants had been exercised and 550,000 warrants remain outstanding.

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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (unaudited)


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

      In September 2003, the Company signed an equity line of credit agreement with Rubicon Group for up to $10,000,000 of funding prior to December 29, 2005. During a twenty-four month period, the Company can request a drawdown under the equity line of credit by selling shares of its common stock to Rubicon Group, who will be obligated to purchase the shares subject to certain volume restrictions. The Company can request a drawdown once every 22 trading days, although the Company is under no obligation to request any drawdowns under the equity line of credit. The minimum amount CEL-SCI can draw down at any one time is $100,000, and the maximum amount CEL-SCI can draw down at any one time will be determined at the time of the drawdown request using a formula contained in the equity line of credit agreement. The Company is restricted from entering into any other equity line of credit arrangement until the earlier of the expiration of the agreement or two years from the date of registration. The Company issued 395,726 warrants to the issuer at a price of $0.83 and the warrants expire September 16, 2008. The warrants were valued using the Black-Scholes valuation method and expenses of $40,600 were recorded to additional paid-in capital as a cost of equity related transaction during the year ended September 30, 2003. Drawdowns totaling $340,000 were made during the year ended September 30, 2004

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (unaudited)


      with associated costs of $4,090. A total of 307,082 shares were issued to Rubicon in exchange for the drawdowns. During the six and three months ended March 31, 2005, no drawdowns were made. During the six and three months ended March 31, 2004, drawdowns totaling $340,000 were made, with associated costs of $4,090. A total of 307,082 shares were issued to Rubicon in exchange for the drawdowns.

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

D. PRIVATE PLACEMENT

      On December 1, 2003, the Company sold 2,994,964 shares of its common stock to a group of private institutional investors for approximately $2,550,000, or $0.85 per share. As part of this transaction, the investors in the private offering received warrants which allow the investors to purchase 991,003 shares of the Company's common stock at a price of $1.32 per share at any time prior to December 1, 2006. As of March 31, 2005, all warrants remain outstanding.

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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    SIX MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (unaudited)


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

G. SUBSEQUENT EVENT

      On May 4, 2005, the Company filed a Form 8-K. The report disclosed that BDO Seidman had been selected as the Company's new independent certified public accountants.

                               CEL-SCI CORPORATION


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company has had only limited revenues from operations since its inception in March 1983. The Company has relied upon proceeds realized from the public and private sale of its Common Stock and convertible notes as well as short-term borrowings to meet its funding requirements. Funds raised by the Company have been expended primarily in connection with the acquisition of exclusive rights to certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, the funding of Viral Technologies, Inc.'s (VTI) research and development program (inactive since 2000), patent applications, the repayment of debt, the continuation of Company-sponsored research and development and administrative costs, and the construction of laboratory facilities. Inasmuch as the Company does not anticipate realizing significant revenues until such time as it enters into licensing arrangements regarding its technology and know-how or until such time it receives permission to sell its product (which could take a number of years), the Company has been dependent upon short-term borrowings and the proceeds from the sale of its securities to meet all of its liquidity and capital resource requirements.

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

In September 2003, the Company signed an equity line of credit agreement with Rubicon Group for up to $10,000,000 of funding prior to December 29, 2005. During this twenty-four month period, the Company can request a drawdown under the equity line of credit by selling shares of its common stock to Rubicon Group, who will be obligated to purchase the shares subject to certain volume restrictions. The Company can request a drawdown once every 22 trading days, although the Company is under no obligation to request any drawdowns under the equity line of credit. The minimum amount CEL-SCI can draw down at any one time is $100,000, and the maximum amount CEL-SCI can draw down at any one time will be determined at the time of the drawdown request using a formula contained in the equity line of credit agreement. The Company is restricted from entering into any other equity line of credit arrangement until the earlier of the expiration of the agreement or two years from the date of registration. The Company issued 395,726 warrants to the issuer at a price of $0.83 and the warrants expire September 16, 2008. The warrants were valued using the Black-Scholes valuation method and expenses of $40,600 were recorded to additional paid-in capital as a cost of equity related transaction during the year ended September 30, 2003. During the six and three months ended March 31, 2005, no drawdowns were made. During the six and three months ended March 31, 2004, drawdowns totaling $340,000 were made, with associated costs of $4,090. A total of 307,082 shares were issued to Rubicon in exchange for the drawdowns.

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

In July and September 2002, the Company sold convertible notes, plus Series G warrants, to a group of private investors for $1,300,000 less transaction costs of $177,370. The notes bore interest at 7% per year and were due and payable September 9, 2004. Interest was payable quarterly beginning October 1, 2002. The notes were secured by substantially all of the Company's assets and contained certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders' option the notes were convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price was 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date. If the Company had sold any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price would have been lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. By

June 2, 2003, all of the notes had been converted into 8,354,198 shares of common stock. In addition, interest totaling $21,472 was converted into 109,428 shares of common stock. As of March 31, 2005, 450,000 warrants had been exercised and 450,000 warrants remain outstanding.

In January 2003, the Company sold convertible notes, plus Series H warrants to purchase 1,100,000 shares of common stock, to a group of private investors for $1,350,000 less transaction costs of approximately $220,419. The first funds, totaling $600,000, were received in January and the balance of $750,000 was received on July 2, 2003. The notes bore interest at 7% per year. The first notes were due and payable January 7, 2005 and the second notes were due and payable July 7, 2005. Interest was payable quarterly. The notes were secured by substantially all of the Company's assets and contain certain restrictions, including limitations on such items as indebtedness, sales of common stock and payment of dividends. At the holders' option, the notes were convertible into shares of the Company's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. The conversion price was 76% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date. The conversion price defaults to 60% of the average of the three lowest daily trading prices of the Company's common stock on the American Stock Exchange during the 15 trading days immediately prior to the conversion date in the event of default. On May 8, 2003, the Company signed an amendment to the agreement that prevented the conversion price from defaulting to 60%. In the agreement, the conversion price declines to 70% of the average of the three lowest daily trading prices of the Company's common stock if the price of the stock climbs over $0.50. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable conversion price, the conversion price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. On May 30, 2003, the price of the Company's stock rose above $0.50. In accordance with the agreement, the discount percentage changed from 76% to 70%. This change increased the discount on the debt that the Company recorded for the Series H convertible notes by $67,669. By October 2, 2003, all of the Series H notes had been converted into a total of 3,183,358 shares of common stock and total interest of $32,914 had been converted into 83,227 shares of common stock. The Series H warrant price is currently $0.25. As of March 31, 2005, 550,000 warrants had been exercised and 550,000 warrants remain outstanding.

On December 1, 2003, the Company sold 2,994,964 shares of its common stock to a group of private institutional investors for approximately $2,550,000, or $0.85 per share. As part of this transaction, the investors in the private offering received warrants which allow the investors to purchase approximately 900,000 shares of the Company's common stock at a price of $1.32 per share at any time prior to December 1, 2006. As of March 31, 2005, all warrants remain outstanding.

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

Results of Operations

"Grant revenues and other" increased by $12,843 during the six months ended March 31, 2005, compared to the same period of the previous year, due to higher grant reimbursements in 2005. During the three months ended March 31, 2005, grant revenues and other increased by $10,571 for the same reason.

During the six month period ended March 31, 2005, research and development expenses increased by $360,953. The increase in research and development expense was due to an increase in work related to the Company's Phase III application for Multikine. During the three month period ended March 31, 2005, research and development expenses increased by $28,197 compared to the same period in 2004, also because of the increase in work related to the Phase III application for Multikine.

During the six month period ended March 31, 2005, general and administrative expenses decreased by $263,113. During the three month period ended March 31, 2005, general and administrative expenses decreased by $147,887 compared to the same period in 2004. This decrease in both the six month and three month period was mostly due to a decrease in business development expenses, filing fees and legal fees, as the Company's foremost efforts were focused on the submission of the Phase III clinical trial application for Multikine to the FDA. In addition, the March 2004 general and administrative costs were increased by the recognition of expense associated with options repriced in prior years. During the six months ended March 31, 2004, the stock price was higher than the repriced options, requiring the recording of an expense in general and administrative expenses of $161,112.

Interest income during the six months ended March 31, 2005 increased by $12,320. Interest income during the three months ended March 31, 2005 was higher than it was during the three months ended March 31, 2004. Increases for both the six and three month periods were a result of higher balances in interest bearing accounts. Interest expense decreased to zero as a result of the conversion of the remaining convertible debt on October 2, 2003. Interest expense for the six months ended March 31, 2004 is primarily a noncash item incurred to account for interest and amortization of the discounts and deferred financing costs related to the convertible debt, the note payable to Covance AG and the convertible debt payable to Cambrex Biosciences, Inc.

Research and Development Expenses

During the six and three month periods ended March 31, 2005 and 2004, the Company's research and development efforts involved Multikine and L.E.A.P.S.. The table below shows the research and development expenses associated with each project during the three-month periods.

                     Six Months Ended                 Three Months Ended
                          March 31,                         March 31,
                     2005        2004                 2005           2004
                     ----        ----                 ----           ----

MULTIKINE        $1,096,242    $747,357             $481,537      $465,661

L.E.A.P.S.          189,749     177,684              103,218        91,029
               ------------   ---------            ---------    ----------

       TOTAL     $1,285,991    $925,038             $584,755      $556,690
                 ==========    ========             ========      ========


The Company believes that it has compiled sufficient data and clinical information to justify a Phase III clinical trial which would be designed to prove the clinical benefit from Multikine as an addition to established anti-cancer therapies. On January 4, 2005, the Company announced that it had submitted a Phase III clinical trial protocol to the U.S. Food and Drug Administration ("FDA") for the use of its investigational immunotherapy drug Multikine in the treatment of advanced primary squamous cell carcinoma of the oral cavity. Additional information in support of and to provide the rationale for the Phase III trial (final reports of clinical trials conducted with Multikine to date and manufacturing and testing information) was included with this submission. The Company met with FDA in April of 2005 to discuss the Phase III trial. The meeting was very useful and productive, and the Company views it as the start of a continuing dialogue with the Agency on this matter. It is clear that the FDA recognizes the need for new and improved therapies for head and neck cancer patients, and it appears to be amenable to new approaches. The Company found the FDA's evaluation of the plan supportive and helpful. A number of specific technical aspects of our development plan were discussed and the FDA made several suggestions as to how the plan could be improved. In the coming months the Company plans to provide additional information to the FDA and confer with it to arrive at a final plan which would produce data supportive of a biological license application. The Company is unable to estimate the future costs of research and clinical trials involving Multikine since the Company has not yet finalized the design of future clinical trials. Until the scope of these trials is known, the Company will not be able to price any future trials with clinical trial organizations.

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

Comprehensive Loss - SFAS 130, "Reporting Comprehensive Income," establishes standards for reporting and displaying comprehensive net income or loss and its components in stockholders' equity. SFAS 130 requires the components of other comprehensive income or loss such as changes in the fair value of available-for-sale securities and foreign translation adjustments to be added to net income or loss to arrive at comprehensive income or loss. Other comprehensive income or loss items have no impact on the Company's net loss as presented on the statement of operations. During the six and three months ended March 31, 2005 and 2004, there were no components of comprehensive loss other than net loss and the statement of comprehensive loss has been omitted.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. The Company has no derivative financial instruments. Additionally, the Company is not exposed to interest rate risks due to the fact the Company has no outstanding debt as of March 31, 2005. Further, there is no exposure to risks associated with foreign exchange rate changes because none of the operations of the Company are transacted in a foreign currency. The interest rate risk in investments is considered immaterial due to the fact that all investments have maturities of 3 months or less.

Item 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a(c) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, as of March 31, 2005. Based upon his evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that as of March 31, 2005, the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes during the six and three months ended March 31, 2005 in the Company's internal controls or in other factors which could significantly affect these controls, since the date the controls were evaluated. There were no significant deficiencies or material weaknesses and, therefore, there were no corrective actions taken.

                                     PART II


Item 2.        Changes in Securities and Use of Proceeds

      None

Item 4.   Submission of Matters to a Vote of Security Holders

The annual meeting of the Company's shareholders was held on April 21, 2005.

At the meeting the following persons were elected as directors for the upcoming year.

Name                         Votes For          Votes Withheld
----                         ----------         --------------

Maximilian de Clara          63,030,454           3,433,801
Geert Kersten                65,442,847           1,021,408
Alexander Esterhazy          64,815,982           1,648,273
C. Richard Kinsolving        65,523,972             940,283
Peter Young                  65,552,502             911,753

At the meeting the following proposals were ratified by the shareholders.

1. The adoption of the Company's 2005 Incentive Stock Option Plan which provides that up to 1,000,000 shares of common stock may be issued upon the exercise of options granted pursuant to the Incentive Stock Option Plan.

2. The adoption of the Company's 2005 Non-Qualified Stock Option Plan which provides that up to 1,000,000 shares of common stock may be issued upon the exercise of options granted pursuant to the Non-Qualified Stock Option Plan.

3. The adoption of the Company's 2005 Stock Bonus Plan which provides that up to 1,000,000 shares of common stock may be issued to persons granted stock bonuses pursuant to the Stock Bonus Plan.

4. The adoption of an amendment to the Company's Stock Compensation Plan. The amendment provides for the issuance of up to 500,000 additional restricted shares of common stock to the Company's directors, officers, employees and consultants for services provided to the Company.

The following is a tabulation of votes cast with respect to these proposals:

                                  Votes
                ---------------------------------------      Broker
  Proposal         For          Against         Abstain     Non-Votes

      1.        15,958,035     4,362,170        205,405    45,938,615
      2.        15,734,614     4,432,769        358,227    45,938,615
      3.        15,785,608     4,484,015        255,987    45,938,615
      4.        15,356,880     4,983,113        185,617    45,938,615


Item 5.  Other Information

On May 20, 2002, Phase II clinical trial results with the Company's immunotherapy drug Multikine(R) were published in the Journal of Clinical Oncology, the official journal of the American Society of Clinical Oncology
(ASCO). The title of the publication is: "Neoadjuvant Immunotherapy of Oral Squamous Cell Carcinoma Modulates Intratumoral CD4/CD8 Ratio and Tumor Microenvironment: A Multicenter Phase II Clinical Trial". In this publication the authors describe a new mechanism of action by which Multikine is able to marshal the immune system to fight head and neck cancer. In addition, the authors suggest that the presence or absence of a cell surface marker on head and neck cancer cells may help select the patients best suited for treatment with Multikine.

The publication attributes the Multikine induced anti-tumor immune response to the combined activity of the different cytokines in the product following the local administration of Multikine for only 3 weeks. This combination of different cytokines caused the induction, recruitment into the tumor bed, and proliferation of anti-tumor T cells and other anti-tumor inflammatory cells, leading to a massive anti-tumor immune response. Multikine induced a reversal of the CD4/CD8 ratio in the tumor infiltrating cells, leading to a marked increase in CD4 T cells in the tumor, which resulted in the prolongation of the anti-tumor immune response and tumor cell destruction. The immune-mediated processes continued long after the cessation of Multikine administration.

Multikine treatment of patients with advanced primary oral squamous cell carcinoma resulted in an overall response rate of 42%, with 12% of the patients having a complete response. A histopathology study showed that the tumor load in Multikine treated patients was reduced by nearly 50% as compared to tumors from control patients in the same study. These results were achieved with little to no toxicity and without any reported severe adverse events associated with Multikine treatment.

The tumors of all of the patients in this trial who responded to Multikine treatment were devoid of the cell surface marker for HLA Class II. This finding, if confirmed in the planned Phase III trial, may lead to the establishment of a marker for selecting the patients best suited for treatment with Multikine.

Item 6.

      (a)    Exhibits

Number            Exhibit
------            -------

31                Rule 13a-14(a) Certifications

32                Section 1350 Certifications


      (b) Reports on Form 8-K

There was one report on Form 8-K for the quarter ended March 31, 2005. The report disclosed that Deloitte and Touche, the Company's auditing firm, resigned effective February 14, 2005. On May 4, 2005, the Company filed a Form 8-K. The report disclosed that BDO Seidman had been elected as the Company's new independent certified public accountants.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CEL-SCI CORPORATION

                                          /s/ Geert Kersten
Date: May 20, 2005                        ---------------------------------
                                          Geert Kersten
                                          Chief Executive Officer*



*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer