Form 10-Q
period 2005-06-30
CEL SCI CORP
filed 2005-08-15
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION


               Colorado                                    84-0916344
        ------------------------                        -----------------
       State or other jurisdiction                      (IRS) Employer
            incorporation                            Identification Number

                         8229 Boone Boulevard, Suite 802
                             Vienna, Virginia 22182
                        -------------------------------
                     Address of principal executive offices

                                 (703) 506-9460
                              --------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes ____X_____                      No __________

Indicate by check mark whether the Registrant is an accelerated filer (as that term is defined in Exchange Act Rule 12b-2).

            Yes ____ _____                      No _____X____
                    -                                   -

         Class of Stock        No. Shares Outstanding            Date
         --------------        ----------------------       --------------
           Common                   74,221,806              August 8, 2005

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1.                                                                 Page
                                                                        ----

      Condensed Consolidated Balance Sheets (unaudited)                    3
      Condensed Consolidated Statements of Operations (unaudited)        4-5
      Condensed Consolidated Statements of Cash Flow (unaudited)         6-7
      Notes to Condensed Consolidated Financial Statements (unaudited)     8

Item 2.
      Management's Discussion and Analysis of Financial Condition         15
        and Results of Operations

Item 3.
      Quantitative and Qualitative Disclosures about Market Risks         19

Item 4.
      Controls and Procedures                                             19

PART II

Item 2.
      Changes in Securities and Use of Proceeds                           20

Item 4.
      Submission of Matters to a Vote of Security Holders                 20

Item 5.
      Other Information                                                   21

Item 6.
      Exhibits and Reports on Form 8-K                                    21

      Signatures                                                          22

Item 1.   FINANCIAL STATEMENTS

                               CEL-SCI CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
 ASSETS
                                                      June 30,    September 30,
                                                        2005          2004
                                                     ---------    ------------
 CURRENT ASSETS:

Cash and cash equivalents                         $  1,488,680    $  4,263,631
   Interest and other receivables                       16,376          21,256
   Prepaid expenses and laboratory supplies            385,528         508,597
   Deposits                                             14,828          14,828
                                                  -------------   -------------

         Total current assets                        1,905,412       4,808,312

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation of $1,726,828
    and $1,651,759                                     204,445         233,612

 PATENT COSTS- less accumulated
   amortization of  $796,972 and $745,321              491,342         471,886
                                                  -------------   -------------

                TOTAL ASSETS                      $  2,601,199    $  5,513,810
                                                  =============   =============

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable                               $    153,262    $    143,300
   Accrued expenses                                     85,320          64,361
   Due to officer/shareholder and employees             20,486           5,320
                                                  -------------   -------------

        Total current liabilities                      259,068         215,981

   Deposits held                                         3,000           3,000
                                                  -------------   -------------
        Total liabilities                              262,068         215,981

 STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; authorized,
   100,000,000 shares; issued and outstanding,
   72,734,645 and 72,147,367 shares at June 30,
   2005 and September 30, 2004, respectively           727,346         721,474
   Unearned compensation                                (2,588)        (14,237)
   Additional paid-in capital                       95,612,127      95,343,962
   Accumulated deficit                             (93,997,754)    (90,753,370)
                                                  -------------   -------------

           Total stockholders' equity                2,339,131       5,297,829
                                                  -------------   -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $  2,601,199    $  5,513,810
                                                  =============   =============

            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                            Nine Months Ended
                                                                 June 30,
                                                           2005           2004
                                                          ------         ------
 REVENUES:
   Grant revenue and other                             $   223,395  $   253,981
                                                       -----------  -----------
 EXPENSES:
   Research and development                              1,824,044   1,414,942
   Depreciation and amortization                           149,590     145,838
   General and administrative                            1,537,454   1,805,134
                                                       -----------  -----------
                       Total Operating Expenses          3,511,088   3,365,914
                                                       -----------  -----------
 NET OPERATING LOSS                                     (3,287,693) (3,111,933)

 INTEREST INCOME                                            43,309      33,797

 INTEREST EXPENSE                                                -    (126,840)
                                                       -----------  -----------

 NET LOSS                                             $(3,244,384) $(3,204,976)
                                                      ============ ============

 NET LOSS PER COMMON SHARE (BASIC)                    $     (0.04) $     (0.05)
                                                      ============ ============

 NET LOSS PER COMMON SHARE (DILUTED)                  $     (0.04) $     (0.05)
                                                      ============ ============

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                  72,316,654   65,927,925
                                                      ============ ============

            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                           Three Months Ended
                                                                June 30,
                                                          2005            2004
                                                         ----------------------
 REVENUES:
   Grant revenue and other                          $    38,103    $    81,532
                                                    ------------   ------------
 EXPENSES:
   Research and development                             538,053        489,904
   Depreciation and amortization                         39,822         49,895
   General and administrative                           444,599        449,166
                                                    ------------   ------------

     Total Operating Expenses                         1,022,474        988,965
                                                    ------------   ------------

 NET OPERATING LOSS                                    (984,371)      (907,433)

 INTEREST INCOME                                         11,015         13,823

 INTEREST EXPENSE
                                                              -              -
                                                    ------------   ------------

 NET LOSS                                           $  (973,356)   $  (893,610)
                                                    ============   ============

 NET LOSS PER COMMON SHARE (BASIC)                  $     (0.01)   $     (0.01)
                                                    ============   ============

  NET LOSS PER COMMON SHARE (DILUTED)               $     (0.01)   $     (0.01)
                                                    ============   ============

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                72,484,497     69,638,735
                                                    ============   ============

            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                                                             Nine Months Ended
                                                                  June 30,
                                                             2005        2004
CASH FLOWS FROM OPERATING
  ACTIVITIES:
NET LOSS                                              $(3,244,384)  $(3,204,976)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                           149,590       145,838
  Issuance of common stock and stock options for services   7,972       163,842
  Common stock contributed to 401(k) plan                  60,928        33,365
  Amortization of discount on note payable                      -        30,916
  Amortization of discount associated with
   convertible notes                                            -        67,118
  Amortization of deferred financing costs                      -        16,243
  Acceleration of vesting of stock options                      -         7,597
  Impairment loss on abandonment of patents                 3,716        25,720
  Impairment loss on retired equipment                        267             -
  (Increase) decrease  in receivables                       4,880        (6,127)
  (Increase) decrease  in prepaid expenses                123,069      (128,151)
  Decrease in deferred rent                                     -        (5,540)
  Increase (decrease)  in accrued expenses                 20,959       (22,174)
  Increase (decrease) in amount due to officer/
  shareholder & employees                                  15,166      (188,681)
  Increase (decrease) in accounts payable                 (28,173)     (323,087)
  Decrease in unearned compensation                        11,649             -
                                                     -------------  ------------
NET CASH USED IN OPERATING ACTIVITIES                  (2,874,361)   (3,388,097)
                                                     -------------  ------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of equipment                                   (65,735)      (28,124)
  Patent costs                                            (39,992)      (37,179)
                                                     -------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                    (105,727)      (65,303)
                                                     -------------  ------------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                        -     7,799,970
  Proceeds from drawdown on equity line                   163,636       340,000
  Proceeds from exercise of warrants                            -       291,222
  Payment of Cambrex note                                       -      (686,992)
  Payment of Covance note                                       -      (184,330)
  Proceeds from exercise of stock options                  41,501        96,882
  Transaction costs related to equity line of credit
  and private placement                                         -      (591,611)
                                                     ------------   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 205,137     7,065,141
                                                     -------------  ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS   (2,774,951)    3,611,741

CASH AND CASH EQUIVALENTS:
  Beginning of period                                   4,263,631     1,753,307
                                                     -------------  ------------
  End of period                                      $  1,488,680   $ 5,365,048
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

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                        ---------------------------------
                                  (unaudited)
                                  (continued)

                                                            Nine Months Ended
                                                                June 30,
                                                          2005           2004
                                                        ------------------------
SUPPLEMENTAL INFORMATION ON NONCASH TRANSACTIONS
Conversion of convertible debt into common stock:
Decrease in convertible notes                         $       -    $   (100,000)
Increase in common stock                                      -           1,794
Increase in additional paid-in capital                        -          98,206
                                                      ----------   -------------

                                                      $       -    $          -
                                                      ==========   =============
Interest expense paid for with common stock:
Decrease in accrued expenses                          $       -    $     (1,789)
Increase in common stock                                      -              32
Increase in additional paid-in capital                        -           1,757
                                                      ----------   -------------

                                                      $       -    $          -
                                                      ==========   =============
Cost of warrant extension:
Increase in additional paid-in capital                $       -    $     80,035
Decrease in additional paid-in capital                        -         (80,035)
                                                      ----------   -------------

                                                      $       -    $          -
                                                      ==========   =============
Patent costs included in accounts payable:
Increase in accounts payable                          $  38,135    $     29,713
Increase in patent costs                                (38,135)        (29,713)
                                                      -----------  -------------

                                                      $       -    $          -
                                                      ===========  =============
Warrants issued for financing transactions:
Increase in additional paid-in capital                $       -    $    103,126
Decrease in additional paid-in capital                        -        (103,126)
                                                      -----------  -------------
                                                      $       -    $          -
                                                      ===========  =============
Cashless exercise of warrants:
Increase in common stock                              $       -    $      3,698
Decrease in additional paid-in capital                        -          (3,698)
                                                      -----------  -------------
                                                      $       -    $          -
                                                      ===========  =============

                                                                     concluded

           See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (unaudited)

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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of June 30, 2005 and the results of operations for the nine and three-month periods then ended. The condensed consolidated balance sheet as of September 30, 2004 is derived from the September 30, 2004 audited consolidated financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the nine and three-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire year.

      Significant accounting policies are as follows:

      Principles of Consolidation - The consolidated financial statements include the accounts of CEL-SCI Corporation and its wholly owned subsidiary, Viral Technologies, Inc. All intercompany transactions have been eliminated upon consolidation.

      Research and Office Equipment - Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Repairs and maintenance are expensed when incurred. During the nine month periods ended June 30, 2005 and 2004, the Company retired equipment with a net book value of $267 and $-0-respectively. During the three months ended June 30, 2005 and 2004, the Company did not retire any equipment.

      Research and Development Costs - Research and development (R&D) expenditures are expensed as incurred. The Company has an agreement with Cambrex Bio Science, an unrelated corporation, for the production of MultikineR, which is the Company's only product source. All production costs of Multikine are expensed to R&D immediately.

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (unaudited)


      Research and Development Grant Revenues - The Company's grant arrangements are handled on a reimbursement basis. Grant revenues under the arrangements are recognized as grant revenue when costs are incurred.

      Patents - Patent expenditures are capitalized and amortized using the straight-line method over 17 years. In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the nine months ended June 30, 2005 and 2004, the Company recorded patent impairment charges of $3,716 and $25,720, respectively. During the three months ended June 30, 2005 and 2004, the Company recorded no patent impairment charges. These charges are the net book value of patents abandoned during the period and such amount is included in general and administrative expenses. Based on current patent applications and issued patents, CEL-SCI expects that the amortization of patent expenses will total approximately $350,000 during the next five years.

      Net Loss per Common Share - Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Potentially dilutive common shares, including convertible options to purchase common stock, were excluded from the calculation because they are antidilutive.

      Prepaid Expenses and Laboratory Supplies - The majority of prepaid expenses consist of bulk purchases of laboratory supplies used on a daily basis in the lab and items that will be used for future production. The items in prepaid expenses are expensed when used in production or daily activity as R&D expenses. These items are disposables and consumables and can be used for both the manufacturing of Multikine for clinical studies and in the laboratory for quality control and bioassay use. They can be used in training, testing and daily laboratory activities. Other prepaid expenses are payments for services over a long period and are expensed over the time period for which the service is rendered.

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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (unaudited)


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

      Stock-Based Compensation - In October 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). This statement encourages but does not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations". In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. If the Company had elected to recognize compensation expense based on the fair value of the awards granted, consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                                         Nine Months Ended
                                                   June 30, 2005   June 30, 2004
                                                   -------------   -------------
      Net loss:
      As reported                                   $(3,244,384)    $(3,204,976)

      Deduct:  Accelerated employee awards                    -           7,597

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (unaudited)

      Add:     Total stock-based employee
               compensation expense determined
               under fair-value-based method for
               all awards, net of related tax effects  (419,789)       (995,258)
                                                   -------------   -------------

      Pro forma net loss                            $(3,664,173)    $(4,192,637)
                                                   =============   =============

      Net loss per common share, basic and diluted:
         As reported                                $     (0.04)    $     (0.05)
                                                   =============   =============
         Pro forma                                  $     (0.05)    $     (0.06)
                                                   =============   =============

                                                         Three Months Ended
                                                   June 30, 2005   June 30, 2004
                                                   -------------   -------------
      Net loss:
         As reported                               $   (973,356)   $   (893,610)

      Add:  Reversal of compensation expense
            For stock-based performance                       -        (218,991)
            Deduct:  Accelerated employee awards              -           7,597

      Add:  Total stock-based employee
            compensation expense determined
            under fair-value-based method for
            all awards, net of related tax effects     (144,949)       (222,306)
                                                   -------------   -------------

      Pro forma net loss                            $(1,118,305)    $(1,327,310)
                                                   =============   =============
      Net loss per common share, basic and diluted:

            As reported             $        (0.01)         $         (0.01)
                                    ===============         ================
            Pro forma               $        (0.02)         $         (0.02)
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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (unaudited)

B.    NEW ACCOUNTING PRONOUNCEMENTS

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

      In December 2004 the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment (stock options and restricted stock) issued to employees. SFAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employees. SFAS No. 123R is effective beginning in January 2006 for the Company's 2006 fiscal year beginning October 1, 2005. The Company has not determined the impact of adopting SFAS No. 123R.

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

      In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections--A replacement of APB Opinion No. 20 and FASB Statement No. 3". The statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change and is part of a broader effort by the FASB to improve the comparability of cross-border financial reporting by working with the International Accounting Standards Board (IASB) toward development of a single set of high-quality accounting standards. The Company does not believe that SFAS No. 154 will have a material impact on its results of operations or cash flows.

      In March 2005, the FASB issued FIN No. 47. "Accounting for Conditional Asset Retirement Obilgations - an Interpretation of FASB Statement No. 143". The interpretation clarifies terms used in FASB Statement No. 143

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (unaudited)

      and is effective no later than the end of fiscals ending after December 15, 2005. The Company does not believe that FIN No. 47 will have a material impact on its results on its results of operations or cash flows.

C.    STOCKHOLDERS' EQUITY

      During the nine months and three months ended June 30, 2005, the Company did not issue stock for services. During the nine months ended June 30, 2004, the Company issued stock for services to both employees and nonemployees with a fair value of $163,842. During the three months ended June 30, 2004, the Company issued stock for services to both employees and nonemployees with a fair value of $7,933. During the nine months ended June 30, 2005, the Company issued 15,000 options to a consultant for a cost of $7,972.

D.    FINANCING TRANSACTIONS

      In July and September 2002, the Company sold convertible notes, plus Series G warrants, to a group of private investors. As of the year ended September 30, 2003, all of the notes had been converted into common stock. The Series G warrants allow the holders to purchase up to 900,000 shares of the Company's common stock. The warrant price was $0.145 as of June 30, 2005. As of June 30, 2005, 450,000 warrants had been exercised and 450,000 warrants remain outstanding. In addition, in January 2003, the Company sold convertible notes, plus Series H warrants to purchase 1,100,000 shares of common stock, to a group of private investors.
      As of October 2, 2003, all of the Series H notes had been converted into common stock. The Series H warrant price was $0.25 as of June 30, 2005. As of June 30, 2005, 550,000 warrants had been exercised and 550,000 warrants remain outstanding.

      In September 2003, the Company signed an equity line of credit agreement with Rubicon Group for up to $10,000,000 of funding prior to December 29, 2005. During a twenty-four month period, the Company can request a drawdown under the equity line of credit by selling shares of its common stock to Rubicon Group, who will be obligated to purchase the shares subject to certain volume restrictions. The Company can request a drawdown once every 22 trading days, although the Company is under no obligation to request any drawdowns under the equity line of credit. The minimum amount CEL-SCI can draw down at any one time is $100,000, and the maximum amount CEL-SCI can draw down at any one time will be determined at the time of the drawdown request using a formula contained in the equity line of credit agreement. The Company is restricted from entering into any other equity line of credit arrangement until the earlier of the expiration of the agreement or two years from the date of registration. The Company issued 395,726 warrants to the issuer at a price of $0.83 and the warrants expire September 16, 2008. The warrants were valued using the Black-Scholes valuation method and expenses of $40,600 were recorded to additional paid-in capital as a cost of equity related transaction during the year ended September 30, 2003. Drawdowns totaling $340,000 were made during the nine months ended June 30, 2004 with associated costs of $4,090. A total of 307,082 shares were issued to Rubicon in exchange for the drawdowns. During the nine and three months ended June 30, 2005,

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (unaudited)

      drawdowns of $163,636 were made with 309,475 shares issued. Costs of $1,035 were associated with the drawdowns.

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

E. PRIVATE PLACEMENT

      On December 1, 2003, the Company sold 2,994,964 shares of its common stock to a group of private institutional investors for approximately $2,550,000, or $0.85 per share. As part of this transaction, the investors in the private offering received warrants which allow the investors to purchase 991,003 shares of the Company's common stock at a price of $1.32 per share at any time prior to December 1, 2006. As of June 30, 2005, all warrants remain outstanding.

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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (unaudited)

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

H. SUBSEQUENT EVENT

      On July 18, 2005, CEL-SCI sold 1,250,000 shares of its common stock and 375,000 warrants to one investor for $500,000. Each warrant entitles the holder to purchase one share of CEL-SCI's common stock at a price of $0.65 per share at any time prior to July 18, 2009. The shares of common stock and warrants are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission.

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

In September 2003, the Company signed an equity line of credit agreement with Rubicon Group for up to $10,000,000 of funding prior to December 29, 2005. During this twenty-four month period, the Company can request a drawdown under the equity line of credit by selling shares of its common stock to Rubicon Group, who will be obligated to purchase the shares subject to certain volume restrictions. The Company can request a drawdown once every 22 trading days, although the Company is under no obligation to request any drawdowns under the equity line of credit. The minimum amount CEL-SCI can draw down at any one time is $100,000, and the maximum amount CEL-SCI can draw down at any one time will be determined at the time of the drawdown request using a formula contained in the equity line of credit agreement. The Company is restricted from entering into any other equity line of credit arrangement until the earlier of the expiration of the agreement or two years from the date of registration. The Company issued 395,726 warrants to the issuer at a price of $0.83 and the warrants expire September 16, 2008. The warrants were valued using the Black-Scholes valuation method and expenses of $40,600 were recorded to additional paid-in capital as a cost of equity related transaction during the year ended September 30, 2003. During the nine and three months ended June 30, 2005, drawdowns of $163,636 were made with associated costs of $1,035. A total of 309,475 shares were issued to Rubicon in exchange for the drawdowns during that period. During the nine months ended June 30, 2004, drawdowns totaling $340,000 were made, with associated costs of $4,090. A total of 307,082 shares were issued to Rubicon in exchange for the drawdowns.

In July and September 2002, the Company sold convertible notes, plus 900,000 Series G warrants, to a group of private investors. By June 2, 2003, all of the notes had been converted into common stock. In addition, interest totaling $21,472 was converted into 109,428 shares of common stock. As of June 30, 2005, 450,000 warrants had been exercised and 450,000 warrants remain outstanding. In addition, in January 2003, the Company sold convertible notes, plus Series H warrants to purchase 1,100,000 shares of common stock, to a group of private investors. By October 2, 2003, all of the Series H notes had been converted into common stock. The Series H warrant price is currently $0.25. As of June 30, 2005, 550,000 warrants had been exercised and 550,000 warrants remain outstanding.

On December 1, 2003, the Company sold 2,994,964 shares of its common stock to a group of private institutional investors for approximately $2,550,000, or $0.85 per share. As part of this transaction, the investors in the private offering received warrants which allow the investors to purchase approximately 900,000 shares of the Company's common stock at a price of $1.32 per share at any time prior to December 1, 2006. As of June 30, 2005, all warrants remain outstanding.

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

At the annual shareholders meeting on April 21, 2005, the shareholders ratified the adoption of the following proposals.

1. The adoption of the Company's 2005 Incentive Stock Option Plan which provides that up to 1,000,000 shares of common stock may be issued upon the exercise of options granted pursuant to the Incentive Stock Option Plan.

2. The adoption of the Company's Non-Qualified Stock Option Plan which provides that up to 1,000,000 shares of common stock may be issued upon the exercise of optiosn granted pursuant to the Non-Qualified Stock Option Plan.

3. The adoption o f the Company's 2005 Stock Bonus Plan which provides that up to 1,000,000 shares of common stock may be issued to persons granted stock bonuses pursuant to the Stock Bonus Plan.

4. The adoption of an amendment to the Company's Stock Compensation Plan. The amendment provides for the issuance of up to 500,000 additional restricted shares of common stock to the Company's directors, officers, employees and consultants for services provided to the Company.

Results of Operations

"Grant revenues and other" decreased by $30,586 during the nine months ended June 30, 2005, compared to the same period of the previous year, due to the winding down of the work funded by the grants in 2005. The Company is continuing to apply for grants to support its work. During the three months ended June 30, 2005, grant revenues and other decreased by $43,429 for the same reason.

During the nine month period ended June 30, 2005, research and development expenses increased by $409,102. The increase in research and development expense was due to an increase in work related to the Company's Phase III application for Multikine. During the three month period ended June 30, 2005, research and development expenses increased by $48,149 compared to the same period in 2004, also because of the increase in work related to the Phase III application for Multikine.

During the nine month period ended June 30, 2005, general and administrative expenses decreased by $267,680. During the three month period ended June 30, 2005, general and administrative expenses decreased by $4,567 compared to the same period in 2004. This decrease in both the nine month and three month period was mostly due to a decrease in business development expenses, filing fees and legal fees, as the Company's foremost efforts were focused on the submission of the Phase III clinical trial application for Multikine to the FDA.

Interest income during the nine months ended June 30, 2005 increased by $9,512. Interest income during the three months ended June 30, 2005 was less than it was during the three months ended June 30, 2004 by $2,808. Increases for the nine month period were a result of higher balances in interest bearing accounts in the first six months of the year. However, as the balances in the interest bearing accounts declined, interest income also declined, resulting in the small decline during the three months ended June 30, 2005. Interest expense decreased to zero as a result of the conversion of the remaining convertible debt on October 2, 2003. Interest expense for the nine months ended June 30, 2004 is primarily a noncash item incurred to account for interest and amortization of the discounts and deferred financing costs related to the convertible debt, the note payable to Covance AG and the convertible debt payable to Cambrex Biosciences, Inc.

Research and Development Expenses

During the nine and three month periods ended June 30, 2005 and 2004, the Company's research and development efforts involved Multikine and L.E.A.P.S.. The table below shows the research and development expenses associated with each project during the nine and three-month periods.

                           Nine Months Ended             Three Months Ended
                    June 30, 2005       June, 2004       2005          2004
                    -------------       ----------       ----          ----

MULTIKINE           $1,558,633          $1,126,182   $ 462,391     $ 378,828

L.E.A.P.S.             265,411             288,760      75,662       111,076
                    -----------         -----------  ----------    ----------

       TOTAL        $1,824,044          $1,414,942    $ 538,053     $ 489,904
                    ==========          ===========  ==========    ==========


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

As of June 30, 2005 the Company was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. As with Multikine, the Company does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology. Consequently, the Company cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. The Company has no derivative financial instruments. Additionally, the Company is not exposed to interest rate risks due to the fact the Company has no outstanding debt as of June 30, 2005. Further, there is no exposure to risks associated with foreign exchange rate changes because none of the operations of the Company are transacted in a foreign currency. The interest rate risk in investments is considered immaterial due to the fact that all investments have maturities of 3 months or less.

Item 4.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company's "disclosure controls and procedures," as such term is defined in Rule 13a(c) of the Securities Exchange Act of 1934 (the "Exchange Act"), as amended, as of June 30, 2005. Based upon his evaluation, the Chief Executive Officer/Chief Financial Officer has concluded that as of June 30, 2005, the Company's disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There were no significant changes during the nine and three months ended June 30, 2005 in the Company's internal controls or in other factors which could significantly affect these controls, since the date the controls were evaluated. There were no significant deficiencies or material weaknesses and, therefore, there were no corrective actions taken.

                                     PART II


Item 2.  Changes in Securities and Use of Proceeds

      None

Item 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

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

The following is a tabulation of votes cast with respect to these proposals:

                                    Votes
                  --------------------------------------     Broker
   Proposal         For          Against         Abstain    Non-Votes
   --------         ---          -------                    ---------

      1.        15,958,035     4,362,170        205,405    45,938,615
      2.        15,734,614     4,432,769        358,227    45,938,615
      3.        15,785,608     4,484,015        255,987    45,938,615
      4.        15,356,880     4,983,113        185,617    45,938,615

Item 5.     Other Information

On May 20, 2005, Phase II clinical trial results with the Company's immunotherapy drug Multikine(R) were published in the Journal of Clinical Oncology, the official journal of the American Society of Clinical Oncology
(ASCO). The title of the publication is: "Neoadjuvant Immunotherapy of Oral Squamous Cell Carcinoma Modulates Intratumoral CD4/CD8 Ratio and Tumor Microenvironment: A Multicenter Phase II Clinical Trial". In this publication the authors describe a new mechanism of action by which Multikine is able to marshal the immune system to fight head and neck cancer. In addition, the authors suggest that the presence or absence of a cell surface marker on head and neck cancer cells may help select the patients best suited for treatment with Multikine.

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

Item 6.

   (a)            Exhibits

Number      Exhibit

31          Rule 13a-14(a) Certifications

32          Section 1350 Certifications


   (b)   Reports on Form 8-K

      The Company filed four reports on Schedule 8-K during the quarter ended June 30, 2005.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CEL-SCI CORPORATION


Date: August __, 2005                     ____________________________________
                                          Geert Kersten
                                          Chief Executive Officer*



*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer