Form 10-K
period 2005-09-30
CEL SCI CORP
filed 2006-04-25
CIK 725363

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 2005.

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _________ to __________.

Commission file number 1-11889
                               CEL-SCI CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)

               COLORADO                               84-0916344
  -----------------------------------             ------------------
    (State or other jurisdiction of                (I.R.S.Employer
   incorporation or organization)                 Identification No.)

              8229 Boone Blvd., Suite 802
                     Vienna, Virginia                     22182
            --------------------------------             -----------
         (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code: (703) 506-9460 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.001 par value
                                (Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ]

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (Check one):
  Large accelerated filer [ ]  Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-25 of the Exchange Act):  [  ] Yes   [X] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on March 31, 2005, as quoted on the American Stock Exchange, was approximately
$54,485,000.

As of April 20, 2006, the Registrant had 80,045,847 issued and outstanding shares of common stock.

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

OVERVIEW

      CEL-SCI's lead product, Multikine(R), is being developed for the treatment of cancer. Multikine is a patented immunotherapeutic agent consisting of a mixture of naturally occurring cytokines, including interleukins, interferons, chemokines and colony-stimulating factors, currently being developed for treatment of cancer. Multikine is designed to target the tumor micro-metastases that are mostly responsible for treatment failure. The basic concept is to add Multikine to the current cancer treatments with the goal of making the overall cancer treatment more successful. Phase II data indicated that Multikine treatment resulted in a substantial increase in the survival of patients. The lead indication is advanced primary head & neck cancer (500,000 new cases per annum). Since Multikine is not tumor specific, it may also be applicable in many other solid tumors.

      In August 2005, the Canadian regulatory agency, the Biologics and Genetic Therapies Directorate, concurred with the initiation of a global Phase III clinical trial in head and neck cancer patients using Multikine. The formal "no objection" letter from the Biologics and Genetic Therapies Directorate to the Clinical Trial Application (CTA) enables CEL-SCI to initiate the Canadian arm of the Phase III Multikine trial.

      About 500 patients will be enrolled worldwide in the Phase III trial. The protocol is designed to develop conclusive evidence of the efficacy of Multikine in the treatment of advanced primary squamous cell carcinoma of the oral cavity (head and neck cancer). A successful outcome from this trial should enable CEL-SCI to apply for a Biologics License to market Multikine for the treatment of this patient population.

      The trial will test the hypothesis that Multikine treatment administered prior to the current standard therapy for head and neck cancer patients (surgical resection of the tumor and involved lymph nodes followed by radiotherapy or radiotherapy and concurrent chemotherapy) will enhance the local/regional control of the disease, reduce the rate of disease progression and extend the time of progression-free survival in patients with advanced oral squamous cell carcinoma.

   Clinical trials in over 200 patients have been completed with Multikine with the following results:

   1)      It has been demonstrated to be safe and non-toxic.

   2) It has been shown to render cancer cells much more susceptible to radiation therapy (The Laryngoscope, December 2003, Vol.113 Issue
           12).

   3) A publication in the Journal of Clinical Oncology (Timar et al, JCO, 23(15): May 2005), revealed the following:

         (i) Multikine induced anti-tumor immune responses through the combined activity of the different cytokines present in Multikine following local administration of Multikine for only three weeks.

         (ii) The combination of the different cytokines caused the induction, recruitment into the tumor bed, and proliferation of anti-tumor T-cells and other anti-tumor inflammatory cells, leading to a massive anti-tumor immune response.

         (iii) Multikine induced a reversal of the CD4/CD8 ratio in the tumor infiltrating cells, leading to a marked increase of CD4 T-cells in the tumor, which resulted in the prolongation of the anti-tumor immune response and tumor cell destruction.

         (iv) The anti-tumor immune-mediated processes continued long after the cessation of Multikine administration.

         (v) A three-week Multikine treatment of patients with advanced primary oral squamous cell carcinoma resulted in an overall response rate of 42% prior to standard therapy, with 12% of the patients having a complete response.

         (vi) A histopathology study showed that the tumor load in Multikine treated patients was reduced by nearly 50% as compared to tumors from control patients in the same pathology study.

         (vii) The tumors of all of the patients in this Phase II trial who responded to Multikine treatment were devoid of the cell surface marker for HLA Class II. This finding, if confirmed in this global Phase III clinical trial, may lead to the establishment of a marker for selecting the patient population best suited for treatment with Multikine.

      CEL-SCI also owns a pre-clinical technology called L.E.A.P.S.TM (Ligand Epitope Antigen Presentation System). The lead product derived from this technology is the CEL-1000 peptide which has shown protection in animals against herpes, malaria, viral encephalitis and cancer. With the help of government grants, NIAID and US Army and US Navy collaborations, CEL-1000 is now being tested against avian flu, viral encephalitis, West Nile Virus, SARS, Vaccinia, Smallpox, herpes, malaria and other agents.

MULTIKINE

     Multikine has been tested in 200 patients in clinical trials conducted in the U.S., Canada, Europe and Israel. Most of these patients were head and neck cancer patients, but some studies were also conducted in prostate cancer patients, HIV-infected patients and HIV-infected women with Human Papilloma Virus ("HPV")-induced cervical dysplasia, the precursor stage before the development of cervical cancer. The safety profile was found to be very good and CEL-SCI believes that the clinical data suggests that further studies are warranted.

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

      Because CEL-SCI scientists have determined that patients with previously untreated disease would most likely benefit more from Multikine treatment, CEL-SCI started a safety trial in Canada in 1997 in advanced primary head & neck cancer patients who had just recently been diagnosed with head & neck cancer. This study ultimately enrolled 28 patients, also at 4 different dosage levels, and ended in late 1999. Halfway through this study, CEL-SCI launched a number of phase II studies in advanced primary head & neck cancer to determine the best dosage, best route of administration and best frequency of administration of Multikine. Those studies involved 19 patients in Israel (1997 - 2000), 30 patients in Poland and the Czech Republic (1999 - 2000), and 94 patients (half treated with Multikine and the other half disease-matched cancer patients served as control) in Hungary (1999 - 2003). The Hungarian trial compared the control group (receiving only conventional cancer therapy) to the Multikine treated patients (receiving Multikine prior to conventional therapy) by histopathology and immunohistochemistry. The results of these studies were published in peer-reviewed scientific journals and/or presented at scientific meetings. The studies that have not yet been published were conducted in support of Multikine's safety and clinical utility.

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

      The increased sensitivity of the Multikine-treated tumors to radiation was derived from a dramatic increase in the number of proliferating (those that are in cell cycle) cancer cells. Following Multikine treatment, the great majority of the tumor cells were in a proliferative state, as measured by the well-established cell proliferation marker Ki67. The control patients (not treated with Multikine) had only low expression (near background) of the same proliferation marker (Ki67) in this study. These findings were statistically significant (p<0.05, ANOVA).

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

      The change in the immune response from CD8 to CD4 cells is very important for the cancer patient because the cancer cells seem to have learned to shut down the CD8 anti-tumor immune response. This "shut-down" of the CD8 cells was evident in the tumors of the control (non-Multikine treated) group. The control group had predominately CD8 cell infiltrate which was inactive against the tumor. The Multikine treated group, on the other hand, had a predominately CD4 cell infiltrate. The tumor was unable, or less able, to shut down the Multikine induced CD4 cell immune response and, as a result thereof, the cancer patients treated with Multikine were shown to have a much higher rate of tumor cell killing.

      A publication in the Journal of Clinical Oncology (Timar et al, JCO, 23(15): May 2005), revealed the following:

(i)  Multikine induced anti-tumor immune responses through the combined activity
     of  the  different   cytokines   present  in  Multikine   following   local
     administration of Multikine for only three weeks.

(ii) The combination of the different cytokines caused the induction, recruitment into the tumor bed, and proliferation of anti-tumor T-cells and other anti-tumor inflammatory cells, leading to a massive anti-tumor immune response.

(iii) Multikine   induced  a  reversal  of  the  CD4/CD8   ratio  in  the  tumor
     infiltrating cells, leading to a marked increase of CD4 T-cells in the tumor, which resulted in the prolongation of the anti-tumor immune response and tumor cell destruction.

(iv) The anti-tumor immune-mediated processes continued long after the cessation of Multikine administration.

(v) A three-week Multikine treatment of patients with advanced primary oral squamous cell carcinoma resulted in an overall response rate of 42% prior to standard therapy, with 12% of the patients having a complete response.

(vi) A histopathology study showed that the tumor load in Multikine treated patients was reduced by nearly 50% as compared to tumors from control patients in the same pathology study.

(vii) The tumors of all of the patients in this Phase II trial who responded to Multikine treatment were devoid of the cell surface marker for HLA Class
     II. This finding, if confirmed in this global Phase III clinical trial, may lead to the establishment of a marker for selecting the patient population best suited for treatment with Multikine.

        In February 2006, CEL-SCI announced the results of a follow-up on the Phase II study written about in the Journal of Clinical Oncology. This follow-up study indicated that Multikine treatment resulted in a substantial increase in the survival of patients. In addition, Multikine treatment also improved local regional control of the patients' tumors. Improved local regional control of the tumor is considered by many surgeons and oncologists to be an important measurement of the success of a head & neck cancer drug. Both survival and local regional control of the tumor are stated endpoints in CEL-SCI's planned Phase III clinical trial.

        The Phase II study, which used the same Multikine treatment protocol as proposed for the Phase III trial, included advanced primary head & neck cancer patients who were scheduled for their first cancer treatment. The Multikine treatment was administered for 3 weeks prior to the standard treatment for head & neck cancer, surgery or surgery plus radiation/chemotherapy.

        The median follow-up period for the patients was 3.2 years. The results of the Phase II trial follow-up study showed that the Multikine-treated patients had substantially increased survival rates and achieved a higher rate of 2-year local regional control as compared to the survival and the 2-year local regional control rates published in the scientific literature (39 clinical trials between 1987 and 2004 in a similar population of head & neck cancer patients). As of March 24, 2006, CEL-SCI could not provide the detailed results of this long-term follow-up study of Multikine treatment as the data were being prepared for publication.

      In early January 2005 CEL-SCI submitted a protocol for a worldwide Phase III clinical trial to the FDA and later in 2005 to the Canadian Biologics and Genetic Therapies Directorate. The protocol for the Phase III clinical trial was designed to develop conclusive evidence of the safety and efficacy of Multikine in the treatment of advanced primary squamous cell carcinoma of the oral cavity. CEL-SCI is in discussion with the FDA about this study. In August 2005 CEL-SCI received a "no objection" letter from the Canadian Biologics and Genetic Therapies Directorate which enables CEL-SCI to begin its Phase III clinical trial in Canada.

     The Phase III trial will test the hypothesis that Multikine administered prior to the current standard therapy for head and neck cancer patients (surgical resection of the tumor and involved lymph nodes followed by radiotherapy or radiotherapy and concurrent chemotherapy) will enhance the local/regional control of the disease, reduce the rate of disease progression and extend the time for survival in patients with advanced oral squamous cell carcinoma. The submission to the Canadian Biologics and Genetic Therapies Directorate was the same as that submitted to the FDA. A successful outcome from this trial should enable CEL-SCI to apply for a Biologics License to market Multikine for the treatment of this patient population.

      In May 2005 CEL-SCI was issued a new U.S. patent covering Multikine. The patent, No. 6,896,879, relates to a new method for pre-sensitizing cancer with Multikine prior to therapeutic treatment such as chemotherapy, radiation therapy or immunotherapy.

      Multikine has also been tested in 15 HIV-infected patients (1998 - 1999) in California. This small study found Multikine to be safe in the HIV-infected population and showed preliminary evidence of improved delayed type hypersensitivity response to recall antigens. The results of this study were reported in Antiviral Therapy 5 (Supplement), 2000.

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

      In May 2001, CEL-SCI also started a Phase I clinical trial at the University of Maryland Biotechnology Institute (UMBI). The focus of this study was HIV-infected women with Human Papilloma Virus (HPV)-induced cervical dysplasia, the precursor stage before the development of cervical cancer. The goal of the study was to obtain safety and preliminary efficacy data on Multikine as a treatment for pre-cancerous lesions of the cervix (dysplasia). Most cervical dysplasia and cancer is due to infection with HPV. The rationale for using Multikine in the treatment of cervical dysplasia/cancer is that Multikine may safely boost the patients' immune systems to the point where their immune systems can eliminate the virally-induced cancer. Cervical cancer is the second leading cause of cancer death in women worldwide.

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

      HPV infection is also a leading health problem in non HIV-infected American college-age women. A large concern among women who have HPV-induced cervical dysplasia is that the repeated surgical procedures will lead to a hysterectomy and the inability to bear children.

     At the March 2002 33rd Annual Meeting of the Society of Gynecological Oncologists in Miami, Florida, scientists from UMBI and CEL-SCI presented data from this trial in HIV-infected women with HPV induced cervical dysplasia. The results were as follows: 8 patients had been treated with no major toxicity. The lower dosage group had 3 out of 5 patients resolved/improved with 2 out of 5 patients with no change in their cervical dysplasia status as compared to the patient's own baseline disease. The higher dosage group had 2 out of 3 patients who improved and 1 out of 3 patients with no change. The changes in disease status were determined by both Colposcopy and Histology.

      Subsequent HPV testing during 2001 and 2002 of the first three patients revealed the elimination of HPV virus types (using in situ PCR) following treatment with Multikine and ranged from 54% to 84% (Avg = 68%) reduction in HPV virus in the cervical tissue of Multikine treated HIV/HPV co-infected patients. The study was closed due to the inability to enroll further patients.

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

      Under the agreement, CEL-SCI will manufacture Multikine and Orient Europharma will purchase the product from CEL-SCI for distribution in the territory. Both parties will share in the revenue from the sale of Multikine. As of September 30, 2005 Orient Europharma had not started any clinical trials since CEL-SCI's plan is for Orient Europharma to begin a Phase III clinical trial when CEL-SCI begins its Phase III clinical trial or to do one combined Phase III clinical trial. The above will be finalized in the future.

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

     Since 1985, Multikine has been well tolerated in clinical studies involving over 200 patients. Forty-eight patients were treated in the United States in accordance with clinical trials authorized by the FDA. The remaining patients were treated outside of the United States in accordance with protocols authorized by comparable health regulatory authorities in the countries where the patients were treated. All the clinical trials were conducted in accordance with the Declaration of Helsinki (1985), and informed consent was obtained from each patient volunteer. This process is the standard procedure for the conduct of human clinical trials.

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

      Using the LEAPS technology, CEL-SCI discovered a peptide, named CEL-1000, which is currently being tested in animals for the prevention/treatment of avian flu, herpes simplex, malaria, viral encephalitis, smallpox, vaccinia and a number of other indications.

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

     CEL-SCI received two grants in April 2003, one grant in May 2003, and one grant in September 2003, all from the National Institutes of Health (NIH). The first grant totaling $1,100,000 was awarded to Northeastern Ohio Universities College of Medicine (NEOUCOM) with CEL-SCI as a subcontractor. The grant is for a period of three years and is intended to support the development of CEL-SCI's new compound, CEL-1000, as a possible treatment for viral encephalitis, a potentially lethal inflammation of the brain. The grant was awarded following a peer review process and will fund pre-clinical studies leading up to toxicology studies. The second grant, totaling $134,000 and awarded to CEL-SCI with Johns Hopkins Medical Institutions as a subcontractor, is a Phase I Small Business

Innovation Research (SBIR) grant for the further development of a potential treatment for autoimmune myocarditis, a heart disease. The third grant, announced on May 7, 2003 for $162,000 was awarded to CEL-SCI with NEOUCOM as a sub-contractor, and is a Phase I SBIR grant for the further development of CEL-1000 against Herpes Simplex. The fourth grant, totaling $104,000 was awarded to CEL-SCI with the University of Nebraska as a sub-contractor, and is a Phase I SBIR grant from the National Institute of Allergy and Infectious Diseases (NIAID), NIH, for the development of CEL-1000 as a potential therapeutic and prophylactic agent against vaccinia and smallpox infections as a single agent and as an adjuvant for vaccinia vaccines. Vaccinia is the virus used in the smallpox vaccine. The grant funds are disbursed for the necessary expenses incurred by the Company for each specific grant. The Company submits its expenses by accessing the Division of Payment Management, a Health and Human Services program support center, when CEL-SCI is the primary contractor, or, when CEL-SCI is a sub-contractor, by invoicing the primary contractor of the grant, on a monthly basis, for expenses incurred for the grant.

      As of September 30, 2005 approximately $288,000 remained from the viral encephalitis grant. The other three grants were closed out during fiscal year 2005. As of September 30, 2005 CEL-SCI had received approximately $591,000 from these grants. The remaining funds will be spent over the next six months.

      In June 2003 CEL-SCI signed a Cooperative Agreement with the NIAID and the U.S. Army Medical Research Institute of Infectious Disease (USAMRIID) to test CEL-1000 against various bio-terrorism agents as well as other hard to treat diseases.

      In May 2005 CEL-SCI scientists, in collaboration with scientists from the laboratory of Dr. Noel Rose at The Johns Hopkins University Department of Pathology, presented animal data showing that pretreatment and early therapy of Experimental Autoimmune Myocarditis with a compound developed by CEL-SCI resulted in significant reduction in heart enlargement and disease associated histopathological changes. The compound used to achieve these results was derived from CEL-SCI's patented L.E.AP.S. technology.

      This new finding could potentially lead to the development of a treatment for autoimmune myocarditis, a life threatening heart disease which is characterized by an enlarged and weakened heart. Myocarditis is a precursor to dilated cardiomyopathy, a condition leading to a form of chronic heart failure
(CHF) characterized by an inflamed heart. End state CHF requires a heart transplant or death ensues. The incidence in the United States alone of dilated cardiomyopathy is about 200,000 people.

      The protection observed was statistically significant for both pretreatment and early therapy. This protective effect was shown to be antigen-specific and was associated with an increase in IL-13 in both the sera and heart tissue and of IL-1a in the sera of the protected mice. Other studies from Dr. Rose's laboratory with IL-13 knockout mice (mice missing the IL-13 gene) demonstrate the importance of IL-13 in this model of Experimental Autoimmune Myocarditis and corroborated these findings.

      In December 2005 CEL-SCI signed an agreement with the National Institute for Allergy and Infectious Diseases (NIAID), whereby NIAID agreed to test our CEL-1000 drug against the avian flu virus in animal models, which are very hard to come by.

RESEARCH AND DEVELOPMENT

      Since 1983, and through September 30, 2005, approximately $50,794,000 has been expended on CEL-SCI-sponsored research and development, including approximately $2,326,000, $2,052,000 and $2,030,000 respectively during the years ended September 30, 2005, 2004 and 2003.

      The extent of CEL-SCI's clinical trials and research programs is primarily based upon the amount of capital available to CEL-SCI and the extent to which CEL-SCI has received regulatory approvals for clinical trials. CEL-SCI's research and development expenditures have decreased in the past three years compared to previous years due in part to the capital available to CEL-SCI and due in part to the fact that the costs involved in manufacturing Multikine for use in clinical trials and costs involved in validating the manufacturing process were primarily incurred in fiscal 2001 and prior periods.

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

      The process for new drug approval has many steps, including:

Preclinical testing

      Once a biological or other drug candidate is identified for development, the drug candidate enters the preclinical testing stage. During preclinical studies, laboratory and animal studies are conducted to show biological activity of the drug candidate in animals, both healthy and with the targeted disease. Also, preclinical tests evaluate the safety of drug candidates. These tests typically take approximately two years to complete. Preclinical tests must be conducted in compliance with good laboratory practice regulations. In some cases, long-term preclinical studies are conducted while clinical studies are ongoing.

Investigational new drug application

      When the preclinical testing is considered adequate by the sponsor to demonstrate the safety and the scientific rationale for initial human studies, an investigational new drug application (IND) is filed with the FDA to seek authorization to begin human testing of the biological or other drug candidate. The IND becomes effective if not rejected by the FDA within 30 days after filing. The IND must provide data on previous experiments, how, where and by whom the new studies will be conducted, the chemical structure of the compound, the method by which it is believed to work in the human body, any toxic effects of the compound found in the animal studies and how the compound is manufactured. All clinical trials must be conducted under the supervision of a qualified investigator in accordance with good clinical practice regulations. These regulations include the requirement that all subjects provide informed consent. In addition, an institutional review board (IRB), comprised primarily of physicians and other qualified experts at the hospital or clinic where the proposed studies will be conducted, must review and approve each human study. The IRB also continues to monitor the study and must be kept aware of the study's progress, particularly as to adverse events and changes in the research. Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if adverse events occur. In addition, the FDA may, at any time during the 30-day period after filing an IND or at any future time, impose a clinical hold on proposed or ongoing clinical trials. If the FDA imposes a clinical hold, clinical trials cannot commence or recommence without FDA authorization, and then only under terms authorized by the FDA. In some instances, the IND process can result in substantial delay and expense.

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

EMPLOYEES

      As of February 28, 2006 CEL-SCI had 19 employees. Seven employees are involved in administration, 10 employees are involved in manufacturing and 2 employees are involved in general research and development with respect to CEL-SCI's products.

ITEM 1A.  RISK FACTORS

      Investors should be aware that the risks described below could adversely affect the price of CEL-SCI's common stock.

Risks Related to CEL-SCI

Since CEL-SCI Has Earned Only Limited Revenues and Has a History of Losses, CEL-SCI Will Require Additional Capital to Remain in Operation.

      CEL-SCI has had only limited revenues since it was formed in 1983. Since the date of its formation and through September 30, 2005 CEL-SCI incurred net losses of approximately $99,000,000. CEL-SCI has relied principally upon the proceeds of public and private sales of its securities to finance its activities to date. All of CEL-SCI's potential products, with the exception of Multikine, are in the early stages of development, and any commercial sale of these products will be many years away. Even potential product sales from Multikine are many years away as cancer trials can be lengthy. Accordingly, CEL-SCI expects to incur substantial losses for the foreseeable future.

Since CEL-SCI does not intend to pay dividends on its common stock, any return to investors will come only from potential increases in the price of CEL-SCI's common stock.

      At the present time, CEL-SCI intends to use available funds to finance CEL-SCI's operations. Accordingly, while payment of dividends rests within the discretion of the Board of Directors, no common stock dividends have been declared or paid by CEL-SCI and CEL-SCI has no intention of paying any common stock dividends.

If CEL-SCI cannot obtain additional capital, CEL-SCI may have to postpone development and research expenditures which will delay CEL-SCI's ability to produce a competitive product. Delays of this nature may depress the price of CEL-SCI's common stock.

      Clinical and other studies necessary to obtain approval of a new drug can be time consuming and costly, especially in the United States, but also in foreign countries. CEL-SCI's estimates of the costs associated with future clinical trials and research may be substantially lower than the actual costs of these activities. The different steps necessary to obtain regulatory approval, especially that of the Food and Drug Administration, involve significant costs and may require several years to complete. CEL-SCI expects that it will need substantial additional financing over an extended period of time in order to fund the costs of future clinical trials, related research, and general and administrative expenses. Although CEL-SCI's equity line of credit agreement is expected to be a source of funding, the amounts which CEL-SCI is able to draw from the equity line during each drawdown period are limited and may not satisfy CEL-SCI's capital needs.

      The extent of CEL-SCI's clinical trials and research programs are primarily based upon the amount of capital available to CEL-SCI and the extent to which CEL-SCI has received regulatory approvals for clinical trials. CEL-SCI is unable to estimate the future costs of clinical trials since CEL-SCI has not yet met with the FDA to discuss the design of future clinical trials; and until the scope of future clinical trials is known, CEL-SCI will not be able to price any trials with clinical trial organizations.

      Over the past three years CEL-SCI's research and development expenditures have decreased, due in part to the capital available to CEL-SCI. The inability of CEL-SCI to conduct clinical trials or research, whether due to a lack of capital or regulatory approval, will prevent CEL-SCI from completing the studies and research required to obtain regulatory approval for any products which CEL-SCI is developing.

      To raise additional capital CEL-SCI will most likely sell shares of its common stock or securities convertible into common stock at prices that may be below the prevailing market price of CEL-SCI's common stock at the time of sale. The issuance of additional shares will have a dilutive impact on other stockholders and could have a negative effect on the market price of CEL-SCI's common stock. During the two years ended September 2005 CEL-SCI has sold approximately 11,700,000 shares of its common stock to private investors at prices that were between 11% and 22% below the market price of CEL-SCI's common stock at the time of sale.

      Any failure to obtain or any delay in obtaining required regulatory approvals may adversely affect the ability of CEL-SCI or potential licensees to successfully market any products they may develop.

Multikine is made from components of human blood which involves inherent risks that may lead to product destruction or patient injury which could materially harm CEL-SCI's financial results, reputation and stock price.

      Multikine is made, in part, from components of human blood. There are inherent risks associated with products that involve human blood such as possible contamination with viruses, including Hepatitis or HIV. Any possible contamination could require CEL-SCI to destroy batches of Multikine or cause injuries to patients who receive the product thereby subjecting CEL-SCI to possible financial losses and harm to its business.

Although CEL-SCI has product liability insurance for Multikine, the successful prosecution of a product liability case against CEL-SCI could have a materially adverse effect upon its business if the amount of any judgment exceeds CEL-SCI's insurance coverage.

      Although no claims have been brought to date, participants in CEL-SCI's clinical trials could bring civil actions against CEL-SCI for any unanticipated harmful effects arising from the use of Multikine or any drug or product that CEL-SCI may try to develop. Although CEL-SCI believes its insurance coverage of $1,000,000 per claim is adequate, the defense or settlement of any product liability claim could adversely affect CEL-SCI even if the defense and settlement costs did not exceed CEL-SCI's insurance coverage.

CEL-SCI's directors are allowed to issue shares of preferred stock with provisions that could be detrimental to the interests of the holders of CEL-SCI's common stock.

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

Risks Related to Government Approvals

CEL-SCI's product candidates must undergo rigorous preclinical and clinical testing and regulatory approvals, which could be costly and time-consuming and subject CEL-SCI to unanticipated delays or prevent CEL-SCI from marketing any products.

      Therapeutic agents, drugs and diagnostic products are subject to approval, prior to general marketing, by the FDA in the United States and by comparable agencies in most foreign countries. Before obtaining marketing approval, CEL-SCI's product candidates must undergo rigorous preclinical and clinical testing which is costly and time consuming and subject to unanticipated delays. There can be no assurance that such approvals will be granted.

     CEL-SCI cannot be certain when or under what conditions it will undertake further clinical trials, including a Phase III program for Multikine. The clinical trials of CEL-SCI's product candidates may not be completed on schedule, and the FDA or foreign regulatory agencies may order CEL-SCI to stop or modify its research or these agencies may not ultimately approve any of CEL-SCI's product candidates for commercial sale. Varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of CEL-SCI's product candidates. The data collected from CEL-SCI's clinical trials may not be sufficient to support regulatory approval of its various product candidates, including Multikine. For example, Multikine is now being made by a process that was different from the process tested in many of CEL-SCI's clinical studies to date. It is possible that the FDA will require CEL-SCI to conduct additional studies to demonstrate that the Multikine that it plans to use for its Phase III program is the same as the product previously tested in CEL-SCI's phase II studies. Even if CEL-SCI believes the data collected from its clinical trials are sufficient, the FDA has substantial discretion in the approval process and may disagree with CEL-SCI's interpretation of the data. CEL-SCI can make no assurances that the FDA will not require CEL-SCI to conduct more Phase II studies before beginning Phase III trials. CEL-SCI's failure to adequately demonstrate the safety and efficacy of any of its product candidates would delay or prevent regulatory approval of its product candidates in the United States, which could prevent CEL-SCI from achieving profitability.

      The requirements governing the conduct of clinical trials, manufacturing, and marketing of CEL-SCI's product candidates, including Multikine, outside the United States vary widely from country to country. Foreign approvals may take longer to obtain than FDA approvals and can require, among other things, additional testing and different trial designs. Foreign regulatory approval processes include all of the risks associated with the FDA approval processes. Some of those agencies also must approve prices for products. Approval of a product by the FDA does not ensure approval of the same product by the health authorities of other countries. In addition, changes in regulatory policy in the US or in foreign countries for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections.

      In addition to conducting further clinical studies of Multikine and CEL-SCI's other product candidates, CEL-SCI also must undertake the development of its manufacturing process and optimize its product formulations.

      CEL-SCI has only limited experience in filing and pursuing applications necessary to gain regulatory approvals, which may impede its ability to obtain timely approvals from the FDA or foreign regulatory agencies, if at all. CEL-SCI will not be able to commercialize Multikine and other product candidates until it has obtained regulatory approval, and any delay in obtaining, or inability to obtain, regulatory approval could harm its business. In addition, regulatory authorities may also limit the types of patients to which CEL-SCI or others may market Multikine or CEL-SCI's other products.

Even if CEL-SCI obtains regulatory approval for its product candidates, CEL-SCI will be subject to stringent, ongoing government regulation.

      Even if CEL-SCI's products receive regulatory approval, either in the United States or internationally, it will continue to be subject to extensive regulatory requirements. These regulations are wide-ranging and govern, among other things:

o    product design, development, manufacture and testing;
o    adverse drug experience and other reporting regulations;
o    product advertising and promotion;
o    product manufacturing, including good manufacturing practice requirements;
o    record keeping requirements;
o registration of CEL-SCI's establishments with the FDA and certain state agencies;
o    product storage and shipping;
o    drug sampling and distribution requirements;
o    electronic record and signature requirements; and
o    labeling changes or modifications.

      CEL-SCI and any third-party manufacturers or suppliers must continually adhere to federal regulations setting forth requirements, known as current Good Manufacturing Practices, or cGMPs, and their foreign equivalents, which are enforced by the FDA and other national regulatory bodies through their facilities inspection programs. If CEL-SCI's facilities, or the facilities of its manufacturers or suppliers, cannot pass a pre-approval plant inspection, the FDA will not approve the marketing application of CEL-SCI's product candidates. In complying with cGMP and foreign regulatory requirements, CEL-SCI and any of its potential third-party manufacturers or suppliers will be obligated to expend time, money and effort in production, record-keeping and quality control to ensure that its products meet applicable specifications and other requirements. State regulatory agencies and the regulatory agencies of other countries have similar requirements.

      CEL-SCI has an agreement with Cambrex Bio Science, Inc. whereby Cambrex agreed to provide CEL-SCI with a facility for the periodic manufacturing of Multikine in accordance with the cGMPs established by FDA regulations. This agreement expires on December 31, 2006. If the Cambrex facility were not available for the production of Multikine, CEL-SCI estimates that it would take approximately six to ten months to find or build an alternative manufacturing facility for Multikine. CEL-SCI does not know what cost it would incur to obtain an alternative source of Multikine.

      If CEL-SCI does not comply with regulatory requirements at any stage, whether before or after marketing approval is obtained, it may be subject to criminal prosecution, seizure, injuction, fines, or be forced to remove a product from the market or experience other adverse consequences, including restrictions or delays in obtaining regulatory marketing approval, which could materially harm CEL-SCI's financial results, reputation and stock price. Additionally, CEL-SCI may not be able to obtain the labeling claims necessary or desirable for product promotion. CEL-SCI may also be required to undertake post-marketing trials. In addition, if CEL-SCI or other parties identify adverse effects after any of CEL-SCI's products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn and CEL-SCI may be required to reformulate its products, conduct additional clinical trials, make changes in its product's labeling or indications of use, or submit additional marketing applications to support these changes. If CEL-SCI encounters any of the foregoing problems, its business and results of operations will be harmed and the market price of our common stock may decline.

      Also, the extent of adverse government regulations which might arise from future legislative or administrative action cannot be predicted. Without government approval, CEL-SCI will be unable to sell any of its products.

Risks Related to Intellectual Property

CEL-SCI may not be able to achieve or maintain a competitive position and other technological developments may result in CEL-SCI's proprietary technologies becoming uneconomical or obsolete.

      The biomedical field in which CEL-SCI is involved is undergoing rapid and significant technological change. The successful development of therapeutic agents from CEL-SCI's compounds, compositions and processes through CEL-SCI-financed research, or as a result of possible licensing arrangements with pharmaceutical or other companies, will depend on its ability to be in the technological forefront of this field.

      Many pharmaceutical and biotechnology companies are developing products for the prevention or treatment of cancer and infectious diseases including Introgen Therapeutics, Inc. and ImClone Systems, Inc. which are currently developing drugs for head and neck cancer. Both Introgen and ImClone, as well as many other companies working on drugs designed to prevent, cure or treat cancer, have substantial financial, research and development, and marketing resources and are capable of providing significant long-term competition either by establishing in-house research groups or by forming collaborative ventures with other entities. In addition, smaller companies and non-profit institutions are active in research relating to cancer and infectious diseases and are expected to become more active in the future.

CEL-SCI's patents might not protect CEL-SCI's technology from competitors, in which case CEL-SCI may not have any advantage over competitors in selling any products which it may develop.

     Certain aspects of CEL-SCI's technologies are covered by U.S. and foreign patents. In addition, CEL-SCI has a number of new patent applications pending. There is no assurance that the applications still pending or which may be filed in the future will result in the issuance of any patents. Furthermore, there is no assurance as to the breadth and degree of protection any issued patents might afford CEL-SCI. Disputes may arise between CEL-SCI and others as to the scope and validity of these or other patents. Any defense of the patents could prove costly and time consuming and there can be no assurance that CEL-SCI will be in a position, or will deem it advisable, to carry on such a defense. Other private and public concerns, including universities, may have filed applications for, or may have been issued, patents and are expected to obtain additional patents and other proprietary rights to technology potentially useful or necessary to CEL-SCI. The scope and validity of such patents, if any, the extent to which CEL-SCI may wish or need to acquire the rights to such patents, and the cost and availability of such rights are presently unknown. Also, as far as CEL-SCI relies upon unpatented proprietary technology, there is no assurance that others may not acquire or independently develop the same or similar technology. CEL-SCI's first Multikine patent expired in 2000. Since CEL-SCI does not know if it will ever be able to sell Multikine on a commercial basis, CEL-SCI cannot predict what effect the expiration of this patent will have on CEL-SCI. Notwithstanding the above, CEL-SCI believes that trade secrets and later issued patents will protect the technology associated with Multikine.

Risks Related to CEL-SCI's Common Stock

Since the market price for CEL-SCI's common stock is volatile, investors in this offering may not be able to sell any of CEL-SCI's shares at a profit.

      The market price of CEL-SCI's common stock, as well as the securities of other biopharmaceutical and biotechnology companies, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. During the year ended September 30, 2005 CEL-SCI's stock price has ranged from a low of $0.46 per share to a high of $1.08 per share. Factors such as fluctuations in CEL-SCI's operating results, announcements of technological innovations or new therapeutic products by CEL-SCI or its competitors, governmental regulation, developments in patent or other proprietary rights, public concern as to the safety of products developed by CEL-SCI or other biotechnology and pharmaceutical companies, and general market conditions may have a significant effect on the future market price of CEL-SCI's common stock.

Shares issuable upon the exercise of options and warrants, or as a result of sales made in connection with the equity line of credit may substantially increase the number of shares available for sale in the public market and may depress the price of CEL-SCI's common stock.

      CEL-SCI had outstanding options and warrants which as of September 30, 2005 allow the holders to acquire up to 15,798,603 additional shares of CEL-SCI's common stock. Until the options and warrants expire, the holders will have an opportunity to profit from any increase in the market price of CEL-SCI's common stock without assuming the risks of ownership. Holders of the options and warrants may exercise or convert these securities at a time when CEL-SCI could obtain additional capital on terms more favorable than those provided by the options. The exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares of CEL-SCI's common stock.

      CEL-SCI has filed, or plans to file, registration statements with the Securities and Exchange Commission so that substantially all of the shares of common stock which are issuable upon the exercise of outstanding options and warrants may be sold in the public market. The sale of common stock issued or issuable upon the exercise of the warrants described above, or the perception that such sales could occur, may adversely affect the market price of CEL-SCI's common stock.

Equity Line of Credit

     An unknown number of shares of common stock may also be sold under an equity line of credit arrangement with Jena Holdings LLC. As CEL-SCI sells shares of its common stock to Jena Holdings LLC under the equity line of credit, and Jena Holdings LLC sells the common stock to third parties, the price of CEL-SCI's common stock may decrease due to the additional shares in the market. If CEL-SCI decides to draw down on the equity line of credit as the price of its common stock decreases, CEL-SCI will be required to issue more shares of its common stock for any given dollar amount invested by Jena Holdings LLC, subject to the minimum selling price specified by CEL-SCI. The more shares that are issued under the equity line of credit, the more CEL-SCI's then outstanding shares will be diluted and the more CEL-SCI's stock price may decrease. Any decline in the price of CEL-SCI's common stock may encourage short sales, which could place further downward pressure on the price of CEL-SCI's common stock. Short selling is a practice of selling shares which are not owned by a seller with the expectation that the market price of the shares will decline in value after the sale.

ITEM 2.   PROPERTIES

      CEL-SCI leases office space at 8229 Boone Blvd., Suite 802, Vienna, Virginia at a monthly rental of approximately $6,750. The lease on the office space expires in June 2007.
 CEL-SCI believes this arrangement is adequate for the conduct of its present business.

      CEL-SCI has a 17,900 square foot laboratory located at 4820 A-E Seton Drive, Baltimore, Maryland. The laboratory is leased by CEL-SCI at a cost of approximately $10,556 per month. The laboratory lease expires in 2009, with an extension available until 2014.

ITEM 3.   LEGAL PROCEEDINGS

      None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not Applicable

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      As of February 28, 2006 there were approximately 2,550 record holders of CEL-SCI's common stock. CEL-SCI's common stock is traded on the American Stock Exchange under the symbol "CVM". Set forth below are the range of high and low quotations for CEL-SCI's common stock for the periods indicated as reported on the American Stock Exchange. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      Quarter Ending           High             Low

        12/31/03              $1.75             $0.91
         3/31/04              $1.45             $0.86
         6/30/04              $1.30             $0.67
         9/30/04              $0.89             $0.52

        12/31/04              $0.67             $0.46
         3/31/05              $1.08             $0.62
         6/30/05              $0.73             $0.48
         9/30/05              $0.60             $0.46

        12/31/05              $0.69             $0.45

     Holders of Common Stock are entitled to receive dividends as may be declared by the Board of Directors out of legally available funds and, in the event of liquidation, to share pro rata in any distribution of CEL-SCI's assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. CEL-SCI has not paid any dividends on its common stock and CEL-SCI does not have any current plans to pay any common stock dividends.

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

      During the three months ended September 30, 2005 neither CEL-SCI, any officer or director of CEL-SCI, nor any principal shareholder purchased any shares of CEL-SCI's common stock either from CEL-SCI, from third parties in a private transaction, or as a result of purchases in the open market.

Other Shares Which May Be Issued:

      The following table lists additional shares of CEL-SCI's common stock which may be issued as of February 28, 2006 as the result of the exercise of other outstanding options or warrants issued by CEL-SCI:

                                                     Number of          Note
                                                        Shares      Reference

   Shares issuable upon exercise of warrants        4,983,499          A
     held by private investors

   Shares issuable upon exercise of options and    10,433,769          B
     warrants granted to CEL-SCI's officers,
     directors, employees, consultants, and
     third parties

   Shares issuable upon exercise of options           310,000          C
     granted to investor relations consultants

Note A. In August 2003, the Company issued warrants to a private investor. The warrants permit the holder to purchase 23,758 shares of CEL-SCI's common stock at a price of $0.77 per share at any time prior to August 17, 2006.

       In July and September 2002, CEL-SCI sold Series G convertible notes, plus Series G warrants, to a group of private investors for $1,300,000. As of June 30, 2003 all of the Series G notes had been converted into 8,390,746 shares of CEL-SCI's common stock. As of September 30, 2005 the Series G warrants allowed the holders to purchase up to 450,000 shares of CEL-SCI's common stock at a price of $0.145 per share at any time prior to July 12, 2009. Every three months after December 9, 2005, the exercise price of the Series G warrants will be adjusted to an amount equal to 84% of the average of the 3 lowest daily trading prices of CEL-SCI's common stock on the American Stock Exchange during the 15 trading days immediately prior to the three month adjustment date, provided that the adjusted price is lower than the warrant exercise price on that date.

       In January and July 2003, CEL-SCI sold Series H convertible notes, plus Series H warrants, to a group of private investors for $1,350,000. As of October 31, 2003 all of the Series H notes had been converted into 3,233,229 shares of CEL-SCI's common stock. As of September 30, 2005 the Series H warrants allowed the holders to purchase up to 550,000 shares of CEL-SCI's common stock at a price of $0.25 per share at any time prior to January 7, 2010. Every three months after September 26, 2005 the exercise price of the Series H warrants will be adjusted to an amount equal to 84% of the average of the 3 lowest daily trading prices of CEL-SCI's common stock on the American Stock Exchange during the 15 trading days immediately prior to the three month adjustment date, provided that the adjusted price is lower than the warrant exercise price on that date.

      In May 2003 CEL-SCI sold shares of its common stock plus Series I warrants to a strategic partner, at prices equal to or above the then current price of CEL-SCI's common stock. The Series I warrants allow the holder to purchase 1,100,000 shares of CEL-SCI's common stock at a price of $0.47 per share at any time prior to May 30, 2008.

      In September 2003 CEL-SCI entered into an equity line of credit agreement with Rubicon Group Ltd. An unknown number of shares of common stock are issuable under the equity line of credit agreement between CEL-SCI and Rubicon Group, Ltd. As consideration for extending the equity line of credit, CEL-SCI granted Rubicon Group warrants to purchase 395,726 shares of common stock at a price of $0.83 per share at any time prior to September 16, 2008. On July 6, 2004, Rubicon Group transferred 50% (197,863) of their warrants to another entity. The terms of the warrants remain the same.

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

      In May 2004, CEL-SCI completed an offering to one institutional investor of 6,402,439 shares of its common stock at a price of $0.82 per share. In connection with this financing, Wachovia Capital Markets, LLC, the placement agent for the offering, received warrants to purchase 76,642 shares of CEL-SCI's common stock at a price of $1.37 per share. The warrants expire May 4, 2009.

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

      On October 24, 2005, CEL-SCI entered into an equity line of credit agreement with Jena Holdings LLC. An unknown number of shares of common stock are issuable under the equity line of credit agreement between CEL-SCI and Jena Holdings LLC. As consideration for extending the equity line of credit, CEL-SCI granted Jena Holdings LLC warrants to purchase 271,370 shares of common stock at a price of $0.55 per share at any time prior to October 24, 2010.

      On February 9, 2006 CEL-SCI sold 2,500,000 shares of its common stock to a private investor for $1,000,000 or $0.40 per share. The investor also received warrants which allow the investor to purchase up to 750,000 shares of CEL-SCI's common stock at a price of $0.56 per share at any time prior to February 9, 2011. CEL-SCI agreed to file a registration statement for the common shares as well as the common shares underlying the warrants and use its best efforts to have the registration statement declared effective no later than June 9, 2006. In connection with this transaction CEL-SCI agreed to lower the exercise price of 441,176 warrants that the investor had received as part of a financing several years ago to $0.56 per share, and to extend the life of those warrants by one year until December 2007.

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

Note B. The options are exercisable at prices ranging from $0.16 to $11.00 per share. CEL-SCI may also grant options to purchase additional shares under its Incentive Stock Option and Non-Qualified Stock Option Plans.

Note C. CEL-SCI has granted options for the purchase of 310,000 shares of common stock to certain investor relations consultants in consideration for services provided to CEL-SCI. The options are exercisable at prices ranging between $1.00 and $2.00 per share and expire between June 1, 2006 and October 14, 2010.

       The shares referred to in Notes B and C are being, or will be, offered for sale by means of registration statements which have been filed with the Securities and Exchange Commission.

ITEM 6.  SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with the more detailed financial statements, related notes and other financial information included herein. Certain amounts reported in previous years have been reclassified to conform to the classifications being used as of and for the year ended September 30, 2005.

                                                      For the years ended September 30,
                                     ------------------------------------------------------------------
                                         2005        2004 (1)      2003 (1)      2002 (1)      2001 (1)
                                     ------------------------------------------------------------------

Grant revenue and other              $  269,925    $  325,479    $  318,304    $  384,939    $  293,871
Other expenses:
  Research and development            2,229,729     1,941,630     1,915,501     4,699,909     7,762,213
  Depreciation and amortization         190,420       198,269       199,117       226,514       209,121
  General and administrative          1,930,543     2,310,279     2,287,019     1,754,332     3,432,437
Gain (loss) on derivative
 instruments                            363,028     1,174,660    (2,319,005)    5,053,156        55,739
Other income                            625,472             -             -             -             -
Other costs of financing                      -             -      (270,664)            -      (235,563)
Interest income                          52,660        51,817        52,502        85,322       376,221
Interest expense                              -       (53,855)   (1,365,675)   (4,517,716)   (7,326,556)
                                  -------------  -------------  -------------  -----------   -----------
Net loss                          $  (3,039,607) $  (2,952,077) $(7,986,175)  $(5,675,054) $(18,240,059)
                                  =============  =============  ============= ============ =============
Net loss per common share
    Basic                         $       (0.04) $       (0.04) $     (0.16)  $     (0.20) $     (0.84)
    Diluted                       $       (0.05) $       (0.06) $     (0.19)  $     (0.24) $     (0.84)
Weighted average common
  shares outstanding
    Basic                            72,703,395     67,273,133   50,961,457     28,746,341  21,824,273
    Diluted                          73,581,925     68,924,099   51,127,439     31,788,281  21,824,273

 (1) The results for fiscal years 2001 through 2004 were restated (see Note 2 to the Consolidated Financial Statements).

Balance Sheet Data:

                                                      For the years ended September 30,
                                     ------------------------------------------------------------------
                                         2005        2004 (1)      2003 (1)      2002 (1)      2001 (1)
                                     ------------------------------------------------------------------

Working capital (deficit)            $ 2,238,297   $ 4,592,332   $  205,815   $(1,366,925)   $2,758,122
Total assets                           3,092,352     5,513,810    2,915,206     3,771,258     4,508,920
Convertible debt (2)                           -             -      194,109     1,673,504             -
Note payable - Covance (2)                     -             -      184,330             -             -
Note payable - Cambrex (2)                     -             -      664,910     1,135,017             -
Series E preferred stock (2)                   -             -            -     2,001,591     6,692,922
Derivative instruments -
 current (2)                               1,280             -      319,295             4         4,559
Derivative instruments -
 noncurrent (2)                          811,180     1,175,488    2,517,131       314,844       556,348
Total liabilities                        987,313     1,391,468    4,694,385     6,115,876     7,806,174
Stockholders' equity (deficit)         2,105,039     4,122,342   (1,779,179)   (2,344,618)   (3,297,254)


(1) The results for fiscal years 2001 through 2004 were restated (see Note 2 to the Consolidated Financial Statements).

(2) Included in total liabilities

No dividends have been declared on CEL-SCI's common stock.
      CEL-SCI's net losses for each fiscal quarter during the two years ended September 30, 2005 were:

                                            Net income  (loss) per share
                    Net income                    ----------------------------
Quarter               (loss)                     Basic        Diluted
-------            ------------                    -----        -------
12/31/2003       $ (1,381,433) (1)            $ (0.02) (1)     $(0.02) (1)
3/31/2004          (1,404,976) (1)              (0.02) (1)      (0.02) (1)
6/30/2004             353,647  (1)               0.01  (1)      (0.01) (1)
9/30/2004            (519,315) (1)              (0.01) (1)      (0.01) (1)

12/31/2004       $ (1,229,443) (2)            $ (0.02) (2)      (0.02) (2)
3/31/2005          (1,149,440) (2)              (0.02) (2)      (0.02) (2)
6/30/2005            (653,786) (2)              (0.01) (2)      (0.01) (2)
9/30/2005              (6,938)                      -               -

(1) The results for fiscal years 2001 through 2004 were restated (see Note 2 to the Consolidated Financial Statements).

(2)The results for the quarterly periods in fiscal year 2005 have been restated.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report. See "Risk Factors". As discussed in Note 2 to the consolidated financial statements, the Company's financial statements have been restated. The accompanying management's discussion and analysis gives effect to that restatement.

OVERVIEW

      CEL-SCI's most advanced product, Multikine, manufactured using the Company's proprietary cell culture technologies, is being developed for the treatment of cancer. Multikine is designed to target the tumor micro-metastases that are mostly responsible for treatment failure. The basic idea of Multikine is to make current cancer treatments more successful. Phase II data indicated that Multikine treatment resulted in a substantial increase in the survival of patients. The lead indication is advanced primary head & neck cancer (500,000 new cases per annum). Since Multikine is not tumor specific, it may also be applicable in many other solid tumors.

      CEL-SCI also owns a pre-clinical technology called L.E.A.P.S. (Ligand Epitope Antigen Presentation System). The lead product derived from this technology is the CEL-1000 peptide which has shown protection in animals against herpes, malaria and cancer. With the help of government grants, NIAID and US Army and US Navy collaborations, CEL-1000 is now being tested against avian flu, viral encephalitis, West Nile Virus, SARS, Vaccinia, Smallpox, herpes, malaria and other agents. If the bio-terrorism tests are successful, CEL-SCI is likely to push CEL-1000 for potential bio-terrorism disease indications to gain accelerated approval.

      Since inception, CEL-SCI has financed its operations through the issuance of equity securities, convertible notes, loans and certain research grants. CEL-SCI's expenses will likely exceed its revenues as it continues the development of Multikine and brings other drug candidates into clinical trials. Until such time as CEL-SCI becomes profitable, any or all of these financing vehicles or others may be utilized to assist CEL-SCI's capital requirements.

Results of Operations

Fiscal 2005

      "Grant revenues and other" decreased by $55,554 during the year ended September 30, 2005, compared to 2004. This was due to the winding down of the work funded by the grants in 2005. CEL-SCI is continuing to apply for grants to support its work.

      During the year ended September 30, 2005, research and development expenses increased by $288,099. The increase in research and development expense was due largely to an increase in work related to CEL-SCI's Phase III application for Multikine.

      During the year ended September 30, 2005, general and administrative expenses decreased by $379,736. The decrease was mostly due to a decrease in public relations and corporate presentation expenses, filing fees, travel expenses, accounting fees and legal fees, as CEL-SCI's efforts were primarily focused on the submission of the Phase III clinical trial application for Multikine.

      The Company received $625,472 in settlement of a lawsuit in which the Company was not a party. The litigation involved a shareholder and three former investors in CEL-SCI. The lawsuit sought to recover short-swing profits allegedly obtained by the defendants, their investment advisor and the investment advisor's principal acting together as a group in trading CEL-SCI securities.

      Interest income during the year ended September 30, 2005 increased by $843 as a result of higher balances in interest bearing accounts during the year. Interest expense decreased to zero as a result of the conversion of the remaining convertible debt in October 2003. Interest expense for the year ended September 30, 2004 is primarily for interest related to the convertible debt payable to Cambrex Biosciences, Inc. and Covance AG.

      Gain on derivative instruments for the year ended September 30, 2005 decreased by $811,632 due to a decrease in the number of derivative instruments outstanding during the year as a result of expiration of certain agreements or reclassifications of certain instruments to equity.

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

      CEL-SCI recognized a gain of $1,174,660 on derivative instruments during fiscal year 2004 compared to a loss of $2,319,005 for the year ended September 30, 2003. This was due to primarily to a decrease in the trading price of CEL-SCI's common stock which is a significant component of fair value of the Company's derivative instruments. Also, during fiscal year 2004, several derivative instruments met the criteria for equity classification after which they were no longer marked to market.

      Other costs of financing decreased by $270,664 during fiscal year 2004 since the Company did not enter into an equity line of credit financing arrangement during the year.

Research and Development Expenses

      During the five years ended September 30, 2005 CEL-SCI's research and development efforts involved Multikine, L.E.A.P.S. and an AIDS vaccine. The table below shows the research and development expenses associated with each project during this five-year period.

                        2005         2004       2003        2002         2001
                        ----         ----       ----        ----         ----
MULTIKINE          $1,911,615   $1,539,454  $1,653,904  $4,405,678   $7,365,305
L.E.A.P.S.            318,114      402,176     261,597     244,769      280,766
AIDS Vaccine               --           --          --      43,462       94,642
Other                      --           --          --       6,000       21,500
                   ----------   ----------  ----------  ----------   ----------

       TOTAL       $2,229,729   $1,941,630  $1,915,501  $4,699,909   $7,762,213
                   ==========   ==========  ==========  ==========   ==========

      CEL-SCI believes that it has compiled sufficient data and clinical information to justify a Phase III clinical trial which would be designed to prove the clinical benefit from Multikine as an addition to established anti-cancer therapies. In 2005, CEL-SCI submitted a protocol to the FDA and the Canadian regulatory agency, the Biologics and Genetic Therapies Directorate for Phase III clinical trials. CEL-SCI is unable to estimate the future costs of research and clinical trials involving Multikine since CEL-SCI has not yet finalized the protocol with the FDA. Until the scope of these trials is known, CEL-SCI will not be able to price any future trials.

      As explained in Item 1 of this report, as of February 28, 2006, CEL-SCI was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. As with Multikine, CEL-SCI does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology. Consequently, CEL-SCI cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects.

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

      In fiscal 2003, CEL-SCI reduced its discretionary expenditures. In fiscal 2004 and 2005 expenditures remained at the 2003 levels. If necessary, CEL-SCI may reduce discretionary expenditures in fiscal 2006; however such reductions would further delay the development of CEL-SCI's products.

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

Equity Lines of Credit

      In order to provide a possible source of funding for CEL-SCI's current activities and for the development of its current and planned products, CEL-SCI entered into an equity line of credit agreement with Rubicon Group Ltd. in December 2003 and ending December 2005.

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

      As of October 31, 2005 CEL-SCI had received net proceeds of $724,875 from the sale of shares under the equity line of credit with the Rubicon Group.

      In October 2005 CEL-SCI entered into an equity line of credit agreement with Jena Holdings LLC Ltd.

     Under the equity line of credit agreement, Jena Holdings LLC has agreed to provide CEL-SCI with up to $5,000,000 of funding during a two-year period beginning on the date the shares to be sold under the line of credit have been registered with the Securities and Exchange Commission. During this two-year period, CEL-SCI may request a drawdown under the equity line of credit by selling shares of its common stock to Jena Holdings LLC, and Jena Holdings LLC will be obligated to purchase the shares. The minimum amount CEL-SCI can draw down at any one time is $100,000, and the maximum amount CEL-SCI can draw down at any one time will be determined at the time of the drawdown request using a formula contained in the equity line of credit agreement. CEL-SCI may request a drawdown once every 22 trading days, although CEL-SCI is under no obligation to request any draw-downs under the equity line of credit.

      During the 22 trading days following a drawdown request, CEL-SCI will calculate the number of shares it will sell to Jena Holdings LLC and the purchase price per share. The purchase price per share of common stock will be based on the daily volume weighted average price of CEL-SCI's common stock during each of the 22 trading days immediately following the drawdown date, less a discount of 11%.

      As of February 28, 2006 the shares to be sold to Jena Holdings had not been registered with the Securities and Exchange Commission.

Future Capital Requirements

      CEL-SCI plans to use its existing financial resources, the proceeds from the sale of its common stock, and proceeds from the sale of common stock under the equity line of credit agreement to fund its capital requirements during the year ending September 30, 2006.

      Other than funding operating losses, funding its research and development program, and paying its liabilities, CEL-SCI does not have any material capital commitments. Material future liabilities as of September 30, 2005 are as follows:

Contractual Obligations:                     Years  Ending September 30,
                                         -----------------------------------
                          Total             2006          2007         2008
                          -----             ----          ----         ----

Operating Leases      $   359,921        $156,067      $132,719       71,136
Employment Contracts    1,247,203         702,703       363,000      181,500
                      -----------       ---------     ---------    ---------
                       $1,607,124        $858,770      $495,719     $252,636
                       ==========        ========      ========     ========

      It should be noted that substantial additional funds will be needed for more extensive clinical trials which will be necessary before CEL-SCI will be able to apply to the FDA for approval to sell any products which may be developed on a commercial basis throughout the United States. In the absence of revenues, CEL-SCI will be required to raise additional funds through the sale of securities, debt financing or other arrangements in order to continue with its research efforts. However, there can be no assurance that such financing will be available or be available on favorable terms. It is the opinion of management that sufficient funds will be available from external financing and additional capital and/or expenditure reduction in order to meet CEL-SCI's liabilities and commitments as they come due during fiscal year 2006. Ultimately, CEL-SCI must complete the development of its products, obtain appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

      CEL-SCI's cash flow and earnings are subject to fluctuations due to changes in interest rates on its certificates of deposit, and, to an immaterial extent, foreign currency exchange rates.

Critical Accounting Policies

      CEL-SCI's significant accounting policies are more fully described in Note 1 to the consolidated financial statements. However, certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the consolidated financial statements are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on CEL-SCI's historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate. CEL-SCI's significant accounting policies include:

      Patents - Patent expenditures are capitalized and amortized using the straight-line method over 17 years. In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss is the difference between the estimated fair value of the asset and its carrying value.

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

      Asset Valuations and Review for Potential Impairments - CEL-SCI reviews its fixed assets every fiscal quarter. This review requires that CEL-SCI make assumptions regarding the value of these assets and the changes in circumstances that would affect the carrying value of these assets. If such analysis indicates that a possible impairment may exist, CEL-SCI is then required to estimate the fair value of the asset and, as deemed appropriate, expense all or a portion of the asset. The determination of fair value includes numerous uncertainties, such as the impact of competition on future value. CEL-SCI believes that it has made reasonable estimates and judgments in determining whether its long-lived assets have been impaired; however, if there is a material change in the assumptions used in its determination of fair values or if there is a material change in economic conditions or circumstances influencing fair value, CEL-SCI could be required to recognize certain impairment charges in the future. As a result of the reviews, no changes in asset values were required.

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

      Derivative Instruments--The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangement in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS No. 133") and Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", ("EITF 00-19"), as well as related interpretations of these standards. In accordance with accounting principles generally accepted in the United States ("GAAP"), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the statement of financial position and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features can not be reliably measured, the Company measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument and precluding the use of "blockage" discounts or premiums in determining the fair value of a large block of financial instruments. Fair value under these conditions does not necessarily represent fair value determined using valuation standards that give consideration to blockage discounts and other factors that may be considered by market participants in establishing fair value.

Quantitative and Qualitative Disclosure About Market Risks

     Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. CEL-SCI enters into financing arrangements that are or include freestanding derivative instruments or that are or include hybrid instruments that contain embedded derivative features. CEL-SCI does not enter into derivative instruments for trading purposes. Additional information is presented in the Notes to Consolidated Financial Statements. The fair value of these instruments is affected primarily by volatility of the trading prices of the CEL-SCI's common stock. For the years ended September 30, 2005, 2004 and 2003, CEL-SCI recognized a gain of $363,028, a gain of $1,174,660, and a loss of $2,319,005, respectively, resulting from changes in fair value of derivative instruments. CEL-SCI has no exposure to risks associated with foreign exchange rate changes because none of the operations of CEL-SCI are transacted in a foreign currency. (The interest rate risk on investments is considered immaterial due to the dollar value of investments as of September 30, 2004 and June 30, 2005.)

Recent Accounting Pronouncements

      In November 2004 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin (ARB) 43, Chapter 4, Inventory Pricing". This statement amends ARB 43, Chapter 4, to clarify accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current-period charges in all circumstances. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. CEL-SCI does not believe that the adoption of SFAS No. 151 will have a material effect on its financial position, results of operations or cash flows.

      In December 2004 the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment (stock options and restricted stock) issued to employees. 123R applies to all transactions involving issuance of equity by a Company in exchange for goods and services, including transactions with employees. SFAS No. 123R is effective for the first interim period in the fiscal year beginning after June 15, 2005. As of September 30, 2005, the Company has not determined the impact of adopting SFAS No. 123R.

      On December 16, 2004, the FASB issued SFAS No. 153, "Exchange of Non-monetary Assets", an amendment of Accounting Principles Board ("APB") Opinion No. 29. Statement No. 153 replaces the exception from fair value measurement in APB No. 29, with a general exception from fair value measurement for exchanges of non-monetary assets that do not have commercial substance. The Statement is to be applied prospectively and is effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. CEL-SCI does not believe that SFAS No. 153 will have a material impact on its results of operations or cash flows.

      In March 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143". The interpretation clarifies terms used in FASB Statement No. 143 and is effective no later than the end of fiscals ending after December 15, 2005. CEL-SCI does not believe that FIN No. 47 will have a material impact on its results of operations or cash flows.

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

     In February 2006, the FASB issued SFAS No. 155, "Hybrid Instruments". The statement amends SFAS No. 133 and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The statement also resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The statement: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and e) amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. CEL-SCI does not believe that SFAS No. 155 will have a material impact on its results of operations or cash flows.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the Financial Statements included with this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Deloitte & Touche LLP ("Deloitte") notified the Company on February 9, 2005 that it would resign as the Company's independent registered public accounting firm upon completion of its review of the Company's interim financial statements for the quarterly period ended December 31, 2004. On February 14, 2005, Deloitte completed its review and its resignation became effective.

      Deloitte`s reports on the Company's financial statements for the two most recent fiscal years did not contain an adverse opinion, or disclaimer of opinion, but included an explanatory paragraph referring to the restatement of the financial statements.

      During the Company's two most recent fiscal years and the subsequent interim period through February 14, 2005 there were no disagreements with Deloitte on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of such disagreements in connection with its reports.

      On May 3, 2005 the Company retained BDO Seidman, LLP to act as the Company's independent certified public accountants.

      The change in the Company's auditors was recommended and approved by the Company's board of directors and audit committee.

      During the two most recent fiscal years and subsequent interim period ending May 3, 2005 the Company did not consult with BDO Seidman, LLP regarding the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, or any matter that was the subject of a disagreement or a reportable event as defined in the regulations of the Securities and Exchange Commission.

ITEM 9A.  CONTROLS AND PROCEDURES

      Geert Kersten, CEL-SCI's Chief Executive and Financial Officer, has evaluated the effectiveness of CEL-SCI's disclosure controls and procedures as of September 30, 2005 and in his opinion CEL-SCI's disclosure controls and procedures ensure that material information relating to CEL-SCI, including CEL-SCI's consolidated subsidiary, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Kersten there have been no significant changes in CEL-SCI's internal controls or in other factors that could significantly affect CEL-SCI's internal controls subsequent to the date of evaluation, and as a result, no corrective actions with regard to significant deficiencies or material weakness in CEL-SCI's internal controls were required with the exception of accounting for certain derivatives under FAS 133 and EITF 00-19. Subsequent to September 30, 2005, CEL-SCI adopted additional accounting policies and internal controls to address the issues raised by the restatement of previously issued financial statements for the years ended September 30, 2004 and 2003.

ITEM 9B.  OTHER INFORMATION

      Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

Name                    Age   Position

Maximilian de Clara       75   Director and President
Geert R. Kersten, Esq.    46   Director, Chief Executive Officer and Treasurer
Patricia B. Prichep       53   Senior Vice President of Operations and Secretary
Dr. Eyal Talor            49   Senior Vice President of Research and
                                Manufacturing
Dr. Daniel H. Zimmerman   64   Senior Vice President of Research, Cellular
                                Immunology
John Cipriano             63   Senior Vice President of Regulatory Affairs
Alexander G. Esterhazy    60   Director
Dr. C. Richard Kinsolving 69   Director
Dr. Peter R. Young        60   Director

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

     If a violation of this code of ethics act is discovered or suspected, the Senior Officer must (anonymously, if desired) send a detailed note, with relevant documents, to CEL-SCI's Audit Committee, c/o Dr. Peter Young, 1247 Dogeton Drive, Frisco, TX 75034-1432.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of CEL-SCI and (ii) by each other executive officer of CEL-SCI who received in excess of $100,000 during the fiscal year ended September 30, 2005.

                                                  All
                                                  Other                            Other
                                                  Annual     Restric-               Com-
                                                  Compen-   ted Stock    Options   pensa-
Name and Princi-       Fiscal   Salary   Bonus    sation      Awards     Granted    tion
 pal Position           Year     (1)      (2)       (3)        (4)          (5)      (6)
----------------       -----    ------   -----   --------   ---------    --------  -------

Maximilian de Clara,    2005   $363,000    --    $72,041         --       50,000        --
President               2004   $363,000    --    $60,165         --       50,000        --
                        2003   $363,000    --    $65,121         --      574,999   $72,600

Geert R. Kersten,       2005   $370,585    --    $18,260   $ 12,700       50,000   $    30
Chief Executive         2004   $366,673    --    $18,690   $ 11,296       50,000        --
Officer and             2003   $354,087    --    $12,558   $  9,244    1,890,000   $71,068
Treasurer

Patricia B. Prichep     2005   $159,864    --    $  3,000   $ 9,404       30,000   $   30
Senior Vice President   2004   $148,942    --    $  3,000   $ 7,110       50,000       --
of Operations and       2003   $147,904    --    $  3,000   $ 4,902      580,000       --
Secretary

Eyal Talor, Ph.D.       2005   $201,154    --    $  3,000   $ 8,400       30,000   $   30
Senior Vice President   2004   $192,373    --    $  3,000   $ 4,797       50,000       --
of Research and         2003   $191,574    --    $  3,000   $ 4,950      374,166       --
Manufacturing

Daniel Zimmerman, Ph.D. 2005   $154,350    --    $  3,000   $ 9,059       30,000   $   30
Senior Vice President   2004   $147,613    --    $  3,000   $ 7,176       50,000       --
Senior Vice President   2003   $147,000    --    $  3,000   $ 5,005      392,000       --
of Cellular Immunology

John Cipriano           2005   $150,000    --          --   $ 9,000       30,000   $   30
Senior Vice President
of Regulatory Affairs

(1) The dollar value of base salary (cash and non-cash) received. During the year ended September 30, 2005, $11,089 of the total salaries paid to the persons shown in the table were paid in restricted shares of CEL-SCI's common stock.

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

      As of September 30, 2005, the number of shares of CEL-SCI's common stock, owned by the officers included in the table above, and the value of such shares at such date, based upon the market price of CEL-SCI's common stock were:

      Name                          Shares            Value

      Maximilian de Clara           537,527         $  252,638
      Geert R. Kersten            2,663,868         $1,252,018
      Patricia B. Prichep           519,485         $  244,158
      Eyal Talor, Ph.D.             423,796         $  199,184
      Daniel Zimmerman, Ph.D.       445,616         $  209,440
      John Cipriano                  24,287         $   11,415

      Dividends may be paid on shares of restricted stock owned by CEL-SCI's officers and directors, although CEL-SCI has no plans to pay dividends.

(5) The shares of Common Stock to be received upon the exercise of all stock options granted during the periods covered by the table. Includes certain options issued in connection with CEL-SCI's Salary Reduction Plans as well as certain options purchased from CEL-SCI. See "Options Granted During Fiscal Year Ended September 30, 2005" below.

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

Long Term Incentive Plans - Awards in Last Fiscal Year

      None.

Employee Pension, Profit Sharing or Other Retirement Plans

      During 1993 CEL-SCI implemented a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code and covering substantially all the Company's employees. Prior to January 1, 1998 CEL-SCI's contribution was equal to the lesser of 3% of each employee's salary, or 50% of the employee's contribution. Effective January 1, 1998 the plan was amended such that the Company's contribution is now made in shares of CEL-SCI's common stock as opposed to cash. Each participant's contribution is matched by CEL-SCI with shares of common stock which have a value equal to 100% of the participant's contribution, not to exceed the lesser of $1,000 or 6% of the participant's total compensation. CEL-SCI's contribution of common stock is valued each quarter based upon the closing price of the Company's common stock. The fiscal 2005 expenses for this plan were $79,406. Other than the 401(k) Plan, CEL-SCI does not have a defined benefit, pension plan, profit sharing or other retirement plan.

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

Employment Contracts.

      In April 2005 the Company entered into a three-year employment agreement with Mr. de Clara which expires April 30, 2008. The employment agreement provides that CEL-SCI will pay Mr. de Clara an annual salary of $363,000 during the term of the agreement. In the event that there is a material reduction in Mr. de Clara's authority, duties or activities, or in the event there is a change in the control of the Company, then the agreement allows Mr. de Clara to resign from his position at the Company and receive a lump-sum payment from CEL-SCI equal to 18 months salary. For purposes of the employment agreement, a change in the control of CEL-SCI means the sale of more than 50% of the outstanding shares of CEL-SCI's Common Stock, or a change in a majority of CEL-SCI's directors.

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

Compensation Committee Interlocks and Insider Participation

     CEL-SCI has a compensation committee comprised of all of CEL-SCI's directors, with the exception of Mr. Kersten. During the year ended September 30, 2005, Mr. de Clara was the only officer participating in deliberations of CEL-SCI's compensation committee concerning executive officer compensation.

      During the year ended September 30, 2005, no director of CEL-SCI was also an executive officer of another entity, which had an executive officer of CEL-SCI serving as a director of such entity or as a member of the compensation committee of such entity.

Stock Options

      The following tables set forth information concerning the options granted during the fiscal year ended September 30, 2005, to the persons named below, and the fiscal year-end value of all unexercised options (regardless of when granted) held by these persons.

                Options Granted During Fiscal Year Ended September 30, 2005

                                                                          Potential Realizable
                                   % of Total                               Value at Assumed
                                     Options                             Annual Rates of Stock
                                   Granted to    Exercise                 Price Appreciation
                       Options    Employees in   Price Per  Expiration     for Option Term (1)
 Name                Granted (#)   Fiscal Year     Share       Date         5%          10%
------               -----------  ------------   ---------  ----------    -----        ----
10%

Maximilian de Clara     50,000       11.16%        $0.48     9/21/2015   $12,007      $24,014
Geert R. Kersten        50,000       11.16%        $0.48     9/21/2015   $12,007      $24,014
Patricia B. Prichep     30,000        6.70%        $0.48     9/21/2015    $7,204      $14,408
Eyal Talor, Ph.D.       30,000        6.70%        $0.48     9/21/2015    $7,204      $14,408
Daniel Zimmerman, Ph.D. 30,000        6.70%        $0.48     9/21/2015    $7,204      $14,408
John Cipriano           30,000        6.70%        $0.48     9/21/2015    $7,204      $14,408


(1) The potential realizable value of the options shown in the table assuming the market price of CEL-SCI's Common Stock appreciates in value from the date of the grant to the end of the option term at 5% or 10%.

                   Option Exercises and Year-End Option Values
                                                                Value (in $) of
                                                                  Unexercised
                                                 Number of       In-the-Money
                                                Unexercised    Options at Fiscal
                         Shares                  Options (3)      Year-End (4)
                     Acquired On     Value      Exercisable/       Exercisable/
Name                 Exercise (1) Realized (2) Unexercisable     Unexercisable
----                 ------------ ------------ -------------   -----------------

Maximilian de Clara      --           --      939,999/274,999  $ 95,833/$ 47,917
Geert R. Kersten         --           --    2,794,667/713,333  $315,000/$157,500
Patricia Prichep         --           --      886,334/256,666  $103,667/$ 48,333
Eyal Talor               --           --      613,277/188,055  $ 69,361/$ 31,181
Daniel Zimmerman         --           --      611,001/193,999  $ 72,334/$ 32,667
John Cipriano            --           --       40,001/109,999  $     --/$      0


(1) The number of shares received upon exercise of options during the fiscal year ended September 30, 2005.

(2) With respect to options exercised during CEL-SCI's fiscal year ended September 30, 2005, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of September 30, 2005, separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of September 30, 2005, the market value of the stock underlying those options as of September 30, 2005.

Stock Option and Bonus Plans

      CEL-SCI has Incentive Stock Option Plans, Non-Qualified Stock Option Plans and Stock Bonus Plans. All Stock Option and Bonus Plans have been approved by the stockholders. A summary description of these Plans follows. In some cases these Plans are collectively referred to as the "Plans".

      Incentive Stock Option Plan. The Incentive Stock Option Plans authorize the issuance of shares of CEL-SCI's common stock to persons who exercise options granted pursuant to the Plan. Only Company employees may be granted options pursuant to the Incentive Stock Option Plan.

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

     Non-Qualified Stock Option Plans. The Non-Qualified Stock Option Plans authorize the issuance of shares of CEL-SCI's common stock to persons that exercise options granted pursuant to the Plans. CEL-SCI's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of CEL-SCI's Common Stock on the date the option is granted.

      Stock Bonus Plan. Under the Stock Bonus Plans shares of CEL-SCI's common stock may be issued to CEL-SCI's employees, directors, officers, consultants and advisors, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

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

      Summary. The following sets forth certain information, as of September 30, 2005, concerning the stock options and stock bonuses granted by CEL-SCI. Each option represents the right to purchase one share of CEL-SCI's common stock.

                               Total       Shares
                              Shares     Reserved for    Shares     Remaining
                             Reserved    Outstanding   Issued as  Options/Shares
Name of Plan                Under Plans    Options    Stock Bonus  Under Plans
------------                -----------  -----------  ----------- --------------

Incentive Stock Option
  Plans                      6,100,000     3,972,633          N/A    1,999,115
Non-Qualified Stock
  Option Plans               9,760,000     6,215,363          N/A    2,018,005
Stock Bonus Plans            3,940,000           N/A    1,442,000    1,498,000

      Of the shares issued pursuant to CEL-SCI's Stock Bonus Plans 704,884 shares were issued as part of CEL-SCI's contribution to its 401(k) plan.

      The following table shows the weighted average exercise price of the outstanding options granted pursuant to the Company's Incentive and Non-Qualified Stock Option Plans as of September 30, 2005, CEL-SCI's most recent fiscal year end. CEL-SCI's Incentive and Non-Qualified Stock Option Plans have been approved by CEL-SCI's shareholders.


                                                                    Number of Securities
                                     Number                         Remaining Available
                                 of Securities                      For Future Issuance
                                 to be Issued    Weighted-Average      Under Equity
                                 Upon Exercise   Exercise Price of  Compensation Plans,
                                of Outstanding   of Outstanding     Excluding Securities
Plan category                       Options           Options       Reflected in Column (a)
-------------------------------------------------------------------------------------------
                                      (a)

Incentive Stock Option Plans       3,972,633           $0.67              1,999,115
Non-Qualified Stock Option Plans   6,215,363           $0.66              2,018,005



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth, as of February 28, 2006, information with respect to the only persons owning beneficially 5% or more of the outstanding Common Stock and the number and percentage of outstanding shares owned by each director and officer and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of Common Stock.

Name and Address                   Number of Shares (1)    Percent of Class (3)
----------------                   ----------------        ----------------

Maximilian de Clara                   1,349,742                   1.7%
Bergstrasse 79
6078 Lungern,
Obwalden, Switzerland

Geert R. Kersten                      6,094,963                   7.4%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Patricia B. Prichep                   1,602,619                   2.0%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Eyal Talor, Ph.D.                     1,166,692                   1.5%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Daniel H. Zimmerman, Ph.D.            1,192,008                   1.5%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

John Cipriano                           102,212                   0.1%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Alexander G. Esterhazy                  181,666                   0.2%
20 Chemin du Pre-Poiset
CH- 1253 Vandoeuvres
Geneve, Switzerland

C. Richard Kinsolving                   410,757                   0.5%
P.O. Box 20193
Bradenton, FL 34204-0193

Peter R. Young, Ph.D.                   182,934                   0.2%
1247 Dodgeton Drive
Frisco, TX 75034-1432

All Officers and Directors           12,283,593                  14.2%
as a Group (9 persons)
*    Less than 1%

(1) Includes shares issuable prior to June 30, 2006 upon the exercise of options or warrants granted to the following persons:

                                         Options or Warrants Exercisable
      Name                                   Prior to June 30, 2006
      ----                               -------------------------------

      Maximilian de Clara                         1,131,665
      Geert R. Kersten                            3,424,667
      Patricia B. Prichep                        1,078,167
      Eyal Talor, Ph.D.                            737,999
      Daniel H. Zimmerman, Ph.D.                   741,667
      John Cipriano                                 73,334
      Alexander G. Esterhazy                       181,666
      C. Richard Kinsolving, Ph.D.                 341,667
      Peter R. Young, Ph.D.                        168,333

(2) Amount includes shares held in trust for the benefit of Mr. Kersten's minor children. Geert R. Kersten is the stepson of Maximilian de Clara.

(3) Amount includes shares referred to in (1) above but excludes shares which may be issued upon the exercise or conversion of other options, warrants and other convertible securities previously issued by CEL-SCI.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

      None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
------------------------------------------------

      Deloitte & Touche LLP served as CEL-SCI's auditors for the years ended September 30, 2004 and 2003. The following table shows the aggregate fees billed to CEL-SCI for these years by Deloitte & Touche LLP:

                                                Year Ended September 30,
                                                2005                2004
                                                ----                ----

Audit Fees                                   $124,388            $131,000
Audit-Related Fees                             24,500              91,787
Financial Information Systems                      --                  --
Design and Implementation Fees                     --                  --
Tax Fees                                           --                  --
All Other Fees                                     --                  --

      Audit fees represent amounts billed for professional services rendered for the audit of the CEL-SCI's annual financial statements and the reviews of the financials statements included in CEL-SCI's 10-Q reports for the fiscal year. Audit Related Fees represent amounts charged for reviewing various registration statements filed with the SEC by CEL-SCI during the year as well as the successor auditor review work. Before Deloitte & Touche LLP was engaged by CEL-SCI to render audit or non-audit services, the engagement was approved by CEL-SCI's audit committee.

      BDO Seidman, LLP served as CEL-SCI's auditors for the year ended September 30, 2005. The following table shows the aggregate fees billed to CEL-SCI during this year by BDO Seidman, LLP:

                                                Year Ended September 30, 2005

Audit Fees                                                  $53,500
Audit-Related Fees                                            9,773
Financial Information Systems                                    --
Design and Implementation Fees                                   --
Tax Fees                                                         --
All Other Fees                                                   --

      Audit fees represent amounts billed for professional services rendered for the audit of the CEL-SCI's annual financial statements and the reviews of the financials statements included in CEL-SCI's 10-Q reports for the fiscal year. Audit Related Fees represent amounts charged for acceptance procedures and services performed concerning a financing. Before BDO Seidman, LLP was engaged by CEL-SCI to render audit or non-audit services, the engagement was approved by CEL-SCI's audit committee. CEL-SCI's Board of Directors is of the opinion that the Audit Related Fees charged by BDO Seidman, LLP are consistent with BDO Seidman, LLP maintaining its independence from CEL-SCI.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

      (a) See the Financial Statements attached to this Report.

(b)   Exhibits                          Page Number
      --------                          -----------

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

 (c) Amended Articles (Name             Filed as Exhibit 3(c) to CEL-SCI's
     change only)                       Registration Statement on Form S-1
                                        Registration Statement (No. 33-34878).

 (d) Bylaws                             Incorporated by reference to  Exhibit
                                        3(b) of CEL-SCI's Registration
                                        Statement on Form S-1, Registration No.
                                        33-7531.

10(d) Employment Agreement with         Incorporated  by reference to Exhibit
      Maximilian de Clara               10(d) filed with  CEL-SCI's 10-K  Report
                                        for the year ended September 30, 2004

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

10(w) Master Production Agreement       Incorporated  by reference to Exhibit
      between Company and Bio           10(w) of CEL-SCI's annual report on Form
      Science Contract Production       10-K for the year ended September
      Corp.                             30, 2003.

10(x) Distribution and Royalty          Incorporated by reference to Exhibit
      Agreement with Eastern Biotech    10(x) to Amendment No. 2 to CEL-SCI's
                                        Registration statement on Form S-3
                                        (Commission File No. 333-106879).

23 (a) Consent of Deloitte & Touche LLP   -------------------------------

23(b) Consent of BDO Seidman, LLP

31    Rule 13a-14(a) Certifications
                                          -------------------------------

32    Section 1350 Certifications
                                          -------------------------------

      (c) No financial statement schedules are filed with this report.

      (d) During the three months ended September 30, 2005 the Company filed the following reports on Form 8-K:

            Date Filed        Disclosure Item
            ----------        ---------------

             7-19-05          Sale of securities in a private placement.

                CEL-SCI CORPORATION

                Consolidated Financial Statements for the Years
                Ended September 30, 2005, 2004 (as restated), and 2003 (as restated), and
                Reports of Independent Registered Public Accounting Firms

CEL-SCI CORPORATION

TABLE OF CONTENTS



                                                                     Page
                                                                     ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM               F-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM               F-3

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS
 ENDED SEPTEMBER 30, 2005, 2004 (AS RESTATED), AND 2003 (AS RESTATED):

  Consolidated Balance Sheets                                         F-4

  Consolidated Statements of Operations                               F-5

  Consolidated Statements of Stockholders' Equity               F-6 - F-7

  Consolidated Statements of Cash Flows                        F-8 - F-11

  Notes to Consolidated Financial Statements                  F-12 - F-44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
CEL-SCI Corporation
Vienna, Virginia

We have audited the accompanying consolidated balance sheet of CEL-SCI Corporation as of September 30, 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CEL-SCI Corporation at December 31, 2005, and the results of its operations and its cash flows for the year ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.



/s/ BDO SEIDMAN LLP

Bethesda, Maryland
April 6, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of CEL-SCI Corporation
Vienna, Virginia

We have audited the accompanying consolidated balance sheet of CEL-SCI Corporation and subsidiary (the "Company") as of September 30, 2004, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2004, and the results of its operations and its cash flows for the years ended September 30, 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the 2004 and 2003 consolidated financial statements have been restated.

/s/ DELOITTE & TOUCHE LLP

McLean, Virginia
January 6, 2005 (April 21, 2006 as to the effects of the restatement discussed in Note 2)

CEL-SCI CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND 2004
---------------------------------------------------------------------------

ASSETS                                             2005             2004
                                                                (as restated,
                                                                 see Note 2)

CURRENT ASSETS:
  Cash and cash equivalents                   $  1,957,614      $  4,263,631
  Interest and other receivables                    21,164            21,256
  Prepaid expenses                                 432,652           508,597
  Deposits                                               -            14,828
                                              -------------     -------------

           Total current assets                  2,411,430         4,808,312

RESEARCH AND OFFICE EQUIPMENT--Less
 accumulated depreciation of $1,690,788
 and $1,651,759                                    181,541           233,612

PATENT COSTS--Less accumulated
 amortization of $816,169 and $745,321             484,553           471,886

DEPOSITS                                            14,828                 -
                                              -------------     -------------
                                              $  3,092,352      $  5,513,810
                                              =============     =============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                            $     74,354      $    143,300
  Accrued expenses                                  74,619            64,360
  Due to employees                                  22,880             5,320
  Deposits held                                          -             3,000
  Derivative instruments - current portion           1,280                 -
                                              -------------     -------------

           Total current liabilities               173,133           215,980
  Derivative instruments - noncurrent
   portion                                         811,180         1,175,488
  Deposits held                                      3,000                 -
                                              -------------     -------------
           Total liabilities                       987,313         1,391,468

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value--authorized,
   200,000,000 shares; issued and
   outstanding, 74,494,206 and 72,147,367
   shares at September 30, 2005 and 2004,
   respectively                                    744,942           721,474
  Unearned compensation                                  -           (14,237)
  Additional paid-in capital                   100,359,296        99,374,697
  Accumulated deficit                          (98,999,199)      (95,959,592)
                                              -------------     -------------
           Total stockholders' equity            2,105,039         4,122,342
                                              -------------     -------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  3,092,352      $  5,513,810
                                              =============     =============


                See notes to consolidated financial statements.

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2005, 2004, AND
2003
--------------------------------------------------------------------------------

                                             2005       2004           2003
                                                    (as restated,  (as restated,
                                                      see Note 2)    see Note 2)
                                         ----------  -------------  ------------

GRANT REVENUE AND OTHER                  $  269,925    $  325,479    $  318,304

OPERATING EXPENSES:
  Research and development (excluding
   R&D depreciation of $96,442, $110,297
   and $115,420 respectively,
   included below)                        2,229,729     1,941,630     1,915,501
  Depreciation and amortization             190,420       198,269       199,117
  General and administrative              1,930,543     2,310,279     2,287,019
                                       ------------   -----------    -----------

           Total operating expenses       4,350,692     4,450,178     4,401,637
                                       ------------  ------------  ------------
NET OPERATING LOSS                       (4,080,767)   (4,124,699)   (4,083,333)

GAIN (LOSS) ON DERIVATIVE INSTRUMENTS       363,028     1,174,660    (2,319,005)

OTHER INCOME                                625,472             -             -

OTHER COSTS OF FINANCING                          -             -      (270,664)

INTEREST INCOME                              52,660        51,817        52,502

INTEREST EXPENSE                                  -       (53,855)   (1,365,675)
                                       -----------    -----------   -----------
NET LOSS                                 (3,039,607)   (2,952,077)   (7,986,175)
                                       ============   ============  ===========
NET LOSS PER COMMON SHARE
    BASIC                              $     (0.04)   $     (0.04)  $     (0.16)
    DILUTED                            $     (0.05)   $     (0.06)  $     (0.19)

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING
    BASIC                                72,703,395    67,273,133    50,961,457
    DILUTED                              73,581,925    68,924,099    51,127,439



                See notes to consolidated financial statements.

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(DEFICIT)
YEARS ENDED SEPTEMBER 30, 2005, 2004, AND
2003

-----------------------------------------------------------------------------------------------------------------------------------
                                           Preferred                              Additional
                                         Series E Stock         Common Stock        Paid-In     Unearned    Accumulated
                                        Shares     Amount    Shares       Amount    Capital   Compensation     Deficit     Total
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE, October 1, 2002, as
 previously reported                    1,192    $      12  37,255,142  $ 372,551 $80,871,758  $       -   $(80,182,150) $1,062,171

Prior period corrections
 (see Note 2)                          (1,192)         (12)                         1,432,413                (4,839,190) (3,406,789)
                                --------------  ----------- ----------  --------- -----------  ----------  ------------- -----------

BALANCE, October 1, 2002
(as restated, see Note 2)                   -            -  37,255,142    372,551  82,304,171           -   (85,021,340) (2,344,618)

Exercise of warrants (as
 restated, see Note 2)                                       1,435,500     14,355   1,043,327                             1,057,682

Stock issued to employees
 for service                                                 4,409,932     44,099     920,117                               964,216
Stock options issued to
 nonemployees for service                                                               6,727                                 6,727

Stock issued to nonemployees
 for service                                                   559,089      5,591     123,100                               128,691

Conversion of Preferred
 Series E Stock to common stock
 (as restated, see Note 2)                                   1,018,439     10,184     282,339                               292,523
Dividends on Preferred Series
 E Stock paid in common stock
 (as restated, see Note 2)                                      97,389        974      98,650                                99,624
Conversion of Series F convertible
 debt (as restated, see Note 2)                                979,670      9,797     206,525                               216,322
Interest on Series F convertible
 debt paid in common stock (as
 restated, see Note 2)                                          22,608        226         844                                 1,070
Conversion of Series G
 convertible debt (as restated,
 see Note 2)                                                 8,076,420     80,764   2,119,830                             2,200,594
Interest on Series G convertible
 debt paid in common stock (as
 restated, see Note 2)                                         109,428      1,094      31,677                                32,771
Conversion of Series H
 convertible debt (as
 restated, see Note 2)                                       3,003,929     30,039   2,562,145                             2,592,184
Interest on Series H
 convertible debt paid in
 common stock (as restated,
 see Note 2)                                                    80,010        800      56,988                                57,788
Costs for equity related
 transactions                                                                         (40,600)                              (40,600)
Sale of common stock to
 Eastern Biotech (as
 restated, see Note 2)                                       1,100,000     11,000      10,306                                21,306
Exercise of stock options                                        6,667         67       2,133                                 2,200
401(k) contributions paid
 in common stock                                               134,336      1,344      45,707                                47,051
Issuance of common stock
 for equity line of credit
 (as restated, see Note 2)                                   2,877,786     28,778     842,687                               871,465
Net loss (as restated,
   see Note 2)                                                                                               (7,986,175) (7,986,175)
                                --------------  ----------- ----------  --------- -----------  ----------  ------------- -----------
BALANCE, SEPTEMBER 30, 2003
 (as restated, see Note 2)                  -   $        -  61,166,345  $ 611,663 $90,616,673  $        -  $(93,007,515)$(1,779,179)


                See notes to consolidated financial statements.

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2005, 2004, AND
2003

-----------------------------------------------------------------------------------------------------------------------------------
                                           Preferred                              Additional
                                         Series E Stock         Common Stock        Paid-In     Unearned    Accumulated
                                        Shares     Amount    Shares       Amount    Capital   Compensation     Deficit     Total
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE, SEPTEMBER 30, 2003
 (as restated, see Note 2)                  -   $       -   61,166,345  $ 611,663 $90,616,673  $        -  $(93,007,515)$(1,779,179)

Exercise of warrants (as
 restated, see Note 2)                                         614,520      6,145     893,277                               899,422

Stock issued to employees
 for service                                                   180,959      1,810     169,630     (14,237)                  157,203

Stock issued to nonemployees
 for service                                                     7,414         74       7,859                                 7,933
Conversion of Series H
 convertible debt (as
 restated, see Note 2)                                          179,436     1,794     184,819                               186,613
Interest on Series H
 convertible debt paid in
 common stock (as restated,
 see Note 2)                                                      3,210        32       3,306                                 3,338
Exercise of stock options                                       213,503     2,135     103,731                               105,866
Modification of employee
 stock options                                                                          7,597                                 7,597
401(k) contributions paid
 in common stock                                                  72,495      725      51,751                                52,476
Issuance of common stock
 for equity line of credit
 (as restated, see Note 2)                                       307,082    3,071     341,994                               345,065
Sale of common stock (as
 restated, see Note 2)                                         9,402,403   94,025   6,899,679                             6,993,704
Costs for equity related
 transactions                                                                        (591,611)                             (591,611)
Reclassification of derivative
 instruments to equity (as
 restated, see Note 2)                                                                685,992                               685,992
Net loss (as restated,
 see Note 2)                                                                       (2,952,077)                           (2,952,077)
                                --------------  ----------- ----------  --------- -----------  ----------  ------------- -----------

BALANCE, SEPTEMBER 30, 2004
 (as restated, see Note 2)                  -            -  72,147,367    721,474  99,374,697    (14,237)   (95,959,592)  4,122,342

Stock issued to nonemployees
 for service                                                     8,687         86       4,084                                 4,170
Exercise of stock options                                      200,669      2,007      47,778                                49,785
Issuance of stock options
 to nonemployees                                                                        7,972                                 7,972
401(k) contributions paid
 in common stock                                               144,469      1,445      77,423                                78,868
Issuance of common stock
 for equity line of credit                                     743,014      7,430     359,842                               367,272
Expense of unearned compensation                                                                  14,237                     14,237
Private placement                                            1,250,000     12,500     487,500                               500,000
Net loss                                                                                                     (3,039,607) (3,039,607)
                                --------------  ----------- ----------  --------- -----------  ----------  ------------- -----------
BALANCE, SEPTEMBER 30, 2005                 -   $        -  74,494,206  $ 744,942 $100,359,296 $       -   $(98,999,199) $2,150,039
                                ==============  =========== ==========  ========= ============ ==========  ============= ===========


                See notes to consolidated financial statements.

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2005, 2004, AND 2003
--------------------------------------------------------------------------------

                                                     2005         2004         2003
                                                                  (as          (as
                                                               restated,    restated,
                                                              see Note 2)  see Note 2)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $ (3,039,607) $ (2,952,077) $ (7,986,175)
  Adjustments to reconcile net
  loss to net cash used for
  operating activities:
   Depreciation and amortization                    190,420       198,269       199,117
   Issuance of stock options to
    nonemployees for services                         7,972             -         6,727
   Issuance of common stock for services              4,170       165,136     1,092,907
   Modification of stock options                          -         7,597             -
   Common stock contributed to 401(k) plan           78,868        52,476        47,051
   Decrease in unearned compensation                 14,237             -             -
   Impairment loss on abandonment of patents          3,716        43,351         9,828
   (Gain) loss on retired equipment                   1,806             -        (5,913)
   Gain on sale of equipment                              -             -       (26,463)
   Amortization of deferred financing costs               -        16,243       385,170
   Amortization of discount on note payable               -             -        37,500
   Accretion of Series E Stock to
    redemption value                                      -             -        98,791
   Debt issuance discount charged to
    interest expense                                      -             -       699,802
   Amortization of discount on
    convertible note                                      -        22,082        62,025
   (Gain) loss on derivative instruments           (363,028)   (1,174,660)    2,319,005
   Other costs of financing, noncash
    expenses                                              -             -       270,664
   Changes in assets and liabilities:
    Decrease (increase) in interest
     and other receivables                               92        25,795       (15,574)
    Decrease (increase) in prepaid
     expenses                                        75,945      (151,066)       87,752
    Decrease in accounts payable                    (71,782)     (385,952)      (65,548)
    Increase (decrease) in accrued
     expenses                                        10,259       (30,055)       59,195
    Increase (decrease) in due to
     employees                                       17,560      (221,795)      197,523
    Increase in deposits held                             -             -         3,000
    Decrease in deferred rent                             -        (5,540)      (15,192)
                                               -------------  ------------  ------------

      Net cash used for operating activities     (3,069,372)   (4,390,196)   (2,538,808)
                                               -------------  ------------  ------------

CASH FLOWS  USED FOR INVESTING ACTIVITIES:
  Proceeds from disposal of equipment                     -             -         7,812
  Purchases of equipment                            (65,736)      (52,175)       (6,905)
  Expenditures for patent costs                     (87,966)     (121,430)      (93,509)
                                               -------------  ------------  ------------

  Net cash used for  investing activities          (153,702)     (173,605)      (92,602)
                                               -------------  ------------  ------------

                                                                     (Continued)
                See notes to consolidated financial statements.

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2005, 2004, AND 2003
--------------------------------------------------------------------------------

                                                     2005         2004         2003
                                                                  (as          (as
                                                               restated,    restated,
                                                              see Note 2)  see Note 2)

CASH FLOWS PROVIDED BY
  FINANCING  ACTIVITIES:
  Proceeds from issuance of common stock           500,000      7,799,970    500,000
  Proceeds from exercise of warrants                     -        291,222    269,382
  Draw-downs on equity line of credit              367,272        340,000    725,000
  Proceeds from exercise of stock options           49,785        105,866      2,200
  Proceeds from short-term loan                          -              -     25,000
  Payment on short-term loan                             -              -    (25,000)
  Payments on notes payable                              -       (871,322)  (276,122)
  Proceeds from convertible debt                         -              -  1,350,000
  Costs for convertible debt transactions                -              -   (224,419)
  Costs for equity related transactions                  -       (591,611)   (40,600)
                                              -------------   ------------ -----------

    Net cash provided by financing activities      917,057      7,074,125   2,305,441
                                               -------------  ------------  ------------

NET (DECREASE) INCREASE IN CASH                 (2,306,017)     2,510,324    (325,969)

CASH, BEGINNING OF YEAR                          4,263,631      1,753,307   2,079,276
                                               -------------  ------------  ------------

CASH, END OF YEAR                              $ 1,957,614    $ 4,263,631  $1,753,307
                                               =============  ============ =============

                                                                     (continued)

                See notes to consolidated financial statements.

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2005, 2004, AND 2003
--------------------------------------------------------------------------------

                                                     2005         2004         2003
                                                                  (as          (as
                                                               restated,    restated,
                                                              see Note 2)  see Note 2)
                                                  ----------- ------------ -------------

CONVERSION OF PREFERRED STOCK INTO COMMON STOCK:
  Decrease in preferred stock                     $        -   $        -   $  (292,523)
  Increase in common stock                                 -            -        10,184
  Increase in additional paid-in capital                   -            -       282,339
                                                  ----------- ------------ -------------
                                                  $        -   $        -   $         -
                                                  =========== ============ =============
COMMON STOCK IN LIEU OF CASH DIVIDENDS AND INTEREST
  ON PREFERRED STOCK:
  Decrease in accrued liabilities                 $        -   $        -   $   (99,625)
  Increase in common stock                                 -            -           974
  Increase in additional paid-in capital                   -            -        98,651
                                                  ----------- ------------ -------------
                                                  $        -   $        -   $         -
                                                  =========== ============ =============
CONVERSION OF CONVERTIBLE DEBT INTO COMMON STOCK:
  Decrease in convertible debt                    $        -   $ (186,613)  $(5,009,100)
  Increase in common stock                                 -        1,794       120,600
  Increase in additional paid-in capital                   -      184,819     4,888,500
                                                  ----------- ------------ -------------
                                                  $        -   $        -   $         -
                                                  =========== ============ =============
CONVERSION OF INTEREST ON CONVERTIBLE DEBT
  INTO COMMON STOCK:
  Decrease in accrued liabilities                 $        -   $   (3,338)  $    (91,629)
  Increase in common stock                                 -           32          2,120
  Increase in additional paid-in capital                   -        3,306         89,509
                                                  ----------- ------------ -------------
                                                  $        -   $        -   $          -
                                                  =========== ============ =============
MODIFICATION OF CAMBREX NOTE:
  Increase in derivative instruments              $        -   $        -   $     84,107
  Decrease in Cambrex note                                 -            -        (84,107)
                                                  ----------- ------------ -------------
                                                  $        -   $        -   $          -
                                                  =========== ============ =============
EXERCISE OF WARRANTS
  Decrease in derivative instruments              $        -   $  (77,900)  $   (788,300)
  Increase in additional paid-in capital                   -       77,900        788,300
                                                  ----------- ------------ -------------
                                                  $        -   $        -   $          -
                                                  =========== ============ =============
SETTLEMENT OF DERIVATIVE INSTRUMENTS ON DRAW DOWNS
  OF EQUITY LINES OF CREDIT
  Decrease in derivative instruments              $        -   $   (5,065)  $  (146,465)
  Increase in additional paid-in capital                   -        5,065       146,465
                                                  ----------- ------------ -------------
                                                  $        -   $        -   $         -
                                                  =========== ============ =============


See notes to consolidated financial statements.                   (continued)

                See notes to consolidated financial statements.

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2005, 2004, AND 2003
--------------------------------------------------------------------------------

SUPPLEMENTAL INFORMATION ON NONCASH TRANSACTIONS        2005          2004         2003
                                                                      (as          (as
                                                                   restated,    restated,
                                                                  see Note 2)  see Note 2)
                                                     ------------ --------------------------

ISSUANCE OF WARRANTS ON SALE OF COMMON STOCK
  Increase in derivative instruments                 $         -  $  806,266      478,694
  Decrease in additional paid-in capital                       -    (806,266)    (478,694)
                                                     ------------ ------------ ------------
                                                     $         -  $        -   $        -
                                                     ============ ============ ============

EQUIPMENT COSTS INCLUDED IN ACCOUNTS PAYABLE:
  Increase in research and office equipment          $      (268) $  (31,728)  $      (157)
  Increase in accounts payable                               268      31,728           157
                                                     ------------ ------------ ------------
                                                     $         -  $        -   $         -
                                                     ============ ============ ============

PATENT COSTS INCLUDED IN ACCOUNTS PAYABLE:
  Increase in patent costs                           $    (2,568) $  (15,539)  $   (11,659)
  Increase in accounts payable                             2,568      15,539        11,659
                                                     ------------ ------------ ------------

                                                     $         -  $        -   $         -
                                                     ============ ============ ============

SURRENDER OF DEPOSIT AND SALE OF EQUIPMENT TO
REDUCE NOTE PAYABLE:
  Decrease in deposits                               $         -  $        -   $   125,000
  Decrease in research equipment, net                          -           -       100,000
  Decrease in notes payable                                    -           -      (225,000)
                                                     ------------ ------------ ------------

                                                     $         -  $        -   $         -
                                                     ============ ==========================
CONVERSION OF ACCOUNTS PAYABLE INTO NOTES PAYABLE:
  Decrease in accounts payable                       $         -  $        -   $  (199,928)
  Increase in notes payable                                    -           -       199,928
                                                     ------------ ------------ ------------
                                                     $         -  $        -   $         -
                                                     ============ ============ ============
RECLASS OF INVENTORY TO EQUIPMENT:
  Decrease in inventory                              $         -  $        -   $     6,839
  Increase in research equipment                               -           -        (6,839)
                                                     ------------ ------------ ------------
                                                     $         -  $        -   $         -
                                                     ============ ============ ============

CASHLESS EXERCISE OF WARRANTS:
  Decrease in derivative instruments                 $         -  $ (530,300)  $         -
  Increase in common stock                                     -       3,698             -
  Increase in additional paid-in capital                       -     526,602             -
                                                     ------------ ------------ ------------
                                                     $         -  $        -   $         -
                                                     ============ ============ ============

RECLASSIFICATION OF DERIVATIVE INSTRUMENTS
  Decrease in derivative instruments                 $         -  $ (685,992)  $         -
  Increase in additional paid-in capital                       -     685,992             -
                                                     ------------ ------------ ------------
                                                     $         -  $        -   $         -
                                                     ============ ============ ============

See notes to consolidated financial statements.

CEL-SCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2005, 2004 and 2003
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   CEL-SCI Corporation (the "Company") was incorporated on March 22, 1983, in the state of Colorado, to finance research and development in biomedical science and ultimately to engage in marketing and selling products.

   Significant accounting policies are as follows:

     a. Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Viral Technologies, Inc. (VTI). VTI discontinued its research efforts in 2000 due to a lack of government funding. All significant intercompany transactions have been eliminated upon consolidation.

     b. Cash and Cash Equivalents--For purposes of the statements of cash flows, cash and cash equivalents consists principally of unrestricted cash on deposit and short-term money market funds. The Company considers all highly liquid investments with a maturity when purchased of less than three months, and those investments that are readily convertible to known amounts of cash and are so close to maturity that they bear no interest rate risk, as cash and cash equivalents.

     c. Investments--Investments that may be sold as part of the liquidity management of the Company or for other factors are classified as available-for-sale and are carried at fair market value. Unrealized gains and losses on such securities are reported as a separate component of stockholders' equity. Realized gains and losses on sales of securities are reported in earnings and computed using the specific identified cost basis. For the years ended September 30, 2005, 2004 and 2003 there were no realized or unrealized gains or losses.

     d. Prepaid Expenses--The majority of prepaid expenses consist of manufacturing production advances and bulk purchases of laboratory supplies to be consumed in the manufacturing of the Company's product for clinical studies. During the year ended September 30, 2004, $43,184 in expired (but still useable) inventory was returned to the vendor and replaced by the vendor at no cost.

     e. Research and Office Equipment--Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the terms of the lease. Repairs and maintenance which do not extend the life of the asset are expensed when incurred.

     f. Patents--Patent expenditures are capitalized and amortized using the straight-line method over 17 years. In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss is the difference between the estimated fair value of the asset and its carrying value. During the years ended September 30, 2005, 2004 and 2003, the Company recorded patent impairment charges of $3,716, $43,351 and $9,828, respectively, for the net book value of patents abandoned during the year. These amounts are included in general and administrative expenses.

     g. Derivative Instruments--The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangement in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS No. 133") and Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", ("EITF 00-19"), as well as related interpretations of these standards. In accordance with accounting principles generally accepted in the United States ("GAAP"), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the statement of financial position and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features can not be reliably measured, the Company measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument and precluding the use the "blockage" discounts or premiums in determining the fair value of a large block of financial instruments. Fair value under these conditions does not necessarily represent fair value determined using valuation standards that give consideration to blockage discounts and other factors that may be considered by market participants in establishing fair value.

     h. Research and Development Grant Revenues--The Company's grant arrangements are handled on a reimbursement basis. Grant revenues under the arrangements are recognized as grant revenue when costs are incurred.

     i. Research and Development Costs--Research and development expenditures are expensed as incurred. The Company has an agreement with an unrelated corporation for the production of Multikine, which is the Company's only product source. Total research and development costs, excluding depreciation, were $2,326,171, $2,051,927 and $2,030,921 for the years ended September 30, 2005, 2004 and 2003.

     j. Other Costs of Financing--Other costs of financing represent the excess fair value of warrants issued in conjunction with financing arrangements where the warrants are required to be recorded as derivatives over the proceeds of the financing received at issuance.

     k. Net Loss Per Common Share--Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Potentially dilutive common stock equivalents, including convertible preferred stock, convertible debt and options to purchase common stock, were excluded from the calculation for all periods presented as they were antidilutive.

     l. Income Taxes--Income taxes are accounted for using the asset and liability method under which deferred tax liabilities or assets are determined based on the difference between the financial statement and tax basis of assets and liabilities (i.e., temporary differences) and are measured at the enacted tax rates. Deferred tax expense is determined by the change in the liability or asset for deferred taxes. The difference in the Company's U.S. Federal statutory income tax rate and the Company's effective tax rate is primarily attributable to the recording of a valuation allowance due to the uncertainty of the amount of future tax benefits that will be realized because it is more likely than not that future taxable income will not be sufficient to realize such tax benefits.

     m. Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Accounting for derivatives is based upon valuations of derivative instrument determined using various valuation techniques including the Black-Scholes and binomial pricing methodologies. The Company considers such valuations to be significant estimates.

     n. Recent Accounting Pronouncements--In November 2004 the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin (ARB) 43, Chapter 4, Inventory Pricing". This statement amends ARB 43, Chapter 4 "Inventory Pricing", to clarify accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current-period charges in all circumstances. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a material effect on its financial position, results of operations or cash flows.

          In December 2004 the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment (stock options and restricted stock) issued to employees. 123R applies to all transactions involving issuance of equity by a Company in exchange for goods and services, including transactions with employees. SFAS No. 123R is effective for the first fiscal period in the fiscal year beginning after June 15, 2005. The Company has not determined the impact of adopting SFAS No. 123R.

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

          In March 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143". The interpretation clarifies terms used in FASB Statement No. 143 and is effective no later than the end of fiscal periods ending after December 15, 2005. The Company does not believe that FIN No. 47 will have a material impact on its results of operations or cash flows.

          In February 2006, the FASB issued SFAS No. 155, "Hybrid Instruments". The statement amends SFAS No. 133 and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The statement also resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The statement: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and e) amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. CEL-SCI does not believe that SFAS No. 155 will have a material impact on its results of operations or cash flows.

     o. Stock-Based Compensation-- In October 1996, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement encourages but does not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees, and related Interpretations". In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amends SFAS No. 123. SFAS 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and requires more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method. If the Company had elected to recognize compensation expense based on the fair value of the awards granted, consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                               Year ended September 30,
                                          2005            2004          2003
                                        ---------      ---------      --------
Net loss:
  As reported                         $ (3,039,607)  $ (2,952,077) $ (7,986,175)
Add: Compensation expense for
 stock-based performance awards
 included in reported net loss,
 net of related tax effects                      -         63,755        48,437
Subtract:  Total stock-based
 employee compensation expense
 determined under fair-value
 based method for all awards,
 net of related tax effects               (575,716)     (1,106,271)  (1,019,513)
                                     ---------------  ------------- ------------
  Pro forma net loss                 $  (3,615,323)   $ (3,994,593)  (8,957,251)
                                     ===============  ============= ============
Net loss per common share:
  As reported                        $       (0.04)   $      (0.04) $     (0.16)
  Pro forma                          $       (0.05)   $      (0.06) $     (0.18)

   The weighted average fair value at the date of grant for options granted during fiscal years 2005, 2004 and 2003 was $0.48, $0.48, and $0.22 per option, respectively.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                            2005          2004          2003
                                            ----          ----          ----

      Expected stock risk volatility         74%            88%          77%
      Risk-free interest rate              4.21%     3.13-4.25%        3.12%
      Expected life options              5 Years        5 Years      5 Years
      Expected dividend yield                  -              -            -

   The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of the effect on future amounts.

   The Company's stock options are not transferable, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. The Company has based its assumption for stock price volatility on the variance of monthly closing prices of the Company's stock. The risk-free rate of return used for fiscal years 2005 and 2004 equals the yield on five-year zero-coupon U.S. Treasury issues on the grant date. The risk-free rate of return used for fiscal year 2003 equals the yield on one to six year zero-coupon U.S. Treasury issues on the date of grant. No discount was applied to the value of the grants for non-transferability or risk of forfeiture.

2.    RESTATEMENT OF FINANCIAL STATEMENTS

   Subsequent to the issuance of the Company's September 30, 2004 consolidated financial statements, the Company determined that it had erroneously accounted for certain financial instruments, including free-standing and embedded derivatives within such instruments, issued by the Company from fiscal year 1992 through November 2003. Specifically, the instruments erroneously accounted for were: the Series E Preferred Stock, the Cambrex Convertible Note Payable, Series F, G and H Convertible Debt, the equity line of credit agreements, as well as Series I and J warrants and various other warrants. The Company has concluded that these instruments were either freestanding derivative instruments in their entirety, or contained embedded derivatives, and should have been accounted for under SFAS No. 133 and EITF 00-19, as well as related interpretations of these standards. All such derivatives were required to be recognized as either assets or liabilities in the statement of financial position and measured at fair value in the statement of operations, unless a scope exception applied. The Company's assessment of each instrument is as follows:

   Series E Convertible Preferred Stock ("Series E Stock") and Series E Callable and Non-Callable Stock Purchase Warrants -The Company issued Series E Convertible Preferred Stock, with detachable Series E Callable Stock Purchase Warrants, and contingently issuable Series E Non-Callable Stock Purchase Warrants in August 2001, in exchange for shares of common stock and other warrants. The Series E Stock was originally accounted for at par value as an equity restructuring. In connection with the restructuring, the Company determined the total implied value of the equity securities received and allocated the proceeds between the Series E Stock and Callable Warrants based on their relative fair values. The Company also calculated a beneficial conversion discount, which included the fair value of the Non-Callable Warrants, as they were to be issued on the Automatic Conversion Date. This discount was accreted to additional paid-in capital over the two-year period to the Automatic Conversion Date, and was adjusted for conversions of the Series E Stock to common stock. Periodic accretion was recognized as a deemed dividend to the holders of the Series E Stock. Dividends, which accrued on the preferred stock at a rate of 6% per annum, were recorded as additional paid-in capital.

   The Company has now determined that the Series E Stock was a hybrid instrument that had characteristics of a debt host agreement and contained embedded derivative features that had characteristics and risks that were not clearly and closely associated with the debt host. Certain of the embedded derivatives could not be reliably measured and therefore, the Series E Stock should have been recorded as a liability at the fair value of the hybrid instrument with changes in fair value recognized in earnings as either a gain or loss. The Series E Stock was immediately convertible into a variable number of shares of common stock at a fixed percentage of stated value. The fixed percentage doubled after the passage of two years. The Company determined that the Series E Stock should have been recorded at the fair value of the common shares into which it was convertible. The Series E Stock should also have been accreted to the percentage the stock was convertible into after two years. The accretion and dividends recorded on the stock should have been recorded as interest expense, consistent with the classification of a debt host.

   The Company has also now determined that the Series E Callable Warrants and Non-Callable Warrants were freestanding derivative instruments while outstanding, because the Company was required to maintain an effective registration statement covering the underlying shares. As freestanding derivative instruments, the warrants should have been carried at fair value with changes in fair value recognized in earnings as either a gain or loss.

   Series F, G, and H Convertible Notes and Warrants- The Company issued Series F, G and H convertible notes and detachable stock purchase warrants in fiscal years 2002 and 2003. The proceeds from the notes were originally allocated between the notes and warrants based on the relative fair value of the notes and the warrants. The fair value of the warrants, as well as the beneficial conversion feature related to the notes, were recorded as discounts on the notes and amortized to interest expense over the term of the notes and accelerated on a pro-rata basis as the notes were converted.

   The Company has now determined that each of the Series F, G, and H Notes were hybrid instruments that had the characteristics of a debt host agreement and that contained embedded derivative features that should have been bifurcated and accounted for separately. The Company determined that certain of the embedded derivatives could not be reliably measured and therefore, the notes should have been recorded at the fair value of the hybrid instrument as a derivative liability with changes in fair value recognized in earnings as either a gain or loss. As the notes were immediately convertible into a variable number of shares based on a discount applied to the lowest three trading prices in a set period preceding the date of conversion, the Company determined that it should have recorded the notes at the fair value of the common shares into which the notes were convertible. The notes also bore interest that was convertible into a variable number of common shares at a fixed percentage. The Company has now determined that it should have accrued interest on the notes at the fair value of the shares into which the interest was convertible.

   The Company has now determined that the Series F, G and H warrants were freestanding derivative instruments because exercise of the individual warrants was required to be settled in registered shares, at issuance the number of potentially issuable shares of common stock required to satisfy exercise of the warrants and all other commitments that may require issuance of common stock was not determinable, and under certain circumstances the holders could require the Company to settle the warrants in cash. As freestanding derivative instruments, the warrants should have been carried at fair value with changes in fair value recognized in earnings as either a gain or loss.

   Cambrex Note - The Company issued a convertible note to Cambrex which was convertible into a variable number of shares at a fixed percentage discount in December 2003. The Company had originally recorded a beneficial conversion feature as a discount on the note, which was amortized to interest expense over the term of the note and also accelerated on a pro-rata basis as the note was repaid.

   The Company has now determined that the Cambrex note was a hybrid instrument that had the characteristics of a debt host agreement and that contained an embedded derivative conversion feature that should have been bifurcated and accounted for separately as an embedded derivative as it was not clearly and closely related to the debt host. The conversion feature should have been carried at fair value with changes in fair value recognized in earnings as either a gain or loss in earnings.

   2001 and 2003 Equity Lines of Credit and Stock Purchase Warrants- In April 2001 and September 2003, the Company entered into two equity lines of credit with detachable stock purchase warrants. The lines of credit were originally accounted for only upon the issuance of common stock by recording shares issued at at the fair value of the common stock drawn. The warrants were recorded as additional paid-in capital as a cost of obtaining equity financing.

   The Company has now determined that both equity lines of credit are freestanding derivative instruments because, under certain conditions, the Company could be required to compensate the investor for any decreases in the common stock price during the terms of the agreements. As freestanding derivative instruments, these equity lines of credit should have been carried as an asset or liability at fair value with changes in fair value recognized in earnings as either a gain or loss.

   The Company has now determined that the warrants issued with both equity lines of credit are freestanding derivative instruments. Warrants issued with the 2001 Equity Line of Credit should have been accounted for as derivative liabilities because the common shares underlying the warrants are required to be registered. Warrants issued with the 2003 Equity Line of Credit should have been accounted for as derivative liabilities because, under certain conditions, the Company could be required to compensate the investor for any decreases in the common stock price underlying the warrants during the term of the agreement.

   Series I Warrants - In May 2003, the Company issued Series I stock purchase warrants in conjunction with the sale of common stock. The proceeds from the sale of common shares and warrants was originally allocated between the shares and warrants based on relative fair value, with the value of the warrants recorded as additional paid-in capital as a cost of obtaining equity financing.

   The Company has now determined that these warrants were freestanding derivative instruments because exercise of the individual warrants was required to be settled in registered shares, at issuance the number of potentially issuable shares of common stock required to satisfy exercise of the warrants and all other commitments that may require issuance of common stock was not determinable, and under certain circumstances the holders could require the Company to settle the warrants in cash. As freestanding derivative instruments, the warrants should have been carried at fair value with changes in fair value recognized in earnings as either a gain or loss.

   Series J Warrants - In December 2003, the Company issued Series J stock purchase warrants in conjunction with the sale of common stock. The proceeds from the sale of common shares and warrants was originally allocated between the shares and warrants based on relative fair value, with the value of the warrants recorded as additional paid-in capital as a cost of obtaining equity financing.

   The Company has now determined that the Series J warrants were freestanding derivative instrument from the date of issuance, December 2003, until the shares were registered in May 2004, because the warrants were required to be settled in registered shares.

   Other Warrants - The Company issued certain other warrants in connection with equity financings that closed during fiscal years 1992 through 2001. These warrants were originally recorded as additional paid-in capital as costs of obtaining equity funding.

   The Company has now determined that these warrants were freestanding derivative instruments during the period August 16, 2001 through October 2, 2003, because as of August 16, 2001 there were not sufficient authorized and unissued shares of common stock to satisfy exercise of the warrants, as the number of shares that could potentially be issued to satisfy all other commitments that may require the issuance of common stock was not determinable. As freestanding derivative instruments, the warrants should have been recorded at fair value with changes in fair value recognized in earnings as either a gain or loss in earnings. Warrants still outstanding were reclassified to equity on October 2, 2003, as there were sufficient authorized and unissued shares to satisfy all other commitments that may require the issuance of common stock at that date.

   As a result, the accompanying consolidated financial statements as of September 30, 2004 and for the years ended September 30, 2004 and 2003 have been restated from amounts previously reported to correct the accounting for these transactions. The following is a summary of the effects of the restatement on the Company's consolidated financial statements.

                                               As previously
                                                  reported         As restated
                                               --------------      -----------
Year ended September 30, 2004
---------------------------------------
Gain (loss) on derivative instruments          $          -        $  1,174,660
Interest expense                                   (126,840)            (53,855)
Net loss                                         (4,199,722)         (2,952,077)
Net loss attributable to common
 shareholders                                    (4,199,722)         (2,952,077)
Loss per common share - basic                         (0.06)              (0.04)
Loss per common share - diluted                       (0.06)              (0.06)

Year ended September 30, 2003
---------------------------------------
Gain (loss) on derivative instruments          $          -        $ (2,319,005)
Other costs of financing                                  -            (270,664)
Interest expense                                 (2,340,667)         (1,365,675)
Net loss                                         (6,371,498)         (7,986,175)
Accrued dividends on preferred stock                (32,101)                  -
Accretion of beneficial conversion
 feature on preferred stock                         (76,720)                  -
Net loss attributable to common
 shareholders                                    (6,480,319)         (7,986,175)
Loss per common share - basic                         (0.13)              (0.16)
Loss per common share - diluted                       (0.13)              (0.19)

As of September 30, 2004
---------------------------------------
Derivative instruments - noncurrent            $          -        $  1,175,488
Total liabilities                                   215,981           1,391,468
Additional paid-in capital                       95,343,962          99,374,697
Accumulated deficit                             (90,753,370)        (95,959,592)
Total stockholders' equity                        5,297,829           4,122,342
Total liabilities and stockholders' equity        5,513,810           5,513,810

                                               As previously
                                                  reported         As restated
                                               --------------      -----------
Year ended September 30, 2004
---------------------------------------
Cash flow from operating activities
  Net loss                                     $ (4,199,722)      $  (2,952,077)
  Adjustments to reconcile net loss
   to net cash used for operating
   activities:
  Repricing of stock options                              -               7,597
  Amortization of discount on
   note payable                                      30,916                   -
  Amortization of discount on
   convertible note                                  67,118              22,082
  (Gain) loss on derivative
   instruments                                            -          (1,174,660)
  Changes in assets and liabilities:
    Increase (decrease) in accrued expenses         (33,022)            (30,055)
      Net cash used for operating activities     (4,397,793)         (4,390,196)
 Cash flow from financing activities
  activities
   Proceeds from exercise of stock options          113,463             105,866
     Net cash provided by financing activities    7,081,722           7,074,125

Year ended September 30, 2003
---------------------------------------
Cash flow from operating activities
  Net loss                                    $  (6,371,498)       $ (7,986,175)
  Adjustments to reconcile net loss
   to net cash used for operating
   activities:
    Amortization of discount on note
     payable                                        113,300              37,500
    Accretion of Series E Stock to
     redemption value                                     -              98,791
    Debt issuance discount charged to
     interest expense                                     -             699,802
    Amortization of discount on
     convertible note                             1,738,241              62,025
    (Gain) loss on derivative
     instruments                                          -           2,319,005
    Other costs of financing, noncash
     expenses                                             -             270,664
    Changes in assets and liabilities:
      Decrease in accounts payable                  (65,548)            (65,548)
      Increase (decrease) in accrued expenses        80,764              59,195



   The effects of the restatement on the accounting for certain noncash transactions are reflected in the supplementary information on noncash transactions in the accompanying consolidated statements of cash flows.

3.    OPERATIONS AND FINANCING

   The Company has incurred significant costs since its inception in connection with the acquisition of certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities, and clinical trials. The Company has funded such costs with proceeds realized from the public and private sale of its common and preferred stock. The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts. The Company expects to receive additional funding from private investors subsequent to September 30, 2005; however, there can be no assurances that the Company will be able to raise additional capital or obtain additional financing. To date, the Company has not generated any revenue from product sales. The ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain.

   The Company plans to seek continued funding of the Company's development by raising additional capital. In fiscal year 2003, the Company reduced its discretionary expenditures. Fiscal year 2005 expenditures remained in line with fiscal year 2004 expenditures. If necessary, the Company plans to further reduce discretionary expenditures in fiscal year 2006; however such reductions would further delay the development of the Company's products. It is the opinion of management that sufficient funds will be available from external financing and additional capital and/or expenditure reductions in order to meet the Company's liabilities and commitments as they come due during fiscal year 2006. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

4.   RESEARCH AND OFFICE EQUIPMENT

   Research and office equipment at September 30, 2005 and 2004, consists of the following:

                                                 2005         2004
                                                ------       ------


Research equipment                            $ 1,718,895   $1,619,780
Furniture and equipment                           110,393      222,549
Leasehold improvements                             43,041       43,041
                                              -----------   ----------
                                                1,872,329    1,885,370

Less:  Accumulated depreciation  and
       amortization                            (1,690,788)  (1,651,758)
                                              -----------   ----------

Net research and office equipment             $   181,541   $  233,612
                                              ===========   ==========

5. INCOME TAXES

   At September 30, 2005 the Company had a federal net operating loss carryforward of approximately $80.3 million expiring from 2006 through 2025. The Company has deferred tax assets of approximately $32.4 million and $30.8 million at September 30, 2005 and 2004, respectively. The deferred tax assets are principally a result of the net operating loss carryforwards.

   At both September 30, 2005 and 2004, the Company has recognized a valuation allowance to the full extent of its deferred tax assets. In assessing the realization of the deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax assets are dependent upon the generation of future taxable income. Management has considered the history of the Company's operating losses and believes that the realization of the benefit of the deferred tax assets cannot be determined. In addition, under the Internal Revenue Code Section 382, the Company's ability to utilize these net operating loss carryforwards may be limited or eliminated in the event of a change in ownership. Internal Revenue Code Section 382 generally defines a change in ownership as the situation where there has been a more than 50 percent change in ownership of the value of the Company within the last three years.

   The Company's effective tax rate is different from the applicable federal statutory tax rate. The reconciliation of these rates for the years ended September 30 is as follows:


                                                2005        2004       2003
                                                ----        ----       ----

Expected statutory rate                        (35.0%)     (35.0%)    (34.0%)
State tax rate, net of federal benefit          (3.9%)      (3.9%)     (4.0%)
Nondeductible interest                           0.0%        0.3%       4.2%
Nondeductible (nontaxable) derivative
 losses (gains)                                 (4.6%)     (15.5%)     11.0%
Other nondeductible expenses                    15.2%        0.2%       1.4%
Increase in valuation allowance                 28.3%       53.9%      21.4%
                                              -------     --------   --------
Effective tax rate                               0.0%        0.0%       0.0%
                                              =======     ========   ========

6. STOCK OPTIONS, BONUS PLAN AND WARRANTS

   Non-Qualified Stock Option Plan--At September 30, 2005, the Company has collectively authorized the issuance of 9,760,000 shares of common stock under the Non-Qualified Stock Option Plan. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options are to be determined by the Company's Compensation Committee, which administers all of the plans. The Company's employees, directors, officers, and consultants or advisors are eligible to be granted options under the Non-Qualified Stock Option Plan.

   Information regarding the Company's Non-Qualified Stock Option Plan is summarized as follows:
                                        Outstanding             Exercisable
                                    --------------------   ---------------------
                                                Weighted                Weighted
                                                Average                  Average
                                                Exercise                Exercise
                                     Shares     Price      Shares        Price
                                    -------     --------   ------       --------


   Options outstanding,
       October 1, 2002             4,073,434      $ 1.10   3,159,938   $  1.25

      Options granted              2,582,165       0.22
      Options exercised               (6,667)      0.33
      Options forfeited             (194,959)      1.44
                                ------------

   Options outstanding,
       September 30, 2003          6,453,973       0.74    3,319,317      1.18

       Options granted               670,000      0.61
       Options exercised            (198,503)     0.43
       Options forfeited             (26,332)     0.28
                               -------------

   Options outstanding,
       September 30, 2004          6,899,138      0.74     4,288,847      0.98
                                 -----------

      Options granted                278,000      0.48
        Options exercised           (174,001)     0.24
        Options forfeited           (787,774)     1.35
                              --------------

   Options outstanding,
       September 30, 2005          6,215,363      0.66     4,642,893      0.76
                                 ===========

   At September 30, 2005, options outstanding and exercisable were as follows:


                                                                               Weighted
                                  Weighted        Weighted                     Average
   Range of                        Average         Average                     Exercise
   Exercise           Number    Exercise Price    Remaining        Number       Price
    Prices         Outstanding   Outstanding   Contractual Life  Exercisable  Exercisable
   -------         -----------  -------------- ----------------  -----------  -----------

  $0.16 - $0.24     2,282,996      $ 0.22         7.49 years      1,445,184    $   0.22
  $0.33 - $0.50       659,666        0.40         8.04 years        371,666        0.33
  $0.54 - $0.81       961,500        0.59         8.19 years        514,842        0.57

  $1.05 - $1.58     1,976,266        1.07         3.02 years   1,976,266           1.07
  $1.67 - $2.51       310,835        1.93         3.24 years     310,835           1.93
  $3.25 - $4.88        23,300        3.29         1.76 years      23,300           3.29
  $6.25 - $9.38           800        6.25         3.00 years         800           6.25



   During March 2000, the Company agreed to restore and vest 40,000 options at prices ranging from $5.25 to $5.62, to one former Director and one Director as part of a settlement agreement. The options will expire on September 25, 2006. As of September 30, 2005, 20,000 options had been exercised.

   In July 2001, the Company repriced 1,298,098 outstanding employee and director stock options under the Nonqualified Plans that were priced over $2.00 down to $1.05. In accordance with FASB Interpretation No. 44 (FIN 44), such repriced options are considered to be variable options. Changes in the fair market value of the Company's stock may result in future charges to compensation expense. There was no expense recorded during the years ended September 30, 2005, 2004 and 2003 because the exercise price of the options exceeded the fair market value of the Company's common stock. As of September 30, 2005, 777,266 of these options remain outstanding.

   In November 2001, the Company extended the expiration date on 242,000 options at $1.05 from the Nonqualified Plans. The options were to expire between June 2002 and October 2002 and were extended by one year to June 2003 through October 2003. The options had originally been granted between October 1989 to December 1995. These dates were considered a new measurement date with respect to all of the modified options. In addition, in February, April, and July 2002, the Company modified options outstanding to employees who had been terminated in conjunction with their change in employee status so that all options vested on the date of termination. These dates were considered a new measurement date with respect to all of the newly vested options. At each of the dates of modification, the exercise price of the options exceeded the fair market value of the Company's common stock and no compensation expense was recorded.

   In November 2002 and March 2003, the Company extended the expiration date on 897,000 options from the Nonqualified Stock Option Plan with exercise prices ranging from $1.05 to $1.94. The options originally would have expired from January 2003 to October 2003, but were extended to expiration dates ranging from January 2005 to October 2005. Each of these extension dates was considered a new measurement date. At each of the dates of modification, the exercise price of the options exceeded the fair market value of the Company's common stock and no compensation expense was recorded.

   In June 2004, the vesting of 10,700 nonqualified stock options was accelerated for an employee leaving the Company. Compensation expense of $7,597 was recorded for the modification.

   In April 2005, the Company extended the expiration date on 1,625,333 options from the Nonqualified Stock Option Plan with exercise prices ranging from $1.05 to $1.94. The options originally would have expired from June 2005 to October 2005 and were extended for three years to expiration dates ranging from June 2008 to October 2008. This extension was considered a new measurement date with respect to the modified options. At the date of modification, the exercise price of the options exceeded the fair market value of the Company's common stock and no compensation expense was recorded. As of September 30, 2005, all of these options remain outstanding.

   Incentive Stock Option Plan--At September 30, 2005, the Company has collectively authorized the issuance of 6,100,000 shares of common stock under the Incentive Stock Option Plan. Options vest after a one-year to three-year period and expire no later than ten years after the grant date. Terms of the options are to be determined by the Company's Compensation Committee, which administers all of the plans. Only the Company's employees and directors are eligible to be granted options under the Incentive Plan.

   Information regarding the Company's Incentive Stock Option Plan is summarized as follows:

                                        Outstanding             Exercisable
                                    --------------------   ---------------------
                                                Weighted                Weighted
                                                Average                  Average
                                                Exercise                Exercise
                                     Shares     Price      Shares        Price
                                    -------     --------   ------       --------


       Options outstanding,
             October 1, 2002        1,251,100     $1.62   1,062,769      $1.69

         Options granted            2,550,000      0.22
         Options exercised                  -
         Options forfeited                  -
                                 -------------

       Options outstanding,
            September 30, 2003      3,801,100      0.68    1,162,768      1.65

         Options granted              100,000      1.13
         Options exercised            (15,000)     1.05

         Options forfeited            (53,000)     1.15
                                 -------------

       Options outstanding,
           September 30, 2004       3,833,100      0.68    2,006,435      1.05

         Options granted              170,000      0.48
         Options exercised            (26,667)     0.22
         Options forfeited             (3,800)     2.16
                                -------------

       Options outstanding,
           September 30, 2005       3,972,633      0.68    2,885,968      0.81
                                =============

   At September 30, 2005, options outstanding and exercisable were as follows:


                                                                               Weighted
                                  Weighted        Weighted                     Average
   Range of                        Average         Average                     Exercise
   Exercise           Number    Exercise Price    Remaining        Number       Price
    Prices         Outstanding   Outstanding   Contractual Life  Exercisable  Exercisable
   -------         -----------  -------------- ----------------  -----------  -----------

$0.22 - $0.33       2,523,333     $    0.22       7.50 years      1,673,334    $   0.22

$0.48 - $0.72         170,000          0.48       9.98 years              0        0.00

$1.00 - $1.50       1,038,766          1.08       3.78 years        972,100        1.08

$1.85 - $2.78          81,167          2.00       1.87 years         81,167        2.00

$2.87 - $4.31          28,667          3.38       0.58 years         28,667        3.38

$4.50 - $6.75         129,600          5.06       2.69 years        129,600        5.06

$9.00 - $13.50          1,100         10.09       0.73 years          1,100       10.09



   During fiscal year 2001, the Company extended the expiration date on 50,000 options at $2.87 from the Incentive Stock Option Plan. The options were to expire November 1, 2001, and were extended to November 1, 2002. The options had originally been granted in November 1991. November 1, 2001 was considered a new measurement date; however, the exercise price on all the options modified exceeded the fair market value of the Company's common stock, and therefore, no compensation expense was recorded. In March 2003, the options were further extended to November 1, 2005. There was no compensation expense recorded because the exercise price on these options exceeded the fair market value of the Company's common stock.

   In July 2001, the Company repriced 816,066 outstanding employee and director stock options under the Incentive Stock Option Plan that were priced over $2.00 down to $1.05. In accordance with FIN 44, such repriced options are considered to be variable options. No expense was recorded during the years ended September 30, 2003, 2004 or 2005 related to these options because the exercise price of these options exceeded the fair market value of the Company's common stock. As of September 30, 2005, 748,766 of these options remain outstanding. Changes in the fair market value of the Company's common stock may result in future changes in compensation expenses.

   In November 2001, the Company extended the expiration date on 56,000 options at $1.05 from the Incentive Stock Option Plan. The options were to expire between November 2002 and December 2002, and were extended by one year to November 2003 and December 2003. The options had originally been granted between November 1999 and December 1992. This date was considered a new measurement date with respect to the modified options. At each of the dates of modification, the exercise price of the options exceeded the fair market value of the Company's common stock and no compensation expense was recorded.

   In March 2003, the Company extended the expiration date on 105,500 options from the Incentive Stock Option Plan with exercise prices ranging from $1.05 to $1.94. The options originally would have expired from August 2003 to March 2004 but were extended to expiration dates ranging from August 2005 to March 2006. This was considered a new measurement date with respect to all of the modified options. At each of the dates of modification, the exercise price of the options exceeded the fair market value of the Company's common stock and no compensation expense was recorded.

   In April 2005, the Company extended the expiration date on 128,100 options from the Incentive Stock Option Plan with exercise prices ranging from $1.05 to $1.94. The options originally would have expired from July 2005 to December 2005 and were extended for three years to expiration dates ranging from July 2008 to December 2008. This was considered a new measurement date with respect to all of the modified options. At each of the dates of modification, the exercise price of the options exceeded the fair market value of the Company's common stock and no compensation expense was recorded. As of September 30, 2005, all options remain outstanding.

   Other Options and Warrants--In connection with the 1992 public offering, 5,175,000 Public Warrants were issued. Every ten warrants entitled the holder to purchase one share of common stock at a price of $15.00 per share. Subsequently, the expiration date of the warrants was extended to February 1998. Effective June 1, 1997, the exercise price of warrants was lowered from $15 to $6 and only five warrants, rather than 10 warrants, were required to purchase one share of common stock. Warrant holders who tendered five warrants and $6.00 between January 9, 1998, and February 7, 1998, would receive one share of the Company's common stock and one New Warrants. The New Warrants would permit the holder to purchase one share of the Company's common stock at a price of $10.00 per share prior to February 7, 2000. During fiscal year 1998, the expiration date of the Public Warrants was extended to July 31, 1998, and 582,025 Public warrants were tendered for 116,405 common shares and 116,405 New Warrants. All remaining Public Warrants expired as of September 30, 1999. In January 2001, the Company extended the expiration date on the 116,405 New Warrants to August 2001 and repriced them from $10.00 to $3.00 per share. In July 2001, the Company extended the expiration date further to February 2002. On August 16, 2001, the New Warrants no longer met the requirements for equity classification, because there were not sufficient authorized and unissued shares of the Company's common stock to satisfy exercise of the warrants, as the number of potentially issuable shares of common stock required to satisfy all other commitments that may require the issuance of common stock was not determinable. The fair value of the warrants as of August 16, 2001, of $12,157 was reclassified from equity to a liability. During the year ended September 30, 2003, the Company recognized a gain on derivative of $4 arising from changes in the fair value of the warrants. All New Warrants expired on February 6, 2003.

   During fiscal year 1999, the Company granted a consultant options to purchase a total of 50,000 shares of the Company's common stock. The fair value of the options is expensed over the life of the consultant's contract. All 50,000 options became exercisable during fiscal year 1999 at $2.50 per share. All options expired unexercised February 4, 2004.

   During fiscal year 2001, the Company granted options to consultants to purchase a total of 180,000 shares of the Company's common stock at exercise prices ranging from $1.05 to $1.63 expiring from June to July of 2006. As of September 30, 2005, all of these options were outstanding.

   In connection with the April 2001 Equity Line of Credit stock sale agreement discussed in Note 13, the Company issued 200,800 common stock purchase warrants. Each warrant entitled the holder to purchase one share of common stock at $1.64 per share. The warrants represented derivative instruments and were recorded as a liability upon issuance, as the common shares underlying the warrants were required to be registered. The fair value of the warrants totaling $235,562 was recorded as a derivative liability and a cost of financing. For the years ended September 30, 2004 and 2003, the Company recognized a gain of $36,597 and a loss of $34,307, respectively, resulting from changes in fair value of the warrants. The warrants expired unexercised in April 2004.

   In August 2001, the Company issued 272,108 common stock purchase warrants in connection with a private offering of common stock as discussed in Note 14. Each warrant entitled the holder to purchase one share of common stock at $1.75 per share. The warrants would have expired in July 2004, but were extended to July 2007. At issuance the warrants did not meet the requirements for equity classification because there were not sufficient authorized and unissued shares of the Company's common stock to satisfy exercise of the warrants, as the number of potentially issuable shares of common stock required to satisfy all other commitments that may require the issuance of common stock was not determinable. The fair value of the warrants totaling $286,617 was recorded as a liability and offset against the proceeds from the sale of stock as a cost of obtaining equity capital. On October 2, 2003, as there were sufficient unauthorized and unissued shares to satisfy all other commitments that may require the issuance of common stock, the fair value of the warrants of $111,418 was reclassified from liabilities to equity. During the years ended September 30, 2004 and 2003, the Company recognized losses of $38,561 and $68,245, respectively, arising from changes in the fair value of the warrants. As of September 30, 2005, 272,108 warrants remain outstanding.

   In October 2001, the Company issued 150,000 shares of common stock in a private offering for proceeds of $150,000. The investor also received warrants which entitled the holder to purchase 75,000 shares of common stock at $1.50 per share, expiring October 2004. Upon issuance, the warrants did not meet the requirements for equity classification because there were not sufficient authorized and unissued shares of the Company's common stock to satisfy exercise of the warrants, as the number of potentially issuable shares of common stock required to satisfy all other commitments that may require the issuance of common stock was not determinable. Accordingly, the warrants were accounted for as freestanding derivative instruments from the date of issuance. Changes in the fair value of the warrants was recognized in earnings as either a gain or loss in such period as the change occurred. The warrants had a fair value of the warrants at issuance of $88,045 was recorded as a liability and offset against proceeds from the sale of stock as a cost of obtaining equity capital. On October 2, 2003, as there were sufficient unauthorized and unissued shares to satisfy all other commitments that may require the issuance of common stock, the fair value of the warrants of $37,236 was reclassified from liabilities to equity. During the years ended September 30, 2004 and 2003, the Company recognized losses of $12,031 and $23,415, respectively, arising from changes in the fair value of the warrants.

   Series E Callable Warrants were issued in connection with the issuance of Series E Preferred Stock in August 2001. The Series E Callable Warrants allowed the holders to purchase up to 815,351 shares of the Company's common stock at a price of $1.19 per share expiring August 16, 2004. During the year ended September 30, 2004, 244,724 warrants were exercised for proceeds of $291,222. Upon issuance, the warrants did not meet the requirements for equity classification because the Company was required to maintain an effective registration statement covering the underlying shares. Accordingly, the Series E Callable Warrants were accounted for as freestanding derivative instruments from the date of issuance. As there were no proceeds associated with the issuance of the Series E Preferred Stock, the fair value of the warrants totaling $119,434 was recorded as a liability and charged to other costs of financing. For the years ended September 30, 2004 and 2003, the Company recognized a gain of $59,156 and a loss of $125,204, respectively, arising from changes in fair value of the warrants.

   In August 2003, in accordance with the Series E Stock agreement discussed in
   Note 14 the Company issued 23,758 of Series E Non-Callable Warrants to purchase shares of common stock at a price of $0.77 per share expiring August 16, 2006. The Series E Non-Callable Warrants are exercisable at any time prior to August 17, 2006 and, upon issuance, did not meet the requirements for equity classification because the Company was required to maintain an effective registration statement covering the underlying shares. Accordingly, the Series E Non-Callable Warrants were accounted for as freestanding derivative instruments from date of issuance. As there were no proceeds from the issuance, the fair value of the warrants totaling $12,374 was recorded as a liability and charged to other costs of financing. For the years ended September 30, 2005, 2004 and 2003, the Company recognized a gain of $5,042, a gain of $9,363 and a loss of $3,311, respectively, arising from changes in fair value of the warrants.

   Series F Warrants were issued in connection with the issuance of convertible debt in December 2001. The Series F Warrants allowed the holders to purchase up to 960,000 shares of the Company's common stock at $0.76 per share for seven years from date of issuance. The warrant price was adjustable if the Company sold any additional shares of its common stock or convertible securities for less than fair market value or at an amount lower than the exercise price of the Series F Warrants. The exercise price was adjusted every three months to an amount equal to 110% of the conversion price on such date, provided that the adjusted price was lower than the exercise price on that date. During the year ended September 30, 2003, 435,500 warrants were exercised for proceeds of $66,632. During the year ended September 30, 2004,

   420,000 warrants were exercised in a cashless exercise. As of September 30, 2004 there were no remaining Series F warrants outstanding. Upon issuance, the warrants did not meet the requirements for equity classification because exercise of the individual warrants was required to be settled in registered shares, at issuance the number of potentially issuable shares of common stock required to satisfy exercise of the warrants and all other commitments that may require issuance of common stock was not determinable, and under certain circumstances the holders could require the Company to settle the warrants in cash. Accordingly, the Series F Warrants were accounted for as a derivative liability and a discount on the debt which was immediately accreted to interest expense. At each subsequent period, through November 19, 2003, when all Series F warrants had been exercised, the warrants were marked to market with changes in fair value recognized in earnings as gains or losses on derivatives. During the years ended September 30, 2004 and 2003, the Company recognized losses of $167,000 and $394,500, respectively, arising from changes in the fair value of the Series F Warrants.

   Series G Warrants were issued in connection with the issuance of convertible debt in July 2002. The Series G Warrants allowed the holders to purchase up to 900,000 shares of the Company's common stock at a price equal to $0.25 per share at any time prior to July 12, 2009. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable warrant exercise price, the warrant exercise price will be lowered to the price at which the shares were sold or the lowest price at which the securities were convertible, as the case may be. The warrant exercise price is adjusted every three months to an amount equal to 110% of the Series G note conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. If the warrant exercise price is adjusted, the number of shares of common stock issuable upon the exercise of the warrant would be increased by the product of the number of shares of common stock issuable upon the exercise of the warrant immediately prior to the sale multiplied by the percentage by which the warrant exercise price was reduced. In accordance with the terms of the warrants, the exercise price was adjusted to $0.18 on December 9, 2002. The exercise price was adjusted to $0.145 on March 9, 2003. In accordance with the terms of the warrants, there were no further adjustments since the price would have been higher. During the year ended September 30, 2003, 450,000 warrants were exercised for proceeds of $65,250. Upon issuance, the warrants did not meet the requirements for equity classification because exercise of the individual warrants was required to be settled in registered shares, at issuance the number of potentially issuable shares of common stock required to satisfy exercise of the warrants and all other commitments that may require issuance of common stock was not determinable, and under certain circumstances the holders could require the Company to settle the warrants in cash. Accordingly, the Series G warrants were recorded at fair value as a derivative liability and a discount on debt which was immediately accreted to interest expense. Subsequent changes in fair value are recognized in earnings as either a gain or loss. As of September 30, 2005, 450,000 Series G Warrants remain outstanding. As of September 30, 2005 and 2004, the fair value of the Series G warrants was $186,200 and $235,100, respectively. During the years ended September 30, 2005, 2004 and 2003, the Company recognized a gain of $48,900, a gain of $172,100, and a loss of $468,300, respectively, arising from changes in the fair value of the Series G warrants.

   Series H Warrants were issued in connection with the issuance of convertible debt in January 2003. The Series H Warrants allowed the holders to purchase up to 1,100,000 shares of the Company's common stock at a price equal to

   $0.25 per share at any time prior to January 7, 2010. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable exercise price of the Series H warrants, the exercise price of the Series H warrants will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. If the exercise price of the Series H warrants is adjusted, the number of shares of common stock issuable upon the exercise of the Series H warrants will be increased by the product of the number of shares of common stock issuable upon the exercise of the warrant immediately prior to the sale multiplied by the percentage by which the warrant exercise price is reduced. However, neither the exercise price nor the shares issuable upon the exercise of the Series H warrants will be adjusted as the result of shares issued in connection with a permitted financing, as defined in the agreement. Every three months after June 26, 2003, the exercise price of the Series H warrants will be adjusted to an amount equal to 110% of the Series H notes conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. During the year ended September 30, 2003, 550,000 warrants were exercised at $0.25 for proceeds of $137,500. Upon issuance, the warrants did not meet the requirements for equity classification because exercise of the individual warrants was required to be settled in registered shares, at issuance the number of potentially issuable shares of common stock to satisfy exercise of the warrants and all other commitments that may require issuance of common stock was not determinable, and under certain circumstances the holders could require the Company to settle the warrants in cash. Accordingly, the Series H warrants were initially recorded at fair value as a derivative liability and a discount on debt which was immediately accreted to interest expense. Subsequent changes in fair value are recognized in earnings as either a gain or loss in the period such change occurs. As of September 30, 2005, 550,000 Series H Warrants remain. As of September 30, 2005 and 2004, the fair value of the Series H warrants was $223,500 and $290,800, respectively. During the years ended September 30, 2005, 2004 and 2003, the Company recognized a gain of $67,300, a gain of $193,500, and loss of $697,100, respectively, arising from changes in the fair value of the Series H warrants.

   Warrants were issued in connection with obtaining an equity line of credit in September 2003, discussed in Note 13. There were 395,726 warrants issued at an exercise price of $0.83, which expire in September 2008. Upon issuance, the warrants did not meet the requirements for equity classification because, under certain conditions, the Company could be required to compensate the investor for any decreases in the common stock price underlying the warrants and are therefore accounted for as a derivative liability. Subsequent changes in fair value are recognized in earnings as either a gain or loss in the period such change occurs. The warrants were initially classified in liabilities upon issuance at fair value of $258,290, as determined using the Black-Scholes pricing methodology and the Company recognized a charge of $258,290 which was included in other costs of financing as there were no proceeds from the issuance of the agreement. As of September 30, 2005 and 2004, the fair value of the warrants was $93,745 and $165,359, respectively. During the years ended September 30, 2005, 2004 and 2003, the Company recognized a gain of $71,613, a gain of $151,943, and a loss of $59,012, respectively, arising from changes in the fair value of the warrants.

   In May 2003, 30,000 options were issued to a consultant at a price of $0.41 per share. The options vest over a three year period and expire in May 2013. The compensation expense for these options was determined using the Black

   Scholes pricing methodology with the following assumptions:

         Expected stock risk volatility       84%
         Risk-free interest rate             2.0%
         Expected life of warrant         3 Years
         Expected dividend yield              -0-

   The fair value of the options was recorded as a general and administrative expense. Compensation expense of $6,727 was recorded for the year ended September 30, 2003.

   In connection with an agreement with a private investor in May 2003, 1,100,000 Series I Warrants were issued with an exercise price of $0.47. The warrants were to initially expire May 30, 2006. In accordance with the terms of the agreement, the warrant expiration was extended to May 30, 2008 on September 30, 2003. Upon issuance, the warrants did not meet the requirements for equity classification because exercise of the individual warrants was required to be settled in registered shares, at issuance the number of potentially issuable shares of common stock required to satisfy exercise of the warrants and all other commitments that may require issuance of common stock was not determinable, and under certain circumstances the holders could require the Company to cash settle the warrants and are therefore accounted for as freestanding derivative liabilities. Subsequent changes in fair value are recognized in earnings as either a gain or loss. The fair value of the warrants of $478,694 was recorded as a liability and offset against the proceeds from the sale of stock as a cost of obtaining equity capital. As of September 30, 2005 and 2004, the fair value of the warrants was $307,734 and $477,904, respectively. For the years ended September 30, 2005, 2004 and 2003, the Company recognized a loss of $170,173, a gain of $426,232 and a loss of $425,445, respectively, arising from changes in fair value of the warrants.

   On December 1, 2003, CEL-SCI sold 2,999,964 shares of its common stock, to a group of private institutional investors for approximately $2,550,000, or $0.85 per share. As part of this transaction, the investors in the private offering received Series J Warrants which allow the investors to purchase 991,003 shares of CEL-SCI's common stock exercisable at a price of $1.32 per share exercisable at any time prior to December 1, 2006. Additionally, an investment broker received warrants totaling 5% of the investment of its clients in the common stock of the Company at $1.32 per share at any time prior to December 1, 2006. Upon issuance, the warrants did not meet the requirements for equity classification until the shares were registered in May 2004, because the warrants are required to be settled in registered shares and were therefore accounted for as freestanding derivative instruments. The fair value of the warrants of $806,266 was recorded as a liability and offset against the proceeds from the sale as a cost of obtaining equity capital. Subsequent changes in fair value were recognized in earnings as either a gain or loss. On May 8, 2004 the criteria for equity classification were met, as a registration statement covering the underlying common shares was declared effective, and the fair value of the warrants totaling $537,338 was reclassified from liabilities to equity. For the year ended September 30, 2004, the Company recognized a gain of $268,928 arising from changes in fair value of the warrants.

   On May 4, 2004, the Company sold 6,402,439 shares of its common stock to a group of private institutional investors for $5,250,000 and total offering costs of $498,452. As part of this transaction, the investors in the private offering received warrants which allow the investors to purchase 76,642 shares of the Company's common stock at a price of $1.37 per share at any time prior to May 4, 2009. These warrants were valued at $38,127. This fair value was determined using the Black-Scholes pricing methodology with the following assumptions:

          Expected stock risk volatility     87%
          Risk-free interest rate          2.00%
          Expected life of options       3 Years
          Expected dividend yield            -0-

   In February 2005, the Company granted a consultant options to purchase 15,000 shares of the Company's common stock at a price of $0.73 per share. The options vest over a three year period and expire in February 2015. The compensation expense for these options was determined using the Black Scholes pricing methodology with the following assumptions:

         Expected stock risk volatility       93%
         Risk-free interest rate            3.89%
         Expected life of warrant         5 Years
         Expected dividend yield              -0-

   The fair value of the options was recorded as general and administrative expense. Compensation expense of $7,972 was recorded for the year ended September 30, 2005.

   On July 18, 2005, CEL-SCI sold 1,250,000 shares of its common stock and 375,000 warrants to one investor for $500,000. Each warrant entitles the holder to purchase one share of CEL-SCI's common stock at a price of $0.65 per share at any time prior to July 18, 2009. The shares of common stock and warrants are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission. The warrants were valued at $155,671. The value was determined using the Black Scholes pricing methodology with the following assumptions:

         Expected stock risk volatility       75%
         Risk-free interest rate            3.92%
         Expected life of warrant         5 Years
         Expected dividend yield              -0-

   Stock Bonus Plan -- At September 30, 2005, the Company had been authorized to issue up to 3,940,000 shares of common stock under the Stock Bonus Plan. All employees, directors, officers, consultants, and advisors are eligible to be granted shares. During the year ended September 30, 2003, 134,336 shares with a fair value of $47,051 were issued under the Plan and recorded in the consolidated statement of operations. During the year ended September 30, 2004, 72,495 shares were issued under the Plan with a fair value of $52,476. During the year ended September 30, 2005, 144,469 shares were issued to the Company's 401(k) plan for a cost of $78,868.

   Stock Compensation Plan-- During the year ended September 30, 2005, 1,500,000 shares were authorized for use in the Company's stock compensation plan. During the year ended September 30, 2004, 1,000,000 shares were authorized for use in the Company's stock compensation plan. Of these shares, 25,050 shares were issued during the year ended September 30, 2004 as compensation in lieu of salary increases extending through August 31, 2005. The shares were issued at $0.62 per share for a total cost of $15,531. Of this, $14,237 was recorded as unearned compensation in the consolidated balance sheet during the year ended September 30, 2004. This amount was recorded as expense during the year ended September 30, 2005.

7.    EMPLOYEE BENEFIT PLAN

   The Company maintains a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code, subject to the Employee Retirement Income Security Act of 1974, as amended, and covering substantially all Company employees. Each participant's contribution is matched by the Company with shares of common stock that have a value equal to 100% of the participant's contribution, not to exceed the lesser of $10,000 or 6% of the participant's total compensation. The Company's contribution of common stock is valued each quarter based upon the closing bid price of the Company's common stock. The expense for the years ended September 30, 2005, 2004, and 2003, in connection with this Plan was $79,406, $56,158, and $48,437, respectively.

8. OPTIONAL SALARY ADJUSTMENT PLAN

   In July 2001, the Company adopted an "Optional Salary Adjustment Plan" (the "Plan"). In accordance with the Plan, employees received 40,000 stock options for each salary increment of $6,000 that they elect to forgo. The total amount of options to be granted under the Plan is limited to 1,200,000. During the years ended September 30, 2005, 2004 and 2003, there were no options issued in lieu of compensation.

9. COMMITMENTS AND CONTINGENCIES

   Operating Leases-The future minimum annual rental payments due under noncancelable operating leases for office and laboratory space are as follows:

            Year Ending September 30,
            ------------------------
                    2006                        $156,067
                    2007                         132,719
                    2008                          71,136
                    2009                          29,640
                    2010                               -
                                               ----------

               Total minimum lease payments     $389,562
                                               ==========

   Rent expense for the years ended September 30, 2005, 2004, and 2003, was $253,180, $282,138 and $276,564, respectively. Minimum payments have not been reduced by minimum sublease rental receivable under future cancelable subleases.

   Employment Contracts--In April 2005 the Company entered into a three year employment agreement with its President and Chairman of the Board which expires April 30, 2008. The employment agreement provides that CEL-SCI will pay him an annual salary of $363,000 during the term of the agreement. In the event that there is a material reduction in his authority, duties or activities, or in the event there is a change in the control of the Company, then the agreement allows him to resign from his position at the Company and receive a lump-sum payment from CEL-SCI equal to 18 months salary. For purposes of the employment agreement, a change in the control of CEL-SCI means the sale of more than 50% of the outstanding shares of CEL-SCI's Common Stock, or a change in a majority of CEL-SCI's directors.

   Effective September 1, 2003, the Company entered into a three-year employment agreement with its Chief Executive and Financial Officer. The employment agreement provides that during the term of the employment agreement the Company will pay him an annual salary of $370,585. In the event there is a change in the control of the Company, the agreement allows him to resign from his position at the Company and receive a lump-sum payment from the Company equal to 24 months of salary. For purposes of the employment agreement a change in the control of the Company means: (1) the merger of the Company with another entity if after such merger the shareholders of the Company do not own at least 50% of voting capital stock of the surviving corporation;
   (2) the sale of substantially all of the assets of the Company; (3) the acquisition by any person of more than 50% of the Company's common stock; or
   (4) a change in a majority of the Company's directors which has not been approved by the incumbent directors.

10. CAMBREX NOTE

   On November 15, 2001, the Company signed an agreement with Cambrex Bio Science, Inc., (Cambrex) in which Cambrex provided manufacturing space and support to the Company during November and December 2001 and January 2002. In exchange, the Company signed a $1,172,517 note, which included imputed interest of $300,000. In December 2001, the note was amended to extend the due date to January 2, 2003. Unpaid principal began accruing interest on November 16, 2002, at the Prime Rate plus 3%. The note was collateralized by certain equipment. The imputed interest on this note was capitalized and was expensed over the life of the loan. In December 2002, the Company negotiated an extension of the note with Cambrex. Per the agreement, the Company gave Cambrex certain equipment and surrendered a security deposit, which reduced the amount owed by $225,000. The remaining balance was payable pursuant to a note due January 2, 2004. In addition, the agreement required the Company to pay $150,000 from the Series H convertible debt and 10% of all other future financing transactions, including draws on the equity line-of-credit. There were also conversion features added with the amendment allowing Cambrex to convert either all or part of the note into shares of the Company's common stock. The principal balance of the note and any accrued interest were convertible into common stock at 90% of the average of the closing prices of the common stock for the three trading days immediately prior to the conversion date, subject to a floor of $0.22 per share. During the year ended September 30, 2003, the Company paid down the note by $485,524. The Company also recorded interest expense of $49,486 and amortized the remaining discount of $37,500 relating to the imputed interest.

   The Company accounted for the amendment of the Cambrex note in December 2002 as a modification of the existing note under EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments". No gain or loss was recorded at the time of the amendment. The Cambrex note was accounted for as a hybrid instrument that had the characteristics of a debt host agreement and contained an embedded conversion feature that was not clearly and closely related to the debt host, and required bifurcation. The Company recorded a liability of $84,107, the fair value of the embedded derivative feature in connection with the December 2002 note modification, with a corresponding offset to the note payable as a discount. The discount was amortized to interest expense over the term of the note. As of September 30, 2003, the remaining unamortized discount of $22,082 was amortized and recorded as interest expense through December 23, 2003, when the note was paid in full. During the years ended September 30, 2004 and 2003, the Company recognized a gain of $72,785 and $11,322 resulting from changes in fair value of the derivative liability. The Company also recognized additional interest expense of $22,082 and $99,525, for the years ended September 30, 2004 and 2003, from amortization of the discounts.

11. COVANCE NOTE

   On October 8, 2002, the Company signed an agreement with Covance AG (Covance), a Swiss Corporation. Pursuant to the agreement, amounts owed to Covance totaling $199,928 as of June 30, 2003 were converted to a note payable. The note was payable on January 2, 2004. Interest was payable at an annual rate of 8%. Until the entire amount was paid to Covance, Covance was entitled to receive 2% of any draw-down of the Company's equity credit line, 2% of any net funds received from outside financings of less than $1 million, 3% of any net funds received from outside financings greater than $1 million but less than $2 million and 4% of any net funds received from outside financings greater than $2 million. During the year ended September 30, 2003, the Company paid $15,598 on the note payable to Covance in accordance with the agreement. In December 2003, the note was repaid along with accrued interest of $2,581.

12.   CONVERTIBLE DEBT

   As of September 30, 2005, there is no outstanding convertible debt.

   In December 2001, the Company sold Series F Notes and Series F warrants, to a group of private investors for proceeds of $1,600,000, less transaction costs of $276,410. The notes bore interest at 7% per year and were due and payable December 31, 2003. The notes contained features that constituted embedded derivatives, certain of which could not be reliably measured. As a result, the Company accounted for the entire instrument at fair value. The Series F Notes were immediately convertible into a variable number of shares based on 76% applied to the average of the lowest three trading prices in a twenty day period immediately preceding such conversion. The Company determined the fair value of the notes for accounting purposes was equal to the fair value of the shares into which it was convertible at each measurement date. No additional value has been ascribed to the other embedded derivative features of the Series F Notes in determining fair value of the Series F Notes as the Company believes that the value of such features can not be reasonably estimated or reliably measured due to the contingent nature of their occurrence. The notes were recorded at the fair value of 131.58%, and accordingly, the discount associated with the warrants was immediately accreted to interest expense. The Company has also accrued interest on the notes at a rate of 9.2% representing the stated 7% interest rate adjusted for the 76% rate at which the interest was convertible into common shares. During the year ended September 30, 2003 the Company recognized a loss of $43,923 arising from changes in the fair value of the Series F Notes. As of November 30, 2002, all convertible debt had been converted into a total of 6,592,461 shares of common stock. The Series F Warrants are discussed in Note 6.

   In July and September 2002, CEL-SCI sold Series G Notes, plus Series G Warrants, to a group of private investors for $1,300,000. The notes bore interest at 7% per year and were due and payable in July and September 2004. The notes contained features that constituted embedded derivatives, certain of which could not be reliably measured. As a result, the Company accounted for the entire instrument at fair value. The Series G Notes were immediately convertible into a variable number of shares based on a factor of 76% applied to the average of the lowest three trading prices in a fifteen day period immediately preceding such conversion. The Company determined the fair value of the notes for accounting purposes was equal to the fair value of the shares into which it was convertible at each measurement date. No additional value has been ascribed to the other embedded derivative features of the Series G Notes in determining fair value of the Series G Notes as the Company believes that the value of such features can not be reasonably estimated or reliably measured due to the contingent nature of their occurrence. The notes were recorded at the fair value of 131.58%, and accordingly, the discount associated with the warrants was immediately accreted to interest expense. The Company has also accrued interest on the notes at a rate of 9.2% representing the stated 7% interest rate adjusted for the 76% rate at which the interest was convertible into common shares. During the year ended September 30, 2003, the Company recognized a loss of $701,001 arising from changes in the fair value of the Series G Notes. As of June 30, 2003 all of the Series G Notes had been converted into 8,390,746 shares of CEL-SCI's common stock. The Series G Warrants are discussed in Note 6.

   In January and July 2003, CEL-SCI sold Series H Notes, plus Series H Warrants, to a group of private investors for $1,350,000. The notes bore interest at 7% per year and were due and payable in January and July 2005. The notes contained features that constituted embedded derivatives, certain of which could not be reliably measured. Because certain of the embedded derivatives could not be reliably measured, the Company accounted for the entire instrument at fair value. The Series H Notes were immediately convertible into a variable number of shares based on a factor of 76% applied to the average of the lowest three trading prices in a fifteen day period immediately preceding such conversion. The Company determined the fair value of the notes for accounting purposes was equal to the fair value of the shares into which it was convertible at each measurement date. No additional value has been ascribed to the other embedded derivative features of the Series H Notes in determining fair value of the Series H Notes as the Company believes that the value of such features can not be reasonably estimated or reliably measured due to the contingent nature of their occurrence. The notes were recorded at the fair value of 131.58%, and accordingly, the discount associated with the warrants was immediately accreted to interest expense. The Company has also accrued interest on the notes at a rate of 9.2% representing the stated 7% interest rate adjusted for the 76% rate at which the interest was convertible into common shares. On May 30, 2003, fair value for accounting purposes was adjusted to 142.86% of outstanding face value due to a change in the discount factor used to compute the conversion price of the Series H Notes, triggered by the failure of the Company to have a registration statement declared effective. During the years ended September 30, 2004 and 2003, the Company recognized a gain of $6,703 and a loss of $947,963, respectively, arising from changes in the fair value of the Series H Notes. As of October 2, 2003 all of the Series H Notes had been converted into 3,233,229 shares of CEL-SCI's common stock. The Series H Warrants are discussed in Note 6.

13. EQUITY LINES OF CREDIT

   In April 2001, the Company entered into the 2001 Equity Line of Credit that allowed the Company at its discretion to sell up to $10 million of common stock in increments of a minimum of $100,000 and a maximum of $2 million for general operating requirements. The Company was restricted from entering into any other equity line of credit arrangement and the agreement expired in June 2003. As discussed in Note 6, the Company issued 200,800 warrants to the issuer pursuant to this agreement. The Company accounted for the 2001 Equity Line of Credit as a freestanding derivative instrument as the Company could be required to compensate the investor for any decreases in the price of the Company's common stock during the term of the agreement. For the year ended September 30, 2003, the Company recognized a loss of $146,465 resulting from changes in fair value of the 2001 Equity Line of Credit.

   In September 2003, the Company entered into the 2003 Equity Line of Credit that allows the Company at its discretion to sell up to $10 million of common stock in increments of a minimum of $100,000 and a maximum amount that can be drawn down at any one time that will be determined at the time of the drawdown request, using a formula contained in the agreement. The Company is restricted from entering into any other equity line of credit arrangement until the earlier of the expiration of the agreement or two years from the date of registration of the shares underlying the agreement. As discussed in
   Note 6, the Company issued 395,726 warrants to the issuer at a price of $0.83 exercisable through September 16, 2008. The Company accounted for the 2003 Equity Line of Credit as a freestanding derivative instrument as the Company could be required to compensate the investor for any decreases in the price of the Company's common stock during the term of the agreement. The Company determined that the instrument had no fair value as of September 30, 2005 and 2004. For the years ended September 30, 2005 and 2004, the Company recognized a gain of $16,223 and a loss of $5,065, respectively resulting from changes in fair value of the 2003 Equity Line of Credit. Expenses of $40,600 were charged to additional paid-in capital as a cost of equity related transaction during the year ended September 30, 2003. During the year ended September 30, 2005, the Company sold 743,014 shares of its common stock pursuant to this agreement for gross proceeds of $366,238, net of related costs of $1,035. During the year ended September 30, 2004, the Company sold 307,082 shares of its common stock pursuant to this agreement for gross proceeds of $340,000, net of related costs of $4,090. During the year ended September 30, 2003, the Company sold 2,877,786 shares of its common stock pursuant to this agreement for net proceeds of $725,000.

14.   STOCKHOLDERS' EQUITY

   In October 2001, the Company issued 150,000 shares of common stock in a private offering for proceeds of $150,000. The investor also received warrants which entitled the holder to purchase 75,000 shares of common stock at $1.50 per share. These warrants expired unexercised October 5, 2004 and are discussed in Note 6.

   In May 2003, the Company sold 1,100,000 shares of common stock and an additional 1,100,000 warrants to purchase common stock in conjunction with a marketing agreement. The Company received proceeds of $500,000 for the stock and warrants. The warrants are exercisable at a price of $0.47 per share. The warrants initially expired May 30, 2006. In accordance with the terms of the agreement, the expiration was extended to May 30, 2008. The warrants are discussed in Note 6.

   On December 1, 2003, CEL-SCI sold 2,999,964 shares of its common stock, to a group of private institutional investors for approximately $2,550,000, or $0.85 per share. There were associated costs of $93,159. As part of this transaction, the investors in the private offering received Series J Warrants which allow the investors to purchase 991,003 shares of CEL-SCI's common stock at a price of $1.32 per share at any time prior to December 1, 2006. See discussion of accounting for the Series J Warrants in Note 6.

   On May 4, 2004, the CEL-SCI sold 6,402,439 shares of its common stock to a group of private institutional investors at $0.82 per share for $5,250,000 and associated costs of $498,452. As part of this transaction, the investment banker of the private offering received warrants which allow the investors to purchase 76,642 shares of CEL-SCI's common stock at a price of $1.37 per share at any time prior to May 4, 2009. See discussion of accounting for warrants in Note 6.

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

15. SERIES E PREFERRED STOCK

   During August 2001, three private investors exchanged shares of the Company's common stock and remaining Series D Warrants for 6,288 shares of the Company's Series E preferred stock ("Series E Stock"). These investors also exchanged their Series A and Series C Warrants for new Series E Callable Warrants discussed in Note 6. During the year ended September 30, 2002, 4,671 shares of the Series E Stock were converted into 4,282,150 shares of common stock. During the year ended September 30, 2003, 1,192 shares of the Series E Stock were converted into 1,018,439 shares of common stock. As of September 30, 2003, there were no shares of Series E Preferred stock remaining. The Series E Stock contained features that constituted embedded derivatives, certain of which could not be reliably measured. As a result, Company recorded the entire instrument at fair value. The Series E Stock was recorded at 107.53% of outstanding stated value. This represents the estimated fair value of the common shares that were deliverable upon conversion. The Series E Stock was immediately convertible into a variable number of shares based on a factor of 93% applied to the volume weighted average price for a period of five days preceding such conversion. No additional value has been ascribed to the other embedded derivative features of the Series E Stock in determining fair value of the Series E Stock as the Company believes that the value of such features can not be reasonably estimated or reliably measured due to the contingent nature of their occurrence. Additionally, the Company accreted the accounting fair value of the Series E Stock from 107.53% of stated value to 215.06% of stated value over a two-year period through August 16, 2003, since, as of that date, the Company was required to deliver to holders of Series E Stock shares of common stock having a value of 215.06% of stated value under the automatic conversion provisions of the Series E Stock. During the year ended September 30, 2003, the Company recognized a gain of $1,807,859 arising from changes in the fair value of the Series E Stock. The Company also incurred $109,580 of interest expense on the Series E Stock representing accretion of $98,791 and dividends classified as interest expense of $10,789. During the year ended September 30, 2003, $99,624 in accrued dividends and interest were converted into 97,389 shares of common stock. All outstanding shares of the Company's Series E Preferred Stock, 39 shares, were automatically converted on August 17, 2003, into 47,531 common shares. In addition, on August 17, 2003, the Company issued 23,758 Series E Non-Callable common stock purchase warrants. See Note 6 for further discussion of the Series E Non-Callable Warrants.

16.   NET LOSS PER COMMON SHARE

   Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other common stock equivalents (convertible preferred stock, convertible debt, warrants to purchase common stock and common stock options) were exercised or converted into common stock. The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations.

                                           2005          2004          2003
                                      -------------  ------------  ------------

Net loss - basic                      $(3,039,607)   $(2,952,077)  $(7,986,175)
Add: Interest on convertible
 preferred stock                                -              -        75,574
     Interest on convertible debt               -         12,950             -
     Gain on derivative instruments      (286,373)    (1,033,418)   (1,807,859)
                                      -------------  ------------  ------------
Net loss - diluted                    $(3,325,980)   $(3,972,545)  $(9,718,460)
                                      =============  ============  ============
Weighted average number of
 shares - basic                        72,703,395     67,273,133    50,961,457
Incremental shares from:
  Warrants                                878,530      1,461,552             -
  Convertible preferred stock                   -              -       165,982
  Convertible debt                              -        189,414             -
                                      -------------  ------------  ------------
Weighted average number of
 shares - diluted                      73,581,925     68,924,099    51,127,439
                                      =============  ============  ============

Earnings per share - basic            $     (0.04)   $     (0.04)  $     (0.16)
Earnings per share - diluted          $     (0.05)   $     (0.06)  $     (0.19)

   Excluded from the above computations of weighted-average shares for diluted net loss per share were options and warrants to purchase 10,787,480, 13,429,012 and 14,689,497 shares of common stock as of September 30, 2005, 2004 and 2003, respectively and convertible notes and accrued interest which are convertible to 4,236,901 shares of common stock as of September 30, 2003. These securities were excluded because their inclusion would have an anti-dilutive effect on net loss per share.

17.  SEGMENT REPORTING

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

18.   SUBSEQUENT EVENTS

   In order to provide a possible source of funding for CEL-SCI's current activities and for the development of its current and planned products, CEL-SCI entered into an equity line of credit agreement with Jena Holdings LLC on October 31, 2005.

   Under the equity line of credit agreement, Jena Holdings LLC has agreed to provide CEL-SCI with up to $5,000,000 of funding for a two year period which will begin on the date that a registration statement filed by CEL-SCI to register the shares to be sold to Jena Holdings LLC is declared effective by the Securities and Exchange Commission. During this two year period, CEL-SCI may request a drawdown under the equity line of credit by selling shares of its common stock to Jena Holdings LLC, and Jena Holdings LLC will be obligated to purchase the shares. The minimum amount CEL-SCI can draw down at any one time is $100,000, and the maximum amount CEL-SCI can draw down at any one time will be determined at the time of the drawdown request using a formula contained in the equity line of credit agreement. CEL-SCI may request a drawdown once every 22 trading days, although CEL-SCI is under no obligation to request any drawdowns under the equity line of credit.

   During the 22 trading days following a drawdown request, CEL-SCI will calculate the amount of shares it will sell to Jena Holdings LLC and the purchase price per share. The purchase price per share of common stock will be based on the daily volume weighted average price of CEL-SCI's common stock during each of the 22 trading days immediately following the drawdown date, less a discount of 11%.

   As consideration for extending the equity line of credit, CEL-SCI granted Jena Holdings LLC warrants to purchase 271,370 shares of common stock at a price of $0.55 per share at any time prior to October 24, 2010.

   CEL-SCI will be registering the shares of common stock issuable to Jena Holdings under the equity line of credit, as well as 271,370 shares underlying the warrants that CEL-SCI granted to Jena Holdings LLC.

19.  QUARTERLY INFORMATION (UNAUDITED)

   The following quarterly data are derived from the Company's Consolidated Statements of Operations and have been restated to reflect the effect of adjustments discussed in Note 2 to the consolidated financial statements.


Financial Data

Fiscal 2004

                                      Three       Three       Three       Three
                                     months      months      months      months
                                      ended       ended       ended       ended    Year ended
                                    December                            September   September
                                       31,      March 31,   June 30,       30,         30
                                      2003        2004        2004        2004        2004
                                   ------------------------------------------------------------

Revenue                            $ 73,235    $  99,214    $  81,532   $  71,498   $ 325,479

Operating expenses                1,063,715    1,313,234      988,965   1,084,264   4,450,178
Nonoperating (expense) income
 as previously reported            (115,613)       8,747       13,823      18,020     (75,023)
Nonoperating (expense) income
(as restated, see Note 2)          (390,953)    (190,956)   1,261,080     493,451   1,172,622

Net loss as previously reported  (1,106,093)  (1,205,273)    (893,610)   (994,746) (4,199,722)
Net income (loss) (as restated,
 see Note 2)                     (1,381,433)  (1,404,976)     353,647    (519,315) (2,952,077)
Net loss attributable to common
 shareholders as previously
 reported                        (1,106,093)  (1,205,273)    (893,610)   (994,746) (4,199,722)
Net income (loss) attributable
 to common shareholders
 (as restated, see Note 2)       (1,381,433)  (1,404,976)     353,647    (519,315) (2,952,077)
Loss per common share - basic
 as previously reported               (0.02)       (0.02)       (0.01)      (0.01)      (0.06)
Income (loss) per common share
 - basic (as restated,
 see Note 2)                          (0.02)       (0.02)        0.01       (0.01)      (0.04)
Loss per common share - diluted
 as previously reported               (0.02)       (0.02)       (0.01)      (0.01)      (0.06)
Income ( loss) per common share
 - diluted (as restated,
 see Note 2)                          (0.02)       (0.02)       (0.01)      (0.01)      (0.06)



Fiscal 2005

                                      Three       Three       Three       Three
                                     months      months      months      months
                                      ended       ended       ended       ended    Year ended
                                    December                            September   September
                                       31,      March 31,   June 30,       30,         30
                                      2004        2005        2005        2005        2005
                                   ------------------------------------------------------------

Revenue                            $  75,507   $  109,785   $   38,103   $  46,530   $  269,925

Operating expenses                 1,289,997    1,198,617    1,022,474     839,604    4,350,692
Nonoperating (expense) income
  as previously reported              17,820       14,474       11,015           *            *
Nonoperating (expense) income
 (as restated, see Note 2)           (14,953)     (60,608)     330,585     786,136    1,041,160
Net loss as previously reported   (1,196,670)  (1,074,358)    (973,356)          *            *
Net income (loss) (as restated,
see Note 2)                       (1,229,443)  (1,149,440)    (653,786)     (6,938)  (3,039,607)
Net loss attributable to
 common shareholders as
 previously reported              (1,196,670)  (1,074,358)    (973,356)          *            *
Net income (loss) attributable
 to common shareholders
 (as restated, see Note 2)        (1,229,443)  (1,149,440)    (653,786)     (6,938)  (3,039,607)
Loss per common share - basic
 as previously reported                (0.02)       (0.01)       (0.01)          *            *
Income ( loss) per common share
 - basic (as restated,
 see Note 2)                           (0.02)       (0.02)       (0.01)          -        (0.04)
Loss per common share - diluted
 as previously reported                (0.02)       (0.01)       (0.01)          *            *
Income ( loss) per common share
 - diluted (as restated,
 see Note 2)                           (0.02)       (0.02)       (0.01)          -        (0.05)


* Amounts for the three months ended September 30, 2005 and for the year ended September 30, 2005 have not been previously reported or restated.

                                   SIGNATURES


      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of April 2006.

                               CEL-SCI CORPORATION


                                     By:
                                          ------------------------------
                                         Maximilian de Clara, President


                                     By:
                                         -------------------------------
                                         Geert R. Kersten, Chief Executive,
                                         Principal Accounting Officer and
                                         Principal Financial Officer

      Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                Date


                               Director            April  21, 2006
----------------------
Maximilian de Clara


                               Director            April 21, 2006
----------------------
Geert R. Kersten


                               Director            April 21, 2006
----------------------
Alexander G. Esterhazy


                               Director            April 21, 2006
----------------------
C. Richard Kinsolving


                               Director            April 21, 2006
----------------------
Dr. Peter R. Young

                               CEL-SCI CORPORATION

                                    FORM 10-K

                                    EXHIBITS