Form 10-Q
period 2005-12-31
CEL SCI CORP
filed 2006-05-18
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

                                      OR

( )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

Commission File Number 0-11503

                              CEL-SCI CORPORATION
                        ------------------------------

        Colorado                                           84-0916344
----------------------------                      ----------------------------
State or other jurisdiction                             (IRS) Employer
     incorporation                                      Identification Number

                        8229 Boone Boulevard, Suite 802
                            Vienna, Virginia  22182
                         -----------------------------
                    Address of principal executive offices

                                (703)  506-9460
                         ------------------------------
              Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.
                                    Yes  ____        No X

Indicate by check mark whether the Registrant is an accelerated filer (as that term is defined in Exchange Act Rule 12b-2).

                Yes _____                       No X

         Class of Stock           No. Shares Outstanding           Date

              Common                    80,745,847             May 15, 2006

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1.                                                                 Page

   Condensed Consolidated Balance Sheet (unaudited)                       3
   Condensed Consolidated Statement of Operations (unaudited)             4
   Condensed Consolidated Statement of Cash Flow (unaudited)             5-6
   Notes to Condensed Consolidated Financial Statements (unaudited)       7


Item 2.
   Management's Discussion and Analysis of Financial Condition           13
     and Results of Operations

Item 3.
   Quantitative and Qualitative Disclosures about Market Risks           17

Item 4.
   Controls and Procedures                                               17

PART II

Item 2.
    Changes in Securities and Use of Proceeds                            18

Item 4.
    Submission of Matters to a Vote of Security Holders                  18

Item 5.
    Other Information                                                    18

Item 6.
    Exhibits and Reports on Form 8-K                                     18

    Signatures                                                           19

Item 1.   FINANCIAL STATEMENTS

                              CEL-SCI CORPORATION
                              -------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            ------------------------
                                  (unaudited)

 ASSETS
                                                 December 31,    September 30,
                                                     2005            2005
                                                --------------------------------
 CURRENT ASSETS:
   Cash and cash equivalents                    $ 1,885,627       $  1,957,614
   Interest and other receivables                    15,488             21,164
   Prepaid expenses and laboratory supplies         419,902            432,652
   Deferred financing costs                           5,000                 --
                                                -----------        -----------
         Total current assets                     2,326,017          2,411,430

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation of
      $1,714,748 and $1,690,788                     157,651            181,541

 PATENT COSTS- less accumulated
   amortization of  $835,354 and $816,169           477,479            484,553

 DEPOSITS                                            14,828             14,828
                                                -----------       ------------
                TOTAL ASSETS                    $ 2,975,975        $ 3,092,352
                                                ===========        ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable                             $  133,283         $    74,354
   Accrued expenses                                 77,390              74,619
   Due to employees                                 22,852              22,880
   Derivative instruments - current portion          1,288               1,280
                                                ----------         ------------
        Total current liabilities                  234,813             173,133

   Derivative instruments - noncurrent portion          --             811,180
   Deposits held                                     3,000               3,000
                                                ----------         -----------
        Total liabilities                          237,813             987,313

 STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; authorized,
    200,000,000 shares; issued and outstanding,
    76,106,777 and 74,494,206 shares at
    December 31, 2005 and September 30, 2005,
    respectively                                   761,068             744,942
   Additional paid-in capital                  101,973,420         100,359,296
   Accumulated deficit                         (99,996,326)        (98,999,199)
                                               -----------         -----------
           Total stockholders' equity            2,738,162           2,105,039
                                               -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  2,975,975         $ 3,092,352
                                              ============         ===========

            See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION
                              -------------------
                      CONDENSED CONSOLIDATED STATEMENTS OF
                                   OPERATIONS
                       ---------------------------------
                                  (unaudited)

                                                     Three Months Ended
                                                         December 31,
                                                     2005            2004
                                                --------------------------------
 REVENUES:
   Grant revenue and other                      $  29,847        $    75,507
                                                ---------        -----------
 EXPENSES:
   Research and development, excluding
     depreciation of $18,511 and $33,651
     included below                               434,889            701,104
   Depreciation and amortization                   43,790             56,679
   General and administrative                     573,036            532,214
                                                ---------          ---------
            Total Operating Expenses            1,051,715          1,289,997
                                                ---------          ---------

 NET OPERATING LOSS                            (1,021,868)        (1,214,490)

 GAIN (LOSS) ON DERIVATIVE INSTRUMENTS             13,337            (32,773)

 INTEREST INCOME                                   11,404             17,820
                                                ---------        -----------

 NET LOSS                                      $ (997,127)       $(1,229,443)
                                                =========        ===========

 NET LOSS PER COMMON SHARE (BASIC)             $    (0.01)       $     (0.02)
                                                ==========       ===========

 NET LOSS PER COMMON SHARE (DILUTED)           $    (0.01)       $     (0.02)
                                                =========        ===========

 WEIGHTED AVERAGE COMMON SHARES OUTSTANDING    74,998,621         72,178,816
                                               ==========        ===========

            See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION
                              -------------------
                                    CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       ------------------------------------
                                  (unaudited)

                                                    Three Months Ended
                                                         December 31,
                                                     2005            2004
                                                ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                         $ (997,127)     $ (1,229,443)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                      43,790            56,679
  Issuance of common stock and stock options
       for services                                 66,718
  Common stock contributed to 401(k) plan           20,479             19,517
  Decrease in unearned compensation                     --              3,883
  Impairment loss on abandonment of patents             --              3,716
 Employee option cost                               51,798
  Impairment loss on retired equipment                 645                 95
  (Gain) loss on derivative instruments            (13,337)            32,773
  Decrease  in receivables                           5,676              5,584
  Decrease  in prepaid expenses                     12,750             86,617
  Increase in deferred financing costs              (5,000)                --
  Increase in accrued expenses                       2,771              6,434
  Increase (decrease)  in amount due to
     employees                                         (28)            32,522
  Increase in accounts payable                      50,679             50,150
                                                ----------          ---------
NET CASH USED FOR OPERATING ACTIVITIES            (760,186)          (931,473)
                                                -----------         ---------

CASH FLOWS USED FOR  INVESTING ACTIVITIES:
  Purchase of equipment                             (1,360)           (65,368)
  Patent costs                                      (3,861)                --
                                                -----------         ---------
NET CASH USED FOR INVESTING ACTIVITIES              (5,221)           (65,368)
                                                -----------         ---------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Drawdown on equity line                          677,727                 --
  Proceeds from exercise of stock options           15,693             23,242
                                                ----------          ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES          693,420             23,242
                                                ----------          ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS          (71,987)          (973,599)

CASH AND CASH EQUIVALENTS:
  Beginning of period                            1,957,614          4,263,631
                                                ----------         ----------
  End of period                                $ 1,885,627         $3,290,032
                                                ==========         ==========

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

                              CEL-SCI CORPORATION
                              -------------------
                                    CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                       ---------------------------------
                                  (unaudited)
                                  (continued)

                                                     Three Months Ended
                                                         December 31,
                                                     2005            2004
                                                --------------------------------

SUPPLEMENTAL INFORMATION ON NONCASH
TRANSACTIONS:

Patent costs included in accounts payable:
Increase in accounts payable                    $  8,250          $   21,790
Increase in patent costs
                                                  (8,250)            (21,790)
                                                --------          ----------
                                                $     --                  --
                                                ========          ==========

Reclassification of derivative instruments:
Decrease in derivative instruments              $797,835          $       --
Increase in additional paid-in capital          (797,835)                 --
                                                --------          ----------
                                                $     --          $       --
                                                ========          ==========


                                                                      concluded














           See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                   (unaudited)


A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

     The accompanying condensed consolidated financial statements of CEL-SCI Corporation and subsidiary (the Company) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended September 30, 2005.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of December 31, 2005 and the results of operations for the three-month period then ended. The condensed consolidated balance sheet as of September 30, 2005 is derived from the September 30, 2005 audited consolidated financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the three-month period ended December 31, 2005 are not necessarily indicative of the results to be expected for the entire year.

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

     Patents--Patent expenditures are capitalized and amortized using the straight-line method over 17 years. In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the three months ended December 31, 2005 and 2004, the Company recorded patent impairment charges of $-0- and $3,716, respectively. These charges are the net book value of patents abandoned during the period and such amount is included in general and administrative expenses. Based on current patent applications and issued patents, CEL-SCI expects that the amortization of patent expenses will total approximately $350,000 during the next five years.

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

     Stock-Based Compensation--In October 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). This statement encouraged but did not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company had elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion
     No.  25,   Accounting   for  Stock   Issued  to   Employees   and   related
     Interpretations". In December 2004 the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires companies to recognize expense associated with share based compensation arrangements, including employee stock options, using a fair value-based option pricing model. SFAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employees. Using the modified prospective transition method of adoption, CEL-SCI reflects compensation expense in the financial statements beginning October 1, 2005. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS No. 123R. As such, compensation expense will be recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005 as well as for the portion of awards previously granted that vested during the quarter ended December 31, 2005. For the three months ended December 31, 2005, the Company recorded $51,798 in general and administrative expense for the cost of employee options. The Company determines the fair value of the employee compensation using the Black Scholes method of valuation. No corresponding expense was recorded for the three months ended December 31, 2004 because the statement did not require the cost to be recorded in that period. Under SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was in effect during the three months ended December 31, 2004, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                                             Three Months Ended
                                                             December 31, 2004
      Net loss:
      As reported and amended                                  $  (997,127)

      Add:  Total stock-based employee compensation
      expense determined under fair-value-based
      method for all awards, net of related tax effects           (126,250)
                                                                -----------
      Pro forma net loss, as amended                           $(1,123,377)
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

B.    NEW ACCOUNTING PRONOUNCEMENTS

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

     In March 2005, the FASB issued FIN No. 47, "Accounting for Conditional Asset Retirement Obligations - an Interpretation of FASB Statement No. 143". The interpretation clarifies terms used in FASB Statement No. 143 and is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not believe that FIN No. 47 will have a material impact on its results of operations or cash flows.

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

     FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140". The statement requires: 1) an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value; 3) permits an entity to choose either the amortization method or the fair value measurement method for measuring the asset or liability; 4) permits a one-time reclassification of available-for-sale securities to trading securities; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position. Since the Company has no servicing assets or servicing liabilities, the Company believes that there will be no impact on its results of operations or cash flows. The statement is effective for fiscal years beginning after September 15, 2006

C.   STOCKHOLDERS' EQUITY

     During the three months ended December 31, 2005, the Company issued stock and stock options for services to a nonemployee with a fair value of $66,718. During the three months ended December 31, 2004, the Company did not issue stock or stock options.

D.   FINANCING TRANSACTIONS

     In July and September 2002, the Company sold convertible notes, plus Series G warrants, to a group of private investors. As of the year ended September 30, 2003, all of the notes had been converted into common stock. The Series

     G warrants allow the holders to purchase up to 900,000 shares of the Company's common stock. The warrant price was $0.145 as of December 31, 2005. As of December 31, 2005, 450,000 warrants had been exercised and 450,000 warrants remain outstanding. In addition, in January 2003, the Company sold convertible notes, plus Series H warrants to purchase 1,100,000 shares of common stock, to a group of private investors. As of October 2, 2003, all of the Series H notes had been converted into common stock. The Series H warrant price was $0.25 as of December 31, 2005. As of December 31, 2005, 550,000 warrants had been exercised and 550,000 warrants remain outstanding.

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

E.    RESTATEMENT OF FINANCIAL STATEMENTS

     Subsequent to the issuance of the Company's September 30, 2004 consolidated financial statements, the Company determined that it had erroneously accounted for certain financial instruments, including free-standing and embedded derivatives within such instruments, issued by the Company from fiscal year 1992 through November 2003. Specifically, the instruments erroneously accounted for were: the Series E Preferred Stock, the Cambrex Convertible Note Payable, Series F, G and H Convertible Debt, the equity line of credit agreements, as well as Series I and J warrants and various other warrants. The Company has concluded that these instruments were either freestanding derivative instruments in their entirely, or contained embedded derivatives, and should have been accounted for under SFAS No. 133 and EITF 00-19, as well as related interpretations of these standards. All such derivatives were required to be recognized as either assets or liabilities in the statement of financial position and measured at fair value in the statement of operations. At December 31, 2005, the only remaining instrument that needs this valuation is the Series E warrants, which expire on August 16, 2006. For a further discussion of this restatement and an assessment of each instrument, please see the Company's September 30, 2005 10-K, footnote 2.

F.    PRIVATE PLACEMENT

     In order to provide a possible source of funding for CEL-SCI's current activities and for the development of its current and planned products, CEL-SCI entered into an equity line of credit agreement with Jena Holdings LLC on October 31, 2005.

     Under the equity line of credit agreement, Jena Holdings LLC has agreed to provide CEL-SCI with up to $5,000,000 of funding for a two year period which will begin on the date that a registration statement filed by CEL-SCI to register the shares to be sold to Jena Holdings LLC is declared effective by the SEC. During this two year period, CEL-SCI may request a drawdown under the equity line of credit by selling shares of its common stock to Jena Holdings LLC, and Jena Holdings LLC will be obligated to purchase the shares. The minimum amount CEL-SCI can draw down at any one time is $100,000, and the maximum amount CEL-SCI can draw down at any one time will be determined at the time of the drawdown request using a formula contained in the equity line of credit agreement. CEL-SCI may request a drawdown once every 22 trading days, although CEL-SCI is under no obligation to request any drawdowns under the equity line of credit.

     During the 22 trading days following a drawdown request, CEL-SCI will calculate the amount of shares it will sell to Jena Holdings LLC and the purchase price per share. The purchase price per share of common stock will be based on the daily volume weighted average price of CEL-SCI's common stock during each of the 22 trading days immediately following the drawdown date, less a discount of 11%. As consideration for extending the equity line of credit, CEL-SCI granted Jena Holdings LLC warrants to purchase 271,370 shares of common stock at a price of $0.55 per share at any time prior to October 24, 2010. CEL-SCI will be registering the shares of common stock issuable to Jena Holdings under the equity line of credit, as well as 271,370 shares underlying the warrants that CEL-SCI granted to Jena Holdings LLC. During the three-month period ended December 31, 2005, the Company made drawdowns on the equity line of credit totaling $677,727, selling 1,419,446 shares of common stock.

     On December 1, 2003, the Company sold 2,994,964 shares of its common stock to a group of private institutional investors for approximately $2,550,000, or $0.85 per share. As part of this transaction, the investors in the private offering received warrants which allow the investors to purchase 991,003 shares of the Company's common stock at a price of $1.32 per share at any time prior to December 1, 2006. As of December 31, 2005, all warrants remain outstanding.

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

G.   OPERATIONS AND FINANCING

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

H.   MARKETING AGREEMENT

     On May 30, 2003, the Company and Eastern Biotech signed an agreement to develop both Multikine and CEL-1000, and their derivatives and improvements, in three Eastern European countries: Greece, Serbia and Croatia. Eastern Biotech also has the exclusive right to sales in these three countries. As part of the agreement, Eastern Biotech gained the right to receive a 1% royalty on the future net sales of these two products and their derivatives and improvements worldwide. Eastern Biotech also purchased 1,100,000 shares of common stock and warrants, which allow the holder to purchase up to 1,100,000 shares of the Company's common stock at a price equal to $0.47. The Company received proceeds of $500,000 for these shares and warrants. Because the Company did not register these shares prior to September 30, 2003, the royalty percentage increased to 2%. If Eastern Biotech did not meet certain clinical development milestones within one year, it would lose the right to sell both products in these three countries. As of June 1, 2004, Eastern Biotech lost its exclusive right to market, distribute and sell both products in accordance with the agreement.

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

In July and September 2002, the Company sold convertible notes, plus 900,000 Series G warrants, to a group of private investors. By June 2, 2003, all of the notes had been converted into common stock. As of December 31, 2005, 450,000 warrants had been exercised and 450,000 warrants remain outstanding. In addition, in January 2003, the Company sold convertible notes, plus Series H warrants to purchase 1,100,000 shares of common stock, to a group of private investors. By October 2, 2003, all of the Series H notes had been converted into common stock. The Series H warrant price is currently $0.25. As of December 31, 2005, 550,000 warrants had been exercised and 550,000 warrants remain outstanding.

On December 1, 2003, the Company sold 2,994,964 shares of its common stock to a group of private institutional investors for approximately $2,550,000, or $0.85 per share. As part of this transaction, the investors in the private offering received warrants which allow the investors to purchase approximately 900,000 shares of the Company's common stock at a price of $1.32 per share at any time prior to December 1, 2006. As of December 31, 2005, all warrants remain outstanding.

During April 2006, all of the remaining Series G and H warrants were converted into 618,560 shares of common stock in a cashless exercise.

On May 30, 2003, the Company and Eastern Biotech signed an agreement to develop both Multikine and CEL-1000, and their derivatives and improvements, in three Eastern European countries: Greece, Serbia and Croatia. Eastern Biotech also has the exclusive right to sales in these three countries. As part of the agreement, Eastern Biotech gained the right to receive a 1% royalty on the future net sales of these two products and their derivatives and improvements worldwide. Eastern Biotech also purchased 1,100,000 shares of common stock and warrants, which allow the holder to purchase up to 1,100,000 shares of the Company's common stock at a price equal to $0.47. The Company received proceeds of $500,000 for these shares and warrants. Because the Company did not register these shares prior to September 30, 2003, the royalty percentage increased to 2%. If Eastern Biotech did not meet certain clinical development milestones within one year, it would lose the right to sell both products in these three countries. As of June 1, 2004 no clinical trials had been started by Eastern Biotech and in accordance with the agreement, Eastern Biotech lost its exclusive right to market, distribute and sell both products in the countries.

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

Under the equity line of credit agreement, Jena Holdings LLC has agreed to provide CEL-SCI with up to $5,000,000 of funding for a two year period which will begin on the date that a registration statement filed by CEL-SCI to register the shares to be sold to Jena Holdings LLC is declared effective by the SEC. During this two year period, CEL-SCI may request a drawdown under the equity line of credit by selling shares of its common stock to Jena Holdings LLC, and Jena Holdings LLC will be obligated to purchase the shares. The minimum amount CEL-SCI can draw down at any one time is $100,000, and the maximum amount CEL-SCI can draw down at any one time will be determined at the time of the drawdown request using a formula contained in the equity line of credit agreement. CEL-SCI may request a drawdown once every 22 trading days, although CEL-SCI is under no obligation to request any drawdowns under the equity line of credit.

During the 22 trading days following a drawdown request, CEL-SCI will calculate the amount of shares it will sell to Jena Holdings LLC and the purchase price per share. The purchase price per share of common stock will be based on the daily volume weighted average price of CEL-SCI's common stock during each of the 22 trading days immediately following the drawdown date, less a discount of 11%. As consideration for extending the equity line of credit, CEL-SCI granted Jena Holdings LLC warrants to purchase 271,370 shares of common stock at a price of $0.55 per share at any time prior to October 24, 2010. CEL-SCI will be registering the shares of common stock issuable to Jena Holdings under the equity line of credit, as well as 271,370 shares underlying the warrants that CEL-SCI granted to Jena Holdings LLC. During the three-month period ended December 31, 2005, the Company made drawdowns on the equity line of credit totaling $677,727, selling 1,419,446 shares of common stock. Subsequent to the issuance of the Company's September 30, 2004 consolidated financial statements, the Company determined that it had erroneously accounted for certain financial instruments, including free-standing and embedded derivatives within such instruments, issued by the Company from fiscal year 1992 through November 2003. Specifically, the instruments erroneously accounted for were: the Series E
Preferred Stock, the Cambrex Convertible Note Payable, Series F, G and H Convertible Debt, the equity line of credit agreements, as well as Series I and J warrants and various other warrants. The Company has concluded that these instruments were either freestanding derivative instruments in their entirely, or contained embedded derivatives, and should have been accounted for under SFAS No. 133 and EITF 00-19, as well as related interpretations of these standards. All such derivatives were required to be recognized as either assets or liabilities in the statement of financial position and measured at fair value in the statement of operations. At December 31, 2005, the only remaining instrument that needs this valuation is the Series E warrants, which expire on August 16, 2006. For a further discussion of this restatement and an assessment of each instrument, please see the Company's September 30, 2005 10-K, footnote 2.

Subsequent to the issuance of the Company's September 30, 2004 consolidated financial statements, the Company determined that it had erroneously accounted for certain financial instruments, including free-standing and embedded derivatives within such instruments, issued by the Company from fiscal year 1992 through November 2003. Specifically, the instruments erroneously accounted for were: the Series E Preferred Stock, the Cambrex Convertible Note Payable, Series F, G and H Convertible Debt, the equity line of credit agreements, as well as Series I and J warrants and various other warrants. The Company has concluded that these instruments were either freestanding derivative instruments in their entirely, or contained embedded derivatives, and should have been accounted for under SFAS No. 133 and EITF 00-19, as well as related interpretations of these standards. All such derivatives were required to be recognized as either assets or liabilities in the statement of financial position and measured at fair value in the statement of operations. At December 31, 2005, the only remaining instrument that needs this valuation is the Series E warrants, which expire on August 16, 2006. For a further discussion of this restatement and an assessment of each instrument, please see the Company's September 30, 2005 10-K, footnote 2.

Results of Operations

"Grant revenues and other" decreased by $45,660 during the three months ended December 31, 2005, compared to the same period of the previous year, due to the winding down of the work funded by the grants in 2005. The Company is continuing to apply for grants to support its work.

During the three month period ended December 31, 2005, research and development expenses decreased by $266,215. In the previous year, expenses were higher because the Company was working on the Phase III application for Multikine.

During the three month period ended December 31, 2005, general and administrative expenses increased by $40,822. An increase in public relations and corporate presentation expenses and the employee stock option expense required by SFAS 123R was partially offset by a decrease in accounting fees.

Interest income during the three months ended December 31, 2005 decreased by $6,416. The decrease was because the balances in the interest bearing accounts declined.

Research and Development Expenses

During the three month periods ended December 31, 2005 and 2004, the Company's research and development efforts involved Multikine and L.E.A.P.S.. The table below shows the research and development expenses associated with each project during the three-month periods.

                                       Three Months Ended
                                          December 31,
                                     ----------------------
                                      2005             2004

                  MULTIKINE         $383,897         $614,573

                  L.E.A.P.S.          50,992           86,531
                                    --------         --------
                      TOTAL         $434,889         $701,104
                                    ========         ========

In August, 2005, the Canadian regulatory agency, the Biologics and Genetic Therapies Directorate, concurred with the initiation of a global Phase III clinical trial in head and neck cancer patients using Multikine. On January 4, 2005, the Company announced that it had submitted a Phase III clinical trial protocol to the U.S. Food and Drug Administration ("FDA") for the use of its investigational immunotherapy drug Multikine in the treatment of advanced primary squamous cell carcinoma of the oral cavity. Additional information in support of and to provide the rationale for the Phase III trial (final reports of clinical trials conducted with Multikine to date and manufacturing and testing information) was included with this submission. The Company met with FDA in April of 2005 and again in October of 2005 to discuss the Phase III trial. The meeting was very useful and productive, and the Company views it as the start of a continuing dialogue with the Agency on this matter. It is clear that the FDA recognizes the need for new and improved therapies for head and neck cancer patients, and it appears to be amenable to new approaches. The Company found the FDA's evaluation of the plan supportive and helpful. A number of specific technical aspects of the Company's development plan were discussed and the FDA made several suggestions as to how the plan could be improved. The Company provided additional information to the FDA in 2005, and is waiting for the FDA's response. The Company is unable to estimate the future costs of research and clinical trials involving Multikine since the Company has not yet finalized the design of future clinical trials. Until the scope of these trials is known, the Company will not be able to price any future trials with clinical trial organizations.

As of December 31, 2005 the Company was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. As with Multikine, the Company does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology. Consequently, the Company cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects.

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

Stock Options and Warrants - In October 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). This statement encourages but does not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Options to non-employees are accounted for in accordance with FASB's Emerging Issues Task Force (EITF) Issue 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model. The Black-Scholes model requires management to make assumptions regarding the fair value of the options at the date of grant and the expected life of the options. Using the modified prospective transition method of adoption, CEL-SCI reflects compensation expense in the financial statements beginning October 1, 2005. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS No. 123R. As such, compensation expense will be recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005 as well as for the portion of awards previously granted that vested during the quarter ended December 31, 2005. For the three months ended December 31, 2005, the Company recorded $51,798 in general and administrative expense for the cost of employee options. The Company determines the fair value of the employee compensation using the Black Scholes method of valuation. No corresponding expense was recorded for the three months ended December 31, 2004 because the statement did not require the cost to be recorded in that period.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. The Company has only one derivative financial instrument at December 31, 2005, the Series E warrants, which will expire in August of 2006. Additionally, the Company is not exposed to interest rate risks due to the fact the Company has no outstanding debt as of June 30, 2005. Further, there is no exposure to risks associated with foreign exchange rate changes because none of the operations of the Company are transacted in a foreign currency. The interest rate risk in investments is considered immaterial due to the fact that all investments have maturities of 3 months or less.

Item 4.  CONTROLS AND PROCEDURES

Geert Kersten, CEL-SCI's Chief Executive and Financial Officer, has evaluated the effectiveness of CEL-SCI's disclosure controls and procedures as of December 31, 2005, and in his opinion CEL-SCI's disclosure controls and procedures ensure that material information relating to CEL-SCI, including CEL-SCI's consolidated subsidiary, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Kersten there have been no significant changes in CEL-SCI's internal controls or in other factors that could significantly affect CEL-SCI's internal controls subsequent to the date of evaluation, and as a result, no corrective actions with regard to significant deficiencies or material weakness in CEL-SCI's internal controls were required with the exception of accounting for certain derivatives under FAS 133 and EITF 00-19. Subsequent to September 30, 2005, CEL-SCI adopted additional accounting policies and internal controls to address the issues raised by the restatement of previously issued financial statements for the years ended September 30, 2004 and 2003.

                                   PART II


Item 2.     Changes in Securities and Use of Proceeds

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item 5.  Other Information

      None

Item 6.

      (a)    Exhibits

Number      Exhibit
------      -------
31          Rule 13a-14(a) Certifications

32          Section 1350 Certifications

      (b)    Reports on Form 8-K

The Company filed no reports on Schedule 8-K during the quarter ended December 31, 2005.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CEL-SCI CORPORATION


Date: May 15, 2006                        /s/ Geert Kersten
                                          ----------------------------
                                          Geert Kersten
                                          Chief Executive Officer*



*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer