Form 10QSB
period 2006-03-31
CEL SCI CORP
filed 2006-05-18
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

                                      OR

(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION

       Colorado                                           84-0916344
--------------------------                            --------------------
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

            Yes: X                      No ____

Indicate by check mark whether the Registrant is an accelerated filer (as that term is defined in Exchange Act Rule 12b-2).

            Yes ___                     No: X

         Class of Stock           No. Shares Outstanding              Date

            Common                      80,745,847                May 15, 2006

                                     TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1.                                                                 Page

   Condensed Consolidated Balance Sheet (unaudited)                       3
   Condensed Consolidated Statements of Operations (unaudited)           4-5
   Condensed Consolidated Statement of Cash Flow (unaudited)             6-7
   Notes to Condensed Consolidated Financial Statements (unaudited)       8


Item 2.
   Management's Discussion and Analysis of Financial Condition            14
        and Results of Operations

Item 3.
   Quantitative and Qualitative Disclosures about Market Risks           18

Item 4.
   Controls and Procedures                                               18

PART II

Item 2.
   Changes in Securities and Use of Proceeds                             19

Item 4.
   Submission of Matters to a Vote of Security Holders                   19

Item 5.
   Other Information                                                     19

Item 6.
   Exhibits and Reports on Form 8-K                                      19

   Signatures                                                            20

Item 1.   FINANCIAL STATEMENTS


                              CEL-SCI CORPORATION
                              -------------------
                                    CONDENSED
                          CONSOLIDATED BALANCE SHEETS
                            ------------------------
                                  (unaudited)

ASSETS                                             March 31,     September 30,
                                                     2006            2005
                                                --------------------------------
 CURRENT ASSETS:
   Cash and cash equivalents                    $  1,736,813      $ 1,957,614
   Interest and other receivables                     21,936           21,164
   Prepaid expenses and laboratory supplies          440,144          432,652
   Deferred financing costs                            5,000               --
                                                 -----------       ----------
         Total current assets                      2,203,893        2,411,430

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation of $1,738,288
     and $1,690,788                                  134,635          181,541
 PATENT COSTS- less accumulated amortization of
    $855,448 and $816,169                            518,059          484,553
 DEPOSITS                                             14,828           14,828
                                                ------------       ----------
                TOTAL ASSETS                    $  2,871,415       $3,092,352
                                                ============       ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable                             $    197,254       $   74,354
   Accrued expenses                                   85,221           74,619
   Due to employees                                   22,692           22,880
   Derivative instruments - current portion            3,110            1,280
                                                ------------       ----------
        Total current liabilities                    308,277          173,133

   Derivative instruments - noncurrent portion            --          811,180
   Deposits held                                       3,000            3,000
                                                ------------       ----------
        Total liabilities                            311,277          987,313

 STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; authorized,
    200,000,000 shares; issued and outstanding,
    79,059,181 and 74,494,206 shares at March 31,
    2006 and September 30, 2005, respectively        790,592          744,942
   Additional paid-in capital                    103,096,943      100,359,296
   Accumulated deficit                          (101,327,397)     (98,999,199)
                                                ------------      ------------
           Total stockholders' equity              2,560,138        2,105,039
                                                ------------      ------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   2,871,415     $  3,092,352
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

                              CEL-SCI CORPORATION
                              -------------------
                      CONDENSED CONSOLIDATED STATEMENTS OF
                                   OPERATIONS
                       ---------------------------------
                                  (unaudited)

                                                      Six Months Ended
                                                          March 31,
                                                     2006            2005
                                               ------------------------------
 REVENUES:
   Grant revenue and other                     $   66,662         $  185,292
                                               ----------         ----------

 EXPENSES:
   Research and development excluding
    depreciation of $37,021 and $63,099
    included below                                861,746          1,285,991
   Depreciation and amortization                   87,425            109,768
   General and administrative                   1,480,606          1,092,855
                                               ----------         -----------
            Total Operating Expenses            2,429,777          2,488,614
                                               ----------         ----------

 NET OPERATING LOSS                            (2,363,115)        (2,303,322)

 GAIN (LOSS) ON DERIVATIVE INSTRUMENTS             11,515           (107,855)

 INTEREST INCOME                                   23,402             32,294
                                               ----------         ----------

 NET LOSS                                     $(2,328,198)       $(2,378,883)
                                               ==========        ===========

 NET LOSS PER COMMON SHARE (BASIC)            $     (0.03)       $     (0.03)
                                               ==========        ============

 NET LOSS PER COMMON SHARE (DILUTED)          $     (0.03)       $     (0.03)
                                               ===========       ============

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                          76,677,015         72,232,732
                                               ==========        ============




            See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION
                              -------------------
                      CONDENSED CONSOLIDATED STATEMENTS OF
                                   OPERATIONS
                       ---------------------------------
                                  (unaudited)

                                                    Three Months Ended
                                                        March 31,
                                                2006                 2005
                                               ----------------------------
 REVENUES:
   Grant revenue and other                   $ 36,815              $ 109,785
                                             --------              ---------

 EXPENSES:
   Research and development, excluding
    depreciation of $18,511 and $29,447
    included below                            426,857                584,887
   Depreciation and amortization               43,635                 53,089
   General and administrative                 907,570                560,641
                                            ---------               --------

        Total Operating Expenses            1,378,062              1,198,617
                                           ----------              ---------

 NET OPERATING LOSS                        (1,341,247)            (1,088,832)

 LOSS ON DERIVATIVE INSTRUMENTS                (1,822)               (75,082)

 INTEREST INCOME                               11,998                 14,474
                                          -----------             ----------

 NET LOSS                                $ (1,331,071)           $(1,149,440)
                                         =============           ===========

 NET LOSS PER COMMON SHARE (BASIC)       $      (0.02)           $     (0.02)
                                         =============           ===========

 NET LOSS PER COMMON SHARE (DILUTED)     $      (0.02)           $     (0.02)
                                         =============           ===========

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                      78,392,835             72,287,847
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

                               CEL-SCI CORPORATION
                               -------------------
                                    CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                        ---------------------------------
                                   (unaudited)

                                                      Six Months Ended
                                                          March 31,
                                                     2006            2005
                                               ---------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS
                                               $ (2,328,198)     $(2,378,883)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                      87,425          109,768
  Issuance of common stock and stock options
      for services                                  144,718           7,972
  Common stock contributed to 401(k) plan            43,727          40,251
  Decrease in unearned compensation                      --          7,766
  Impairment loss on abandonment of patents              --          3,716
  Employee option cost                              103,596             --
  Impairment loss on retired equipment                  645            267
  (Gain) loss on derivative instruments             (11,515)       107,855
  Increase in receivables                              (772)       (24,461)
  (Increase) decrease  in prepaid expenses           (7,492)        85,301
  Increase in deferred financing costs               (5,000)            --
  Increase in accrued expenses                       10,602         23,577
  (Decrease) increase in amount due to employees       (188)        21,848
  Increase (decrease) in accounts payable            86,241        (29,525)
                                               ------------       --------
NET CASH USED FOR OPERATING ACTIVITIES
                                                 (1,876,211)    (2,024,548)
                                               ------------     ----------

CASH FLOWS USED FOR  INVESTING ACTIVITIES:
  Purchase of equipment                              (1,885)       (65,368)
  Patent costs                                      (36,126)       (31,014)
                                               ------------      ----------
NET CASH USED FOR INVESTING ACTIVITIES              (38,011)       (96,382)
                                               ------------      ----------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Private placement proceeds                      1,000,000             --
  Drawdown on equity line (net)                     677,727             --
  Proceeds from exercise of stock options            15,694         30,649
                                               ------------      ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES         1,693,421         30,649
                                               ------------      ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS          (220,801)    (2,090,281)

CASH AND CASH EQUIVALENTS:
  Beginning of period                             1,957,614      4,263,631
                                                -----------     ----------
  End of period                                 $ 1,736,813     2,173,350
                                              ============      ==========

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

                               CEL-SCI CORPORATION
                               -------------------
                                    CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                        ---------------------------------
                                  (unaudited)
                                  (continued)

                                                       Six Months Ended
                                                           March 31,
                                                      2006           2005
                                                --------------------------------
SUPPLEMENTAL INFORMATION ON NONCASH
TRANSACTIONS:

Equipment costs included in accounts payable:
Increase in accounts payable                    $       --      $      367
Increase in equipment                                   --            (367)
                                                ----------      -----------

                                                $       --     $        --
                                                ==========     ===========

Patent costs included in accounts payable:
Increase in accounts payable                    $   36,659     $    4,440
Increase in patent costs                           (36,659)        (4,440)
                                                ----------     ----------
                                                $       --     $       --
                                                ==========     ==========

Reclassification of derivative instruments:
Decrease in derivative instruments             $   797,835     $       --
Increase in additional paid-in capital            (797,835)            --
                                                ----------     ----------
                                                $       --     $       --
                                                ==========     ==========

Cost of new warrants and repricing of old
warrants on private placement:
   Additional paid-in capital                   $  315,108     $       --
Additional paid-in capital                        (315,108)            --
                                                ----------     ----------
                                                $       --     $       --
                                                ==========     ==========

                                                                    concluded


            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (unaudited)



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

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of March 31, 2006 and the results of operations for the three and six-month periods then ended. The condensed consolidated balance sheet as of September 30, 2005 is derived from the September 30, 2005 audited consolidated financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the three and six-month periods ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire year.

     Significant accounting policies are as follows:

     Principles of Consolidation--The consolidated financial statements include the accounts of CEL-SCI Corporation and its wholly owned subsidiary, Viral Technologies, Inc. All intercompany transactions have been eliminated upon consolidation.

     Research and Office Equipment--Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Repairs and maintenance are expensed when incurred. During the six-month periods ended March 31, 2006 and 2005, the Company retired equipment with a net book value of $645 and $267 respectively.

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

     Patents--Patent expenditures are capitalized and amortized using the straight-line method over 17 years. In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the six months ended March 31, 2006 and 2005, the Company recorded patent impairment charges of $-0- and $3,716, respectively. These charges are the net book value of patents abandoned during the period and such amount is included in general and administrative expenses. Based on current patent applications and issued patents, CEL-SCI expects that the amortization of patent expenses will total approximately $350,000 during the next five years.

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

     Stock-Based Compensation--In October 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). This statement encouraged but did not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company had elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion
     No.  25,   Accounting   for  Stock   Issued  to   Employees   and   related
     Interpretations". In December 2004 the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires companies to recognize expense associated with share based compensation arrangements, including employee stock options, using a fair value-based option pricing model. SFAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employees. Using the modified prospective transition method of adoption, CEL-SCI reflects compensation expense in the financial statements beginning October 1, 2005. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS No. 123R. As such, compensation expense will be recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005 as well as for the portion of awards previously granted that vested during the period ended March 31, 2006. For the six months ended March 31, 2006, the Company recorded $103,596 in general and administrative expense for the cost of employee options. The Company determines the fair value of the employee compensation using the Black Scholes method of valuation. No corresponding expense was recorded for the six months ended March 31, 2005 because the statement did not require the cost to be recorded in that period. Under SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was in effect during the six months ended March 31, 2005, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                                                    Three
                                            Six Months Ended      Months Ended
                                             March 31, 2005      March 31, 2005
      Net loss:
      As reported and amended                 $(2,328,198)      $(1,331,071)

      Add:  Total stock-based employee
      compensation expense determined
      under fair-value-based method for
      all awards, net of related tax effects     (274,840)         (148,590)
                                               -----------      ------------
      Pro forma net loss, as amended          $(2,603,038)      $(1,479,661)
                                              ===========       ============
      Net loss per share, as reported
      and amended                             $      0.03        $     0.02
                                              ===========       ===========
      Pro forma net loss per share            $      0.03        $     0.02
                                              ===========        ==========

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

     During the six months ended March 31, 2006, the Company issued stock and stock options for services to a nonemployee with a fair value of $144,718. During the three months ended March 31, 2005, the Company issued stock or stock options for services to a nonemployee with a fair value of $7,972.

D.   FINANCING TRANSACTIONS

     In July and September 2002, the Company sold convertible notes, plus Series G warrants, to a group of private investors. As of the year ended September 30, 2003, all of the notes had been converted into common stock. The Series G warrants allow the holders to purchase up to 900,000 shares of the Company's common stock. The warrant price was $0.145 as of March 31, 2006. As of March 31, 2006, 621,648 warrants had been exercised and 278,352 warrants remain outstanding. In addition, in January 2003, the Company sold convertible notes, plus Series H warrants to purchase 1,100,000 shares of common stock, to a group of private investors. As of October 2, 2003, all of the Series H notes had been converted into common stock. The Series H warrant price was $0.25 as of March 31, 2006. As of March 31, 2006, 759,792 warrants had been exercised and 340,208 warrants remain outstanding. Both the Series G and Series H warrants were exercised in a cashless transaction.

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

E.    RESTATEMENT OF FINANCIAL STATEMENTS

     Subsequent to the issuance of the Company's September 30, 2004 consolidated financial statements, the Company determined that it had erroneously accounted for certain financial instruments, including free-standing and embedded derivatives within such instruments, issued by the Company from fiscal year 1992 through November 2003. Specifically, the instruments erroneously accounted for were: the Series E Preferred Stock, the Cambrex Convertible Note Payable, Series F, G and H Convertible Debt, the equity line of credit agreements, as well as Series I and J warrants and various other warrants. The Company has concluded that these instruments were either freestanding derivative instruments in their entirely, or contained embedded derivatives, and should have been accounted for under SFAS No. 133 and EITF 00-19, as well as related interpretations of these standards. All such derivatives were required to be recognized as either assets or liabilities in the statement of financial position and measured at fair value in the statement of operations. At March 31, 2006, the only remaining instrument that needs this valuation is the Series E warrants, which expire on August 16, 2006. For a further discussion of this restatement and an assessment of each instrument, please see the Company's September 30, 2005 10-K, footnote 2.

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

     On February 9, 2006, CEL-SCI sold 2,500,000 shares of its common stock and 750,000 warrants to one investor for $1,000,000. Each warrant entitles the holder to purchase one share of CEL-SCI's common stock at a price of $0.56 per share at any time prior to February 9, 2011. The warrants were valued at $238,986. In addition, 441,176 warrants previously issued to the investor were repriced and extended for one year. The revaluing of the warrants was valued at $76,122.

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

In July and September 2002, the Company sold convertible notes, plus 900,000 Series G warrants, to a group of private investors. By June 2, 2003, all of the notes had been converted into common stock. As of March 31, 2006, 621,648 warrants had been exercised and 278,352 warrants remain outstanding. In addition, in January 2003, the Company sold convertible notes, plus Series H warrants to purchase 1,100,000 shares of common stock, to a group of private investors. By October 2, 2003, all of the Series H notes had been converted into common stock. The Series H warrant price is currently $0.25. As of March 31, 2006, 759,792 warrants had been exercised and 340,208 warrants remain outstanding.

During April 2006, all of the remaining Series G and H warrants were converted into 618,560 shares of common stock in a cashless exercise.

On December 1, 2003, the Company sold 2,994,964 shares of its common stock to a group of private institutional investors for approximately $2,550,000, or $0.85 per share. As part of this transaction, the investors in the private offering received warrants which allow the investors to purchase approximately 900,000 shares of the Company's common stock at a price of $1.32 per share at any time prior to December 1, 2006. As of March 31, 2006, all warrants remain outstanding.

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

Subsequent to the issuance of the Company's September 30, 2004 consolidated financial statements, the Company determined that it had erroneously accounted for certain financial instruments, including free-standing and embedded derivatives within such instruments, issued by the Company from fiscal year 1992 through November 2003. Specifically, the instruments erroneously accounted for were: the Series E Preferred Stock, the Cambrex Convertible Note Payable, Series F, G and H Convertible Debt, the equity line of credit agreements, as well as Series I and J warrants and various other warrants. The Company has concluded that these instruments were either freestanding derivative instruments in their entirely, or contained embedded derivatives, and should have been accounted for under SFAS No. 133 and EITF 00-19, as well as related interpretations of these standards. All such derivatives were required to be recognized as either assets or liabilities in the statement of financial position and measured at fair value in the statement of operations. At March 31, 2006, the only remaining instrument that needs this valuation is the Series E warrants, which expire on August 16, 2006. For a further discussion of this restatement and an assessment of each instrument, please see the Company's September 30, 2005 10-K, footnote 2.

Results of Operations

"Grant revenues and other" decreased by $118,630 during the six months ended March 31, 2006, compared to the same period of the previous year, due to the winding down of the work funded by the grants in 2005. The Company is continuing to apply for grants to support its work. The decrease during the three-month period ended March 31, 2006 was $72,970 for the same reason.

During the six-month period ended March 31, 2006, research and development expenses decreased by $424,245. During the three-month period ended March 31, 2006, research and development expenses decreased by $158,030. In the previous year, expenses were higher because the Company was working on the Phase III application for Multikine.

During the three and six-month periods ended March 31, 2006, general and administrative expenses increased by $346,929 and $387,751, respectively. An increase in public relations and corporate presentation expenses and the employee stock option expense required by SFAS 123R was the cause of the decrease.

Interest income during the six months ended March 31, 2006 decreased by $8,892. The decrease was because the balances in the interest bearing accounts declined. For the same reason, interest income during the three months ended March 31, 2006 decreased by $2,476.

The gain on derivative instruments of $11,515 for the six months ended March 31, 2006, compared to a loss of $107,855 for the same period of 2005 was the result of an increase in the Company's stock price during the period. The loss on derivative instruments of $1,822 during the three months ended March 31, 2006 compared to a loss of $75,082 for the same period in 2005 was the result of a reclassification to equity of all derivative instruments except for the Series E warrants on December 27, 2005.

Research and Development Expenses

During the six and three-month periods ended March 31, 2006 and 2005, the Company's research and development efforts involved Multikine and L.E.A.P.S.. The table below shows the research and development expenses associated with each project during the six and three-month periods.

                          Six Months Ended           Three Months Ended
                              March 31,                    March   31,
                        ------------------          -----------------------
                        2006          2005           2006             2005
                        ----         -----           ----             ----

   MULTIKINE         $752,932      $1,096,242      $369,035         $481,537

   L.E.A.P.S.         108,814         189,749        57,822          103,218
                     --------      ----------      --------         --------
       TOTAL         $861,746      $1,285,991      $426,857         $584,755
                     ========      ==========      ========         ========

In August  2005,  the Canadian  regulatory  agency,  the  Biologics and Genetic
Therapies Directorate, concurred with the initiation of a global Phase III clinical trial in head and neck cancer patients using Multikine. On January 4, 2005, the Company announced that it had submitted a Phase III clinical trial protocol to the U.S. Food and Drug Administration ("FDA") for the use of its investigational immunotherapy drug Multikine in the treatment of advanced primary squamous cell carcinoma of the oral cavity. Additional information in support of and to provide the rationale for the Phase III trial (final reports of clinical trials conducted with Multikine to date and manufacturing and testing information) was included with this submission. The Company met with FDA in April of 2005 and again in October of 2005 to discuss the Phase III trial. The meeting was very useful and productive, and the Company views it as the start of a continuing dialogue with the Agency on this matter. It is clear that the FDA recognizes the need for new and improved therapies for head and neck cancer patients, and it appears to be amenable to new approaches. The Company found the FDA's evaluation of the plan supportive and helpful. A number of specific technical aspects of the Company's development plan were discussed and the FDA made several suggestions as to how the plan could be improved. The Company provided additional information to the FDA in 2005, and is waiting for the FDA's response.. The Company is unable to estimate the future costs of research and clinical trials involving Multikine since the Company has not yet finalized the design of future clinical trials. Until the scope of these trials is known, the Company will not be able to price any future trials with clinical trial organizations.

As of March 31, 2006 the Company was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. As with Multikine, the Company does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology. Consequently, the Company cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects. In April 2006 the Company filed a provisional U.S. patent application covering CEL-1000 for the prevention/treatment of bird flu and/or as an adjuvant to be included in a bird flue vaccine.

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

Stock Options and Warrants - In October 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based (SFAS No. 123). This statement encourages but does not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company has elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Options to non-employees are accounted for in accordance with FASB's Emerging Issues Task Force (EITF) Issue 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model. The Black-Scholes model requires management to make assumptions regarding the fair value of the options at the date of grant and the expected life of the options. Using the modified prospective transition method of adoption, CEL-SCI reflects compensation expense in the financial statements beginning October 1, 2005. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS No. 123R. As such, compensation expense will be recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005 as well as for the portion of awards previously granted that vested during the period ended March 31, 2006. For the six months ended March 31, 2006, the Company recorded $103,596 in general and administrative expense for the cost of employee options. The Company determines the fair value of the employee compensation using the Black Scholes method of valuation. No corresponding expense was recorded for the six months ended March 31, 2005 because the statement did not require the cost to be recorded in that period.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. The Company has only one derivative financial instrument at March 31, 2006, the Series E warrants, which will expire in August of 2006. Additionally, the Company is not exposed to interest rate risks due to the fact the Company has no outstanding debt as of March 31, 2006. Further, there is no exposure to risks associated with foreign exchange rate changes because none of the operations of the Company are transacted in a foreign currency. The interest rate risk in investments is considered immaterial due to the fact that all investments have maturities of 3 months or less.

Item 4.  CONTROLS AND PROCEDURES

Geert Kersten, CEL-SCI's Chief Executive and Financial Officer, has evaluated the effectiveness of CEL-SCI's disclosure controls and procedures as of March 31, 2006, and in his opinion CEL-SCI's disclosure controls and procedures ensure that material information relating to CEL-SCI, including CEL-SCI's consolidated subsidiary, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Kersten there have been no significant changes in CEL-SCI's internal controls or in other factors that could significantly affect CEL-SCI's internal controls subsequent to the date of evaluation, and as a result, no corrective actions with regard to significant deficiencies or material weakness in CEL-SCI's internal controls were required with the exception of accounting for certain derivatives under FAS 133 and EITF 00-19. Subsequent to September 30, 2005, CEL-SCI adopted additional accounting policies and internal controls to address the issues raised by the restatement of previously issued financial statements for the years ended September 30, 2004 and 2003.

                                     PART II


Item 2.     Changes in Securities and Use of Proceeds

      None

Item 4.  Submission of Matters to a Vote of Security Holders

      None

Item 5.  Other Information

      None

Item 6.

      (a)    Exhibits

Number    Exhibit

31        Rule 13a-14(a) Certifications

32        Section 1350 Certifications

      (b)    Reports on Form 8-K

The Company filed two reports on Schedule 8-K during the quarter ended March 31, 2006. Both Schedule 8-K filings discussed the late filing of the Company's Form 10-K for the fiscal year ended September 30, 2005.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       CEL-SCI CORPORATION


Date: May 16, 2006                     /s/ Geert Kersten
                                       --------------------------------
                                       Geert Kersten
                                       Chief Executive Officer*


*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer