Form 10-Q/A
period 2005-12-31
CEL SCI CORP
filed 2006-07-18
CIK 725363

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

For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION



             Colorado                                    84-0916344
    ---------------------------                 ----------------------------
    State or other jurisdiction                       (IRS) Employer
          incorporation                            Identification Number

                        8229 Boone Boulevard, Suite 802
                            Vienna, Virginia  22182
                         -----------------------------
                    Address of principal executive offices

                                (703)  506-9460
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

            Yes __________                      No ____X_____

Indicate by check mark whether the Registrant is an accelerated filer (as that term is defined in Exchange Act Rule 12b-2).

            Yes _________                       No _____X____


         Class of Stock           No. Shares Outstanding            Date
         --------------           ----------------------            ----
           Common                       80,745,847              May 15, 2006

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1.                                                                 Page
                                                                        ----

      Condensed Consolidated Balance Sheet (unaudited)                     3
      Condensed Consolidated Statement of Operations (unaudited)           4
      Condensed Consolidated Statement of Cash Flow (unaudited)          5-6
      Notes to Condensed Consolidated Financial Statements (unaudited)     7


Item 2.
      Management's Discussion and Analysis of Financial Condition         15
        and Results of Operations

Item 3.
      Quantitative and Qualitative Disclosures about Market Risks         20

Item 4.
      Controls and Procedures                                             20

PART II

Item 2.
      Changes in Securities and Use of Proceeds                           22

Item 4.
      Submission of Matters to a Vote of Security Holders                 22

Item 5.
      Other Information                                                   22

Item 6.
      Exhibits and Reports on Form 8-K                                    22

      Signatures                                                          23

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

      Stock-Based Compensation--In October 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). This statement encouraged but did not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company had elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board

                              CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                  (unaudited)

      Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations". In December 2004 the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires companies to recognize expense associated with share based compensation arrangements, including employee stock options, using a fair value-based option pricing model. SFAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employees. Using the modified prospective transition method of adoption, CEL-SCI reflects compensation expense in the financial statements beginning October 1, 2005. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS No. 123R. As such, compensation expense will be recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005 as well as for the portion of awards previously granted that vested during the quarter ended December 31, 2005. For the three months ended December 31, 2005, the Company recorded $51,798 in general and administrative expense for the cost of employee options. The Company's options vest over a three-year period from the date of grant. After one year, the stock is one-third vested, with an additional one-third vesting after two years and the final one-third vesting at the end of the three-year period. There were no options granted during the three-month period ended December 31, 2005. Options are granted with an exercise price equal to the closing bid price of the Company's stock on the day before the grant. The Company determines the fair value of the employee compensation using the Black Scholes method of valuation. This method requires several assumptions, including the following assumptions for the options vesting during the three months ended December 31, 2005.

        Volatility                      74% - 106%
        Dividend yield                          0%
        Risk-free interest rate      3.12% - 4.25%
        Expected average life              5 years
        Exercise price per option    $0.22 - $1.67

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

      The following table summarizes stock option activity for the three months ended December 31, 2005.


Non-Qualified Stock Option Plan

                                  Outstanding                                                  Exercisable
             ------------------------------------------------------       ------------------------------------------------------

                                          Weighted                                                      Weighted
                                          Average                                                       Average
                        Weighted          Remaining      Aggregate                   Weighted           Remaining      Aggregate
             Number of  Average           Contractual    Intrinsic        Number of  Average            Contractual    Intrinsic
             Shares     Exercise Price    Term (Years)     Value          Shares     Exercise Price     Term (Years)    Value
             ------------------------------------------------------       ------------------------------------------------------

Outstanding
at October
1, 2005      6,215,363      0.66              5.80        642,085         4,642,893      0.76               4.98       432,032
Vested              -                                                             -
Granted             -                                                             -

Exercised     (71,335)      0.22              7.33         19,260           (71,335)     0.22               7.33        19,260
Forfeited           -                                                             -
Expired             -                                                             -
             ---------                                                      --------

Outstanding
at December
31, 2005     6,144,028      0.67              5.80        659,395         4,571,558      0.77               4.98       434,222


Incentive Stock Option Plan

                                  Outstanding                                                  Exercisable
             ------------------------------------------------------       ------------------------------------------------------

                                          Weighted                                                      Weighted
                                          Average                                                       Average
                        Weighted          Remaining      Aggregate                   Weighted           Remaining      Aggregate
             Number of  Average           Contractual    Intrinsic        Number of  Average            Contractual    Intrinsic
             Shares     Exercise Price    Term (Years)     Value          Shares     Exercise Price     Term (Years)    Value
             ------------------------------------------------------       ------------------------------------------------------


Outstanding
at October
1, 2005      3,972,633      0.68               6.18        630,833        2,885,968       0.81              5.52       418,334
Vested               -                                                            -
Granted              -                                                            -
Exercised            -                                                            -
Forfeited            -                                                            -
Expired              -                                                            -
             ---------                                                      --------

Outstanding
at December
31, 2005     3,972,633      0.68               6.18        683,000        2,885,968       0.81             5.52        451,800



      The total intrinsic value of options exercised during the three months ended December 31, 2005 and 2004 was $20,907 and $29,249, respectively.

      A summary of the status of the Company's non-vested options as of December 31, 2005 is presented below:

                              CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                 THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004
                                  (unaudited)

                                                        Weighted
                                                         Average
                                           Number of   Grant Date
                                           Shares      Fair Value
                                           ------------------------

      Non-Qualified Stock Option Plan
      -------------------------------

      Nonvested at October 1, 2005         1,572,470       $ 0.25
            Vested                                 -
            Granted                                -
            Forfeited                              -
            Expired                                -
                                           ----------


      Nonvested at December 31, 2005       1,572,470       $ 0.25

      Incentive Stock Option Plan
      ---------------------------

      Nonvested at October 1, 2005         1,055,465       $ 0.21
            Vested                                 -
            Granted                                -
            Forfeited                              -
            Expired                                -
                                            ----------


      Nonvested at December 31, 2005       1,055,465        $ 0.21
                                           ----------

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

                                                       Three Months Ended
                                                        December 31, 2004
      Net loss:
      As reported and amended                               $  (997,127)

      Add:  Total stock-based employee compensation
      expense determined under fair-value-based
      method for all awards, net of related tax effects        (126,250)
                                                            ------------

      Pro forma net loss, as amended                        $(1,123,377)
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

      FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140". The statement requires: 1) an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset; 2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value; 3) permits an entity to choose either the amortization method or the fair value measurement method for measuring the asset or liability; 4) permits a one-time reclassification of available-for-sale securities to trading securities; and 5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position. Since the Company has no servicing assets or servicing liabilities, the Company believes that there will be no impact on its results of operations or cash flows. The statement is effective for fiscal years beginning after September 15, 2006.

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


                                          CEL-SCI CORPORATION


Date: July 18, 2006                       /s/ Geert Kersten
                                          --------------------------------
                                          Geert Kersten
                                          Chief Executive Officer*



*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer