Form 10-Q/A
period 2006-03-31
CEL SCI CORP
filed 2006-07-18
CIK 725363

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

For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION



            Colorado                                        84-0916344
  ---------------------------                          ----------------------
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

            Yes ____X_____                      No __________

Indicate by check mark whether the Registrant is an accelerated filer (as that term is defined in Exchange Act Rule 12b-2).

            Yes _________                       No _____X____

         Class of Stock           No. Shares Outstanding             Date
         --------------           ----------------------             ----
             Common                     80,745,847              May 15, 2006

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1.                                                                 Page
------                                                                  ----

      Condensed Consolidated Balance Sheet (unaudited)                     3
      Condensed Consolidated Statements of Operations (unaudited)        4-5
      Condensed Consolidated Statement of Cash Flow (unaudited)          6-7
      Notes to Condensed Consolidated Financial Statements (unaudited)     8

Item 2.
      Management's Discussion and Analysis of Financial Condition         20
        and Results of Operations

Item 3.
      Quantitative and Qualitative Disclosures about Market Risks         24

Item 4.
      Controls and Procedures                                             24

PART II

Item 2.
      Changes in Securities and Use of Proceeds                           26

Item 4.
              Submission of Matters to a Vote of Security Holders
  26

Item 5.
      Other Information                                                   26

Item 6.
      Exhibits and Reports on Form 8-K                                    26

      Signatures                                                          27

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

      Stock-Based Compensation--In October 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). This statement encouraged but did not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company had elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board

      Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations". In December 2004 the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires companies to recognize expense associated with share based compensation arrangements, including employee stock options, using a fair value-based option pricing model. SFAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employees. Using the modified prospective transition method of adoption, CEL-SCI reflects compensation expense in the financial statements beginning October 1, 2005. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS No. 123R. As such, compensation expense will be recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005 as well as for the portion of awards previously granted that vested during the period ended March 31, 2006. For the six months ended March 31, 2006, the Company recorded $103,596 in general and administrative expense for the cost of employee options. The Company's options vest over a three-year period from the date of grant. After one year, the stock is one-third vested, with an additional one-third vesting after two years and the final one-third vesting at the end of the three-year period. There were no options granted during the six-month period ended March 31, 2006. Options are granted with an exercise price equal to the closing bid price of the Company's stock on the date before the grant. The Company determines the fair value of the employee compensation using the Black Scholes method of valuation. This method requires several assumptions, including the following assumptions for the options vesting during the six-months ended March 31, 2006.

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

      The following table summarizes stock option activity for the six months ended March 31, 2006.

Non-Qualified Stock Option Plan



Non-Qualified Stock Option Plan

                                  Outstanding                                                  Exercisable
             ------------------------------------------------------       ------------------------------------------------------

                                          Weighted                                                      Weighted
                                          Average                                                       Average
                        Weighted          Remaining      Aggregate                   Weighted           Remaining      Aggregate
             Number of  Average           Contractual    Intrinsic        Number of  Average            Contractual    Intrinsic
             Shares     Exercise Price    Term (Years)     Value          Shares     Exercise Price     Term (Years)    Value
             ------------------------------------------------------       ------------------------------------------------------

Outstanding
at October
1, 2005      6,215,363       0.66             5.80         642,085         4,642,893       0.76             4.98       432,032

Vested               -                                                             -
Granted
Exercised      (71,335)      0.22             7.33          19,260           (71,335)      0.22             7.33        19,260
Forfeited            -                                                             -
Expired              -                                                             -
             ---------                                                      --------

Outstanding
at December
31, 2005     6,144,028       0.67             5.80         659,395         4,571,558       0.77             4.98       434,222


Vested               -                                                             -
Granted
Exercised            -                                                             -
Forfeited            -                                                             -
Expired                                                                            -
             ---------                                                      --------

Outstanding
at March 31,
2006        6,144,028       0.67              5.51       1,486,298         4,571,558       0.77             4.77      932,715


                              CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED MARCH 31, 2006 AND 2005
                                  (unaudited)

Incentive Stock Option Plan

                                  Outstanding                                                  Exercisable
             ------------------------------------------------------       ------------------------------------------------------

                                          Weighted                                                      Weighted
                                          Average                                                       Average
                        Weighted          Remaining      Aggregate                   Weighted           Remaining      Aggregate
             Number of  Average           Contractual    Intrinsic        Number of  Average            Contractual    Intrinsic
             Shares     Exercise Price    Term (Years)     Value          Shares     Exercise Price     Term (Years)    Value
             ------------------------------------------------------       ------------------------------------------------------

Outstanding
at October
1, 2005     3,972,633        0.68            6.18          630,833         2,885,968       0.81            5.52        418,334

Vested              -                                                              -
Granted             -                                                              -
Exercised           -                                                              -
Forfeited           -                                                              -
Expired             -                                                              -
            ---------                                                      ---------

Outstanding
at December
31, 2005   3,972,633         0.68            6.18          683,000         2,885,968       0.81           5.52         451,800

Vested        33,333         1.13                                -            33,333       1.13                              -
Granted            -                                                               -
Exercised          -                                                               -
Forfeited          -                                                               -
Expired        1,500         1.05                                -             1,500       0.05                              -
            ---------                                                      ---------

Outstanding
at March 31,
2006        3,971,133        0.68            5.93        1,329,400         2,917,801       0.82           5.35         853,400



      The total intrinsic value of options exercised during the six months ended March 31, 2006 and 2005 was $20,907 and $47,851, respectively.

      A summary of the status of the Company's non-vested options as of March 31, 2006 is presented below:

                                                        Weighted
                                                        Average
                                           Number of   Grant Date
                                             Shares    Fair Value
                                           ---------   ----------

      Non-Qualified Stock Option Plan
      -------------------------------


      Nonvested at October 1, 2005         1,572,470      $ 0.25
      Vested                                       -
      Granted                                      -
      Forfeited                                    -
      Expired                                      -
                                           ---------

      Nonvested at December 31, 2005       1,572,470      $ 0.25
      Vested                                       -
      Granted                                      -
      Forfeited                                    -
      Expired                                      -
                                           ---------

      Nonvested at March 31, 2006          1,572,470      $ 0.25

                              CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED MARCH 31, 2006 AND 2005
                                  (unaudited)


      Incentive Stock Option Plan
      ---------------------------

      Nonvested at October 1, 2005         1,086,665      $ 0.21
      Vested
      Granted                                      -
      Forfeited                                    -
      Expired                                      -
                                           ---------


      Nonvested at December 31, 2005       1,086,665      $ 0.21
      Vested                                 (33,333)     $ 0.79
      Granted                                      -
      Forfeited                                    -
      Expired                                      -
                                          ----------


      Nonvested at March 31, 2006          1,053,332      $ 0.18

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

                                          Six Months Ended   Three Months Ended
                                            March 31, 2005      March 31, 2005
      Net loss:
      As reported and amended               $(2,328,198)         $(1,331,071)

      Add:  Total stock-based employee
      compensation expense determined
      under fair-value-based method for
      all awards, net of related tax effects   (274,840)            (148,590)
                                             -----------          -----------

      Pro forma net loss, as amended        $(2,603,038)         $(1,479,661)
                                            ============         ============

      Net loss per share, as reported
       and amended                                $0.03                $0.02
                                            ============         ============

      Pro forma net loss per share                $0.03                $0.02
                                            ============         ============

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

During the three and six-month periods ended March 31, 2006, general and administrative expenses increased by $346,929 and $387,751, respectively. An increase in public relations and corporate presentation expenses and the employee stock option expense required by SFAS 123R was the cause of the increase.

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

                             Six Months Ended        Three Months Ended
                                March 31,                 March 31,
                             ----------------        ------------------
                             2006        2005        2006          2005
                             ----        ----        ----          ----

   MULTIKINE              $752,932   $1,096,242     $369,035    $481,537
   L.E.A.P.S.              108,814      189,749       57,822     103,218
                          --------   ----------     --------    --------
       TOTAL              $861,746   $1,285,991     $426,857    $584,755
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

As of March 31, 2006 the Company was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. As with Multikine, the Company does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology. Consequently, the Company cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects. In April 2006 the Company filed a provisional U.S. patent application covering CEL-1000 for the prevention/treatment of bird flu and/or as an adjuvant to be included in a bird flu vaccine.

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