Form 10-Q
period 2006-06-30
CEL SCI CORP
filed 2006-08-14
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
 (X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006


                                      OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION
              ---------------------------------------------------

         Colorado                                            84-0916344
  -------------------------                             ----------------------
State or other jurisdiction                               (IRS) Employer
        incorporation                                    Identification Number

                         8229 Boone Boulevard, Suite 802
                             Vienna, Virginia 22182
                 --------------------- -----------------------
                     Address of principal executive offices

                                 (703) 506-9460
                     -------------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes ____X_____                      No __________


Indicate by check mark whether the Registrant is an accelerated filer (as that term is defined in Exchange Act Rule 12b-2).

            Yes _________                       No _____X____


         Class of Stock           No. Shares Outstanding             Date
         --------------           ----------------------             ----
            Common                      81,512,038              August 1, 2006

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1.                                                                 Page
                                                                        ----

      Condensed Consolidated Balance Sheet (unaudited)                     3
      Condensed Consolidated Statements of Operations (unaudited)        4-5
      Condensed Consolidated Statement of Cash Flow (unaudited)          6-7
      Notes to Condensed Consolidated Financial Statements (unaudited)     8


Item 2.
      Management's Discussion and Analysis of Financial Condition         20
        and Results of Operations

Item 3.
      Quantitative and Qualitative Disclosures about Market Risks         24

Item 4.
      Controls and Procedures                                             24

PART II

Item 2.
      Changes in Securities and Use of Proceeds                           25

Item 4.
              Submission of Matters to a Vote of Security Holders         25

Item 5.
      Other Information                                                   25

Item 6.
      Exhibits and Reports on Form 8-K                                    25

      Signatures                                                          26

Item 1.   FINANCIAL STATEMENTS

                               CEL-SCI CORPORATION
                               -------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            ------------------------
                                   (unaudited)

 ASSETS                                              June 30,      September 30,
                                                      2006              2005
                                                     --------      -------------
 CURRENT ASSETS:
   Cash and cash equivalents                       $ 1,360,943     $ 1,957,614
   Interest and other receivables                       30,419          21,164
   Prepaid expenses and laboratory supplies            700,056         432,652
   Deferred financing costs                              5,000              --
                                                   ------------    ------------
         Total current assets                        2,096,418       2,411,430

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation of
   $1,760,760 and $1,690,788                           112,163         181,541

 PATENT COSTS- less accumulated
   amortization of  $875,694 and $816,169              504,647         484,553

 DEPOSITS                                               14,828          14,828
                                                   ------------    ------------
                TOTAL ASSETS                       $ 2,728,056     $ 3,092,352
                                                   ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable                                $  112,083      $    74,354
   Accrued expenses                                    78,007           74,619
   Due to employees                                    60,882           22,880
   Derivative instruments - current portion             1,495            1,280
                                                   ------------    ------------
        Total current liabilities                     252,467          173,133

   Derivative instruments - noncurrent portion             --          811,180
   Deposits held                                        3,000            3,000
                                                   ------------    ------------
        Total liabilities                             255,467          987,313

 STOCKHOLDERS' EQUITY
   Common stock, $.01 par value; authorized,
   200,000,000 shares; issued and outstanding,
   81,462,038 and 74,494,206 shares at June 30,
   2006 and September 30, 2005, respectively          814,620          744,942
   Additional paid-in capital                     104,279,407      100,359,296
   Accumulated deficit                           (102,621,438)     (98,999,199)
                                                   ------------    ------------
           Total stockholders' equity               2,472,589        2,105,039
                                                   ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 2,728,056      $ 3,092,352
                                                  =============    ============

            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        ---------------------------------
                                   (unaudited)
                                                   Nine Months Ended June 30,
                                                   -------------------------
                                                      2006           2005
                                                      ----           ----
 REVENUES:
   Grant revenue and other                        $  106,370     $  223,395
                                                  ----------     -----------

 EXPENSES:
   Research and development excluding
    depreciation of $55,532 and $49,999
    included below                                 1,290,843      1,824,044
   Depreciation and amortization                     130,143        149,590
   General and administrative                      2,353,956      1,537,454
                                                 -----------    ------------

              Total Operating Expenses             3,774,942      3,511,088
                                                 -----------    ------------

 NET OPERATING LOSS                               (3,668,572)    (3,287,693)

 GAIN ON DERIVATIVE INSTRUMENTS                       13,130        211,715

 INTEREST INCOME                                      33,203         43,309
                                                 -----------    ------------
NET LOSS                                        $(3,622,239)    $(3,032,669)
                                                 ===========     ===========

 NET LOSS PER COMMON SHARE (BASIC)              $     (0.05)    $     (0.04)
                                                ============    ============

 NET LOSS PER COMMON SHARE (DILUTED)            $     (0.05)    $     (0.04)
                                                ============    ============

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                             78,076,239      72,316,654
                                               =============      ==========




            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        ---------------------------------
                                   (unaudited)

                                                     Three Months Ended June 30,
                                                     --------------------------
                                                        2006             2005
                                                        ----             ----
 REVENUES:
   Grant revenue and other                           $   39,708      $   38,103
                                                    ------------   -------------

 EXPENSES:
   Research and development, excluding
   depreciation of $18,511 and $16,666
   included below                                        429,097        538,053
   Depreciation and amortization                          42,718         39,822
   General and administrative                            873,350        444,599
                                                    ------------   -------------

                   Total Operating Expenses            1,345,165      1,022,474
                                                    ------------   -------------

 NET OPERATING LOSS                                   (1,305,457)      (984,371)

 GAIN ON DERIVATIVE INSTRUMENTS                            1,615        319,570

 INTEREST INCOME                                           9,801         11,015
                                                    ------------   -------------

 NET LOSS                                           $ (1,294,041)  $   (653,786)
                                                    =============  =============

 NET LOSS PER COMMON SHARE (BASIC)                  $      (0.02)  $      (0.01)
                                                    =============  =============

 NET LOSS PER COMMON SHARE (DILUTED)                $      (0.02)  $      (0.01)
                                                    =============  =============
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                                 80,874,687     72,484,497
                                                    =============  =============






            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                        ---------------------------------
                                   (unaudited)

                                                      Nine Months Ended June 30,
                                                        2006             2005
                                                        ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                           $ (3,622,239)  $ (3,032,669)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                         130,143        149,590
  Issuance of common stock, warrants and
   stock options for services                           605,951          7,972
  Employee option cost                                  142,690             --
  Common stock contributed to 401(k) plan                64,663         60,928
  Decrease in unearned compensation                          --         11,649
  Impairment loss on abandonment of patents                  --          3,716
  Impairment loss on retired equipment                      645            267
  Gain on derivative instruments                        (13,130)      (211,715)
  (Increase) decrease  in receivables                    (9,255)         4,880
  (Increase) decrease  in prepaid expenses             (267,404)       123,069
  Increase in deferred financing costs                   (5,000)            --
  Increase in accrued expenses                            3,388         20,959
  Increase  in amount due to employees                   38,002         15,166
  Increase (decrease) in accounts payable                28,580        (28,173)
                                                   -------------  -------------
NET CASH USED FOR OPERATING ACTIVITIES               (2,902,966)    (2,874,361)
                                                   -------------  -------------

CASH FLOWS USED FOR  INVESTING ACTIVITIES:
  Purchase of equipment                                  (1,885)       (65,735)
  Patent costs                                          (70,470)       (39,992)
                                                   -------------  -------------
NET CASH USED FOR INVESTING ACTIVITIES                  (72,355)      (105,727)
                                                   -------------  -------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Private placement proceeds                          1,000,000             --
  Drawdown on equity line (net)                         677,727        163,636
  Proceeds from exercise of stock options
   and warrants                                         700,923         41,501
                                                   -------------  -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES             2,378,650        205,137
                                                   ------------  -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS              (596,671)    (2,774,951)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                 1,957,614      4,263,631
                                                   -------------  -------------

  End of period                                     $ 1,360,943    $ 1,488,680
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

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                        ---------------------------------
                                   (unaudited)
                                   (continued)

                                                      Nine Months Ended June 30,
                                                        2006             2005
                                                        ----             ----
SUPPLEMENTAL INFORMATION ON NONCASH TRANSACTIONS:

Patent costs included in accounts payable:
Increase in accounts payable                      $      9,149     $   38,135
Increase in patent costs                                (9,149)       (38,135)
                                                   ------------  -------------
                                                  $         --    $        --
                                                  =============  =============
Reclassification of derivative instruments:
Decrease in derivative instruments                $    797,835    $        --
Increase in additional paid-in capital                (797,835)            --
                                                   ------------  -------------
                                                  $         --    $        --
                                                  =============  =============

Cost  of new warrants and repricing of
 old warrants on private placement:
Decrease in additional paid-in capital            $  1,192,949    $        --
Increase in additional paid-in capital              (1,192,949)            --
                                                   ------------  -------------
                                                  $         --    $        --
                                                   ============  =============

Cashless exercise of warrants:
Decrease in additional paid-in capital            $      8,822    $        --
Increase in common stock                                (8,822)            --
                                                   ------------  -------------
                                                  $         --    $        --
                                                   ============  =============

                                                                   concluded




           See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (unaudited)


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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of June 30, 2006 and the results of operations for the three and nine-month periods then ended. The condensed consolidated balance sheet as of September 30, 2005 is derived from the September 30, 2005 audited consolidated financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the three and nine-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire year.

      Significant accounting policies are as follows:

      Principles of Consolidation -- The consolidated financial statements include the accounts of CEL-SCI Corporation and its wholly owned subsidiary, Viral Technologies, Inc. All intercompany transactions have been eliminated upon consolidation.

      Research and Office Equipment -- Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Repairs and maintenance are expensed when incurred. During the nine-month periods ended June 30, 2006 and 2005, the Company retired equipment with a net book value of $645 and $267 respectively.

      Research and Development Costs -- Research and development (R&D) expenditures are expensed as incurred. The Company has an agreement with Cambrex Bio Science, an unrelated corporation, for the production of Multikine(R), which is the Company's only product source. All production costs of Multikine are expensed to R&D immediately.

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (unaudited)

      Research and Development Grant Revenues -- The Company's grant arrangements are handled on a reimbursement basis. Grant revenues under the arrangements are recognized as grant revenue when costs are incurred.

      Patents -- Patent expenditures are capitalized and amortized using the straight-line method over 17 years. In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the nine months ended June 30, 2006 and 2005, the Company recorded patent impairment charges of $-0- and $3,716, respectively. These charges are the net book value of patents abandoned during the period and such amount is included in general and administrative expenses. Based on current patent applications and issued patents, CEL-SCI expects that the amortization of patent expenses will total approximately $350,000 during the next five years.

      Net Loss per Common Share -- Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Potentially dilutive common shares, including convertible options to purchase common stock, were excluded from the calculation because they are antidilutive.

      Prepaid Expenses and Laboratory Supplies -- The majority of prepaid expenses consist of bulk purchases of laboratory supplies used on a daily basis in the lab and items that will be used for future production. The items in prepaid expenses are expensed when used in production or daily activity as R&D expenses. These items are disposables and consumables and can be used for both the manufacturing of Multikine for clinical studies and in the laboratory for quality control and bioassay use. They can be used in training, testing and daily laboratory activities. Other prepaid expenses are payments for services over a long period and are expensed over the time period for which the service is rendered.

      Cash and Cash Equivalents -- For purposes of the statements of cash flows, cash and cash equivalents consists principally of unrestricted cash on deposit and short-term money market funds. The Company considers all highly liquid investments with a maturity when purchased of less than three months, and those investments that are readily convertible to known amounts of cash and are so close to maturity that they bear no interest rate risk, to be cash equivalents.

      Use of Estimates -- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (unaudited)

      Asset Valuations and Review for Potential Impairment -- The Company reviews its fixed assets every quarter. This review requires that the Company make assumptions regarding the value of these assets and the changes in circumstances that would affect the carrying value of these assets. If such analysis indicates that a possible impairment may exist, the Company is then required to estimate the fair value of the asset and, as deemed appropriate, expense all or a portion of the asset. The determination of fair value includes numerous uncertainties, such as the impact of competition on future value. The Company believes that it has made reasonable estimates and judgments in determining whether its long-lived assets have been impaired; however, if there is a material change in the assumptions used in our determination of fair values or if there is a material change in economic conditions or circumstances influencing fair value, the Company could be required to recognize certain impairment charges in the future.

      Stock-Based Compensation -- In October 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). This statement encouraged but did not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company had elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations". In December 2004 the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires companies to recognize expense associated with share based compensation arrangements, including employee stock options, using a fair value-based option pricing model. SFAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employees. Using the modified prospective transition method of adoption, CEL-SCI reflects compensation expense in the financial statements beginning October 1, 2005. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS No. 123R. As such, compensation expense will be recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005 as well as for the portion of awards previously granted that vested during the period ended June 30, 2006. For the nine months ended June 30, 2006, the Company recorded $142,690 in general and administrative expense for the cost of employee options. The Company's options vest over a three-year period from the date of grant. After one year, the stock is one-third vested, with an additional one-third vesting after two years and the final one-third vesting at the end of the three-year period. There were no options granted during the nine-month period ended June 30, 2006. Options are granted with an exercise price equal to the closing bid price of the Company's stock on the day before the grant. The Company determines the fair value of the employee compensation using the Black Scholes method of valuation. This method requires several assumptions, including the following assumptions for the options vesting during the nine-months ended June 30, 2006.

      Volatility                          74% - 106%
      Dividend yield                              0%
      Risk-free interest rate          3.12% - 4.25%
      Expected average life                  5 years
      Exercise price per option        $0.22 - $1.67

      CEL-SCI has Incentive Stock Option Plans, Non-Qualified Stock Option Plans, a Stock Compensation Plan and Stock Bonus Plans. All Stock Option and Bonus Plans have been approved by the stockholders. A summary description of these Plans follows. In some cases these Plans are collectively referred to as the "Plans".

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

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    NINE MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (unaudited)

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

      The following table summarizes stock option activity for the nine months ended June 30, 2006.

Non-Qualified Stock Option Plan

                                  Outstanding                                                  Exercisable
             ------------------------------------------------------       ------------------------------------------------------

                                          Weighted                                                      Weighted
                                          Average                                                       Average
                        Weighted          Remaining      Aggregate                   Weighted           Remaining      Aggregate
             Number of  Average           Contractual    Intrinsic        Number of  Average            Contractual    Intrinsic
             Shares     Exercise Price    Term (Years)     Value          Shares     Exercise Price     Term (Years)    Value
             ------------------------------------------------------       ------------------------------------------------------

Outstanding
at October
1, 2005       6,215,363   $   0.66             5.80      $  642,085         4,642,893   $   0.76             4.98      $432,032

Vested                -                                                             -
Granted               -                                                             -
Exercised       (71,335)      0.22             7.33          19,260           (71,335)      0.22             7.33        19,260
Forfeited             -                                                             -
Expired               -                                                             -
              ---------                                                      --------

Outstanding
at December
31, 2005      6,144,028       0.67             5.80         659,395         4,571,558       0.77             4.98       434,222


Vested                -                                                             -
Granted
Exercised             -                                                             -
Forfeited             -                                                             -
Expired                                                                            -
              ---------                                                      --------

Outstanding
at March 31,
2006          6,144,028       0.67              5.51       1,486,298         4,571,558       0.77             4.77      932,715


                                  Outstanding                                                  Exercisable
             ------------------------------------------------------       ------------------------------------------------------

                                          Weighted                                                        Weighted
                                          Average                                                         Average
                        Weighted          Remaining      Aggregate                       Weighted         Remaining      Aggregate
             Number of  Average           Contractual    Intrinsic           Number of   Average          Contractual    Intrinsic
             Shares     Exercise Price    Term (Years)     Value             Shares      Exercise Price   Term (Years)    Value
             ------------------------------------------------------       ------------------------------------------------------
Vested              --                                                         847,812      0.22
Granted             --                                                               -
Exercised      (65,966)      0.26               6.55            40,048         (65,966)      0.26            6.55        40,048
Forfeited           --                                                               -
Expired             --                                                               -
              --------                                                         -------

Outstanding  6,078,062      $0.67               5.33        $1,953,297       5,353,404     $ 0.71            4.70    $1,326,170
at June 30,
2006

Incentive Stock Option Plan

                                  Outstanding                                                  Exercisable
             ------------------------------------------------------       ------------------------------------------------------

                                          Weighted                                                      Weighted
                                          Average                                                       Average
                        Weighted          Remaining      Aggregate                   Weighted           Remaining      Aggregate
             Number of  Average           Contractual    Intrinsic        Number of  Average            Contractual    Intrinsic
             Shares     Exercise Price    Term (Years)     Value          Shares     Exercise Price     Term (Years)    Value
             ------------------------------------------------------       ------------------------------------------------------

Outstanding
at October
1, 2005      3,972,633     $  0.68            6.18       $  630,833         2,885,968   $   0.81            5.52      $ 418,334

Vested               -                                                              -
Granted              -                                                              -
Exercised            -                                                              -
Forfeited            -                                                              -
Expired              -                                                              -
             ---------                                                      ---------

Outstanding
at December
31, 2005    3,972,633         0.68            6.18          683,000         2,885,968       0.81           5.52         451,800

Vested              -                                                          33,333       1.13
Granted             -                                                               -
Exercised           -                                                               -
Forfeited           -                                                               -
Expired        (1,500)         1.05                                            (1,500)      1.05
             ---------                                                      ---------

Outstanding
at March 31,
2006         3,971,133        0.68             5.93        1,329,400         2,917,801       0.82           5.35         853,400

Vested               -                                                         849,999       0.22
Granted              -                                                               -
Exercised            -                                                               -
Forfeited       (1,200)       8.43                                              (1,200)      8.43
Expired              -                                                               -
              --------                                                       ---------

Outstanding  3,969,933       $0.67             5.68       $1,679,533         3,766,600      $0.88           6.09      $1,365,120
at
June 30,
2006

The total intrinsic value of options exercised during the nine months ended June 30, 2006 and 2005 was $60,955 and $79,263, respectively.

A summary of the status of the Company's non-vested options as of June 30, 2006 is presented below:

                                                         Weighted
                                                         Average
                                            Number of   Grant Date
                                             Shares     Fair Value
                                           ---------    ----------

      Non-Qualified Stock Option Plan
      -------------------------------


      Nonvested at October 1, 2005         1,572,470      $ 0.25
      Vested                                       -
      Granted                                      -
      Forfeited                                    -
      Expired                                      -
                                           ---------

      Nonvested at December 31, 2005       1,572,470        0.25
      Vested                                       -
      Granted                                      -
      Forfeited                                    -
      Expired                                      -
                                           ---------
      Nonvested at March 31, 2006          1,572,470        0.25

      Vested                                (847,812)       0.22
      Granted                                      -
      Forfeited                                    -
      Expired                                      -
                                           ---------
      Nonvested at June 30, 2006             724,658      $ 0.56


      Incentive Stock Option Plan
      ---------------------------

      Nonvested at October 1, 2005         1,086,665      $ 0.21
      Vested
      Granted                                      -
      Forfeited                                    -
      Expired                                      -
                                           ---------


      Nonvested at December 31, 2005       1,086,665        0.21
      Vested                                 (33,333)       0.79
      Granted                                      -
      Forfeited                                    -
      Expired                                      -
                                          ----------

      Nonvested at March 31, 2006          1,053,332        0.18
      Vested                                (849,999)       0.22
      Granted                                      -
      Forfeited                                    -
      Expired                                      -
                                           ---------
      Nonvested at June 30, 2006             203,333      $ 0.59

      No corresponding expense was recorded for the nine months ended June 30, 2005 because the statement did not require the cost to be recorded in that period. Under SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was in effect during the nine months ended June 30, 2005, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                                           Nine       Three
                                                          Months      Months
                                                          Ended       Ended
                                                         June 30,    June 30,
                                                           2005       2005
                                                       ----------   ----------
      Net loss:
      As reported and amended                         $(3,244,384)    $(973,356)

      Add:  Total stock-based employee compensation
      expense determined under fair-value-based
      method for all awards, net of related tax
      effects                                            (419,789)     (144,949)
                                                      -----------      --------

           Pro forma net loss, as amended             $(3,664,173)  $(1,118,305)
                                                      ===========   ===========

      Net loss per share, as reported and amended     $      0.04   $      0.01
                                                      ===========   ===========

      Pro forma net loss per share                    $      0.05   $      0.02
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

C.   STOCKHOLDERS' EQUITY

     During the nine months ended June 30, 2006, the Company issued stock and stock warrants for services to a nonemployee with a fair value of $605,951. During the nine months ended June 30, 2005, the Company issued stock or stock options for services to a nonemployee with a fair value of $7,972.

D.   FINANCING TRANSACTIONS

      In July and September 2002, the Company sold convertible notes, plus Series G warrants, to a group of private investors. As of the year ended September 30, 2003, all of the notes had been converted into common stock. The Series G warrants allow the holders to purchase up to 900,000 shares of the Company's common stock. As of June 30, 2006, all warrants had been exercised. In addition, in January 2003, the Company sold convertible notes, plus Series H warrants to purchase 1,100,000 shares of common stock, to a group of private investors. As of October 2, 2003, all of the Series H notes had been converted into common stock. As of June 30, 2006, all Series H warrants had been exercised. Both the Series G and Series H warrants were exercised in a cashless transaction.

      On December 1, 2003, the Company sold 2,994,964 shares of its common stock to a group of private institutional investors for approximately $2,550,000, or $0.85 per share. As part of this transaction, the investors in the private offering received warrants which allow the investors to purchase 991,003 shares of the Company's common stock at a price of $1.32 per share at any time prior to December 1, 2006. As of June 30, 2006, all warrants remain outstanding.

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

      On May 4, 2004, the Company announced the completion of an offering of 6,402,439 shares of registered common stock at $0.82 per share to one institutional investor. This sale resulted in gross proceeds of $5.25 million and associated costs of $498,452. The stock was offered pursuant to an existing shelf registration statement and Wachovia Capital Markets, LLC acted as the placement agent for the offering. The Company used the proceeds of the offering to advance the clinical development of Multikine for the treatment of cancer. In addition, 76,642 warrants were issued to Wachovia at a price of $1.37 and the warrants expire May 4, 2009. The warrants were valued using the Black-Scholes valuation method and an expense of $38,127 was recorded to additional paid-in capital as a cost of equity related transaction during the year ended September 30, 2004.

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

      During the 22 trading days following a drawdown request, CEL-SCI will calculate the amount of shares it will sell to Jena Holdings LLC and the purchase price per share. The purchase price per share of common stock will be based on the daily volume weighted average price of CEL-SCI's common stock during each of the 22 trading days immediately following the drawdown date, less a discount of 11%. As consideration for extending the equity line of credit, CEL-SCI granted Jena Holdings LLC warrants to purchase 271,370 shares of common stock at a price of $0.55 per share at any time prior to October 24, 2010. CEL-SCI will be registering the shares of common stock issuable to Jena Holdings under the equity line of credit, as well as 271,370 shares underlying the warrants that CEL-SCI granted to Jena Holdings LLC. During the three-month period ended December 31, 2005, the Company made drawdowns on a previous equity line of credit totaling $677,727, selling 1,419,446 shares of common stock. This equity line of credit expired on December 29, 2005.

      On February 9, 2006, CEL-SCI sold 2,500,000 unregistered shares of its common stock and 750,000 unregistered warrants to one investor for $1,000,000. Each warrant entitles the holder to purchase one share of CEL-SCI's common stock at a price of $0.56 per share at any time prior to February 9, 2011. The warrants were valued at $238,986. In addition, 441,176 warrants issued to the investor in December 2003 were repriced and extended for one year. The revaluing of the warrants was valued at $76,122. In addition, on May 18, 2006, 800,000 unregistered warrants were issued to the same investor at a strike price of $0.82. These warrants were valued using the Black Scholes method at $416,921 (73% volatility, 5 years expected life, 4.96% discount rate) and expire in 5 years. These warrants were recorded in equity.

     On April 17, 2006, 800,000 unregistered warrants were issued to an investor with a strike price of $1.25 per share. These warrants were valued at $460,920 using the Black Scholes method (77% volatility, 2.17 years expected life, 4.91% discount rate) and expire in August of 2008. They were recorded in equity. An additional 100,000 unregistered warrants were issued to an investor relations consultant on April 12, 2006. These warrants were valued at $79,976 using the Black Scholes method (77% volatility, 3 years expected life, 4.90% discount rate) and expire in April 2009. They were recorded as general and administrative expense. A public relations and corporate presentation consultant group was issued 375,000 unregistered shares of CEL-SCI Corporation common stock and 375,000 unregistered warrants to purchase additional shares at $0.73. These warrants will be expensed to general and administrative expense over the one-year contract period. These warrants expire March 31, 2007 and were valued at $58,005 using the Black Scholes method (77% volatility, 1 year expected life, 4.86% discount rate). Also during the quarter ended June 30, 2006, 1,300,000 warrants were exercised, resulting in an increase in equity of $665,000. Cashless exercise of 882,222 warrants also occurred during the quarter ended June 30, 2006.

E.   RESTATEMENT OF FINANCIAL STATEMENTS

     Subsequent to the issuance of the Company's September 30, 2004 consolidated financial statements, the Company determined that it had erroneously accounted for certain financial instruments, including free-standing and embedded derivatives within such instruments, issued by the Company from fiscal year 1992 through November 2003. Specifically, the instruments erroneously accounted for were: the Series E Preferred Stock, the Cambrex Convertible Note Payable, Series F, G and H Convertible Debt, the equity line of credit agreements, as well as Series I and J warrants and various other warrants. The Company has concluded that these instruments were either freestanding derivative instruments in their entirely, or contained embedded derivatives, and should have been accounted for under SFAS No. 133 and EITF 00-19, as well as related interpretations of these standards. All such derivatives were required to be recognized as either assets or liabilities in the statement of financial position and measured at fair value in the statement of operations. At June 30, 2006, the only remaining instrument that needs this valuation is the Series E warrants, which expire on August 16, 2006. For a further discussion of this restatement and an assessment of each instrument, please see the Company's September 30, 2005 10-K, footnote 2.

F.    OPERATIONS AND FINANCING

     The Company has incurred significant costs since its inception in connection with the acquisition of an exclusive worldwide license to certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities and clinical trials. The Company has funded such costs with proceeds realized from the public and private sale of its common and preferred stock. The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts. To date, the Company has not generated any revenue from product sales. The ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain. The Company plans to seek continued funding of the Company's development by raising additional capital. It is the opinion of management that sufficient funds will be available from external financing and additional capital and/or expenditure reductions in order to meet the Company's liabilities and commitments as they come due during fiscal years 2006 and 2007. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

G. SUBSEQUENT EVENT

CONVERTIBLE DEBT INSTRUMENT AND WARRANT LIABILITIES

In August 2006, the Company issued $8,300,000 million in aggregate principal amount of convertible notes (the "Notes") together with warrants to purchase 4,825,581 shares of the Company's common stock (the "Warrants"). Additionally, in connection with issuance of the Notes and Warrants, the placement agent received a fee of $498,000 and 386,047 fully vested warrants (the "Placement Agent Warrants") to purchase shares of the Company's common stock. Net proceeds were approximately $7.75 million, net of approximately $550,000 in direct transaction costs, including the placement agent fee.

Features of the Convertible Debt Instrument and Warrants

The Notes are convertible into 9,651,163 shares of the Company's common stock at the option of the holder at any time prior to maturity at a conversion price of $0.86 per share, subject to adjustment for certain events described below. The Warrants are exercisable over a five-year period from February 4, 2007 through February 4, 2012 at $0.95 per share.

The Notes bear interest at the greater of 8% or LIBOR plus 300 basis points, and are required to be repaid in thirty equal monthly installments beginning in March 7, 2007 and continuing through September 7, 2010. Interest is payable quarterly beginning in September 30, 2006. Each payment of principal and accrued interest may be settled in cash or in shares of common stock at the option of the Company. The number of shares deliverable under the share-settlement option is determined based on the lower of (a) $0.86 per share, as adjusted pursuant to the terms of the Notes or (b) 90% applied to the arithmetic average of the volume-weighted-average trading prices for the twenty day period immediately preceding each share settlement.

In the event of default, as defined in the Notes, all amounts due and outstanding thereunder shall become, at the option of the holders, immediately due and payable in cash, in an amount that equals the sum of (i) the greater of
(a) 115% of the outstanding balance plus all accrued and unpaid interest or (b) 115% of the arithmetic average of the volume-weighted-average trading prices for the five day period immediately preceding notice requiring repayment, and (ii) all other amounts due in connection with the Notes and associated agreements. Additionally, if a certain breach occurs under a related registration rights agreement, the Company will be required to pay, as liquidated damages, 1.5% per month of the outstanding balance of the Notes, until such default is cured (or 2% per month if such breach occurs after 180 days following closing of the transaction). Events of default include circumstances in which the Company either fails to have a registration statement for shares into which the Notes can be converted be declared effective by the SEC within 120 days of the issuance date of the Notes or that the registration statement's effectiveness lapses for any reason.

The Company may not make payments in shares if such payments would result in the cumulative issuance of shares of its common stock exceeding 19.999% of the shares outstanding on the day immediately preceding the issuance date of the Notes (the "Issuable Maximum"), unless prior approval is given by vote of at least a majority of the shares. The Company cannot determine at this time if it will be required to issue shares in excess of the Issuable Maximum because the number of shares issuable as payments of principal and interest under the Notes will depend on future share prices. As required by the transaction documents for these securities, the Company is seeking shareholder approval for the issuance of in excess of the Issuable Maximum, even though the Issuable Maximum may not be exceeded.

The conversion price of the Notes and exercise price of the Warrants are each subject to certain anti-dilution protections, including for stock splits, stock dividends, change in control events and dilutive issuances of common stock or common stock equivalents, such as stock options, at an effective price per share that is lower than the then conversion price. In the event of a dilutive issuance of common stock or common stock equivalents, the conversion price and exercise price would be reduced to equal the lower per share price of the subsequent transaction.

Accounting for the Convertible Debt Instrument and Warrants

The Company will account for the Warrants as derivative liabilities in accordance with SFAS No. 133, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company's Own Stock." The Company has determined that the Notes constitute a hybrid instrument that have the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of FAS 133. As permitted by SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140", the Company will irrevocably electe to initially and subsequently measure the Notes in their entirety at fair value with changes in fair value recognized as either a gain or loss.

Upon issuance of the Notes and Warrants, the Company will allocate proceeds received to the Notes and the Warrants on a relative fair value basis. The Notes will then be immediately marked to fair value and a charge to change in fair value of convertible debt instrument and warrant liabilities will be recorded.

The debt discount in the Notes resulting from the allocation of proceeds will be amortized to interest expense using the effective interest method over the expected term of the Notes.

Upon issuance, the Warrants and Placement Agent Warrants did not meet the requirements for equity classification set forth in EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," because such warrants (a) must be settled in registered shares and (b) are subject to substantial liquidated damages if the Company is unable to maintain the effectiveness of the resale registration of the shares. Therefore such warrants must be accounted for as freestanding derivative instruments pursuant to the provisions of FAS 133. Accordingly, the Company will allocate a portion of the initial proceeds to the Warrants and immediately mark them to fair value which will result in a derivative liability and a charge to change in fair value of convertible debt instrument and warrant liabilities.

Transaction costs will be expensed immediately as part of fair value adjustments required in connection with the convertible debt instrument and the Company's irrevocable election to initially and subsequently measure the Notes at fair value with changes in fair value recognized in earnings.

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

In July and September 2002, the Company sold convertible notes, plus 900,000 Series G warrants, to a group of private investors. By June 2, 2003, all of the notes had been converted into common stock. As of June 30, 2006, all of the warrants had been exercised. In addition, in January 2003, the Company sold convertible notes, plus Series H warrants to purchase 1,100,000 shares of common stock, to a group of private investors. By October 2, 2003, all of the Series H notes had been converted into common stock. As of June 30, 2006, all remaining warrants had been exercised in a cashless exercise.

On December 1, 2003, the Company sold 2,994,964 shares of its common stock to a group of private institutional investors for approximately $2,550,000, or $0.85 per share. As part of this transaction, the investors in the private offering received warrants which allow the investors to purchase approximately 900,000 shares of the Company's common stock at a price of $1.32 per share at any time prior to December 1, 2006. As of June 30, 2006, all warrants remain outstanding.

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

During the 22 trading days following a drawdown request, CEL-SCI will calculate the amount of shares it will sell to Jena Holdings LLC and the purchase price per share. The purchase price per share of common stock will be based on the daily volume weighted average price of CEL-SCI's common stock during each of the 22 trading days immediately following the drawdown date, less a discount of 11%. As consideration for extending the equity line of credit, CEL-SCI granted Jena Holdings LLC warrants to purchase 271,370 shares of common stock at a price of $0.55 per share at any time prior to October 24, 2010. CEL-SCI will be registering the shares of common stock issuable to Jena Holdings under the equity line of credit, as well as 271,370 shares underlying the warrants that CEL-SCI granted to Jena Holdings LLC. During the three-month period ended December 31, 2005, the Company made drawdowns on a previous equity line of credit totaling $677,727, selling 1,419,446 shares of common stock. This equity line of credit expired on December 29, 2005.

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

On February 9, 2006, CEL-SCI sold 2,500,000 shares of its common stock and 750,000 warrants to one investor for $1,000,000. Each warrant entitles the holder to purchase one share of CEL-SCI's common stock at a price of $0.56 per share at any time prior to February 9, 2011. The warrants were valued at $238,986. In addition, 441,176 warrants previously issued to the investor were repriced and extended for one year. The revaluing of the warrants was valued at $76,122. In addition, on May 18, 2006, 800,000 unregistered warrants were issued to the same investor at a strike price of $0.82. These warrants were valued using the Black Scholes method at $416,921 and expire in 5 years.

On April 17, 2006, 800,000 unregistered warrants were issued to an investor with a strike price of $1.25 per share. These warrants were valued at $460,920 using the Black Scholes method and expire in August of 2008. An additional 100,000 unregistered warrants were issued to a group of consultants on April 12, 2006. These warrants were valued at $79,976 using the Black Scholes method and expire in April 2009. Another consultant group was issued 375,000 unregistered shares of CEL-SCI Corporation common stock and 375,000 unregistered warrants to purchase additional shares at $0.73. These warrants expire March 31, 2007 and were valued at $58,005 using the Black Scholes method.

Results of Operations

"Grant revenues and other" decreased by $117,025 during the nine months ended June 30, 2006, compared to the same period of the previous year, due to the winding down of the work funded by the grants in the summer of 2005. The Company is continuing to apply for grants to support its work. Grant revenues and others remained about the same for the three months ended June 30, 2006 as it was for the three months ended June 30, 2005.

During the nine-month period ended June 30, 2006, research and development expenses decreased by $533,201. During the three-month period ended June 30, 2006, research and development expenses decreased by $108,956. In the previous year, expenses were higher because the Company was doing work in support of the Phase III application for Multikine.

During the three and nine-month periods ended June 30, 2006, general and administrative expenses increased by $428,751 and $816,502, respectively. This change was due to: 1) costs related to the restatement of the financial statements ($185,800 and $318,750, respectively); 2) an increase in public relations and corporate presentation expenses ($239,850 and $408,850, respectively); and 3) the employee stock option expense required by SFAS 123R ($39,100 and $142,700, respectively).

Interest income during the nine months ended June, 2006 decreased by $10,106. The decrease was due to a decline in the balances in the interest bearing accounts. Interest income during the three months ended June 30, 2006 decreased by $1,214 for the same reason.

The gain on derivative instruments of $13,130 for the nine months ended June 30, 2006, compared to a loss of $211,715 for the same period of 2005 was the result of reclassification to equity of all derivative instruments except the Series E warrants on December 27, 2005. The gain on derivative instruments of $1,615 during the three months ended June 30, 2006 compared to a gain of $319,570 for the same period in 2005 was the result of the reclassification to equity of all derivative instruments except the Series E warrants.

Research and Development Expenses

During the nine and three-month periods ended June 30, 2006 and 2005, the Company's research and development efforts involved Multikine and L.E.A.P.S.(TM) The table below shows the research and development expenses associated with each project during the six and three-month periods.

                      Nine Months Ended               Three Months Ended
                           June 30,                         June 30,
                      2006           2005            2006               2005
                      ----           ----            ----               ----

   MULTIKINE       $1,120,673     $1,558,633         $367,741         $462,391

   L.E.A.P.S.         170,170        265,411           61,356          75,662
                 ------------    -----------       ----------      ----------

       TOTAL       $1,290,843     $1,824,044        $ 429,097       $ 538,053
                   ==========     ==========        =========       =========

In August 2005, the Canadian regulatory agency, the Biologics and Genetic Therapies Directorate, concurred with the initiation of a global Phase III clinical trial in head and neck cancer patients using Multikine. On January 4, 2005, the Company announced that it had submitted a Phase III clinical trial protocol to the U.S. Food and Drug Administration ("FDA") for the use of its investigational immunotherapy drug Multikine in the treatment of advanced primary squamous cell carcinoma of the oral cavity. Additional information in support of and to provide the rationale for the Phase III trial (final reports of clinical trials conducted with Multikine to date and manufacturing and testing information) was included with this submission. The Company met with FDA in April of 2005 and in October of 2005 to discuss the Phase III trial design and manufacturing issues. The meetings were very useful and productive, and were the start of what has been a continuing dialogue with the Agency on these matters. It is clear that the FDA recognizes the need for new and improved therapies for head and neck cancer patients, and it appears to be amenable to new approaches. A number of specific technical aspects of the Company's development plans were discussed, and the FDA made several suggestions as to how the plans could be improved. The Company provided additional information to the FDA in 2005 following the two meetings, and had a recent (July 2006) discussion with them regarding this information. The Company is unable to estimate the future costs of research and clinical trials involving Multikine since the Company has not yet reached final agreement with the FDA on all issues or the design of future clinical trials. Until agreements are reached on these issues the Company will not be able to price any future trials with clinical trial organizations.

As of June 30, 2006 the Company was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. As with Multikine, the Company does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology. Consequently, the Company cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects. In April 2006 the Company filed a provisional U.S. patent application covering CEL-1000 for the prevention/treatment of bird flu and/or as an adjuvant to be included in a bird flu vaccine.

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

Stock Options and Warrants - In October 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). This statement encourages but does not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company had elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Options to non-employees are accounted for in accordance with FASB's Emerging Issues Task Force (EITF) Issue 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model. The Black-Scholes model requires management to make assumptions regarding the fair value of the options at the date of grant and the expected life of the options. The Company determines the fair value of the employee compensation using the Black Scholes method of valuation. Using the modified prospective transition method of adoption, CEL-SCI reflects compensation expense in the financial statements beginning October 1, 2005. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS No. 123R. As such, compensation expense will be recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005 as well as for the portion of awards previously granted that vested during the period ended June 30, 2006. For the nine months ended June 30, 2006, the Company recorded $142,690 in general and administrative expense for the cost of employee options. The Company determines the fair value of the employee compensation using the Black Scholes method of valuation. No corresponding expense was recorded for the nine months ended June 30, 2005 because the statement did not require the cost to be recorded in that period. Asset Valuations and Review for Potential Impairments - The Company reviews its fixed assets every fiscal quarter. This review requires that the Company make assumptions regarding the value of these assets and the changes in circumstances that would affect the carrying value of these assets. If such analysis indicates that a possible impairment may exist, the Company is then required to estimate the fair value of the asset and, as deemed appropriate, expense all or a portion of the asset. The determination of fair value includes numerous uncertainties, such as the impact of competition on future value. The Company believes that it has made reasonable estimates and judgments in determining whether our long-lived assets have been impaired; however, if there is a material change in the assumptions used in our determination of fair values or if there is a material change in economic conditions or circumstances influencing fair value, the Company could be required to recognize certain impairment charges in the future.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. The Company has only one derivative financial instrument at June 30, 2006, the Series E warrants, which will expire in August of 2006. Additionally, the Company is not exposed to interest rate risks due to the fact the Company has no outstanding debt as of June 30, 2006. Further, there is no exposure to risks associated with foreign exchange rate changes because none of the operations of the Company are transacted in a foreign currency. The interest rate risk in investments is considered immaterial due to the fact that all investments have maturities of 3 months or less.

Item 4.     CONTROLS AND PROCEDURES

Geert Kersten, CEL-SCI's Chief Executive and Financial Officer, has evaluated the effectiveness of CEL-SCI's disclosure controls and procedures as of June 30, 2006, and in his opinion CEL-SCI's disclosure controls and procedures ensure that material information relating to CEL-SCI, including CEL-SCI's consolidated subsidiary, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Kersten there have been no significant changes in CEL-SCI's internal controls or in other factors that could significantly affect CEL-SCI's internal controls subsequent to the date of evaluation, and as a result, no corrective actions with regard to significant deficiencies or material weakness in CEL-SCI's internal controls were required with the exception of accounting for certain derivatives under FAS 133 and EITF 00-19. Subsequent to September 30, 2005, CEL-SCI adopted additional accounting policies and internal controls to address the issues raised by the restatement of previously issued financial statements for the years ended September 30, 2004 and 2003.

                                     PART II


Item 2.    Changes in Securities and Use of Proceeds
           ------------------------------------------

      None

Item 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

      None

Item 5.   Other Information
          -----------------

      None

Item 6.   Exhibits

          (a)    Exhibits

          Number        Exhibit

             31         Rule 13a-14(a) Certifications

             32         Section 1350 Certifications

          (b) Reports on Form 8-K

            The Company filed no reports on Schedule 8-K during the quarter ended June 30, 2006.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CEL-SCI CORPORATION


Date: August 14, 2006                     /s/ Geert Kersten
                                          ------------------------------
                                          Geert Kersten
                                          Chief Executive Officer*



*Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer