Form 10-K
period 2006-09-30
CEL SCI CORP
filed 2007-01-17
CIK 725363

THIS DOCUMENT IS A COPY OF THE REPORT ON FORM 10-K FILED
    ON JANUARY 17, 2007 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION


                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

     (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the fiscal year ended September 30, 2006.

                                       OR

      ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission file number 1-11889
                               CEL-SCI CORPORATION
                          ----------------------------
             (Exact name of registrant as specified in its charter)

                     COLORADO                            84-0916344
              -----------------------------           -------------------
             (State or other jurisdiction of           (I.R.S.Employer
             incorporation or organization)           Identification No.)

                   8229 Boone Blvd., Suite 802
                       Vienna, Virginia                   22182
               --------------------------------        -----------
            (Address of principal executive offices)    (Zip Code)

Registrant's telephone number, including area code: (703) 506-9460 Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                             ---------------------
                                (Title of Class)

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

Large accelerated filer [  ]  Accelerated filer  [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-25 of the Exchange Act):         [ ] Yes            [X] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on March 31, 2006, as quoted on the American Stock Exchange, was approximately $54,485,000.

As of January 12, 2007, the Registrant had 83,291,941 issued and outstanding shares of common stock.

Documents Incorporated by Reference:   None

                                     PART I

ITEM 1.  BUSINESS
-----------------

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

OVERVIEW
--------

     CEL-SCI's lead product, Multikine(R), is being developed for the treatment of cancer. Multikine is a patented immunotherapeutic agent consisting of a mixture of naturally occurring cytokines, including interleukins, interferons, chemokines and colony-stimulating factors, currently being developed for the treatment of cancer. Multikine is designed to target the tumor micro-metastases that are mostly responsible for treatment failure. The basic concept is to add Multikine to the current cancer treatments with the goal of making the overall cancer treatment more successful. Phase II data indicated that Multikine treatment resulted in a substantial increase in the survival of patients. The lead indication is advanced primary head & neck cancer (500,000 new cases per annum). Since Multikine is not tumor specific, it may also be applicable in many other solid tumors.

     In January 2007 the US Food and Drug Administration (FDA) concurrd with the initiation of global Phase III clinical trial in head and neck cancer patients using Multikine. The Canadian regulatory agency, the Biologics and Genetic Therapies Directorate, had previously concurred with the initiation of a global Phase III clinical trial in head and neck cancer patients using Multikine.

     The protocol is designed to develop conclusive evidence of the efficacy of Multikine in the treatment of advanced primary squamous cell carcinoma of the oral cavity (head and neck cancer). A successful outcome from this trial should enable CEL-SCI to apply for a Biologics License to market Multikine for the treatment of this patient population.

     The trial will test the hypothesis that Multikine treatment administered prior to the current standard therapy for head and neck cancer patients (surgical resection of the tumor and involved lymph nodes followed by radiotherapy or radiotherapy and concurrent chemotherapy) will extend the overall survival, enhance the local/regional control of the disease and reduce the rate of disease progression in patients with advanced oral squamous cell carcinoma.

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

      (viii) In a Phase II study, using the same drug regimen as will be used in the Phase III study, the addition of Multikine as first-line treatment prior to the standard of care treatment resulted in a 33-40% improvement in the median survival at 3 1/2 years post-surgery, when compared to the results of 39 OSCC clinical trials published in the scientific literature between 1987 and 2004.

      CEL-SCI also owns a pre-clinical technology called L.E.A.P.S.TM (Ligand Epitope Antigen Presentation System). The lead product derived from this technology is the CEL-1000 peptide which has shown protection in animals against herpes, malaria, viral encephalitis and cancer.

MULTIKINE
---------

      Multikine has been tested in over 200 patients in clinical trials conducted in the U.S., Canada, Europe and Israel. Most of these patients were head and neck cancer patients, but some studies were also conducted in prostate cancer patients, HIV-infected patients and HIV-infected women with Human Papilloma Virus ("HPV")-induced cervical dysplasia, the precursor stage before the development of cervical cancer. The safety profile was found to be very good and CEL-SCI believes that the clinical data suggests that further studies are warranted.

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

        (vii) The tumors of all of the patients in this Phase II trial who responded to Multikine treatment were devoid of the cell surface marker for HLA Class II. This finding, if confirmed in the global Phase III clinical trial, may lead to the establishment of a marker for selecting the patient population best suited for treatment with Multikine.

      In May 2006 CEL-SCI presented long-term survival data from its Phase II clinical trial in patients with head and neck cancer (oral squamous cell carcinoma -- OSCC) treated with its anti-cancer drug Multikine(R). The addition of Multikine as first-line treatment prior to the standard of care treatment resulted in a 33-40% improvement in the median survival at 3 1/2 years post-surgery, when compared to the results of 39 OSCC clinical trials published in the scientific literature between 1987 and 2004. The data were presented at the "Vaccine Discovery and Commercialization" conference in Philadelphia, PA.

      The long-term survival data were collected by the treating physicians in a follow-up study of 22 patients with advanced untreated primary tumors, who were enrolled in the Multikine Phase II clinical trial. The Multikine treatment regimen was administered to these patients prior to the standard of care treatment (i.e., surgery + radiation or surgery + chemo-radiation). Informed consent was obtained from all patients in the clinical trial and from 19 patients for the long-term follow-up study. Investigational Review Board / Ethics Committee approval was provided before the initiation of the clinical trial and again for the data collection in the follow-up study. The follow-up study questionnaire assessed the overall survival and the local regional control of the Multikine treated patients in this Phase II trial.

      Documented data were available for 19 of the 22 patients in the follow-up portion of this clinical trial. Of the three patients who could not be evaluated in the follow-up study, one patient was known to be alive, but failed to give informed consent, and the other two were lost to follow-up. One patient died the day after definitive surgery, unrelated to Multikine therapy.

      The median overall survival (calculated by including death from any cause of patients in the trial, even deaths not related to the disease) of the 19 evaluable patients in the follow-up portion of this clinical trial was 63% at a median follow-up of 40 months post-surgery. The results of the published scientific literature (39 OSCC clinical trials published between 1987 and 2004) document that survival at 3 1/2 years is approximately 47% following standard of care treatment. The addition of Multikine to the standard of care treatment resulted in a 33% increase in overall survival over the results published in the literature.

      The median survival of patients in this clinical trial was 67% at a median follow-up of 42 months post-surgery, excluding the one patient with immediate post-operative death. The same 39 scientific publications indicate that survival at 3 1/2 years is approximately 47% following standard of care treatment. The addition of Multikine to the standard of care treatment resulted in an increase in survival of 40% over the results published in the literature.

      Multikine first-line treatment also resulted in a 2-year local regional control (LRC) rate of 79%, as compared to the median 2-year LRC of 73% reported in the same 39 scientific publications. Multikine treatment resulted in an improvement over the published local regional control rate. It is clinically recognized that recurrence of disease in head & neck cancer is associated with a very poor prognosis.

      Multikine treatment did not result in any severe adverse events (SAE) in this Phase II clinical trial. No SAEs related to Multikine have been reported in other trials conducted with Multikine either.

      The data from CEL-SCI's Multikine Phase II clinical trial are thought to be directly applicable to CEL-SCI's planned global Phase III clinical trial, as the Multikine treatment regimen planned in the Phase III trial is identical to that of the Multikine treatment in the trial reported here.

     In January 2007 CEL-SCI received a no objection letter from the FDA indicating that it could with the Phase III protocol with Multikine in head & neck cancer patients. The protocol for the Phase III clinical trial was designed to develop conclusive evidence of the safety and efficacy of Multikine in the treatment of advanced primary squamous cell carcinoma of the oral cavity. CEL-SCI had previously received a "no objection" letter from the Canadian Biologics and Genetic Therapies Directorate which enabled CEL-SCI to begin its Phase III clinical trial in Canada.

     The Phase III trial will test the hypothesis that Multikine administered prior to the current standard therapy for head and neck cancer patients (surgical resection of the tumor and involved lymph nodes followed by radiotherapy or radiotherapy and concurrent chemotherapy) will extend the overall survival, enhance the local/regional control of the disease and reduce the rate of disease progression in patients with advanced oral squamous cell carcinoma. A successful outcome from this trial should enable CEL-SCI to apply for a Biologics License to market Multikine for the treatment of this patient population.

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

      Another study at the Thomas Jefferson Medical Center (1998) used very small amounts of Multikine to determine the feasibility of injecting Multikine into the prostate of 5 hormonal therapy refractive prostate cancer patients scheduled for prostatectomy. Although deemed safe by the investigators, Multikine administration in this trial directly into the prostate (under ultrasound guidance) resulted in occasional mild dysuria and mild increase in urinary frequency. Two out of the five treated cases had an inflammatory response in the prostate and a third case had fibrosis. CEL-SCI believes that more Multikine injections will need to be given to achieve a potential outcome as seen in head & neck cancer. None of the prostate cancer patients received more than half of the amounts given to the head & neck cancer patients. Also, no testing was done at the time to determine if Multikine would enhance susceptibility to radiation therapy in the prostate. The results of this trial were published in Seminars in Oncology Vol. 26 (4) (August) 1999.

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

      Under the agreement, CEL-SCI will manufacture Multikine and Orient Europharma will purchase the product from CEL-SCI for distribution in the territory. Both parties will share in the revenue from the sale of Multikine. As of September 30, 2006 Orient Europharma had not started any clinical trials since CEL-SCI's plan is for Orient Europharma to begin a Phase III clinical trial when CEL-SCI begins its Phase III clinical trial or to do one combined Phase III clinical trial. The above will be finalized in the future.

      Pursuant to an agreement dated May 2003, Eastern Biotech will receive a royalty equal to 2% of CEL-SCI's net sales of Multikine and CEL-1000 prior to May 30, 2033.

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

T-CELL MODULATION PROCESS
-------------------------

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

      CEL-SCI received two grants in April 2003, one grant in May 2003, and one grant in September 2003, all from the National Institutes of Health (NIH). The first grant totaling $1,100,000 was awarded to Northeastern Ohio Universities College of Medicine (NEOUCOM) with CEL-SCI as a subcontractor. The grant is for a period of three years and is intended to support the development of CEL-SCI's new compound, CEL-1000, as a possible treatment for viral encephalitis, a potentially lethal inflammation of the brain. The grant was awarded following a peer review process and will fund pre-clinical studies leading up to toxicology studies. The second grant, totaling $134,000 and awarded to CEL-SCI with Johns Hopkins Medical Institutions as a subcontractor, is a Phase I Small Business Innovation Research (SBIR) grant for the further development of a potential treatment for autoimmune myocarditis, a heart disease. The third grant, announced on May 7, 2003 for $162,000 was awarded to CEL-SCI with NEOUCOM as a sub-contractor, and is a Phase I SBIR grant for the further development of CEL-1000 against Herpes Simplex. The fourth grant, totaling $104,000 was awarded to CEL-SCI with the University of Nebraska as a sub-contractor, and is a Phase I SBIR grant from the National Institute of Allergy and Infectious Diseases (NIAID), NIH, for the development of CEL-1000 as a potential therapeutic and prophylactic agent against vaccinia and smallpox infections as a single agent and as an adjuvant for vaccinia vaccines. Vaccinia is the virus used in the smallpox vaccine. The grant funds are disbursed for the necessary expenses incurred by CEL-SCI for each specific grant. CEL-SCI submits its expenses by accessing the Division of Payment Management, a Health and Human Services program support center, when CEL-SCI is the primary contractor, or, when CEL-SCI is a sub-contractor, by invoicing the primary contractor of the grant, on a monthly basis, for expenses incurred for the grant.

      As of September 30, 2006 approximately $32,200 remained due to CEL-SCI from the viral encephalitis grant. The other three grants were closed out during fiscal year 2005. As of September 30, 2006 CEL-SCI had received approximately $687,400 from these grants.

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

      In December 2005 CEL-SCI signed an agreement with the National Institute for Allergy and Infectious Diseases (NIAID), whereby NIAID agreed to test our CEL-1000 drug against the avian flu virus in animal models.

RESEARCH AND DEVELOPMENT
------------------------

      Since 1983, and through September 30, 2006, approximately $52,690,000 has been expended on CEL-SCI-sponsored research and development, including approximately $1,897,000, $2,326,000 and $2,052,000 respectively during the years ended September 30, 2006, 2005 and 2004.

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

GOVERNMENT REGULATION
---------------------

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

Phase III clinical trials

      This phase typically lasts several years and involves an even larger patient population, often with several hundred or even several thousand patients depending on the use for which the drug is being studied. Phase III trials are intended to establish the overall risk-benefit ratio of the drug and provide, if appropriate, an adequate basis for product labeling. During the Phase III clinical trials, physicians monitor the patients to determine efficacy and to observe and report any reactions or other safety risks that may result from use of the drug candidate.

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

COMPETITION AND MARKETING
-------------------------

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

      CEL-SCI has not established a definitive plan for marketing nor has it established a price structure for CEL-SCI's saleable products. However, CEL-SCI intends, if CEL-SCI is in a position to begin commercialization of its products, to enter into written marketing agreements with various major pharmaceutical firms with established sales forces. The sales forces in turn would probably target CEL-SCI's products to cancer centers, physicians and clinics involved in head and neck cancer.

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

EMPLOYEES
---------

      As of September 30, 2006 CEL-SCI had 19 employees. Seven employees are involved in administration, 10 employees are involved in manufacturing and 2 employees are involved in general research and development with respect to CEL-SCI's products.

ITEM 1A.  RISK FACTORS
----------------------

      Investors should be aware that the risks described below could adversely affect the price of CEL-SCI's common stock.

Risks Related to CEL-SCI
------------------------

Since CEL-SCI Has Earned Only Limited Revenues and Has a History of Losses, CEL-SCI Will Require Additional Capital to Remain in Operation.

      CEL-SCI has had only limited revenues since it was formed in 1983. Since the date of its formation and through September 30, 2006 CEL-SCI incurred net losses of approximately $(106,938,000). CEL-SCI has relied principally upon the proceeds of public and private sales of its securities to finance its activities to date. All of CEL-SCI's potential products, with the exception of Multikine, are in the early stages of development, and any commercial sale of these products will be many years away. Even potential product sales from Multikine are many years away as cancer trials can be lengthy. Accordingly, CEL-SCI expects to incur substantial losses for the foreseeable future.

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

Potential Future Dilution

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

Risks Related to Government Approvals
-------------------------------------

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

     CEL-SCI cannot be certain when or under what conditions it will undertake further clinical trials, including a Phase III clinical trial for Multikine. The clinical trials of CEL-SCI's product candidates may not be completed on schedule, the FDA or foreign regulatory agencies may order CEL-SCI to stop or modify its research or these agencies may not ultimately approve any of CEL-SCI's product candidates for commercial sale. Varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of CEL-SCI's product candidates. The data collected from CEL-SCI's clinical trials may not be sufficient to support regulatory approval of its various product candidates, including Multikine. CEL-SCI's failure to adequately demonstrate the safety and efficacy of any of its product candidates would delay or prevent regulatory approval of its product candidates in the United States, which could prevent CEL-SCI from achieving profitability.

      The requirements governing the conduct of clinical trials, manufacturing, and marketing of CEL-SCI's product candidates, including Multikine, outside the United States vary widely from country to country. Foreign approvals may take longer to obtain than FDA approvals and can require, among other things, additional testing and different trial designs. Foreign regulatory approval processes include all of the risks associated with the FDA approval processes. Some of those agencies also must approve prices for products approved for marketing. Approval of a product by the FDA does not ensure approval of the same product by the health authorities of other countries. In addition, changes in regulatory policy in the US or in foreign countries for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections.

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

      If CEL-SCI's products receive regulatory approval, either in the United States or internationally, CEL-SCI will be subject to extensive regulatory requirements. These regulations are wide-ranging and govern, among other things:

o     product design, development and manufacture;
o     adverse drug experience;
o     product advertising and promotion;
o     product manufacturing, including good manufacturing practice requirements;
o     record keeping requirements;
o registration and listing of CEL-SCI's establishments and products with the FDA and certain state agencies;
o     product storage and shipping;
o     drug sampling and distribution requirements;
o     electronic record and signature requirements; and
o     labeling changes or modifications.

      CEL-SCI and any third-party manufacturers or suppliers must continually adhere to federal regulations setting forth requirements, known as current Good Manufacturing Practices, or cGMPs, and their foreign equivalents, which are enforced by the FDA and other national regulatory bodies through their facilities inspection programs. If CEL-SCI's facilities, or the facilities of its contract manufacturers or suppliers, cannot pass a pre-approval plant inspection, the FDA will not approve the marketing applications of CEL-SCI's product candidates. In complying with cGMP and foreign regulatory requirements, CEL-SCI and any of its potential third-party manufacturers or suppliers will be obligated to expend time, money and effort in production, record-keeping and quality control to ensure that its products meet applicable specifications and other requirements. State regulatory agencies and the regulatory agencies of other countries have similar requirements.

      CEL-SCI has an agreement with Cambrex Bio Science, Inc. whereby Cambrex agreed to provide CEL-SCI with a facility for the periodic manufacturing of Multikine in accordance with the cGMPs established by FDA regulations. This agreement expired on December 31, 2006. In the future, the Company may negotiate a new agreement with Cambrex and/or other contract manufacturers, or build a new manufacturing facility for Multikine. The final determination will be made when the Company deems it appropriate.

      If CEL-SCI does not comply with regulatory requirements at any stage, whether before or after marketing approval is obtained, it may be subject to license suspension or revocation, criminal prosecution, seizure, injuction, fines, or be forced to remove a product from the market or experience other adverse consequences, including restrictions or delays in obtaining regulatory marketing approval, which could materially harm CEL-SCI's financial results, reputation and stock price. Additionally, CEL-SCI may not be able to obtain the labeling claims necessary or desirable for product promotion. CEL-SCI may also be required to undertake post-marketing trials. In addition, if CEL-SCI or other parties identify adverse effects after any of CEL-SCI's products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn. CEL-SCI may be required to reformulate its products, conduct additional clinical trials, make changes in its product's labeling or indications of use, or submit additional marketing applications to support these changes. If CEL-SCI encounters any of the foregoing problems, its business and results of operations will be harmed and the market price of our common stock may decline.

      Also, the extent of adverse government regulations which might arise from future legislative or administrative action cannot be predicted. Without government approval, CEL-SCI will be unable to sell any of its products.

Risks Related to Intellectual Property
--------------------------------------

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

      Many companies are working on drugs designed to cure or treat cancer and have substantial financial, research and development, and marketing resources and are capable of providing significant long-term competition either by establishing in-house research groups or by forming collaborative ventures with other entities. In addition, smaller companies and non-profit institutions are active in research relating to cancer and infectious diseases and are expected to become more active in the future.

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

Risks Related to CEL-SCI's Common Stock
---------------------------------------

Since the market price for CEL-SCI's common stock is volatile, investors may not be able to sell any of CEL-SCI's shares at a profit.

      The market price of CEL-SCI's common stock, as well as the securities of other biopharmaceutical and biotechnology companies, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. During the year ended September 30, 2006 CEL-SCI's stock price has ranged from a low of $0.44 per share to a high of $1.78 per share. Factors such as fluctuations in CEL-SCI's operating results, announcements of technological innovations or new therapeutic products by CEL-SCI or its competitors, governmental regulation, developments in patent or other proprietary rights, public concern as to the safety of products developed by CEL-SCI or other biotechnology and pharmaceutical companies, and general market conditions may have a significant effect on the future market price of CEL-SCI's common stock.

Shares issuable upon the conversion of the Series K notes, the payment of interest or principal on the Series K notes, the exercise of the Series K warrants, or the exercise of other outstanding options and warrants, may substantially increase the number of shares available for sale in the public market and may depress the price of CEL-SCI's common stock.

      CEL-SCI had outstanding convertible notes, options and warrants which as of December 1, 2006 could potentially allow the holders to acquire up to approximately 30,900,000 additional shares of its common stock. Until the options and warrants expire, or the convertible notes are paid, or the options or warrants expire, the holders will have an opportunity to profit from any increase in the market price of CEL-SCI's common stock without assuming the risks of ownership. Holders of convertible notes, options and warrants may convert or exercise these securities at a time when CEL-SCI could obtain additional capital on terms more favorable than those provided by the options. The conversion of the notes or the exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of CEL-SCI's common stock.

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

ITEM 2.   PROPERTIES
--------------------

      CEL-SCI leases office space at 8229 Boone Blvd., Suite 802, Vienna, Virginia at a monthly rental of approximately $7,590. The lease on the office space expires in June 2007. CEL-SCI believes this arrangement is adequate for the conduct of its present business.

      CEL-SCI has a 17,900 square foot laboratory located at 4820 A-E Seton Drive, Baltimore, Maryland. The laboratory is leased by CEL-SCI at a cost of approximately $10,556 per month. The laboratory lease expires in 2009, with an extension available until 2014.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

      None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

      The annual meeting of CEL-SCI's shareholders was held on November 17, 2006.

      At the meeting the following persons were elected as directors for the upcoming year:

      Name                         Votes For           Votes Withheld
      ----                         ---------           --------------

      Maximilian de Clara         73,678,427             3,514,222
      Geert Kersten               74,245,159             2,947,490
      Alexander Esterhazy         74,894,204             2,298,445
      C. Richard Kinsolving       74,906,304             2,286,345
      Peter Young                 74,900,099             2,292,550

      At the meeting the following proposals were ratified by the shareholders.

     1. To approve the adoption of CEL-SCI's 2006 Incentive Stock Option Plan which provides that up to 2,000,000 shares of common stock may be issued upon the exercise of options granted pursuant to the Incentive Stock Option Plan.

     2. To approve the adoption of CEL-SCI's 2006 Non-Qualified Stock Option Plan which provides that up to 2,000,000 shares of common stock may be issued upon the exercise of options granted pursuant to the Non-Qualified Stock Option Plan.

     3. To approve the adoption of CEL-SCI's 2006 Stock Bonus Plan which provides that up to 2,000,000 shares of common stock may be issued to persons granted stock bonuses pursuant to the Stock Bonus Plan.

     4. To approve an amendment to CEL-SCI's Stock Compensation Plan to provide for the issuance of up to 2,000,000 additional restricted shares of common stock to CEL-SCI's directors, officers, employees and consultants for services provided to CEL-SCI.

     5. To approve the issuance of CEL-SCI's common stock for the conversion or payment of CEL-SCI's Series K notes and upon the exercise of CEL-SCI's Series K warrants.

     6. To ratify the appointment of BDO Seidman, LLP as CEL-SCI's independent registered public accounting firm for the fiscal year ending September 30, 2007.

      The following is a tabulation of votes cast with respect to these proposals:

                                   Votes
                   ------------------------------------       Broker
   Proposal        For            Against       Abstain     Non-Votes
   --------        ---            -------       -------     ---------

      1.        19,944,502       4,619,396      373,423    52,259,338
      2.        19,694,063       4,848,703      394,555    52,259,338
      3.        20,244,816       4,305,204      387,300    52,259,339
      4.        20,378,189       4,312,509      246,622    52,259,339
      5.        21,852,848       2,734,117      350,355    52,259,339
      6.        75,242,720       1,423,348      526,581         4,010


ITEM 5.   MARKET FOR REGISTRANT'S  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------
          AND ISSUER PURCHASES OF EQUITY SECURITIES
          -----------------------------------------

      As of September 30, 2006 there were approximately 2,500 record holders of CEL-SCI's common stock. CEL-SCI's common stock is traded on the American Stock Exchange under the symbol "CVM". Set forth below are the range of high and low quotations for CEL-SCI's common stock for the periods indicated as reported on the American Stock Exchange. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

        Quarter Ending         High              Low
        --------------         ----              ---

        12/31/04              $0.67             $0.46
         3/31/05              $1.08             $0.62
         6/30/05              $0.73             $0.48
         9/30/05              $0.60             $0.46

        12/31/05              $0.69             $0.45
         3/31/06              $1.06             $0.49
         6/30/06              $1.78             $0.71
         9/30/06              $0.92             $0.53

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

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

      The following selected financial data should be read in conjunction with the Consolidated Financial Statements and Notes, appearing elsewhere in this report, as well as Item 7 of this report.


                                  For the years ended September 30,
                      ----------------------------------------------------------------
Statements of
Operations               2006        2005            2004          2003         2002
----------            ----------------------------------------------------------------

Grant revenue and
 other                $ 125,457    $ 269,925     $ 325,479     $ 318,304     $ 384,939
Other expenses:
Research and
 development          1,896,976    2,229,729     1,941,630     1,915,501     4,699,909
Depreciation and
 amortization           170,902      190,420       198,269       199,117       226,514
General and
 administrative       3,406,775    1,930,543     2,310,279     2,287,019     1,754,332
Gain (loss) on
 derivative
 instruments          2,325,784      363,028     1,174,660    (2,319,005)    5,053,156
Other income                  -      625,472             -             -             -
Other costs of
 financing           (4,791,548)           -             -      (270,664)            -
Interest income          92,487       52,660        51,817        52,502        85,322
Interest expense       (216,737)           -       (53,855)   (1,365,675)   (4,517,716)
                    ------------  -----------   ----------- -------------  ------------
Net loss            $(7,939,210) $(3,039,607)  $(2,952,077)  $(7,986,175)  $(5,675,054)
                    ============  ===========  ============ =============  ============



                                  For the years ended September 30,
                      ----------------------------------------------------------------
Statements of
Operations               2006        2005            2004          2003         2002
----------            ----------------------------------------------------------------

Net loss per common
share
    Basic             $(0.10)        $(0.04)        $(0.04)       $(0.16)      $(0.20)

    Diluted           $(0.11)        $(0.05)        $(0.06)       $(0.19)      $(0.24)

Weighted average
common shares
outstanding
    Basic            78,971,290    72,703,395     67,273,133    50,961,457   28,746,341
    Diluted          93,834,078    73,581,925     68,924,099    51,127,439   31,788,281




Balance Sheets:
--------------                                  September 30,
                            ------------------------------------------------------------------
                                2006         2005          2004         2003           2002
                            ------------------------------------------------------------------

Working capital (deficit)  $ 7,109,879   $ 2,235,297  $ 4,592,332  $   205,815   $ (1,366,925)
Total assets                 9,653,277     3,092,352    5,513,810    2,915,206      3,771,258
Convertible debt (1)                 -             -            -      194,109      1,673,504
Note payable - Covance (1)           -             -            -      184,330              -
Note payable - Cambrex (1)           -             -            -      664,910      1,135,017
Series E preferred stock (1)         -             -            -            -      2,001,591
Derivative instruments -
 current (1)                 1,670,234         1,280            -      319,295              4
Derivative instruments -
 noncurrent (2)              8,645,796       811,180    1,175,488    2,517,131        314,844
Total liabilities         $ 10,583,878    $  987,313  $ 1,391,468  $ 4,694,385   $  6,115,876
Stockholders' equity
 (deficit)                    (930,601)    2,105,039    4,122,342   (1,779,179)    (2,344,618)



(1) Included in total liabilities.

No dividends have been declared on CEL-SCI's common stock.

      CEL-SCI's net losses for each fiscal quarter during the two years ended September 30, 2006 were:

                     Net income             Net income (loss) per share
                                            ----------------------------
Quarter                   (loss)            Basic                Diluted
-------              ------------           -----                -------

12/31/2004           $ (1,229,443)        $ (0.02)              $ (0.02)
3/31/2005            $ (1,149,440)        $ (0.01)              $ (0.02)
6/30/2005            $   (653,786)        $ (0.01)              $ (0.01)
9/30/2005            $     (6,938)             --                    --

12/31/2005           $   (997,127)        $ (0.01)              $ (0.01)
3/31/2006            $ (1,331,071)        $ (0.02)              $ (0.02)
6/30/2006            $ (1,294,041)        $ (0.02)              $ (0.02)
9/30/2006            $ (4,391,444)        $ (0.05)              $ (0.06)

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
--------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this report.

OVERVIEW
--------

     CEL-SCI's most advanced product, Multikine, which is cleared for Phase III clinical trial in the U.S. and in Canada, is being developed for the treatment of cancer. Multikine is designed to target the tumor micro-metastases that are mostly responsible for treatment failure. The basic idea of Multikine is to make current cancer treatments more successful. Phase II data indicated that Multikine treatment resulted in a substantial increase in the survival of patients. The lead indication is advanced primary head & neck cancer (500,000 new cases per annum). Since Multikine is not tumor specific, it may also be applicable in many other solid tumors.

      CEL-SCI also owns a pre-clinical technology called L.E.A.P.S. (Ligand Epitope Antigen Presentation System). The lead product derived from this technology is the CEL-1000 peptide which has shown protection in animals against herpes, viral encephalitis, malaria and cancer.

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

Results of Operations
---------------------

Year ended September 30, 2006
-----------------------------

      "Grant revenues and other" decreased by approximately $144,500 during the year ended September 30, 2006, compared to fiscal 2005, due to the winding down of the work funded by the grants in 2006 related to grants received in 2003. CEL-SCI is continuing to apply for grants to support its work.

      During the year ended September 30, 2006, general and administrative expenses increased by approximately $1,476,000. This change was largely due to:
1) costs related to the restatement of the financial statements (approximately $420,110); 2) an increase in public relations and corporate presentation expenses (approximately $587,200); 3) an increase in filing and registration fees (approximately $71,800) and 4) the employee stock option expense required by SFAS 123R (approximately $180,300).

      Interest income during the year ended September 2006 increased by approximately $39,800. The increase was due to an increase of the cash balances in the interest bearing accounts from the sale of the Series K convertible debt.

      The issuance of the Series K convertible debt in the summer of 2006 resulted in an additional charge of approximately $4,791,500. This charge included $568,710 paid as fees to the agent, legal fees and $223,907 in placement warrants issued to the agent. The remaining $3,998,800 (approximate) represent the immediate charge upon issuance of the convertible debt for the fair value accounting for the debt and the warrants. This charge is a non-cash charge. The interest expense of $216,737 is a result of the amortization of the discount on the convertible debt ($104,351) and actual interest paid in stock and cash ($112,386) for the interest expense on the Series K convertible debt.

      The gain on derivative instruments of approximately $2,325,800 for the year ended September 30, 2006 was the result of several factors: 1) a decrease in the value of the stock between the date of the issuance (August 2006) of the Series K convertible debt and September 30, 2006 resulted in the biggest part of the gain ($2,311,159), 2) reclassification to equity of all previous derivative instruments ($13,337), and 3) expiration of the Series E warrants ($1,495). CEL-SCI's future financial statements are expected to show significant gains and losses on derivative instruments due to the requirement to mark the value of the convertible debt to market, as measured by the stock price of CEL-SCI's common stock.

Fiscal 2005
-----------

      "Grant revenues and other" decreased by $55,554 during the year ended September 30, 2005, compared to 2004. This was due to the winding down of the work funded by the grants in 2005, related to grants received in 2003. CEL-SCI is continuing to apply for grants to support its work.

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

      CEL-SCI received $625,472 in settlement of a lawsuit in which CEL-SCI was not a party. The litigation involved a shareholder and three former investors in CEL-SCI. The lawsuit sought to recover short-swing profits allegedly obtained by the defendants, their investment advisor and the investment advisor's principal acting together as a group in trading CEL-SCI securities.

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

Fiscal 2004
-----------

      Grant revenue and other during fiscal year 2004 remained at approximately the same level as fiscal year 2003 as work continued on the four grants received during the fiscal year 2003. Interest income also remained approximately at the same level.

      Research and development expense increased by approximately $26,000 as CEL-SCI's research and development costs on L.E.A.P.S. increased during fiscal 2004.

      General and administrative expenses increased by approximately $23,000 this year. CEL-SCI's cost reduction program continues. This reduction was substantially offset by an increase in audit and audit-related fees and an increase in filing and registration fees.

      CEL-SCI recognized a gain of $1,174,660 on derivative instruments during fiscal year 2004 compared to a loss of $2,319,005 for the year ended September 30, 2003. This was due primarily to a decrease in the trading price of CEL-SCI's common stock which is a significant component of fair value of CEL-SCI's derivative instruments. Also, during fiscal year 2004, several derivative instruments met the criteria for equity classification after which they were no longer marked to market.

      Other costs of financing decreased by $270,664 during fiscal year 2004 since CEL-SCI did not enter into an equity line of credit financing arrangement during the year.

Research and Development Expenses
---------------------------------

      During the five years ended September 30, 2006 CEL-SCI's research and development efforts involved Multikine and L.E.A.P.S.. The table below shows the research and development expenses associated with each project during this five-year period.


                        2006         2005      2004       2003       2002
                        ----         ----      ----       ----       ----

MULTIKINE           $1,656,362  $1,911,615  $1,539,454  $1,653,904  $4,405,678
L.E.A.P.S.             240,614     318,114     402,176     261,597     244,769

Other                       --          --          --          --      49,462
                  ------------ ----------- ----------- ----------- -----------

       TOTAL        $1,896,976  $2,229,729  $1,941,630  $1,915,501  $4,699,909
                  ============ =========== =========== =========== ===========

     In January 2007, FDA gave the go-ahead for the Phase III clinical trial which had earlier been cleared by the Canadian regulatory agency, the Biologics and Genetic Therapies Directorate. CEL-SCI is unable to estimate the future costs of research and the clinical trial involving Multikine since CEL-SCI has not yet been able to price the Phase III study.

      As explained in Item 1 of this report, as of September 30, 2006, CEL-SCI was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. As with Multikine, CEL-SCI does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology. Consequently, CEL-SCI cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects.

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

Liquidity and Capital Resources
-------------------------------

     CEL-SCI has had only limited revenues from operations since its inception in March l983. CEL-SCI has relied primarily upon proceeds realized from the public and private sale of its common and preferred stock and convertible notes to meet its funding requirements. Funds raised by CEL-SCI have been expended primarily in connection with the acquisition of an exclusive worldwide license to, and later purchase of, certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, the repayment of debt, the continuation of research and development sponsored by CEL-SCI, administrative costs and construction of laboratory facilities. Inasmuch as CEL-SCI does not anticipate realizing revenues until such time as it enters into licensing arrangements regarding the technology and know-how licensed to it (which could take a number of years), CEL-SCI is mostly dependent upon the proceeds from the sale of its securities to meet all of its liquidity and capital resource requirements.

      Multikine has an FDA approved shelf life of two years. Consequently, Multikine can only be used for two years after it is manufactured. Since the last batch of Multikine was manufactured over two years ago, CEL-SCI does not currently have any Multikine available for future clinical studies. As a result, CEL-SCI will be required to manufacture additional quantities of Multikine for future research and clinical studies. CEL-SCI anticipates that the Multikine needed for its planned Phase III clinical trial will be manufactured at a cost of $4 to $5 million.

Series K Notes and Warrants
---------------------------

      On August 4, 2006, CEL-SCI sold Series K convertible notes, plus Series K warrants, to independent private investors for $8,300,000. The Notes bear interest annually at the greater of 8% or 6 month LIBOR plus 3% per year. The Notes are due and payable on August 4, 2011 and are secured and collateralized by substantially all of CEL-SCI's assets.

      Interest is payable quarterly with the first interest payment calculation due on September 30, 2006. This interest payment was paid on October 2, 2006. Beginning March 4, 2007 CEL-SCI is required to make monthly payments of $207,500 toward the principal amount of the Notes. If CEL-SCI fails to make any interest or principal payment when due, the Notes will become immediately due and payable.

      At CEL-SCI's election, and under certain conditions, CEL-SCI may use shares of its common stock to make interest and principal payments.

      At the holder's option the Series K notes are convertible into shares of the Company's common stock at a conversion price of $0.86.

      If CEL-SCI sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable Conversion Price, the Conversion Price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible, as the case may be. If CEL-SCI sells any additional shares of common stock, or any securities convertible into common stock at a price above the Conversion Price, but below the average closing price of CEL-SCI's common stock over the five trading days prior to the sale of the shares, the Conversion Price will be lowered to a price determined by a formula contained in the Notes. The Conversion Price will also be proportionately adjusted in the event of any stock splits.

      CEL-SCI has filed a registration statement with the Securities and Exchange Commission so that the shares of common stock issuable upon the conversion of the Series K notes or the exercise of the Series K warrants may be resold in the public market. CEL-SCI is required to keep the registration statement continuously effective until the shares covered by the registration statement have been sold or can be sold pursuant to Rule 144(k). If CEL-SCI fails to comply with this provision, CEL-SCI will be required to pay damages to the holders of the Notes.

      At any time after August 4, 2009 any Note holder will have the right to require CEL-SCI to redeem all or any portion of the outstanding principal amount of the Notes, plus all accrued but unpaid interest.

      The Series K warrants allow the holders to purchase up to 4,825,581 shares of CEL-SCI's common stock at a price of $0.95 per share at any time between February 4, 2007 and February 4, 2012.

      The exercise price of the Series K warrants, as well as the shares issuable upon the exercise of the warrants, will be proportionately adjusted in the event of any stock splits.

      If CEL-SCI sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable exercise price of the Series K warrants, the warrant exercise price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible, as the case may be.

      If CEL-SCI sells any additional shares of common stock, or any securities convertible into common stock at a price above the exercise price but below the market price of CEL-SCI's common stock, the exercise price of the Series K warrants will be lowered to a price determined by a formula contained in the warrants.

Future Capital Requirements
---------------------------

      CEL-SCI plans to use its existing financial resources, and any proceeds received from the exercise of CEL-SCI's outstanding warrants or options to fund its capital requirements during the year ending September 30, 2007.

      Other than funding operating losses, funding its research and development program, and paying its liabilities, CEL-SCI does not have any material capital commitments. Material future liabilities as of September 30, 2006 are as follows:

Contractual Obligations:                      Years  Ending September 30,
                                         -------------------------------------
                            Total           2007          2008         2009
                            -----           ----          ----         ----

Operating Leases         $244,836        $144,060      $ 71,136     $ 29,640
Employment Contracts   $2,291,475         763,825       763,825      763,825


       It should be noted that substantial additional funds will be needed for more extensive clinical trials which will be necessary before CEL-SCI will be able to apply to the FDA for approval to sell any products which may be developed on a commercial basis throughout the United States. In the absence of revenues, CEL-SCI will be required to raise additional funds through the sale of securities, debt financing or other arrangements in order to continue with its research efforts. However, there can be no assurance that such financing will be available or be available on favorable terms. It is the opinion of management that sufficient funds are available to meet CEL-SCI's liabilities and commitments as they come due during fiscal 2007. Ultimately, CEL-SCI must complete the development of its products, obtain appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

      CEL-SCI's cash flow and earnings are subject to fluctuations due to changes in interest rates on its certificates of deposit, and, to an immaterial extent, foreign currency exchange rates.

Critical Accounting Policies
----------------------------

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

      Stock Options and Warrants - In October 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). This statement encouraged but did not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. CEL-SCI had elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations". In December 2004 the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires companies to recognize expense associated with share based compensation arrangements, including employee stock options, using a fair value-based option pricing model. SFAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employees. Using the modified prospective transition method of adoption, CEL-SCI reflects compensation expense in the financial statements beginning October 1, 2005. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS No. 123R. As such, compensation expense will be recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005 as well as for the portion of awards previously granted that vested during the year ended September 30, 2006. For the year ended September 30, 2006, CEL-SCI recorded $180,300 in general and administrative expense for the cost of employee options. CEL-SCI's options vest over a three-year period from the date of grant. After one year, the stock is one-third vested, with an additional one-third vesting after two years and the final one-third vesting at the end of the three-year period. There were 1,086,000 options granted to employees during the year ended September 30, 2006. Options are granted with an exercise price equal to the closing bid price of CEL-SCI's stock on the day before the grant. CEL-SCI determines the fair value of the employee compensation using the Black Scholes method of valuation. No corresponding expense was recorded for the year ended September 30, 2005 because the statement did not require the cost to be recorded in that period. Under SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", which was in effect during the year ended September 30, 2005, CEL-SCI's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                                            Year Ended
                                                         September 30, 2005
 Net loss:                                               ------------------
 As reported                                              $(3,039,607)

Add:  Total stock-based employee compensation
expense determined under fair-value-based
method for all awards, net of related tax effects            (575,716)
                                                             ---------

   Pro forma net loss                                     $(3,615,323)
                                                           ===========

   Net loss per share, as reported                              $0.04
                                                           ============

   Pro forma net loss per share                                 $0.05
                                                           ============

      Options to non-employees are accounted for in accordance with FASB's Emerging Issues Task Force (EITF) Issue 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model. The Black-Scholes model requires CEL-SCI's management to make assumptions regarding the fair value of the options at the date of grant and the expected life of the options.

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

      Derivative Instruments--CEL-SCI enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. CEL-SCI accounts for these arrangement in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS No. 133") and Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", ("EITF 00-19"), as well as related interpretations of these standards. In accordance with accounting principles generally accepted in the United States ("GAAP"), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the statement of financial position and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features can not be reliably measured, CEL-SCI measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings. CEL-SCI determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument and precluding the use of "blockage" discounts or premiums in determining the fair value of a large block of financial instruments. Fair value under these conditions does not necessarily represent fair value determined using valuation standards that give consideration to blockage discounts and other factors that may be considered by market participants in establishing fair value.

Quantitative and Qualitative Disclosure About Market Risks
----------------------------------------------------------

      Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. CEL-SCI enters into financing arrangements that are or include freestanding derivative instruments or that are or include hybrid instruments that contain embedded derivative features. CEL-SCI does not enter into derivative instruments for trading purposes. Additional information is presented in the Notes to Consolidated Financial Statements. The fair value of these instruments is affected primarily by volatility of the trading prices of the CEL-SCI's common stock. For the years ended September 30, 2006, 2005 and 2004, CEL-SCI recognized a gain of $2,329,091, a gain of $363,028, and a gain of $1,174,660, respectively, resulting from changes in fair value of derivative instruments. CEL-SCI has no exposure to risks associated with foreign exchange rate changes because none of the operations of CEL-SCI are transacted in a foreign currency. (The interest rate risk on investments is considered immaterial due to the dollar value of investments as of September 30, 2006, 2005 and 2004.)

Recent Accounting Pronouncements
--------------------------------

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

      In December 2004 the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires companies to recognize expense associated with share based compensation arrangements, including employee stock options, using a fair value-based option pricing model. SFAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employees. Using the modified prospective transition method of adoption, CEL-SCI reflects compensation expense in the financial statements beginning October 1, 2005. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS No. 123R. As such, compensation expense was recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005 as well as for the portion of awards previously granted that vested during the year ended September 30, 2006.

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

      In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its financial statements.

      In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements". The statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is evaluating whether this statement will affect its current practice in valuing fair value of its derivatives each quarter.

      In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)". The Company does not have a defined benefit pension plan and does not believe that there will be an impact on its results of operations or cash flows. The statement is effective for fiscal years ending after December 15, 2006.

      In September 2006, SAB No. 108 was issued by the Securities and Exchange Commission. The interpretations in the SAB express the SEC staff's views regarding the process of quantifying financial statement misstatements. Beginning with annual financial statements covering fiscal years ending after November 15, 2006, material misstatements in the current year may result in the need to correct prior year financial statements, even if the misstatement in the prior year or years is considered immaterial. SAB 108 does not require previously filed reports to be amended. Such correction may be made the next time the company files the prior year financial statements. CEL-SCI believes that there will be no impact on its results of operations, cash flows or balance sheet because of this interpretation.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

      See the Financial Statements included with this Report.

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------------------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

      Not applicable

ITEM 9A.  CONTROLS AND PROCEDURES
---------------------------------

      Geert Kersten, CEL-SCI's Chief Executive and Financial Officer, has evaluated the effectiveness of CEL-SCI's disclosure controls and procedures as of September 30, 2006 and in his opinion CEL-SCI's disclosure controls and procedures ensure that material information relating to CEL-SCI, including CEL-SCI's consolidated subsidiary, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. To the knowledge of Mr. Kersten there have been no significant changes in CEL-SCI's internal controls or in other factors that could significantly affect CEL-SCI's internal controls subsequent to the date of evaluation, and as a result, no corrective actions with regard to significant deficiencies or material weakness in CEL-SCI's internal controls were required.

ITEM 9B.  OTHER INFORMATION
---------------------------

      Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Officers and Directors
----------------------

Name                      Age    Position
----                      ---    --------

Maximilian de Clara        76    Director and President
Geert R. Kersten, Esq.     47    Director, Chief Executive Officer and Treasurer
Patricia B. Prichep        55    Senior Vice President of Operations and
                                  Secretary
Dr. Eyal Talor             50    Senior Vice President of Research and
                                  Manufacturing
Dr. Daniel H. Zimmerman    65    Senior Vice President of Research, Cellular
                                  Immunology
John Cipriano              64    Senior Vice President of Regulatory Affairs
Alexander G. Esterhazy     62    Director
Dr. C. Richard Kinsolving  69    Director
Dr. Peter R. Young         61    Director

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

     Geert R. Kersten, Esq. Mr. Kersten was Director of Corporate and Investment Relations for CEL-SCI between February 1987 and October 1987. In October of 1987, he was appointed Vice President of Operations. In December 1988, Mr. Kersten was appointed Director of CEL-SCI. Mr. Kersten also became CEL-SCI's Treasurer in 1989. In May 1992, Mr. Kersten was appointed Chief Operating
Officer and in February 1995, Mr. Kersten became CEL-SCI's Chief Executive Officer. In previous years, Mr. Kersten worked as a financial analyst with Source Capital, Ltd., an investment advising firm in McLean, Virginia. Mr. Kersten is a stepson of Maximilian de Clara, who is the President and a Director of CEL-SCI. Mr. Kersten attended George Washington University in Washington, D.C. where he earned a B.A. in Accounting and an M.B.A. with emphasis on International Finance. He also attended law school at American University in Washington, D.C. where he received a Juris Doctor degree.

     Patricia B. Prichep has been CEL-SCI's Senior Vice President of Operations since March 1994. Between December 1992 and March 1994, Ms. Prichep was CEL-SCI's Director of Operations. Ms. Prichep became CEL-SCI's Corporate
Secretary in May 2000. From June 1990 to December 1992, Ms. Prichep was the Manager of Quality and Productivity for the NASD's Management, Systems and Support Department. Between 1982 and 1990, Ms. Prichep was Vice President and Operations Manager for Source Capital, Ltd.

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

      If a violation of this code of ethics act is discovered or suspected, the Senior Officer must (anonymously, if desired) send a detailed note, with relevant documents, to CEL-SCI's Audit Committee, c/o Dr. Peter Young, 1247 Dodgeton Drive, Frisco, TX 75034-1432.

ITEM 11.  EXECUTIVE COMPENSATION

      The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of CEL-SCI and (ii) by each other executive officer of CEL-SCI who received in excess of $100,000 during the fiscal year ended September 30, 2006.


                                                 All
                                                Other                        Other
                                                Annual   Restric-            Com-
                                                Compen-  ted Stock  Options  pensa-
Name and Princi-     Fiscal   Salary   Bonus    sation    Awards    Granted  tion
 pal Position         Year      (1)     (2)       (3)       (4)       (5)     (6)
----------------     ------   ------   -----    -------  ---------  -------  ------

Maximilian de Clara,  2006   $363,000 $200,000  $67,164   $ 11,600  100,000       --
President             2005   $363,000       --  $72,041         --   50,000       --
                      2004   $363,000       --  $60,165         --   50,000       --

Geert R. Kersten,     2006   $386,693       --  $18,612   $ 13,050  200,000   $   30
Chief Executive       2005   $370,585       --  $18,260   $ 12,700   50,000   $   30
Officer and           2004   $366,673       --  $18,690   $ 11,296   50,000       --
Treasurer

Patricia B. Prichep   2006   $170,820       --  $ 3,050   $  9,628   90,000   $   30
Senior Vice President 2005   $159,864       --  $ 3,000   $  9,404   30,000   $   30
of Operations and     2004   $148,942       --  $ 3,000   $  7,110   50,000       --
Secretary

Eyal Talor, Ph.D.     2006   $210,568       --  $ 3,050   $  9,600   80,000   $   30
Senior Vice President 2005   $201,154       --  $ 3,000   $  8,400   30,000   $   30
of Research and       2004   $192,373       --  $ 3,000   $  4,797   50,000       --
Manufacturing

Daniel Zimmerman,     2006   $161,574       --  $ 3,050   $  9,261   60,000   $   30
Ph.D, Senior Vice     2005   $154,350       --  $ 3,000   $  9,059   30,000   $   30
President of Cellular 2004   $147,613       --  $ 3,000   $  7,176   50,000       --
Immunology

John Cipriano         2006   $157,020       --       --   $  9,000   60,000   $   30
Senior Vice President 2005   $150,000       --       --   $  9,000   30,000   $   30
of Regulatory Affairs


(1) The dollar value of base salary (cash and non-cash) received. During the year ended September 30, 2006, $47,220 of the total salaries paid to the persons shown in the table were paid in restricted shares of CEL-SCI's common stock.

      Information concerning the issuance of these restricted shares is shown in the following table:

        Date Shares           Number of           Price
        Were Issued         Shares Issued       Per Share
        -----------         -------------       ----------

         09/20/06               81,413            $0.58

      On each date the amount of compensation satisfied through the issuance of shares was determined by multiplying the number of shares issued by the price per share. The price per share was equal to the closing price of CEL-SCI's common stock on the date prior to the date the shares were issued.

(2) The dollar value of bonus (cash and non-cash) received. The $200,000 paid to Mr. de Clara was paid in restricted shares of CEL-SCI's common stock which cannot be sold in the public market for three years.

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

      As of September 30, 2006, the number of shares of CEL-SCI's common stock, owned by the officers included in the table above, and the value of such shares at such date, based upon the market price of CEL-SCI's common stock were:

      Name                          Shares            Value
      ----                          ------            -----

      Maximilian de Clara          405,537       $   251,433
      Geert R. Kersten           2,828,736       $ 1,753,816
      Patricia B. Prichep          559,859       $   347,113
      Eyal Talor, Ph.D.            459,891       $   285,132
      Daniel Zimmerman, Ph.D.      449,276       $   278,551
      John Cipriano                 54,082       $    33,531

      Dividends may be paid on shares of restricted stock owned by CEL-SCI's officers and directors, although CEL-SCI has no plans to pay dividends.

(5) The shares of common stock to be received upon the exercise of all stock options granted during the periods covered by the table. Includes certain options issued in connection with CEL-SCI's Salary Reduction Plan as well as certain options purchased from CEL-SCI. See "Stock Options" below.

(6) All other compensation received that CEL-SCI could not properly report in any other column of the table including annual contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, CEL-SCI with respect to term life insurance for the benefit of the named executive officer, and the full dollar value of the remainder of the premiums paid by, or on behalf of, CEL-SCI. Amounts in the table for fiscal 2003 represent the value of CEL-SCI's common stock issued at below market prices and discussed in (1) above.

Long Term Incentive Plans - Awards in Last Fiscal Year
------------------------------------------------------

      None.

Employee Pension, Profit Sharing or Other Retirement Plans
----------------------------------------------------------

      During 1993 CEL-SCI implemented a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code and covering substantially all CEL-SCI's employees. Prior to January 1, 1998 CEL-SCI's contribution was equal to the lesser of 3% of each employee's salary, or 50% of the employee's contribution. Effective January 1, 1998 the plan was amended such that CEL-SCI's contribution is now made in shares of CEL-SCI's common stock as opposed to cash. Each participant's contribution is matched by CEL-SCI with shares of common stock which have a value equal to 100% of the participant's contribution, not to exceed the lesser of $1,000 or 6% of the participant's total compensation. CEL-SCI's contribution of common stock is valued each quarter based upon the closing price of its common stock. The fiscal 2006 expenses for this plan were $88,054. Other than the 401(k) Plan, CEL-SCI does not have a defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors
-------------------------

      Standard Arrangements. CEL-SCI currently pays its directors $2,500 each per quarter, plus expenses. CEL-SCI has no standard arrangement pursuant to which directors of CEL-SCI are compensated for any services provided as a director or for committee participation or special assignments.

      Other Arrangements. CEL-SCI has from time to time granted options to its outside directors. See Stock Options below for additional information concerning options granted to CEL-SCI's directors.

Employment Contracts.
---------------------

      In April 2005 CEL-SCI entered into a three-year employment agreement with Mr. de Clara which expires April 30, 2008. The employment agreement provides that CEL-SCI will pay Mr. de Clara an annual salary of $363,000 during the term of the agreement. In the event that there is a material reduction in Mr. de Clara's authority, duties or activities, or in the event there is a change in the control of CEL-SCI, then the agreement allows Mr. de Clara to resign from his position at CEL-SCI and receive a lump-sum payment from CEL-SCI equal to 18 months salary. For purposes of the employment agreement, a change in the control of CEL-SCI means the sale of more than 50% of the outstanding shares of CEL-SCI's Common Stock, or a change in a majority of CEL-SCI's directors. On September 8, 2006 Mr. de Clara's Employment Agreement was amended and extended to April 30, 2010. The terms of the amendment to Mr. de Clara's employment agreement are referenced in a report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2006.

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

      Effective September 1, 2003, CEL-SCI entered into a three-year employment agreement with Mr. Kersten. The employment agreement provides that during the term of the employment agreement CEL-SCI will pay Mr. Kersten an annual salary of $370,585. In the event there is a change in the control of CEL-SCI, the agreement allows Mr. Kersten to resign from his position at CEL-SCI and receive a lump-sum payment from CEL-SCI equal to 24 months salary. For purposes of the employment agreement a change in the control of CEL-SCI means: (1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors. Effective September 1, 2006 Mr. Kersten's employment agreement was extended to September 1, 2011.

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

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

     CEL-SCI has a compensation committee comprised of all of CEL-SCI's directors, with the exception of Mr. Kersten. During the year ended September 30, 2006, Mr. de Clara was the only officer participating in deliberations of CEL-SCI's compensation committee concerning executive officer compensation.

      During the year ended September 30, 2006, no director of CEL-SCI was also an executive officer of another entity, which had an executive officer of CEL-SCI serving as a director of such entity or as a member of the compensation committee of such entity.

Stock Options
-------------

      The following tables shows the options granted during the fiscal year ended September 30, 2006, to the persons named below, and the fiscal year-end value of all unexercised options (regardless of when granted) held by these persons.

           Options Granted During Fiscal Year Ended September 30, 2006
           -----------------------------------------------------------

                                                                       Potential Realizable
                                                                         Value at Assumed
                               % of Total                              Annual Rates of Stock
                                Options                                 Price Appreciation
                               Granted to    Exercise                  for Option Term (1)
                     Options   Employees in  Price Per   Expiration   ----------------------
 Name              Granted (#) Fiscal Year     Share        Date       5%               10%
------             ----------- ------------  ---------   ----------   ---              ----

Maximilian de Clara   100,000      9.21%        0.62       9/12/16   $34,049      $  68,098
Geert R. Kersten      200,000     18.42%        0.62       9/12/16   $68,098      $ 136,196
Patricia B. Prichep    90,000      8.29%        0.62       9/12/16   $30,644      $  61,288
Eyal Talor, Ph.D.      80,000      7.37%        0.62       9/12/16   $27,239      $  64,478
Daniel Zimmerman,
  Ph.D.                60,000      5.52%        0.62       9/12/16   $20,429      $  40,859
John Cipriano          60,000      5.52%        0.62       9/12/16   $20,429      $  40,859



(1) The potential realizable value of the options shown in the table assuming the market price of CEL-SCI's common stock appreciates in value from the date of the grant to the end of the option term at 5% or 10%.

                   Option Exercises and Year-End Option Values
                   -------------------------------------------

                                                                   Value (in $) of
                                                                    Unexercised
                                                    Number of       In-the-Money
                                                   Unexercised     Options at Fiscal
                        Shares                     Options (3)     Year-End (4)
                      Acquired On    Value         Exercisable/      Exercisable/
Name                 Exercise (1)  Realized (2)   Unexercisable     Unexercisable
------------------------------------------------------------------------------------

Maximilian de Clara      --          --      1,164,999 / 149,999   $238,666 / $ 8,833
Geert R. Kersten         --          --      3,458,001 / 249,999    $767,067 /$12,833
Patricia Prichep         --          --      1,104,834 / 126,666   $249,073 / $ 6,567
Eyal Talor               --          --        764,666 / 116,666   $165,900 / $ 6,167
Daniel Zimmerman         --          --         768,334 / 96,666   $176,313 / $ 5,367
John Cipriano            --           --        90,001 / 119,999     $1,533 / $ 5,267



(1) The number of shares received upon exercise of options during the fiscal year ended September 30, 2006.

(2) With respect to options exercised during CEL-SCI's fiscal year ended September 30, 2006, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

(3) The total number of unexercised options held as of September 30, 2006, separated between those options that were exercisable and those options that were not exercisable.

(4) For all unexercised options held as of September 30, 2006, the market value of the stock underlying those options as of September 30, 2006.

Stock Option and Bonus Plans
----------------------------

      CEL-SCI has Incentive Stock Option Plans, Non-Qualified Stock Option Plans and Stock Bonus Plans. All Stock Option and Bonus Plans have been approved by the stockholders. A summary description of these Plans follows. In some cases these Plans are collectively referred to as the "Plans".

      Incentive Stock Option Plan. The Incentive Stock Option Plans authorize the issuance of shares of CEL-SCI's common stock to persons who exercise options granted pursuant to the Plan. Only CEL-SCI's employees may be granted options pursuant to the Incentive Stock Option Plan.

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

      Other Information Regarding the Plans. The Plans are administered by CEL-SCI's Compensation Committee ("the Committee"), each member of which is a director of CEL-SCI. The members of the Committee were selected by CEL-SCI's Board of Directors and serve for a one-year tenure and until their successors are elected. A member of the Committee may be removed at any time by action of the Board of Directors. Any vacancies which may occur on the Committee will be filled by the Board of Directors. The Committee is vested with the authority to interpret the provisions of the Plans and supervise the administration of the Plans. In addition, the Committee is empowered to select those persons to whom shares or options are to be granted, to determine the number of shares subject to each grant of a stock bonus or an option and to determine when, and upon what conditions, shares or options granted under the Plans will vest or otherwise be subject to forfeiture and cancellation.

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

      Summary. The following sets forth certain information, as of December 1, 2006, concerning the stock options and stock bonuses granted by CEL-SCI. Each option represents the right to purchase one share of CEL-SCI's common stock.

                               Total       Shares
                               Shares    Reserved for   Shares      Remaining
                              Reserved   Outstanding   Issued as  Options/Shares
Name of Plan                 Under Plans   Options    Stock Bonus  Under Plans
------------                 ----------- ------------ ----------- --------------

Incentive Stock Option Plans   8,100,000  4,326,933          N/A     3,606,833
Non-Qualified Stock Option
  Plans                       11,760,000  7,292,696          N/A     2,395,667
Stock Bonus Plans              5,940,000        N/A    1,574,989     4,364,927

      Of the shares issued pursuant to CEL-SCI's Stock Bonus Plans 837,873 shares were issued as part of CEL-SCI's contribution to its 401(k) plan.

      The following table shows the weighted average exercise price of the outstanding options granted pursuant to CEL-SCI's Incentive and Non-Qualified Stock Option Plans as of September 30, 2006, CEL-SCI's most recent fiscal year end. CEL-SCI's Incentive and Non-Qualified Stock Option Plans have been approved by CEL-SCI's shareholders.


                                                               Number of Securities
                                 Number                         Remaining Available
                              of Securities                     For Future Issuance
                               to be Issued  Weighted-Average     Under Equity
                             Upon Exercise  Exercise Price of   Compensation Plans,
                             of Outstanding  of Outstanding    Excluding Securities
Plan category                  Options (a)      Options       Reflected in Column (a)
------------------------------------------------------------------------------------

Incentive Stock Option
 Plans                           4,326,933        $0.65             3,606,833
Non-Qualified Stock Option
 Plans                           7,511,362        $0.66             2,395,667


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
----------------------------------------------------------------------------
          RELATED  STOCKHOLDER MATTERS
          ----------------------------

      The following table shows, as of December 1, 2006, information with respect to the only persons owning beneficially 5% or more of the outstanding common stock and the number and percentage of outstanding shares owned by each director and officer and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address                   Number of Shares (1)    Percent of Class (3)
----------------                   ----------------        ----------------

Maximilian de Clara                   1,003,006                   1.2%
Bergstrasse 79
6078 Lungern,
Obwalden, Switzerland

Geert R. Kersten                      6,286,737 (2)               7.3%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Patricia B. Prichep                   1,664,693                   2.0%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Eyal Talor, Ph.D.                     1,224,557                   1.5%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Daniel H. Zimmerman, Ph.D.            1,217,610                   1.5%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

John Cipriano                           144,083                   0.2%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Alexander G. Esterhazy                  218,333                   0.3%
20 Chemin du Pre-Poiset
CH- 1253 Vandoeuvres
Geneve, Switzerland

C. Richard Kinsolving, Ph.D.            447,424                   0.5%
P.O. Box 20193
Bradenton, FL 34204-0193

Name and Address                   Number of Shares (1)    Percent of Class (3)
----------------                   ----------------        ----------------

Peter R. Young, Ph.D.                   219,601                   0.3%
1247 Dodgeton Drive
Frisco, TX 75034-1432

All Officers and Directors           12,426,044                  14.3%
as a Group (9 persons)


(1) Includes shares issuable prior to January 31, 2007 upon the exercise of options or warrants granted to the following persons:

                                          Options or Warrants Exercisable
      Name                                   Prior to January 31, 2007
      ----                                -------------------------------

      Maximilian de Clara                          964,999
      Geert R. Kersten                           3,458,001
      Patricia B. Prichep                        1,104,834
      Eyal Talor, Ph.D.                            764,666
      Daniel H. Zimmerman, Ph.D.                   768,334
      John Cipriano                                 90,001
      Alexander G. Esterhazy                       198,333
      C. Richard Kinsolving, Ph.D.                 358,334
      Peter R. Young, Ph.D.                        185,000

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

      None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
------------------------------------------------

      Deloitte & Touche LLP served as CEL-SCI's auditors for the years ended September 30, 2004 and 2003. The following table shows the aggregate fees billed to CEL-SCI for the two years ended September 30, 2006 by Deloitte & Touche LLP:

                                                Year Ended September 30,
                                                2006                2005
                                                ----                ----

Audit Fees                                $        --            $124,388
Audit-Related Fees                             23,000              24,500
Financial Information Systems                                          --
Design and Implementation Fees                                         --
Tax Fees                                                               --
All Other Fees                                                         --

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

      BDO Seidman, LLP served as CEL-SCI's auditors for the years ended September 30, 2006 and 2005. The following table shows the aggregate fees billed to CEL-SCI for the two years ended September 30, 2006 by BDO Seidman, LLP:

                                                Year Ended September 30,
                                                2006                2005
                                                ----                ----

Audit Fees                                   $159,364            $73,205
Audit-Related Fees                             45,496              9,773
Financial Information Systems                                         --
Design and Implementation Fees                                        --
Tax Fees                                                              --
All Other Fees                                                        --

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES
-------------------------------------------------

(a) See the Financial Statements attached to this Report.

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

3(b)  Amended Articles                 Incorporated by reference to Exhibit 3(a)
                                       of CEL-SCI's Registration Statement on
                                       Form S-1, Registration Nos. 2-85547-D and
                                       33-7531.

3(c)  Amended Articles                 Filed as Exhibit 3(c) to CEL-SCI's
      (Name change only)               Registration Statement on Form S-1
                                       Registration Statement (No. 33-34878).

3(d)  Bylaws                           Incorporated by reference to Exhibit 3(b)
                                       of CEL-SCI's Registration Statement on
                                       Form S-1, Registration Nos. 2-85547-D and
                                       33-7531.

10(d) Employment Agreement with        Incorporated by reference to Exhibit
      Maximilian de Clara              10(d) of CEL-SCI's report on Form 8-K
                                       (dated April 21, 2005) and Exhibit 10(d) to CEL-SCI's report on Form 8-K dated
                                       September 8, 2006.

10(e) Employment Agreement with        Incorporated by reference to Exhibit
      Geert Kersten                    10(e) of CEL-SCI's Registration Statement
                                       on Form S-3 (Commission File #106879) and
                                       Exhibit 10(c) to CEL-SCI's report on Form
                                       8-K dated September 8, 2006.

10(f) Distribution and Royalty         Incorporated by reference to Exhibit
      Agreement with Eastern Biotech   10(x) to Amendment No. 2 to CEL-SCI's
                                       Registration statement on Form S-3
                                       (Commission File No. 333-106879).

10(g) Securities Purchase Agreement    Incorporated by reference to Exhibit 10
      (together with schedule          to CEL-SCI's  report on Form 8-K dated
      required by Instruction 2 to     August 4, 2006.
      Item 601 of Regulation S-K)
      pertaining to Series K notes
      and warrants, together with The
      exhibits to the Securities
      Purchase Agreement.

   23 (c)Consent of BDO Seidman LLP
                                        -------------------------------------

                CEL-SCI CORPORATION

                Consolidated Financial Statements for the Years
                Ended September 30, 2006, 2005, and 2004, and
                Report of Independent Registered Public Accounting Firm

CEL-SCI CORPORATION

TABLE OF CONTENTS



Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  F - 2

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
 SEPTEMBER 30, 2006, 2005, AND 2004:

    Consolidated Balance Sheets                                          F - 3

    Consolidated Statements of Operations                                F - 4

    Consolidated Statements of Stockholders' Equity                      F - 5

    Consolidated Statements of Cash Flows                                F - 7

    Notes to Consolidated Financial Statements                           F - 11

Report of Independent Registered Public Accounting Firm


Board of Directors and Stockholders
CEL-SCI Corporation
Vienna, Virginia

We have audited the accompanying consolidated balance sheets of CEL-SCI Corporation as of September 30, 2006 and 2005 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CEL-SCI Corporation at September 30, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2006, in conformity with accounting principles generally accepted in the United States of America.



/s/ BDO SEIDMAN LLP

Bethesda, Maryland

January 12, 2007

                               CEL-SCI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2006 AND 2005

  ASSETS                                                 2006        2005
                                                      ------------------------

  CURRENT ASSETS:
       Cash and cash equivalents                    $  8,080,365  $  1,957,614
       Interest and other receivables                     35,626        21,164
       Prepaid expenses                                  526,498        12,172
       Inventory used for R&D and manufacturing          390,644       420,480
       Deposits                                           14,828             -
                                                    ------------- -------------

                        Total current assets           9,047,961     2,411,430

  RESEARCH AND OFFICE EQUIPMENT--less
    accumulated depreciation of $1,773,102
    and $1,690,788                                        92,117       181,541

  PATENT COSTS--less accumulated amortization
  of $896,407 and $816,169                               513,199       484,553

  DEPOSITS                                                     -        14,828
                                                    ------------- -------------

  TOTAL ASSETS                                      $  9,653,277  $  3,092,352
                                                    ============= =============

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

  CURRENT LIABILITIES:
    Accounts payable                                      98,056        74,354
    Accrued expenses                                      74,894        74,619
    Due to employees                                      17,425        22,880
    Accrued interest on convertible debt                  74,473             -
    Deposits held                                          3,000         3,000
    Derivative instruments - current portion           1,670,234         1,280
                                                    ------------- -------------

                     Total current liabilities         1,938,082       176,133

    Derivative instruments - noncurrent portion        8,645,796       811,180
                                                    ------------- -------------

                          Total liabilities           10,583,878       987,313

  COMMITMENTS AND CONTINGENCIES

  STOCKHOLDERS' EQUITY (DEFICIT):
    Preferred stock, $.01 par value - authorized
     100,000 shares; issued and outstanding - 0                -             -
    Common stock, $.01 par value -- authorized
     200,000,000 shares; issued and outstanding,
     82,697,428 and 74,494,206 shares at
     September 30, 2006 and 2005, respectively           826,974       744,942
    Additional paid-in capital                       105,180,834   100,359,296
    Accumulated deficit                             (106,938,409)  (98,999,199)
                                                    ------------- -------------

              Total stockholders' equity (deficit)      (930,601)    2,105,039
                                                    ------------- -------------

  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY (DEFICIT)                    $  9,653,277  $  3,092,352
                                                    ============= =============



             See notes to consolidated financial statements

                               CEL-SCI CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

                                             2006           2005         2004
                                           -------------------------------------

     GRANT REVENUE AND OTHER             $  125,457    $  269,925   $  325,479

     OPERATING EXPENSES:
      Research and development (excluding
       R&D depreciation of $74,043, $96,442
       and $115,420 respectively,
       included below)                    1,896,976     2,229,729    1,941,630
       Depreciation and amortization        170,902       190,420      198,269
       General & administrative           3,406,775     1,930,543    2,310,279
                                       ------------- ------------- ------------

              Total operating expenses    5,474,653     4,350,692    4,450,178
                                       ------------- ------------- ------------

  NET OPERATING LOSS                     (5,349,196)   (4,080,767)  (4,124,699)

  GAIN ON DERIVATIVE INSTRUMENTS          2,325,784       363,028    1,174,660

  COSTS ASSOCIATED WITH CONVERTIBLE DEBT (4,791,548)            -            -

  OTHER INCOME                                    -       625,472            -

  INTEREST INCOME                            92,487        52,660       51,817

  INTEREST EXPENSE                         (216,737)            -      (53,855)
                                       ------------- ------------- ------------

     NET LOSS BEFORE INCOME TAXES      $ (7,939,210) $ (3,039,607) $(2,952,077)

     INCOME TAX PROVISION                         -             -            -
                                       ------------- ------------- ------------

     NET LOSS                          $ (7,939,210) $ (3,039,607) $(2,952,077)
                                       ============= ============= ============

     NET LOSS PER COMMON SHARE
           BASIC                       $      (0.10) $      (0.04) $     (0.04)
                                       ============= ============= ============
           DILUTED                     $      (0.11) $      (0.05) $     (0.06)
                                       ============= ============= ============

     WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING
           BASIC                         78,971,290    72,703,395   67,273,133
                                       ============= ============= ============
           DILUTED                       93,834,078    73,581,925   68,924,099
                                       ============= ============= ============


               See notes to consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004


                                                          Additional
                                     Common Stock           Paid-In      Unearned   Accumulated
                                  Shares       Amount       Capital    Compensation   Deficit          Total
                                  -----------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2003     61,166,345   $ 611,663   $ 90,616,673   $       -   $(93,007,515)  $(1,779,179)

Exercise of warrants               614,520       6,145        893,277                                  899,422
Stock issued to employees
 for service                       180,959       1,810        169,630     (14,237)                     157,203
Stock issued to nonemployees
 for service                         7,414          74          7,859                                    7,933
Conversion of Series H
 convertible debt                  179,436       1,794        184,819                                  186,613
Interest on Series H
 convertible debt paid in
 common stock                        3,210          32          3,306                                    3,338
Exercise of stock options          213,503       2,135        103,731                                  105,866
Modification of employee
 stock options                                                  7,597                                    7,597
401(k) contributions paid
 in common stock                    72,495         725         51,751                                   52,476
Issuance of common stock for
 equity line of credit             307,082       3,071        341,994                                  345,065
Sale of common stock             9,402,403      94,025      6,899,679                                6,993,704
Costs for equity related
 transactions                                                (591,611)                                (591,611)
Reclassification of
 derivative instruments
 to equity                                                    685,992                                  685,992

        Net loss                                                                       (2,952,077)  (2,952,077)
                             --------------  -----------  ------------ -----------   ------------- ------------

BALANCE, SEPTEMBER 30, 2004     72,147,367      721,474    99,374,697     (14,237)    (95,959,592)   4,122,342

Stock issued to nonemployees
 for service                         8,687           86         4,084                                    4,170
Exercise of stock options          200,669        2,007        47,778                                   49,785
Issuance of stock options
 to employees                                                   7,972                                    7,972
401(k) contributions paid
 in common stock                   144,469        1,445        77,423                                   78,868
Issuance of common stock
 for equity line of credit         743,014        7,430       359,842                                  367,272
Expense unearned
 compensation                                                              14,237                       14,237
Private placement                1,250,000       12,500       487,500                                  500,000

      Net loss                                                                         (3,039,607)  (3,039,607)
                             --------------  -----------  ------------ -----------   ------------- ------------

BALANCE SEPTEMBER 30, 2005      74,494,206      744,942   100,359,296           -     (98,999,199)   2,105,039


                                        CEL-SCI CORPORATION
                          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004 (CONT'D)



                                                          Additional
                                     Common Stock           Paid-In      Unearned   Accumulated
                                  Shares       Amount       Capital    Compensation   Deficit          Total
                                  -----------------------------------------------------------------------------

Stock issued to non-employees
 for service                     980,000        9,800        611,250                                  621,050
Exercise of stock options        150,000        1,500         37,217                                   38,717
Issuance of stock options
 to nonemployees                                             271,893                                  271,893
Extension of options                                          86,864                                   86,864
401(k) contributions paid -
 in common stock                 132,989        1,330         84,150                                   85,480
Issuance of common stock
 to employees                    583,815        5,838        317,468                                  317,468
Issuance of common stock
 for equity line of credit     1,419,446       14,194        663,533                                  677,727
Payment of interest on
 convertible debt in common
 stock                            68,500          685         37,228                                   37,228
Penalty shares issued            186,250        1,863        130,624                                  132,487
Exercise of warrants           1,300,000       13,000        652,000                                  665,000
Cashless exercise of warrants    882,222        8,822         (8,822)                                       -
Private placement              2,500,000       25,000        975,000                                1,000,000
Reclassification of
 derivatives                                                 797,835                                  797,835
SFAS 123R cost of
 employee options                                            180,298                                  180,298
Financing costs                                              (15,000)                                 (15,000)

      Net loss                                                                         (7,939,210)  (7,939,210)
                             --------------  -----------  ------------ -----------   ------------- ------------

BALANCE, SEPTEMBER 30, 2006    82,697,428    $ 826,974    $105,180,834              $(106,938,409)  $ (930,601)
                             ==============  ===========  ============ ===========   ============== ==========



                 See notes to consolidated financial statements

                               CEL-SCI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004

                                                      2006            2005           2004
                                                 ---------------------------------------------
     CASH FLOWS FROM OPERATING ACTIVITIES:
       Net loss                                  $ (7,939,210)    $(3,039,607)    $(2,952,077)

       Adjustments to reconcile net loss to
         net cash used for operating
     activities:
           Depreciation and amortization
                                                      170,902          190,420        198,269
           Issuance of stock options to
             nonemployees for services                271,893            7,972              -
           Issuance of common stock for
             services                                 621,050            4,170        165,136
           Penalty shares issued to
             non-employees                            132,487                -              -
           Modification of stock options               86,864                -          7,597
           Issuance of stock to employees             323,306           14,237              -
           Employee option cost                       180,298                -              -
           Common stock contributed to
              401(k) plan                              85,480           78,868         52,476
           Impairment loss on abandonment of
              patents                                       -            3,716         43,351
           (Gain) loss on retired equipment               645            1,806              -
           Amortization of deferred
              financing costs                               -                -         16,243
           Amortization of discount on
             convertible note                         104,351                -         22,082
           Gain on derivative instruments          (2,325,784)        (363,028)    (1,174,660)
           Change in assets and liabilities:
             Decrease (increase) in interest
               and other receivables                  (14,462)              92         25,795
             (Increase) decrease in prepaid
               expenses                              (454,651)          57,795        (13,895)
             (Increase) decrease in inventory
               used in R&D and manufacturing          (29,839)          18,150       (137,171)
             Increase (decrease) in accounts
               payable                                  3,637          (71,782)      (385,952)
             Increase (decrease) in accrued
               expenses                                   275           10,259        (30,055)
             Increase in accrued interest on
               convertible debt                       112,386                -              -
             Increase (decrease) in due to
               employees                               (5,455)          17,560       (221,795)
             Decrease in deferred rent                      -                -         (5,540)
                                                -------------        ---------     ----------

       Net cash used for operating activities      (8,675,827)      (3,069,372)    (4,390,196)
                                                -------------        ---------     ----------

     CASH FLOWS USED FOR INVESTING
     ACTIVITIES:
         Purchases of equipment                        (1,885)         (65,736)       (52,175)
         Expenditures for patent costs                (88,819)         (87,966)      (121,430)
                                                -------------        ---------     ----------

       Net cash used for investing activities         (90,704)        (153,702)      (173,605)
                                                -------------        ---------     ----------


                                                         (continued)
                 See notes to consolidated financial statements.

                               CEL-SCI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004 (CONT'D)

                                                    2006           2005           2004
                                                  ----------------------------------------
     CASH FLOWS PROVIDED BY FINANCING
     ACTIVITIES:
       Proceeds from issuance of common stock    $1,000,000     $ 500,000     $7,799,970
       Proceeds from exercise of warrants           665,000             -        291,222
       Draw-downs on equity line of credit          677,727       367,272        340,000
       Proceeds from exercise of stock options       38,717        49,785        105,866
       Payments on notes payable                          -             -       (871,322)
       Proceeds from convertible debt             8,300,000             -              -
       Fair value adjustment for convertible
          debt                                    3,163,265             -              -
       Fair value adjustment for warrants
          issued in relation to convertible
          debt                                      835,666             -              -
       Warrants issued to placement agent           223,907
       Costs for equity related transactions
          not completed                             (15,000)            -       (591,611)
                                                -----------      --------       --------

     Net cash provided by financing activities   14,889,282       917,057      7,074,125
                                                -----------      --------       --------

     NET INCREASE (DECREASE)
       IN CASH AND CASH EQUIVALENTS               6,122,751    (2,306,017)     2,510,324

     CASH AND CASH EQUIVALENTS, BEGINNING OF
       YEAR                                       1,957,614     4,263,631      1,753,307
                                                -----------      --------       --------

     CASH AND CASH EQUIVALENTS, END OF YEAR      $8,080,365    $1,957,614     $4,263,631
                                                ===========    ==========     ==========











                 See notes to consolidated financial statements.
                                                                    (continued)

                               CEL-SCI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004 (CONT'D)


                                                    2006           2005           2004
                                                  ----------------------------------------
     CONVERSION OF CONVERTIBLE DEBT
       INTO COMMON STOCK:
         Decrease in convertible debt          $       -        $      -       $ 186,613
         Increase in common stock                      -               -          (1,794)
         Increase in additional paid-in
           capital                                     -               -        (184,819)
                                               ---------        --------       ---------
                                               $       -        $      -       $       -
                                               =========        ========       =========
     CONVERSION OF INTEREST ON
       CONVERTIBLE DEBT INTO COMMON STOCK:
         Decrease in accrued liabilities       $  37,913       $       -       $   3,338
         Increase in common stock                   (685)              -             (32)
         Increase in additional paid-in
           capital                              (111,701)              -          (3,306)
                                               ---------        --------       ---------
                                               $       -        $      -       $       -
                                               =========        ========       =========

     EXERCISE OF WARRANTS:
         Decrease in derivative instruments    $       -        $      -       $  77,900
         Increase in additional paid-in
           capital                                     -               -         (77,900)
                                               ---------        --------       ---------
                                               $       -        $      -       $       -
                                               =========        ========       =========
     SETTLEMENT OF DERIVATIVE INSTRUMENTS
       ON DRAW-DOWNS OF EQUITY LINE
       OF CREDIT:
         Decrease in derivative instruments    $       -        $      -       $   5,065
         Increase in additional paid-in
           capital                                     -               -          (5,065)
                                               ---------        --------       ---------
                                               $       -        $      -       $       -
                                               =========        ========       =========
     ISSUANCE OF WARRANTS ON SALE OF
       COMMON STOCK:
         Increase in derivative instruments    $       -        $      -       $(806,266)
         Decrease in additional paid-in
            capital                                    -               -         806,266
                                               ---------        --------       ---------
                                               $       -        $      -       $       -
                                               =========        ========       =========
     EQUIPMENT COSTS INCLUDED IN
       ACCOUNTS PAYABLE:
         Increase in research and office
           equipment                           $       -        $    268      $  31,728
         Increase in accounts payable                  -            (268)       (31,728)
                                               ---------        --------       ---------
                                               $       -        $      -       $       -
                                               =========        ========       =========

                                                                    (continued)

                See notes to consolidated financial statements.

                               CEL-SCI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
             YEARS ENDED SEPTEMBER 30, 2006, 2005 AND 2004 (CONT'D)


                                                    2006           2005           2004
                                                  ----------------------------------------

     PATENT COSTS INCLUDED IN
       ACCOUNTS PAYABLE:
         Increase in patent costs              $   20,065           2,568         15,539
         Increase in accounts payable             (20,065)       $ (2,568)     $ (15,539)
                                               ----------        --------      ----------
                                               $        -        $      -      $       -
                                               ==========        ========      =========
     CASHLESS EXERCISE OF WARRANTS:
         Decrease in derivative instruments    $        -        $      -      $ 530,300
         Increase in common stock                  (8,822)              -         (3,698)
         Decrease (increase) in additional
          paid-in capital                           8,822               -       (526,602)
                                               ----------        --------      ----------
                                               $        -        $      -      $       -
                                               ==========        ========      =========
     RECLASSIFICATION OF DERIVATIVE
       INSTRUMENTS:
         Decrease in derivative instruments    $  797,835        $      -      $ 685,992
         Increase in additional paid-in
          capital                                (797,835)              -       (685,992)
                                               ----------        --------      ----------
                                               $        -        $      -      $       -
                                               ==========        ========      =========
     FAIR VALUE ADJUSTMENT FOR CONVERTIBLE
       DEBT AND RELATED WARRANTS:
          Increase in convertible debt        $(3,998,931)       $      -      $       -
         Increase in costs associated with
           convertible debt                     3,998,931               -              -
                                               ----------        --------      ---------
                                               $        -        $      -      $       -
                                               ==========        ========      =========
     COST OF NEW WARRANTS AND REPRICING OF
       OLD WARRANTS ON PRIVATE PLACEMENT:
           Increase in additional paid-in
             capital                          $(1,192,949)       $      -      $       -
           Decrease in additional paid-in
             capital                            1,192,949               -              -
                                               ----------        --------      ----------
                                               $        -        $      -      $       -
                                               ==========        ========      =========


                 See notes to consolidated financial statements.

CEL-SCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED SEPTEMBER 30, 2006, 2005 and 2004
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   CEL-SCI Corporation (the "Company") was incorporated on March 22, 1983, in the state of Colorado, to finance research and development in biomedical science and ultimately to engage in marketing and selling products.

   CEL-SCI's lead product, Multikine(R), is being developed for the treatment of cancer. Multikine is a patented immunotherapeutic agent consisting of a mixture of naturally occurring cytokines, including interleukins, interferons, chemokines and colony-stimulating factors, currently being developed for the treatment of cancer. Multikine is designed to target the tumor micro-metastases that are mostly responsible for treatment failure. The basic concept is to add Multikine to the current cancer treatments with the goal of making the overall cancer treatment more successful. Phase II data indicated that Multikine treatment resulted in a substantial increase in the survival of patients. The lead indication is advanced primary head & neck cancer (500,000 new cases per annum). Since Multikine is not tumor specific, it may also be applicable in many other solid tumors.

   Significant accounting policies are as follows:

a. Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Viral Technologies, Inc. (VTI). All significant intercompany transactions have been eliminated upon consolidation.

b. Cash and Cash Equivalents--For purposes of the statements of cash flows, cash and cash equivalents consists principally of unrestricted cash on deposit and short-term money market funds. The Company considers all highly liquid investments with a maturity when purchased of less than three months, as cash and cash equivalents.

c. Prepaid Expenses and Inventory-- Prepaid expenses consist of expenses which benefit a substantial period of time. Inventory consists of manufacturing production advances and bulk purchases of laboratory supplies to be consumed in the manufacturing of the Company's product for clinical studies.

d. Research and Office Equipment--Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the terms of the lease. Repairs and maintenance which do not extend the life of the asset are expensed when incurred. Depreciation expense for the years ended September 30, 2006, 2005 and 2004 totaled $90,664, $116,268 and $128,997, respectively.

e. Patents--Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years). In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss is the difference between the estimated fair value of the asset and its carrying value. During the years ended September 30, 2006, 2005 and 2004, the Company recorded patent impairment charges of $-0-, $3,716 and $43,351, respectively, for the net book value of patents abandoned during the year. These amounts are included in general and administrative expenses. Amortization expense for the years ended September 30, 2006, 2005 and 2004 totaled $80,238, $74,152 and $69,272, respectively.

f. Derivative Instruments--The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangement in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS No. 133") and Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", ("EITF 00-19"), as well as related interpretations of these standards. In accordance with accounting principles generally accepted in the United States ("GAAP"), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the statement of financial position and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features can not be reliably measured, the Company measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument and precluding the use of "blockage" discounts or premiums in determining the fair value of a large block of financial instruments. Fair value under these conditions does not necessarily represent fair value determined using valuation standards that give consideration to blockage discounts and other factors that may be considered by market participants in establishing fair value.

g. Research and Development Grant Revenues--The Company's grant arrangements are handled on a reimbursement basis. Grant revenues under the arrangements are recognized as grant revenue when costs are incurred.

h. Research and Development Costs--Research and development expenditures are expensed as incurred. The Company had an agreement with an unrelated corporation for the production of Multikine, which is the Company's only product source. This agreement expired on December 31, 2006. Total research and development costs, excluding depreciation, were $1,896,976, $2,229,729 and $1,941,630 for the years ended September 30, 2006, 2005 and
      2004.

i. Other Costs of Financing--Other costs of financing represent the excess fair value of warrants issued in conjunction with financing arrangements where the warrants are required to be recorded as derivatives over the proceeds of the financing received at issuance.

j. Net Loss Per Common Share--Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Potentially dilutive common stock equivalents, including convertible preferred stock, convertible debt and options to purchase common stock, were excluded from the calculation for all periods presented as they were antidilutive.

k. Concentration of Credit Risk--Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company maintains its cash and cash equivalents with high quality financial institutions. At times, these accounts may exceed federally insured limits. The Company has not experienced any losses in such bank accounts. The Company believes it is not exposed to significant credit risk related to cash and cash equivalents.

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

n. Reclassifications--Certain items in the 2004 and 2005 consolidated financial statements have been reclassified to conform to the current year presentation.

o. Recent Accounting Pronouncements--In November 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 151, "Inventory Costs, an amendment of Accounting Research Bulletin (ARB) 43, Chapter 4, Inventory Pricing". This statement amends ARB 43, Chapter 4 "Inventory Pricing", to clarify accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 requires that those items be recognized as current-period charges in all circumstances. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 151 will have a material effect on its financial position, results of operations or cash flows.

      In December 2004 the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment (stock options and restricted stock) issued to employees. 123R applies to all transactions involving issuance of equity by a Company in exchange for goods and services, including transactions with employees. SFAS No. 123R is effective for the first fiscal period in the fiscal year beginning after June 15, 2005. The Company recorded costs of $180,298 during the year ended September 30, 2006 under 123R.

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

      In February 2006, the FASB issued SFAS No. 155, "Hybrid Instruments". The statement amends SFAS No. 133 and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The statement also resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The statement: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and e) amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 will not have a material impact on its results of operations or cash flows.

      In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its financial statements.

      In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements". The statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is evaluating whether this statement will affect its current practice in valuing fair value of its derivatives each quarter.

      In September 2006, FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of FASB Statements No. 87, 88, 106, and 132(R)". The Company does not have a defined benefit pension plan and does not believe that there will be an impact on its results of operations or cash flows. The statement is effective for fiscal years ending after December 15, 2006.

      In September 2006, SAB No. 108 was issued by the Securities and Exchange Commission. The interpretations in the SAB express the SEC staff's views regarding the process of quantifying financial statement misstatements. Beginning with annual financial statements covering fiscal years ending after November 15, 2006, material misstatements in the current year may result in the need to correct prior year financial statements, even if the misstatement in the prior year or years is considered immaterial. SAB 108 does not require previously filed reports to be amended. Such correction may be made the next time the company files the prior year financial statements. CEL-SCI believes that there will be no impact on its results of operations, cash flows or balance sheet because of this interpretation.

p. Stock-Based Compensation-- In October 1996, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation". This statement encouraged but did not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees, and related Interpretations". In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which amended SFAS No. 123. SFAS 148 provided alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation and required more prominent and more frequent disclosures in the financial statements of the effects of stock-based compensation. The provisions of SFAS 148 were effective for fiscal years ending after December 15, 2002. At that time, the Company elected to continue to account for its employee stock-based compensation using the intrinsic value method. In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment (stock options and restricted stock) issued to employees. 123R applies to all transactions involving issuance of equity by a Company in exchange for goods and services, including transactions with employees. SFAS No. 123R is effective for the first fiscal period in the fiscal year beginning after June 15, 2005. The Company recognized expense of $180,298 for options issued or vested during the fiscal year ended September 30, 2006. The following table summarizes stock option activity for the year ended September 30, 2006.

Non-Qualified Stock Option Plan
--------------------------------

                                  Outstanding                                               Exercisable
                     ----------------------------------------------      ------------------------------------------------
                                              Weighted                                          Weighted
                                               Average                                           Average
                                  Weighted    Remaining                             Weighted    Remaining
                       Number      Average   Contractual   Aggregate       Number    Average    Contractual     Aggregate
                         of       Exercise      Term       Intrinsic        of      Exercise       Term         Intrinsic
                       Shares       Price      (Years)       Value        Shares      Price       (Years)         Value
                     ----------------------------------------------      ------------------------------------------------
Outstanding at
October 1, 2005      6,215,363     $ 0.66        5.80      $642,085      4,642,893   $ 0.76         4.98        $ 432,032

Vested                       -                                           1,288,821     0.36
Granted              1,466,000       0.73                                  250,000     0.73
Exercised             (150,001)      0.24                                 (150,001)    0.24
Forfeited                    -                                                   -
Expired                (20,000)      1.05                                  (20,000)    1.05

Outstanding at
September 30, 2006   7,511,362      $0.66        5.15     $1,390,653     6,011,713   $ 0.68         4.81        $1,306,320



Incentive Stock Option Plan
---------------------------

                                  Outstanding                                               Exercisable
                     ----------------------------------------------      ------------------------------------------------
                                              Weighted                                          Weighted
                                              Average                                           Average
                                  Weighted    Remaining                             Weighted    Remaining
                       Number      Average   Contractual   Aggregate       Number    Average    Contractual     Aggregate
                         of       Exercise      Term       Intrinsic        of      Exercise       Term         Intrinsic
                       Shares       Price      (Years)       Value        Shares      Price       (Years)         Value
                     ----------------------------------------------      ------------------------------------------------
Outstanding at
 October 1, 2005      3,972,633     $0.68       6.18       $630,833      2,885,968   $ 0.81         5.52       $  418,334

Vested                        -                                            939,999
Granted                 370,000      0.58                                        -
Exercised                     -                                                  -
Forfeited                (1,200)     8.43                                   (1,200)    8.43
Expired                 (14,500)     5.10                                  (14,500)    5.10

Outstanding at
September 30, 2006    4,326,933     $0.65       6.03     $1,047,933      3,810,267   $ 0.66         5.59       $1,021,933


      The total intrinsic value of options exercised during the year ended September 30, 2006 was $67,432.

      A summary of the status of the Company's non-vested options as of September 30, 2006 is presented below:

Non-qualified Stock Option Plan:
-------------------------------

      Nonvested at October 1, 2005        1,572,470       $0.25
      Vested                             (1,538,821)
      Granted                             1,466,000
      Forfeited                                   -
      Expired                                     -
                                        -----------
      Nonvested at
        September 30, 2006                1,499,649       $0.23

Incentive Stock Option Plan:
---------------------------

      Nonvested at October 1, 2005        1,086,665       $0.21
      Vested                               (939,999)
      Granted                               370,000
      Forfeited                                   -
      Expired                                     -
                                         ----------
      Nonvested at
        September 30, 2006                  516,666       $0.46

      For the year ended September 30, 2005, if the Company had elected to recognize compensation expense based on the fair value of the awards granted, consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                          September 30, 2005
                                          ------------------
      Net loss:
         As reported                         $(3,039,607)
         Subtract:  Total stock-based
         employee compensation
         expense determined under
         fair-value based method for
         all awards, net of related
         tax effects                            (575,716)
                                             ------------
         Pro forma net loss                  $(3,615,323)
                                             ============

      Net loss per common share:
         As reported                     $         (0.04)
                                         ================
         Pro forma                       $         (0.05)
                                         ================

   The weighted average fair value at the date of grant for options granted during fiscal years 2006, 2005 and 2004 was $0.58, $0.48 and $0.48, respectively.

   The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                         2006         2005         2004
                                         -------------------------------

      Expected stock risk volatility       78%         74%            88%
      Risk-free interest rate            4.88%       4.21%     3.13-4.25%
      Expected life options           10 Years     5 Years        5 Years
      Expected dividend yield                -           -             -

   The effects of applying SFAS No. 123 in this pro forma disclosure are not necessarily indicative of the effect on future amounts.

   The Company's stock options are not transferable, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. The Company has based its assumption for stock price volatility on the variance of monthly closing prices of the Company's stock. The risk-free rate of return used for fiscal years 2006, 2005 and 2004 equals the yield on five-year zero-coupon U.S. Treasury issues on the grant date. No discount was applied to the value of the grants for non-transferability or risk of forfeiture.

2.   SERIES K CONVERTIBLE DEBT

     In August 2006, the Company issued $8,300,000 million in aggregate principal amount of convertible notes (the "Series K Notes") together with warrants to purchase 4,825,581 shares of the Company's common stock (the "Series K Warrants"). Additionally, in connection with issuance of the Series K Notes and Series K Warrants, the placement agent received a fee of $498,000 and 386,047 fully vested warrants (the "Placement Agent Warrants") to purchase shares of the Company's common stock. Net proceeds were $7,731,290, net of $568,710 in direct transaction costs, including the placement agent fee.

     Features of the Convertible Debt Instrument and Warrants
     The Series K Notes are convertible into 9,651,163 shares of the Company's common stock at the option of the holder at any time prior to maturity at a conversion price of $0.86 per share, subject to adjustment for certain events described below. The Series K Warrants are exercisable over a five-year period from February 4, 2007 through February 4, 2012 at $0.95 per share.

     The Series K Notes bear interest at the greater of 8% or LIBOR plus 300 basis points, and are required to be repaid in thirty equal monthly installments of $207,500 beginning on March 4, 2007 and continuing through September 4, 2010. The remaining principal balance of $2,075,000 is required to be repaid on August 4, 2011; however, holders of the Series K Notes may require repayment of the entire remaining principal balance at any time after August 4, 2010. Interest is payable quarterly beginning in September 30, 2006. Each payment of principal and accrued interest may be settled in cash or in shares of common stock at the option of the Company. The number of shares deliverable under the share-settlement option is determined based on the lower of (a) $0.86 per share, as adjusted pursuant to the terms of the Series K Notes or (b) 90% applied to the arithmetic average of the volume-weighted-average trading prices for the twenty day period immediately preceding each share settlement.

     In the event of default, as defined in the Series K Notes, all amounts due and outstanding thereunder shall become, at the option of the holders, immediately due and payable in cash, in an amount that equals the sum of
     (i) the greater of (a) 115% of the outstanding balance plus all accrued and unpaid interest or (b) 115% of the arithmetic average of the volume-weighted-average trading prices for the five day period immediately preceding notice requiring repayment, and (ii) all other amounts due in connection with the Series K Notes and associated agreements. Additionally, if a certain breach occurs under a related registration rights agreement, the Company will be required to pay, as liquidated damages, 1.5% per month of the outstanding balance of the Series K Notes, until such default is cured (or 2% per month if such breach occurs after 180 days following closing of the transaction). Events of default include circumstances in which the Company either fails to have a registration statement for shares into which the Series K Notes can be converted be declared effective by the SEC within 180 days of the issuance date of the Series K Notes or that the registration statement's effectiveness lapses for any reason.

     The Company may not make payments in shares if such payments would result in the cumulative issuance of shares of its common stock exceeding 19.999% of the shares outstanding on the day immediately preceding the issuance date of the Series K Notes, unless prior approval is given by vote of at least a majority of the shares outstanding. The Company received such approval on November 17, 2006. The Company cannot determine at this time if it will be required to issue shares in excess of the Issuable Maximum because the number of shares issuable as payments of principal and interest under the Series K Notes will depend on future share prices. The conversion price of the Series K Notes and exercise price of the Series K Warrants are each subject to certain anti-dilution protections, including for stock splits, stock dividends, change in control events and dilutive issuances of common stock or common stock equivalents, such as stock options, at an effective price per share that is lower than the then conversion price. In the event of a dilutive issuance of common stock or common stock equivalents, the conversion price and exercise price would be reduced to equal the lower per share price of the subsequent transaction.

     Accounting for the Convertible Debt Instrument and Warrants
     -----------------------------------------------------------

     The Company is accounting for the Series K Warrants as derivative liabilities in accordance with SFAS No. 133. The Company has determined that the Series K Notes constitute a hybrid instrument that has the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of FAS 133. The Company has determined that certain of these features can not be reliably measured and, in accordance with the requirements of SFAS No. 133, has measured the entire hybrid instrument at fair value with changes in fair value recognized as a either gain or loss.

     Upon issuance of the Series K Notes and Series K Warrants, the Company allocated proceeds received to the Series K Notes and the Series K Warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Series K Notes to be $6,565,528. The Series K Notes were immediately marked to fair value resulting in a derivative liability in the amount of $9,728,793 and recognized a charge of $3,163,265, which was recorded as costs associated with convertible debt. As of September 30, 2006, the fair value of the Series K Notes is $8,094,916, and the Company recognized a gain of $1,738,228 during the year ended September 30, 2006, arising from the decrease in fair value from the date of issuance.

     A debt discount in the amount of $1,734,472 is being amortized to interest expense using the effective interest method over the expected term of the Series K Notes. During the year ended September 30, 2006, the Company recorded interest expense of $104,351 related amortization of the debt discount, with a corresponding increase in the carrying amount of the debt.

     Upon issuance, the Series K Warrants and Placement Agent Warrants did not meet the requirements for equity classification set forth in EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," because such warrants (a) must be settled in registered shares and (b) are subject to substantial liquidated damages if the Company is unable to maintain the effectiveness of the resale registration of the shares. Therefore such warrants must be accounted for as freestanding derivative instruments pursuant to the provisions of FAS 133. Accordingly, the Company allocated $2,570,138 of the initial proceeds to the Series K Warrants and immediately marked them to fair value resulting in a derivative liability of $2,570,138 and recognized a charge of $835,666, which was recorded as costs associated with convertible debt. As of September 30, 2006, the fair value of the Series K Warrants is $2,043,532, and the Company recognized a gain of $526,606 during the year ended September 30, 2006, arising from the decrease in fair value from the date of issuance.

     The Company paid $568,710 in cash transaction costs and incurred another $223,907 in costs based upon the fair value of the Placement Agent Warrants, which was recorded as costs associated with convertible debt. Such costs were expensed immediately as part of fair value adjustments required in connection with the convertible debt instrument and the Company's irrevocable election to initially and subsequently measure the Series K Notes at fair value. As of September 30, 2006 the fair value of the Placement Agent Warrants was $177,582 and the Company recognized a gain of $46,325 during the year then ended, arising from the decrease in fair value from the date of issuance.

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

   Currently the Company has sufficient cash to support its operations at the current expenditure rate until the fall of 2008. Even though the Company has Phase III go-ahead for its Multikine drug from the Canadian regulators, the Company has not started the Phase III trial because it feels that an agreement with FDA on the trial design and the trial endpoints is very important. The Company received the go-ahead from the FDA in January 2007. The Company has not yet decided if it intends to run the Phase III trial either through a partnership agreement, such as the one it has with Orient Europharma in Asia, or a new partnering agreement with a pharmaceutical company or a financial institution, or a secondary or private financing.

4.   RESEARCH AND OFFICE EQUIPMENT

   Research and office equipment at September 30, 2006 and 2005, consists of the following:

                                                 2006           2005
                                                 ----           ----

Research equipment                            $ 1,712,137   $ 1,718,895
Furniture and equipment                           110,041       110,393
Leasehold improvements                             43,041        43,041
                                              -----------   -----------
                                                1,865,219     1,872,329
Less: Accumulated depreciation and
   amortization                                (1,773,102)   (1,690,788)
                                              -----------   -----------
Net research and office equipment             $    92,117   $   181,541
                                              ===========   ===========

5. INCOME TAXES

   At September 30, 2006 the Company had a federal net operating loss carryforward of approximately $85.4 million expiring from 2007 through 2026. The Company has deferred tax assets of approximately $32.7 million and $31.7 million at September 30, 2006 and 2005, respectively. The deferred tax assets are principally a result of the net operating loss carryforwards and research and development credits.

   At both September 30, 2006 and 2005, the Company has recognized a valuation allowance to the full extent of its deferred tax assets. The valuation allowances at September 30, 2006 and 2005 were approximately $32,690,200 and $31,660,200, respectively. In assessing the realization of the deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax assets are dependent upon the generation of future taxable income. Management has considered the history of the Company's operating losses and believes that the realization of the benefit of the deferred tax assets cannot be determined. In addition, under the Internal Revenue Code Section 382, the Company's ability to utilize these net operating loss carryforwards may be limited or eliminated in the event of a change in ownership. Internal Revenue Code Section 382 generally defines a change in ownership as the situation where there has been a more than 50 percent change in ownership of the value of the Company within the last three years.

   The Company's effective tax rate is different from the applicable federal statutory tax rate. The reconciliation of these rates for the years ended September 30 is as follows:

                                                2006      2005      2004
                                             ---------  --------  --------
     Expected statutory rate                  (35.0%)   (35.0%)   (35.0%)
     State tax rate, net of federal benefit    (3.9%)    (3.9%)    (3.9%)
     Nondeductible interest                     0.9%      0.0%      0.0%
     Nondeductible (nontaxable) derivative
     losses (gains)                            (2.9%)    (4.6%)    (4.6%)
     Other nondeductible expenses                6.1%     15.2%      0.2%
     Increase in valuation allowance            34.8%     28.3%     53.9%
                                             ---------  --------  --------

     Effective tax rate                          0.0%      0.0%      0.0%
                                             =========  ========  ========

6. STOCK OPTIONS, BONUS PLAN AND WARRANTS

   Non-Qualified Stock Option Plan--At September 30, 2006, the Company has collectively authorized the issuance of 11,760,000 shares of common stock under the Non-Qualified Stock Option Plan. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options are to be determined by the Company's Compensation Committee, which administers all of the plans. The Company's employees, directors, officers, and consultants or advisors are eligible to be granted options under the Non-Qualified Stock Option Plan.

   Information regarding the Company's Non-Qualified Stock Option Plan is summarized as follows:
                                          Outstanding           Exercisable
                                     -------------------     -------------------
                                                Weighted                Weighted
                                                Average                  Average
                                                Exercise                Exercise
                                     Shares      Price       Shares      Price
                                     ------     --------     ------    ---------
   Options outstanding,
       October 1, 2003             6,453,973       $0.74    3,319,317     $1.18

       Options granted               670,000        0.61
       Options exercised            (198,503)       0.43
       Options forfeited             (26,332)       0.28
                                  ----------

   Options outstanding,
       September 30, 2004          6,899,138        0.74    4,288,847      0.98
                                  ----------

      Options granted                278,000        0.48
        Options exercised           (174,001)       0.24
        Options forfeited           (787,774)       1.35
                                  ----------

   Options outstanding,
       September 30, 2005          6,215,363        0.66    4,642,893      0.76
                                  ----------

       Options granted             1,466,000        0.63
       Options exercised            (150,001)       0.26
       Options forfeited             (20,000)       1.05
                                  ----------

   Options outstanding,
       September 30, 2006          7,511,362       $0.66    6,011,713     $0.69
                                   =========

   At September 30, 2006, options outstanding and exercisable were as follows:

                           Weighted     Weightede                     Weighted
                           Average       Average                      Average
Range of                   Exercise     Remaining                     Exercise
Exercise        Number      Price      Contractual      Number         Price
 Prices      Outstanding  Outstanding      Life       Exercisable    Exercisable
--------     -----------  -----------  -----------    -----------    -----------

$0.16-$0.24   2,167,995     $  0.22     6.49 years     2,167,995       $ 0.22
$0.33-$0.50     631,333     $  0.40     7.11 years       446,006       $ 0.27
$0.54-$0.81   2,420,833     $  0.61     6.01 years     1,106,511       $ 0.63
$1.05-$1.58   1,956,266     $  1.07     2.24 years     1,956,266       $ 1.07
$1.67-$2.51     310,835     $  1.93     2.24 years       310,835       $ 1.93
$3.25-$4.88      23,300     $  3.29     0.76 years        23,300       $ 3.29
$6.25-$9.38         800     $  6.25     2.00 years           800       $ 6.25

   During March 2000, the Company agreed to restore and vest 40,000 options at prices ranging from $5.25 to $5.62, to one former Director and one Director as part of a settlement agreement. The options expired on September 25, 2006. As of September 30, 2005, 20,000 options had been exercised.

   In July 2001, the Company repriced 1,298,098 outstanding employee and director stock options under the Nonqualified Plans that were priced over $2.00 down to $1.05. Under FAS 123R these options are not longer variable therefore no expense was recorded during the year ended September 30, 2006. During the years ended September 30, 2005 and 2004 no expense was recorded because the exercise price of the options exceeded the fair market value of the Company's common stock. As of September 30, 2006, 757,266 of these options remain outstanding.

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

   In April 2005, the Company extended the expiration date on 1,625,333 options from the Nonqualified Stock Option Plan with exercise prices ranging from $1.05 to $1.94. The options originally would have expired from June 2005 to October 2005 and were extended for three years to expiration dates ranging from June 2008 to October 2008. This extension was considered a new measurement date with respect to the modified options. At the date of modification, the exercise price of the options exceeded the fair market value of the Company's common stock and no compensation expense was recorded. As of September 30, 2006, all of these options remain outstanding.

   In September 2006, the Company extended the expiration date on 126,666 options from the Nonqualified Stock Option Plan with exercise price of $1.05. The options originally would have expired from September 2006 to May 2007 and were extended for three years to expiration dates ranging from September 2009 to May 2010. This extension was considered a new measurement date with respect to the modified options. At the date of modification, compensation expense of $30,468 was recorded. As of September 30, 2006, all of these options remain outstanding.

   Incentive Stock Option Plan--At September 30, 2006, the Company has collectively authorized the issuance of 8,100,000 shares of common stock under the Incentive Stock Option Plan. Options vest over a one-year to three-year period and expire no later than ten years after the grant date. Terms of the options are to be determined by the Company's Compensation Committee, which administers all of the plans. Only the Company's employees and directors are eligible to be granted options under the Incentive Plan.

   Information regarding the Company's Incentive Stock Option Plan is summarized as follows:

                                    Outstanding            Exercisable
                                 --------------------   --------------------
                                             Weighted              Weighted
                                              Average              Average
                                             Exercise              Exercise
                                  Shares      Price      Shares      Price
                                  ------     --------    ------    ---------
       Options outstanding,
             October 1, 2003     3,801,100     $0.68    1,162,768     $1.65
         Options granted           100,000      1.13
         Options exercised         (15,000)     1.05
         Options forfeited         (53,000)     1.15
                                 ---------

       Options outstanding,
         September 30, 2004      3,833,100      0.68    2,006,435      1.05
           Options granted         170,000      0.48
           Options exercised       (26,667)     0.22
           Options forfeited        (3,800)     2.16
                                 ---------

       Options outstanding,
         September 30, 2005      3,972,633      0.68    2,885,968      0.81
           Options granted         370,000      0.58
           Options exercised             -
           Options forfeited       (15,700)     5.36
                                 ---------

       Options outstanding,
          September 30, 2006     4,326,933      $0.65   3,810,267     $0.66
                                 =========

   At September 30, 2006, options outstanding and exercisable were as follows:

                           Weighted     Weighted                      Weighted
                           Average       Average                      Average
Range of                   Exercise     Remaining                     Exercise
Exercise        Number      Price      Contractual      Number         Price
 Prices      Outstanding  Outstanding      Life       Exercisable    Exercisable
--------     -----------  -----------  -----------    -----------   -----------

$0.22-$0.33    2,523,333    $ 0.22      6.50 years     2,523,333       $ 0.22

$0.48-$0.72      540,000    $ 0.55      9.64 years        56,667       $ 0.48

$1.00-$1.50    1,036,766    $ 1.08      3.56 years     1,003,433       $ 1.08

$1.85-$2.78       81,167    $ 2.00      2.63 years        81,167       $ 2.00

$2.87-$4.31       28,667    $ 3.38      0.29 years        28,667       $ 3.38

$4.50-$6.75      117,000    $ 5.00      1.87 years       117,000       $ 5.00

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

   In July 2001, the Company repriced 816,066 outstanding employee and director stock options under the Incentive Stock Option Plan that were priced over $2.00 down to $1.05. Under FAS 123R these options are no longer variable therefore no expense was recorded during the year ended September 30, 2006. During the years ended September 30, 2005 or 2004 no expense related to these options was recorded because the exercise price of these options exceeded the fair market value of the Company's common stock. As of September 30, 2006, 746,766 of these options remain outstanding. Changes in the fair market value of the Company's common stock may result in future changes in compensation expenses.

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

   In April 2005, the Company extended the expiration date on 128,100 options from the Incentive Stock Option Plan with exercise prices ranging from $1.05 to $1.94. The options originally would have expired from July 2005 to December 2005 and were extended for three years to expiration dates ranging from July 2008 to December 2008. This was considered a new measurement date with respect to all of the modified options. At each of the dates of modification, the exercise price of the options exceeded the fair market value of the Company's common stock and no compensation expense was recorded. As of September 30, 2006, all options remain outstanding.

   In September 2006, the Company extended the expiration date on 268,166 options from the Incentive Stock Option Plan with an exercise price of $1.05. The options originally would have expired from September 2006 to August 2007 and were extended for three years to expiration dates ranging from September 2009 to August 2010. This extension was considered a new measurement date with respect to the modified options. At the date of modification, compensation expense of $56,396 was recorded. As of September 30, 2006, all of these options remain outstanding.

   Other Options and Warrants -- During fiscal year 1999, the Company granted a consultant options to purchase a total of 50,000 shares of the Company's common stock. The fair value of the options is expensed over the life of the consultant's contract. All 50,000 options became exercisable during fiscal year 1999 at $2.50 per share. All options expired unexercised February 4, 2004.

   During fiscal year 2001, the Company granted options to consultants to purchase a total of 180,000 shares of the Company's common stock at exercise prices ranging from $1.05 to $1.63 expiring from June to July of 2006. As of September 30, 2006, all of these options expired.

   In connection with the April 2001 Equity Line of Credit stock sale agreement discussed in Note 12, the Company issued 200,800 common stock purchase warrants. Each warrant entitled the holder to purchase one share of common stock at $1.64 per share. The warrants represented derivative instruments and were recorded as a liability upon issuance, as the common shares underlying the warrants were required to be registered. The fair value of the warrants totaling $235,562 was recorded as a derivative liability and a cost of financing. For the years ended September 30, 2004 and 2003, the Company recognized a gain of $36,597 and a loss of $34,307, respectively, resulting from changes in fair value of the warrants. The warrants expired unexercised in April 2004.

   In August 2001, the Company issued 272,108 common stock purchase warrants in connection with a private offering of common stock as discussed in Note 14. Each warrant entitled the holder to purchase one share of common stock at $1.75 per share. The warrants would have expired in July 2004, but were extended to July 2007. At issuance the warrants did not meet the requirements for equity classification because there were not sufficient authorized and unissued shares of the Company's common stock to satisfy exercise of the warrants, as the number of potentially issuable shares of common stock required to satisfy all other commitments that may require the issuance of common stock was not determinable. The fair value of the warrants totaling $286,617 was recorded as a liability and offset against the proceeds from the sale of stock as a cost of obtaining equity capital. On October 2, 2003, as there were sufficient unauthorized and unissued shares to satisfy all other commitments that may require the issuance of common stock, the fair value of the warrants of $111,418 was reclassified from liabilities to equity. During the year ended September 30, 2004, the Company recognized a loss of $38,561 arising from changes in the fair value of the warrants. As of September 30, 2006, 272,108 warrants remain outstanding.

   In October 2001, the Company issued 150,000 shares of common stock in a private offering for proceeds of $150,000. The investor also received warrants which entitled the holder to purchase 75,000 shares of common stock at $1.50 per share, expiring October 2004. Upon issuance, the warrants did not meet the requirements for equity classification because there were not sufficient authorized and unissued shares of the Company's common stock to satisfy exercise of the warrants, as the number of potentially issuable shares of common stock required to satisfy all other commitments that may require the issuance of common stock was not determinable. Accordingly, the warrants were accounted for as freestanding derivative instruments from the date of issuance. Changes in the fair value of the warrants was recognized in earnings as either a gain or loss in such period as the change occurred. The warrants had a fair value of the warrants at issuance of $88,045 was recorded as a liability and offset against proceeds from the sale of stock as a cost of obtaining equity capital. On October 2, 2003, as there were sufficient unauthorized and unissued shares to satisfy all other commitments that may require the issuance of common stock, the fair value of the warrants of $37,236 was reclassified from liabilities to equity. During the year ended September 30, 2004, the Company recognized a loss of $12,031 arising from changes in the fair value of the warrants.

   Series E Callable Warrants were issued in connection with the issuance of Series E Preferred Stock in August 2001. The Series E Callable Warrants allowed the holders to purchase up to 815,351 shares of the Company's common stock at a price of $1.19 per share expiring August 16, 2004. During the year ended September 30, 2004, 244,724 warrants were exercised for proceeds of $291,222. Upon issuance, the warrants did not meet the requirements for equity classification because the Company was required to maintain an effective registration statement covering the underlying shares. Accordingly, the Series E Callable Warrants were accounted for as freestanding derivative instruments from the date of issuance. As there were no proceeds associated with the issuance of the Series E Preferred Stock, the fair value of the warrants totaling $119,434 was recorded as a liability and charged to other costs of financing. For the year ended September 30, 2004, the Company recognized a gain of $59,156 arising from changes in fair value of the warrants.

   In August 2003, in accordance with the Series E Stock agreement the Company issued 23,758 of Series E Non-Callable Warrants to purchase shares of common stock at a price of $0.77 per share expiring August 16, 2006. The Series E Non-Callable Warrants were exercisable at any time prior to August 17, 2006 and, upon issuance, did not meet the requirements for equity classification because the Company was required to maintain an effective registration statement covering the underlying shares. Accordingly, the Series E Non-Callable Warrants were accounted for as freestanding derivative instruments from date of issuance. As there were no proceeds from the issuance, the fair value of the warrants totaling $12,374 was recorded as a liability and charged to other costs of financing. All Series E Non-Callable Warrants expired on August 17, 2006. For the years ended September 30, 2005 and 2004, the Company recognized a gain of $5,042 and $9,363, respectively, arising from changes in fair value of the warrants.

   Series F Warrants were issued in connection with the issuance of convertible debt in December 2001. The Series F Warrants allowed the holders to purchase up to 960,000 shares of the Company's common stock at $0.76 per share for seven years from date of issuance. The warrant price was adjustable if the Company sold any additional shares of its common stock or convertible securities for less than fair market value or at an amount lower than the exercise price of the Series F Warrants. The exercise price was adjusted every three months to an amount equal to 110% of the conversion price on such date, provided that the adjusted price was lower than the exercise price on that date. During the year ended September 30, 2004, 420,000 warrants were exercised in a cashless exercise. As of September 30, 2004 there were no remaining Series F warrants outstanding. Upon issuance, the warrants did not meet the requirements for equity classification because exercise of the individual warrants was required to be settled in registered shares, at issuance the number of potentially issuable shares of common stock required to satisfy exercise of the warrants and all other commitments that may require issuance of common stock was not determinable, and under certain circumstances the holders could require the Company to settle the warrants in cash. Accordingly, the Series F Warrants were accounted for as a derivative liability and a discount on the debt which was immediately accreted to interest expense. At each subsequent period, through November 19, 2003, when all Series F warrants had been exercised, the warrants were marked to market with changes in fair value recognized in earnings as gains or losses on derivatives. During the year ended September 30, 2004, the Company recognized a loss of $167,000 arising from changes in the fair value of the Series F Warrants.

   Series G Warrants were issued in connection with the issuance of convertible debt in July 2002. The Series G Warrants allowed the holders to purchase up to 900,000 shares of the Company's common stock at a price equal to $0.25 per share at any time prior to July 12, 2009. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable warrant exercise price, the warrant exercise price will be lowered to the price at which the shares were sold or the lowest price at which the securities were convertible, as the case may be. The warrant exercise price is adjusted every three months to an amount equal to 110% of the Series G note conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. If the warrant exercise price is adjusted, the number of shares of common stock issuable upon the exercise of the warrant would be increased by the product of the number of shares of common stock issuable upon the exercise of the warrant immediately prior to the sale multiplied by the percentage by which the warrant exercise price was reduced. In accordance with the terms of the warrants, the exercise price was adjusted to $0.18 on December 9, 2002. The exercise price was adjusted to $0.145 on March 9, 2003. In accordance with the terms of the warrants, there were no further adjustments since the price would have been higher. Upon issuance, the warrants did not meet the requirements for equity classification because exercise of the individual warrants was required to be settled in registered shares, at issuance the number of potentially issuable shares of common stock required to satisfy exercise of the warrants and all other commitments that may require issuance of common stock was not determinable, and under certain circumstances the holders could require the Company to settle the warrants in cash. Accordingly, the Series G warrants were recorded at fair value as a derivative liability and a discount on debt which was immediately accreted to interest expense. Subsequent changes in fair value are recognized in earnings as either a gain or loss. As of September 30, 2005 and 2004, the fair value of the Series G warrants was $186,200 and $235,100, respectively. During the years ended September 30, 2006, 2005 and 2004, the Company recognized a loss of $7,300 and gains of $48,900 and $172,100, respectively, arising from changes in the fair value of the Series G warrants. On December 27, 2005, these warrants reverted to equity. During the year ended September 30, 2003, 450,000 warrants were exercised at $0.18 for 450,000 shares of common stock. The remaining 450,000 warrants were exercised in a cashless exercise, resulting in the issuance of 350,168 shares of common stock. As of September 30, 2006, no Series G Warrants remain outstanding.

   Series H Warrants were issued in connection with the issuance of convertible debt in January 2003. The Series H Warrants allowed the holders to purchase up to 1,100,000 shares of the Company's common stock at a price equal to $0.25 per share at any time prior to January 7, 2010. If the Company sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable exercise price of the Series H warrants, the exercise price of the Series H warrants will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible. If the exercise price of the Series H warrants is adjusted, the number of shares of common stock issuable upon the exercise of the Series H warrants will be increased by the product of the number of shares of common stock issuable upon the exercise of the warrant immediately prior to the sale multiplied by the percentage by which the warrant exercise price is reduced. However, neither the exercise price nor the shares issuable upon the exercise of the Series H warrants will be adjusted as the result of shares issued in connection with a permitted financing, as defined in the agreement. Every three months after June 26, 2003, the exercise price of the Series H warrants will be adjusted to an amount equal to 110% of the Series H notes conversion price on such date, provided that the adjusted price is lower than the warrant exercise price on that date. Upon issuance, the warrants did not meet the requirements for equity classification because exercise of the individual warrants was required to be settled in registered shares, at issuance the number of potentially issuable shares of common stock to satisfy exercise of the warrants and all other commitments that may require issuance of common stock was not determinable, and under certain circumstances the holders could require the Company to settle the warrants in cash. Accordingly, the Series H warrants were initially recorded at fair value as a derivative liability and a discount on debt which was immediately accreted to interest expense. Subsequent changes in fair value are recognized in earnings as either a gain or loss in the period such change occurs. As of September 30, 2005 and 2004, the fair value of the Series H warrants was $223,500 and $290,800, respectively. During the years ended September 30, 2006, 2005 and 2004, the Company recognized a loss of $10,200 and gains of $67,300 and $193,500, respectively, arising from changes in the fair value of the Series H warrants. On December 27, 2005, these warrants reverted to equity. During the year ended September 30, 2003, 550,000 warrants were exercised at $0.25 for 550,000 shares of common stock. During the year ended September 30, 2006, the remaining 550,000 warrants were exercised in a cashless exercise for a total of 438,983 shares of common stock. As of September 30, 2006, no Series H Warrants remain.

   Warrants were issued in connection with obtaining an equity line of credit in September 2003, discussed in Note 12. There were 395,726 warrants issued at an exercise price of $0.83, which expire in September 2008. Upon issuance, the warrants did not meet the requirements for equity classification because, under certain conditions, the Company could be required to compensate the investor for any decreases in the common stock price underlying the warrants and are therefore accounted for as a derivative liability. Subsequent changes in fair value are recognized in earnings as either a gain or loss in the period such change occurs. The warrants were initially classified in liabilities upon issuance at fair value of $258,290, as determined using the Black-Scholes pricing methodology and the Company recognized a charge of $258,290 which was included in other costs of financing as there were no proceeds from the issuance of the agreement. As of September 30, 2005 and 2004, the fair value of the warrants was $93,745 and $165,359, respectively. During the years ended September 30, 2006, 2005 and 2004 the Company recognized gains of $6,988, $71,613 and $151,943, respectively, arising from changes in the fair value of the warrants. On December 27, 2005, these warrants reverted to equity. During the year ended September 30, 2006, exercise for 84,071 shares of common stock. There are 197,863 warrants outstanding at September 30, 2006.

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

   In connection with an agreement with a private investor in May 2003, 1,100,000 Series I Warrants were issued with an exercise price of $0.47. The warrants were to initially expire May 30, 2006. In accordance with the terms of the agreement, the warrant expiration was extended to May 30, 2008 on September 30, 2003. Upon issuance, the warrants did not meet the requirements for equity classification because exercise of the individual warrants was required to be settled in registered shares, at issuance the number of potentially issuable shares of common stock required to satisfy exercise of the warrants and all other commitments that may require issuance of common stock was not determinable, and under certain circumstances the holders could require the Company to cash settle the warrants and are therefore accounted for as freestanding derivative liabilities. Subsequent changes in fair value are recognized in earnings as either a gain or loss. The fair value of the warrants of $478,694 was recorded as a liability and offset against the proceeds from the sale of stock as a cost of obtaining equity capital. As of September 30, 2005 and 2004, the fair value of the warrants was $307,734 and $477,904, respectively. For the years ended September 30, 2006, 2005 and 2004, the Company recognized a gain of $23,857, a loss of $170,173 and a gain of $426,232, respectively, arising from changes in fair value of the warrants. On December 27, 2005, the warrants reverted to equity upon an amendment to the warrant agreement. On April 17, 2006, 700,000 warrants were exercised at $0.47 for 700,000 shares of unregistered common stock. As of September 30, 2006, 400,000 warrants remain outstanding.

   On December 1, 2003, CEL-SCI sold 2,999,964 shares of its common stock, to a group of private institutional investors for approximately $2,550,000, or $0.85 per share. As part of this transaction, the investors in the private offering received Series J Warrants which allow the investors to purchase 991,003 shares of CEL-SCI's common stock exercisable at a price of $1.32 per share exercisable at any time prior to December 1, 2006. Additionally, an investment broker received warrants totaling 5% of the investment of its clients in the common stock of the Company at $1.32 per share at any time prior to December 1, 2006. Upon issuance, the warrants did not meet the requirements for equity classification until the shares were registered in May 2004, because the warrants are required to be settled in registered
   shares  and  were  therefore  accounted  for  as  freestanding   derivative
   instruments. The fair value of the warrants of $806,266 was recorded as a liability and offset against the proceeds from the sale as a cost of obtaining equity capital. Subsequent changes in fair value were recognized in earnings as either a gain or loss. On May 8, 2004 the criteria for equity classification were met, as a registration statement covering the underlying common shares was declared effective, and the fair value of the warrants totaling $537,338 was reclassified from liabilities to equity. For the year ended September 30, 2004, the Company recognized a gain of $268,928 arising from changes in fair value of the warrants. On December 1, 2006, 549,827 warrants expired leaving 441,176 remaining that expire on December 1, 2007.

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

   On October 14, 2005, CEL-SCI granted a consultant options to purchase 80,000 shares of the Company's common stock at a price of $1.00 per share and 80,000 shares of the Company's common stock at a price of $2.00 per share. The options expire in October 2010. The compensation expense for these options of $66,718 was determined using the Black Scholes pricing methodology with the following assumptions:

         Expected stock risk volatility       75%
         Risk-free interest rate            4.33%
         Expected life of warrant         5 Years
         Expected dividend yield              -0-

   On October 31, 2005 in connection with the 2005 Equity Line of Credit, CEL-SCI granted options to purchase 271,370 shares of the Company's common stock at a price of $0.55 per share. The options expire in October 2010. The compensation expense for these options of $104,721 was determined using the Black Scholes pricing methodology with the following assumptions:

         Expected stock risk volatility       87%
         Risk-free interest rate            4.33%
         Expected life of warrant         5 Years
         Expected dividend yield              -0-

   On February 9, 2006, CEL-SCI sold 2,500,000 shares of its common stock and 750,000 warrants to one investor for $1,000,000. Each warrant entitles the holder to purchase one share of CEL-SCI's common stock at a price of $0.56 per share at any time prior to February 9, 2011. The warrants were valued at $238,986. In addition, 441,176 warrants previously issued to the investor were repriced and extended for one year. The revaluing of the warrants was valued at $76,122. The Black Scholes pricing methodology was used with the following assumptions:

                                             New Warrants    Extended Warrants

         Expected stock risk volatility           78%               78%
         Risk-free interest rate                4.57%             4.67%
         Expected life of warrant             5 Years        1.83 years
         Expected dividend yield                  -0-               -0-

   On April 1, 2006, CEL-SCI granted a consultant options to purchase 375,000 shares of the Company's common stock at a price of $0.73 per share. The options vest over a three-month period and expire in March 2007. The compensation expense of $87,007 for these options was determined using the Black Scholes pricing methodology with the following assumptions:

         Expected stock risk volatility           77%
         Risk-free interest rate                4.86%
         Expected life of warrant              1 Year
         Expected dividend yield                  -0-

   On April 12, 2006, CEL-SCI granted a consultant options to purchase 100,000 shares of the Company's common stock at a price of $1.50 per share. The options expire in April 2009. The compensation expense of $79,976 for these options was determined using the Black Scholes pricing methodology with the following assumptions:



         Expected stock risk volatility           77%
         Risk-free interest rate                4.90%
         Expected life of warrant             3 Years
          Expected dividend yield                 -0-

   On April 17, 2006, 800,000 warrants were issued to an investor. These warrants granted the investor the right to purchase shares of the Company's common stock at a price of $1.25. The warrants were given to the investor to induce the investor to exercise 700,000 warrants at $0.47 for unregistered common stock. The warrants expire in June 2008. The expense of $460,920 was determined using the Black Scholes pricing methodology with the following assumptions:

         Expected stock risk volatility           77%
         Risk-free interest rate                4.91%
         Expected life of warrant          2.17 Years
         Expected dividend yield                  -0-

   On May 18, 2006, the Company issued 800,000 warrants to an investor to purchase shares of the Company's common stock at a price of $0.82 per share. The warrants were given to the investor to induce the investor to exercise 600,000 warrants at $0.56 for unregistered common stock. The expense of $416,921 was determined using the Black Scholes pricing methodology with the following assumptions:

         Expected stock risk volatility           73%
         Risk-free interest rate                4.96%
         Expected life of warrant             5 Years
          Expected dividend yield                 -0-

    Series K Warrants were issued in connection with the issuance of convertible debt in August 2006. The Series K Warrants allow the holders to purchase up to 4,825,581 shares of the Company's common stock at a price equal to $0.95 per share between February 4, 2007 and February 4, 2012. The exercise price of the Series K warrants, as well as the shares issuable upon the exercise of the warrants, will be proportionately adjusted in the event of any stock splits. If CEL-SCI sells any additional shares of common stock, or any securities convertible into common stock at a price below the then applicable exercise price of the Series K warrants, the warrant exercise price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible, as the case may be. If CEL-SCI sells any additional shares of common stock, or any securities convertible into common stock at a price above the exercise price but below the market price of CEL-SCI's common stock, the exercise price of the Series K warrants will be lowered to a price determined by a formula contained in the warrants.

   On September 29, 2006, CEL-SCI granted a consultant options to purchase 375,000 shares of the Company's common stock at a price of $0.62 per share. The options vest over a three month period and expire in September 2007. The compensation expense of $74,992 for these options was determined using the Black Scholes pricing methodology with the following assumptions:

            Expected stock risk volatility        78%
            Risk-free interest rate             5.08%
            Expected life of warrant           1 Year
            Expected dividend yield               -0-

   Stock Bonus Plan -- At September 30, 2006, the Company had been authorized to issue up to 5,940,000 shares of common stock under the Stock Bonus Plan. All employees, directors, officers, consultants, and advisors are eligible to be granted shares. During the year ended September 30, 2004, 72,495 shares were issued under the Plan with a fair value of $52,476. During the year ended September 30, 2005, 144,469 shares were issued to the Company's 401(k) plan for a cost of $78,868. During the year ended September 30, 2006, 132,989 shares were issued to the Company's 401(k) plan for a cost of $85,480.

   Stock Compensation Plan-- At September 30, 2006, 3,500,000 shares were authorized for use in the Company's stock compensation plan. During the year ending September 30, 2004, 25,050 shares were issued as compensation in lieu of salary increases extending through August 31, 2005. The shares were issued at $0.62 per share for a total cost of $15,531. Of this, $14,237 was recorded as unearned compensation in the consolidated balance sheet during the year ended September 30, 2004. This amount was recorded as expense during the year ended September 30, 2005. During the year ended September 30, 2006, 266,355 shares were issued in lieu of salary increases extending through August 31, 2007. These shares were issued at $0.58 per share for a total cost of $154,486. Of this, $31,180 was recorded as unearned compensation in the consolidated balance sheet during the year ended September 30, 2006.

7.    EMPLOYEE BENEFIT PLAN

   The Company maintains a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code, subject to the Employee Retirement Income Security Act of 1974, as amended, and covering substantially all Company employees. Each participant's contribution is matched by the Company with shares of common stock that have a value equal to 100% of the participant's contribution, not to exceed the lesser of $10,000 or 6% of the participant's total compensation. The Company's contribution of common stock is valued each quarter based upon the closing bid price of the Company's common stock. The expense for the years ended September 30, 2006, 2005, and 2004, in connection with this Plan was $88,054, $79,406, and $56,158, respectively.

8. OPTIONAL SALARY ADJUSTMENT PLAN

   In July 2001, the Company adopted an "Optional Salary Adjustment Plan" (the "Plan"). In accordance with the Plan, employees received 40,000 stock options for each salary increment of $6,000 that they elected to forgo. The total amount of options to be granted under the Plan is limited to 1,200,000. During the years ended September 30, 2006, 2005 and 2004, there were no options issued in lieu of compensation.

9. COMMITMENTS AND CONTINGENCIES

   Operating Leases-The future minimum annual rental payments due under noncancelable operating leases for office and laboratory space are as follows:

            Year Ending September 30,
            ------------------------
                    2007                        $144,060
                    2008                          71,136
                    2009                          29,640
                    2010                               -
                    2011                               -
                    2012                               -
                                                --------
                Total minimum lease payments    $244,836

   Rent expense for the years ended September 30, 2006, 2005, and 2004, was $250,994, $253,180 and $282,138, respectively. Minimum payments have not been reduced by minimum sublease rental receivable under future cancelable subleases. These leases expire between June 2007 and February 2009.

    Employment Contracts--In April 2005 the Company entered into a three year employment agreement with its President and Chairman of the Board which expires April 30, 2008. On September 8, 2006 CEL-SCI agreed to extend its employment agreement with Maximilian de Clara, CEL-SCI's President, to April 30, 2010. During the term of the employment agreement, CEL-SCI will pay Mr. de Clara an annual salary of $363,000.

   The employment agreement, as amended, also provided that on September 8, 2006, March 8, 2007, September 8, 2007, March 8, 2008, September 8, 2008 and
    March 8, 2009, each date being a "Payment Date", CEL-SCI will issue Mr. de Clara shares of its common stock equal in number to the amount determined by dividing $200,000 by the average closing price of CEL-SCI's common stock for the twenty trading days preceding the Payment Date.

   The employment agreement provides that CEL-SCI will pay him an annual salary of $363,000 during the term of the agreement. In the event that there is a material reduction in his authority, duties or activities, or in the event there is a change in the control of the Company, then the agreement allows him to resign from his position at the Company and receive a lump-sum payment from CEL-SCI equal to 18 months salary. For purposes of the employment agreement,a change in the control of CEL-SCI means the sale of more than 50% of the outstanding shares of CEL-SCI's Common Stock, or a change in a majority of CEL-SCI's directors.

   In September 2006 CEL-SCI agreed to extend its employment agreement with Geert R. Kersten, CEL-SCI's Chief Executive Officer, to September 2011. The employment agreement, which is essentially the same as Mr. Kersten's prior employment agreement, provides that during the term of the agreement CEL-SCI will pay Mr. Kersten an annual salary of $370,585. In the event there is a change in the control of the Company, the agreement allows him to resign from his position at the Company and receive a lump-sum payment from the Company equal to 24 months of salary. For purposes of the employment agreement a change in the control of the Company means: (1) the merger of the Company with another entity if after such merger the shareholders of the Company do not own at least 50% of voting capital stock of the surviving corporation;
   (2) the sale of substantially all of the assets of the Company; (3) the acquisition by any person of more than 50% of the Company's common stock; or
   (4) a change in a majority of the Company's directors which has not been approved by the incumbent directors.

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

   The Company accounted for the amendment of the Cambrex note in December 2002 as a modification of the existing note under EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments". No gain or loss was recorded at the time of the amendment. The Cambrex note was accounted for as a hybrid instrument that had the characteristics of a debt host agreement and contained an embedded conversion feature that was not clearly and closely related to the debt host, and required bifurcation. The Company recorded a liability of $84,107, the fair value of the embedded derivative feature in connection with the December 2002 note modification, with a corresponding offset to the note payable as a discount. The discount was amortized to interest expense over the term of the note. As of September 30, 2003, the remaining unamortized discount of $22,082 was amortized and recorded as interest expense through December 23, 2003, when the note was paid in full. During the year ended September 30, 2004, the Company recognized a gain of $72,785 resulting from changes in fair value of the derivative liability. The Company also recognized additional interest expense of $22,082, for the year ended September 30, 2004 from amortization of the discounts.

11.   CONVERTIBLE DEBT

   As of September 30, 2006, the Company has outstanding convertible debt totaling $8,300,000. In July, 2006, the Company sold Series K Notes and Series K warrants to a group of private investors for proceeds of $8,300,000, less transaction costs of $568,710. For a further discussion of this transaction, see Note 2.

   In January and July 2003, CEL-SCI sold Series H Notes, plus Series H Warrants, to a group of private investors for $1,350,000. The notes bore interest at 7% per year and were due and payable in January and July 2005. The notes contained features that constituted embedded derivatives, certain of which could not be reliably measured. Because certain of the embedded derivatives could not be reliably measured, the Company accounted for the entire instrument at fair value. The Series H Notes were immediately convertible into a variable number of shares based on a factor of 76% applied to the average of the lowest three trading prices in a fifteen day period immediately preceding such conversion. The Company determined the fair value of the notes for accounting purposes was equal to the fair value of the shares into which it was convertible at each measurement date. No additional value has been ascribed to the other embedded derivative features of the Series H Notes in determining fair value of the Series H Notes as the Company believes that the value of such features can not be reasonably estimated or reliably measured due to the contingent nature of their occurrence. The notes were recorded at the fair value of 131.58%, and accordingly, the discount associated with the warrants was immediately accreted to interest expense. The Company has also accrued interest on the notes at a rate of 9.2% representing the stated 7% interest rate adjusted for the 76% rate at which the interest was convertible into common shares. On May 30, 2003, fair value for accounting purposes was adjusted to 142.86% of outstanding face value due to a change in the discount factor used to compute the conversion price of the Series H Notes, triggered by the failure of the Company to have a registration statement declared effective. During the year ended September 30, 2004, the Company recognized a gain of $6,703 arising from changes in the fair value of the Series H Notes. As of October 2, 2003 all of the Series H Notes had been converted into 3,233,229 shares of CEL-SCI's common stock.

12. EQUITY LINES OF CREDIT

   In September 2003, the Company entered into the 2003 Equity Line of Credit that allows the Company at its discretion to sell up to $10 million of common stock in increments of a minimum of $100,000 and a maximum amount that can be drawn down at any one time that will be determined at the time of the drawdown request, using a formula contained in the agreement. The Company is restricted from entering into any other equity line of credit arrangement until the earlier of the expiration of the agreement or two years from the date of registration of the shares underlying the agreement. As discussed in
   Note 6, the Company issued 395,726 warrants to the issuer at a price of $0.83 exercisable through September 16, 2008. The Company accounted for the 2003 Equity Line of Credit as a freestanding derivative instrument as the Company could be required to compensate the investor for any decreases in the price of the Company's common stock during the term of the agreement. The Company determined that the instrument had no fair value as of September 30, 2005 and 2004. For the years ended September 30, 2005 and 2004, the Company recognized a gain of $16,223 and a loss of $5,065, respectively resulting from changes in fair value of the 2003 Equity Line of Credit. Expenses of $40,600 were charged to additional paid-in capital as a cost of equity related transaction during the year ended September 30, 2003. During the year ended September 30, 2006, the Company sold 1,419,446 shares of common stock totaling $677,727. During the year ended September 30, 2005, the Company sold 743,014 shares of its common stock pursuant to this agreement for gross proceeds of $366,238, net of related costs of $1,035. During the year ended September 30, 2004, the Company sold 307,082 shares of its common stock pursuant to this agreement for gross proceeds of $340,000, net of related costs of $4,090. This line of credit expired December 29, 2005.

   On October 31, 2005, the Company entered into the 2005 Equity Line of Credit. For a two-year period, the agreement allows the Company at its discretion to sell up to $5 million of common stock in increments of a minimum of $100,000 and a maximum to be determined at the time of the drawdown request using a formula contained in the agreement. The Company may request a drawdown once every 22 trading days, although the Company is under no obligation to request any drawdown. As consideration for extending the equity line of credit, the

   Company granted warrants to purchase 271,370 shares of common stock at a price of $0.55 per share at any time prior to October 24, 2010.

13.   STOCKHOLDERS' EQUITY

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

14.   NET LOSS PER COMMON SHARE

   Basic earnings per share (EPS) excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other common stock equivalents (convertible preferred stock, convertible debt, warrants to purchase common stock and common stock options) were exercised or converted into common stock. The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations:

                                         2006        2005           2004
                                 --------------- -------------- -------------

     Net loss - basic           $  (7,939,210)    $(3,039,607)   $(2,952,077)
        Add:  Interest on
     convertible debt                 216,737               -         53,855
                Gain on
     derivative instruments        (2,276,358)       (363,028)    (1,174,660)
                                 ------------     -----------    -----------

     Net loss - diluted         $  (9,998,831)    $(3,402,635)   $(4,072,882)
                                 ============     ===========    ===========

     Weighted average number of
       shares - basic              78,971,290      72,703,395     67,273,133
     Incremental shares from:
        Warrants                    5,211,628         878,530      1,461,552
        Convertible debt            9,651,160               -        189,414
                                 ------------     -----------    -----------

       Weighted average number
         of shares - diluted       93,834,078      73,581,925     68,924,099
                                 ============     ===========    ===========

   Earnings per share - basic     $     (0.10)    $     (0.04)   $     (0.04)
   Earnings per share - diluted   $     (0.11)    $     (0.05)   $     (0.06)


   Excluded from the above computations of weighted-average shares for diluted net loss per share were options and warrants to purchase 4,075,446, 10,787,480, and 13,429,012 shares of common stock as of September 30, 2006, 2005 and 2004, respectively. These securities were excluded because their inclusion would have an anti-dilutive effect on net loss per share.

15.  SEGMENT REPORTING

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

16.  QUARTERLY INFORMATION (UNAUDITED)

   The following quarterly data are derived from the Company's Consolidated Statements of Operations.

Financial Data

Fiscal 2006
-----------
                          Three      Three      Three      Three
                          months     months     months     months       Year
                          ended      ended      ended      ended        ended
                         December   March 31,  June 30,   September   September
                        31, 2005     2006       2006      30, 2006    30, 2006
                      ---------------------------------------------------------
Revenue              $   29,847   $  36,815   $  39,708   $  19,087   $ 125,457

Operating expenses    1,051,715   1,378,062   1,345,165   1,699,711   5,474,653
Nonoperating
 (expense) income        11,404      11,998       9,801    (157,453)   (124,250)
Gain (loss) on
  derivative
   instruments           13,337      (1,822)      1,615   2,312,654   2,325,784

Net income (loss)      (997,127) (1,331,071) (1,294,041) (4,316,971) (7,939,210)
Loss per common share
- basic                   (0.01)      (0.02)      (0.02)      (0.05)      (0.10)
Loss per common share
- diluted                 (0.01)      (0.02)       (0.02)     (0.06)      (0.11)

Fiscal 2005
-----------
                             Three      Three     Three    Three
                             months     months    months   months        Year
                             ended      ended     ended     ended        ended
                            December   March 31, June 30, September   September
                            31, 2004     2005      2005    30, 2005    30, 2005
                           -----------------------------------------------------

Revenue                    $ 75,507    $109,785  $ 38,103 $  46,530   $ 269,925

Operating expenses        1,289,997    1,198,617 1,022,474  839,604   4,350,692

Nonoperating (expense)
  income                    (14,953)     (60,608)  330,585   786,136  1,041,160

Net income (loss)        (1,229,443)  (1,149,440) (653,786)   (6,938)(3,039,607)

Net income (loss)
 attributable to common
 shareholders            (1,229,443)  (1,149,440) (653,786)   (6,938)(3,039,607)

Income (loss) per common
 share - basic               (0.02)       (0.01)    (0.01)        -      (0.04)

Income (loss) per common
share - diluted              (0.02)       (0.02)    (0.01)        -      (0.05)

                                   SIGNATURES


     In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 16th day of January 2007.

                               CEL-SCI CORPORATION


                                     By:  /s/ Maximilian de Clara
                                          ------------------------------
                                          Maximilian de Clara, President


                                     By:  /s/ Geert R. Kersten
                                          -------------------------------
                                          Geert R. Kersten, Chief Executive,
                                          Principal Accounting and Principal
                                          Financial Officer

      Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                Date


/s/ Maximilian de Clara        Director            January 16, 2007
-------------------------
Maximilian de Clara


/s/ Geert R. Kersten           Director            January 16, 2007
-------------------------
Geert R. Kersten


/s/ Alexander G/ Esterhazy     Director            January 16, 2007
-------------------------
Alexander G. Esterhazy


/s/ Dr. C. Richard Kinsolving  Director            December 8, 2006
----------------------------
Dr. C. Richard Kinsolving


/s/ Dr. Peter R. Young         Director            December 8, 2006
---------------------------
Dr. Peter R. Young

                               CEL-SCI CORPORATION

                                    FORM 10-K

                                    EXHIBITS