Form 10-Q
period 2006-12-31
CEL SCI CORP
filed 2007-02-14
CIK 725363

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

                                      OR

( )            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION
                         -----------------------------

           Colorado                                          84-0916344
     ---------------------                              ---------------------
    State or other jurisdiction                             (IRS) Employer
          incorporation                                  Identification Number

                         8229 Boone Boulevard, Suite 802
                             Vienna, Virginia 22182
                       ---------------------------------
                     Address of principal executive offices

                                 (703) 506-9460
                  -------------------------------------------
               Registrant's telephone number, including area code

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

            Yes _________                       No _____X____
                                                        -

         Class of Stock           No. Shares Outstanding            Date
         --------------           ----------------------            ----
             Common                     83,916,540            February 12, 2007

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1.                                                                 Page
                                                                        ----

      Condensed Consolidated Balance Sheet (unaudited)                     3
      Condensed Consolidated Statement of Operations (unaudited)           4
      Condensed Consolidated Statement of Cash Flow (unaudited)            5
      Notes to Condensed Consolidated Financial Statements (unaudited)     6

Item 2.
      Management's Discussion and Analysis of Financial Condition         16
        and Results of Operations

Item 3.
      Quantitative and Qualitative Disclosures about Market Risks         21

Item 4.
      Controls and Procedures                                             21


PART II

Item 2.
      Changes in Securities and Use of Proceeds                           22

Item 4.
      Submission of Matters to a Vote of Security Holders                 22

Item 5.
      Other Information                                                   22

Item 6.
      Exhibits                                                            22

      Signatures                                                          23

Item 1.   FINANCIAL STATEMENTS

                               CEL-SCI CORPORATION
                               -------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            ------------------------
                                   (unaudited)

 ASSETS
                                                   December 31,    September 30,
                                                       2006             2006
                                                   ------------    -------------
 CURRENT ASSETS:

   Cash and cash equivalents                       $  7,176,818    $  8,080,365
   Interest and other receivables                        36,951          35,626
   Prepaid expenses                                     187,537         526,498
   Inventory used for R&D and manufacturing             379,858         390,644
   Deposits                                              14,828          14,828
                                                   --------------  -------------

         Total current assets                         7,795,992       9,047,961

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation of $1,788,430
    and $1,773,102                                      118,924          92,117
 PATENT COSTS- less accumulated
   amortization of  $917,288 and $896,407               519,308         513,199
                                                   --------------  -------------

                  TOTAL ASSETS                     $  8,434,224    $  9,653,277
                                                   ==============  =============

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES:
   Accounts payable                                $    178,537    $     98,056
   Accrued expenses                                      88,551          74,894
   Due to employees                                      28,016          17,425
   Accrued interest on convertible debt                 173,482          74,473
   Derivative instruments - current portion           1,714,722       1,670,234
   Deposits held                                          3,000           3,000
                                                   --------------  -------------
        Total current liabilities                     2,186,308       1,938,082

   Derivative instruments - noncurrent portion        8,055,825       8,645,796
                                                   --------------  -------------
        Total liabilities                            10,242,133      10,583,878

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par value; authorized,
   100,000 shares; no shares issued and outstanding           -               -
  Common stock, $.01 par value; authorized,
   200,000,000 shares; issued and outstanding,
   83,234,441 and 82,697,428 shares at December
   31, 2006 and September 30, 2006, respectively        832,344         826,974
  Additional paid-in capital                        105,410,515     105,180,834
  Accumulated deficit                              (108,050,768)   (106,938,409)
                                                   --------------  -------------
     Total stockholders' equity (deficit)            (1,807,909)       (930,601)
                                                   --------------  -------------

           TOTAL LIABILITIES AND STOCKHOLDERS'
            EQUITY (DEFICIT)                       $  8,434,224    $  9,653,277
                                                   ==============  =============

            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                Three Months Ended December 31,
                                                   2006                 2005
                                                --------------------------------
 REVENUE:
   Grant revenue                                $      13,862    $      23,757
   Rent income                                          6,090            6,090
   Other income                                           841                -
                                                --------------   --------------
                  Total Revenue                        20,793           29,847
 EXPENSES:
   Research and development, excluding
    depreciation of $20,493 and $18,511
    included below                                    506,158          434,889
   Depreciation and amortization                       41,842           43,790
   General and administrative                       1,052,704          573,036
                                                --------------   --------------

                    Total Expenses                  1,600,704        1,051,715
                                                --------------   --------------

  LOSS FROM OPERATIONS                             (1,579,911)      (1,021,868)

 GAIN ON DERIVATIVE INSTRUMENTS                       719,247           13,337

 INTEREST INCOME                                       95,551           11,404

 INTEREST EXPENSE                                    (347,246)               -
                                                --------------   --------------
 NET LOSS BEFORE INCOME TAXES                      (1,112,359)        (997,127)

 INCOME TAX PROVISION                                       -                -
                                                --------------   --------------

 NET LOSS                                       $  (1,112,359)   $    (997,127)
                                                ==============   ==============

 NET LOSS PER COMMON SHARE (BASIC)              $       (0.01)   $       (0.01)
                                                ==============   ==============

 NET LOSS PER COMMON SHARE (DILUTED)            $       (0.01)   $       (0.01)
                                                ==============   ==============

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                              82,928,432       74,998,621
                                                ==============   ==============

            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                 Three Months Ended December 31,
                                                     2006               2005
                                                 -------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                         $ (1,112,359)    $   (997,127)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                        41,842           43,790
  Penalty shares issued to nonemployees               110,325                -
  Issuance of common stock and stock options
   for services                                             -           66,718
  Common stock contributed to 401(k) plan              22,314           20,479
  Employee option cost                                 30,984           51,798
  Impairment loss on retired equipment                      -              645
  Gain on derivative instruments                     (719,247)         (13,337)
  Amortization of discount on convertible debt        173,764                -
  (Increase) decrease in receivables                   (1,325)           5,676
  Decrease  in prepaid expenses                       338,961            4,766
  Decrease in inventory for R&D and manufacturing      10,786            7,984
  Increase in deferred financing costs                      -           (5,000)
  Increase in accounts payable                         44,906           50,679
  Increase in accrued expenses                         13,657            2,771
  Increase (decrease)  in amount due to employees      10,591              (28)
  Increase in accrued interest on convertible
   debt                                                99,009                -
                                                 -------------    --------------
NET CASH USED IN OPERATING ACTIVITIES                (935,792)        (760,186)
                                                 -------------    --------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of equipment                               (47,769)          (1,360)
  Patent costs                                          8,587           (3,861)
                                                 -------------    --------------
NET CASH USED IN INVESTING ACTIVITIES                 (39,182)          (5,221)
                                                 -------------    --------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Drawdown on equity line                                   -          677,727
  Proceeds from exercise of stock options              71,427           15,693
                                                 -------------    --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES              71,427          693,420
                                                 -------------    --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS            (903,547)         (71,987)

CASH AND CASH EQUIVALENTS:
  Beginning of period                               8,080,365        1,957,614
                                                 -------------    --------------
  End of period                                  $  7,176,818     $  1,885,627
                                                 =============    ==============

                                                                    (continued)

            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)


                                                 Three Months Ended December 31,
                                                     2006               2005
                                                 -------------------------------

SUPPLEMENTAL INFORMATION ON NONCASH TRANSACTIONS:

Patent costs included in accounts payable:
Increase in accounts payable                     $    (35,576)    $     (8,250)
Increase in patent costs                               35,576            8,250
                                                 -------------    -------------
                                                 $          -     $          -
                                                 =============    =============

Reclassification of derivative instruments:
Decrease in derivative instruments               $          -     $    797,835
Increase in additional paid-in capital                      -         (797,835)
                                                 -------------    -------------
                                                 $          -     $          -
                                                 =============    =============

NOTE:
Interest expense paid during the quarter ended December 31, 2006 totaled
$74,473.

                                                                     concluded



           See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying condensed consolidated financial statements of CEL-SCI Corporation and subsidiary (the Company) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended September 30, 2006.

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of December 31, 2006 and the results of operations for the three month period then ended. The condensed consolidated balance sheet as of September 30, 2006 is derived from the September 30, 2006 audited consolidated financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the three month period ended December 31, 2006 are not necessarily indicative of the results to be expected for the entire year.

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

      Prepaid Expenses and Inventory--Prepaid expenses are those expenses which benefit a substantial period of time. Inventory consists of bulk purchases of laboratory supplies used on a daily basis in the lab and items that will be used for future production. These items are disposables and consumables and can be used for both the manufacturing of Multikine for clinical studies and in the laboratory for quality control and bioassay use. They can be used in training, testing and daily laboratory activities.

                               CEL-SCI CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

      Research and Office Equipment--Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Repairs and maintenance are expensed when incurred. Depreciation expense for the three-month period ended December 31, 2006 and 2005 were $20,962 and $24,605 respectively.

      Patents--Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years). In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the three month periods ended December 31, 2006 and 2005, the Company recorded no patent impairment charges. For the three-month period ended December 31, 2006 and 2005, amortization of patent costs totaled $20,880 and $19,185 respectively.

      Derivative Instruments--The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS No. 133") AND Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", ("EITF 00-19"), as well as related interpretations of these standards. In accordance with accounting principles generally accepted in the United States ("GAAP"), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the statement of financial position and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features can not be reliably measured, the Company measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument and precluding the use of "blockage" discounts or premiums in determining the fair value of a large block of financial instruments. Fair value under these conditions does not necessarily represent fair value determined using valuation standards that give consideration to blockage discounts and other factors that may be considered by market participants in establishing fair value.

                               CEL-SCI CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

      Research and Development Grant Revenues--The Company's grant arrangements are handled on a reimbursement basis. Grant revenues under the arrangements are recognized as grant revenue when costs are incurred.

      Research and Development Costs--Research and development (R&D) expenditures are expensed as incurred. The Company has an agreement with Cambrex Bio Science, an unrelated corporation, for the production of Multikine(R), which is the Company's only product source. All production costs of Multikine are expensed to R&D immediately. This agreement expired on December 31, 2006.

      Net Loss per Common Share--Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Potentially dilutive common stock equivalents, including convertible preferred stock, convertible debt and options to purchase common stock, were excluded from the calculation because they are antidilutive.

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

                               CEL-SCI CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

      Asset Valuations and Review for Potential Impairments--The Company reviews its fixed assets every quarter. This review requires that the Company make assumptions regarding the value of these assets and the changes in circumstances that would affect the carrying value of these assets. If such analysis indicates that a possible impairment may exist, the Company is then required to estimate the fair value of the asset and, as deemed appropriate, expense all or a portion of the asset. The determination of fair value includes numerous uncertainties, such as the impact of competition on future value. The Company believes that it has made reasonable estimates and judgments in determining whether its long-lived assets have been impaired; however, if there is a material change in the assumptions used in our determination of fair values or if there is a material change in economic conditions or circumstances influencing fair value, the Company could be required to recognize certain impairment charges in the future.

      Stock-Based Compensation--In October 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). This statement encouraged but did not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company had elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees and related Interpretations". In December 2004 the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires companies to recognize expense associated with share based compensation arrangements, including employee stock options, using a fair value-based option pricing model. SFAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employees. Using the modified prospective transition method of adoption, the Company reflects compensation expense in the financial statements beginning October 1, 2005. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS No. 123R. As such, compensation expense will be recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005 as well as for the portion of awards previously granted that vested during the period ended December 31, 2006. For the three months ended December 31, 2006 and 2005, the Company recorded $30,984 and $51,798, respectively in general and administrative expense for the cost of employee options. The Company's options vest over a three-year period from the date of grant. After one year, the stock is one-third vested, with an additional one-third vesting after two years and the final one-third vesting at the end of the three-year period. There were no options granted during the three-month periods ended December 31, 2006 and 2005. Options are granted with an exercise price equal to the closing bid price of the Company's stock on the day before the grant. The Company determines the fair value of the employee compensation using the Black Scholes method of valuation. This method requires several assumptions, including the following assumptions for the options vesting during the three months ended December 31, 2006. No options vested during the three months ended December 31, 2005.

                               CEL-SCI CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

                                December 31, 2006
                                -----------------

      Volatility                            78%
      Dividend yield                         0%
      Risk-free interest rate             5.08%
      Expected average life              1 year
      Exercise price per option           $0.62

      The Company has Incentive Stock Option Plans, Non-Qualified Stock Option Plans, a Stock Compensation Plan and Stock Bonus Plans. All Stock Option and Bonus Plans have been approved by the stockholders. A summary description of these Plans follows. In some cases these Plans are collectively referred to as the "Plans".

      Incentive Stock Option Plan. The Incentive Stock Option Plans authorize the issuance of shares of the Company's common stock to persons who exercise options granted pursuant to the Plan. Only Company employees may be granted options pursuant to the Incentive Stock Option Plan.

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

                               CEL-SCI CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005

      The purchase price per share of Common Stock purchasable under an option is determined by the Committee but cannot be less than the fair market value of the Common Stock on the date of the grant of the option (or 110% of the fair market value in the case of a person owning more than 10% of the Company's outstanding shares).

      Non-Qualified Stock Option Plans. The Non-Qualified Stock Option Plans authorize the issuance of shares of the Company's common stock to persons that exercise options granted pursuant to the Plans. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the market price of the Company's Common Stock on the date the option is granted.

      The following table summarizes stock option activity for the three months ended December 31, 2006.

Non-Qualified Stock Option Plan

                            Outstanding                                      Exercisable
              -------------------------------------------     -------------------------------------------
                                    Weighted                                       Weighted
                                    Average                                        Average
                        Weighted   Remaining                            Weighte    Remaining
                Number   Average   Contractual  Aggregate      Number   Average   Contractual    Aggregate
                  of    Exercise      Term      Intrinsic        of     Exercise     Term        Intrinsic
                Shares    Price     (Years)       Value        Shares     Price     (Years)        Value
             --------------------------------------------     -----------------------------------------------
Outstanding   7,511,362   $0.66       5.15     $1,390,653     6,011,713   $0.68       4.81       $1,306,320
at  October
1, 2006
  Vested              -                                         250,000    0.62
  Granted             -                                  -
  Exercised    (324,666)   0.22       6.33         131,644     (324,666)   0.22       6.33          131,644
  Forfeited           -                                               -
  Expired             -                                               -
              ---------                            -------     --------

Outstanding
at December
31, 2006      7,186,696   $0.65       4.81       1,100,337    5,937,047   $0.71       4.70        1,042,917
              ---------                                       ---------


Incentive Stock Option Plan

                            Outstanding                                      Exercisable
              -------------------------------------------     -------------------------------------------
                                    Weighted                                       Weighted
                                    Average                                        Average
                        Weighted   Remaining                            Weighte    Remaining
                Number   Average   Contractual  Aggregate      Number   Average   Contractual    Aggregate
                  of    Exercise      Term      Intrinsic        of     Exercise     Term        Intrinsic
                Shares    Price     (Years)       Value        Shares     Price     (Years)        Value
             --------------------------------------------     -----------------------------------------------

Outstanding   4,326,933   $0.65       6.03      $1,047,933    3,810,267   $0.66      6.12        1,021,933
at October
1, 2006
  Vested              -                                  -
  Granted             -                                  -
  Exercised           -                                  -
  Forfeited           -                                  -
  Expired             -                                  -
              ---------                          ---------

Outstanding   4,326,933   $0.65       5.78       $ 871,533    3,810,267   $0.66      5.29       $  865,133
at December
31, 2006


      The total intrinsic value of options exercised during the three months ended December 31, 2006 and 2005 was $131,644 and $19,260, respectively.

      A summary of the status of the Company's non-vested options as of December 31, 2006 is presented below:

                                                       Weighted Average
                                         Number of        Grant Date
                                          Shares          Fair Value
                                     -------------------------------------

      Non-Qualified Stock Option Plan
      Nonvested at October 1, 2006        1,499,649             $0.23
         Vested                            (250,000)             0.62
         Granted                                  -
         Forfeited                                -
         Expired                                  -
                                          ---------

      Nonvested at December 31, 2006      1,249,649              0.27

      Incentive Stock Option Plan

      Nonvested at October 1, 2006          516,666             $0.46
      Vested
      Granted                                    -
      Forfeited                                  -
      Expired                                    -
                                           -------

      Nonvested at December 31, 2006       516,666              $0.46
                                           -------


      Options to non-employees are accounted for in accordance with FASB's Emerging Issues Task Force (EITF) Issue 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model. The Black-Scholes model requires management to make assumptions regarding the fair value of the options at the date of grant and the expected life of the options. There were no option grants to non-employees during the three months ended December 31, 2006. For the three months ended December 31, 2005, common stock and options with a value of $66,718 were issued for services.

B. NEW ACCOUNTING PRONOUNCEMENTS

      In February 2006, the FASB issued SFAS No. 155, "Hybrid Instruments". The statement amends SFAS No. 133 and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". The statement also resolves issues addressed in Statement 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." The statement: a) permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, b) clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, c) establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, d) clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives, and e) amends Statement 140 to eliminate the prohibition on a qualifying special purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. The Company adopted SFAS No. 155 on October 1, 2006. SFAS No. 155 does not have a material impact on operations or cash flows because these instruments were originally treated as hybrid instruments as permitted under FAS No. 133.

      In July 2006, the FASB issued interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company does not expect the adoption of this Interpretation to have a material impact on its financial statements.

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

      In September 2006, SAB No. 108 was issued by the Securities and Exchange Commission. The interpretations in the SAB express the SEC staff's views regarding the process of quantifying financial statement misstatements. Beginning with annual financial statements covering fiscal years ending after November 15, 2006, material misstatements in the current year may result in the need to correct prior year financial statements, even if the misstatement in the prior year or years is considered immaterial. SAB 108 does not require previously filed reports to be amended. Such correction may be made the next time the company files the prior year financial statements. The Company believes that there will be in impact on its results of operations, cash flows or balance sheet because of this interpretation.

C.    STOCKHOLDERS' EQUITY (DEFICIT)

      During the three months ended December 31, 2006, the Company issued stock to two nonemployees in accordance with their respective agreements with a fair value of $110,325. This expense was recorded in general and administrative expense. During the three months ended December 31, 2005, the Company issued stock or stock options for services to a nonemployee with a fair value of $66,718. The fair value of the options issued during the three months ended December 31, 2005 was determined using the Black Scholes method with the following assumptions:

                                     December 31, 2005

      Volatility                             87%
      Dividend yield                          0%
      Risk-free interest rate              4.33%
      Expected average life               5 year
      Exercise price per option            $0.55

D.    SERIES K CONVERTIBLE DEBT

      In August 2006, the Company issued $8,300,000 in aggregate principal amount of convertible notes (the "Series K Notes") together with warrants to purchase 4,825,581 shares of the Company's common stock (the Series K Warrants"). Additionally, in connection with issuance of the Series K Notes and Series K Warrants, the placement agent received a fee of $498,000 and 386,047 fully vested warrants (the "Placement Agent Warrants") to purchase shares of the Company's common stock. Net proceeds were $7,731,290, net of $568,710 in direct transaction costs, including the placement agent fee.

      The Series K Notes are convertible into 9,651,163 shares of the Company's common stock at the option of the holder at any time prior to maturity at a conversion price of $0.86 per share, subject to adjustment for certain events. The Series K Warrants are exercisable over a five-year period from February 4, 2007 through February 4, 2012 at $0.95 per share.

      The Series K Notes bear interest at the greater of 8% or LIBOR plus 300 basis points, and are required to be repaid in thirty equal monthly installments of $207,500 beginning on March 4, 2007 and continuing through September 4, 2010. The remaining principal balance of $2,075,000 is required to be repaid on August 4, 2011; however, holders of the Series K Notes may require repayment of the entire remaining principal balance at any time after August 4, 2010. Interest is payable quarterly beginning September 30, 2006. Each payment of principal and accrued interest may be settled in cash or in shares of common stock at the option of the Company. The number of shares deliverable under the share-settlement option is determined based on the lower of (a) $0.86 per share, as adjusted pursuant to the terms of the Series K Notes or (b) 90% applied to the arithmetic average of the volume-weighted-average trading prices for the twenty day period immediately preceding each share settlement. The Company may not make payments in shares if such payments would result in the cumulative issuance of shares of its common stock exceeding 19.999% of the shares outstanding on the day immediately preceding the issuance date of the Series K Notes, unless prior approval is given by vote of at least a majority of the shares outstanding. The Company received such approval on November 17, 2006.

      The Company is accounting for the Series K Warrants as derivative liabilities in accordance with SFAS No. 133. A debt discount of $1,734,472 is being amortized to interest expense using the effective interest method over the expected term of the Series K Notes. During the three month period ended December 31, 2006, the Company recorded interest expense of $173,764 in amortization of the debt discount. As of December 31, 2006, the fair value of the Series K notes is $7,878,326 and the fair value of the investor and placement agent warrants is $1,892,221. The Company recorded a gain on derivative instruments of $719,247 during the three months ended December 31, 2006.

E.   OPERATIONS AND FINANCING

      The Company has incurred significant costs since its inception in connection with the acquisition of an exclusive worldwide license to certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities and clinical trials. The Company has funded such costs with proceeds realized from the public and private sale of its common and preferred stock. The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts. To date, the Company has not generated any revenue from product sales. The ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain. The Company plans to seek continued funding of the Company's development by raising additional capital. It is the opinion of management that sufficient funds will be available from the Series K convertible debt, other external financing and additional capital and/or expenditure reductions in order to meet the Company's liabilities and commitments as they come due during fiscal years 2007 and 2008. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

F. COMMITMENTS AND CONTINGENCIES

      During fiscal year 2005 the Company was involved in a restatement of the Company's prior years financials, a time when Deloitte & Touche LLP (D&T) was the Company's auditor. For its work in the restatement D&T presented the Company with an invoice of approximately $350,000 in October 2006. In prior discussions with D&T the Company's Audit Committee had repeatedly requested detailed information regarding this bill which D&T failed to give. The Company's Audit Committee and Board of Directors are unable to review the appropriateness of this invoice without the detailed information that it has repeatedly requested. This invoice was not included in the Company's liabilities because the Company does not believe that it represents a real claim against the Company.

G. SUBSEQUENT EVENTS

      In January 2007 the Company received a "no objection" letter from the FDA indicating that it could proceed with the Phase III protocol with Multikine in head & neck cancer patients. The protocol for the Phase III clinical trial was designed to develop conclusive evidence of the safety and efficacy of Multikine in the treatment of advanced primary squamous cell carcinoma of the oral cavity. The Company had previously received a "no objection" letter from the Canadian Biologics and Genetic Therapies Directorate which enabled the Company to begin its Phase III clinical trial in Canada.

      On January 22, 2007, the Company announced that it has signed a letter of intent with a privately held real estate firm specialized in the biomedical sector to acquire and build out to the Company's specifications a turn-key cGMP (current good manufacturing practices) drug manufacturing facility for the Company's cancer product. This manufacturing facility is an integral part of moving Multikine into the Phase III clinical trial and later commercialization. The commitment by the real estate firm, subject to a final contract, is for $15 million. The facility is expected to cost about $12-14 million, to be paid through a long-term lease agreement.

      On January 23, 2007, the Company entered into an agreement with a public relations consulting firm. Per the terms of the agreement the consultant received 200,000 shares of restricted stock on January 29, 2007. In addition, on April 1, 2007 and June 1, 2007 the consultant will receive 105,000 and 85,000 shares of restricted stock, respectively.

CEL-SCI CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company has had only limited revenues from operations since its inception in March 1983. The Company has relied upon proceeds realized from the public and private sale of its Common Stock and convertible notes as well as short-term borrowings to meet its funding requirements. Funds raised by the Company have been expended primarily in connection with the acquisition of an exclusive worldwide license to, and later purchase of, certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, the repayment of debt, the continuation of Company sponsored research and development and administrative costs, and the construction of laboratory facilities. Inasmuch as the Company does not anticipate realizing significant revenues until such time as it enters into licensing arrangements regarding its technology and know-how or until such time it receives permission to sell its product (which could take a number of years), the Company has been dependent upon the proceeds from the sale of its securities to meet all of its liquidity and capital resource requirements.

During the three-month period ended December 31, 2006 and 2005, the Company used cash totaling $903,547 and $71,987 respectively. Cash used in operating activities totaled $935,792 and $760,186 for each of the three-month periods. Cash provided by financing activities totaled $71,427 and $693,420, respectively. For the three months ended December 31, 2006, the cash provided by financing activities was from the exercise of employee stock options. For the three months ended December 31, 2005, cash provided by financing activities was from both the exercise of employee stock options ($15,693) and drawdowns on the equity line of credit ($677,727).

In June 2000, the Company entered into an agreement with Cambrex Bio Science, Inc. ("Cambrex") whereby Cambrex agreed to provide the Company with a facility which allows the Company to manufacture Multikine in accordance with the Good Manufacturing Practices regulations of the FDA for periodic manufacturing campaigns. Company personnel will staff this facility. This agreement expired December 31, 2006.

On December 1, 2003, the Company sold 2,994,964 shares of its common stock to a group of private institutional investors for approximately $2,550,000, or $0.85 per share. As part of this transaction, the investors in the private offering received warrants which allow the investors to purchase approximately 900,000 shares of the Company's common stock at a price of $1.32 per share at any time prior to December 1, 2006. On December 1, 2006, 549,827 warrants expired leaving 441,176 warrants remaining that expire on December 1, 2007.

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

During the 22 trading days following a drawdown request, CEL-SCI will calculate the amount of shares it will sell to Jena Holdings LLC and the purchase price per share. The purchase price per share of common stock will be based on the daily volume weighted average price of CEL-SCI's common stock during each of the 22 trading days immediately following the drawdown date, less a discount of 11%. As consideration for extending the equity line of credit, CEL-SCI granted Jena Holdings LLC warrants to purchase 271,370 shares of common stock at a price of $0.55 per share at any time prior to October 24, 2010. CEL-SCI will be registering the shares of common stock issuable to Jena Holdings under the equity line of credit, as well as 271,370 shares underlying the warrants that CEL-SCI granted to Jena Holdings LLC. During the three-month periods ended December 31, 2006 and 2005, the Company made no drawdowns on this line of credit.

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

In August 2006, the Company issued $8,300,000 in aggregate principal amount of convertible notes (the "Series K Notes") together with warrants to purchase 4,825,581 shares of the Company's common stock (the Series K Warrants"). Additionally, in connection with issuance of the Series K Notes and Series K Warrants, the placement agent received a fee of $498,000 and 386,047 fully vested warrants (the "Placement Agent Warrants") to purchase shares of the Company's common stock. Net proceeds were $7,731,290, net of $568,710 in direct transaction costs, including the placement agent fee.

The Series K Notes are convertible into 9,651,163 shares of the Company's common stock at the option of the holder at any time prior to maturity at a conversion price of $0.86 per share, subject to adjustment for certain events. The Series K Warrants are exercisable over a five-year period from February 4, 2007 through February 4, 2012 at $0.95 per share.

The Series K Notes bear interest at the greater of 8% or LIBOR plus 300 basis points, and are required to be repaid in thirty equal monthly installments of $207,500 beginning on March 4, 2007 and continuing through September 4, 2010. The remaining principal balance of $2,075,000 is required to be repaid on August 4, 2011; however, holders of the Series K Notes may require repayment of the entire remaining principal balance at any time after August 4, 2010. Interest is payable quarterly beginning September 30, 2006. Each payment of principal and accrued interest may be settled in cash or in shares of common stock at the option of the Company. The number of shares deliverable under the share-settlement option is determined based on the lower of (a) $0.86 per share, as adjusted pursuant to the terms of the Series K Notes or (b) 90% applied to the arithmetic average of the volume-weighted-average trading prices for the twenty day period immediately preceding each share settlement. The Company may not make payments in shares if such payments would result in the cumulative issuance of shares of its common stock exceeding 19.999% of the shares outstanding on the day immediately preceding the issuance date of the Series K Notes, unless prior approval is given by vote of at least a majority of the shares outstanding. The Company received such approval on November 17, 2006.

The Company is accounting for the Series K Warrants as derivative liabilities in accordance with SFAS No. 133. A debt discount of $1,734,472 is being amortized to interest expense using the effective interest method over the expected term of the Series K Notes. During the three month period ended December 31, 2006, the Company recorded interest expense of $173,764 in amortization of the debt discount. As of December 31, 2006, the fair value of the Series K notes is

$7,878,326  and the fair value of the investor and placement  agent  warrants is
$1,892,221.   The  Company   recorded  a  gain  on  derivative   instruments  of
$719,247 during the three months ended December 31, 2006.

Results of Operations and Financial Condition

"Grant revenues and other" decreased by $9,895 during the three months ended December 31, 2006, compared to the same period of the previous year, due to the winding down of the work funded by the grants. The Company is continuing to apply for grants to support its work. During the three-month period ended December 31, 2006, research and development expenses increased by $71,269 compared to the three-month period ended December 31, 2005. This increase was due to work on two new CEL-1000 projects and the use of lab supplies in the preparation for the beginning of the Phase III trials on Multikine.

During the three-month period ended December 31, 2006, general and administrative expenses increased by $479,668 compared to the three-month period ended December 31, 2005. This change was primarily due to: 1) additional listing fees from the American Stock Exchange (approximately $15,000), 2) shares issued to 2 stockholders in accordance with their respective agreements (approximately $110,300), 3) additional accounting fees for the valuation of the Series K Notes and Warrants (approximately $43,900), 4) an increase in public relations costs (approximately $305,000) for the cost of common stock issued to a public relations consulting firm, and 5) annual meeting costs (approximately $23,000). This was partially offset by lower salary costs as one employee was on leave for a part of the quarter (approximately $13,600).

Interest income during the three months ended December 31, 2006 increased by $84,147 compared to the three-month period ended December 31, 2005. The increase was due to interest earned on the funds received from the Series K convertible notes.

The increase in the gain on derivative instruments of $705,910 for the three months ended December 31, 2006, was the result of the change in fair value of the Series K Notes and Series K Warrants.

Research and Development Expenses

During the three-month period ended December 31, 2006 and 2005, the Company's research and development efforts involved Multikine and L.E.A.P.S.(TM). The table below shows the research and development expenses associated with each project during the three-month period.

                             Three Months Ended December 31,
                                2006              2005
                                ----              ----

   MULTIKINE                $  428,321        $  383,897
   L.E.A.P.S                    77,837            50,992
                          ------------        ----------
   TOTAL                    $  506,158        $  434,889
                            ==========        ==========

In January 2007, the US Food and Drug Administration (FDA) concurred with the initiation of a global Phase III clinical trial in head and neck cancer patients using Multikine. In August 2005, the Canadian regulatory agency, the Biologics and Genetic Therapies Directorate, concurred with the initiation of a global Phase III clinical trial in head and neck cancer patients using Multikine.

As of December 31, 2006 the Company was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. The Company does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology. Consequently, the Company cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects. In April 2006 the Company filed a provisional U.S. patent application covering CEL-1000 for the prevention/treatment of bird flu and/or as an adjuvant to be included in a bird flu vaccine.

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

In January 2007 the Company received a "no objection" letter from the FDA indicating that it could proceed with the Phase III protocol with Multikine in head & neck cancer patients. The protocol for the Phase III clinical trial was designed to develop conclusive evidence of the safety and efficacy of Multikine in the treatment of advanced primary squamous cell carcinoma of the oral cavity. The Company had previously received a "no objection" letter from the Canadian Biologics and Genetic Therapies Directorate which enabled the Company to begin its Phase III clinical trial in Canada.

On January 22, 2007, the Company announced that it has signed a letter of intent with a privately held real estate firm specialized in the biomedical sector to acquire and build out to the Company's specifications a turn-key cGMP (current good manufacturing practices) drug manufacturing facility for the Company's cancer product. This manufacturing facility is an integral part of moving Multikine into the Phase III clinical trial and later commercialization. The commitment by the real estate firm, subject to a final contract, is for $15 million. The facility is expected to cost about $12-14 million, to be paid through a long-term lease agreement.

Since all of the Company's projects are under development, the Company cannot predict when it will be able to generate any revenue from the sale of any of its products.

Critical Accounting Policies - The Company's significant accounting policies are more fully described in Note A to the condensed consolidated financial statements. However certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the condensed consolidated financial statements are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on the Company's historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate. Our significant accounting policies include:

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

Derivative Instruments--The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS No. 133") AND Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", ("EITF 00-19"), as well as related interpretations of these standards. In accordance with accounting principles generally accepted in the United States ("GAAP"), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the statement of financial position and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features can not be reliably measured, the Company measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument and precluding the use of "blockage" discounts or premiums in determining the fair value of a large block of financial instruments. Fair value under these conditions does not necessarily represent fair value determined using valuation standards that give consideration to blockage discounts and other factors that may be considered by market participants in establishing fair value.

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

Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model. The Black-Scholes model requires management to make assumptions regarding the fair value of the options at the date of grant and the expected life of the options. The Company determines the fair value of the employee compensation using the Black Scholes method of valuation. Using the modified prospective transition method of adoption, the Company reflects compensation expense in the financial statements beginning October 1, 2005. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS No. 123R. As such, compensation expense will be recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005 as well as for the portion of awards previously granted that vested during the period ended June 30, 2006. For the three months ended December 31, 2006 and 2005, the Company recorded $30,984 and $51,798 in general and administrative expense for the cost of employee options. The Company determines the fair value of the employee compensation using the Black Scholes method of valuation.

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

Inventory-- Inventory consists of bulk purchases of laboratory supplies used on a daily basis in the lab and items that will be used for future production. The items in inventory are expensed when used in production or daily activity as R&D expenses. These items are disposables and consumables and can be used for both the manufacturing of Multikine for clinical studies and in the laboratory for quality control and bioassay use. They can be used in training, testing and daily laboratory activities.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As of December 31, 2006 the Company had outstanding Series K Notes and Series K Warrants which were classified as derivative financial instruments. Interest on the Series K Notes is tied to the 6-month LIBOR. Should the 6-month LIBOR increase, interest payments on the Series K debt may increase as well. The interest rate risk on investments is considered immaterial due to the fact that all investments have maturities of three months or less.

Item 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Geert Kersten, CEL-SCI's Chief Executive and Financial Officer, has evaluated the effectiveness of CEL-SCI's disclosure controls and procedures as of December 31, 2006, and in his opinion CEL-SCI's disclosure controls and procedures ensure that material information relating to CEL-SCI, including CEL-SCI's consolidated subsidiary, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

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

                                   PART II


Item 2.       Changes in Securities and Use of Proceeds

     During the three months ended December 31, 2006 the Company issued 172,500 shares of its common stock to two investors in accordance with the terms of their agreements with the Company. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 for the issuance of these shares.

Item 4.    Submission of Matters to a Vote of Security Holders

     See Item 4 of the Company's report on Form 10-K for the year ended September 30, 2006.

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


                                        CEL-SCI CORPORATION


Date: February 13, 2007                 /s/ Geert Kersten
                                        ------------------------------------
                                        Geert Kersten, Chief Executive Officer*







* Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.