Form 10-Q
period 2007-03-31
CEL SCI CORP
filed 2007-05-14
CIK 725363

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007


                                      OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION
                               -------------------


            Colorado                              84-0916344
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

            Yes _________                       No _____X____
                                                        -

         Class of Stock        No. Shares Outstanding              Date

                Common               111,091,192               May 10, 2007

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1.                                                                 Page
                                                                        ----

Condensed  Consolidated  Balance  Sheet  (unaudited)                       3
Condensed  Consolidated Statement of Operations (unaudited)               4-5
Condensed Consolidated Statement of Cash Flow  (unaudited)                 6
Notes  to  Condensed   Consolidated  Financial  Statements
  (unaudited)                                                              8

Item 2.
      Management's Discussion and Analysis of Financial Condition         19
        and Results of Operations

Item 3.
      Quantitative and Qualitative Disclosures about Market Risks         26

Item 4.
      Controls and Procedures                                             26

PART II

Item 2.
      Changes in Securities and Use of Proceeds                           27

Item 4.
      Submission of Matters to a Vote of Security Holders                 27

Item 5.
      Other Information                                                   27

Item 6.
      Exhibits                                                            27

      Signatures                                                          28

                               CEL-SCI CORPORATION
                               -------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            ------------------------
                                   (unaudited)

ASSETS                                              March 31,      September 30,
     CURRENT ASSETS                                   2007            2006
                                                   ----------      ------------

   Cash and cash equivalents                       $5,869,784      $ 8,080,365
   Interest and other receivables                      54,885           35,626
   Prepaid expenses                                    71,722          526,498
   Inventory used for R&D and manufacturing           391,908          390,644
   Deposits                                            14,828           14,828
                                                   ----------       ----------
         Total current assets                       6,403,127        9,047,961

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation of $1,809,262
     and $1,773,102                                   108,259           92,117

 PATENT COSTS- less accumulated amortization of
     $938,772 and $896,407                            572,104          513,199
                                                   ----------       ----------
               TOTAL ASSETS                        $7,083,490      $ 9,653,277
                                                   ==========      ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES:
   Accounts payable                                $  230,323      $    98,056
   Accrued expenses                                    94,134           74,894
   Due to employees                                    13,471           17,425
   Accrued interest on convertible debt               172,327           74,473
   Derivative instruments - current portion         1,726,333        1,670,234
   Deposits held                                        3,000            3,000
                                                   ----------       ----------
        Total current liabilities                   2,239,588        1,938,082

   Derivative instruments - noncurrent portion      8,452,781        8,645,796
                                                   ----------       ----------
        Total liabilities                          10,692,369       10,583,878

  COMMITMENTS AND CONTINGENCIES                            --               --

STOCKHOLDERS' EQUITY (DEFICIT):
 Preferred stock, $.01 par value; authorized,
   100,000 shares; no shares issued and outstanding        --               --
 Common stock, $.01 par value; authorized,
   200,000,000 shares; issued and outstanding,
   84,592,121 and 82,697,428 shares at March 31,
   2007 and September 30, 2006, respectively          845,921          826,974
   Additional paid-in capital                     106,319,853      105,180,834
   Accumulated deficit                           (110,774,653)    (106,938,409)
                                                 -------------    -------------

     Total stockholders' equity (deficit)          (3,608,879)        (930,601)
                                                   ----------       ----------
     TOTAL LIABILITIES AND STOCKHOLDERS'
        EQUITY (DEFICIT)                         $  7,083,490      $ 9,653,277
                                                 ===========       ===========

 See notes to condensed consolidated financial statements.
                                        3

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        ---------------------------------
                                   (unaudited)
                                                        Six Months Ended
                                                           March 31,
                                                 2007                  2006
                                               --------------------------------
 REVENUE:
   Grant revenue                              $  31,779             $  66,662
   Rent income                                   12,895                    --
   Other income                                     841                    --
                                              ---------             ---------
                 Total Revenue                   45,515                66,662
 EXPENSES:
   Research and development, excluding
     depreciation of $41,794 and $37,021
     included below                           1,185,023               861,746
   Depreciation and amortization                 84,158                87,425
   General and administrative                 2,368,850             1,480,606
                                             ----------            ----------
                   Total Expenses             3,638,031             2,429,777
                                             ----------            ----------
  LOSS FROM OPERATIONS                       (3,592,516)           (2,363,115)

 GAIN ON DERIVATIVE INSTRUMENTS                 271,891                11,515

 INTEREST INCOME                                172,665                23,402

 INTEREST EXPENSE                              (688,284)                   --
                                              ----------            ----------

 NET LOSS BEFORE INCOME TAXES                (3,836,244)           (2,328,198)

 INCOME TAX PROVISION                                --                    --
                                             ----------            ----------

 NET LOSS                                   $(3,836,244)           (2,328,198)
                                            ===========            ===========

 NET LOSS PER COMMON SHARE (BASIC)          $     (0.05)          $     (0.03)
                                            ============          ============

 NET LOSS PER COMMON SHARE (DILUTED)        $     (0.05)          $     (0.03)
                                            ============          ============

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                        83,377,267            76,677,015
                                            ===========           ===========


            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        ---------------------------------
                                   (unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                  2007                2006
                                               -----------------------------
 REVENUE
   Grant revenue                             $   17,917           $   36,815
   Rent income                                    6,805                   --
   Other income                                      --                   --
                                             ----------           ----------
                 Total Revenue                   24,722               36,815
 EXPENSES:
   Research and development, excluding
     depreciation of $20,832 and $18,511
     included below                             678,865              426,857
   Depreciation and amortization                 42,316               43,635
   General and administrative                 1,316,146              907,570
                                             ----------           ----------
                   Total Expenses             2,037,327            1,378,062
                                             ----------           ----------

 LOSS FROM OPERATIONS                        (2,012,605)          (1,341,247)

 LOSS ON DERIVATIVE INSTRUMENTS                (447,356)              (1,822)

 INTEREST INCOME                                 77,114               11,998

 INTEREST EXPENSE                              (341,038)                  --
                                             ----------           ----------

 NET LOSS BEFORE INCOME TAXES                (2,723,885)          (1,331,071)

 INCOME TAX PROVISION                                --                   --
                                             ----------           ----------

 NET LOSS                                   $(2,723,885)         $(1,331,071)
                                            ===========          ============

 NET LOSS PER COMMON SHARE (BASIC)          $     (0.03)         $     (0.02)
                                            ===========          ============

 NET LOSS PER COMMON SHARE (DILUTED)        $     (0.03)         $     (0.02)
                                            ===========          ============

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                        83,836,076           78,392,835
                                            ===========          ===========

  See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                        ---------------------------------
                                   (unaudited)

                                                        Six Months Ended
                                                            March 31,
                                                     2007                2006
                                                     ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                       $  (3,836,244)     $ (2,328,198)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                       84,158            87,425
  Penalty shares issued to nonemployees              156,350                --
  Issuance of common stock and stock options
      for services                                   562,039           144,718
  Common stock contributed to 401(k) plan             44,818            43,727
  Employee option cost                                62,067           103,596
  Impairment loss on retired equipment                    --               645
  Gain on derivative instruments                    (271,891)          (11,515)
  Amortization of discount on convertible debt       342,475                --
  Decrease (increase) in receivables                   6,396              (772)
  Decrease (increase) in prepaid expenses            454,776           (33,922)
  (Increase) decrease in inventory for R&D
       and manufacturing                              (1,264)           26,430
  Increase in deferred financing costs                    --            (5,000)
  Increase in accounts payable                        77,973            86,241
  Increase in accrued expenses                        19,240            10,602
  Decrease in amount due to employees                 (3,954)             (188)
  Increase in accrued interest on convertible debt    97,854                --
                                                   ---------         ---------
NET CASH USED IN OPERATING ACTIVITIES             (2,205,207)       (1,876,211)
                                                 ------------       -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of equipment                              (53,598)           (1,885)
  Patent costs                                       (51,313)          (36,126)
                                                 ------------       -----------
NET CASH USED IN INVESTING ACTIVITIES               (104,911)          (38,011)
                                                 ------------       -----------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Drawdown on equity line                                 --           677,727
  Private placement proceeds                              --         1,000,000
  Proceeds from exercise of stock options            109,707            15,694
  Financing costs                                    (10,170)               --
                                                 ------------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES             99,537         1,693,421
                                                 ------------       -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS         (2,210,581)         (220,801)
CASH AND CASH EQUIVALENTS:
  Beginning of period                              8,080,365         1,957,614
                                                 ------------       -----------
  End of period                                  $ 5,869,784       $ 1,736,813
                                                 ===========       ============

                                                                     (continued)

            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                        ---------------------------------
                                   (unaudited)
                                   (continued)
                                                          Six Months Ended
                                                            March 31,
                                                     2007                2006
                                                     ----                ----
SUPPLEMENTAL INFORMATION ON NONCASH TRANSACTIONS:
Patent costs included in accounts payable:
Increase in accounts payable                      $ (49,956)           (36,659)
Increase in patent costs                             49,956             36,659
                                                 ----------          ----------
                                                 $       --          $      --
                                                 ==========          ==========
Equipment costs included in accounts payable:
Increase in accounts payable                     $   (4,338)         $      --
Increase in research and office equipment             4,338                 --
                                                 ----------          ---------
                                                 $       --          $      --
                                                 ==========          =========
Reclassification of derivative instruments:
Decrease in derivative instruments               $       --          $ 797,835
Increase in additional paid-in capital                   --           (797,835)
                                                 ----------          ---------
                                                 $       --          $      --
                                                 ==========          =========
Cost of new warrants and repricing of old
warrants on private placement:
  Increase in additional paid-in capital         $       --          $(315,108)
Decrease in additional paid-in capital                   --            315,108
                                                 ----------          ----------
                                                 $       --          $      --
                                                 ==========          =========
Repayment of convertible debt in common stock:
Decrease in convertible debt                     $  207,500          $      --
Increase in accounts receivable                      25,655                 --
Increase in common stock                             (3,431)                --
Increase in additional paid-in capital             (229,724)                --
                                                 ----------          ----------
                                                 $       --          $      --
                                                 ==========          ==========

NOTE:
Interest expense paid during the six months ended March 31, 2007 and 2006 totaled $247,955 and $-0-, respectively.

                                                                     concluded


            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    SIX MONTHS ENDED MARCH 31, 2007 AND 2006


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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of March 31, 2007 and the results of operations for the six and three-month periods then ended. The condensed consolidated balance sheet as of September 30, 2006 is derived from the September 30, 2006 audited consolidated financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the six and three-month periods ended March 31, 2007 are not necessarily indicative of the results to be expected for the entire year.

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

      Prepaid Expenses and Inventory - Prepaid expenses are those expenses which benefit a substantial period of time. Inventory consists of bulk purchases of laboratory supplies used on a daily basis in the lab and items that will be used for future production. These items are disposables and consumables and can be used for both the manufacturing of Multikine for clinical studies and in the laboratory for quality control and bioassay use. They can be used in training, testing and daily laboratory activities.

      Research and Office Equipment - Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Repairs and maintenance are expensed when incurred. Depreciation expense for the six-month period ended March 31, 2007 and 2006 were $41,794 and $48,146. Depreciation expense for the three-month period ended March 31, 2007 and 2006 were $20,832 and $23,540 respectively.

      Patents - Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years). In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the six-month periods ended March 31, 2007 and 2006, the Company recorded no patent impairment charges. For the six months ended March 31, 2007 and 2006, amortization of patent costs totaled $42,364 and $39,279. For the three-month periods ended March 31, 2007 and 2006, amortization of patent costs totaled $21,485 and $20,095 respectively.

      Derivative Instruments - The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS No. 133") and Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", ("EITF 00-19"), as well as related interpretations of these standards. In accordance with accounting principles generally accepted in the United States ("GAAP"), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the statement of financial position and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features can not be reliably measured, the Company measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument and precluding the use of "blockage" discounts or premiums in determining the fair value of a large block of financial instruments. Fair value under these conditions does not necessarily represent fair value determined using valuation standards that give consideration to blockage discounts and other factors that may be considered by market participants in establishing fair value.

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

      Concentration of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company maintains its cash and cash equivalents with high quality financial institutions. At times, these accounts may exceed federally insured limits. The Company has not experienced any losses in such bank accounts. The Company believes it is not exposed to significant credit risk related to cash and cash equivalents.

      Income Taxes - Income taxes are accounted for using the asset and liability method under which deferred tax liabilities or assets are determined based on the difference between the financial statement and tax basis of assets and liabilities (i.e., temporary differences) and are measured at the enacted tax rates. Deferred tax expense is determined by the change in the liability or asset for deferred taxes. The difference in the Company's U.S. Federal statutory income tax rate and the Company's effective tax rate is primarily attributable to the recording of a valuation allowance due to the uncertainty of the amount of future tax benefits that will be realized because it is more likely than not that future taxable income will not be sufficient to realize such tax benefits.

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

      Asset Valuations and Review for Potential Impairments - The Company reviews its fixed assets every quarter. This review requires that the Company make assumptions regarding the value of these assets and the changes in circumstances that would affect the carrying value of these assets. If such analysis indicates that a possible impairment may exist, the Company is then required to estimate the fair value of the asset and, as deemed appropriate, expense all or a portion of the asset. The determination of fair value includes numerous uncertainties, such as the impact of competition on future value. The Company believes that it has made reasonable estimates and judgments in determining whether its long-lived assets have been impaired; however, if there is a material change in the assumptions used in our determination of fair values or if there is a material change in economic conditions or circumstances influencing fair value, the Company could be required to recognize certain impairment charges in the future.

      Stock-Based Compensation - In October 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). This statement encouraged but did not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company had elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees and related Interpretations". In December 2004 the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires companies to recognize expense associated with share based compensation arrangements, including employee stock options, using a fair value-based option pricing model. SFAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employees. Using the modified prospective transition method of adoption, the Company reflects compensation expense in the financial statements beginning October 1, 2005. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS No. 123R. As such, compensation expense has been recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005 as well as for the portion of awards previously granted that vested during the period ended March 31, 2007. For the six months ended March 31, 2007 and 2006, the Company recorded $62,067 and $103,596, respectively in general and administrative expense for the cost of employee options. The Company's options vest over a three-year period from the date of grant. After one year, the stock is one-third vested, with an additional one-third vesting after two years and the final one-third vesting at the end of the three-year period. There were no options granted during the six-month or three-month periods ended March 31, 2007 and 2006. Options are granted with an exercise price equal to the closing bid price of the Company's stock on the day before the grant. The Company determines the fair value of the employee compensation using the Black Scholes method of valuation. This method requires several assumptions, including the following assumptions for the options vesting during the six months ended March 31, 2007.

                                    March 31, 2007

      Volatility                            78%
      Dividend yield                         0%
      Risk-free interest rate             5.08%
      Expected average life              1 year
      Exercise price per option           $0.62

      During the six months ended March 31, 2007, 125,000 options from the non-qualified plan vested, with a weighted average exercise price of $0.62. During the six months ended March 31, 2007, 33,333 options from the incentive stock option plan vested at a weighted average exercise price of $1.13.

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

      During the six months ended March 31, 2007, 564,966 options were exercised. During the three months ended March 31, 2007, 240,300 options were exercised. All options exercised were from the non-qualified plans. The total intrinsic value of options exercised during the six months ended March 31, 2007 and 2006 was $210,559 and $20,907, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2007 and 2006 was $78,915 and $-0-, respectively.

      Options to non-employees are accounted for in accordance with FASB's Emerging Issues Task Force (EITF) Issue 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model. The Black-Scholes model requires management to make assumptions regarding the fair value of the options at the date of grant and the expected life of the options. There were 100,000 options granted to non-employees during the six months ended March 31, 2007, with a value of $33,640 charged to general and administrative expense. In addition, 737,670 shares of common stock were issued with a value of $528,399. For the six months ended March 31, 2006, common stock and options with a value of $144,718 were issued for services.

B. NEW ACCOUNTING PRONOUNCEMENTS

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

      In September 2006, SAB No. 108 was issued by the Securities and Exchange Commission. The interpretations in the SAB express the SEC staff's views regarding the process of quantifying financial statement misstatements. Beginning with annual financial statements covering fiscal years ending after November 15, 2006, material misstatements in the current year may result in the need to correct prior year financial statements, even if the misstatement in the prior year or years is considered immaterial. SAB 108 does not require previously filed reports to be amended. Such correction may be made the next time the company files the prior year financial statements. The Company believes that there will not be an impact on its results of operations, cash flows or balance sheet because of this interpretation.

      In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 15". The Statement permits companies to choose to measure many financial instruments and certain other items at fair value. The statement is effective for fiscal years that begin after November 15, 2007, but early adoption is permitted. The Company is evaluating the effective of the adoption of this statement.

C.    STOCKHOLDERS' EQUITY (DEFICIT)

      During the six months ended March 31, 2007, the Company issued stock to two nonemployees in accordance with their respective agreements with a fair value of $156,350. This expense was recorded in general and administrative expense. During the six months ended March 31, 2006, the Company issued stock or stock options for services to a nonemployee with a fair value of $144,718. The fair value of the options issued during the six months ended March 31, 2006 was determined using the Black Scholes method with the following assumptions:

                                    March 31, 2006

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

      The Series K Notes are convertible into 10,480,000 shares of the Company's common stock at the option of the holder at any time prior to maturity at a conversion price of $0.75 per share, subject to adjustment for certain events. The Series K Warrants are exercisable over a five-year period from February 4, 2007 through February 4, 2012 at $0.75 per share.

      The Series K Notes bear interest at the greater of 8% or LIBOR plus 300 basis points, and are required to be repaid in thirty equal monthly installments of $207,500 beginning on March 4, 2007 and continuing through September 4, 2010. The remaining principal balance of $2,075,000 is required to be repaid on August 4, 2011; however, holders of the Series K Notes may require repayment of the entire remaining principal balance at any time after August 4, 2010. Interest is payable quarterly beginning September 30, 2006. Each payment of principal and accrued interest may be settled in cash or in shares of common stock at the option of the Company. The number of shares deliverable under the share-settlement option is determined based on the lower of (a) $0.75 per share, as adjusted pursuant to the terms of the Series K Notes or (b) 90% applied to the arithmetic average of the volume-weighted-average trading prices for the twenty day period immediately preceding each share settlement. The Company may not make payments in shares if such payments would result in the cumulative issuance of shares of its common stock exceeding 19.999% of the shares outstanding on the day immediately preceding the issuance date of the Series K Notes, unless prior approval is given by vote of at least a majority of the shares outstanding. The Company received such approval on November 17, 2006.

      The Company is accounting for the Series K Warrants as derivative liabilities in accordance with SFAS No. 133. A debt discount of $1,734,472 is being amortized to interest expense using the effective interest method over the expected term of the Series K Notes. During the six-month period ended March 31, 2007, the Company recorded interest expense of $342,475 in amortization of the debt discount. As of March 31, 2007, the fair value of the Series K notes is $7,506,002 and the fair value of the investor and placement agent warrants is $2,673,112. The Company recorded a gain on derivative instruments of $271,891 during the six months ended March 31, 2007. For the three months ended March 31, 2007, the Company recorded a loss on derivative instruments of $447,356.

E. OPERATIONS AND FINANCING

      The Company has incurred significant costs since its inception in connection with the acquisition of an exclusive worldwide license to and later acquisition of the technology of certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities and clinical trials. The Company has funded such costs with proceeds realized from the public and private sale of its common and preferred stock. The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts. To date, the Company has not generated any revenue from product sales. The ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain. The Company plans to seek continued funding of the Company's development by raising additional capital. It is the opinion of management that sufficient funds will be available from the Series K convertible debt, the April 2007 financing, other external financing and additional capital and/or expenditure reductions in order to meet the Company's liabilities and commitments as they come due during fiscal years 2007 and 2008. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure. See Note H for information on a financing completed on April 18, 2007.

F. COMMITMENTS AND CONTINGENCIES

      During fiscal year 2005, the Company was involved in a restatement of the Company's prior year financials, a time when Deloitte & Touche LLP (D&T) was the Company's auditor. For its work in the restatement, D&T presented the Company with an invoice of approximately $350,000 in October 2006. In prior discussions with D&T, the Company's Audit Committee had repeatedly requested detailed information regarding this bill which D&T failed to give. The Company's Audit Committee and Board of Directors are unable to review the appropriateness of this invoice without the detailed information that it has repeatedly requested. This invoice was not included in the Company's liabilities because the Company does not believe that it represents a real claim against the Company.

G. FDA GO-AHEAD FOR PHASE III TRIAL

      In January 2007, the Company received a "no objection" letter from the FDA indicating that it could proceed with the Phase III protocol with Multikine in head & neck cancer patients. The protocol for the Phase III clinical trial was designed to develop conclusive evidence of the safety and efficacy of Multikine in the treatment of advanced primary squamous cell carcinoma of the oral cavity. The Company had previously received a "no objection" letter from the Canadian Biologics and Genetic Therapies Directorate which enabled the Company to begin its Phase III clinical trial in Canada.

      On January 22, 2007, the Company announced that it had signed a letter of intent with a privately held real estate firm specialized in the biomedical sector to acquire and build out to the Company's specifications a turn-key cGMP (current good manufacturing practices) drug manufacturing facility for the Company's cancer product. This manufacturing facility is an integral part of moving Multikine into the Phase III clinical trial and later commercialization. The facility is expected to cost approximately $15 million and will be financed by a long-term lease agreement.

      On January 23, 2007, the Company entered into an agreement with a consulting firm. Per the terms of the agreement the consultant received 200,000 shares of restricted stock on January 29, 2007. This agreement was terminated at the end of March 2007.

H. SUBSEQUENT EVENTS

      On April 18, 2007, the Company announced a $15 million financing. Shares were sold at $0.75, a premium over the closing price of the last two weeks. The financing is accompanied by 10 million warrants with an exercise price of $0.75 and 10 million warrants with an exercise price of $2.00. The shares will be registered. The funds will allow the Company to move forward as planned to start the Phase III clinical trial in first line advanced primary head and neck cancer.

      As a result of the financing, and in accordance with the original Series K agreement, the Series K conversion price of the shares will be repriced to $0.75 from the original $0.86 and the warrants will be repriced to $0.75 from the original $0.95.

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

During the six-month period ended March 31, 2007 and 2006, the Company used cash totaling $2,210,581 and $220,801 respectively. Cash used in operating activities totaled $2,205,207 and $1,876,211 for each of the six-month periods. Cash provided by financing activities totaled $99,537 and $1,693,421, respectively. For the six months ended March 31, 2007, the cash provided by financing activities was from the exercise of employee stock options. For the six months ended March 31, 2006, cash provided by financing activities was from: 1) the exercise of employee stock options ($15,694), 2) drawdowns on the equity line of credit ($677,727) and 3) a private financing totaling $1,000,000.

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

During the 22 trading days following a drawdown request, CEL-SCI will calculate the amount of shares it will sell to Jena Holdings LLC and the purchase price per share. The purchase price per share of common stock will be based on the daily volume weighted average price of CEL-SCI's common stock during each of the 22 trading days immediately following the drawdown date, less a discount of 11%. As consideration for extending the equity line of credit, CEL-SCI granted Jena Holdings LLC warrants to purchase 271,370 shares of common stock at a price of $0.55 per share at any time prior to October 24, 2010. CEL-SCI will be registering the shares of common stock issuable to Jena Holdings under the equity line of credit, as well as 271,370 shares underlying the warrants that CEL-SCI granted to Jena Holdings LLC. During the six-month periods ended March 31, 2007 and 2006, the Company made no drawdowns on this line of credit.

During the six-month period ended March 31, 2006, the Company made drawdowns on a previous equity line of credit totaling $677,727, selling 1,419,446 shares of common stock. This equity line of credit expired on December 29, 2005.

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

On April 17, 2006, 800,000 unregistered warrants were issued to an investor with a strike price of $1.25 per share. These warrants were valued at $460,920 using the Black Scholes method and expire in August of 2008. An additional 100,000 unregistered warrants were issued to a group of consultants on April 12, 2006. These warrants were valued at $79,976 using the Black Scholes method and expire in April 2009. Another consultant group was issued 375,000 unregistered shares of CEL-SCI Corporation common stock and 375,000 unregistered warrants to purchase additional shares at $0.73. These warrants expired March 31, 2007 and were valued at $58,005 using the Black Scholes method.

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

The Series K Notes were originally convertible into 9,651,163 shares of the Company's common stock at the option of the holder at any time prior to maturity at a conversion price of $0.86 per share, subject to adjustment for certain events. One of these events occurred on April 18, 2007, when the Company completed a $15 million financing in which the shares were valued at $0.75. This event requires the reset of the conversion share price to $0.75. The Series K Warrants are exercisable over a five-year period from February 4, 2007 through February 4, 2012 and were also reset to $0.75 per share from $0.95 per share.

The Series K Notes bear interest at the greater of 8% or LIBOR plus 300 basis points, and are required to be repaid in thirty equal monthly installments of $207,500 beginning on March 4, 2007 and continuing through September 4, 2010. The remaining principal balance of $2,075,000 is required to be repaid on August 4, 2011; however, holders of the Series K Notes may require repayment of the entire remaining principal balance at any time after August 4, 2010. Interest is payable quarterly beginning September 30, 2006. Each payment of principal and accrued interest may be settled in cash or in shares of common stock at the option of the Company. The number of shares deliverable under the share-settlement option is determined based on the lower of (a) $0.75 per share, as adjusted pursuant to the terms of the Series K Notes or (b) 90% applied to the arithmetic average of the volume-weighted-average trading prices for the twenty day period immediately preceding each share settlement. The Company may not make payments in shares if such payments would result in the cumulative issuance of shares of its common stock exceeding 19.999% of the shares outstanding on the day immediately preceding the issuance date of the Series K Notes, unless prior approval is given by vote of at least a majority of the shares outstanding. The Company received such approval on November 17, 2006.

The Company is accounting for the Series K Warrants as derivative liabilities in accordance with SFAS No. 133. A debt discount of $1,734,472 is being amortized to interest expense using the effective interest method over the expected term of the Series K Notes. During the six-month period ended March 31, 2007, the Company recorded interest expense of $342,475 in amortization of the debt discount. As of March 31, 2007, the fair value of the Series K notes is $7,506,002 and the fair value of the investor and placement agent warrants is $2,673,112. The Company recorded a gain on derivative instruments of $271,891 during the six months ended March 31, 2007. For the three months ended March 31, 2007, the Company recorded a loss on derivative instruments of $447,356.

Results of Operations and Financial Condition

"Grant revenues and other" decreased by $34,883 during the six months ended March 31, 2007, compared to the same period of the previous year, due to the winding down of the work funded by the grants. The Company is continuing to apply for grants to support its work. During the three-month period ended March

31, 2007, grant revenues and other decreased by $18,898 from the three months ended March 31, 2006. The grant ended on March 31, 2007.

During the six-month period ended March 31, 2007, research and development expenses increased by $323,277 compared to the six-month period ended March 31, 2006. This increase was due to work on two new CEL-1000 projects and the use of lab supplies in the preparation for the beginning of the Phase III trials on Multikine. During the three-month period ended March 31, 2007, research and development expenses increased by $252,008 because of the beginning of work on the Phase III trials on Multikine.

During the six-month period ended March 31, 2007, general and administrative expenses increased by $888,244 compared to the six-month period ended March 31, 2006. This change was primarily due to: 1) shares issued to two stockholders in accordance with their respective agreements (approximately $156,350), 2) additional accounting fees for the valuation of the Series K Notes and Warrants (approximately $53,290), 3) an increase in consulting costs (approximately $485,420) for the cost of common stock issued to consulting firms, 4) annual meeting costs (approximately $39,690), 5) additional accounting fees for the audit (approximately $106,700), and 6) an increase in conference, road show and presentation costs of approximately $246,550. This was partially offset by a reduction in other accounting costs incurred in 2006 for the restatement of the Company's financial statements (approximately $188,460). During the three-month period ended March 31, 2007, general and administrative expenses increased by $408,576 compared to the three-month period ended March 31, 2006.

Interest income during the six months ended March 31, 2007 increased by $149,263 compared to the six-month period ended March 31, 2006. The increase was due to interest earned on the funds received from the Series K convertible notes. During the three months ended March 31, 2007, interest income increased by $65,116.

The increase in the gain on derivative instruments of $260,376 for the six months ended March 31, 2007, was the result of the change in fair value of the Series K Notes and Series K Warrants during the period. For the three months ended March 31, 2007, the increase in the loss on derivative instruments of $445,534 is again caused by the change in fair value of the Series K Notes and Series K Warrants during the period.

Research and Development Expenses

During the six-month and three-month periods ended March 31, 2007 and 2006, the Company's research and development efforts involved Multikine and L.E.A.P.S.(TM). The table below shows the research and development expenses associated with each project during the six and three-month periods.

                       Six Months Ended March 31,  Three Months Ended March 31,
                       --------------------------  ----------------------------
                         2007            2006          2007            2006
                         ----            ----          ----            ----
   MULTIKINE        $1,032,075         $752,932     $603,754       $369,035
   L.E.A.P.S           152,948          108,814       75,111         57,822
                   -----------         --------      -------       --------
   TOTAL            $1,185,023         $861,746     $678,865       $426,857
                    ==========         ========     ========       ========


In January 2007, the Company received a "no objection" letter from the FDA indicating that it could proceed with the Phase III protocol with Multikine in head & neck cancer patients. The protocol for the Phase III clinical trial was designed to develop conclusive evidence of the safety and efficacy of Multikine in the treatment of advanced primary squamous cell carcinoma of the oral cavity. The Company had previously received a "no objection" letter from the Canadian Biologics and Genetic Therapies Directorate which enabled the Company to begin its Phase III clinical trial in Canada.

As of March 31, 2007, the Company was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. The Company does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology. Consequently, the Company cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects. In April 2006, the Company filed a provisional U.S. patent application covering CEL-1000 for the prevention/treatment of bird flu and/or as an adjuvant to be included in a bird flu vaccine.

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

On January 22, 2007, the Company announced that it has signed a letter of intent with a privately held real estate firm specialized in the biomedical sector to acquire and build out to the Company's specifications a turn-key cGMP (current good manufacturing practices) drug manufacturing facility for the Company's cancer product. This manufacturing facility is an integral part of moving Multikine into the Phase III clinical trial and later commercialization. The facility is expected to cost approximately $15 million and will be financed through a long-term lease agreement.

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

Derivative Instruments - The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS No. 133") and Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", ("EITF 00-19"), as well as related interpretations of these standards. In accordance with accounting principles generally accepted in the United States ("GAAP"), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the statement of financial position and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features can not be reliably measured, the Company measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument and precluding the use of "blockage" discounts or premiums in determining the fair value of a large block of financial instruments. Fair value under these conditions does not necessarily represent fair value determined using valuation standards that give consideration to blockage discounts and other factors that may be considered by market participants in establishing fair value.

Stock Options and Warrants - In October 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). This statement encourages but does not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company had elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Options to non-employees are accounted for in accordance with FASB's Emerging Issues Task Force (EITF) Issue 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model. The Black-Scholes model requires management to make assumptions regarding the fair value of the options at the date of grant and the expected life of the options. The Company determines the fair value of the employee compensation using the Black Scholes method of valuation. Using the modified prospective transition method of adoption, the Company reflects compensation expense in the financial statements beginning October 1, 2005. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS No. 123R. As such, compensation expense will be recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005 as well as for the portion of awards previously granted that vested during the period ended March 31, 2007. For the six months ended March 31, 2007 and 2006, the Company recorded $62,067 and $103,596 in general and administrative expense for the cost of employee options. The Company determines the fair value of the employee compensation using the Black Scholes method of valuation.

Concentration of Credit Risk - Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company maintains its cash and cash equivalents with high quality financial institutions. At times, these accounts may exceed federally insured limits. The Company has not experienced any losses in such bank accounts. The Company believes it is not exposed to significant credit risk related to cash and cash equivalents.

Income Taxes - Income taxes are accounted for using the asset and liability method under which deferred tax liabilities or assets are determined based on the difference between the financial statement and tax basis of assets and liabilities (i.e., temporary differences) and are measured at the enacted tax rates. Deferred tax expense is determined by the change in the liability or asset for deferred taxes. The difference in the Company's U.S. Federal statutory income tax rate and the Company's effective tax rate is primarily attributable to the recording of a valuation allowance due to the uncertainty of the amount of future tax benefits that will be realized because it is more likely than not that future taxable income will not be sufficient to realize such tax benefits.

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

Inventory - Inventory consists of bulk purchases of laboratory supplies used on a daily basis in the lab and items that will be used for future production. The items in inventory are expensed when used in production or daily activity as R&D expenses. These items are disposables and consumables and can be used for both the manufacturing of Multikine for clinical studies and in the laboratory for quality control and bioassay use. They can be used in training, testing and daily laboratory activities.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As of March 31, 2007, the Company had outstanding Series K Notes and Series K Warrants which were classified as derivative financial instruments. Interest on the Series K Notes is tied to the 6-month LIBOR. Should the 6-month LIBOR increase, interest payments on the Series K debt may increase as well. The interest rate risk on investments is considered immaterial due to the fact that all investments have maturities of three months or less.

Item 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Geert Kersten, CEL-SCI's Chief Executive and Financial Officer, has evaluated the effectiveness of CEL-SCI's disclosure controls and procedures as of March 31, 2007, and in his opinion CEL-SCI's disclosure controls and procedures are effective and ensure that material information relating to CEL-SCI, including CEL-SCI's consolidated subsidiary, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

To the knowledge of Mr. Kersten, there have been no significant changes in CEL-SCI's internal controls or in other factors that could significantly affect CEL-SCI's internal controls subsequent to the date of evaluation, and as a result, no corrective actions with regard to significant deficiencies or material weakness in CEL-SCI's internal controls were required.

                                     PART II

Item 2.  Changes in Securities and Use of Proceeds

        During the six months ended March 31, 2007, the Company issued 172,500 shares of its common stock to two investors in accordance with the terms of their agreements with the Company. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 for the issuance of these shares.

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


                                        CEL-SCI CORPORATION


Date: May 11, 2007                      /s/ Geert Kersten
                                        ------------------------------------
                                        Geert Kersten, Chief Executive Officer*








* Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.