Form 10-Q
period 2007-06-30
CEL SCI CORP
filed 2007-08-13
CIK 725363

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007


                                      OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION


               Colorado                                   84-0916344
---------------------------------------         ------------------------------
    State or other jurisdiction                          (IRS) Employer
           incorporation                              Identification Number

                         8229 Boone Boulevard, Suite 802
                             Vienna, Virginia 22182
                     -------------------------------------
                     Address of principal executive offices

                                 (703) 506-9460
                -----------------------------------------------
               Registrant's telephone number, including area code

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

            Yes _________                       No _____X____
                                                        -

      Class of Stock           No. Shares Outstanding            Date
      --------------           ----------------------            ----

          Common                    114,248,590              August 9, 2007

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1.                                                                   Page
                                                                          ----

      Condensed Consolidated Balance Sheet (unaudited)                       3
      Condensed Consolidated Statement of Operations (unaudited)           4-5
      Condensed Consolidated Statement of Cash Flow (unaudited)              6
      Notes to Condensed Consolidated Financial Statements (unaudited)       8

Item 2.
      Management's Discussion and Analysis of Financial Condition           18
          and Results of Operations

Item 3.
      Quantitative and Qualitative Disclosures about Market Risks           25

Item 4.
      Controls and Procedures                                               25

PART II

Item 2.
      Changes in Securities and Use of Proceeds                             26

Item 4.
              Submission of Matters to a Vote of Security Holders           26

Item 5.
      Other Information                                                     26

Item 6.
      Exhibits                                                              26

      Signatures                                                            27

                              CEL-SCI CORPORATION
                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS

                                  (unaudited)

 ASSETS
                                                      June 30      September 30,
                                                       2007            2006
                                                  ---------------  -------------
 CURRENT ASSETS
   Cash and cash equivalents                      $  19,452,936    $  8,080,365
   Interest and other receivables                        89,630          35,626
   Advances to employees                                  2,561               -
   Prepaid expenses                                      53,311         526,498
   Inventory used for R&D and manufacturing             321,467         390,644
   Deposits                                              14,828          14,828
                                                  ---------------  -------------
         Total current assets                        19,934,733       9,047,961

 RESEARCH AND OFFICE EQUIPMENT-
   Less accumulated depreciation of $1,830,396
    and $1,773,102                                      133,431          92,117

 PATENT COSTS- less accumulated amortization
  of  $962,727 and $896,407                             576,000         513,199
                                                  ---------------  -------------
                                TOTAL ASSETS      $  20,644,164    $  9,653,277
                                                  ===============  =============

 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

 CURRENT LIABILITIES:
   Accounts payable                               $     181,835    $     98,056
   Accrued expenses                                      96,802          74,894
   Due to employees                                           -          17,425
   Accrued interest on convertible debt                 113,578          74,473
   Derivative instruments - current portion             917,369       1,670,234
   Deposits held                                          3,000           3,000
                                                  ---------------  -------------
        Total current liabilities                     1,312,584       1,938,082

   Derivative instruments - noncurrent portion        6,310,207       8,645,796
                                                  ---------------  -------------
        Total liabilities                             7,622,791      10,583,878

  COMMITMENTS AND CONTINGENCIES                               -               -

 STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par value; authorized,
   100,000 shares; no shares issued and outstanding           -               -
  Common stock, $.01 par value; authorized, 200,000,000
   shares; issued and outstanding, 114,241,923 and
   82,697,428 shares at June 30, 2007 and September
   30, 2006, respectively                             1,142,419         826,974
  Additional paid-in capital                        128,208,583     105,180,834
  Accumulated deficit                              (116,329,629)   (106,938,409)
                                                  ---------------  -------------
           Total stockholders' equity (deficit)      13,021,373        (930,601)
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
    (DEFICIT)                                     $  20,644,164    $  9,653,277
                                                  ===============  =============

            See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS

                                  (unaudited)
                                                        Nine Months Ended
                                                             June 30,
                                                       2007            2006
                                                  --------------  --------------
REVENUE:
  Grant revenue                                   $    31,779     $   106,370
  Rent income                                          18,629               -
  Other income                                          1,556               -
                                                  --------------  --------------
            Total Revenue                              51,964         106,370
 EXPENSES:
  Research and development, excluding
   depreciation of $62,364 and $55,532
   included below                                   1,817,891       1,290,843
  Depreciation and amortization                       129,247         130,143
  General and administrative                        5,473,605       2,353,956
                                                  --------------  --------------

                    Total Expenses                  7,420,743       3,774,942
                                                  --------------  --------------

  LOSS FROM OPERATIONS                             (7,368,779)     (3,668,572)

 GAIN/LOSS ON DERIVATIVE INSTRUMENTS                 (818,580)         13,130

 INTEREST INCOME                                      362,777          33,203

 INTEREST EXPENSE                                  (1,566,638)              -
                                                  --------------  --------------

 NET LOSS BEFORE INCOME TAXES                      (9,391,220)     (3,622,239)

 INCOME TAX PROVISION                                       -               -
                                                  --------------  --------------

 NET LOSS                                         $(9,391,220)    $(3,622,239)
                                                  ==============  ==============

 NET LOSS PER COMMON SHARE (BASIC)                $     (0.10)    $     (0.05)
                                                  ==============  ==============

 NET LOSS PER COMMON SHARE (DILUTED)              $     (0.10)    $     (0.05)
                                                  ==============  ==============

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                              91,574,113      78,076,239
                                                  ==============  ==============



            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                        Three Months Ended
                                                              June 30,
                                                       2007             2006
                                                  -------------    -------------
 REVENUE:
  Grant revenue                                   $          -      $    39,708
  Rent income                                            5,734                -
  Other income                                             715                -
                                                  -------------    -------------
               Total Revenue                             6,449           39,708
 EXPENSES:
  Research and development, excluding
   depreciation of $21,086 and $18,511
   included below                                      632,868          429,097
  Depreciation and amortization                         45,089           42,718
  General and administrative                         3,104,755          873,350
                                                  -------------    -------------

               Total Expenses                        3,782,712        1,345,165
                                                  -------------    -------------

  LOSS FROM OPERATIONS                              (3,776,263)      (1,305,457)

 GAIN (LOSS) ON DERIVATIVE INSTRUMENTS              (1,090,471)           1,615

 INTEREST INCOME                                       190,112            9,801

 INTEREST EXPENSE                                     (878,354)               -
                                                  -------------    -------------

 NET LOSS BEFORE INCOME TAXES                       (5,554,976)      (1,294,041)

 INCOME TAX PROVISION                                        -                -
                                                  -------------    -------------

 NET LOSS                                         $ (5,554,976)      (1,294,041)
                                                  =============    =============

 NET LOSS PER COMMON SHARE (BASIC)                $      (0.05)    $      (0.02)
                                                  =============    =============

 NET LOSS PER COMMON SHARE (DILUTED)              $      (0.05)    $      (0.02)
                                                  =============    =============

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING                             $108,526,680     $ 80,874,687
                                                  =============    =============




  See notes to condensed consolidated financial statements

                              CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)

                                                         Nine Months Ended
                                                              June 30,
                                                       2007             2006
                                                   -----------       ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                         $ (9,391,220)     $ (3,622,239)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation and amortization                       129,247           130,143
  Penalty shares issued to nonemployees               156,350                 -
  Issuance of common stock and stock options
   for services                                     2,465,039           605,951
  Common stock contributed to 401(k) plan              66,779            64,663
  Employee option cost                                 93,948           142,690
  Impairment loss on retired equipment                      -               645
  Loss (gain) on derivative instruments               818,580           (13,130)
  Amortization of discount on convertible debt      1,107,251                 -
  Increase  in receivables                            (46,907)           (9,255)
  Decrease (increase)  in prepaid expenses            473,187          (263,998)
  Decrease (increase) in inventory for R&D
   and manufacturing                                   69,177            (3,406)
  Increase in deferred financing costs                      -            (5,000)
  Increase in accounts payable                         17,846            28,580
  Increase in accrued expenses                         21,908             3,388
  (Decrease) increase in amount due to employees      (19,986)           38,002
  Increase in accrued interest on convertible debt     39,105                 -
                                                  ------------      ------------
NET CASH USED IN OPERATING ACTIVITIES              (3,999,696)       (2,902,966)
                                                  ------------      ------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of equipment                               (60,105)           (1,885)
  Patent costs                                       (107,324)          (70,470)
                                                  ------------      ------------
NET CASH USED IN INVESTING ACTIVITIES                (167,429)          (72,355)
                                                  ------------      ------------
CASH FLOWS PROVIDED BY (USED IN)  FINANCING
ACTIVITIES:

  Drawdown on equity line                                   -           677,727
  Private placement proceeds                       15,032,500         1,000,000
  Proceeds from exercise of stock options             924,866           700,923
  Repayment of convertible notes                     (407,500)                -
  Financing costs                                     (10,170)                -
                                                  ------------      ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES          15,539,696         2,378,650
                                                  ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                        11,372,571          (596,671)

CASH AND CASH EQUIVALENTS:
  Beginning of period                               8,080,365         1,957,614
                                                  ------------      ------------
 End of period                                    $19,452,936       $ 1,360,943
                                                  ============      ============

                                                                     (continued)

            See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)
                                  (continued)

                                                         Nine Months Ended
                                                              June 30,
                                                       2007             2006
                                                   -----------      -----------
SUPPLEMENTAL INFORMATION ON NONCASH TRANSACTIONS:

Patent costs included in accounts payable:
Increase in accounts payable                      $   (21,797)      $    (9,149)
Increase in patent costs                               21,797             9,149
                                                  ------------      ------------
                                                  $         -       $         -
                                                  ============      ============
Equipment costs included in accounts payable:
Increase in accounts payable                      $   (44,136)      $         -
Increase in research and office equipment              44,136                 -
                                                  ------------      ------------
                                                  $         -       $         -
                                                  ============      ============
Reclassification of derivative instruments:
Decrease in derivative instruments                $         -       $   797,835
Increase in additional paid-in capital                      -          (797,835)
                                                  ------------      ------------
                                                  $         -       $         -
                                                  ============      ============
Cost of new warrants and repricing of old
warrants:
on private placement:
Increase in additional paid-in capital            $         -       $ 1,192,949
Decrease in additional paid-in capital                      -        (1,192,949)
                                                  ------------      ------------
                                                  $         -       $         -
                                                  ============      ============
Repayment of convertible debt in common stock:
Decrease in convertible debt                      $   207,500       $         -
Increase in accounts receivable                        25,655                 -
Increase in common stock                               (3,431)                -
Increase in additional paid-in capital               (229,724)                -
                                                  ------------      ------------
                                                  $         -       $         -
                                                  ============      ============
Conversion of convertible debt to common stock:
Decrease in convertible debt                      $ 4,399,285       $         -
Decrease in accounts receivable                       (18,558)                -
Increase in common stock                              (57,448)                -
Increase in additional paid-in capital             (4,323,279)                -
                                                  ------------      ------------
                                                  $         -       $         -
                                                  ============      ============
Cashless exercise of warrants:
Decrease in additional paid-in capital            $         -       $     8,822
Increase in common stock                                    -            (8,822)
                                                  ------------      ------------
                                                  $         -       $         -
                                                  ============      ============

NOTE:
Interest expense paid during the nine months ended June 30, 2007 and 2006 totaled $420,287 and $-0-, respectively.

See notes to condensed consolidated financial statements. concluded

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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of June 30, 2007 and the results of operations for the nine and three-month periods then ended. The condensed consolidated balance sheet as of September 30, 2006 is derived from the September 30, 2006 audited consolidated financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the nine and three-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the entire year.

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

      Research and Office Equipment - Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Repairs and maintenance are expensed when incurred. Depreciation expense for the nine-month period ended June 30, 2007 and

      2006 were $62,927 and $67,397. Depreciation expense for the three-month period ended June 30, 2007 and 2006 were $21,134 and $22,472 respectively.

      Patents - Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years). In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the nine-month periods ended June 30, 2007 and 2006, the Company recorded no patent impairment charges. For the nine months ended June 30, 2007 and 2006, amortization of patent costs totaled $66,320 and $62,746. For the three-month periods ended June 30, 2007 and 2006, amortization of patent costs totaled $23,955 and $20,246 respectively.

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

      Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Accounting for derivatives is based upon valuations of derivative instruments determined using various valuation techniques including the Black-Scholes and binomial pricing methodologies. The Company considers such valuations to be significant estimates.

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

      Stock-Based Compensation - In October 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). This statement encouraged but did not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company had elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees and related Interpretations". In December 2004 the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires companies to recognize expense associated with share based compensation arrangements, including employee stock options, using a fair value-based option pricing model. SFAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employees. Using the modified prospective transition method of adoption, the Company reflects compensation expense in the financial statements beginning October 1, 2005. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS No. 123R. As such, compensation expense has been recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005 as well as for the portion of awards previously granted that vested during the period ended June 30, 2007. For the nine months ended June 30, 2007 and 2006, the Company recorded $93,948 and $142,690, respectively in general and administrative expense for the cost of employee options. The Company's options vest over a three-year period from the date of grant. After one year, the stock is one-third vested, with an additional one-third vesting after two years and the final one-third vesting at the end of the three-year period. There were no options granted during the nine-month or three-month periods ended June 30, 2007 and 2006. Options are granted with an exercise price equal to the closing bid price of the Company's stock on the day before the grant. The Company determines the fair value of the employee compensation using the Black Scholes method of valuation. This method requires several assumptions, including the following assumptions for the options vesting during the nine months ended June 30, 2007.
                                    June 30, 2007
                                    -------------

      Volatility                            78%
      Dividend yield                         0%
      Risk-free interest rate             5.08%
      Expected average life              1 year
      Exercise price per option           $0.62

      During the nine months ended June 30, 2007, 850,000 options from the non-qualified plan vested, with a weighted average exercise price of $0.68. During the nine months ended June 30, 2007, 33,333 options from the incentive stock option plan vested at a weighted average exercise price of $1.13.

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

      During the nine months ended June 30, 2007, 646,997 options were exercised. During the three months ended June 30, 2007, 154,998 options were exercised. All options exercised were from the non-qualified plans. The total intrinsic value of options exercised during the nine months ended June 30, 2007 and 2006 was $294,081 and $60,955, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $83,521 and $40,048, respectively.

      Options to non-employees are accounted for in accordance with FASB's Emerging Issues Task Force (EITF) Issue 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model. The Black-Scholes model requires management to make assumptions regarding the fair value of the options at the date of grant and the expected life of the options. There were 475,000 options granted to non-employees during the nine months ended June 30, 2007, with a value of $33,640 charged to general and administrative expense. In addition, 2,966,300 shares of common stock were issued with a value of $2,153,399. For the nine months ended June 30, 2006, common stock and options with a value of $2,465,039 were issued for services.

B.    NEW ACCOUNTING PRONOUNCEMENTS
      -----------------------------

      In July 2006, the FASB issued interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation will not have an effect on the financial statements.

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

C.    STOCKHOLDERS' EQUITY (DEFICIT)
      ------------------------------

      During the nine months ended June 30, 2007, the Company issued stock to two nonemployees in accordance with their respective agreements with a fair value of $156,350. This expense was recorded in general and administrative expense. During the nine months ended June 30, 2006, the Company issued stock or stock options for services to a nonemployee with a fair value of $605,951. The fair value of the options issued during the nine months ended June 30, 2006 was determined using the Black Scholes method with the following assumptions:

                                  June 30, 2006
                                  -------------

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

D.    SERIES K CONVERTIBLE DEBT
      -------------------------

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

      The Series K Notes were convertible into 10,480,000 shares of the Company's common stock at the option of the holder at any time prior to maturity at a conversion price of $0.75 per share, subject to adjustment for certain events. The Series K Warrants are exercisable over a five-year period from February 4, 2007 through February 4, 2012 at $0.75 per share.

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

      The Company is accounting for the Series K Warrants as derivative liabilities in accordance with SFAS No. 133. A debt discount of $1,734,472 is being amortized to interest expense using the effective interest method over the expected term of the Series K Notes. During the nine-month period ended June 30, 2007, the Company recorded interest expense of $764,776 in amortization of the debt discount. As of June 30, 2007, the fair value of the Series K notes is $3,759,957 and the fair value of the investor and placement agent warrants is $3,467,619. The Company recorded a loss on derivative instruments of $818,580 during the nine months ended June 30, 2007. For the three months ended June 30, 2007, the Company recorded a loss on derivative instruments of $1,090,471.

      During the nine months ended June 30, 2007, $4,399,285 in Series K notes were converted into 5,744,764 shares of common stock. In addition, principal payments of $407,500 in cash and $207,500 in stock were made to the holders of the Series K notes. As of June 30, 2007, $3,285,716 of the Series K Notes remained.

E.    OPERATIONS AND FINANCING
      ------------------------

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

F.    COMMITMENTS AND CONTINGENCIES
      -----------------------------

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

G.    FDA GO-AHEAD FOR PHASE III TRIAL
      --------------------------------

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

      On June 6, 2007 the Company signed a 20 year lease with a single-purpose affiliate of BioRealty, Inc. ("BRI") for a Multikine manufacturing facility to be built to the Company's specifications. With the signing of the operating lease the Company paid $3,150,000 as a tenant improvement contribution which will be repaid to the Company with interest between years 6 and 20 of the lease. On August 8, 2007 BRI acquired the specific building in Baltimore, MD for which the lease was signed. This building will now be built out as the Company's Multikine manufacturing facility for Phase III clinical trials and eventual sales of Multikine. Lease payments will start for the ensuing 20 years when the facility is completed and turned over to CEL-SCI.

      Regulatory authorities prefer to see biologics such as Multikine produced in the same manufacturing facility for Phase III clinical trials and the sale of the product because this arrangement helps to ensure that the drug lots used to conduct the clinical trials will be consistent with those that will be marketed subsequent to approval. Although some biotechnology companies outsource their manufacturing, this can be risky with biologics because biologics require intense manufacturing and process control. With biologic products a minor change in manufacturing and process control can result in a major change in the final product. Good and consistent manufacturing and process control is critical and is best assured if the product is manufactured and controlled in the manufacturer's own facility by its own specially trained personnel.

H.    NEW FINANCING
      -------------

      On April 18, 2007, the Company announced a $15 million financing. Shares were sold at $0.75, a premium over the closing price of the last two weeks. The financing was accompanied by 10 million warrants with an exercise price of $0.75 and 10 million warrants with an exercise price of $2.00. The shares were registered in May 2007. The funds will allow the Company to move forward as planned to start the Phase III clinical trial in first line advanced primary head and neck cancer.

      The financing resulted in the issuance of 19,999,998 shares to the investors. The warrants issued with the financing qualified for equity treatment. The Series L warrants were recorded as a debit and a credit to additional paid-in capital at a value of $5,164,355 and the Series M warrants were recorded as a debit and a credit to additional paid-in capital at a fair value of $434,300.

      As a result of the financing, and in accordance with the original Series K agreement, the Series K conversion price of the shares were repriced to $0.75 from the original $0.86 and the warrants were repriced to $0.75 from the original $0.95. The Series K convertible debt and warrants were revalued with the new conversion price and were adjusted to their new fair value at June 30, 2007.

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

During the nine-month period ended June 30, 2007 and 2006, the Company provided cash totaling $11,372,571 and ($596,671), respectively. Cash used in operating activities totaled $3,999,696 and $2,902,966 for each of the nine-month periods. Cash provided by financing activities totaled $15,539,696 and $2,378,650, respectively. For the nine months ended June 30, 2007, the cash provided by financing activities was from the April 2007 financing and the exercise of stock options. Cash used in financing activities was for repayment of convertible notes ($407,500) and financing costs ($10,170). For the nine months ended June 30, 2006, cash provided by financing activities was from: 1) the exercise of employee stock options ($700,923), 2) drawdowns on the equity line of credit ($677,727) and 3) a private financing totaling $1,000,000. Cash used in investing activities was $167,429 and $72,355 for the nine months ended June 30, 2007 and 2006. This consisted of purchases of equipment and legal costs incurred in patent applications.

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

During the nine-month period ended June 30, 2006, the Company made drawdowns on a previous equity line of credit totaling $677,727, selling 1,419,446 shares of common stock. This equity line of credit expired on December 29, 2005.

On February 9, 2006, CEL-SCI sold 2,500,000 shares of its common stock and 750,000 warrants to one investor for $1,000,000. Each warrant entitles the holder to purchase one share of CEL-SCI's common stock at a price of $0.56 per share at any time prior to February 9, 2011. The warrants were valued at $238,986. In addition, 441,176 warrants previously issued to the investor were repriced and extended for one year. The revaluing of the warrants was valued at $76,122. In addition, on May 18, 2006, 800,000 unregistered warrants were issued to the same investor at a strike price of $0.82. These warrants were valued using the Black Scholes method at $416,921 and expire 5 years from the date of issuance.

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

The Company is accounting for the Series K Warrants as derivative liabilities in accordance with SFAS No. 133. A debt discount of $1,734,472 is being amortized to interest expense using the effective interest method over the expected term of the Series K Notes. During the nine-month period ended June 30, 2007, the Company recorded interest expense of $1,107,251 in amortization of the debt discount. As of June 30, 2007, the fair value of the Series K notes is $3759,957 and the fair value of the investor and placement agent warrants is $3,467,619. The Company recorded a loss on derivative instruments of $818,580 during the nine months ended June 30, 2007. For the three months ended June 30, 2007, the Company recorded a loss on derivative instruments of $1,090,471.

During the nine months ended June 30, 2007, $4,399,285 in Series K notes were converted into 5,744,764 shares of common stock. In addition, principal payments of $407,500 in cash and $207,500 in stock were made to the holders of the Series K notes.

On April 18, 2007, the Company announced a $15 million financing. Shares were sold at $0.75, a premium over the closing price of the last two weeks. The financing is accompanied by 10 million warrants with an exercise price of $0.75 and 10 million warrants with an exercise price of $2.00. The shares were registered in May 2007. The funds will allow the Company to move forward as planned to start the Phase III clinical trial in first line advanced primary head and neck cancer.

As a result of the financing, and in accordance with the original Series K agreement, the Series K conversion price of the shares were repriced to $0.75 from the original $0.86 and the warrants were repriced to $0.75 from the original $0.95.

The financing resulted in the issuance of 19,999,998 shares to the investors. The financing did not qualify as a derivative equity, so there is no fair value accounting required for the stock issuance. The Series L warrants were recorded as a debit and a credit to additional paid-in capital at a value of $5,164,355 and the Series M warrants were recorded as a debit and a credit to additional paid-in capital at a value of $434,300.

Results of Operations and Financial Condition

"Grant revenues and other" decreased by $74,591 during the nine months ended June 30, 2007, compared to the same period of the previous year, due to the winding down of the work funded by the grants. During the three-month period ended June 30, 2007, grant revenues and other decreased by $39,708 from the three months ended June 30, 2006. The grant ended on March 31, 2007.

During the nine-month period ended June 30, 2007, research and development expenses increased by $527,048 compared to the nine-month period ended June 30, 2006. This increase was due to work on two new CEL-1000 projects and the use of lab supplies in the preparation for the beginning of the Phase III trials on Multikine. During the three-month period ended June 30, 2007, research and development expenses increased by $203,771 because of the beginning of work on the Phase III trials on Multikine.

During the nine-month period ended June 30, 2007, general and administrative expenses increased by $3,119,649 compared to the nine-month period ended June 30, 2006. This change was primarily due to: 1) Increased public relations, presentations and strategic consulting agreements by $3,048,006; 2) additional accounting fees for the valuation of the Series K Notes and Warrants (approximately $112,201), 3) issuance of shares of common stock in accordance with an agreement with two consultants ($158,701) and, 4) increased traveling by Company employees ($37,218). This was partially offset by a reduction in other accounting costs incurred in 2006 for the restatement of the Company's financial statements (approximately $300,457). During the three-month period ended June 30, 2007, general and administrative expenses increased by $2,231,405 compared to the three-month period ended June 30, 2006.

Interest income during the nine months ended June 30, 2007 increased by $329,574 compared to the nine-month period ended June 30, 2006. The increase was due to interest earned on the funds received from the Series K convertible notes and the April 2007 financing. During the three months ended June 30, 2007, interest income increased by $180,311.

The loss on derivative instruments of $818,580 for the nine months ended June 30, 2007, was the result of the change in fair value of the Series K Notes and Series K Warrants during the period. For the three months ended June 30, 2007, there was a loss on derivative instruments of $1,090,471, again caused by the change in fair value of the Series K Notes and Series K Warrants during the period.

The interest expense of $1,566,638 for the nine months ended June 30, 2007 was composed of two elements: 1) amortization of the Series K discount ($1,107,251) and 2) interest paid and accrued on the Series K warrants ($459,387).

Research and Development Expenses

During the nine-month and three-month periods ended June 30, 2007 and 2006, the Company's research and development efforts involved Multikine and L.E.A.P.S.(TM). The table below shows the research and development expenses associated with each project during the nine and three-month periods.

                       Nine Months Ended June 30,  Three Months Ended June 30,
                       --------------------------  ---------------------------
                         2007              2006        2007             2006
                         ----              ----        ----             ----

MULTIKINE             $1,583,032       $1,120,673    $490,896          $367,741
L.E.A.P.S                234,859          170,170      81,972            61,356
                     ------------      -----------  ----------       -----------

   TOTAL              $1,817,891       $1,290,843    $572,868          $429,097
                     ============      ===========  ==========       ===========

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

As of June 30, 2007, the Company was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. The Company does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology. Consequently, the Company cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects. In April 2006, the Company filed a provisional U.S. patent application covering CEL-1000 for the prevention/treatment of bird flu and/or as an adjuvant to be included in a bird flu vaccine.

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

On June 6, 2007 the Company signed a 20 year lease with a single-purpose affiliate of BioRealty, Inc. ("BRI") for a Multikine manufacturing facility to be built to the Company's specifications. With the signing of the operating lease the Company paid $3,150,000 as a tenant improvement contribution which will be repaid to the Company with interest between years 6 and 20 of the lease. On August 7, 2007 BRI acquired the specific building in Baltimore, MD for which the lease was signed. This building will now be built out as the Company's Multikine manufacturing facility for Phase III clinical trials and eventual sales of Multikine. Lease payments will start for the ensuing 20 years when the facility is completed and turned over to CEL-SCI.

Regulatory authorities prefer to see biologics such as Multikine produced in the same manufacturing facility for Phase III clinical trials and the sale of the product because this arrangement helps to ensure that the drug lots used to conduct the clinical trials will be consistent with those that will be marketed subsequent to approval. Although some biotech companies outsource their manufacturing, this can be risky with biologics because they require intense manufacturing and process control. With biologic products a minor change in manufacturing and process control can result in a major change in the final product. Good and consistent manufacturing and process control is critical and is best assured if the product is manufactured and controlled in the manufacturer's own facility by their own specially trained personnel. Since all of the Company's projects are under development, the Company cannot predict when it will be able to generate any revenue from the sale of any of its products.

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

Stock Options and Warrants - In October 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS No. 123). This statement encourages but does not require companies to account for employee stock compensation awards based on their estimated fair value at the grant date with the resulting cost charged to operations. The Company had elected to continue to account for its employee stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. Options to non-employees are accounted for in accordance with FASB's Emerging Issues Task Force (EITF) Issue 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model. The Black-Scholes model requires management to make assumptions regarding the fair value of the options at the date of grant and the expected life of the options. The Company determines the fair value of the employee compensation using the Black Scholes method of valuation. Using the modified prospective transition method of adoption, the Company reflects compensation expense in the financial statements beginning October 1, 2005. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS No. 123R. As such, compensation expense will be recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005 as well as for the portion of awards previously granted that vested during the period ended June 30, 2007. For the nine months ended June 30, 2007 and 2006, the Company recorded $93,948 and $142,690 in general and administrative expense for the cost of employee options. The Company determines the fair value of the employee compensation using the Black Scholes method of valuation.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As of June 30, 2007, the Company had outstanding Series K Notes and Series K Warrants which were classified as derivative financial instruments. Interest on the Series K Notes is tied to the 6-month LIBOR. Should the 6-month LIBOR increase, interest payments on the Series K debt may increase as well. The interest rate risk on investments is considered immaterial due to the fact that all investments have maturities of three months or less.

Item 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Geert Kersten, CEL-SCI's Chief Executive and Financial Officer, has evaluated the effectiveness of CEL-SCI's disclosure controls and procedures as of June 30, 2007, and in his opinion CEL-SCI's disclosure controls and procedures are effective and ensure that material information relating to CEL-SCI, including CEL-SCI's consolidated subsidiary, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure.

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

                                     PART II


Item 2. Changes in Securities and Use of Proceeds
        -----------------------------------------

        During the nine months ended June 30, 2007, the Company issued 172,500 shares of its common stock to two investors in accordance with the terms of their agreements with the Company. The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 for the issuance of these shares.

Item 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        See Item 4 of the Company's report on Form 10-K for the year ended September 30, 2006.

Item 5. Other Information
        -----------------

        None

Item 6. (a) Exhibits
        ------------

       Number           Exhibit
       ------           -------

       31               Rule 13a-14(a) Certifications

       32               Section 1350 Certifications

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CEL-SCI CORPORATION


Date: August 13, 2007                   /s/ Geert Kersten
                                        ----------------------------------------
                                        Geert Kersten, Chief Executive Officer*











* Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.