Form 10-K
period 2007-09-30
CEL SCI CORP
filed 2008-01-11
CIK 725363

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2007.

                                             OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission file number 1-11889
                               CEL-SCI CORPORATION
             (Exact name of registrant as specified in its charter)

    COLORADO                                                    84-0916344
-----------------------------------                     -----------------------
(State or other jurisdiction of                             (I.R.S.Employer
incorporation or organization)                           Identification No.)

                      8229 Boone Blvd., Suite 802
                           Vienna, Virginia                        22182
                    -----------------------------               ------------
               (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code: (703) 506-9460 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                                (Title of Class)

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

  Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-25 of the Exchange Act): [ ] Yes [X] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on March 31, 2007, as quoted on the American Stock Exchange, was approximately $60,900,000.

As of November 30, 2007, the Registrant had 115,729,129 issued and outstanding shares of common stock.

Documents Incorporated by Reference:   None

                                     PART I

ITEM 1.  BUSINESS

     CEL-SCI Corporation (CEL-SCI) was formed as a Colorado corporation in 1983. CEL-SCI's principal office is located at 8229 Boone Boulevard, Suite 802, Vienna, VA 22182. CEL-SCI's telephone number is 703-506-9460 and its web site is www.cel-sci.com. CEL-SCI makes its electronic filings with the Securities and Exchange Commission (SEC), including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available on its website free of charge as soon as practicable after they are filed or furnished to the SEC.

OVERVIEW

     CEL-SCI's lead product, Multikine(R), is being developed for the treatment of cancer. It is the first of a new class of cancer immunotherapy drugs called Immune SIMULATORs. It simulates the activities of a healthy person's immune system, which battles cancer every day. Multikine is multi-targeted; it is the only cancer immunotherapy that both kills cancer cells in a targeted fashion and activates the general immune system to destroy the cancer. We believe Multikine is the first immunotherapeutic agent being developed as a first-line standard of care treatment for cancer and it is cleared for a global Phase III clinical trial in advanced primary (previously untreated) head and neck cancer patients.

     Multikine is a new type of immunotherapy in that it is a comprehensive immunotherapy, incorporating both active and passive immune activity. A comprehensive immunotherapy most closely resembles the workings of the natural immune system in the sense that it works on multiple fronts in the battle against cancer. A comprehensive immunotherapy causes a direct and targeted killing of the tumor cells and activates the immune system to produce a more robust and sustainable anti-tumor response. Multikine is designed to target the tumor micro-metastases that are mostly responsible for treatment failure. The basic concept is to add Multikine to the current cancer treatments with the goal of making the overall cancer treatment more successful. Phase II data indicated that Multikine treatment resulted in a substantial increase in the survival of patients. The lead indication is advanced primary (previously untreated) head & neck cancer (about 600,000 new cases per annum). Since Multikine is not tumor specific, it may also be applicable in many other solid tumors.

     Multikine is the first immunotherapeutic agent being developed as a first-line treatment for cancer. It is administered prior to any other cancer therapy because that is the period when the anti-tumor immune response can still be fully activated. Once the patient has had surgery or has received radiation and/or chemotherapy, the immune system is severely weakened and is less able to mount an effective anti-tumor immune response. To date, other immunotherapies have been administered later in cancer therapy (i.e., after radiation, chemotherapy, surgery).

     In January 2007, the US Food and Drug Administration (FDA) concurred with the initiation of a global Phase III clinical trial in head and neck cancer patients using Multikine. The Canadian regulatory agency, the Biologics and Genetic Therapies Directorate, had previously concurred with the initiation of a global Phase III clinical trial in head and neck cancer patients using Multikine.

     The protocol is designed to develop conclusive evidence of the efficacy of Multikine in the treatment of advanced primary (previously untreated) squamous cell carcinoma of the oral cavity (head and neck cancer). A successful outcome from this trial should enable CEL-SCI to apply for a Biologics License to market Multikine for the treatment of this patient population.

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

  (viii) In a Phase II study, using the same drug regimen as will be used in the Phase III study, the addition of Multikine as first-line treatment prior to the standard of care treatment resulted in a 33% improvement in the median overall survival at 3 1/2 years post-surgery, when compared to the results of 55 OSCC clinical trials published in the scientific literature between 1987 and 2007.

     CEL-SCI also owns a pre-clinical technology called L.E.A.P.S.TM (Ligand Epitope Antigen Presentation System). The lead product derived from this technology is the CEL-1000 peptide which has shown protection in animals against herpes, malaria, viral encephalitis and cancer.

MULTIKINE

     Multikine is the first of a new class of cancer immunotherapy drugs called Immune SIMULATORs. It simulates the activities of a healthy person's immune system, which battles cancer every day. Multikine is multi-targeted; it is the only cancer immunotherapy that both kills cancer cells in a targeted fashion and activates the general immune system to destroy the cancer.

     Multikine is a new type of immunotherapy in that it is a comprehensive immunotherapy, incorporating both active and passive immune activity. A comprehensive immunotherapy most closely resembles the workings of the natural immune system in the sense that it works on multiple fronts in the battle against cancer. A comprehensive immunotherapy causes a direct and targeted killing of the tumor cells and activates the immune system to produce a more robust and sustainable anti-tumor response.

     Multikine works in a comprehensive way to marshal an effective killing of the tumor:

     1.   Multikine attacks multiple antigens on the cancer cells.

     2.   Multikine directly kills cancer cells:

          o The various cytokines present in Multikine, such as TNF, IL-1, along with other cytokines, are responsible for this activity.

     3. Multikine signals the immune system to mount an effective and sustainable anti-tumor immune response:

          o Multikine changes the type of cells that infiltrate and attack the tumor from the `usual' CD-8 cells to CD-4 cells. These CD-4 cells bring about a more robust anti-tumor response.

               - This is extremely important because the tumor is able to shut down the infiltrating CD-8 cells, but is unable to shut down the CD-4 cell attack. In addition, CD-4 cells help break "tumor tolerance," thereby allowing the immune system to recognize, attack, and destroy the tumor. The normal immune system is `blind' to tumor cells because the tumor cells are derived from the body's own cells, and thus the body `thinks' of the tumor as `self', a phenomenon also known as `tumor tolerance'.

     4. Multikine renders the remaining cancer cells potentially much more susceptible to radiation and chemotherapy treatment, thereby making these treatments much more effective.

     Multikine is currently being developed as first-line therapy for advanced primary head and neck cancer. This is a deadly cancer in which there is a clear unmet medical need. The recurrence rate is high and about one out of every two patients die within three years. Currently used therapies (surgery followed by radiation, chemotherapy or radio-chemotherapy) fail to completely arrest the disease because they are unable to completely remove or kill all of the cancer cells. The persistence of these residual cells is responsible for the cancer's recurrence or metastasis. Multikine is injected five times a week for three weeks around the tumor (peri-tumorally) as well as in the vicinity of the local lymph nodes (peri-lymphatically) prior to the patient's tumor being removed surgically and the patient receiving any other therapy because these are the areas in which the cancer will recur and from which metastases will develop. Multikine unleashes and then harnesses and enhances the immune system's ability to target and kill those tumor cells before they can cause recurrence or metastasize. It is expected that multiple indications will be pursued over time since it is the same principle for different cancers.

Summary of Key Multikine

     Responses: The following efficacy was seen in the last Phase II study conducted with Multikine. This study used the same treatment protocol as will be used in the Phase III study:

     - 33% improvement in median overall survival: In the last Phase II study a 33% improvement in median overall survival at a median of 3.5 years post surgery was seen in patients with locally advanced disease treated with Multikine as first-line therapy (absolute survival rate 63%) over the 3.5 year median overall survival rates of the same cancer patient population determined from a review of 55 clinical trials reported in the scientific literature that were conducted between 1987 and 2007. CEL-SCI's Phase III clinical trial will need to demonstrate a 10% improvement in overall survival for Multikine to be successful.

     - Average of 50% reduction in tumor cells: The 3 week Multikine treatment regimen used in the last Phase II study killed, on average, about half of the cancer cells before the start of standard therapy like surgery, radiation and chemotherapy (as determined by histopathology).

     - 12% complete response: In 12 % of patients the tumor was completely eliminated after only a 3 week treatment with Multikine (as determined by histopathology).

     - 8% increase in the Local Regional Control (LRC): At 24 months follow-up after surgical resection of the tumor, patients treated with Multikine had an 8% better LRC rate than the 2 year median LRC rate reported in the scientific literature for the same cancer patient population in 55 clinical trials conducted between 1987 and 2007. Local Regional control means the avoidance of tumor recurrence above the clavicle.

History of Multikine

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

     The objective of CEL-SCI scientists is to use Multikine as an adjunct (additive) therapy to the existing treatment of previously untreated head & neck cancer patients with the goal of killing cancer cells and activating the general immune system to destroy the cancer. However, pursuant to FDA regulations, CEL-SCI was required to test the drug first for safety in locally recurrent, locally metastatic head and neck cancer patients who had failed other cancer therapies. This dose escalation study was started in 1995 at several centers in Canada and the US where 16 patients were enrolled at 4 different dosage levels. The study ended in 1998 and showed Multikine to be safe and well tolerated at all dose levels.

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

     The data demonstrate that treatment with Multikine rendered a high proportion of the tumor cell population highly susceptible to radiation therapy. This finding represents a major advance in the treatment of cancer since, under current standard therapy, only about 5%-10% of the cancer cells are thought to be susceptible to radiation therapy at any one point in time.

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

     The results of the Israeli trial have been published in Archives of Otolaryngology - Head & Neck Surgery, August 2003, Vol.129. This paper on 12 patients treated by Dr. Feinmesser shows positive safety, tumor response and clinical outcome data.

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

     We believe the change in the immune response from CD8 to CD4 cells is very important for the cancer patient because the cancer cells seem to have learned to shut down the CD8 anti-tumor immune response. This "shut-down" of the CD8 cells was evident in the tumors of the control (non-Multikine treated) group. The control group had predominately CD8 cell infiltrate which was inactive against the tumor. The Multikine treated group, on the other hand, had a predominately CD4 cell infiltrate. The tumor was unable, or less able, to shut down the Multikine induced CD4 cell immune response and, as a result thereof, the cancer patients treated with Multikine were shown to have a much higher rate of tumor cell killing.

     In May 2006, CEL-SCI presented long-term survival data from its last Phase II clinical trial in patients with head and neck cancer (oral squamous cell carcinoma -- OSCC) treated with its anti-cancer drug Multikine. The addition of Multikine as first-line treatment prior to the standard of care treatment resulted in a 33% improvement in the median overall survival at 3 1/2 years post-surgery, when compared to the results of 55 OSCC clinical trials published in the scientific literature between 1987 and 2007. The data were presented at the "Vaccine Discovery and Commercialization" conference in Philadelphia, PA.

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

     The median overall survival (calculated by including death from any cause of patients in the trial, even deaths not related to the disease) of the 19 evaluable patients in the follow-up portion of this clinical trial was 63% at a median follow-up of 40 months post-surgery. The results of the published scientific literature (55 OSCC clinical trials published between 1987 and 2007) document that survival at 3 1/2 years is approximately 47% following standard of care treatment. The addition of Multikine to the standard of care treatment resulted in a 33% increase in overall survival over the results published in the literature.

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

     The data from CEL-SCI's Multikine Phase II clinical trial are thought to be directly applicable to CEL-SCI's planned global Phase III clinical trial, as the Multikine treatment regimen planned in the Phase III trial is identical to that of the Multikine treatment in the Phase II Clinical trial.

     In January 2007, CEL-SCI received a no objection letter from the FDA indicating that it could proceed with the Phase III protocol with Multikine in head & neck cancer patients. The protocol for the Phase III clinical trial was designed to develop conclusive evidence of the safety and efficacy of Multikine in the treatment of advanced primary squamous cell carcinoma of the oral cavity. CEL-SCI had previously received a "no objection" letter from the Canadian Biologics and Genetic Therapies Directorate which enabled CEL-SCI to begin its Phase III clinical trial in Canada.

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

     In May 2005, CEL-SCI was issued a new U.S. patent covering Multikine. The patent, No. 6,896,879, relates to a new method for pre-sensitizing cancer with Multikine prior to therapeutic treatment such as chemotherapy, radiation therapy or immunotherapy.

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

     In November 2000, CEL-SCI entered into a development, supply and distribution agreement with Orient Europharma of Taiwan. The agreement gives Orient Europharma the exclusive marketing rights to Multikine for all cancer indications in Taiwan, Singapore, Hong Kong and Malaysia. The agreement provides for Orient Europharma to fund the clinical trials needed to obtain marketing approvals in the four countries for head and neck cancer, naso-pharyngeal cancer and potentially cervical cancer, which are very prevalent in Far East Asia. CEL-SCI may use the clinical data generated in these trials to support applications for marketing approvals for Multikine in other parts of the world.

     Under  the  agreement,   CEL-SCI  will  manufacture  Multikine  and  Orient
Europharma will purchase the product from CEL-SCI for distribution in the territory. Both parties will share in the revenue from the sale of Multikine. As of September 30, 2007, Orient Europharma had not started any clinical trials and CEL-SCI agreed in December 2007 with Orient Europharma, that Orient EuroPharma will participate in the global Phase III clinical trial by enrolling and paying for a substantial number of patients in its territory. Orient EuroPharma will also purchase Multikine from CEL-SCI for these patients at a rate established in the November 2000 agreement.

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

     Proof of efficacy for anti-cancer drugs is a lengthy and complex process. At this stage of clinical investigation, it remains to be proven that Multikine will be effective against any form of cancer. Even if some form of Multikine is found to be effective in the treatment of cancer, commercial use of Multikine may be several years away due to extensive safety and effectiveness tests that would be necessary before required government approvals are obtained. It should be noted that other companies and research teams are actively involved in developing treatments and/or cures for cancer, and accordingly, there can be no assurance that CEL-SCI's research efforts, even if successful from a medical standpoint, can be completed before those of its competitors.

T-CELL MODULATION PROCESS

     CEL-SCI's patented T-cell Modulation Process uses "heteroconjugates" to direct the body to choose a specific immune response. The heteroconjugate technology, referred to as L.E.A.P.S. (Ligand Epitope Antigen Presentation System), is intended to selectively stimulate the human immune system to more effectively fight bacterial, viral and parasitic infections as well as autoimmune, allergies, transplantation rejection and cancer, when it cannot do so on its own. Administered like vaccines, L.E.A.P.S. combines T-cell binding ligands with small, disease associated, peptide antigens and may provide a new method to treat and prevent certain diseases.

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

     The viral encephalitis grant ended on March 31, 2007 leaving no funds remaining as of September 30, 2007. The other three grants were closed out during fiscal year 2005. As of September 30, 2007, CEL-SCI had received approximately $719,800 from these grants.

     In May 2005, CEL-SCI scientists, in collaboration with scientists from the laboratory of Dr. Noel Rose at The Johns Hopkins University Department of Pathology, presented animal data showing that pretreatment and early therapy of Experimental Autoimmune Myocarditis with a compound developed by CEL-SCI resulted in significant reduction in heart enlargement and disease associated histopathological changes. The compound used to achieve these results was derived from CEL-SCI's patented L.E.AP.S. technology.

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

     During the last year CEL-SCI evaluated the use of CEL-1000 as a vaccine adjuvant with both hepatitis B Virus antigen and an antigen from Bird Influenza. These findings were reported at two scientific conferences in April and May 2007.

     As of November 30, 2007 CEL-SCI was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. CEL-SCI intends to continue to prepare and submit scientific papers to disclose future results for CEL-1000 and the L.E.A.P.S. technology and to continue to apply for government grants to help fund future studies. However CEL-SCI does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology.

RESEARCH AND DEVELOPMENT

     Since 1983, and through September 30, 2007, approximately $55,218,000 has been expended on CEL-SCI-sponsored research and development, including approximately $2,529,000, $1,897,000, and $2,230,000 respectively during the years ended September 30, 2007, 2006 and 2005.

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

Investigational new drug application.

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

     Several biotechnology companies are producing compounds that utilize cytokines. However, CEL-SCI believes that its main advantage lies in two areas and that those two areas will allow it to be successful. 1) Multikine is given prior to surgery, radiation and/or chemotherapy, a time when the immune system can still be activated effectively. Other companies give their immunotherapy drugs after these cancer treatments. At that time the immune system is already so weakened that it can no longer mount a good immune response. 2) Multikine simulates the activities of a healthy person's immune system, which battles cancer every day. Multikine is multi-targeted; it is a cancer immunotherapy that both kills cancer cells in a targeted fashion and activates the general immune system to destroy the cancer. In addition, since Multikine is a complex biologic, CEL-SCI believes that it will be close to impossible for someone to copy Multikine.

     CEL-SCI has not established a definitive plan for marketing nor has it established a price structure for CEL-SCI's saleable products. However, CEL-SCI intends, if CEL-SCI is in a position to begin commercialization of its products, to sell Multikine itself in certain markets and to enter into written marketing agreements with various major pharmaceutical firms with established sales forces. The sales forces in turn would probably target CEL-SCI's products to cancer centers, physicians and clinics involved in head and neck cancer.

     CEL-SCI may encounter problems, delays and additional expenses in developing marketing plans with outside firms. In addition, even though Multikine should be very cost effective to use if proven to increase overall survival, CEL-SCI may experience other limitations involving the proposed sale of its products, such as uncertainty of third-party reimbursement. There is no assurance that CEL-SCI can successfully market any products which they may develop or market them at competitive prices.

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

EMPLOYEES

     As of November 30, 2007, CEL-SCI had 26 employees. Five employees are involved in administration, 19 employees are involved in manufacturing and 2 employees are involved in general research and development with respect to CEL-SCI's products.

ITEM 1A.  RISK FACTORS

     Investors should be aware that the risks described below could adversely affect the price of CEL-SCI's common stock.

Risks Related to CEL-SCI

Since CEL-SCI Has Earned Only Limited Revenues and Has a History of Losses, CEL-SCI Will Require Additional Capital to Remain in Operation.

     CEL-SCI has had only limited revenues since it was formed in 1983. Since the date of its formation and through September 30, 2007 CEL-SCI incurred net losses of approximately $116,600,000. CEL-SCI has relied principally upon the proceeds of public and private sales of its securities to finance its activities to date. All of CEL-SCI's potential products, with the exception of Multikine, are in the early stages of development, and any commercial sale of these products will be many years away. Even potential product sales from Multikine are many years away as cancer trials can be lengthy. Accordingly, CEL-SCI expects to incur substantial losses for the foreseeable future.

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

     The extent of CEL-SCI's clinical trials and research programs are primarily based upon the amount of capital available to CEL-SCI and the extent to which CEL-SCI has received regulatory approvals for clinical trials. CEL-SCI is currently in the process of establishing estimates of the future costs of the Phase III clinical trial.

     The inability of CEL-SCI to conduct clinical trials or research, whether due to a lack of capital or regulatory approval, will prevent CEL-SCI from completing the studies and research required to obtain regulatory approval for any products which CEL-SCI is developing.

Potential Future Dilution

     To raise additional capital CEL-SCI may have to sell shares of its common stock or securities convertible into common stock at prices that may be below the prevailing market price of CEL-SCI's common stock at the time of sale. The issuance of additional shares will have a dilutive impact on other stockholders and could have a negative effect on the market price of CEL-SCI's common stock.

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

     CEL-SCI cannot be certain when or under what conditions it will undertake further clinical trials, including the Phase III clinical trial for Multikine. The clinical trials of CEL-SCI's product candidates may not be completed on schedule, the FDA or foreign regulatory agencies may order CEL-SCI to stop or modify its research or these agencies may not ultimately approve any of CEL-SCI's product candidates for commercial sale. Varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of CEL-SCI's product candidates. The data collected from CEL-SCI's clinical trials may not be sufficient to support regulatory approval of its various product candidates, including Multikine. CEL-SCI's failure to adequately demonstrate the safety and efficacy of any of its product candidates would delay or prevent regulatory approval of its product candidates in the United States, which could prevent CEL-SCI from achieving profitability.

     The requirements governing the conduct of clinical trials, manufacturing, and marketing of CEL-SCI's product candidates, including Multikine, outside the United States can vary from country to country. Foreign approvals may take longer to obtain than FDA approvals and can require, among other things, additional testing and different trial designs. Foreign regulatory approval processes include all of the risks associated with the FDA approval processes. Some of those agencies also must approve prices for products approved for marketing. Approval of a product by the FDA does not ensure approval of the same product by the health authorities of other countries. In addition, changes in regulatory policy in the US or in foreign countries for product approval during the period of product development and regulatory agency review of each submitted new application may cause delays or rejections.

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

     If CEL-SCI does not comply with regulatory requirements at any stage, whether before or after marketing approval is obtained, it may be subject to license suspension or revocation, criminal prosecution, seizure, injunction, fines, or be forced to remove a product from the market or experience other adverse consequences, including restrictions or delays in obtaining regulatory marketing approval, which could materially harm CEL-SCI's financial results, reputation and stock price. Additionally, CEL-SCI may not be able to obtain the labeling claims necessary or desirable for product promotion. CEL-SCI may also be required to undertake post-marketing trials. In addition, if CEL-SCI or other parties identify adverse effects after any of CEL-SCI's products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn. CEL-SCI may be required to reformulate its products, conduct additional clinical trials, make changes in its product's labeling or indications of use, or submit additional marketing applications to support these changes. If CEL-SCI encounters any of the foregoing problems, its business and results of operations will be harmed and the market price of our common stock may decline.

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

     Many companies are working on drugs designed to cure or treat cancer and have substantial financial, research and development, and marketing resources and are capable of providing significant long-term competition either by establishing in-house research groups or by forming collaborative ventures with other entities. In addition, smaller companies and non-profit institutions are active in research relating to cancer and infectious diseases.

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

     The market price of CEL-SCI's common stock, as well as the securities of other biopharmaceutical and biotechnology companies, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. During the year ended September 30, 2007, CEL-SCI's stock price has ranged from a low of $0.55 per share to a high of $1.08 per share. Factors such as fluctuations in CEL-SCI's operating results, announcements of technological innovations or new therapeutic products by CEL-SCI or its competitors, governmental regulation, developments in patent or other proprietary rights, public concern as to the safety of products developed by CEL-SCI or other biotechnology and pharmaceutical companies, and general market conditions may have a significant effect on the future market price of CEL-SCI's common stock.

Shares issuable upon the conversion of the Series K notes, the payment of interest or principal on the Series K notes, the exercise of the Series K warrants, or the exercise of other outstanding options and warrants, may substantially increase the number of shares available for sale in the public market and may depress the price of CEL-SCI's common stock.

     CEL-SCI had outstanding convertible notes, options and warrants which as of November 30, 2007 could potentially allow the holders to acquire up to approximately 45,540,000 additional shares of its common stock. Until the options and warrants expire, or the convertible notes are paid, or the options or warrants expire, the holders will have an opportunity to profit from any increase in the market price of CEL-SCI's common stock without assuming the risks of ownership. Holders of convertible notes, options and warrants may convert or exercise these securities at a time when CEL-SCI could obtain additional capital on terms more favorable than those provided by the options. The conversion of the notes or the exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of CEL-SCI's common stock.

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

ITEM 1B. UNRESOLVED SEC COMMENTS

      None

ITEM 2.   PROPERTIES

     CEL-SCI leases office space at 8229 Boone Blvd., Suite 802, Vienna, Virginia at a monthly rental of approximately $7,590. The lease on the office space expires in June 2012. CEL-SCI believes this arrangement is adequate for the conduct of its present business.

     CEL-SCI has a 17,900 square foot laboratory located at 4820 A-E Seton Drive, Baltimore, Maryland. The laboratory is leased by CEL-SCI at a cost of approximately $10,556 per month. The laboratory lease expires in 2009, with an extension available until 2014.

     In August 2007, CEL-SCI leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, will be remodeled in accordance with CEL-SCI's specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI's Phase III clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and requires annual base rent payments of $1,575,000 during the first year of the lease. The annual base rent escalates each year at 3%. CEL-SCI is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows CEL-SCI, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease required CEL-SCI to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 in years six through twenty of the lease.

ITEM 3.   LEGAL PROCEEDINGS

      None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The annual meeting of CEL-SCI's shareholders was held on September 14, 2007.

     At the meeting the following persons were elected as directors for the upcoming year:

      Name                        Votes For            Votes Withheld
      ----                        ---------            --------------

      Maximilian de Clara         73,036,507             5,882,070
      Geert Kersten               75,106,412             3,812,165
      Alexander Esterhazy         75,719,342             3,199,364
      C. Richard Kinsolving       75,756,342             3,162,235
      Peter R. Young              75,824,113             3,094,464

     At the meeting the following proposals were ratified by the shareholders.

     1. The adoption of CEL-SCI's 2007 Incentive Stock Option Plan which provides that up to 1,000,000 shares of common stock may be issued upon the exercise of options granted pursuant to the Incentive Stock Option Plan.

     2. The adoption of CEL-SCI's 2007 Non-Qualified Stock Option Plan which provides that up to 1,000,000 shares of common stock may be issued upon the exercise of options granted pursuant to the Non-Qualified Stock Option Plan.

     3. The adoption of CEL-SCI's 2007 Stock Bonus Plan which provides that up to 1,000,000 shares of common stock may be issued to persons granted stock bonuses pursuant to the Stock Bonus Plan.

     4. An amendment to CEL-SCI's Stock Compensation Plan to provide for the issuance of up to 1,000,000 additional restricted shares of common stock to CEL-SCI's directors, officers, employees and consultants for services provided to
           CEL-SCI.

     5. An amendment to CEL-SC's Articles of Incorporation such that CEL-SCI would be authorized to issue 300,000,000 shares of common stock.

     6. Ratification of the appointment of BDO Seidman, LLP as CEL-SCI's independent registered public accounting firm for the fiscal year ending September 30, 2007.

     The following is a tabulation of votes cast with respect to these proposals:

                                   Votes
                     -----------------------------------       Broker
   Proposal          For            Against      Abstain      Non-Votes
   --------       ----------       ---------    --------     -----------

      1.          22,413,477       5,421,125      280,807    50,803,168
      2.          22,079,482       5,687,060      348,867    50,803,168
      3.          22,175,301       5,655,394      284,714    50,803,168
      4.          21,568,630       6,216,988      329,791    50,803,168
      5.          64,812,272      13,577,363      528,942             0
      6.          75,737,653       2,029,530    1,151,394             0

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     As of November 30, 2007, there were approximately 2,500 record holders of CEL-SCI's common stock. CEL-SCI's common stock is traded on the American Stock Exchange under the symbol "CVM". Set forth below are the range of high and low quotations for CEL-SCI's common stock for the periods indicated as reported on the American Stock Exchange. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      Quarter Ended            High              Low

        12/31/05              $0.69             $0.45
         3/31/06              $1.06             $0.49
         6/30/06              $1.78             $0.71
         9/30/06              $0.92             $0.53

        12/31/06              $0.81             $0.55
         3/31/07              $0.90             $0.56
         6/30/07              $1.08             $0.71
         9/30/07              $0.76             $0.57

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

     The graph below compares the cumulative 5-year total return of holders of CEL-SCI Corporation's common stock with the cumulative total returns of the AMEX Composite index, and a customized peer group of three companies that includes:
IDM Pharma Inc, Neoprobe Corp. and Orchestra Therapeutics Inc. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from September 30, 2002 to September 30, 2007.



--------------------------------------------------------------------------------
                           9/02     9/03     9/04      9/05     9/06     9/07
--------------------------------------------------------------------------------

CEL-SCI Corporation       100.00   516.67   316.67   261.11   344.44   347.33
AMEX Composite            100.00   125.41   155.23   212.56   231.11   292.95
Peer Group                100.00   160.07   129.48    57.82    31.23    16.47

     The stock price performance included in this graph is not necessarily indicative of future stock price performance.

                                  PEER GROUP 1
                                 --------------
                                 IDM Pharma Inc
                                 Neoprobe Corp.
                           Orchestra Therapeutics Inc

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected historical consolidated financial data are qualified by reference to, and should be read in conjunction with the consolidated financial statements and the related notes thereto, appearing elsewhere in this report, as well as Item 7 of this report.


                                           For the years ended September 30,
                          ------------------------------------------------------------------------
Statements of Operations        2007          2006          2005          2004          2003
                          ------------------------------------------------------------------------

Grant revenue and other    $   57,043     $ 125,457     $ 269,925     $ 325,479     $ 318,304
Other expenses:
 Research and development   2,528,528     1,896,976     2,229,729     1,941,630     1,915,501
 Depreciation and
  amortization                176,186       170,902       190,420       198,269       199,117
General and administrative  6,704,538     3,406,775     1,930,543     2,310,279     2,287,019
Gain (loss) on
 derivative instruments       868,182     2,325,784       363,028     1,174,660    (2,319,005)
Other income                        -             -       625,472             -             -
Other costs of financing            -    (4,791,548)            -             -      (270,664)
Interest income               562,973        92,487        52,660        51,817        52,502
Interest expense           (1,708,603)     (216,737)            -       (53,855)   (1,365,675)
                         ------------- ------------- ------------- ------------- -------------
Net loss                 $ (9,629,657) $ (7,939,210) $ (3,039,607) $ (2,952,077) $ (7,986,175)
                         ------------- ------------- ------------- ------------- -------------
Statements of Operations

Net loss per common share
   Basic                 $      (0.10) $      (0.10) $      (0.04) $      (0.04) $      (0.16)
   Diluted               $      (0.10) $      (0.11) $      (0.05) $      (0.06) $      (0.19)

Weighted average common
  shares outstanding
   Basic                   97,310,488    78,971,290    72,703,395    67,273,133    50,961,457
   Diluted (1)             97,310,488    93,834,078    73,581,925    68,924,099    51,127,439

Balance Sheets:                                 September 30,
                          ------------------------------------------------------------------------
                                2007          2006          2005          2004          2003
                          ------------------------------------------------------------------------

Working capital           $10,257,568   $ 7,109,879   $ 2,235,297   $ 4,592,332  $   205,815
Total assets               20,730,802     9,653,277     3,092,352     5,513,810    2,915,206
Convertible debt (2)                              -             -             -      194,109
Note payable - Covance (2)                        -             -             -      184,330
Note payable - Cambrex (2)                        -             -             -      664,910
Series E preferred stock (2)                      -             -             -            -
Derivative instruments -
 current (2)                  782,732     1,670,234         1,280             -      319,295
Derivative instruments -
 noncurrent (2)             4,831,252     8,645,796       811,180     1,175,488    2,517,131
Total liabilities           6,060,703    10,583,878       987,313     1,391,468    4,694,385
Stockholders' equity
 (deficit)                 14,670,099      (930,601)    2,105,039     4,122,342   (1,779,179)


(1) The calculation of diluted earnings per share for the year ended September 30, 2007 equals the basic earnings per share because the calculation would have been anti-dilutive.
(2)  Included in total liabilities.

No dividends have been declared on CEL-SCI's common stock.

     CEL-SCI's net losses for each fiscal quarter during the two years ended September 30, 2007 were:

                     Net income            Net income (loss) per share
Quarter                (loss)               Basic            Diluted
-------              ----------             -----            -------

12/31/2005         $   (997,127)          $ (0.01)         $  (0.01)
3/31/2006          $ (1,331,071)          $ (0.02)         $  (0.02)
6/30/2006          $ (1,294,041)          $ (0.02)         $  (0.02)
9/30/2006          $ (4,391,444)          $ (0.05)         $  (0.06)

12/31/2006         $ (1,112,359)          $ (0.01)         $  (0.01)
3/31/2007          $ (2,723,885)          $ (0.03)         $  (0.03)
6/30/2007          $ (5,554,976)          $ (0.05)         $  (0.05)
9/30/2007          $   (238,437)          $ (0.00)         $  (0.00)

The Company has experienced large swings in its quarterly losses in 2007 and 2006. These swings are caused by the changes in the fair value of the convertible debt each quarter. These changes in the fair value of the debt are recorded on the consolidated statements of operations. In addition, the cost of options granted to consultants, as discussed in the results of operations in the 10K, has affected the quarterly losses recorded by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The  following   discussion   should  be  read  in  conjunction   with  the
consolidated financial statements and the related notes thereto appearing elsewhere in this report.

OVERVIEW
--------

     CEL-SCI's most advanced product, Multikine, which is cleared for a Phase III clinical trial in the U.S. and in Canada, is being developed for the treatment of cancer. It is the first of a new class of cancer immunotherapy drugs called Immune SIMULATORs. It simulates the activities of a healthy person's immune system, which battles cancer every day. Multikine is multi-targeted; it is the only cancer immunotherapy that both kills cancer cells in a targeted fashion and activates the general immune system to destroy the cancer. We believe Multikine is the first immunotherapeutic agent being developed as a first-line standard of care treatment for cancer and it is cleared for a global Phase III clinical trial in advanced primary (previously untreated) head and neck cancer patients.

     Multikine is a new type of immunotherapy in that it is a comprehensive immunotherapy, incorporating both active and passive immune activity. A comprehensive immunotherapy most closely resembles the workings of the natural immune system in the sense that it works on multiple fronts in the battle against cancer. A comprehensive immunotherapy causes a direct and targeted killing of the tumor cells and activates the immune system to produce a more robust and sustainable anti-tumor response.

     Multikine is designed to target the tumor micro-metastases that are mostly responsible for treatment failure. The basic concept is to add Multikine to the current cancer treatments with the goal of making the overall cancer treatment more successful. Phase II data indicated that Multikine treatment resulted in a substantial increase in the survival of patients. The lead indication is advanced primary (previously untreated) head & neck cancer (about 600,000 new cases per annum). Since Multikine is not tumor specific, it may also be applicable in many other solid tumors.

     We believe Multikine is the first immunotherapeutic agent being developed as a first-line treatment for cancer. It is administered prior to any other cancer therapy because that is the period when the anti-tumor immune response can still be fully activated. Once the patient has had surgery or has received radiation and/or chemotherapy, the immune system is severely weakened and is less able to mount an effective anti-tumor immune response. To date, other immunotherapies have been administered later in cancer therapy (i.e., after radiation, chemotherapy, surgery).

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

Results of Operations
---------------------

Fiscal 2007
-----------

     Grant revenues and other decreased by approximately $68,400 during the year ended September 30, 2007 compared to the previous year due to the completion of the grant in March 2007.

     During the year ended September 30, 2007, research and development expenses increased by approximately $631,600 compared to the year ended September 30, 2006. This increase was due to work on two new CEL-1000 projects and the use of lab supplies in the preparation for the beginning of the Phase III trials on Multikine.

     During the year ended September 30, 2007, general and administrative expenses increased by approximately $3,297,800 compared to the year ended September 30, 2006. This change was primarily due to: (1) increased public relations, presentations and strategic consulting agreements (approximately $3,231,000); (2) additional accounting expenses relating to the valuation of the Series K notes and warrants (approximately $76,100), and, (3) increased travel by CEL-SCI's employees (approximately $37,500).

     During the year ended September 30, 2007, interest income increased by approximately $470,500 compared to the year ended September 30, 2006 due to interest earned on the funds received from the sale of the Series K notes and the shares of common stock sold in April 2007.

     The gain on derivative instruments of approximately $868,200 for the year ended September 30, 2007, was the result of the change in fair value of the Series K notes and warrants during the period.

     The interest expense of approximately $1,708,600 for the year ended September 30, 2007 was composed of two elements: (1) amortization of the discounted Series K notes (approximately $1,180,400) and (2) interest paid and accrued on the Series K warrants (approximately $528,200).

Fiscal 2006
-----------

     Grant revenues and other decreased by approximately $144,500 during the year ended September 30, 2006, compared to fiscal 2005, due to the winding down of the work funded by the grants in 2006 related to grants received in 2003. CEL-SCI is continuing to apply for grants to support its work.

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

Research and Development Expenses
---------------------------------

     During the five years ended September 30, 2007 CEL-SCI's research and development efforts involved Multikine and L.E.A.P.S. The table below shows the research and development expenses associated with each project during this five-year period.

                      2007         2006         2005        2004       2003
                      ----         ----         ----        ----       ----

MULTIKINE          $2,217,108  $1,656,362  $1,911,615  $1,539,454  $1,653,904
L.E.A.P.S.            311,420     240,614     318,114     402,176     261,597
                   ----------  ----------  ----------  ----------  ----------

       TOTAL       $2,528,528  $1,896,976  $2,229,729  $1,941,630  $1,915,501
                   ==========  ==========  ==========  ==========  ==========

     In January 2007, FDA gave the go-ahead for the Phase III clinical trial which had earlier been cleared by the Canadian regulatory agency, the Biologics and Genetic Therapies Directorate.

     As explained in Item 1 of this report, as of September 30, 2007, CEL-SCI was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. As with Multikine, CEL-SCI does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology. Consequently, CEL-SCI cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects.

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

     During  fiscal  year  2007,   cash  and  cash   equivalents   increased  by
approximately  $2,900,000  million  over  fiscal year 2006,  from  approximately
$8,080,000 to $10,993,000. Net cash provided by financing activities totaled approximately $15,227,300. The cash was primarily from the sale of common stock ($15,000,000) and the exercise of stock options (approximately $612,500) offset by principal payments on convertible debt ($407,500). The cash used for investing activities totaled approximately $7,424,600. The cash was used for purchases of equipment (approximately $181,500), expenditures for patent costs (approximately $137,900), cash restricted (in escrow) for use in equipping the manufacturing facility (approximately $2,168,600) and costs for building the manufacturing facility (approximately $4,936,600). Net cash used for operating activities was approximately $4,890,100. The major uses of cash for operating activities was the gain on derivative instruments (approximately $868,200) and the net loss of approximately $9,629,700. This was partially offset by stock and options issued to employees (approximately $721,700), stock and options issued to outsiders (approximately $2,897,200) and amortization of the discount on the convertible debt (approximately $1,180,400).

     The Company's working capital at September 30, 2007 was $10,257,568 compared to $7,109,879 at September 30, 2006. The convertible debt is the only debt that the Company has outstanding. The Company believes that this will be sufficient to satisfy anticipated cash requirements for the next 12 months.

     In August 2007, CEL-SCI leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, will be remodeled in accordance with CEL-SCI's specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI's Phase III clinical trials and sales of the drug if approved by the FDA. The lease is for a term of twenty years and requires annual base rent payments of $1,575,000 during the first year of the lease. The annual base rent escalates each year at 3%. CEL-SCI is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows CEL-SCI, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease required CEL-SCI to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 in years six through twenty of the lease.

     Regulatory authorities prefer to see biologics, such as Multikine, manufactured for commercial sale in the same facility used to produce dosages used in Phase III clinical trials since this arrangement helps to ensure that the drug lots used to conduct the clinical trials will be consistent with those that nay be subsequently sold commercially. Although some biotech companies outsource their manufacturing, this can prevent problems since biologics require intense manufacturing and process control. With biologic products a minor change in manufacturing and process control can result in a major change in the final product. Good and consistent manufacturing and process control is critical and is best assured if the product is manufactured and controlled in the manufacturer's own facility by its own specially trained personnel.

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

     At the holder's option the Series K notes are convertible into shares of the Company's common stock at a conversion price of $0.75.

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

     The Series K warrants allow the holders to purchase up to 4,825,581 shares of CEL-SCI's common stock at a price of $0.75 per share at any time prior to February 4, 2012.

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

     If CEL-SCI sells any additional shares of common stock or any securities convertible into common stock at a price above the exercise price but below the market price of CEL-SCI's common stock, the exercise price of the Series K warrants will be lowered to a price determined by a formula contained in the warrants.

     During the year ended September 30, 2007, $4,399,284 in Series K notes were converted into 5,744,765 shares of common stock. In addition, principal payments of $407,500 in cash and $207,500 in shares of common stock were made to the holders of the Series K notes. As of September 30, 2007, the outstanding principal on the Series K notes was $3,285,715. As of

     In April 2007 CEL-SCI raised $15,000,000 from the sale of 19,999,998 shares of its common stock at a price of $0.75 per share. The investors who purchased the shares also received warrants which entitle the holders to purchase 10,000,000 shares of CEL-SCI's common stock at a price of $0.75 per share and warrants to purchase an additional 10,000,000 shares of common stock at a price of $2.00 per share. The warrants expire on March 31, 2012.

     As a result of the April 2007 financing, and in accordance with the terms of the Series K notes and warrants, the conversion price of the Series K notes was reduced to $0.75 and the exercise price of the Series K warrants was reduced to $0.75.

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

Future Capital Requirements
---------------------------

     CEL-SCI plans to use its existing financial resources, and any proceeds received from the exercise of CEL-SCI's outstanding warrants or options to fund its capital requirements during the year ending September 30, 2008.

     Other than funding operating losses, funding its research and development program, and paying its liabilities, CEL-SCI does not have any material capital commitments. Material future liabilities as of September 30, 2007 are as follows:

Contractual Obligations:


                                                  Years  Ending September 30,
                          Total        2008        2009        2010        2011        2012   2013 & thereafter
                          -----        ----        ----        ----        ----        ----   -----------------


Operating Leases      $38,356,153  $  302,256  $1,706,693  $1,727,368  $1,779,188  $1,805,169    $31,035,479
Employment Contracts  $ 2,740,225  $1,163,825  $  963,825  $  612,575          --          --             --

     It should be noted that substantial funds will be needed for the clinical trial which will be necessary before CEL-SCI will be able to apply to the FDA for approval to sell any products which may be developed on a commercial basis throughout the United States. In the absence of revenues, CEL-SCI will be required to raise additional funds through the sale of securities, debt financing or other arrangements in order to continue with its research efforts. However, there can be no assurance that such financing will be available or be available on favorable terms. It is the opinion of management that sufficient funds are available to meet CEL-SCI's liabilities and commitments as they come due during fiscal 2008. Ultimately, CEL-SCI must complete the development of its products, obtain appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

     Since all of CEL-SCI's projects are under development CEL-SCI cannot predict with any certainty the funds required for future research and clinical trials, the timing of future research and development projects, or when it will be able to generate any revenue from the sale of any of its products.

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

     Stock Options and Warrants - SFAS No. 123R requires companies to recognize expense associated with share based compensation arrangements, including employee stock options, using a fair value-based option pricing model. SFAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employees. Using the modified prospective transition method of adoption, CEL-SCI reflects compensation expense in the financial statements beginning October 1, 2005. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS No. 123R. As such, compensation expense will be recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005.

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

Recent Accounting Pronouncements
--------------------------------

     In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 is not expected to have an effect on the financial statements.

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

     In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 15". The Statement permits companies to choose to measure many financial instruments and certain other items at fair value. The statement is effective for fiscal years that begin after November 15, 2007, but early adoption is permitted. The Company is evaluating the effect of the adoption of this statement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

     Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. CEL-SCI enters into financing arrangements that are or include freestanding derivative instruments or that are or include hybrid instruments that contain embedded derivative features. CEL-SCI does not enter into derivative instruments for trading purposes. Additional information is presented in the notes to consolidated financial statements. The fair value of these instruments is affected primarily by volatility of the trading prices of the CEL-SCI's common stock. For the years ended September 30, 2007, 2006 and 2005, CEL-SCI recognized a gain of $868,183, a gain of $2,329,091, and a gain of $363,028, respectively, resulting from changes in fair value of derivative instruments. CEL-SCI has no exposure to risks associated with foreign exchange rate changes because none of the operations of CEL-SCI are transacted in a foreign currency. The interest rate risk on investments is considered immaterial due to the dollar value of investments as of September 30, 2007, 2006 and 2005.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the consolidated financial statements included with this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable

ITEM 9A.  CONTROLS AND PROCEDURES

     Geert Kersten, CEL-SCI's Chief Executive and Financial Officer, has evaluated the effectiveness of CEL-SCI's disclosure controls and procedures as of September 30, 2007 and in his opinion CEL-SCI's disclosure controls and procedures ensure that material information relating to CEL-SCI, including CEL-SCI's consolidated subsidiary, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. The Company has determined that these controls and procedures are effective as of September 30, 2007. To the knowledge of Mr. Kersten there have been no significant changes in CEL-SCI's internal controls or in other factors that could significantly affect CEL-SCI's internal controls in the fourth quarter, and as a result, no corrective actions with regard to significant deficiencies or material weakness in CEL-SCI's internal controls were required.

ITEM 9B.  OTHER INFORMATION

      Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors
----------------------

Name                     Age    Position
----                     ---    --------

Maximilian de Clara       77    Director and President
Geert R. Kersten, Esq.    48    Director, Chief Executive Officer and Treasurer
Patricia B. Prichep       56    Senior Vice President of Operations and
                                Secretary
Dr. Eyal Talor            51    Senior Vice President of Research and
                                Manufacturing
Dr. Daniel H. Zimmerman   66    Senior Vice President of Research, Cellular
                                Immunology
John Cipriano             65    Senior Vice President of Regulatory Affairs
Alexander G. Esterhazy    63    Director
Dr. C. Richard Kinsolving 70    Director
Dr. Peter R. Young        62    Director

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

     Geert Kersten has served in his current leadership role at CEL-SCI since 1995. Mr. Kersten has been with CEL-SCI from the early days of its inception since 1987. He has been involved in the pioneering field of cancer immunotherapy for almost two decades and has successfully steered CEL-SCI through many challenging cycles in the biotechnology industry. Mr. Kersten also provides CEL-SCI with significant expertise in the fields of finance and law and has a unique vision of how the company's Multikine product will change the way cancer is treated. Prior to CEL-SCI, Mr. Kersten worked at the law firm of Finley & Kumble and worked at Source Capital, an investment banking firm located in McLean, VA. He is a native of Germany, graduated from Millfield School in

England, and completed his studies in the US. Mr. Kersten completed his Undergraduate Degree in Accounting, received an M.B.A. from George Washington University, and a law degree (J.D.) from American University in Washington, DC.

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

     Eyal Talor, Ph.D. joined CEL-SCI in October 1993 and has been Senior Vice president of Research and Manufacturing since March of 1994. He is a clinical immunologist with over 19 years of hands-on management of clinical research and drug development for immunotherapy application; pre-clinical to Phase III, in the biopharmaceutical industry. His expertise includes; biopharmaceutical R&D and Biologics product development, GMP (Good Manufacturing Practices) manufacture, Quality Control testing, and the design and building of GMP manufacturing and testing facilities. He served as Director of Clinical Laboratories (certified by the State of Maryland) and has experience in the design of clinical trials (Phase I - III) and GCP (Good Clinical Practices) requirements. He also has broad experience in the different aspects of biological assay development, analytical methods validation, raw material specifications, and QC (Quality Control) tests development under FDA/GMP, USP, and ICH guidelines. He has extensive experience in the preparation of documentation for IND and other regulatory submissions. His scientific area of expertise encompasses immune response assessment. He is the author of over 25 publications and has published a number of reviews on immune regulations in relation to clinical immunology. Before coming to CEL-SCI, he was Director of R&D and Clinical Development at CBL, Inc., Principal Scientist - Project Director, and Clinical Laboratory Director at SRA Technologies, Inc. Prior to that he was a full time faculty member at The Johns Hopkins University, Medical Intuitions; School of Public Health. He holds two US patents; one on Multikine's composition of matter and method of use in cancer, and one on a platform Peptide technology (`Adapt') for the treatment of autoimmune diseases, asthma, allergy, and transplantation rejection. He also has numerous product and process inventions as well as a number of pending US and PCT patent applications. He received his Ph.D. in Microbiology and Immunology from the University of Ottawa, Ottawa, Ontario, Canada, and had post-doctoral training in clinical and cellular immunology at The John Hopkins University, Baltimore, Maryland, USA. He holds an Adjunct Associate teaching position at the Johns Hopkins University Medical Institutions.

     Daniel H. Zimmerman, Ph.D., has been CEL-SCI's Senior Vice President of Cellular Immunology since 1996. He joined CEL-SCI in January 1996 as the Vice President of Research, Cellular Immunology. Dr. Zimmerman founded CELL-MED, Inc. and was its president from 1987-1995. From 1973-1987, Dr. Zimmerman served in various positions at Electronucleonics, Inc. His positions included: Scientist, Senior Scientist, Technical Director and Program Manager. Dr Zimmerman held various teaching positions at Montgomery College between 1987 and 1995. Dr. Zimmerman holds over a dozen US patents as well as many foreign equivalent patents. He is the author of over 40 scientific publications in the area of immunology and infectious diseases. He has been awarded numerous grants from NIH and DOD. From 1969-1973, Dr. Zimmerman was a Senior Staff Fellow at NIH. For the following 25 years, he continued on at NIH as a guest worker. Dr Zimmerman received a Ph.D. in Biochemistry in 1969, a Masters in Zoology in 1966 from the University of Florida and a B.S. in Biology from Emory and Henry College in 1963.

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

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

     The Company's Compensation Committee is empowered to review and approve the annual compensation and compensation procedures for our executive officers and annually determines the total compensation level for our President and Chief Executive Officer. The total proposed compensation of our named executive officers is formulated and evaluated by our Chief Executive Officer and submitted to the Compensation Committee for consideration.

     The key components of CEL-SCI's executive compensation program include annual base salaries and long-term incentive compensation consisting of stock options. It is CEL-SCI's policy to target compensation (i.e., base salary, stock option grants and other benefits) at approximately the median of comparable companies in the biotechnology field. Accordingly, data on compensation
practices  followed  by  other  companies  in  the  biotechnology   industry  is
considered.

Objectives and Components of the Compensation Program

     The primary objective of our compensation program is to attract, motivate and retain talented executives who are enthusiastic about our mission. The components of our compensation practices are:

     o CEL-SCI's base salary levels are commensurate with those of comparable positions at other biotechnology companies given the level of seniority and skills possessed by the executive officer and which reflect the individual's performance with us over time. The base salary of the President, CEO and our other named executive officers is reviewed annually. Current employment agreements with Maximilian de Clara and Geert Kersten set minimums for their base salary rates.

     o CEL-SCI's long-term stock option incentive program consists exclusively of periodic grants of stock options with an exercise price equal to the fair market value of CEL-SCI's common stock on the date of grant. To encourage retention, the ability to exercise options granted under the program is subject to vesting restrictions. Decisions made regarding the timing and size of option grants take into account the performance of both CEL-SCI and the employee, "competitive market" practices, and the size of the option grants made in prior years. The weighting of these factors varies and is subjective. Current option holdings are not considered when granting options.

     o    CEL-SCI's  stock-based incentive awards are intended to strengthen the
          mutuality  of  interests  between  the  executive   officers  and  our
          stockholders.

     o    CEL-SCI has a defined contribution  retirement plan,  qualifying under
          Section 401(k) of the Internal Revenue Code and covering substantially all CEL-SCI's employees. CEL-SCI's contribution to the plan is made in shares of CEL-SCI's common stock. Each participant's contribution is matched by CEL-SCI with shares of common stock which have a value equal to 100% of the participant's contribution, not to exceed 6% of the participant's total compensation.

     The following table sets forth in summary form the compensation received by
(i) the Chief Executive Officer of CEL-SCI and (ii) by each other executive officer of CEL-SCI who received in excess of $100,000 during the fiscal year ended September 30, 2007.


                                                                    All
                                                                   Other
                                                Restric-           Annual
                                               ted Stock   Option  Compen-
Name and Princi-       Fiscal  Salary   Bonus   Awards     Awards  sation
 pal Position           Year    (1)      (2)      (3)       (4)      (5)       Total
----------------       ------  ------   -----  ---------   ------  --------    ------

Maximilian de Clara,    2007  $363,000      -   $418,327  $105,460  $64,693  $951,480
President

Geert R. Kersten,       2007   389,637      -     31,752   105,460   16,114   542,963
Chief Executive
Officer and
Treasurer

Patricia B. Prichep     2007   179,574      -     19,520    52,730    4,225   256,049
Senior Vice President
of Operations and
Secretary

Eyal Talor, Ph.D.       2007   218,587      -     18,764    52,730    4,225   294,306
Senior Vice President
of Research and
Manufacturing



Daniel Zimmerman, Ph.D. 2007   169,127      -     14,469    39,548    4,225   227,369
Senior Vice President
of Cellular Immunology

John Cipriano           2007   165,400      -     14,196    39,548       25   219,169
Senior Vice President
of Regulatory Affairs


(1) The dollar value of base salary (cash and non-cash) earned. During the year ended September 30, 2007, $28,429 of the total salaries paid to the persons shown in the table were paid in restricted shares of CEL-SCI's common stock.

     Information concerning the issuance of these restricted shares is shown in the following table:

        Date Shares           Number of            Price
           Issued           Shares Issued        Per Share

        09/20/2006             49,016              $0.58

     On each date the amount of compensation satisfied through the issuance of shares was determined by multiplying the number of shares issued by the price per share. The price per share was equal to the closing price of CEL-SCI's common stock on the date prior to the date the shares were issued.

(2)  The dollar value of bonus (cash and non-cash) earned.

(3) During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table. In the case of Mr. de Clara, $400,000 was paid in restricted shares of CEL-SCI's common stock which cannot be sold in the public market for a period of three years after the date of issuance. In the case of all other persons listed in the table, the shares were issued as CEL-SCI's contribution on behalf of the named officer to CEL-SCI's 401(k) retirement plan and restricted shares issued from the Stock Compensation Plan.

(4) The value of all stock options granted during the periods covered by the table are calculated according to SFAS 123R requirements..

(5) All other compensation received that CEL-SCI could not properly report in any other column of the table including annual contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, CEL-SCI with respect to term life insurance for the benefit of the named executive officer, and the full dollar value of the remainder of the premiums paid by, or on behalf of, CEL-SCI.

Long Term Incentive Plans - Awards in Last Fiscal Year
------------------------------------------------------

      None.

Employee Pension, Profit Sharing or Other Retirement Plans
----------------------------------------------------------

     CEL-SCI  has a  defined  contribution  retirement  plan,  qualifying  under
Section 401(k) of the Internal Revenue Code and covering substantially all CEL-SCI's employees. CEL-SCI's contribution to the plan is made in shares of CEL-SCI's common stock. Each participant's contribution is matched by CEL-SCI with shares of common stock which have a value equal to 100% of the participant's contribution, not to exceed the lesser of $1,000 or 6% of the participant's total compensation. CEL-SCI's contribution of common stock is valued each quarter based upon the closing price of its common stock. The fiscal 2007 expenses for this plan were $92,035. Other than the 401(k) Plan, CEL-SCI does not have a defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors
-------------------------
                           Paid       Stock        Option
Name                      in Cash   Awards (1)    Awards (2)       Total
----                      -------   ----------    ----------      -------

Maximilian de Clara       $12,500   $ 126,000     $105,460        $243,960
Geert Kersten             $12,500   $ 126,000     $105,460        $243,960
Alexander Esterhazy       $12,500   $  63,000     $ 52,730        $128,230
C. Richard Kinsolving     $12,500   $  63,000     $ 52,730        $128,230
Peter R. Young            $12,500   $  63,000     $ 52,730        $128,230

(1)  The fair value of stock issued for services.
(2) The fair value of options granted computed in accordance with FAS 123R on the date of grant.

     Directors' fees paid to Maximilian de Clara and Geert Kersten are included in the Executive Compensation table.

Employment Contracts.
---------------------

     In April 2005 CEL-SCI entered into a three-year employment agreement with Mr. de Clara which expires April 30, 2008. The employment agreement provides that CEL-SCI will pay Mr. de Clara an annual salary of $363,000 during the term of the agreement. On September 8, 2006 Mr. de Clara's Employment Agreement was amended and extended to April 30, 2010. The terms of the amendment to Mr. de Clara's employment agreement are referenced in a report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2006. In the event that there is a material reduction in Mr. de Clara's authority, duties or activities, or in the event there is a change in the control of CEL-SCI, then the agreement allows Mr. de Clara to resign from his position at CEL-SCI and receive a lump-sum payment from CEL-SCI equal to 18 months salary ($544,500), the remaining stock payments per the amendment to Mr. de Clara's employment agreement (valued at $600,000) and the unvested portion of any stock options would vest immediately ($142,626). For purposes of the employment agreement, a change in the control of CEL-SCI means the sale of more than 50% of the outstanding shares of CEL-SCI's Common Stock, or a change in a majority of CEL-SCI's directors.

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

     Effective September 1, 2003, CEL-SCI entered into a three-year employment agreement with Mr. Kersten. The employment agreement provides that during the term of the employment agreement CEL-SCI will pay Mr. Kersten an annual salary of $370,585. In the event there is a change in the control of CEL-SCI, the agreement allows Mr. Kersten to resign from his position at CEL-SCI and receive a lump-sum payment from CEL-SCI equal to 24 months salary ($801,650) and the unvested portion of any stock options would vest immediately ($174,626). For purposes of the employment agreement a change in the control of CEL-SCI means:
(1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors. Effective September 1, 2006 Mr. Kersten's employment agreement was extended to September 1, 2011.

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

Compensation Committee Interlocks and Insider Participation
------------------------------------------------------------

     CEL-SCI has a compensation committee comprised of all of CEL-SCI's directors, with the exception of Mr. Kersten. During the year ended September 30, 2006, Mr. de Clara was the only officer participating in deliberations of CEL-SCI's compensation committee concerning executive officer compensation.

     During the year ended September 30, 2007, no director of CEL-SCI was also an executive officer of another entity, which had an executive officer of CEL-SCI serving as a director of such entity or as a member of the compensation committee of such entity.

Stock Options
-------------

     The following tables show information concerning the options granted during the fiscal year ended September 30, 2007, to the persons named below.

                                 Options Granted
                                                        Exercise
                              Grant        Options     Price Per  Expiration
    Name                      Date       Granted (#)     Share       Date
    ----                      -----      -----------   ---------- ----------

   Maximilian de Clara      9/14/2007      200,000       $0.63    9/13/2017
   Geert Kersten            9/14/2007      200,000       $0.63    9/13/2017
   Patricia B. Prichep      9/14/2007      100,000       $0.63    9/13/2017
   Eyal Talor, Ph.D.        9/14/2007      100,000       $0.63    9/13/2017
   Daniel Zimmerman, Ph.D.  9/14/2007       75,000       $0.63    9/13/2017
   John Cipriano            9/14/2007       75,000       $0.63    9/13/2017

                                Options Exercised

                                                Shares
                              Date of        Acquired On         Value
                             Exercise        Exercise (1)     Realized (2)
                             --------        ------------     -------------

  Maximilian de Clara       11/08/2006          50,000           $21,600
  Maximilian de Clara       11/09/2006          18,900           $ 7,938
  Maximilian de Clara       11/13/2006          31,100           $13,373
  Maximilian de Clara       11/15/2006         100,000           $43,500
  Maximilian de Clara       12/18/2006         100,000           $34,500
  Maximilian de Clara       01/11/2007          52,500           $20,108
  Maximilian de Clara       01/16/2007          21,500           $10,965
  Maximilian de Clara       03/02/2007          50,000           $24,000
  Maximilian de Clara       03/19/2007          50,000           $24,000
  Maximilian de Clara       04/13/2007          50,000           $25,500
  Maximilian de Clara       05/22/2007          50,999           $34,679

(1) The number of shares received upon exercise of options during the fiscal year ended September 30, 2007.

(2) With respect to options exercised during the fiscal year ended September 30, 2007, the dollar value of the difference between the option exercise price and the market value of the option shares purchased on the date of the exercise of the options.

                        Shares underlying unexercised
                              Option which are:         Exercise   Expiration
 Name                   Exercisable   Unexercisable      Price        Date
------                  -----------   -------------     --------   ----------

 Maximilian de Clara    23,333                           2.87       07/31/08
                        95,000 (1)                       1.94       08/31/08
                        70,000                           1.05       09/25/09
                        56,666                           1.05       05/01/10
                        50,000                           1.05       05/01/08
                        50,000                           1.05       04/12/09

                        Shares underlying unexercised
                              Option which are:         Exercise   Expiration
 Name                   Exercisable   Unexercisable      Price        Date
------                  -----------   -------------     --------   ----------

 Maximilian de Clara    60,000                           1.05       04/19/10
                        60,000                           1.38       03/22/11
                        75,000                           0.54       03/14/12
                        50,000                           0.61       09/02/14
                        33,334                           0.48       09/21/15
                        33,334                           0.58       09/12/16
                      --------
                       656,667
                                         16,666          0.48       09/21/15
                                         66,666          0.58       09/12/16
                                        200,000          0.63       09/13/17
                                        -------
                                        283,332

--------------------------------------------------------------------------------

 Geert R. Kersten       50,000                           1.05       11/01/08
                        14,000                           1.05       10/31/08
                        50,000                           1.05       07/31/08
                       224,000 (1)                       1.05       06/10/08
                        50,000                           1.05       09/25/09
                       150,000                           1.05       05/01/10
                        50,000                           1.05       05/01/08
                        50,000                           1.05       04/12/09
                        95,000 (1)                       1.94       08/31/08
                        60,000                           1.05       04/19/10
                        60,000                           1.38       03/22/11
                       560,000 (1)                       1.05       10/16/08
                       105,000                           0.54       03/14/12
                     1,890,000                           0.22       04/01/13
                        50,000                           0.61       09/02/14
                        33,334                           0.48       09/21/15
                        66,667                           0.58       09/12/16
                     ---------
                     3,558,001
                                         16,666          0.48       09/21/15
                                        133,333          0.58       09/12/16
                                        200,000          0.63       09/13/17
                                        -------
                                        349,999

--------------------------------------------------------------------------------

 Patricia B. Prichep     6,000                           1.05       12/01/08
                        10,000                           1.05       11/30/08
                         9,500                           1.05       07/31/08
                         3,000                           1.05       12/31/09
                        35,000                           1.05       03/01/10
                        17,000                           1.05       12/01/08
                        15,000                           1.05       04/12/09
                        47,500 (1)                       1.94       08/31/08
                        23,000                           1.05       02/02/10

                        Shares underlying unexercised
                              Option which are:         Exercise   Expiration
 Name                   Exercisable   Unexercisable      Price        Date
------                  -----------   -------------     --------   ----------

 Patricia B. Prichep    25,000                           1.18       12/08/10
                        30,000                           1.00       12/03/11
                       200,000 (1)                       1.05       10/16/08
                        10,500                           0.54       03/14/12
                        50,000                           0.33       04/26/12
                       243,000                           0.22       04/01/13
                       337,000                           0.22       04/01/13
                        50,000                           0.61       09/02/14
                        20,000                           0.48       09/21/15
                        30,000                           0.58       09/12/16
                     ----------
                     1,161,500
                                          10,000         0.48       09/21/15
                                          60,000         0.58       09/12/16
                                         100,000         0.63       09/13/17
                                         -------
                                         170,000

--------------------------------------------------------------------------------

 Eyal Talor, Ph.D.      15,500                           1.05       07/31/08
                        16,666                           1.05       03/16/10
                        15,000                           1.05       08/03/08
                        10,000 (1)                       1.94       08/31/08
                        20,000                           1.05       08/02/09
                        25,000                           1.76       11/10/10
                        35,000                           1.00       12/03/11
                       160,000 (1)                       1.05       10/16/08
                        50,000                           0.33       04/26/12
                       374,166                           0.22       04/01/13
                        50,000                           0.61       09/02/14
                        20,000                           0.48       09/21/15
                        26,667                           0.58       09/12/16
                       -------
                       817,999
                                          10,000         0.48       09/21/15
                                          53,333         0.58       09/12/16
                                         100,000         0.63       09/13/17
                                         -------
                                         163,333

--------------------------------------------------------------------------------

 Daniel Zimmerman,
   Ph.D.                12,000                           1.05       12/31/08
                         3,000                           1.05       12/31/09
                         7,000                           1.05       06/19/10
                        15,000                           1.05       02/19/08
                        30,000 (1)                       1.94       08/31/08
                        15,000                           1.05       04/12/09
                        20,000                           1.05       02/02/10
                        20,000                           1.85       01/26/11
                       120,000 (1)                       1.05       10/16/08

                        Shares underlying unexercised
                              Option which are:         Exercise   Expiration
 Name                   Exercisable   Unexercisable      Price        Date
------                  -----------   -------------     --------   ----------

 Daniel Zimmerman,
   Ph.D.                41,000                           0.54       03/14/12
                        50,000                           0.33       04/16/12
                       392,000                           0.22       04/01/13
                        50,000                           0.61       09/02/14
                        20,000                           0.48       09/21/15
                        20,000                           0.58       09/12/16
                       -------
                       815,000
                                         10,000          0.48       09/21/15
                                         40,000          0.58       09/12/16
                                         75,000          0.63       09/13/17
                                        -------
                                        125,000

--------------------------------------------------------------------------------

 John Cipriano          100,000                          1.13       03/01/14
                         20,000                          0.61       09/02/14
                         20,000                          0.48       09/21/15
                         20,000                          0.58       09/12/16
                        -------
                        160,000
                                           10,000        0.48       09/21/15
                                           40,000        0.58       09/12/16
                                           75,000        0.63       09/13/17
                                          -------
                                          125,000

(1)  Options purchased by Employee through the Salary Reduction Plan.

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

     Non-Qualified Stock Option Plans. The Non-Qualified Stock Option Plans authorize the issuance of shares of CEL-SCI's common stock to persons that exercise options granted pursuant to the Plans. CEL-SCI's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee.

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

     Summary. The following shows certain information as of November 30, 2007 concerning the stock options and stock bonuses granted by CEL-SCI. Each option represents the right to purchase one share of CEL-SCI's common stock.

                                Total       Shares
                               Shares    Reserved for   Shares      Remaining
                              Reserved   Outstanding   Issued as  Options/Shares
Name of Plan                 Under Plans   Options    Stock Bonus   Under Plans
------------                 ----------- -----------  ----------- --------------

Incentive Stock Option Plans  9,100,000   4,556,933          N/A    4,306,833
Non-Qualified Stock Option
 Plans                       12,760,000   7,420,231          N/A    2,032,667
Stock Bonus Plans             6,940,000         N/A    2,112,535    4,827,381

     Of the shares issued pursuant to CEL-SCI's Stock Bonus Plans 975,419 shares were issued as part of CEL-SCI's contribution to its 401(k) plan.

     The following table shows the weighted average exercise price of the outstanding options granted pursuant to CEL-SCI's Incentive and Non-Qualified Stock Option Plans as of September 30, 2007, CEL-SCI's most recent fiscal year end. CEL-SCI's Incentive and Non-Qualified Stock Option Plans have been approved by CEL-SCI's shareholders.


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
Plan category                  Options (a)      Options       Reflected in Column (a)
------------------------------------------------------------------------------------

Incentive Stock Option Plans      4,601,933        $0.64           4,306,833
Non-Qualified Stock Option Plans  7,462,698        $0.69           2,040,667



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The following table shows, as of November 30, 2007, information with respect to the only persons owning beneficially 5% or more of the outstanding common stock and the number and percentage of outstanding shares owned by each director and officer and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address                   Number of Shares (1)    Percent of Class (3)
----------------                   --------------------    --------------------

Maximilian de Clara                     894,674                   0.8%
Bergstrasse 79
6078 Lungern,
Obwalden, Switzerland

Geert R. Kersten                      6,633,981 (2)               5.6%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Patricia B. Prichep                   1,837,242                   1.6%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Eyal Talor, Ph.D.                     1,214,107                   1.0%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Name and Address                   Number of Shares (1)    Percent of Class (3)
----------------                   --------------------    --------------------

Daniel H. Zimmerman, Ph.D.            1,269,433                   1.1%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

John Cipriano                           278,824                   0.2%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Alexander G. Esterhazy                  354,999                   0.3%
20 Chemin du Pre-Poiset
CH- 1253 Vandoeuvres
Geneve, Switzerland

C. Richard Kinsolving, Ph.D.            584,090                   0.5%
P.O. Box 20193
Bradenton, FL 34204-0193

Peter R. Young, Ph.D.                   356,267                   0.3%
1247 Dodgeton Drive
Frisco, TX 75034-1432

All Officers and Directors           13,423,617                  10.9%
as a Group (9 persons)

(1) Includes shares issuable prior to January 31, 2008 upon the exercise of options or warrants granted to the following persons:

                                        Options or Warrants Exercisable
      Name                                 Prior to January 31, 2008
      ----                              -------------------------------

      Maximilian de Clara                          656,667
      Geert R. Kersten                           3,558,001
      Patricia B. Prichep                        1,161,500
      Eyal Talor, Ph.D.                            817,999
      Daniel H. Zimmerman, Ph.D.                   815,000
      John Cipriano                                160,000
      Alexander G. Esterhazy                       234,999
      C. Richard Kinsolving, Ph.D.                 395,000
      Peter R. Young, Ph.D.                        221,666

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

     BDO Seidman, LLP served as CEL-SCI's auditors for the two years ended September 30, 2007. The following table shows the aggregate fees billed to CEL-SCI for these years by BDO Seidman, LLP:

                                      Year Ended September 30,
                                      2007               2006
                                      ----               ----

Audit Fees                         $ 142,704          $204,860
Audit-Related Fees                        --                --
Tax Fees                                  --                --
All Other Fees                            --                --

     Audit fees represent amounts billed for professional services rendered for the audit of CEL-SCI's annual financial statements and the reviews of the financials statements included in CEL-SCI's 10-Q reports for the fiscal year and all regulatory filings. Before BDO Seidman, LLP was engaged by CEL-SCI to render audit or non-audit services, the engagement was approved by CEL-SCI's audit committee. CEL-SCI's Board of Directors is of the opinion that the Audit Fees charged by BDO Seidman, LLP are consistent with BDO Seidman, LLP maintaining its independence from CEL-SCI.

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

3(b) Amended Articles                   Incorporated by reference to Exhibit
                                        3(a) of CEL-SCI's Registration Statement on Form S-1, Registration Nos. 2-85547-D and 33-7531.

Exhibits                                Page Number
--------                                -----------

3(c) Amended Articles (Name             Filed as Exhibit 3(c) to CEL-SCI's
change only)                            Registration Statement on Form S-1
                                        Registration Statement (No. 33-34878).

3(d) Bylaws                             Incorporated by reference to Exhibit
                                        3(b) of CEL-SCI's Registration Statement on Form S-1, Registration Nos. 2-85547-D and 33-7531.

4   Shareholders Rights Agreement       Incorporated  by reference to Exhibit 4
                                        of CEL-SCI'S report on Form 8-K dated
                                        November 7, 2007.

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

10(g) Securities Purchase Agreement     Incorporated by reference to Exhibit 10
      (together with schedule required  to CEL-SCI's report on Form 8-K dated
      by Instruction 2 to Item 601 of   August 4, 2006.
      Regulation S-K) pertaining to
      Series K notes and warrants,
      together with the exhibits to
      the Securities Purchase
      Agreement.

10(h) Subscription Agreement            Incorporated by reference to Exhibit 10
      (together with Schedule required  of CEL-SCI's report on Form 8-K dated
      by Instruction 2 to Item 601 of   April 18, 2007.
      Regulation S-K) pertaining to
      April 2007 sale of 20,000,000
      shares of CEL-SCI's common stock,
      10,000,000 Series L warrants and
      10,000,000 Series M Warrants.

23    Consent of BDO Seidman, LLP        __________________________________

31    Rule 13a-14(a) Certifications      __________________________________

32    Section 1350 Certifications        __________________________________

                CEL-SCI CORPORATION

                Consolidated Financial Statements for the Years
                Ended September 30, 2007, 2006, and 2005, and
                Report of Independent Registered Public Accounting Firm

CEL-SCI CORPORATION

TABLE OF CONTENTS


                                                                          Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                   F- 2

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
SEPTEMBER 30, 2007, 2006, AND 2005:

    Consolidated Balance Sheets                                           F- 3

    Consolidated Statements of Operations                                 F- 5

    Consolidated Statements of Stockholders' Equity                       F- 6

    Consolidated Statements of Cash Flows                                 F- 8

    Notes to Consolidated Financial Statements                           F- 12

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
CEL-SCI Corporation
Vienna, Virginia

We have audited the accompanying consolidated balance sheets of CEL-SCI Corporation as of September 30, 2007 and 2006 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CEL-SCI Corporation at September 30, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.



/s/ BDO SEIDMAN LLP

Bethesda, Maryland

January 11, 2008

                               CEL-SCI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2007 AND 2006

ASSETS                                        2007                 2006
                                       -------------------  --------------------

CURRENT ASSETS:
     Cash and cash equivalents          $     10,993,021     $       8,080,365
     Interest and other receivables               57,476                35,626
     Prepaid expenses                             34,578               526,498
     Inventory used for R&D and
       manufacturing                             385,650               390,644
     Deposits                                     14,828                14,828
                                       -------------------  --------------------

                  Total current assets        11,485,553             9,047,961

RESEARCH AND OFFICE EQUIPMENT AND
  LEASEHOLD IMPROVMENTS-- less accumulated
  depreciation of $1,859,644 and $1,773,102      233,876                92,117

PATENT COSTS--less accumulated
  amortization of $896,407 and
  $816,169                                       541,380               513,199

RESTRICTED CASH                                2,168,629                     -

DEFERRED RENT                                  6,301,364                     -
                                       -------------------  --------------------

TOTAL ASSETS                             $    20,730,802      $      9,653,277
                                       ===================  ====================

                                              (continued)

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)



                                              2007                 2006
                                       -------------------  --------------------
CURRENT LIABILITIES:

  Accounts payable                               248,120               98,056
  Accrued expenses                                98,603                74,894
  Due to employees                                26,735                17,425
  Accrued interest on convertible debt            68,795                74,473
  Deposits held                                    3,000                 3,000
  Derivative instruments - current
   portion                                       782,732             1,670,234
                                       -------------------  --------------------

           Total current liabilities           1,227,985             1,938,082

  Deferred rent                                    1,466                     -
  Derivative instruments -
   noncurrent portion                          4,831,252             8,645,796
                                       -------------------  --------------------

                   Total liabilities           6,060,703            10,583,878

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT):
  Preferred stock, $.01 par value--authorized
  100,000 shares, issued and outstanding, -0-
Common stock, $.01 par value--authorized
  300,000,000 shares; issued and outstanding,
  115,678,662 and 82,697,428 shares at
  September 30, 2007 and 2006, respectively    1,156,787               826,974
  Additional paid-in capital                 130,081,378           105,180,834
  Accumulated deficit                       (116,568,066)         (106,938,409)
                                       -------------------  --------------------

Total stockholders' equity (deficit)          14,670,099              (930,601)
                                       -------------------  --------------------

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY (DEFICIT)         $      20,730,802    $        9,653,277
                                       ===================  ====================

                 See notes to consolidated financial statements

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

                                         2007            2006           2005
                                    --------------  -------------  -------------

GRANT REVENUE AND OTHER             $   57,043      $    125,457   $    269,925

OPERATING EXPENSES:
 Research and development (excluding
  R&D depreciation of $91,292,
  $74,043 and $96,442 respectively,
  included below)                    2,528,528         1,896,976      2,229,729
 Depreciation and amortization         176,186           170,903        190,420
 General & administrative            6,704,538         3,406,774      1,930,543
                                  --------------    -------------  -------------

         Total operating expenses    9,409,252         5,474,653      4,350,692
                                  --------------    -------------  -------------
NET OPERATING LOSS                  (9,352,209)       (5,349,196)    (4,080,767)

GAIN ON DERIVATIVE INSTRUMENTS         868,182         2,325,784        363,028

COSTS ASSOCIATED WITH CONVERTIBLE DEBT       -        (4,791,548)             -

OTHER INCOME                                 -                 -        625,472

INTEREST INCOME                        562,973            92,487         52,660

INTEREST EXPENSE                    (1,708,603)         (216,737)             -
                                  --------------    -------------  -------------
NET LOSS                          $ (9,629,657)     $ (7,939,210)  $ (3,039,607)
                                  ==============    =============  =============
NET LOSS PER COMMON SHARE
      BASIC                       $      (0.10)     $      (0.10)  $      (0.04)
      DILUTED                     $      (0.10)     $      (0.11)  $      (0.05)

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING
      BASIC                         97,310,488        78,971,290     72,703,395
      DILUTED                       97,310,488        93,834,078     73,581,925

                 See notes to consolidated financial statements.

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

                                                             Additional
                                       Common Stock            Paid-In         Unearned       Accumulated
                                   Shares        Amount        Capital       Compensation       Deficit             Total
                                 ------------------------------------------------------------------------------------------
BALANCE, OCTOBER 1, 2004        72,147,367    $  721,474    $ 99,374,697     $ (14,237)    $ (95,959,592)    $  4,122,342

Stock issued to nonemployees
  for service                        8,687            86           4,084                                            4,170

Exercise of stock options          200,669         2,007          47,778                                           49,785

Issuance of stock options
  to nonemployees                                                  7,972                                            7,972

401(k) contributions paid
  in common stock                  144,469         1,445          77,423                                           78,868

Issuance of common stock
  for equity line of credit        743,014         7,430          359,842                                         367,272

Expense unearned compensation                                                   14,237                             14,237

Private placement                1,250,000        12,500          487,500                                         500,000

Net loss                                                                                     (3,039,607)       (3,039,607)
                                ----------    ----------      -----------     --------      -----------        ----------
BALANCE SEPTEMBER 30, 2005      74,494,206       744,942      100,359,296           --      (98,999,199)        2,105,039

Stock issued to nonemployees
  for service                      980,000         9,800          611,250                                         621,050

Exercise of stock options          150,000         1,500           37,217                                          38,717

Issuance of stock options                                                                                              --
  to nonemployees                                                 271,893                                         271,893

Extension of options                                               86,864                                          86,864

401(k) contributions paid                                                                                              --
  in common stock                  132,989         1,330           84,150                                          85,480

Issuance of common stock to
  employees                        583,815         5,838          317,468                                         323,306

Issuance of common stock
  for equity line of credit      1,419,446        14,194          663,533                                         677,727


CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

                                                                Additional
                                       Common Stock              Paid-In         Unearned       Accumulated
                                   Shares        Amount          Capital       Compensation       Deficit             Total
                                 ------------------------------------------------------------------------------------------
Payment of interest on
convertible debt in
  common stock                     68,500            685          37,228                                               37,913
Penalty shares issued             186,250          1,863         130,624                                              132,487
Exercise of warrants            1,300,000         13,000         652,000                                              665,000
Cashless exercise of warrants     882,222          8,822          (8,822)                                                  --
Private placement                2,500,000        25,000         975,000                                            1,000,000
Reclassification of derivatives                                  797,835                                              797,835
  SFAS 123R cost of employee
   options                                                       180,298                                              180,298
Financing costs                                                  (15,000)                                             (15,000)
Net loss                                                                                          (7,939,210)      (7,939,210)
                               -----------    -----------     ----------       -------------      ----------      -----------
BALANCE, SEPTEMBER 30, 2006     82,697,428        826,974    105,180,834                  --    (106,938,409)        (930,601)

Private placement               20,043,331        200,433     14,832,067                                           15,032,500
401(k) contributions paid
  in common stock                  137,546          1,376         88,347                                               89,723
Issuance of common stock to
  employees                      1,663,830         16,638        308,140                                              324,788
Exercise of stock options        1,337,364         13,374        599,092                                              612,466
Penalty shares issued              245,000          2,450        153,900                                              156,350
Stock issued to nonemployees
  for service                    3,466,300         34,663      2,512,736                                            2,547,399
Issuance of stock options
  to nonemployees                                              1,556,228                                            1,556,228
Payment of principal on
convertible debt in common
  stock                            343,099          3,431        229,724                                              233,155
Conversion of convertible debt
  into common stock              5,744,764         57,448      4,323,279                                            4,380,727
SFAS 123R cost of employee
  options                                                        307,201                                              307,201
Financing costs                                                  (10,170)                                             (10,170)
Net loss                                                                                         (9,629,657)       (9,629,657)
                               -----------    -----------     ----------       -------------      ----------      -----------
BALANCE, SEPTEMBER 30, 2007    115,678,662    $ 1,156,787   $130,081,378        $         --  $(116,568,066)      $14,670,099
                               ===========    ===========   =============       ============   ============       ===========

See notes to consolidated financial statements

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2007, 2006 AND
2005

                                                    2007            2006           2005
                                                --------------  -------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net loss                                       $(9,629,657)    $ (7,939,210)   %(3,039,607)
  Adjustments to reconcile net loss to
    net cash used for operating activities:

      Depreciation and amortization                  176,186          170,902         190,420
      Issuance of stock options to
         nonemployees for services                   191,455          271,893         7,972
      Issuance of common stock for services        2,547,399          621,050         4,170
      Penalty shares issued to nonemployees          156,350          132,487            --
      Modification of stock options                       --           86,864            --
      Issuance of stock to employees                 324,778          323,306            --
      Employee option cost                           307,201          180,298            --
      Common stock contributed to 401(k)
         plan                                         89,723           85,480        78,868
      Decrease in unearned compensation                   --               --        14,237
      Impairment loss on abandonment of
         patents                                      34,122               --         3,716
      Loss on retired equipment                           --              645         1,806
      Deferred rent                                    1,466               --            --
      Amortization of discount on
         convertible note                          1,180,421          104,351            --
      Gain on derivative instruments                (868,182)      (2,325,784)     (363,028)
      Change in assets and liabilities:
        Decrease (increase) in interest and
           other receivables                         (14,753)         (14,462)           92
        Decrease (increase) in prepaid
           expenses                                   491,920        (454,651)       57,795
        (Increase) decrease in inventory
           used in R&D and manufacturing                4,994         (29,839)       18,150
        Increase (decrease) in accounts
           payable                                     89,159           3,637       (71,782)
        Increase in accrued expenses                   23,709             275        10,259
        Increase (decrease) in accrued
           interest on convertible debt                (5,678)        112,386            --
        Increase (decrease) in due to
           employees                                    9,310          (5,455)       17,560
                                                   ----------       ---------      --------
      Net cash used for operating activities       (4,890,077)     (8,675,827)   (3,069,372)
                                                   ----------       ---------      --------

CASH FLOWS USED FOR INVESTING ACTIVITIES:
      Deferred rent on manufacturing
           facility                                (4,936,591)             --            --
      Increase in restricted cash                  (2,168,629)             --            --
      Purchases of equipment                         (181,459)         (1,885)      (65,736)
      Expenditures for patent costs                  (137,884)        (88,819)      (87,966)
                                                   ----------       ---------      --------
      Net cash used for investing activities       (7,424,563)        (90,704)     (153,702)
                                                   ----------       ---------      --------

                                                                   (continued)
See notes to consolidated financial statements.

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

                                                    2007             2006            2005
                                                --------------   -------------    -----------
 CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

  Proceeds from issuance of common stock         $15,032,500     $  1,000,000    $   500,000
  Proceeds from exercise of warrants                      --          665,000             --
  Draw-downs on equity line of credit                     --          677,727        367,272
  Proceeds from exercise of stock options            612,466           38,717         49,785
  Proceeds from convertible debt                          --        8,300,000             --
  Fair value adjustment for convertible debt              --        3,163,265             --
  Fair value adjustment for warrants issued
    in relation to convertible debt                       --          835,666             --
  Principal payments on convertible debt            (407,500)              --             --
  Warrants issued to placement agent                      --          223,907             --
  Costs for equity related transactions not
    completed                                        (10,170)         (15,000)            --
                                                  -----------      ----------     ----------
   Net cash provided by financing activities      15,227,296       14,889,282        917,057
                                                  -----------      ----------     ----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                 2,912,656        6,122,751     (2,306,017)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR       8,080,365        1,957,614      4,263,631
                                                  -----------      ----------     ----------
CASH AND CASH EQUIVALENTS, END OF YEAR            10,993,021        8,080,365      1,957,614
                                                 ===========       ==========     ==========

                                                                   (continued)

See notes to consolidated financial statements.

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005

                                                 2007            2006           2005
                                             --------------  -------------   -----------
CONVERSION OF CONVERTIBLE DEBT
  INTO COMMON STOCK:
    Decrease in convertible debt             $ 4,373,631      $        --      $       --
    Increase in receivables                        7,096               --              --
    Increase in common stock                     (57,448)              --              --
    Increase in additional paid-in capital    (4,323,279)              --              --
                                             -----------      -----------      ----------
                                             $        --      $        --      $       --
                                             ===========      ===========      ==========
CONVERSION OF INTEREST ON
  CONVERTIBLE DEBT INTO COMMON STOCK:
    Decrease in accrued liabilities          $        --      $    37,913      $       --
    Increase in common stock                          --             (685)             --
    Increase in additional paid-in capital            --          (37,228)             --
                                             -----------      -----------      ----------
                                             $        --      $        --      $       --
                                             ===========      ===========      ==========
PAYMENT OF CONVERTIBLE DEBT PRINCIPAL WITH
COMMON STOCK:
     Decrease in convertible debt            $   233,155      $        --      $       --
     Increase in common stock                     (3,431)              --              --
     Increase in additional paid-in capital     (229,724)              --              --
                                             -----------      -----------      ----------
                                             $        --      $        --      $       --
                                             ===========      ===========      ==========
ISSUANCE OF SERIES L AND M WARRANTS:
     Increase in additional paid-in capital  $(5,598,655)     $        --      $       --
     Decrease in additional paid-in capital    5,598,655               --      $       --
                                             -----------      -----------      ----------
                                             $        --      $        --      $       --
                                             ===========      ===========      ==========
WARRANTS ISSUED TO LESSOR:
     Increase in deferred rent               $ 1,364,773      $        --      $       --
     Increase in additional paid-in capital   (1,364,773)              --              --
                                             -----------      -----------      ----------
                                             $        --      $        --      $       --
                                             ===========      ===========      ==========
EQUIPMENT COSTS INCLUDED IN
  ACCOUNTS PAYABLE:
    Increase in research and office
        equipment                            $    52,476      $        --      $      268
    Increase in accounts payable                 (52,476)              --            (268)
                                             -----------      -----------      ----------
                                             $        --      $        --      $       --
                                             ===========      ===========      ==========

                                                                   (continued)
See notes to consolidated financial statements.

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2007, 2006 AND 2005


                                                 2007            2006           2005
                                             --------------  -------------   -----------
PATENT COSTS INCLUDED IN
  ACCOUNTS PAYABLE:
    Increase in patent costs                 $    8,429      $    20,065       $   2,568
    Increase in accounts payable                 (8,429)         (20,065)         (2,568)
                                             ----------      -----------       ---------
                                             $       --      $        --       $      --
                                             ==========      ===========       =========
CASHLESS EXERCISE OF WARRANTS:
    Increase in common stock                         --           (8,822)             --
    Increase in additional paid-in capital           --            8,822              --
                                             ----------      -----------       ---------
                                             $       --      $        --       $      --
                                             ==========      ===========       =========

RECLASSIFICATION OF DERIVATIVE
  INSTRUMENTS:
    Decrease in derivative instruments               --      $   797,835       $      --
    Increase in additional paid-in capital           --         (797,835)             --
                                             ----------      -----------       ---------
                                             $       --      $        --       $      --
                                             ==========      ===========       =========
FAIR VALUE ADJUSTMENT FOR CONVERTIBLE
  DEBT AND RELATED WARRANTS:
     Increase in convertible debt                    --      $ 3,998,931       $      --
    Increase in costs associated with
      convertible debt                               --       (3,998,931)             --
                                             ----------      -----------       ---------
                                             $       --      $        --       $      --
                                             ==========      ===========       =========

COST OF NEW WARRANTS AND REPRICING OF
  OLD WARRANTS ON PRIVATE PLACEMENT:
      Increase in additional paid-in capital         --      $ 1,192,949       $      --
      Decrease in additional paid-in capital         --       (1,192,949)             --
                                             ----------      -----------       ---------
                                             $       --      $        --       $      --
                                             ==========      ===========       =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
Cash expenditure for interest expense        $  528,182      $        --       $      --


See notes to consolidated financial statements.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   CEL-SCI Corporation (the "Company") was incorporated on March 22, 1983, in the state of Colorado, to finance research and development in biomedical science and ultimately to engage in marketing and selling products.

   CEL-SCI's lead product, Multikine(R), is being developed for the treatment of cancer. Multikine is a patented immunotherapeutic agent consisting of a mixture of naturally occurring cytokines, including interleukins, interferons, chemokines and colony-stimulating factors, currently being developed for the treatment of cancer. Multikine is designed to target the tumor micro-metastases that are mostly responsible for treatment failure. The basic concept is to add Multikine to the current cancer treatments with the goal of making the overall cancer treatment more successful. Phase II data indicated that Multikine treatment resulted in a substantial increase in the survival of patients. The lead indication is advanced primary head & neck cancer. Since Multikine is not tumor specific, it may also be applicable in many other solid tumors.

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

c. Restricted Cash--The restricted cash is money held in escrow pursuant to the lease agreement for the manufacturing facility.

d. Prepaid Expenses and Inventory-- Prepaid expenses consist of expenses which benefit a substantial period of time. Inventory consists of manufacturing production advances and bulk purchases of laboratory supplies to be consumed in the manufacturing of the Company's product for clinical studies.

e. Research and Office Equipment--Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the terms of the lease. Repairs and maintenance which do not extend the life of the asset are expensed when incurred. The fixed assets are reviewed on a quarterly basis to determine if any of the assets are impaired. Depreciation expense for the years ended September 30, 2007, 2006 and 2005 totaled $92,176, $90,664 and $116,268, respectively.

f. Patents--Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years). In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss is the difference between the estimated fair value of the asset and its carrying value. During the years ended September 30, 2007, 2006 and 2005, the Company recorded patent impairment charges of $34,122, $-0- and $3,716, respectively, for the net book value of patents abandoned during the year. These abandonments included the write off in the year ended September 30, 2007 of the unamortized patent costs in Viral Technologies, Inc., the Company's wholly owned subsidiary, totaling $34,122. These amounts are included in general and administrative expenses. Amortization expense for the years ended September 30, 2007, 2006 and 2005 totaled $84,010, $80,238 and $74,152, respectively. The Company estimates that amortization expense will be $77,846 for each of the next five years, totaling $389,230.

g. Deferred Rent--The Company has included in deferred rent the following: 1) deposit on the manufacturing facility ($3,150,000); 2) warrants issued to lessor ($1,364,773); and 3) deposit on the cost of the leasehold improvements for the manufacturing facility ($1,786,591).

h. Derivative Instruments--The Company enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangement in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS No. 133") and Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", ("EITF 00-19"), as well as related interpretations of these standards. In accordance with accounting principles generally accepted in the United States ("GAAP"), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the statement of financial position and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features can not be reliably measured, the Company measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument and precluding the use of "blockage" discounts or premiums in determining the fair value of a large block of financial instruments. Fair value under these conditions does not necessarily represent fair value determined using valuation standards that give consideration to blockage discounts and other factors that may be considered by market participants in establishing fair value.

i. Research and Development Grant Revenues--The Company's grant arrangements are handled on a reimbursement basis. Grant revenues under the arrangements are recognized as grant revenue when costs are incurred. The grants which the Company had been receiving have been exhausted in fiscal year 2007 and the Company is currently not receiving funds from any grants.

j. Research and Development Costs--Research and development expenditures are expensed as incurred. Total research and development costs, excluding depreciation, were $2,528,528, $1,896,977 and $2,326,171 for the years ended September 30, 2007, 2006 and 2005.

k. Net Loss Per Common Share--Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Potentially dilutive common stock equivalents, including convertible preferred stock, convertible debt and options to purchase common stock, were included in the calculation unless it was antidilutive.

l. Concentration of Credit Risk--Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company maintains its cash and cash equivalents with high quality financial institutions. At times, these accounts may exceed federally insured limits. The Company has not experienced any losses in such bank accounts. The Company believes it is not exposed to significant credit risk related to cash and cash equivalents.

m. Income Taxes--The Company has net operating losses of approximately $93,519,300. The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.

n. Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Accounting for derivatives is based upon valuations of derivative instrument determined using various valuation techniques including the Black-Scholes and binomial pricing methodologies. The Company considers such valuations to be significant estimates.

o. Recent Accounting Pronouncements--In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements". The statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is evaluating whether this statement will affect its current practice in valuing fair value of its derivatives each quarter.

   In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 15". The Statement permits companies to choose to measure many financial instruments and certain other items at fair value. The statement is effective for fiscal years that begin after November 15, 2007, but early adoption is permitted. The Company is evaluating the effect of the adoption of this statement.

   In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") which clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 is not expected to have an effect on the consolidated financial statements.

p. Stock-Based Compensation-- In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment (stock options and restricted stock) issued to employees. 123R applies to all transactions involving issuance of equity by a Company in exchange for goods and services, including transactions with employees. SFAS No. 123R was effective for the first fiscal period in the fiscal year beginning after June 15, 2005. The Company adopted SFAS 123R beginning October 1, 2005. The Company recognized expense of $307,201 for options issued or vested during the fiscal year ended September 30, 2007 and expense of $180,298 for options issued or vested during the fiscal year ended September 30, 2006. This expense was recorded as general and administrative expense. The following table summarizes stock option activity for the year ended September 30, 2007.

Non-Qualified Stock Option Plan
-------------------------------

                                     Outstanding                                                    Exercisable
                      ---------------------------------------------     -----------------------------------------------------
                                            Weighted Ave                                          Weighted
                                 Weighted    Remaining                                Weighted     Average
                      Number     Average    Contractual    Aggregate       Number     Average     Contractual      Aggregate
                        of       Exercise       Term       Intrinsic         of       Exercise       Term          Intrinsic
                      Shares      Price        (Years)       Value         Shares       Price       (Years)           Value
                     -------     --------   ------------   -----------    ---------   --------    -----------      -----------
Outstanding at
October 1, 2006      6,731,362    $ 0.65        5.66       $1,384,353     5,606,713    $ 0.68         5.05          $1,300,020
Vested                                                                      554,663      0.58
Granted                870,000      0.66       10.00                        870,000      0.66        10.00
Exercised             (653,664)     0.47        5.62          257,463      (653,664)     0.47         5.62             257,463
Forfeited
Expired                (40,000)     2.15                                    (40,000)     2.15
Outstanding at
 September 30, 2007  6,907,698    $ 0.70        5.17       $1,162,496     5,467,712    $ 0.64         4.02          $1,085,252


Incentive Stock Option Plan
---------------------------

                                     Outstanding                                                    Exercisable
                      ---------------------------------------------     -----------------------------------------------------
                                            Weighted Ave                                          Weighted
                                 Weighted    Remaining                                Weighted     Average
                      Number     Average    Contractual    Aggregate       Number     Average     Contractual      Aggregate
                        of       Exercise       Term       Intrinsic         of       Exercise       Term          Intrinsic
                      Shares      Price        (Years)       Value         Shares       Price       (Years)           Value
                     -------     --------   ------------   -----------    ---------   --------    -----------      -----------
Outstanding at
October 1, 2006      4,326,933    $ 0.65        6.03       $1,047,933     3,810,26     $ 0.66         5.59          $1,021,933
Vested                                                                     213,334       0.64

Granted                300,000      0.63       10.00                       300,000       0.63        10.00
Exercised
Forfeited              (25,000)     3.12                                   (25,000)      3.12
Expired
Outstanding at
September 30, 2007   4,601,933    $ 0.64        5.38       $1,078,567    3,998,601       0.63         4.52          $1,050,067


      The total intrinsic value of options exercised during the year ended September 30, 2007 was $257,463.

      A summary of the status of the Company's non-vested options as of September 30, 2007 is presented below:

Non-qualified Stock Option Plan:

      Nonvested at October 1, 2005         1,572,470       $0.25
      Vested                              (1,538,821)
      Granted                              1,466,000
      Forfeited                                   --
      Expired                                     --
                                          ----------

      Nonvested at September 30, 2006      1,499,649       $0.23
      Vested                                (554,663)
      Granted                                870,000
      Forfeited                                   --
      Expired                                     --
                                          ----------

      Nonvested at September 30, 2007      1,814,986       $0.51

Incentive Stock Option Plan:

      Nonvested at October 1, 2005         1,086,665     $0.21
      Vested                                (939,999
      Granted                                370,000
      Forfeited                                   --
      Expired                                     --
                                          ----------

      Nonvested at September 30, 2006        516,666       $0.46
      Vested                                (213,334)
      Granted                                300,000
      Forfeited                                   --
      Expired                                     --
                                          ----------

      Nonvested at September 30, 2007        603,332       $0.49

   The weighted average fair value at the date of grant for options granted during fiscal years 2007, 2006 and 2005 was $0.53, $0.58 and $0.48, respectively.

   For the year ended September 30, 2005, if the Company had elected to recognize compensation expense based on the fair value of the awards granted consistent with the provisions of SFAS No. 123, the Company's net loss and net loss per common share would have been increased to the pro forma amounts indicated below:

                                          September 30, 2005
                                          ------------------
   Net loss:
       As reported                          $(3,039,607)
       subtract:  Total stock-based
       employee compensation
       expense determined under
       fair-value based method for
       all awards                              (575,716)
                                            ------------
       Pro forma net loss                   $(3,615,323)
                                            ===========
   Net loss per common share:
       As reported                          $     (0.04)
                                            ===========

       Pro forma                            $     (0.05)
                                            ===========

   In September 2007, CEL-SCI issued 1,170,000 stock options to employees and directors at a fair value of $616,977, or $0.53 per share. In September 2006, CEL-SCI issued 1,086,000 stock options to employees and directors at a fair value of $543,699, or $0.50 per share. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                           2007         2006
                                           ----         ----

      Expected stock risk volatility        80%          78%
      Risk-free interest rate             4.67%        4.88%
      Expected life options             10 Years     10 Years
      Expected dividend yield                --            --

   The Company's stock options are not transferable, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. The Company has based its assumption for stock price volatility on the variance of monthly closing prices of the Company's stock. The risk-free rate of return used for fiscal years 2007 and 2006 equals the yield on ten-year zero-coupon U.S. Treasury issues on the grant date. Historical data was used to estimate option exercise and employee termination within the valuation model. The expected term of options represents the period of time that options granted are expected to be outstanding and has been determined based on an analysis of historical exercise behavior. No discount was applied to the value of the grants for non-transferability or risk of forfeiture.

   At the annual shareholders' meeting on September 14, 2007, the following plans were adopted:

o CEL-SCI's 2007 Incentive Stock Option Plan which provides that up to 1,000,000 shares of common stock may be issued upon the exercise of options granted pursuant to the Incentive Stock Option Plan.

o CEL-SCI's 2007 Non-Qualified Stock Option Plan which provides that up to 1,000,000 shares of common stock may be issued upon the exercise of options granted pursuant to the Non-Qualified Stock Option Plan.

o CEL-SCI's 2007 Stock Bonus Plan which provides that up to 1,000,000 shares of common stock may be issued to persons granted stock bonuses pursuant to the Stock Bonus Plan.

o CEL-SCI's Stock Compensation Plan was amended to provide for the issuance of up to 1,000,000 additional restricted shares of common stock to CEL-SCI's directors, officers, employees and consultants for services provided to CEL-SCI.

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

     Upon issuance of the Series K Notes and Series K Warrants, the Company allocated proceeds received to the Series K Notes and the Series K Warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Series K Notes to be $6,565,528. The Series K Notes were immediately marked to fair value resulting in a derivative liability in the amount of $9,728,793 and recognized a charge of $3,163,265, which was recorded as costs associated with convertible debt. As of September 30, 2007, the fair value of the Series K Notes is $3,010,836, and the Company recognized a gain of $760,810 during the year ended September 30, 2007. A debt discount in the amount of $1,734,472 is being amortized to interest expense using the effective interest method over the expected term of the Series K Notes. During the year ended September 30, 2007, the Company recorded interest expense of $1,183,728 in related amortization of the debt discount, because of conversions of the debt into stock and the amortization over the term of the Series K Notes.

     Upon issuance, the Series K Warrants and Placement Agent Warrants did not meet the requirements for equity classification set forth in EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," because such warrants (a) must be settled in registered shares and (b) are subject to substantial liquidated damages if the Company is unable to maintain the effectiveness of the resale registration of the shares. Therefore such warrants must be accounted for as freestanding derivative instruments pursuant to the provisions of FAS 133. Accordingly, the Company allocated $2,570,138 of the initial proceeds to the Series K Warrants and immediately marked them to fair value resulting in a derivative liability of $2,570,138 and recognized a charge of $835,666, which was recorded as costs associated with convertible debt. As of September 30, 2007, the fair value of the Series K Warrants is $2,410,322. This resulted in a gain on derivative instruments of $868,182 for the year ended September 30, 2007. The Company paid $568,710 in cash transaction costs and incurred another $223,907 in costs based upon the fair value of the Placement Agent Warrants, which was recorded as costs associated with convertible debt. Such costs were expensed immediately as part of fair value adjustments required in connection with the convertible debt instrument and the Company's irrevocable election to initially and subsequently measure the Series K Notes at fair value. As of September 30, 2007, the fair value of the Placement Agent Warrants was $192,826.

     During the year ended September 30, 2007, $4,399,285 in convertible debt and related derivative instruments was converted into 5,744,764 shares of common stock.

     The following summary comprises the total of the fair value of the convertible debt and related derivative instruments at September 30, 2007 and 2006:

                                                 2007            2006
                                                 ----            ----

     Face value of debt                      $3,285,715      $8,300,000
     Discount on debt                          (443,086)     (1,623,507)
     Investor warrants                        1,734,472       1,734,472
     Placement agent warrants                   192,826         177,582
     Fair value adjustment-convertible debt     168,207       1,418,423
     Fair value adjustment-investor warrants    675,850         309,060
                                            -----------       ---------
     Total fair value                        $5,613,984      $10,316,030
                                             ==========      ===========

3.    OPERATIONS AND FINANCING

   The Company has incurred significant costs since its inception in connection with the acquisition of certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities, and clinical trials. The Company has funded such costs with proceeds realized from the public and private sale of its common and preferred stock. The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts. To date, the Company has not generated any revenue from product sales. The ability of the Company to complete the necessary clinical trials and obtain Federal Drug Administration (FDA) approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

   Currently, the Company believes it has sufficient cash to support its operations at the current expenditure rate until 2009. The Company received the go-ahead from FDA in January 2007 to commence its Phase III clinical trial with Multikine.

4.   RESEARCH AND OFFICE EQUIPMENT

   Research and office equipment at September 30, 2007 and 2006, consists of the following:

                                                   2007             2006
                                                   ----             ----

Research equipment                            $  1,931,459      $ 1,712,137
Furniture and equipment                            119,020          110,041
Leasehold improvements                              43,041           43,041
                                              ------------       ----------
                                                 2,093,520        1,865,219
Less: Accumulated depreciation and
   amortization                                 (1,859,644)      (1,773,102)
                                              ------------       ----------
Net research and office equipment             $    233,876       $   92,117
                                              ============       ==========

5. INCOME TAXES

   At September 30, 2007 the Company had a federal net operating loss carryforward of approximately $93.5 million expiring from 2008 through 2027. The Company has deferred tax assets of approximately $35.6 million and $32.7 million at September 30, 2007 and 2006, respectively. The deferred tax assets are principally a result of the net operating loss carryforwards and research and development credits.

   At both September 30, 2007 and 2006, the Company has recognized a valuation allowance to the full extent of its deferred tax assets. The valuation allowances at September 30, 2007 and 2006 were approximately $35,596,300 and $32,690,200, respectively. In assessing the realization of the deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax assets are dependent upon the generation of future taxable income. Management has considered the history of the Company's operating losses and believes that the realization of the benefit of the deferred tax assets cannot be determined. In addition, under the Internal Revenue Code Section 382, the Company's ability to utilize these net operating loss carryforwards may be limited or eliminated in the event of a change in ownership. Internal Revenue Code Section 382 generally defines a change in ownership as the situation where there has been a more than 50 percent change in ownership of the value of the Company within the last three years.

   In addition, the Company has a general business credit as a result of the credit for increasing research activities of $1,950,700 and $1,713,900 at September 30, 2007 and 2006, respectively. These tax credits begin expiring after twenty years from the year in which the credit was generated. As discussed above, the Company believes that the realization of the benefit of these tax credits cannot be determined because the use of the credits is dependent upon the generation of future taxable income.

   The Company's effective tax rate is different from the applicable federal statutory tax rate. The reconciliation of these rates for the years ended September 30 is as follows:

                                               2007      2006      2005
                                             ---------  --------  --------
     Expected statutory rate                  (35.0%)   (35.0%)   (35.0%)
     State tax rate, net of federal benefit    (3.9%)    (3.9%)    (3.9%)
     Nondeductible interest                      1.4%      0.9%      0.0%
     Nondeductible (nontaxable) derivative
     losses (gains)                            (1.0%)    (2.9%)    (4.6%)
     Other nondeductible expenses                0.1%      6.1%     15.2%
     Increase in valuation allowance            38.4%     34.8%     28.3%
                                             ---------  --------  --------
     Effective tax rate                          0.0%      0.0%      0.0%
                                             =========  ========  ========

6. STOCK OPTIONS, BONUS PLAN AND WARRANTS

   Non-Qualified Stock Option Plan--At September 30, 2007, the Company has collectively authorized the issuance of 12,760,000 shares of common stock under the Non-Qualified Stock Option Plan. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options are to be determined by the Company's Compensation Committee, which administers all of the plans. The Company's employees, directors, officers, and consultants or advisors are eligible to be granted options under the Non-Qualified Stock Option Plan.

   Information regarding the Company's Non-Qualified Stock Option Plan is summarized as follows:

                                       Outstanding              Exercisable
                                   ---------------------    --------------------
                                                Weighted                Weighted
                                                Average                  Average
                                                Exercise                Exercise
                                    Shares       Price       Shares       Price
                                   --------    ---------    --------   ---------

   Options outstanding,
       October 1, 2004             6,899,138     $0.74     4,288,847     $0.98
                                 -----------

      Options granted                278,000      0.48
        Options exercised           (174,001)     0.24
        Options forfeited           (787,774)     1.35
                                 -----------

   Options outstanding,
       September 30, 2005          6,215,363     $0.66     4,642,893     $0.76
                                 -----------

       Options granted             1,466,000      0.63
       Options exercised            (150,001)     0.26
       Options forfeited             (20,000)     1.05
                                 -----------

   Options outstanding,
       September 30, 2006          7,511,362     $0.66     6,011,713     $0.69
                                 -----------

        Options granted            1,395,000      0.66
        Options exercised         (1,403,664)     0.47
        Options forfeited            (40,000)     2.15
                                 -----------

   Options outstanding,
        September 30, 2007         7,462,698     $0.69     5,972,712     $0.67

   In April 2005, the Company extended the expiration date on 1,625,333 options from the Nonqualified Stock Option Plan with exercise prices ranging from $1.05 to $1.94. The options originally would have expired from June 2005 to October 2005 and were extended for three years to expiration dates ranging from June 2008 to October 2008. This extension was considered a new measurement date with respect to the modified options. At the date of modification, the exercise price of the options exceeded the fair market value of the Company's common stock and no compensation expense was recorded. As of September 30, 2007, all of these options remain outstanding.

   In September 2006, the Company extended the expiration date on 126,666 options from the Nonqualified Stock Option Plan with an exercise price of $1.05. The options originally would have expired from September 2006 to May 2007 and were extended for three years to expiration dates ranging from September 2009 to May 2010. This extension was considered a new measurement date with respect to the modified options. At the date of modification, compensation expense of $30,468 was recorded. As of September 30, 2007, all of these options remain outstanding.

   Incentive Stock Option Plan--At September 30, 2007, the Company has collectively authorized the issuance of 9,100,000 shares of common stock under the Incentive Stock Option Plan. Options vest over a one-year to three-year period and expire no later than ten years after the grant date. Terms of the options are to be determined by the Company's Compensation Committee, which administers all of the plans. Only the Company's employees and directors are eligible to be granted options under the Incentive Plan.

   Information regarding the Company's Incentive Stock Option Plan is summarized as follows:

                                       Outstanding              Exercisable
                                   ---------------------    --------------------
                                                Weighted                Weighted
                                                Average                  Average
                                                Exercise                Exercise
                                    Shares       Price       Shares       Price
                                   --------    ---------    --------   ---------

       Options outstanding,
             October 1, 2004      3,833,100      $0.68     2,006,435     $1.05
         Options granted            170,000       0.48
         Options exercised          (26,667)      0.22
         Options forfeited           (3,800)      2.16
                                ------------

       Options outstanding,
             September 30, 2005   3,972,633      $0.68     2,885,968     $0.81
           Options granted          370,000       0.58
           Options exercised              -
           Options forfeited        (15,700)      5.36
                                ------------

       Options outstanding,
             September 30, 2006   4,326,933      $0.65     3,810,267     $0.66
                                ------------

             Options granted        300,000       0.63
             Options exercised            -
             Options forfeited      (25,000)      3.12
                                ------------

      Options outstanding,
         September 30, 2007       4,601,933      $0.64     3,998,601     $0.63

   In April 2005, the Company extended the expiration date on 128,100 options from the Incentive Stock Option Plan with exercise prices ranging from $1.05 to $1.94. The options originally would have expired from July 2005 to December 2005 and were extended for three years to expiration dates ranging from July 2008 to December 2008. This was considered a new measurement date with respect to all of the modified options. At each of the dates of modification, the exercise price of the options exceeded the fair market value of the Company's common stock and no compensation expense was recorded. As of September 30, 2007, all options remain outstanding.

   In September 2006, the Company extended the expiration date on 268,166 options from the Incentive Stock Option Plan with an exercise price of $1.05. The options originally would have expired from September 2006 to August 2007 and were extended for three years to expiration dates ranging from September 2009 to August 2010. This extension was considered a new measurement date with respect to the modified options. At the date of modification, compensation expense of $56,396 was recorded. As of September 30, 2007, all of these options remain outstanding.

   Other Options and Warrants -- In February 2005, the Company granted a consultant, for services previously performed, options to purchase 15,000 shares of the Company's common stock at a price of $0.73 per share. The options vest over a three year period and expire in February 2015. The expense for these options was determined using the Black Scholes pricing methodology with the following assumptions:

         Expected stock risk volatility       93%
         Risk-free interest rate            3.89%
         Expected life of warrant         5 Years
         Expected dividend yield              -0-

   The fair value of the options was recorded as general and administrative expense. The expense of $7,972 was recorded for the year ended
   September 30, 2005.

   On July 18, 2005, CEL-SCI sold 1,250,000 shares of its common stock and 375,000 warrants to one investor for $500,000. The warrants vested immediately. Each warrant entitles the holder to purchase one share of CEL-SCI's common stock at a price of $0.65 per share at any time prior to July 18, 2009. The shares of common stock and warrants are "restricted" securities as defined in Rule 144 of the Securities and Exchange Commission. The warrants were valued at $155,671 and recorded as a debit and a credit to additional paid-in capital. The value was determined using the Black Scholes pricing methodology with the following assumptions:

         Expected stock risk volatility       75%
         Risk-free interest rate            3.92%
         Expected life of warrant         5 Years
         Expected dividend yield              -0-

   On October 14, 2005, CEL-SCI granted a consultant options to purchase 80,000 shares of the Company's common stock at a price of $1.00 per share and 80,000 shares of the Company's common stock at a price of $2.00 per share. The options vested immediately. The options expire in October 2010. The fair value of $66,718 was recorded as general and administrative expense over the service period of October 14, 2005 to April 14, 2006. The fair value was determined using the Black Scholes pricing methodology with the following assumptions:

         Expected stock risk volatility                         75%
         Risk-free interest rate                              4.33%
         Expected life of warrant                           5 Years
         Expected dividend yield                                -0-

   On October 31, 2005 in connection with the 2005 Equity Line of Credit, CEL-SCI granted options to purchase 271,370 shares of the Company's common stock at a price of $0.55 per share. The options vested immediately. The options expire in October 2010. The options were recorded as a derivative instrument at the time of issuance but reverted back to equity on December 27, 2005. The expense for these options at the time of issuance of $104,721, recorded as general and administrative expense, was determined using the Black Scholes pricing methodology with the following assumptions:

         Expected stock risk volatility                         87%
         Risk-free interest rate                              4.33%
         Expected life of warrant                           5 Years
         Expected dividend yield                                -0-

   On February 9, 2006, CEL-SCI sold 2,500,000 shares of its common stock and 750,000 warrants to one investor for $1,000,000. The warrants vested immediately. Each warrant entitles the holder to purchase one share of CEL-SCI's common stock at a price of $0.56 per share at any time prior to February 9, 2011. The warrants were valued at $238,986 and recorded as a debit and credit to additional paid-in capital. In addition, 441,176 warrants previously issued to the investor were repriced and extended for one year. The revaluing of the warrants was valued at $76,122 and recorded as a debit and a credit to additional paid-in capital. The Black Scholes pricing methodology was used with the following assumptions:

                                             New Warrants     Extended Warrants

         Expected stock risk volatility            78%                 78%
         Risk-free interest rate                 4.57%               4.67%
         Expected life of warrant              5 Years          1.83 years
         Expected dividend yield                   -0-                 -0-

   On April 1, 2006, CEL-SCI granted a consultant options to purchase 375,000 shares of the Company's common stock at a price of $0.73 per share. The options vested over a three-month period. In March 2007, 66,300 options were exercised. The expiration date on the remaining 308,700 options was extended to May 1, 2007. All options were exercised. As of September 30, 2007, there were no remaining options. The fair value of $87,007 was recorded as general and administrative expense over the service period of April 1, 2006 to March 31, 2007. The fair value for these options was determined using the Black Scholes pricing methodology with the following assumptions:

         Expected stock risk volatility                          77%
         Risk-free interest rate                               4.86%
         Expected life of warrant                             1 Year
         Expected dividend yield                                 -0-

   On April 12, 2006, CEL-SCI granted a consultant options to purchase 100,000 shares of the Company's common stock at a price of $1.50 per share and vested immediately. The options expire in April 2009. The fair value of $79,976 was recorded as general and administrative expense over the service period of April 15, 2006 to July 14, 2006. The fair value for these options was determined using the Black Scholes pricing methodology with the following assumptions:

         Expected stock risk volatility                         77%
         Risk-free interest rate                              4.90%
         Expected life of warrant                           3 Years
         Expected dividend yield                                -0-

   On April 17, 2006, 800,000 warrants were issued to an investor. These warrants granted the investor the right to purchase shares of the Company's common stock at a price of $1.25 and vested immediately. The warrants were given to the investor to induce the investor to exercise 700,000 warrants at $0.47 for unregistered common stock. The warrants expire in June 2008. The amount of $460,920 recorded as a debit and a credit to additional paid-in capital and was determined using the Black Scholes pricing methodology with the following assumptions:

         Expected stock risk volatility                         77%
         Risk-free interest rate                              4.91%
         Expected life of warrant                        2.17 Years
         Expected dividend yield                                -0-

   On May 18, 2006, the Company issued 800,000 warrants to an investor to purchase shares of the Company's common stock at a price of $0.82 per share and vested immediately. The warrants were given to the investor to induce the investor to exercise 600,000 warrants at $0.56 for unregistered common stock and will expire on May 17, 2011. The amount of $416,921 was recorded as a debit and a credit to additional paid-in capital and was determined using the Black Scholes pricing methodology with the following assumptions:

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

   On September 29, 2006, CEL-SCI granted a consultant options to purchase 375,000 shares of the Company's common stock at a price of $0.62 per share. The options vested over a three month period and would have expired in September 2007. All options were exercised. The fair value of $74,992 was recorded as general and administrative expense over the service period of October 1, 2006 to March 31, 2007. The fair value for these options was determined using the Black Scholes pricing methodology with the following assumptions:

            Expected stock risk volatility                        78%
            Risk-free interest rate                             5.08%
            Expected life of warrant                           1 Year
            Expected dividend yield                               -0-

   In February 2007, 50,000 options were issued to each of two consultants to purchase shares of common stock at $0.70 and $0.81. The options vested in 3 months and 3 1/2 months respectively and expire in two years. The fair value of $30,375 was recorded as general and adminstrative expense over the service period ranging from 3 1/2 months to 6 months. The fair value for these options was determined using the Black Scholes pricing methodology with the following assumptions:

            Expected stock risk volatility                      74.0%
            Risk-free interest rate                             4.85%
            Expected life of warrant                      1.5 and 2 Years

   On April 5, 2007, 375,000 options were issued to a consultant to purchase shares of common stock at $0.72 per share and vested immediately. The options expire on April 4, 2008. The fair value of $76,617 was recorded as general and administrative expense upon the issuance since the terms were not stated. The fair value for these options was determined using the Black Scholes pricing methodology with the following assumptions:

            Expected stock risk volatility                      68.02%
            Risk-free interest rate                              4.73%
            Expected life of warrant                            1 Year

   On May 29, 2007, 100,000 options were issued to a consultant to purchase shares of common stock at $0.84 and vested immediately. The options expire on May 28, 2011. The fair value of $45,583 was recorded as general and administrative expense upon issuance. These options were issued as consideration for their acceptance of the Company as a client. The fair value for these options was determined using the Black Scholes pricing methodology with the following assumptions:

         Expected stock risk volatility                         66.93%
         Risk-free interest rate                                 4.60%
         Expected life of warrant                              4 Years

   In July 2007, the Company issued 3,000,000 warrants to VIF II CEL-SCI Partners LLC in connection with the manufacturing facility lease agreement. The warrants vested immediately and expire on July 11, 2013. The value of the warrants, $1,403,654 was recorded as an increase in deferred rent and will be expensed over the life of the lease.

   In September 2007, 50,000 options were issued to a consultant. The options vest in March 2008 and expire in September 2009.

   Stock Bonus Plan -- At September 30, 2007, the Company had been authorized to issue up to 6,940,000 shares of common stock under the Stock Bonus Plan. All employees, directors, officers, consultants, and advisors are eligible to be granted shares. During the year ended September 30, 2005, 144,469 shares were issued to the Company's 401(k) plan for a cost of $78,868. During the year ended September 30, 2006, 132,989 shares were issued to the Company's 401(k) plan for a cost of $85,480. During the year ended September 30, 2007, 137,546 shares were issued to the Company's 401(k) plan for a cost of $89,722.

   Stock Compensation Plan-- At September 30, 2007, 4,500,000 shares were authorized for use in the Company's stock compensation plan. During the year ended September 30, 2006, 266,355 shares were issued in lieu of salary increases extending through August 31, 2007. These shares were issued at $0.58 per share for a total cost of $154,486. During the year ended September 30, 2007, 1,075,000 shares were issued at $0.63 per share for a total cost of $677,250.

7. EMPLOYEE BENEFIT PLAN

   The Company maintains a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code, subject to the Employee Retirement Income Security Act of 1974, as amended, and covering substantially all Company employees. Each participant's contribution is matched by the Company with shares of common stock that have a value equal to 100% of the participant's contribution, not to exceed the lesser of $10,000 or 6% of the participant's total compensation. The Company's contribution of common stock is valued each quarter based upon the closing bid price of the Company's common stock. The expense for the years ended September 30, 2007, 2006, and 2005, in connection with this Plan was $92,035, $88,054, and $79,406, respectively.

8. COMMITMENTS AND CONTINGENCIES

   Operating Leases-The future minimum annual rental payments due under noncancelable operating leases for office and laboratory space are as follows:

            Year Ending September 30,
            ------------------------
                    2008                                $    302,256
                    2009                                   1,706,693
                    2010                                   1,727,368
                    2011                                   1,779,188
                    2012                                   1,805,169
                    2013 and thereafter                   31,035,479
                                                         -----------
                    Total minimum lease payments         $38,356,153
                                                         ===========

   Rent expense for the years ended September 30, 2007, 2006, and 2005, was $240,914, $250,994 and $253,180, respectively. Minimum payments have not been reduced by minimum sublease rental receivable under future cancelable subleases. These leases expire between September 2008 and August 2028.

   In August 2007 CEL-SCI leased a building near Baltimore, Maryland. The building will be remodeled in accordance with CEL-SCI's specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI's Phase III clinical trial and sales of the drug if approved by the FDA.

   The lease is for a term of twenty years and requires annual base rent payments of $1,575,000 during the first year of the lease. The annual base rent escalates each year at 3%. CEL-SCI is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows CEL-SCI, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease required CEL-SCI to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 in years six through twenty of the lease, subject to CEL-SCI maintaining compliance with the lease covenants. Included on the consolidated balance sheet is an asset of $6,301,364 shown as deferred rent. Included in deferred rent are the following: 1) deposit on the manufacturing facility ($3,150,000); 2) warrants issued to lessor ($1,364,773); and 3) deposit on the cost of the leasehold improvements for the manufacturing facility ($1,786,591). Also included on the consolidated balance sheet is restricted cash of $2,168,629. The restricted cash amount includes funds for the following: 1) contingency escrow of $803,401; 2) moveable equipment escrow of $1,364,868; and 3) accrued interest on the escrowed funds of $360.

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

   In September 2006, CEL-SCI agreed to extend its employment agreement with Geert R. Kersten, CEL-SCI's Chief Executive Officer, to September 2011. The employment agreement, which is essentially the same as Mr. Kersten's prior employment agreement, provides that during the term of the agreement CEL-SCI will pay Mr. Kersten an annual salary of $370,585. In the event there is a change in the control of the Company, the agreement allows him to resign from his position at the Company and receive a lump-sum payment from the Company equal to 24 months of salary. For purposes of the employment agreement a change in the control of the Company means: (1) the merger of the Company with another entity if after such merger the shareholders of the Company do not own at least 50% of voting capital stock of the surviving corporation;
   (2) the sale of substantially all of the assets of the Company; (3) the acquisition by any person of more than 50% of the Company's common stock; or
   (4) a change in a majority of the Company's directors which has not been approved by the incumbent directors.

9. CONVERTIBLE DEBT

   As of September 30, 2007, the Company has outstanding convertible debt with a fair value of $3,010,836. As of September 30, 2006, the Company had outstanding convertible debt totaling $8,300,000. In July, 2006, the Company sold Series K Notes and Series K warrants to a group of private investors for proceeds of $8,300,000, less transaction costs of $568,710. For a further discussion of this transaction, see Note 2.

10. EQUITY LINES OF CREDIT

   On October 31, 2005, the Company entered into the 2005 Equity Line of Credit. The agreement allows the Company at its discretion to sell up to $5 million of common stock in increments of a minimum of $100,000 and a maximum to be determined at the time of the drawdown request using a formula contained in the agreement. The Company may request a drawdown once every 22 trading days, although the Company is under no obligation to request any drawdown. The term of the Equity Line of Credit will be for a period of 24 months from the date the registration statement of the Company covering the shares being subscribed are declared effective by the SEC. As of September 30, 2007 no shares have been subscribed and no registration statement has been filed. As consideration for extending the equity line of credit, the Company granted warrants to purchase 271,370 shares of common stock at a price of $0.55 per share at any time prior to October 24, 2010. The warrants are discussed in
   Note 6. The Company had no drawdowns on the new line of credit during the fiscal years ended September 30, 2007 and 2006.

11.STOCKHOLDERS' EQUITY

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

   On February 9, 2006, CEL-SCI sold 2,500,000 shares of its common stock and 750,000 warrants to one investor for $1,000,000. Each warrant entitles the holder to purchase one share of CEL-SCI's common stock at a price of $0.56 per share at any time prior to February 9, 2011. The warrants were valued at $238,986. In addition, 441,176 warrants previously issued to the investor were repriced and extended for one year. The revaluing of the warrants was valued at $76,122, as discussed in Note 6.

   On April 18, 2007, the Company completed a $15 million private financing. Shares were sold at $0.75, a premium over the closing price of the previous two weeks. The financing was accompanied by 10 million warrants with an exercise price of $0.75 and 10 million warrants with an exercise price of $2.00. The warrants are known as Series L and Series M warrants, respectively. The shares were registered in May 2007. The funds will allow the Company to move forward as planned to start the Phase III clinical trial in first line advanced primary head and neck cancer.

   The financing resulted in the issuance of 19,999,998 shares of common stock to the investors. The warrants issued with the financing qualified for equity treatment. The Series L warrants were recorded as a debit and a credit to additional paid-in capital at a value of $5,164,355 and the Series M warrants were recorded as a debit and a credit to additional paid-in capital at a fair value of $434,300.

   As a result of the financing, and in accordance with the original Series K agreement, the Series K conversion price of the shares were repriced to $0.75 from the original $0.86 and the warrants were repriced to $0.75 from the original $0.95. The Series K convertible debt and warrants were revalued with the new conversion price and were adjusted to their new fair value.

12.NET LOSS PER COMMON SHARE

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

                                         2007        2006           2005
                                 --------------- -------------- -------------

     Net loss - basic            $  (9,629,657)  $  (7,939,210) $  (3,039,607
      Add:  Interest on
       convertible debt                      -         216,737              -
         Gain on derivative
         instruments                         -      (2,276,358)      (363,028)
                                 --------------- -------------- --------------
     Net loss - diluted          $  (9,629,657)  $  (9,998,831) $  (3,402,635)
                                 =============== ============== ==============

     Weighted average number of
     shares - basic                 97,310,488      78,971,290     72,703,395
     Incremental shares from:
        Warrants                             -       5,211,628        878,530
        Convertible debt                     -       9,651,160              -
                                 --------------- -------------- --------------

     Weighted average number
      of shares - diluted           97,310,488      93,834,078     73,581,925
                                 =============== ============== ==============

    Earnings per share - basic   $       (0.10)  $       (0.10) $       (0.04)
    Earnings per share - diluted $       (0.10)  $       (0.11) $       (0.05)

   Excluded from the above computations of weighted-average shares for diluted net loss per share were options and warrants to purchase 11,054,492, 4,075,446 and 10,787,480 shares of common stock as of September 30, 2007, 2006 and 2005, respectively. These securities were excluded because their inclusion would have an anti-dilutive effect on net loss per share. The calculation of diluted earnings per share for the year ended September 30, 2007 equals the basic earnings per share because the calculation would have been anti-dilutive.

13.SEGMENT REPORTING

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

14.QUARTERLY INFORMATION (UNAUDITED)

   The following quarterly data are derived from the Company's consolidated statements of operations.

Financial Data

Fiscal 2007
-----------

                                 Three         Three           Three         Three
                                 months        months         months         months
                                 ended         ended           ended         ended        Year ended
                               December 31,   March 31,       June 30,    September 30,  September 30,
                                  2006          2007           2007           2007           2007
                               -----------------------------------------------------------------------

Revenue                        $   20,793    $   24,722    $    6,449      $    5,079    $   57,043
Operating expenses              1,600,704     2,037,327     3,782,712       1,988,509     9,409,252
Nonoperating (expense) income    (251,695)     (263,924)     (688,242)         58,231    (1,145,630)
Gain (loss) on derivative
 instruments                      719,247      (447,356)   (1,090,471)      1,686,762       868,182
Net loss                       (1,112,359)   (2,723,885)   (5,554,976)       (238,437)   (9,629,657)

Loss per common share - basic  $    (0.01)   $    (0.03)   $    (0.05)     $    (0.00)   $    (0.10)
Loss per common share -
   diluted                     $    (0.01)   $    (0.03)   $    (0.05)     $    (0.00)   $    (0.10)



Fiscal 2006
-----------

                                  Three             Three           Three         Three
                                  months            months          months        months
                                  ended             ended           ended          ended         Year ended
                               December 31,        March 31,       June 30,    September 30,   September 30,
                                   2005              2006            2006          2006             2006
                               -----------------------------------------------------------------------------

Revenue                        $    29,847     $    36,815     $    39,708   $    19,087     $   125,457
Operating expenses               1,051,715       1,378,062       1,345,165     1,699,711       5,474,653
Nonoperating (expense) income       11,404          11,998           9,801      (157,453)       (124,250)
Gain (loss) on derivative
  instruments                       13,337          (1,822)          1,615     2,312,654       2,325,784
Net loss                          (997,127)     (1,331,071)     (1,294,041)   (4,316,971)     (7,939,210)

Loss per common share - basic        (0.01)          (0.02)          (0.02)        (0.05)          (0.10)
Loss per common share -
    diluted                          (0.01)          (0.02)          (0.02)        (0.06)          (0.11)



The Company has experienced large swings in its quarterly losses in 2007 and 2006. These swings are caused by the changes in the fair value of the convertible debt each quarter. These changes in the fair value of the debt are recorded on the consolidated statements of operations. In addition, the cost of options granted to consultants has affected the quarterly losses recorded by the Company.

                                   SIGNATURES


      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of January 2008.

                               CEL-SCI CORPORATION


                                     By:  /s/ Maximilian de Clara
                                         -------------------------------
                                         Maximilian de Clara, President


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

Signature                        Title                Date


/s/ Maximilian de Clara        Director            January 11, 2008
----------------------
Maximilian de Clara


/s/ Geert R. Kersten           Director            January 11, 2008
----------------------
Geert R. Kersten


                               Director
----------------------
Alexander G. Esterhazy


/s/ Dr. C. Richard Kinsolving  Director            January 11, 2008
----------------------
Dr. C. Richard Kinsolving


/s/ Dr. Peter R. Young         Director            January 11, 2008
----------------------
Dr. Peter R. Young

                               CEL-SCI CORPORATION

                                    FORM 10-K

                                    EXHIBITS