Form 10-Q
period 2007-12-31
CEL SCI CORP
filed 2008-02-14
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

            Yes ____X_____                      No __________
                    -

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]                 Accelerated filer [  ]

      Non-accelerated filer [  ]                   Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

            Yes _________                       No _____X____
                                                        -

            Class of Stock           No. Shares Outstanding           Date

                Common                    115,818,088          February 11, 2007

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1.                                                                 Page
                                                                        ----

Condensed Consolidated Balance Sheet (unaudited)                           3
Condensed Consolidated Statement of Operations (unaudited)                 4
Condensed Consolidated Statement of Cash Flow (unaudited)                5-6
Notes to Condensed Consolidated Financial Statements (unaudited)           7

Item 2.
      Management's Discussion and Analysis of Financial Condition         15
        and Results of Operations

Item 3.
      Quantitative and Qualitative Disclosures about Market Risks         18

Item 4.
      Controls and Procedures                                             18

PART II

Item 2.
      Changes in Securities and Use of Proceeds                          19

Item 4.
              Submission of Matters to a Vote of Security Holders        19

Item 5.
      Other Information                                                  19

Item 6.
      Exhibits                                                           19

      Signatures                                                         20

Item 1.   FINANCIAL STATEMENTS

                               CEL-SCI CORPORATION
                               -------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            ------------------------
                                    (unaudited)
ASSETS
                                                   December 31,   September 30,
                                                       2007            2007
                                                   -----------   ---------------
 CURRENT ASSETS
   Cash and cash equivalents                       $ 9,339,221   $ 10,993,021
   Interest and other receivables                       90,161         57,476
   Prepaid expenses                                     21,637         34,578
   Inventory used for R&D and manufacturing            332,609        385,650
   Deposits                                             14,828         14,828
                                                  -------------  -------------
         Total current assets                        9,798,456     11,485,553

 RESEARCH AND OFFICE EQUIPMENT AND
   LEASEHOLD IMPROVEMENTS -- Less accumulated
   depreciation of $1,882,981 and $1,859,644           229,834        233,876
  PATENT COSTS- less accumulated amortization of
   $1,034,079 and $896,407                             554,294        541,380
RESTRICTED CASH                                      2,168,629      2,168,629
DEFERRED RENT                                        6,301,364      6,301,364
                                                  -------------  -------------
                TOTAL ASSETS                      $ 19,052,577   $ 20,730,802
                                                  =============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
   Accounts payable                               $    243,717   $    248,120
   Accrued expenses                                    107,061         98,603
   Due to employees                                     19,014         26,735
   Accrued interest on convertible debt                 63,512         68,795
   Derivative instruments - current portion            771,219        782,732
   Deposits held                                             -          3,000
                                                  -------------  -------------
        Total current liabilities                    1,204,523      1,227,985
   Deferred rent                                         2,932          1,466
   Derivative instruments - noncurrent portion       3,738,280      4,831,252
                                                  -------------  -------------
        Total liabilities                            4,945,735      6,060,703

  COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY:
    Preferred stock, $.01 par value; authorized,
     100,000 shares; no shares issued and outstanding        -              -
   Common stock, $.01 par value; authorized,
    300,000,000 shares; issued and outstanding,
    115,777,068 and 115,678,662 shares at December
    31, 2007 and September 30, 2007, respectively    1,157,771      1,156,787
   Additional paid-in capital                      131,784,687    130,081,378
   Accumulated deficit                            (118,835,616)  (116,568,066)
                                                  -------------  -------------
           Total stockholders' equity               14,106,842     14,670,099
                                                  -------------  -------------

 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY       $ 19,052,577   $ 20,730,802
                                                  =============  =============

            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       ---------------------------------
                                   (unaudited)

                                                        Three Months Ended
                                                            December 31,
                                                       2007             2006
                                                       -----            ----
 REVENUE:
   Grant revenue                                   $         -    $     13,862
   Rent income                                           1,530           6,090
   Other income                                              -             841
                                                  -------------   -------------
 Total revenue                                           1,530          20,793
 EXPENSES:
   Research and development, excluding
    depreciation of $30,463 and $20,493
    included below                                   1,028,966         506,158
   Depreciation and amortization                        54,253          41,842
   General and administrative                        1,785,749       1,052,704
                                                  -------------   -------------

      Total expenses                                 2,868,968       1,600,704
                                                  -------------   -------------

  LOSS FROM OPERATIONS                              (2,867,438)     (1,579,911)

 GAIN ON DERIVATIVE INSTRUMENTS                        989,988         719,247

 INTEREST INCOME                                       178,731          95,551

 INTEREST EXPENSE                                     (144,016)       (347,246)
                                                  -------------   -------------

 NET LOSS BEFORE INCOME TAXES                       (1,842,735)     (1,112,359)

 INCOME TAX PROVISION                                        -               -
                                                  -------------   -------------

 NET LOSS                                           (1,842,735)     (1,112,359)
                                                  -------------   -------------

 DIVIDENDS                                            (424,815)              -
                                                  -------------   -------------

 NET LOSS AVAILABLE TO COMMON SHAREHOLDERS        $ (2,267,550)   $ (1,112,359)
                                                  =============   =============

 NET LOSS PER COMMON SHARE (BASIC)                $      (0.02)   $      (0.01)
                                                  =============   =============

 NET LOSS PER COMMON SHARE (DILUTED)              $      (0.02)   $      (0.01)
                                                  =============   =============

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING, BASIC & DILUTED             115,708,186      82,928,432
                                                  =============   =============




            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                        ---------------------------------
                                   (unaudited)

                                                        Three Months Ended
                                                            December 31,
                                                       2007             2006
                                                       -----            ----

CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                          $ (1,842,735)   $ (1,112,359)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                         54,253          41,842
  Penalty shares issued to nonemployees                      -         110,325
  Issuance of common stock and stock options
    for services                                       676,917               -
  Common stock contributed to 401(k) plan               23,969          22,314
  Employee option cost                                 465,008          30,984
  Consultant option extension                           99,181               -
  Loss (gain) on derivative instruments               (989,988)       (719,247)
  Amortization of discount on convertible debt          80,503         173,764
  Increase in deferred rent                              1,466               -
  Increase  in receivables                             (32,685)         (1,325)
  Decrease in prepaid expenses                          12,941         338,961
  Decrease in inventory for R&D and manufacturing       53,041          10,786
  (Decrease) increase in accounts payable              (34,419)         44,906
  Increase in accrued expenses                           8,458          13,657
  (Decrease) increase in amount due to employees        (7,721)         10,591
  Decrease in deposits held                             (3,000)              -
  (Decrease) increase in accrued interest on
   convertible debt                                     (5,283)         99,009
                                                  -------------   -------------
NET CASH USED IN OPERATING ACTIVITIES               (1,440,094)       (935,792)
                                                  -------------   -------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of equipment                                (27,843)        (47,769)
  Patent costs                                          (5,266)          8,587
                                                  -------------   -------------
NET CASH USED IN INVESTING ACTIVITIES                  (33,109)        (39,182)

CASH FLOWS PROVIDED BY (USED IN) FINANCING
 ACTIVITIES:
  Proceeds from exercise of stock options               14,403          71,427
  Repayment of convertible notes                      (195,000)              -
                                                  -------------   -------------
NET CASH (USED IN) PROVIDED BY FINANCING
    ACTIVITIES                                        (180,597)         71,427
                                                  -------------   -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS           (1,653,800)       (903,547)

CASH AND CASH EQUIVALENTS:
  Beginning of period                               10,993,021       8,080,365
                                                  -------------   -------------
  End of period                                   $  9,339,221    $  7,176,818
                                                  =============   =============

      See notes to condensed consolidated financial statements. (continued)

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                        ---------------------------------
                                   (unaudited)

                                  (continued)
                                                        Three Months Ended
                                                            December 31,
                                                       2007             2006
                                                       -----            ----
SUPPLEMENTAL INFORMATION ON NONCASH TRANSACTIONS:

Patent costs included in accounts payable:
Increase in accounts payable                      $    (27,187)   $    (35,576)
Increase in patent costs                                27,187          35,576
                                                  -------------   -------------
                                                  $          -    $          -
                                                  =============   =============

Equipment costs included in accounts payable:
Increase in accounts payable                      $     (2,829)   $          -
Increase in research and office equipment                2,829               -
                                                  -------------   -------------
                                                  $          -    $          -
                                                  =============   =============

Cost of investor warrant extension:
Increase in accumulated deficit                   $    424,815    $          -
Increase in additional paid-in capital                (424,815)              -
                                                  -------------   -------------
                                                  $          -    $          -
                                                  =============   =============



                                                                      concluded


NOTE:

Interest expense paid during the three months ended December 31, 2007 and 2006 totaled $63,512 and $74,473, respectively.





            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

                  THREE MONTHS ENDED DECEMBER 31, 2007 AND 2006


A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying condensed consolidated financial statements of CEL-SCI Corporation and subsidiary (the Company) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended September 30, 2007.

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of December 31, 2007 and the results of operations for the three-month period then ended. The condensed consolidated balance sheet as of September 30, 2007 is derived from the September 30, 2007 audited consolidated financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the three-month periods ended December 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the entire year.

      Significant accounting policies are as follows:

      Research and Office Equipment - Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Repairs and maintenance which do not extend the life of the asset are expensed when incurred. Depreciation expense for the three-month period ended December 31, 2007 and 2006 were $34,714 and $20,962.

      Patents - Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years). In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the three-month period ended December 31, 2007 and 2006, the Company recorded no patent impairment charges. For the three-month periods ended December 31, 2007 and 2006, amortization of patent costs totaled $19,539 and $20,880 respectively. The Company estimates that amortization expense will be $77,846 for each of the next five years, totaling $389,230.

      Research and Development Costs - Research and development expenditures are expensed as incurred. Total research and development costs, excluding depreciation, were $1,028,966 and $506,158 for the three months ended December 31, 2007 and 2006.

      Income Taxes - The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.

      The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") effective January 1, 2007. FIN 48 provides a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. The Company did not have any unrecognized tax benefits and there was no effect on its financial condition or results of operations as a result of implementing FIN 48. The Company elected to continue to report any interest and penalties as income taxes. No interest or penalties were accrued as a result of the adoption of FIN 48.

      Stock-Based Compensation - In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires companies to recognize expense associated with share based compensation arrangements, including employee stock options, using a fair value-based option pricing model. SFAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employees. Compensation expense has been recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005 as well as for the portion of awards previously granted that vested during the period ended December 31, 2007. For the three months ended December 31, 2007 and 2006, the Company recorded $-0- and $30,984, respectively in general and administrative expense for the cost of employee options. The Company's options vest over a three-year period from the date of grant. After one year, the stock is one-third vested, with an additional one-third vesting after two years and the final one-third vesting at the end of the three-year period. There were 8,000 and -0- options granted to new employees during the three-month periods ended December 31, 2007 and 2006. Options are granted with an exercise price equal to the closing bid price of the Company's stock on the day before the grant. The Company determines the fair value of the employee compensation using the Black Scholes method of valuation.

      During the three months ended December 31, 2007, no options from the non-qualified plan vested. During the three months ended December 31, 2007, no options from the incentive stock option plan vested.

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

      Non-Qualified Stock Option Plans. The Non-Qualified Stock Option Plans authorize the issuance of shares of the Company's common stock to persons that exercise options granted pursuant to the Plans. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Committee but cannot be less than the par value of the Company's common stock on the date the option is granted.

      During the three months ended December 31, 2007 and 2006, 50,467 and 324,666 options were exercised. All options exercised were from the non-qualified plans. The total intrinsic value of options exercised during the three months ended December 31, 2007 and 2006 was $17,691 and $131,644, respectively.

      Options to non-employees are accounted for in accordance with FASB's Emerging Issues Task Force (EITF) Issue 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model. The Black-Scholes model requires management to make assumptions regarding the fair value of the options at the date of grant and the expected life of the options. There were no options granted to non-employees during the three months ended December 31, 2007. In addition, no shares of common stock were issued during the quarter. During the quarter ended December 31, 2007, 2,016,176 options to non-employees were extended. See note C. For the three months ended December 31, 2006, common stock and options with a value of $66,718 were issued for services.

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

      In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised
      2007), Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective beginning October 1, 2009 and will apply prospectively to business combinations completed on or after that date.

      In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective beginning October 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

C.    STOCKHOLDERS' EQUITY

      In November and December 2007, the Company extended 1,905,633 employee options and 2,016,176 investor warrants. The options and warrants were due to expire from December 1, 2007 through December 31, 2008. All options and warrants were extended for an additional five years from the original expiration date. The cost of the extension of employee options of $465,008 was recorded as a debit to general and administrative expense and a credit to additional paid-in capital. The cost of the extension of investor warrants of $424,815 was recorded as a debit to accumulated deficit (dividend) and a credit to additional paid-in capital. The cost of the extension of the consultant warrants of $99,181 is recorded as a debit to general and administrative expense and a credit to additional paid-in capital. The additional cost of the extension of employee options and investor warrants was determined using the Black Scholes method.

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

      The Company is accounting for the Series K Warrants as derivative liabilities in accordance with SFAS No. 133. A debt discount of $1,734,472 is being amortized to interest expense using the effective interest method over the expected term of the Series K Notes. During the three-month periods ended December 31, 2007 and 2006, the Company recorded interest expense of $80,503 and $173,764, respectively, in amortization of the debt discount. As of December 31, 2007, the fair value of the Series K notes is

      $2,772,162 and the fair value of the investor and placement agent warrants is $1,737,337. The Company recorded a gain on derivative instruments of $989,988 and $719,247 during the three months ended December 31, 2007 and 2006 respectively.

      During the three months ended December 31, 2007 and 2006, no Series K notes were converted into shares of common stock. Principal payments of $195,000 were made to the holders of the Series K notes. As of December 31, 2007, $3,090,716 of the Series K Notes remained outstanding.

      The following summary comprises the total of the fair value of the convertible debt and related derivative instruments at December 31, 2007 and September 30, 2007:

                                                December 31,    September 30,
                                                    2007            2007

       Face value of debt                       $3,090,716       $3,285,715
       Discount on debt                           (362,583)        (443,086)
       Investor warrants                         1,734,472        1,734,472
       Placement agent warrants                    128,692          192,826
       Fair value adjustment-convertible debt       44,029          168,207
       Fair value adjustment-investor warrants    (125,827)         675,850
                                                 ---------       ----------

            Total fair value                    $4,509,499       $5,613,984
                                                ==========       ==========

E. OPERATIONS AND FINANCING

      The Company has incurred significant costs since its inception in connection with the acquisition of an exclusive worldwide license to and later acquisition of the technology of certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities and clinical trials. The Company has funded such costs with proceeds realized from the public and private sale of its common and preferred stock. The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts. To date, the Company has not generated any revenue from product sales. The ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain. The Company plans to seek continued funding of the Company's development by raising additional capital. It is the opinion of management that sufficient funds will be available from the Series K convertible debt, the April 2007 financing, other external financing and additional capital and/or expenditure reductions in order to meet the Company's liabilities and commitments as they come due through December 31, 2008. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

F. DIVIDENDS

      The Company has paid no dividends to shareholders since inception. The cost of the extension of investor warrants during the three months ended December 31, 2007 of $424,815 is recorded as a dividend, and increases the accumulated deficit.

G. SUBSEQUENT EVENTS

      On January 24, 2008, a second amendment to the lease for the manufacturing facility was signed. In accordance with the amendment, CEL-SCI is required to pay the following: 1) an additional $518,790 for movable equipment, which will increase restricted cash, and 2) an additional $1,295,528 into the escrow account to cover additional costs, which will increase deferred rent. These funds were transferred in early February 2008.

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

During the three-month period ended December 31, 2007 and 2006, the Company used cash totaling $1,653,800 and $903,547 respectively. Cash used in operating activities totaled $1,440,094 and $935,792 for each of the three-month periods. Cash provided by (used in) financing activities totaled ($180,597) and $71,427, respectively. Cash used in financing activities was for repayment of convertible notes ($195,000), partially offset by the exercise of employee options $14,403 during the three months ended December 31, 2007. For the three months ended December 31, 2006, cash provided by financing activities was from the exercise of employee options. Cash used in investing activities was $33,109 and $39,182 for the three months ended December 31, 2007 and 2006. This consisted of purchases of equipment and legal costs incurred in patent applications.

Results of Operations and Financial Condition

Grant revenues and other decreased by $13,862 during the three months ended December 31, 2007, compared to the same period of the previous year, due to the completion of the work funded by the grants. The final grant ended on March 31, 2007.

During the three-month period ended December 31, 2007, research and development expenses increased by $522,808 compared to the three-month period ended December 31, 2006. This increase was due to work on two new CEL-1000 projects and the use of lab supplies in the preparation for the beginning of the Phase III trials on Multikine. The Company is preparing for the opening of the manufacturing facility.

During the three-month period ended December 31, 2007, general and administrative expenses increased by $733,045 compared to the three-month period ended December 31, 2006. This change was primarily due to: 1) the cost of stock issued to employees (approximately $418,350), 2) the cost of extending employee options (approximately $465,000), and 3) the cost of extending consultant warrants (approximately $99,200). These increases were partially offset by a decrease in presentation costs (approximately $248,000).

Interest income during the three months ended December 31, 2007 increased by $83,180 compared to the three-month period ended December 31, 2006. The increase was due to interest earned on the funds received from the Series K convertible notes and the April 2007 financing.

The gain on derivative instruments of $989,988 for the three months ended December 31, 2007, was the result of the change in fair value of the Series K Notes and Series K Warrants during the period.

The interest expense of $144,016 for the three months ended December 31, 2007 was composed of two elements: 1) amortization of the Series K discount ($80,503) and 2) interest paid and accrued on the Series K warrants ($63,513). This is a decline of approximately $206,230 from the three months ended December 31, 2006 because of the lower balance of convertible debt.

Research and Development Expenses

During the three-month periods ended December 31, 2007 and 2006, the Company's research and development efforts involved Multikine and L.E.A.P.S.(TM). The table below shows the research and development expenses associated with each project during the three-month periods.

                               Three Months Ended December 31,
                                 2007                 2006
                                 ----                 ----

        MULTIKINE              $908,948            $428,321
        L.E.A.P.S               120,018              77,837
                             ----------            --------
        TOTAL                $1,028,966            $506,158
                             ==========            ========

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

As of December 31, 2007, the Company was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. The Company does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology. Consequently, the Company cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects. In April 2006, the Company filed a provisional U.S. patent application covering CEL-1000 for the prevention/treatment of bird flu and/or as an adjuvant to be included in a bird flu vaccine.

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

Regulatory authorities prefer to see biologics such as Multikine manufactured for commercial sale in the same manufacturing facility for Phase III clinical trials and the sale of the product since this arrangement helps to ensure that the drug lots used to conduct the clinical trials will be consistent with those that may be subsequently sold commercially. Although some biotech companies outsource their manufacturing, this can be risky with biologics because they require intense manufacturing and process control. With biologic products a minor change in manufacturing and process control can result in a major change in the final product. Good and consistent manufacturing and process control is critical and is best assured if the product is manufactured and controlled in the manufacturer's own facility by their own specially trained personnel. Since all of the Company's projects are under development, the Company cannot predict when it will be able to generate any revenue from the sale of any of its products.

Critical Accounting Estimates and Policies

Management's discussion and analysis of the Company's financial condition and results of operations is based on its unaudited condensed consolidated financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. The Company believes some of the more critical estimates and policies that affect its financial condition and results of operations are in the areas of patents, stock options and warrants, asset valuations and review for potential impairments, prepaid expenses and laboratory supplies, and derivative instruments. For more information regarding the Company's critical accounting estimates and policies, see Item 7, MD&A "Critical Accounting Policies" of the Company's 2007 10-K. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of the Company's Board of Directors.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As of December 31, 2007, the Company had outstanding Series K Notes and Series K Warrants which were classified as derivative financial instruments. Interest on the Series K Notes is tied to the 6-month LIBOR. Should the 6-month LIBOR increase, interest payments on the Series K debt may increase as well. The interest rate risk on investments is considered immaterial due to the fact that all investments have maturities of three months or less.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Geert Kersten, CEL-SCI's Chief Executive and Financial Officer, has evaluated the effectiveness of CEL-SCI's disclosure controls and procedures as of December 31, 2007, and in his opinion CEL-SCI's disclosure controls and procedures are effective and ensure that material information relating to CEL-SCI, including CEL-SCI's consolidated subsidiary, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. The Company has determined that these controls and procedures are effective as of December 31, 2007.

Changes in Internal Control over Financial Reporting

To the knowledge of Mr. Kersten, there have been no significant changes in CEL-SCI's internal controls or in other factors that could significantly affect CEL-SCI's internal controls subsequent to the date of evaluation. The Company continues to evaluate its internal controls.

                                     PART II


Item 2.  Changes in Securities and Use of Proceeds

           None

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

     See Item 4 of the Company's report on Form 10-K for the year ended September 30, 2007.

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


                                         CEL-SCI CORPORATION


Date: February 14, 2008                  /s/ Geert Kersten
                                         ------------------------------------
                                         Geert Kersten, Chief Executive Officer*









* Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.