Form 10-Q
period 2008-03-31
CEL SCI CORP
filed 2008-05-15
CIK 725363

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

(Mark One)
     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2008

                                      OR

     ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

                         Commission File Number 0-11503

                             CEL-SCI CORPORATION

        Colorado                                          84-0916344
--------------------------------                    ---------------------
State or other jurisdiction                             (IRS) Employer
     of incorporation                               Identification Number

                         8229 Boone Boulevard, Suite 802
                             Vienna, Virginia 22182
                       ----------------------------------
                     Address of principal executive offices

                                 (703) 506-9460
                       ----------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.

            Yes ____X_____                      No __________

Indicate by check mark whether the Registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

      Large accelerated filer [  ]                Accelerated filer [  ]

      Non-accelerated filer [  ]                 Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

            Yes _________                       No _____X____

         Class of Stock       No. Shares Outstanding             Date

             Common               117,657,105                May 13, 2008

                              TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1.                                                                Page

Condensed Consolidated Balance Sheet (unaudited)                         3
Condensed Consolidated Statements of Operations (unaudited)             4-5
Condensed Consolidated Statement of Cash Flow (unaudited)                6
Notes to Condensed Consolidated Financial Statements (unaudited)         8

Item 2.
      Management's Discussion and Analysis of Financial Condition        18
        and Results of Operations

Item 3.
      Quantitative and Qualitative Disclosures about Market Risks        21

Item 4T.
      Controls and Procedures                                            21

PART II

Item 2.
      Changes in Securities and Use of Proceeds                          23

Item 4.
      Submission of Matters to a Vote of Security Holders                23

Item 5.
      Other Information                                                  24

Item 6.
      Exhibits                                                           24

      Signatures                                                         25

                             CEL-SCI CORPORATION
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (unaudited)

            ASSETS                                   March 31,    September 30,
                                                        2008          2007
  CURRENT ASSETS
    Cash and cash equivalents                    $   264,818      $10,993,021
    Interest and other receivables                    72,621           36,393
    Prepaid expenses                                  48,505           34,578
    Inventory used for R&D and manufacturing         316,344          385,650
    Deposits                                          14,828           14,828
                                                  ----------      -----------
          Total current assets                       717,116       11,464,470

  RESEARCH AND OFFICE EQUIPMENT AND
    LEASEHOLD IMPROVEMENTS--
    Less accumulated depreciation of $1,928,766
       and $1,859,644                                684,527          233,876
  PATENT COSTS- less accumulated amortization
    of $1,054,148 and $896,407                       563,402          541,380
  RESTRICTED CASH                                  2,164,091        2,168,629
  AVAILABLE-FOR-SALE SECURITIES                    5,800,000                -
  DEFERRED RENT                                    7,596,892        6,301,364
  LONG-TERM INTEREST RECEIVABLES                     113,934           21,083
  DEFERRED FINANCING COSTS                            10,300                -
                                                  ----------      -----------
                 TOTAL ASSETS                    $17,650,262      $20,730,802
                                                 ===========      ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES
    Short-term loan                              $   656,340      $         -
    Accounts payable                                 257,552          248,120
    Accrued expenses                                 114,557           98,603
    Due to employees                                   7,472           26,735
    Accrued interest on convertible debt                   -           68,795
    Derivative instruments - current portion         872,895          782,732
    Deposits held                                          -            3,000
                                                  ----------      -----------
         Total current liabilities                 1,908,816        1,227,985
    Deferred rent                                      4,398            1,466
    Derivative instruments - noncurrent portion    4,576,622        4,831,252
                                                  ----------      -----------
         Total liabilities                         6,489,836        6,060,703

            COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized,
     100,000 shares; no shares issued and outstanding      -                -
    Common stock, $.01 par value; authorized,
      300,000,000 shares; issued and outstanding,
      117,532,105 and 115,678,662 shares at
      March 31, 2008 and September 30, 2007,
      respectively                                 1,175,321        1,156,787
    Additional paid-in capital                   132,031,015      130,081,378
    Accumulated deficit                         (122,045,910)    (116,568,066)
                                                ------------     ------------
            Total stockholders' equity            11,160,426       14,670,099
                                                ------------     ------------
 LIABILITIES AND STOCKHOLDERS' EQUITY           $ 17,650,262     $ 20,730,802
                                                ============     ============

          See notes to condensed consolidated financial statements.

                             CEL-SCI CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                         Six Months Ended
                                                             March 31,
                                                        2008            2007
                                                       ------          ------
 REVENUE:
   Grant revenue                                  $         -       $    31,779
   Rent income                                          1,530            12,895
   Other income                                             -               841
                                                  -----------       -----------
                     Total revenue                      1,530            45,515
 EXPENSES:
   Research and development, excluding
     depreciation of $97,856 and $41,794
     included below                                 2,066,029         1,185,023
   Depreciation and amortization                      133,468            84,158
   General and administrative                       2,754,569         2,368,850
                                                  -----------       -----------
                       Total expenses               4,954,066         3,638,031
                                                  -----------       -----------
  LOSS FROM OPERATIONS                             (4,952,536)       (3,592,516)

 GAIN (LOSS) ON DERIVATIVE INSTRUMENTS               (170,949)          271,891

 INTEREST INCOME                                      335,987           172,665

 INTEREST EXPENSE                                    (265,531)         (688,284)
                                                  -----------       -----------

 NET LOSS BEFORE INCOME TAXES                      (5,053,029)       (3,836,244)

 INCOME TAX PROVISION                                       -                 -
                                                  -----------       -----------

 NET LOSS                                          (5,053,029)       (3,836,244)

 DIVIDENDS                                           (424,815)                -
                                                  -----------       -----------
 NET LOSS AVAILABLE TO COMMON SHAREHOLDERS        $(5,477,844)      $(3,836,244)
                                                  ===========       ===========
 NET LOSS PER COMMON SHARE (BASIC)                $     (0.05)      $     (0.05)
                                                  ===========       ===========
 NET LOSS PER COMMON SHARE (DILUTED)              $     (0.05)      $     (0.05)
                                                  ===========       ===========
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING, BASIC & DILUTED            116,008,631        83,377,267
                                                  ===========       ===========

            See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                                         Three Months Ended
                                                             March 31,
                                                        2008            2007
                                                       ------          ------
REVENUE:
   Grant revenue                                     $       -      $   17,917
   Rent income                                               -           6,805
   Other income                                              -               -
                                                     ---------      ----------
                    Total revenue                            -          24,722
 EXPENSES:
   Research and development, excluding
     depreciation of $97,035 and $20,832
      included below                                 1,037,063         678,865
   Depreciation and amortization                        79,215          42,316
   General and administrative                          968,820       1,316,146
                                                     ---------      ----------
                      Total expenses                 2,085,098       2,037,327
                                                     ---------      ----------
  LOSS FROM OPERATIONS                              (2,085,098)     (2,012,605)

 LOSS ON DERIVATIVE INSTRUMENTS                     (1,160,937)       (447,356)

 INTEREST INCOME                                       157,256          77,114

 INTEREST EXPENSE                                     (121,515)       (341,038)
                                                     ---------      ----------
 NET LOSS BEFORE INCOME TAXES                       (3,210,294)     (2,723,885)

 INCOME TAX PROVISION                                        -               -
                                                     ---------      ----------
 NET LOSS                                           (3,210,294)     (2,723,885)

 DIVIDENDS                                            (424,815)              -
                                                     ---------      ----------

 NET LOSS AVAILABLE TO COMMON SHAREHOLDERS         $(3,635,109)    $(2,723,885)
                                                   ===========     ===========
 NET LOSS PER COMMON SHARE (BASIC)                 $     (0.03)    $     (0.03)
                                                   ===========     ===========

 NET LOSS PER COMMON SHARE (DILUTED)               $     (0.03)    $     (0.03)
                                                   ===========     ===========

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING, BASIC & DILUTED             116,312,378      83,836,076
                                                   ===========     ===========


           See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)

                                                        Six Months Ended
                                                         March 31, 2008
                                                     2008              2007
                                                     ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                         $(5,053,029)      $ (3,836,244)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation and amortization                    133,468            84,158

  Penalty shares issued to nonemployees                    -           156,350
  Issuance of common stock and stock options
    for services                                     848,644           562,039
  Common stock contributed to 401(k) plan             51,712            44,818
  Employee option cost                               529,417            62,067
  Consultant option extension                         99,181                 -
  Loss (gain) on derivative instruments              170,949          (271,891)
  Amortization of discount on convertible debt       144,584           342,475
  Impairment loss on retirement of equipment             595                 -
  Loss on abandonment of patents                       1,974                 -
  Increase in deferred rent                            2,932                 -
  (Increase) decrease in receivables                (129,079)            6,396
  (Increase) decrease in prepaid expenses            (13,927)          454,776
  (Increase) decrease in inventory for R&D
    and manufacturing                                 69,306            (1,264)
  (Decrease) increase in accounts payable            (32,659)           77,973
  Increase in accrued expenses                        15,954            19,240
  Decrease in amount due to employees                (19,263)           (3,954)
  Decrease in deposits held                           (3,000)                -
  (Decrease) increase in accrued interest on
    convertible debt                                 (68,795)           97,854
                                                    ---------        ---------
NET CASH USED IN OPERATING ACTIVITIES             (3,251,036)       (2,205,207)
                                                  ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additional investment in manufacturing facility (1,290,990)                -
  Investment in available-for-sale securities     (5,800,000)                -
  Purchase of equipment                             (520,775)          (53,598)
  Patent costs                                       (45,845)          (51,313)
                                                  ----------        ----------
NET CASH USED IN INVESTING ACTIVITIES             (7,657,610)         (104,911)
                                                  ----------        ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options             14,403           109,707
  Repayment of convertible notes                    (480,000)                -
  Proceeds from short term loan                      656,340                 -
  Financing costs                                    (10,300)          (10,170)
                                                  ----------        ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES            180,443            99,537
                                                  ----------        ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS        (10,728,203)       (2,210,581)

CASH AND CASH EQUIVALENTS:
  Beginning of period                             10,993,021         8,080,365
                                                  ----------        ----------
  End of period                                   $  264,818        $5,869,784
                                                  ==========        ==========

                                                                   (continued)

            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)

                                                         Six Months Ended
                                                          March 31, 2008
                                                       2008              2007
                                                       ----              ----
SUPPLEMENTAL INFORMATION ON NONCASH TRANSACTIONS:

Patent costs included in accounts payable:
Increase in accounts payable                         $ (17,860)       $ (49,956)
Increase in patent costs                                17,860           49,956
                                                     ---------        ---------
                                                     $       -        $       -
                                                     =========        =========
Equipment costs included in accounts payable:
Increase in accounts payable                         $ (24,230)       $  (4,338)
Increase in research and office equipment               24,230            4,338
                                                     ---------        ---------
                                                     $       -        $       -
                                                     =========        =========
Repayment of convertible debt in common stock:
Decrease in convertible debt                         $       -        $ 207,500
Increase in accounts receivable                              -           25,655
Increase in common stock                                     -           (3,431)
Increase in additional paid-in capital                       -         (229,724)
                                                     ---------        ---------
                                                     $       -        $       -
                                                     =========        =========
Cost of investor warrant extension:
Increase in accumulated deficit                      $ 424,815        $       -
Increase in additional paid-in capital                (424,815)               -
                                                     ---------        ---------
                                                     $       -        $       -
                                                     =========        =========


NOTE: Interest expense paid during the six months ended March 31, 2008 and 2007 totaled $150,468 and $247,955, respectively.




            See notes to condensed consolidated financial statements.

                             CEL-SCI CORPORATION

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
              THREE AND SIX MONTHS ENDED MARCH 31, 2008 AND 2007


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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of March 31, 2008 and the results of operations for the three-month and six-month periods then ended. The condensed consolidated balance sheet as of September 30, 2007 is derived from the September 30, 2007 audited consolidated financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the three-month and six-month periods ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the entire year.

      Significant accounting policies are as follows:

      Research  and Office  Equipment  -  Research  and  office  equipment  is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Repairs and maintenance which do not extend the life of the asset are expensed when incurred. Depreciation expense for the six-month period ended March 31, 2008 and 2007 were $93,759 and $59,045, respectively. Depreciation expense for the three-month period ended March 31, 2008 and 2007 were $62,322 and $20,832.

      Patents - Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years). In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the six-month and three-month periods ended March 31, 2008, the Company recorded patent impairment charges of $1,974 and $0. For the six-month period ended March 31, 2008 and 2007, amortization of patent costs totaled $39,709 and $42,364, respectively. For the three-month periods ended March 31, 2008 and 2007, amortization of patent costs totaled $20,170 and $21,485 respectively. The Company estimates that amortization expense will be $77,846 for each of the next five years, totaling $389,230.

      Research and Development Costs - Research and development expenditures are expensed as incurred. Total research and development costs, excluding depreciation, were $2,066,029 and $1,185,023 for the six months ended March 31, 2008 and 2007. For the three months ended March 31, 2008 and 2007, total research and development costs were $1,037,063 and $678,865, respectively.

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

      Stock-Based Compensation - In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires companies to recognize expense associated with share based compensation arrangements, including employee stock options, using a fair value-based option pricing model. SFAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employees. Compensation expense has been recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005 as well as for the portion of awards previously granted that vested during the period ended March 31, 2008. For the six months ended March 31, 2008 and 2007, the Company recorded $64,409 and $62,067, respectively in general and administrative expense for the cost of employee options. The Company's options vest over a three-year period from the date of grant. After one year, the stock is one-third vested, with an additional one-third vesting after two years and the final one-third vesting at the end of the three-year period. There were 1,324,000 and -0- options granted to employees during the six-month periods ended March 31, 2008 and 2007. Options are granted with an exercise price equal to the closing bid price of the Company's stock on the day before the grant. The Company determines the fair value of the employee compensation using the Black Scholes method of valuation.

      During the six months ended March 31, 2008, no options from the non-qualified plan vested. During the six months ended March 31, 2008, no options from the incentive stock option plan vested.

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

      During the six months ended March 31, 2008 and 2007, 50,467 and 564,966 options were exercised. All options exercised were from the non-qualified plans. The total intrinsic value of options exercised during the six months ended March 31, 2008 and 2007 was $17,691 and $210,559, respectively. The total intrinsic value of options exercised during the three months ended March 31, 2008 and 2007 was $0 and $78,915, respectively.

      Options to non-employees are accounted for in accordance with FASB's Emerging Issues Task Force (EITF) Issue 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model. The Black-Scholes model requires management to make assumptions regarding the fair value of the options at the date of grant and the expected life of the options. There were no options granted to non-employees during the six months ended March 31, 2008. There were 258,000 shares of common stock issued to consultants during the six months ended March 31, 2008 at a cost for the six months ended March 31, 2008 of $11,395. During the six months ended March 31, 2008, 2,016,176 options to non-employees were extended. See note D. For the six months ended March 31, 2007, common stock and options with a value of $562,039 were issued for services.

B.    NEW ACCOUNTING PRONOUNCEMENTS

      In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements". The statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In September 2007, the FASB provided a one-year deferral for the implementation of SFAS 157 with regard to nonfinancial assets and liabilities. The Company is evaluating whether this statement will affect its current practice in valuing fair value of its derivatives each quarter.

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

      In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised 2007), Business Combinations, which replaces SFAS No. 141R.
      The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective beginning October 1, 2009 and will apply prospectively to business combinations completed on or after that date.

      In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective beginning October 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our consolidated financial statements.

      In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, which changes disclosure requirements for derivative instruments and hedging activities. The statement is effective for periods ending on or after November 15, 2008, with early application encouraged. The Company is currently assessing the additional requirements of this statement.

C.    AVAILABLE-FOR-SALE SECURITIES

     At March 31, 2008, the Company had $5.8 million in face value of Auction Rate Cumulative Preferred Shares (ARPs), liquidation preference of $25,000 per share, of an income mutual fund. The ARPs are invested primarily in a globally diversified portfolio of convertible instruments, common and preferred stocks, and income producing securities such as investment grade and below investment grade (high yield/high risk) debt securities. All of the ARPs had credit ratings of AAA when purchased and still have the AAA rating today. None of the ARPs are mortgage-backed debt. Historically, ARPs have been highly liquid, using a Dutch auction process that resets the applicable interest rates weekly to provide liquidity at par ($25,000 per share). However, as a result of liquidity issues experienced in the global credit and capital markets, the auctions for all of our remaining ARPs since February 29, 2008 have failed. As a result thereof we are now collecting interest at a higher rate, pursuant to the ARPs agreement. The failures of these auctions do not affect the value of the collateral underlying the ARPs and we will continue to earn and receive interest at contractually set rates. In May 2008, the fund company refinanced $300 million of the $350 million outstanding ARPs. On May 6, 2008, the fund company announced the redemption of $300 million or, 85.7% of the ARPs on various dates between May 19, 2008 and May 23, 2008 subject to the investment fund lottery system. Until redemption or when these ARPs are completely refinanced, the Company has the ability to borrow against 100% of the ARPs at a favorable interest rate less than the rate it earns on the ARPs (see Note F).

      The fund holding the Auction Rate Preferred Shares must maintain, 1) asset coverage of the Preferred Shares as required by the rating agency or agencies rating the Preferred Shares; and 2) asset coverage of at least 200% with respect to senior securities that are stock, including the Preferred Shares. In the event that the Fund does not maintain or cure failures to maintain these coverage tests, some or all of the Preferred Shares will be subject to mandatory redemptions. Based on the composition of the Fund's portfolio as of August 31, 2007, the asset coverage of the Preferred Shares as measured pursuant to the 1940 Act was approximately 336%.

      There have been no defaults of the underlying collateral and interest continues to be paid at the contractual rate and in a timely manner. Because we have been unable to liquidate the remaining $5.8 million of ARPs, and because of continued liquidity issues in the global credit and capital markets, we have classified these ARPs as non-current as of March 31, 2008.

     The Company continues to carry the ARPs at par value ($25,000 per share) as the Company believes that it will be able to collect all amounts due. This conclusion is further supported by the fact that the issuer has already refinanced $300 million of the $350 million outstanding ARPs and is expected to shortly redeem 85.7% or $300 million of the ARPs.

D.    STOCKHOLDERS' EQUITY

      In November and December 2007, the Company extended 1,905,633 employee options and 2,016,176 investor and consultant warrants. The options and warrants were due to expire from December 1, 2007 through December 31, 2008. All options and warrants were extended for an additional five years from the original expiration date. The cost of the extension of employee options of $465,008 was recorded as a debit to general and administrative expense and a credit to additional paid-in capital. The cost of the extension of investor warrants of $424,815 was recorded as a debit to accumulated deficit (dividend) and a credit to additional paid-in capital. The cost of the extension of the consultant warrants of $99,181 is recorded as a debit to general and administrative expense and a credit to additional paid-in capital. The additional cost of the extension of employee options and investor and consultant warrants was determined using the Black Scholes method.

      In January  and March  2008,  the  Company  issued  1,116,020  shares of restricted common stock to employees. The stock was valued at prices ranging from $0.52 to $0.62. The total cost of the stock issued to employees was $687,830. The cost of the stock for the six and three months ended March 31, 2008 of $49,101 was expensed to research and development ($18,171) and general and administrative expense ($30,930). In addition, on February 26, 2008, the Company issued a total of 258,000 shares of restricted common stock to two consultants at $0.52 per share for a total cost of $134,160. This stock will be expensed over the period of the contracts with the consultants. The expense for the quarter ended March 31, 2008 was $11,395.

E.    SERIES K CONVERTIBLE DEBT

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

     The Series K Notes bear interest at the greater of 8% or the six month LIBOR plus 300 basis points, and are required to be repaid in thirty equal monthly installments of $207,500 beginning on March 4, 2007 and continuing through September 4, 2010. Any remaining principal balance is required to be repaid on August 4, 2011; however, holders of the Series K Notes may require repayment of the entire remaining principal balance at any time after August 4, 2010. Interest is payable quarterly beginning September 30, 2006. Each payment of principal and accrued interest may be settled in cash or in shares of common stock at the option of the Company. The number of shares deliverable under the share-settlement option is determined based on the lower of (a) $0.75 per share, as adjusted pursuant to the terms of the Series K Notes or (b) 90% applied to the arithmetic average of the volume-weighted-average trading prices for the twenty day period immediately preceding each share settlement. The Company may not make payments in shares if such payments would result in the cumulative issuance of shares of its common stock exceeding 19.999% of the shares outstanding on the day immediately preceding the issuance date of the Series K Notes, unless prior approval is given by vote of at least a majority of the shares outstanding. The Company received such approval on November 17, 2006.

      The Company is accounting for the Series K Warrants as derivative liabilities in accordance with SFAS No. 133. A debt discount of $1,734,472 is being amortized to interest expense using the effective interest method over the expected term of the Series K Notes. During the six-month periods ended March 31, 2008 and 2007, the Company recorded interest expense of $144,584 and $342,475, respectively, in amortization of the debt discount. As of March 31, 2008, the fair value of the Series K notes is $2,920,012 and the fair value of the investor and placement agent warrants is $2,529,505. The Company recorded a loss on derivative instruments of $170,949 and a gain of $271,891 during the six months ended March 31, 2008 and 2007 respectively. For the three months ended March 31, 2008 and 2007, the Company recorded a loss on derivative instruments of $1,160,937 and $447,356, respectively.

      During the six months ended March 31, 2008 and 2007, no Series K notes were converted into shares of common stock. During the six months ended March 31, 2008, principal payments of $480,000 were made to the holders of the Series K notes. As of March 31, 2008, $2,805,716 of the Series K Notes remained.

      The following summary comprises the total of the fair value of the Series K debt and related derivative instruments at March 31, 2008 and September 30, 2007:

                                                 March 31,      September 30,
                                                   2008             2007

       Face value of debt                      $2,805,716         $3,285,715
       Discount on debt                          (298,502)          (443,086)
       Investor warrants                        1,734,472          1,734,472
       Placement agent warrants                   187,371            192,826
       Fair value adjustment-convertible debt     412,798            168,207
       Fair value adjustment-investor warrants    607,662            675,850
                                               ----------         ----------
          Total fair value                     $5,449,517         $5,613,984
                                               ==========         ==========

F.    SHORT-TERM LOAN

     The Company has a line of credit through its bank to borrow up to 100% of the $5.8 million ARPs (see Note C) at an interest rate of prime minus 1% (4% at March 31, 2008). As of March 31, 2008, the Company had borrowed $656,340. During the six and three months ended March 31, 2008, the Company had paid $539 in interest on the line of credit. The line of credit is secured by the ARPs. The line of credit will not expire as long as the Company holds the ARPs, and is secured by the Company's ARPs.

G.    OPERATIONS AND FINANCING

      The Company has incurred significant costs since its inception in connection with the acquisition of an exclusive worldwide license to and later acquisition of the technology of certain patented and unpatented  proprietary  technology  and know-how  relating to the human
      immunological   defense  system,   patent  applications,   research  and
      development,    administrative   costs,   construction   of   laboratory
      facilities and clinical trials. The Company has funded such costs with proceeds realized from the public and private sale of its common and preferred stock. The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts. To date, the Company has not generated any revenue from product sales. The ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain. The Company plans to seek continued funding of the Company's development by raising additional capital. It is the opinion of management that sufficient funds will be available from the Series K convertible debt, the April 2007 financing, other external financing and additional capital and/or expenditure reductions in order to meet the Company's liabilities and commitments as they come due through March 31, 2009. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

      The Company has invested in ARPs (See Note C). Because of liquidity issues with these ARPs, the Company has borrowed $656,340 on a line of credit. The Company believes that these issues will be resolved and in the meantime has access to 100% of the invested assets through a line of credit with the Company's bank.

H.    DIVIDENDS

      The Company has paid no dividends to shareholders since inception. The cost of the extension of investor warrants during the six months ended March 31, 2008 of $424,815 is recorded as a dividend, and increases the accumulated deficit.

I.    COMMITMENTS AND CONTINGENCIES

      Lease Agreement - In August 2007, CEL-SCI leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, will be remodeled in accordance with CEL-SCI's specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI's Phase III clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and requires annual base rent payments of $1,575,000 during the first year of the lease. The annual base rent escalates each year at 3%. CEL-SCI is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows CEL-SCI, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease required CEL-SCI to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 in years six through twenty of the lease. On January 24, 2008, a second amendment to the lease for the manufacturing facility was signed. In accordance with the amendment, CEL-SCI is required to pay the following: 1) an additional $518,790 for movable equipment, which will increase restricted cash, and 2) an additional $1,295,528 into the escrow account to cover additional costs, which will increase deferred rent. These funds were transferred in early February 2008.

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

During the six-month period ended March 31, 2008 and 2007, the Company used cash totaling $10,728,203 and $2,210,581 respectively. For the six months ended March 31, 2008 and 2007, cash used in operating activities totaled $3,251,036 and $2,205,207. For the six months ended March 31, 2008 and 2007, cash provided by financing activities totaled $180,443 and $99,537, respectively. Repayment of Series K notes ($480,000) and financing costs ($10,300) were used in financing activities and cash was provided by the exercise of employee options ($14,403) and a short term loan of $656,340 during the six months ended March 31, 2008. For the six months ended March 31, 2007, cash provided by financing activities of $109,707 was from the exercise of employee options, partially offset by financing costs of $10,170. Cash used in investing activities was $7,657,610 and $104,911 for the six months ended March 31, 2008 and 2007. This consisted of purchases of equipment and legal costs incurred in patent applications and, for the six months ended March 31, 2008, an additional investment in the manufacturing facility of $1,290,990 and an increase in available for sale securities of $5,800,000.

The Company has invested in ARPs (See Note C). Because of liquidity issues with these ARPs, the Company has borrowed $656,340 on a line of credit. The Company believes that these issues will be resolved and in the meantime has access to 100% of the invested assets through a line of credit with the Company's bank.

Results of Operations and Financial Condition

Grant revenue decreased by $31,779 during the six months ended March 31, 2008, compared to the same period of the previous year, due to the completion of the work funded by the grants. The final grant ended on March 31, 2007. Grant revenue decreased by $17,917 during the three months ended March 31, 2008 compared to the same period of the previous year for the same reason.

During the six-month period ended March 31, 2008, research and development expenses increased by $881,006 compared to the six-month period ended March 31, 2007. This increase was due to expenses relating to the preparation for the Phase III clinical trial on Multikine. The Company is preparing for the opening of the manufacturing facility. During the three months ended March 31, 2008, research and development expenses increased by $358,198 over the three months ended March 31, 2008 for the same reason.

During the six-month period ended March 31, 2008, general and administrative expenses increased by $385,719 compared to the six-month period ended March 31, 2007. This change was primarily due to: 1) the cost of stock issued to employees (approximately $30,930), 2) the cost of extending employee options
(approximately   $465,000),   3)  an   increase  in  travel   related   expenses
(approximately $22,700), and 4) the cost of extending consultant warrants (approximately $99,200). These increases were partially offset by a decrease in business development costs (approximately $365,000). During the three months ended March 31, 2008, general and administrative expenses decreased by $347,326 compared to the three months ended March 31, 2007. This was primarily due to a decrease in presentation costs (approximately $217,300) and a decrease in legal and accounting costs (approximately $62,000), partially offset by the cost of stock issued to employees (approximately $30,930).

Interest income during the six months ended March 31, 2008 increased by $163,322 compared to the six-month period ended March 31, 2007. The increase was due to interest earned on the funds received from the April 2007 financing. Interest income increased during the three months ended March 31, 2008 over the same period ended March 31, 2007 by $80,142. The increase was due to interest earned on a higher amount of invested funds.

The loss on derivative instruments of $170,949 for the six months ended March 31, 2008, and for the three months ended March 31, 2008, of $1,160,937 was the result of the change in fair value of the Series K Notes and Series K Warrants during the period. These losses were caused by the increase in share price of the Company's common stock.

The interest expense of $265,531 for the six months ended March 31, 2008 was composed of two elements: 1) amortization of the Series K discount ($144,584) and 2) interest paid and accrued on the Series K debt ($120,947). This is a decline of approximately $422,753 from the six months ended March 31, 2007 because of the lower balance of Series K debt. During the three months ended March 31, 2008, the interest expense was $121,515, a decrease of $219,523 from the three months ended March 31, 2007. This decline is because of the lower balance of the Series K debt. Amortization of the Series K discount was $64,081 and interest paid on the series K debt totaled $56,895. Additional interest expense was on the short term loan, totaling $539.

Research and Development Expenses

During the six and three-month periods ended March 31, 2008 and 2007, the Company's research and development efforts involved Multikine and
L.E.A.P.S.(TM). The table below shows the research and development expenses associated with each project during the six and three-month periods.

                                  Six Months              Three   Months
                                 Ended March 31,          Ended March 31,
                               2008         2007        2008           2007
                               ----         ----        ----           ----

 MULTIKINE                 $1,865,345   $1,032,075   $  956,397       $603,754
   L.E.A.P.S                  200,684      152,948       80,666         75,111
                           ----------   ----------   ----------       --------
   TOTAL                   $2,066,029   $1,185,023   $1,037,063       $678,865
                           ==========   ==========   ==========       ========

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

As of March 31, 2008, the Company was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. The Company does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology. Consequently, the Company cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects.

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

In August 2007, CEL-SCI leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, will be remodeled in accordance with CEL-SCI's specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI's Phase III clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and requires annual base rent payments of $1,575,000 during the first year of the lease. The annual base rent escalates each year at 3%.
CEL-SCI is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows CEL-SCI, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease required CEL-SCI to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 in years six through twenty of the lease. In January 2008, the Company signed a second amendment to the lease. In accordance with the lease, on February 8, 2008, the Company paid an additional $1,295,528 toward the remodeling costs and a further $518,790 to pay for lab equipment. The building is expected to be ready for occupancy during the third calendar quarter of 2008.

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

Critical Accounting Estimates and Policies

Management's discussion and analysis of the Company's financial condition and results of operations is based on its unaudited condensed consolidated financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. The Company believes some of the more critical estimates and policies that affect its financial condition and results of operations are in the areas of revenue recognition, operating leases, asset retirement obligations, stock-based compensation and income taxes. For more information regarding the Company's critical accounting estimates and policies, see Part II, Item 7, MD&A "Critical Accounting Estimates and Policies" of the Company's 2007 10-K. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of the Company's Board of Directors.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As of March 31, 2008, the Company had outstanding Series K Notes and Series K Warrants which were classified as derivative financial instruments. Interest on the Series K Notes is tied to the 6-month LIBOR. Should the 6-month LIBOR increase, interest payments on the Series K debt may increase as well.

The Company has available-for-sale securities totaling $5,800,000 as of March 31, 2008. Due to liquidity issues (See Note C of the condensed financial statements), the Company has borrowed $656,340 on a line of credit secured by these securities. The interest rate on the line of credit is at prime minus 1%. Should the prime rate increase, interest payments on the line of credit may increase as well.

Item 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Geert Kersten, CEL-SCI's Chief Executive and Financial Officer, has evaluated the effectiveness of CEL-SCI's disclosure controls and procedures as of March 31, 2008, and in his opinion CEL-SCI's disclosure controls and procedures are effective and ensure that material information relating to CEL-SCI, including

CEL-SCI's consolidated subsidiary, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. The Company has determined that these controls and procedures are effective as of March 31, 2008.

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

                                   PART II


Item 2.       Changes in Securities and Use of Proceeds

        None

Item 4.    Submission of Matters to a Vote of Security Holders

      The annual meeting of CEL-SCI's shareholders was held on March 3, 2008. At the meeting the following persons were elected as directors for the upcoming year:

      Name                          Votes For      Votes Withheld

      Maximilian de Clara          77,883,141       3,911,418
      Geert Kersten                78,836,734       2,957,825
      Alexander Esterhazy          79,118,263       2,676,296
      C. Richard Kinsolving        79,280,474       2,514,085
      Peter R. Young               79,181,763       2,612,796

At the meeting the following proposals were ratified by the shareholders.

    (1) to approve the adoption of CEL-SCI's 2008 Incentive Stock Option Plan which provides that up to 1,000,000 shares of common stock may be issued upon the exercise of options granted pursuant to the Incentive Stock Option Plan;

    (2) to approve the adoption of CEL-SCI's 2008 Non-Qualified Stock Option Plan which provides that up to 1,000,000 shares of common stock may be issued upon the exercise of options granted pursuant to the Non-Qualified Stock Option Plan;

    (3) to approve the adoption of CEL-SCI's 2008 Stock Bonus Plan which provides that up to 1,000,000 shares of common stock may be issued to persons granted stock bonuses pursuant to the Stock Bonus Plan;

    (4) to approve an amendment to CEL-SCI's Stock Compensation Plan to provide for the issuance of up to 1,000,000 additional restricted shares of common stock to CEL-SCI's directors, officers, employees and consultants for services provided to the Company;

    (5) subject to the determination of CEL-SCI's directors that a reverse split would be in the best interest of CEL-SCI's shareholders, to approve a reverse split of CEL-SCI's common stock;

    (6)  to  ratify  the   appointment  of  BDO  Seidman,   LLP  as  CEL-SCI's
         independent registered public accounting firm for the fiscal year ending September 30, 2008.

    The following is a tabulation of votes cast with respect to these proposals:

                                 Votes
                ----------------------------------------          Broker
   Proposal         For           Against       Abstain        Non-Votes

      1.        22,876,122       6,492,020      359,671       52,066,746
      2.        23,134,557       6,157,452      435,804       52,066,746
      3.        21,676,413       7,658,224      393,176       52,066,746
      4.        21,376,495       7,973,363      377,922       52,066,746
      5.        62,659,222      18,672,755      462,582                0
      6.        79,208,863       1,057,206    1,528,490                0

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


                                       CEL-SCI CORPORATION


Date: May 15, 2008                     /s/ Geert Kersten
                                      --------------------------------
                                      Geert  Kersten, Chief Executive Officer*






* Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.