Form 10-Q
period 2008-06-30
CEL SCI CORP
filed 2008-08-19
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

            Yes _________                       No _____X____
                                                        -

         Class of Stock           No. Shares Outstanding             Date
         --------------           ----------------------             ----

             Common                     117,833,374            August 14, 2008

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1.                                                                 Page
                                                                        ----

      Condensed Consolidated Balance Sheet (unaudited)                    3
      Condensed Consolidated Statements of Operations (unaudited)       4-5
      Condensed Consolidated Statement of Cash Flow (unaudited)           6
      Notes to Condensed Consolidated Financial Statements (unaudited)    8

Item 2.
      Management's Discussion and Analysis of Financial Condition       18
        and Results of Operations

Item 3.
      Quantitative and Qualitative Disclosures about Market Risks       21

Item 4.
      Controls and Procedures                                           21

PART II

Item 2.
      Changes in Securities and Use of Proceeds                         23

Item 4.
      Submission of Matters to a Vote of Security Holders               23

Item 5.
      Other Information                                                 24

Item 6.
      Exhibits                                                          25

      Signatures                                                        26

                              CEL-SCI CORPORATION
                             CONDENSED CONSOLIDATED
                                 BALANCE SHEETS
                                  (unaudited)

 ASSETS

                                                    June 30,      September 30,
                                                      2008           2007
                                                   -------------   -----------
 CURRENT ASSETS
   Cash and cash equivalents                       $ 3,161,442      $10,993,021
   Interest and other receivables                            -           36,393
   Prepaid expenses                                     34,909           34,578
   Inventory used for R&D and manufacturing            281,670          385,650
   Deposits                                             14,828           14,828
                                                   -------------   -------------
         Total current assets                        3,492,849       11,464,470
 RESEARCH AND OFFICE EQUIPMENT AND
   LEASEHOLD IMPROVEMENTS--
   Less accumulated depreciation of $1,904,036
   and $1,859,644                                    1,854,754          233,876
 PATENT COSTS- less accumulated
   amortization of  $1,074,645 and $896,407            569,743          541,380

 RESTRICTED CASH                                       984,734        2,168,629

 AVAILABLE-FOR-SALE SECURITIES                         200,000                -

 DEFERRED RENT                                       7,885,366        6,301,364

 LONG-TERM INTEREST RECEIVABLE                         228,822           21,083
                                                   -------------   -------------
                TOTAL ASSETS                       $15,216,268     $ 20,730,802
                                                   =============   =============

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Accounts payable                                $   290,501     $    248,120
   Accrued expenses                                    110,014           98,603
   Due to employees                                     38,506           26,735
   Accrued interest on convertible debt                 51,174           68,795
   Derivative instruments - current portion            847,136          782,732
   Deposits held                                             -            3,000
                                                   -------------   -------------
        Total current liabilities                    1,337,331        1,227,985

   Deferred rent                                         5,864            1,466

   Derivative instruments - noncurrent portion       4,166,192        4,831,252
                                                   -------------   -------------
        Total liabilities                            5,509,387        6,060,703

  COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized,
    100,000 shares; no shares issued and outstanding         -                -
   Common stock, $.01 par value; authorized,
    300,000,000 shares; issued and outstanding,
    117,833,374 and 115,678,662 shares at June 30,
    2008 and September 30, 2007, respectively        1,178,334        1,156,787
   Additional paid-in capital                      132,563,735      130,081,378
   Accumulated deficit                            (124,035,188)    (116,568,066)
                                                   -------------   -------------
           Total stockholders' equity                9,706,881       14,670,099
                                                   -------------   -------------
 LIABILITIES AND STOCKHOLDERS' EQUITY              $15,216,268     $ 20,730,802
                                                   =============   =============

See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                                       Nine Months Ended
                                                           June 30,
                                                     2008             2007
                                                    ------           ------
 REVENUE:
   Grant revenue                                 $     3,535      $    31,779
   Rent income                                         1,530           18,629
   Other income                                            -            1,556
                                                 ------------     ------------
          Total revenue                                5,065           51,964

 EXPENSES:
   Research and development, excluding
    depreciation of $101,005 and $62,364
    included below                                 3,041,212        1,817,891
   Depreciation and amortization                     161,211          129,247
   General and administrative                      3,931,857        5,473,605
                                                 ------------     ------------
          Total expenses                           7,134,280        7,420,743
                                                 ------------     ------------

  LOSS FROM OPERATIONS                            (7,129,215)      (7,368,779)

 GAIN (LOSS) ON DERIVATIVE INSTRUMENTS                35,157         (818,580)

 INTEREST INCOME                                     430,320          362,777

 INTEREST EXPENSE                                   (378,569)      (1,566,638)
                                                 ------------     ------------

 NET LOSS BEFORE INCOME TAXES                     (7,042,307)      (9,391,220)

 INCOME TAX PROVISION                                      -                -
                                                 ------------     ------------

 NET LOSS                                         (7,042,307)      (9,391,220)

 DIVIDENDS                                          (424,815)               -
                                                 ------------     ------------
 NET LOSS AVAILABLE TO COMMON SHAREHOLDERS       $(7,467,122)     $(9,391,220)
                                                 ============     ============

 NET LOSS PER COMMON SHARE (BASIC)               $     (0.06)     $     (0.10)
                                                 ============     ============

 NET LOSS PER COMMON SHARE (DILUTED)             $     (0.06)     $     (0.10)
                                                 ============     ============

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING, BASIC & DILUTED           116,594,797       91,574,113
                                                 ============     ============


            See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (unaudited)
                                                         Three Months Ended
                                                              June 30,
                                                        2008            2007
                                                       ------          ------
 REVENUE:
   Grant revenue                                   $     3,535     $         -
   Rent income                                               -           5,734
   Other income                                              -             715
                                                   ------------    ------------
                   Total revenue                         3,535           6,449
 EXPENSES:
   Research and development, excluding
    depreciation of $7,246 and $21,086
    included below                                     975,183         632,868
   Depreciation and amortization                        27,743          45,089
   General and administrative                        1,177,288       3,104,755
                                                   ------------    ------------

                   Total expenses                    2,180,214       3,782,712
                                                   ------------    ------------

  LOSS FROM OPERATIONS                              (2,176,679)     (3,776,263)

 GAIN (LOSS) ON DERIVATIVE INSTRUMENTS                 206,106      (1,090,471)

 INTEREST INCOME                                        94,333         190,112

 INTEREST EXPENSE                                     (113,038)       (878,354)
                                                   ------------    ------------

 NET LOSS BEFORE INCOME TAXES                       (1,989,278)     (5,554,976)

 INCOME TAX PROVISION                                        -               -
                                                   ------------    ------------

 NET LOSS                                           (1,989,278)     (5,554,976)

 DIVIDENDS                                            (424,815)              -
                                                   ------------    ------------

 NET LOSS AVAILABLE TO COMMON SHAREHOLDERS         $(2,414,093)    $(5,554,976)
                                                   ============    ============

 NET LOSS PER COMMON SHARE (BASIC)                 $     (0.02)    $     (0.05)
                                                   ============    ============

 NET LOSS PER COMMON SHARE (DILUTED)               $     (0.02)    $     (0.05)
                                                   ============    ============

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING, BASIC & DILUTED             117,773,569     108,526,680
                                                   ============    ============

            See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION
                  CONDENSEDCONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)
                                                        Nine  Months Ended
                                                           June 30, 2008
                                                       2008             2007
                                                     --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                         $  (7,042,307)   $  (9,391,220)
Adjustments to reconcile net loss to
   net cash used in operating activities:
  Depreciation and amortization                        161,211          129,247
  Penalty shares issued to nonemployees                      -          156,350
  Issuance of common stock and stock options
   for services                                      1,486,054        2,465,039
  Common stock contributed to 401(k) plan               79,837           66,779
  Employee option cost                                 398,144           93,948
  Consultant option extension                           99,181                -
  Correction of stock overpayment pricing                1,471                -
  Loss (gain) on derivative instruments                (35,157)         818,580
  Amortization of discount on convertible debt         199,501        1,107,251
  Impairment loss on retirement of equipment               595                -
  Loss on abandonment of patents                         1,974                -
  Increase in deferred rent                              4,398                -
  Increase in receivables                             (171,346)         (46,907)
  (Increase) decrease in prepaid expenses                 (331)         473,187
  Decrease in inventory for R&D and manufacturing      103,980           69,177
  Increase in accounts payable                          21,510           17,846
  Increase in accrued expenses                          11,411           21,908
  Increase (decrease) in amount due to employees        11,771          (19,986)
  Decrease in deposits held                             (3,000)               -
  (Decrease) increase in accrued interest on
   convertible debt                                    (17,621)          39,105
                                                 --------------   --------------
NET CASH USED IN OPERATING ACTIVITIES               (4,688,724)      (3,999,696)
                                                 --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additional investment in manufacturing facility   (2,102,792)               -
  Investment in available-for-sale securities       (5,800,000)               -
  Sale of investments available-for-sale securities  5,600,000
  Purchase of equipment                                (19,082)         (60,105)
  Patent costs                                         (70,384)        (107,324)
                                                 --------------   --------------
NET CASH USED IN INVESTING ACTIVITIES               (2,392,258)        (167,429)
                                                 --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options               14,403          924,866
  Private placement proceeds                                 -       15,032,500
  Repayment of convertible notes                      (765,000)        (407,500)
  Proceeds from short term loan                        656,340                -
  Repayment of short term loan                        (656,340)
  Financing costs                                            -          (10,170)
                                                 --------------   --------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES   (750,597)      15,539,696
                                                 --------------   --------------
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                         (7,831,579)      11,372,571

CASH AND CASH EQUIVALENTS:
  Beginning of period                               10,993,021        8,080,365
                                                 --------------   --------------
  End of period                                  $   3,161,442    $  19,452,936
                                                 ==============   ==============
                                                                     (continued)

            See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)
                                  (continued)
                                                        Nine  Months Ended
                                                           June 30, 2008
                                                       2008             2007
                                                     --------         --------
SUPPLEMENTAL INFORMATION ON NONCASH TRANSACTIONS:

Patent costs included in accounts payable:
Increase in accounts payable                     $     (20,159)   $     (21,797)
Increase in patent costs                                20,159           21,797
                                                 --------------   --------------
                                                 $           -    $           -
                                                 ==============   ==============

Equipment costs included in accounts payable:
Increase in accounts payable                     $        (712)   $     (44,136)
Increase in research and office equipment                  712           44,136
                                                 --------------   --------------
                                                 $           -    $           -
                                                 ==============   ==============

Repayment of convertible debt in common stock:
Decrease in convertible debt                     $           -    $     207,500
Increase in accounts receivable                              -           25,655
Increase in common stock                                     -           (3,431)
Increase in additional paid-in capital                       -         (229,724)
                                                 --------------   --------------
                                                 $           -    $           -
                                                 ==============   ==============

Conversion of convertible debt to common stock:
Decrease in convertible debt                     $           -    $   4,399,285
Decrease in accounts receivable                              -          (18,558)
Increase in common stock                                     -          (57,448)
Increase in additional paid-in capital                       -       (4,323,279)
                                                 --------------   --------------
                                                 $           -    $           -
                                                 ==============   ==============
Equipment purchased with restricted cash:
Increase in research and office equipment        $   1,736,521    $           -
Decrease in restricted cash                         (1,736,521)               -
                                                 --------------   --------------
                                                 $           -    $           -
                                                 ==============   ==============
Cost of investor warrant extension:
Increase in accumulated deficit                  $     424,815    $           -

Increase in additional paid-in capital                (424,815)               -
                                                 --------------   --------------
                                                 $           -    $           -
                                                 ==============   ==============
NOTE:
Interest expense paid during the nine months ended June 30, 2008 and 2007 totaled $189,202 and $420,287, respectively.


           See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

               THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007


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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of June 30, 2008 and the results of operations for the three-month and nine-month periods then ended. The condensed consolidated balance sheet as of September 30, 2007 is derived from the September 30, 2007 audited consolidated financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the three-month and nine-month periods ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the entire year.

      Significant accounting policies are as follows:

      Research and Office Equipment - Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Repairs and maintenance which do not extend the life of the asset are expensed when incurred. Depreciation expense for the nine-month period ended June 30, 2008 and 2007 were $101,005 and $62,927, respectively. Depreciation expense for the three-month period ended June 30, 2008 and 2007 were $7,246 and $21,134.

      Patents - Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years). In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset

                               CEL-SCI CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

               THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007


      and its carrying value. During the nine-month and three-month periods ended June 30, 2008, the Company recorded patent impairment charges of $1,974 and $0. For the nine-month period ended June 30, 2008 and 2007, amortization of patent costs totaled $60,206 and $66,320, respectively. For the three-month periods ended June 30, 2008 and 2007, amortization of patent costs totaled $20,497 and $23,955 respectively. The Company estimates that amortization expense will be $77,846 for each of the next five years, totaling $389,230.

      Research and Development Costs - Research and development expenditures are expensed as incurred. Total research and development costs, excluding depreciation, were $3,041,212 and $1,817,891 for the nine months ended June 30, 2008 and 2007. For the three months ended June 30, 2008 and 2007, total research and development costs were $975,183 and $632,868, respectively.

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

      Stock-Based Compensation - In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires companies to recognize expense associated with share based compensation arrangements, including employee stock options, using a fair value-based option pricing model. SFAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employees. Compensation expense has been recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005 as well as for the portion of awards previously granted that vested during the period ended June 30, 2008. For the nine months ended June 30, 2008 and 2007, the Company recorded $398,144 and $93,948, respectively in general and

                               CEL-SCI CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

               THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007


      administrative expense for the cost of employee options. The Company's options vest over a three-year period from the date of grant. After one year, the stock is one-third vested, with an additional one-third vesting after two years and the final one-third vesting at the end of the three-year period. There were 1,335,000 and -0- options granted to employees during the nine-month periods ended June 30, 2008 and 2007. Options are granted with an exercise price equal to the closing price of the Company's stock on the day before the grant. The Company determines the fair value of the employee compensation using the Black Scholes method of valuation.

      During the nine months ended June 30, 2008, no options from the non-qualified plan vested. During the nine months ended June 30, 2008, no options from the incentive stock option plan vested.

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

                               CEL-SCI CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

               THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007


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

      During the nine months ended June 30, 2008 and 2007, 50,467 and 564,966 options were exercised. All options exercised were from the non-qualified plans. The total intrinsic value of options exercised during the nine months ended June 30, 2008 and 2007 was $17,691 and $294,081, respectively. The total intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 was $0 and $83,521, respectively.

      Options to non-employees are accounted for in accordance with FASB's Emerging Issues Task Force (EITF) Issue 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model. The Black-Scholes model requires management to make assumptions regarding the fair value of the options at the date of grant and the expected life of the options. There were no options granted to non-employees during the nine months ended June 30, 2008. There were 516,000 shares of common stock issued to consultants during the nine months ended June 30, 2008 at a cost for the nine months ended June 30, 2008 of $92,986. During the nine months ended June 30, 2008, 2,016,176 options to non-employees were extended. See note D. For the nine months ended June 30, 2007, common stock and options with a value of $2,187,039 were issued for services.

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

                               CEL-SCI CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

               THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007


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

      In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective beginning October 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company is currently assessing the potential impact that adoption of SFAS No. 160 would have on its consolidated financial statements.

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

                               CEL-SCI CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

               THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007


      In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which redirects the GAAP hierarchy to entities instead of auditors. It is not expected to change the way in which the Company applies GAAP standards to its financial statements.

      In April 2008, the FASB staff issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The staff position is intended to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, Business Combinations, and other U.S. generally accepted accounting principles (GAAP). The Company is currently assessing the potential impact of this staff position on its consolidated financial statements.

C. AVAILABLE-FOR-SALE SECURITIES

      At June 30, 2008, the Company had $200,000 in face value of Auction Rate Cumulative Preferred Shares (ARPs), liquidation preference of $25,000 per share, of an income mutual fund. The ARPs are invested primarily in a globally diversified portfolio of convertible instruments, common and preferred stocks, and income producing securities such as investment grade and below investment grade (high yield/high risk) debt securities. All of the ARPs had credit ratings of AAA when purchased and still have the AAA rating today. None of the ARPs are mortgage-backed debt. Historically, ARPs have been highly liquid, using a Dutch auction process that resets the applicable interest rates weekly to provide liquidity at par. However, as a result of liquidity issues experienced in the global credit and capital markets, the auctions for all of our remaining ARPs since February 29, 2008 have failed. As a result thereof we are now collecting interest at a higher rate, pursuant to the ARPs agreement. The failures of these auctions do not affect the value of the collateral underlying the ARPs and we will continue to earn and receive interest at contractually set rates. On May 6, 2008, the fund company announced the redemption of $300 million or, 85.7% of the ARPs on various dates between May 19, 2008 and May 23, 2008 subject to the investment fund lottery system. All of the Company's ARPs, except for the currently held $200,000, were redeemed. Until redemption or when these remaining ARPs are completely refinanced, the Company has the ability to borrow against 100% of the ARPs (see Note F).

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

                               CEL-SCI CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

               THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

      Preferred Shares as measured pursuant to the 1940 Act was approximately 336%. There have been no defaults of the underlying collateral and interest continues to be paid at the contractual rate and in a timely manner.

      The Company continues to carry the ARPs at par value as the Company believes that it will be able to collect all amounts due. This conclusion is supported by the fact that the issuer has already refinanced $300 million of the $350 million outstanding ARPs at full value. During the quarter ended June 30, 2008, the Company redeemed $5.6 million of these ARPs at full value.

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

     In January and March, 2008, the Company issued 1,116,020 shares of restricted common stock to employees. The stock was valued at prices ranging from $0.52 to $0.62. The total cost of the stock issued to employees was $687,830. The cost of the stock for the nine months ended June 30, 2008 of $49,101 was expensed to research and development ($18,171) and general and administrative expense ($30,930). In addition, on February 26, 2008, the Company issued a total of 258,000 shares of restricted common stock to two consultants at $0.52 per share for a total cost of $134,160. This stock will be expensed over the period of the contracts with the consultants. The expense from the time of issuance through June 30, 2008 was $45,580. In April 2008, an additional 258,000 shares of restricted common stock to two consultants were issued at $0.69 and $0.53 for a total cost of $158,020. The stock will be expensed over the remaining period of the contracts with the consultants. The expense from the time of issuance through June 30, 2008 was $47,406.

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

                               CEL-SCI CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

               THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007


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

      The Company is accounting for the Series K Warrants as derivative liabilities in accordance with SFAS No. 133. A debt discount of $1,734,472 is being amortized to interest expense using the effective interest method over the expected term of the Series K Notes. During the nine-month periods ended June 30, 2008 and 2007, the Company recorded interest expense of $199,501 and $764,776, respectively, in amortization of the debt discount. As of June 30, 2008, the fair value of the Series K notes is $2,622,639 and the fair value of the investor and placement agent warrants is $2,390,689. The Company recorded a gain on derivative instruments of $35,157 and a loss of $818,580 during the nine months ended June 30, 2008 and 2007, respectively. For the three months ended June 30, 2008 and 2007, the Company recorded a gain on derivative instruments of $206,106 and a loss of $1,090,471, respectively.

      During the nine months ended June 30, 2008, no Series K notes were converted into shares of common stock. During the nine months ended June 30, 2007, $4,399,285 in Series K notes were converted into 5,744,764 shares of common stock. During the nine months ended June 30, 2008, principal payments of $765,000 were made to the holders of the Series K notes. As of June 30, 2008, $2,520,716 of the Series K Notes remained.

                               CEL-SCI CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

               THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007

     The following summary comprises the total of the fair value of the convertible debt and related derivative instruments at June 30, 2008 and

      September 30, 2007:
                                                       June 30,    September 30,
                                                         2008          2007
                                                       -------     ------------

            Face value of debt                       $2,520,715    $3,285,715
            Discount on debt                           (243,585)     (443,086)
            Investor warrants                         1,734,472     1,734,472
            Placement agent warrants                    177,088       192,826
            Fair value adjustment-convertible debt      345,509       168,207
            Fair value adjustment-investor warrants     479,129       675,850
                                                     -----------   -----------
               Total fair value                      $5,013,328    $5,613,984
                                                     ===========   ===========

F. SHORT-TERM LOAN

      The Company has a line of credit through its bank to borrow up to 100% of the ARPs (see Note C) at an interest rate of prime minus 1% (5% at June 30, 2008). As of March 31, 2008, the Company had borrowed $656,340, but the loan was paid back during the quarter ended June 30, 2008. During the nine and three months ended June 30, 2008, the Company had paid $7,486 and $6,947 in interest on the line of credit. The line of credit is secured by the ARPs. The line of credit will not expire as long as the Company holds the ARPs.

G. OPERATIONS AND FINANCING

     The Company has incurred significant costs since its inception in connection with the acquisition of an exclusive worldwide license to and later acquisition of the technology of certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities and clinical trials. The Company has funded such costs with proceeds realized from the public and private sale of its common and preferred stock. The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts and to stay in business. To date, the Company has not generated any revenue from product sales. The ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain. The Company plans to seek continued funding of the Company's development by raising additional capital. Management feels that it is in a good position to raise the necessary funds for the development of Multikine during the course of the next 12 months. Now that

                               CEL-SCI CORPORATION

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

               THREE AND NINE MONTHS ENDED JUNE 30, 2008 AND 2007


     the Company is a Phase III company with an almost completed manufacturing facility, the Company is significantly more attractive to pharmaceutical partners and/or investors and management believes that partnering activities and/or financing activities will fund the expenditures of the Company. This belief is supported by the Company's recent (August 2008) licensing agreement with Teva Pharmaceutical Industries Ltd. (Teva), a leading global pharmaceutical company. The Company is currently in partnering discussions with various parties for other licensing agreements. In addition the Company has in place a $10 million shelf registration.

      The Company has invested in ARPs (See Note C). Because of liquidity issues with these ARPs, the Company borrowed $656,340 on a line of credit which was paid off when the $5.6 million in ARPs were sold in May 2008. The Company now holds only $200,000 in ARPs. In the meantime, the Company has access to 100% of the invested assets through a line of credit with the Company's bank.

H. DIVIDENDS

      The Company has paid no dividends to shareholders since inception. The cost of the extension of investor warrants during the nine months ended June 30, 2008 of $424,815 is recorded as a dividend, and increases the accumulated deficit.

I. COMMITMENTS AND CONTINGENCIES

      Lease Agreement - In August 2007, the Company leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, will be remodeled in accordance with the Company's specifications so that it can be used by the Company to manufacture Multikine for the Company's Phase III clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and requires annual base rent payments of $1,575,000 during the first year of the lease. The annual base rent escalates each year at 3%. The Company is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease requires the Company to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 in years six through twenty of the lease. On January 24, 2008, a second amendment to the lease for the manufacturing facility was signed. In accordance with the amendment, the Company is required to pay the following: 1) an additional $518,790 for movable equipment, which will increase restricted cash, and 2) an additional $1,295,528 into an escrow account to cover additional costs, which will increase deferred rent. These funds were transferred in early February 2008. In April 2008, an additional $288,474 was paid toward the completion of the manufacturing facility.

J. SUBSEQUENT EVENTS

      On August 18, 2008, the Company signed legally binding documentation for a $1,037,500 financing. Shares were sold at $0.75, a significant premium over the closing price of the Company's common stock. The shares are accompanied by 2,075,084 warrants with an exercise price of $0.75. The shares have no registration rights. Upon approval of this transaction by the American Stock Exchange, the Company will issue the shares and warrants and will receive the funds.

CEL-SCI CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company has had only limited revenues from operations since its inception in March 1983. The Company has relied upon proceeds realized from the public and private sale of its Common Stock and convertible notes as well as short-term borrowings to meet its funding requirements. Funds raised by the Company have been expended primarily in connection with the acquisition of an exclusive worldwide license to, and later purchase of, certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, the repayment of debt, the continuation of Company sponsored research and development and administrative costs, and the construction of laboratory facilities. Inasmuch as the Company does not anticipate realizing significant revenues until such time as it enters into licensing arrangements regarding its technology and know-how or until such time it receives permission to sell its product (which could take a number of years), the Company has been dependent upon the proceeds from the sale of its securities to meet all of its liquidity and capital resource requirements and will have to continue doing so in the future.

During the nine-month period ended June 30, 2008 and 2007, the Company used cash totaling $7,831,579 and had a net increase in cash of $11,372,571, respectively. For the nine months ended June 30, 2008 and 2007, cash used in operating activities totaled $4,688,724 and $3,999,696. For the nine months ended June 30, 2008 and 2007, cash used by financing activities totaled $750,597 and cash provided by financing activities totaled $15,539,696, respectively. Repayment of convertible notes ($765,000) was used in financing activities and cash was provided by the exercise of employee options ($14,403) during the nine months ended June 30, 2008. For the nine months ended June 30, 2007, cash provided by financing activities of $15,539,696 was from the exercise of employee options (924,866) and private placement proceeds ($15,032,500), partially offset by financing costs of $10,170. Cash used in investing activities was $2,392,258 and $167,429 for the nine months ended June 30, 2008 and 2007. This consisted of purchases of equipment and legal costs incurred in patent applications and, for the nine months ended June 30, 2008, an additional investment in the manufacturing facility of $2,102,792 and an increase in available for sale securities of $5,800,000 offset by the sale of securities totaling $5,600,000.

The Company has invested in ARPs (See Note C). Because of liquidity issues with these ARPs, the Company borrowed $656,340 on a line of credit which was paid off in May. The Company has access to 100% of the invested assets through a line of credit with the Company's bank. The Company holds $200,000 in ARPs at June 30, 2008.

Results of Operations and Financial Condition

Grant revenue decreased by $28,244 during the nine months ended June 30, 2008, compared to the same period of the previous year, due to the completion of the work funded by the grants. The final grant ended on March 31, 2007. A training grant from the State of Maryland was received during the nine months ended June 30, 2008. Grant revenue increased by $3,535 during the three months ended June 30, 2008 compared to the same period of the previous year because the training grant was received.

During the nine-month period ended June 30, 2008, research and development expenses increased by $1,223,321 compared to the nine month-month period ended June 30, 2007. This increase was due to expenses relating to the preparation for the Phase III clinical trial on Multikine. The Company is preparing for the opening of the manufacturing facility. During the three months ended June 30, 2008, research and development expenses increased by $342,315 over the three months ended June 30, 2008 for the same reason.

During the nine-month period ended June 30, 2008, general and administrative expenses decreased by $1,541,748 compared to the nine-month period ended June 30, 2007. This change was primarily due to stock issued to consultants in 2007. During the three months ended June 30, 2008, general and administrative expenses decreased by $1,927,467 compared to the three months ended June 30, 2007 for the same reason.

Interest income during the nine months ended June 30, 2008 increased by $67,543 compared to the nine-month period ended June 30, 2007. The increase was due to interest earned on the funds received from the April 2007 financing. Interest income decreased during the three months ended June 30, 2008 from the same period ended June 30, 2007 by $95,779. The decrease was caused by the investment in the manufacturing facility and equipment for the manufacturing facility which resulted in a decrease in the funds available for investment.

The gain on derivative instruments of $35,157 for the nine months ended June 30, 2008, and for the three months ended June 30, 2008, of $206,106 was the result of the change in fair value of the Series K Notes and Series K Warrants during the period. These gains were caused by fluctuations in the share price of the Company's common stock.

The interest expense of $378,569 for the nine months ended June 30, 2008 was composed of three elements: 1) amortization of the Series K discount ($199,501),
2) interest paid and accrued on the Series K debt ($171,582) and 3) margin interest ($7,486). This is a decline of approximately $1,188,069 from the nine months ended June 30, 2007 because of the lower balance of Series K debt. During the three months ended June 30, 2008, the interest expense was $113,038, a decrease of $765,316 from the three months ended June 30, 2007. This decline is due to the lower balance of the Series K debt. Amortization of the Series K discount for the three months ended June 30, 2008 was $54,917 and interest accrued on the series K debt totaled $51,174. Additional interest expense on the short term loan totaled $6,947.

Research and Development Expenses

During the nine and three-month periods ended June 30, 2008 and 2007, the Company's research and development efforts involved Multikine and L.E.A.P.S.(TM). The table below shows the research and development expenses associated with each project during the nine and three-month periods.

                       Nine Months Ended June 30,    Three Months Ended June 30,
                       --------------------------    ---------------------------
                         2008             2007         2008             2007
                         -----            ----         ----             ----

   MULTIKINE           $2,766,414     $1,583,032     $  901,069     $  550,896
   L.E.A.P.S              274,798        234,859         74,114         81,972
                      ------------   ------------   ------------   ------------
   TOTAL               $3,041,212     $1,817,891     $  975,183     $  632,868
                      ============   ============   ============   ============

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

As of June 30, 2008, the Company was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. The Company does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology. Consequently, the Company cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects.

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

In August 2007, the Company leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, will be remodeled in accordance with the Company specifications so that it can be used by the Company to manufacture Multikine for the Company's Phase III clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and requires annual base rent payments of $1,575,000 during the first year of the lease. The annual base rent escalates each year at 3%. the Company is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease required the Company to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 in years six through twenty of the lease. In January 2008, the Company signed a second amendment to the lease. In accordance with the lease, on February 8, 2008, the Company paid an additional $1,295,528 toward the remodeling costs and a further $518,790 to pay for lab equipment. In addition, in April 2008, an additional $288,474 was paid for the completion of the facility. The building is expected to be ready for occupancy late in the third calendar quarter of 2008.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As of June 30, 2008, the Company had outstanding Series K Notes and Series K Warrants which were classified as derivative financial instruments. Interest on the Series K Notes is tied to the 6-month LIBOR. Should the 6-month LIBOR increase, interest payments on the Series K debt may increase as well.

The Company had available-for-sale securities totaling $200,000 as of June 30, 2008. The Company has the ability to borrow $200,000 on a line of credit secured by these securities. Interest on the line of credit is at Prime minus 1%. If the prime rate increases, interest payments on the line of credit would increase as well.

Item 4.T.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Geert Kersten, CEL-SCI's Chief Executive and Financial Officer, has evaluated the effectiveness of CEL-SCI's disclosure controls and procedures as of June 30, 2008, and in his opinion CEL-SCI's disclosure controls and procedures are effective and ensure that material information relating to CEL-SCI, including CEL-SCI's consolidated subsidiary, is made known to him by others within those entities, particularly during the period in which this report is being prepared, so as to allow timely decisions regarding required disclosure. The Company has determined that these controls and procedures are effective as of June 30, 2008.

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

                                     PART II

Item 2.    Changes in Securities and Use of Proceeds

           In April 2008 CEL-SCI issued 258,000 shares of its common stock to two consultants for services rendered. CEL-SCI relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of these shares. The persons who acquired these shares were sophisticated investors and were provided full information regarding CEL-SCI. There was no general solicitation in connection with the issuance of the shares. The persons who acquired these shares acquired them for their own accounts. The certificates representing the shares of common stock will bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission or other form of remuneration was given to any person in connection with the issuance of these shares.

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

Item 5.    Other Information

     On August 18, 2008 CEL-SCI sold 1,383,389 Units, at a price of $0.75 per Unit, to two private investors. Each Unit consisted of one share of CEL-SCI's common stock and 1.5 warrants. Each warrant allows the holder to purchase one share of CEL-SCI's common stock for $0.75 at any time prior to August 25, 2014. CEL-SCI relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the sale of these securities. The persons who acquired these securities were sophisticated investors and were provided full information regarding CEL-SCI. There was no general solicitation in connection with the offer or sale of the securities. The persons who acquired these securities acquired them for their own accounts. The certificates representing the shares of common stock and warrants will bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission or other form of remuneration was given to any person in connection with the sale of these securities.


Item 6.(a)   Exhibits

Number       Exhibit

   31        Rule 13a-14(a) Certifications

   32        Section 1350 Certifications

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        CEL-SCI CORPORATION


Date: August 19, 2008                   /s/ Geert Kersten
                                        ------------------------------------
                                        Geert Kersten, Chief Executive Officer*









* Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.