Form 10-K
period 2008-09-30
CEL SCI CORP
filed 2009-01-13
CIK 725363

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2008.

                                       OR

      (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
            EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission file number 1-11889
                               CEL-SCI CORPORATION
                           ---------------------------
             (Exact name of registrant as specified in its charter)

                        COLORADO                            84-0916344
              ------------------------------            -------------------
             (State or other jurisdiction of             (I.R.S.Employer
             incorporation or organization)             Identification No.)

                   8229 Boone Blvd., Suite 802
                        Vienna, Virginia                     22182
               --------------------------------           -----------
            (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code: (703) 506-9460 Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value
                           -------------------------
                                (Title of Class)

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

Large accelerated filer  [ ]                      Accelerated filer  [ ]

Non-accelerated filer  [ ]                        Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act):    [ ] Yes      [X] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on March 31, 2008, as quoted on the NYSE Alternext US, was $73,839,745.

As of December 31, 2008, the Registrant had 123,636,965 issued and outstanding shares of common stock.

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

OVERVIEW
--------

      CEL-SCI's lead product, Multikine(R), has been cleared for a global Phase III clinical trial in advanced primary (previously untreated) head and neck cancer patients. Multikine is being developed for the treatment of cancer. It is the first of a new class of cancer immunotherapy drugs called Immune SIMULATORs. It simulates the activities of a healthy person's immune system, which battles cancer every day. Multikine is multi-targeted; it is the only cancer immunotherapy that both kills cancer cells in a targeted fashion and activates the general immune system to destroy the cancer. We believe Multikine is the first immunotherapeutic agent being developed as a first-line standard of care treatment for cancer.

         CEL-SCI took delivery of its new manufacturing facility for its lead drug Multikine on October 8, 2008. This dedicated facility will be used to produce the Multikine that will be used for CEL-SCI's pivotal Phase III clinical trial and subsequently for sale following approval of the drug. CEL-SCI needs to raise additional funds in order to launch the global Phase III clinical trial. CEL-SCI is currently working on partnerships and joint ventures to finance the part of the Phase III clinical trial that will not be funded by its existing partners. If CEL-SCI cannot raise the funds in a timely manner the Phase III clinical trial will be delayed.

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

      CEL-SCI also owns a pre-clinical technology called L.E.A.P.S.TM (Ligand Epitope Antigen Presentation System). One of the lead products derived from this technology is the CEL-1000 peptide which has shown protection in animals against herpes, malaria, viral encephalitis and cancer. Another product is CEL-2000 which is being tested for the treatment of rheumatoid arthritis. Recent data indicate that CEL-SCI's rheumatoid arthritis vaccine CEL-2000 prevents or retards the permanent tissue damage caused by rheumatoid arthritis in an animal model of the disease, The data were derived from a histopathological analysis of tissues samples collected in comparative studies of CEL-2000 and Enbrel(R) that were conducted in a well established animal model of rheumatoid arthritis. Enbrel is a leading treatment for people with rheumatoid arthritis.

MULTIKINE
---------

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

     - 12% complete response: In 12% of patients the tumor was completely eliminated after only a 3 week treatment with Multikine (as determined by histopathology).

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

      CEL SCI believes the change in the immune response from CD8 to CD4 cells is very important for the cancer patient because the cancer cells seem to have learned to shut down the CD8 anti-tumor immune response. This "shut-down" of the CD8 cells was evident in the tumors of the control (non-Multikine treated) group. The control group had predominately CD8 cell infiltrate which was inactive against the tumor. The Multikine treated group, on the other hand, had a predominately CD4 cell infiltrate. The tumor was unable, or less able, to shut down the Multikine induced CD4 cell immune response and, as a result thereof, the cancer patients treated with Multikine were shown to have a much higher rate of tumor cell killing.

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

      In May 2001, CEL-SCI started a Phase I clinical trial at the University of Maryland Biotechnology Institute (UMBI). The focus of this study was HIV-infected women with Human Papilloma Virus (HPV)-induced cervical dysplasia, the precursor stage before the development of cervical cancer. The goal of the study was to obtain safety and preliminary efficacy data on Multikine as a treatment for pre-cancerous lesions of the cervix (dysplasia). Most cervical dysplasia and cancer is due to infection with HPV. The rationale for using Multikine in the treatment of cervical dysplasia/cancer is that Multikine may safely boost the patients' immune systems to the point where their immune systems can eliminate the virally-induced cancer. Cervical cancer is the second leading cause of cancer death in women worldwide.

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

Development, Supply and Distribution Agreements

      CEL-SCI has a development, supply and distribution agreement with Orient Europharma of Taiwan. The agreement gave Orient Europharma the exclusive marketing rights to Multikine for all cancer indications in Taiwan, Singapore, Hong Kong and Malaysia. On November 3, 2008 CEL-SCI expanded its exclusive licensing agreement for Multikine with Orient Europharma. The new agreement extends the Multikine collaboration to also cover South Korea, the Philippines, Australia and New Zealand. As part of this new agreement, Orient Europharma invested an additional $500,000 in CEL-SCI. The agreement provides for Orient Europharma to fund the clinical trials needed to obtain marketing approvals in these countries for head and neck cancer, naso-pharyngeal cancer and potentially cervical cancer, which are very prevalent in Far East Asia. CEL-SCI may use the clinical data generated in these trials to support applications for marketing approvals for Multikine in other parts of the world. Orient Europharma will participate and pay for part of CEL-SCI's head and neck Phase III clinical trial.

      Under the agreement, CEL-SCI will manufacture Multikine and Orient Europharma will purchase the product from CEL-SCI for distribution in the territory. Both parties will share in the revenue from the sale of Multikine. As of September 30, 2008, Orient Europharma had not started any clinical trials and CEL-SCI agreed in December 2007 with Orient Europharma, that Orient EuroPharma will participate in the global Phase III clinical trial by enrolling and paying for a substantial number of patients in its territory. Orient Europharma will also purchase Multikine from CEL-SCI for these patients at a rate established in the November 2000 agreement.

      Pursuant to an agreement dated May 2003, Eastern Biotech will receive a royalty equal to 2% of CEL-SCI's net sales of Multikine and CEL-1000 prior to May 30, 2033.

      On August 19, 2008 CEL-SCI entered into an agreement with Teva Pharmaceutical Industries Ltd. (Teva), a leading global pharmaceutical company, under which CEL-SCI granted Teva an exclusive license to market and distribute CEL-SCI's cancer drug Multikine in Israel and Turkey (the "Territory"). Although the licensing agreement is initially restricted to the areas of head and neck cancer, Teva has the right, subject to certain conditions, to include other cancers during the term of the agreement. Multikine is currently thought to be potentially useful in treating many tumor types.

      Pursuant to the agreement, Teva will participate in CEL-SCI's upcoming global Phase III clinical trial. Teva will fund a portion of the Phase III clinical study and Teva's clinical group will conduct part of the clinical study in Israel under the auspices of CEL-SCI and its Clinical Research Organization. Teva will also be responsible for registering Multikine in the Territory. If Multikine is approved, CEL-SCI will be responsible for manufacturing the product, while Teva will be responsible for sales in the Territory. Revenues will be divided equally between CEL-SCI and Teva.

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

     Using the LEAPS technology, CEL-SCI discovered a peptide, named CEL-1000, which is currently being tested in animals for the prevention/treatment of avian flu, herpes simplex, malaria, viral encephalitis, smallpox, vaccinia and a number of other indications. In addition, CEL-SCI announced the discovery of a novel peptide for the treatment of rheumatoid arthritis. This peptide, called CEL-2000, was tested in a well established animal model of rheumatoid arthritis and was compared to Enbrel(R), a leading treatment for people with rheumatoid arthritis. The tests showed that CEL-2000 is equivalent or possibly superior to Enbrel in slowing disease progression and lessening symptoms in mice. In addition, the vaccine has the potential to require fewer and smaller doses, be less toxic, more disease specific and much less invasive. Further data indicates that, in mice vaccinated with CEL-2000 after appearance of visible disease, statistically significant less inflammation and permanent damage with regard to
1) bone erosion, 2) cartilage destruction, and 3) pannus formation were observed. These are some of the same parameters that can be seen in rheumatoid arthritis damage in humans. CEL-2000 was as good as, and possibly superior to, Enbrel in slowing further disease progression as evaluated by these histological parameters and by footpad swelling as well as externally visible joint damage.

      In May 2005, CEL-SCI scientists, in collaboration with scientists from the laboratory of Dr. Noel Rose at The Johns Hopkins University Department of Pathology, presented animal data showing that pretreatment and early therapy of Experimental Autoimmune Myocarditis with a compound developed by CEL-SCI resulted in significant reduction in heart enlargement and disease associated histopathological changes. The compound used to achieve these results was derived from CEL-SCI's patented LEAPS technology.

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

      CEL-SCI has also evaluated the use of CEL-1000 as a vaccine adjuvant with both hepatitis B Virus antigen and an antigen from Bird Influenza. These findings were reported at two scientific conferences in April and May 2007.

      As of November 30, 2008, CEL-SCI was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. CEL-SCI intends to continue to prepare and submit scientific papers to disclose future results for CEL-1000, CEL-2000 and the L.E.A.P.S. technology and to continue to apply for government grants to help fund future studies. However CEL-SCI does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology.

RESEARCH AND DEVELOPMENT
------------------------

      Since 1983, and through September 30, 2008, approximately $59,319,600 has been spent on CEL-SCI-sponsored research and development, including approximately $4,101,600, $2,529,000, and $1,897,000 respectively during the years ended September 30, 2008, 2007 and 2006.

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

      Several biotechnology companies are producing compounds that utilize cytokines. However, CEL-SCI believes that its main advantage lies in two areas and that those two areas will allow it to be successful: 1) Multikine is given prior to surgery, radiation and/or chemotherapy, a time when the immune system can still be activated effectively. Other companies give their immunotherapy drugs after these cancer treatments. At that time the immune system is already so weakened that it can no longer mount a good immune response. 2) Multikine simulates the activities of a healthy person's immune system, which battles cancer every day. Multikine is multi-targeted; it is a cancer immunotherapy that both kills cancer cells in a targeted fashion and activates the general immune system to destroy the cancer. In addition, since Multikine is a complex biologic, CEL-SCI believes that it will be close to impossible for someone to copy Multikine.

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

      Once CEL-SCI has acquired the necessary funding to begin the Phase III clinical trial, we will retain a Clinical Research Organization to establish an accurate budget for the Phase III clinical trial.

EMPLOYEES
---------

      As of December 31, 2008, CEL-SCI had 30 employees. Nine employees are involved in administration and 21 employees are involved in manufacturing.

ITEM 1A.  RISK FACTORS
----------------------

      Investors should be aware that the risks described below could adversely affect the price of CEL-SCI's common stock.

Risks Related to CEL-SCI
------------------------

Since CEL-SCI has earned only limited revenues and has a history of losses, CEL-SCI will require additional capital to remain in operation.

      CEL-SCI has had only limited revenues since it was formed in 1983. Since the date of its formation and through September 30, 2008 CEL-SCI incurred net losses of approximately $124,696,000. CEL-SCI has relied principally upon the proceeds of public and private sales of its securities to finance its activities to date. All of CEL-SCI's potential products, with the exception of Multikine, are in the early stages of development, and any commercial sale of these products will be many years away. Even potential product sales from Multikine are many years away as cancer trials can be lengthy. Accordingly, CEL-SCI expects to incur substantial losses for the foreseeable future.

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

If CEL-SCI cannot obtain additional capital, CEL-SCI may have to postpone development and research expenditures and may be in default on its manufacturing facility lease, which will delay CEL-SCI's ability to produce a competitive product. Delays of this nature may depress the price of CEL-SCI's common stock.

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

      In accordance with the terms of the manufacturing facility's lease, CEL-SCI must maintain a certain amount of cash. Should CEL-SCI's cash position fall below the amount stipulated in the lease CEL-SCI would be required to deposit with the landlord the equivalent of one year's base rent.

      The inability of CEL-SCI to conduct clinical trials or research, whether due to a lack of capital or regulatory approval, will prevent CEL-SCI from completing the studies and research required to obtain regulatory approval for any products which CEL-SCI is developing.

No definite plan for marketing of Multikine has been established.

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

Our Independent Registered Public Accountants have issued a "Going Concern" opinion raising doubt about our financial viability.

     As a result of our continuing losses, negative cash flows, and negative working capital, our independent registered public accounting firm, BDO Seidman, LLP, issued a "going concern" opinion in connection with their audit of our consolidated financial statements for the year ended September 30, 2008. This opinion expressed substantial doubts as to our ability to continue as a going concern. The going concern opinion could have an adverse impact on our ability to execute our business plan, result in the reluctance on the part of certain suppliers to do business with us, or adversely affect our ability to raise additional debt or equity capital.

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

      The market price of CEL-SCI's common stock, as well as the securities of other biopharmaceutical and biotechnology companies, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. During the year ended September 30, 2008, CEL-SCI's stock price has ranged from a low of $0.37 per share to a high of $0.78 per share. Factors such as fluctuations in CEL-SCI's operating results, announcements of technological innovations or new therapeutic products by CEL-SCI or its competitors, governmental regulation, developments in patent or other proprietary rights, public concern as to the safety of products developed by CEL-SCI or other biotechnology and pharmaceutical companies, and general market conditions may have a significant effect on the future market price of CEL-SCI's common stock.

Shares issuable upon the conversion of the Series K notes, the payment of interest or principal on the Series K notes, the exercise of the Series K warrants, or the exercise of other outstanding options and warrants, may substantially increase the number of shares available for sale in the public market and may depress the price of CEL-SCI's common stock.

      CEL-SCI had outstanding convertible notes, options and warrants which as of November 30, 2008 could potentially allow the holders to acquire up to approximately 174,100,000 additional shares of its common stock. Until the options and warrants expire, or the convertible notes are paid, or the options or warrants expire, the holders will have an opportunity to profit from any increase in the market price of CEL-SCI's common stock without assuming the risks of ownership. Holders of convertible notes, options and warrants may convert or exercise these securities at a time when CEL-SCI could obtain additional capital on terms more favorable than those provided by the options. The conversion of the notes or the exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of CEL-SCI's common stock.

      CEL-SCI has filed registration statements with the Securities and Exchange Commission so that substantially all of the shares of common stock which are issuable upon the exercise of outstanding options and warrants may be sold in the public market. The sale of common stock issued or issuable upon the exercise of the warrants described above, or the perception that such sales could occur, may adversely affect the market price of CEL-SCI's common stock.

ITEM 1B. UNRESOLVED SEC COMMENTS
--------------------------------

      None

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

     In August 2007, CEL-SCI leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI's specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI's Phase III clinical trial and sales of the drug if approved by the FDA. The lease expires on October 31, 2028 and requires annual base rent payments of $1,575,000 during the year ending 2009. The annual base rent escalates each year thereafter at 3%. CEL-SCI is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows CEL-SCI, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease requires CEL-SCI to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 beginning in 2014. In July 2008, CEL-SCI was required to deposit the equivalent of one year's base rent in accordance with the contract. The $1,575,000 was required to be deposited when the amount of cash CEL-SCI had fell below the amount stipulated in the lease. In December 2008, CEL-SCI was not in compliance with certain lease requirements (i.e., failure to pay an installment of Base Annual Rent). However, the landlord has not declared CEL-SCI formally in default under the terms of the lease. The landlord currently has the right to declare CEL-SCI in default if CEL-SCI fails to pay any installment of the Base Annual Rent when such failure continues for a period of 5 business days after CEL-SCI's receipt of written notice thereof from the Landlord, provided that if CEL-SCI fails to pay any of the foregoing within 5 business days more than two
(2) times in any twelve (12) month period during the lease term, the Landlord shall not be required to provide CEL-SCI with any further notice and CEL-SCI shall be deemed to be in default. CEL-SCI is currently in negotiation with the Landlord for rent deferral on the lease in order to conserve its cash. If CEL-SCI does not renegotiate the lease, CEL-SCI plans to either obtain an additional loan from Mr. de Clara or use the equity line of credit to make the rent payments.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

      None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

      Not applicable.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      As of November 30, 2008, there were approximately 2,500 record holders of CEL-SCI's common stock. CEL-SCI's common stock is traded on the NYSE Alternext US (formerly the American Stock Exchange) under the symbol "CVM". Set forth below are the range of high and low quotations for CEL-SCI's common stock for the periods indicated as reported on the NYSE Alternext US. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      Quarter Ended           High               Low
      -------------           ----               ---

        12/31/06              $0.81             $0.55
         3/31/07              $0.90             $0.56
         6/30/07              $1.08             $0.71
         9/30/07              $0.76             $0.57

        12/31/07              $0.64             $0.48
         3/31/08              $0.74             $0.37
         6/30/08              $0.71             $0.60
         9/30/08              $0.78             $0.40

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

      The graph below compares the cumulative 5-year total return of holders of CEL-SCI Corporation's common stock with the cumulative total returns of the AMEX Composite index, and a customized peer group of three companies that includes:
IDM Pharma Inc, Neoprobe Corp. and Orchestra Therapeutics Inc. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from September 30, 2003 to September 30, 2008.

                          9/03    9/04    9/05    9/06     9/07    9/08
------------------------------------------------------------------------

CEL-SCI Corporation     100.00   61.29   50.54   66.67    67.23   43.01
AMEX
Composite               100.00  127.97  188.44  212.08   270.41  208.31
Peer Group              100.00   80.89   36.12   19.51    10.29   16.10


     The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

     The following selected historical consolidated financial data are qualified by reference to, and should be read in conjunction with the consolidated financial statements and the related notes thereto, appearing elsewhere in this report, as well as Item 7 of this report.

                                             For the years ended September 30,
                              ---------------------------------------------------------------
Statements of Operations        2008          2007         2006          2005          2004
------------------------     ---------------------------------------------------------------

Grant revenue and other      $  5,065    $   57,043    $  125,457    $  269,925      $325,479
Operating expenses:
Research and development    4,101,563     2,528,528     1,896,976     2,229,729     1,941,630
 Depreciation and
     amortization             215,060       176,186       170,903       190,420       198,269
General and
  administrative            5,200,735     6,704,538     3,406,774     1,930,543     2,310,279
Gain on derivative
  instruments               1,799,393       868,182     2,325,784       363,028     1,174,660
Other income                        -             -             -       625,472             -
Other costs of financing            -             -    (4,791,548)            -             -
Interest income               483,252       562,973        92,487        52,660        51,817
Interest expense             (473,767)   (1,708,603)     (216,737)            -       (53,855)
                          ------------  ------------  ------------  ------------  ------------
Net loss                   (7,703,415)  $(9,629,657)   (7,939,210)   (3,039,607)   (2,952,077)
                          ------------  ------------  ------------  ------------  ------------
Dividends                    (424,815)            -             -             -             -
                          ------------  ------------  ------------  ------------  ------------
Net loss available to
common shareholders       $(8,128,230)  $(9,629,657)  $(7,939,210)  $(3,039,607)  $(2,952,077)
                          ------------  ------------  ------------  ------------  ------------

Statements of Operations
------------------------

Net loss per common share
    Basic                 $     (0.07)  $     (0.10)  $     (0.10)  $     (0.04)  $     (0.04)
    Diluted               $     (0.07)  $     (0.10)  $     (0.11)  $     (0.05)  $     (0.06)

Weighted average common
  shares outstanding
    Basic                 117,060,866    97,310,488    78,971,290    72,703,395    67,273,133
    Diluted (1)           117,060,866    97,310,488    93,834,078    73,581,925    68,924,099



                                                       September 30,
                              ---------------------------------------------------------------
Balance Sheets                  2008          2007         2006          2005          2004
---------------               ---------------------------------------------------------------

Working capital           $(2,492,555)  $10,257,568   $ 7,109,879   $ 2,235,297   $ 4,592,332
Total assets               14,683,672    20,730,802     9,653,277     3,092,352     5,513,810
Derivative instruments -
  current (2)               3,018,697       782,732     1,670,234         1,280             -
Derivative instruments -
  noncurrent (2)                    -     4,831,252     8,645,796       811,180     1,175,488
Total liabilities           3,847,637     6,060,703    10,583,878       987,313     1,391,468
Stockholders' equity
  (deficit)                10,836,035    14,670,099      (930,601)    2,105,039     4,122,342



(1) The calculation of diluted earnings per share for the year ended September 30, 2007 and 2008 equals the basic earnings per share because the calculation would have been anti-dilutive.
(2) Included in total liabilities.

     No dividends have been declared on CEL-SCI's common stock. However, in December 2007, warrants held by outsiders were extended, resulting in a $424,815 charge, which was treated as a deemed dividend and is shown as such in the consolidated financial statements. No actual dividends were paid to shareholders.

      CEL-SCI's net losses for each fiscal quarter during the two years ended September 30, 2008 were:

                                            Net income  (loss) per share
                      Net income            ----------------------------
Quarter                 (loss)              Basic                 Diluted
-------              ------------           -----                 -------

12/31/2006         $ (1,112,359)          $ (0.01)              $  (0.01)
3/31/2007          $ (2,723,885)          $ (0.03)              $  (0.03)
6/30/2007          $ (5,554,976)          $ (0.05)              $  (0.05)
9/30/2007          $   (238,437)          $ (0.00)              $  (0.00)

12/31/2007         $ (2,267,550)          $ (0.02)              $  (0.02)
3/31/2008          $ (3,210,294)          $ (0.03)              $  (0.03)
6/30/2008          $ (1,989,278)          $ (0.02)              $  (0.02)
9/30/2008          $   (684,389)          $ (0.01)              $  (0.01)

     The Company has experienced large swings in its quarterly losses in 2008 and 2007. These swings are caused by the changes in the fair value of the convertible debt each quarter. These changes in the fair value of the debt are recorded on the consolidated statements of operations. In addition, the cost of options granted to consultants, as discussed in the results of operations in the 10K, has affected the quarterly losses recorded by the Company.

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

Results of Operations
---------------------

Fiscal 2008
-----------

     Grant revenue and other decreased by $51,978 during the year ended September 30, 2008, compared to fiscal 2007, due to the completion of the work funded by the grants. The final grant ended on March 31, 2007. A training grant in the amount of $3,535 was received from the State of Maryland during the year ended September 30, 2008. In addition, CEL-SCI received rent on an office sublet during a portion of the fiscal year 2008.

     During the year ended September 30, 2008, research and development expenses increased by $1,573,035 compared to fiscal 2007. This increase was due to expenses relating to the preparation for the Phase III clinical trial on Multikine.

     During the year ended September 30, 2008, general and administrative expenses decreased by $1,503,803 compared to fiscal 2007. This change was primarily due to stock issued to consultants in 2007 (approximately $1,825,000) and a reduction in the public relations and presentations (approximately $43,400) from fiscal 2007. This reduction on stock and public relation costs was partially offset by an increase in filing fees (approximately $41,600), insurance ($35,000) and the implementation costs of Sarbanes-Oxley requirements (approximately $16,700).

     Interest income during the year ended September 30, 2008 decreased by $79,721 compared to fiscal 2007. The decrease was due to fewer funds available for investment. This decrease was partially offset by interest income accrued on the deferred rent on the manufacturing facility (approximately $190,550).

     The gain on derivative instruments of $1,799,393 for the year ended September 30, 2008 was the result of the change in fair value of the Series K Notes and Series K Warrants during the year. These gains were caused by fluctuations in the share price of CL-SCI's common stock.

     The interest expense of $473,767 for the year ended September 30, 2008 was composed of three elements: 1) amortization of the Series K discount ($249,106),
2) interest paid and accrued on the Series K debt ($217,140) and 3) loan interest ($7,521). This is a decline of approximately $1,234,836 from the year ended September 30, 2007 due to the lower principal balance of Series K notes.

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

Research and Development Expenses
---------------------------------

      During the five years ended September 30, 2008 CEL-SCI's research and development efforts involved Multikine and L.E.A.P.S. The table below shows the research and development expenses associated with each project during this five-year period.

                      2008         2007         2006        2005       2004
                      ----         ----         ----        ----       ----

MULTIKINE          $3,765,258  $2,217,108  $1,656,362  $1,911,615  $1,539,454
L.E.A.P.S.            336,305     311,420     240,614     318,114     402,176
                 ------------------------------------ -----------------------

       TOTAL       $4,101,563  $2,528,528  $1,896,976  $2,229,729  $1,941,630
                   ==========  ==========  ==========  ==========  ==========

      In January 2007, FDA gave the go-ahead for the Phase III clinical trial which had earlier been cleared by the Canadian regulatory agency, the Biologics and Genetic Therapies Directorate.

      As explained in Item 1 of this report, as of September 30, 2008, CEL-SCI was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. As with Multikine, CEL-SCI does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology. Consequently, CEL-SCI cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects.

      CEL-SCI's lead product, Multikine, has been cleared for a global Phase III clinical trial in advanced primary (previously untreated) head and neck cancer patients. CEL-SCI is currently working on partnerships and joint ventures to finance the part of the Phase III clinical trial that is not currently funded by its partners. Once CEL-SCI raises the necessary funding to begin the Phase III clinical trial, we will retain a Clinical Research Organization to establish an accurate budget for the Phase III clinical trial.

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

     CEL-SCI's working capital at September 30, 2008 was $(2,492,555) compared to $10,257,568 at September 30, 2007. The convertible debt of $2,240,715 and the short-term loan of $200,000 (repaid in November 2008) are the only debt that CEL-SCI has outstanding.

      During fiscal year 2008, cash and cash equivalents decreased by approximately $10,281,800 over fiscal year 2007. Net cash provided by financing activities totaled approximately $183,150 and resulted primarily from the issuance of stock and was used for the new manufacturing facility and equipment purchases and patent costs.

      Cash used in investing activities totaled $2,523,123. The additional cost of the manufacturing facility totaled $2,359,473 and equipment purchases, most for the manufacturing facility, totaled $1,023,011. In addition, expenditures for patent costs during the fiscal year were $121,616.

      Components of the cash used in operating activities ($7,941,790), were the net loss of $7,703,415 and the cost of stock and options issued, options and warrants extended and repriced, to both employees and nonemployees of $2,841,201. The gain on derivative instruments of $1,799,393 and an additional deposit on the manufacturing facility ($1,575,000) required by the contract were other major components of the cash used in operating activities.

      In August 2007, CEL-SCI leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI's specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI's Phase III clinical trials and sales of the drug if approved by the FDA. The lease expires on October 31, 2028 and requires annual base rent payments of $1,575,000 during the year ending October 31, 2009. The annual base rent escalates each year thereafter at 3%. CEL-SCI is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows CEL-SCI, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease required CEL-SCI to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 beginning in 2014.

     In December 2008, CEL-SCI was not in compliance with certain lease requirements (i.e., failure to pay an installment of Base Annual Rent). However, the landlord has not declared CEL-SCI formally in default under the terms of the lease. The landlord currently has the right to declare CEL-SCI in default if CEL-SCI fails to pay any installment of the Base Annual Rent when such failure continues for a period of 5 business days after CEL-SCI's receipt of written notice thereof from the Landlord, provided that if CEL-SCI fails to pay any of the foregoing within 5 business days more than two (2) times in any twelve (12) month period during the lease term, the Landlord shall not be required to provide CEL-SCI with any further notice and CEL-SCI shall be deemed to be in default. CEL-SCI is currently in negotiation with the Landlord for rent deferral on the lease in order to conserve its cash. If we do not renegotiate the lease we plan to either get an additional loan from Mr. deClara or use the equity line of credit to make the rent payments.

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

      Interest is payable quarterly. Since March 2007 CEL-SCI has been required to make monthly payments of $207,500 toward the principal amount of the Notes. If CEL-SCI fails to make any interest or principal payment when due, the Notes will become immediately due and payable.

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

      As of September 30, 2008, Series K notes in the principal amount of $4,399,284 had been converted into 5,744,765 shares of CEL-SCI's common stock. In addition, principal payments of $1,452,500 in cash and $207,500 in shares of common stock were made to the holders of the Series K notes. As of September 30, 2008 the outstanding principal balance on the Series K notes was $2,240,715.

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

      On August 18, 2008, CEL-SCI sold 1,383,389 shares of common stock and 2,075,084 warrants in a private financing for $1,037,500. The shares were sold at $0.75, a significant premium over the closing price of CEL-SCI's common stock on the date of sale. Each warrant entitles the holder to purchase one share of

CEL-SCI's common stock at a price of $0.75 per share at any time prior to August 18, 2014. The shares have no registration rights.

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

Future Capital Requirements
---------------------------

     CEL-SCI has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine. However in light of the current capital market environment, CEL-SCI believes it is prudent not to start the Phase III clinical trial until it has firm commitments in the form of partnerships and/or money raised for a substantial amount of cash to support the Phase III clinical trial. In the meantime, CEL-SCI will operate at significantly reduced cash expenditure levels and additional cash may be raised by offering contract manufacturing services to the pharmaceutical industry in its new manufacturing facility. CEL-SCI expects that it will need to raise additional capital in fiscal year 2009 in the form of corporate partnerships and/or equity financings to support its operations at its current rate. CEL-SCI is currently working towards a transaction which it expects to complete in fiscal 2009 which will finance its Phase III clinical trial of Multikine. CEL-SCI believes that it will be able to obtain additional financing since Multikine is a Phase III product designed to treat cancer, an area that pharmaceutical companies are increasingly targeting. CEL-SCI is working on a sale-leaseback program for the equipment it owns which would provide CEL-SCI approximately $1.5 million in additional cash. It is important to note that CEL-SCI's expenditures for fiscal year 2008 included several very large non-recurring expenses that amounted to several million dollars, mostly related to the build out of the manufacturing facility. These expenses will not recur in fiscal year 2009, thereby reducing CEL-SCI's expenditures significantly. Beyond those savings CEL-SCI has also made other very significant cuts in its expenditures and certain vendors have agreed to take common stock in lieu of cash payments. In addition, CEL-SCI has put in place a $5 million Equity Line of Credit (see Note 15). With this Equity Line of Credit in place CEL-SCI believes it will have the required capital to continue operations into January 2010. However, if necessary CEL-SCI can make further reductions in expenditures by a reduction in force or by implementation of a salary reduction program.

     The Company has determined that the convertible debt holders of the Series K Notes may require repayment of the entire remaining principal balance at any time after August 4, 2009. This debt can be paid in stock and may not require a cash payment. In addition, in December 2008, CEL-SCI was not in compliance with certain lease requirements (i.e., failure to pay an installment of Base Annual
Rent). However, the landlord has not declared CEL-SCI formally in default under the terms of the lease. The landlord currently has the right to declare CEL-SCI in default if CEL-SCI fails to pay any installment of the Base Annual Rent when such failure continues for a period of 5 business days after CEL-SCI's receipt of written notice thereof from the Landlord, provided that if CEL-SCI fails to pay any of the foregoing within 5 business days more than two (2) times in any twelve (12) month period during the lease term, the Landlord shall not be required to provide CEL-SCI with any further notice and CEL-SCI shall be deemed to be in default. CEL-SCI is currently in negotiation with the Landlord for rent deferral on the lease in order to conserve its cash. If we do not renegotiate the lease we plan to either get an additional loan from Mr. deClara or use the equity line of credit to make the rent payments.

     In general, with the reduction in expenses and the $5 million Equity Line in place, the Company expects to have enough cash to continue operations through January 2010 if the debt holders do not exercise their put options and the landlord of their manufacturing facility does not issue a default notice. The Company's independent audit firm has issued an audit opinion that expresses doubt about the Company's ability to continue as a going concern mainly due to continued losses from operations, the debt holders ability to exercise their put options, and the potential for the landlord to issue a default notice.

     While there can be no assurance that the debt holders will not exercise their put option, and the landlord of the manufacturing facility will not issue a default notice, the Company continues to work on solutions for additional financing and ways to reduce expenses. The Company has shown in the past that they are able to secure financing to continue operations. However, there is no assurance to do so in the future.

      Other than funding operating losses, funding its research and development program, and paying its liabilities, CEL-SCI does not have any material capital commitments. Material future liabilities as of September 30, 2008 are as follows:

Contractual Obligations:

                                Years  Ending September 30,
                                  --------------------------------------------------------------------------
                     Total        2009         2010       2011        2012         2013    2014 & thereafter
                     -----        ----         ----       ----        ----         ----    -----------------

Operating Leases  $38,212,676  $1,711,320  $1,727,368  $1,779,188  $1,805,169  $1,751,839    $29,437,792
Employment
  Contracts       $ 1,576,400  $  963,825  $  612,575          --          --          --             --


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

Subsequent Events

      On November 3, 2008, the Company extended its licensing agreement for Multikine with Orient Europharma. The new agreement extends the Multikine collaboration to also cover South Korea, the Philippines, Australia and New Zealand. The licensing agreement initially focuses on the areas of head and neck cancer, nasopharyngeal cancer and potentially cervical cancer. As part of this new agreement, Orient Europharma invested $500,000 in the Company.

     Effective December 3, 2008, Dr. Daniel Zimmerman, the Company's Senior Vice President of Research, Cellular Immunology, and John Cipriano, the Company's Senior Vice President of Regulatory Affairs, have agreed to become consultants to the Company on an as needed basis thereby ending their full time employment with the Company. The stock and options owned by these two individuals will fully vest on January 1, 2009

      On December 30, 2008, CEL-SCI entered into an equity line of credit agreement as a source of funding for CEL-SCI. For a two-year period, the agreement allows CEL-SCI, at its discretion, to sell up to $5 million of CEL-SCI's common stock at the volume weighted average price on the day of the drawdown, less 9%. CEL-SCI may request a drawdown once every ten trading days, although CEL-SCI is under no obligation to request any drawdowns under the equity line of credit. The equity line of credit expires on January 6, 2011.

      In December 2008 and January 2009 CEL-SCI Maximilian de Clara, CEL-SCI's president and a director, loaned CEL-SCI a total of $230,000. The loan bears interest at 15% per year and is payable on March 27, 2009.

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

      Stock Options and Warrants - SFAS No. 123R requires companies to recognize expense associated with share based compensation arrangements, including employee stock options, using a fair value-based option pricing model. SFAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employees. Using the modified prospective transition method of adoption, CEL-SCI reflects compensation expense in the financial statements beginning October 1, 2005. The modified prospective transition method does not require restatement of prior periods to reflect the impact of SFAS No. 123R. As such, compensation expense is recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005.

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

      Asset Valuations and Review for Potential Impairments - CEL-SCI reviews its fixed assets, intangibles and deferred rent every fiscal quarter. This review requires that CEL-SCI make assumptions regarding the value of these assets and the changes in circumstances that would affect the carrying value of these assets. If such analysis indicates that a possible impairment may exist, CEL-SCI is then required to estimate the fair value of the asset and, as deemed appropriate, expense all or a portion of the asset. The determination of fair value includes numerous uncertainties, such as the impact of competition on future value. CEL-SCI believes that it has made reasonable estimates and judgments in determining whether its long-lived assets have been impaired; however, if there is a material change in the assumptions used in its determination of fair values or if there is a material change in economic conditions or circumstances influencing fair value, CEL-SCI could be required to recognize certain impairment charges in the future. As a result of the reviews, no changes in asset values were required.

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

      Derivative Instruments--CEL-SCI enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. CEL-SCI accounts for these arrangement in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS No. 133") and Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", ("EITF 00-19"), as well as related interpretations of these standards. In accordance with accounting principles generally accepted in the United States ("GAAP"), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the statement of financial position and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features cannot be reliably measured, CEL-SCI measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings. CEL-SCI determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument and precluding the use of "blockage" discounts or premiums in determining the fair value of a large block of financial instruments. Fair value under these conditions does not necessarily represent fair value determined using valuation standards that give consideration to blockage discounts and other factors that may be considered by market participants in establishing fair value.

Recent Accounting Pronouncements
--------------------------------

         In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-2, Effective Data of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is evaluating whether this statement will affect its current practice in valuing fair value of its derivatives each quarter. The effect of the adoption is expected to be immaterial.

      In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 15". The Statement permits companies to choose to measure many financial instruments and certain other items at fair value. The statement is effective for fiscal years that begin after November 15, 2007, but early adoption is permitted. The effect will be immaterial.

     In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations", which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective beginning October 1, 2009 and will apply prospectively to business combinations completed on or after that date.

      In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51", which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective beginning October 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.

      In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133", which changes disclosure requirements for derivative instruments and hedging activities. The statement is effective for periods ending on or after November 15, 2008, with early application encouraged. The Company is currently assessing the additional requirements of this statement.

      In April 2008, the FASB staff issued PSP FAS 142-3, "Determination of the Useful Life of Intangible Assets", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets". The staff position is intended to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, "Business Combinations", and other U.S. generally accepted accounting principles (GAAP). The Company is currently assessing the potential impact of this staff position on its consolidated financial statements.

     In June 2008, the FASB finalized EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock". The EITF lays out a procedure to determine if the debt instrument is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. The Company believes it will have an impact on the convertible debt and certain warrants and it could be material.

      In September 2008, the FASB staff issued PSP FAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161". The FSP applies to credit derivatives within the scope of Statement 133 and hybrid instruments that have embedded credit derivatives. It deals with disclosures related to these derivatives and is effective for reporting periods ending after November 15, 2008. It also clarifies the effective date of SFAS No. 161 as any reporting period beginning after November 15, 2008. The Company is currently assessing the potential impact of this staff position on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
-------------------------------------------------------------------

      Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. CEL-SCI enters into financing arrangements that are or include freestanding derivative instruments or that are or include hybrid instruments that contain embedded derivative features. CEL-SCI does not enter into derivative instruments for trading purposes. Additional information is presented in the notes to consolidated financial statements. The fair value of these instruments is affected primarily by volatility of the trading prices of the CEL-SCI's common stock. For the years ended September 30, 2008, 2007 and 2006, CEL-SCI recognized a gain of $1,799,393, $868,182, and $2,325,784, respectively, resulting from changes in fair value of derivative instruments. CEL-SCI has no exposure to risks associated with foreign exchange rate changes because none of the operations of CEL-SCI are transacted in a foreign currency. The interest rate risk on investments is considered immaterial due to the dollar value of investments as of September 30, 2008, 2007 and 2006.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


      See the consolidated financial statements included with this Report.

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable

ITEM 9A. and 9A(T).   CONTROLS AND PROCEDURES

     Under the direction and with the participation of CEL-SCI's management, including CEL-SCI's Chief Executive Officer and Chief Financial Officer, CEL-SCI carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2008. CEL-SCI maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to CEL-SCI's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. CEL-SCI's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive Officer and Cheif Financial Officer have concluded that these disclosure controls and procedures are effective as of September 30, 2008.

Management's Report on Internal Control Over Financial Reporting

      CEL-SCI's management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of CEL-SCI's principal executive officer and principal financial officer and implemented by CEL-SCI's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of CEL-SCI's financial statements in accordance with U.S. generally accepted accounting principles.

      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Geert Kersten, CEL-SCI's Chief Executive and Principal Financial Officer, evaluated the effectiveness of CEL-SCI's internal control over financial reporting as of September 30, 2008 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of CEL-SCI's internal control over financial reporting and testing of the operational effectiveness of those controls.

      Based on this evaluation, Mr. Kersten concluded that CEL-SCI's internal control over financial reporting was effective as of September 30, 2008.

     There was no change in CEL-SCI's internal control over financial reporting that occurred during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, CEL-SCI's internal control over financial reporting.

      This report does not include an attestation report of CEL-SCI's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by CEL-SCI's independent registered public accounting firm pursuant to temporary rules of the SEC that permit CEL-SCI to provide only management's report on internal control in this report.

ITEM 9B.  OTHER INFORMATION
---------------------------

      Not applicable.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

Name                     Age   Position
----                     ---   --------

Maximilian de Clara      78   Director and President
Geert R. Kersten, Esq.   49   Director, Chief Executive Officer and Treasurer
Patricia B. Prichep      57   Senior Vice President of Operations and Secretary
Dr. Eyal Talor           52   Senior Vice President of Research and
                                Manufacturing
Dr. Daniel H. Zimmerman  67   Senior Vice President of  Research, Cellular
Immunology
John Cipriano            66   Senior Vice President of Regulatory Affairs
Alexander G. Esterhazy   66   Director
Dr.C. Richard Kinsolving 72   Director
Dr. Peter R. Young        63   Director

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

      The principal occupations of CEL-SCI's officers and directors, during the past several years, are as follows:

      Maximilian de Clara has been a Director of CEL-SCI since its inception in March l983, and has been President of CEL-SCI since July l983. Prior to his affiliation with CEL-SCI, and since at least l978, Mr. de Clara was involved in the management of his personal investments and personally funding research in the fields of biotechnology and biomedicine. Mr. de Clara attended the medical school of the University of Munich from l949 to l955, but left before he received a medical degree. During the summers of l954 and l955, he worked as a research assistant at the University of Istanbul in the field of cancer research. For his efforts and dedication to research and development in the fight against cancer and AIDS, Mr. de Clara was awarded the "Pour le Merit" honorary medal of the Austrian Military Order "Merito Navale" as well as the honor cross of the Austrian Albert Schweitzer Society.

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

      Patricia B. Prichep joined CEL-SCI in 1992 and has been CEL-SCI's Senior Vice President of Operations since March 1994. Between December 1992 and March 1994, Ms. Prichep was CEL-SCI's Director of Operations. Ms. Prichep became CEL-SCI's Corporate Secretary in May 2000. She is responsible for all day-to-day operations of the Company, including human resources and is the liaison with the auditing firm for financial reporting. June 1990 to December 1992, Ms. Prichep was the Manager of Quality and Productivity for the NASD's Management, Systems and Support Department. She was responsible for the internal auditing and work flow analysis of operations. Between 1982 and 1990, Ms. Prichep was Vice President and Operations Manager for Source Capital, Ltd. She handled all operations and compliance for the company and was licensed as a securities broker. Ms. Prichep received her B.A. from the University of Bridgeport in Connecticut.

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

      Daniel H. Zimmerman, Ph.D., has been CEL-SCI's Senior Vice President of Cellular Immunology since 1996. He joined CEL-SCI in January 1996 as the Vice President of Research, Cellular Immunology. Dr. Zimmerman founded CELL-MED, Inc. and was its president from 1987-1995. From 1973-1987, Dr. Zimmerman served in various positions at Electronucleonics, Inc. His positions included: Scientist, Senior Scientist, Technical Director and Program Manager. Dr Zimmerman held various teaching positions at Montgomery College between 1987 and 1995. Dr. Zimmerman holds over a dozen US patents as well as many foreign equivalent patents. He is the author of over 40 scientific publications in the area of immunology and infectious diseases. He has been awarded numerous grants from NIH and DOD. From 1969-1973, Dr. Zimmerman was a Senior Staff Fellow at NIH. For the following 25 years, he continued on at NIH as a guest worker. Dr Zimmerman received a Ph.D. in Biochemistry in 1969, a Masters in Zoology in 1966 from the University of Florida and a B.S. in Biology from Emory and Henry College in 1963. Dr. Zimmerman ended his full time employment with the Company on December 3, 2008.

      John Cipriano, has been CEL-SCI's Senior Vice President of Regulatory Affairs since March 2004. Mr. Cipriano brings to CEL-SCI over 30 years of experience in both biotech and pharmaceutical companies. In addition, he held positions at the United States Food and Drug Administration (FDA) as Deputy Director, Division of Biologics Investigational New Drugs, Office of Biologics Research and Review and was the Deputy Director, IND Branch, Division of Biologics Evaluation, Office of Biologics. Mr. Cipriano completed his B.S. in Pharmacy from the Massachusetts College of Pharmacy in Boston, Massachusetts and his M.S. in Pharmaceutical Chemistry from Purdue University in West Lafayette, Indiana. Mr. Cipriano ended his full time employment with the Company on December 3, 2008.

      Alexander G. Esterhazy has been a Director of CEL-SCI since December 1999 and has been an independent financial advisor since November 1997. Between July 1991 and October 1997, Mr. Esterhazy was a senior partner of Corpofina S.A. Geneva, a firm engaged in mergers, acquisitions and portfolio management. Between January 1988 and July 1991, Mr. Esterhazy was a managing director of DG Bank in Switzerland. During this period Mr. Esterhazy was in charge of the Geneva, Switzerland branch of the DG Bank, founded and served as vice president of DG Finance (Paris) and was the President and Chief Executive officer of DG-Bourse, a securities brokerage firm.

      C. Richard Kinsolving, Ph.D. has been a Director of CEL-SCI since April 2001. Since February 1999, Dr. Kinsolving has been the Chief Executive Officer of BioPharmacon, a pharmaceutical development company. Between December 1992 and February 1999, Dr. Kinsolving was the President of Immuno-Rx, Inc., a company engaged in immuno-pharmaceutical development. Between December 1991 and

September 1995, Dr. Kinsolving was President of Bestechnology, Inc. a nonmedical research and development company producing bacterial preparations for industrial use. Dr. Kinsolving received his Ph.D. in Pharmacology from Emory University
(1970), his Masters degree in Physiology/Chemistry from Vanderbilt University
(1962), and his Bachelor's degree in Chemistry from Tennessee Tech. University
(1957).

      Peter R. Young, Ph.D. has been a Director of CEL-SCI since August 2002. Dr. Young has been a senior executive within the pharmaceutical industry in the United States and Canada for most of his career. Over the last 20 years he has primarily held positions of Chief Executive Officer or Chief Financial Officer and has extensive experience with acquisitions and equity financings. Since November 2001, Dr. Young has been the President of Agnus Dei, LLC, which acts as a partner in an organization managing immune system clinics which treat patients with diseases such as cancer, multiple sclerosis and hepatitis. Since January 2003, Dr. Young has been the President and Chief Executive Officer of SRL Technology, Inc., a company involved in the development of pharmaceutical (drug) delivery systems. Between 1998 and 2001, Dr. Young was the Chief Financial Officer of Adams Laboratories, Inc. Dr. Young received his Ph.D. in Organic Chemistry from the University of Bristol, England (1969), and his Bachelor's degree in Honors Chemistry, Mathematics and Economics also from the University of Bristol, England (1966).

      All of CEL-SCI's officers devote substantially all of their time to CEL-SCI's business.

      CEL-SCI has an audit committee and compensation committee. The members of the audit committee are Alexander G. Esterhazy, C. Richard Kinsolving and Dr. Peter Young. Dr. Peter Young serves as the audit committee's financial expert. In this capacity, Dr. Young is independent, as that term is defined in the listing standards of the NYSE Alternext US. The members of the compensation committee are Maximilian de Clara, Alexander Esterhazy and C. Richard Kinsolving.

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

      The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of CEL-SCI and (ii) by each other executive officer of CEL-SCI who received in excess of $100,000 during the two fiscal years ended September 30, 2008.

                                                                              All
                                                                             Other
                                                      Restric-               Annual
                                                     ted Stock    Option     Compen-
Name and Princi-        Fiscal    Salary     Bonus     Awards      Awards    sation
 pal Position            Year      (1)        (2)       (3)         (4)        (5)          Total
--------------------     -----    ------     ------  ---------    --------   -------      ---------

Maximilian de Clara,     2008   $363,000       --     $543,174    $103,320    $ 89,268    $1,098,762
President                2007    363,000       --      418,327     105,460      64,693       951,480

Geert R. Kersten,        2008    404,900       --      156,674     103,320      39,901       704,795
Chief Executive          2007    389,637       --       31,752     105,460      16,114       542,963
Officer and
Treasurer

Patricia B. Prichep      2008    185,780       --       82,558      51,660       4,225       324,223
Senior Vice President    2007    179,574       --       19,520      52,730       4,225       256,049
of Operations and
Secretary

Eyal Talor, Ph.D.        2008    229,353       --       81,187      51,660       4,225       366,425
Senior Vice President    2007    218,587       --       18,764      52,730       4,225       294,306
of Research and
Manufacturing

Daniel Zimmerman, Ph.D.  2008    175,988       --       46,186      38,745       4,225       265,144
Senior Vice President    2007    169,127       --       14,469      39,548       4,225       227,369
of Cellular Immunology

John Cipriano            2008    171,028       --       45,893      38,745          25       255,691
Senior Vice President    2007    165,400       --       14,196      39,548          25       219,169
of Regulatory Affairs


(1) The dollar value of base salary (cash and non-cash) earned. During the years ended September 30, 2008 and 2007, $18,730 and $28,429, respectively, of the total salaries paid to the persons shown in the table were paid in restricted shares of CEL-SCI's common stock.

      Information concerning the issuance of these restricted shares is shown in the following table:

        Date Shares           Number of            Price
          Issued            Shares Issued        Per Share

        09/20/2006             49,016              $0.52
        01/15/2008             36,020              $0.52

      On each date the amount of compensation satisfied through the issuance of shares was determined by multiplying the number of shares issued by the price per share. The price per share was equal to the closing price of CEL-SCI's common stock on the date prior to the date the shares were issued.

(2)  The dollar value of bonus (cash and non-cash) earned.

(3) During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table. In the case of Mr. de Clara, during the years ended September 30, 2008 and 2007 $400,000 and $400,000, respectively, were paid in restricted shares of CEL-SCI's common stock which cannot be sold in the public market for a period of three years after the date of issuance. In the case of all other persons listed in the table, the shares were issued as CEL-SCI's contribution on behalf of the named officer to CEL-SCI's 401(k) retirement plan and restricted shares issued from the Stock Compensation Plan.

(4) The value of all stock options granted during the periods covered by the table are calculated according to SFAS 123R requirements.

(5) All other compensation received that CEL-SCI could not properly report in any other column of the table including annual contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, CEL-SCI with respect to term life insurance for the benefit of the named executive officer, and the full dollar value of the remainder of the premiums paid by, or on behalf of, CEL-SCI. Includes board of directors fees for M. de Clara and G. Kersten.

Long Term Incentive Plans - Awards in Last Fiscal Year

      See Footnote 6 to the financial statements.

Employee Pension, Profit Sharing or Other Retirement Plans

      CEL-SCI has a defined contribution retirement plan, qualifying under
Section 401(k) of the Internal Revenue Code and covering substantially all CEL-SCI's employees. CEL-SCI's contribution to the plan is made in shares of CEL-SCI's common stock. Each participant's contribution is matched by CEL-SCI with shares of common stock which have a value equal to 100% of the participant's contribution, not to exceed the lesser of $1,000 or 6% of the participant's total compensation. CEL-SCI's contribution of common stock is valued each quarter based upon the closing price of its common stock. The fiscal 2008 expenses for this plan were $110,024. Other than the 401(k) Plan, CEL-SCI does not have a defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors During Year Ended September 30, 2008

                                      Stock          Option
Name                 Paid in Cash    Awards (1)     Awards (2)      Total
----                 ------------    ----------     ----------    --------

Maximilian de Clara    $20,000      $124,000        $103,320      $247,320
Geert Kersten          $20,000      $124,000        $103,320      $247,320
Alexander Esterhazy    $20,000      $ 62,000        $ 51,660      $133,660
C. Richard Kinsolving  $20,000      $ 62,000        $ 51,660      $133,660
Peter R. Young         $20,000      $ 62,000        $ 51,660      $133,660

(1)  The fair value of stock issued for services.
(2) The fair value of options granted computed in accordance with FAS 123R on the date of grant.

      Directors' fees paid to Maximilian de Clara and Geert Kersten are included in the Executive Compensation table.

Employment Contracts.

     In April 2005, CEL-SCI entered into a three-year employment agreement with Mr. de Clara. The employment agreement provided that CEL-SCI will pay Mr. de Clara an annual salary of $363,000 during the term of the agreement. On September 8, 2006 Mr. de Clara's Employment Agreement was amended and extended to April 30, 2010. The terms of the amendment to Mr. de Clara's employment agreement are referenced in a report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2006. In the event that there is a material reduction in Mr. de Clara's authority, duties or activities, or in the event there is a change in the control of CEL-SCI, then the agreement allows Mr. de Clara to resign from his position at CEL-SCI and receive a lump-sum payment from CEL-SCI equal to 18 months salary ($544,500), the remaining stock payments per the amendment to Mr. de Clara's employment agreement (valued at $200,000) and the unvested portion of any stock options would vest immediately ($227,333). For purposes of the employment agreement, a change in the control of CEL-SCI means the sale of more than 50% of the outstanding shares of CEL-SCI's Common Stock, or a change in a majority of CEL-SCI's directors.

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

      Effective September 1, 2003, CEL-SCI entered into a three-year employment agreement with Mr. Kersten. The employment agreement provides that during the term of the employment agreement CEL-SCI will pay Mr. Kersten an annual salary of $370,585 plus any increases approved by the Board of Directors during the period of the employment agreement. In the event there is a change in the control of CEL-SCI, the agreement allows Mr. Kersten to resign from his position at CEL-SCI and receive a lump-sum payment from CEL-SCI equal to 24 months salary ($809,800) and the unvested portion of any stock options would vest immediately ($246,666). For purposes of the employment agreement a change in the control of CEL-SCI means: (1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors. Effective September 1, 2006 Mr. Kersten's employment agreement was extended to September 1, 2011.

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

Compensation Committee Interlocks and Insider Participation

     CEL-SCI has a compensation committee comprised of all of CEL-SCI's directors, with the exception of Mr. Kersten. During the year ended September 30, 2008, Mr. de Clara was the only officer participating in deliberations of CEL-SCI's compensation committee concerning executive officer compensation.

     During the year ended September 30, 2008, no director of CEL-SCI was also an executive officer of another entity, which had an executive officer of CEL-SCI serving as a director of such entity or as a member of the compensation committee of such entity.

Stock Options

      The following tables show information concerning the options granted during the fiscal year ended September 30, 2008, to the persons named below.

                                 Options Granted
                                                       Exercise
                              Grant        Options    Price Per  Expiration
    Name                      Date       Granted (#)     Share      Date
   ------                     ----       -----------  ----------    ----
   Maximilian de Clara     03/05/2008      200,000      $0.62    03/04/2018
   Geert Kersten           03/05/2008      200,000      $0.62    03/04/2018
   Patricia B. Prichep     03/05/2008      100,000      $0.62    03/04/2018
   Eyal Talor, Ph.D.       03/05/2008      100,000      $0.62    03/04/2018
   Daniel Zimmerman, Ph.D. 03/05/2008       75,000      $0.62    03/04/2018
   John Cipriano           03/05/2008       75,000      $0.62    03/04/2018

                                Options Exercised

                                           Shares
                       Date of           Acquired On           Value
                      Exercise            Exercise            Realized
                      --------           ------------         --------

                                      None

                      Shares underlying unexercised
                            Option which are:          Exercise    Expiration
 Name                 Exercisable     Unexercisable      Price         Date
 ----                 -----------     -------------    ---------   -----------

 Maximilian de Clara    23,333                           2.87       07/31/13
                        95,000 (1)                       1.94       08/31/13
                        70,000                           1.05       09/25/09
                        56,666                           1.05       05/01/10
                        50,000                           1.05       05/01/13
                        50,000                           1.05       04/12/09
                        60,000                           1.05       04/19/10
                        60,000                           1.38       03/22/11
                        75,000                           0.54       03/14/12
                        50,000                           0.61       09/02/14
                        50,000                           0.48       09/21/15
                        66,667                           0.58       09/12/16
                        66,667                           0.63       09/13/17
                        ------
                       773,333
                                         33,333          0.58       09/12/16
                                        133,333          0.63       09/13/17
                                        200,000          0.62       03/04/18
                                        -------
                                        366,666

 Geert R. Kersten       50,000                           1.05       11/01/13
                        14,000                           1.05       10/31/13
                        50,000                           1.05       07/31/13
                       224,000 (1)                       1.05       06/10/13
                        50,000                           1.05       09/25/09
                       150,000                           1.05       05/01/10
                        50,000                           1.05       05/01/13
                        50,000                           1.05       04/12/09
                        95,000 (1)                       1.94       08/31/13
                        60,000                           1.05       04/19/10
                        60,000                           1.38       03/22/11
                       560,000 (1)                       1.05       10/16/13
                       105,000                           0.54       03/14/12
                     1,890,000                           0.22       04/01/13
                        50,000                           0.61       09/02/14
                        50,000                           0.48       09/21/15
                       133,334                           0.58       09/12/16
                        66,667                           0.63       09/13/17
                        ------
                     3,708,001

                      Shares underlying unexercised
                            Option which are:          Exercise    Expiration
 Name                 Exercisable     Unexercisable      Price         Date
 ----                 -----------     -------------    ---------   -----------

Geert R. Kersten (cont'd)                66,666          0.58       09/12/16
                                        133,333          0.63       09/13/17
                                        200,000          0.62       03/04/18
                                        -------
                                        399,999

------------------------------------------------------------------------------

 Patricia B. Prichep     6,000                           1.05       12/01/13
                        10,000                           1.05       11/30/13
                         9,500                           1.05       07/31/13
                         3,000                           1.05       12/31/09
                        35,000                           1.05       03/01/10
                        17,000                           1.05       12/01/13
                        15,000                           1.05       04/12/09
                        47,500 (1)                       1.94       08/31/13
                        23,000                           1.05       02/02/10
                        25,000                           1.18       12/08/10
                        30,000                           1.00       12/03/11
                       200,000 (1)                       1.05       10/16/13
                        10,500                           0.54       03/14/12
                        50,000                           0.33       04/26/12
                       243,000                           0.22       04/01/13
                       337,000                           0.22       04/01/13
                        50,000                           0.61       09/02/14
                        30,000                           0.48       09/21/15
                        60,000                           0.58       09/12/16
                        33,334                           0.63       09/13/17
                        ------
                     1,234,834
                                          30,000         0.58       09/12/16
                                          66,666         0.63       09/13/17
                                         100,000         0.62       03/04/18
                                         -------
                                         196,666

-------------------------------------------------------------------------------

 Eyal Talor, Ph.D.      15,500                           1.05       07/31/13
                        16,666                           1.05       03/16/10
                        15,000                           1.05       08/03/13
                        10,000 (1)                       1.94       08/31/13
                        20,000                           1.05       08/02/09
                        25,000                           1.76       11/10/10
                        35,000                           1.00       12/03/11
                       160,000 (1)                       1.05       10/16/13
                        50,000                           0.33       04/26/12
                       374,166                           0.22       04/01/13
                        50,000                           0.61       09/02/14
                        30,000                           0.48       09/21/15
                        53,334                           0.58       09/12/16
                        33,334                           0.63       09/13/17
                        ------
                       888,000

                      Shares underlying unexercised
                            Option which are:          Exercise    Expiration
 Name                 Exercisable     Unexercisable      Price         Date
 ----                 -----------     -------------    ---------   -----------

Eyal Talor, Ph.D (cont'd)                 26,666         0.58       09/12/16
                                          66,666         0.63       09/13/17
                                         100,000         0.62       03/04/18
                                         -------
                                         193,332

-------------------------------------------------------------------------------

 Daniel Zimmerman, Ph.D.12,000                           1.05       12/31/13
                         3,000                           1.05       12/31/09
                         7,000                           1.05       06/19/10
                        15,000                           1.05       02/19/13
                        30,000 (1)                       1.94       08/31/13
                        15,000                           1.05       04/12/09
                        20,000                           1.05       02/02/10
                        20,000                           1.85       01/26/11
                       120,000 (1)                       1.05       10/16/13
                        41,000                           0.54       03/14/12
                        50,000                           0.33       04/16/12
                       392,000                           0.22       04/01/13
                        50,000                           0.61       09/02/14
                        30,000                           0.48       09/21/15
                        40,000                           0.58       09/12/16
                        25,000                           0.63       09/13/17
                        ------
                       870,000


                                         20,000      0.58       09/12/16
                                         50,000          0.63       09/13/17
                                         75,000          0.62       03/04/18
                                         ------
                                        145,000

-------------------------------------------------------------------------------

 John Cipriano          100,000                          1.13       03/01/14
                         20,000                          0.61       09/02/14
                         30,000                          0.48       09/21/15
                         40,000                          0.58       09/12/16
                         25,000                          0.63       09/13/17
                        ------
                       215,000
                                         20,000          0.58       09/12/16
                                         50,000          0.63       09/13/17
                                         75,000          0.62       03/04/18
                                        ------
                                       145,000


(1) Options purchased by Employee through the Salary Reduction Plan.

Stock Option, Bonus and Compensation Plans

      CEL-SCI has Incentive Stock Option Plans, Non-Qualified Stock Option, Stock Bonus and Stock Compensation Plans. All Stock Option, Bonus and Compensation Plans have been approved by the stockholders. A summary description of these Plans follows. In some cases these Plans are collectively referred to as the "Plans".

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

      Non-Qualified Stock Option Plans. The Non-Qualified Stock Option Plans authorize the issuance of shares of CEL-SCI's common stock to persons that exercise options granted pursuant to the Plans. CEL-SCI's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by CEL-SCI's Board of Directors.

      Stock Bonus Plan. Under the Stock Bonus Plans shares of CEL-SCI's common stock may be issued to CEL-SCI's employees, directors, officers, consultants and advisors, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

      Stock Compensation Plan. Under the Stock Compensation Plan, shares of CEL-SCI's common stock may be issued to CEL-SCI's employees, directors, officers, consultants and advisors in payment of salaries, fees and other compensation owed to these persons. However, bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

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

      Summary. The following shows certain information as of November 30, 2008 concerning the stock options and stock bonuses granted by CEL-SCI. Each option represents the right to purchase one share of CEL-SCI's common stock.

                              Total      Shares
                             Shares     Reserved for    Shares      Remaining
                            Reserved   Outstanding     Issued as  Options/Shares
Name of Plan               Under Plans   Options      Stock Bonus  Under Plans
------------               -----------  ------------  -----------   ----------

Incentive Stock
  Option Plans               10,100,000   4,745,266         n/a    5,003,000
Non-Qualified Stock
  Option Plans               13,760,000   8,404,565         n/a    2,028,000
Stock Bonus Plans             7,940,000         n/a   4,805,019    3,134,897
Stock Compensation Plan       5,500,000         n/a   4,062,146    1,437,854


      Of the shares issued pursuant to CEL-SCI's Stock Bonus Plans 1,180,544 shares were issued as part of CEL-SCI's contribution to its 401(k) plan.

      The following table shows the weighted average exercise price of the outstanding options granted pursuant to CEL-SCI's Incentive and Non-Qualified Stock Option Plans as of September 30, 2008, CEL-SCI's most recent fiscal year end. CEL-SCI's Incentive and Non-Qualified Stock Option Plans have been approved by CEL-SCI's shareholders.

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
                                  of Outstanding    of Outstanding     Excluding Securities
Plan category                       Options (a)         Options         Reflected in Column (a)
------------------------------------------------------------------------------------------------

Incentive Stock Option Plans         4,745,266           $0.53                 5,003,000
Non-Qualified Stock Option Plans     8,406,265           $0.68                 2,028,000


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table shows, as of November 30, 2008, information with respect to the only persons owning beneficially 5% or more of the outstanding common stock and the number and percentage of outstanding shares owned by each director and officer and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address                   Number of Shares (1)    Percent of Class (3)
----------------                   ----------------        ----------------

Maximilian de Clara                   1,211,410                   1.0%
Bergstrasse 79
6078 Lungern,
Obwalden, Switzerland

Geert R. Kersten                      7,034,583                   5.6%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Patricia B. Prichep                   2,029,987                   1.6%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Eyal Talor, Ph.D.                     1,403,209                   1.1%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Daniel H. Zimmerman, Ph.D.            1,392,820                   1.1%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

John Cipriano                           401,693                   0.3%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Alexander G. Esterhazy                  516,666                   0.4%
20 Chemin du Pre-Poiset
CH- 1253 Vandoeuvres
Geneve, Switzerland

C. Richard Kinsolving, Ph.D.            745,757                   0.6%
P.O. Box 20193
Bradenton, FL 34204-0193

Peter R. Young, Ph.D.                   517,934                   0.4%
1247 Dodgeton Drive
Frisco, TX 75034-1432

Name and Address                   Number of Shares (1)    Percent of Class (3)
----------------                   ----------------        ----------------

All Officers and Directors           15,254,059                  11.6%
as a Group (9 persons)

(1) Includes shares issuable prior to January 31, 2009 upon the exercise of options or warrants granted to the following persons:

Options or Warrants Exercisable

      Name                                  Prior to January 31, 2009
      ----                                  --------------------------

      Maximilian de Clara                          773,333
      Geert R. Kersten                           3,708,001
      Patricia B. Prichep                        1,234,834
      Eyal Talor, Ph.D.                            888,000
      Daniel H. Zimmerman, Ph.D.                   870,000
      John Cipriano                                215,000
      Alexander G. Esterhazy                       296,666
      C. Richard Kinsolving, Ph.D.                 456,667
      Peter R. Young, Ph.D.                        283,333

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

         BDO Seidman, LLP served as CEL-SCI's independent registered public accountant for the two years ended September 30, 2008. The following table shows the aggregate fees billed to CEL-SCI for these years by BDO Seidman, LLP:

                                      Year Ended September 30,
                                      2008               2007
                                      ----               ----

Audit Fees                          $173,052         $ 142,704
Audit-Related Fees                        --                --
Tax Fees                                  --                --
All Other Fees                            --                --

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) See the Financial Statements attached to this Report.

Exhibits

3(a)Articles of  Incorporation          Incorporated by reference to Exhibit
                                        3(a) of CEL-SCI's combined Registration
                                        Statement on Form S-1 and Post-Effective
                                        Amendment ("Registration Statement"),
                                        Registration Nos. 2-85547-D and 33-7531.

3(b) Amended Articles                   Incorporated by
                                        reference to Exhibit 3(a) of CEL-SCI's
                                        Registration Statement on Form S-1,
                                        Registration Nos. 2-85547-D and 33-7531.

3(c)Amended Articles (Name change only) Filed as Exhibit 3(c) to CEL-SCI's
                                        Registration Statement on Form S-1
                                        Registration Statement (No. 33-34878).

3(d) Bylaws                             Incorporated by reference to
                                        Exhibit 3(b) of CEL-SCI's Registration
                                        Statement on Form S-1, Registration Nos.
                                        2-85547-D and 33-7531.

4 Shareholders Rights Agreement         Incorporated by reference to Exhibit 4
                                        of CEL-SCI'S report on Form 8-K dated
                                        November 7, 2007.

10(d)Employment Agreement with          Incorporated  by reference to Exhibit
    Maximilian de Clara                 10(d) of CEL-SCI's report on Form 8-K
                                        (dated April 21, 2005) and Exhibit 10(d) to CEL-SCI's report on Form 8-K dated
                                        September 8, 2006.

10(e) Employment Agreement with        Incorporated  by reference to Exhibit
    Geert Kersten                      10(e) of CEL-SCI's Registration Statement
                                       on Form S-3 (Commission File #106879)
                                       and Exhibit 10(c) to CEL-SCI's report on Form 8-K dated September 8, 2006.

10(f)Distribution and Royalty Agreement Incorporated by reference to Exhibit
    with Eastern Biotech                10(x) to Amendment No. 2 to CEL-SCI's
                                        Registration statement on Form S-3
                                        (Commission File No. 333-106879).

10(g) Securities Purchase Agreement     Incorporated by reference to Exhibit 10
      (together with schedule required  to CEL-SCI's report on Form 8-K dated
      by Instruction 2 to Item 601 of   August 4, 2006.
      Regulation S-K) pertaining to
      Series K notes and warrants,
      together with the exhibits to the
      Securities Purchase Agreement.

10(h) Subscription Agreement (together   Incorporated by reference to Exhibit
      with Schedule required by          10 of CEL-SCI's report on Form 8-K
      Instruction 2 to Item 601 of       dated April 18, 2007
      Regulation S-K) pertaining to
      April 2007 sale of 20,000,000
      shares of CEL-SCI's common stock,
      10,000,000 Series L warrants and
      10,000,000 Series M Warrants.

23    Consent of BDO Seidman, LLP
                                          -------------------------------

31    Rule 13a-14(a) Certifications
                                          -------------------------------

32    Section 13

                CEL-SCI CORPORATION

                Consolidated Financial Statements for the Years
                Ended September 30, 2008, 2007, and 2006, and
                Report of Independent Registered Public Accounting Firm

CEL-SCI CORPORATION

                               TABLE OF CONTENTS

                                                                        Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  F- 2

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
  SEPTEMBER 30, 2008, 2007, AND 2006:

    Consolidated Balance Sheets                                          F- 3

    Consolidated Statements of Operations                                F- 5

    Consolidated Statements of Stockholders' Equity                      F- 6

    Consolidated Statements of Cash Flows                                F- 8

    Notes to Consolidated Financial Statements                           F- 13

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
CEL-SCI Corporation
Vienna, Virginia

We have audited the accompanying consolidated balance sheets of CEL-SCI Corporation as of September 30, 2008 and 2007 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CEL-SCI Corporation at September 30, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered recurring net losses, negative cash flows, and negative working capital. The Company has convertible debt that allows the debt holders to exercise a put option in August 2009. In December 2008, the Company was not in compliance with certain lease requirements related with its facility lease. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ BDO SEIDMAN LLP

Bethesda, Maryland
January __, 2009

                               CEL-SCI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2008 AND 2007

ASSETS                                       2008                 2007
                                       -----------------   --------------
CURRENT ASSETS:
     Cash and cash equivalents           $  711,258          $ 10,993,021
     Short-term investments                 200,000                     -
     Interest and other receivables               -                57,476
     Prepaid expenses                        27,209                34,578
     Inventory used for R&D and
       manufacturing                        395,170               385,650
     Deposits                                14,828                14,828
                                         ----------          ------------
Total current assets                      1,348,465            11,485,553

RESEARCH AND OFFICE EQUIPMENT AND
  LEASEHOLD IMPROVMENTS - less
   accumulated depreciation of
   $1,964,597 and $1,859,644              1,324,686               233,876

PATENT COSTS--less accumulated
   amortization of $1,091,597 and
   $896,407                                 587,439               541,380

RESTRICTED CASH                             987,652             2,168,629

INTEREST RECEIVABLE - LONG TERM             199,593                     -

DEPOSITS                                  1,575,000                     -

DEFERRED RENT                             8,660,837             6,301,364
                                         ----------          ------------
TOTAL ASSETS                            $14,683,672          $ 20,730,802
                                        ===========          ============

LIABILITIES AND  STOCKHOLDERS' EQUITY         2008                  2007
                                           --------               -------
CURRENT LIABILITIES:
  Accounts payable                      $   427,509          $    248,120
  Accrued expenses                          113,179                98,603
  Due to employees                           36,077                26,735
  Accrued interest on convertible debt       45,558                68,795
  Short-term loan                           200,000                     -
  Deposits held                                   -                 3,000
  Derivative instruments - current
     portion                              3,018,697               782,732
                                         ----------          ------------
Total current liabilities                 3,841,020             1,227,985
  Deferred rent                               6,617                 1,466
  Derivative instruments - noncurrent
     portion                                      -             4,831,252
                                         ----------          ------------
Total liabilities                         3,847,637             6,060,703
                                         ----------          ------------

                               CEL-SCI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2008 AND 2007
                                   (continued)

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred stock, $.01 par value--authorized
    100,000 shares, issued and outstanding,
    -0- Common stock, $.01 par value--authorized
    300,000,000 shares; issued and outstanding,
    120,796,094 and 115,678,662 shares at
    September 30, 2008 and 2007, respectively        1,207,961       1,156,787

  Additional paid-in capital                       134,324,370     130,081,378

  Accumulated deficit                             (124,696,296)   (116,568,066)
                                                  ------------    ------------

Total stockholders' equity                          10,836,035      14,670,099
                                                  ------------    ------------
TOTAL LIABILITIES AND

STOCKHOLDERS' EQUITY                              $ 14,683,672    $ 20,730,802
                                                  ============    ============











                 See notes to consolidated financial statements

                               CEL-SCI CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

                                             2008         2007         2006
                                            -----        -----         ----

GRANT REVENUE AND OTHER                 $    5,065    $   57,043    $   125,457

OPERATING EXPENSES:
  Research and development (excluding
    R&D depreciation of $124,705,
    $91,292 and $74,043 respectively,
    included below)                      4,101,563     2,528,528      1,896,976

  Depreciation and amortization            215,060       176,186        170,903

  General & administrative               5,200,735     6,704,538      3,406,774
                                        ----------    ----------     ----------
Total operating expenses                 9,517,358     9,409,252      5,474,653
                                        ----------    ----------     ----------

NET OPERATING LOSS                      (9,512,293)   (9,352,209)    (5,349,196)

GAIN ON DERIVATIVE INSTRUMENTS           1,799,393       868,182      2,325,784

COSTS ASSOCIATED WITH CONVERTIBLE DEBT           -             -     (4,791,548)

INTEREST INCOME                            483,252       562,973         92,487

INTEREST EXPENSE                          (473,767)   (1,708,603)      (216,737)
                                        ----------    ----------     ----------

NET LOSS                                (7,703,415)   (9,629,657)    (7,939,210)

DIVIDENDS                                 (424,815)            -              -
                                        ----------    ----------     ----------

NET LOSS AVAILABLE TO COMMON
   SHAREHOLDERS                        $(8,128,230)  $(9,629,657)   $(7,939,210)
                                      ============   ===========    ===========
NET LOSS PER COMMON SHARE

      BASIC                            $     (0.07)  $     (0.10)   $     (0.10)

      DILUTED                          $     (0.07)  $     (0.10)   $     (0.11)

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING
      BASIC                            117,060,866    97,310,488     78,971,290

      DILUTED                          117,060,866    97,310,488     93,834,078



                 See notes to consolidated financial statements.

                               CEL-SCI CORPORATION
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

                                                            Additional
                                  Common       Stock          Paid-In        Unearned       Accumulated
                                  Shares       Amount         Capital     Compensation        Deficit          Total
                                --------------------------------------------------------------------------------------

BALANCE SEPTEMBER 30, 2005       74,494,206  $  744,942     $100,359,296   $        -      $ (98,999,199)   $ 2,105,039
Stock issued to nonemployees
  for service                       980,000       9,800          611,250                                        621,050
Exercise of stock options           150,000       1,500           37,217                                         38,717
Issuance of stock  options to
  non-employees                                                  271,893                                        271,893
Extension of options                                              86,864                                         86,864
401(k) contributions paid
  in common stock                   132,989       1,330           84,150                                         85,480
Issuance of common stock to
  employees                         583,815       5,838          317,468                                        323,306
Issuance of common stock
  for equity line of credit       1,419,446      14,194          663,533                                        677,727
Payment of interest on
  convertible debt in common stock   68,500         685           37,228                                         37,913
Penalty shares issued               186,250       1,863          130,624                                        132,487
Exercise of warrants              1,300,000      13,000          652,000                                        665,000
Cashless exercise of warrants       882,222       8,822           (8,822)                                             -
Private placement                 2,500,000      25,000          975,000                                      1,000,000
Reclassification of derivatives                                  797,835                                        797,835
SFAS  123R  cost of  employee
   options                                                       180,298                                        180,298
Financing costs                                                  (15,000)                                       (15,000)
Net loss                                                                                      (7,939,210)    (7,939,210)
                                -----------    --------     ------------    ---------      ------------    ------------
BALANCE, SEPTEMBER 30, 2006      82,697,428    $826,974     $105,180,834            -      $(106,938,409)  $   (930,601)


                               CEL-SCI CORPORATION
                       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006
                                   (continued)

                                                            Additional
                                  Common       Stock          Paid-In        Unearned       Accumulated
                                  Shares       Amount         Capital     Compensation        Deficit          Total
                                --------------------------------------------------------------------------------------

Private placement                20,043,331     200,433       14,832,067                                     15,032,500
401(k) contributions paid
  in common stock                   137,546       1,376           88,347                                         89,723
Issuance of common stock to
  employees                       1,663,830      16,638          308,140                                        324,778
Exercise of stock options         1,337,364      13,374          599,092                                        612,466
Penalty shares issued               245,000       2,450          153,900                                        156,350
Stock issued to non-employee
  for service                     3,466,300      34,663        2,512,736                                      2,547,399
Issuance of stock options to
  non-employees                                                1,556,228                                      1,556,228
Payment of principal on
  convertible debt in common stock  343,099       3,431          229,724                                        233,155
Conversion of convertible debt
  into common stock               5,744,764      57,448        4,323,279                                      4,380,727
SFAS 123R cost of employee
  options                                                        307,201                                        307,201
Financing costs                                                  (10,170)                                       (10,170)
Net loss                                                                                      (9,629,657)    (9,629,657)
                                -----------    --------     ------------    ---------       ------------    ------------
BALANCE, SEPTEMBER 30, 2007     115,678,662   1,156,787      130,081,378            -       (116,568,066)    14,670,099

Sale of common stock              1,383,389      13,834        1,023,708                                      1,037,542
401(k) contributions paid
  in common stock                   205,125       2,051          106,539                                        108,590
Issuance of common stock to
  employees                       1,789,451      17,894        1,306,580                                      1,324,474
Exercise of stock options            50,467         505           13,898                                         14,403
Correction of stock overpayment pricing                            1,471                                          1,471
Stock issued to non-employees
  for service                     1,689,000      16,890          251,858                                        268,748
Issuance of stock options  to
  non-employees                                                   12,342                                         12,342
SFAS 123R cost of employee
  options                                                        561,387                                        561,387
Modification of stock options                                    564,189                                        564,189
Financing costs                                                  (23,795)                                       (23,795)
Dividends                                                        424,815                        (424,815)             -
Net loss                                                                                      (7,703,415)    (7,703,415)
                                -----------    --------     ------------    ---------       ------------    -----------
BALANCE, SEPTEMBER 30, 2008     120,796,094   1,207,961      134,324,370            -       (124,696,296)    10,836,035
                                ===========   =========     ============    =========       ============    ===========

                               CEL-SCI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

                                                    2008          2007            2006
                                                  --------      ---------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                     $(7,703,415)   $ (9,629,657)   $(7,939,210)
  Adjustments to reconcile net loss to
    net cash used for operating activities:
      Depreciation and amortization                215,060         176,186        170,902
      Issuance of stock options to
         nonemployees for services                  12,342         191,455        271,893
      Issuance of common stock for services        268,748       2,547,399        621,050
     Correction of stock overpayment pricing         1,471               -              -
      Penalty shares issued to nonemployees              -         156,350        132,487
      Modification of stock options                564,189               -         86,864
      Issuance of stock to employees             1,324,474         324,778        323,306
      Employee option cost                         561,387         307,201        180,298
      Common stock contributed to 401(k)
         plan                                      108,590          89,723         85,480
      Impairment loss on abandonment of
         patents                                     8,114          34,122              -
      Loss on retired equipment                        595               -            645
      Deferred rent                                  5,151           1,466              -
      Amortization of discount on
         convertible note                          249,106       1,180,421        104,351
      Gain on derivative instruments            (1,799,393)       (868,182)    (2,325,784)
      Change in assets and liabilities:
        Increase in deposits                    (1,575,000)              -              -
        Increase in interest and
          other receivables                       (142,117)        (14,753)       (14,462)
        Decrease (increase) in prepaid
          expenses                                   7,369         491,920       (454,651)
        (Increase) decrease in inventory
          used in R&D and manufacturing             (9,520)          4,994        (29,839)
        Increase (decrease) in accounts
          payable                                  (36,622)         89,159          3,637
        Increase in accrued expenses                 14,576         23,709            275
        Increase (decrease) in accrued
          interest on convertible debt              (23,237)        (5,678)       112,386
        Increase (decrease) in due to
          employees                                   9,342          9,310         (5,455)
        Decrease in deposits held                    (3,000)             -              -
                                               ------------     ----------     ----------
Net cash used in operating activities            (7,978,544)    (4,890,077)    (8,675,827)
                                               ------------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Deferred rent on manufacturing
     facility                                             -     (4,936,591)             -
   Additional investment in
     manufacturing facility                      (2,359,473)             -              -
      (Increase) decrease in restricted cash      1,180,977     (2,168,629)             -
      Investment in available-for-sale
        securities                               (6,000,000)             -              -
      Sale of investments in
        available-for-sale securities             5,800,000              -              -
      Purchases of equipment                     (1,023,011)      (181,459)        (1,885)
      Expenditures for patent costs                (121,616)      (137,884)       (88,819)
                                               ------------     ----------     ----------
Net cash used in investing activities            (2,486,369)    (7,424,563)       (90,704)
                                               ------------     ----------     ----------

                                                                                 (continued)

                 See notes to consolidated financial statements.

                               CEL-SCI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006
                                   (continued)

                                                  2008           2007          2006
                                              ------------  ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock      $  1,037,542  $ 15,032,500   $ 1,000,000
  Proceeds from exercise of warrants                     -             -       665,000
  Draw-downs on equity line of credit                    -             -       677,727
  Proceeds from exercise of stock options           14,403       612,466        38,717
  Proceeds from short-term loan                  1,956,803             -             -
  Repayment of short-term loan                  (1,756,803)            -             -
  Proceeds from convertible debt                         -             -     8,300,000
  Fair value adjustment for convertible debt             -             -     3,163,265
  Fair value adjustment for warrants  issued
    in relation to convertible debt                      -             -       835,666
  Principal payments on convertible debt        (1,045,000)     (407,500)            -
  Warrants issued to placement agent                     -             -       223,907
  Costs for equity related transactions            (23,795)      (10,170)      (15,000)
                                              ------------  ------------   -----------
Net cash provided by financing activities          183,150    15,227,296    14,889,282
                                              ------------  ------------   -----------
NET INCREASE (DECREASE)IN CASH
   AND CASH EQUIVALENTS                        (10,281,763)    2,912,656     6,122,751

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR    10,993,021     8,080,365     1,957,614
                                              ------------  ------------   -----------
 CASH AND CASH EQUIVALENTS, END OF YEAR       $    711,258  $ 10,993,021   $ 8,080,365
                                              ============  ============   ===========








                                                                   (continued)

                 See notes to consolidated financial statements.

                               CEL-SCI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006
                                   (continued)


                                                  2008           2007          2006
                                              ------------  ------------   -----------
CONVERSION OF CONVERTIBLE DEBT
  INTO COMMON STOCK:
    Decrease in convertible debt              $          -  $  4,373,631   $         -
    Increase in receivables                              -         7,096             -
    Increase in common stock                             -       (57,448)            -
    Increase in additional paid-in capital               -    (4,323,279)            -
                                              ------------  ------------   -----------
                                              $          -  $          -   $         -
                                              ============  ============   ===========
CONVERSION OF INTEREST ON
  CONVERTIBLE DEBT INTO COMMON STOCK:
    Decrease in accrued liabilities           $         -   $          -   $    37,913
    Increase in common stock                            -              -          (685)
    Increase in additional paid-in capital              -              -       (37,228)
                                              -----------   ------------   -----------
                                              $         -   $          -   $         -
                                              ===========   ============   ===========
PAYMENT OF CONVERTIBLE DEBT PRINCIPAL WITH
COMMON STOCK:
     Decrease in convertible debt             $         -        233,155   $         -
     Increase in common stock                           -         (3,431)            -
     Increase in additional paid-in capital             -       (229,724)            -
                                              -----------   ------------   -----------
                                              $         -   $          -   $         -
                                              ============  ============   ===========
ISSUANCE OF WARRANTS:
     Increase in additional paid-in capital   $  (891,336)  $ (5,598,655)  $         -
     Decrease in additional paid-in capital       891,336      5,598,655             -
                                              -----------   ------------   -----------
                                              $         -   $          -   $         -
                                              ===========   ============   ===========
WARRANTS ISSUED TO LESSOR:
     Increase in deferred rent                $         -      1,364,773   $         -
     Increase in additional paid-in capital             -     (1,364,773)            -
                                              -----------   ------------   -----------
                                              $         -   $          -   $         -
                                              ===========   ============   ===========
PATENT COSTS INCLUDED IN
  ACCOUNTS PAYABLE:
    Increase in patent costs                  $   14,013    $      8,429   $    20,065
    Increase in accounts payable                 (14,013)         (8,429)      (20,065)
                                              ----------    ------------   -----------
                                              $        -    $          -   $         -
                                              ===========   ============   ===========
EQUIPMENT COSTS INCLUDED IN
  ACCOUNTS PAYABLE:
    Increase in research and office
      equipment                                  201,998          52,476             -
    Increase in accounts payable                (201,998)        (52,476)            -
                                              ----------    ------------   -----------
                                              $        -    $          -   $         -
                                              ==========    ============   ===========
CASHLESS EXERCISE OF WARRANTS:
    Increase in common stock                  $        -    $          -   $    (8,822)
    Increase in additional paid-in capital             -               -         8,822
                                              ----------    ------------   -----------
                                              $        -    $          -   $         -
                                              ==========    ============   ===========

                                                                   (continued)

                 See notes to consolidated financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006
                                   (continued)

                                                  2008           2007          2006
                                              ------------  ------------   -----------
MODIFICATION OF WARRANTS:
    Increase in additional paid-in capital     $  (173,187)  $         -    $        -
     Decrease in additional paid-in capital        173,187             -             -
                                               -----------   -----------    ----------
                                               $         -   $         -    $        -
                                               ===========   ===========    ==========






















                                                                     (continued)

                 See notes to consolidated financial statements.

                               CEL-SCI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006
                                   (continued)

                                                  2008           2007          2006
                                              ------------  ------------   -----------
RECLASSIFICATION OF DERIVATIVE
  INSTRUMENTS:
    Decrease in derivative instruments         $       -     $        -      $797,835
    Increase in additional paid-in capital             -              -      (797,835)
                                               ---------     ----------      --------
                                               $       -     $        -      $      -
                                               =========     ==========      ========
FAIR VALUE ADJUSTMENT FOR CONVERTIBLE
  DEBT AND RELATED WARRANTS:
    Increase in convertible debt                       -              -     3,998,931
    Increase in costs associated with
      convertible debt                                 -              -    (3,998,931)
                                               ---------     ----------    ----------
                                               $       -     $        -    $        -
                                               =========     ==========    ==========
COST OF NEW WARRANTS AND REPRICING OF
  OLD WARRANTS ON PRIVATE PLACEMENT:
      Increase in additional paid-in capital           -              -     1,192,949
      Decrease in additional paid-in capital           -              -    (1,192,949)
                                               ---------     ----------    ----------
                                               $       -     $        -    $        -
                                               =========     ==========    ==========

STOCK MODIFICATION RECORDED AS DIVIDEND
     Increase additional paid-in capital       $(424,815)    $        -    $        -
     Increase accumulated deficit                424,815              -             -
                                               ---------     ----------    ----------
                                               $       -     $        -    $        -
                                               =========     ==========    ==========


                 See notes to consolidated financial statements.



SUPPLEMENTAL DISCLOSURE OF CASH
     FLOWS INFORMATION

Cash expenditure for interest expense            224,662        528,182             -


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

d. Interest and other receivables--Interest and other receivables consists of interest accrued on any investments and on the deferred rent. Interest on the deferred rent is calculated at 3% on the funds deposited on the manufacturing facility. This interest income will be used to offset future rent.

e. Prepaid Expenses and Inventory--Prepaid expenses consist of expenses which benefit a substantial period of time. Inventory consists of manufacturing production advances and bulk purchases of laboratory supplies to be consumed in the manufacturing of the Company's product for clinical studies.

f. Deposits--The deposits are both deposits on the office ($14,828) and the deposit on the manufacturing facility ($1,575,000) required by the lease agreement.

g. Research and Office Equipment--Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the terms of the lease. Repairs and maintenance which do not extend the life of the asset are expensed when incurred. The fixed assets are reviewed on a quarterly basis to determine if any of the assets are impaired. Depreciation expense for the years ended September 30, 2008, 2007 and 2006 totaled $133,604, $92,176 and $90,664, respectively.

h. Patents--Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years). In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss is the difference between the estimated fair value of the asset and its carrying value. During the years ended September 30, 2008, 2007 and 2006, the Company recorded patent impairment charges of $8,114, $34,122 and $-0-, respectively, for the net book value of patents abandoned during the year. These abandonments included the write off in the year ended September 30, 2007 of the unamortized patent costs in Viral Technologies, Inc., the Company's wholly owned subsidiary, totaling $34,122. These amounts are included in general and administrative expenses. Amortization expense for the years ended September 30, 2008, 2007 and 2006 totaled $81,456, $84,010 and $80,238, respectively. The Company estimates that amortization expense will be $82,000 for each of the next five years, totaling $410,000.

i. Deferred Rent--On September 30, 2008, the Company has included in deferred rent the following: 1) deposit on the manufacturing facility ($3,150,000);
   2) the fair value of the warrants issued to lessor ($1,364,773); 3) additional investment ($2,359,473); and 4) deposit on the cost of the leasehold improvements for the manufacturing facility ($1,786,591). On September 30, 2007, the Company has included in deferred rent the following: 1) deposit on the manufacturing facility ($3,150,000); 2) the fair value of the warrants issued to lessor ($1,364,773); and 3) deposit on the cost of the leasehold improvements for the manufacturing facility ($1,786,591).

j. Deferred Rent (liability)-The deferred rent (liability) is amortized on a straight-line basis over the term of the lease with the offset going against rent expense.

k. Derivative Instruments--The Company has entered into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangement in accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities", ("SFAS No. 133") and Emerging Issues Task Force Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", ("EITF 00-19"), as well as related interpretations of these standards. In accordance with accounting principles generally accepted in the United States ("GAAP"), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the statement of financial position and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features cannot be reliably measured, the Company measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument and precluding the use of "blockage" discounts or premiums in determining the fair value of a large block of financial instruments. Fair value under these conditions does not necessarily represent fair value determined using valuation standards that give consideration to blockage discounts and other factors that may be considered by market participants in establishing fair value.

l. Research and Development Grant Revenues--The Company's grant arrangements are handled on a reimbursement basis. Grant revenues under the arrangements are recognized as grant revenue when costs are incurred. The grants which the Company had been receiving have been exhausted in fiscal year 2007 and the Company is currently not receiving funds from any grants.

m. Research and Development Costs--Research and development expenditures are expensed as incurred. Total research and development costs, excluding depreciation, were $4,101,563, $2,528,528 and $1,896,976 for the years ended September 30, 2008, 2007 and 2006.

n. Net Loss Per Common Share--Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Potentially dilutive common stock equivalents, including convertible preferred stock, convertible debt and options to purchase common stock, were included in the calculation unless it was antidilutive.

o. Concentration of Credit Risk--Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company maintains its cash and cash equivalents with high quality financial institutions. At times, these accounts may exceed federally insured limits. The Company has not experienced any losses in such bank accounts. The Company believes it is not exposed to significant credit risk related to cash and cash equivalents.

p. Income Taxes--The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on October 1, 2007. The Company has net operating loss carryforwards approximately $98,093,100. The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. There has been no change in the Company's financial position and results of operations due to the adoption of FIN 48.

q. Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Accounting for derivatives is based upon valuations of derivative instrument determined using various valuation techniques including the Black-Scholes and binomial pricing methodologies. The Company considers such valuations to be significant estimates.

r. Recent Accounting Pronouncements--In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements". The statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-2, Effective Data of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is evaluating whether this statement will affect its current practice in valuing fair value of its derivatives each quarter. The effect of the adoption is expected to be immaterial.

   In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 15". The Statement permits companies to choose to measure many financial instruments and certain other items at fair value. The statement is effective for fiscal years that begin after November 15, 2007, but early adoption is permitted. The effect will be immaterial.

   In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations", which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective beginning October 1, 2009 and will apply prospectively to business combinations completed on or after that date.

   In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51", which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective beginning October 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.

   In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133", which changes disclosure requirements for derivative instruments and hedging activities. The statement is effective for periods ending on or after November 15, 2008, with early application encouraged. The Company is currently assessing the additional requirements of this statement.

   In April 2008, the FASB staff issued PSP FAS 142-3, "Determination of the Useful Life of Intangible Assets", which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, "Goodwill and Other Intangible Assets". The staff position is intended to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, "Business Combinations", and other U.S. generally accepted accounting principles
   (GAAP). The Company is currently assessing the potential impact of this staff position on its consolidated financial statements.

   In June 2008, the FASB finalized EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock". The EITF lays out a procedure to determine if the debt instrument is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. The Company believes it will have an impact on the convertible debt and certain warrants and it could be material.

   In September 2008, the FASB staff issued PSP FAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161". The FSP applies to credit derivatives within the scope of Statement 133 and hybrid instruments that have embedded credit derivatives. It deals with disclosures related to these derivatives and is effective for reporting periods ending after November 15, 2008. It also clarifies the effective date of SFAS No. 161 as any reporting period beginning after November 15, 2008. The Company is currently assessing the potential impact of this staff position on its consolidated financial statements.

s. Stock-Based Compensation-- In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires companies to recognize compensation expense in an amount equal to the fair value of the share-based payment (stock options and restricted stock) issued to employees. 123R applies to all transactions involving issuance of equity by a Company in exchange for goods and services, including transactions with employees. SFAS No. 123R was effective for the first fiscal period in the fiscal year beginning after June 15, 2005. The Company recognized expense of $ 561,387 for options issued or vested during the fiscal year ended September 30, 2008, expense of $307,201 for options issued or vested during the fiscal year ended September 30, 2007 and expense of $180,298 for options issued or vested during the fiscal year ending September 30, 2006. This expense was recorded as general and administrative expense. The following table summarizes stock option activity for the year ended September 30, 2008.

Non-Qualified Stock Option Plan

                                    Outstanding                                                   Exercisable
                     ------------------------------------------------         ---------------------------------------------------
                                              Weighted                                             Weighted
                                   Weighted    Average                                 Weighted     Average
                      Number       Average    Remaining     Aggregate         Number    Average    Remaining       Aggregate
                        of         Exercise  Contractual    Intrinsic           of     Exercise   Contractual      Intrinsic
                      Shares        Price    Term (Years)     Value           Shares     Price    Term (Years)       Value
                     ------------------------------------------------         ---------------------------------------------------
Outstanding at
 October 1, 2007     6,907,698      $0.70        5.17       1,162,496       5,467,712    $0.64        4.02          $1,085,252
Vested                                                                        616,328    $0.59
Granted              1,038,000      $0.61        9.47                       1,038,000    $0.61        9.47
Exercised              (50,467)     $0.59        3.99      $    5,784         (50,467)   $0.59        3.99          $    5,784
Forfeited               (9,332)     $0.57                                      (9,332)   $0.57
Expired                (34,634)     $1.07                                     (34,634)   $1.07
Outstanding at
 September 30, 2008  7,851,265      $0.65        5.30      $  293,449       5,998,939    $0.66        4.15          $  293,449


Incentive Stock Option Plan
---------------------------

                                    Outstanding                                                   Exercisable
                     ------------------------------------------------         ---------------------------------------------------
                                              Weighted                                             Weighted
                                   Weighted    Average                                 Weighted     Average
                      Number       Average    Remaining     Aggregate         Number    Average    Remaining       Aggregate
                        of         Exercise  Contractual    Intrinsic           of     Exercise   Contractual      Intrinsic
                      Shares        Price    Term (Years)     Value           Shares     Price    Term (Years)       Value
                     ------------------------------------------------         ---------------------------------------------------
Outstanding at
 October 1, 2007     4,601,933      $0.64        5.38      $1,078,567       3,998,601    $0.63        4.52          $1,050,067
Vested                                                                        280,001    $0.58
Granted                300,000      $0.62        9.50                         300,000    $0.62        9.50
Exercised
Forfeited
Expired               (156,667)     $3.83                                    (156,667)   $3.83
Outstanding at
 September 30, 2008  4,745,266      $0.53        5.30        $454,200       4,121,935    $0.52        4.45          $  454,200


      The total intrinsic value of options exercised during the fiscal years 2008, 2007 and 2006 was $5,784, $257,463 and $67,432, respectively.

      A summary of the status of the Company's non-vested options as of September 30, 2008 is presented below:

Non-qualified Stock Option Plan:
                                           Weighted
                                           Number of             Average
                                            Shares                Price
                                          ----------            ---------

      Nonvested at October 1, 2005         1,572,470              $0.25
         Vested                           (1,538,821)
         Granted                           1,091,000
         Forfeited                                 -
         Expired                                   -
                                          ----------

      Nonvested at September 30, 2006      1,124,649              $0.23
         Vested                             (554,663)
         Granted                             870,000
         Forfeited                                 -
         Expired                                   -
                                          ----------

      Nonvested at September 30, 2007      1,439,986              $0.51
         Vested                             (616,328)
         Granted                           1,038,000
         Forfeited                            (9,332)
         Expired                                   -
                                         -----------

      Nonvested at September 30, 2008      1,852,326              $0.61

Incentive Stock Option Plan:
                                           Weighted
                                           Number of             Average
                                            Shares                Price
                                           ---------             -------

      Nonvested at October 1, 2005         1,086,665              $0.21
         Vested                             (939,999)
         Granted                             370,000
         Forfeited                                 -
         Expired                                   -
                                           ---------

      Nonvested at September 30, 2006        516,666              $0.46
         Vested                             (213,334)
         Granted                             300,000
         Forfeited                                 -
         Expired                                   -
                                          ----------

      Nonvested at September 30, 2007        603,332              $0.49
         Vested                             (280,001)
         Granted                             300,000
         Forfeited                                 -
         Expired                                   -
                                         -----------

      Nonvested at September 30, 2008        623,331              $0.62


   The weighted average fair value at the date of grant for options granted during fiscal years 2008, 2007 and 2006 was $0.51, $0.53 and $0.58, respectively.

   In fiscal year 2008, CEL-SCI issued 1,338,000 stock options to employees and directors at a fair value of $677,661, or weighted average $0.51 per share. In September 2007, CEL-SCI issued 1,170,000 stock options to employees and directors at a fair value of $616,977, or $0.53 per share. In September 2006, CEL-SCI issued 1,086,000 stock options to employees and directors at a fair value of $543,699, or $0.50 per share. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                           2008        2007        2006
                                           ----        ----        ----

      Expected stock risk volatility      79-81%        80%         78%
      Risk-free interest rate           3.68-4.53%    4.67%       4.88%
      Expected life options             10 Years    10 Years    10 Years
      Expected dividend yield               -            -          -

   The Company's stock options are not transferable, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. The Company has based its assumption for stock price volatility on the variance of monthly closing prices of the Company's stock. The risk-free rate of return used for fiscal years 2008, 2007 and 2006 equals the yield on ten-year zero-coupon U.S. Treasury issues on the grant date. Historical data was used to estimate option exercise and employee termination within the valuation model. The expected term of options represents the period of time that options granted are expected to be outstanding and has been determined based on an analysis of historical exercise behavior. No discount was applied to the value of the grants for non-transferability or risk of forfeiture.

   At the annual shareholders' meeting on March 3, 2008, the following plans were adopted:

o CEL-SCI's 2008 Incentive Stock Option Plan which provides that up to 1,000,000 shares of common stock may be issued upon the exercise of options granted pursuant to the Incentive Stock Option Plan.

o CEL-SCI's 2008 Non-Qualified Stock Option Plan which provides that up to 1,000,000 shares of common stock may be issued upon the exercise of options granted pursuant to the Non-Qualified Stock Option Plan.

o CEL-SCI's 2008 Stock Bonus Plan which provides that up to 1,000,000 shares of common stock may be issued to persons granted stock bonuses pursuant to the Stock Bonus Plan.

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

     Features of the Convertible Debt Instrument and Warrants

     The Series K Notes were convertible into 9,651,163 shares of the Company's common stock at the option of the holder at any time prior to maturity at a conversion price of $0.86 per share, subject to adjustment for certain events described below. The Series K Warrants were exercisable over a five-year period from February 4, 2007 through February 4, 2012 at $0.95 per share.

     The Series K Notes bear interest at the greater of 8% or LIBOR plus 300 basis points, and are required to be repaid in thirty equal monthly installments of $95,000 beginning on March 4, 2007 and continuing through September 4, 2010. The remaining principal balance of $950,000 is required to be repaid on August 4, 2011; however, holders of the Series K Notes may require repayment of the entire remaining principal balance at any time after August 4, 2009, accordingly, the debt has been classified as current as of September 30, 2008. Interest has been payable quarterly beginning in September 30, 2006. Each payment of principal and accrued interest may be settled in cash or in shares of common stock at the option of the Company. The number of shares deliverable under the share-settlement option is determined based on the lower of (a) $0.86 per share, as adjusted pursuant to the terms of the Series K Notes or (b) 90% applied to the arithmetic average of the volume-weighted-average trading prices for the twenty day period immediately preceding each share settlement.

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

     Upon issuance of the Series K Notes and Series K Warrants, the Company allocated proceeds received to the Series K Notes and the Series K Warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Series K Notes to be $6,565,528. The Series K Notes were immediately marked to fair value resulting in a derivative liability in the amount of $9,728,793 and recognized a charge of $3,163,265, which was recorded as costs associated with convertible debt. As of September 30, 2008, the fair value of the Series K Notes is $1,943,240, and the Company recognized a total gain of $1,799,393 on the convertible debt and associated warrants during the year ended September 30, 2008. A debt discount in the amount of $1,734,472 is being amortized to interest expense using the effective interest method over the expected term of the Series K Notes. During the year ended September 30, 2008, the Company recorded interest expense of $249,106 in related amortization of the debt discount over the term of the Series K Notes.

     Upon issuance, the Series K Warrants and Placement Agent Warrants did not meet the requirements for equity classification set forth in EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," because such warrants (a) must be settled in registered shares and (b) are subject to substantial liquidated damages if the Company is unable to maintain the effectiveness of the resale registration of the shares. Therefore such warrants must be accounted for as freestanding derivative instruments pursuant to the provisions of FAS 133. Accordingly, the Company allocated $2,570,138 of the initial proceeds to the Series K Warrants and immediately marked them to fair value resulting in a derivative liability of $2,570,138 and recognized a charge of $835,666, which was recorded as costs associated with convertible debt. As of September 30, 2008, the fair value of the Series K Warrants is $995,793. The Company paid $568,710 in cash transaction costs and incurred another $223,907 in costs based upon the fair value of the Placement Agent Warrants, which was recorded as costs associated with convertible debt. Such costs were expensed immediately as part of fair value adjustments required in connection with the convertible debt instrument and the Company's irrevocable election to initially and subsequently measure the Series K Notes at fair value. As of September 30, 2008, the fair value of the Placement Agent Warrants was $79,664.

     During the year ended September 30, 2007, $4,399,285 in convertible debt was converted into 5,744,764 shares of common stock. No debt was converted into common stock during the year ended September 30, 2008.

     The following summary comprises the total of the fair value of the convertible debt at September 30, 2008 and 2007:

                                             2008           2007
                                             ----           ----

     Face value of debt                  $2,240,715     $3,285,715
     Discount on debt                      (193,980)      (443,086)
     Investor warrants                    1,734,472      1,734,472
     Placement agent warrants                79,664        192,826
     Fair value adjustment-convertible debt (103,495)      168,207
     Fair value adjustment-investor warrants   (738,679)      675,850
                                            -----------  ------------
     Total fair value                    $3,018,697     $5,613,984
                                         ==========     ==========

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

   CEL-SCI has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine. However in light of the current capital market environment, CEL-SCI believes it is prudent not to start the Phase III clinical trial until it has firm commitments in the form of partnerships and/or money raised for a substantial amount of cash to support the Phase III clinical trial. In the meantime, CEL-SCI will operate at significantly reduced cash expenditure levels and additional cash may be raised by offering contract manufacturing services to the pharmaceutical industry in its new manufacturing facility. CEL-SCI expects that it will need to raise additional capital in fiscal year 2009 in the form of corporate partnerships and/or equity financings to support its operations at its current rate. CEL-SCI is currently working towards a transaction which it expects to complete in fiscal 2009 which will finance its Phase III clinical trial of Multikine. CEL-SCI believes that it will be able to obtain additional financing since Multikine is a Phase III product designed to treat cancer, an area that pharmaceutical companies are increasingly targeting. CEL-SCI is working on a sale-leaseback program for the equipment it owns which would provide CEL-SCI approximately $1.5 million in additional cash. It is important to note that CEL-SCI's expenditures for fiscal year 2008 included several very large non-recurring expenses that amounted to several million dollars, mostly related to the build out of the manufacturing facility. These expenses will not recur in fiscal year 2009, thereby reducing CEL-SCI's expenditures significantly. Beyond those savings CEL-SCI has also made other very significant cuts in its expenditures and certain vendors have agreed to take common stock in lieu of cash payments. In addition, CEL-SCI has put in place a $5 million Equity Line of Credit (see Note 15).
   With this Equity Line of Credit in place CEL-SCI believes it will have the required capital to continue operations into January 2010. However, if necessary CEL-SCI can make further reductions in expenditures by a reduction in force or by implementation of a salary reduction program. The Company has determined that the convertible debt holders of the Series K Notes may require repayment of the entire remaining principal balance at any time after August 4, 2009. This debt can be paid in stock and would not require a cash payment. In addition, CEL-SCI is currently in negotiation with the Landlord of the manufacturing facility for rent deferral on the lease in order to conserve its cash. If we do not renegotiate the lease, we plan to either get an additional loan from Mr. de Clara or use the equity line of credit to make the rent payments.

   The Company has determined that the convertible debt holders of the Series K Notes may require repayment of the entire remaining principal balance at any time after August 4, 2009. This debt can be paid in stock and may not require a cash payment. In addition, in December 2008, CEL-SCI was not in compliance with certain lease requirements (i.e., failure to pay an installment of Base Annual Rent). However, the landlord has not declared CEL-SCI formally in default under the terms of the lease. The landlord currently has the right to declare CEL-SCI in default if CEL-SCI fails to pay any installment of the Base Annual Rent when such failure continues for a period of 5 business days after CEL-SCI's receipt of written notice thereof from the Landlord, provided that if CEL-SCI fails to pay any of the foregoing within 5 business days more than two (2) times in any twelve (12) month period during the lease term, the Landlord shall not be required to provide CEL-SCI with any further notice and CEL-SCI shall be deemed to be in default. CEL-SCI is currently in negotiation with the Landlord for rent deferral on the lease in order to conserve its cash. If we do not renegotiate the lease we plan to either get an additional loan from Mr. deClara or use the equity line of credit to make the rent payments.

   In general, with the reduction in expenses and the $5 million Equity Line in place, the Company expects to have enough cash to continue operations through January 2010 if the debt holders do not exercise their put options and the landlord of their manufacturing facility does not issue a default notice.

     While there can be no assurance that the debt holders will not exercise their put option, and the landlord of the manufacturing facility will not issue a default notice, the Company continues to work on solutions for additional financing and ways to reduce expenses. The Company has shown in the past that they are able to secure financing to continue operations. There is no assurance the Company can do so in the future. These financial statements do not reflect any adjustments that might result from this uncertainty.

4.   RESEARCH AND OFFICE EQUIPMENT

   Research and office equipment at September 30, 2008 and 2007, consists of the following:
                                                    2008            2007
                                                    ----            ----

   Research equipment                           $3,125,982      $1,931,459
   Furniture and equipment                         118,881         119,020
   Leasehold improvements                           44,419          43,041
                                              ------------      ----------
                                                 3,289,283       2,093,520

   Less:  Accumulated depreciation and
      amortization                              (1,964,597)     (1,859,644)
                                              ------------     -----------
   Net research and office equipment          $  1,324,686     $   233,876
                                              ============     ===========

5. INCOME TAXES

   At September 30, 2008 the Company had a federal net operating loss carryforward of approximately $98.1 million expiring from 2009 through 2028.

   In addition, the Company has a general business credit as a result of the credit for increasing research activities of $2,342,000 and $1,950,700 at September 30, 2008 and 2007, respectively. These tax credits begin expiring after twenty years from the year in which the credit was generated. The components of the deferred taxes at September 30, 2008 and 2007 are comprised of the following:

                                             2008           2007
                                             ----           ----

   Net operating loss                    $37,235,972     $35,596,301

   R&D credit                              2,341,994       1,950,699
   Amortization of debt discount             584,771         502,349
   FAS 123R                                  207,635               -
   Vacation                                    5,533               -
                                         -----------     -----------
   Total deferred tax assets              40,375,905      38,049,349

   Derivative gain                        (1,895,479)     (1,242,453)
                                         -----------     -----------
   Total deferred tax liability           (1,895,479)              -

   Valuation allowance                   (38,480,426)    (36,806,896)
                                         -----------     -----------
   Net Deferred Tax Asset               $          -    $          -
                                        ============    ============

   In assessing the realization of the deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax assets are dependent upon the generation of future taxable income. Management has considered the history of the Company's operating losses and believes that the realization of the benefit of the deferred tax assets cannot be determined. In addition, under the Internal Revenue Code
   Section 382, the Company's ability to utilize these net operating loss carryforwards may be limited or eliminated in the event of a change in ownership in the future. Internal Revenue Code Section 382 generally defines a change in ownership as the situation where there has been a more than 50 percent change in ownership of the value of the Company within the last three years.

   The Company's effective tax rate is different from the applicable federal statutory tax rate. The reconciliation of these rates for the years ended September 30 is as follows:

                                                2008       2007        2006
                                                ----       ----        ----

      Federal Rate                              34.0%      35.0%       35.0%
      State tax rate, net of federal benefit    3.96%      3.96%        3.9%
      R&D credit                                5.06%         0%          0%
      Nondeductible expenses                   (0.04%)    (0.10%)      (6.4%)
      Valuation allowance                     (42.98%)   (38.86%)    (32.50%)

      Effective tax rate                         0.0%       0.0%        0.0%

     The Company adopted the provisions of FIN No. 48, "Accounting for Uncertainty in Income Taxes" on October 1, 2007 which requires financial statement benefits be recognized for positions taken for tax return purposes, when it is more likely than not that the position will be sustained. The Company has concluded that it has properly filed its tax returns and does not believe that any of the positions it has taken would result in a disallowance of any of these tax positions. Therefore, the Company has concluded that adoption of FIN No. 48 had no impact on its financial positions. It is the Company's policy to record interest and penalties, if any, related to unrecognized tax benefits as part income tax expense for financial reporting purposes. No interest or penalties were accrued as of October 1, 2007 as a result of adoption of FIN No. 48. In the United States, the Company is still open to examination from 2004 forward.

6. STOCK OPTIONS, BONUS PLAN AND WARRANTS

   Non-Qualified Stock Option Plan--At September 30, 2008, the Company has collectively authorized the issuance of 13,760,000 shares of common stock under the Non-Qualified Stock Option Plan. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options are to be determined by the Company's Compensation Committee, which administers all of the plans. The Company's employees, directors, officers, and consultants or advisors are eligible to be granted options under the Non-Qualified Stock Option Plan.

   Information regarding the Company's Non-Qualified Stock Option Plan is summarized as follows:

                                         Outstanding             Exercisable
                                   ---------------------    --------------------
                                                Weighted               Weighted
                                                Average                 Average
                                                Exercise               Exercise
                                     Shares       Price      Shares      Price
                                   ---------   ---------    --------  ---------
Options outstanding,
 October 1, 2005                   6,215,363      $0.66     4,642,893     $0.76
       Options granted             1,466,000      $0.63
       Options exercised            (150,001)     $0.26
       Options forfeited             (20,000)     $1.05
                                  ----------

Options outstanding,
 September 30, 2006                7,511,362      $0.66     6,011,713     $0.69
        Options granted            1,395,000      $0.66
        Options exercised         (1,403,664)     $0.47
        Options forfeited            (40,000)     $2.15
                                  ----------

Options outstanding,
 September 30, 2007                7,462,698      $0.69     5,972,712     $0.67
        Options granted            1,038,000      $0.60
        Options exercised            (50,467)     $0.29
        Options forfeited            (43,966)     $0.96
                                  ----------

Options outstanding,
 September 30, 2008                8,406,265      $0.68     6,553,939    $ 0.64

   In April 2005, the Company extended the expiration date on 1,625,333 options from the Nonqualified Stock Option Plan with exercise prices ranging from $1.05 to $1.94. The options originally would have expired from June 2005 to October 2005 and were extended for three years to expiration dates ranging from June 2008 to October 2008. This extension was considered a new measurement date with respect to the modified options. At the date of modification, the exercise price of the options exceeded the fair market value of the Company's common stock and no compensation expense was recorded. As of September 30, 2008, 1,622,833 options remain outstanding.

   In September 2006, the Company extended the expiration date on 126,666 options from the Nonqualified Stock Option Plan with an exercise price of $1.05. The options originally would have expired from September 2006 to May 2007 and were extended for three years to expiration dates ranging from September 2009 to May 2010. This extension was considered a new measurement date with respect to the modified options. At the date of modification, compensation expense of $30,468 was recorded. As of September 30, 2008, all of these options remain outstanding.

   In December 2007, the Company extended the expiration date on 1,680,533 options from the Nonqualified Stock Option Plan with exercise prices ranging from $1.05 to $1.94. The options originally would have expired between February 2008 to October 2008 and were extended for five years to expiration dates ranging from February 2013 to October 2013. This extension was considered a new measurement date with respect to the modified options. At the date of modification, the additional cost of the options was $410,471. As of September 30, 2008, all of these options remain outstanding.

   Incentive Stock Option Plan--At September 30, 2008, the Company has collectively authorized the issuance of 10,100,000 shares of common stock under the Incentive Stock Option Plan. Options vest over a one-year to three-year period and expire no later than ten years after the grant date. Terms of the options are to be determined by the Company's Compensation Committee, which administers all of the plans. Only the Company's employees and directors are eligible to be granted options under the Incentive Plan.

   Information regarding the Company's Incentive Stock Option Plan is summarized as follows:


                                         Outstanding             Exercisable
                                   ---------------------    --------------------
                                                Weighted               Weighted
                                                Average                 Average
                                                Exercise               Exercise
                                     Shares       Price      Shares      Price
                                   ---------   ---------    --------  ---------

Options outstanding,
  October 1, 2005                  3,972,633      $0.68     2,885,968    $0.81
        Options granted              370,000      $0.58
        Options exercised                  -
        Options forfeited            (15,700)     $5.36
                                  ----------

Options outstanding,
 September 30, 2006                4,326,933      $0.65     3,810,267     $0.66
         Options granted             300,000      $0.63
         Options exercised                 -
         Options forfeited           (25,000)     $3.12
                                   ---------

Options outstanding,
  September 30, 2007               4,601,933      $0.64     3,998,601     $0.63
         Options granted             300,000      $0.62
         Options exercised
         Options forfeited          (156,667)     $3.83
                                   ---------

Options outstanding,
 September 30, 2008                4,745,266      $0.53     4,121,935     $0.52

   In April 2005, the Company extended the expiration date on 128,100 options from the Incentive Stock Option Plan with exercise prices ranging from $1.05 to $1.94. The options originally would have expired from July 2005 to December 2005 and were extended for three years to expiration dates ranging from July 2008 to December 2008. This was considered a new measurement date with respect to all of the modified options. At each of the dates of modification, the exercise price of the options exceeded the fair market value of the Company's common stock and no compensation expense was recorded. As of September 30, 2008, all options remain outstanding.

   In September 2006, the Company extended the expiration date on 268,166 options from the Incentive Stock Option Plan with an exercise price of $1.05. The options originally would have expired from September 2006 to August 2007 and were extended for three years to expiration dates ranging from September 2009 to August 2010. This extension was considered a new measurement date with respect to the modified options. At the date of modification, compensation expense of $56,396 was recorded. As of September 30, 2008, all of these options remain outstanding.

   In December 2007, the Company extended the expiration date on 225,100 options from the Incentive Stock Option Plan with exercise prices ranging from $1.05 to $1.94. The options originally would have expired between February 2008 to December 2008 and were extended for five years to expiration dates ranging from February 2013 to December 2013. This extension was considered a new measurement date with respect to the modified options. At the date of modification, the additional cost of the options was $54,537. As of September 30, 2008, all of these options remain outstanding.

   Other Options and Warrants

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

   On October 14, 2005, CEL-SCI granted a consultant options to purchase 80,000 shares of the Company's common stock at a price of $1.00 per share and 80,000 shares of the Company's common stock at a price of $2.00 per share. The options vested immediately. The options expire in October 2010. The expense for these options of $66,718, recorded as general and administrative expense was determined using the Black Scholes pricing methodology with the following assumptions:

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

   On April 1, 2006, CEL-SCI granted a consultant options to purchase 375,000 shares of the Company's common stock at a price of $0.73 per sharey. The options vested over a three-month period. In March 2007 66,300 options were exercised. The expiration date on the remaining 308,700 options was extended to May 1, 2007. All options were exercised. As of September 30, 2007, there were no remaining options. The fair value of $87,007 was recorded as general and administrative expense over the service period of April 1, 2006 to March 31, 2007. The fair valuye for these options was determined using the Black Scholes pricing methodology with the following assumptions:

         Expected stock risk volatility                    77%
         Risk-free interest rate                         4.86%
         Expected life of warrant                       1 Year
         Expected dividend yield                          -0-

   On April 12, 2006, CEL-SCI granted a consultant options to purchase 100,000 shares of the Company's common stock at a price of $1.50 per share and vested immediately. The options expire in April 2009. The general and administrative expense of $79,976 for these options was determined using the Black Scholes pricing methodology with the following assumptions:

         Expected stock risk volatility                    77%
         Risk-free interest rate                         4.90%
         Expected life of warrant                      3 Years
          Expected dividend yield                          -0-

   On April 17, 2006, 800,000 warrants were issued to an investor. These warrants granted the investor the right to purchase shares of the Company's common stock at a price of $1.25 and vested immediately. The warrants were given to the investor to induce the investor to exercise 700,000 warrants at $0.47 for unregistered common stock. The warrants expired in June 2008. These warrants were extended for 5 years and will expire in June 2013. The expense of $460,920 recorded as a debit and a credit to additional paid-in capital and was determined using the Black Scholes pricing methodology with the following assumptions:

                                              Original          Extended
                                              Warrants          Warrants

         Expected stock risk volatility         77%                72%
         Risk-free interest rate              4.91%              5.50%
         Expected life of warrant           2.17 Years       5.50 Years
         Expected dividend yield               -0-               -0-

   On May 18, 2006, the Company issued 800,000 warrants to an investor to purchase shares of the Company's common stock at a price of $0.82 per share and vested immediately. The warrants were given to the investor to induce the investor to exercise 600,000 warrants at $0.56 for unregistered common stock and will expire on May 17, 2011. The expense of $416,921 was recorded as a debit and a credit to additional paid-in capital and was determined using the Black Scholes pricing methodology with the following assumptions:

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

   On September 29, 2006, CEL-SCI granted a consultant options to purchase 375,000 shares of the Company's common stock at a price of $0.62 per share. The options vested over a three month period and would have expired in September 2007. All options were exercised. The general and administrative expense of $74,992 for these options was determined using the Black Scholes pricing methodology with the following assumptions:

            Expected stock risk volatility                      78%
            Risk-free interest rate                           5.08%
            Expected life of warrant                         1 Year
            Expected dividend yield                             -0-

   In February 2007, 50,000 options were issued to each of two consultants to purchase shares of common stock at $0.70 and $0.81. The options vested in 3 months and 3 1/2 months respectively and expire in 1.5 and two years. The options were valued at $30,375 using the Black Scholes pricing methodology, using the following assumptions, and the cost was recorded as a debit to general and administrative expense. In August 2008, 50,000 of these options were extended for one year. The revaluing of the options was valued at less than the original value, so no additional cost needed to be recognized.

                                              Original         Extended
                                              Warrants         Warrants

            Expected stock risk volatility      74.0%            74.0%
            Risk-free interest rate             4.85%            4.85%
             Expected life of warrant      1.5 and 2 Years      1 Year

   On April 5, 2007, 375,000 options were issued to a consultant to purchase shares of common stock at $0.72 per share and vested immediately. The options were valued at $76,617 using the Black Scholes pricing methodology, using the following assumptions, and the cost was recorded as a debit to general and administrative expense. In December 2007, these warrants were extended for five years. The revaluing of the warrants was valued at an additional $99,181 and recorded as general and administrative expense. The Black Scholes pricing methodology was used with the following assumptions:

                                                Original    Extended
                                                Warrants    Warrants

            Expected stock risk volatility       68.02%      68.02%
            Risk-free interest rate               4.73%       4.73%
            Expected life of warrant             1 Year   5.33 Years


   On May 29, 2007, 100,000 options were issued to a consultant to purchase shares of common stock at $0.84 and vested immediately. The options were valued at $45,583 using the Black Scholes pricing methodology, using the following assumptions, and the cost was recorded as a debit to general and administrative expense:

            Expected stock risk volatility                 66.93%
            Risk-free interest rate                         4.60%
            Expected life of warrant                      4 Years

   In July 2007, the Company issued 3,000,000 warrants to VIF II CEL-SCI Partners LLC in connection with the manufacturing facility lease agreement. The warrants vested immediately. The cost of the warrants, $1,403,654 was recorded as an increase in deferred rent and will be expensed over the life of the lease.

   In September 2007, 50,000 options were issued to a consultant and valued at $12,342. The options vested and were recorded as a general and administrative expense in January 2008.

   In November and December 2007, the Company extended 2,016,176 investor and consultant warrants. The options and warrants were due to expire from December 1, 2007 through December 31, 2008. All options and warrants were extended for an additional five years from the original expiration date. The cost of the extension of investor warrants of $424,815 was recorded as a debit to accumulated deficit (dividend) and a credit to additional paid-in capital. The cost of the extension of the consultant warrants of $99,181 is recorded as a debit to general and administrative expense and a credit to additional paid-in capital. The additional cost of the extension of investor and consultant warrants was determined using the Black Scholes method.

   Stock Bonus Plan -- At September 30, 2008, the Company had been authorized to issue up to 7,940,000 shares of common stock under the Stock Bonus Plan. All employees, directors, officers, consultants, and advisors are eligible to be granted shares. During the year ended September 30, 2006, 132,989 shares were issued to the Company's 401(k) plan for a cost of $85,480. During the year ended September 30, 2007, 137,546 shares were issued to the Company's 401(k) plan for a cost of $89,722. During the year ended September 30, 2008, 205,125 shares were issued to the Company's 401(k) plan for a cost of $108,590.

   Stock Compensation Plan-- At September 30, 2008, 5,500,000 shares were authorized for use in the Company's stock compensation plan. During the year ended September 30, 2006, 266,355 shares were issued in lieu of salary increases extending through August 31, 2007. These shares were issued at $0.58 per share for a total cost of $154,486. During the year ended September 30, 2007, 1,075,000 shares were issued at $0.63 per share for a total cost of $677,250. During the year ended September 30, 2008, 1,789,451 shares were issued at the weighted average $0.62 per share for a total cost of $1,324,474.

7.    EMPLOYEE BENEFIT PLAN

   The Company maintains a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code, subject to the Employee Retirement Income Security Act of 1974, as amended, and covering substantially all Company employees. Each participant's contribution is matched by the Company with shares of common stock that have a value equal to 100% of the participant's contribution, not to exceed the lesser of $10,000 or 6% of the participant's total compensation. The Company's contribution of common stock is valued each quarter based upon the closing bid price of the Company's common stock. The expense for the years ended September 30, 2008, 2007, and 2006, in connection with this Plan was $110,670, $92,035, and $88,054, respectively.

8. COMMITMENTS AND CONTINGENCIES

   Operating Leases-The future minimum annual rental payments due under noncancelable operating leases for office and laboratory space are as follows:

            Year Ending September 30,

                 2009                               $ 1,711,320
                 2010                                 1,727,368
                 2011                                 1,779,188
                 2012                                 1,805,169
                 2013                                  1,751,83
                 2014 and thereafter                 29,437,792
                                                    -----------
                 Total minimum lease payments:     $ 38,212,676
                                                   ============

   Rent expense for the years ended September 30, 2008, 2007, and 2006, was $253,526, $240,914 and $250,994, respectively. Minimum payments have not been reduced by minimum sublease rental receivable under future cancelable subleases. These leases expire between September 2008 and August 2028.

   In August 2007 CEL-SCI leased a building near Baltimore, Maryland. The building was be remodeled in accordance with CEL-SCI's specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI's Phase III clinical trial and sales of the drug if approved by the FDA. The Company took possession of the building in October 2008.

   The lease is for a term of twenty years and requires annual base rent payments of $1,575,000 during the first year of the lease. The annual base rent escalates each year at 3%. CEL-SCI is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows CEL-SCI, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease required CEL-SCI to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 in years six through twenty of the lease, subject to CEL-SCI maintaining compliance with the lease covenants. Included on the consolidated balance sheet is an asset of $8,660,837 shown as deferred rent. Included in deferred rent are the following: 1) deposit on the manufacturing facility ($3,150,000); 2) warrants issued to lessor ($1,364,773); 3) deposit on the cost of the leasehold improvements for the manufacturing facility ($1,786,591); and 4) additional investment in the manufacturing facility during the year ended September 30, 2008 ($2,359,473). Also included on the consolidated balance sheet is restricted cash of $987,652. The restricted cash amount includes funds for the following: 1) contingency escrow of $551,155; and 2) movable equipment escrow of $436,497. In July 2008, the Company was required to deposit the equivalent of one year of base rent in accordance with the contract. The $1,575,000 included in noncurrent assets was required to be deposited when the amount of cash the Company had dipped below the amount stipulated in the contract. In December 2008, CEL-SCI was not in compliance with certain lease requirements (i.e., failure to pay an installment of Base Annual Rent). However, the landlord has not declared CEL-SCI formally in default under the terms of the lease. The landlord currently has the right to declare CEL-SCI in default if CEL-SCI fails to pay any installment of the Base Annual Rent when such failure continues for a period of 5 business days after CEL-SCI's receipt of written notice thereof from the Landlord, provided that if CEL-SCI fails to pay any of the foregoing within 5 business days more than two (2) times in any twelve (12) month period during the lease term, the Landlord shall not be required to provide CEL-SCI with any further notice and CEL-SCI shall be deemed to be in default. CEL-SCI is currently in negotiation with the Landlord for rent deferral on the lease. In order to conserve its cash, if CEL-SCI does not renegotiate the lease it plans to either get an additional loan from Mr. de Clara or use the equity line of credit to make the rent payments.

    Employment Contracts--In April 2005 the Company entered into a three year employment agreement with its President and Chairman of the Board which expired April 30, 2008. However, on September 8, 2006 CEL-SCI agreed to extend its employment agreement with Maximilian de Clara, CEL-SCI's President, to April 30, 2010. During the term of the employment agreement, CEL-SCI will pay Mr. de Clara an annual salary of $363,000.

    The employment agreement, as amended, also provided that on September 8, 2006, March 8, 2007, September 8, 2007, March 8, 2008, September 8, 2008 and
    March 8, 2009, each date being a "Payment Date", CEL-SCI will issue Mr. de Clara shares of its common stock equal in number to the amount determined by dividing $200,000 by the average closing price of CEL-SCI's common stock for the twenty trading days preceding the Payment Date. A total of 673,431 shares were issued to Mr. de Clara during the fiscal year ended September 30, 2008.

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

   In September 2006, CEL-SCI agreed to extend its employment agreement with Geert R. Kersten, CEL-SCI's Chief Executive Officer, to September 2011. The employment agreement, which is essentially the same as Mr. Kersten's prior employment agreement, provides that during the term of the agreement CEL-SCI will pay Mr. Kersten an annual salary of $370,585 plus any increases approved by the Board of Directors during the period of the employment agreement. In the event there is a change in the control of the Company, the agreement allows him to resign from his position at the Company and receive a lump-sum payment from the Company equal to 24 months of salary. For purposes of the employment agreement a change in the control of the Company means: (1) the merger of the Company with another entity if after such merger the shareholders of the Company do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of the Company; (3) the acquisition by any person of more than 50% of the Company's common stock; or (4) a change in a majority of the Company's directors which has not been approved by the incumbent directors.

9. CONVERTIBLE DEBT

   As of September 30, 2008, the Company has outstanding convertible debt with a fair value of $3,018,697. As of September 30, 2007, the Company had outstanding convertible debt with a fair value totaling $5,613,984. In August 2006, the Company sold Series K Notes and Series K warrants to a group of private investors for proceeds of $8,300,000, less transaction costs of $568,710. For a further discussion of this transaction, see Note 2.

10. SHORT-TERM INVESTMENTS/EQUITY LINES OF CREDIT

    At September 30, 2008, the Company had $200,000 of a short-term investment in Auction Rate Cumulative Preferred Shares (ARPs), liquidation preference of $25,000 per share, of an income mutual fund. On May 6, 2008, the fund company announced the redemption of $300 million or, 85.7% of the ARPs on various dates between May 19, 2008 and May 23, 2008 subject to the investment fund lottery system. All of the Company's ARPs, except for the currently held $200,000, were redeemed.

    In conjunction with the ARPs, the Company has a line of credit to borrow up to 100% of the ARPs at an interest rate of prime minus 1% (prime equals 5% on September 30, 2008). During the fiscal year, the Company borrowed $1,956,803 against the ARPs and paid back $1,756,803 in May 2008. On September 30, 2008, the Company had a $200,000 outstanding loan balance secured by the investment balance of ARPs. On November 4, 2008, the $200,000 loan was repaid when the ARPs were redeemed at face value. During the fiscal year, the Company paid $7,522 in interest expense on the loan.

11.   STOCKHOLDERS' EQUITY

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

   In September 2008, 2,250,000 of the original Series L warrants were repriced at $0.56 and extended for one year to April 17, 2013. The increase in the value of the warrants of $173,187 was recorded as a debit and a credit to additional paid-in capital in accordance with the original accounting for the Series L warrants.

   As a result of the financing, and in accordance with the original Series K agreement, the Series K conversion price of the shares were repriced to $0.75 from the original $0.86 and the warrants were repriced to $0.75 from the original $0.95. The Series K convertible debt and warrants were revalued with the new conversion price and were adjusted to their new fair value.

   On August 18, 2008, the Company sold 1,383,389 shares of common stock and 2,075,084 warrants in a private financing for $1,037,542. The shares were sold at $0.75, a significant premium over the closing price of the Company's common stock. The warrants were valued at $891,336 and recorded as a debit and a credit to additional paid-in capital. Each warrant entitles the holder to purchase one share of CEL-SCI's common stock at a price of $0.75 per share at any time prior to August 18, 2014. The shares have no registration rights.

   On February 26, 2008, the Company issued a total of 258,000 shares of restricted common stock to two consultants at $0.53 per share for a total cost of $136,740 of which $70,312 had been expensed at September 30, 2008. This stock will be expensed over the period of the contracts with the consultants. In April 2008, an additional 258,000 shares of restricted common stock to two consultants were issued at $0.69 for a total cost of $178,020, of which $86,984 had been expensed at September 30, 2008. The stock will be expensed over the remaining period of the contracts with the consultants.

   During the fourth quarter, an additional 1,173,000 shares were issued to consultants at prices ranging from $0.55 to $0.578. The total cost of $649,994 will be expensed to general and administrative expense. At September 30, 2008, $111,452 had been expensed to general and administrative expense.

12.   NET LOSS PER COMMON SHARE

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

                                        2008           2007          2006
                                        ----           ----          ----

  Net loss - basic                $ (8,128,230)  $ (9,629,657)  $ (7,939,210)
     Add:  Interest on
        convertible debt                     -              -        216,737
     Gain on derivative instruments          -              -     (2,276,358)

    Net loss - diluted            $ (8,128,230)  $ (9,629,657)  $ (9,998,831)

    Weighted average number of
      shares - basic               117,060,866     97,310,488     78,971,290
    Incremental shares from:
        Warrants                             -              -      5,211,628
        Convertible debt                     -              -      9,651,160

     Weighted average number of
       shares - diluted            117,060,866     97,310,488     93,834,078

     Earnings per share - basic   $      (0.07)   $     (0.10)   $     (0.10)
     Earnings per share - diluted $      (0.07)   $     (0.10)   $     (0.11)

   Excluded from the above computations of weighted-average shares for diluted net loss per share were options and warrants to purchase 14,488,124, 11,054,492 and 4,075,446 shares of common stock as of September 30, 2008, 2007 and 2006, respectively. These securities were excluded because their inclusion would have an anti-dilutive effect on net loss per share. The calculation of diluted earnings per share for the year ended September 30, 2008 equals the basic earnings per share because the calculation would have been anti-dilutive.

13.  SEGMENT REPORTING

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

14.  QUARTERLY INFORMATION (UNAUDITED)

   The following quarterly data are derived from the Company's consolidated statements of operations.

Financial Data

Fiscal 2008

                              Three         Three         Three       Three
                              Months        Months        Months      Months
                              ended         ended         ended       ended          Year ended
                           December 31,    March 31,     June 30,   September 30,   September 30,
                               2007          2008          2008        2008             2008
                       ------------------------------------------------------------------------

 Revenue                  $     1,530     $       -    $    3,535     $       -      $    5,065
 Operating expenses         2,868,968     2,085,098     2,180,214     2,383,078       9,517,358
 Non-operating (expense)
     income                    34,715        35,741       (18,705)      (42,266)          9,485
 Gain (loss) on derivative
   Instruments                989,988    (1,160,937)      206,106     1,764,236       1,799,393
 Net loss                  (1,842,735)   (3,210,294)   (1,989,278)     (661,108)     (7,703,415)
 Dividends                   (424,815)            -             -             -        (424,815)
Net loss available to
   common shareholders     (2,267,550)   (3,210,294)   (1,989,278)     (661,108)     (8,128,230)
 Loss per common share
   - basic                      (0.02)        (0.03)        (0.02)        (0.01)          (0.07)
 Loss per common share
   - diluted                    (0.02)        (0.03)        (0.02)        (0.01)          (0.07)


Fiscal 2007

                              Three         Three         Three       Three
                              Months        Months        Months      Months
                              ended         ended         ended       ended          Year ended
                           December 31,    March 31,     June 30,   September 30,   September 30,
                               2006          2007          2007        2007             2007
                       ------------------------------------------------------------------------

 Revenue                  $    20,793     $  24,722    $    6,449     $   5,079      $   57,043
 Operating expenses         1,600,704     2,037,327     3,782,712     1,988,509       9,409,252
 Non-operating (expense)
    Income                   (251,695)     (263,924)     (688,242)       58,231      (1,145,630)
 Gain (loss) on derivative
    instruments               719,247      (447,356)   (1,090,471)    1,686,762         868,182
 Net loss                  (1,112,359)   (2,723,885)   (5,554,976)     (238,437)     (9,629,657)
 Loss per common
    share - basic         $     (0.01)   $    (0.03)   $    (0.05)   $    (0.00)    $     (0.10)
 Loss per common
    share - diluted       $     (0.01)   $    (0.03)   $    (0.05)   $    (0.00)    $     (0.10)



    The Company has experienced large swings in its quarterly losses in 2008 and 2007. These swings are caused by the changes in the fair value of the convertible debt each quarter. These changes in the fair value of the debt are recorded on the consolidated statements of operations. In addition, the cost of options granted to consultants has affected the quarterly losses recorded by the Company.

15.  SUBSEQUENT EVENTS

    On November 3, 2008, the Company extended its licensing agreement for Multikine with Orient Europharma. The new agreement extends the Multikine collaboration to also cover South Korea, the Philippines, Australia and New Zealand. The licensing agreement initially focuses on the areas of head and neck cancer, nasopharyngeal cancer and potentially cervical cancer. As part of this new agreement, Orient Europharma invested $500,000 in the Company.

    Effective December 3, 2008, Dr. Daniel Zimmerman, the Company's Senior Vice President of Research, Cellular Immunology, and John Cipriano, the Company's Senior Vice President of Regulatory Affairs, have agreed to become consultants to the Company on an as needed basis thereby ending their full time employment with the Company. The stock and options owned by these two employees will fully vest on January 1, 2009.

    On December 30, 2008, the Company entered into an Equity Line of Credit agreement as a source of funding for the Company. For a two-year period, the agreement allows the Company, at its discretion, to sell up to $5 million of the Company's common stock at the volume weighted average price of the day minus 9%. The Company may request a drawdown once every ten trading days, although the company is under no obligation to request any drawdowns under the equity line of credit. The equity line of credit expires on January 6, 2011.

    In December 2008 and January 2009 CEL-SCI Maximilian de Clara, CEL-SCI's president and a director, loaned CEL-SCI a total of $230,000. The loan bears interest at 15% per year and is payable on March 27, 2009.

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 12th day of January 2009.

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

Signature                        Title                Date


/s/ Maximilian de Clara        Director            January 12, 2009
----------------------
Maximilian de Clara


/s/ Geert R. Kersten           Director            January 12, 2009
----------------------
Geert R. Kersten


/s/ Alexander G. Esterhazy     Director            January 12, 2009
----------------------
Alexander G. Esterhazy


/s/ Dr. C. Richard Kinsolving  Director            January 12, 2009
----------------------
Dr. C. Richard Kinsolving


/s/ Dr. Peter R. Young         Director            January 12, 2009
----------------------
Dr. Peter R. Young

                               CEL-SCI CORPORATION

                                    FORM 10-K

                                    EXHIBITS