Form 10-Q
period 2008-12-31
CEL SCI CORP
filed 2009-02-17
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

                         8229 Boone Boulevard, Suite 802
                             Vienna, Virginia 22182
                    ---------------------------------------
                     Address of principal executive offices

                                 (703) 506-9460
                         ------------------------------
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing
requirements for the past 90 days.     Yes __X__      No ____
                                             -

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

Indicate by check mark whether the Registrant is a shell company (as defined in
Exchange Act Rule 12b-2 of the Exchange Act).       Yes ___     No __X__
                                                                     -

         Class of Stock        No. Shares Outstanding           Date
         --------------        ----------------------           ----

             Common                  123,946,608          February 2, 2009

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1.                                                                 Page
                                                                        ----

      Condensed Consolidated Balance Sheet(unaudited)                      3
      Condensed Consolidated Statements of Operations (unaudited)          4
      Condensed Consolidated Statement of Cash Flow (unaudited)            5
      Notes to Condensed Consolidated Financial Statements (unaudited)     7

Item 2.
      Management's Discussion and Analysis of Financial Condition         20
        and Results of Operations

Item 3.
      Quantitative and Qualitative Disclosures about Market Risks         25

Item 4.
      Controls and Procedures                                             25

PART II

Item 2.
      Changes in Securities and Use of Proceeds                           27

Item 4.
      Submission of Matters to a Vote of Security Holders                 27

Item 5.
      Other Information                                                   27

Item 6.
      Exhibits                                                            27

      Signatures                                                          28

Item 1.   FINANCIAL STATEMENTS


                              CEL-SCI CORPORATION
                                    CONDENSED
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

 ASSETS                                       December 31,        September 30,
                                                  2008                2008
                                             -------------        -------------
 CURRENT ASSETS
   Cash and cash equivalents                   $   98,947          $   711,258
   Short-term investments                               -              200,000
   Prepaid expenses                                19,973               27,209
   Inventory used for R&D and manufacturing       452,773              395,170
   Deposits                                         9,395               14,828
                                             -------------        -------------

         Total current assets                     581,088            1,348,465
 RESEARCH AND OFFICE EQUIPMENT AND
   LEASEHOLD IMPROVEMENTS--
   Less accumulated depreciation of
   $2,029,269 and $1,964,597                    1,389,944            1,324,686

 PATENT COSTS- less accumulated
   amortization of  $1,112,869 and
   $1,091,597                                     574,780              587,439

 RESTRICTED CASH                                  125,284              987,652

 DEPOSITS                                       1,575,000            1,575,000

 DEFERRED RENT                                  9,166,062            8,660,837

 LONG-TERM INTEREST RECEIVABLE                    267,907              199,593
                                             -------------        -------------
                  TOTAL ASSETS               $ 13,680,065         $ 14,683,672
                                             =============        =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accounts payable                          $    714,165         $    427,509
   Accrued expenses                               289,586              113,179
   Due to employees                                64,347               36,077
   Accrued interest on convertible debt                 -               45,558
   Derivative instruments - current portion     2,305,657            3,018,697
   Short-term loan                                      -              200,000
   Short-term loan - related party                100,000                    -
                                             -------------        -------------
        Total current liabilities               3,473,755            3,841,020

   Deferred rent                                   12,780                6,617
                                             -------------        -------------
        Total liabilities                       3,486,535            3,847,637

  COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value;
    authorized, 100,000 shares;
    no shares issued and outstanding                    -                    -
   Common stock, $.01 par value;
    authorized, 300,000,000 shares;
    issued and outstanding, 123,716,263
    and 120,796,094 shares at December 31
    and September 30, 2008, respectively        1,237,163            1,207,961
   Additional paid-in capital                 135,603,650          134,324,370
   Accumulated deficit                       (126,647,283)        (124,696,296)
                                             -------------        -------------
           Total stockholders' equity          10,193,530           10,836,035
                                             -------------        -------------
   LIABILITIES AND STOCKHOLDERS' EQUITY      $ 13,680,065         $ 14,683,672
                                             =============        =============


            See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                       Three Months Ended
                                                           December 31,
                                                    2008                2007
                                                ------------       ------------
 REVENUE:
   Rent income                                  $         -        $     1,530
                                                ------------       ------------
             Total revenue                                -              1,530
 EXPENSES:
   Research and development, excluding
    depreciation of $64,523 and $30,463
    included below                                1,188,226          1,028,966
   Depreciation and amortization                     85,944             54,253
   General and administrative                     1,055,126          1,785,749
                                                ------------       ------------
                  Total expenses                  2,329,296          2,868,968
                                                ------------       ------------
  LOSS FROM OPERATIONS                           (2,329,296)        (2,867,438)

 GAIN (LOSS) ON DERIVATIVE INSTRUMENTS              391,689            989,988

 INTEREST INCOME                                     71,237            178,731

 INTEREST EXPENSE                                   (84,616)          (144,016)
                                                ------------       ------------

 NET LOSS BEFORE INCOME TAXES                    (1,950,986)        (1,842,735)

 INCOME TAX PROVISION                                     -                  -
                                                ------------       ------------

 NET LOSS                                        (1,950,986)        (1,842,735)

 DIVIDENDS                                                -           (424,815)
                                                ------------       ------------

 NET LOSS AVAILABLE TO COMMON SHAREHOLDERS      $(1,950,986)       $(2,267,550)
                                                ============       ============

 NET LOSS PER COMMON SHARE (BASIC)              $     (0.02)       $     (0.02)
                                                ============       ============

 NET LOSS PER COMMON SHARE (DILUTED)            $     (0.02)       $     (0.02)
                                                ============       ============
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING, BASIC & DILUTED          122,215,334         115,708,186
                                                ============       ============


            See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION
                                    CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)

                                                       Three Months Ended
                                                           December 31,
                                                      2008             2007
                                                ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                        $   (1,950,986)  $   (1,842,735)
Adjustments to reconcile net loss to
net cash used in operating activities:
  Depreciation and amortization                         85,944           54,253
  Issuance of common stock and stock
   options for services                                516,886          676,917
  Common stock contributed to 401(k) plan               16,247           23,969
  Employee option cost                                 155,272          465,008
  Consultant option extension                                -           99,181
  Gain on derivative instruments                      (391,689)        (989,988)
  Amortization of discount on convertible debt          43,649           80,503
  Increase in deferred rent                              6,163            1,466
  Increase in receivables                              (68,314)         (32,685)
  Decrease in prepaid expenses                           7,236           12,941
 (Increases) decrease in inventory for R&D
   and manufacturing                                   (57,603)          53,041
  Decrease in deposits                                   5,433                -
  Increase (decrease) in accounts payable              272,689          (34,419)
  Increase in accrued expenses                         176,407            8,458
  Increase (decrease) in amount due to employees        28,270           (7,721)
  Decrease in deposits held                                  -           (3,000)
  Decrease in accrued interest on
   convertible debt                                     (5,404)          (5,283)
                                                ---------------  ---------------
NET CASH USED IN OPERATING ACTIVITIES               (1,159,800)      (1,440,094)
                                                ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in restricted cash                          862,368                -
  Increase in deferred rent                           (505,225)               -
  Sale of investments available-for-sale
   securities                                          200,000                -
  Purchase of equipment                               (115,963)         (27,843)
  Patent costs                                          (8,613)          (5,266)
                                                ---------------  ---------------
NET CASH  PROVIDED BY (USED IN) INVESTING
ACTIVITIES                                             432,567          (33,109)
                                                ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                    -           14,403
  Private placement proceeds                           499,982                -
  Repayment of convertible notes                      (270,000)        (195,000)
  Proceeds from short term loan-related party          100,000                -
  Repayment of short term loan                        (200,000)               -
  Financing costs                                      (15,060)               -
                                                ---------------  ---------------
NET CASH (USED IN) PROVIDED BY FINANCING
ACTIVITIES                                             114,922         (180,597)
                                                ---------------  ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS             (612,311)      (1,653,800)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                  711,258       10,993,021
                                                ---------------  ---------------
  End of period                                 $       98,947   $    9,339,221
                                                ===============  ===============
                                                                     (continued)

            See notes to condensed consolidated financial statements.

                              CEL-SCI CORPORATION
                                    CONDENSED
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)
                                  (continued)

                                                       Three Months Ended
                                                           December 31,
                                                      2008             2007
                                                ---------------  ---------------
SUPPLEMENTAL INFORMATION ON NONCASH TRANSACTIONS:

Patent costs included in accounts payable:
Increase in accounts payable                    $            -   $      (27,187)
Increase in patent costs                                     -           27,187
                                                --------------   --------------
                                                $            -   $            -
                                                ===============  ===============

Equipment costs included in accounts payable:

Increase in accounts payable                    $      (13,967)  $       (2,829)
Increase in research and office equipment               13,967            2,829
                                                --------------   --------------
                                                $            -   $            -
                                                ===============  ===============

Payment of convertible debt principal with common stock:

Decrease in convertible debt                    $       95,000   $            -
Increase in common stock                                (4,056)               -
Increase in additional paid-in capital                 (90,944)               -
                                                ---------------  --------------
                                                $            -   $            -
                                                ===============  ===============

Conversion of interest on convertible debt into common stock:

Decrease in accrued interest on
  convertible debt                              $       40,154   $            -
Increase in common stock                                (1,706)               -
Increase in additional paid-in capital                 (38,448)               -
                                                ---------------  ---------------

                                                $            -   $            -
                                                ===============  ===============
NOTE:

Cash expenditures for interest expense          $       45,058   $       63,512
                                                ===============  ===============

                               CEL-SCI CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007


A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying condensed consolidated financial statements of CEL-SCI Corporation and subsidiary (the Company) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended September 30, 2008.

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of December 31, 2008 and the results of operations for the three-month period then ended. The condensed consolidated balance sheet as of September 30, 2008 is derived from the September 30, 2008 audited consolidated financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the three-month period ended December 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the entire year.

      Significant accounting policies are as follows:

      Research and Office Equipment - Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Repairs and maintenance which do not extend the life of the asset are expensed when incurred. Depreciation expense for the three-month periods ended December 31, 2008 and 2007 were $64,672 and $34,714, respectively.

      Patents - Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years). In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustments in the asset value and period of amortization are made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the three-month periods ended December 31, 2008 and 2007, the Company recorded no patent impairment charges. For the

                               CEL-SCI CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

      three-month periods ended December 31, 2008 and 2007, amortization of patent costs totaled $21,272 and $19,539, respectively. The Company estimates that amortization expense will be $85,088 for each of the next five years, totaling $425,440.

      Research and Development Costs - Research and development expenditures are expensed as incurred. Total research and development costs, excluding depreciation, were $1,188,226 and $1,028,966 for the three months ended December 31, 2008 and 2007.

      Income Taxes - The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48") effective October 1, 2007. The Company has net operating loss carryforwards of approximately $98,093,100. The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. There has been no change in the Company's financial position and results of operations due to the adoption of FIN 48.

      Stock-Based Compensation - In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires companies to recognize expense associated with share based compensation arrangements, including employee stock options, using a fair value-based option pricing model. SFAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employees. Compensation expense has been recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005 as well as for the portion of awards previously granted that vested during the period ended December 31, 2008. For the three months ended December 31, 2008 and 2007, the Company recorded $155,272 and $465,008, respectively in general and administrative expense for the cost of employee options. The Company's options vest over a three-year period from the date of grant. After one year, the stock is one-third vested, with an additional one-third vesting after two years and the final one-third vesting at the end of the three-year period. There were no options granted to employees during the three-month periods ended December 31, 2008 and 2007. Options are granted with an exercise price equal to the closing price of the Company's stock on the day before the grant. The Company determines the fair value of the employee compensation using the Black Scholes method of valuation.

      The Company has Incentive Stock Option Plans, Non-Qualified Stock Option Plans, a Stock Compensation Plan and Stock Bonus Plans. All Stock Option

                               CEL-SCI CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

      and Bonus Plans have been approved by the stockholders. A summary description of these Plans follows. In some cases these Plans are collectively referred to as the "Plans".

      Incentive Stock Option Plans. The Incentive Stock Option Plans authorize the issuance of shares of the Company's common stock to persons who exercise options granted pursuant to the Plan. Only Company employees may be granted options pursuant to the Incentive Stock Option Plans.

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

                               CEL-SCI CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

      the Committee but cannot be less than the market price of the Company's common stock on the date the option is granted.

      During the three months ended December 31, 2007, 50,467 options were exercised. All options exercised were from the non-qualified plans. The total intrinsic value of options exercised during the three months ended December 31, 2007 was $17,691. There were no options exercised during the three months ended December 31, 2008.

      Options to non-employees are accounted for in accordance with FASB's Emerging Issues Task Force (EITF) Issue 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model. The Black-Scholes model requires management to make assumptions regarding the fair value of the options at the date of grant and the expected life of the options. There were no options granted to non-employees during the three months ended December 31, 2008. There were 1,003,881 shares of common stock issued to consultants during the three months ended December 31, 2008 at a cost for the three months ended December 31, 2008 of $207,299. In addition, a portion of the cost of common stock issued in previous quarters was expensed. This cost for the three months ended December 31, 2008 was $309,587.

B.    NEW ACCOUNTING PRONOUNCEMENTS

      In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements". The statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-2, Effective Data of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has adopted this statement and it did not affect its current practice in valuing fair value of its derivatives each quarter. See Note F.

     In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 15". The Statement permits companies to choose to measure many financial instruments and certain other items at fair value. The statement is effective for fiscal years that begin after November 15, 2007, but early adoption is permitted. The Company chose not to elect the fair value option.

      In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised
      2007), Business Combinations, which replaces SFAS No. 141R. The statement

                               CEL-SCI CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

      In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133, which changes disclosure requirements for derivative instruments and hedging activities. The statement is effective for periods ending on or after November 15, 2008, with early application encouraged. The Company has adopted this statement and the effect is immaterial.

      In April 2008, the FASB staff issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets, which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets. The staff position is intended to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141, Business Combinations, and other U.S. generally accepted accounting principles (GAAP). The FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years; early adoption is prohibited. The Company is currently assessing the potential impact of this staff position on its consolidated financial statements.

      In June 2008, the FASB finalized EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock". The

                               CEL-SCI CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

      EITF lays out a procedure to determine if the debt instrument is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. The Company believes it will have an impact on the convertible debt and certain warrants and it could be material.

      In September 2008, the FASB staff issued PSP FAS 133-1 and FIN 45-4, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161". The FSP applies to credit derivatives within the scope of Statement 133 and hybrid instruments that have embedded credit derivatives. It deals with disclosures related to these derivatives and is effective for reporting periods ending after November 15, 2008. It also clarifies the effective date of SFAS No. 161 as any reporting period beginning after November 15, 2008. The Company is assessing the potential impact of this staff position on its consolidated financial statements.

C.    AVAILABLE-FOR-SALE SECURITIES

      At September 30, 2008, the Company had $200,000 in face value of Auction Rate Cumulative Preferred Shares (ARPs), liquidation preference of $25,000 per share, of an income mutual fund. The ARPs are invested primarily in a globally diversified portfolio of convertible instruments, common and preferred stocks, and income producing securities such as investment grade and below investment grade (high yield/high risk) debt securities.

      The Company carried the ARPs at par value until they were repaid in November 2008. The loan that the Company had taken against these ARPs was repaid at the same time.

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

      In January and March, 2008, the Company issued 1,116,020 shares of restricted common stock to employees. The stock was valued at prices ranging from $0.52 to $0.62. The total cost of the stock issued to employees was $687,830. The cost of the stock for the three months ended December 31, 2008 of $60,063 was expensed to research and development

                               CEL-SCI CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

      ($19,377) and general and administrative expense ($40,686). In addition, in March and April of 2008, the Company issued a total of 516,000 shares of restricted common stock to two consultants at $0.52 and $0.69 per share for a total cost of $134,160. This stock will be expensed over the period of the contracts with the consultants. The expense for the three months ended December 31, 2008 was $79,337.

      In November of 2008, the Company extended its licensing agreement for Multikine with Orient Europharma. The new agreement extends the Multikine collaboration to also cover South Korea, the Philippines, Australia and New Zealand. The licensing agreement initially focuses on the areas of head and neck cancer, nasopharyngeal cancer and potentially cervical cancer. The agreement expires 15 years after the commencement date which is defined as the date of the first commercial sale of Multikine in any country within their territory. As a result of the agreement, Orient Europharma purchased 1,282,051 shares of common stock at a cost of $0.39 per share, for a total to the Company, after expenses, of $499,982.

     During the three months ended December 31, 2008, 1,003,881 shares of common stock were issued from the Company's Stock Bonus Plan in payment of invoices totaling $207,299. Common stock was also issued to pay interest and principal on the convertible debt. (See Note E.)

      On December 30, 2008, the Company entered into an Equity Line of Credit agreement as a source of funding for the Company. For a two-year period, the agreement allows the Company, at its discretion, to sell up to $5 million of the Company's common stock at the volume weighted average price of the day minus 9%. The Company may request a drawdown once every ten trading days, although the Company is under no obligation to request any drawdowns under the equity line of credit. The equity line of credit expires on January 6, 2011. There were no drawdowns during the three months ended December 31, 2008.

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

                               CEL-SCI CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

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

      The Company is accounting for the Series K Warrants as derivative liabilities in accordance with SFAS No. 133. A debt discount of $1,734,472 is being amortized to interest expense using the effective interest method over the expected term of the Series K Notes. During the three-month periods ended December 31, 2008 and 2007, the Company recorded interest expense of $43,649 and $80,503, respectively, in amortization of the debt discount. As of December 31, 2008, the fair value of the Series K notes is $1,688,767 and the fair value of the investor and placement agent warrants is $616,890. The Company recorded a gain on derivative instruments of $391,689 and $989,988 during the three months ended December 31, 2008 and 2007, respectively.

      During the three months ended December 31, 2008 and 2007, no Series K notes were converted into shares of common stock. During the three months ended December 31, 2008, principal payments of $270,000 were made in cash to the holders of the Series K notes. In addition, 405,634 shares of common stock were paid in December for the principal payment due on January 4, 2009 of $95,000. In accordance with the agreement, payment in stock must be made 20 days before the principal payment is due. The Company also paid the interest expense through December 31, 2008 with 170,577 shares of common stock. As of December 31, 2008, $1,875,716 of the Series K Notes remained.

      The following summary comprises the total of the fair value of the convertible debt and related derivative instruments at December 31, 2008 and September 30, 2008:

                               CEL-SCI CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

                                                    December 31,   September 30,
                                                       2008            2008
                                                    -----------    ------------

            Face value of debt                       $1,875,716     $2,240,715
            Discount on debt                           (150,331)      (193,980)
            Investor warrants                         1,734,472      1,734,472
            Placement agent warrants                     45,696         79,664
            Fair value adjustment-convertible debt      (36,618)      (103,495)

            Fair value adjustment-investor warrants  (1,163,278)      (738,679)
                                                      ----------    -----------
            Total fair value                         $2,305,657     $3,018,697
                                                     ===========    ===========

F.    FAIR VALUE MEASUREMENTS

      Effective October 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements. While SFAS No. 157 may change the method of calculating fair value, it does not require any new fair value measurements. The SFAS No. 157 requirements for certain non-financial assets and liabilities have been deferred in accordance with Financial Accounting Board Staff Position FSP 157-2. The new effective date is for fiscal years beginning after November 15, 2008 and the interim periods within the fiscal year. The adoption of SFAS 157 did not have a material impact on the Company's results of operations, financial position or cash flows.

      In accordance with SFAS No. 157, the Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company generally applies the income approach to determine fair value. This method uses valuation techniques to convert future amounts to a single present amount. The measurement is based on the value indicated by current market expectations about those future amounts.

      SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to active markets for identical assets and liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The Company classifies fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:

          o Level 1 - Observable inputs such as quoted prices in active markets for identical assets or liabilities

                               CEL-SCI CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

          o Level 2 - Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and amounts derived from valuation models where all significant inputs are observable in active markets
          o    Level  3  -   Unobservable   inputs  that  reflect   management's
               assumptions

     For disclosure purposes, assets and liabilities are classified in their entirety in the fair value hierarchy level based on the lowest level of input that is significant to the overall fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy levels.

      The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at December 31, 2008:


                        Quoted Prices in        Significant
                        Active Markets for          Other          Significant
                        Identical Assets or       Observable       Unobservable
                        Liabilities (Level 1)   Inputs (Level 2)  Inputs (Level 3)   Total
                        ---------------------   ----------------  ----------------   -----

 Derivative instruments   $           0           $ 2,305,657       $         0    $ 2,305,657
                          ==============          ============      ============   ============

      The fair values of the Company's derivative instruments disclosed above are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company's stock as well as U.S. Treasury Bill rates are observable in active markets.

G.    SHORT-TERM LOANS

      The Company had a line of credit through its bank to borrow up to 100% of the ARPs (see Note C) at an interest rate of prime minus 1%. As of September 30, 2008, the Company had borrowed $200,000, which was paid back in November 2008. During the three months ended December 31, 2008, the Company had paid $813 in interest on the line of credit.

      In December 2008, the Company received a $100,000 short-term loan from the president of the Company. The note bears interest at 15% and must be repaid by March 27, 2009.

H.    OPERATIONS, FINANCING

      The Company's independent registered accountants issued a going concern opinion on the September 30, 2008 financial statements. The Company has funded costs for the acquisition of certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities and clinical trials. The Company must raise additional capital or find additional long-term financing in order to continue with its research efforts. To

                               CEL-SCI CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

      date, the Company has not generated any revenue from product sales. The ability of the Company to complete the necessary clinical trials and obtain Federal Drug Administration (FDA) approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

      The Company has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine. However, in light of the current capital market environment, the Company believes it is prudent not to start the Phase III clinical trial for Multikine until it has firm commitments in the form of partnerships and/or money raised for a substantial amount of cash to support the Phase III clinical trial. In the meantime, the Company will operate at significantly reduced cash expenditure levels and additional cash may be raised by offering contract manufacturing services to the pharmaceutical industry in its new manufacturing facility. The Company expects that it will need to raise additional capital in fiscal year 2009 in the form of corporate partnerships and/or equity financings to support its operations at its current rate. The Company is currently working towards a transaction which it expects to complete in fiscal 2009 which will finance its Phase III clinical trial of Multikine. The Company believes that it will be able to obtain additional financing since Multikine is a Phase III product designed to treat cancer, an area that pharmaceutical companies are increasingly targeting. The Company is working on a sale-leaseback program for the equipment it owns which would provide the Company approximately $1.5 million in additional cash. It is important to note that the Company's expenditures for fiscal year 2008 included several very large non-recurring expenses that amounted to several million dollars, mostly related to the build out of the manufacturing facility. These expenses will not recur in fiscal year 2009, thereby reducing the Company's expenditures significantly. Beyond those savings the Company has also made other very significant cuts in its expenditures. In addition, the Company has put in place a $5 million Equity Line of Credit (see Note D). With this Equity Line of Credit in place the Company believes it will have the required capital to continue operations into March 2010. However, if necessary the Company can make further reductions in expenditures by a reduction in force or by implementation of a salary reduction program.

      The Company has determined that the convertible debt holders of the Series K Notes may require repayment of the entire remaining principal balance at any time after August 4, 2009. This debt can be paid in stock and may not require a cash payment. In addition, in December 2008, the Company was not in compliance with certain lease requirements (i.e., failure to pay an installment of Base Annual Rent). However, the landlord did not declared the Company formally in default under the terms of the lease and has renegotiated the lease. The landlord currently has the right to declare the Company in default if the Company fails to pay any installment of the Base Annual Rent when such failure continues for a period of 5 business days after the Company's receipt of written notice thereof from the Landlord, provided that if the Company fails to pay any of the foregoing within 5 business days more than two (2) times in any twelve (12) month

                               CEL-SCI CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

     period during the lease term, the Landlord shall not be required to provide the Company with any further notice and the Company shall be deemed to be in default. Per the renegotiated lease (see Note K), the landlord has agreed to defer 3 months (December - February) of rent which will be paid back incrementally only after future financings. The Company then will begin paying basic annual rent starting in March 2009 and failure to pay the entire monthly installment thereafter shall constitute a material default under the lease. In return, the Company extended 3,000,000 warrants by one year and repriced these warrants from $1.25 to $0.75 and the landlord was issued an additional 787,000 warrants at $0.75. Both warrants expire on January 26, 2014.

      In general, with the reduction in expenses and the $5 million Equity Line in place, the Company expects to have enough cash to continue operations through March 2010 if the debt holders do not exercise their put options.

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

I.    DIVIDENDS

      The Company has paid no dividends to shareholders since inception. The cost of the extension of investor warrants during the three months ended December 31, 2007 of $424,815 is recorded as a dividend, and increases the accumulated deficit.

J.    COMMITMENTS AND CONTINGENCIES

      Lease Agreement - In August 2007, the Company leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with the Company's specifications so that it can be used by the Company to manufacture Multikine for the Company's Phase III clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and requires annual base rent payments of $1,575,000 during the first year of the lease. The annual base rent escalates each year at 3%. The Company is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease required the Company to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 in years six through twenty of the lease. On January 24, 2008, a second amendment to the lease for the manufacturing facility was signed. In accordance with the amendment, the Company is required to pay the following: 1) an additional $518,790 for movable equipment, which will increase restricted cash, and 2) an additional $1,295,528 into the escrow

                               CEL-SCI CORPORATION
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
                  THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007

      account to cover additional costs, which will increase deferred rent. These funds were transferred in early February 2008. In April 2008, an additional $288,474 was paid toward the completion of the manufacturing facility. The Company took possession of the manufacturing facility in October of 2008. An additional $505,225 was paid for the completion of the work on the manufacturing facility in October 2008.

     In addition, in December 2008, the Company was not in compliance with certain lease requirements (i.e., failure to pay an installment of Base Annual Rent). However, the landlord did not declared the Company formally in default under the terms of the lease and has renegotiated the lease. The landlord currently has the right to declare the Company in default if the Company fails to pay any installment of the Base Annual Rent when such failure continues for a period of 5 business days after the Company's receipt of written notice thereof from the Landlord, provided that if the Company fails to pay any of the foregoing within 5 business days more than two (2) times in any twelve (12) month period during the lease term, the Landlord shall not be required to provide the Company with any further notice and the Company shall be deemed to be in default. Per the renegotiated lease (see Note K), the landlord has agreed to defer 3 months (December - February) of rent which will be paid back incrementally only after future financings. The Company then will begin paying basic annual rent starting in March 2009 and failure to pay the entire monthly installment thereafter shall constitute a material default under the lease. In return, the Company extended 3,000,000 warrants by one year and repriced these warrants from $1.25 to $0.75 and the landlord was issued an additional 787,000 warrants at $0.75. Both warrants expire on January 26, 2014.

K.    SUBSEQUENT EVENTS

      In January, 2009, the Company received additional loans from the president of $210,000, bringing the total loans received to $310,000. The loans bear interest at 15% and are payable by March 27, 2009.

      In January 2009, as part of an amended lease agreement on the manufacturing facility, the Company repriced the 3,000,000 warrants issued to the lessor in July 2007 at $1.25 per share and which were to expire on July 12, 2013. These warrants are now repriced at $0.75 per share and expire on January 26, 2014. The cost of this repricing and extension of the warrants is $70,515 and will be accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital. In addition, 787,500 additional warrants were given to the lessor of the manufacturing facility on the same date at $0.75 and will expire on January 26, 2014. The cost of these warrants was $45,207 and will be accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital.

      On January 28, 2009, the Company subleased a portion of the manufacturing facility. The lease commences on February 2, 2009 and expires on January 31, 2011. The Company will receive $10,000 per month in rent.

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

During the three-month period ended December 31, 2008 and 2007, the Company used cash totaling $612,311 and $1,653,800, respectively. For the three months ended December 31, 2008 and 2007, cash used in operating activities totaled $1,159,800 and $1,440,094. For the three months ended December 31, 2008 and 2007, cash provided by financing activities totaled $114,922 and cash used by financing activities totaled $180,597, respectively. Private placement proceeds of $499,982 and receipt of the short-term loan of $100,000 provided funds. The repayment of convertible notes ($270,000), financing costs ($15,060) and the repayment of the short-term loan ($200,000) was used in financing activities during the three months ended December 31, 2008. For the three months ended December 31, 2007, cash was provided by financing was from the exercise of employee options ($14,403). Repayment of convertible notes of $195,000 used cash in financing activities. Cash provided by investing activities was $432,567 and $33,109 was used in investing activities for the three months ended December 31, 2008 and 2007, respectively. The use of cash in investing activities consisted of purchases of equipment and legal costs incurred in patent applications and, for the three months ended December 31, 2008, the sale of the final $200,000 in ARPs.

The Company has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine. However in light of the current capital market environment, the Company believes it is prudent not to start the Phase III clinical trial until it has firm commitments in the form of partnerships and/or money raised for a substantial amount of cash to support the Phase III clinical trial. In the meantime, the Company will operate at significantly reduced cash expenditure levels and additional cash may be raised by offering contract manufacturing services to the pharmaceutical industry in its new manufacturing facility. The Company expects that it will need to raise additional capital in fiscal year 2009 in the form of corporate partnerships and/or equity financings to support its operations at its current rate. The Company is currently working towards a transaction which it expects to complete in fiscal 2009 which will finance its Phase III clinical trial of Multikine. The Company believes that it will be able to obtain additional financing since

Multikine is a Phase III product designed to treat cancer, an area that pharmaceutical companies are increasingly targeting. The Company is working on a sale-leaseback program for the equipment it owns which would provide the Company approximately $1.5 million in additional cash. It is important to note that the Company's expenditures for fiscal year 2008 included several very large non-recurring expenses that amounted to several million dollars, mostly related to the build out of the manufacturing facility. These expenses will not recur in fiscal year 2009, thereby reducing the Company's expenditures significantly. Beyond those savings the Company has also made other very significant cuts in its expenditures. In addition, the Company has put in place a $5 million Equity Line of Credit (see Note D). With this Equity Line of Credit in place the Company believes it will have the required capital to continue operations into March 2010. However, if necessary the Company can make further reductions in expenditures by a reduction in force or by implementation of a salary reduction program.

The Company has determined that the convertible debt holders of the Series K Notes may require repayment of the entire remaining principal balance at any time after August 4, 2009. This debt can be paid in stock and may not require a cash payment. In addition, in December 2008, CEL-SCI was not in compliance with certain lease requirements (i.e., failure to pay an installment of Base Annual
Rent). However, the landlord has not declared the Company formally in default under the terms of the lease and has renegotiated the lease. The landlord currently has the right to declare the Company in default if the Company fails to pay any installment of the Base Annual Rent when such failure continues for a period of 5 business days after the Company's receipt of written notice thereof from the Landlord, provided that if the Company fails to pay any of the foregoing within 5 business days more than two (2) times in any twelve (12) month period during the lease term, the Landlord shall not be required to provide the Company with any further notice and the Company shall be deemed to be in default. Per the renegotiated lease (see Note K), the landlord has agreed to defer 3 months (December - February) of rent which will be paid back incrementally only after future financings. CEL-SCI then will begin paying basic annual rent starting in March 2009 and failure to pay the entire monthly installment thereafter shall constitute a material default under the lease. In return, CEL-SCI extended 3,000,000 warrants by one year and repriced these warrants from $1.25 to $0.75 and the landlord was issued an additional 787,000 warrants at $0.75. Both warrants expire on January 26, 2014.

In general, with the reduction in expenses and the $5 million Equity Line in place, the Company expects to have enough cash to continue operations through March 2010 if the debt holders do not exercise their put options and the landlord of their manufacturing facility does not issue a default notice.

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

It should be noted that substantial funds will be needed for the clinical trial which will be necessary before the Company will be able to apply to the FDA for approval to sell any products which may be developed on a commercial basis throughout the United States. In the absence of revenues, the Company will be required to raise additional funds through the sale of securities, debt financing or other arrangements in order to continue with its research efforts. However, there can be no assurance that such financing will be available or be available on favorable terms. Ultimately, the Company must complete the development of its products, obtain appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

Since all of the Company's projects are under development the Company cannot predict with any certainty the funds required for future research and clinical trials, the timing of future research and development projects, or when it will be able to generate any revenue from the sale of any of its products.

The Company had invested in ARPs (See Note C). Because of liquidity issues with these ARPs, the Company borrowed $200,000 on a line of credit which was paid off in November of 2008.

Results of Operations and Financial Condition

During the three-month period ended December 31, 2008, research and development expenses increased by $159,260 compared to the three-month period ended December 31, 2007. This increase was due to continuing expenses relating to the preparation for the Phase III clinical trial on Multikine. The Company is preparing for the beginning of the Phase III clinical trial.

During the three-month period ended December 31, 2008, general and administrative expenses decreased by $730,623 compared to the three-month period ended December 31, 2007. This decrease is caused by the Company having extended and repriced options during the three-month period ended December 31, 2007 of $465,008 and the expensing of stock issued to employees in the three-month period ended December 31, 2007 of $378,350 compared to a cost of employee stock issued in prior periods but expensed in the three-month period ended December 31, 2008 of only $40,686, a decrease of $337,664. This decrease from December 31, 2007 to December 31, 2008 was partially offset by higher insurance costs of approximately $16,500.

Interest income during the three months ended December 31, 2008 decreased by $107,494 compared to the three-month period ended December 31, 2007. The decrease was due to the decrease in the funds available for investment.

The gain on derivative instruments of $391,689 for the three months ended December 31, 2008, was the result of the change in fair value of the Series K Notes and Series K Warrants during the period. These gains were caused by fluctuations in the share price of the Company's common stock.

The interest expense of $84,616 for the three months ended December 31, 2008 was composed of three elements: 1) amortization of the Series K discount ($43,649),
2) interest paid and accrued on the Series K debt ($40,154) and 3) margin interest ($813). This is a decline of approximately $59,400 from the three months ended December 31, 2007 because of the lower balance of Series K debt.

Research and Development Expenses

During the three-month periods ended December 31, 2008 and 2007, the Company's research and development efforts involved Multikine and L.E.A.P.S.(TM). The table below shows the research and development expenses associated with each project during the nine and three-month periods.

                               Three Months Ended December 31,
                                2008                    2007
                                ----                    ----

   MULTIKINE                 $1,133,178             $  908,948
   L.E.A.P.S                     55,048                120,018
                             ----------             ----------
   TOTAL                     $1,188,226             $1,028,966
                             ==========             ==========

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

As of December 31, 2008, the Company was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. The Company does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology.

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

In August 2007, the Company leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with the Company's specifications so that it can be used by the Company to manufacture Multikine for the Company's Phase III clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and requires annual base rent payments of $1,575,000 during the first year of the lease. The annual base rent escalates each year at 3%. the Company is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease required the Company to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 in years six through twenty of the lease. In January 2008, the Company signed a second amendment to the lease. In accordance with the lease, on February 8, 2008, the Company paid an additional $1,295,528 toward the remodeling costs and a further $518,790 to pay for lab equipment. In addition, in April 2008, an additional $288,474 was paid for the completion of the facility. The Company took possession of the manufacturing facility in October, 2008.

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

Critical Accounting Estimates and Policies

Management's discussion and analysis of the Company's financial condition and results of operations is based on its unaudited condensed consolidated financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. The Company believes some of the more critical estimates and policies that affect its financial condition and results of operations are in the areas of revenue recognition, operating leases, asset retirement obligations, stock-based compensation and income taxes. For more information regarding the Company's critical accounting estimates and policies, see Part II, Item 7, MD&A "Critical Accounting Estimates and Policies" of the Company's 2008 10-K. We have discussed the application of these critical accounting policies and estimates with the Audit Committee of the Company's Board of Directors.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As of December 31, 2008, the Company had outstanding Series K Notes and Series K Warrants which were classified as derivative financial instruments. Interest on the Series K Notes is tied to the 6-month LIBOR. Should the 6-month LIBOR increase, interest payments on the Series K debt may increase as well.

Item 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company's management, including the Company's Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2008. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial

Officer have concluded that these disclosure controls and procedures are effective as of December 31, 2008.

Changes in Internal Control over Financial Reporting

The Company's management, with the participation of the Chief Executive and Chief Financial Officer, has evaluated whether any change in the Company's internal control over financial reporting occurred during the first quarter of fiscal year 2009. Based on that evaluation, it was concluded that there has been no change in the Company's internal control over financial reporting during the first quarter of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II


Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds

     In November the Company sold 1,282,051 shares of its common stock to Orient Europharma for $0.39 per share.

     The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of these shares. The persons who acquired these shares were sophisticated investors and were provided full information regarding the Company. There was no general solicitation in connection with the offer or sale of these securities. The persons who acquired these shares acquired them for their own accounts. The certificates representing these shares bear a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission or other form of remuneration was given to any person in connection with the issuance of these shares.


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


                                          CEL-SCI CORPORATION


Date: February 17, 2009                  /s/ Geert Kersten
                                         ------------------------------------
                                         Geert Kersten, Chief Executive Officer*









* Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.