Form 10-Q
period 2009-03-31
CEL SCI CORP
filed 2009-05-15
CIK 725363

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2009
                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ______________.

                        Commission File Number 001-11889

                               CEL-SCI CORPORATION
                         ------------------------------

             Colorado                                 84-0916344
    -----------------------------           -----------------------------------
    State or other jurisdiction           (IRS) Employer Identification Number
          incorporation

                         8229 Boone Boulevard, Suite 802
                             Vienna, Virginia 22182
                       -----------------------------------
                     Address of principal executive offices

Registrant's telephone number, including area code:   (703) 506-9460

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

            Yes _____                       No X

         Class of Stock           No. Shares Outstanding          Date

             Common                    129,726,554             May 7, 2009

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1.                                                                 Page

Condensed  Consolidated  Balance  Sheets  (unaudited)                     3

Condensed  Consolidated Statements of Operations  (unaudited)            4-5

Condensed  Consolidated  Statements of Cash Flow (unaudited)             6-7

Notes to Condensed  Consolidated  Financial Statements (unaudited)        8

Item 2.
      Management's Discussion and Analysis of Financial Condition        21
        and Results of Operations

Item 3.
      Quantitative and Qualitative Disclosures about Market Risks        25

Item 4T.
      Controls and Procedures                                            25

PART II

Item 2.
      Unregistered Sales of Equity Securities and Use of Proceeds        27

Item 4.
      Submission of Matters to a Vote of Security Holders                27

Item 5.
      Other Information                                                  27

Item 6.
      Exhibits                                                           27

      Signatures                                                         28

Item 1.   FINANCIAL STATEMENTS

                               CEL-SCI CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

 ASSETS                                         March 31,       September 30,
                                                  2009             2008
                                                ---------       ------------
 CURRENT ASSETS
   Cash and cash equivalents                  $   654,166       $   711,258
   Short-term investments                               -           200,000
   Prepaid expenses                                 8,396            27,209
   Inventory used for R&D and manufacturing       447,196           395,170
   Deposits                                             -            14,828
                                             ------------      ------------
         Total current assets                   1,109,758         1,348,465

 RESEARCH AND OFFICE EQUIPMENT AND
   LEASEHOLD IMPROVEMENTS--
   Less accumulated depreciation of
     $2,130,595 and $1,964,597                  1,339,520         1,324,686

 PATENT COSTS- less accumulated amortization
     of $1,127,565 and $1,091,597                 540,009           587,439

 RESTRICTED CASH                                   71,084           987,652
 DEPOSITS                                       1,575,000         1,575,000
 DEFERRED RENT                                  9,281,783         8,660,837
 LONG-TERM INTEREST RECEIVABLE                    335,710           199,593
                                             ------------      ------------
TOTAL ASSETS                                 $ 14,252,864      $ 14,683,672
                                             ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Accounts payable                          $  1,245,040      $    427,509
   Accrued expenses                               505,758           113,179
   Due to employees                               102,398            36,077
   Accrued interest on convertible debt            34,495            45,558
   Derivative instruments - current portion     1,893,005         3,018,697
   Deferred revenue                                10,000                 -
   Short-term loan                                      -           200,000
   Short-term loan - related party                570,000                 -
                                             ------------      ------------
        Total current liabilities               4,360,696         3,841,020
   Deferred rent                                   13,532             6,617
                                             ------------      ------------
        Total liabilities                       4,374,228         3,847,637

  COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value;
   authorized, 200,000 shares; no shares
   issued and outstanding                               -                 -
 Common stock, $.01 par value; authorized,
   300,000,000 shares; issued and outstanding,
   129,726,554 and 120,796,094 shares at
   March 31, 2009 and September 30, 2008,
   respectively                                 1,297,265         1,207,961
   Additional paid-in capital                 137,123,406       134,324,370
   Accumulated deficit                       (128,542,035)     (124,696,296)
                                             ------------      ------------
           Total stockholders' equity           9,878,636        10,836,035
                                             ------------      ------------
LIABILITIES AND STOCKHOLDERS' EQUITY         $ 14,252,864      $ 14,683,672
                                             ============      ============

            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                                     Six Months Ended March 31,
                                                     2009                2008
                                                     -----               -----
REVENUE:
   Rent income                                  $   19,643         $     1,530
                                                ----------         -----------
 Total revenue                                      19,643               1,530
 EXPENSES:
  Research and development, excluding
   depreciation of $165,631 and $97,856
   included below                                2,213,462           2,066,029
   Depreciation and amortization                   208,542             133,468
   General and administrative                    2,069,525           2,754,569
                                                ----------         -----------

      Total expenses                             4,491,529           4,954,066
                                                ----------         -----------

 LOSS FROM OPERATIONS                           (4,471,886)         (4,952,536)

 GAIN (LOSS) ON DERIVATIVE INSTRUMENTS             656,243            (170,949)

 INTEREST INCOME                                   139,397             335,987

 INTEREST EXPENSE                                 (169,493)            (265,531)
                                                ----------         -----------

 NET LOSS BEFORE INCOME TAXES                   (3,845,739)          (5,053,029)

 INCOME TAX PROVISION                                    -                    -
                                               -----------          -----------
 NET LOSS                                       (3,845,739)         (5,053,029)
 DIVIDENDS                                               -            (424,815)
                                               -----------          -----------

 NET LOSS AVAILABLE TO COMMON SHAREHOLDERS    $ (3,845,739)       $ (5,477,844)
                                              ============        ============

 NET LOSS PER COMMON SHARE (BASIC)            $      (0.03)       $      (0.05)
                                              ============        ============

 NET LOSS PER COMMON SHARE (DILUTED)          $      (0.03)       $     ( 0.04)
                                              ============        ============

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING, BASIC & DILUTED         123,444,839         116,008,631
                                              ============        ============



            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                   Three Months Ended March 31,
                                                    2009                2008
                                                   -----                -----
 REVENUE:
   Rent income                                  $   19,643          $        -
                                                ----------          ----------
                   Total revenue                    19,643                   -
 EXPENSES:
   Research and development, excluding
    depreciation of $101,108 and $97,035
    included below                               1,025,236           1,037,063
   Depreciation and amortization                   122,598              79,215
   General and administrative                    1,014,399             968,820
                                                ----------          ----------
                     Total expenses              2,162,233           2,085,098
                                                ----------          ----------
  LOSS FROM OPERATIONS                          (2,142,590)         (2,085,098)

 GAIN (LOSS) ON DERIVATIVE INSTRUMENTS             264,554          (1,160,937)

 INTEREST INCOME                                    68,160             157,256

 INTEREST EXPENSE                                  (84,877)           (121,515)
                                                ----------          ----------
 NET LOSS BEFORE INCOME TAXES                   (1,894,753)         (3,210,294)

 INCOME TAX PROVISION                                    -                   -
                                                ----------          ----------
 NET LOSS                                       (1,894,753)         (3,210,294)

 DIVIDENDS                                               -            (424,815)
                                                ----------          ----------

 NET LOSS AVAILABLE TO COMMON SHAREHOLDERS     $(1,894,753)        $(3,635,109)
                                               ===========         ===========
 NET LOSS PER COMMON SHARE (BASIC)             $     (0.02)        $     (0.03)
                                               ===========         ===========
 NET LOSS PER COMMON SHARE (DILUTED)           $     (0.02)        $     (0.03)
                                               ===========         ===========
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING, BASIC & DILUTED         124,701,667         116,312,378
                                               ===========         ===========


            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                                                     Six Months Ended March 31,
                                                     2009                 2008
                                                     ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                        $ (3,845,739)      $(5,053,029)
Adjustments to reconcile net loss to net
 cash used in operating activities:
    Depreciation and amortization                    208,542           133,468

  Issuance of common stock, warrants and
    stock options for services                     1,027,523           848,644
  Common stock contributed to 401(k) plan             17,487            51,712
  Employee option cost                               288,721           529,417
  Consultant option extension                              -            99,181
  (Gain) loss on derivative instruments             (656,243)          170,949
  Amortization of discount on convertible debt        80,551           144,584
  Impairment loss on retirement of equipment               -               595
  Loss on abandonment of patents                      16,958             1,974
  Increase in receivables                           (136,117)         (129,079)
 Decrease (increase) in prepaid expenses              18,813           (13,927)
 (Increase) decrease in inventory for R&D
   and manufacturing                                 (52,026)           69,306
  Decrease in deposits                                14,828                 -
 Increase (decrease) in accounts payable             803,163           (32,659)
  Increase in accrued expenses                       392,579            15,954
  Increase (decrease) in amount due to employees      66,321           (19,263)
  Increase in deferred revenue                        10,000                 -
  Decrease in deposits held                                -            (3,000)
  Increase (decrease) in accrued interest on
    convertible debt                                  29,090           (68,795)
  Increase in deferred rent                            6,915             2,932
                                                ------------       -----------
NET CASH USED IN OPERATING ACTIVITIES             (1,708,634)       (3,251,036)
                                                ------------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Additional investment in manufacturing facility          -        (1,290,990)
  Investment in available-for-sale securities              -        (5,800,000)
  Decrease in restricted cash                        916,568                 -
  Increase in deferred rent                         (505,224)                -
  Sale of investments available-for-sale
    securities                                       200,000                 -
  Purchase of equipment                             (169,923)         (520,775)
  Patent costs                                        (8,613)          (45,845)
                                                ------------       -----------
NET CASH  PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                         432,808        (7,657,610)
                                                ------------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                  -            14,403
  Licensing proceeds (see Note D)                  1,249,982                 -
  Repayment of convertible notes                    (365,000)         (480,000)
  Proceeds from short term loan-related party        570,000           656,340
  Repayment of short term loan                      (200,000)                -
  Financing costs                                    (36,248)          (10,300)
                                                ------------       -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES          1,218,734           180,443
                                                ------------       -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS            (57,092)      (10,728,203)
CASH AND CASH EQUIVALENTS:
  Beginning of period                                711,258        10,993,021
                                                ------------       -----------
  End of period                                 $    654,166       $   264,818
                                                ============       ===========

            See notes to condensed consolidated financial statements.
                                                                     Continued

                                     CEL-SCI
                                   CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                  (unaudited)
                                  (continued)

                                                     Six Months Ended March 31,
                                                     2009                 2008
                                                     ----                 ----
SUPPLEMENTAL INFORMATION ON NONCASH TRANSACTIONS:

Patent costs included in accounts payable:
Increase in accounts payable                     $   (3,459)       $   (17,860)
Increase in patent costs                              3,459             17,860
                                                 ----------        -----------
                                                 $        -        $         -
                                                 ==========        ===========

Equipment costs included in accounts payable:
Increase in accounts payable                     $  (10,909)       $   (24,230)
Increase in research and office equipment            10,909             24,230
                                                 ----------        -----------
                                                 $        -        $         -
                                                 ==========        ===========

Payment of convertible debt principal with
  common stock:
Decrease in convertible debt                     $  185,000        $         -
Increase in common stock                             (7,216)                 -
Increase in additional paid-in capital             (177,784)                 -
                                                 ----------        -----------
                                                 $        -        $         -
                                                 ==========        ===========
Conversion of interest on convertible debt
  into common stock:
Decrease in accrued interest on convertible debt $   40,153        $         -
Increase in common stock                             (1,705)                 -
Increase in additional paid-in capital              (38,448)                 -
                                                 ----------        -----------
                                                 $        -        $         -
                                                 ==========        ===========

Issuance of warrants with licensing
  agreement (See Note D):
Increase in additional paid-in capital          $(1,015,771)       $         -
Decrease in additional paid-in capital            1,015,771                  -
                                                 ----------        -----------
                                                 $        -        $         -
                                                 ==========        ===========

Warrants issued for deferred rent:
Increase in deferred rent                        $  115,722        $         -
Increase in additional paid-in capital             (115,722)                 -
                                                 ----------        -----------
                                                 $        -        $         -
                                                 ==========        ===========
Cost of investor warrant extension:
Incrrease in accumulated deficit                 $        -        $   424,815
Increase in additional paid-in capital                    -           (424,815)
                                                 ----------        -----------
                                                 $        -        $         -
                                                 ==========        ===========

NOTE:
Cash expenditures for interest expense           $   45,558        $   150,468
                                                 ==========        ===========


            See notes to condensed consolidated financial statements.

                                    CEL-SCI CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     SIX AND THREE MONTHS ENDED MARCH 31, 2009 AND 2008


A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The accompanying condensed consolidated financial statements of CEL-SCI Corporation and subsidiary (the Company) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, interim consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on Form 10-K/A for the year ended September 30, 2008.

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of March 31, 2009 and the results of operations for the six and three-month periods then ended. The condensed consolidated balance sheet as of September 30, 2008 is derived from the September 30, 2008 audited consolidated financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the six and three-month periods ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the entire year.

      Significant accounting policies are as follows:

      Research and Office Equipment - Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Repairs and maintenance which do not extend the life of the asset are expensed when incurred. Depreciation expense for the six-month periods ended March 31, 2009 and 2008 were $165,998 and $93,759, respectively. Depreciation expense for the three-month periods ended March 31, 2009 and 2008 were $101,326 and $62,322, respectively.

      Patents - Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years). In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the six-month periods ended March 31, 2009 and 2008, the Company recorded $16,958 and $-0-, respectively, in patent impairment charges. For the six-month periods ended March 31, 2009 and 2008, amortization of patent costs totaled $42,544 and $39,709, respectively. For the three month periods ended March 31, 2009 and 2008, amortization of patent costs totaled $21,272 and $20,170, respectively. The Company estimates that amortization expense will be $85,088 for each of the next five years, totaling $425,440.

      Research and Development Costs - Research and development expenditures are expensed as incurred. Total research and development costs, excluding depreciation, were $2,213,462 and $2,066,029 for the six months ended March 31, 2009 and 2008. For the three months ended March 31, 2009 and 2008, total research and development costs, excluding depreciation, were $1,025,236 and $1,037,063.

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

      Stock-Based Compensation - In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires companies to recognize expense associated with share based compensation arrangements, including employee stock options, using a fair value-based option pricing model. SFAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employees. Compensation expense has been recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005 as well as for the portion of awards previously granted that vested during the period ended March 31, 2009. For the six months ended March 31, 2009 and 2008, the Company recorded $288,721 and $529,417, respectively, in general and administrative expense for the cost of employee options. The Company's options vest over a three-year period from the date of grant. After one year, the stock is one-third vested, with an additional one-third vesting after two years and the final one-third vesting at the end of the three-year period. There were -0- and 1,332,000 options granted to employees during the six-month periods ended March 31, 2009 and 2008. Options are granted with an exercise price equal to the closing price of the Company's stock on the day before the grant. The Company determines the fair value of the employee compensation using the Black Scholes method of valuation.

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

      During the six and three months ended March 31, 2009, no options were exercised. During the six months ended March 31, 2008, 50,467 options were exercised. All options exercised were from the non-qualified plans. The total intrinsic value of options exercised during the six months ended March 31, 2008 was $17,691.

      Options to non-employees are accounted for in accordance with FASB's Emerging Issues Task Force (EITF) Issue 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model. The Black-Scholes model requires management to make assumptions regarding the fair value of the options at the date of grant and the expected life of the options. There were no options granted to non-employees during the six months ended March 31, 2009. There were 1,911,924 shares of common stock issued for services during the six months ended March 31, 2009 at a cost for the six months ended March 31, 2009 of $387,773. In addition, a portion of the cost of common stock issued in previous quarters was expensed. This cost for the six months ended March 31, 2009 was $293,399.

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

      In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 (revised
      2007), Business Combinations, which replaces SFAS No. 141R. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective beginning October 1, 2009 and will apply prospectively to business combinations completed on or after that date. The Company does not believe that the effect of adopting this statement will be material.

      In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective beginning October 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. The Company does not believe that the effect of adopting this statement will be material.

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

C.  AVAILABLE-FOR-SALE SECURITIES

      At September 30, 2008, the Company had $200,000 in face value of Auction Rate Cumulative Preferred Shares (ARPs), liquidation preference of $25,000 per share, of an income mutual fund. During the six months ended March 31, 2009, the Company redeemed the ARPs for $200,000.

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

      In January and March, 2008, the Company issued 1,116,020 shares of restricted common stock to employees. The stock was valued at prices ranging from $0.52 to $0.62. The total cost of the stock issued to employees was $687,830. The cost of the stock for the six months ended March 31, 2009 of $120,127 was expensed to research and development ($38,753) and general and administrative expense ($81,374). In addition, in March and April of 2008, the Company issued a total of 516,000 shares of restricted common stock to two consultants at $0.52 and $0.69 per share for a total cost of $134,160. This stock will be expensed over the period of the contracts with the consultants. The expense for the six months ended March 31, 2009 was $155,899.

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

      During the six months ended March 31, 2009, 1,911,924 shares of common stock were issued for services totaling $456,523. Common stock was also issued to pay interest and principal on the convertible debt. (See Note E.) In addition, the balance of the shares issued to the President in September 2008 were expensed at a cost of $200,669. An additional 1,030,928 shares were issued to the President in March 2009. A portion of the cost of $200,000 was expensed during the six months ended March 31, 2009, totaling $25,555.

      On December 30, 2008, the Company entered into an Equity Line of Credit agreement as a source of funding for the Company. For a two-year period, the agreement allows the Company, at its discretion, to sell up to $5 million of the Company's common stock at the volume weighted average price of the day minus 9%. The Company may request a drawdown once every ten trading days, although the Company is under no obligation to request any drawdowns under the equity line of credit. The equity line of credit expires on January 6, 2011. There were no drawdowns during the six months ended March 31, 2009.

      On March 6, 2009, the Company entered into a licensing agreement with Byron Biopharma LLC ("Byron") under which the Company granted Byron an exclusive license to market and distribute the Company's cancer drug Multikine in the Republic of South Africa. the Company has existing licensing agreements for Multikine with Teva Pharmaceuticals and Orient Europharma. Pursuant to the agreement Byron will be responsible for registering the product in South Africa. Once Multikine has been approved for sale, the Company will be responsible for manufacturing the product, while Byron will be responsible for sales in South Africa. Revenues will be divided equally between the Company and Byron. To maintain the license Byron, among other requirements, must make milestone payments to the Company totaling $125,000 on or before March 15, 2010. On March 30, 2009, and as further consideration for its rights under the licensing agreement,

      Byron purchased 3,750,000 Units from the Company at a price of $0.20 per Unit. Each Unit consisted of one share of the Company's common stock and two warrants. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.25 per share. The warrants will be exercisable at any time after September 8, 2009 and prior to March 6, 2016. The shares of common stock included as a component of the Units were registered by the Company under the Securities Act of 1933. The Company will file a new registration statement to register the shares issuable upon the exercise of the warrants. The Units were accounted for as an equity transaction using the Black Scholes method to value the warrants. The fair value of the warrants was calculated to be $1,015,771 and was recorded as both a debit and a credit to additional paid-in capital.

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

      The Company is accounting for the Series K Warrants as derivative liabilities in accordance with SFAS No. 133. A debt discount of $1,734,472 is being amortized to interest expense using the effective interest method over the expected term of the Series K Notes. During the six-month periods ended March 31, 2009 and 2008, the Company recorded interest expense of $80,551 and $144,584, respectively, in amortization of the debt discount. As of March 31, 2009, the fair value of the Series K notes is $1,462,546 and the fair value of the investor and placement agent warrants is $430,459. The Company recorded a gain on derivative instruments of $656,243 and a loss of $170,949 during the six months ended March 31, 2009 and 2008. For the three months ended March 31, 2009 and 2008, the Company recorded a gain on derivative instruments of $264,554 and a loss of $1,160,937, respectively.

      During the six and three months ended March 31, 2009 and 2008, no Series K notes were converted into shares of common stock. During the six months ended March 31, 2009, principal payments of $365,000 were made in cash to the holders of the Series K notes. In addition, 721,565 shares of common stock were issued in lieu of cash for the principal payments due on January 4 and February 4, 2009 of $185,000. In accordance with the agreement, payment in stock must be made 20 days before the principal payment is due. The Company also paid the interest expense through December 31, 2008 with 170,577 shares of common stock. As of March 31, 2009, $1,690,715 of the Series K Notes remained outstanding.

      The following summary comprises the total of the fair value of the convertible debt and related derivative instruments at March 31, 2009 and September 30, 2008:

                                                   March 31,      September 30,
                                                     2009              2008
                                                    -------       -------------

         Face value of debt                       $1,690,715        $2,240,715
         Discount on debt                           (113,429)         (193,980)
         Investor warrants                         1,734,472         1,734,472
         Placement agent warrants                     31,886            79,664
         Fair value adjustment-convertible debt     (114,740)         (103,495)
         Fair value adjustment-investor warrants  (1,335,899)         (738,679)
                                                  ----------        ----------
            Total fair value                      $1,893,005        $3,018,697
                                                  ==========        ==========

F. FAIR VALUE MEASUREMENTS

      Effective October 1, 2008, the Company adopted the provisions of Statement of Financial Accounting Standards No. 157, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements. While SFAS No. 157 may change the method of calculating fair value, it does not require any new fair value measurements. The SFAS No. 157 requirements for certain non-financial assets and liabilities have been deferred in accordance with Financial Accounting Board Staff Position FSP 157-2. The new effective date is for fiscal years beginning after November 15, 2008 and the interim periods within the fiscal year. The adoption of SFAS 157 did not have a material impact on our results of operations, financial position or cash flows.

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

      SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to active markets for identical assets and liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). We classify fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:

     o Level 1 - Observable inputs such as quoted prices in active markets for identical assets or liabilities
     o Level 2 - Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and amounts derived from valuation models where all significant inputs are observable in active markets
     o    Level 3 - Unobservable inputs that reflect management's assumptions

      For disclosure purposes, assets and liabilities are classified in their entirety in the fair value hierarchy level based on the lowest level of input that is significant to the overall fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy levels.

      The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at March 31, 2009:

                             Quoted Prices
                            in Active Market       Significant     Significant
                             for Indentical       Other Observ-    Unobservable
                          Assets or Liabilities    able Inputs       Inputs
                               (Level 1)             (Level 2)      (Level3)          Total
                          ---------------------   -------------   -------------     --------
     Derivative instruments     $    0               $1,893,005     $      0      $1,893,005
                                =======              ==========     ========     ===========


      The fair values of the Company's derivative instruments disclosed above are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company's stock as well as U.S. Treasury Bill rates are observable in active markets.

G. SHORT-TERM LOANS

      The Company had a line of credit through its bank to borrow up to 100% of the ARPs (see Note C) at an interest rate of prime minus 1%. As of September 30, 2008, the Company had borrowed $200,000, which was paid back in November 2008. During the six months ended March 31, 2009, the Company had paid $813 in interest on the line of credit.

      Beginning in December 2008, the Company has received short-term loans from the President of the Company. As of March 31, 2009, these loans total $570,000. The notes bear interest at 15% and must be repaid when the Company has obtained additional funding. Interest expense for the six and three months ended March 31, 2009 is $13,479. On May 7, 2009, the note was extended to June 27, 2009.

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

      The Company has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine. However, in light of the current capital market environment, the Company believes it is prudent not to start the Phase III clinical trial for Multikine until it has firm commitments in the form of partnerships and/or money raised for a substantial amount of cash to support the Phase III clinical trial. In the meantime, the Company will operate at significantly reduced cash expenditure levels and additional cash may be raised by offering contract manufacturing services to the pharmaceutical industry in its new manufacturing facility. The Company expects that it will need to raise additional capital in fiscal year 2009 in the form of corporate partnerships and/or equity financings to support its operations at its current rate. The Company is currently working towards a transaction which will finance its Phase III clinical trial of Multikine. The Company believes that it will be able to obtain additional financing since Multikine is a Phase III product designed to treat cancer, an area that pharmaceutical companies are increasingly targeting. It is important to note that the Company's expenditures for fiscal year 2008 included several very large non-recurring expenses that amounted to several million dollars, mostly related to the build out of the manufacturing facility. These expenses will not recur in fiscal year 2009, thereby reducing the

     Company's expenditures significantly. Beyond those savings the Company has also made other very significant cuts in its expenditures. In addition, the Company has put in place a $5 million Equity Line of Credit (see Note D). With this Equity Line of Credit in place the Company believes it will have the required capital to continue operations through March 2010. However, if necessary the Company can make further reductions in expenditures by a reduction in force or by implementation of a salary reduction program.

      The Company has determined that the convertible debt holders of the Series K Notes may require repayment of the entire remaining principal balance at any time after August 4, 2009. This debt can be paid in stock and may not require a cash payment. In addition, in December 2008, the Company was not in compliance with certain lease requirements (i.e., failure to pay an installment of Base Annual Rent). This resulted in a lease amendment pursuant to which the landlord agreed to defer 3 months (December - February) of rent which will be paid back incrementally from future financings. In return, the Company extended 3,000,000 warrants by one year and repriced these warrants from $1.25 to $0.75 and the landlord was issued an additional 787,000 warrants at $0.75. Both warrants expire on January 26, 2014. The cost of the warrants ($115,721) was accounted for as a debit to deferred rent and a credit to additional paid-in capital. In March 2009, the Company began paying half of the basic monthly rent while it is negotiating for additional capital. As of March 31, 2009, the Company and the landlord were cooperating while the Company is negotiating various financial transactions.

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

J. COMMITMENTS AND CONTINGENCIES

      Lease Agreement - In August 2007, the Company leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, will be remodeled in accordance with the Company's specifications so that it can be used by the Company to manufacture Multikine for the Company's Phase III clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and requires annual base rent payments of $1,575,000 during the first year of the lease. The annual base rent escalates each year at 3%. The Company is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease required the Company to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 in years six through twenty of the lease. On January 24, 2008, a second amendment to the lease for the manufacturing facility was signed. In accordance with the amendment, the Company is required to pay the following: 1) an additional $518,790 for movable equipment, which will increase restricted cash, and 2) an additional $1,295,528 into the escrow account to cover additional costs, which will increase deferred rent. These funds were transferred in early February 2008. In April 2008, an additional $288,474 was paid toward the completion of the manufacturing facility. In July 2008, CEL-SCI was required to deposit the equivalent of one year's base rent in accordance with the contract. The $1,575,000 was required to be deposited when the amount of cash CEL-SCI had fell below the amount stipulated in the lease. The Company took possession of the manufacturing facility in October 2008. An additional $505,225 was paid for the completion of the work on the manufacturing facility in October 2008.

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

During the six-month periods ended March 31, 2009 and 2008, the Company used cash totaling $57,092 and $10,728,203, respectively. For the six months ended March 31, 2009 and 2008, cash used in operating activities totaled $1,708,634 and $3,251,036. For the six months ended March 31, 2009 and 2008, cash provided by financing activities totaled $1,218,734 and $180,443, respectively. Licensing proceeds of $1,249,982 and receipt of short-term loans of $570,000 provided funds. The repayment of convertible notes ($365,000), financing costs ($36,248) and the repayment of the short-term loan ($200,000) were used in financing activities during the six months ended March 31, 2009. For the six months ended March 31, 2008, cash provided by financing was from the exercise of employee options ($14,403). Repayment of convertible notes of $480,000 used cash in financing activities. Cash provided by investing activities was $432,808 and $7,657,610 was used in investing activities for the six months ended March 31, 2009 and 2008, respectively. For the six months ended March 31, 2009 and 2008, the use of cash in investing activities consisted of purchases of equipment and legal costs incurred in patent applications and, for the six months ended March 31, 2009, the sale of the final $200,000 in ARPs.

The Company has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine. However in light of the current capital market environment, the Company believes it is prudent not to start the Phase III clinical trial until it has firm commitments in the form of partnerships and/or money raised for a substantial amount of cash to support the Phase III clinical trial. In the meantime, the Company will operate at significantly reduced cash expenditure levels and additional cash may be raised by offering contract manufacturing services to the pharmaceutical industry in its new manufacturing facility. The Company expects that it will need to raise additional capital in fiscal year 2009 in the form of corporate partnerships and/or equity financings to support its operations at its current rate. If the Company does not raise this additional capital during 2009, the Company expects to finance its operations either through its $5 million equity line of credit or additional loans from the Company's President. The Company is currently working towards a transaction which will finance its Phase III clinical trial of Multikine. The Company believes that it will be able to obtain additional financing since Multikine is a Phase III product designed to treat cancer, an area that pharmaceutical companies are increasingly targeting. It is important to note that the Company's expenditures for fiscal year 2008 included several very large non-recurring expenses that amounted to several million dollars, mostly related to the build out of the manufacturing facility. These expenses will not recur in fiscal year 2009, thereby reducing the Company's expenditures significantly. Beyond those savings the Company has also made other very significant cuts in its expenditures. In addition, the Company has put in place a $5 million Equity Line of Credit (see Note D). With this Equity Line of Credit in place the Company believes it will have the required capital to continue operations through March 2010. However, if necessary the Company can make further reductions in expenditures by a reduction in force or by implementation of a salary reduction program.

The Company has determined that the convertible debt holders of the Series K Notes may require repayment of the entire remaining principal balance at any time after August 4, 2009. This debt can be paid in stock and may not require a cash payment. In addition, in December 2008, CEL-SCI was not in compliance with certain lease requirements (i.e., failure to pay an installment of Base Annual
Rent). This resulted in a lease amendment pursuant to which the landlord agreed to defer 3 months (December - February) of rent which will be paid back incrementally from future financings. In return, the Company extended 3,000,000 warrants by one year and repriced these warrants from $1.25 to $0.75 and the landlord was issued an additional 787,000 warrants at $0.75. Both warrants expire on January 26, 2014. The cost of the warrants ($115,721) was accounted for as a debit to deferred rent and a credit to additional paid-in capital. In March 2009, the Company began paying half of the basic monthly rent while it is negotiating for additional capital. As of March 31, 2009, the Company and the landlord were cooperating while the Company is negotiating various financial transactions.

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

Results of Operations and Financial Condition

During the six-month period ended March 31, 2009, research and development expenses increased by $147,433 compared to the six-month period ended March 31, 2008. This increase was due to continuing expenses relating to the preparation for the Phase III clinical trial on Multikine. During the three-month period ended March 31, 2009, research and development expense was relatively unchanged, with a decrease of only $11,827, caused by the layoff of some nonessential personnel in the lab. The Company is preparing for the beginning of the Phase III clinical trial.

During the six-month period ended March 31, 2009, general and administrative expenses decreased by $685,044 compared to the six-month period ended March 31, 2008. This decrease was caused by the Company having extended and repriced options during the six-month period ended March 31, 2008 of $465,008 and the expensing of stock issued to employees in the six-month period ended March 31, 2008 of $378,350 compared to a cost of employee stock issued in prior periods but expensed in the six-month period ended March 31, 2009 of only $81,372, a decrease of $296,978. This decrease from March 31, 2008 to March 31, 2009 was partially offset by higher insurance costs of approximately $16,500. During the three-month period ended March 31, 2009, general and administrative expenses increased slightly, $45,579, primarily because of a writeoff of abandoned patents of approximately $17,000, an increase in insurance of approximately $7,650 and an increase in filing fees of approximately $15,000.

Interest income during the six months ended March 31, 2009 decreased by $196,590 compared to the six-month period ended March 31, 2008. The decrease was due to the decrease in the funds available for investment. Interest income declined by approximately $89,100 during the three months ended March 31, 2009 for the same reason.

The gain on derivative instruments of $656,243 for the six months ended March 31, 2009, and the gain on derivative instruments of $264,554 was the result of the change in fair value of the Series K Notes and Series K Warrants during the period. These gains were caused by fluctuations in the share price of the Company's common stock.

The interest expense of $169,493 for the six months ended March 31, 2009 was composed of four elements: 1) amortization of the Series K discount ($80,551),
2) interest paid and accrued on the Series K debt ($74,650), 3) margin interest ($813) , and 4) interest on the short term loan ($13,479). This is a decline of approximately $96,000 from the six months ended March 31, 2008 because of the lower balance of Series K debt. The corresponding amounts for the three months ended March 31, 2009 are: 1)$36,902, 2) $34,495, 3) $-0- and 4) $13,479.

Research and Development Expenses

During the six-month periods ended March 31, 2009 and 2008, the Company's research and development efforts involved Multikine and L.E.A.P.S.(TM). The table below shows the research and development expenses associated with each project during the six and three-month periods.

                         Six Months Ended           Three  Months Ended
                            March 31,                    March 31,
                         2009         2008          2009             2008
                        ----          ----          ----             ----

   MULTIKINE        $2,158,414     $1,865,345    $  970,188      $  956,397
   L.E.A.P.S            55,048        200,684        55,048          80,666
                    ----------     ----------    ----------      ----------
   TOTAL            $2,213,462     $2,066,029    $1,025,236      $1,037,063
                    ==========     ==========    ==========      ==========

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

As of March 31, 2009, the Company was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. The Company does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology.

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

In August 2007, the Company leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, will be remodeled in accordance with the Company specifications so that it can be used by the Company to manufacture Multikine for the Company's Phase III clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and requires annual base rent payments of $1,575,000 during the first year of the lease. The annual base rent escalates each year at 3%. the Company is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease required the Company to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 in years six through twenty of the lease. In January 2008, the Company signed a second amendment to the lease. In accordance with the lease, on February 8, 2008, the Company paid an additional $1,295,528 toward the remodeling costs and a further $518,790 to pay for lab equipment. In addition, in April 2008, an additional $288,474 was paid for the completion of the facility. In July 2008, CEL-SCI was required to deposit the equivalent of one year's base rent in accordance with the contract. The $1,575,000 was required to be deposited when the amount of cash CEL-SCI had fell below the amount stipulated in the lease. The Company took possession of the manufacturing facility in October 2008.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As of March 31, 2009, the Company had outstanding Series K Notes and Series K Warrants which were classified as derivative financial instruments. Interest on the Series K Notes is tied to the 6-month LIBOR. Should the 6-month LIBOR increase, interest payments on the Series K debt may increase as well.

Item 4T.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company's management, including the Company's Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2009. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Company's Chief Executive and Financial Officer concluded that these disclosure controls and procedures were effective as of March 31, 2009.

Changes in Internal Control over Financial Reporting

The Company's management, with the participation of the Chief Executive and Financial Officer, evaluated whether any change in the Company's internal control over financial reporting occurred during the first six months of fiscal year 2009. Based on that evaluation, it was concluded that there has been no change in the Company's internal control over financial reporting during the first six months of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                     PART II


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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


                                        CEL-SCI CORPORATION


Date: May 15, 2009                      /s/ Geert Kersten
                                        ------------------------------------
                                        Geert Kersten, Chief Executive Officer*









* Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.