Form 10-Q
period 2009-06-30
CEL SCI CORP
filed 2009-08-14
CIK 725363

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________ to ______.

                        Commission File Number 001-11889

                               CEL-SCI CORPORATION

           Colorado                                84-0916344
     -------------------------                -----------------------
    State or other jurisdiction                  (IRS) Employer
          incorporation                        Identification Number

                         8229 Boone Boulevard, Suite 802
                             Vienna, Virginia 22182
                  --------------------------------------------
                     Address of principal executive offices

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

                       Yes X                      No __

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

            Yes _________                       No   X

         Class of Stock         No. Shares Outstanding          Date

             Common                  149,549,609           August 10, 2009

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1.                                                                 Page

      Condensed Consolidated Balance Sheets (unaudited)                   3
      Condensed Consolidated Statements of Operations (unaudited)        4-5
      Condensed Consolidated Statements of Cash Flow (unaudited)         6-7
      Notes to Condensed Consolidated Financial Statements (unaudited)    8

Item 2.
      Management's Discussion and Analysis of Financial Condition         23
        and Results of Operations

Item 3.
      Quantitative and Qualitative Disclosures about Market Risks         27

Item 4T.
      Controls and Procedures                                             27

PART II

Item 2.
      Unregistered Sales of Equity Securities and Use of Proceeds        28

Item 4.
      Submission of Matters to a Vote of Security Holders                28

Item 5.
      Other Information                                                  28

Item 6.
      Exhibits                                                           28

      Signatures                                                         29

Item 1.   FINANCIAL STATEMENTS
                               CEL-SCI CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

 ASSETS                                             June 30       September 30,
                                                      2009            2008
                                                    -------       ------------
 CURRENT ASSETS
   Cash and cash equivalents                      $ 5,571,411      $  711,258
   Short-term investments                                   -         200,000
   Prepaid expenses                                       995          27,209
   Inventory used for R&D and manufacturing           402,384         395,170
   Deposits                                                 -          14,828
                                                  -----------     -----------
         Total current assets                       5,974,790       1,348,465
 RESEARCH AND OFFICE EQUIPMENT AND
   LEASEHOLD IMPROVEMENTS-
   Less accumulated depreciation of $2,231,924
     and $1,964,597                                 1,240,096       1,324,686
 PATENT COSTS- less accumulated
   amortization of $1,110,556 and $1,091,597          414,898         587,439
 RESTRICTED CASH                                       68,836         987,652
 DEPOSITS                                           1,575,000       1,575,000
 DEFERRED RENT                                      8,936,961       8,660,837
 LONG-TERM INTEREST RECEIVABLE                        332,679         199,593
                                                  -----------     -----------
                TOTAL ASSETS                      $18,543,260     $14,683,672
                                                  ============    ===========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accounts payable                               $ 1,531,922     $   427,509
   Accrued expenses                                   689,912         113,179
   Due to employees                                   103,375          36,077
   Accrued interest on convertible debt                29,134          45,558
   Derivative instruments - current portion         4,202,771       3,018,697
   Deposits held                                       10,000               -
   Short-term loan                                          -         200,000
                                                  -----------      ----------
        Total current liabilities                   6,567,114       3,841,020

   Deferred rent                                       14,285           6,617
   Note payable - related party                     1,060,000               -
                                                  -----------     -----------
        Total liabilities                           7,641,399       3,847,637

  COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized,
     200,000 shares; no shares issued and
     outstanding                                            -               -
   Common stock, $.01 par value; authorized,
     300,000,000 shares; issued and outstanding,
     146,182,099 and 120,796,094 shares at June 30,
     2009 and September 30, 2008,respectively       1,461,821       1,207,961
   Additional paid-in capital                     144,576,694     134,324,370
   Accumulated deficit                           (135,136,654)   (124,696,296)
                                                  -----------     -----------
           Total stockholders' equity              10,901,861      10,836,035
                                                  -----------     -----------
 LIABILITIES AND STOCKHOLDERS' EQUITY            $ 18,543,260    $ 14,683,672
                                                 ============    ============

            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                     Nine Months Ended June 30,
                                                      2009              2008
                                                      ----              ----
 REVENUE:
   Rent income                                    $   49,643        $    1,530
   Grant revenue                                           -             3,535
   Other income                                          450                 -
                                                  ----------        ----------
                    Total revenue                     50,093             5,065
 EXPENSES:
   Research and development, excluding depreciation
    of $266,739 and $101,005 included below        3,832,582         3,041,212
   Depreciation and amortization                     331,656           161,211
   General and administrative                      4,015,921         3,931,857
                                                  ----------        ----------
                      Total expenses               8,180,159         7,134,280
                                                  ----------        ----------

  LOSS FROM OPERATIONS                            (8,130,066)       (7,129,215)
 (LOSS) GAIN ON DERIVATIVE INSTRUMENTS            (1,892,084)           35,157
 INTEREST INCOME                                     208,113           430,320
 INTEREST EXPENSE                                   (614,654)         (378,569)
                                                  ----------        ----------
 NET LOSS BEFORE INCOME TAXES                    (10,428,691)       (7,042,307)
 INCOME TAX PROVISION                                      -                 -
                                                  ----------        ----------
 NET LOSS                                        (10,428,691)       (7,042,307)
 DIVIDENDS                                           (11,667)         (424,815)
                                                  ----------        ----------
 NET LOSS AVAILABLE TO COMMON SHAREHOLDERS      $(10,440,358)     $ (7,467,122)
                                                ============      ============
 NET LOSS PER COMMON SHARE (BASIC)              $      (0.08)     $      (0.06)
                                                ============      ============
 NET LOSS PER COMMON SHARE (DILUTED)            $      (0.08)     $      (0.06)
                                                ============      ============
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING, BASIC & DILUTED           125,655,445       116,594,797
                                                ============      ============


            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                                    Three Months Ended June 30,
                                                      2009              2008
                                                    --------           -------
 REVENUE:
   Rent income                                     $    30,000       $       -
   Grant revenue                                             -           3,535
   Other income                                            450               -
                                                   -----------       ---------
                    Total revenue                       30,450           3,535
 EXPENSES:
  Research and development, excluding depreciation
   of $101,108 and $7,246 included below             1,619,120         975,183
  Depreciation and amortization                        123,114          27,743
  General and administrative                         1,946,396       1,177,288
                                                   -----------       ---------
                      Total expenses                 3,688,630       2,180,214
                                                   -----------       ---------
  LOSS FROM OPERATIONS                              (3,658,180)     (2,176,679)

 (LOSS) GAIN ON DERIVATIVE INSTRUMENTS              (2,548,327)        206,106

 INTEREST INCOME                                        68,716          94,333

 INTEREST EXPENSE                                     (445,161)         13,038)
                                                   -----------       ---------
 NET LOSS BEFORE INCOME TAXES                       (6,582,952)     (1,989,278)

 INCOME TAX PROVISION                                        -               -
                                                   -----------       ---------
 NET LOSS                                           (6,582,952)     (1,989,278)

 DIVIDENDS                                             (11,667)       (424,815)
                                                   -----------       ---------
 NET LOSS AVAILABLE TO COMMON SHAREHOLDERS         $(6,594,619)    $(2,414,093)
                                                   ===========     ===========

 NET LOSS PER COMMON SHARE (BASIC)                 $     (0.05)    $     (0.02)
                                                   ===========     ===========

 NET LOSS PER COMMON SHARE (DILUTED)              $     (0.05)    $     (0.02)
                                                   ===========     ===========

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING, BASIC & DILUTED             130,076,656     117,773,569
                                                   ===========     ===========


            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                     Nine Months Ended June 30,
                                                      2009             2008
                                                    --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                          $(10,428,691)    $(7,042,307)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                        331,656         161,211
  Issuance of common stock, warrants and stock
     options for services                            1,718,450       1,486,054
  Common stock contributed to 401(k) plan               19,972          79,837
  Employee option cost                               1,403,155         398,144
  Consultant option extension                                -          99,181
  (Gain) loss on derivative instruments              1,892,084         (35,157)
  Amortization of discount on convertible debt         111,990         199,501
  Amortization of deferred rent                        595,994               -
  Impairment loss on retirement of equipment                 -             595
  Correction of stock overpayment pricing                    -           1,471
  Loss on abandonment of patents                       138,526           1,974
 Decrease (increase) in prepaid expenses                26,214            (331)
 (Increase) decrease in inventory for R&D and
     manufacturing                                      (7,214)        103,980
  Increase in long -term interest receivable          (133,086)       (171,346)
  Decrease in deposits                                  14,828               -
  Increase  in accounts payable                      1,091,454          21,510
  Increase in accrued expenses                         576,733          11,411
  Increase in amount due to employees                   67,298          11,771
  Increase (decrease) in deposits held                  10,000          (3,000)
  Increase (decrease) in accrued interest on
     convertible debt                                   23,730         (17,621)
  Increase in deferred rent                              7,668           4,398
                                                    ----------       ---------
NET CASH USED IN OPERATING ACTIVITIES               (2,539,239)     (4,688,724)
                                                    ----------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additional investment in manufacturing facility            -      (2,102,792)
  Investment in available-for-sale securities                -      (5,800,000)
  Decrease in restricted cash                          918,816               -
  Increase in deferred rent                           (505,224)              -
  Sale of investments available-for-sale securities    200,000       5,600,000
  Purchase of equipment                               (173,828)        (19,082)
  Patent costs                                         (26,264)        (70,384)
                                                    ----------       ---------
NET CASH  PROVIDED BY (USED IN) INVESTING
  ACTIVITIES                                           413,500      (2,392,258)
                                                    ----------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                    -          14,403
  Licensing proceeds (Note D)                        1,249,981               -
  Sale of common stock and warrants (Note D)         5,845,241               -
  Repayment of convertible notes                      (630,000)       (765,000)
  Proceeds from short term loan-related party        1,060,000         656,340
  Repayment of short term loan                        (200,000)       (656,340)
  Financing costs                                     (339,330)              -
                                                    ----------       ---------
NET CASH PROVIDED BY (USED IN) FINANCING
   ACTIVITIES                                        6,985,892        (750,597)
                                                    ----------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                       4,860,153      (7,831,579)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                  711,258      10,993,021
                                                   -----------     -----------
  End of period                                     $5,571,411     $ 3,161,442
                                                   ===========     ===========

                                                                   (continued)
            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                                   (continued)


                                                    Nine Months Ended June 30,
                                                      2009             2008
                                                    --------         --------
SUPPLEMENTAL INFORMATION ON NONCASH TRANSACTIONS:
Patent costs included in accounts payable:
Increase in accounts payable                      $     (4,050)   $    (20,159)
Increase in patent costs                                 4,050          20,159
                                                  ------------    ------------
                                                  $          -    $          -
                                                  ============    ============
Equipment costs included in accounts payable:
Increase in accounts payable                      $     (8,909)   $       (712)
Increase in research and office equipment                8,909             712
                                                  ------------    ------------

                                                  $          -    $          -
                                                  ============    ============
Payment of convertible debt principal with
  common stock:
Decrease in convertible debt                      $    190,000    $          -
Increase in common stock                                (7,216)              -
Increase in additional paid-in capital                (182,784)              -
                                                  ------------    ------------
                                                  $          -    $          -
                                                  ============    ============
Conversion of interest on convertible debt into
common stock:
Decrease in accrued interest on convertible debt  $     40,153    $          -
Increase in common stock                                (1,705)              -
Increase in additional paid-in capital                 (38,448)              -
                                                  ------------    ------------
                                                  $          -    $          -
                                                  ============    ============
Issuance of warrants with licensing agreement:
(Note D)
Increase in additional paid-in capital            $ (1,015,771)   $          -
Decrease in additional paid-in capital               1,015,771               -
                                                  ------------    ------------
                                                  $          -    $          -
                                                  ============    ============
Issuance of warrants in connection with financing:
(Note D)
Increase in additional paid-in capital            $ (2,841,308)   $          -
Decrease in additional paid-in capital               2,841,308               -
                                                  ------------    ------------
                                                  $          -    $          -
                                                  ============    ============
Equipment purchased with restricted cash:
Increase in research and office equipment         $          -    $  1,736,521
Decrease in restricted cash                                  -      (1,736,521)
                                                  ------------    ------------
                                                  $          -    $          -
                                                  ============    ============
Warrants issued for deferred rent:
Increase in deferred rent                         $    366,894    $          -
Increase in additional paid-in capital                (366,894)              -
                                                  ------------    ------------
                                                  $          -    $          -
                                                  ============    ============
Cost of investor  shares issued and warrant
extension:
Increase in accumulated deficit                   $     11,667    $    424,815
Increase in common stock                               (11,667)              -
Increase in additional paid-in capital                       -        (424,815)
                                                  ------------    ------------
                                                  $          -    $          -
                                                  ============    ============
NOTE:
Cash expenditures for interest expense            $     85,406    $    189,202
                                                  ============    ============

            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008



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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of June 30, 2009 and the results of operations for the nine and three-month periods then ended. The condensed consolidated balance sheet as of September 30, 2008 is derived from the September 30, 2008 audited consolidated financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the nine and three-month periods ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the entire year.

      The Company has evaluated subsequent events from the date of the financial statements through the date of the filing of this Form 10-Q. See Note K for the subsequent events that were identified.

      Significant accounting policies are as follows:

      Research and Office Equipment - Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Repairs and maintenance which do not extend the life of the asset are expensed when incurred. Depreciation expense for the nine-month periods ended June 30, 2009 and 2008 were $267,327 and $101,005, respectively. Depreciation expense for the three-month periods ended June 30, 2009 and 2008 were $101,329 and $7,246, respectively.

      Patents - Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years). In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the nine-month periods ended June 30, 2009 and 2008, the Company recorded $138,526 and $1,974, respectively, in patent impairment charges. For the nine-month periods ended June 30, 2009 and 2008, amortization of patent costs totaled $64,329 and $60,206, respectively. For the three month periods ended June 30, 2009 and 2008, amortization of patent costs totaled $21,785 and $20,497, respectively. The Company estimates that amortization expense will be $85,088 for each of the next five years, totaling $425,440.

      Research and Development Costs - Research and development expenditures are expensed as incurred. Total research and development costs, excluding depreciation, were $3,832,583 and $3,041,212 for the nine months ended June 30, 2009 and 2008. For the three months ended June 30, 2009 and 2008, total research and development costs, excluding depreciation, were $1,619,120 and $975,183. Research and development costs for the three months ended June 30, 2009 include rent expense of $419,354 related to the first six months of fiscal year 2009.

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

      Stock-Based Compensation - In December 2004, the FASB issued SFAS No. 123R, "Share-Based Payment". SFAS No. 123R requires companies to recognize expense associated with share based compensation arrangements, including employee stock options, using a fair value-based option pricing model. SFAS No. 123R applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employees. Compensation expense has been recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005 as well as for the portion of awards previously granted that vested during the period ended June 30, 2009. For the nine months ended June 30, 2009 and 2008, the Company recorded $1,403,155 and $398,144, respectively, in general and administrative expense for the cost of employee options. The Company's options typically vest over a three-year period from the date of grant. After one year, the stock is one-third vested, with an additional one-third vesting after two years and the final one-third vesting at the end of the three-year period. There were 4,763,389 and 1,335,000 options granted to employees during the nine-month periods ended June 30, 2009 and 2008. The options granted during the nine months ended June 30, 2009 were compensation for deferred and reduced salaries due to a lack of funds during the fiscal year. Options are granted with an exercise price equal to the closing price of the Company's stock on the day before the grant. The Company determines the fair value of the employee compensation using the Black Scholes method of valuation.

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

      During the nine and three months ended June 30, 2009, no options were exercised. During the nine months ended June 30, 2008, 50,467 options were exercised. All options exercised were from the non-qualified plans. The total intrinsic value of options exercised during the nine months ended June 30, 2008 was $17,691.

      Options to non-employees are accounted for in accordance with FASB's Emerging Issues Task Force (EITF) Issue 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model. The Black-Scholes model requires management to make assumptions regarding the fair value of the options at the date of grant and the expected life of the options. There were 450,000 options granted to non-employees during the nine months ended June 30, 2009 and the expense of $366,894 was recorded as a debit to general and administrative expense and a credit to additional paid-in capital. There were 2,581,488 shares of common stock issued to consultants during the nine months ended June 30, 2009 at an expense for the nine months ended June 30, 2009 of $462,234. In addition, a portion of the expense of common stock issued in previous quarters was expensed. The expense for the nine months ended June 30, 2009 was $391,000.

B. NEW ACCOUNTING PRONOUNCEMENTS

      In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements". The statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements.

      The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-2, Effective Date of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has adopted this statement and it did not affect its current practice in valuing fair value of its derivatives each quarter. See Note F.

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

      In June 2008, the FASB finalized EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock". The EITF lays out a procedure to determine if the debt instrument is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. The Company believes EITF 07-05 may have a material impact on its convertible debt and certain warrants.

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

      In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" ("FSP FAS 107-1 and APB 28-1"). This FSP amends FASB Statement No. 107, "Disclosures about Fair Values of Financial Instruments", to require disclosures about fair values of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, "Interim Financial Reporting", to require those disclosures in summarized financial information at interim reporting periods. FSP FAS 107-1 and APB 28-1 because effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the FSP for the period ended June 30, 2009.

      In May 2009, the FASB issued SFAS No. 165, "Subsequent Events" ("SFAS No. 165"), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 became effective for the Company for the period ended June 30, 2009 and is to be applied prospectively. The impact of adoption was not significant.

      In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standard Codification (TM) ("Codification") and the Hierarchy of Generally Accepted Accounting Principles", effective for interim and annual reporting periods ending after September 15, 2009. This statement replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" and establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification does not replace or affect guidance issued by the SEC or its staff. After the effective date of this statement, all non-grandfathered non-SEC accounting literature not included in the Codification will be superseded and deemed non-authoritative.

C. AVAILABLE-FOR-SALE SECURITIES

      At September 30, 2008, the Company had $200,000 in face value of Auction Rate Cumulative Preferred Shares (ARPs), liquidation preference of $25,000 per share, of an income mutual fund. During the nine months ended June 30, 2009, the Company redeemed the ARPs for $200,000.

      The Company carried the ARPs at par value until they were repaid in November 2008. The loan that the Company had taken against these ARPs was repaid at the same time.


D. STOCKHOLDERS' EQUITY

      In November and December 2007, the Company extended 1,905,633 employee options and 2,016,176 investor and consultant warrants. The options and warrants were due to expire from December 1, 2007 through December 31, 2008. All options and warrants were extended for an additional five years from the original expiration date. The cost of the extension of employee options of $465,008 was recorded as a debit to general and administrative expense and a credit to additional paid-in capital. The cost of the extension of investor warrants of $424,815 was recorded as a debit to accumulated deficit (dividend) and a credit to additional paid-in capital. The cost of the extension of the consultant warrants of $99,181 was recorded as a debit to general and administrative expense and a credit to additional paid-in capital. The additional cost of the extension of employee options and investor and consultant warrants was determined using the Black Scholes method.

      In January and March, 2008, the Company issued 1,116,020 shares of restricted common stock to employees. The stock was valued at prices ranging from $0.52 to $0.62. The total cost of the stock issued to employees was $687,830. The cost of the stock for the nine months ended June 30, 2009 of $180,189 was expensed to research and development ($58,130) and general and administrative expense ($122,059). In addition, in March and April of 2008, the Company issued a total of 516,000 shares of restricted common stock to two consultants at $0.52 and $0.69 per share for a total cost of $134,160. This stock was be expensed over the period of the contracts with the consultants. The expense for the nine months ended June 30, 2009 was $160,912.

      In November of 2008, the Company extended its licensing agreement for Multikine with Orient Europharma. The new agreement extends the Multikine collaboration to also cover South Korea, the Philippines, Australia and New Zealand. The licensing agreement initially focuses on the areas of head and neck cancer, nasopharyngeal cancer and potentially cervical cancer. The agreement expires 15 years after the commencement date which is defined as the date of the first commercial sale of Multikine in any country within their territory. As a result of the agreement, Orient Europharma purchased 1,282,051 shares of common stock at a cost of $0.39 per share, for a total to the Company of $500,000.

      During the nine months ended June 30, 2009, 2,568,816 shares of common stock were issued in payment of invoices totaling $868,846. Common stock was also issued to pay interest and principal on the convertible debt. (See Note E.) In addition, the balance of the shares issued to the Company's President in September 2008 were expensed at a cost of $200,000. An additional 1,030,928 shares were issued to the President in March 2009. A portion of the cost of $200,000 was expensed during the nine months ended June 30, 2009, totaling $125,555. In addition 12,672 shares were issued to an employee for expenses. The shares were expensed at a cost of $3,168 during the quarter ended June 30, 2009.

      On December 30, 2008, the Company entered into an Equity Line of Credit agreement as a source of funding for the Company. For a two-year period, the agreement allows the Company, at its discretion, to sell up to $5 million of the Company's common stock at the volume weighted average price of the day minus 9%. The Company may request a drawdown once every ten trading days, although the Company is under no obligation to request any draw-downs under the equity line of credit. The equity line of credit expires on January 6, 2011. There were no draw-downs during the nine months ended June 30, 2009.

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

      In April 2009, the Company extended 300,000 employee options. The options were due to expire from April 11, 2009 through December 31, 2009. All options were extended for an additional three years from the current expiration date. The additional cost of $6,142 was recorded as a debit to option expense and a credit to additional paid-in capital. The value of the employee options was determined using the Black Scholes method.

      In June 2009, the Company sold 14,613,102 million units, with each unit consisting of one of the Company's common shares and 0.67 warrants to purchase one share of common stock. The investors purchased the units at a purchase price of $0.40 per unit. The warrants, which represent the right to acquire an aggregate of up to 9,790,777 million common shares, are exercisable at any time on or after 181 days from the Closing Date and prior to the 5-year anniversary at an exercise price of $0.50 per share. The Company received $5,845,241 less financing costs of $339,330. The warrants were valued at $2,313,836 and recorded as a debit and a credit to additional paid-in capital.

      In conjunction with the June 2009 financing, a prior financing was reset to $0.40 per share, resulting in the issuance of an additional 1,166,667 restricted shares. The issuance of these shares was accounted for as a dividend. An additional 1,815,698 warrants were also issued at $0.40 and old warrants were repriced to $0.40 in connection with the August 2008 private financing.

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

      Features of the Convertible Debt Instrument and Warrants

      The Series K Notes were convertible into 10,480,000 shares of the Company's common stock at the option of the holder at any time prior to maturity at a conversion price of $0.75 per share, subject to adjustment for certain events. The Series K Warrants were exercisable over a five-year period from February 4, 2007 through February 4, 2012 at $0.75 per share. As a result of the June 2009 financing, the note conversion price and the warrant price were reset to $0.40 and an additional 5,348,354 warrants were issued at $0.40.

      The Series K Notes bear interest at the greater of 8% or the six month LIBOR plus 300 basis points, and are required to be repaid in thirty equal monthly installments of, at that time, $207,500 beginning on March 4, 2007 and continuing through September 4, 2010. Any remaining principal balance is required to be repaid on August 4, 2011; however, holders of the Series K Notes may require repayment of the entire remaining principal balance at any time after August 4, 2009. Interest was payable quarterly beginning September 30, 2006. Each payment of principal and accrued interest may be settled in cash or in shares of common stock at the option of the Company. The number of shares deliverable under the share-settlement option is determined based on the lower of (a) $0.40 per share, as adjusted pursuant to the terms of the Series K Notes or (b) 90% applied to the arithmetic average of the volume-weighted-average trading prices for the twenty day period immediately preceding each share settlement. The Company may not make payments in shares if such payments would result in the cumulative issuance of shares of its common stock exceeding 19.999% of the shares outstanding on the day immediately preceding the issuance date of the Series K Notes, unless prior approval is given by vote of at least a majority of the shares outstanding. The Company received such approval on November 17, 2006.

      The Company is accounting for the Series K Warrants as derivative liabilities in accordance with SFAS No. 133. A debt discount of $1,734,472 is being amortized to interest expense using the effective interest method over the expected term of the Series K Notes. During the nine-month periods ended June 30, 2009 and 2008, the Company recorded interest expense of $111,990 and $199,501, respectively, in amortization of the debt discount. As of June 30, 2009, $1,420,715 of the Series K notes were left outstanding, the fair value of the Series K notes is $1,526,279 and the fair value of the investor and placement agent warrants is $2,676,492. The Company recorded a loss on derivative instruments of $1,892,084 during the nine months ended June 30, 2009 and a gain on derivative instruments of $35,157 during the nine months ended June 30, 2008. For the three months ended June 30, 2009 and 2008, the Company recorded a loss on derivative instruments of $2,548,327 and a gain of $206,106, respectively. This loss was due to two factors: 1) an increase in the Company's share price and 2) the repricing of the notes to $0.40 and the issuance of new warrants as a result of the June 2009 financing.

      During the nine and three months ended June 30, 2009 and 2008, no Series K notes were converted into shares of common stock. During the nine months ended June 30, 2009, principal payments of $630,000 were made in cash to the holders of the Series K notes. In addition, 721,565 shares of common stock were issued in lieu of cash for the principal payments due on January 4 and February 4, 2009 of $190,000. In accordance with the agreement, payment in stock must be made 20 days before the principal payment is due. The Company also paid the interest expense through December 31, 2008 with 170,577 shares of common stock. As of June 30, 2009, $1,420,715 of the Series K Notes remained outstanding.

      The following summary comprises the total of the fair value of the convertible debt and related derivative instruments at June 30, 2009 and September 30, 2008:

                                            June 30, 2009    September 30, 2008

       Face value of debt                     $1,420,715         $2,240,715
       Discount on debt                          (81,990)          (193,980)
       Investor warrants                       1,734,472          1,734,472
       Placement agent warrants                  198,259             79,664
       Fair value adjustment-convertible debt    187,554           (103,495)
       Fair value adjustment-investor warrants   743,761           (738,679)
                                              ----------         ----------
            Total fair value                  $4,202,771         $3,018,697
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

      SFAS 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to active markets for identical assets and liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The Company classifies fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:

     o Level 1 - Observable inputs such as quoted prices in active markets for identical assets or liabilities.

     o Level 2 - Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and amounts derived from valuation models where all significant inputs are observable in active markets.

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

      The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at June 30, 2009:

                                Quoted Prices in       Significant
                               Active Markets for         Other              Significant
                               Identical Assets or     Observable            Unobservable
                              Liabilities (Level 1)   Inputs (Level 2)      Inputs (Level 3)    Total
                              ---------------------   ----------------      ---------------     -----

      Derivative instruments       $      0             $1,420,715              $      0       $1,420,715
                                   ========             ==========              ========       ==========

      The fair values of the Company's derivative instruments disclosed above are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company's stock as well as U.S. Treasury Bill rates are observable in active markets.


G. LOANS

     The Company had a line of credit through its bank to borrow up to 100% of the ARPs (see Note C) at an interest rate of prime minus 1%. As of September 30, 2008, the Company had borrowed $200,000, which was repaid in November 2008. During the nine months ended June 30, 2009, the Company had paid $813 in interest on the line of credit.

     Between December 2008 and June 2009, Maximilian de Clara, CEL-SCI's President and a director, loaned the Company $1,060,000 plus accrued interest. The loan was initially payable at the end of March 2009, but was extended to the end of June 2009. At the time the loan was due, and in accordance with the loan agreement, the Company issued Mr. de Clara a warrant which entitles Mr. de Clara to purchase 1,648,244 shares of the Company's common stock at a price of $0.40 per share. The warrant is exercisable at any time prior to December 24, 2014. The cost of the warrants of $358,802 was recorded as a debit to interest expense and a credit to additional paid-in capital. Although the loan was to be repaid from the proceeds of the Company's recent financing, the Company's Directors deemed it beneficial not to repay the loan and negotiated a second extension of the loan with Mr. de Clara on terms similar to the June 2009 financing. Pursuant to the terms of the second extension the note is now due on July 6, 2014, but, at Mr. de Clara's option, the loan can be converted into shares of the Company's common stock. The number of shares which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.40. As further consideration for the second extension, Mr. de Clara received warrants which allow Mr. de Clara to purchase 1,849,295 shares of the Company's common stock at a price of $0.50 per share at any time prior to January 6, 2015. The loan from Mr. de Clara bears interest at 15% per year and is secured by a second lien on substantially all of the Company's assets. The Company does not have the right to prepay the loan without Mr. de Clara's consent.

H. OPERATIONS, FINANCING

      The Company's independent registered accountants issued a going concern opinion on the September 30, 2008 financial statements. The Company has funded costs for the acquisition of certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities and clinical trials. The Company must raise additional capital or find additional long-term financing in order to continue with its research efforts. To date, the Company has not generated any revenue from product sales. The ability of the Company to complete the necessary clinical trials with the public and private sale of its securities and loans from institutional investors and third parties and obtain Federal Drug Administration (FDA) approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

      The Company has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine. However, in light of the current capital market environment, the Company believes it is prudent not to start the Phase III clinical trial for Multikine until it has firm commitments in the form of partnerships and/or money raised for a substantial amount of cash to support the Phase III clinical trial. In the meantime, the Company will operate at significantly reduced cash expenditure levels and additional cash may be raised by offering contract manufacturing services to the pharmaceutical industry in its new manufacturing facility. The Company is currently working towards a transaction which will finance its Phase III clinical trial of Multikine. The Company believes that it will be able to obtain additional financing since Multikine is a Phase III product designed to treat cancer, an area that pharmaceutical companies are increasingly targeting. It is important to note that the Company's expenditures for fiscal year 2008 included several very large non-recurring expenses that amounted to several million dollars, mostly related to the build out of the manufacturing facility. These expenses will not recur in fiscal year 2009, thereby reducing the Company's expenditures significantly. In addition, the Company has put in place a $5 million Equity Line of Credit (see Note D). With this Equity Line of Credit in place the Company believes it will have the required capital to continue operations until 2011, without regard to potential revenues from contract manufacturing.

      In December 2008, the Company was not in compliance with certain lease requirements (i.e., failure to pay an installment of Base Annual Rent), which has, however, been cured. This resulted in a lease amendment pursuant to which the landlord agreed to defer three months (December - February) of rent which was to be paid back incrementally from future financings. In return, the Company extended 3,000,000 warrants previously given to the landlord by one year, repriced these warrants from $1.25 to $0.75 and issued the landlord an additional 787,000 warrants at $0.75. Both warrants expire on January 26, 2014. The cost of the warrants ($115,721) was accounted for as a debit to deferred rent and a credit to additional paid-in capital. All back rent was paid to the landlord in early July 2009. During the three months ended June 30, 2009, the Company issued the landlord an additional 2,296,875 warrants in accordance with an amendment to the agreement. These warrants were valued at $251,172 using the Black Scholes method. The warrants were accounted for as a debit to deferred rent and a credit to additional paid-in capital.

      In June 2009, the Company sold 14,613,102 million units, with each unit consisting of one of the Company's common shares and 0.67 warrants to purchase one share of common stock. The investors purchased the units at a purchase price of $0.40 per unit. The warrants, which represent the right to acquire an aggregate of up to 9,790,777 million common shares, are exercisable at any time on or after 181 days from the Closing Date and prior to the 5-year anniversary at an exercise price of $0.50 per share. The Company received $5,845,241 less financing costs of $339,330. The warrants were valued at $2,313,836 and recorded as a debit and a credit to additional paid-in capital.

      In general, with the reduction in expenses, the $5 million Equity Line in place and the $6 million provided by the June 2009 financing, the Company expects to have enough cash to continue operations until 2011, without regard to potential revenues from contract manufacturing.


I. DIVIDENDS

      The Company has not paid any dividends to shareholders since inception. The cost of the extension of investor warrants during the nine months ended June 30, 2008 of $424,815 was recorded as a dividend, and increased the Company's accumulated deficit. The cost of the issuance of the 1,166,667 shares of $11,667 from a previous financing in June 2009 was also recorded as a dividend and increased the accumulated deficit.

J. COMMITMENTS AND CONTINGENCIES

      Lease Agreement - In August 2007, the Company leased a building near Baltimore, Maryland. The 73,000 square foot building was remodeled in accordance with the Company's specifications so that it can be used by the Company to manufacture Multikine for the Company's Phase III clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and requires annual base rent payments of $1,575,000 during the first year of the lease. The annual base rent escalates each year at 3%. The Company is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease required the Company to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 in years six through twenty of the lease. On

      January 24, 2008, a second amendment to the lease for the manufacturing facility was signed. In accordance with the amendment, the Company was required to pay the following: 1) an additional $518,790 for movable equipment, and 2) an additional $1,295,528 into the escrow account to cover additional costs, which will increase deferred rent. These funds were transferred in early February 2008. In April 2008, an additional $288,474 was paid toward the completion of the manufacturing facility. In July 2008, the Company was required to deposit the equivalent of one year's base rent in accordance with the contract. The $1,575,000 was required to be deposited when the amount of cash the Company had fell below the amount stipulated in the lease. The Company took possession of the manufacturing facility in October 2008. An additional $505,225 was paid for the completion of the work on the manufacturing facility in October 2008. In the quarter ended June 30, 2009, the Company began amortizing the deferred rent on the building. The deferred rent for the nine months ended June 30, 2009 totaled $667,582 and was recorded as research and development expense during the three months ended June 30, 2009. This includes rent expense of $419,354 related to the first six months of fiscal year 2009.

      In February 2009, the Company subleased a portion of the manufacturing facility. The monthly rent is $10,000 and the lease has a term of one year.

K. SUBSEQUENT EVENTS

      The Company completed its June 2009 financing on June 24, 2009. The financing triggered a reset of the Series K conversion price and the warrant exercise price from $0.75 to $0.40. In total, 7,591,923 warrants were reset and an additional 8,676,478 warrants were issued at $0.40.

      In early July 2009, four additional investors were accepted into the June 2009 financing. The additional consideration of $294,498, was received from the investors following approval by the NYSE AMEX. The investors received 736,244 shares and 493,283 warrants to purchase shares of the Company's common stock under the same terms as the other investors.

      On July 31, 2009 the Company borrowed $2,000,000 from two institutional investors. The closing of the transaction is expected to occur on or before August 31, 2009. The loans will be evidenced by the Company's Series B promissory notes which will be payable one year after the closing date.

      The Company plans to use a portion of the borrowed funds to repay its outstanding Series K notes. The Company has notified the holders of the Series K notes that it intends to repay the notes on August 31, 2009. At any time prior to August 31, 2009 the Series K note holders may convert all or part of the Series K notes into shares of the Company's common stock. The number of shares, if any, to be issued upon conversion will be determined by dividing the amount to be converted by $0.40. As of August 5, 2009, Series K notes in the principal amount of $715,000 had been converted into shares of the Company's common stock. If no other notes are converted, approximately $379,000 will be used to repay the remaining Series K notes.

      Any amounts not used to repay the Series K notes will be used for general corporate purposes.

      The Series B notes do not bear interest, as such, but if any of the Series B notes are repaid within six months of the closing date, the Company will be required to pay the note holders 110% of the principal amount to be repaid. If the notes are repaid six months after the closing date, the Company will be required to pay the note holders 115% of the outstanding principal due on the Series B notes.

      The promissory notes are secured by substantially all of the Company's assets.

      The Series B note holders also received Series B warrants. The Series B warrants allow the holders to purchase up to 500,000 shares of the Company's common stock at a price which will be the higher of $0.50 per share, or the closing price plus $0.01, of the Company's common stock on the day preceding the closing date. The Series B warrants can be exercised at any time six months after the closing date and expire five years after the closing date. Although it is not required to do so, the Company plans to file a registration statement with the Securities and Exchange Commission so that the shares issuable upon the exercise of the Series B warrants will be available for public sale.

CEL-SCI CORPORATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company has had only limited revenues from operations since its inception in March 1983. The Company has relied upon proceeds realized from the public and private sale of its securities as well as loans from institutional investors and third parties to meet its funding requirements. Funds raised by the Company have been expended primarily in connection with the acquisition of an exclusive worldwide license to, and later purchase of, certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, the repayment of debt, the continuation of Company sponsored research and development and administrative costs, and the construction of laboratory facilities. Inasmuch as the Company does not anticipate realizing significant revenues until such time as it enters into licensing arrangements regarding its technology and know-how or until such time it receives permission to sell its product (which could take a number of years), the Company has been dependent upon the proceeds from the sale of its securities to meet all of its liquidity and capital resource requirements and will have to continue doing so in the future.

During the nine-month periods ended June 30, 2009 and 2008, the Company provided cash totaling $4,860,153 and used cash of $7,831,579, respectively. For the nine months ended June 30, 2009 and 2008, cash used in operating activities totaled $2,539,239 and $4,688,724. For the nine months ended June 30, 2009 and 2008, cash was provided by financing activities totaled $6,985,892 and cash was used by financing activities of $750,597, respectively. Licensing proceeds of $1,249,981 and receipt of short-term loans of $1,060,000 provided funds, as did the June 2009 financing ($5,845,241). The repayment of convertible notes ($630,000), financing costs ($339,330) and the repayment of the short-term loan ($200,000) were used in financing activities during the nine months ended June 30, 2009. For the nine months ended June 30, 2008, cash provided by financing was from the exercise of employee options ($14,403)and a short-term loan ($656,340). Repayment of convertible notes of $765,000 and repayment of the short-term loan ($656,340) used cash in financing activities. For the nine months ended June 30, 2009, cash provided by investing activities was $413,500. For the nine months ended June 30, 2008, $2,392,258 was used in investing activities. For the nine months ended June 30, 2009 and 2008, the use of cash in investing activities consisted of purchases of equipment and legal costs incurred in patent applications, the use of restricted cash and, for the nine months ended June 30, 2009, the sale of the final $200,000 in ARPs.

The Company has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine. However in light of the current capital market environment, the Company believes it is prudent not to start the Phase III clinical trial until it has firm commitments in the form of partnerships and/or money raised for a substantial amount of cash to support the

Phase III clinical trial. Additionally, the Company obtained new financing of $5,845,241 in June of 2009, net of financing costs of $339,329. The Company is currently working towards a transaction which will finance its Phase III clinical trial of Multikine. In addition, the Company has put in place a $5 million Equity Line of Credit (see Note D). With this Equity Line of Credit in place the Company believes it will have the required capital to continue operations through June 2011, even without any potential revenues from contract manufacturing.

In December 2008, the Company was not in compliance with certain lease requirements (i.e., failure to pay an installment of Base Annual Rent), which has, however, been cured. This resulted in a lease amendment pursuant to which the landlord agreed to defer three months (December - February) of rent which was to be paid back incrementally from future financings. In return, the Company extended 3,000,000 warrants by one year, repriced these warrants from $1.25 to $0.75 and issued to the landlord an additional 787,000 warrants at $0.75. The cost of $115,721 was accounted for as a debit to deferred rent and a credit to additional paid-in capital. Both warrants expire on January 26, 2014. During the quarter ended June 30, 2009, the landlord was issued an additional 2,296,875 warrants in accordance with an amendment to the lease. The cost of these new warrants ($251,172) was accounted for as a debit to deferred rent and a credit to additional paid-in capital. In March 2009, the Company began paying half of the basic monthly rent while it negotiated for additional capital. On July 1, 2009, the Company paid all back rent to the landlord and is therefore not obligated to issue additional warrants to the landlord.

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

The Company had invested in ARPs (See Note C). Because of liquidity issues with these ARPs, the Company borrowed $200,000 on a line of credit which was repaid in November of 2008. The Company no longer owns any ARPs.

Results of Operations and Financial Condition

During the nine-month period ended June 30, 2009, research and development expenses increased by $791,370 compared to the nine-month period ended June 30, 2008. This increase was due to continuing expenses relating to the preparation for the Phase III clinical trial on Multikine. Nine months of amortization of the deferred rent totaled $595,994 and contributed to the increase in research and development expenses. Research and development costs for the three months ended June 30, 2009 include rent expense of $419,354 related to the first six months of fiscal year 2009. During the three-month period ended June 30, 2009, research and development expense increased by $643,937. This increase was principally caused by the nine months of amortization of the deferred rent totaling $595,994, partially offset by the layoff of some personnel in the lab during the financial crisis. The Company is currently rehiring and preparing for the start of the Phase III clinical trial.

During the nine-month period ended June 30, 2009, general and administrative expenses increased by $84,064 compared to the nine-month period ended June 30, 2008. This increase was caused primarily by the write off of abandoned patents of $138,526, offset by a decrease in shareholder expenses of approximately $81,000. During the three-month period ended June 30, 2009, general and administrative expenses increased by $769,108, primarily because of an increase in the SFAS 123R costs of approximately $724,000. The SFAS 123R cost is a non-cash charge.

Interest income during the nine months ended June 30, 2009 decreased by $222,207 compared to the nine-month period ended June 30, 2008. The decrease was due to the decline in the funds available for investment, as well as lower interest rates. Interest income for the three months ended June 30, 2009 declined by approximately $25,600.

The loss on derivative instruments of $1,892,084 for the nine months ended June 30, 2009, and the loss on derivative instruments of $2,548,327 for the three months ended June 30, 2009 was the result of the change in fair value of the Series K Notes and Series K Warrants during the period. This loss was due to two factors: 1) an increase in the Company's share price, and 2) the repricing of the notes to $0.40 as a result of the June 2009 financing.

The interest expense of $614,654 for the nine months ended June 30, 2009 was composed of five elements: 1) amortization of the Series K discount ($111,990),
2) interest paid and accrued on the Series K debt ($103,784), 3) margin interest ($813), 4) interest on the short term loan ($39,265), and 5) cost of warrants issued to short term loan holder ($358,802). This is a increase of approximately $236,085 from the nine months ended June 30, 2008 because of the cost of the warrants issued to the short term note holder, a noncash cost. The corresponding amounts for the three months ended June 30, 2009 are: 1) $31,439, 2) $29,134, 3) $-0-, 4) $25,786, and 5) $358,802.

Research and Development Expenses

During the nine-month periods ended June 30, 2009 and 2008, the Company's research and development efforts involved Multikine and L.E.A.P.S.(TM). The table below shows the research and development expenses associated with each project during the nine and three-month periods.

                               Nine Months                 Three Months
                              Ended June 30,               Ended June 30,
                           2009           2008          2009           2008
                           ----           ----          ----           ----

   MULTIKINE            $3,769,302     $2,766,414    $1,610,888     $901,069
   L.E.A.P.S                63,280        274,798         8,232       74,114
                        ----------     ----------    ----------     --------
   TOTAL                $3,832,582     $3,041,212    $1,619,120     $975,183
                        ==========     ==========    ==========     ========

As of June 30, 2009, the Company was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. The Company does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology.

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

In August 2007, the Company leased a building near Baltimore, Maryland. The 73,000 square foot building was remodeled in accordance with the Company specifications so that it can be used by the Company to manufacture Multikine for the Company's Phase III clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and requires annual base rent payments of $1,575,000 during the first year of the lease. The annual base rent escalates each year at 3%. The Company is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease required the Company to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 in years six through twenty of the lease. In January 2008, the Company signed a second amendment to the lease. In accordance with the lease, on February 8, 2008, the Company paid an additional $1,295,528 toward the remodeling costs and a further $518,790 to pay for lab equipment. In addition, in April 2008, an additional $288,474 was paid for the completion of the facility. In July 2008, the Company was required to deposit the equivalent of one year's base rent in accordance with the contract. The $1,575,000 was required to be deposited when the amount of cash the Company had fell below the amount stipulated in the lease. The Company took possession of the manufacturing facility in October 2008.

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

Critical Accounting Estimates and Policies

Management's discussion and analysis of the Company's financial condition and results of operations is based on its unaudited condensed consolidated financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. The Company believes some of the more critical estimates and policies that affect its financial condition and results of operations are in the areas of revenue recognition, operating leases, asset retirement obligations, stock-based compensation and income taxes. For more information regarding the Company's critical accounting estimates and policies, see Part II, Item 7, MD&A "Critical Accounting Estimates and Policies" in the Company's 2008 10-K report for the year ended September 30, 2008. The Company's critical accounting policies and estimates have been discussed with the Company's Audit Committee.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

As of June 30, 2009, the Company had outstanding Series K Notes and Series K Warrants which were classified as derivative financial instruments. Interest on the Series K Notes is tied to the 6-month LIBOR. Should the 6-month LIBOR increase, interest payments on the Series K debt may increase as well.

Item 4T.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company's management, including the Company's Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2009. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Company's Chief Executive and Financial Officer concluded that these disclosure controls and procedures were effective as of June 30, 2009.

Changes in Internal Control over Financial Reporting

The Company's management, with the participation of the Chief Executive and Financial Officer, evaluated whether any change in the Company's internal control over financial reporting occurred during the first nine months of fiscal year 2009. Based on that evaluation, it was concluded that there has been no change in the Company's internal control over financial reporting during the first nine months of fiscal year 2009 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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


                                        CEL-SCI CORPORATION


Date: August 14, 2009                   /s/ Geert Kersten
                                        ------------------------------------
                                        Geert Kersten, Chief Executive Officer*









* Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.