Form 10-K
period 2009-09-30
CEL SCI CORP
filed 2010-01-13
CIK 725363

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

      (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2009.

                                       OR

      (  )  TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission file number 1-11889
                               CEL-SCI CORPORATION
                         -------- --------------------
             (Exact name of registrant as specified in its charter)

           COLORADO                                   84-0916344
-------------------------------          ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

                   8229 Boone Blvd., Suite 802
                       Vienna, Virginia                        22182
               --------------------------------             -----------
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that
the registrant was required to submit and post such files).  Yes  [ ]    No  [ ]

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

Large accelerated filer  [ ]                      Accelerated filer [ ]

Non-accelerated filer  [ ]                        Smaller reporting company  [X]
(Do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act):  [  ] Yes   [X] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on March 31, 2009, as quoted on the NYSE Amex, was $29,732,201.

As of December 31, 2009, the Registrant had 203,455,189 issued and outstanding shares of common stock.

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

OVERVIEW
--------

CEL-SCI's business consists of the following:

       1)  Multikine(R) cancer therapy;
       2) New "cold fill" manufacturing service to the pharmaceutical industry; and
       3) LEAPS technology, with two products, H1N1 swine flu treatment for H1N1 hospitalized patients and CEL-2000, a rheumatoid arthritis treatment vaccine.

MULTIKINE
---------

      CEL-SCI's lead product, Multikine, is being developed for the treatment of cancer. It is the first of a new class of cancer immunotherapy drugs called Immune SIMULATORs. It simulates the activities of a healthy person's immune system, which battles cancer every day. Multikine is multi-targeted; it is the only cancer immunotherapy that both kills cancer cells in a targeted fashion and activates the general immune system to destroy the cancer. CEL-SCI believes Multikine is the first immunotherapeutic agent being developed as a first-line standard of care treatment for cancer.

      In January 2007, the US Food and Drug Administration cleared Multikine for a global Phase III clinical trial in head and neck cancer patients using Multikine. The Canadian regulatory agency, the Biologics and Genetic Therapies Directorate, had previously concurred with the initiation of a global Phase III clinical trial in head and neck cancer patients using Multikine.

      The protocol for the Phase III trial is designed to develop conclusive evidence of the efficacy of Multikine in the treatment of advanced primary (previously untreated) squamous cell carcinoma of the oral cavity (head and neck cancer). A successful outcome from this trial should enable CEL-SCI to apply for a Biologics License to market Multikine for the treatment of this patient population.

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

      Now that sufficient funding has been obtained, CEL-SCI expects to commence the pivotal Phase III clinical trial for Multikine in the summer of 2010. This follows not only many years of extensive clinical trials, but also a review of the Phase III submissions by both the FDA and the Canadian regulators.

      However, before starting the Phase III clinical trial, CEL-SCI had to develop and validate the manufacturing process for Multikine as well as build and fully validate a dedicated manufacturing facility for Multikine. CEL-SCI took delivery of its new manufacturing facility in October 2008 and completed validation in January 2010. This dedicated facility will be used to produce the Multikine that will be used for CEL-SCI's Phase III clinical trial and subsequently for sale following approval of the drug.

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

Clinical trials in over 200 patients have been completed with Multikine with the following results:

       1.  It has been demonstrated to be safe and non-toxic.

       2. It has been shown to render cancer cells much more susceptible to radiation therapy (The Laryngoscope, December 2003, Vol.113 Issue
           12).

       3. A publication in the Journal of Clinical Oncology (Timar et al, JCO, 23(15): May 2005), revealed the following:

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

      Multikine is currently being developed as an adjunct (additive) therapy to the existing treatment of previously untreated head & neck cancer patients with the goal of killing cancer cells and activating the general immune system to destroy the cancer. CEL-SCI scientists believe that patients with previously untreated disease would most likely benefit more from Multikine treatment as their immune systems are still capable of proper immune response. Head and neck cancer represents a clear unmet medical need. The recurrence rate is high and about one out of every two patients die within three years. Currently used therapies (surgery followed by radiation, chemotherapy or radio-chemotherapy) fail to completely arrest the disease because they are unable to completely remove or kill all of the cancer cells. The persistence of these residual cells is responsible for the cancer's recurrence or metastasis. Multikine is injected five times a week for three weeks around the tumor (peri-tumorally) as well as in the vicinity of the local lymph nodes (peri-lymphatically) prior to the patient's tumor being removed surgically and the patient receiving any other therapy because these are the areas in which most of the cancer will recur and from which metastases will develop. Multikine unleashes and then harnesses and enhances the immune system's ability to target and kill those tumor cells before they can cause recurrence or metastasize. It is expected that multiple indications will be pursued over time since it is the same principle for different cancers.

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

Development, Supply and Distribution Agreements
-----------------------------------------------

      CEL-SCI has a development, supply and distribution agreement with Orient Europharma of Taiwan. The agreement gave Orient Europharma the exclusive marketing rights to Multikine for all cancer indications in Taiwan, Singapore, Hong Kong and Malaysia. On November 3, 2008, CEL-SCI expanded its exclusive licensing agreement for Multikine with Orient Europharma. The new agreement extends the Multikine collaboration to also cover South Korea, the Philippines, Australia and New Zealand. As part of this new agreement, Orient Europharma invested an additional $500,000 in CEL-SCI. The agreement provides for Orient Europharma to fund the clinical trials needed to obtain marketing approvals in these countries for head and neck cancer, naso-pharyngeal cancer and potentially cervical cancer, which are very prevalent in Far East Asia. CEL-SCI may use the clinical data generated in these trials to support applications for marketing approvals for Multikine in other parts of the world. Orient Europharma will participate in and pay for part of CEL-SCI's head and neck Phase III clinical trial.

      Under the agreement, CEL-SCI will manufacture Multikine and Orient Europharma will purchase the product from CEL-SCI for distribution in the territory. Both parties will share in the revenue from the sale of Multikine. As of September 30, 2009, Orient Europharma had not started any clinical trials and CEL-SCI agreed in December 2007 with Orient Europharma, that Orient EuroPharma will participate in the global Phase III clinical trial by enrolling and paying for a substantial number of patients in its territory. Orient Europharma will also purchase Multikine from CEL-SCI for these patients at a rate established in the November 2000 agreement.

      Pursuant to an agreement dated May 2003, Eastern Biotech will receive a royalty equal to 2% of CEL-SCI's net sales of Multikine and CEL-1000 prior to May 30, 2033.

      On August 19, 2008, CEL-SCI entered into an agreement with Teva Pharmaceutical Industries Ltd. (Teva), a leading global pharmaceutical company, under which CEL-SCI granted Teva an exclusive license to market and distribute CEL-SCI's cancer drug Multikine in Israel and Turkey (the "Territory"). Although the licensing agreement is initially restricted to the areas of head and neck cancer, Teva has the right, subject to certain conditions, to include other cancers during the term of the agreement. Multikine is currently thought to be potentially useful in treating many tumor types.

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

      Effective March 6, 2009, CEL-SCI entered into a licensing agreement with Byron Biopharma LLC ("Byron") under which CEL-SCI granted Byron an exclusive license to market and distribute Multikine in the Republic of South Africa.

      Pursuant to the agreement, Byron will be responsible for registering the product in South Africa. Once Multikine has been approved for sale, CEL-SCI will be responsible for manufacturing the product, while Byron will be responsible for sales in South Africa. Revenues will be divided equally between CEL-SCI and Byron. To maintain the license Byron, among other requirements, must make milestone payments to CEL-SCI totaling $125,000 on or before March 15, 2010. There have been no milestone payments through September 30, 2009.

New Manufacturing Facility
--------------------------

      CEL-SCI's new, state-of-the-art manufacturing facility will be used to manufacture Multikine for CEL-SCI's Phase III clinical trial. Located near Baltimore, MD, it was designed over several years, and was built out to CEL-SCI's specifications during the past 18 months. CEL-SCI leased this specially designed and built out facility, rather than having Multikine produced by a third party on a contract basis, since regulatory agencies prefer that the same facility be used to manufacture Multikine for both the Phase III trials and commercial sales, assuming the Phase III trial is successful. As is customary with large, complex construction projects, the manufacturing facility required a number of construction, utility and equipment adjustments as well as "punch list" items that required additional time to complete. This resulted in a gap between the time when CEL-SCI took over the facility and the time when validations and other CEL-SCI specific activities could commence. In addition to using this facility to manufacture Multikine, CEL-SCI will offer the use of the facility as a service to pharmaceutical companies and others, particularly those that need to "fill and finish" their drugs in a cold environment (4 degrees Celsius, or approximately 39 degrees Fahrenheit). Fill and finish is the process of filling injectable drugs in a sterile manner and is a key part of the manufacturing process for many medicines.

      The fastest area of growth in the biopharmaceutical and pharmaceutical markets is biologics, and most recently stem cell products. These compounds and therapies are derived from or mimic human cells or proteins and other molecules (e.g., hormones, etc.). Nearly all of the major drugs developed for unmet medical needs (e.g., Avastin(R), Erbitux(R), Rituxan(R), Herceptin(R), Copaxon(R), etc.) are biologics. Biologics are usually very sensitive to heat and quickly lose their biological activity if exposed to room or elevated temperature. Room or elevated temperatures may also affect the shelf-life of a biologic with the result that the product cannot be stored for as long as desired. However, these products do not generally lose activity when kept at 4 degrees Celsius.

      The FDA and other regulatory agencies require a drug developer to demonstrate the safety, purity and potency of a drug being produced for use in humans. When filling a product at 4 degrees Celsius, minimal to no biological losses occur and therefore the potency of the drug is maintained throughout the final critical step of the drug's manufacturing process. If the same temperature sensitive drug is instead aseptically filled at room temperature, expensive and time-consuming validation studies must be conducted, first, to be able to obtain a complete understanding of the product's potency loss during the room temperature fill process, and second, to create solutions to the drug's potency losses, which require further testing and validation.

       CEL-SCI's unique, cold aseptic filling suite can be operated at temperatures between 2 degrees Celsius and room temperatures, and at various humidity levels. CEL-SCI's aseptic filling suites are maintained at FDA and EU ISO classifications of 5/6. CEL-SCI also has the capability to formulate, inspect, label and package biologic products at cold temperatures.

      Since a 4 degrees Celsius fill and finish process can save drug manufacturers time and money, CEL-SCI believes it will be able to charge approximately $150,000 for an eight hour fill and finish "run".

      See Item 2 of this report for information concerning the terms of the lease on the manufacturing facility.

LEAPS
-----

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

      Using the LEAPS technology, CEL-SCI has created a potential peptide treatment for H1N1 (swine flu) hospitalized patients. This L.E.A.P.S. flu treatment is designed to focus on the conserved, non-changing epitopes of the different strains of Type A Influenza viruses (H1N1, H5N1, H3N1, etc.), including "swine", "avian or bird", and "Spanish Influenza", in order to minimize the chance of viral "escape by mutations" from immune recognition. CEL-SCI's L.E.A.P.S. flu treatment contains epitopes known to be associated with immune protection against influenza in animal models.

      On September 16, 2009, the U.S. Food and Drug Administration advised CEL-SCI that it could proceed with its first clinical trial to evaluate the effect of LEAPS-H1N1 treatment on the white blood cells of hospitalized H1N1 patients. This followed an expedited initial review of CEL-SCI's regulatory submission for this study proposal. Following completion of manufacturing, the initiation of this first study will be subject to review and approval by the Institutional Review Board of any hospital participating in the study.

      On November 6, 2009, CEL-SCI announced that The Johns Hopkins University School of Medicine has given clearance for CEL-SCI's first clinical study to proceed using LEAPS-H1N1. This study started one week later.

      To fully consider a next-stage clinical trial to evaluate LEAPS-H1N1 treatment of hospitalized patients with laboratory-confirmed H1N1 Pandemic Flu under an Exploratory IND, the FDA has asked CEL-SCI to submit a detailed follow-up regulatory filing with extensive additional data. Thus, in parallel with preparing for this first study, CEL-SCI is proceeding on an expedited basis to complete this next submission. Recognizing that it cannot proceed with its next-stage clinical trial without the FDA's concurrence, CEL-SCI anticipates engaging in a detailed dialogue with the FDA regarding the proposed LEAPS-H1N1 clinical-development program following this future filing.

      With its LEAPS technology, CEL-SCI also discovered a second peptide named CEL-2000, a potential rheumatoid arthritis vaccine. The data from animal studies of rheumatoid arthritis using the CEL-2000 treatment vaccine demonstrated that CEL-2000 is an effective treatment against arthritis with fewer administrations than those required by other anti-rheumatoid arthritis treatments, including Enbrel(R). CEL-2000 is also potentially a more disease type specific therapy, is calculated to be significantly less expensive and may be useful in patients unable to tolerate or who may not be responsive to existing anti-arthritis therapies.

      None of the products or vaccines which are in development using the LEAPS technology have been approved by the FDA or any other government agency. Before obtaining marketing approval from the FDA in the United States, and by comparable agencies in most foreign countries, these product candidates must undergo rigorous preclinical and clinical testing which is costly and time consuming and subject to unanticipated delays. There can be no assurance that these approvals will be granted.

RESEARCH AND DEVELOPMENT
------------------------

      Since 1983, and through September 30, 2009, approximately $65,331,400 has been spent on CEL-SCI-sponsored research and development, including $6,011,750, $4,101,600, and $2,529,000 respectively during the years ended September 30, 2009, 2008 and 2007.

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

GOVERNMENT REGULATION
---------------------

New drug development and approval process

      Regulation by governmental authorities in the United States and other countries is a significant factor in the manufacture and marketing of biological and other drug products and in ongoing research and product development activities. CEL-SCI's products will require regulatory approval by governmental agencies prior to commercialization. In particular, these products are subject to rigorous preclinical and clinical testing and other premarket approval requirements by the FDA and regulatory authorities in other countries. In the United States, various statutes and regulations also govern or influence the manufacturing, safety, labeling, storage, record keeping and marketing of pharmaceutical and biological drug products. The lengthy process of seeking these approvals, and the subsequent compliance with applicable statutes and regulations, require the expenditure of substantial resources. CEL-SCI believes that it is currently in compliance with applicable statutes and regulations that are relevant to its operations. CEL-SCI has no control, however, over the compliance of its partners.

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

      Regulatory approval, when and if obtained, may be limited in scope. In particular, regulatory approvals will restrict the marketing of a product to specific uses. Further, approved biological and other drugs, as well as their manufacturers, are subject to ongoing review. Discovery of previously unknown problems with these products may result in restrictions on their manufacture, sale or use or in their withdrawal from the market. Failure to comply with regulatory requirements may result in criminal prosecution, civil penalties, recall or seizure of products, total or partial suspension of production or injunction, as well as other actions affecting CEL-SCI. Any failure by CEL-SCI or its partners to obtain and maintain, or any delay in obtaining, regulatory approvals could materially adversely affect CEL-SCI's business.

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

      Several biotechnology companies are producing compounds that utilize cytokines. However, CEL-SCI believes that its main advantage lies in two areas and that those two areas will allow it to be successful: 1) Multikine is given prior to surgery, radiation and/or chemotherapy, a time when the immune system can still be activated effectively. Other companies give their immunotherapy drugs after these cancer treatments. At that time the immune system is already so weakened that it can no longer mount a complete immune response. 2) Multikine simulates the activities of a healthy person's immune system, which battles cancer every day. Multikine is multi-targeted; it is a cancer immunotherapy that both kills cancer cells in a targeted fashion and activates the general immune system to destroy the cancer. In addition, since Multikine is a complex biologic, CEL-SCI believes that it will be extremely difficult for someone to copy Multikine.

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

      CEL-SCI has selected a Clinical Research Organization (CRO) for the Phase III trial with Multikine. The expected start date for the clinical trial is the summer of 2010. The expected cost of the clinical trial is about $20 million

(excluding the costs that will be paid by CEL-SCI's partners).

EMPLOYEES
---------

      As of December 31, 2009, CEL-SCI had 29 employees. Seven employees are involved in administration, 20 employees are involved in manufacturing and 2 employees are involved in general research and development with respect to CEL-SCI's products.

ITEM 1A.  RISK FACTORS
----------------------

      Investors should be aware that the risks described below could adversely affect the price of CEL-SCI's common stock.

Risks Related to CEL-SCI
------------------------

Since CEL-SCI has earned only limited revenues and has a history of losses, CEL-SCI will require additional capital to remain in operation.

      CEL-SCI has had only limited revenues since it was formed in 1983. Since the date of its formation and through September 30, 2009 CEL-SCI incurred net losses of approximately $156,071,600. CEL-SCI has relied principally upon the proceeds of public and private sales of its securities to finance its activities to date. All of CEL-SCI's potential products, with the exception of Multikine, are in the early stages of development, and any commercial sale of these products will be many years away. Even potential product sales from Multikine are many years away as cancer trials can be lengthy. Accordingly, CEL-SCI expects to incur substantial losses for the foreseeable future.

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

      In December 2008, CEL-SCI entered into an equity line of credit agreement with Ascendiant Capital Group, LLC in order to establish a possible source of funding for CEL-SCI. The equity line of credit agreement establishes what is sometimes referred to as an equity drawdown facility. Although Ascendiant, under the equity line of credit agreement, has agreed to provide CEL-SCI with up to $5,000,000 of funding prior to January 6, 2011, there is no guarantee that Ascendiant will be able to provide the full $5,000,000 of funding if required by CEL-SCI.

      During fiscal year 2009, CEL-SCI raised gross proceeds from investors exceeding $39 million through equity financings and conversion of warrants and received an additional $1.25 million in equity investments from partners.

      In accordance with the terms of the manufacturing facility's lease, CEL-SCI must maintain a certain amount of cash. Should CEL-SCI's cash position fall below the amount stipulated in the lease CEL-SCI would be required to deposit with the landlord the equivalent of one year's base rent. CEL-SCI paid this additional amount of $1,575,000 in 2008 and has the opportunity to recoup this deposit once its cash balance reaches a certain level. That level has been reached and will likely be maintained through December 31, at which time CEL-SCI expects to receive the additional amount of $1,575,000 back from the landlord. The landlord has the right to declare CEL-SCI in default if CEL-SCI fails to pay any installment of the base rent when such failure continues for a period of 5 business days after CEL-SCI's receipt of written notice from the landlord, provided that if CEL-SCI fails to pay any of the foregoing within five business days more than two times in any twelve-month period during the lease, the landlord will not be required to provide CEL-SCI with any further notice and CEL-SCI will be deemed to be in default. As of the date of this filing, CEL-SCI was not in default on the lease.

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

      Therapeutic agents, drugs and diagnostic products are subject to approval, prior to general marketing, from the FDA in the United States and by comparable agencies in most foreign countries. Before obtaining marketing approval, these product candidates must undergo rigorous preclinical and clinical testing which is costly and time consuming and subject to unanticipated delays. There can be no assurance that such approvals will be granted.

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

      product design, development and manufacture;
      adverse drug experience;
      product advertising and promotion;
      product manufacturing, including good manufacturing practice requirements; record keeping requirements;
      registration and listing of CEL-SCI's establishments and products with the FDA and certain state agencies;
      product storage and shipping;
      drug sampling and distribution requirements;
      electronic record and signature requirements; and labeling changes or modifications.

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

      The market price of CEL-SCI's common stock, as well as the securities of other biopharmaceutical and biotechnology companies, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. During the twelve months ended September 30, 2009, CEL-SCI's stock price has ranged from a low of $0.14 per share to a high of $2.10 per share. Factors such as fluctuations in CEL-SCI's operating results, announcements of technological innovations or new therapeutic products by CEL-SCI or its competitors, governmental regulation, developments in patent or other proprietary rights, public concern as to the safety of products developed by CEL-SCI or other biotechnology and pharmaceutical companies, and general market conditions may have a significant effect on the future market price of CEL-SCI's common stock.

Shares issuable upon the exercise of outstanding warrants and options may substantially increase the number of shares available for sale in the public market and may depress the price of CEL-SCI's common stock.

      CEL-SCI had outstanding convertible notes, options and warrants which as of December 31, 2009 could potentially allow the holders to acquire over 85,180,000 additional shares of its common stock. Until the options and warrants expire, and the convertible note is paid off, the holders will have an opportunity to profit from any increase in the market price of CEL-SCI's common stock without assuming the risks of ownership. Holders of convertible notes, options and warrants may convert or exercise these securities at a time when CEL-SCI could obtain additional capital on terms more favorable than those provided by the options. The conversion of the notes or the exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of CEL-SCI's common stock.

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

      An unknown number of shares of common stock, which may be sold by means of a separate registration statement, are issuable under an equity line of credit arrangement with Ascendiant Capital Group, Inc. As CEL-SCI sells shares of its common stock to Ascendiant under the equity line of credit, and Ascendiant sells the common stock to third parties, the price of CEL-SCI's common stock may decrease due to the additional shares in the market. Since shares sold pursuant to the equity line will be sold at a 9% discount to the market price of CEL-SCI's common stock at the time of any draw down, the discount may result in a further decrease in the market price of CEL-SCI's common stock. If CEL-SCI decides to draw down on the equity line of credit as the price of its common stock decreases, CEL-SCI will be required to issue more shares of its common stock for any given dollar amount invested by Ascendiant, subject to the minimum selling price specified by CEL-SCI. The more shares that are issued under the equity line of credit, the more CEL-SCI's then outstanding shares will be diluted and the more CEL-SCI's stock price may decrease. Any decline in the price of CEL-SCI's common stock may encourage short sales, which could place further downward pressure on the price of CEL-SCI's common stock. Short selling is a practice of selling shares which are not owned by a seller with the expectation that the market price of the shares will decline in value after the sale.

Claims by the former holders of CEL-SCI's Series K notes may potentially result in the issuance of additional shares of CEL-SCI's common stock and the payment of damages.

      In August 2006, CEL-SCI sold Series K notes, plus Series K warrants, to a group of private investors. The notes were convertible into shares of CEL-SCI's common stock. In connection with the sale of the Series K notes, the Series K note holders were granted a security interest in substantially all of CEL-SCI's assets. One of the Series K note holders, Iroquois Master Fund Ltd., has indicated that it believes the conversion price of the Series K notes, as well as the exercise price of the Series K warrants, should be $0.20 as opposed to $0.40. It is CEL-SCI's position that the correct conversion price was $0.40 and the correct exercise price of the warrants is $0.40.

      On October 21, 2009, Iroquois filed suit against CEL-SCI. In its complaint, alleging breach of contract, breach of fiduciary duty, conversion, and negligence, Iroquois seeks actual and punitive damages, the issuance by CEL-SCI of additional shares and warrants, and a ruling by the court that the conversion price of the notes and the exercise price of the warrants are both $0.20. See Item 3 of this report for more information.

ITEM 1B. UNRESOLVED SEC COMMENTS
--------------------------------

      None

ITEM 2.   PROPERTIES
--------------------

      CEL-SCI leases office space at 8229 Boone Blvd., Suite 802, Vienna, Virginia at a monthly rental of approximately $8,700. The lease on the office space expires in June 2012. CEL-SCI believes this arrangement is adequate for the conduct of its present business.

      CEL-SCI has a 17,900 square foot laboratory located at 4820 A-E Seton Drive, Baltimore, Maryland. The laboratory is leased by CEL-SCI at a cost of approximately $7,300 per month. The laboratory lease expires in February 2014.

      In August 2007, CEL-SCI leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI's specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI's Phase III clinical trial and sales of the drug if approved by the FDA. The lease expires on October 31, 2028 and requires annual base rent payments of approximately $1,620,000 during the twelve months ending October 31, 2010. The annual base rent escalates each year thereafter at 3%. CEL-SCI is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows CEL-SCI, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease required CEL-SCI to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 beginning in 2014. In July 2008, CEL-SCI was required to deposit $1,575,000 since the amount of CEL-SCI's cash fell below the amount stipulated in the lease. The landlord has the right to declare CEL-SCI in default if CEL-SCI fails to pay any installment of the Base Annual Rent when such failure continues for five business days after CEL-SCI's receipt of written notice from the Landlord, provided that if CEL-SCI fails to pay any installment of the Base Annual Rent within five business days more than twice in any twelve month period, the Landlord will not be required to provide CEL-SCI with any further notice and CEL-SCI will be deemed to be in default.

ITEM 3.   LEGAL PROCEEDINGS
---------------------------

      Pursuant to a Securities Purchase Agreement dated August 4, 2006, CEL-SCI sold Series K convertible notes, plus Series K warrants, to a group of private investors for $8,300,000. The notes were subsequently paid in full.

      At the holder's option, the Series K notes were convertible into shares of CEL-SCI's common stock equal in number to the amount determined by dividing each $1,000 of note principal to be converted by the conversion price. Initially, the conversion price was $0.86.

      The Series K warrants allow the note holders to purchase shares of CEL-SCI's common stock, initially at a price of $0.95 per share, at any time on or prior to February 4, 2012.

      If CEL-SCI sold any additional shares of common stock, or any securities convertible into common stock, at a price below the then applicable conversion price of the notes or the exercise price of the warrants, the conversion price of the notes and the exercise price of the warrants would be reduced to the price at which the shares were sold or the lowest price at which the securities were convertible, as the case may have been.

      If the warrant exercise price was decreased, the number of shares of common stock issuable upon the exercise of the warrant would be increased proportionately.

      However, the conversion price of the Series K notes, the exercise price of the Series K warrants, and the shares issuable upon the exercise of the warrants would not be adjusted as the result of shares issued in connection with a Permitted Financing, as that term was defined in the Securities Purchase Agreement. A Permitted Financing included shares of common stock issued or sold in connection with a bona fide licensing agreement, the primary purpose of which was not to raise cash.

      In April 2007, the conversion price of the Series K notes and the exercise price of the Series K warrants were reduced to $0.75 per share as a result of shares sold by CEL-SCI below the original conversion price of the notes and the exercise price of the warrants.

      On March 6, 2009, CEL-SCI entered into a licensing agreement with an unrelated third party. In connection with the licensing agreement, CEL-SCI sold shares of its common stock to the third party for $0.20 per share, a premium to the Company's share price at the time.

      In June 2009, the conversion price of the Series K notes and the exercise price of the Series K warrants were reduced to $0.40 per share as a result of shares sold by CEL-SCI below the conversion price of the notes and the exercise price of the warrants.

      As previously disclosed by CEL-SCI in its public filings, one of the Series K note holders, Iroquois Master Fund, Ltd. ("Iroquois") advised CEL-SCI that the conversion price of the Series K notes, as well as the exercise price of the Series K warrants, should be $0.20 since it did not believe that the sale of CEL-SCI's shares of its common stock on March 6, 2009 was a Permitted Financing.

      It is CEL-SCI's position that the shares sold on March 6, 2009 were sold in connection with a Permitted Financing and did not cause a reduction in the conversion price of the Series K notes or the exercise price of the Series K warrants.

      On October 21, 2009, Iroquois filed suit against CEL-SCI in the United States District Court for the Southern District of New York. In its complaint Iroquois alleges that CEL-SCI is liable for breach of contract, breach of fiduciary duty, conversion, and negligence.

      Through its lawsuit Iroquois is seeking $30 million in actual damages, $90 million in punitive damages, the issuance of an additional 4,264,681 shares of CEL-SCI's common stock, the issuance of warrants to purchase an additional 6,460,757 shares of CEL-SCI's common stock, and a ruling by the court that the conversion price of the notes and the exercise price of the warrants are both $0.20.

      CEL-SCI believes that Iroquois's claims are without merit and has filed a motion with the District Court seeking the dismissal of Iroquois's lawsuit.

      If Iroquois prevails in its suit, CEL-SCI may be required to issue approximately 1,166,000 additional shares of common stock and issue approximately 9,616,000 warrants at $0.20 per share to the other holders of the Series K notes and warrants, assuming all of the warrants are exercised.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------

       The annual meeting of CEL-SCI's shareholders was held on September 14, 2009.

      At the meeting the following persons were elected as directors for the upcoming year:

      Name                       Votes For            Votes Withheld
      ----                       ---------            --------------

      Maximilian de Clara        103,345,994             8,127,666
      Geert Kersten              105,674,562             5,831,098
      Alexander Esterhazy        105,126,777             6,378,883
      C. Richard Kinsolving      105,935,978             5,569,682
      Peter R. Young             106,030,003             5,475,657

     At the meeting the following proposals were ratified by the shareholders.

     1. The adoption of CEL-SCI's 2009 Incentive Stock Option Plan which provides that up to 5,000,000 shares of common stock may be issued upon the exercise of options granted pursuant to the Incentive Stock Option Plan.

     2. The adoption of CEL-SCI's 2009 Non-Qualified Stock Option Plan which provides that up to 15,000,000 shares of common stock may be issued upon the exercise of options granted pursuant to the Non-Qualified Stock Option Plan.

     3. The adoption of CEL-SCI's 2009 Stock Bonus Plan which provides that up to 2,000,000 shares of common stock may be issued to persons granted stock bonuses pursuant to the Stock Bonus Plan.

     4. An amendment to CEL-SCI's Stock Compensation Plan to provide for the issuance of up to 2,000,000 additional restricted shares of common stock to CEL-SCI's directors, officers, employees and consultants for services provided to CEL-SCI.

     5. An amendment to CEL-SC's Articles of Incorporation such that CEL-SCI would be authorized to issue 450,000,000 shares of common stock.

     6. Subject to the determination of CEL-SCI's directors that a reverse split would be in the best interest of CEL-SCI's shareholders, to approve a reverse split of CEL-SCI's common stock.

     7. Ratification of the appointment of BDO Seidman, LLP as CEL-SCI's independent registered public accounting firm for the fiscal year ending September 30, 2009.

    The following is a tabulation of votes cast with respect to these proposals:

                                  Votes
                ---------------------------------------      Broker
   Proposal        For            Against       Abstain     Non-Votes

      1.        29,845,527       6,516,907      974,690    74,168,536
      2.        29,587,024       6,587,595    1,162,505    74,168,536
      3.        30,294,490       6,429,371      613,263    74,168,536
      4.        29,648,477       6,821,416      867,231    74,168,536
      5.        82,115,894      27,368,351    2,021,415
      6.        79,068,202      30,554,163    1,883,295
      7.       105,118,573       4,600,627    1,786,460

ITEM 5.   MARKET FOR CEL-SCI'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-----------------------------------------------------------------------------

      As of December 31, 2009, there were approximately 1,100 record holders of CEL-SCI's common stock. CEL-SCI's common stock is traded on the NYSE Amex (formerly the American Stock Exchange) under the symbol "CVM". Set forth below are the range of high and low quotations for CEL-SCI's common stock for the periods indicated as reported on the NYSE Alternext US. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

      Quarter Ended           High               Low
      -------------           ----               ---

        12/31/07              $0.64             $0.48
         3/31/08              $0.74             $0.37
         6/30/08              $0.72             $0.60
         9/30/08              $0.78             $0.40

        12/31/08              $0.50             $0.18
         3/31/09              $0.40             $0.14
         6/30/09              $0.80             $0.20
         9/30/09              $2.10             $0.38

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

     The following graph compares the cumulative 5-year total return to shareholders on CEL-SCI Corporation's common stock relative to the cumulative total returns of the NYSE Amex Composite index, the RDG MicroCap Biotechnology index and a customized peer group of two companies that includes: Neoprobe Corp. and Orchestra Therapeutics Inc. IDM Pharma, Inc. ceased trading July 6, 2009 and therefore has been dropped from the peer group. The graph assumes that the value of the investment in the company's common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 9/30/2004 and tracks it through 9/30/2009.


--------------------------------------------------------------------------------
                             9/04       9/05     9/06     9/07    9/08     9/09
--------------------------------------------------------------------------------

CEL-SCI Corporation         100.00     82.46    108.77   109.68   70.18   301.75
NYSE Amex Composite         100.00     147.13   162.81   205.69  159.20   166.36
RDG MicroCap
Biotechnology               100.00     92.29     64.97   45.09    24.45   22.01
Peer Group                  100.00     44.66     21.76   12.24    21.78   53.15

     The stock price performance included in this graph is not necessarily indicative of future stock price performance.

                                  PEER GROUP 1

Neoprobe Corp.
Orchestra Therapeutics Inc

ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

      The following selected historical consolidated financial data are qualified by reference to, and should be read in conjunction with the consolidated financial statements and the related notes thereto, appearing elsewhere in this report, as well as Item 7 of this report.


                                             For the years ended September 30,
                              ---------------------------------------------------------------
Statements of Operations        2009          2008         2007          2006          2005
------------------------     ---------------------------------------------------------------

Grant revenue and other     $  80,093      $   5,065    $   57,043     $ 125,457     $ 269,925
Operating expenses:
 Research and development   6,011,750      4,101,563     2,528,528     1,896,976     2,229,729
 Depreciation and
     amortization             417,205        215,060       176,186       170,903       190,420
General and
 administrative             5,671,595      5,200,735     6,704,538     3,406,774     1,930,543
(Loss) Gain on derivative
 instruments              (28,491,650)     1,799,393       868,182     2,325,784       363,028
Other income                        -              -             -             -       625,472
Other costs of financing            -              -             -    (4,791,548)           -
Interest income                     -        483,252       562,973        92,487        52,660
Interest expense             (397,923)      (473,767)   (1,708,603)     (216,737)            -
                         -------------  ------------- ------------- ------------- -------------
Net loss                  (40,910,030)    (7,703,415)   (9,629,657)   (7,939,210)   (3,039,607)
                         -------------  ------------- ------------- ------------- -------------
Dividends                    (490,728)      (424,815)            -             -             -
                         -------------  ------------- ------------- ------------- -------------
Net loss available to
 common shareholders     $(41,400,758)  $ (8,128,230) $ (9,629,657) $ (7,939,210) $ (3,039,607)
                         -------------  ------------- ------------- ------------- -------------

Statements of Operations
------------------------

Net loss per common share
 Basic                   $      (0.31)  $      (0.07) $      (0.10) $      (0.10) $      (0.04)
 Diluted                 $      (0.31)  $      (0.07) $      (0.10) $      (0.11) $      (0.05)


Weighted average common
 shares outstanding
   Basic                  133,535,050    117,060,866    97,310,488    78,971,290    72,703,395
   Diluted (1)            133,535,050    117,060,866    97,310,488    93,834,078    73,581,925

Balance Sheets
--------------                                       September 30,

                         --------------------------------------------------------------------
                            2009             2008          2007           2006        2005
                         --------------------------------------------------------------------

Working capital          $(1,580,623)   $(2,492,555)   $10,257,568   $ 7,109,879   $ 2,235,297
Total assets              46,027,598     14,683,672     20,730,802     9,653,277     3,092,352
Derivative instruments -
 current (2)              35,113,970      3,018,697        782,732     1,670,234         1,280
Derivative instruments -
 noncurrent (2)                    -              -      4,831,252     8,645,796       811,180
Total liabilities         37,186,954      3,847,637      6,060,703    10,583,878       987,313
Stockholders' equity
(deficit)                  8,840,644     10,836,035     14,670,099      (930,601)    2,105,039


(1) The calculation of diluted earnings per share for the years ended September 30, 2009, 2008 and 2007 equals the basic earnings per share because the calculation would have been anti-dilutive.
(2)  Included in total liabilities.

      No dividends have been declared on CEL-SCI's common stock. However, in December 2007, warrants held by third parties were extended, resulting in a $424,815 charge, which was treated as a deemed dividend and is shown as such in the consolidated financial statements. In the third and fourth quarters of the fiscal year ended September 30, 2009, additional shares were issued and others extended in accordance with previous financings, resulting in a $490,728 charge, which was treated as a deemed dividend and is shown as such in the consolidated financial statements. No actual dividends were paid to shareholders.

      CEL-SCI's net losses for each fiscal quarter during the two years ended September 30, 2009 were:

                     Net income            Net income (loss) per share
Quarter                (loss)               Basic            Diluted
-------              ------------           -----            -------

12/31/2007         $ (2,267,550)          $ (0.02)          $ (0.02)
  3/31/2008        $ (3,210,294)          $ (0.03)          $ (0.03)
  6/30/2008        $ (1,989,278)          $ (0.02)          $ (0.02)
  9/30/2008        $   (661,108)          $ (0.01)          $ (0.01)

12/31/2008         $ (2,173,513)          $ (0.02)          $ (0.02)
  3/31/2009        $ (2,117,280)          $ (0.02)          $ (0.02)
  6/30/2009        $ (6,705,731)          $ (0.05)          $ (0.05)
  9/30/2009        $(30,404,234)          $ (0.19)          $ (0.14)

First three quarters of fiscal year 2009 as adjusted. See Footnote 14 for details.

      CEL-SCI has experienced large swings in its quarterly losses in 2009 and 2008. These swings are caused by the changes in the fair value of the convertible debt and warrants each quarter. These changes in the fair value of the convertible debt are recorded on the consolidated statements of operations. In addition, the cost of options granted to consultants, as discussed in the results of operations in this report, has affected the quarterly losses recorded by CEL-SCI.

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

      CEL-SCI also owns a pre-clinical technology called L.E.A.P.S. (Ligand Epitope Antigen Presentation System).

      All of CEL-SCI's projects are under development. As a result, CEL-SCI cannot predict when it will be able to generate any revenue from the sale of any of its products.

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

Results of Operations
---------------------

Fiscal 2009
-----------

      During the year ended September 30, 2009, research and development expenses increased by $1,910,187 compared to the year ended September 30, 2008. This increase was due to continuing expenses relating to the preparation for the Phase III clinical trial on Multikine. CEL-SCI is currently hiring and preparing for the start of the Phase III clinical trial.

      During the year ended September 30, 2009, general and administrative expenses increased by $470,860 compared to the year ended September 30, 2008, primarily because of an increase in the Codification 718-10-30-3 "Share Based Payment" costs of approximately $1,138,062. The Codification 718-10-30-3 "Share Based Payment" cost is a non-cash charge. This increase was primarily offset by a reduction in travel costs ($51,349), shareholder costs ($82,983) and presentation costs ($242,497).

      Interest income during the year ended September 30, 2009 decreased by $483,252 compared to the year ended September 30, 2008. The decrease was due to lower interest rates and a decline in the funds available to invest, until the later part of the year.

      The loss on derivative instruments of $28,491,650 for the year ended September 30, 2009, was the result of the change in fair value of the Series A-E Warrants as well as the Series K Notes and Series K Warrants during the period. The Series A-E warrants issued in conjunction with several financings during the fiscal year ended September 30, 2009 are considered derivative liabilities and must be valued at the end of each period. The fair value of these warrants was calculated to be $29,741,372 at September 30, 2009. In addition, the remaining Series K warrants were valued at $5,372,598 at September 30, 2009. This loss was due to three factors: 1) an increase in the Company's share price, and 2) the repricing of the Series K notes to $0.40 as a result of the June 2009 financing, and 3) the resulting increase in the number of shares and warrants owned by the Series K investors.

      The interest expense of $397,923 for the year ended September 30, 2009 was composed of five elements: 1) amortization of the Series K discount and short term loan discount ($438,980), 2) interest paid and accrued on the Series K debt ($115,559), 3) other interest ($81,602), 4) interest on the short term loan ($279,158), and net of 5) amortization of loan premium $517,376. This represents a decrease of $75,844 from the year ended September 30, 2008 due to the cost of the warrants issued to the short term note holder, a noncash cost. The corresponding amounts for the year ended September 30, 2008 are: 1) $249,106, 2) $217,140, 3) $7,521, 4) $0, and 5) $0.

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

      Interest income during the year ended September 30, 2008 decreased by $79,721 compared to fiscal 2007. The decrease was due to fewer funds available for investment. This decrease was partially offset by interest income accrued on the deferred rent on the manufacturing facility (approximately $190,500).

      The gain on derivative instruments of $1,799,393 for the year ended September 30, 2008 was the result of the change in fair value of the Series K Notes and Series K Warrants during the year. These gains were caused by fluctuations in the share price of CEL-SCI's common stock.

      The interest expense of $473,767 for the year ended September 30, 2008 was composed of three elements: 1) amortization of the Series K discount ($249,106),
2) interest paid and accrued on the Series K debt ($217,140) and 3) loan interest ($7,521). This is a decline of approximately $1,234,836 from the year ended September 30, 2007 due to the lower principal balance of Series K notes.

Research and Development Expenses
---------------------------------

      During the five years ended September 30, 2009 CEL-SCI's research and development efforts involved Multikine and L.E.A.P.S. The table below shows the research and development expenses associated with each project during this five-year period.

                      2009         2008         2007        2006       2005
                      ----         ----         ----        ----       ----

MULTIKINE          $5,281,999  $3,765,258  $2,217,108  $1,656,362  $1,911,615
L.E.A.P.S.            729,751     336,305     311,420     240,614     318,114
                   ----------  ----------  ----------  ----------  ----------
      TOTAL        $6,011,750  $4,101,563  $2,528,528  $1,896,976  $2,229,729
                   ==========  ==========  ==========  ==========  ==========

      In January 2007, FDA gave the go-ahead for the Phase III clinical trial which had earlier been cleared by the Canadian regulatory agency, the Biologics and Genetic Therapies Directorate.

      As explained in Item 1 of this report, as of September 30, 2009, CEL-SCI was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. As with Multikine, CEL-SCI does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology. Consequently, CEL-SCI cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects.

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

      In August 2007, CEL-SCI leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI's specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI's Phase III clinical trials and sales of the drug if approved by the FDA. The lease expires on October 31, 2028, and requires annual base rent payments of approximately $1.62 million during the twelve months ending October 31, 2010. See Item 2 of this report for more information concerning the terms of this lease.

      In August 2006, CEL-SCI sold Series K convertible notes, plus Series K warrants, to independent private investors for $8,300,000. The notes were convertible into shares of CEL-SCI's common stock. On August 31, 2009, all of the Series K notes had either been repaid or had been converted into shares of CEL-SCI's common stock.

      As of November 15, 2009, 8,562,711 Series K warrants had been exercised. The remaining Series K warrants allow the holders to purchase up to 3,814,908 shares of CEL-SCI's common stock at a price of $0.40 per share at any time prior to February 4, 2012. If CEL-SCI sells any additional shares of common stock, or any securities convertible into common stock at a price below the $0.40, the warrant exercise price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible, as the case may be.

      One of the Series K note holders, Iroquois Master Fund Ltd., has indicated that it believes the conversion price of the Series K notes, as well as the exercise price of the Series K warrants, should be $0.20 as opposed to $0.40. It is CEL-SCI's position that the correct conversion price was $0.40 and the correct exercise price of the warrants is $0.40.

      On October 21, 2009, Iroquois filed suit against CEL-SCI. In its complaint, alleging breach of contract, breach of fiduciary duty, conversion, and negligence, Iroquois seeks actual and punitive damages, the issuance by CEL-SCI of additional shares and warrants, and a ruling by the court that the conversion price of the notes and the exercise price of the warrants are both $0.20. See Item 3 of this report for further information.

      On August 18, 2008, CEL-SCI sold 1,383,389 shares of common stock and 2,075,084 warrants in a private financing for $1,037,500. The shares were sold at $0.75, a significant premium over the closing price of CEL-SCI's common stock. In June 2009, an additional 1,166,667 shares and 1,815,698 warrants were issued to the investors. Each warrant entitles the holder to purchase one share of CEL-SCI's common stock at a price of $0.40 per share at any time prior to August 18, 2014.

      On March 6, 2009, CEL-SCI sold 3,750,000 Units as further consideration under a licensing agreement to Byron Biopharma at a price of $0.20 per Unit totaling $750,000. Each Unit consisted of one share of CEL-SCI's common stock and two warrants. Each warrant entitles the holder to purchase one share of

CEL-SCI's common stock at a price of $0.25 per share. The warrants are exercisable at any time prior to March 6, 2016.

      Between June 23 and July 1, 2009, CEL-SCI sold 15,349,346 shares of its common stock at a price of $0.40 per share totaling $6,139,739. The investors in this offering also received 10,284,060 Series A warrants. Each Series A warrant entitles the holder to purchase one share of CEL-SCI's common stock. The Series A warrants may be exercised at any time on or after December 24, 2009 and on or prior to December 24, 2014 at a price of $0.50 per share. As of September 30, 2009, the fair value of the warrants was determined to be $15,223,759.

      On July 31, 2009, CEL-SCI borrowed $2,000,000 from two institutional investors. The loans were repaid in on September 29, 2009. The Series B note holders also received Series B warrants which allow the holders to purchase up to 500,000 shares of CEL-SCI's common stock at a price of $0.68 per share. The Series B warrants may be exercised at any time on or after March 3, 2010 and on or prior to March 3, 2015. The fair value of these warrants was determined to be $245,000 at the time of issuance. This cost was expensed at the time the loan was repaid. As of September 30, 2009, the fair value of the warrants was determined to be $735,000.

      On August 20, 2009, CEL-SCI sold 10,784,435 shares of its common stock to a group of private investors for $4,852,995 or $0.45 per share. The investors also received Series C warrants which entitle the investors to purchase 5,392,217 shares of CEL-SCI's common stock. The Series C warrants may be exercised at any time on or after February 20, 2010 and on or prior to February 20, 2015 at a price of $0.55 per share. As of September 30, 2009, the fair value of the warrants was determined to be $8,088,328.

      On September 21, 2009, CEL-SCI Corporation sold 14,285,715 shares of its common stock to a group of private investors for $20,000,000 or $1.40 per share. The investors also received Series D warrants which entitle the investors to purchase up to 4,714,284 shares of CEL-SCI's common stock. The Series D warrants may be exercised at any time prior to September 21, 2011, at a price of $1.50 per share. As of September 30, 2009, the fair value of the Series D warrants was determined to be $4,808,570. In addition, the broker received 714,286 Series E warrants. As of September 30, 2009, the fair value of the Series E warrants was determined to be $885,715.

      In December 2008, CEL-SCI entered into an equity line of credit agreement as a source of funding for CEL-SCI. For a two-year period, the agreement allows CEL-SCI, at its discretion, to sell up to $5 million of CEL-SCI's common stock at the volume weighted average price on the day of the drawdown, less 9%. CEL-SCI may request a drawdown once every ten trading days, although CEL-SCI is under no obligation to request any drawdowns under the equity line of credit. The equity line of credit expires on January 6, 2011. As of November 30, 2009, CEL-SCI had not sold any shares under the equity line of credit.

      Between December 2008 and June 2009, Maximilian de Clara, CEL-SCI's President and a director, loaned CEL-SCI $1,104,057. The loan was initially payable at the end of March 2009, but was extended to the end of June 2009. At the time the loan was due, and in accordance with the loan agreement, CEL-SCI issued Mr. de Clara a warrant which entitles Mr. de Clara to purchase 1,648,244 shares of CEL-SCI's common stock at a price of $0.40 per share. The warrant is exercisable at any time prior to December 24, 2014. Although the loan was to be repaid from the proceeds of CEL-SCI's recent financing, CEL-SCI's Directors deemed it beneficial not to repay the loan and negotiated a second extension of the loan with Mr. de Clara on terms similar to the June 2009 financing. Pursuant to the terms of the second extension the note is now due on July 6, 2014, but, at Mr. de Clara's option, the loan can be converted into shares of CEL-SCI's common stock. The number of shares which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.40. As further consideration for the second extension, Mr. de Clara received warrants which allow Mr. de Clara to purchase 1,849,295 shares of CEL-SCI's common stock at a price of $0.50 per share at any time prior to January 6, 2015. The loan from Mr. de Clara bears interest at 15% per year and is secured by a lien on substantially all of CEL-SCI's assets. CEL-SCI does not have the right to prepay the loan without Mr. de Clara's consent.

      Between July 29, 2009 and January 5, 2010, CEL-SCI received approximately $14,700,000 from the exercise of other warrants (including a number of CEL-SCI's Series A, K and L warrants) previously issued to private investors.

Future Capital Requirements
---------------------------

      Other than funding operating losses, funding its research and development program, and paying its liabilities, CEL-SCI does not have any material capital commitments. Material future liabilities as of September 30, 2009 are as follows:

Contractual Obligations:

                                Years  Ending September 30,
                                  --------------------------------------------------------------------------
                     Total        2010         2011       2012        2013         2014    2015 & thereafter
                     -----        ----         ----       ----        ----         ----    -----------------

Operating Leases  $36,871,624  $1,809,596   $1,858,471  $1,884,205  $1,855,889  $1,579,930    $27,883,533
Employment
  Contracts        $1,056,990     651,906      405,084          --          --          --             --

     In addition, CEL-SCI has additional contracts with consultants for a nine month period or less ending in fiscal year 2010. These contracts total approximately $330,000.

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

      Stock Options and Warrants - Codification 718-10-30-3 requires companies to recognize expense associated with share based compensation arrangements, including employee stock options, using a fair value-based option pricing model. Codification 718-10-30-3 applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employees. Using the modified prospective transition method of adoption, CEL-SCI reflects compensation expense in the financial statements beginning October 1, 2005. The modified prospective transition method does not require restatement of prior periods to reflect the impact of Codification 718-10-30-3. As such, compensation expense is recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005.

      Options to non-employees are accounted for in accordance with Codification 505-50-S99-1 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model. The Black-Scholes model requires CEL-SCI's management to make assumptions regarding the fair value of the options at the date of grant and the expected life of the options.

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

     Derivative Instruments--CEL-SCI enters into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. CEL-SCI accounts for these arrangement in accordance with Codification 815-10-50, "Accounting for Derivative Instruments and Hedging Activities", "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", as well as related interpretations of these standards. In accordance with accounting principles generally accepted in the United States ("GAAP"), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the statement of financial position and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features cannot be reliably measured, CEL-SCI measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings. CEL-SCI determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument and precluding the use of "blockage" discounts or premiums in determining the fair value of a large block of financial instruments. Fair value under these conditions does not necessarily represent fair value determined using valuation standards that give consideration to blockage discounts and other factors that may be considered by market participants in establishing fair value.

Accounting Pronouncements
-------------------------

      In December 2007, the FASB issued Codification 805-40-25-2, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51", which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. Codification 805-40-25-2 is effective beginning October 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.

      In March 2008, the FASB issued Codification 815-20-50-1, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133", which changes disclosure requirements for derivative instruments and hedging activities. The statement is effective for periods ending on or after November 15, 2008, with early application encouraged. CEL-SCI is currently assessing the additional requirements of this statement.

      In June 2008, the FASB finalized Codification 815-40-15-7, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock". The EITF lays out a procedure to determine if the debt instrument is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. CEL-SCI believes it will have an impact on the convertible debt and certain warrants and that its impact could be material.

      In September 2008, the FASB staff issued Codification 815-10-50-1A, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161". This applies to credit derivatives within the scope of Statement 133 and hybrid instruments that have embedded credit derivatives. It deals with disclosures related to these derivatives and is effective for reporting periods ending after November 15, 2008. It also clarifies the effective date of Codification 815-20-50-1 as any reporting period beginning after November 15, 2008. CEL-SCI is currently assessing the potential impact of this staff position on its consolidated financial statements.

      In April 2009, the FASB issued Codification 825-10-65-1, "Interim Disclosures about Fair Value of Financial Instruments".This amends FASB Statement No. 107, "Disclosures about Fair Values of Financial Instruments", to require disclosures about fair values of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The FSP also amends APB Opinion No. 28, "Interim Financial Reporting", to require those disclosures in summarized financial information at interim reporting periods. This Codification topic became effective for interim and annual reporting periods ending after June 15, 2009. CEL-SCI adopted it for the period ended June 30, 2009. There was no significant impact from this adoption.

      In May 2009, the FASB issued Codification 855-10-50, "Subsequent Events", which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This became effective for CEL-SCI for the period ended June 30, 2009 and is to be applied prospectively. The impact of the adoption was not significant.

      In June 2009, the FASB issued "The FASB Accounting Standard CodificationTM" ("Codification") and the Hierarchy of Generally Accepted Accounting Principles", effective for interim and annual reporting periods ending after September 15, 2009. This statement establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification does not replace or affect guidance issued by the SEC or its staff. After the effective date of this statement, all non-grandfathered non-SEC accounting literature not included in the Codification will be superseded and deemed non-authoritative.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS
-------------------------------------------------------------------

     Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. CEL-SCI enters into financing arrangements that are or include freestanding derivative instruments or that are or include hybrid instruments that contain embedded derivative features. CEL-SCI does not enter into derivative instruments for trading purposes. Additional information is presented in the notes to consolidated financial statements. The fair value of these instruments is affected primarily by volatility of the trading prices of the CEL-SCI's common stock. For the years ended September 30, 2009, 2008, and 2007, CEL-SCI recognized a (loss) or gain of $(28,491,650), $1,799,393, and $868,182, respectively, resulting from changes in fair value of derivative instruments. CEL-SCI has no exposure to risks associated with foreign exchange rate changes because none of the operations of CEL-SCI are transacted in a foreign currency. The interest risk on investments on September 30, 2009 was considered immaterial due to the fact that the interest rates at that time were nominal at best and the Company keeps its cash and cash equivalents in short term maturities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

      See the consolidated financial statements included with this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------------------------------------------------------------------------------

      Not applicable

ITEM 9A. and 9A(T).   CONTROLS AND PROCEDURES
---------------------------------------------

     Under the direction and with the participation of CEL-SCI's management, including CEL-SCI's Chief Executive Officer and Chief Financial Officer, CEL-SCI carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2009. CEL-SCI maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to CEL-SCI's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. CEL-SCI's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Principal Financial Officer has concluded that CEL-SCI's disclosure controls were effective as ofSeptember 30, 2009.

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

      Geert Kersten, CEL-SCI's Chief Executive and Principal Financial Officer, evaluated the effectiveness of CEL-SCI's internal control over financial reporting as of September 30, 2009 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of CEL-SCI's internal control over financial reporting and testing of the operational effectiveness of those controls.

      Based on this evaluation, Mr. Kersten concluded that CEL-SCI's internal control over financial reporting was effective as of September 30, 2009.

      There was no change in CEL-SCI's internal control over financial reporting that occurred during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, CEL-SCI's internal control over financial reporting.

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

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

Officers and Directors
----------------------

Name                     Age  Position
----                     ---  --------

Maximilian de Clara       79  Director and President
Geert R. Kersten, Esq.    51  Director, Chief Executive Officer and Treasurer
Patricia B. Prichep       58  Senior Vice President of Operations and Secretary
Dr. Eyal Talor            54  Senior Vice President of Research and
                                Manufacturing
Dr. Daniel H. Zimmerman   68  Senior Vice President of Research, Cellular
                                Immunology
John Cipriano             67  Senior Vice President of Regulatory Affairs
Alexander G. Esterhazy    67  Director
Dr. C. Richard Kinsolving 73  Director
Dr.Peter R. Young         64  Director

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

      Eyal Talor, Ph.D. joined CEL-SCI in October 1993. In October 2009, Dr. Talor was promoted to Chief Scientific Officer. Prior to this promotion he was the Senior Vice president of Research and Manufacturing since March of 1994. He is a clinical immunologist with over 19 years of hands-on management of clinical research and drug development for immunotherapy application; pre-clinical to Phase III, in the biopharmaceutical industry. His expertise includes; biopharmaceutical R&D and Biologics product development, GMP (Good Manufacturing Practices) manufacture, Quality Control testing, and the design and building of GMP manufacturing and testing facilities. He served as Director of Clinical Laboratories (certified by the State of Maryland) and has experience in the design of clinical trials (Phase I - III) and GCP (Good Clinical Practices) requirements. He also has broad experience in the different aspects of biological assay development, analytical methods validation, raw material specifications, and QC (Quality Control) tests development under FDA/GMP, USP, and ICH guidelines. He has extensive experience in the preparation of documentation for IND and other regulatory submissions. His scientific area of expertise encompasses immune response assessment. He is the author of over 25 publications and has published a number of reviews on immune regulations in relation to clinical immunology. Before coming to CEL-SCI, he was Director of R&D and Clinical Development at CBL, Inc., Principal Scientist - Project Director, and Clinical Laboratory Director at SRA Technologies, Inc. Prior to that he was a full time faculty member at The Johns Hopkins University, Medical Intuitions; School of Public Health. He holds two US patents; one on Multikine's composition of matter and method of use in cancer, and one on a platform Peptide technology (`Adapt') for the treatment of autoimmune diseases, asthma, allergy, and transplantation rejection. He also has numerous product and process inventions as well as a number of pending US and PCT patent applications. He received his Ph.D. in Microbiology and Immunology from the University of Ottawa, Ottawa, Ontario, Canada, and had post-doctoral training in clinical and cellular immunology at The John Hopkins University, Baltimore, Maryland, USA. He holds an Adjunct Associate teaching position at the Johns Hopkins University Medical Institutions.

      Daniel H. Zimmerman, Ph.D., has been CEL-SCI's Senior Vice President of Cellular Immunology between 1996 and December 2008 and again since November 2009. He joined CEL-SCI in January 1996 as the Vice President of Research, Cellular Immunology. Dr. Zimmerman founded CELL-MED, Inc. and was its president from 1987-1995. From 1973-1987, Dr. Zimmerman served in various positions at Electronucleonics, Inc. His positions included: Scientist, Senior Scientist, Technical Director and Program Manager. Dr Zimmerman held various teaching positions at Montgomery College between 1987 and 1995. Dr. Zimmerman holds over a dozen US patents as well as many foreign equivalent patents. He is the author of over 40 scientific publications in the area of immunology and infectious diseases. He has been awarded numerous grants from NIH and DOD. From 1969-1973, Dr. Zimmerman was a Senior Staff Fellow at NIH. For the following 25 years, he continued on at NIH as a guest worker. Dr Zimmerman received a Ph.D. in Biochemistry in 1969, a Masters in Zoology in 1966 from the University of Florida and a B.S. in Biology from Emory and Henry College in 1963. Dr. Zimmerman ended his full time employment with the Company on December 3, 2008.

      John Cipriano, has been CEL-SCI's Senior Vice President of Regulatory Affairs between March 2004 and December 2008 and again since October 2009. Mr. Cipriano brings to CEL-SCI over 30 years of experience in both biotech and pharmaceutical companies. In addition, he held positions at the United States Food and Drug Administration (FDA) as Deputy Director, Division of Biologics Investigational New Drugs, Office of Biologics Research and Review and was the Deputy Director, IND Branch, Division of Biologics Evaluation, Office of Biologics. Mr. Cipriano completed his B.S. in Pharmacy from the Massachusetts College of Pharmacy in Boston, Massachusetts and his M.S. in Pharmaceutical Chemistry from Purdue University in West Lafayette, Indiana. Mr. Cipriano ended his full time employment with the Company on December 3, 2008.

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

      CEL-SCI has an audit committee and compensation committee. The members of the audit committee are Alexander G. Esterhazy, C. Richard Kinsolving and Dr. Peter Young. Dr. Peter Young serves as the audit committee's financial expert. In this capacity, Dr. Young is independent, as that term is defined in the listing standards of the NYSE Amex. The members of the compensation committee are Alexander Esterhazy, Dr. C. Richard Kinsolving and Dr. Peter Young.

      CEL-SCI has adopted a Code of Ethics which is applicable to CEL-SCI'S principal executive, financial, and accounting officers and persons performing similar functions. The Code of Ethics is available on CEL-SCI's website, located at www.cel-sci.com.

      If a violation of this code of ethics act is discovered or suspected, the Senior Officer must (anonymously, if desired) send a detailed note, with relevant documents, to CEL-SCI's Audit Committee, c/o Dr. Peter Young, 6600 Preston Road, Apt. 2322, Plano, TX 75024.

ITEM 11.  EXECUTIVE COMPENSATION
--------------------------------

Compensation Discussion and Analysis

      CEL-SCI's Compensation Committee is empowered to review and approve the annual compensation and compensation procedures for CEL-SCI's executive officers and annually determines the total compensation level for our President and Chief Executive Officer. The total proposed compensation of CEL-SCI's named executive officers is formulated and evaluated by its Chief Executive Officer and submitted to the Compensation Committee for consideration.

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

Objectives and Components of the Compensation Program

     The primary objective of CEL-SCI's compensation program is to attract, motivate and retain talented executives who are enthusiastic about our mission. The components of CEL-SCI's compensation practices are:

     o CEL-SCI's base salary levels are commensurate with those of comparable positions at other biotechnology companies given the level of seniority and skills possessed by the executive officer and which reflect the individual's performance with us over time. The base salary of CEL-SCI's President, CEO and its other named executive officers is reviewed annually. Current employment agreements with Maximilian de Clara and Geert Kersten set minimums for their base salary rates.

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

      The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of CEL-SCI and (ii) by each other executive officer of CEL-SCI who received in excess of $100,000 during the three fiscal years ended September 30, 2009.

                                                                              All
                                                                             Other
                                                      Restric-               Annual
                                                     ted Stock    Option     Compen-
Name and Princi-        Fiscal    Salary     Bonus     Awards      Awards    sation
 pal Position            Year      (1)        (2)       (3)         (4)        (5)          Total
--------------------     -----    ------     ------  ---------    --------   -------      ---------

Maximilian de Clara,      2009   $334,720        --   $267,000    $380,121  $ 83,274     $1,065,114
President                 2008    363,000        --    543,174     103,320    89,268      1,098,762
                          2007    363,000        --    418,327     105,460    64,693        951,480

Geert R. Kersten,         2009    408,691        --     81,700     526,366    34,892      1,051,649
Chief Executive           2008    404,900        --    156,674     103,320    39,901        704,795
Officer and               2007    389,637        --     31,752     105,460    16,114        542,963
Treasurer

Patricia B. Prichep       2009    174,913        --     41,603     235,467     4,225        456,208
Senior Vice President     2008    185,780        --     82,558      51,660     4,225        324,223
of Operations and         2007    179,574        --     19,520      52,730     4,225        256,049
Secretary

Eyal Talor, Ph.D.         2009    212,265        --     36,627     137,878     4,225        390,994
Chief Scientific          2008    229,353        --     81,187      51,660     4,225        366,425
Officer                   2007    218,587        --     18,764      52,730     4,225        294,306

Daniel Zimmerman, Ph.D.   2009     47,124        --     16,892          --       875         64,890
Senior Vice President of  2008    175,988        --     46,186      38,745     4,225        265,144
Research. Cellular        2007    169,127        --     14,469      39,548     4,225        227,369
Immunology (6)

John Cipriano             2009     48,594        --     15,840          --        25         64,458
Senior Vice President     2008    171,028        --     45,893      38,745        25        255,691
of Regulatory Affairs (7) 2007    165,400        --     14,196      39,548        25        219,169


(1) The dollar value of base salary (cash and non-cash) earned. During the years ended September 30, 2009, 2008 and 2007, $0.00, $18,730 and $28,429,
     respectively, of the total salaries paid to the persons shown in the table were paid in restricted shares of CEL-SCI's common stock.

      Information concerning the issuance of these restricted shares is shown in the following table:

        Date Shares           Number of            Price
          Issued            Shares Issued        Per Share
        -----------         -------------        ---------

        09/20/2006             49,016              $0.52
        01/15/2008             36,020              $0.52

      On each date the amount of compensation satisfied through the issuance of shares was determined by multiplying the number of shares issued by the price per share. The price per share was equal to the closing price of CEL-SCI's common stock on the date prior to the date the shares were issued.

(2) The dollar value of bonus (cash and non-cash) earned.

(3) During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table. In the case of Mr. de Clara, during the years ended September 30, 2009, 2008 and 2007 $200,000, $400,000 and $400,000, respectively, were paid in restricted shares of CEL-SCI's common stock which cannot be sold in the public market for a period of three years after the date of issuance. In the case of all other persons listed in the table, the shares were issued as CEL-SCI's contribution on behalf of the named officer to CEL-SCI's 401(k) retirement plan and restricted shares issued from the Stock Compensation Plan.

(4) The greatest part of the value in FY 2009 is derived from options awarded to employees who did not collect a salary, reduced or deferred their salary between the period of September 15, 2008 and June 30, 2009. For example, Mr. de Clara, Mr. Kersten and Ms. Prichep did not collect any salary between September 30, 2008 and June 30, 2009. The value of all stock options granted during the periods covered by the table are calculated according to SFAS 123R requirements.

(5) All other compensation received that CEL-SCI could not properly report in any other column of the table including annual contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, CEL-SCI with respect to term life insurance for the benefit of the named executive officer, and the full dollar value of the remainder of the premiums paid by, or on behalf of, CEL-SCI. Includes board of directors fees for Mr. de Clara and Mr. Kersten.

(6) Dr. Zimmerman was CEL-SCI's Senior Vice President of Research, Cellular Immunology between January 1996 and December 2008 and since November 2009.

(7) Mr. Cipriano was CEL-SCI's Senior Vice President of Regulatory Affairs between March 2004 and December 2008 and since October 2009.

Long Term Incentive Plans - Awards in Last Fiscal Year
------------------------------------------------------

      See footnote 6 to the financial statements.

Employee Pension, Profit Sharing or Other Retirement Plans
----------------------------------------------------------

      CEL-SCI has a defined contribution retirement plan, qualifying under
Section 401(k) of the Internal Revenue Code and covering substantially all CEL-SCI's employees. CEL-SCI's contribution to the plan is made in shares of CEL-SCI's common stock. Each participant's contribution is matched by CEL-SCI with shares of common stock which have a value equal to 100% of the participant's contribution, not to exceed the lesser of $1,000 or 6% of the participant's total compensation. CEL-SCI's contribution of common stock is valued each quarter based upon the closing price of its common stock. The fiscal 2009 expenses for this plan were $61,517. Other than the 401(k) Plan, CEL-SCI does not have a defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors During Year Ended September 30, 2009
--------------------------------------------------------------

                                     Stock         Option
Name                 Paid in Cash  Awards (1)     Awards (2)    Total
----                 ------------  ----------     ----------    -----

Maximilian de Clara    $20,000      $ 5,000        $380,121    $405,121
Geert Kersten          $20,000      $ 5,000        $526,366    $551,366
Alexander Esterhazy    $20,000      $ 5,000        $ 62,753    $ 87,753
C. Richard Kinsolving  $20,000      $ 5,000        $ 62,753    $ 87,753
Peter R. Young         $20,000      $ 5,000        $ 62,753    $ 87,753

(1)  The fair value of stock issued for services.
(2) The greatest part of the value for Mr. de Clara and Mr. Kersten is derived from options awarded to them since they did not collect a salary, reduced or deferred their salary between the period of September 15, 2008 and June 30, 2009. The fair value of options granted computed in accordance with FAS 123R on the date of grant.

      Directors' fees paid to Maximilian de Clara and Geert Kersten are included in the Executive Compensation table.

Employment Contracts.
---------------------

      In April 2005, CEL-SCI entered into a three-year employment agreement with Mr. de Clara. The employment agreement provided that CEL-SCI will pay Mr. de Clara an annual salary of $363,000 during the term of the agreement. On September 8, 2006, Mr. de Clara's Employment Agreement was amended and extended to April 30, 2010. The terms of the amendment to Mr. de Clara's employment agreement are referenced in a report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2006. In the event that there is a material reduction in Mr. de Clara's authority, duties or activities, or in the event there is a change in the control of CEL-SCI, then the agreement allows Mr. de Clara to resign from his position at CEL-SCI and receive a lump-sum payment from CEL-SCI equal to 18 months salary ($544,500) and the unvested portion of any stock options would vest immediately ($409,666). For purposes of the employment agreement, a change in the control of CEL-SCI means the sale of more than 50% of the outstanding shares of CEL-SCI's Common Stock, or a change in a majority of CEL-SCI's directors.

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

      Effective September 1, 2003, CEL-SCI entered into a three-year employment agreement with Mr. Kersten. The employment agreement provides that during the term of the employment agreement CEL-SCI will pay Mr. Kersten an annual salary of $370,585 plus any increases approved by the Board of Directors during the period of the employment agreement. In the event there is a change in the control of CEL-SCI, the agreement allows Mr. Kersten to resign from his position at CEL-SCI and receive a lump-sum payment from CEL-SCI equal to 24 months salary ($883,818) and the unvested portion of any stock options would vest immediately ($1,758,666). For purposes of the employment agreement a change in the control of CEL-SCI means: (1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors. Effective September 1, 2006, Mr. Kersten's employment agreement was extended to September 1, 2011.

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

Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------

      CEL-SCI has a compensation committee comprised of Alexander Esterhazy, Dr. C. Richard Kinsolving and Dr. Peter Young, all of which are outside directors.

      During the year ended September 30, 2009, no director of CEL-SCI was also an executive officer of another entity, which had an executive officer of CEL-SCI serving as a director of such entity or as a member of the compensation committee of such entity.

Stock Options
-------------

      The following tables show information concerning the options granted during the fiscal year ended September 30, 2009, to the persons named below.

                                 Options Granted
                                 ---------------
                                                        Exercise
                              Grant         Options     Price Per  Expiration
    Name                      Date        Granted (#)     Share       Date
    ----                      -----       -----------   ---------  ----------

   Maximilian de Clara       4/24/09     1,436,250(2)      0.25     4/23/19
                             7/06/09       500,000(3)      0.38     7/06/19
                             7/21/09       250,000         0.38     7/20/19
   Geert Kersten             4/24/09     1,838,609(2)      0.25     4/23/19
                             7/06/09     4,000,000(3)      0.38     7/06/19
                             7/21/09       300,000         0.38     7/20/19
   Patricia B. Prichep       4/24/09       717,096(2)      0.25     4/23/19
                             7/06/09     3,000,000(3)      0.38     7/06/19
                             7/21/09       150,000         0.38     7/20/19
   Eyal Talor, Ph.D.         4/24/09       240,820(2)      0.25     4/23/19
                             7/06/09     3,000,000(3)      0.38     7/06/19
                             7/21/09       150,000         0.38     7/20/19
   Daniel Zimmerman, Ph.D.   7/16/09       200,000(4)      0.38     7/15/14
   John Cipriano               --               --           --         --

                                Options Exercised
                                -----------------

                                           Shares
                       Date of           Acquired On            Value
                      Exercise            Exercise             Realized
                      --------           ------------          --------

  John Cipriano       9/21/09              100,000             $113,000


                       Shares Underlying Unexercised
                            Options Which are:
                        ---------------------------    Exercise    Expiration
 Name                   Exercisable   Unexercisable      Price        Date
 ----                   -----------   -------------    --------    ----------

 Maximilian de Clara    23,333                           2.87       07/31/13
                        95,000 (1)                       1.94       08/31/13
                        70,000                           1.05       09/25/12

                       Shares Underlying Unexercised
                            Options Which are:
                        ---------------------------    Exercise    Expiration
 Name                   Exercisable   Unexercisable      Price        Date
 ----                   -----------   -------------    --------    ----------

                        56,666                           1.05       05/01/10
                        50,000                           1.05       05/01/13
                        50,000                           1.05       04/12/12
                        60,000                           1.05       04/19/10
                        60,000                           1.38       03/22/11
                        75,000                           0.54       03/14/12
                        50,000                           0.61       09/02/14
                        50,000                           0.48       09/21/15
                       100,000                           0.58       09/12/16
                       133,334                           0.63       09/13/17
                        66,667                           0.62       03/04/18
                     1,436,250 (2)                       0.25       04/23/19
                     ---------
                     2,376,250
                                         66,666          0.63       09/13/17
                                        133,333          0.62       03/04/18
                                        500,000 (3)      0.38       07/06/19
                                        250,000          0.38       07/20/19
                                        -------
                                        949,999

--------------------------------------------------------------------------------

 Geert R. Kersten       50,000                           1.05       11/01/13
                        14,000                           1.05       10/31/13
                        50,000                           1.05       07/31/13
                       224,000 (1)                       1.05       06/10/13
                        50,000                           1.05       09/25/12
                       150,000                           1.05       05/01/10
                        50,000                           1.05       05/01/13
                        50,000                           1.05       04/12/12
                        95,000 (1)                       1.94       08/31/13
                        60,000                           1.05       04/19/10
                        60,000                           1.38       03/22/11
                       560,000 (1)                       1.05       10/16/13
                       105,000                           0.54       03/14/12
                     1,890,000                           0.22       04/01/13
                        50,000                           0.61       09/02/14
                        50,000                           0.48       09/21/15
                       200,000                           0.58       09/12/16
                       133,334                           0.63       09/13/17
                        66,667                           0.62       03/04/18
                     1,838,609 (2)                       0.25       04/23/19
                     ---------
                     5,746,610

                       Shares Underlying Unexercised
                            Options Which are:
                        ---------------------------    Exercise    Expiration
 Name                   Exercisable   Unexercisable      Price        Date
 ----                   -----------   -------------    --------    ----------

 Geert R. Kersten (cont'd)               66,666          0.63       09/13/17
                                        133,333          0.62       03/04/18
                                      4,000,000 (3)      0.38       07/06/19
                                        300,000          0.38       07/20/19
                                        -------
                                      4,499,999
--------------------------------------------------------------------------------

 Patricia B. Prichep     6,000                           1.05       12/01/13
                        10,000                           1.05       11/30/13
                         9,500                           1.05       07/31/13
                         3,000                           1.05       12/31/12
                        35,000                           1.05       03/01/10
                        17,000                           1.05       12/01/13
                        15,000                           1.05       04/12/12
                        47,500 (1)                       1.94       08/31/13
                        23,000                           1.05       02/02/10
                        25,000                           1.18       12/08/10
                        30,000                           1.00       12/03/11
                       200,000 (1)                       1.05       10/16/13
                        10,500                           0.54       03/14/12
                        50,000                           0.33       04/26/12
                       243,000                           0.22       04/01/13
                       337,000                           0.22       04/01/13
                        50,000                           0.61       09/02/14
                        30,000                           0.48       09/21/15
                        90,000                           0.58       09/12/16
                        66,667                           0.63       09/13/17
                        33,334                           0.62       03/04/18
                       717,096 (2)                       0.25       04/23/19
                       -------
                     2,048,597
                                         33,333          0.63       09/13/17
                                         66,666          0.62       03/04/18
                                      3,000,000 (3)      0.38       07/06/19
                                        150,000          0.38       07/20/19
                                        -------
                                      3,249,999

--------------------------------------------------------------------------------

 Eyal Talor, Ph.D.      15,500                           1.05       07/31/13
                        16,666                           1.05       03/16/10
                        15,000                           1.05       08/03/13
                        10,000 (1)                       1.94       08/31/13
                        20,000                           1.05       08/02/12
                        25,000                           1.76       11/10/10
                        35,000                           1.00       12/03/11

                       Shares Underlying Unexercised
                            Options Which are:
                        ---------------------------    Exercise    Expiration
 Name                   Exercisable   Unexercisable      Price        Date
 ----                   -----------   -------------    --------    ----------

 Eyal Talor, Ph.D.     160,000 (1)                       1.05       10/16/13
  (cont'd)              50,000                           0.33       04/26/12
                       374,166                           0.22       04/01/13
                        50,000                           0.61       09/02/14
                        30,000                           0.48       09/21/15
                        80,000                           0.58       09/12/16
                        66,667                           0.63       09/13/17
                        33,334                           0.62       03/04/18
                       240,820 (2)                       0.25       04/23/19
                       -------
                     1,222,153
                                         33,333          0.63       09/13/17
                                         66,666          0.62       03/04/18
                                      3,000,000 (3)      0.38       07/06/19
                                        150,000          0.38       07/20/19
                                        -------
                                      3,249,999

--------------------------------------------------------------------------------
 Daniel Zimmerman, Ph.D.12,000                           1.05       12/31/13
                         3,000                           1.05       12/31/09
                         7,000                           1.05       06/19/10
                        15,000                           1.05       02/19/13
                        30,000 (1)                       1.94       08/31/13
                        15,000                           1.05       12/03/09
                        20,000                           1.05       02/02/10
                        20,000                           1.85       01/26/11
                       120,000 (1)                       1.05       10/16/13
                        41,000                           0.54       03/14/12
                        50,000                           0.33       04/16/12
                       392,000                           0.22       04/01/13
                        50,000                           0.61       09/02/14
                        30,000                           0.48       09/21/15
                        60,000                           0.58       09/12/16
                        75,000                           0.63       09/13/17
                        75,000                           0.62       03/04/18
                       200,000 (4)                       0.38       07/15/14
                       -----------
                     1,215,000

--------------------------------------------------------------------------------
 John Cipriano
                        20,000                           0.61       09/02/14
                        30,000                           0.48       09/21/15
                        60,000                           0.58       09/12/16
                        75,000                           0.63       09/13/17
                        75,000                           0.62       03/04/18
                        ------
                       260,000
                                       100,000           1.93       09/30/19
                                       -------
                                       100,000
--------------------------------------------------------------------------------

(1)     Options purchased by Employee through the Salary Reduction Plan.

(2) Options awarded to employees who did not collect a salary, reduced or deferred their salary between the period of September 15, 2008 and June 30, 2009. For example, Mr. de Clara, Mr. Kersten and Ms. Prichep did not collect any salary between September 30, 2008 and June 30, 2009.

(3) Long-term performance options: The Board of Directors has identified the successful Phase III clinical trial for Multikine to be the most important corporate event to create shareholder value. Therefore, one third of the options can be exercised when the first 400 patients are enrolled in CEL-SCI's Phase III head and neck cancer clinical trial. One third of the options can be exercised when all of the patients have been enrolled in the Phase III clinical trial. One third of the options can be exercised when the Phase III trial is completed.

(4) Options awarded to employee during the period that he was a consultant to CEL-SCI.

Stock Option, Bonus and Compensation Plans
------------------------------------------

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

      Summary. The following shows certain information as of December 31, 2009 concerning the stock options and stock bonuses granted by CEL-SCI. Each option represents the right to purchase one share of CEL-SCI's common stock.

                              Total      Shares
                             Shares     Reserved for    Shares      Remaining
                            Reserved   Outstanding     Issued as  Options/Shares
Name of Plan               Under Plans   Options      Stock Bonus  Under Plans
------------               -----------  ------------  -----------   ----------

Incentive Stock
 Option Plans               15,100,000    9,680,874         n/a    4,920,225
Non-Qualified Stock
 Option Plans               28,760,000   20,313,966         n/a    4,909,886
Stock Bonus Plans            9,940,000          n/a   7,069,010    2,869,231
Stock Compensation Plan      7,500,000          n/a   5,386,531    2,113,469

      Of the shares issued pursuant to CEL-SCI's Stock Bonus Plans 1,297,033 shares were issued as part of CEL-SCI's contribution to its 401(k) plan.

      The following table shows the weighted average exercise price of the outstanding options granted pursuant to CEL-SCI's Incentive and Non-Qualified Stock Option Plans as of September 30, 2009, CEL-SCI's most recent fiscal year end. CEL-SCI's Incentive and Non-Qualified Stock Option Plans have been approved by CEL-SCI's shareholders.

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
                                  of Outstanding    of Outstanding     Excluding Securities
Plan category                       Options (a)         Options         Reflected in Column (a)
------------------------------------------------------------------------------------------------

Incentive Stock Option Plans           9,598,874          $0.39                5,020,225
Non-Qualified Stock Option Plans      20,320,591          $0.49                4,965,485

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table shows, as of December 31, 2009, information with respect to the only persons owning beneficially 5% or more of the outstanding common stock and the number and percentage of outstanding shares owned by each director and officer and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address                   Number of Shares (1)    Percent of  Class (3)
----------------                   ----------------        -------------------

Maximilian de Clara                   6,311,866                   3.0%
Bergstrasse 79
6078 Lungern,
Obwalden, Switzerland

Geert R. Kersten                      9,073,192 (2)               4.3%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Patricia B. Prichep                   2,847,134                   1.4%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Eyal Talor, Ph.D.                     1,412,567                   0.7%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Daniel H. Zimmerman, Ph.D.            1,506,775                   0.7%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

John Cipriano                           446,693                   0.2%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Alexander G. Esterhazy                  678,333                   0.3%
20 Chemin du Pre-Poiset
CH- 1253 Vandoeuvres
Geneve, Switzerland

C. Richard Kinsolving, Ph.D.            907,424                   0.4%
P.O. Box 20193
Bradenton, FL 34204-0193

Name and Address                   Number of Shares (1)    Percent of  Class (3)
----------------                   ----------------        -------------------

Peter R. Young, Ph.D.                   679,601                   0.3%
6600 Preston Road, Apt. 2322
Plano, TX  75024

All Officers and Directors           23,863,585                  10.8%
as a Group (9 persons)


(1) Includes shares issuable prior to February 28, 2010 upon the exercise of options or warrants granted to the following persons:

Options or Warrants Exercisable

      Name                               Prior to February 28, 2010
      ----                               --------------------------

      Maximilian de Clara                        5,873,789
      Geert R. Kersten                           5,746,610
      Patricia B. Prichep                        2,048,597
      Eyal Talor, Ph.D.                            888,000
      Daniel Zimmerman                           1,197,000
      John Cipriano                                260,000
      Alexander G. Esterhazy                       458,333
      C. Richard Kinsolving, Ph.D.                 618,334
      Peter R. Young, Ph.D.                        445,000

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

      None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES
------------------------------------------------

      BDO Seidman, LLP served as CEL-SCI's independent registered public accountant for the two years ended September 30, 2009. The following table shows the aggregate fees billed to CEL-SCI for these years by BDO Seidman, LLP:

                                      Year Ended September 30,
                                      2009               2008
                                      ----               ----

Audit Fees                          $219,675          $173,052
Audit-Related Fees                        --                --
Tax Fees                                  --                --
All Other Fees                            --                --

      Audit fees represent amounts billed for professional services rendered for the audit of the CEL-SCI's annual financial statements and the reviews of the financial statements included in CEL-SCI's 10-Q reports for the fiscal year and all regulatory filings. Before BDO Seidman, LLP was engaged by CEL-SCI to render audit or non-audit services, the engagement was approved by CEL-SCI's audit committee. CEL-SCI's Board of Directors is of the opinion that the Audit Related Fees charged by BDO Seidman, LLP are consistent with BDO Seidman, LLP maintaining its independence from CEL-SCI.

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

10(h) Subscription Agreement            Incorporated by reference to Exhibit 10
      (together with Schedule required  of CEL-SCI's report on Form 8-K dated
      by Instruction 2 to Item 601      April 18, 2007.
      of Regulation S-K) pertaining to
      April 2007 sale of 20,000,000
      shares of CEL-SCI's common stock,
      10,000,000 Series L warrants and
      10,000,000 Series M Warrants.

23    Consent of BDO Seidman, LLP
                                          -------------------------------

31    Rule 13a-14(a) Certifications
                                          -------------------------------

32    Section 1350 Certifications
                                          -------------------------------

                               CEL-SCI CORPORATION

                 Consolidated Financial Statements for the Years
                  Ended September 30, 2009, 2008, and 2007, and
             Report of Independent Registered Public Accounting Firm

CEL-SCI CORPORATION

TABLE OF CONTENTS


                                                                         Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  F- 2

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
  SEPTEMBER 30, 2009, 2008, AND 2007:

    Consolidated Balance Sheets                                          F- 3

    Consolidated Statements of Operations                                F- 4

    Consolidated Statements of Stockholders' Equity                      F- 5

    Consolidated Statements of Cash Flows                                F- 7

    Notes to Consolidated Financial Statements                           F- 10

Report of Independent Registered Public Accounting Firm



Board of Directors and Stockholders
CEL-SCI Corporation
Vienna, VA

We have audited the accompanying consolidated balance sheets of CEL-SCI Corporation as of September 30, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CEL-SCI Corporation at September 30, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2009, in conformity with accounting principles generally accepted in the United States of America.


/s/ BDO SEIDMAN LLP

Bethesda, Maryland

January 13, 2010

                               CEL-SCI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2009 AND 2008

ASSETS                                                2009          2008
                                                      ----          ----

CURRENT ASSETS:
     Cash and cash equivalents                  $  33,567,516    $   711,258
     Short-term investments                                 -        200,000
     Prepaid expenses                                  39,972         27,209
     Inventory used for R&D and manufacturing         399,474        395,170
     Deposits                                       1,585,064         14,828
                                               --------------    -----------
 Total current assets                              35,592,026      1,348,465

RESEARCH AND OFFICE EQUIPMENT AND
  LEASEHOLD IMPROVMENTS - less accumulated
  depreciation of $2,259,237 and $1,964,597         1,200,611      1,324,686

PATENT COSTS--less accumulated amortization of
    $1,132,612 and $1,091,597                         423,104        587,439

RESTRICTED CASH                                        68,552        987,652

DEPOSITS                                                    -      1,575,000

DEFERRED RENT                                       8,743,305      8,860,430
                                               --------------    -----------
       TOTAL ASSETS                            $   46,027,598    $14,683,672
                                               ==============    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                             $      793,148    $   427,509
  Accrued expenses                                     98,665        113,179
  Due to employees                                     49,527         36,077
  Accrued interest on convertible debt                      -         45,558
  Related party loan                                1,107,339              -
  Short-term loan                                           -        200,000
  Deposits held                                        10,000              -
  Derivative instruments  - current portion        35,113,970      3,018,697
                                               --------------    -----------
Total current liabilities                          37,172,649      3,841,020
  Deferred rent                                        14,305          6,617
                                               --------------    -----------

              Total liabilities                    37,186,954      3,847,637
                                               --------------    -----------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value -
    authorized 100,000 shares, issued and
    outstanding, -0-                                        -              -
  Common stock, $.01 par value - authorized
    450,000,000 shares; issued and outstanding,
    191,972,021 and 120,796,094 shares at
    September 30, 2009 and 2008, respectively       1,919,720      1,207,961
  Additional paid-in capital                      173,017,978    134,324,370
  Accumulated deficit                            (166,097,054)  (124,696,296)
                                               --------------    -----------
           Total stockholders' equity               8,840,644     10,836,035
                                               --------------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $  46,027,598   $ 14,683,672
                                                =============   ============

                       See notes to consolidated financial statements

                               CEL-SCI CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

                                              2009         2008        2007
                                              ----         ----        ----

RENT INCOME AND OTHER                    $   80,093   $     5,065   $    57,043

OPERATING EXPENSES:
 Research and development (excluding
  R&D depreciation of $329,866,
  $91,292 and $74,043 respectively,
  included below)                         6,011,750     4,101,563     2,528,528
  Depreciation and amortization             417,205       215,060       176,186
  General & administrative                5,671,595     5,200,735     6,704,538
                                         ----------    ----------    -----------

         Total operating expenses        12,100,550     9,517,358     9,409,252
                                         ----------    ----------    -----------

OPERATING LOSS                          (12,020,457)   (9,512,293)   (9,352,209)

(LOSS)/GAIN ON DERIVATIVE INSTRUMENTS   (28,491,650)    1,799,393       868,182

INTEREST INCOME                                   -       483,252       562,973

INTEREST EXPENSE                           (397,923)     (473,767)   (1,708,603)
                                         ----------    ----------    -----------

NET LOSS                                (40,910,030)   (7,703,415)   (9,629,657)

DIVIDENDS                                  (490,728)     (424,815)            -
                                         ----------    ----------    -----------

NET LOSS AVAILABLE TO COMMON           $(41,400,758)  $(8,128,230)  $(9,629,657)
                                       =============  ===========   ===========

NET LOSS PER COMMON SHARE
      BASIC AND DILUTED                $      (0.31)  $     (0.07)  $     (0.10)

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING BASIC AND DILUTED         133,535,050   117,060,866   97,310,488


                 See notes to consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

                                                            Additional
                                         Common Stock         Paid-In        Unearned     Accumulated
                                     Shares       Amount      Capital      Compensation     Deficit        Total
                                   -----------------------------------------------------------------------------------

BALANCE, SEPTEMBER 30, 2006        82,697,428      826,974   105,180,834            -    (106,938,409)     (930,601)
Private placement                  20,043,331      200,433    14,832,067                                 15,032,500
401(k) contributions paid in
   common stock                       137,546        1,376        88,347                                     89,723
Issuance of common stock to
   employees                        1,663,830       16,638       308,140                                    324,778
Exercise of stock options           1,337,364       13,374       599,092                                    612,466
Penalty shares issued                 245,000        2,450       153,900                                    156,350
Stock issued to non-employees for
   service                          3,466,300       34,663     2,512,736                                  2,547,399
Issuance of stock options to
   non-employees                                               1,556,228                                  1,556,228
Payment of principal on
  convertible debt in
  common stock                        343,099        3,431       229,724                                    233,155
Conversion of convertible debt
   into common stock                5,744,764       57,448     4,323,279                                  4,380,727
SFAS 123R cost of employee options                               307,201                                    307,201
Financing costs                                                  (10,170)                                   (10,170)
Net loss                                                                                   (9,629,657)   (9,629,657)
                                   ----------    ---------   -----------    ---------      ----------   -----------
BALANCE, SEPTEMBER 30, 2007       115,678,662    1,156,787   130,081,378            -     116,568,066)   14,670,099
Sale of common stock                1,383,389       13,834     1,023,708                                  1,037,542
401(k) contributions paid in
   common stock                       205,125        2,051       106,539                                    108,590
Issuance of common stock to
   employees                        1,789,451       17,894     1,306,580                                  1,324,474
Exercise of stock options              50,467          505        13,898                                     14,403
Correction of stock overpayment
   pricing                                                         1,471                                      1,471
Stock issued to non-employees
   for service                      1,689,000       16,890       251,858                                    268,748
Issuance of stock options to
   non-employees                                                  12,342                                     12,342
SFAS 123R cost of employee options                               561,387                                    561,387
Modification of stock options                                    564,189                                    564,189
Financing costs                                                  (23,795)                                   (23,795)
Dividends                                                        424,815                      (424,815)           -

Net loss                                                                                    (7,703,415)   (7,703,415)
                                   ----------    ---------   -----------   -----------     -----------    ----------
BALANCE, SEPTEMBER 30, 2008       120,796,094    1,207,961   134,324,370             -    (124,696,296)   10,836,035

                                    CEL-SCI CORPORATION
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (cont'd) YEARS ENDED SEPTEMBER 30, 2008, 2007 AND 2006

                                                            Additional
                                         Common Stock         Paid-In        Unearned     Accumulated
                                     Shares       Amount      Capital      Compensation     Deficit        Total
                                   -----------------------------------------------------------------------------------

Sale of common stock               45,451,547      454,515    31,788,201            -                    32,242,716
401(k) contributions paid in
   common stock                        91,766          917        56,912                                     57,829
Exercise of stock options          15,659,116      156,591     8,524,663                                  8,681,254
Stock issued to non-employees
  for service                       3,316,438       33,164     1,528,179                                  1,561,343
Stock issued to employees           1,324,385       13,244       672,614                                    685,858
Stock issued for principal
  payments on Series K notes          972,753        9,728       275,272                                    285,000
Stock issued for interest on
   Series K                           177,403        1,774        41,111                                     42,885
Issuance of stock options and
   warrants to non-employees                                     449,641                                    449,641
Loss on conversion of convertible
   stock                                                       2,145,754                                  2,145,754
Issuance of warrants for short
   term loan                                                      65,796                                     65,796
Modification of warrants                                           6,142                                      6,142
SFAS 123R cost of employee options                             1,699,448                                  1,699,448
Premium on loan from shareholder                                 489,776                                    489,776
Conversion of convertible debt
  into common stock                 3,015,852       30,159     1,176,182                                  1,206,341
Cost of derivative liabilities                                (8,632,217)                                (8,632,217)
Financing costs                                               (2,072,927)                                (2,072,927)
Dividends                           1,166,667       11,667       479,061                     (490,728)            -
Net loss                                                                                  (40,910,030)  (40,910,030)
                                  -----------    ---------   -----------    ----------    -----------   -----------
                                  191,972,021    1,919,720   173,017,978             -   (166,097,054)    8,840,644
                                  ===========    =========   ===========    ==========   ============   ===========

                       See notes to consolidated financial statements

                               CEL-SCI CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                  YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

                                                   2009             2008              2007
                                                ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                   $(40,910,030)     $ (7,703,415)     $(9,629,657)

  Adjustments to reconcile net loss to net
   cash used for operating activities:
    Depreciation and amortization                 417,205           215,060          176,186
    Issuance of stock options and warrants
      to non-employees for services               449,641            12,342          191,455
    Issuance of common stock for services       1,561,343           268,748        2,547,399
    Correction of stock overpayment pricing             -             1,471                -
    Premium on loan                              341,454
    Loan premium adjustment                       489,776                 -                -
    Amortization of loan premium                 (338,172)                -                -
    Penalty shares issued to non-employees              -                 -          156,350
    Modification of stock options                   6,142           564,189                -
    Issuance of stock to employees                685,858         1,324,474          324,778
    Loss on conversion of convertible notes     2,145,754                 -                -
    Employee option cost                        1,699,448           561,387          307,201
    Common stock contributed to 401(k) plan        57,829           108,590           89,723
    Warrants issued in consideration for loan      65,796                 -                -
    Amortization of deferred rent on
      manufacturing facility                      882,338                 -                -
    Impairment loss on abandonment of patents     138,525             8,114           34,122
    Loss on retired equipment                         270               595                -
    Deferred rent                                   7,688             5,151            1,466
    Amortization of discount on convertible note  193,980           249,106        1,180,421
    Loss/(gain) on derivative instruments      25,514,667        (1,799,393)        (868,182)
  Change in assets and liabilities:
    Decrease/(increase) in deposits                 4,764        (1,575,000)               -
    Decrease/(increase) in deferred rent         (259,988)         (142,117)         (14,753)
    (Increase)/decrease in prepaid expenses       (12,763)            7,369          491,920
    (Increase)/decrease in inventory used in
       R&D and Manufacturing                       (4,304)           (9,520)           4,994
    Increase/(decrease) in accounts payable       343,208           (36,622)          89,159
    (Decrease)/increase in accrued expenses       (14,514)           14,576           23,709
    Decrease in accrued interest on
       convertible debt                            (2,674)          (23,237)          (5,678)
    Increase in due to employees                   13,450             9,342            9,310
    Increase/(decrease) in deposits held           10,000            (3,000)               -
                                               ----------         ---------         --------
      Net cash used in operating activities    (6,513,309)       (7,941,790)      (4,890,077)
                                               ----------         ---------       ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Deferred rent on manufacturing facility             -                 -       (4,936,591)
    Additional investment in manufacturing
       facility                                  (505,225)       (2,359,473)               -
    Decrease/(increase) in restricted cash        919,100         1,180,977       (2,168,629)
    Investment in available-for-sale securities         -        (6,000,000)               -
    Sale of investments in available-for-sale
       securities                                 200,000         5,800,000                -
    Purchases of equipment                       (191,868)       (1,023,011)        (181,459)
    Expenditures for patent costs                 (53,290)         (121,616)        (137,884)
                                               ----------         ---------       ----------
       Net cash provided by (used in)
         investing activities                    368,717        (2,523,123)      (7,424,563)
                                               ----------         ---------       ----------

                                                   (continued)

                               CEL-SCI CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                  YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

                                                   2009             2008              2007
                                                ---------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Proceeds from issuance of common stock     $ 32,242,716      $  1,037,542      $15,032,500
  Proceeds from exercise of warrants and
    stock options                               8,681,254            14,403          612,466
  Proceeds from short-term loan                 3,104,057         1,956,803                -
  Repayment of short-term loan                 (2,200,000)       (1,756,803)               -
  Principal payments on convertible debt         (754,250)       (1,045,000)        (407,500)
  Costs for equity related transactions        (2,072,927)          (23,795)         (10,170)
                                               ----------         ---------       ----------
   Net cash provided by financing activities   39,000,850           183,150       15,227,296
                                               ----------         ---------       ----------
NET INCREASE (DECREASE)
  IN CASH AND CASH EQUIVALENTS                 32,856,258       (10,281,763        2,912,656

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR      711,258        10,993,021        8,080,365
                                               ----------         ---------       ----------

CASH AND CASH EQUIVALENTS, END OF YEAR        $33,567,516       $   711,258      $10,993,021
                                              ===========       ===========      ===========

CONVERSION OF CONVERTIBLE DEBT INTO COMMON STOCK:
  Decrease in convertible debt                $ 1,206,341       $         -      $ 4,373,631
  Increase in receivables                               -                 -            7,096
  Increase in common stock                        (30,159)                -          (57,448)
  Increase in additional paid-in capital       (1,176,182)                -       (4,323,279)
                                               ----------       -----------      -----------
                                               $        -       $         -      $         -
                                               ==========       ===========      ===========
CONVERSION OF INTEREST ON CONVERTIBLE DEBT INTO
  COMMON STOCK:
    Decrease in convertible debt               $   42,885       $         -      $         -
    Increase in receivables                        (1,774)                -                -
    Increase in common stock                      (41,111)                -                -
                                               ----------       -----------      -----------
   Increase in additional paid-in capital      $        -       $         -      $         -
                                               ==========       ===========      ===========

PAYMENT OF CONVERTIBLE DEBT PRINCIPAL WITH COMMON
STOCK:
   Decrease in convertible debt                $  285,000       $         -      $   233,155
   Increase in common stock                        (9,728)                -           (3,431)
   Increase in additional paid-in capital        (275,272)                -         (229,724)
                                               ----------       -----------      -----------
                                               $        -       $         -      $         -
                                               ==========       ===========      ===========
ISSUANCE OF WARRANTS:
   Increase in derivative liabilities         $(8,877,217)      $  (891,336)     $(5,598,655)
   Increase in discount on notes payable          245,000                 -                -
   Decrease in additional paid-in capital       8,632,217           891,336        5,598,655
                                               ----------       -----------      -----------
                                               $        -       $         -      $         -
                                               ==========       ===========      ===========

                                                   (continued)
                                      F-8

                               CEL-SCI CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS (Cont'd)
                  YEARS ENDED SEPTEMBER 30, 2009, 2008 AND 2007

                                                   2009             2008              2007
                                                ---------------------------------------------
WARRANTS ISSUED TO LESSOR:
   Increase in deferred rent                   $        -       $         -      $ 1,364,773
   Increase in additional paid-in capital               -                 -       (1,364,773)
                                               ----------       -----------      -----------
                                               $        -       $         -      $         -
                                               ==========       ===========      ===========
MODIFICATION OF WARRANTS:
   Increase in additional paid-in capital      $  (24,061)      $  (173,187)     $         -
   Decrease in additional paid-in capital          24,061           173,187                -
                                               ----------       -----------      -----------
                                               $        -       $         -      $         -
                                               ==========       ===========      ===========
PATENT COSTS INCLUDED IN ACCOUNTS PAYABLE:
  Increase in patent costs                     $    7,285       $    14,013      $     8,429
  Increase in accounts payable                     (7,285)          (14,013)          (8,429)
                                               ----------       -----------      -----------
                                               $        -       $         -      $         -
                                               ==========       ===========      ===========
EQUIPMENT COSTS INCLUDED IN ACCOUNTS PAYABLE:
  Increase in research and office equipment    $   15,147       $   201,998      $   52,476
    Increase in accounts payable                  (15,147)         (201,998)        (52,476)
                                               ----------       -----------      -----------
                                               $        -       $         -      $         -
                                               ==========       ===========      ===========
WARRANTS ISSUED FOR LOAN:
   Increase in debt discount                   $   65,796       $         -      $         -
   Increase in additional paid-in capital         (65,796)                -                -
                                               ----------       -----------      -----------
                                               $        -       $         -      $         -
                                               ==========       ===========      ===========
STOCK MODIFICATION RECORDED AS DIVIDEND
   Increase in common stock                    $  (11,667)      $         -      $         -
   Increase additional paid-in capital           (479,061)         (424,815)               -
   Increase accumulated deficit                   490,728           424,815                -
                                               ----------       -----------      -----------
                                               $        -       $         -      $         -
                                               ==========       ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
    INFORMATION:
Cash expenditure for interest expense          $  115,559       $   224,662      $   528,182




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

e. Deposits--The deposit is on the manufacturing facility ($1,575,000) required by the lease agreement. Also included in deposits is the balance of the restricted cash related to the manufacturing facility of $10,064.

f. Research and Office Equipment--Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the terms of the lease. Repairs and maintenance which do not extend the life of the asset are expensed when incurred. The fixed assets are reviewed on a quarterly basis to determine if any of the assets are impaired. Depreciation expense for the years ended September 30, 2009, 2008 and 2007 totaled $330,820, $133,604 and
   $92,176, respectively.

g. Patents--Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years). In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss is the difference between the estimated fair value of the asset and its carrying value. During the years ended September 30, 2009, 2008 and 2007, the Company recorded patent impairment charges of $138,525, $8,114 and $34,122, respectively, for the net book value of patents abandoned during the year. These abandonments included the write off in the year ended September 30, 2007 of the unamortized patent costs in Viral Technologies, Inc., the Company's wholly owned subsidiary, totaling $34,122. These amounts are included in general and administrative expenses. Amortization expense for the years ended September 30, 2009, 2008 and 2007 totaled $86,385, $81,456 and $84,010, respectively. The Company estimates that amortization expense will be $85,000 for each of the next five years, totaling $425,000.

h. Deferred Rent--On September 30, 2009, the Company has included in deferred rent the following: 1) deposit on the manufacturing facility ($3,150,000); 2) the fair value of the warrants issued to lessor ($1,731,667); 3) additional investment ($2,864,698); 4) deposit on the cost of the leasehold improvements for the manufacturing facility ($1,786,591); 5) amortization of deferred rent ($(882,338)); and 6) accrued interest on deposit ($92,687).

   On September 30, 2008, the Company has included in deferred rent the following: 1) deposit on the manufacturing facility ($3,150,000); 2) the fair value of the warrants issued to lessor ($1,364,773); 3) additional investment ($2,359,473); 4) deposit on the cost of the leasehold improvements for the manufacturing facility ($1,786,591) and 5) accrued interest on deposit ($199,593).

i. Deferred Rent (liability)--The deferred rent (liability) is amortized on a straight-line basis over the term of the lease with the offset going against rent expense.

j. Derivative Instruments--The Company has entered into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company accounts for these arrangement in accordance with Codification 815-10-50 , "Accounting for Derivative Instruments and Hedging Activities", "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own

   Stock". In accordance with accounting principles generally accepted in the United States ("GAAP"), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features cannot be reliably measured, the Company measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument and including the use of "blockage" discounts or premiums in determining the fair value of a large block of financial instruments. The convertible debt associated with the Series K convertible notes was all either repaid or converted into the Company's common stock before September 30, 2009. The remaining warrants associated with Series K are valued at $5,372,598 on September 30, 2009 and are in current liabilities.

   The Company has issued other warrants during the year ended September 30, 2009 that are accounted for as derivative liabilities. See Note 6. At September 30, 2009, the fair value of these derivative instruments totaled $29,741,372 and is shown on the balance sheet in current liabilities. The fair value of these derivative liabilities will be adjusted at the end of each interim accounting period as well as at the end of each fiscal year as long as they are outstanding.

k. Research and Development Grant Revenues--The Company's grant arrangements are handled on a reimbursement basis. Grant revenues under the arrangements are recognized as grant revenue when costs are incurred. The grants which the Company had been receiving have been exhausted in fiscal year 2007 and the Company is currently not receiving funds from any grants.

l. Research and Development Costs--Research and development expenditures are expensed as incurred.

m. Net Loss Per Common Share--Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Potentially dilutive common stock equivalents, including convertible preferred stock, convertible debt and options to purchase common stock, were included in the calculation unless it was antidilutive. Excluded from the computations of weighted average shares for diluted net loss per share were options and warrants to purchase 23,384,797, 14,488,124 and 11,054,492 shares of common stock as of September 30, 2009, 2008 and 2007, respectively. These securities were excluded because their inclusion would have an anti-dilutive effect on net loss per share. The calculation of diluted earnings per share for the year ended September 30, 2009 equals the basic earnings per share because the calculation would have been anti-dilutive.

n Concentration of Credit Risk--Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company maintains its cash and cash equivalents with high quality financial institutions. At times, these accounts may exceed federally insured limits. The Company has not experienced any losses in such bank accounts. The Company believes it is not exposed to significant credit risk related to cash and cash equivalents.

o. Income Taxes--The Company adopted the provisions of Codification 740-10, Accounting for Uncertainty in Income Taxes, on October 1, 2007. The Company has net operating loss carryforwards at September 30, 2009 of approximately $104,033,320. The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. There has been no change in the Company's financial position and results of operations due to the adoption of Codification 740-10.

p. Use of Estimates--The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Accounting for derivatives is based upon valuations of derivative instruments determined using various valuation techniques including the Black-Scholes and binomial pricing methodologies. The Company considers such valuations to be significant estimates.

q. Recent Accounting Pronouncements--In December 2007, the FASB issued Codification 805-40-25-2 "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51", which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent's equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. Codification 805-40-25-2 is effective beginning October 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively.

   In March 2008, the FASB issued Codification 815-20-50-1, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133", which changes disclosure requirements for derivative instruments and hedging activities. The statement is effective for periods ending on or after November 15, 2008, with early application encouraged. The Company is currently assessing the additional requirements of this statement.

   In June 2008, the FASB finalized Codification 815-40-15-7, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock". The topic lays out a procedure to determine if the debt instrument is indexed to its own common stock. The topic is effective for fiscal years beginning after December 15, 2008. The Company believes it will have an impact on certain warrants. The Company is reviewing this topic and the impact will likely be material.

   In September 2008, the FASB staff issued Codification 815-10-50-1A, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161". This applies to credit derivatives within the scope of Statement 133 and hybrid instruments that have embedded credit derivatives. It deals with disclosures related to these derivatives and is effective for reporting periods ending after November 15, 2008. It also clarifies the effective date of Codification 815-20-50-1 as any reporting period beginning after November 15, 2008. The Company is currently assessing the potential impact of this staff position on its consolidated financial statements, but does not expect that the impact will be material.

   In April 2009, the FASB issued Codification 825-10-65-1, "Interim Disclosures about Fair Value of Financial Instruments". This topic amends FASB Statement No. 107, "Disclosures about Fair Values of Financial Instruments", to require disclosures about fair values of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This topic became effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted it for the period ended June 30, 2009. There was no significant impact from this adoption.

   In May 2009, the FASB issued Codification 855-10-50, "Subsequent Events" which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This topic became effective for the Company for the period ended June 30, 2009 and is to be applied prospectively. The impact of the adoption was not significant.

   In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standard CodificationTM" ("Codification") and the Hierarchy of Generally Accepted Accounting Principles", effective for interim and annual reporting periods ending after September 15, 2009. This statement replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" and establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification does not replace or affect guidance issued by the SEC or its staff. After the effective date of this statement, all non-grandfathered non-SEC accounting literature not included in the Codification will be superseded and deemed non-authoritative.

r. Stock-Based Compensation-- The Company follows Codification 718-10-30-3, "Share Based Payment" and recognized expense of $1,699,448 for options issued or vested during the fiscal year ended September 30, 2009, expense of $561,387 for options issued or vested during the fiscal year ended September 30, 2008 and expense of $307,201 for options issued or vested during the fiscal year ending September 30, 2007. This expense was recorded as general and administrative expense. The following table summarizes stock option activity for the year ended September 30, 2009.

   A summary of the status of the Company's non-vested options as of September 30, 2009 is presented below:


Non-Qualified Stock Option Plan

                                    Outstanding                                      Exercisable
                       -----------------------------------------   ------------------------------------------
                                            Weighted                                   Weighted
                                            Average                                    Average
                                 Weighted   Remaining                       Weighted  Remaining
                        Number    Average  Contractual  Aggregate   Number   Average  Contractual   Aggregate
                         of       Exercise    Term      Intrinsic     of    Exercise     Term       Intrinsic
                       Shares      Price     (Years)      Value     Shares    Price     (Years)       Value
---------------------------------------------------------------------------------------------------------------------
Outstanding at
 October 1, 2008      7,852,265     $0.65     5.30      $293,449   5,998,939   $0.66       4.15       $293,449
Vested                                                             1,566,280   $0.49
Granted              11,895,614     $0.37     9.82   $16,007,203  11,895,614   $0.37       9.82    $16,007,203
Exercised              (132,253)    $0.33     5.26      $183,634    (132,253)  $0.33       5.26       $183,634
Forfeited                (5,000)    $0.64                             (5,000)  $0.64
Expired                 (32,535)    $1.63                            (32,535)  $1.63
Outstanding at
 September 30, 2009  19,578,091     $0.48     7.70   $23,979,937   7,400,431   $0.61       4.18     $7,676,815

Incentive Stock Option Plan
---------------------------

                                    Outstanding                                      Exercisable
                       -----------------------------------------   ------------------------------------------
                                            Weighted                                   Weighted
                                            Average                                    Average
                                 Weighted   Remaining                       Weighted  Remaining
                        Number    Average  Contractual  Aggregate   Number   Average  Contractual   Aggregate
                         of       Exercise    Term      Intrinsic     of    Exercise     Term       Intrinsic
                       Shares      Price     (Years)      Value     Shares    Price     (Years)       Value
---------------------------------------------------------------------------------------------------------------------
Outstanding at
 October 1, 2008      4,745,266     $0.53     5.30      $454,200   4,121,935   $0.52       4.45       $454,200
Vested                                                             4,556,108   $0.28
Granted               4,982,775     $0.27     9.62    $7,227,179   4,982,775   $0.27       9.62     $7,227,179
Exercised              (100,000)    $1.13     4.50       $59,000    (100,000)  $1.13       4.50        $59,000
Forfeited
Expired                 (29,167)    $1.70                            (29,167)  $1.70
Outstanding at
 September 30, 2009   9,598,874     $0.39     7.03   $12,859,317   8,548,876   $0.38       6.99      $11,525,3


   The total intrinsic value of options exercised during the fiscal years 2009, 2008 and 2007 was $242,634, $5,784 and $257,463, respectively.

   The weighted average fair value at the date of grant for options granted during fiscal years 2009, 2008 and 2007 was $0.28, $0.51 and $0.53, respectively.

   A summary of the status of the Company's non-vested options as of September 30, 2009 is presented below:

Non-qualified Stock Option Plan:
                                          Weighted
                                          Number of             Average
                                            Shares               Price

      Nonvested at September 30, 2006     1,124,649              $0.23
         Vested                            (554,663)
         Granted                            870,000
         Forfeited                                -
                                          ---------

      Nonvested at September 30, 2007     1,439,986              $0.51
         Vested                            (616,328)
         Granted                          1,039,000
         Forfeited                           (9,332)
                                          ---------

      Nonvested at September 30, 2008     1,853,326              $0.61
         Vested                          (1,566,280)
         Granted                         11,895,614              $0.31
         Forfeited                           (5,000)
                                          ---------

      Nonvested at September 30, 2009    12,177,660             $0.40

Incentive Stock Option Plan:
                                          Weighted
                                          Number of             Average
                                            Shares               Price

      Nonvested at September 30, 2006       516,666              $0.46
         Vested                            (213,334)
         Granted                            300,000
         Forfeited                                -
                                          ---------

      Nonvested at September 30, 2007       603,332              $0.49
         Vested                            (280,001)
         Granted                            300,000
         Forfeited                                -
                                          ---------

      Nonvested at September 30, 2008       623,331              $0.62
         Vested                          (4,556,108)
         Granted                          4,982,775              $0.22
         Forfeited                                -
                                          ---------

      Nonvested at September 30, 2009     1,049,998              $0.45


   In fiscal year 2009, CEL-SCI issued 16,878,389 stock options to employees and directors at a fair value of $4,725,949 ($0.28 fair value per option), at a weighted average conversion price of $0.343 per share. The weighted average fair value at the date of grant for options granted during fiscal years 2009, 2008 and 2007 was $0.28, $0.51 and $0.53, respectively. On September 30, 2009, CEL-SCI had 13,227,658 options that were unvested at a fair value of $4,399,519 which is a weighted average fair value of $0.3326 per share with a weighted average remaining vesting life of 4.62 years.

   In fiscal year 2008, CEL-SCI issued 1,339,000 stock options to employees and directors at a fair value of $677,661, or weighted average $0.51 per share. In September 2007, CEL-SCI issued 1,170,000 stock options to employees and directors at a fair value of $616,977, or $0.53 per share. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                           2009           2008        2007
                                           ----           ----        ----

      Expected stock risk volatility     79.5 - 80.2%     79-81%       80%
      Risk-free interest rate            2.82 - 3.72%   3.68-4.53%   4.67%
      Expected life options              10 Years        10 Years   10 Years
      Expected dividend yield                -               -          -

   The Company's stock options are not transferable, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. The Company has based its assumption for stock price volatility on the variance of monthly closing prices of the Company's stock. The risk-free rate of return used for fiscal years 2009, 2008 and 2007 equals the yield on ten-year zero-coupon U.S. Treasury issues on the grant date. Historical data was used to estimate option exercise and employee termination within the valuation model. The expected term of options represents the period of time that options granted are expected to be outstanding and has been determined based on an analysis of historical exercise behavior. No discount was applied to the value of the grants for non-transferability or risk of forfeiture.

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

     The Series K Notes bore interest at the greater of 8% or LIBOR plus 300 basis points, and were required to be repaid in thirty equal monthly installments of $95,000 beginning on March 4, 2007 and continuing through September 4, 2010. The remaining principal balance of $950,000 was required to be repaid on August 4, 2011; however, holders of the Series K Notes were permitted to require repayment of the entire remaining principal balance at any time after August 4, 2009. Interest had been payable quarterly beginning in September 30, 2006. Each payment of principal and accrued interest could be settled in cash or in shares of common stock at the option of the Company. The number of shares deliverable under the share-settlement option was determined based on the lower of (a) $0.86 per share, as adjusted pursuant to the terms of the Series K Notes or (b) 90% applied to the arithmetic average of the volume-weighted-average trading prices for the twenty day period immediately preceding each share settlement.

     In the event of default, as defined in the Series K Notes, all amounts due and outstanding thereunder were to become, at the option of the holders, immediately due and payable in cash, in an amount that equals the sum of
     (i) the greater of (a) 115% of the outstanding balance plus all accrued and unpaid interest or (b) 115% of the arithmetic average of the volume-weighted-average trading prices for the five day period immediately preceding notice requiring repayment, and (ii) all other amounts due in connection with the Series K Notes and associated agreements. Additionally, if a certain breach occurs under a related registration rights agreement, the Company was required to pay, as liquidated damages, 1.5% per month of the outstanding balance of the Series K Notes, until such default was cured (or 2% per month if such breach occurred after 180 days following closing of the transaction). Events of default included circumstances in which the Company either failed to have a registration statement for shares into which the Series K Notes can be converted be declared effective by the SEC within 180 days of the issuance date of the Series K Notes or that the registration statement's effectiveness lapses for any reason.

     The Company was not allowed to make payments in shares if such payments would result in the cumulative issuance of shares of its common stock exceeding 19.999% of the shares outstanding on the day immediately preceding the issuance date of the Series K Notes, unless prior approval is given by vote of at least a majority of the shares outstanding. The Company received such approval on November 17, 2006. The conversion price of the Series K Notes and exercise price of the Series K Warrants were each subject to certain anti-dilution protections, including for stock splits, stock dividends, change in control events and dilutive issuances of common stock or common stock equivalents, such as stock options, at an effective price per share that is lower than the then conversion price. In the event of a dilutive issuance of common stock or common stock equivalents, the conversion price and exercise price would be reduced to equal the lower per share price of the subsequent transaction.

     Accounting for the Convertible Debt Instrument and Warrants

     The Company accounted for the Series K Warrants as derivative liabilities in accordance with Codification 815-10. The Company determined that the Series K Notes constituted a hybrid instrument that had the characteristics of a debt host contract containing several embedded derivative features that would require bifurcation and separate accounting as a derivative instrument pursuant to the provisions of the topic. The Company determined that certain of these features cannot be reliably measured and, in accordance with the requirements of the topic, measured the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss.

     Upon issuance of the Series K Notes and Series K Warrants, the Company allocated proceeds received to the Series K Notes and the Series K Warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Series K Notes to be $6,565,528. The Series K Notes were immediately marked to fair value resulting in a derivative liability in the amount of $9,728,793 and recognized a charge of $3,163,265, which was recorded as costs associated with convertible debt. As of September 30, 2008, the fair value of the Series K Notes was $1,943,240, and the Company recognized a total gain of $1,799,393 on the convertible debt and associated warrants during the year ended September 30, 2008. A debt discount in the amount of $1,734,472 was amortized to interest expense using the effective interest method over the expected term of the Series K Notes. During the year ended September 30, 2009, the Company recorded interest expense of $193,980 in related amortization of the debt discount. During the year ended September 30, 2008, the Company recorded interest expense of $249,106 in related amortization of the debt discount over the term of the Series K Notes.

     During the year ended September 30, 2007, the Company recorded interest expense of $1,183,728 in related amortization of the debt discount.

     Upon issuance, the Series K Warrants and Placement Agent Warrants did not meet the requirements for equity classification set forth in Codification 815-10-50, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," because such warrants (a) must be settled in registered shares and (b) are subject to substantial liquidated damages if the Company is unable to maintain the effectiveness of the resale registration of the shares. Therefore such warrants were accounted for as freestanding derivative instruments pursuant to the provisions of Codification 815-10. Accordingly, the Company allocated $2,570,138 of the initial proceeds to the Series K Warrants and immediately marked them to fair value resulting in a derivative liability of $2,570,138 and recognized a charge of $835,666, which was recorded as costs associated with convertible debt. As of September 30, 2008, the fair value of the Series K Warrants was $995,793. The Company paid $568,710 in cash transaction costs and incurred another $223,907 in costs based upon the fair value of the Placement Agent Warrants, which was recorded as costs associated with convertible debt. Such costs were expensed immediately as part of fair value adjustments required in connection with the convertible debt instrument and the Company's irrevocable election to initially and subsequently measure the Series K Notes at fair value. As of September 30, 2008, the fair value of the Placement Agent Warrants was $79,664. In connection with the June 2009 financing, the Series K notes and warrants were repriced to $0.40. As of September 30, 2009, the fair value of the remaining investor and broker warrants was $5,372,598.

     During the year ended September 30, 2007, $4,399,285 in convertible debt was converted into 5,744,764 shares of common stock. No debt was converted into common stock during the year ended September 30, 2008.

     During the year ended September 30, 2009, all remaining convertible debt was converted into common stock or was repaid in accordance with the terms of the agreement. $24,375 was repaid at 120% and $1,206,341 in convertible debt was converted into 3,015,852 shares of common stock during the year ended September 30, 2009.

     The following summary comprises the total of the fair value of the convertible debt and related warrants at September 30, 2009 and 2008:

                                                 2009             2008
                                                 ----             ----

     Face value of debt                      $        -        $2,240,715
     Discount on debt                                 -          (193,980)
     Investor warrants                        1,734,472         1,734,472
     Placement agent warrants                         -            79,664
     Fair value adjustment-convertible debt           -          (103,495)
     Fair value adjustment-investor warrants  3,638,126          (738,679)
                                             ----------         ---------
     Total fair value                        $5,372,598        $3,018,697
                                             ==========        ==========

3.    OPERATIONS AND FINANCING

   The Company has incurred significant costs since its inception in connection with the acquisition of certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities, and clinical trials. The Company has funded such costs with proceeds realized from the public and private sale of its common and preferred stock. The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts. To date, the Company has not generated any revenue from product sales. The ability of the Company to complete the necessary clinical trials and obtain Federal Drug Administration (FDA) approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure. CEL-SCI believes it has sufficient funds to support its operations for more than the next twelve months.

   CEL-SCI has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine. Since CEL-SCI was able to raise substantial capital during 2009, the Company is currently preparing the Phase III trial for Multikine. The net cost of the clinical trial is estimated to total $20 million.

4.   RESEARCH AND OFFICE EQUIPMENT

   Research and office equipment at September 30, 2009 and 2008, consists of the following:

                                                       2009         2008
                                                       ----         ----

   Research equipment                              $3,292,472    $3,125,983
   Furniture and equipment                            122,957       118,881
   Leasehold improvements                              44,419        44,419
                                                   ----------    ----------
                                                   $3,459,848    $3,289,283

   Less:  Accumulated depreciation and
      amortization                                 (2,259,237)   (1,964,597)
                                                  ------------   ----------
   Net research and office equipment               $1,200,611    $1,324,686
                                                   ==========    ===========

5. INCOME TAXES

   At September 30, 2009, the Company had a federal net operating loss carryforward of approximately $104 million expiring from 2010 through 2029. In addition, the Company has a general business credit as a result of the credit for increasing research activities of approximately $2,341,000 and $2,342,000 at September 30, 2009 and 2008, respectively. These tax credits begin expiring after twenty years from the year in which the credit was generated. The components of the deferred taxes at September 30, 2009 and 2008 are comprised of the following:

                                                  2009          2008
                                                  ----          ----

   Net operating loss                        $39,491,048    $37,235,972

   R&D credit                                  2,340,614      2,341,994
   Amortization of debt discount                 658,406        584,771
   Codification 718-10-30-3,
   "Share Based Payments"                        683,245        207,635
   Derivative loss                             8,919,951              -
   Vacation                                        9,127          5,533
                                             -----------    -----------
   Total deferred tax assets                  52,102,392     40,375,905

   Derivative gain                                     -     (1,895,479)
                                             -----------    -----------
   Total deferred tax liability                        -     (1,895,479)

   Valuation allowance                       (52,102,392)  (38,480,426)
                                             -----------    -----------
   Net deferred tax asset                    $         -   $          -
                                             ===========   ============


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

   The Company's effective tax rate is different from the applicable federal statutory tax rate. The reconciliation of these rates for the years ended September 30 is as follows:

                                                2009       2008       2007
                                                ----       ----       ----
      Federal Rate                              34.0%      34.0%       35.0%
      State tax rate, net of federal benefit    3.96%      3.96%       3.96%
      R&D credit                                2.01%      5.06%          0%
      R&D credit true-up                       (0.40%)        0%          0%
      Nondeductible expenses                   (0.00%)    (0.04%)     (0.10%)
      Valuation allowance                     (39.57%)   (42.98%)    (38.86%)

      Effective tax rate                         0.0%      0.0%        0.0%

   The Company adopted the provisions of Codification 740-10, "Accounting for Uncertainty in Income Taxes" on October 1, 2007 which requires financial statement benefits be recognized for positions taken for tax return purposes, when it is more likely than not that the position will be sustained. The Company has concluded that it has properly filed its tax returns and does not believe that any of the positions it has taken would result in a disallowance of any of these tax positions. Therefore, the Company has concluded that adoption of this topic had no impact on its financial positions. No interest or penalties were accrued as of October 1, 2007 or through September 30, 2009 as a result of adoption of this requirement. In the United States, the Company is still open to examination from 2005 forward.

6. STOCK OPTIONS, BONUS PLAN AND WARRANTS

   Non-Qualified Stock Option Plan--At September 30, 2009, the Company has collectively authorized the issuance of 28,760,000 shares of common stock under the Non-Qualified Stock Option Plan. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options are to be determined by the Company's Compensation Committee, which administers all of the plans. The Company's employees, directors, officers, and consultants or advisors are eligible to be granted options under the Non-Qualified Stock Option Plan.

   Information regarding the Company's Non-Qualified Stock Option Plan is summarized as follows:

                                                       Outstanding               Exercisable
                                                  ---------------------     ---------------------
                                                              Weighted                 Weighted
                                                               Average                 Average
                                                              Exercise                 Exercise
                                                   Shares       Price        Shares      Price
                                                  --------    ---------     --------   --------

   Options outstanding, September 30, 2006        7,511,362     $0.66     6,011,713      $0.69
        Options granted                           1,395,000     $0.66
        Options exercised                        (1,403,664)    $0.47
        Options forfeited                           (40,000)    $2.15
                                                -----------

   Options outstanding, September 30, 2007        7,462,698     $0.69     5,972,712      $0.67
       Options granted                            1,039,000     $0.60
        Options exercised                           (50,467)    $0.29
        Options forfeited                           (43,966)    $0.96
                                                -----------

   Options outstanding, September 30, 2008        8,407,265     $ 0.68    6,553,939      $0.64
      Options granted                            12,538,114     $0.38
      Options exercised                            (162,253)    $0.38
      Options forfeited                            (462,535)    $0.82
                                                -----------

   Options outstanding, September 30,2009        20,320,591     $0.49     8,142,931      $0.64
                                                ==========

   In April 2005, the Company extended the expiration date on 1,625,333 options from the Nonqualified Stock Option Plan with exercise prices ranging from $1.05 to $1.94. The options originally would have expired from June 2005 to October 2005 and were extended for three years to expiration dates ranging from June 2008 to October 2008. This extension was considered a new measurement date with respect to the modified options. At the date of modification, the exercise price of the options exceeded the fair market value of the Company's common stock and no compensation expense was recorded. As of September 30, 2009, 1,622,833 options remain outstanding.

   In September 2006, the Company extended the expiration date on 126,666 options from the Nonqualified Stock Option Plan with an exercise price of $1.05. The options originally would have expired from September 2006 to May 2007 and were extended for three years to expiration dates ranging from September 2009 to May 2010. This extension was considered a new measurement date with respect to the modified options. At the date of modification, compensation expense of $30,468 was recorded. As of September 30, 2009, all of these options remain outstanding.

   In December 2007, the Company extended the expiration date on 1,680,533 options from the Nonqualified Stock Option Plan with exercise prices ranging from $1.05 to $1.94. The options originally would have expired between February 2008 to October 2008 and were extended for five years to expiration dates ranging from February 2013 to October 2013. This extension was considered a new measurement date with respect to the modified options. At the date of modification, the additional cost of the options was $410,471. As of September 30, 2009, all of these options remain outstanding.

   In April 2009, the Company extended the expiration date on 147,000 options from the Nonqualified Stock Option Plan with the exercise prices ranging from $1.05 to $1.87. The options originally would have expired between May 2009 to September 2009 and were extended for three years to expiration dates ranging from May 2012 to September 2012. This extension was considered a new measurement date with respect to the modified options. At the date of modification, the additional cost of the options was $2,904. As of September 30, 2009, all of these options remain outstanding.

   Incentive Stock Option Plan--At September 30, 2009, the Company has collectively authorized the issuance of 15,100,100 shares of common stock under the Incentive Stock Option Plan. Options vest over a one-year to three-year period and expire no later than ten years after the grant date. Terms of the options are to be determined by the Company's Compensation Committee, which administers all of the plans. Only the Company's employees and directors are eligible to be granted options under the Incentive Plan.

   Information regarding the Company's Incentive Stock Option Plan is summarized as follows:

                                                       Outstanding               Exercisable
                                                  ---------------------     ---------------------
                                                              Weighted                 Weighted
                                                               Average                 Average
                                                              Exercise                 Exercise
                                                   Shares       Price        Shares      Price
                                                  --------    ---------     --------   --------

     Options outstanding, September 30, 2006        4,326,933     $0.65     3,810,267      $0.66
          Options granted                             300,000     $0.63
          Options exercised                                 -
          Options forfeited                           (25,000)    $3.12
                                                   ----------

     Options outstanding, September 30, 2007        4,601,933     $0.64    3,998,601       $0.63
         Options granted                              300,000     $0.62
         Options exercised
         Options forfeited                           (156,667)    $3.83
                                                   ----------

      Options outstanding, September 30, 2008       4,745,266     $0.53    4,121,935       $0.52
         Options granted                            4,982,775     $0.27
         Options exercised                           (100,000)    $1.13
         Options forfeited                            (29,167)    $1.70
                                                   ----------

      Options outstanding, September 30, 2009       9,598,874     $0.39    8,548,876       $0.38


   In April 2005, the Company extended the expiration date on 128,100 options from the Incentive Stock Option Plan with exercise prices ranging from $1.05 to $1.94. The options originally would have expired from July 2005 to December 2005 and were extended for three years to expiration dates ranging from July 2008 to December 2008. This was considered a new measurement date with respect to all of the modified options. At each of the dates of modification, the exercise price of the options exceeded the fair market value of the Company's common stock and no compensation expense was recorded. As of September 30, 2009, all options remain outstanding.

   In September 2006, the Company extended the expiration date on 268,166 options from the Incentive Stock Option Plan with an exercise price of $1.05. The options originally would have expired from September 2006 to August 2007 and were extended for three years to expiration dates ranging from September 2009 to August 2010. This extension was considered a new measurement date with respect to the modified options. At the date of modification, compensation expense of $56,396 was recorded. As of September 30, 2009, 267,666 of these options remain outstanding.

   In December 2007, the Company extended the expiration date on 225,100 options from the Incentive Stock Option Plan with exercise prices ranging from $1.05 to $1.94. The options originally would have expired between February 2008 to December 2008 and were extended for five years to expiration dates ranging from February 2013 to December 2013. This extension was considered a new measurement date with respect to the modified options. At the date of modification, the additional cost of the options was $54,537. As of September 30, 2009, all of these options remain outstanding.

   In April 2009, the Company extended the expiration date on 153,000 options from the Incentive Stock Option Plan with the exercise price of $1.05. The options originally would have expired between April 2009 to December 2009 and were extended for three years to expiration dates ranging from April 2012 to December 2012. This extension was considered a new measurement date with respect to the modified options. At the date of modification, the additional cost of the options was $3,238. As of September 30, 2009, all of these options remain outstanding.

   Other Options and Warrants

   The Company accounts for options to non-employees in accordance with Codification 505-50-05-5, "Equity Based Payments to Non-Employees". The warrants are valued using the Black-Scholes methodology and are either expensed as the warrants are vested or as a debit and a credit to additional paid-in capital if an equity transaction. If the warrants are expensed, they are revalued each quarter before they are fully vested and the difference in the value of the warrants is recorded in the income statement. Warrants issued in connection with some financings are classified as derivative liabilities due to their terms. See Note 11 for further discussion. Details of the transactions follow.

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

                                            Original           Extended
                                            Warrants           Warrants
                                            --------           --------

        Expected stock risk volatility         74.0%             74.0%
        Risk-free interest rate                4.85%             4.85%
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

                                                Original     Extended
                                                Warrants     Warrants
                                                --------     --------

        Expected stock risk volatility           68.02%       68.02%
        Risk-free interest rate                   4.73%        4.73%
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
         Expected life of warrant                4 Years

   In July 2007, the Company issued 3,000,000 warrants to VIF II CEL-SCI Partners LLC in connection with the manufacturing facility lease agreement. The warrants vested immediately. The cost of the warrants, $1,364,773 was recorded as an increase in deferred rent and will be expensed over the life of the lease.

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

   In January 2009, as part of an amended lease agreement on the manufacturing facility, the Company repriced 3,000,000 warrants issued to the lessor in July 2007 at $1.25 per share and which were to expire on July 12, 2013. These warrants are now repriced at $0.75 per share and expire on January 26, 2014. The cost of this repricing and extension of the warrants is $70,515 and will be accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital. In addition, 787,500 additional warrants were given to the lessor of the manufacturing facility on the same date at $0.75 and will expire on January 26, 2014. The cost of these warrants was $45,207 and will be accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital. The cost of the warrant extension and the new warrants was determined using the Black Scholes method using the following assumptions.

        Expected stock risk volatility               61.63%
        Risk-free interest rate                       1.52%
        Expected life of warrant                    5 Years

   In March 2009, as further consideration for its rights under the licensing agreement, Byron Biopharma purchased 3,750,000 Units from the Company at a price of $0.20 per Unit. Each Unit consisted of one share of the Company's common stock and two warrants. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.25 per share. The warrants will be exercisable at any time after September 8, 2009 and prior to March 6, 2016. The fair value of the warrants was calculated to be $1,015,771 using the Black Scholes method using the following assumptions and was recorded as both a debit and a credit to additional paid-in capital.

        Expected stock risk volatility                  83.12%
        Risk-free interest rate                           2.30%
        Expected life of warrant                        7 Years

   Between March 31 and June 30, 2009, 2,296,875 new warrants were issued to the leaseholder on the manufacturing facility in consideration for the deferment of rent payments. The cost of these new warrants of $251,172 was recorded as a debit to research and development and a credit to additional paid in capital. The cost the new warrants was determined using the Black Scholes method using the following assumptions.

        Expected stock risk volatility               63.03 - 64.46%
        Risk-free interest rate                       1.82 - 2.13%
        Expected life of warrant                        5 Years

   In June 2009, 2,075,084 warrants issued to two investors in connection with a financing in August 2008 were reset from $0.75 to $0.40. The additional cost of the warrants of $123,013 was recorded as a debit and a credit to additional paid in capital. In addition, the investors were issued 1,815,698 warrants at $0.40 at a cost of $404,460. The additional cost of the warrants was recorded as a debit and a credit to paid in capital. The costs were determined using the Black Scholes method using the following assumptions.

        Expected stock risk volatility                  63.75%
        Risk-free interest rate                          2.13%
        Expected life of warrant                    5.17 Years

   In June 2009, the Company issued 10,284,060 warrants at $0.50 in connection with the June financing. The cost of the warrants of $2,775,021 was recorded as a debit and a credit to additional paid in capital. See Note 11.

            Expected stock risk volatility              62.59%
            Risk-free interest rate                   2.13-2.71%
            Expected life of warrant                   5 Years

   In connection with the reset of the Series K notes and warrants from $0.75 to $0.40 after the June 2009 financing, the Series K note holders received 5,348,357 additional warrants. The cost of these additional warrants is included in the fair value of the remaining warrants at September 30, 2009. See Note 2.

   In June 2009, the Company issued 1,648,244 warrants at $0.40 to the holder of a note from the Company. These warrants were valued at $65,796 using the Black Scholes method using the following assumptions. In July 2009, the Company issued 1,849,295 warrants at $0.50 to the holder of the note that was amended for the second time. These warrants were valued at $341,454 using the Black Scholes method using the following assumptions. The first warrants were recorded as a discount to the loan and a credit to additional paid-in capital. The second warrants were recorded as a debit to derivative loss of $831,230, a premium of $341,454 on the loan and a credit to additional paid in capital of $489,776. The first warrants were amortized as interest expense at the time of the second amendment. On the second amendment, $338,172 of the premium has been amortized as a reduction to interest expense as of September 30, 2009.

                                                   June 2009      July 2009
                                                   ---------      ---------

            Expected stock risk volatility              90%            90%
            Risk-free interest rate                    2.4%           2.4%
            Expected life of warrant                5 Years        5 Years

   In July 2009, 375,000 warrants held by an investor were extended for two years. The additional value of the warrants of $24,061 was calculated using the Black Scholes method using the following assumptions. This cost was accounted for as a dividend.

                                                       Original    Extended
                                                       Warrants    Warrants
                                                       --------    --------

            Expected stock risk volatility               57.14%      57.14%
            Risk-free interest rate                       1.76%       1.76%
            Expected life of warrant                   0.08 Year   2.08 Years

   In July 2009, 192,500 options were issued between $0.40 and $0.60 to three consultants, for past services, at a cost of $35,911 using the Black Scholes method. The options were accounted for as a debit to general and administrative expense and a credit to additional paid in capital. Also in July 2009, the Company issued 200,000 options to a consultant at a price of $0.38. The cost of these options, $43,702, was calculated using the Black Scholes method using the following assumptions and accounted for as a debit to research and development and a credit to additional paid in capital.

            Expected stock risk volatility                  66.74%
            Risk-free interest rate                          2.71%
            Expected life of warrant                       5 Years

   In July 2009, the Company issued warrants to a private investor. The 167,500 warrants were issued at $0.50 and valued at $43,550 using the Black Scholes method using the following assumptions. The cost of the warrants was accounted for as a debit to additional paid in capital and a credit to derivative liabilities.

            Expected stock risk volatility                  90%
            Risk-free interest rate                       2.90%
            Expected life of warrant                  5.5 Years

   In July 2009, 100,000 warrants were extended for one year. The cost of the extension of $3,134 was calculated using the Black Scholes method using the following assumptions. The cost was accounted for as a debit to general and administrative expenses and a credit to additional paid in capital.

                                                       Original    Extended
                                                       Warrants    Warrants
                                                       --------    --------

            Expected stock risk volatility               57.14%      57.14%
            Risk-free interest rate                       1.76%       1.76%
            Expected life of warrant                   0.17 Year   1.17 Years


   In August 2009, the Company received additional financing. In connection with the financing, the Company issued 4,850,501 warrants at $0.55. The cost of the warrants of $1,455,150 was calculated using the Black Scholes method using the following assumptions and was recorded as a debit to additional paid in capital and a credit to derivative liabilities. See Note 11.

            Expected stock risk volatility                  90%
            Risk-free interest rate                       2.59%
            Expected life of warrant                 5.51 Years

   Also in August, the Company completed an offering to the original Series K investors. Issued at $0.55, the 541,717 warrants were valued at $249,190 using the Black Scholes method using the following assumptions. The warrants were accounted for as a debit to additional paid in capital and a credit to derivative liabilities.

            Expected stock risk volatility                  90 %
            Risk-free interest rate                        2.61%
            Expected life of warrant                   5.5 Years

   In September 2009, the Company received a $2,000,000 loan. In connection with the loan, the Company issued 500,000 warrants at $0.68. The cost of the warrants of $245,000 was recorded as a debit to discount on note payable and a credit to additional paid in capital. This cost was amortized to interest expense when the loan was repaid. See Note 11.

            Expected stock risk volatility                  90%
            Risk-free interest rate                       2.54%
            Expected life of warrant                  5.5 Years

   In September 2009, the Company issued 4,714,284 warrants at $1.50 in connection with a financing. The cost of the warrants of $3,488,570 was calculated using the Black Scholes method using the following assumptions and was recorded as a debit and a credit to additional paid in capital. See Note
   11. In addition, 714,286 warrants were issued at $1.75 to the placement agent on the transaction. The cost of $642,857 was calculated using the Black Scholes method using the following assumptions and was accounted for as a debit to additional paid in capital and a credit to derivative liabilities.

                                                Financing   Placement Agent
                                                 Warrants       Warrants
                                                ---------   ---------------

            Expected stock risk volatility          110%           110%
            Risk-free interest rate                1.01%          2.42%
            Expected life of warrant             2 Years        4.91 Years

   In accordance with Codification 815-40-15-7, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding. The Company recorded a fair value adjustment at June 30, 2009 and September 30, 2009. As of September 30, 2009, the fair value adjustment to these new derivative liabilities totals $20,885,584.

   Stock Bonus Plan -- At September 30, 2009, the Company had been authorized to issue up to 9,940,000 shares of common stock under the Stock Bonus Plan. All employees, directors, officers, consultants, and advisors are eligible to be granted shares. During the year ended September 30, 2007, 137,546 shares were issued to the Company's 401(k) plan for a cost of $89,722. During the year ended September 30, 2008, 205,125 shares were issued to the Company's 401(k) plan for a cost of $108,590. During the year ended September 30, 2009, 91,766 shares were issued to the Company's 401(k) plan for a cost of $57,829.

   Stock Compensation Plan-- At September 30, 2009, 7,500,000 shares were authorized for use in the Company's stock compensation plan. During the year ended September 30, 2007, 1,075,000 shares were issued at $0.63 per share for a total cost of $677,250. During the year ended September 30, 2008, 1,789,451 shares were issued at the weighted average $0.62 per share for a total cost of $1,324,474. During the year ended September 30, 2009, 1,324,385 shares were issued at the weighted average of $0.24 per share for a total cost of $312,016.

7.    EMPLOYEE BENEFIT PLAN

   The Company maintains a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code, subject to the Employee Retirement Income Security Act of 1974, as amended, and covering substantially all Company employees. Each participant's contribution is matched by the Company with shares of common stock that have a value equal to 100% of the participant's contribution, not to exceed the lesser of $10,000 or 6% of the participant's total compensation. The Company's contribution of common stock is valued each quarter based upon the closing bid price of the Company's common stock. The expense for the years ended September 30, 2009, 2008, and 2007, in connection with this Plan was $61,517, $110,670, and $92,035, respectively.

8. COMMITMENTS AND CONTINGENCIES

   Operating Leases-The future minimum annual rental payments due under noncancelable operating leases for office and laboratory space are as follows:

            Year Ending September 30,

                 2010                                  1,809,596
                 2011                                  1,858,471
                 2012                                  1,884,205
                 2013                                  1,855,889
                 2014                                  1,579,930
                 2015 and thereafter                  27,883,533
                                                   -------------
                 Total minimum lease payments:       $36,871,624
                                                   =============

   Rent expense for the years ended September 30, 2009, 2008, and 2007, was $2,759,332, $253,526 and $240,914, respectively. Rent increased substantially during the fiscal year ended September 30, 2009 because CEL-SCI took delivery of the new building in October of 2008; see discussion below. Minimum payments have not been reduced by minimum sublease rental receivable under future cancelable subleases. These leases expire between June 2012 and August 2028.

   In August 2007, CEL-SCI leased a building near Baltimore, Maryland. The building was be remodeled in accordance with CEL-SCI's specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI's Phase III clinical trial and sales of the drug if approved by the FDA. The Company took possession of the building in October 2008.

   The lease is for a term of twenty years and required annual base rent payments of $1,575,000 during the first year of the lease. The annual base rent escalates each year at 3%. CEL-SCI is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows CEL-SCI, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease required CEL-SCI to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 in years six through twenty of the lease, subject to CEL-SCI maintaining compliance with the lease covenants. Included on the consolidated balance sheet is an asset of $8,743,305 shown as deferred rent. Included in deferred rent are the following: 1) deposit on the manufacturing facility ($3,150,000); 2) warrants issued to lessor ($1,731,667); 3) additional investment ($2,864,698); 4) deposit on the cost of the leasehold improvements for the manufacturing facility ($1,786,591); 5) amortization of deferred rent ($(882,338)); and 6) accrued interest on deposit ($92,687). Also included on the consolidated balance sheet is restricted cash of $68,552.

   In December 2008, CEL-SCI was not in compliance with certain lease requirements (i.e., failure to pay an installment of Base Annual Rent). The landlord did not declare CEL-SCI in default and CEL-SCI is now current with all of its lease payments. In July 2008, the Company was required to deposit the equivalent of one year of base rent in accordance with the contract. The $1,575,000 included in current assets was required to be deposited when the amount of cash the Company had dipped below the amount stipulated in the contract. CEL-SCI has now been in compliance with the cash requirements of the contract and expects to receive a refund of the $1,575,000 during the fiscal year ended September 30, 2010.

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

    The employment agreement, as amended, also provided that on September 8, 2006, March 8, 2007, September 8, 2007, March 8, 2008, September 8, 2008 and
    March 8, 2009, each date being a "Payment Date", CEL-SCI issued Mr. de Clara shares of its common stock equal in number to the amount determined by dividing $200,000 by the average closing price of CEL-SCI's common stock for the twenty trading days preceding the Payment Date. A total of 1,030,928 shares were issued to Mr. de Clara during the fiscal year ended September 30, 2009.

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

   Iroquois Lawsuit - On October 21, 2009, Iroquois filed suit against the Company in the United States District Court for the Southern District of New York. In its complaint Iroquois alleges that the Company is liable for breach of contract, breach of fiduciary duty, conversion, and negligence.

   Through its lawsuit Iroquois is seeking $30 million in actual damages, $90 million in punitive damages, the issuance of an additional 4,264,681 shares of the Company's common stock, the issuance of warrants to purchase an additional 6,460,757 shares of the Company's common stock, and a ruling by the court that the conversion price of the notes and the exercise price of the warrants are both $0.20.

   The Company believes that Iroquois's claims are without merit and has filed a motion with the District Court seeking the dismissal of Iroquois's lawsuit.

9. SERIES K CONVERTIBLE DEBT

   During the year ended September 30, 2009, the Series K convertible debt was either repaid at a premium in accordance with the original agreement or converted into the Company's common stock. As of September 30, 2009, the Company had no Series K convertible debt. As of September 30, 2008, the Company had outstanding Series K convertible debt with a fair value of $3,018,697. In August 2006, the Company sold Series K Notes and Series K warrants to a group of private investors for proceeds of $8,300,000, less transaction costs of $568,710. For a further discussion of this transaction, see Note 2.

10. SHORT-TERM INVESTMENTS/AND LOANS FROM OFFICER AND INVESTOR

   At September 30, 2008, the Company had $200,000 of a short-term investment in Auction Rate Cumulative Preferred Shares (ARPs), liquidation preference of $25,000 per share, of an income mutual fund. On May 6, 2008, the fund company announced the redemption of $300 million or, 85.7% of the ARPs on various dates between May 19, 2008 and May 23, 2008 subject to the investment fund lottery system. All of the Company's ARPs were redeemed.

   In conjunction with the ARPs, the Company has a line of credit to borrow up to 100% of the ARPs at an interest rate of prime minus 1% (prime equals 5% on September 30, 2008). During the fiscal year, the Company borrowed $1,956,803 against the ARPs and paid back $1,756,803 in May 2008. On September 30, 2008, the Company had a $200,000 outstanding loan balance secured by the investment balance of ARPs. On November 4, 2008, the $200,000 loan was repaid when the ARPs were redeemed at face value. During the fiscal year, the Company paid $813 in interest expense on the loan.

    Between December 2008 and June 2009, Maximilian de Clara, CEL-SCI's President and a director, loaned CEL-SCI $1,104,057. The loan was initially payable at the end of March, 2009, but was extended to the end of June, 2009. At the time the loan was due, and in accordance with the loan agreement, CEL-SCI issued Mr. de Clara warrants which entitle Mr. de Clara to purchase 1,648,244 shares of CEL-SCI's common stock at a price of $0.40 per share. The warrant is exercisable at any time prior to December 24, 2014. Pursuant to Codification paragraph 470-50-40-17, the fair value of the warrants issuable under the first amendment was recorded as a discount on the note payable with a credit recorded to additional paid-in capital. The discount was amortized from April 30, 2009, through June 27, 2009. Although the loan was to be repaid from the proceeds of CEL-SCI's recent financing, CEL-SCI's Directors deemed it beneficial not to repay the loan and negotiated a second extension of the loan with Mr. de Clara on terms similar to the June 2009 financing. Pursuant to the terms of the second extension the note is now due on July 6, 2014, but, at Mr. de Clara's option, the loan can be converted into shares of CEL-SCI's common stock. The number of shares which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.40. As further consideration for the second extension, Mr. de Clara received warrants which allow Mr. de Clara to purchase 1,849,295 shares of CEL-SCI's common stock at a price of $0.50 per share at any time prior to January 6, 2015. The loan from Mr. de Clara bears interest at 15% per year and is secured by a second lien on substantially all of CEL-SCI's assets. CEL-SCI does not have the right to prepay the loan without Mr. de Clara's consent.

    In accordance with Codification Subtopic 470-50, the second amendment to the loan was accounted for as an extinguishment of the first amendment debt. The extinguishment of the loan requires that the new loan be recorded at fair value and a gain or loss must be recognized, including the warrants issued in connection with the second amendment. This resulted in a premium of $341,454, which is being amortized over the period from July 6, 2009, the date of the second amendment, to October 1, 2009, the date at which the loan holder may demand payment of the loan. At September 30, 2009, the remaining premium is $3,282.

    In early September 2009, the Company received a short term loan of $2,000,000, with associated costs of $73,880, from two investors. The Company repaid the loan at the end of September, along with $200,000 in interest. In addition, the Company issued 500,000 warrants at $0.68 at a cost of $245,000 in connection with the loan. This cost was recorded as a debit to discount on note payable and a credit to derivative liabilities. When the loan was repaid, this discount was written off as interest expense. On September 30, 2009, the fair value of the warrants was $735,000.

11.   STOCKHOLDERS' EQUITY

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

   During the fourth quarter of fiscal year 2008, an additional 1,173,000 shares were issued to consultants at prices ranging from $0.55 to $0.578. The total cost of $649,994 will be expensed to general and administrative expense. At September 30, 2008, $111,452 had been expensed to general and administrative expense.

   During the year ended September 30, 2009, the Company issued 4,483,105 shares of common stock in payment of invoices totaling $1,573,010. Common stock was also issued to pay interest and principal on the convertible debt. See Note
   2. In addition, the balance of the shares issued to the Company's president in September 2008 were expensed at a cost of $200,000. An additional 1,030,928 shares were issued to the president in March 2009 at a cost of $200,000. An additional 12,672 shares were issued to an employee for expenses. The shares were expensed at a cost of $3,168.

   In November 2008, the Company extended its licensing agreement for Multikine with Orient Europharma. The new agreement extends the Multikine collaboration to also cover South Korea, the Philippines, Australia and New Zealand. The licensing agreement initially focuses on the areas of head and neck cancer, nasopharyngeal cancer and potentially cervical cancer. The agreement expires 15 years after the commencement date which is defined as the date of the first commercial sale of Multikine in any country within their territory. As a result of the agreement, Orient Europharma purchased 1,282,051 shares of common stock at a cost of $0.39 per share, for a total to the Company, after expenses, of $499,982.

   On December 30, 2008, the Company entered into an Equity Line of Credit agreement as a source of funding for the Company. For a two-year period, the agreement allows the Company, at its discretion, to sell up to $5 million of the Company's common stock at the volume weighted average price of the day minus 9%. The Company may request a drawdown once every ten trading days, although the Company is under no obligation to request any draw-downs under the equity line of credit. The equity line of credit expires on January 6, 2011. There were no draw-downs during the year ended September 30, 2009.

   On March 6, 2009, the Company entered into a licensing agreement with Byron Biopharma LLC ("Byron") under which the Company granted Byron an exclusive license to market and distribute the Company's cancer drug Multikine in the Republic of South Africa. The Company has existing licensing agreements for Multikine with Teva Pharmaceuticals and Orient Europharma. Pursuant to the agreement Byron will be responsible for registering the product in South Africa. Once Multikine has been approved for sale, the Company will be responsible for manufacturing the product, while Byron will be responsible for sales in South Africa. Revenues will be divided equally between the Company and Byron. To maintain the license Byron, among other requirements, must make milestone payments to the Company totaling $125,000 on or before March 15, 2010. On March 30, 2009, and as further consideration for its rights under the licensing agreement, Byron purchased 3,750,000 Units from the Company at a cost of $0.20 per Unit. Each Unit consisted of one share of the Company's common stock and two warrants. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.25 per share. The warrants will be exercisable at any time after September 8, 2009 and prior to March 6, 2016. The shares of common stock included as a component of the Units were registered by the Company under the Securities Act of 1933. The Company will file a new registration statement to register the shares issuable upon the exercise of the warrants. The Units were accounted for as an equity transaction using the Black Scholes method to value the warrants. The fair value of the warrants was calculated to be $1,015,771 and was recorded as both a debit and a credit to additional paid-in capital.

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

   In late June and early July of 2009, the Company raised $6,139,739, less associated costs of $296,576. The Company issued 15,349,346 shares at $0.40 per share to the investors. The Company also issued 10,284,060 warrants at $0.50 to the investors at a fair value of $2,775,021 and this cost is shown on the balance sheet as a derivative liability. As of September 30, 2009, the fair value of the warrants was $15,223,759.

   As a result of the June 2009 financing, the conversion price of the Series K notes and the exercise price of the Series K warrants were reduced to $0.40 per share because the shares sold by CEL-SCI were below the conversion price of the notes and the exercise price of the warrants. Also in conjunction with the June 2009 financing, a prior financing was reset to $0.40 per share, resulting in the issuance of an additional 1,166,667 shares of common stock. The issuance of these shares was accounted for as a dividend of $466,667.

   On July 27, 2009, 215,000 shares were issued to employees at $0.39. These shares will vest at specified milestones; 20% of them had vested by September 30, 2009. $16,770 of the cost was expensed during the year ended September 30, 2009. In addition, on August 5, 2009, 65,785 shares were issued at $0.38 to the Board of Directors. The cost of $24,998 was expensed during the year ended September 30, 2009.

   In late August of 2009, the Company raised an additional $4,852,995, less associated costs of $248,037. The Company issued 10,784,435 shares at $0.45 per share to the investors. The Company also issued 5,392,217 warrants at $0.55 per share to the investors at a fair value of $1,704,340 and this cost is shown on the balance sheet as a derivative liability. As of September 30, 2009, the fair value of these warrants was $8,088,328.

   In September of 2009, the Company raised an additional $20,000,000, less associated costs of $1,423,743. The Company issued 14,285,715 shares at $1.40 per share to the investors. The Company also issued 4,714,284 warrants at $1.50 to the investors at a fair value of $3,488,570. The Company also issued 714,286 warrants at $1.75 to the placement agent at a fair value of $642,857. The cost of the warrants is shown on the balance sheet as a derivative liability. As of September 30, 2009, the fair value of these warrants was $5,694,285.

   In accordance with Codification 815-40-15-7, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding. These warrants do not qualify for equity accounting and must be accounted for as a derivative liability since the Warrant Agreement provides the holder with the right, at its option, to require the Company to a cash settlement of the warrant at Black-Scholes value in the event of a Fundamental Transaction, as defined in the Warrant Agreement. Since the occurrence of a Fundamental Transaction is not entirely within the Company's control, there exist circumstances that would require net-cash settlement of the warrants while holders of shares would not receive a cash settlement. The Company recorded a fair value adjustment at June 30, 2009 and September 30, 2009. As of September 30, 2009, the fair value of the new derivative liabilities totals $29,741,372.

12.    FAIR VALUE MEASUREMENTS

   Effective October 1, 2008, the Company adopted the provisions of Codification 820-10, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements. While topic 820-10 may change the method of calculating fair value, it does not require any new fair value measurements. The adoption of Codification 820-10 did not have a material impact on our results of operations, financial position or cash flows.

   In accordance with the topic, the Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The

   Company generally applies the income approach to determine fair value. This method uses valuation techniques to convert future amounts to a single present amount. The measurement is based on the value indicated by current market expectations about those future amounts.

   Codification 820-10 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to active markets for identical assets and liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). We classify fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:

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

   The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at September 30, 2009:

                                   Quoted Prices in       Significant
                                  Active Markets for         Other           Significant
                                 Identical Assets or      Observable        Unobservable
                                Liabilities (Level 1)   Inputs (Level 2)   Inputs (Level 3)      Total
                                ---------------------   ----------------   ----------------      -----

      Derivative instruments    $           -         $  35,113,970      $           -    $  35,113,970
                                ==============        ==============     ==============   ==============


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


   Financial Data

Fiscal 2009

                              Three         Three           Three       Three
                              Months        Months          Months      Months
                              ended         ended           ended       ended          Year ended
                           December 31,    March 31,       June 30,   September 30,   September 30,
                               2008          2009            2009        2009             2009
                       ---------------------------------------------------------------------------
Revenue                   $          -   $    19,643   $    30,450   $    30,000     $    80,093

Operating expenses           2,551,823     2,384,760     3,243,576     3,920,391      12,100,550
Nonoperating
 expenses (income)             (13,379)       16,717       376,445        18,140         397,923

Gain/loss on derivative
 instruments                   391,689       264,554    (2,649,493)  (26,498,400)    (28,491,650)

Net loss                    (2,173,513)   (2,117,280)   (6,239,064)  (30,380,173)    (40,910,030)

Dividends                            -             -      (466,667)      (24,061)       (490,728)
Net loss available to
 common shareholders       $(2,173,513)  $(2,117,280)  $(6,705,731) $(30,404,234)   $(41,400,758)

Net loss per share-basic
 & diluted                 $     (0.02)  $     (0.02)  $     (0.05) $      (0.19)   $      (0.31)


As adjusted by quarter.  See below for detail.

Three Months Ended December 31, 2008:
                                      As reported    Adjustments    As adjusted
                                      -----------    -----------    -----------

Revenue                               $        -     $        -     $        -
Operating expenses                     2,329,296        222,527      2,551,823
Nonoperating expenses (income)           (13,379)             -        (13,379)
Gain/loss on derivative instruments      391,689              -        391,689

Net loss                              (1,950,986)      (222,527)    (2,173,513)
Dividends                                      -              -              -
Net loss available to common
 shareholders                        $(1,950,986)      (222,527)   $(2,173,513)

Net loss per share-basic & diluted   $     (0.02)             -    $     (0.02)

Three Months Ended March 31, 2009:
                                      As reported    Adjustments    As adjusted
                                      -----------    -----------    -----------

Revenue                              $    19,643     $        -    $    19,643
Operating expenses                     2,162,233        222,527      2,384,760
Nonoperating expenses (income)            16,717              -         16,717
Gain/loss on derivative instruments      264,554              -        264,554

Net loss                              (1,894,753)      (222,527)    (2,117,280)
Dividends                                      -              -              -
Net loss available to common
 shareholders                        $(1,950,986)      (222,527)   $(2,117,280)

Net loss per share-basic & diluted    $    (0.02)             -     $    (0.02)


Three Months Ended June 30, 2009:
                                      As reported    Adjustments    As adjusted
                                      -----------    -----------    -----------

Revenue                               $   30,450     $        -     $   30,450
Operating expenses                     3,688,630       (445,054)     3,243,576
Nonoperating expenses (income)           376,445              -        376,445
Gain/loss on derivative instruments   (2,548,327)      (101,166)    (2,649,493)

Net loss                              (6,582,952)      (343,888)    (6,239,064)
Dividends                                (11,667)      (455,000)      (466,667)
Net loss available to common
 shareholders                        $(6,594,619)    $ (111,112)   $(6,705,731)

Net loss per share-basic & diluted   $     (0.05)             -    $     (0.05)

Adjustments consist of the following:

                                      Three months   Three months   Three months
                                         ended          ended          ended
                                      December 31,     March 31,      June 30,
                                          2008           2009           2009
                                      ------------   ------------   ------------

Amortization of deferred rent           $222,527      $222,527      $ (445,054)
Gain/loss on derivative Instruments            -             -        (101,166)
Dividends                                      -             -        (455,000)


CEL-SCI will be restating its 10-Qs for each of the three quarters for fiscal year 2009.

Fiscal 2008
-----------

                              Three         Three         Three         Three
                              Months        Months        Months       Months
                              ended         ended         ended        ended          Year ended
                           December 31,    March 31,     June 30,   September 30,   September 30,
                               2007          2008          2008         2008             2008
                       --------------------------------------------------------------------------
 Revenue                  $    1,530     $        -     $    3,535   $        -     $    5,065
 Operating expenses        2,868,968      2,085,098      2,180,214    2,383,078      9,517,358
 Non-operating
  (expense) income            34,715         35,741        (18,705)     (42,266)         9,485
 Gain (loss) on
  derivative Instruments     989,988     (1,160,937)       206,106    1,764,236      1,799,393
 Net loss                 (1,842,735)    (3,210,294)    (1,989,278)    (661,108)    (7,703,415)
 Dividends                  (424,815)             -              -            -       (424,815)
 Net loss available to
  common shareholders     (2,267,550)    (3,210,294)    (1,989,278)    (661,108)    (8,128,230)
 Loss per common
  share - basic &
  diluted                 $    (0.02)    $    (0.03)    $    (0.02)    $  (0.01)    $    (0.07)

    The Company has experienced large swings in its quarterly losses in 2009 and 2008. These swings are caused by the changes in the fair value of warrants and the Series K convertible debt each quarter. These changes in the fair value of the debt are recorded on the consolidated statements of operations. In addition, the cost of options granted to consultants has affected the quarterly losses recorded by the Company.

15.  SUBSEQUENT EVENTS

     In accordance with Codification 855-50, "Subsequent Events", the Company has reviewed subsequent events through the January 13, 2010, the date of filing. The Company has received approximately $6,360,000 in warrant conversions from October 1, 2009 through the filing date. During the period, 11,830,466 warrants were exercised at prices ranging from $0.25 to $1.05.

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 13th day of January 2010.

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

Signature                        Title                Date


/s/ Maximilian de Clara        Director            January 13, 2010
----------------------
Maximilian de Clara


/s/ Geert R. Kersten           Director            January 13, 2010
----------------------
Geert R. Kersten


                               Director
----------------------
Alexander G. Esterhazy


/s/ Dr. C. Richard Kinsolving  Director            January 13, 2010
----------------------
Dr. C. Richard Kinsolving


/s/ Dr. Peter R. Young         Director            January 13, 2010
----------------------
Dr. Peter R. Young

                               CEL-SCI CORPORATION

                                    FORM 10-K

                                    EXHIBITS

                                   EXHIBIT 23

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



CEL-SCI Corporation
Vienna, Virginia

We hereby consent to the incorporation by reference in the Registration Statements on S-8 (Nos. 333-27579, 333-03750, 333-57649, 333-69678, 333-84756,
333-31652, 333-117088, 333-140792 and 333-162265) and the Registration
Statements on Form S-3 (Nos. 333-151667, 333-160181, 333-160794, 333-162039,
333-161504 and 333-162792) of CEL-SCI Corporation of our report dated January 13, 2010, relating to the consolidated financial statements which appears in this Form 10-K.

/s/ BDO SEIDMAN LLP

BDO Seidman, LLP
Bethesda, Maryland
January 13, 2010

                                   EXHIBIT 31

                                 CERTIFICATIONS

I, Geert Kersten, of CEL-SCI Corporation, certify that:

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

January 13, 2010                          /s/ Geert R. Kersten
                                          ------------------------------
                                          Geert R. Kersten
                                          Chief Executive Officer

                                 CERTIFICATIONS

I, Geert Kersten, of CEL-SCI Corporation, certify that:

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

January 13, 2010                          /s/ Geert R. Kersten
                                          ------------------------------
                                          Geert R. Kersten
                                          Principal Accounting and Financial
                                          Officer

                                   EXHIBIT 32

      In connection with the Annual Report of CEL-SCI Corporation (the "Company") on Form 10-K for the period ending September 30, 2009 as filed with the Securities and Exchange Commission (the "Report"), Geert Kersten, the Chief Executive and Principal Financial Officer of the Company, certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to the best of his knowledge:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects the financial condition and results of the Company.



January 13, 2010                   By:   /s/ Geert Kersten
                                         -------------------------------
                                         Geert Kersten, Chief Executive and
                                         Principal Financial Officer