Form 10-Q/A
period 2008-12-31
CEL SCI CORP
filed 2010-01-29
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)
(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008
                                      OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

Commission File Number 0-11503
                               CEL-SCI CORPORATION
                             ----------------------

      Colorado                                         84-0916344
----------------------------                        --------------------
State or other jurisdiction                            (IRS) Employer
    incorporation                                    Identification Number

                         8229 Boone Boulevard, Suite 802
                             Vienna, Virginia 22182
                      ------------------------------------
                     Address of principal executive offices

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

            Yes _________                       No   X


         Class of Stock         No. Shares Outstanding            Date

             Common                  204,201,968            January 22, 2010

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1.                                                                 Page
                                                                        ----

Condensed Consolidated Balance Sheet (unaudited)                         3
Condensed Consolidated Statements of Operations (unaudited)              4
Condensed Consolidated Statement of Cash Flow (unaudited)              5-6
Notes to Condensed Consolidated Financial Statements (unaudited)         7

Item 2.
      Management's Discussion and Analysis of Financial Condition       22
        and Results of Operations

Item 3.
      Quantitative and Qualitative Disclosures about Market Risks       26

Item 4.
      Controls and Procedures                                           26

PART II

Item 2.
      Changes in Securities and Use of Proceeds                         28

Item 4.
              Submission of Matters to a Vote of Security Holders       28

Item 5.
      Other Information                                                 28

Item 6.
      Exhibits                                                          28

      Signatures                                                        29

                               CEL-SCI CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                  (unaudited)

 ASSETS                                          December 31,     September 30,
                                                     2008             2008
                                                 (As restated)
                                                 -------------    -------------
 CURRENT ASSETS

   Cash and cash equivalents                    $    98,947        $   711,258
   Short-term investments                                 -            200,000
   Prepaid expenses                                  19,973             27,209
   Inventory used for R&D and manufacturing         452,773            395,170
   Deposits                                           9,395             14,828
                                                -----------        -----------
         Total current assets                       581,088          1,348,465

 RESEARCH AND OFFICE EQUIPMENT AND
   LEASEHOLD IMPROVEMENTS--
   Less accumulated depreciation of $2,029,269
     and $1,964,597                               1,389,944          1,324,686

 PATENT COSTS- less accumulated amortization of
     $1,112,869 and $1,091,597                      574,780            587,439

 RESTRICTED CASH                                    125,284            987,652
 DEPOSITS                                         1,575,000          1,575,000
 DEFERRED RENT                                    8,943,535          8,660,837
 LONG-TERM INTEREST RECEIVABLE                      267,907            199,593
                                                -----------        -----------
                TOTAL ASSETS                   $ 13,457,538      $  14,683,672
                                               ============      =============
 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Accounts payable                            $    714,165      $     427,509
   Accrued expenses                                 289,586            113,179
   Due to employees                                  64,347             36,077
   Accrued interest on convertible debt                   -             45,558
   Derivative instruments - current portion       2,305,657          3,018,697
   Short-term loan                                        -            200,000
   Short-term loan - related party                  100,000                  -
                                                -----------        -----------
        Total current liabilities                 3,473,755          3,841,020

   Deferred rent                                     12,780              6,617
                                                -----------        -----------
        Total liabilities                         3,486,535          3,847,637

  COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value;
  authorized, 100,000 shares; no shares
  issued and outstanding                                  -                  -
 Common stock, $.01 par value; authorized,
  300,000,000 shares; issued and outstanding,
  123,716,263 and 120,796,094 shares at
  December 31 and September 30, 2008,
  respectively                                    1,237,163          1,207,961
   Additional paid-in capital                   135,603,650        134,324,370
   Accumulated deficit                         (126,869,810)      (124,696,296)
                                                -----------        -----------
           Total stockholders' equity             9,971,003         10,836,035
                                                -----------        -----------

 LIABILITIES AND STOCKHOLDERS' EQUITY          $ 13,457,538       $ 14,683,672
                                               ============       ============

          See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                Three Months Ended December 31,
                                                    2008                2007
                                                (As restated)
                                                ---------------     -----------

REVENUE:
   Rent income                                   $         -        $    1,530
                                                 -----------        ----------
                 Total revenue                             -             1,530
EXPENSES:
   Research and development, excluding
   depreciation of $64,523 and $30,463
   included below                                  1,410,753         1,028,966

   Depreciation and amortization                      85,944            54,253

   General and administrative                      1,055,126         1,785,749
                                                 -----------        ----------

                 Total expenses                    2,551,823         2,868,968
                                                 -----------        ----------
LOSS FROM OPERATIONS
                                                  (2,551,823)       (2,867,438)

GAIN (LOSS) ON DERIVATIVE INSTRUMENTS                391,689           989,988

INTEREST INCOME                                       71,237           178,731

INTEREST EXPENSE                                     (84,616)        (144,016)
                                                 -----------        ----------

NET LOSS BEFORE INCOME TAXES                      (2,173,513)       (1,842,735)

INCOME TAX PROVISION                                      -                 -
                                                 -----------        ----------

NET LOSS                                         (2,173,513)       (1,842,735)

DIVIDENDS                                                 -         (424,815)
                                                 -----------        ----------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS      $ (2,173,513)      $(2,267,550)
                                                ============       ===========

NET LOSS PER COMMON SHARE (BASIC)              $      (0.02)      $     (0.02)
                                                ============       ===========

NET LOSS PER COMMON SHARE (DILUTED)            $      (0.02)      $     (0.02)
                                                ============       ===========

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING, BASIC & DILUTED          122,215,334        115,708,186
                                                ============       ===========


          See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                        Three Months Ended
                                                          December 31,
                                                      2008               2007
                                                   (As restated)
                                                   ------------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
 NET LOSS $ (2,173,513) $ (1,842,735)
 Adjustments to reconcile net loss to net
 cash used in operating activities:
   Depreciation and amortization                       85,944           54,253
   Issuance of common stock and stock
   options for services                               516,886          676,917
   Common stock contributed to 401(k) plan             16,247           23,969
   Employee option cost                               155,272          465,008
   Consultant option extension                              -           99,181
   Gain on derivative instruments                    (391,689)        (989,988)
   Amortization of deferred rent on
     manufacturing facility                           222,527                -
   Amortization of discount on convertible debt        43,649           80,503
   Increase in deferred rent                            6,163            1,466
   Increase in receivables                            (68,314)         (32,685)
   Decrease in prepaid expenses                         7,236           12,941
  (Increases) decrease in inventory for R&D
     and manufacturing                                (57,603)          53,041
   Decrease in deposits                                 5,433                -
   Increase (decrease) in accounts payable            272,689          (34,419)
   Increase in accrued expenses                       176,407            8,458
   Increase (decrease) in amount due to employees      28,270           (7,721)
   Decrease in deposits held                                -           (3,000)
   Decrease in accrued interest on convertible debt    (5,404)          (5,283)
                                                   ----------       ----------

 NET CASH USED IN OPERATING ACTIVITIES             (1,159,800)      (1,440,094)
                                                   ----------       ----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
   Decrease in restricted cash                        862,368                -
   Increase in deferred rent                         (505,225)               -
   Sale of investments available-for-sale
     securities                                       200,000                -
   Purchase of equipment                             (115,963)         (27,843)
   Patent costs                                        (8,613)          (5,266)
                                                   ----------       ----------
 NET CASH PROVIDED BY (USED IN)
  INVESTING ACTIVITIES                                432,567          (33,109)
                                                   ----------       ----------

 CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from exercise of stock options                  -           14,403
   Private placement proceeds                         499,982                -
   Repayment of convertible notes                    (270,000)        (195,000)
   Proceeds from short term loan-related party        100,000                -
   Repayment of short term loan                      (200,000)               -
   Financing costs                                    (15,060)               -
                                                   ----------       ----------
 NET CASH (USED IN) PROVIDED BY
    FINANCING ACTIVITIES                              114,922         (180,597)
                                                   ----------       ----------
 NET DECREASE IN CASH AND CASH EQUIVALENTS           (612,311)      (1,653,800)

 CASH AND CASH EQUIVALENTS:
   Beginning of period                                711,258       10,993,021
                                                   ----------       ----------
   End of period                                   $   98,947       $9,339,221
                                                   ==========       ==========


                                                                    (continued)
                                        5

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                                   (continued)


                                                        Three Months Ended
                                                          December 31,
                                                      2008               2007
                                                   (As restated)
                                                   ------------        --------
SUPPLEMENTAL INFORMATION ON NONCASH TRANSACTIONS:
  Patent costs included in accounts payable:
  Increase in accounts payable                     $        -       $  (27,187)
  Increase in patent costs                                  -           27,187
                                                   ----------       ----------
                                                   $        -       $        -
                                                   ==========       ==========

  Equipment costs included in accounts payable:
  Increase in accounts payable                     $  (13,967)      $   (2,829)
  Increase in research and office equipment            13,967            2,829
                                                   ----------       ----------
                                                   $        -       $        -
                                                   ==========       ==========

  Payment of convertible debt principal with
  common stock:
    Decrease in convertible debt                   $   95,000       $        -
    Increase in common stock                           (4,056)               -
    Increase in additional paid-in capital            (90,944)               -
                                                   ----------       ----------
                                                   $        -       $        -
                                                   ==========       ==========


  Conversion of interest on convertible debt
  into common stock:
   Decrease in accrued interest on convertible
      debt                                         $   40,154       $        -
   Increase in common stock                            (1,706)
   Increase in additional paid-in capital                              (38,448)
                                                   ----------       ----------
                                                   $        -       $        -
                                                   ==========       ==========

NOTE:
  Cash expenditures for interest expense           $   45,058       $   63,512
                                                   ==========       ==========





          See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                   (UNAUDITED)

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

      Significant accounting policies are as follows:

      Research and Office Equipment - Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Repairs and maintenance which do not extend the life of the asset are expensed when incurred. Depreciation expense for the three-month period ended December 31, 2008 and 2007 were $64,672 and $34,714, respectively.

      Patents - Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years). In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the three-month periods ended December 31, 2008 and 2007, the Company recorded no patent impairment charges. For the three-month periods ended December 31, 2008 and 2007, amortization

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                   (UNAUDITED)

      of patent costs totaled $21,272 and $19,539, respectively. The Company estimates that amortization expense will be $85,088 for each of the next five years, totaling $425,440.

      Research and Development Costs - Research and development expenditures are expensed as incurred. Total research and development costs, excluding depreciation, were $1,410,753 and $1,028,966 for the three months ended December 31, 2008 and 2007.

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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                   (UNAUDITED)

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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                   (UNAUDITED)


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

B.    RESTATEMENT

      The Company has restated its condensed consolidated financial statements for the three months ending December 31, 2008 to reflect the amortization of deferred rent of $222,527 that should have been expensed in the quarter ended December 31, 2008, but was not expensed until the quarter ended June 30, 2009. The effect on the Company's condensed consolidated financial statements as a result of the restatement are shown below:

      Condensed Consolidated Balance Sheet
      ------------------------------------

                                              December 31, 2008
                                -------------------------------------------
                                As Previously
                                   Reported      Adjustment     As Restated
                                -------------    ----------     -----------

      Deferred rent             $  9,166,062   $  (222,527)      $8,943,535
         TOTAL ASSETS           $ 13,680,065   $  (222,527)  $   13,457,538
                                =============  ============  ==============

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                   (UNAUDITED)


      Accumulated deficit      $(126,647,283)  $  (222,527)  $(126,869,810)
      Total stockholders'
         equity                $  10,193,530   $  (222,527)  $   9,971,003
                                =============  ============  ==============
    LIABILITIES AND
        STOCKHOLDERS' EQUITY   $  13,680,065   $  (222,527)  $  13,457,538
                                =============  ============  ==============

Condensed Consolidated Statements of Operations
-----------------------------------------------

                                     Three Months Ended December 31, 2008
                                 -------------------------------------------
                                 As Previously
                                    Reported      Adjustment     As Restated
                                 -------------    ----------     -----------

      Research and development   $  1,188,226   $   222,527     $ 1,410,753
         Total expenses             2,329,296       222,527       2,551,823
         LOSS FROM OPERATIONS      (2,329,296)      222,527      (2,551,823)
         NET LOSS                 $(1,950,986)  $  (222,527)    $(2,173,513)
                                  ===========   ============    ============

Condensed Consolidated Statement of Cash Flows
----------------------------------------------

                                       Three Months Ended December 31, 2008
                                    ------------------------------------------
                                    As Previously
                                      Reported       Adjustment    As Restated
                                    -------------    ----------    -----------

      NET LOSS                       $(1,950,986)   $(222,527)     $(2,173,513)
      Amortization of deferred rent
         on manufacturing facility             -      222,527         (222,527)

C. NEW ACCOUNTING PRONOUNCEMENTS
   -----------------------------

      In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements". The statement defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. The statement is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position ("FSP") No. 157-2, Effective Data of FASB Statement No. 157. FSP 157-2 delays the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company has adopted this statement and it did not affect its current practice in valuing fair value of its derivatives each quarter. See Note G.

      In February 2007, FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 15". The Statement permits companies to choose to measure many financial instruments and certain other items at fair value. The statement is effective for fiscal years that begin after November 15,

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                   (UNAUDITED)

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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                   (UNAUDITED)

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

D.    AVAILABLE-FOR-SALE SECURITIES
      -----------------------------

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

E.    STOCKHOLDERS' EQUITY
      --------------------

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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                   (UNAUDITED)

      In January and March, 2008, the Company issued 1,116,020 shares of restricted common stock to employees. The stock was valued at prices ranging from $0.52 to $0.62. The total cost of the stock issued to employees was $687,830. The cost of the stock for the three months ended December 31, 2008 of $60,063 was expensed to research and development ($19,377) and general and administrative expense ($40,686). In addition, in March and April of 2008, the Company issued a total of 516,000 shares of restricted common stock to two consultants at $0.52 and $0.69 per share for a total cost of $134,160. This stock will be expensed over the period of the contracts with the consultants. The expense for the three months ended December 31, 2008 was $79,337.

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

      During the three months ended December 31, 2008, 1,003,881 shares of common stock were issued in payment of invoices totaling $207,299. Common stock was also issued to pay interest and principal on the convertible debt. (See Note F.)

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

F.    SERIES K CONVERTIBLE DEBT
      -------------------------

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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                   (UNAUDITED)


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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                   (UNAUDITED)


      The following summary comprises the total of the fair value of the convertible debt and related derivative instruments at December 31, 2008 and September 30, 2008:

                                                December 31,      September 30,
                                                    2008              2008
                                                -----------       ------------

      Face value of debt                        $ 1,875,716         $2,240,715
      Discount on debt                             (150,331)          (193,980)
      Investor warrants                           1,734,472          1,734,472
      Placement agent warrants                       45,696             79,664
      Fair value adjustment-convertible debt        (36,618)          (103,495)
      Fair value adjustment-investor warrants    (1,163,278)          (738,679)
                                                -----------         ----------

            Total fair value                     $2,305,657         $3,018,697
                                                ===========         ==========

G. FAIR VALUE MEASUREMENTS

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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                   (UNAUDITED)


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

      The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at December 31, 2008:


                                  Quoted Prices in         Significant
                                 Active Markets for           Other        Significant
                                 Identical Assets or        Observable     Unobservable
                                 Liabilities (Level 1)   Inputs (Level 2) Inputs (Level 3)    Total
                                 ---------------------   ---------------- ----------------    -----

      Derivative instruments         $          -            $2,305,657       $       -      $2,305,657
                                     =============           ===========      ==========     ===========

      The fair values of the Company's derivative instruments disclosed above are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company's stock as well as U.S. Treasury Bill rates are observable in active markets.

H.    SHORT-TERM LOANS
      ----------------

      The Company had a line of credit through its bank to borrow up to 100% of the ARPs (see Note D) at an interest rate of prime minus 1%. As of September 30, 2008, the Company had borrowed $200,000, which was paid back in November 2008. During the three months ended December 31, 2008, the Company had paid $813 in interest on the line of credit.

      In December 2008, the Company received a $100,000 short-term loan from the president of the Company. The note bears interest at 15% and must be repaid by March 27, 2009.

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                   (UNAUDITED)

I.    OPERATIONS, FINANCING
      ---------------------

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

      The Company has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine. However, in light of the current capital market environment, CEL-SCI believes it is prudent not to start the Phase III clinical trial for Multikine until it has firm commitments in the form of partnerships and/or money raised for a substantial amount of cash to support the Phase III clinical trial. In the meantime, the Company will operate at significantly reduced cash expenditure levels and additional cash may be raised by offering contract manufacturing services to the pharmaceutical industry in its new manufacturing facility. The Company expects that it will need to raise additional capital in fiscal year 2009 in the form of corporate partnerships and/or equity financings to support its operations at its current rate. The Company is currently working towards a transaction which it expects to complete in fiscal 2009 which will finance its Phase III clinical trial of Multikine. The Company believes that it will be able to obtain additional financing since Multikine is a Phase III product designed to treat cancer, an area that pharmaceutical companies are increasingly targeting. The Company is working on a sale-leaseback program for the equipment it owns which would provide the Company approximately $1.5 million in additional cash. It is important to note that the Company's expenditures for fiscal year 2008 included several very large non-recurring expenses that amounted to several million dollars, mostly related to the build out of the manufacturing facility. These expenses will not recur in fiscal year 2009, thereby reducing the Company's expenditures significantly. Beyond those savings the Company has also made other very significant cuts in its expenditures. In addition, the Company has put in place a $5 million Equity Line of Credit (see Note E). With this Equity Line of Credit in place the Company believes it will have the required capital to continue operations into March 2010. However, if necessary the Company can make further reductions in expenditures by a reduction in force or by implementation of a salary reduction program.

      The Company has determined that the convertible debt holders of the Series K Notes may require repayment of the entire remaining principal balance at any time after August 4, 2009. This debt can be paid in stock and may not require a cash payment. In addition, in December 2008, the Company was not in compliance with certain lease requirements (i.e., failure to pay an

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                   (UNAUDITED)


      installment of Base Annual Rent). However, the landlord did not declared the Company formally in default under the terms of the lease and has renegotiated the lease. The landlord currently has the right to declare the Company in default if the Company fails to pay any installment of the Base Annual Rent when such failure continues for a period of 5 business days after the Company's receipt of written notice thereof from the Landlord, provided that if the Company fails to pay any of the foregoing within 5 business days more than two (2) times in any twelve (12) month period during the lease term, the Landlord shall not be required to provide the Company with any further notice and the Company shall be deemed to be in default. Per the renegotiated lease (see Note L), the landlord has agreed to defer 3 months (December - February) of rent which will be paid back incrementally only after future financings. CEL-SCI then will begin paying basic annual rent starting in March 2009 and failure to pay the entire monthly installment thereafter shall constitute a material default under the lease. In return, CEL-SCI extended 3,000,000 warrants by one year and repriced these warrants from $1.25 to $0.75 and the landlord was issued an additional 787,000 warrants at $0.75. Both warrants expire on January 26, 2014.

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

J.    DIVIDENDS
      ---------

      The Company has paid no dividends to shareholders since inception. The cost of the extension of investor warrants during the three months ended December 31, 2007 of $424,815 is recorded as a dividend, and increases the accumulated deficit.

K.    COMMITMENTS AND CONTINGENCIES
      -----------------------------

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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                   (UNAUDITED)


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

      In addition, in December 2008, the Company was not in compliance with certain lease requirements (i.e., failure to pay an installment of Base Annual Rent). However, the landlord did not declared the Company formally in default under the terms of the lease and has renegotiated the lease. The landlord currently has the right to declare the Company in default if the Company fails to pay any installment of the Base Annual Rent when such failure continues for a period of 5 business days after the Company's receipt of written notice thereof from the Landlord, provided that if the Company fails to pay any of the foregoing within 5 business days more than two (2) times in any twelve (12) month period during the lease term, the Landlord shall not be required to provide The Company with any further notice and the Company shall be deemed to be in default. Per the renegotiated lease (see Note L), the landlord has agreed to defer 3 months (December - February) of rent which will be paid back incrementally only after future financings. CEL-SCI then will begin paying basic annual rent starting in March 2009 and failure to pay the entire monthly installment thereafter shall constitute a material default under the lease. In return, CEL-SCI extended 3,000,000 warrants by one year and repriced these warrants from $1.25 to $0.75 and the landlord was issued an additional 787,000 warrants at $0.75. Both warrants expire on January 26, 2014.

      The Company began amortizing the deferred rent on the building on October 7, 2008, the day that the Company took possession of the building. The amortization on the deferred rent for the three months ended was $222,527.

L.    SUBSEQUENT EVENTS
      -----------------

      In January, 2009, the Company received additional loans from the president of $210,000, bringing the total loans received to $310,000. The loans bear interest at 15% and are payable by March 27, 2009.

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2008 AND 2007
                                   (UNAUDITED)


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

CEL-SCI CORPORATION
-------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

The Company determined that a restatement of its condensed consolidated financial statements was needed for amortization of deferred rent for the three months ended December 31, 2008 of $222,527. The adjustment increased the research and development expense and reduced the deferred rent. Please see Item. 4 for discussion of internal control over financial reporting. For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Note B to the condensed consolidated financial statements. All amounts in this Form 10-Q/A affected by the restatement adjustments have been update to reflect the adjusted amounts.

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

During the three-month period ended December 31, 2008 and 2007, the Company used cash totaling $612,311 and $1,653,800, respectively. For the three months ended December 31, 2008 and 2007, cash used in operating activities totaled $1,159,800 and $1,440,094. For the three months ended December 31, 2008 and 2007, cash provided by financing activities totaled $114,922 and cash used by financing activities totaled $180,597, respectively. Private placement proceeds of $499,982 and receipt of the short-term loan of $100,000 provided funds. The repayment of convertible notes ($270,000), financing costs (15,060) and the repayment of the short-term loan ($200,000) was used in financing activities during the three months ended December 31, 2008. For the three months ended December 31, 2007, cash was provided by financing was from the exercise of employee options ($14,403). Repayment of convertible notes of $195,000 used cash in financing activities. Cash provided by investing activities was $432,567 and $33,109 was used in investing activities for the three months ended December 31, 2008 and 2007, respectively. The use of cash in investing activities consisted of purchases of equipment and legal costs incurred in patent applications and, for the three months ended December 31, 2008, the sale of the final $200,000 in ARPs.

The Company has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine. However in light of the current capital market environment, the Company believes it is prudent not to start the Phase III clinical trial until it has firm commitments in the form of partnerships and/or money raised for a substantial amount of cash to support the Phase III clinical trial. In the meantime, the Company will operate at significantly reduced cash expenditure levels and additional cash may be raised by offering contract manufacturing services to the pharmaceutical industry in its new manufacturing facility. The Company expects that it will need to raise additional capital in fiscal year 2009 in the form of corporate partnerships and/or equity financings to support its operations at its current rate. The Company is currently working towards a transaction which it expects to complete in fiscal 2009 which will finance its Phase III clinical trial of Multikine. The Company believes that it will be able to obtain additional financing since Multikine is a Phase III product designed to treat cancer, an area that pharmaceutical companies are increasingly targeting. The Company is working on a sale-leaseback program for the equipment it owns which would provide the Company approximately $1.5 million in additional cash. It is important to note that the Company's expenditures for fiscal year 2008 included several very large non-recurring expenses that amounted to several million dollars, mostly related to the build out of the manufacturing facility. These expenses will not recur in fiscal year 2009, thereby reducing the Company's expenditures significantly.
 Beyond those savings the Company has also made other very significant cuts in its expenditures. In addition, the Company has put in place a $5 million Equity Line of Credit (see Note E). With this Equity Line of Credit in place the Company believes it will have the required capital to continue operations into March 2010. However, if necessary the Company can make further reductions in expenditures by a reduction in force or by implementation of a salary reduction program.

The Company has determined that the convertible debt holders of the Series K Notes may require repayment of the entire remaining principal balance at any time after August 4, 2009. This debt can be paid in stock and may not require a cash payment. In addition, in December 2008, CEL-SCI was not in compliance with certain lease requirements (i.e., failure to pay an installment of Base Annual
Rent). However, the landlord has not declared the Company formally in default under the terms of the lease and has renegotiated the lease. The landlord currently has the right to declare the Company in default if the Company fails to pay any installment of the Base Annual Rent when such failure continues for a period of 5 business days after the Company's receipt of written notice thereof from the Landlord, provided that if the Company fails to pay any of the foregoing within 5 business days more than two (2) times in any twelve (12) month period during the lease term, the Landlord shall not be required to provide the Company with any further notice and the Company shall be deemed to be in default. Per the renegotiated lease (see Note L), the landlord has agreed to defer 3 months (December - February) of rent which will be paid back incrementally only after future financings. CEL-SCI then will begin paying basic annual rent starting in March 2009 and failure to pay the entire monthly installment thereafter shall constitute a material default under the lease. In return, CEL-SCI extended 3,000,000 warrants by one year and repriced these warrants from $1.25 to $0.75 and the landlord was issued an additional 787,000 warrants at $0.75. Both warrants expire on January 26, 2014.

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

The Company had invested in ARPs (See Note D). Because of liquidity issues with these ARPs, the Company borrowed $200,000 on a line of credit which was paid off in November of 2008.

Results of Operations and Financial Condition

During the three-month period ended December 31, 2008, research and development expenses increased by $381,787 compared to the three-month period ended December 31, 2007. This increase was due to continuing expenses relating to the preparation for the Phase III clinical trial on Multikine and the amortization of the deferred rent of $222,527. The Company is preparing for the beginning of the Phase III clinical trial.

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

                         Three Months Ended December 31,
                             2008           2007
                             -----          ----

   MULTIKINE              $1,355,705     $  908,948
   L.E.A.P.S                  55,048        120,018
                          -----------    -----------

   TOTAL                  $1,410,753     $1,028,966
                          ===========    ===========

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company's management, including the Company's Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2008. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer has concluded that there was a material weakness in the Company's internal control over financial reporting. During the fourth quarter of the fiscal year ended September 30, 2009, CEL-SCI remediated this weakness by hiring a third party to assist in various accounting transactions. After giving effect to the restatements referred to above, the Chief Executive and Chief Financial Officer has now concluded that the financial statements included in this Form 10Q/A fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

The Company's management, with the participation of the Chief Executive and Chief Financial Officer, has evaluated whether any change in the Company's internal control over financial reporting occurred during the first quarter of fiscal year 2009. At that time, it was concluded that there had been no change in our internal control over financial reporting during the first quarter of fiscal year 2009 that had materially affected, or was reasonably likely to materially affect, our internal control over financial reporting. However, it was determined during the fourth quarter of the fiscal year ended September 30, 2009, that there was a material weakness in the Company's financial reporting internal controls. As discussed above, the Company believes that the hiring of the third party to assist in various accounting transactions has remedied this weakness in internal control over financial reporting.

                                     PART II


Item 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

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


                                         CEL-SCI CORPORATION


Date: January 29, 2010                   /s/ Geert Kersten
                                         ------------------------------------
                                         Geert Kersten, Chief Executive Officer*









* Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.