Form 10-Q/A
period 2009-03-31
CEL SCI CORP
filed 2010-02-01
CIK 725363

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

                               CEL-SCI CORPORATION
                               --------------------

       Colorado                                              84-0916344
---------------------------                             ---------------------
State or other jurisdiction                                (IRS) Employer
    incorporation                                       Identification Number

                         8229 Boone Boulevard, Suite 802
                             Vienna, Virginia 22182
                 ----------------------------------------------
                     Address of principal executive offices

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

                               CEL-SCI CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

 ASSETS                                             March 31,     September 30,
                                                      2009            2008
                                                 (As restated)
                                                 -------------    -------------
 CURRENT ASSETS

   Cash and cash equivalents                     $    654,166     $    711,258
   Short-term investments                                   -          200,000
   Prepaid expenses                                     8,396           27,209
   Inventory used for R&D and manufacturing           447,196          395,170
   Deposits                                                 -           14,828
                                                 -------------    -------------
         Total current assets                       1,109,758        1,348,465

RESEARCH AND OFFICE EQUIPMENT AND
   LEASEHOLD IMPROVEMENTS--
   Less accumulated depreciation of $2,130,595
     and $1,964,597                                 1,339,520        1,324,686

 PATENT COSTS- less accumulated amortization of
    $1,127,565 and $1,091,597                         540,009          587,439

 RESTRICTED CASH                                       71,084          987,652
 DEPOSITS                                           1,575,000        1,575,000
 DEFERRED RENT                                      8,836,729        8,660,837
 LONG-TERM INTEREST RECEIVABLE                        335,710          199,593
                                                 -------------    -------------
                   TOTAL ASSETS                  $ 13,807,810     $ 14,683,672
                                                 ============    =============

LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES
   Accounts payable                              $  1,245,040     $    427,509
   Accrued expenses                                   505,758          113,179
   Due to employees                                   102,398           36,077
   Accrued interest on convertible debt                34,495           45,558
   Derivative instruments - current portion         1,893,005        3,018,697
   Deferred revenue                                    10,000                -
   Short-term loan                                          -          200,000
   Short-term loan - related party                    570,000                -
                                                 -------------    -------------
        Total current liabilities                   4,360,696        3,841,020
   Deferred rent                                       13,532            6,617
                                                 -------------    -------------
        Total liabilities                           4,374,228        3,847,637

  COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value;
     authorized, 200,000 shares; no
     shares issued and outstanding                          -                -
    Common stock, $.01 par value;
     authorized, 300,000,000 shares;
     issued and outstanding, 129,726,554
     and 120,796,094 shares at March 31,
     2009 and September 30, 2008, respectively      1,297,265        1,207,961
   Additional paid-in capital                     137,123,406      134,324,370
   Accumulated deficit                           (128,987,089)    (124,696,296)
                                                 -------------    -------------
         Total stockholders' equity                 9,433,582       10,836,035
                                                 -------------    -------------

LIABILITIES AND STOCKHOLDERS' EQUITY             $ 13,807,810     $ 14,683,672
                                                 =============    =============

            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                                        Six Months Ended
                                                            March 31,
                                                      2009              2008
                                                  (As restated)
                                                  -------------    -------------
 REVENUE:
   Rent income                                    $     19,643     $      1,530
                                                  -------------    -------------
                  Total revenue                         19,643            1,530
 EXPENSES:
   Research and development, excluding
    depreciation of $165,631 and $97,856
    included below                                   2,658,516        2,066,029
   Depreciation and amortization                       208,542          133,468
   General and administrative                        2,069,525        2,754,569
                                                  -------------    -------------
                    Total expenses                   4,936,583        4,954,066
                                                  -------------    -------------
 LOSS FROM OPERATIONS                               (4,916,940)      (4,952,536)

 GAIN (LOSS) ON DERIVATIVE INSTRUMENTS                 656,243         (170,949)

 INTEREST INCOME                                       139,397          335,987

 INTEREST EXPENSE                                     (169,493)        (265,531)
                                                  -------------    -------------
 NET LOSS BEFORE INCOME TAXES                       (4,290,793)      (5,053,029)

 INCOME TAX PROVISION                                        -                -
                                                  -------------    -------------
 NET LOSS                                           (4,290,793)      (5,053,029)

 DIVIDENDS                                                   -         (424,815)
                                                  -------------    -------------
 NET LOSS AVAILABLE TO COMMON SHAREHOLDERS        $ (4,290,793)    $ (5,477,844)
                                                  =============    =============
 NET LOSS PER COMMON SHARE (BASIC)                $      (0.03)    $      (0.05)
                                                  =============    =============
 NET LOSS PER COMMON SHARE (DILUTED)              $      (0.03)    $      (0.04)
                                                  =============    =============
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING, BASIC & DILUTED             123,444,839      116,008,631
                                                  =============    =============


            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                                  Three Months Ended March 31,
                                                      2009            2008
                                                  (As restated)
                                                  -------------   -------------
 REVENUE:
   Rent income                                    $     19,643    $          -
                                                  -------------   -------------
         Total revenue                                  19,643               -
 EXPENSES:
   Research and development, excluding
    depreciation of $101,108 and $97,035
    included below                                   1,247,763       1,037,063
   Depreciation and amortization                       122,598          79,215
   General and administrative                        1,014,399         968,820
                                                  -------------   -------------
         Total expenses                              2,384,760       2,085,098
                                                  -------------   -------------
 LOSS FROM OPERATIONS                               (2,365,117)     (2,085,098)

 GAIN (LOSS) ON DERIVATIVE INSTRUMENTS                 264,554      (1,160,937)

 INTEREST INCOME                                        68,160         157,256

 INTEREST EXPENSE                                      (84,877)       (121,515)
                                                  -------------   -------------
 NET LOSS BEFORE INCOME TAXES                       (2,117,280)     (3,210,294)

 INCOME TAX PROVISION                                        -               -
                                                  -------------   -------------
 NET LOSS                                           (2,117,280)     (3,210,294)

 DIVIDENDS                                                   -        (424,815)
                                                  -------------   -------------
 NET LOSS AVAILABLE TO COMMON SHAREHOLDERS        $ (2,117,280)   $ (3,635,109)
                                                  =============   =============
 NET LOSS PER COMMON SHARE (BASIC)                $      (0.02)   $      (0.03)
                                                  =============   =============
 NET LOSS PER COMMON SHARE (DILUTED)              $      (0.02)   $      (0.03)
                                                  =============   =============
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING, BASIC & DILUTED             124,701,667    $116,312,378
                                                  =============   =============


            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                                                  Six Months Endedz March 31,
                                                     2009             2008
                                                 (As restated)
                                                 -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                         $ (4,290,793)    $ (5,053,029)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                       208,542          133,468

  Issuance of common stock, warrants and
   stock options for services                       1,027,523          848,644
  Common stock contributed to 401(k) plan              17,487           51,712
  Employee option cost                                288,721          529,417
  Consultant option extension                               -           99,181
  (Gain) loss on derivative instruments              (656,243)         170,949
  Amortization of deferred rent on
    manufacturing facility                            445,054                -
  Amortization of discount on convertible debt         80,551          144,584
  Impairment loss on retirement of equipment                -              595
  Loss on abandonment of patents                       16,958            1,974
  Increase in receivables                            (136,117)        (129,079)
  Decrease (increase) in prepaid expenses              18,813          (13,927)
 (Increase) decrease in inventory for R&D and
   manufacturing                                      (52,026)          69,306
  Decrease in deposits                                 14,828                -
  Increase (decrease) in accounts payable             803,163          (32,659)
  Increase in accrued expenses                        392,579           15,954
  Increase (decrease) in amount due to employees       66,321          (19,263)
  Increase in deferred revenue                         10,000                -
  Decrease in deposits held                                 -           (3,000)
  Increase (decrease) in accrued interest on
    convertible debt                                   29,090          (68,795)
  Increase in deferred rent                             6,915            2,932
                                                 -------------    -------------
NET CASH USED IN OPERATING ACTIVITIES              (1,708,634)      (3,251,036)
                                                 -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additional investment in manufacturing
    facility                                                -       (1,290,990)
  Investment in available-for-sale securities               -       (5,800,000)
  Decrease in restricted cash                         916,568                -
  Increase in deferred rent                          (505,224)               -
  Sale of investments available-for-sale
    securities                                        200,000                -
  Purchase of equipment                              (169,923)        (520,775)
  Patent costs                                         (8,613)         (45,845)
                                                 -------------    -------------
NET CASH  PROVIDED BY (USED IN) INVESTING
ACTIVITIES                                            432,808       (7,657,610)
                                                 -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options                   -           14,403
  Licensing proceeds                                1,249,982                -
  Repayment of convertible notes                     (365,000)        (480,000)
  Proceeds from short term loan-related party         570,000          656,340
  Repayment of short term loan                       (200,000)               -
  Financing costs                                     (36,248)         (10,300)
                                                 -------------    -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES           1,218,734          180,443
                                                 -------------    -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS             (57,092)     (10,728,203)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                 711,258       10,993,021
                                                 -------------    -------------
  End of period                                  $    654,166     $    264,818
                                                 =============    =============
                                                                     (continued)


            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                                   (continued)

                                                  Six Months Endedz March 31,
                                                     2009             2008
                                                 (As restated)
                                                 -------------    -------------
SUPPLEMENTAL INFORMATION ON NONCASH
TRANSACTIONS:

Patent costs included in accounts payable:
Increase in accounts payable                     $     (3,459)    $    (17,860)
Increase in patent costs                                3,459           17,860
                                                 -------------    -------------
                                                 $          -     $          -
                                                 =============    =============

Equipment costs included in accounts payable:
Increase in accounts payable                     $    (10,909)    $    (24,230)
Increase in research and office equipment              10,909           24,230
                                                 -------------    -------------
                                                 $          -     $          -
                                                 =============    =============

Payment of convertible debt principal with
common stock:
Decrease in convertible debt                     $    185,000     $          -
Increase in common stock                               (7,216)               -
Increase in additional paid-in capital               (177,784)               -
                                                 -------------    -------------
                                                 $          -     $          -
                                                 =============    =============
Conversion of interest on convertible debt into
common stock:
Decrease in accrued interest on convertible debt $     40,153     $          -
Increase in common stock                               (1,705)               -
Increase in additional paid-in capital                (38,448)               -
                                                 -------------    -------------
                                                 $          -     $          -
                                                 =============    =============

Issuance of warrants with licensing agreement:
Increase in additional paid-in capital           $ (1,015,771)    $          -
Decrease in additional paid-in capital              1,015,771                -
                                                 -------------    -------------
                                                 $          -     $          -
                                                 =============    =============
Warrants issued for deferred rent:
Increase in deferred rent                        $    115,722     $          -
Increase in additional paid-in capital               (115,722)               -
                                                 -------------    -------------
                                                 $          -     $          -
                                                 =============    =============
Cost of investor warrant extension:
Increase in accumulated deficit                  $          -     $    424,815
Increase in additional paid-in capital                      -         (424,815)
                                                 -------------    -------------
                                                 $          -     $          -
                                                 =============    =============
NOTE:
Cash expenditures for interest expense           $     45,558     $    150,468
                                                 =============    =============


            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2009 and 2008
                                   (unaudited)

A.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      ------------------------------------------

      Basis of Presentation
      ---------------------

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

      Significant accounting policies are as follows:

      Research and Office Equipment - Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Repairs and maintenance which do not extend the life of the asset are expensed when incurred. Depreciation expense for the six-month periods ended March 31, 2009 and 2008 were $165,998 and $93,759, respectively. Depreciation expense for the three-month periods ended March 31, 2009 and 2008 were $101,326 and 62,322, respectively.

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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2009 and 2008
                                   (unaudited)

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

      Research and Development Costs - Research and development expenditures are expensed as incurred. Total research and development costs, excluding depreciation, were $2,658,516 and $2,066,029 for the six months ended March 31, 2009 and 2008. For the three months ended March 31, 2009 and 2008, total research and development costs, excluding depreciation, were $1,247,763 and $1,037,063.

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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2009 and 2008
                                   (unaudited)

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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2009 and 2008
                                   (unaudited)

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

      Options to non-employees are accounted for in accordance with FASB's Emerging Issues Task Force (EITF) Issue 96-18 Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services. Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model. The Black-Scholes model requires management to make assumptions regarding the fair value of the options at the date of grant and the expected life of the options. There were no options granted to non-employees during the six months ended March 31, 2009. There were 1,911,924 shares of common stock issued to consultants during the six months ended March 31, 2009 at a cost for the six months ended March 31, 2009 of $387,773. In addition, a portion of the cost of common stock issued in previous quarters was expensed. This cost for the six months ended March 31, 2009 was $293,399.

B.    RESTATEMENT

      The Company has restated its condensed consolidated financial statements for the six and three months ending March 31, 2009 to reflect the amortization of deferred rent of $222,527 each quarter that should have been expensed in the quarters ended December 31, 2008 and March 31, 2009, but was not expensed until the quarter ended June 30, 2009. The effect on the Company's condensed consolidated financial statements as a result of the restatement are shown below:

      Condensed Consolidated Balance Sheet
      ------------------------------------
                                                     March 31, 2009
                                   --------------------------------------------
                                   As Previously
                                      Reported        Adjustment    As Restated
                                   --------------     ----------    -----------

      Deferred rent                 $  9,281,783     $  (445,054)  $  8,836,729
          TOTAL ASSETS              $ 14,252,864     $  (445,054)  $ 13,807,810

      Accumulated deficit           (128,542,035)       (445,054)  (128,987,089)
      Total stockholders' equity       9,878,636        (445,054)     9,433,582
          LIABILITIES AND
            STOCKHOLDERS' EQUITY    $ 14,252,864     $  (445,054)  $ 13,807,810

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2009 and 2008
                                   (unaudited)


      Condensed Consolidated Statements of Operations
      -----------------------------------------------

                                            Six Months Ended March 31, 2009
                                   -------------------------------------------
                                   As Previously
                                     Reported       Adjustment     As Restated
                                   -------------    ----------     -----------

      Research and development   $  2,213,462      $   445,054    $ 2,658,516
          Total expenses            4,491,529          445,054      4,936,583
      LOSS FROM OPERATIONS        ( 4,471,886)         445,054     (4,916,940)
      NET LOSS                    $(3,845,739)     $  (445,054)   $(4,290,793)

      Condensed Consolidated Statements of Operations
      -----------------------------------------------

                                         Three Months Ended March 31, 2009
                                   -------------------------------------------
                                   As Previously
                                      Reported      Adjustment     As Restated
                                   -------------    ----------     -----------

      Research and development     $1,025,236      $   222,527    $  1,247,763
          Total expenses            2,162,233          222,527       2,384,760
      LOSS FROM OPERATIONS         (2,142,590)         222,527      (2,365,117)
      NET LOSS                    $(1,894,753)     $  (222,527)   $ (2,117,280)

      Condensed Consolidated Statement of Cash Flows
      -----------------------------------------------

                                         Six Months Ended March 31, 2009
                                   -------------------------------------------
                                   As Previously
                                      Reported      Adjustment     As Restated
                                   -------------    ----------     -----------

      NET LOSS                      $(3,845,739)    $(445,054)     $(4,290,793)
      Amortization of deferred
      rent on manufacturing
      facility                      $         -     $(445,054)     $  (445,054)

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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2009 and 2008
                                   (unaudited)

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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2009 and 2008
                                   (unaudited)

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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2009 and 2008
                                   (unaudited)

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

      During the six months ended March 31, 2009, 1,911,924 shares of common stock were issued in payment of invoices totaling $456,523. Common stock was also issued to pay interest and principal on the convertible debt. (See Note F). In addition, the balance of the shares issued to the President in September 2008 were expensed at a cost of $200,669. An additional 1,030,928 shares were issued to the President in March 2009. A portion of the cost of $200,000 was expensed during the six months ended March 31, 2009, totaling $25,555.

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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2009 and 2008
                                   (unaudited)

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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2009 and 2008
                                   (unaudited)

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

      The following summary comprises the total of the fair value of the convertible debt and related derivative instruments at March 31, 2009 and September 30, 2008:

                                             March 31, 2009   September 30, 2008
                                             --------------   ------------------

            Face value of debt               $   1,690,715     $   2,240,715
            Discount on debt                      (113,429)         (193,980)
            Investor warrants                    1,734,472         1,734,472
            Placement agent warrants                31,886            79,664
            Fair value adjustment-convertible
              debt                                (114,740)         (103,495)
            Fair value adjustment-investor
              warrants                          (1,335,899)         (738,679)
                                              -------------     -------------
                      Total fair value       $   1,893,005     $   3,018,697
                                              =============     =============

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2009 and 2008
                                   (unaudited)

G.    FAIR VALUE MEASUREMENTS
      -----------------------

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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2009 and 2008
                                   (unaudited)

      The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at March 31, 2009:


                                  Quoted Prices in         Significant
                                 Active Markets for           Other        Significant
                                 Identical Assets or        Observable     Unobservable
                                 Liabilities (Level 1)   Inputs (Level 2) Inputs (Level 3)      Total
                                 ---------------------   ---------------- ----------------      -----

      Derivative instruments        $             -       $   1,893,005     $         -     $1,893,005
                                    ===============       ==============    ============    ===========

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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2009 and 2008
                                   (unaudited)


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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
           FOR THE SIX AND THREE MONTHS ENDED MARCH 31, 2009 and 2008
                                   (unaudited)


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

      The Company began amortizing the deferred rent on the building on October 7, 2008, the day that the Company took possession of the building. The amortization on the deferred rent for the six months ended March 31, 2009 was $445,054 and for the three months ended March 31, 2009 was $222,527.

CEL-SCI CORPORATION
-------------------


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

The Company determined that a restatement of its condensed consolidated financial statements was needed for amortization of deferred rent for the six and three months ended March 31, 2009 of $445,054 and $222,527. The adjustment increased the research and development expense and reduced the deferred rent. Please see Item. 4 for discussion of internal control over financial reporting. For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Note B to the condensed consolidated financial statements. All amounts in this Form 10-Q/A affected by the restatement adjustments have been update to reflect the adjusted amounts.

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

Results of Operations and Financial Condition

During the six-month period ended March 31, 2009, research and development expenses increased by $592,487 compared to the six-month period ended March 31, 2008. This increase was due to continuing expenses relating to the preparation for the Phase III clinical trial on Multikine and the amortization of deferred rent of $445,054. During the three-month period ended March 31, 2009, research and development expense increased by $210,700, which was caused by the amortization of deferred rent of $222,527, partially offset by a decrease caused by the layoff of some nonessential personnel in the lab. The Company is preparing for the beginning of the Phase III clinical trial.

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

                     Six Months Ended March 31,     Three Months Ended March 31,
                     --------------------------     ----------------------------
                        2009          2008              2009            2008
                        ----          ----              ----            ----

   MULTIKINE         $2,603,468    $1,865,345        $1,192,715     $  956,397

   L.E.A.P.S             55,048       200,684            55,048         80,666
                     -----------   -----------       -----------    -----------
   TOTAL             $2,658,516    $2,066,029        $1,247,763     $1,037,063
                     ===========   ===========       ===========    ===========

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

Item 4T.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company's management, including the Company's Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2009. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Company's Chief Executive and Financial Officer has concluded that there was a material weakness in the Company's internal control over financial reporting. During the fourth quarter of the fiscal year ended September 30, 2009, CEL-SCI remediated this weakness by hiring a third party to assist in various accounting transactions. After giving effect to the restatements referred to above, the Chief Executive and Chief Financial Officer has now concluded that the financial statements included in this Form 10Q/A fairly present in all material respects the Company's financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Changes in Internal Control over Financial Reporting

The Company's management, with the participation of the Chief Executive and Financial Officer, evaluated whether any change in the Company's internal control over financial reporting occurred during the first six months of fiscal year 2009. At that time, it was concluded that there had been no change in the Company's internal control over financial reporting during the first six months of fiscal year 2009 that had materially affected, or was reasonably likely to materially affect, the Company's internal control over financial reporting. However, it was determined during the fourth quarter of the fiscal year ended September 30, 2009, that there was a material weakness in the Company's financial reporting internal controls. As discussed above, the Company believes that the hiring of the third party to assist in various accounting transactions has remedied this weakness in internal control over financial reporting.

                                     PART II


Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

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