Form 10-Q/A
period 2009-06-30
CEL SCI CORP
filed 2010-02-01
CIK 725363

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

                               CEL-SCI CORPORATION
                       ---------------------------------

       Colorado                                             84-0916344
---------------------------                            ---------------------
State or other jurisdiction                               (IRS) Employer
      incorporation                                    Identification Number

                         8229 Boone Boulevard, Suite 802
                             Vienna, Virginia 22182
                        --------------------------------
                     Address of principal executive offices

                                 (703) 506-9460
                          ---------------------------
               Registrant's telephone number, including area code

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

                                TABLE OF CONTENTS


PART I  FINANCIAL INFORMATION

Item 1.                                                                 Page
                                                                        ----

      Condensed Consolidated Balance Sheets (unaudited)                    3
      Condensed Consolidated Statements of Operations (unaudited)        4-5
      Condensed Consolidated Statements of Cash Flow (unaudited)         6-7
      Notes to Condensed Consolidated Financial Statements (unaudited)     8

Item 2.
      Management's Discussion and Analysis of Financial Condition         25
        and Results of Operations

Item 3.
      Quantitative and Qualitative Disclosures about Market Risks         29

Item 4T.
      Controls and Procedures                                             29

PART II

Item 2.
      Unregistered Sales of Equity Securities and Use of Proceeds         31

Item 4.
      Submission of Matters to a Vote of Security Holders                 31

Item 5.
      Other Information                                                   31

Item 6.
      Exhibits                                                            31

      Signatures                                                          32

                               CEL-SCI CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

 ASSETS                                              June 30,     September 30,
                                                       2009           2008
                                                  (As restated)
                                                  -------------   -------------
 CURRENT ASSETS
   Cash and cash equivalents                      $  5,571,411    $    711,258
   Short-term investments                                    -         200,000
   Prepaid expenses                                        995          27,209
   Inventory used for R&D and manufacturing            402,384         395,170
   Deposits                                                  -          14,828
                                                  -------------   -------------
         Total current assets                        5,974,790       1,348,465

 RESEARCH AND OFFICE EQUIPMENT AND
   LEASEHOLD IMPROVEMENTS--
   Less accumulated depreciation of $2,231,924
     and $1,964,597                                  1,240,096       1,324,686

 PATENT COSTS- less accumulated
   amortization of  $1,110,556 and $1,091,597         414,898          587,439

 RESTRICTED CASH                                       68,836          987,652
DEPOSITS                                            1,575,000        1,575,000
DEFERRED RENT                                       8,936,961        8,660,837
LONG-TERM INTEREST RECEIVABLE                         332,679          199,593
                                                  -------------   -------------
                TOTAL ASSETS                      $ 18,543,260    $ 14,683,672
                                                  =============   =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accounts payable                               $  1,531,922    $    427,509
   Accrued expenses                                    689,912         113,179
   Due to employees                                    103,375          36,077
   Accrued interest on convertible debt                 29,134          45,558
   Derivative instruments - current portion          7,035,408       3,018,697
   Deposits held                                        10,000               -
   Short-term loan                                          -          200,000
                                                  -------------   -------------
        Total current liabilities                    9,399,751       3,841,020

   Deferred rent                                        14,285           6,617
   Note payable - related party                      1,060,000               -
                                                  -------------   -------------
       Total liabilities                            10,474,036       3,847,637

  COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value; authorized,
     200,000 shares; no shares issued and outstanding        -               -
    Common stock, $.01 par value; authorized,
     300,000,000  shares issued and outstanding,
     146,182,099 and 120,796,094 shares at June 30,
     2009 and September  30, 2008, respectively      1,461,821       1,207,961
   Additional paid-in capital                      142,300,223     134,324,370
   Accumulated deficit                            (135,692,820)   (124,696,296)
                                                  -------------   -------------
           Total stockholders' equity                8,069,224      10,836,035
                                                  -------------   -------------

 LIABILITIES AND STOCKHOLDERS' EQUITY             $ 18,543,260    $ 14,683,672
                                                  =============   =============

            See notes to condensed consolidated financial statements.

                             CEL-SCI CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                                    Nine Months Ended June 30,
                                                      2009              2008
                                                  (As restated)
                                                  -------------    -------------
 REVENUE:
   Rent income                                    $     49,643     $      1,530
   Grant revenue                                             -            3,535
   Other income                                            450                -
                                                  -------------    -------------
 Total revenue                                          50,093            5,065
 EXPENSES:
   Research and development, excluding
    depreciation of $266,739 and $101,005
    included below                                   3,832,582        3,041,212
   Depreciation and amortization                       331,656          161,211
   General and administrative                        4,015,921        3,931,857
                                                  -------------    -------------
      Total expenses                                 8,180,159        7,134,280
                                                  -------------    -------------
  LOSS FROM OPERATIONS                              (8,130,066)      (7,129,215)

 (LOSS) GAIN ON DERIVATIVE INSTRUMENTS              (1,993,250)          35,157

 INTEREST INCOME                                       208,113          430,320

 INTEREST EXPENSE                                     (614,654)        (378,569)
                                                  -------------    -------------
 NET LOSS BEFORE INCOME TAXES                      (10,529,857)      (7,042,307)

 INCOME TAX PROVISION                                        -                -
                                                  -------------    -------------
 NET LOSS                                          (10,529,857)      (7,042,307)

 DIVIDENDS                                            (466,667)        (424,815)
                                                  -------------    -------------
 NET LOSS AVAILABLE TO COMMON SHAREHOLDERS        $(10,996,524)    $ (7,467,122)
                                                  =============    =============
 NET LOSS PER COMMON SHARE (BASIC)                $      (0.09)    $      (0.06)
                                                  =============    =============

 NET LOSS PER COMMON SHARE (DILUTED)              $      (0.09)    $      (0.06)
                                                  =============    =============
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING, BASIC & DILUTED             125,655,445      116,594,797
                                                  =============    =============


          See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    Three Months Ended June 30,
                                                        2009           2008
                                                   (As restated)
                                                   -------------  -------------
REVENUE:
   Rent income                                     $     30,000   $          -
   Grant revenue                                              -          3,535
   Other income                                             450              -
                                                   -------------  -------------
Total revenue                                            30,450          3,535

 EXPENSES:
   Research and development, excluding
    depreciation of $101,108 and $7,246
    included below                                    1,174,066        975,183
   Depreciation and amortization                        123,114         27,743
   General and administrative                         1,946,396      1,177,288
                                                   -------------  -------------
      Total expenses                                  3,243,576      2,180,214
                                                   -------------  -------------
  LOSS FROM OPERATIONS                               (3,213,126)    (2,176,679)

 (LOSS) GAIN ON DERIVATIVE INSTRUMENTS               (2,649,493)       206,106

 INTEREST INCOME                                         68,716         94,333

 INTEREST EXPENSE                                      (445,161)      (113,038)
                                                   -------------  -------------
 NET LOSS BEFORE INCOME TAXES                        (6,239,064)    (1,989,278)

 INCOME TAX PROVISION                                         -              -
                                                   -------------  -------------
 NET LOSS                                            (6,239,064)    (1,989,278)

 DIVIDENDS                                             (466,667)      (424,815)
                                                   -------------  -------------
 NET LOSS AVAILABLE TO COMMON SHAREHOLDERS         $ (6,705,731)  $ (2,414,093)
                                                   =============  =============
 NET LOSS PER COMMON SHARE (BASIC)                 $      (0.05)  $      (0.02)
                                                   =============  =============
 NET LOSS PER COMMON SHARE (DILUTED)               $      (0.05)  $      (0.02)
                                                   =============  =============
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING, BASIC & DILUTED              130,076,656     117,773,569
                                                   =============  =============

            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                                                    Nine Months Ended June 30,
                                                      2009             2008
                                                  (As restated)
                                                  -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                          $(10,529,857)   $ (7,042,307)
Adjustments to reconcile net loss to
net cash used in operating activities:
  Depreciation and amortization                        331,656         161,211
  Issuance of common stock, warrants and
   stock options for services                        1,718,450       1,486,054
  Common stock contributed to 401(k) plan               19,972          79,837
  Employee option cost                               1,403,155         398,144
  Consultant option extension                                -          99,181
  (Gain) loss on derivative instruments              1,993,250         (35,157)
  Amortization of discount on convertible debt         111,990         199,501
  Amortization of deferred rent                        595,994               -
  Impairment loss on retirement of equipment                 -             595
  Correction of stock overpayment pricing                    -           1,471
  Loss on abandonment of patents                       138,526           1,974
  Decrease (increase) in prepaid expenses               26,214            (331)
 (Increase) decrease in inventory for R&D
    and manufacturing                                   (7,214)        103,980
  Increase in long -term interest receivable          (133,086)       (171,346)
  Decrease in deposits                                  14,828               -
  Increase  in accounts payable                      1,091,454          21,510
  Increase in accrued expenses                         576,733          11,411
  Increase in amount due to employees                   67,298          11,771
  Increase (decrease) in deposits held                  10,000          (3,000)
  Increase (decrease) in accrued interest
     on convertible debt                                23,730         (17,621)
  Increase in deferred rent                              7,668           4,398
                                                  -------------   -------------
NET CASH USED IN OPERATING ACTIVITIES               (2,539,239)     (4,688,724)
                                                  -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Additional investment in manufacturing facility            -      (2,102,792)
  Investment in available-for-sale securities                -      (5,800,000)
  Decrease in restricted cash                          918,816               -
  Increase in deferred rent                           (505,224)              -
  Sale of investments available-for-sale securities    200,000       5,600,000
  Purchase of equipment                               (173,828)        (19,082)
  Patent costs                                         (26,264)        (70,384)
                                                  -------------   -------------
NET CASH  PROVIDED BY (USED IN)
 INVESTING ACTIVITIES                                  413,500      (2,392,258)
                                                  -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from exercise of stock options                    -          14,403
  Licensing proceeds (Note D)                        1,249,981               -
  Sale of common stock and warrants (Note D)         5,845,241               -
  Repayment of convertible notes                      (630,000)       (765,000)
  Proceeds from short term loan-related party        1,060,000         656,340
  Repayment of short term loan                        (200,000)       (656,340)
  Financing costs                                     (339,330)              -
                                                  -------------   -------------
NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                               6,985,892        (750,597)
                                                  -------------   -------------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                   4,860,153      (7,831,579)

CASH AND CASH EQUIVALENTS:
  Beginning of period                                  711,258      10,993,021
                                                  -------------   -------------
  End of period                                   $  5,571,411    $  3,161,442
                                                  =============   =============
                                                                     (continued)
          See notes to condensed consolidated financial statements.

                             CEL-SCI CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                                   (continued)
                                                    Nine Months Ended June 30,
                                                      2009             2008
                                                  (As restated)
                                                  -------------   -------------
SUPPLEMENTAL INFORMATION ON NONCASH
  TRANSACTIONS:
Patent costs included in accounts payable:
Increase in accounts payable                      $     (4,050)   $    (20,159)
Increase in patent costs                                 4,050          20,159
                                                  -------------   -------------
                                                  $          -    $          -
                                                  =============   =============
Equipment costs included in accounts payable:
Increase in accounts payable                      $     (8,909)   $       (712)
Increase in research and office equipment                8,909             712
                                                  -------------   -------------
                                                  $          -    $          -
                                                  =============   =============
Payment of convertible debt principal
 with common stock:
Decrease in convertible debt                      $    190,000    $          -
Increase in common stock                                (7,216)              -
Increase in additional paid-in capital                (182,784)              -
                                                  -------------   -------------
                                                  $          -    $          -
                                                  =============   =============
Conversion of interest on convertible debt
 into common stock:
Decrease in accrued interest on convertible debt  $     40,153    $          -
Increase in common stock                                (1,705)              -
Increase in additional paid-in capital                 (38,448)              -
                                                  -------------   -------------
                                                  $          -    $          -
                                                  =============   =============
Issuance of warrants with licensing
 agreement: (Note D)
Increase in additional paid-in capital            $ (1,015,771)   $          -
Decrease in additional paid-in capital               1,015,771               -
                                                  -------------   -------------
                                                  $          -    $          -
                                                  =============   =============

Issuance of warrants in connection
 with financing: (Note D)
Increase in derivative liabilities                $ (2,731,471)   $          -
Decrease in additional paid-in capital               2,731,471               -
                                                  -------------   -------------
                                                  $          -    $          -
                                                  =============   =============

Equipment purchased with restricted cash:
Increase in research and office equipment         $          -    $  1,736,521
Decrease in restricted cash                                  -      (1,736,521)
                                                  -------------   -------------
                                                  $          -    $          -
                                                  =============   =============

Warrants issued for deferred rent:
Increase in deferred rent                         $    366,894    $          -
Increase in additional paid-in capital                (366,894)              -
                                                  -------------   -------------
                                                  $          -    $          -
                                                  =============   =============

Cost of investor shares issued and
 warrant extension:
Increase in accumulated deficit                   $    466,667    $    424,815
Increase in common stock                                     -               -
Increase in additional paid-in capital                (466,667)       (424,815)
                                                  -------------   -------------
                                                  $          -    $          -
                                                  =============   =============
NOTE:
Cash expenditures for interest expense            $     85,406    $    189,202
                                                  =============   =============

          See notes to condensed consolidated financial statements.

                             CEL-SCI CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008
                                  (unaudited)


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

      The Company has evaluated subsequent events from the date of the financial statements through the date of the filing of this Form 10-Q. See Note L for the subsequent events that were identified.

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

                             CEL-SCI CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008
                                  (unaudited)

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

      Research and Development Costs - Research and development expenditures are expensed as incurred. Total research and development costs, excluding depreciation, were $3,832,582 and $3,041,212 for the nine months ended June 30, 2009 and 2008. For the three months ended June 30, 2009 and 2008, total research and development costs, excluding depreciation, were $1,174,066 and $975,183.

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

                             CEL-SCI CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008
                                  (unaudited)

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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (unaudited)

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

B.    RESTATEMENT

      The Company has restated its condensed consolidated financial statements for the nine and three months ending June 30, 2009 to reflect the amortization of deferred rent of $222,527 (total of $445,054) each quarter that should have been expensed in the quarters ended December 31, 2008 and March 31, 2009, but was not expensed until the quarter ended June 30, 2009. In addition, a derivative liability in the amount of $2,731,471 associated with warrants issued in connection with CEL-SCI's June 2009 financing was recorded as equity instead of a liability. Additionally, a loss of $101,166 for the change in the value of these warrants should have been expensed at June 30, 2009. Finally, the cost of extending the expiration date of a warrant should have been recorded as a dividend of $455,000 was not booked in the quarter ended June 30, 2009. The effect on the Company's condensed consolidated financial statements as a result of the restatement are shown below:

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (unaudited)


Condensed Consolidated Balance Sheet
------------------------------------

                                                    June 30, 2009
                                    -------------------------------------------
                                    As Previously
                                       Reported      Adjustment     As Restated
                                    -------------    ----------     -----------

    Derivative instruments-current  $  4,202,771     $2,832,637    $  7,035,408
          Total liabilities            7,641,399      2,832,637      10,474,036

    Additional paid-in capital       144,576,694     (2,276,471)    142,300,223
    Accumulated deficit             (135,136,654)      (556,166)   (135,692,820)
    Total stockholders' equity        10,901,861     (2,832,637)      8,069,224
      LIABILITIES AND
      STOCKHOLDERS'
      EQUITY                        $ 18,543,260     $        -     $18,543,260


Condensed Consolidated Statements of Operations
-----------------------------------------------

                                           Nine Months Ended June 30, 2009
                                   ---------------------------------------------
                                   As Previously
                                      Reported       Adjustment     As Restated
                                   -------------     ----------     -----------

Loss on Derivative Instruments     $ (1,892,084)    $  (101,166)   $ (1,993,250)
NET LOSS                            (10,428,691)       (101,166)    (10,529,857)
DIVIDENDS                               (11,667)       (455,000)       (466,667)
                                   -------------    ------------   -------------
NET LOSS AVAILABLE TO
  SHAREHOLDERS                     $(10,440,358)    $  (556,166)   $(10,996,524)
                                   =============    ============   =============
NET LOSS PER COMMON SHARE
  SHARE-BASIC & DILUTED            $      (0.08)    $     (0.01)   $      (0.09)

Condensed Consolidated Statements of Operations
-----------------------------------------------

                                          Three Months Ended June 30, 2009
                                   --------------------------------------------
                                   As Previously
                                      Reported       Adjustment     As Restated
                                   -------------     ----------     -----------

      Research and development      $ 1,619,120     $  (445,054)    $1,174,066
          Total expenses              3,688,630        (445,054)     3,243,576
      Loss from Operations           (2,142,590)       (445,054)    (3,213,126)
      Loss on Derivative Instruments (2,548,327)       (101,166)    (2,649,493)
      NET LOSS                       (6,582,952)        343,888     (6,239,064)
      DIVIDENDS                         (11,667)       (455,000)      (466,667)
      NET LOSS AVAILABLE TO
        SHAREHOLDERS                $(6,594,619)    $  (111,112)   $(6,705,731)

                             CEL-SCI CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008
                                  (unaudited)

Condensed Consolidated Statement of Cash Flows
----------------------------------------------

                                      For the Nine Months Ended June 30, 2009
                                   --------------------------------------------
                                   As Previously
                                      Reported       Adjustment     As Restated
                                   -------------     ----------     -----------

  NET LOSS                           $10,428,691    $   101,166     $10,529,857
  Loss on derivative instruments     $ 1,892,084    $   101,166     $ 1,993,250
  Supplemental disclosure of
    noncash transactions:
  Cost of investor shares issued
   and and warrant extension:
    Increase in accumulated deficit  $    11,667    $   455,000     $   466,667
    Increase in additional paid-in
     capital                         $   (11,667)   $  (455,000)    $  (466,667)


C. NEW ACCOUNTING PRONOUNCEMENTS

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

                             CEL-SCI CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008
                                  (unaudited)

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

                             CEL-SCI CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008
                                  (unaudited)

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

      In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standard CodificationTM ("Codification") and the Hierarchy of Generally Accepted Accounting Principles", effective for interim and annual reporting periods ending after September 15, 2009. This statement replaces SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" and establishes the Codification as the source of authoritative accounting principles used in the preparation of financial statements in conformity with generally accepted accounting principles. The Codification does not replace or affect guidance issued by the SEC or its staff. After the effective date of this statement, all non-grandfathered non-SEC accounting literature not included in the Codification will be superseded and deemed non-authoritative.

D.    AVAILABLE-FOR-SALE SECURITIES

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

                             CEL-SCI CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008
                                  (unaudited)

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

      During the nine months ended June 30, 2009, 2,568,816 shares of common stock were issued in payment of invoices totaling $868,846. Common stock was also issued to pay interest and principal on the convertible debt. (See Note F.) In addition, the balance of the shares issued to the Company's President in September 2008 were expensed at a cost of $200,000. An additional 1,030,928 shares were issued to the President in March 2009. A portion of the cost of $200,000 was expensed during the nine months ended June 30, 2009, totaling $125,555. In addition 12,672 shares were issued to an employee for expenses. The shares were expensed at a cost of $3,168 during the quarter ended June 30, 2009.

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

                             CEL-SCI CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008
                                  (unaudited)

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

      In June 2009, the Company sold 14,613,102 million units, with each unit consisting of one of the Company's common shares and 0.67 warrants to purchase one share of common stock. The investors purchased the units at a purchase price of $0.40 per unit. The warrants, which represent the right to acquire an aggregate of up to 10,284,060 million common shares, are exercisable at any time on or after 181 days from the Closing Date and prior to the 5-year anniversary at an exercise price of $0.50 per share. The Company received $5,845,241 less financing costs of $339,329. The warrants were valued at $2,731,471 on the date of issuance and recorded as a debit to additional paid-in capital and a credit to derivative liabilities. As of June 30, 2009, the fair value of the warrants recorded as derivative liabilities was $2,832,637.

      In conjunction with the June 2009 financing, a prior financing was reset to $0.40 per share, resulting in the issuance of an additional 1,166,667 restricted shares. The issuance of these shares was accounted for as a dividend. An additional 1,815,698 warrants were also issued at $0.40 and old warrants were repriced to $0.40 in connection with the August 2008 private financing.

F.    SERIES K CONVERTIBLE DEBT

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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008
                                   (unaudited)

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

                             CEL-SCI CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008
                                  (unaudited)

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

      The following summary comprises the total of the fair value of the convertible debt and related derivative instruments at June 30, 2009 and September 30, 2008:


                                                 June 30,         September 30,
                                                  2009                 2008
                                                --------          ------------

            Face value of debt               $ 1,420,715          $ 2,240,715
            Discount on debt                     (81,990)            (193,980)
            Investor warrants                  1,734,472            1,734,472
            Placement agent warrants             198,259               79,664
            Fair value adjustment-convertible
              debt                               187,554             (103,495)
            Fair value adjustment-investor
              warrants                           743,761             (738,679)
                                             ------------         ------------

            Total fair value                 $ 4,202,771          $ 3,018,697
                                             ============         ============

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

                             CEL-SCI CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008
                                  (unaudited)

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

      The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at June 30, 2009:


                                  Quoted Prices in         Significant
                                 Active Markets for           Other        Significant
                                 Identical Assets or        Observable     Unobservable
                                 Liabilities (Level 1)   Inputs (Level 2) Inputs (Level 3)      Total
                                 ---------------------   ---------------- ----------------      -----

      Derivative instruments        $          -             $7,035,408      $        -      $7,035,408
                                    ============             ==========      ==========      ==========


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

                             CEL-SCI CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008
                                  (unaudited)

      Between December 2008 and June 2009 Maximilian de Clara, CEL-SCI's President and a director, loaned the Company $1,060,000 plus accrued interest. The loan was initially payable at the end of March 2009, but was extended to the end of June 2009. At the time the loan was due, and in accordance with the loan agreement, the Company issued Mr. de Clara a warrant which entitles Mr. de Clara to purchase 1,648,244 shares of the Company's common stock at a price of $0.40 per share. The warrant is exercisable at any time prior to June 27, 2014. The cost of the warrants of $358,802 was recorded as a debit to interest expense and a credit to additional paid-in capital. Although the loan was to be repaid from the proceeds of the Company's recent financing, the Company's Directors deemed it beneficial not to repay the loan and negotiated a second extension of the loan with Mr. de Clara on terms similar to the June 2009 financing. Pursuant to the terms of the second extension the note is now due on July 6, 2014, but, at Mr. de Clara's option, the loan can be converted into shares of the Company's common stock. The number of shares which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.40. As further consideration for the second extension, Mr. de Clara received warrants which allow Mr. de Clara to purchase 1,849,295 shares of the Company's common stock at a price of $0.50 per share at any time prior to July 6, 2014. The loan from Mr. de Clara bears interest at 15% per year and is secured by a second lien on substantially all of the Company's assets. The Company does not have the right to prepay the loan without Mr. de Clara's consent.

I.    OPERATIONS, FINANCING

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

      The Company has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine. However, in light of the current capital market environment, the Company believes it is prudent not to start the Phase III clinical trial for Multikine until it has firm commitments in the form of partnerships and/or money raised for a substantial amount of cash to support the Phase III clinical trial. In the meantime, the Company will operate at significantly reduced cash expenditure levels and additional cash may be raised by offering contract manufacturing services to the pharmaceutical industry in its new manufacturing facility. The Company is currently working towards a

                             CEL-SCI CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008
                                  (unaudited)


      transaction which will finance its Phase III clinical trial of Multikine. The Company believes that it will be able to obtain additional financing since Multikine is a Phase III product designed to treat cancer, an area that pharmaceutical companies are increasingly targeting. It is important to note that the Company's expenditures for fiscal year 2008 included several very large non-recurring expenses that amounted to several million dollars, mostly related to the build out of the manufacturing facility. These expenses will not recur in fiscal year 2009, thereby reducing the Company's expenditures significantly. In addition, the Company has put in place a $5 million Equity Line of Credit (see Note E). With this Equity Line of Credit in place the Company believes it will have the required capital to continue operations until 2011, not counting any potential revenues from contract manufacturing.

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

      In June 2009, the Company sold 14,613,102 million units, with each unit consisting of one of the Company's common shares and 0.67 warrants to purchase one share of common stock. The investors purchased the units at a purchase price of $0.40 per unit. The warrants, which represent the right to acquire an aggregate of up to 9,790,777 million common shares, are exercisable at any time on or after 181 days from the Closing Date and prior to the 5-year anniversary at an exercise price of $0.50 per share. The Company received $5,845,241 less financing costs of $339,329. The warrants were valued at $2,731,471 and recorded as a debit to additional paid-in capital and a credit to derivative liabilities. At June 30, 2009, the derivative liabilities were valued at $2,832,637, which increased the loss on derivative instruments and increased the derivative liabilities by $101,166.

      In general, with the reduction in expenses, the $5 million Equity Line in place and the $6 million provided by the June 2009 financing, the Company expects to have enough cash to continue operations until 2011, without regard to potential revenues from contract manufacturing.

J.    DIVIDENDS

      The Company has not paid any dividends to shareholders since inception. The cost of the extension of investor warrants during the nine months ended June 30, 2008 of $424,815 was recorded as a dividend, and increased the Company's accumulated deficit. The cost of

                               CEL-SCI CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008
                                  (unaudited)


      the issuance of the 1,166,667 shares from a previous financing in June 2009 was also recorded as a dividend and increased the accumulated deficit by $466,667.

K.    COMMITMENTS AND CONTINGENCIES

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

L.    SUBSEQUENT EVENTS

      The Company completed its June 2009 financing on June 24, 2009. The financing triggered a reset of the Series K conversion price and the warrant exercise price from $0.75 to $0.40. In total, 7,591,923 warrants

                               CEL-SCI CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
              NINE AND THREE MONTHS ENDED JUNE 30, 2009 AND 2008
                                  (unaudited)


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

CEL-SCI CORPORATION
-------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Restatement

The Company has restated its condensed consolidated financial statements for the nine and three months ending June 30, 2009 to reflect the amortization of deferred rent of $222,527 (total of $445,054) each quarter that should have been expensed in the quarters ended December 31, 2008 and March 31, 2009, but was not expensed until the quarter ended June 30, 2009. In addition, a derivative liability in the amount of $2,731,471 associated with warrants issued in connection with CEL-SCI's June 2009 financing was recorded as equity instead of a liability. Additionally, a loss of $101,166 for the change in the value of these warrants should have been expensed at June 30, 2009. Finally, the cost of extending the expiration date of a warrant should have been recorded as a dividend of $455,000 was not booked in the quarter ended June 30, 2009. For a discussion of the significant restatement adjustments and the background leading to the adjustments, see Note B to the condensed consolidated financial statements. All amounts in this Form 10-Q/A affected by the restatement adjustments have been update to reflect the adjusted amounts.

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

Results of Operations and Financial Condition

During the nine-month period ended June 30, 2009, research and development expenses increased by $791,370 compared to the nine-month period ended June 30, 2008. This increase was due to continuing expenses relating to the preparation for the Phase III clinical trial on Multikine. Nine months of amortization of the deferred rent totaled $667,582 and contributed to the increase in research and development expenses. During the three-month period ended June 30, 2009, research and development expense increased by $198,883. This increase was principally caused by the amortization of the deferred rent totaling $222,527, partially offset by the layoff of some personnel in the lab during the financial crisis. The Company is currently rehiring and preparing for the start of the Phase III clinical trial.

During the nine-month period ended June 30, 2009, general and administrative expenses increased by $84,064 compared to the nine-month period ended June 30, 2008. This increase was caused primarily by the write off of abandoned patents of $138,525, offset by a decrease in shareholder expenses of approximately $81,000. During the three-month period ended June 30, 2009, general and administrative expenses increased by $769,108, primarily because of an increase in the SFAS 123R costs of approximately $724,000. The SFAS 123R cost is a non-cash charge.

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

                     Nine Months Ended June 30,     Three Months Ended June 30,
                     --------------------------     ----------------------------
                        2009          2008              2009            2008
                        ----          ----              ----            ----

   MULTIKINE         $3,769,302    $2,766,414      $1,165,834      $   901,069
   L.E.A.P.S             63,280       274,798           8,232           74,114
                     -----------   -----------     -----------     ------------

   TOTAL             $3,832,582    $3,041,212      $1,174,066      $   975,183
                     ===========   ===========     ===========     ============


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

Changes in Internal Control over Financial Reporting

The Company's management, with the participation of the Chief Executive and Financial Officer, evaluated whether any change in the Company's internal control over financial reporting occurred during the first nine months of fiscal year 2009. At that time, it was concluded that there had been no change in the Company's internal control over financial reporting during the first nine months of fiscal year 2009 that had materially affected, or was reasonably likely to materially affect, the Company's internal control over financial reporting. However, it was determined during the fourth quarter of the fiscal year ended September 30, 2009, that there was a material weakness in the Company's financial reporting internal controls. As discussed above, the Company believes that the hiring of the third party to assist in various accounting transactions has remedied this weakness in internal control over financial reporting.

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