Form 10-Q
period 2009-12-31
CEL SCI CORP
filed 2010-02-12
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)
          (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2009
                                       OR

           ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

Commission File Number 0-11503

                               CEL-SCI CORPORATION
                     -------------------------------------

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

                                 (703) 506-9460
                  --------------------------------------------
               Registrant's telephone number, including area code

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

            Yes _________                       No _____X____
                                                        -

         Class of Stock           No. Shares Outstanding             Date
         --------------           ----------------------             ----

             Common                     204,201,968            February 1, 2010

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1.                                                                     Page
                                                                            ----

      Condensed Consolidated Balance Sheet (unaudited)                        3
      Condensed Consolidated Statements of Operations (unaudited)             4
      Condensed Consolidated Statements of Cash Flow (unaudited)              5
      Notes to Condensed Consolidated Financial Statements (unaudited)        7

Item 2.
      Management's Discussion and Analysis of Financial Condition            20
        and Results of Operations

Item 3.
      Quantitative and Qualitative Disclosures about Market Risks            23

Item 4.
      Controls and Procedures                                                24

PART II

Item 6.
      Exhibits                                                               25

      Signatures                                                             26

                               CEL-SCI CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

 ASSETS                                           December 31,     September 30,
                                                      2009             2009
                                                 --------------   --------------
 CURRENT ASSETS
   Cash and cash equivalents                     $  36,040,879    $  33,567,516
   Prepaid expenses                                    113,544           39,972
   Inventory used for R&D and manufacturing            554,981          399,474
   Deposits                                          1,585,090        1,585,064
                                                 --------------   --------------
         Total current assets                       38,294,494       35,592,026
 RESEARCH AND OFFICE EQUIPMENT AND
   LEASEHOLD IMPROVEMENTS--
   Less accumulated depreciation of
    $2,359,107 and $2,259,237                        1,194,717        1,200,611
   PATENT COSTS- less accumulated
    amortization of $1,151,352 and $1,132,612          399,082          423,104
 RESTRICTED CASH                                        21,295           68,552
 DEFERRED RENT                                       8,596,046        8,743,305
                                                 --------------   --------------
                         TOTAL ASSETS            $  48,505,634    $  46,027,598
                                                 ==============   ==============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accounts payable                              $     690,431    $     793,148
   Accrued expenses                                     95,505           98,665
   Due to employees                                     23,154           49,527
   Derivative instruments - current portion         12,912,022       35,113,970
   Deposits held                                        10,000           10,000
   Related party loan                                1,104,057        1,107,339
                                                 --------------   --------------
        Total current liabilities                   14,835,169       37,172,649

   Deferred rent                                        14,326           14,305
                                                 --------------   --------------
        Total liabilities                           14,849,495       37,186,954

  COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value; authorized,
    200,000 shares; no shares issued and outstanding         -                -
   Common stock, $.01 par value; authorized,
    450,000,000 shares; issued and outstanding,
    203,535,189 and 191,972,021 shares at
    December 31, 2009 and September 30, 2009,
    respectively                                     2,035,352        1,919,720
   Additional paid-in capital                      184,744,667      173,017,978
   Accumulated deficit                            (153,123,880)    (166,097,054)
                                                 --------------   --------------
           Total stockholders' equity               33,656,139        8,840,644
                                                 --------------   --------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $  48,505,634    $  46,027,598
                                                 ==============   ==============



           See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                       Three Months Ended
                                                           December 31,
                                                      2009              2008
                                                   ----------        ----------
 REVENUE:
   Rent income                                    $    30,000       $        -
                                                --------------   --------------
                    Total revenue                      30,000                -

 EXPENSES:
   Research and development, excluding
    depreciation of $99,583 and $64,523
    included below                                  2,805,127        1,410,753
   Depreciation and amortization                      119,581           85,944
   General and administrative                       1,358,141        1,055,126
                                                --------------   --------------
                      Total expenses                4,282,849        2,551,823
                                                --------------   --------------
 LOSS FROM OPERATIONS                              (4,252,849)      (2,551,823)

 GAIN ON DERIVATIVE INSTRUMENTS                    23,340,267          391,689

 INTEREST INCOME                                      110,219           71,237

 INTEREST EXPENSE                                     (38,120)         (84,616)
                                                --------------   --------------
 NET INCOME (LOSS) BEFORE INCOME TAXES             19,159,517       (2,173,513)

 INCOME TAX PROVISION                                       -                -
                                                --------------   --------------
 NET INCOME (LOSS) AVAILABLE TO COMMON
   SHAREHOLDERS                                 $  19,159,517    $  (2,173,513)
                                                ==============   ==============

 NET INCOME (LOSS) PER COMMON SHARE-BASIC       $        0.10    $       (0.02)
                                                ==============   ==============

 NET INCOME (LOSS) PER COMMON SHARE-DILUTED     $        0.02    $       (0.02)
                                                ==============   ==============
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING-BASIC                       194,959,814      122,215,334
                                                ==============   ==============
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING-DILUTED                     256,198,162      122,215,334
                                                ==============   ==============

            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)

                                                       Three Months Ended
                                                           December 31,
                                                      2009              2008
                                                   ----------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                               $  19,159,517    $  (2,173,513)
Adjustments to reconcile net income (loss) to net cash used in operating activities:

  Depreciation and amortization                       119,581           85,944
  Issuance of common stock, warrants and stock
    options for services                              309,594          516,886
  Common stock contributed to 401(k) plan              22,252           16,247
  Employee option cost                                305,001          155,272
  Gain on derivative instruments                  (23,340,267)        (391,689)
  Amortization of discount on convertible debt              -           43,649
  Amortization of loan premium                         (3,282)               -
  Amortization of deferred rent                       202,944          222,527
  Loss on abandonment of patents                        5,381                -
  (Increase) decrease in prepaid expenses             (73,572)           7,236
  (Increase) in inventory for R&D and manufacturing  (155,507)         (57,603)
  (Increase) decrease in deposits                         (26)           5,433
  (Decrease) increase  in accounts payable           (145,202)         272,689
  (Decrease) increase in accrued expenses              (3,160)         176,407
  (Decrease) increase in amount due to employees      (26,373)          28,270
  Decrease in accrued interest on convertible debt          -           (5,404)
  Increase in deferred rent liability                      21            6,163
                                                --------------   --------------
NET CASH USED IN OPERATING ACTIVITIES              (3,623,098)      (1,091,486)
                                                --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:

  Decrease in restricted cash                          47,257          862,368
  Increase in deferred rent asset                     (55,685)        (573,539)
  Sale of investments available-for-sale securities         -          200,000
  Purchase of equipment                               (51,491)        (115,963)
  Patent costs                                         (1,070)          (8,613)
                                                --------------   --------------
NET CASH  (USED IN) PROVIDED BY
 INVESTING ACTIVITIES                                 (60,989)         364,253
                                                --------------   --------------
CASH FLOWS FROM FINANCING ACTIVITIES:

  Proceeds from exercise of stock options
    and warrants                                    6,157,450                -
  Licensing proceeds (Note D)                               -          499,982
  Repayment of convertible notes                            -         (270,000)
  Proceeds from short term loan-related party               -          100,000
  Repayment of short term loan                              -         (200,000)
  Financing costs                                           -          (15,060)
                                                --------------   --------------
NET CASH PROVIDED BY FINANCING ACTIVITIES           6,157,450          114,922
                                                --------------   --------------
NET INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS                                        2,473,363         (612,311)
CASH AND CASH EQUIVALENTS:
  Beginning of period                              33,567,516          711,258
                                                --------------   --------------
  End of period                                 $  36,040,879    $      98,947
                                                ==============   ==============
                                                                    (continued)

                See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                                   (continued)

                                                       Three Months Ended
                                                           December 31,
                                                      2009              2008
                                                   ----------        ----------
SUPPLEMENTAL INFORMATION ON NONCASH TRANSACTIONS:

Equipment costs included in accounts payable:
Increase in accounts payable                    $     (42,485)   $     (13,967)
Increase in research and office equipment              42,485           13,967
                                                --------------   --------------
                                                $           -    $           -
                                                ==============   ==============

Payment of convertible debt principal with
 common stock:
Decrease in convertible debt                    $           -    $      95,000
Increase in common stock                                    -           (4,056)
Increase in additional paid-in capital                      -          (90,944)
                                                --------------   --------------
                                                $           -    $           -
                                                ==============   ==============

Conversion of interest on convertible
 debt into common stock:
Decrease in accrued interest on
 convertible debt                               $           -    $      40,154
Increase in common stock                                    -           (1,706)
Increase in additional paid-in capital                      -          (38,448)
                                                --------------   --------------
                                                $           -    $           -
                                                ==============   ==============

Exercise of derivative liability warrants:
Decrease in derivative liabilities              $   5,048,024    $           -
Increase in additional paid-in capital             (5,048,024)               -
                                                --------------   --------------
                                                $           -    $           -
                                                ==============   ==============

Conversion of warrants from additional paid
 in capital to derivative liabilities:
Increase in derivative liabilities                 (6,186,343)               -
Increase in accumulated deficit                     6,186,343                -
                                                --------------   --------------
                                                $           -    $           -
                                                ==============   ==============
NOTE:
Cash expenditures for interest expense          $      38,120    $      45,058
                                                ==============   ==============


           See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2009 AND 2008
                                   (UNAUDITED)

A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

     The accompanying condensed consolidated financial statements of CEL-SCI Corporation and subsidiary (the Company) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the country-regionplaceUnited States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, interim condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended September 30, 2009.

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of December 31, 2009 and the results of operations for the three-month period then ended. The condensed consolidated balance sheet as of September 30, 2009 is derived from the September 30, 2009 audited consolidated financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the three-month periods ended December 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the entire year.

      Significant accounting policies are as follows:

      Research and Office Equipment - Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Repairs and maintenance which does not extend the life of the asset is expensed when incurred. Depreciation expense for the three-month periods ended December 31, 2009 and 2008 was $99,870 and $64,672, respectively.

      Patents - Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years). In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the three-month periods ended December 31, 2009 and 2008, the Company recorded patent impairment charges of $5,381 and $-0-, respectively. For the three-month periods ended December 31, 2009 and 2008, amortization of patent costs totaled $19,711 and $21,272, respectively. The Company estimates that amortization expense will be $85,000 for each of the next five years, totaling $425,000.

      Research and Development Costs - Research and development expenditures are expensed as incurred. Total research and development costs, excluding depreciation, were $2,805,127 and $1,410,753, respectively, for the three months ended December 31, 2009 and 2008.

      Income Taxes - The Company has net operating loss carryforwards of approximately $108 million. The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.

     Derivative Instruments - The Company has entered into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company has also issued warrants to various parties in connection with work done by these parties. The Company accounts for these arrangements in accordance with Codification 815-10-50, "Accounting for Derivative Instruments and Hedging Activities". The Company also accounts for warrants in accordance with Codification 815-40-15, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock". In accordance with accounting principles generally accepted in the United States ("GAAP"), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument. The derivative liabilities are remeasured at fair value at the end of each interim period as long as they are outstanding.

      Deferred rent (asset) - The deferred rent is discussed at Note J. Long-term interest receivable on the deposit on the manufacturing facility has been combined with the deferred rent (asset) for both periods for comparability.

      Stock-Based Compensation - The Company follows Codification 718-10-30-3, "Share-Based Payment". This Codification applies to all transactions involving issuance of equity by a company in exchange for goods and services, including to employees. Compensation expense has been recognized for awards that were granted, modified, repurchased or cancelled on or after dateMonth10Day1Year2005October 1, 2005 as well as for the portion of awards previously granted that vested during the period ended December 31, 2009. For the three months ended December 31, 2009 and 2008, the Company recorded $305,001 and $155,272, respectively, in general and administrative expense for the cost of employee options. The Company's options vest over a three-year period from the date of grant. After one year, the stock is one-third vested, with an additional one-third vesting after two years and the final one-third vesting at the end of the three-year period. There were 110,000 and -0- options granted to employees during the three-month periods ended December 31, 2009 and 2008, respectively. Options are granted with an exercise price equal to the closing price of the Company's stock on the day before the grant. The Company determines the fair value of the employee compensation using the Black Scholes method of valuation.

      The Company has Incentive Stock Option Plans, Non-Qualified Stock Option Plans, a Stock Compensation Plan and Stock Bonus Plans. All Plans have been approved by the stockholders. A summary description of the Stock Option Plans follows. For further discussion of the Stock Compensation Plan and Stock Bonus Plans, see Form 10-K for the year ended September 30, 2009. In some cases these Plans are collectively referred to as the "Plans".

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

     (b) The expiration of 12 months after the date on which an option holder's employment by the Company is terminated, if such termination is due to the option holder's permanent and total disability;

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

      The purchase price per share of common stock purchasable under an option cannot be less than the fair market value of the common stock on the date of the grant of the option (or 110% of the fair market value in the case of a person owning more than 10% of the Company's outstanding shares).

      Non-Qualified Stock Option Plans. The Non-Qualified Stock Option Plans authorize the issuance of shares of the Company's common stock to persons that exercise options granted pursuant to the Plans. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction. The option exercise price is determined by the Company's Board of Directors.

      During the three months ended December 31, 2009, 32,625 options were exercised. All options exercised were from the non-qualified plans. The total intrinsic value of options exercised during the three months ended December 31, 2009 was $6,806. There were no options exercised during the three months ended December 31, 2008.

      Options to non-employees are accounted for in accordance with Codification 505-50-05-5, "Equity Based Payments to Non-Employees". Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model. The
      Black-Scholes model requires management to make assumptions regarding the fair value of the options at the date of grant and the expected life of the options. There were no options granted to non-employees during the three months ended December 31, 2009. There were 104,192 shares of common stock issued to consultants during the three months ended December 31, 2009 at a cost for the three months of $134,999. Additionally, a portion of the cost of common stock issued in previous quarters was expensed. The cost for the three months ended December 31, 2009 was $174,595. There were no options granted to non-employees during the three months ended December 31, 2008. There were 1,003,881 shares of common stock issued to consultants during the three months ended December 31, 2008 at a cost for the three months ended December 31, 2008 of $207,299. In addition, a portion of the cost of common stock issued in previous quarters was expensed. This cost for the three months ended December 31, 2008 was $309,587.

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

      In June 2008, the FASB finalized Codification 815-40-15, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock". The topic lays out a procedure to determine if the debt instrument is indexed to its own common stock. The topic is effective for fiscal years beginning after December 15, 2008. The Company has adopted this topic and the effect was material. (See Note D).

      In September 2008, the FASB staff issued Codification 815-10-50-1A, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161". This applies to credit derivatives within the scope of Statement 133 and hybrid instruments that have embedded credit derivatives. It deals with disclosures related to these derivatives and is effective for reporting periods ending after November 15, 2008. It also clarifies the effective date of SFAS No. 161 as any reporting period beginning after November 15, 2008. The Company has adopted this statement and the effect was immaterial.

      In January 2010, the FASB amended Codification 820-10, "Improving Disclosures about Fair Value Measurement", effective for interim periods beginning after December 15, 2009. This amendment changes disclosures required for interim and annual periods about fair value measurements. The Company is evaluating the disclosure requirements, but does not expect that there will be a significant impact from the adoption of the amendment.

C.    AVAILABLE-FOR-SALE SECURITIES

      At September 30, 2008, the Company had $200,000 in face value of Auction Rate Cumulative Preferred Shares (ARPs), liquidation preference of $25,000 per share, of an income mutual fund. The ARPs were invested primarily in a globally diversified portfolio of convertible instruments, common and preferred stocks, and income producing securities such as investment grade and below investment grade (high yield/high risk) debt securities.

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

      During the three months ended December 31, 2008, 1,003,881 shares of common stock were issued in payment of invoices totaling $207,299. Common stock was also issued to pay interest and principal on the Series K convertible debt. (See Note E.)

      On December 30, 2008, the Company entered into an Equity Line of Credit agreement as a source of funding for the Company. For a two-year period, the agreement allows the Company, at its discretion, to sell up to $5 million of the Company's common stock at the volume weighted average price of the day minus 9%. The Company may request a drawdown once every ten trading days, although the Company is under no obligation to request any drawdowns under the equity line of credit. The equity line of credit expires on January 6, 2011. There were no drawdowns during the three months ended December 31, 2009 or 2008.

      During the three months ended December 31, 2009, the Company issued 104,192 shares of stock to consultants. The prices ranged from $1.25 to $1.60. The total cost of the shares issued was $134,999 and is included in research and development costs.

      During the three months ended December 31, 2009, there were 11,434,253 warrants and options exercised for 11,434,253 shares of common stock at prices ranging from $0.25 to $1.05. The Company received a total of $6,157,450 from the exercise of warrants and options during the quarter ended December 31, 2009.

      Included in the warrants and options exercised during the quarter were 1,015,454 Series K warrants (See Note E), on which the Company recognized a gain on conversion of $428,769 and 8,375,000 Series A warrants, on which the Company recognized a total gain of $8,291,250. Both the Series K warrants and the Series A warrants were accounted for as derivative liabilities. Series A warrants were issued in connection with the June 2009 financing. When the warrants were exercised, the value of these warrants was converted from derivative liabilities to equity. Series K warrants transferred to equity totaled $944,274 and Series A warrants transferred to equity totaled $4,103,750. The remaining Series A through E warrants were valued at $8,021,451 at December 31, 2009, a gain on derivative instruments during the quarter of $9,324,921.

     On October 1, 2009, the Company reviewed all outstanding warrants in accordance with the requirements of Codification 815-40, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock". This topic provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. The warrant agreement provides for adjustments to the purchase price for certain dilutive events, which includes an adjustment to the conversion ratio in the event that the Company makes certain equity offerings in the future at a price lower than the conversion prices of the warrant instruments. Under the provisions of Codification 815-40, the warrants are not considered indexed to the Company's stock because future equity offerings or sales of the Company's stock are not an input to the fair value of a "fixed-for-fixed" option on equity shares, and equity classification is therefore precluded. Accordingly, effective October 1, 2009, 3,890,782 warrants issued in August 2008 were determined to be subject to the requirements of this topic and were valued using the Black-Scholes formula as of October 1, 2009 at $6,186,343. Effective October 1, 2009, the warrants are recognized as a liability in the Company's condensed consolidated balance sheet at fair value with a corresponding adjustment to accumulated deficit and will be marked-to-market each reporting period. The warrants were revalued on December 31, 2009 at $2,879,179, which resulted in a gain on derivatives and a reduction in derivative liabilities of $3,307,164 due to the decline in the Company's stock price since October 1, 2009. The assumptions used in the fair value calculation for the warrants as of October 1, 2009 and December 31, 2009 are as follows:

                                               October 1,       December 31,
                                                  2009              2009
                                              -----------       ------------
      Expected stock price volatility               95%                95%
      Risk-free interest rate                    2.151%             2.508%
      Expected life of warrant                 4.88 years        4.63 years

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

      The Company accounted for the Series K Warrants as derivative liabilities in accordance with Codification 815-10. A debt discount of $1,734,472 was amortized to interest expense using the effective interest method over the expected term of the Series K Notes. During the three-month periods ended

      December 31, 2009 and 2008, the Company recorded interest expense of $-0-and $43,649, respectively, in amortization of the debt discount. During the fiscal year ended September 30, 2009, the balance of the debt was either repaid or converted into shares of common stock. The Company recorded a gain on derivative instruments of $391,689 during the three months ended December 31, 2008.

      During the three months ended December 31, 2008, principal payments of $270,000 were made in cash to the holders of the Series K Notes. In addition, 405,634 shares of common stock were issued in December for the principal payment due on January 4, 2009 of $95,000. The Company also paid the interest expense through December 31, 2008 with 170,577 shares of common stock.

      During the three months ended December 31, 2009, the Company recorded a gain on remaining Series K warrants of $1,988,163. In addition, a gain of $428,769 on the exercise of 1,015,454 Series K warrants was recorded as of December 31, 2009.

      The following summary comprises the total of the fair value of the convertible debt and related derivative instruments at December 31, 2009 and September 30, 2009:

                                                December 31,    September 30,
                                                    2009             2009
                                                    ----             ----

            Investor warrants                     $ 414,110       $1,734,472
            Fair value adjustment-investor
                 warrants                         1,597,282        3,638,126
                                                 -----------      -----------

            Total fair value                     $2,011,392       $5,372,598
                                                 ===========      ===========

F.    FAIR VALUE MEASUREMENTS

      Effective October 1, 2008, the Company adopted the provisions of Codification 820-10, "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements. While Codification 820-10 may change the method of calculating fair value, it does not require any new fair value measurements. The new effective date is for fiscal years beginning after November 15, 2008 and the interim periods within the fiscal year. The adoption of Codification 820-10 did not have a material impact on the Company's results of operations, financial position or cash flows.

      In accordance with Codification 820-10, the Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company generally applies the income approach to determine fair value. This method uses valuation techniques to convert future amounts to a single present amount. The measurement is based on the value indicated by current market expectations with respect to those future amounts.

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

      The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at December 31, 2009:


                               Quoted Prices in      Significant
                             Active Markets for         Other           Significant
                             Identical Assets or      Observable        Unobservable
                            Liabilities (Level 1)   Inputs (Level 2)  Inputs (Level 3)     Total
                            ---------------------   ----------------  ----------------    -------

  Derivative instruments       $           -          $12,912,022       $         -     $12,912,022
                               =============          ===========       ===========     ===========

      The fair values of the Company's derivative instruments disclosed above are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company's stock as well as U.S. Treasury Bill rates are observable in active markets.

G.    DERIVATIVE LIABILITIES

      The Company has several groups of warrants that require classification in the balance sheet as derivative liabilities. These derivative liabilities have been discussed above. Below is a summary of the derivative liabilities at December 31, 2009 and September 30, 2009:

                                        December 31, 2009    September 30, 2009
                                        -----------------    ------------------

   Series K warrants (Note E)              $ 2,011,392         $ 5,372,598
   2009 financings warrants (Note D)         8,021,451          29,741,372
   2008 warrants reclassified from
     equity to derivative liabilities
     on October 1, 2009 (Note D)             2,879,179                   -
                                           -----------         -----------

      Total derivative liabilities         $12,912,022         $35,113,970
                                           ===========         ===========

H. SHORT-TERM LOANS

      The Company had a line of credit with its bank to borrow up to 100% of the ARPs (See Note C) at an interest rate of prime minus 1%. As of September 30, 2008, the Company had borrowed $200,000, which was repaid in November 2008. During the three months ended December 31, 2008, the Company had paid $813 in interest on the line of credit.

      Between December 2008 and June 2009, Maximilian de Clara, the Company's President and a director, loaned the Company $1,104,057. The loan was initially payable at the end of March 2009, but was extended to the end of June 2009. At the time the loan was due, and in accordance with the loan agreement, the Company issued Mr. de Clara warrants which entitle Mr. de Clara to purchase 1,648,244 shares of the Company's common stock at a price of $0.40 per share. The warrants are exercisable at any time prior to December 24, 2014. Pursuant to Codification paragraph 470-50-40-17, the fair value of the warrants issuable under the first amendment was recorded as a discount on the note payable with a credit recorded to additional paid-in capital. The discount was amortized from April 30, 2009, through June 27, 2009. Although the loan was to be repaid from the proceeds of the Company's recent financing, the Company's Directors deemed it beneficial not to repay the loan and negotiated a second extension of the loan with Mr. de Clara on terms similar to the June 2009 financing. Pursuant to the terms of the second extension the note is now due on July 6, 2014, but, at Mr. de Clara's option, the loan can be converted into shares of the Company's common stock. The number of shares which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.40. As further consideration for the second extension, Mr. de Clara received warrants which allow Mr. de Clara to purchase 1,849,295 shares of the Company's common stock at a price of $0.50 per share at any time prior to January 6, 2015. The loan from Mr. de Clara bears interest at 15% per year and was secured by a second lien on substantially all of the Company's assets. The Company does not have the right to prepay the loan without Mr. de Clara's consent.

      In accordance with Codification 470-50, the second amendment to the loan was accounted for as an extinguishment of the first amendment debt. The extinguishment of the loan required that the new loan be recorded at fair value and a gain or loss must be recognized, including the warrants issued in connection with the second amendment. This resulted in a premium of $341,454, which was amortized over the period from July 6, 2009, the date of the second amendment, to October 1, 2009, the date at which the loan holder may demand payment of the loan. During the three months ended December 31, 2009, the Company amortized the remaining $3,282 in premium on the loan. As of December 31, 2009, the fair value and the face value of the loan was $1,104,057.

I.    OPERATIONS, FINANCING

      The Company has incurred significant costs since its inception in connection with the acquisition of certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities and clinical trials. The Company has funded such costs with proceeds realized from the public and private sale of its common and preferred stock. The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts. To date, the Company has not generated any revenue from product sales. The ability of the Company to complete the necessary clinical trials and obtain Federal Drug Administration (FDA) approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure. The Company believes that it has sufficient funds to support its operations for more than the next twelve months.

      The Company has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine. Since the Company was able to raise substantial capital during 2009, the Company is currently preparing the Phase III trial for Multikine. The net cost of the clinical trial is estimated to be $20 million.

J.    COMMITMENTS AND CONTINGENCIES

     Lease Agreement - In August 2007, the Company leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, was remodeled in accordance with the Company's specifications so that it can be used by the Company to manufacture Multikine for the Company's Phase III clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and requires annual base rent payments of $1,575,000 during the first year of the lease. The annual base rent escalates each year at 3%. The Company is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease required the Company to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 in years six through twenty of the lease, subject to the Company maintaining compliance with the lease covenants. On January 24, 2008, a second amendment to the lease for the manufacturing facility was signed. In accordance with the amendment, the Company was required to pay the following: 1) an additional $518,790 for movable equipment, which will increase restricted cash, and 2) an additional $1,295,528 into the escrow account to cover additional costs, which will increase deferred rent. These funds were transferred in early February 2008. In April 2008, an additional $288,474 was paid toward the completion of the manufacturing facility. The Company took possession of the manufacturing facility in October of 2008. An additional $505,225 was paid for the completion of the work on the manufacturing facility in October 2008. During the three months ended December 31, 2009, an additional $32,059 was paid for final completion costs.

      In December 2008, the Company was not in compliance with certain lease requirements (i.e., failure to pay an installment of Base Annual Rent). However, the landlord did not declare the Company formally in default under the terms of the lease and has renegotiated the lease. In January 2009, as part of an amended lease agreement on the manufacturing facility, the Company repriced the 3,000,000 warrants issued to the lessor in July 2007 at $1.25 per share and which were to expire on July 12, 2013. These warrants are now repriced at $0.75 per share and expire on January 26, 2014. The cost of this repricing and extension of the warrants was $70,515 and was accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital. In addition, 787,500 additional warrants were given to the lessor of the manufacturing facility on the same date. These warrants are exercisable at $0.75 per share and will expire on January 26, 2014. The cost of these warrants was $45,207 and was accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital. All back rent was paid to the landlord in early July 2009. During the three months ended June 30, 2009, the Company issued the landlord an additional 2,296,875 warrants in accordance with an amendment to the agreement. These warrants were valued at $251,172 using the Black Scholes method. The Company is in compliance with the lease and expects to receive a refund of the $1,575,000 deposited with the landlord in July 2008 before the end of the current fiscal year.

      On January 28, 2009, the Company subleased a portion of the manufacturing facility. The sublease commenced on February 2, 2009 and expires on January 31, 2011. The Company receives $10,000 per month in rent for the subleased space.

      The Company began amortizing the deferred rent on the building on October 7, 2008, the day that the Company took possession of the building. The amortization on the deferred rent for the three months ended December 31, 2009 was $202,944 and for the three months ended December 31, 2008 was $222,527.

K. EARNINGS PER SHARE

     The Company's diluted earnings per share (EPS) are as follows for December 31, 2009. The December 31, 2008 diluted earnings per share was the same as the basic earnings per share.

                                               December 31, 2009
                                    -----------------------------------------
                                                       Weighted
                                     Net Income      average Shares       EPS
                                     ----------      --------------       ---

  Basic Earnings per Share          $19,159,517       194,959,814        $0.10
  Note conversion                        41,402         2,760,142
  Warrants and options convertible
     into share of common stock     (14,620,248)       58,478,206
                                    -----------       -----------

         Dilutive EPS               $ 4,580,671       256,198,162       $ 0.02
                                    ===========       ===========        =====

L. SUBSEQUENT EVENTS

    The Company has reviewed its activities through February 12, 2010. There are no subsequent events that require disclosure.

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

The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts. The ability of the Company to complete the necessary clinical trials and obtain Federal Drug Administration (FDA) approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure. The Company believes that it has sufficient funds to support its operations for more than the next twelve months.

The Company has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine. The Company also raised significant funds through stock sales and the exercise of warrants and options during 2009. In addition, the Company has a $5 million Equity Line of Credit in place (See Note D). Since the Company was able to raise substantial capital during 2009, the Company is currently preparing the Phase III trial for Multikine. The net cost of the clinical trial is estimated to be $20 million.

During the three-month period ended December 31, 2009, the Company's cash increased by $2,473,363 compared to a decrease in cash of $612,311 during the three months ended December 31, 2008. For the three months ended December 31, 2009 and 2008, cash used in operating activities totaled $3,646,724 and $1,159,800. For the three months ended December 31, 2009 and 2008, cash provided by financing activities totaled $6,157,450 and $114,922, respectively. The repayment of the Series K convertible notes ($270,000), financing costs ($15,060) and the repayment of the short-term loan ($200,000) was used in financing activities during the three months ended December 31, 2008. For the three months ended December 31, 2009, cash provided by financing was from the exercise of warrants and options ($6,157,450). Cash (used in) provided by investing activities was $(37,363) and $432,567, respectively, for the three months ended December 31, 2009 and 2008, respectively. The use of cash in investing activities consisted of purchases of equipment and legal costs incurred in patent applications and, for the three months ended December 31, 2008, the sale of the final $200,000 in ARPs.

In August 2007, the Company leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, was remodeled in accordance with the Company specifications so that it can be used by the Company to manufacture Multikine for the Company's Phase III clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and requires annual base rent payments of $1,575,000 during the first year of the lease. The annual base rent escalates each year at 3%. The Company is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease required the Company to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 in years six through twenty of the lease. In January 2008, the Company signed a second amendment to the lease. In accordance with the lease, on February 8, 2008, the Company paid an additional $1,295,528 toward the remodeling costs and a further $518,790 for lab equipment. In addition, in April 2008, an additional $288,474 was paid for the completion of the facility. The Company took possession of the manufacturing facility in October, 2008. The Company paid an additional $32,059 in expenses to complete the manufacturing facility during the three months ended December 31, 2009.

In December 2008, the Company was not in compliance with certain lease requirements (i.e., failure to pay an installment of Base Annual Rent). However, the landlord did not declare the Company formally in default under the terms of the lease and renegotiated the lease. In January 2009, as part of an amended lease agreement on the manufacturing facility, the Company repriced the 3,000,000 warrants issued to the landlord in July 2007 at $1.25 per share and which were to expire on July 12, 2013. These warrants are now repriced at $0.75 per share and expire on January 26, 2014. The cost of this repricing and extension of the warrants is $70,515 and was accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital. In addition, 787,500 additional warrants were given to the landlord on the same date. The warrants are exercisable at a price of $0.75 per share and will expire on January 26, 2014. The cost of these warrants was $45,207 and was accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital. During the three months ended June 30, 2009, the Company issued the landlord an additional 2,296,875 warrants in accordance with an amendment to the agreement. These warrants were valued at $251,172 using the Black Scholes method. The Company is in compliance with the lease and expects to receive a refund of the $1,575,000 deposited with the landlord in July 2008 before the end of the current fiscal year.

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

On January 28, 2009, the Company subleased a portion of the manufacturing facility. The lease commenced on February 2, 2009 and expires on January 31, 2011. The Company receives $10,000 per month in rent for the subleased space.

It should be noted that substantial funds will be needed for the clinical trial which will be necessary before the Company will be able to apply to the FDA for approval to sell any products which may be developed on a commercial basis throughout the United States. Ultimately, the Company must complete the development of its products, obtain appropriate regulatory approvals and obtain sufficient revenues to support its cost structure. The Company estimates that the Phase III clinical trial will cost $20 million.

The Company had invested in ARPs (See Note C). Because of liquidity issues with these ARPs, the Company borrowed $200,000 on a line of credit which was repaid in November of 2008.

Results of Operations and Financial Condition

During the three-month period ended December 31, 2009, research and development expenses increased by $1,394,374 compared to the three-month period ended December 31, 2008. This increase was due to continuing expenses relating to the preparation for the Phase III clinical trial.

During the three-month period ended December 31, 2009, general and administrative expenses increased by $303,015 compared to the three-month period ended December 31, 2008. This increase was caused by higher costs for employee options.

Interest income during the three months ended December 31, 2009 increased by $38,982 compared to the three-month period ended December 31, 2008. The increase was due to the increase in the funds available for investment.

The gain on derivative instruments of $23,340,267 for the three months ended December 31, 2009, was the result of the change in fair value of the Series A through E Warrants and Series K Warrants during the period. These gains were caused by fluctuations in the share price of the Company's common stock.

The interest expense of $38,120 for the three months ended December 31, 2009 was interest expense on the loan from the Company's president of $41,402, offset by the amortization of the remaining premium on the loan of ($3,282). The interest expense of $84,616 for the three months ended December 31, 2008 was composed of three elements: 1) amortization of the Series K discount ($43,649), 2) interest paid and accrued on the Series K debt ($40,154) and 3) margin interest ($813).

Research and Development Expenses

During the three-month periods ended December 31, 2009 and 2008, the Company's research and development efforts involved Multikine and L.E.A.P.S.(TM). The table below shows the research and development expenses associated with each project during the three-month periods.

                       Three Months Ended December 31,
                             2009           2008
                             -----          ----

   MULTIKINE              $2,296,333     $1,355,705
   L.E.A.P.S                 508,794         55,048
                          ----------     ----------

   TOTAL                  $2,805,127     $1,410,753
                          ==========     ==========

In January 2007, the Company received a "no objection" letter from the FDA indicating that it could proceed with the Phase III protocol with Multikine in head & neck cancer patients. The protocol for the Phase III clinical trial was designed to develop conclusive evidence of the safety and efficacy of Multikine in the treatment of advanced primary squamous cell carcinoma of the oral cavity. The Company had previously received a "no objection" letter from the Canadian Biologics and Genetic Therapies Directorate which enabled the Company to begin its Phase III clinical trial in Canada. The Company is preparing for the start of its Phase III clinical trial in the United States.

As of December 31, 2009, the Company was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. The Company does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology.

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

Critical Accounting Estimates and Policies

Management's discussion and analysis of the Company's financial condition and results of operations is based on its unaudited condensed consolidated financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. The Company believes some of the more critical estimates and policies that affect its financial condition and results of operations are in the areas of operating leases, asset retirement obligations, and stock-based compensation. For more information regarding the Company's critical accounting estimates and policies, see Part II, Item 7, MD&A "Critical Accounting Estimates and Policies" of the Company's 2009 10-K report. The application of these critical accounting policies and estimates have been discussed with the Audit Committee of the Company's Board of Directors.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has a loan from the president that bears interest at 15%. The Company does not believe that it has any significant exposures to market risk.

Item 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company's management, including the Company's Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2009. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of December 31, 2009.

Changes in Internal Control over Financial Reporting

The Company's management, with the participation of the Chief Executive and Chief Financial Officer, has evaluated whether any change in the Company's internal control over financial reporting occurred during the first quarter of fiscal year 2010. There was no change in the Company's internal control over financial reporting during the quarter ended December 31, 2009.

                                     PART II



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


                                         CEL-SCI CORPORATION


Date: February 12, 2010                  /s/ Geert Kersten
                                         --------------------------------------
                                         Geert Kersten, Chief Executive Officer*





* Also signing in the capacity of the Chief Accounting Officer and Principal Financial Officer.