Form 10-Q
period 2010-03-31
CEL SCI CORP
filed 2010-05-17
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)
(X)               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010
                                      OR

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

                         8229 Boone Boulevard, Suite 802
                             Vienna, Virginia 22182
                     ------------- -----------------------
                     Address of principal executive offices

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

            Yes _________                       No _____X____
                                                        -

         Class of Stock         No. Shares Outstanding          Date
         --------------         ----------------------          ----

            Common                    204,661,592           May 10, 2010

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1.
Page

      Condensed Consolidated Balance Sheet (unaudited)                        3
      Condensed Consolidated Statements of Operations (unaudited)           4-5
      Condensed Consolidated Statements of Cash Flow (unaudited)              6
      Notes to Condensed Consolidated Financial Statements (unaudited)        8

Item 2.
      Management's Discussion and Analysis of Financial Condition            23
        and Results of Operations

Item 3.
      Quantitative and Qualitative Disclosures about Market Risks            27

Item 4.
      Controls and Procedures                                                27

PART II

Item 6.
      Exhibits                                                               28

      Signatures                                                             29

                                 CEL-SCI CORPORATION
                        CONDENSED CONSOLIDATED BALANCE SHEETS
                                     (unaudited)
 ASSETS                                             March 31,      September 30,
                                                      2010             2009
                                                  -------------    -------------
 CURRENT ASSETS
   Cash and cash equivalents                      $ 34,011,770     $ 33,567,516
   Prepaid expenses                                    210,614           39,972
   Inventory used for R&D and manufacturing          1,013,884          399,474
   Deferred rent - current portion                     773,953          419,354
   Deposits                                             10,114        1,585,064
                                                  -------------    -------------
         Total current assets                       36,020,335       36,011,380

 RESEARCH AND OFFICE EQUIPMENT AND
   LEASEHOLD IMPROVEMENTS--
   Less accumulated depreciation of $2,463,144
    and $2,259,237                                   1,206,155        1,200,611

 PATENT COSTS- less accumulated
   amortization of  $1,170,619 and $1,132,612          386,235          423,104

 RESTRICTED CASH                                        21,316           68,552
 DEFERRED RENT                                       7,393,271        8,323,951
                                                  -------------    -------------
                       TOTAL ASSETS               $ 45,027,312     $ 46,027,598
                                                  =============    =============
 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accounts payable                               $    731,249     $    793,148
   Accrued expenses                                    114,009           98,665
   Due to employees                                     45,807           49,527
   Deposits held                                        10,000           10,000
   Deferred revenue                                    125,000                -
   Related party loan                                1,104,057        1,107,339
                                                  -------------    -------------
        Total current liabilities                    2,130,122        2,058,679

   Derivative instruments                            8,219,128       35,113,970
   Deferred rent                                        14,346           14,305
                                                  -------------    -------------
        Total liabilities                           10,363,596       37,186,954

  COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value; authorized,
   200,000 shares;
   no shares issued and outstanding                          -                -
  Common stock, $.01 par value; authorized,
   450,000,000 shares; issued and outstanding,
   204,341,825 and 191,972,021 shares at
   March 31, 2010 and September 30, 2009,
   respectively                                      2,043,418        1,919,720
  Additional paid-in capital                       186,488,698      173,017,978
  Accumulated deficit                             (153,868,400)    (166,097,054)
                                                  -------------    -------------
           Total stockholders' equity               34,663,716        8,840,644
                                                  -------------    -------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY $ 45,027,312     $ 46,027,598
                                                  =============    =============

            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                    For the Six Months Ended
                                                            March 31,
                                                       2010            2009
                                                  -------------   -------------
REVENUE:
   Rent income                                    $     60,600    $     19,643
                                                  -------------   -------------
                 Total revenue                          60,600          19,643
EXPENSES:
 Research and development, excluding
  depreciation of $203,429 and $165,631
  included below                                     6,146,024       2,658,516
 Depreciation and amortization                         242,884         208,542
 General and administrative                          3,244,899       2,069,525
                                                  -------------   -------------
                   Total expenses                    9,633,807       4,936,583
                                                  -------------   -------------
LOSS FROM OPERATIONS                                (9,573,207)     (4,916,940)

GAIN ON DERIVATIVE INSTRUMENTS                      27,859,939         656,243

INTEREST INCOME                                        207,788         139,397

INTEREST EXPENSE                                       (79,522)       (169,493)
                                                  -------------   -------------
NET INCOME (LOSS) BEFORE INCOME TAXES               18,414,998      (4,290,793)

INCOME TAX PROVISION                                         -               -
                                                  -------------   -------------
 NET INCOME (LOSS)                                  18,414,998      (4,290,793)

MODIFICATION OF SERIES M WARRANTS                   (1,432,456)              -
                                                  -------------   -------------
NET INCOME (LOSS) AVAILABLE TO COMMON
SHAREHOLDERS                                      $ 16,982,542    $ (4,290,793)
                                                  =============   =============
NET INCOME (LOSS) PER COMMON SHARE-BASIC          $       0.09    $      (0.03)
                                                  =============   =============
NET LOSS PER COMMON SHARE-DILUTED                 $      (0.01)   $      (0.03)
                                                  =============   =============
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING-BASIC                        199,516,156     123,444,839
                                                  =============   =============
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING-DILUTED                      253,593,416     123,444,839
                                                  =============   =============

            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                      Three Months Ended
                                                            March 31,
                                                       2010            2009
                                                  -------------   -------------
REVENUE:
 Rent income                                      $     30,600    $     19,643
                                                  -------------   -------------
                 Total revenue                          30,600          19,643
EXPENSES:
 Research and development, excluding
  depreciation of $103,845 and $101,108
  included below                                     3,340,897       1,247,763
 Depreciation and amortization                         123,303         122,598
 General and administrative                          1,886,758       1,014,399
                                                  -------------   -------------
                   Total expenses                    5,350,958       2,384,760
                                                  -------------   -------------
LOSS FROM OPERATIONS                                (5,320,358)     (2,365,117)

GAIN ON DERIVATIVE INSTRUMENTS                       4,519,672         264,554

INTEREST INCOME                                         97,569          68,160

INTEREST EXPENSE                                       (41,402)        (84,877)
                                                  -------------   -------------
NET LOSS BEFORE INCOME TAXES                          (744,519)     (2,117,280)

INCOME TAX PROVISION                                         -               -
                                                  -------------   -------------
NET LOSS                                              (744,519)     (2,117,280)

MODIFICATION OF SERIES M WARRANTS                   (1,432,456)              -
                                                  -------------   -------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS         $ (2,176,975)   $ (2,117,280)
                                                  =============   =============
NET LOSS PER COMMON SHARE-BASIC                   $      (0.01)   $      (0.02)
                                                  =============   =============
NET LOSS PER COMMON SHARE-DILUTED                 $      (0.03)   $      (0.02)
                                                  =============   =============
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING-BASIC                        204,173,750     124,701,667
                                                  =============   =============
WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING-DILUTED                      258,251,010     124,701,667
                                                  =============   =============

            See notes to condensed consolidated financial statements.

                                CEL-SCI CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                    (unaudited)

                                                   Six Months Ended March 31,
                                                      2010            2009
                                                ---------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                               $   18,414,998   $   (4,290,793)
Adjustments to reconcile net income (loss)
 to net cash used in operating activities:
  Depreciation and amortization                        242,884          208,542
  Issuance of common stock, warrants and
   stock options for services                        1,062,670        1,027,523
  Common stock contributed to 401(k) plan               50,826           17,487
  Extension of employee options                        212,444                -
  Employee option cost                                 618,082          288,721
  Gain on derivative instruments                   (27,859,939)        (656,243)
  Amortization of discount on convertible
   debt                                                      -           80,551
  Amortization of loan premium                          (3,282)               -
  Amortization of deferred rent                        404,763          445,054
  Loss on abandonment of patents                         5,381           16,958
  (Increase) decrease in prepaid expenses             (170,642)          18,813
  (Increase) in inventory for R&D and
   manufacturing                                      (614,410)         (52,026)
  Decrease in deposits                               1,574,950           24,828
  (Decrease) increase  in accounts payable            (138,575)         803,163
  (Decrease) increase in accrued expenses               15,344          392,579
  (Decrease) increase in amount due to
   employees                                            (3,720)          66,321
  Increase in deferred revenue                         125,000                -
  Increase in accrued interest on
    convertible debt                                         -           29,090
  Increase in deferred rent liability                       41            6,915
                                                ---------------  ---------------
NET CASH USED IN OPERATING ACTIVITIES               (6,063,185)      (1,572,517)
                                                ---------------  ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in restricted cash                           47,236          916,568
  Decrease (increase) in deferred rent asset           210,199         (641,341)
  Sale of investments available-for-sale
   securities                                                -          200,000
  Purchase of equipment                               (138,215)        (169,923)
  Patent costs                                          (2,050)          (8,613)
                                                ---------------  ---------------
NET CASH PROVIDED BY INVESTING ACTIVITIES              117,170          296,691
                                                ---------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options
   and warrants                                      6,390,269                -
  Licensing proceeds (Note D)                                -        1,249,982
  Repayment of convertible notes                             -         (365,000)
  Proceeds from short term loan-related party                -          570,000
  Repayment of short term loan                               -         (200,000)
  Financing costs                                            -          (36,248)
                                                ---------------  ---------------
NET CASH PROVIDED BY FINANCING ACTIVITIES            6,390,269        1,218,734
                                                ---------------  ---------------
NET INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS                                            444,254          (57,092)

CASH AND CASH EQUIVALENTS:
  Beginning of period                               33,567,516          711,258
                                                ---------------  ---------------
  End of period                                 $   34,011,770   $      654,166
                                                ===============  ===============

                                                                     (continued)
See notes to condensed consolidated financial statements

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                                   (continued)

                                                   Six Months Ended March 31,
                                                      2010            2009
                                                ---------------  ---------------
SUPPLEMENTAL INFORMATION ON NONCASH
TRANSACTIONS:
Patent costs included in accounts payable:
Increase in accounts payable                    $       (5,440)  $       (3,459)
Increase in patent costs                                 5,440            3,459
                                                ---------------  ---------------
                                                $            -   $            -
                                                ===============  ===============
Equipment costs included in accounts payable:
Increase in accounts payable                    $      (71,235)  $      (10,909)
Increase in research and office equipment               71,235           10,909
                                                ---------------  ---------------
                                                $            -   $            -
                                                ===============  ===============
Modification of Series M warrants:
Increase in additional paid-in capital          $   (1,432,456)  $            -
Decrease in additional paid capital                  1,432,456                -
                                                ---------------  ---------------
                                                $            -   $            -
                                                ===============  ===============
Payment of convertible debt principal
with common stock:
Decrease in convertible debt                    $            -   $      185,000
Increase in common stock                                     -           (7,216)
Increase in additional paid-in capital                       -         (177,784)
                                                ---------------  ---------------
                                                $            -   $            -
                                                ===============  ===============
Conversion of interest on convertible
 debt into common stock:
Decrease in accrued interest on convertible
 debt                                           $            -   $       40,154
Increase in common stock                                     -           (1,706)
Increase in additional paid-in capital                       -          (38,448)
                                                ---------------  ---------------
                                                $            -   $            -
                                                ===============  ===============
Warrants issued for deferred rent:
Increase in deferred rent                       $            -   $      115,722
Increase in additional paid-in capital                       -         (115,722)
                                                ---------------  ---------------
                                                $            -                -
                                                ===============  ===============
Issuance of warrants with licensing agreement:
Increase in additional paid-in capital          $            -   $   (1,015,771)
Decrease in additional paid-in capital                       -        1,015,771
                                                ---------------  ---------------
                                                $            -   $            -
                                                ===============  ===============
Exercise of derivative liability warrants:
Decrease in derivative liabilities              $    5,221,246   $            -
Increase in additional paid-in capital              (5,221,246)               -
                                                ---------------  ---------------
                                                $            -   $            -
                                                ===============  ===============
Conversion of warrants from additional paid
 in capital to derivative liabilities:
Increase in derivative liabilities              $   (6,186,343)  $            -
Increase in retained deficit                         6,186,343                -
                                                ---------------  ---------------
                                                $            -   $            -
                                                ===============  ===============
NOTE:
Cash expenditures for interest expense          $       82,804   $       45,558
                                                ===============  ===============

            See notes to condensed consolidated financial statements.

                          CEL-SCI CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED MARCH 31, 2010 AND 2009


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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of March 31, 2010 and the results of operations for the six and three-month periods then ended. The condensed consolidated balance sheet as of September 30, 2009 is derived from the September 30, 2009 audited consolidated financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the six and three-month periods ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the entire year.

      Certain items in the consolidated financial statements have been reclassified to conform to the current presentation.

      Significant accounting policies are as follows:

      Research and Office Equipment and Leasehold Improvements - Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Repairs and maintenance which do not extend the life of the asset are expensed when incurred. Depreciation and amortization expense for the six-month periods ended March 31, 2010 and 2009 was $203,906 and $165,998, respectively.
      Depreciation and amortization expense for the three-month periods ended March 31, 2010 and 2009 were $104,036 and $101,326, respectively. During the current quarter, the Company recorded adjustments to research and development expense totaling $651,442 relating to prior periods. Management believes the impact of these adjustments is immaterial to the prior periods and to the current period.

      Patents - Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years). In the event changes in technology or

                          CEL-SCI CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED MARCH 31, 2010 AND 2009


      other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the six-month periods ended March 31, 2010 and 2009, the Company recorded patent impairment charges of $5,381 and $16,958, respectively. During the three-month periods ended March 31, 2010 and 2009, the Company recorded patent impairment charges of $-0- and $16,958, respectively. For the six-month periods ended March 31, 2010 and 2009, amortization of patent costs totaled $38,978 and $42,544, respectively. For the three-month periods ended March 31, 2010 and 2009, amortization of patent costs totaled $19,267 and $21,272, respectively. The Company estimates that amortization expense will be $78,000 for each of the next five years, totaling $390,000.

      Research and Development Costs - Research and development expenditures are expensed as incurred. Total research and development costs, excluding depreciation, were $6,146,024 and $2,658,516, respectively, for the six months ended March 31, 2010 and 2009. Total research and development costs, excluding depreciation, were $3,340,897 and $1,247,763, respectively, for the three months ended March 31, 2010 and 2009.

      Income Taxes - The Company has net operating loss carryforwards of approximately $105 million. The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.

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

                          CEL-SCI CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED MARCH 31, 2010 AND 2009


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

      Stock-Based Compensation - The Company follows Codification 718-10-30-3, "Share-Based Payment". This Codification applies to all transactions involving issuance of equity by a company in exchange for goods and services, including to employees. Compensation expense has been recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005 as well as for the portion of awards previously granted that vested during the period ended March 31, 2010. For the six months ended March 31, 2010 and 2009, the Company recorded $618,082 and $288,721, respectively, in general and administrative expense for the cost of employee options. For the three months ended March 31, 2010 and 2009, the Company recorded $313,082 and $133,449, respectively, in general and administrative expense for the cost of employee options. The Company's options vest over a three-year period from the date of grant. After one year, the stock is one-third vested, with an additional one-third vesting after two years and the final one-third vesting at the end of the three-year period. There were 394,000 and -0- options granted to employees during the six-month periods ended March 31, 2010 and 2009, respectively. There were 284,000 and -0- options granted to employees during the three-month periods ended March 31, 2010 and 2009, respectively. Options are granted with an exercise price equal to the closing price of the Company's stock on the day before the grant. The Company determines the fair value of the employee compensation using the Black Scholes method of valuation.

      During the six months ended March 31, 2010, the Company extended 518,832 employee options at a cost of $212,444, representing the difference between the fair value of the options before the extension and the fair value after the extension. The Company determined the fair value of the fully vested employee option extension using the Black Scholes method of valuation.

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

      Incentive Stock Option Plans. The Incentive Stock Option Plans authorize the issuance of shares of the Company's common stock to persons who exercise options granted pursuant to the Plans. Only Company employees may be granted options pursuant to the Incentive Stock Option Plans.

                          CEL-SCI CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED MARCH 31, 2010 AND 2009


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

      During the six months ended March 31, 2010, 71,333 options were exercised from the Incentive Stock Option Plan. During the three months ended March 31, 2010, 53,333 options were exercised from the Incentive Stock Option Plans. The total intrinsic value of options exercised during the six months ended March 31, 2010 was $22,933. The total intrinsic value of options exercised during the three months ended March 31, 2010 was $22,933. There were no options exercised during the six or three months ended March 31, 2009.

      During the six and three months ended March 31, 2010, 100,000 Incentive Stock Options were granted.

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

      The exercise price of an option cannot be less than the fair market value of the common stock on the date of the grant of the option (or 110% of the fair market value in the case of a person owning more than 10% of the Company's outstanding shares).

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

                          CEL-SCI CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED MARCH 31, 2010 AND 2009


      a capital-raising transaction. The option exercise price is determined by the Company's Board of Directors.

      During the six months ended March 31, 2010, 18,625 options were exercised from the Non-Qualified Plans. During the three months ended March 31, 2010, 4,000 options were exercised from the Non-Qualified Plans. The total intrinsic value of options exercised during the six months ended March 31, 2010 was $10,066. The total intrinsic value of options exercised during the three months ended March 31, 2010 was $560. There were no options exercised during the six or three months ended March 31, 2009.

      During the six months ended March 31, 2010, 294,000 Non-Qualified stock options were granted. During the three months ended March 31, 2010, 284,000 Non-Qualified stock options were granted.

      Options to non-employees are accounted for in accordance with Codification 505-50-05-5, "Equity Based Payments to Non-Employees". Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model. The Black-Scholes model requires management to make assumptions regarding the fair value of the options at the date of grant and the expected life of the options. There were no options granted to non-employees during the six months ended March 31, 2010. There were 370,758 shares of common stock issued to consultants during the six months ended March 31, 2010 at a cost for the six months of $409,562. For the three months ended March 31, 2010, 266,566 shares were issued to non-employees at a cost of $274,563. Additionally, a portion of the cost of common stock issued in previous quarters was expensed. The cost for the previously issued shares for the six months ended March 31, 2010 was $291,174 and for the three months ended March 31, 2010 the cost for previously issued shares was $116,579. There were no options granted to non-employees during the six months ended March 31, 2009. There were 1,911,924 shares of common stock issued to consultants during the six months ended March 31, 2009 at a cost for the six months ended March 31, 2009 of $387,773. In addition, a portion of the cost of common stock issued in previous quarters was expensed. This cost for the six months ended March 31, 2009 was $293,399 and for the three months ended March 31, 2009, the cost for the previously issued stock was $145,312.

B.    NEW ACCOUNTING PRONOUNCEMENTS
      -----------------------------

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

      In June 2008, the FASB finalized Codification 815-40-15, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock". The topic lays out a procedure to determine if the debt instrument is indexed to a corporation's common stock. The topic is effective for

                          CEL-SCI CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED MARCH 31, 2010 AND 2009


      fiscal years beginning after December 15, 2008. The Company has adopted this topic and the effect was material. (See Note D).

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

      In January 2010, the FASB amended Codification 820-10, "Improving Disclosures about Fair Value Measurement", effective for interim periods beginning after December 15, 2009. This amendment changes disclosures required for interim and annual periods with respect to fair value measurements. The Company is evaluating the disclosure requirements, but does not expect that there will be a significant impact from the adoption of the amendment.

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

D.    STOCKHOLDERS' EQUITY
      --------------------

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

      During the six months ended March 31, 2009, 1,911,924 shares of common stock were issued in payment of invoices totaling $456,523. Common stock was also issued to pay interest and principal on the Series K convertible debt. (See Note E) In addition, the balance of the shares issued to the

                          CEL-SCI CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED MARCH 31, 2010 AND 2009


      President of the Company in September 2008 were expensed at a cost of $200,669. An additional 1,030,928 shares were issued to the President of the Company in March 2009. A portion of the cost of $200,000 was expensed during the six months ended March 31, 2009, totaling $25,555.

      On December 30, 2008, the Company entered into an Equity Line of Credit agreement as a source of funding for the Company. For a two-year period, the agreement allows the Company, at its discretion, to sell up to $5 million of the Company's common stock at the volume weighted average price of the day minus 9%. The Company may request a drawdown once every ten trading days, although the Company is under no obligation to request any drawdowns under the equity line of credit. The equity line of credit expires on January 6, 2011. There were no drawdowns during the six and three months ended March 31, 2010 or 2009.

      On March 6, 2009, the Company entered into a licensing agreement with Byron Biopharma LLC ("Byron") under which the Company granted Byron an exclusive license to market and distribute the Company's cancer drug Multikine in the Republic of South Africa. The Company has existing licensing agreements for Multikine with Teva Pharmaceuticals and Orient Europharma. Pursuant to the agreement Byron will be responsible for registering the product in South Africa. Once Multikine has been approved for sale, the Company will be responsible for manufacturing the product, while Byron will be responsible for sales in South Africa. Revenues will be divided equally between the Company and Byron. To maintain the license Byron, among other requirements, had to make a $125,000 payment to the Company on or before March 15, 2010. On March 8, 2010, Byron made the payment of $125,000. On March 30, 2009, and as further consideration for its rights under the licensing agreement, Byron purchased 3,750,000 Units from the Company at a price of $0.20 per Unit. Each Unit consisted of one share of the Company's common stock and two warrants. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.25 per share. The warrants expire on March 6, 2016. The shares of common stock included as a component of the Units were registered by the Company under the Securities Act of 1933. The Company filed a new registration statement to register the shares issuable upon the exercise of the warrants. The Units were accounted for as an equity transaction using the Black Scholes method to value the warrants. The fair value of the warrants was calculated to be $1,015,771.

      During the six months ended March 31, 2010, there were 11,929,674 warrants and options exercised for 11,929,674 shares of common stock at prices ranging from $0.22 to $1.05. The Company received a total of $6,390,269 from the exercise of warrants and options during the six months ended March 31, 2010. During the three months ended March 31, 2010, there were 495,421 warrants and options exercised for 495,421 shares of common stock at prices ranging from $0.22 to $0.51. The Company received a total of $232,817 from the exercise of warrants and options during the three months ended March 31, 2010.

      Included in the warrants and options exercised during the six months ended March 31, 2010 were 1,015,454 Series K warrants (See Note E), on which the Company recognized a gain on conversion of $428,769 and 8,813,088 Series A warrants, on which the Company recognized a total gain of $8,433,451. Both

                          CEL-SCI CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED MARCH 31, 2010 AND 2009


      the Series K warrants and the Series A warrants were accounted for as derivative liabilities. Series A warrants were issued in connection with the June 2009 financing. When the warrants were exercised, the value of these warrants was converted from derivative liabilities to equity. Series K warrants transferred to equity totaled $944,274 and Series A warrants transferred to equity totaled $4,276,972. The remaining Series A through E warrants were valued at $4,972,249 at March 31, 2010, a gain on derivative instruments during the quarter of $3,667,567. See Note G for details of the balances of derivative instruments at March 31, 2010 and September 30, 2009.

      On March 12, 2010, the Company temporarily reduced the exercise price of the Series M warrants, originally issued on April 18, 2007. The exercise price was reduced from $2.00 to $0.75. At any time prior to June 16, 2010 investors may exercise the Series M warrants at a price of $0.75 per share. For every two Series M warrants exercised prior to June 16, 2010 the investor will receive one Series F warrant. Each Series F warrant will allow the holder to purchase one share of CEL-SCI's common stock at a price of $2.50 per share at any time on or before June 15, 2014. After June 15, 2010 the exercise price of the Series M warrants will revert to $2.00 per share. Any person exercising a Series M warrant after June 15, 2010 will not receive any Series F warrants. The Series M warrants expire on April 17, 2012. An analysis of the modification to the warrants determined that the modification increased the value of the warrants by $1,432,456.

      On October 1, 2009, the Company reviewed all outstanding warrants in accordance with the requirements of Codification 815-40, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock". This topic provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. The warrant agreement provides for adjustments to the purchase price for certain dilutive events, which includes an adjustment to the conversion ratio in the event that the Company makes certain equity offerings in the future at a price lower than the conversion prices of the warrant instruments. Under the provisions of Codification 815-40, the warrants are not considered indexed to the Company's stock because future equity offerings or sales of the Company's stock are not an input to the fair value of a "fixed-for-fixed" option on equity shares, and equity classification is therefore precluded. Accordingly, effective October 1, 2009, 3,890,782 warrants issued in August 2008 were determined to be subject to the requirements of this topic and were valued using the Black-Scholes formula as of October 1, 2009 at $6,186,343. Effective October 1, 2009, the warrants are recognized as a liability in the Company's condensed consolidated balance sheet at fair value with a corresponding adjustment to accumulated deficit and will be marked-to-market each reporting period. The warrants were revalued on March 31, 2010 at $1,945,390, which resulted in a gain on derivatives and a reduction in derivative liabilities of $4,240,952 for the six months ended March 31, 2010 and $933,788 for the three months ended March 31, 2010 due to the decline in the Company's stock price since October 1, 2009. The assumptions used in the fair value calculation for the warrants as of October 1, 2009 and March 31, 2010 are as follows:

                          CEL-SCI CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED MARCH 31, 2010 AND 2009


                                               October 1,         March 31,
                                                  2009              2010
                                               ----------         ---------
      Expected stock price volatility              95%               95%
      Risk-free interest rate                   2.151%            2.258%
      Expected life of warrant                  4.88 years        4.39 years

E.    SERIES K CONVERTIBLE DEBT
      -------------------------

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

      The Company accounted for the Series K Warrants as derivative liabilities in accordance with Codification 815-10. A debt discount of $1,734,472 was amortized to interest expense using the effective interest method over the expected term of the Series K Notes. During the six-month periods ended March 31, 2010 and 2009, the Company recorded interest expense of $-0- and $80,551, respectively, in amortization of the debt discount. During the fiscal year ended September 30, 2009, the balance of the debt was either repaid or converted into shares of common stock. The Company recorded a gain on derivative instruments of $656,243 during the six months ended March 31, 2009. For the three months ended March 31, 2009, the Company recorded a gain on derivative instruments of $264,554.

      During the six months ended March 31, 2009, principal payments of $365,000 were made in cash to the holders of the Series K Notes. In addition, 721,565 shares of common stock were issued in December 2008 for the principal payment due on January 4, and February 4, 2009 of $185,000. The Company also paid the interest expense through December 31, 2008 with 170,577 shares of common stock.

      During the six months ended March 31, 2010, the Company recorded a gain on remaining Series K warrants of $2,698,066. In addition, a gain of $428,769 on the exercise of 1,015,454 Series K warrants was recorded during the six months ended March 31, 2010.

      The following summary comprises the total of the fair value of the Series K convertible debt and related derivative instruments at March 31, 2010 and September 30, 2009:

                          CEL-SCI CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED MARCH 31, 2010 AND 2009


                                                  March 31,      September 30,
                                                    2010              2009
                                                    ----              ----

            Investor warrants                    $414,110         $1,734,472
            Fair value adjustment-investor
              warrants                            887,379          3,638,126
                                                ----------        ----------
            Total fair value                    $1,301,489        $5,372,598
                                                ==========        ==========

F.    FAIR VALUE MEASUREMENTS
      -----------------------

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

                          CEL-SCI CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED MARCH 31, 2010 AND 2009

      value measurement requires judgment and may affect the placement within the fair value hierarchy levels.

      The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at March 31, 2010:


                               Quoted Prices in      Significant
                             Active Markets for         Other           Significant
                             Identical Assets or      Observable        Unobservable
                            Liabilities (Level 1)   Inputs (Level 2)  Inputs (Level 3)     Total
                            ---------------------   ----------------  ----------------    -------

      Derivative instruments    $           -           $8,219,128       $        -      $8,219,128
                                ==============          ==========       ==========      ==========

      The fair values of the Company's derivative instruments disclosed above are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company's stock as well as U.S. Treasury Bill rates are observable in active markets.

G.    DERIVATIVE LIABILITIES
      ----------------------

      The Company has several groups of warrants that require classification in the balance sheet as derivative liabilities. These warrants have been discussed above. Below is a summary of the derivative liabilities at March 31, 2010 and September 30, 2009:

                                           March 31, 2010    September 30, 2009
                                           --------------    ------------------
      Series K warrants (Note E)             $ 1,301,489         $ 5,372,598
      2009 financings warrants (Note D)        4,972,249          29,741,372
      2008 warrants reclassified from equity
        to derivative liabilities on
        October 1, 2009 (Note D)               1,945,390                   -
                                               ---------          ----------
      Total derivative liabilities            $8,219,128         $35,113,970
                                              ==========         ===========

H.    SHORT-TERM LOANS
      ----------------

      The Company had a line of credit with its bank to borrow up to 100% of the ARPs (see Note C) at an interest rate of prime minus 1%. As of September 30, 2008, the Company had borrowed $200,000, which was repaid in November 2008. During the three months ended December 31, 2008, the Company had paid $813 in interest on the line of credit.

      Between December 2008 and June 2009, Maximilian de Clara, the Company's President and a director, loaned the Company $1,104,057. The loan from Mr. de Clara bears interest at 15% per year and was secured by a lien on substantially all of the Company's assets. The Company does not have the right to prepay the loan without Mr. de Clara's consent. The loan was initially payable at the end of March 2009, but was extended to the end of June 2009. At the time the loan was due, and in accordance with the loan

                          CEL-SCI CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED MARCH 31, 2010 AND 2009

      agreement, the Company issued Mr. de Clara warrants which entitle Mr. de Clara to purchase 1,648,244 shares of the Company's common stock at a price of $0.40 per share. The warrants are exercisable at any time prior to December 24, 2014. Pursuant to Codification section 470-50, the fair value of the warrants issuable under the first amendment was recorded as a discount on the note payable with a credit recorded to additional paid-in capital. The discount was amortized from April 30, 2009, through June 27, 2009. Although the loan was to be repaid from the proceeds of the Company's June 2009, the Company's Directors deemed it beneficial not to repay the loan and negotiated a second extension of the loan with Mr. de Clara on terms similar to the June 2009 financing. Pursuant to the terms of the second extension the note is now due on July 6, 2014, but, at Mr. de Clara's option, the loan can be converted into shares of the Company's common stock. The number of shares which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.40. As further consideration for the second extension, Mr. de Clara received warrants which allow Mr. de Clara to purchase 1,849,295 shares of the Company's common stock at a price of $0.50 per share at any time prior to January 6, 2015.

      In accordance with Codification 470-50, the second amendment to the loan was accounted for as an extinguishment of the first amendment debt. The extinguishment of the loan required that the new loan be recorded at fair value and a gain or loss must be recognized, including the warrants issued in connection with the second amendment. This resulted in a premium of $341,454, which was amortized over the period from July 6, 2009, the date of the second amendment, to October 1, 2009, the date at which the loan holder may demand payment of the loan. During the six months ended March 31, 2010, the Company amortized the remaining $3,282 in premium on the loan. As of March 31, 2010, the fair value and the face value of the loan was $1,104,057. As of September 30, 2009, the balance of the loan with unamortized premium was $1,107,339.

I.    OPERATIONS, FINANCING
      ---------------------

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

                          CEL-SCI CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED MARCH 31, 2010 AND 2009

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

J.    COMMITMENTS AND CONTINGENCIES
      -----------------------------

      Lease Agreement - In August 2007, the Company leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, was remodeled in accordance with the Company's specifications so that it can be used by the Company to manufacture Multikine for the Company's Phase III clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and requires annual base rent payments of $1,575,000 during the first year of the lease. The annual base rent escalates each year at 3%. The Company is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease required the Company to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 in years six through twenty of the lease, subject to the Company maintaining compliance with the lease covenants. On January 24, 2008, a second amendment to the lease for the manufacturing facility was signed. In accordance with the amendment, the Company was required to pay the following: 1) an additional $518,790 for movable equipment, which increased restricted cash, and 2) an additional $1,295,528 into the escrow account to cover additional costs, which increased deferred rent. These funds were transferred in early February 2008. In April 2008, an additional $288,474 was paid toward the completion of the manufacturing facility. The Company took possession of the manufacturing facility in October of 2008. An additional $505,225 was paid for the completion of the work on the manufacturing facility in October 2008. During the six months ended March 31, 2010, an additional $32,059 was paid for final completion costs.

      In December 2008, the Company was not in compliance with certain lease requirements (i.e., failure to pay an installment of Base Annual Rent). However, the landlord did not declare the Company formally in default under the terms of the lease and has renegotiated the lease. In January 2009, as part of an amended lease agreement on the manufacturing facility, the Company repriced the 3,000,000 warrants initially issued to the lessor in July 2007 at $1.25 per share with an expiration date of July 12, 2013. These warrants are now repriced at $0.75 per share and expire on January 26, 2014. The cost of this repricing and extension of the warrants was $70,515 In addition, 787,500 additional warrants were given to the lessor of the manufacturing facility on the same date. These warrants are exercisable at $0.75 per share and will expire on January 26, 2014. The cost of these warrants was $45,207. All back rent was paid to the landlord in early July 2009. During the three months ended June 30, 2009, the Company issued the landlord an additional 2,296,875 warrants in accordance with an amendment to the agreement. These warrants were valued at $251,172 using the Black Scholes method. The Company is in compliance with the lease and in February 2010, received a refund of the $1,575,000 deposited with the landlord in July 2008.

                          CEL-SCI CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED MARCH 31, 2010 AND 2009

      On January 28, 2009, the Company subleased a portion of the manufacturing facility. The sublease commenced on February 2, 2009 and expires on January 31, 2011. The Company currently receives $10,300 per month in rent for the subleased space.

      The Company began amortizing the deferred rent on the building on October 7, 2008, the day that the Company took possession of the building. The amortization of the deferred rent for the six months ended March 31, 2010 was $406,061 and for the six months ended March 31, 2009 was $445,054. The amortization on the deferred rent for the three months ended March 31, 2010 was $203,118 and for the three months ended March 31, 2009 was $222,527.

K.    EARNINGS PER SHARE
      ------------------

      The Company's diluted earnings per share (EPS) are as follows for March 31, 2010. The March 31, 2009 diluted earnings per share was the same as the basic earnings per share.


                                            Six Months Ended March 31, 2010
                                            -------------------------------
                                                       Weighted average
                                          Net Income         Shares        EPS
                                          ----------         ------        ---

      Basic Earnings per Share            $16,982,542     199,516,156    $ 0.09
      Note conversion                          82,804      2,760,142
      Warrants and options convertible
        into shares of common stock       (18,997,719)    51,317,118
                                          ------------    ----------
      Diluted EPS                         $(1,932,373)   253,593,416     $(0.01)
                                          ============   ===========     =======


                                           Three Months Ended March 31, 2010
                                           ---------------------------------
                                                       Weighted average
                                          Net Income         Shares        EPS
                                          ----------         ------        ---

      Basic Earnings per Share           $(2,176,975)     204,173,750    $(0.01)
      Note conversion                         41,402       2,760,142
      Warrants and options convertible
        into shares of common stock       (4,377,471)     51,317,118
                                         ------------     ----------

      Diluted EPS                        $(6,513,044)    258,251,010     $(0.03)
                                         ============    ===========     =======

                          CEL-SCI CORPORATION
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                SIX MONTHS ENDED MARCH 31, 2010 AND 2009

                                             Six Months Ended March 31, 2009
                                             -------------------------------
                                                       Weighted average
                                          Net Income         Shares        EPS
                                          ----------         ------        ---

      Basic Earnings per Share            $(4,290,793)    123,444,839    $(0.03)
      Warrants and options convertible
        into shares of common stock                 -               -
                                          ------------    -----------
      Diluted EPS                         $(4,290,793)    123,444,839    $(0.03)
                                          ============    ===========    =======

                                            Three Months Ended March 31, 2009
                                            ---------------------------------
                                                       Weighted average
                                          Net Income         Shares        EPS
                                          ----------         ------        ---

      Basic Earnings per Share            $(2,117,280)    124,701,667    $(0.02)
      Warrants and options convertible
        into shares of common stock                 -               -
                                          ------------    -----------
      Diluted EPS                         $(2,117,280)    124,701,667    $(0.02)
                                          ============    ===========    =======

L.    SUBSEQUENT EVENTS
      -----------------

      The Company has evaluated subsequent events through the date these financial statements were filed.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company has had only limited revenues from operations since its inception in March 1983. The Company has relied upon capital generated from the public and private offerings of its Common Stock and convertible notes. In addition, the Company has utilized short-term loans to meet its capital requirements. Capital raised by the Company has been expended primarily to acquire an exclusive worldwide license to use, and later purchase, certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system. Capital has also been used for patent applications, debt repayment, research and development, administrative costs, and the construction of the Company's laboratory facilities. The Company does not anticipate realizing significant revenues until it enters into licensing arrangements regarding its technology and know-how or until it receives regulatory approval to sell its product (which could take a number of years). As a result the Company has been dependent upon the proceeds from the sale of its securities to meet all of its liquidity and capital requirements and anticipates having to do so in the future.

The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts. The ability of the Company to complete the necessary clinical trials and obtain Federal Drug Administration (FDA) approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure. The Company believes that it has sufficient capital to support its operations for more than the next twelve months.

The Company has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine. The Company also raised significant capital through stock sales and the exercise of warrants and options during 2009. If needed, the Company can access a $5 million Equity Line of Credit (see Note D). Since the Company was able to raise substantial capital ing 2009, the Company is currently preparing the Phase III trial for Multikine. The net cost of the Phase IIIclinical trial is estimated to be $20 million.

During the six-month period ended March 31, 2010, the Company's cash increased by $444,254 compared to a decrease in cash of $57,092 during the six months ended March 31, 2009. For the six months ended March 31, 2010 and 2009, cash used in operating activities totaled $6,063,185 and $1,572,517, respectively. For the six months ended March 31, 2010 and 2009, cash provided by financing activities totaled $6,390,269 and $1,218,734, respectively. The repayment of the Series K convertible notes ($365,000), financing costs ($36,248) and the repayment of the short-term loan ($200,000) was used in financing activities during the six months ended March 31, 2009. In addition, Mr. de Clara provided short-term loans to the Company of $570,000. For the six months ended March 31, 2010, cash provided by financing was from the exercise of warrants and options ($6,390,269). Cash provided by investing activities was $117,170 and $296,691, respectively, for the six months ended March 31, 2010 and 2009. The use of cash in investing activities consisted of purchases of equipment and legal costs incurred in patent applications and, for the six months ended March 31, 2009, the sale of the final $200,000 in ARPs. The increase in deferred rent in the six months ended March 31, 2009 was for additional expenses related to the finishing of the manufacturing facility. The decrease in deferred rent in the six months ended March 31, 2010 was from the prior period adjustments recorded during the quarter.

In August 2007, the Company leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, was remodeled in accordance with the Company specifications so that it can be used by the Company to manufacture Multikine for the Company's Phase III clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and requires annual base rent payments of $1,575,000 during the first year of the lease. The annual base rent escalates each year at 3%. The Company is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease required the Company to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 in years six through twenty of the lease. In January 2008, the Company signed a second amendment to the lease. In accordance with the amended lease, on February 8, 2008, the Company paid an additional $1,295,528 toward the remodeling costs and a further $518,790 for lab equipment. In addition, in April 2008, an additional $288,474 was paid for the completion of the facility. The Company took possession of the manufacturing facility in October, 2008. The Company paid an additional $32,059 in expenses to complete the manufacturing facility during the six months ended March 31, 2010.

In December 2008, the Company was not in compliance with certain lease requirements (i.e., failure to pay an installment of Base Annual Rent). However, the landlord did not declare the Company formally in default under the terms of the lease and renegotiated the lease. In January 2009, as part of an amended lease agreement on the manufacturing facility, the Company repriced the 3,000,000 warrants issued to the landlord in July 2007 at $1.25 per share and which were to expire on July 12, 2013. These warrants are now repriced at $0.75 per share and expire on January 26, 2014. The cost of this repricing and extension of the warrants was $70,515. In addition, 787,500 additional warrants were given to the landlord on the same date. The warrants are exercisable at a price of $0.75 per share and will expire on January 26, 2014. The cost of these warrants was $45,207. During the three months ended June 30, 2009, the Company issued the landlord an additional 2,296,875 warrants in accordance with an amendment to the agreement. These warrants were valued at $251,172 using the Black Scholes method. The Company is currently in compliance with the lease and in February 2010 received a refund of the $1,575,000 deposited with the landlord in July 2008.

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

On January 28, 2009, the Company subleased a portion of the manufacturing facility. The sublease commenced on February 2, 2009 and expires on January 31, 2011. The Company currently receives $10,300 per month in rent for the subleased space.

Results of Operations and Financial Condition

During the six-month period ended March 31, 2010, research and development expenses increased by $3,487,508 compared to the six-month period ended March 31, 2009. This increase was due to continuing expenses relating to the preparation for the Phase III clinical trial. During the three month period ended March 31, 2010, research and development expenses increased by $2,093,134 compared to the three-month period ended March 31, 2009. The increase was due to continuing expenses relating to the preparation for the Phase III clinical trial.

During the six-month period ended March 31, 2010, general and administrative expenses increased by $1,175,374 compared to the six-month period ended March 31, 2009. During the three-month period ended March 31, 2010, general and administrative expenses increased by $872,359 compared to the three-month period ended March 31, 2009. This increase was caused by higher costs for employee options and a bonus given to the Company's Chief Executive Officer in the three-months ended March 31, 2010.

Interest income during the six months ended March 31, 2010 increased by $68,391 compared to the six-month period ended March 31, 2009. Interest income during the three months ended March 31, 2010 increased by $29,409 compared to the three-month period ended March 31, 2009. The increase was due to the increase in the funds available for investment.

The gain on derivative instruments of $27,859,939 for the six months ended March 31, 2010 was the result of the change in fair value of the Series A through E Warrants and Series K Warrants during the period. The gain on derivative instruments of $4,519,672 for the three months ended March 31, 2010, was the result of the change in fair value of the Series A through E Warrants and Series K Warrants during the period. These gains were caused by fluctuations in the share price of the Company's common stock.

The interest expense of $79,522 for the six months ended March 31, 2010 was interest expense on the loan from the Company's president of $82,804, offset by the amortization of the remaining premium on the loan of ($3,282). The interest expense of $41,402 for the three months ended March 31, 2010 was interest expense on the loan from the Company's president. The interest expense of $169,493 for the six months ended March 31, 2009 was composed of four elements:
1) amortization of the Series K discount ($80,551), 2) interest paid and accrued on the Series K debt ($74,650), 3) margin interest ($813), and 4) interest on the short term loan ($13,479). The interest expense of $84,877 for the three months ended March 31, 2009 was composed of three elements: 1) amortization of the Series K discount ($36,902), 2) interest paid and accrued on the Series K debt ($34,496), and 3) interest on the short term loan ($13,479).

Research and Development Expenses

During the six and three-month periods ended March 31, 2010 and 2009, the Company's research and development efforts involved Multikine and L.E.A.P.S.(TM). The table below shows the research and development expenses associated with each project during the six and three-month periods.

                   Six Months Ended March 31,      Three Months Ended March 31,
                   --------------------------      ----------------------------
                     2010            2009            2010              2009
                     ----            ----            ----              ----

   MULTIKINE      $5,389,010     $2,603,468      $3,092,676       $1,192,715

   L.E.A.P.S         757,014         55,048         248,221           55,048
                  ----------     -----------    -----------       ----------

   TOTAL          $6,146,024     $2,658,516      $3,340,897       $1,247,763
                  ==========     ==========     ===========       ==========

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

As of March 31, 2010, the Company was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. The Company does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology.

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

Critical Accounting Estimates and Policies

Management's discussion and analysis of the Company's financial condition and results of operations is based on its unaudited condensed consolidated financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. The Company believes some of the more critical estimates and policies that affect its financial condition and results of operations are in the areas of operating leases and stock-based compensation. For more information regarding the Company's critical accounting estimates and policies, see Part II, Item 7, MD&A "Critical Accounting Estimates and Policies" of the Company's 2009 10-K report. The application of these critical accounting policies and estimates have been discussed with the Audit Committee of the Company's Board of Directors.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has a loan from the president that bears interest at 15%. The Company does not believe that it has any significant exposures to market risk.

Item 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company's management, including the Company's Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2010. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

The Company's management, with the participation of the Chief Executive and Chief Financial Officer, has evaluated whether any change in the Company's internal control over financial reporting occurred during the first six months of fiscal year 2010. There was no change in the Company's internal control over financial reporting during the six months ended March 31, 2010.

                                     PART II


Item 1.  Legal Proceedings

      See Item 3 of the Company's report on Form 10-K for the year ended September 30, 2009.

Item 2.  Recent Sales of Unregistered Securities and Use of Proceeds.

      During the three months ended March 31, 2010 the Company issued 266,566 shares of its common stock to a law firm in consideration for services relating to the Company's filings with the FDA.

            The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of the securities referenced above. The person which acquired these securities was a sophisticated investor and had full information regarding the Company available. There was no general solicitation in connection with the issuance of these securities. The person that acquired these securities acquired them for its own account. The certificate representing the securities bears a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration.

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


                                          CEL-SCI CORPORATION


Date: May 17, 2010                        /s/ Geert Kersten
                                          ------------------------------------
                                          Geert Kersten, Principal Executive
                                          Officer*




* Also signing in the capacity of the Principal Accounting and Financial
Officer.