Form 10-Q
period 2010-06-30
CEL SCI CORP
filed 2010-08-16
CIK 725363

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010
                                      OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
      THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

                         Commission File Number 0-11503

                               CEL-SCI CORPORATION
                            ------------------------

        Colorado                                     84-0916344
---------------------------                    ---------------------
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

Large accelerated filer [  ]                     Accelerated filer [  ]

Non-accelerated filer [  ]                       Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

            Yes _________                       No  X

      Class of Stock           No. Shares Outstanding              Date

         Common                    204,728,670                August 6, 2010

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

Item 1.                                                                 Page
                                                                        ----

Condensed Consolidated Balance Sheet (unaudited)                         3
Condensed Consolidated Statements of Operations (unaudited)            4-5
Condensed Consolidated Statements of Cash Flow (unaudited)               6
Notes to Condensed Consolidated Financial Statements (unaudited)      8-22

Item 2.
      Management's Discussion and Analysis of Financial Condition        23
        and Results of Operations

Item 3.
      Quantitative and Qualitative Disclosures about Market Risks        26

Item 4.
      Controls and Procedures                                            26

PART II

Item 1.
      Legal Proceedings                                                  27

Item 4.
      Submission of Matters to a Vote of Security Holders                27

Item 6.
      Exhibits                                                           28

 Signatures                                                              29

                               CEL-SCI CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (unaudited)
 ASSETS                                           June 30,        September 30,
                                                    2010               2009
                                                 ----------       ------------
 CURRENT ASSETS

   Cash and cash equivalents                   $  30,475,636     $  33,567,516
   Prepaid expenses                                  188,746            39,972
   Inventory used for R&D and manufacturing        1,751,987           399,474
   Deferred rent - current portion                   761,786           419,354
   Deposits                                           10,132         1,585,064
                                               -------------     --------------
         Total current assets                     33,188,287        36,011,380

 RESEARCH AND OFFICE EQUIPMENT AND
   LEASEHOLD IMPROVEMENTS--
   Less accumulated depreciation of
     $2,526,572 and $2,259,237                     1,296,668         1,200,611

 PATENT COSTS- less accumulated
   amortization of  $1,190,299 and $1,132,612        374,089           423,104

 RESTRICTED CASH                                      21,337            68,552
 DEFERRED RENT                                     7,227,243         8,323,951
                                               -------------     --------------
                            TOTAL ASSETS       $  42,107,624     $  46,027,598
                                               =============     ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES

   Accounts payable                            $     758,614     $     793,148
   Accrued expenses                                  213,901            98,665
   Due to employees                                   24,507            49,527
   Deposits held                                      10,000            10,000
   Deferred revenue                                  125,000                 -
   Related party loan                              1,104,057         1,107,339
                                               -------------     --------------
        Total current liabilities                  2,236,079         2,058,679


   Derivative instruments                          5,175,372        35,113,970
   Deferred rent                                      14,366            14,305
                                               -------------     --------------
        Total liabilities                          7,425,817        37,186,954

  COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
  Preferred stock, $.01 par value;
    authorized, 200,000 shares;no
    shares issued and outstanding                       -                 -
  Common stock, $.01 par value;
    authorized, 450,000,000 shares;
    issued and outstanding, 204,728,670 and
    191,972,021 shares at June 30, 2010
    and September 30, 2009, respectively           2,047,287         1,919,720
   Additional paid-in capital                    187,104,043       173,017,978
   Accumulated deficit                          (154,469,523)     (166,097,054)
                                               -------------     --------------
          Total stockholders' equity             34,681,807         8,840,644
                                               -------------     --------------
 TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $   42,107,624    $   46,027,598
                                              ==============    ==============

            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                                    For the Nine Months Ended
                                                             June 30,
                                                     2010               2009
                                                 ----------          ---------
 REVENUE:

   Rent income                                    $  91,500          $  49,643
   Other income                                           -                450
                                                -----------       ------------

                   Total revenue                     91,500             50,093
 EXPENSES:
   Research and development, excluding
       depreciation of $316,575 and
       $266,739 included below                    7,733,544          3,832,582
   Depreciation and amortization                    377,458            331,656
   General and administrative                     4,947,764          4,015,921
                                                -----------       ------------

                     Total expenses              13,058,766          8,180,159
                                                -----------       ------------


 LOSS FROM OPERATIONS                           (12,967,266)        (8,130,066)

 GAIN (LOSS) ON DERIVATIVE INSTRUMENTS           30,614,451         (1,993,250)

 INTEREST INCOME                                    287,613            208,113

 INTEREST EXPENSE                                  (120,924)          (614,654)
                                                 ----------       ------------

 NET INCOME (LOSS) BEFORE INCOME TA              17,813,874        (10,529,857)

 INCOME TAX PROVISION                                     -                  -
                                                 ----------       ------------

 NET INCOME (LOSS)                               17,813,874        (10,529,857)
 DIVIDENDS                                                -           (466,667)
 MODIFICATION OF SERIES M WARRANTS               (1,432,456)                 -
                                                 ----------       ------------

 NET INCOME (LOSS) AVAILABLE TO COMMON
    SHAREHOLDERS                               $ 16,381,418       $(10,996,524)
                                               ============       ============

 NET INCOME (LOSS) PER COMMON SHARE-BASIC      $       0.08       $      (0.09)
                                               ============       ============

 NET LOSS PER COMMON SHARE-DILUTED             $      (0.02)      $      (0.09)
                                               ============       ============

 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING-BASIC                     201,208,121        125,655,445
                                               ============       ============
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING-DILUTED                   228,443,595        125,655,445
                                               ============       ============


            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)
                                                      For the Three Months
                                                         Ended June 30,
                                                       2010             2009
                                                   ---------        ---------
 REVENUE:
   Rent income                                      $ 30,900         $ 30,000
   Other income                                            -              450
                                                   ---------        ---------
                          Total revenue               30,900           30,450
 EXPENSES:
   Research and development, excluding
       depreciation of $113,146 and
       $101,108 included below                     1,587,520        1,174,066
   Depreciation and amortization                     134,574          123,114
   General and administrative                      1,702,865        1,946,396
                                                   ---------        ---------
                          Total expenses           3,424,959        3,243,576
                                                   ---------        ---------


  LOSS FROM OPERATIONS                            (3,394,059)      (3,213,126)
 GAIN (LOSS) ON DERIVATIVE INSTRUMENTS             2,754,512       (2,649,493)
 INTEREST INCOME                                      79,825           68,716
 INTEREST EXPENSE                                    (41,402)        (445,161)
                                                   ---------        ---------

 NET LOSS BEFORE INCOME TAXES                       (601,124)      (6,239,064)
 INCOME TAX PROVISION                                      -                -
                                                   ---------        ---------
  NET LOSS                                          (601,124)      (6,239,064)
  DIVIDENDS                                                -         (466,667)
                                                    ---------       ---------

 NET LOSS AVAILABLE TO COMMON SHAREHOLDERS          $(601,124)    $(6,705,731)
                                                    =========     ===========
 NET LOSS PER COMMON SHARE-BASIC                    $   (0.00)    $     (0.05)
                                                    =========     ===========
 NET LOSS PER COMMON SHARE-DILUTED                  $   (0.01)    $     (0.05)
                                                    =========     ===========
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING-BASIC                       204,592,051     130,076,656
                                                  ===========     ===========
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING-DILUTED                     231,827,525     130,076,656
                                                  ===========     ===========


            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                                                            Nine Months
                                                          Ended June 30,
                                                        2010             2009
                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                  $ 17,813,874   $ (10,529,857)
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
  Depreciation and amortization                         377,458         331,656
  Issuance of common stock, warrants and stock
    options for services                              1,159,450       1,718,450
  Common stock contributed to 401(k) plan                83,023          19,972
  Extension of employee options                         212,444               -
  Employee option cost                                  939,350       1,403,155
  (Gain) loss on derivative instruments             (30,614,451)      1,993,250
  Amortization of discount on convertible debt                -         111,990
  Amortization of loan premium                           (3,282)              -
  Decrease (increase) in deferred rent asset            754,276         (42,316)
  Loss on abandonment of patents                          5,381         138,526
  Loss on retirement of equipment                         2,081               -
 (Increase) decrease in prepaid expenses               (148,774)         26,214
 (Increase) in inventory for R&D and manufacturing   (1,352,513)         (7,214)
  Decrease in deposits                                1,574,932          14,828
  Increase in deposits held                                   -          10,000
 (Decrease) increase  in accounts payable               (83,191)      1,091,454
  Increase in accrued expenses                          115,236         576,733
 (Decrease) increase in amount due to employees         (25,020)         67,298
  Increase in deferred revenue                          125,000               -
  Increase in accrued interest on convertible debt            -          23,730
  Increase in deferred rent liability                        61           7,668
                                                    -----------     -----------
NET CASH USED IN OPERATING ACTIVITIES                (9,064,665)     (3,044,463)
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease in restricted cash                            47,215         918,816
  Sale of investments available-for-sale securities           -         200,000
  Purchase of equipment                                (368,281)       (173,828)
  Patent costs                                          (15,023)        (26,264)
                                                    -----------     -----------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES    (336,089)        918,724
                                                    -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options and
      warrants and sale of stock                      6,308,874       5,845,241
  Licensing proceeds (Note D)                                 -       1,249,981
  Repayment of convertible notes                              -        (630,000)
  Proceeds from short term loan-related party                 -       1,060,000
  Repayment of short term loan                                -        (200,000)
  Financing costs                                             -        (339,330)
                                                    -----------     -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES             6,308,874       6,985,892
                                                    -----------     -----------

NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                          (3,091,880)      4,860,153

CASH AND CASH EQUIVALENTS:
  Beginning of period                                33,567,516         711,258
                                                    -----------     -----------
  End of period                                     $30,475,636     $ 5,571,411
                                                    ===========     ===========

                                                                     (continued)

                               CEL-SCI CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (unaudited)
                                   (continued)
                                                         Nine Months
                                                         Ended June 30,
SUPPLEMENTAL INFORMATION ON NONCASH TRANSACTIONS:      2010             2009
                                                   -----------      -----------
Patent costs included in accounts payable:

Increase in accounts payable                       $         -      $    (4,050)
Increase in patent costs                                     -            4,050
                                                   -----------      -----------
                                                   $         -      $         -
                                                   ===========      ===========
Equipment costs included in accounts payable:

Increase in accounts payable                       $   (48,657)     $    (8,090)
Increase in research and office equipment               48,657            8,909
                                                   -----------      -----------
                                                   $         -      $         -
                                                   ===========      ===========
Modification of Series M warrants:

Increase in additional paid-in capital             $(1,432,456)     $         -
Decrease in additional paid capital                  1,432,456                -
                                                   -----------      -----------
                                                   $         -      $         -
                                                   ===========      ===========
Cost of investor shares issued and warrant extension:

Increase in accumulated deficit                    $         -      $   466,667
Increase in additional paid-in capital                       -         (466,667)
                                                   -----------      -----------
                                                   $         -      $         -
                                                   ===========      ===========
Payment of convertible debt principal with common stock:

Decrease in convertible debt                       $         -      $   190,000
Increase in common stock                                     -           (7,216)
Increase in additional paid-in capital                       -         (182,784)
                                                   -----------      -----------
                                                   $         -      $         -
                                                   ===========      ===========
Conversion of interest on convertible debt into common stock:

Decrease in accrued interest on convertible debt   $         -      $    40,153
Increase in common stock                                     -           (1,705)
Increase in additional paid-in capital                       -          (38,448)
                                                   -----------      -----------
                                                   $         -      $         -
                                                   ===========      ===========
Warrants issued for deferred rent:

Increase in deferred rent                          $         -      $   366,894
Increase in additional paid-in capital                       -         (366,894)
                                                   -----------      -----------
                                                   $         -      $         -
                                                   ===========      ===========
Issuance of warrants with licensing agreement:

Increase in additional paid-in capital             $         -      $(1,015,771)
Decrease in additional paid-in capital                       -        1,015,771
                                                   -----------      -----------
                                                   $         -      $         -
                                                   ===========      ===========
Exercise of derivative liability warrants:

Decrease in derivative liabilities                 $ 5,510,490      $         -
Increase in additional paid-in capital              (5,510,490)               -
                                                   -----------      -----------
                                                   $         -      $         -
                                                   ===========      ===========
Conversion of warrants from additional paid in capital to derivative liabilities:

Increase in derivative liabilities                 $(6,186,343)    $          -
Increase in accumulated deficit                      6,186,343                -
                                                   -----------      -----------
                                                   $         -      $         -
                                                   ===========      ===========
Issuance of warrants in connection with financing:

Increase in additional paid-in capital             $         -      $(2,731,471)
Decrease in additional paid-in capital                       -        2,731,471
                                                   -----------      -----------
                                                   $         -                -
                                                   ===========      ===========
NOTE:
Cash expenditures for interest expense             $   124,206      $    85,406

            See notes to condensed consolidated financial statements.

                                    CEL-SCI CORPORATION
                    NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS NINE MONTHS ENDED JUNE 30, 2010 AND 2009


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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of June 30, 2010 and the results of operations for the nine and three-month periods then ended. The condensed consolidated balance sheet as of September 30, 2009 is derived from the September 30, 2009 audited consolidated financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the nine and three-month periods ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the entire year.

      Certain items in the consolidated financial statements have been reclassified to conform to the current presentation.

      Significant accounting policies are as follows:

      Research and Office Equipment and Leasehold Improvements - Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Repairs and maintenance which do not extend the life of the asset are expensed when incurred. Depreciation and amortization expense for the nine-month periods ended June 30, 2010 and 2009 was $318,800 and $267,327, respectively.
      Depreciation and amortization expense for the three-month periods ended June 30, 2010 and 2009 was $114,894 and $101,329, respectively. During the nine and three months ended June 30, 2010 and 2009, equipment with a net book value of $2,081 and $-0- was retired.

      Patents - Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years). In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the nine-month periods ended June 30, 2010 and 2009, the Company recorded patent impairment charges of $5,381 and $138,526, respectively. During the three-month periods ended June 30, 2010 and 2009, the Company recorded patent impairment charges of $-0- and $121,567, respectively. For the nine-month periods ended June 30, 2010 and 2009, amortization of patent costs totaled $58,658 and $64,329, respectively. For the three-month periods ended June 30, 2010 and 2009, amortization of patent costs totaled $19,680 and $21,785, respectively. The Company estimates that amortization expense will be $78,000 for each of the next five years, totaling $390,000.

      Research and Development Costs - Research and development expenditures are expensed as incurred. Total research and development costs, excluding depreciation, were $7,733,544 and $3,832,582, respectively, for the nine months ended June 30, 2010 and 2009. Total research and development costs, excluding depreciation, were $1,587,520 and $1,174,066, respectively, for the three months ended June 30, 2010 and 2009.

      Income Taxes - The Company has net operating loss carryforwards of approximately $107 million. The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.

      Derivative Instruments - The Company has entered into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company has also issued warrants to various parties in connection with work performed by these parties. The Company accounts for these arrangements in accordance with Codification 815-10-50, "Accounting for Derivative Instruments and Hedging Activities". The Company also accounts for warrants in accordance with Codification 815-40-15, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock". In accordance with accounting principles generally accepted in the United States ("GAAP"), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument. The derivative liabilities are remeasured at fair value at the end of each interim period as long as they are outstanding.

      Deferred rent (asset) - The deferred rent is discussed at Note J. Long-term interest receivable on the deposit on the manufacturing facility has been combined with the deferred rent (asset) for both periods for comparability.

      Stock-Based Compensation - The Company follows Codification 718-10-30-3, "Share-Based Payment". This Codification applies to all transactions involving issuance of equity by a company in exchange for goods and services, including to employees. Compensation expense has been recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005 as well as for the portion of awards previously granted that vested during the period ended June 30, 2010. For the nine months ended June 30, 2010 and 2009, the Company recorded $939,350 and $1,403,155, respectively, in general and administrative expense for the cost of employee options. For the three months ended June 30, 2010 and 2009, the Company recorded $321,268 and $1,114,434, respectively, in general and administrative expense for the cost of employee options. The Company's options vest over a three-year period from the date of grant. After one year, the stock is one-third vested, with an additional one-third vesting after two years and the final one-third vesting at the end of the three-year period. There were 400,000 and 4,763,389 options granted to employees during the nine-month periods ended June 30, 2010 and 2009, respectively. There were 6,000 and 4,763,389 options granted to employees during the three-month periods ended June 30, 2010 and 2009, respectively. Options are granted with an exercise price equal to the closing price of the Company's stock on the day before the grant. The Company determines the fair value of the employee compensation using the Black Scholes method of valuation.

      On January 13, 2010, the Company extended 518,832 employee options at a cost of $212,444, representing the difference between the fair value of the options before the extension and the fair value after the extension. The Company determined the fair value of the fully vested employee option extension using the Black Scholes method of valuation.

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

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                    NINE MONTHS ENDED JUNE 30, 2010 AND 2009

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

      During the nine months ended June 30, 2010, 71,333 options were exercised from the Incentive Stock Option Plan. During the three months ended June 30, 2010, no options were exercised from the Incentive Stock Option Plans. The total intrinsic value of options exercised during the nine months ended June 30, 2010 was $22,933. The total intrinsic value of options exercised during the three months ended June 30, 2010 was $0. There were no options exercised during the nine or three months ended June 30, 2009.

      During the nine months ended June 30, 2010, 100,000 Incentive stock options were granted. During the three months ended June 30, 2010, no Incentive stock options were granted.

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

      Non-Qualified Stock Option Plans. The Non-Qualified Stock Option Plans authorize the issuance of shares of the Company's common stock to persons that exercise options granted pursuant to the Plans. The Company's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with a capital-raising transaction or promoting the Company's stock. The option exercise price is determined by the Company's Board of Directors.

      During the nine months ended June 30, 2010, 18,625 options were exercised from the Non-Qualified Plans. During the three months ended June 30, 2010, no options were exercised from the Non-Qualified Plans. The total intrinsic value of options exercised during the nine months ended June 30, 2010 was $10,066. The total intrinsic value of options exercised during the three months ended June 30, 2010 was $0. There were no options exercised during the nine or three months ended June 30, 2009.

      During the nine months ended June 30, 2010, 300,000 Non-Qualified stock options were granted. During the three months ended June 30, 2010, 6,000 Non-Qualified stock options were granted.

      Options to non-employees are accounted for in accordance with Codification 505-50-05-5, "Equity Based Payments to Non-Employees". Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model. The Black-Scholes model requires management to make assumptions regarding the fair value of the options at the date of grant and the expected life of the options. There were no options granted to non-employees during the nine months ended June 30, 2010. There were 370,758 shares of common stock issued to consultants during the nine months ended June 30, 2010 at a cost for the nine months of $409,562. For the three months ended June 30, 2010, no shares were issued to non-employees. Additionally, a portion of the cost of common stock issued in previous quarters was expensed. The cost for the previously issued shares for the nine months ended June 30, 2010 was $349,074 and for the three months ended June 30, 2010 the cost for previously issued shares was $57,900. There were 450,000 options granted to non-employees during the nine months ended June 30, 2009 at a cost of $366,894. There were 2,581,488 shares of common stock issued to consultants during the nine months ended June 30, 2009 at a cost for the nine months ended June 30, 2009 of $462,234. In addition, a portion of the cost of common stock issued in previous quarters was expensed. This cost for the nine months ended June 30, 2009 was $391,000 and $97,601 for the three months ended June 30, 2009.

B. NEW ACCOUNTING PRONOUNCEMENTS

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

      In January 2010, the FASB amended Codification 820-10, "Improving Disclosures about Fair Value Measurement", effective for interim periods beginning after December 15, 2009. This amendment changes disclosures required for interim and annual periods with respect to fair value measurements. The Company has adopted the change in the disclosure requirements and the effect was immaterial.

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

      During the nine months ended June 30, 2009, 2,568,816 shares of common stock were issued in payment of invoices totaling $868,846. Common stock was also issued to pay interest and principal on the Series K convertible debt. (See Note E) In addition, the balance of the shares issued to the President of the Company in September 2008 were expensed at a cost of $200,000. An additional 1,030,928 shares were issued to the President of the Company in March 2009. A portion of the cost of $200,000 was expensed during the nine months ended June 30, 2009, totaling $125,555. In addition, 12,672 shares were issued to an employee for expenses. The shares were expensed at a cost of $3,168 during the quarter ended June 30, 2009.

      On December 30, 2008, the Company entered into an Equity Line of Credit agreement as a source of funding for the Company. For a two-year period, the agreement allows the Company, at its discretion, to sell up to $5 million of the Company's common stock at the volume weighted average price of the day minus 9%. The Company may request a drawdown once every ten trading days, although the Company is under no obligation to request any drawdowns under the equity line of credit. The equity line of credit expires on January 6, 2011. There were no drawdowns during the nine and three months ended June 30, 2010 or 2009.

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

      During the nine months ended June 30, 2010, there were 12,249,441 warrants and options exercised for 12,249,441 shares of common stock at prices ranging from $0.22 to $1.05. The Company received a total of $6,308,874 from the exercise of warrants and options during the nine months ended June 30, 2010. During the three months ended June 30, 2010, there were 319,767 warrants and options exercised for 319,767 shares of common stock at $0.40.

      Included in the warrants and options exercised during the nine months ended June 30, 2010 were 1,335,221 Series K warrants (See Note E), on which the Company recognized a gain on conversion of $280,223 and 8,813,088 Series A warrants, on which the Company recognized a total gain of $8,433,451. These amounts include adjustments to correct errors made in prior periods totaling $209,302 relating to the mark to market adjustment for the exercise of the Series K warrants. Management believes the impact of these adjustments to be immaterial to the current and prior periods. Both the Series K warrants and the Series A warrants were accounted for as derivative liabilities. Series A warrants were issued in connection with the June 2009 financing. When the warrants were exercised, the value of these warrants was converted from derivative liabilities to equity. Series K warrants transferred to equity totaled $1,233,518 and Series A warrants transferred to equity totaled $4,276,972. The remaining Series A through E warrants were valued at $3,074,913 at June 30, 2010, which resulted in a gain of $13,956,036 for the nine months ended June 30, 2010 and $1,897,335 for the three months ended June 30, 2010. See Note G for details of the balances of derivative instruments at June 30, 2010 and September 30, 2009.

      On March 12, 2010, the Company temporarily reduced the exercise price of the Series M warrants, originally issued on April 18, 2007. The exercise price was reduced from $2.00 to $0.75. At any time prior to June 16, 2010 investors could have exercised the Series M warrants at a price of $0.75 per share. For every two Series M warrants exercised prior to June 16, 2010 the investor would have received one Series F warrant. Each Series F warrant would have allowed the holder to purchase one share of the Company's common stock at a price of $2.50 per share at any time on or before June 15, 2014. After June 15, 2010 the exercise price of the Series M warrants reverted back to $2.00 per share. Any person exercising a Series M warrant after June 15, 2010 would not receive any Series F warrants. The Series M warrants expire on April 17, 2012. An analysis of the modification to the warrants determined that the modification increased the value of the warrants by $1,432,456. There were no exercises of the Series M warrants at the reduced price and the exercise price of the Series M warrants reverted back to $2.00 on June 16, 2010.

      On October 1, 2009, the Company reviewed all outstanding warrants in accordance with the requirements of Codification 815-40, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock". This topic provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. Two warrant agreements provide for adjustments to the purchase price for certain dilutive events, which includes an adjustment to the warrant exercise price in the event that the Company makes certain equity offerings in the future at a price lower than the exercise price of the warrants. Under the provisions of Codification 815-40, the warrants are not considered indexed to the Company's stock because future equity offerings or sales of the Company's stock are not an input to the fair value of a "fixed-for-fixed" option on equity shares, and equity classification is therefore precluded. Accordingly, effective October 1, 2009, 3,890,782 warrants issued in August 2008 were determined to be subject to the requirements of this topic and were valued using the Black-Scholes formula as of October 1, 2009 at $6,186,343. Effective October 1, 2009, the warrants are recognized as a liability in the Company's condensed consolidated balance sheet at fair value with a corresponding adjustment to accumulated deficit and will be marked-to-market each reporting period. The warrants were revalued on June 30, 2010 at $1,361,774, which resulted in a gain on derivatives and a reduction in derivative liabilities of $4,824,569 for the nine months ended June 30, 2010 and $583,617 for the three months ended June 30, 2010 due to the decline in the Company's stock price since October 1, 2009. The assumptions used in the fair value calculation for the warrants as of October 1, 2009 and June 30, 2010 are as follows:

                                           October 1, 2009     June 30, 2009
                                           ---------------     -------------
      Expected stock price volatility          95%                95%
      Risk-free interest rate                  2.151%             1.449%
      Expected life of warrant                 4.88 years         4.14 years

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

      The Company accounted for the Series K Warrants as derivative liabilities in accordance with Codification 815-10. A debt discount of $1,734,472 was amortized to interest expense using the effective interest method over the expected term of the Series K Notes. During the nine-month periods ended June 30, 2010 and 2009, the Company recorded interest expense of $-0- and $111,990, respectively, in amortization of the debt discount. During the fiscal year ended September 30, 2009, the balance of the debt was either repaid or converted into shares of common stock. The Company recorded a loss on derivative instruments of $1,892,084 during the nine months ended June 30, 2009. For the three months ended June 30, 2009, the Company recorded a loss on derivative instruments of $2,548,327.

      During the nine months ended June 30, 2009, principal payments of $630,000 were made in cash to the holders of the Series K Notes. In addition, 721,565 shares of common stock were issued in December 2008 for the principal payment due on January 4, and February 4, 2009 of $190,000. The Company also paid the interest expense through December 31, 2008 with 170,577 shares of common stock.

      During the nine months ended June 30, 2010, the Company recorded a gain on remaining Series K warrants of $3,120,172. The following summary comprises the total of the fair value of the Series K convertible debt and related derivative instruments at June 30, 2010 and September 30, 2009:

                                             June 30, 2010   September 30, 2009
                                             -------------   ------------------

            Investor warrants                 $1,734,472          $1,734,472
            Fair value adjustment-
               investor warrants                (995,786)          3,638,126
                                              ----------          ----------
            Total fair value                  $  738,686          $5,372,598
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

      The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at June 30, 2010 and the consolidated balance sheet at September 30, 2009:

                                                  June 30, 2010
                          ------------------------------------------------------------------
                          Quoted Prices in      Significant
                          Active Markets for       Other            Significant
                         Identical Assets or     Observable         Unobservable
                        Liabilities (Level 1)  Inputs (Level 2)    Inputs (Level 3)       Total
                       ---------------------   ----------------    ---------------        -----

Derivative instruments   $         -             $5,175,372          $        -         $5,175,372
                         ===========             ==========          ==========         ==========

                                                  September 30, 2009
                          ------------------------------------------------------------------
                          Quoted Prices in      Significant
                          Active Markets for       Other            Significant
                         Identical Assets or     Observable         Unobservable
                        Liabilities (Level 1)  Inputs (Level 2)    Inputs (Level 3)       Total
                       ---------------------   ----------------    ---------------        -----

Derivative instruments      $        -           $35,113,970         $        -         $35,113,970
                            ==========           ===========         ==========         ===========

      The fair values of the Company's derivative instruments disclosed above are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company's stock as well as U.S. Treasury Bill rates are observable in active markets.

G. DERIVATIVE LIABILITIES

      The Company has several groups of warrants that require classification in the balance sheet as derivative liabilities. These warrants have been discussed above. Below is a summary of the derivative liabilities at June 30, 2010 and September 30, 2009:

                                             June 30, 2010    September 30, 2009
                                             -------------    ------------------

      Series K warrants (Note E)              $    738,686       $  5,372,598
      2009 financings warrants (Note D)          3,074,912         29,741,372
      2008 warrants reclassified from equity
        to derivative liabilities on
        October 1, 2009 (Note D)                 1,361,774                  -
                                               -----------       ------------
       Total derivative liabilities           $  5,175,372       $ 35,113,970
                                              ============       ============

H.    SHORT-TERM LOANS

      The Company had a line of credit with its bank to borrow up to 100% of the ARPs (see Note C) at an interest rate of prime minus 1%. As of September 30, 2008, the Company had borrowed $200,000, which was repaid in November 2008. During the three months ended December 31, 2008, the Company had paid $813 in interest on the line of credit.

      Between December 2008 and June 2009, Maximilian de Clara, the Company's President and a director, loaned the Company $1,104,057. The loan from Mr. de Clara bears interest at 15% per year and was secured by a lien on substantially all of the Company's assets. The Company does not have the right to prepay the loan without Mr. de Clara's consent. The loan was initially payable at the end of March 2009, but was extended to the end of June 2009. At the time the loan was due, and in accordance with the loan agreement, the Company issued Mr. de Clara warrants which entitle Mr. de Clara to purchase 1,648,244 shares of the Company's common stock at a price of $0.40 per share. The warrants are exercisable at any time prior to December 24, 2014. Pursuant to Codification section 470-50, the fair value of the warrants issuable under the first amendment was recorded as a discount on the note payable with a credit recorded to additional paid-in capital. The discount was amortized from April 30, 2009 through June 27, 2009. Although the loan was to be repaid from the proceeds of the Company's June 2009 financing, the Company's Directors deemed it beneficial not to repay the loan and negotiated a second extension of the loan with Mr. de Clara on terms similar to the June 2009 financing. Pursuant to the terms of the second extension, the note is now due on July 6, 2014 but, at Mr. de Clara's option, the loan can be converted into shares of the Company's common stock. The number of shares which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.40. As further consideration for the second extension, Mr. de Clara received warrants which allow Mr. de Clara to purchase 1,849,295 shares of the Company's common stock at a price of $0.50 per share at any time prior to January 6, 2015.

      In accordance with Codification 470-50, the second amendment to the loan was accounted for as an extinguishment of the first amendment debt. The extinguishment of the loan required that the new loan be recorded at fair value and a gain or loss must be recognized, including the warrants issued in connection with the second amendment. This resulted in a premium of $341,454, which was amortized over the period from July 6, 2009, the date of the second amendment, to October 1, 2009, the date at which the loan holder may demand payment of the loan. During the nine months ended June 30, 2010, the Company amortized the remaining $3,282 in premium on the loan. As of June 30, 2010, the fair value and the face value of the loan was $1,104,057. As of September 30, 2009, the balance of the loan with unamortized premium was $1,107,339.

I.    OPERATIONS, FINANCING

      The Company has incurred significant costs since its inception in connection with the acquisition of certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities and clinical trials. The Company has funded such costs with proceeds realized from the public and private sale of its common and preferred stock, as well as loans from affiliates. The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts. To date, the Company has not generated any revenue from product sales. The ability of the Company to complete the necessary clinical trials and obtain Federal Drug Administration (FDA) approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure. The Company believes that it has sufficient funds to support its operations for more than the next twelve months.

      The Company has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine. Since the Company was able to raise substantial capital during 2009, the Company is currently preparing the Phase III trial for Multikine. The net cost to the Company of the clinical trial is estimated to be $25 million.

J.    COMMITMENTS AND CONTINGENCIES

      In August 2007, the Company leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, was remodeled in accordance with the Company's specifications so that it can be used by the Company to manufacture Multikine for the Company's Phase III clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and requires annual base rent payments of $1,575,000 during the first year of the lease. The annual base rent escalates each year at 3%. The Company is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease required the Company to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 in years six through twenty of the lease, subject to the Company maintaining compliance with the lease covenants. On January 24, 2008, a second amendment to the lease for the manufacturing facility was signed. In accordance with the amendment, the Company was required to pay the following: 1) an additional $518,790 for movable equipment, which increased restricted cash, and 2) an additional $1,295,528 into an escrow account to cover additional costs, which increased deferred rent. These funds were transferred in early February 2008. In April 2008, an additional $288,474 was paid toward the completion of the manufacturing facility. The Company took possession of the manufacturing facility in October of 2008. An additional $505,225 was paid for the completion of the work on the manufacturing facility in October 2008. During the nine months ended June 30, 2010, an additional $32,059 was paid for final completion costs.

      In December 2008, the Company was not in compliance with certain lease requirements (i.e., failure to pay an installment of Base Annual Rent). However, the landlord did not declare the Company formally in default under the terms of the lease and renegotiated the lease. In January 2009, as part of an amended lease agreement on the manufacturing facility, the Company repriced the 3,000,000 warrants initially issued to the landlord in July 2007 at $1.25 per share with an expiration date of July 12, 2013. These warrants are now repriced at $0.75 per share and expire on January 26, 2014. The cost of this repricing and extension of the warrants was $70,515. In addition, 787,500 additional warrants were given to the landlord on the same date. These warrants are exercisable at $0.75 per share and will expire on January 26, 2014. The cost of these warrants was $45,207. All back rent was paid to the landlord in early July 2009. During the three months ended June 30, 2009, the Company issued the landlord an additional 2,296,875 warrants in accordance with an amendment to the agreement. These warrants were valued at $251,172 using the Black Scholes method. The Company is in compliance with the lease and in February 2010, received a refund of the $1,575,000 deposited with the landlord in July 2008.

      On January 28, 2009, the Company subleased a portion of the manufacturing facility. The sublease commenced on February 2, 2009 and expires on January 31, 2011. The Company currently receives $10,300 per month in rent for the subleased space.

      The Company began amortizing the deferred rent on the building on October 7, 2008, the day that the Company took possession of the building. The amortization of the deferred rent for the nine months ended June 30, 2010 was $606,583 and for the nine months ended June 30, 2009 was $595,994. The amortization on the deferred rent for the three months ended June 30, 2010 was $201,820 and for the three months ended June 30, 2009 was $150,940.

K.   EARNINGS PER SHARE

      The Company's diluted earnings per share (EPS) are as follows for June 30, 2010. The June 30, 2009 diluted earnings per share were the same as the basic earnings per share.

                                          Nine Months Ended June 30, 2010
                                    -------------------------------------------
                                                     Weighted average
                                     Net Income           Shares          EPS
                                     ----------      ----------------    -----

      Basic Earnings per Share     $ 16,381,418        201,208,121       $ 0.08
      Note conversion                   124,206          2,760,142
      Warrants and options
        convertible into shares
        of common stock             (21,900,777)       24,475,332
                                   -------------      -----------
      Dilutive EPS                 $ (5,395,153)      228,443,595        $(0.02)
                                   ==============     ===========        ======


                                         Three Months Ended June 30, 2010
                                     ------------------------------------------
                                                     Weighted average
                                     Net Income            Shares         EPS
                                    ------------     ----------------    -----

      Basic Earnings per Share  $      (601,124)       204,592,051       $(0.00)
      Note conversion                    41,402          2,760,142
      Warrants and options
        convertible into shares
        of common stock              (2,903,058)        24,475,332
                                    --------------    ------------
      Dilutive EPS               $   (3,462,780)       231,827,525       $(0.01)
                                 ==============       ============       ======


                                          Nine Months Ended June 30, 2009
                                    -------------------------------------------
                                                     Weighted average
                                     Net Income           Shares          EPS
                                     ----------      ----------------    -----

      Basic Earnings per Share   $  (10,996,524)       125,655,445     $(0.09)
      Warrants and options
        convertible into shares
        of common stock                       -                  -
                                 --------------        -----------
      Dilutive EPS               $  (10,996,524)       125,655,445       $(0.09)
                                 ==============        ===========       ======

                                         Three Months Ended June 30, 2010
                                    ------------------------------------------
                                                     Weighted average
                                     Net Income            Shares         EPS
                                    ------------     ----------------    -----


      Basic Earnings per Share    $  (6,705,731)       130,076,656      $(0.05)
      Warrants and options
        convertible into shares
        of common stock                       -                  -
                                  -------------        -----------
      Dilutive EPS                $  (6,705,731)       130,076,656      $(0.05)
                                 ==============        ===========      ======


L. SUBSEQUENT EVENTS

      The Company has evaluated subsequent events through the date these financial statements were filed. On August 3, 2010, the Company's Board of Directors approved an amendment to the terms of the Series M warrants held by an investor. The investor is the owner of 8,800,000 warrants priced at $2.00 per share. The investor may now purchase 6,000,000 shares of the Company's common stock (reduced from 8,800,000) at a price of $0.60 per share. In approving the amendment, CEL-SCI's Directors determined that reducing the number of CEL-SCI's outstanding warrants would be beneficial.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company has had only limited revenues from operations since its inception in March 1983. The Company has relied upon capital generated from the public and private offerings of its securities as well as loans to meet its capital requirements. Capital has primarily been used for patent applications, debt repayment, research and development, administrative costs, and the construction of the Company's laboratory facilities. The Company does not anticipate realizing significant revenues until it enters into licensing arrangements regarding its technology and know-how or until it receives regulatory approval to sell its products (which could take a number of years). As a result the Company has been dependent upon the proceeds from the sale of its securities and loans from third parties to meet all of its liquidity and capital requirements and anticipates having to do so in the future.

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

The Company has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine. The Company also raised significant capital through stock sales and the exercise of warrants and options during 2009. If needed, the Company can access a $5 million Equity Line of Credit (see Note D). Since the Company was able to raise substantial capital in 2009, the Company is currently preparing the Phase III trial for Multikine. The net cost to the Company of the Phase III clinical trial is estimated to be $25 million.

During the nine-month period ended June 30, 2010, the Company's cash decreased by $3,091,880 compared to an increase in cash of $4,860,153 during the nine months ended June 30, 2009. For the nine months ended June 30, 2010 and 2009, cash used in operating activities totaled $9,064,665 and $3,044,463, respectively. For the nine months ended June 30, 2010 and 2009, cash provided by financing activities totaled $6,308,874 and $6,985,892, respectively. The repayment of the Series K convertible notes ($630,000), financing costs ($339,330) and the repayment of the short-term loan ($200,000) was used in financing activities during the nine months ended June 30, 2009. Licensing proceeds of $1,249,981 and receipt of short-term loans to the Company of $1,060,000 provided funds, as did the June 2009 financing ($5,845,241). For the nine months ended June 30, 2010, cash provided by financing was from the exercise of warrants and options ($6,308,874). Cash used by investing activities was $336,089 and provided by investing activities was $918,724, respectively, for the nine months ended June 30, 2010 and 2009. The use of cash in investing activities consisted of purchases of equipment and legal costs incurred in patent applications and, for the nine months ended June 30, 2009, the sale of the final $200,000 in ARPs.

In August 2007, the Company leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, was remodeled in accordance with the Company specifications so that it can be used by the Company to manufacture Multikine for the Company's Phase III clinical trial and sales of the drug if approved by the FDA. See Note J to the financial statements included as part of this report for information concerning the terms of the lease.

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

Results of Operations and Financial Condition

During the nine-month period ended June 30, 2010, research and development expenses increased by $3,900,962 compared to the nine-month period ended June 30, 2009. This increase was due to continuing expenses relating to the preparation for the Phase III clinical trial. During the three month period ended June 30, 2010, research and development expenses increased by $413,454 compared to the three-month period ended June 30, 2009 for the same reason.

During the nine-month period ended June 30, 2010, general and administrative expenses increased by $931,843 compared to the nine-month period ended June 30, 2009. During the three-month period ended June 30, 2010, general and administrative expenses decreased by $243,531 compared to the three-month period ended June 30, 2009. This increase for the nine months ended June 30, 2010 was caused by higher costs for employee options and a bonus given to the Company's Chief Executive Officer in the three-months ended March 31, 2010. The decrease in the three month period ended June 30, 2010 was due to a reduced cost of employee options when compared to the three month period ended June 30, 2009.

Interest income during the nine months ended June 30, 2010 increased by $79,500 compared to the nine-month period ended June 30, 2009. Interest income during the three months ended June 30, 2010 increased by $11,109 compared to the three-month period ended June 30, 2009. The increase was due to the increase in the funds available for investment, partially offset by lower interest rates.

The gain on derivative instruments of $30,614,451 for the nine months ended June 30, 2010 was the result of the change in fair value of the Series A through E Warrants and Series K Warrants during the period. The gain on derivative instruments of $2,754,512 for the three months ended June 30, 2010, was the result of the change in fair value of the Series A through E Warrants and Series

K Warrants during the period. These gains were caused by fluctuations in the price of the Company's common stock.

The interest expense of $120,924 for the nine months ended June 30, 2010 was interest on the loan from the Company's president, offset by the amortization of the remaining premium on the loan of ($3,282). The interest expense of $41,402 for the three months ended June 30, 2010 also represented interest on the loan from the Company's president. The interest expense of $614,654 for the nine months ended June 30, 2009 was composed of five elements: 1) amortization of the Series K discount ($111,990), 2) interest paid and accrued on the Series K debt ($103,784), 3) margin interest ($813), 4) interest on the short term loan ($39,265), and 5) cost of warrants issued to short term loan holder ($358,802). The interest expense of $445,161 for the three months ended June 30, 2009 was composed of four elements: 1) amortization of the Series K discount ($31,439),
2) interest paid and accrued on the Series K debt ($29,134), 3) interest on the short term loan ($25,786), and 4) cost of warrants issued to short term loan holder ($358,802).

Research and Development Expenses

During  the nine and  three-month  periods  ended  June 30,  2010 and 2009,  the
Company's   research   and   development    efforts   involved   Multikine   and
L.E.A.P.S.(TM). The table below shows the research and development expenses associated with each project during the nine and three-month periods

                    Nine Months Ended June 30,    Three Months Ended June 30,
                      2010            2009           2010            2009
                      ----            ----           ----            ----

MULTIKINE          $6,823,218       $3,769,302     $1,434,208     $1,165,834
   L.E.A.P.S          910,326           63,280        153,312          8,232
                   ----------       ----------     ----------     ----------

   TOTAL           $7,733,544       $3,832,582     $1,587,520     $1,174,066
                   ==========       ==========     ==========     ==========

In January 2007, the Company received a "no objection" letter from the FDA indicating that it could proceed with the Phase III protocol with Multikine in head & neck cancer patients. The protocol for the Phase III clinical trial was designed to develop conclusive evidence of the safety and efficacy of Multikine in the treatment of advanced primary squamous cell carcinoma of the oral cavity. The Company had previously received a "no objection" letter from the Canadian Biologics and Genetic Therapies Directorate which enabled the Company to begin its Phase III clinical trial in Canada. The Company is preparing for the start of its Phase III clinical trial in the United States, Canada and other countries.

As of June 30, 2010, the Company was involved in a number of pre-clinical studies with respect to its L.E.A.P.S. technology. The Company does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its L.E.A.P.S. technology.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has a loan from its President that bears interest at 15%. The Company does not believe that it has any significant exposures to market risk.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company's management, including the Company's Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2010. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

The Company's management, with the participation of the Chief Executive and Chief Financial Officer, has evaluated whether any change in the Company's internal control over financial reporting occurred during the three months ended June 30, 2010. There was no change in the Company's internal control over financial reporting during the three months ended June 30, 2010.


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


                                    CEL-SCI CORPORATION


Date: August 16, 2010               /s/ Geert Kersten
                                    ------------------------------------
                                    Geert Kersten, Principal Executive Officer*









* Also signing in the capacity of the Principal Accounting and Financial
Officer.