Form 10-K
period 2010-09-30
CEL SCI CORP
filed 2010-12-13
CIK 725363

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the fiscal year ended September 30, 2010.

                                       OR

(  )   TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission file number 1-11889

                               CEL-SCI CORPORATION
                           -------------------------
             (Exact name of registrant as specified in its charter)

          COLORADO                                   84-0916344
  -----------------------------            ------------------------------------
 (State or other jurisdiction             (I.R.S. Employer Identification No.)
  of incorporation or organization)

           8229 Boone Blvd., Suite 802
                 Vienna, Virginia                             22182
          --------------------------------                -----------
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

Large accelerated filer  [ ]                    Accelerated filer          [X]

Non-accelerated filer    [ ]                    Smaller reporting company  [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act):  [  ] Yes   [X] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on March 31, 2010, as quoted on the NYSE Amex, was $128,872,039.

As of November 30, 2010, the Registrant had 205,098,121 issued and outstanding shares of common stock.

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

MULTIKINE

      CEL-SCI's lead product, Multikine, is being developed for the treatment of cancer. It is the first of a new class of cancer immunotherapy drugs called Combination Immunotherapy because it combines active and passive immunity in one product. It simulates the activities of a healthy person's immune system, which battles cancer every day. Multikine is multi-targeted; it is the only cancer immunotherapy that both kills cancer cells in a targeted fashion and activates the general immune system to destroy the cancer. CEL-SCI believes Multikine is the first immunotherapeutic agent being developed as a first-line standard of care treatment for cancer and it is cleared for a global Phase III clinical trial in advanced primary (previously untreated) head and neck cancer patients.

      Multikine is a new type of immunotherapy in that it is a combination immunotherapy, incorporating both active and passive immune activity. A combination immunotherapy most closely resembles the workings of the natural immune system in the sense that it works on multiple fronts in the battle against cancer. A combination immunotherapy causes a direct and targeted killing of the tumor cells and activates the immune system to produce a more robust and sustainable anti-tumor response.

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

       The following results were seen in CEL-SCI's last Phase II study conducted with Multikine. This study used the same treatment protocol as will be used in CEL-SCI's Phase III study:

     o 33% improvement in median overall survival: In the last Phase II study a 33% improvement in median overall survival, at a median of 3.5 years post surgery, was seen in patients with locally advanced disease treated with Multikine as first-line therapy (absolute survival rate 63%) as compared to the 3.5 year median overall survival rates of the same cancer patient population determined from a review of 55 clinical trials reported in the scientific literature that were conducted between 1987 and 2007. CEL-SCI's Phase III clinical trial will need to demonstrate a 10% improvement in overall survival for Multikine to be successful.

     o Average of 50% reduction in tumor cells: The three week Multikine treatment regimen used in the last Phase II study killed, on average, approximately half of the cancer cells before the start of standard therapy such as surgery, radiation and chemotherapy (as determined by histopathology).

     o 12% complete response: In 12% of patients the tumor was completely eliminated after only a three week treatment with Multikine (as determined by histopathology).

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

      However, before starting the Phase III trial, CEL-SCI needed to build a dedicated manufacturing facility to produce Multikine. CEL-SCI estimates the cost of the Phase III trial, with the exception of the parts that will be paid by its licensees, Teva Pharmaceuticals and Orient Europharma, to be approximately $25 - $26 million. Since CEL-SCI has obtained substantial financing, CEL-SCI is moving forward rapidly to launch its global Phase III clinical trial.

      CEL-SCI, together with its development partners Teva Pharmaceutical Industries and Orient Europharma, has plans to run the study in about 48 medical centers in 9 countries.

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

     Multikine is currently being developed as an adjunct (additive) therapy to the existing treatment of previously untreated head and neck cancer patients with the goal of killing cancer cells and activating the general immune system to destroy the cancer. CEL-SCI scientists believe that patients with previously untreated disease would most likely benefit more from Multikine treatment as their immune systems are still capable of proper immune response. Head and neck cancer represents a clear unmet medical need. The recurrence rate is high and about one out of every two patients die within three years. Currently used therapies (surgery followed by radiation, chemotherapy or radio-chemotherapy) fail to completely arrest the disease because they are unable to completely remove or kill all of the cancer cells. The persistence of these residual cells is responsible for the cancer's recurrence or metastasis. Multikine is injected five times a week for three weeks around the tumor (peri-tumorally) as well as in the vicinity of the local lymph nodes (peri-lymphatically) prior to the patient's tumor being removed surgically and the patient receiving any other therapy because these are the areas in which most of the cancer will recur and from which metastases will develop. Multikine unleashes and then harnesses and enhances the immune system's ability to target and kill those tumor cells before they can cause recurrence or metastasize. Since Multikine may be potentially useful in treating many tumor types, it is expected that multiple indications will be pursued over time since it is the same principle for different cancers.

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

      Under the agreement, CEL-SCI will manufacture and supply Multikine to Orient Europharma for distribution in the territory. Both parties will share in the revenue from the sale of Multikine. Orient Europharma will participate in the upcoming Phase III clinical trial by enrolling and paying for a substantial number of patients in its territory. Orient Europharma will also purchase Multikine for the Phase III trial from CEL-SCI for these patients at a rate established in the November 2000 agreement.

      Pursuant to an agreement dated May 2003, Eastern Biotech is due a royalty equal to 2% of CEL-SCI's net sales worldwide of Multikine and CEL-1000 prior to May 30, 2033.

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

      Pursuant to the agreement, Byron will be responsible for registering the product in South Africa. Once Multikine has been approved for sale, CEL-SCI will be responsible for manufacturing the product, while Byron will be responsible for sales in South Africa. Revenues will be divided equally between CEL-SCI and Byron. To maintain the license Byron, among other requirements, made a payment to CEL-SCI in the amount of $125,000 on March 8, 2010.

      As of November 30, 2010, neither Orient Europharma nor Teva had started any clinical trials.

New Manufacturing Facility

     CEL-SCI's new, state-of-the-art manufacturing facility will be used to manufacture Multikine for CEL-SCI's Phase III clinical trial. Located near Baltimore, MD, it was designed over several years, and was built out to CEL-SCI's specifications. CEL-SCI leased this specially designed and built out facility, rather than having Multikine produced by a third party on a contract basis, since regulatory agencies prefer that the same facility be used to manufacture Multikine for both the Phase III trials and commercial sales, assuming the Phase III trial is successful. As is customary with large, complex construction projects, the manufacturing facility required a number of construction, utility and equipment adjustments as well as "punch list" items that required additional time to complete. This resulted in a gap between the time when CEL-SCI took over the facility and the time when validations and other CEL-SCI specific activities could commence. In addition to using this facility to manufacture Multikine, CEL-SCI will offer the use of the facility as a service to pharmaceutical companies and others, particularly those that need to

"fill and finish" their drugs in a cold environment (4 degrees Celsius, or approximately 39 degrees Fahrenheit). Fill and finish is the process of filling injectable drugs in a sterile manner and is a key part of the manufacturing process for many medicines. However, this service will only be offered when CEL-SCI has the time and resources available, with priority always given to Multikine.

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

      Using the LEAPS technology, CEL-SCI has created a potential peptide treatment for H1N1 (swine flu) hospitalized patients. This LEAPS flu treatment is designed to focus on the conserved, non-changing epitopes of the different strains of Type A Influenza viruses (H1N1, H5N1, H3N1, etc.), including "swine", "avian or bird", and "Spanish Influenza", in order to minimize the chance of viral "escape by mutations" from immune recognition. CEL-SCI's LEAPS flu treatment contains epitopes known to be associated with immune protection against influenza in animal models.

      On September 16, 2009, the U.S. Food and Drug Administration advised CEL-SCI that it could proceed with its first clinical trial to evaluate the effect of LEAPS-H1N1 treatment on the white blood cells of hospitalized H1N1 patients. This followed an expedited initial review of CEL-SCI's regulatory submission for this study proposal.

      On November 6, 2009, CEL-SCI announced that The Johns Hopkins University School of Medicine had given clearance for CEL-SCI's first clinical study to proceed using LEAPS-H1N1. This study started one week later. Since the disease disappeared about one month later, the study has been unable to enroll many patients.

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

      With its LEAPS technology, CEL-SCI also discovered a second peptide named CEL-2000, a potential rheumatoid arthritis vaccine. The data from animal studies of rheumatoid arthritis using the CEL-2000 treatment vaccine demonstrated that CEL-2000 is an effective treatment against arthritis with fewer administrations than those required by other anti-rheumatoid arthritis treatments, including Enbrel(R). CEL-2000 is also potentially a more disease type-specific therapy, is calculated to be significantly less expensive and may be useful in patients unable to tolerate or who may not be responsive to existing anti-arthritis therapies.

      In February 2010 CEL-SCI announced that its CEL-2000 vaccine demonstrated that it was able to block the progression of rheumatoid arthritis in a mouse model. The results were published in the scientific peer-reviewed Journal of International Immunopharmacology (online edition) in an article titled "CEL-2000: A Therapeutic Vaccine for Rheumatoid Arthritis Arrests Disease Development and Alters Serum Cytokine/Chemokine Patterns in the Bovine Collagen Type II Induced Arthritis in the DBA Mouse Model" with lead author Dr. Daniel Zimmerman. The study was co-authored by scientists from CEL-SCI, Washington Biotech, Northeastern Ohio Universities Colleges of Medicine and Pharmacy and Boulder BioPath.

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

PATENTS

      CEL-SCI currently has six patents issued in the United States and twenty-two patent applications pending in Europe, Japan, China, India, Hong Kong, Canada and the United States. One patent covers certain aspects of Multikine and will expire in 2023. The remaining five patents cover CEL-SCI's LEAPS technology and will expire between December 2014 and April 2022. CEL-SCI believes that the greatest level of protection for Multikine is not based on patents but from the confidential and proprietary process relating to the manufacture of Multikine.

RESEARCH AND DEVELOPMENT

      Since 1983, and through September 30, 2010, approximately $77,243,000 has been spent on CEL-SCI-sponsored research and development, including $11,911,600, $6,011,800, and $4,101,600 respectively during the years ended September 30, 2010, 2009 and 2008.

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

CEL-SCI has selected a Clinical Research Organization (CRO) for the Phase III trial with Multikine. The expected start date for the clinical trial is at the end of 2010 or early in 2011. The expected net cost of the clinical trial is approximately $25 - $26 million (excluding the costs that will be paid by CEL-SCI's partners).

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

      Several biotechnology companies are producing compounds that utilize cytokines. However, CEL-SCI believes that its main advantage lies in two areas and that those two areas will allow it to be successful: 1) Multikine is given prior to surgery, radiation and/or chemotherapy, a time when the immune system can still be activated effectively. Other companies give their immunotherapy drugs after these cancer treatments. At that time the immune system is already so weakened that it can no longer mount a complete immune response. 2) Multikine simulates the activities of a healthy person's immune system, which battles cancer every day. Multikine is multi-targeted; it is a cancer immunotherapy that both kills cancer cells in a targeted fashion and activates the general immune system to destroy the cancer. In addition, since Multikine is a complex biologic, CEL-SCI believes that it will be extremely difficult for someone to copy Multikine and its manufacturing.

EMPLOYEES

      As of November 30, 2010, CEL-SCI had 42 employees. Eight employees are involved in administration, 31 employees are involved in manufacturing and 3 employees are involved in general research and development with respect to CEL-SCI's products.

ITEM 1A.  RISK FACTORS

      Investors should be aware that the risks described below could adversely affect the price of CEL-SCI's common stock.

Risks Related to CEL-SCI

Since CEL-SCI has earned only limited revenues and has a history of losses, CEL-SCI will require additional capital to remain in operation.

      CEL-SCI has had only limited revenues since it was formed in 1983. Since the date of its formation and through September 30, 2010 CEL-SCI incurred net losses of approximately $161,800,000. CEL-SCI has relied principally upon the proceeds of public and private sales of its securities to finance its activities to date. All of CEL-SCI's potential products, with the exception of Multikine, are in the early stages of development, and any commercial sale of these products will be many years away. Even potential product sales from Multikine are many years away as cancer trials can be lengthy. Accordingly, CEL-SCI expects to incur substantial losses for the foreseeable future.

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

      Clinical and other studies necessary to obtain approval of a new drug can be time consuming and costly, especially in the United States, but also in foreign countries. CEL-SCI's estimates of the costs associated with future clinical trials and research may be substantially lower than the actual costs of these activities. The different steps necessary to obtain regulatory approval, especially that of the Food and Drug Administration, involve significant costs and may require several years to complete. CEL-SCI expects that it will need substantial additional financing over an extended period of time in order to fund the costs of future clinical trials, related research, and general and administrative expenses. This additional funding may come from the exercise of warrants and options currently outstanding, equity or debt financings or a partnering arrangement with a larger company.

      The extent of CEL-SCI's clinical trials and research programs are primarily based upon the amount of capital available to CEL-SCI and the extent to which CEL-SCI has received regulatory approvals for clinical trials.

      In accordance with the terms of the manufacturing facility's lease, CEL-SCI must maintain a certain amount of cash. Should CEL-SCI's cash position fall below the amount stipulated in the lease CEL-SCI will be required to deposit with the landlord the equivalent of one year's base rent. CEL-SCI paid this additional amount of $1,575,000 in 2008 and, upon meeting the required cash level, received a refund of $1,575,000 from the landlord in February 2010.

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

          o    electronic record and signature requirements; and

          o    labeling changes or modifications.

      CEL-SCI and any suppliers must continually adhere to federal regulations setting forth requirements, known as current Good Manufacturing Practices, or cGMPs, and their foreign equivalents, which are enforced by the FDA and other national regulatory bodies through their facilities inspection programs. If CEL-SCI's facilities, or the facilities of its suppliers, cannot pass a pre-approval plant inspection, the FDA will not approve the marketing applications for CEL-SCI's product candidates. In complying with cGMP and foreign regulatory requirements, CEL-SCI and any of its suppliers will be obligated to expend time, money and effort in production, record-keeping and quality control to ensure that its products meet applicable specifications and other requirements. State regulatory agencies and the regulatory agencies of other countries have similar requirements.

      If CEL-SCI does not comply with regulatory requirements at any stage, whether before or after marketing approval is obtained, it may be subject to license suspension or revocation, criminal prosecution, seizure, injunction, fines, or be forced to remove a product from the market or experience other adverse consequences, including restrictions or delays in obtaining regulatory marketing approval, which could materially harm CEL-SCI's financial results, reputation and stock price. Additionally, CEL-SCI may not be able to obtain the labeling claims necessary or desirable for product promotion. CEL-SCI may also be required to undertake post-marketing trials. In addition, if CEL-SCI or other parties identify adverse effects after any of CEL-SCI's products are on the market, or if manufacturing problems occur, regulatory approval may be withdrawn. CEL-SCI may be required to reformulate its products, conduct additional clinical trials, make changes in its product's labeling or indications of use, or submit additional marketing applications to support these changes. If CEL-SCI encounters any of the foregoing problems, its business and results of operations will be harmed and the market price of its common stock may decline.

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

     Many companies are working on drugs designed to treat cancer and have substantial financial, research and development, and marketing resources and are capable of providing significant long-term competition either by establishing in-house research groups or by forming collaborative ventures with other entities. In addition, smaller companies and non-profit institutions are active in research relating to cancer and infectious diseases.

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

      The market price of CEL-SCI's common stock, as well as the securities of other biopharmaceutical and biotechnology companies, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. During the twelve months ended September 30, 2010, CEL-SCI's stock price has ranged from a low of $0.43 per share to a high of $1.79 per share. Factors such as fluctuations in CEL-SCI's operating results, announcements of technological innovations or new therapeutic products by CEL-SCI or its competitors, governmental regulation, developments in patent or other proprietary rights, public concern as to the safety of products developed by CEL-SCI or other biotechnology and pharmaceutical companies, and general market conditions may have a significant effect on the future market price of CEL-SCI's common stock.

Shares issuable upon the exercise of outstanding warrants and options may substantially increase the number of shares available for sale in the public market and may depress the price of CEL-SCI's common stock.

     CEL-SCI had outstanding convertible notes, options and warrants which as of November 30, 2010 could potentially allow the holders to acquire approximately 83,340,300 additional shares of its common stock. Until the options and warrants expire, and the convertible note is repaid, the holders will have an opportunity to profit from any increase in the market price of CEL-SCI's common stock without assuming the risks of ownership. Holders of options and warrants exercise these securities at a time when CEL-SCI could obtain additional capital on terms more favorable than those provided by the options or warrants. The conversion of the notes or the exercise of the options and warrants will dilute the voting interest of the owners of presently outstanding shares by adding a substantial number of additional shares of CEL-SCI's common stock.

      CEL-SCI has filed, or plans to file, registration statements with the Securities and Exchange Commission so that substantially all of the shares of common stock which are issuable upon the exercise of outstanding options and warrants may be sold in the public market. The sale of common stock issued or issuable upon the exercise of these options or warrants, or the perception that such sales could occur, may adversely affect the market price of CEL-SCI's common stock.

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

ITEM 1B. UNRESOLVED SEC COMMENTS

      None

ITEM 2.   PROPERTIES

      CEL-SCI leases office space at 8229 Boone Blvd., Suite 802, Vienna, Virginia at a monthly rental of approximately $9,100. The lease on the office space expires in June 2012. CEL-SCI believes this arrangement is adequate for the conduct of its present business.

      CEL-SCI has a 17,900 square foot laboratory located at 4820 A-E Seton Drive, Baltimore, Maryland. The laboratory is leased by CEL-SCI at a cost of approximately $10,800 per month. The laboratory lease expires in February 2014.

      In August 2007, CEL-SCI leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI's specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI's Phase III clinical trial and sales of the drug if approved by the FDA. The lease expires on October 31, 2028 and requires annual base rent payments of approximately $1,667,000 during the twelve months ending October 31, 2011, in accordance with the lease agreement. The annual base rent escalates each year thereafter at 3%. CEL-SCI is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows CEL-SCI, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease required CEL-SCI to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 beginning in 2014. In July 2008, CEL-SCI was required to deposit $1,575,000 since the amount of CEL-SCI's cash fell below the amount stipulated in the lease. This amount was refunded by the landlord in February 2010. The landlord has the right to declare CEL-SCI in default if CEL-SCI fails to pay any installment of the Base Annual Rent when such failure continues for five business days after CEL-SCI's receipt of written notice from the Landlord, provided that if CEL-SCI fails to pay any installment of the Base Annual Rent within five business days more than twice in any twelve month period, the Landlord will not be required to provide CEL-SCI with any further notice and CEL-SCI will be deemed to be in default. As of the date of this filing, CEL-SCI was not in default on the lease.

ITEM 3.   LEGAL PROCEEDINGS

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

      On March 6, 2009, CEL-SCI entered into a licensing agreement with an unrelated third party. In connection with the licensing agreement, CEL-SCI sold shares of its common stock to the third party for $0.20 per share, a premium to CEL-SCI's share price at the time.

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

      If Iroquois prevails in its suit, CEL-SCI may be required to issue approximately 1,166,000 additional shares of common stock and issue approximately 9,616,000 warrants exercisable at $0.20 per share to the other holders of the Series K notes and warrants, assuming all of the warrants are exercised.

ITEM 4.    (REMOVED AND RESERVED)

ITEM 5.   MARKET FOR CEL-SCI'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      As of November 30, 2010, there were approximately 1,100 record holders of CEL-SCI's common stock. CEL-SCI's common stock is traded on the NYSE Amex (formerly the American Stock Exchange) under the symbol "CVM". Set forth below are the range of high and low quotations for CEL-SCI's common stock for the periods indicated as reported on the NYSE Amex. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

        Quarter Ended          High             Low

        12/31/08              $0.50             $0.18
         3/31/09              $0.40             $0.14
         6/30/09              $0.80             $0.20
         9/30/09              $2.10             $0.38

        12/31/09              $1.79             $0.85
         3/31/10              $1.12             $0.50
         6/30/10              $0.76             $0.45
         9/30/10              $0.84             $0.43

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

     The graph below matches the cumulative 5-year total return of holders of CEL-SCI Corporation's common stock with the cumulative total returns of the NYSE Amex Composite index and the RDG MicroCap Biotechnology index. The graph assumes that the value of the investment in the CEL-SCI's common stock and in each of the indexes (including reinvestment of dividends) was $100 on 9/30/2005 and tracks it through 9/30/2010. [GRAPHIC OMITTED]




-------------------------------------------------------------------------------
                               9/05     9/06    9/07    9/08     9/09    9/10
-------------------------------------------------------------------------------

CEL-SCI Corporation           100.00   131.91  133.02   85.11   365.96  137.02
NYSE Amex Composite           100.00   110.90  139.96  108.28   113.40  134.71
RDG MicroCap Biotechnology    100.00    70.80   60.46   32.97    32.69   21.73


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

Statements of Operations      2010             2009        2008           2007         2006
------------------------      ----             ----        ----           ----         ----

Rent and grant revenue
   and other             $   153,300           80,093   $    5,065      $  57,043     $125,457
Operating expenses:
Research and development  11,911,626        6,011,750    4,101,563      2,528,528    1,896,976
Depreciation and
  amortization               516,117          417,205      215,060        176,186      170,903
General and
  administrative           6,285,810        5,671,595    5,200,735      6,704,538     3,406,774
Gain (loss) on
  derivative instruments  28,843,772      (28,491,650)   1,799,393        868,182     2,325,784

Other costs of financing           -                -             -             -    (4,791,548)
Interest income              362,236                -       483,252       562,973        92,487
Interest expense            (162,326)        (397,923)     (473,767)   (1,708,603)     (216,737)
                         -----------      -----------    ----------    ----------    ----------
Net income (loss)         10,483,429      (40,910,030)   (7,703,415)   (9,629,657)   (7,939,210)
                         -----------      -----------    ----------    ----------    ----------
Modification of warrants  (1,532,456)        (490,728)     (424,815)            -             -
                         -----------      -----------    ----------    ----------    ----------
Net income (loss)
  available to common
  shareholders           $ 8,950,973      (41,400,758)   (8,128,230)   (9,629,657)   (7,939,210)
                         -----------      -----------    ----------    ----------    ----------

Statements of Operations

Net income (loss) per
  common share
    Basic                $      0.04      $     (0.31)   $    $0.07)   $    $0.10)  $    ($0.10)
    Diluted              $      0.05      $     (0.31)   $    $0.07)   $    $0.10)  $    ($0.11)

Weighted average common
  shares outstanding
    Basic                202,102,859      133,535,050   117,060,866    97,310,488    78,971,290
    Diluted (1)          226,277,913      133,535,050   117,060,866    97,310,488    93,834,078
Balance Sheets           -----------      -----------    ----------    ----------    ----------



Statements of Operations      2010             2009        2008           2007         2006
------------------------      ----             ----        ----          ----         ----

Working capital           25,799,304      $34,339,772   $(2,492,555)   10,257,568    $7,109,879

Total assets             37,804,985        46,027,598    14,683,672    20,730,802     9,653,277
Derivative instruments -
   current (2)              424,286                 -     3,018,697       782,732     1,670,234
Derivative instruments -
   noncurrent (2)         6,521,765        35,113,970             -     4,831,252     8,645,796
Total liabilities         9,950,220        37,186,954     3,847,637     6,060,703    10,583,878
Stockholders' equity
   (deficit)             27,854,765         8,840,644    10,836,035    14,670,099      (930,601)


(1) The calculation of diluted earnings per share for the years ended September 30, 2009, 2008 and 2007 excluded the potentially dilutive shares because their effect would have been anti-dilutive.

(2) Included in total liabilities.

     No dividends have been declared on CEL-SCI's common stock. However, in December 2007, warrants held by third parties were extended, resulting in a $424,815 charge, which was treated as a deemed dividend and is shown as such in the consolidated financial statements. In the third and fourth quarters of the fiscal year ended September 30, 2009, additional shares were issued and others extended in accordance with previous financings, resulting in a $490,728 charge, which was treated as a deemed dividend and is shown as such in the consolidated financial statements. In March 2010, CEL-SCI temporarily reduced the exercise price of the Series M Warrants, increasing the value of the warrants by $1,432,456. In August 2010, CEL-SCI amended the Series M warrants held by an investor, increasing the value of those warrants by $100,000. For further discussion, see Note 10. No actual dividends were paid to shareholders.

      CEL-SCI's net income (losses) available to common shareholders for each fiscal quarter during the two years ended September 30, 2010 were:

                                          Net income  (loss) per share
                     Net income           ----------------------------
Quarter                (loss)              Basic             Diluted
-------              ------------          -----             -------

12/31/2008         $ (2,173,513)           $(0.02)           $(0.02)
  3/31/2009        $ (2,117,280)           $(0.02)           $(0.02)
  6/30/2009        $ (6,705,731)           $(0.05)           $(0.05)
  9/30/2009        $(30,404,234)           $(0.19)           $(0.19)

12/31/2009         $ 19,159,517            $ 0.10            $ 0.02
  3/31/2010        $ (2,176,975)           $(0.01)           $(0.03)
  6/30/2010        $   (601,124)           $(0.00)           $(0.01)
  9/30/2010        $ (7,330,445)           $(0.04)           $(0.04)

First three quarters of fiscal year 2009 as adjusted.

CEL-SCI has experienced large swings in its quarterly gains and losses in 2010 and 2009. These swings are caused by the changes in the fair value of the convertible debt and warrants each quarter. These changes in the fair value of the convertible debt and warrants are recorded on the consolidated statements of operations. In addition, the cost of options granted to consultants, as discussed in the results of operations in this report, has affected the quarterly losses recorded by CEL-SCI.

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

Results of Operations

Fiscal 2010

      During the year ended September 30, 2010, research and development expenses increased by $5,899,876 compared to the year ended September 30, 2009. This increase was due to continuing expenses relating to the preparation for the Phase III clinical trial on Multikine.

      During the year ended September 30, 2010, general and administrative expenses increased by $614,215 compared to the year ended September 30, 2009, primarily due to legal fees caused by the Iroquois lawsuit.

      Interest income during the year ended September 30, 2010 increased by $362,236 compared to the year ended September 30, 2009. The increase was due to the greater amount of capital CEL-SCI had for investment in money market funds.

      The gain on derivative instruments of $28,843,772 for the year ended September 30, 2010, was the result of the change in the fair value of the derivative liabilities on the balance sheet. The Series A-E warrants issued in conjunction with several financings during the fiscal year ended September 30, 2009, as well as others are considered derivative liabilities and must be valued at the end of each period. The fluctuation of the price of CEL-SCI's common stock is a major cause of derivative gains or losses.

      The interest expense of $162,326 for the year ended September 30, 2010 was interest on the related party loan. Previous years included amortization of the Series K discount and the premium on the related party loan.

Fiscal 2009

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

      The loss on derivative instruments of $28,491,650 for the year ended September 30, 2009, was the result of the change in fair value of the Series A-E Warrants as well as the Series K Notes and Series K Warrants during the period. The Series A-E warrants issued in conjunction with several financings are considered derivative liabilities and must be valued at the end of each period. The fair value of these warrants was calculated to be $29,741,372 at September 30, 2009. In addition, the remaining Series K warrants were valued at $5,372,598 at September 30, 2009. This loss was due to three factors: 1) an increase in the Company's share price, and 2) the repricing of the Series K notes to $0.40 as a result of the June 2009 financing, and 3) the resulting increase in the number of shares and warrants owned by the Series K investors.

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

Research and Development Expenses

      During the five years ended September 30, 2010 CEL-SCI's research and development efforts involved Multikine and LEAPS. The table below shows the research and development expenses associated with each project during this five-year period.

                   2010         2009         2008        2007          2006
                   ----         ----         ----        ----          ----

MULTIKINE      $10,868,046   $5,281,999   $3,765,258   $2,217,108   $1,656,362
LEAPS            1,043,580      729,751      336,305      311,420      240,614
               -----------   ----------   ----------   ----------   ----------

      TOTAL    $11,911,626   $6,011,750   $4,101,563   $2,528,528   $1,896,976
               ===========   ==========   ==========   ==========   ==========

      In January 2007, FDA gave the go-ahead for the Phase III clinical trial which had earlier been cleared by the Canadian regulatory agency, the Biologics and Genetic Therapies Directorate.

      As explained in Item 1 of this report, as of September 30, 2010, CEL-SCI was involved in a number of pre-clinical studies with respect to its LEAPS technology. As with Multikine, CEL-SCI does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its LEAPS technology. Consequently, CEL-SCI cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects.

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

      In August 2007, CEL-SCI leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI's specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI's Phase III clinical trials and sales of the drug if approved by the FDA. The lease expires on October 31, 2028, and requires annual base rent payments of approximately $1,667,000 during the twelve months ending October 31, 2011. See Item 2 of this report for more information concerning the terms of this lease.

     In August 2006, CEL-SCI sold Series K convertible notes, plus Series K warrants, to independent private investors for $8,300,000. The notes were convertible into shares of CEL-SCI's common stock. On August 31, 2009, all of the Series K notes had either been repaid or had been converted into shares of CEL-SCI's common stock.

      As of November 30, 2010, 9,208,642 Series K warrants had been exercised. The remaining Series K warrants allow the holders to purchase up to 2,638,163 shares of CEL-SCI's common stock at a price of $0.40 per share at any time prior to February 4, 2012. If CEL-SCI sells any additional shares of common stock, or any securities convertible into common stock at a price below the $0.40, the warrant exercise price will be lowered to the price at which the shares were sold or the lowest price at which the securities are convertible, as the case may be.

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

      Between June 23 and July 8, 2009, CEL-SCI sold 15,349,346 shares of its common stock at a price of $0.40 per share totaling $6,139,739. The investors in this offering also received 10,284,060 Series A warrants. Each Series A warrant entitles the holder to purchase one share of CEL-SCI's common stock. The Series A warrants may be exercised at any time on or after December 24, 2009 and on or prior to December 24, 2014 at a price of $0.50 per share. As of November 30, 2010, 8,813,088 Series A warrants had been exercised. The remaining Series A warrants allow the holders to purchase up to 1,470,972 shares of CEL-SCI's common stock. As of September 30, 2010, the fair value of the warrants was determined to be $676,647.

     On July 31, 2009, CEL-SCI borrowed $2,000,000 from two institutional investors. The loans were repaid on September 29, 2009. The Series B note holders also received Series B warrants which allow the holders to purchase up to 500,000 shares of CEL-SCI's common stock at a price of $0.68 per share. The Series B warrants may be exercised at any time on or after March 3, 2010 and on or prior to March 3, 2015. The fair value of these warrants was determined to be $245,000 at the time of issuance. This cost was expensed at the time the loan was repaid. As of September 30, 2010, the fair value of the warrants was determined to be $220,000.

      On August 20, 2009, CEL-SCI sold 10,784,435 shares of its common stock to a group of private investors for $4,852,995 or $0.45 per share. The investors also received Series C warrants which entitle the investors to purchase 5,392,217 shares of CEL-SCI's common stock. The Series C warrants may be exercised at any time on or after February 20, 2010 and on or prior to February 20, 2015 at a price of $0.55 per share. As of September 30, 2010, the fair value of the warrants was determined to be $2,480,420.

      On September 21, 2009, CEL-SCI Corporation sold 14,285,715 shares of its common stock to a group of private investors for $20,000,000 or $1.40 per share. The investors also received Series D warrants which entitle the investors to purchase up to 4,714,284 shares of CEL-SCI's common stock. The Series D warrants may be exercised at any time prior to September 21, 2011, at a price of $1.50 per share. As of September 30, 2010, the fair value of the Series D warrants was determined to be $424,286. In addition, the broker for the placement agent received 714,286 Series E warrants. The Series E warrants may be exercised at any time prior to August 12, 2014, at a price of $1.75. As of September 30, 2010, the fair value of the Series E warrants was determined to be $235,714.

      On December 10, 2010 CEL-SCI entered into a sales agreement with McNicoll Lewis & Vlak LLC relating to the sale of shares of its common stock which have been registered by means of a shelf registration statement CEL-SCI filed with the Securities and Exchange Commission in July 2009. In accordance with the terms of the sales agreement, CEL-SCI may offer and sell shares of its common stock through McNicoll Lewis & Vlak acting as CEL-SCI's agent.

      Under the terms of the sales agreement, CEL-SCI may also sell its common stock to McNicoll Lewis & Vlak, as principal for its own account, at a price negotiated at the time of sale.

      Sales of CEL-SCI's common stock, if any, may be made in sales deemed to be "at-the-market" equity offerings as defined in Rule 415 of the Securities and Exchange Commission, including sales made directly on or through the NYSE Amex, the existing trading market for CEL-SCI's common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law. CEL-SCI is not required to sell any shares to McNicoll Lewis & Vlak and McNicoll Lewis & Vlak is not required to sell any shares on CEL-SCI's behalf or purchase any of CEL-SCI's shares for its own account.

      McNicoll Lewis & Vlak will be entitled to a commission in an amount equal to the greater of 3% of the gross proceeds from each sale of the shares, or $0.025 for each share sold, provided, that, in no event will McNicoll Lewis & Vlak receive a commission greater than 8.0% of the gross proceeds from the sale of the shares. In connection with the sale of the common stock on CEL-SCI's behalf, McNicoll Lewis & Vlak may be deemed to be an "underwriter" within the meaning of the Securities Act of 1933, as amended, and the compensation of McNicoll Lewis & Vlak may be deemed to be underwriting commissions or discounts.

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

      Between July 29, 2009 and March 18, 2010, CEL-SCI received approximately $14,900,000 from the exercise of stock options and other warrants (including a number of CEL-SCI's Series A, J, K and L warrants) previously issued to private investors.

      Inventory has increased significantly in the fiscal year ended September 30, 2010. CEL-SCI has been purchasing supplies for the manufacturing of Multikine in order to begin the Phase III trial. In addition, prepaids have increased with the purchase of insurance for the Phase III trials.

Future Capital Requirements

      Other than funding operating losses, funding its research and development program, and paying its liabilities, CEL-SCI does not have any material capital commitments. Material future liabilities as of September 30, 2010 are as follows:

Contractual Obligations:

                                              Years  Ending September 30,
                                     ---------------------------------------------------------------------------
                         Total       2011        2012        2013        2014         2015     2015 & thereafter
                         -----       ----        ----        ----        ----         ----     -----------------
Operating Leases     $35,250,284  $1,903,471  $1,896,205  $1,855,889  $1,579,931  1,572,839      $26,441,949
Employment Contracts  $2,730,152   1,202,250     797,166     730,736          --         --               --

      For additional information on employment contracts, see Item 11 of this report.

      In addition, CEL-SCI has an additional contract with a consultant for a nine-month period ending in fiscal year 2011. This contract totals approximately $45,000.

      Further, CEL-SCI has contingent obligations with vendors for work that will be completed in relation to the Phase III trial. The timing of these obligations cannot be determined at this time. The amount of these obligations for the Phase III trial is approximately $27 million with the net cost to CEL-SCI being between $25 - $26 million.

      CEL-SCI believes that its capital will allow it to enroll the patients in the Phase III clinical trial. CEL-SCI will need to raise additional funds, either through its existing warrants/options, through a debt or equity financing or a partnering arrangement, to complete the Phase III trial and bring Multikine to market. CEL-SCI management believes that all of the above will be much easier than it used to be in the past since CEL-SCI will be involved in a very large Phase III clinical trial for an unmet medical need and should therefore be more attractive as an investment.

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

Critical Accounting Policies

     CEL-SCI's significant accounting policies are more fully described in Note 1 to the consolidated financial statements included as part of this report. However, certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the consolidated financial statements are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on CEL-SCI's historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate. CEL-SCI's significant accounting policies include:

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

      Stock Options and Warrants - Codification 718-10-30-3 requires companies to recognize expense associated with share based compensation arrangements, including employee stock options, using a fair value-based option pricing model. Codification 718-10-30-3 applies to all transactions involving issuance of equity by a company in exchange for goods and services, including employees. Using the modified prospective transition method of adoption, CEL-SCI reflected compensation expense in its financial statements beginning October 1, 2005. The modified prospective transition method does not require restatement of prior periods to reflect the impact of Codification 718-10-30-3. As such, compensation expense is recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005.

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

      Prepaid Expenses and Inventory--Inventory consists of bulk purchases of laboratory supplies used on a daily basis in the lab and items that will be used for future production. The items in inventory are expensed when used in production or daily activity as Research and Development expenses. These items are disposables and consumables and can be used for both the manufacturing of Multikine for clinical studies and in the laboratory for quality control and bioassay use. They can be used in training, testing and daily laboratory activities. Prepaid expenses are payments for services over a long period and are expensed over the time period for which the service is rendered.

      Derivative Instruments--CEL-SCI enters into financing arrangements that consist of freestanding derivative instruments or hybrid instruments that contain embedded derivative features. CEL-SCI accounts for these arrangement in accordance with Codification 815-10-50, "Accounting for Derivative Instruments and Hedging Activities", "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", as well as related interpretations of these standards. In accordance with accounting principles generally accepted in the United States ("GAAP"), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the statement of financial position and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features cannot be reliably measured, CEL-SCI measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings. CEL-SCI determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument and precluding the use of "blockage" discounts or premiums in determining the fair value of a large block of financial instruments. Fair value under these conditions does not necessarily represent fair value determined using valuation standards that give consideration to blockage discounts and other factors that may be considered by market participants in establishing fair value.

Accounting Pronouncements

      In March 2008, the FASB issued Codification 815-20-50-1, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133", which changes disclosure requirements for derivative instruments and hedging activities. The statement is effective for periods ending on or after November 15, 2008, with early application encouraged. CEL-SCI has adopted this statement with no effect on its consolidated financial statements.

     In June 2008, the FASB finalized Codification 815-40-15-7, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock". The EITF lays out a procedure to determine if the debt instrument is indexed to its own common stock. The EITF is effective for fiscal years beginning after December 15, 2008. CEL-SCI has adopted this codification and reviewed all outstanding options and warrants as of October 1, 2009. See Note 11 in the financial statements included as part of this report for a discussion.

      In September 2008, the FASB staff issued Codification 815-10-50-1A, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161". The codification applies to credit derivatives within the scope of Statement 133 and hybrid instruments that have embedded credit derivatives. It deals with disclosures related to these derivatives and is effective for reporting periods ending after November 15, 2008. It also clarifies the effective date of Codification 815-20-50-1 as any reporting period beginning after November 15, 2008. CEL-SCI has adopted this codification and it had no impact on its consolidated financial statements.

      In April 2009, the FASB issued Codification 825-10-65-1, "Interim Disclosures about Fair Value of Financial Instruments". The codification amends FASB Statement No. 107, "Disclosures about Fair Values of Financial Instruments", to require disclosures about fair values of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. The codification also amends APB Opinion No. 28, "Interim Financial Reporting", to require those disclosures in summarized financial information at interim reporting periods. This Codification topic became effective for interim and annual reporting periods ending after June 15, 2009. CEL-SCI adopted this codification in the quarter ended June 30, 2009. There was no significant impact from this adoption on CEL-SCI's consolidated financial statements.

      In May 2009, the FASB issued Codification 855-10-50, "Subsequent Events", which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The codification establishes the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The codification became effective for CEL-SCI for the period ended June 30, 2009 and is to be applied prospectively. The impact of the adoption was not significant.

      In January 2010, the FASB amended Codification 820-10, "Improving Disclosures about Fair Value Measurement", effective for interim periods beginning after December 15, 2009. This amendment changes disclosures required for interim and annual periods with respect to fair value measurements. CEL-SCI has adopted the change in the disclosure requirements and the effect was immaterial.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

      Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. CEL-SCI enters into financing arrangements that are or include freestanding derivative instruments or that are, or include, hybrid instruments that contain embedded derivative features. CEL-SCI does not enter into derivative instruments for trading purposes. Additional information is presented in the notes to consolidated financial statements. The fair value of these instruments is affected primarily by volatility of the trading prices of the CEL-SCI's common stock. For three years ended September 30, 2010, CEL-SCI recognized a gain or
(loss) of $28,843,772, $(28,491,650) and $1,799,393, respectively, resulting from changes in fair value of derivative instruments. CEL-SCI has no exposure to risks associated with foreign exchange rate changes because none of the operations of CEL-SCI are transacted in a foreign currency. The interest risk on investments on September 30, 2010 was considered immaterial due to the fact that the interest rates at that time were nominal at best and CEL-SCI keeps its cash and cash equivalents in short term maturities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      See the consolidated financial statements included with this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable

ITEM 9A.   CONTROLS AND PROCEDURES

      Under the direction and with the participation of CEL-SCI's management, including CEL-SCI's Chief Executive Officer and Chief Financial Officer, CEL-SCI carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2010. CEL-SCI maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to CEL-SCI's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. CEL-SCI's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Principal Financial Officer has concluded that CEL-SCI's disclosure controls were effective as of September 30, 2010.

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

      Geert Kersten, CEL-SCI's Chief Executive and Principal Financial Officer, evaluated the effectiveness of CEL-SCI's internal control over financial reporting as of September 30, 2010 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management's assessment included an evaluation of the design of CEL-SCI's internal control over financial reporting and testing of the operational effectiveness of those controls.

      Based on this evaluation, Mr. Kersten concluded that CEL-SCI's internal control over financial reporting was effective as of September 30, 2010.

      There was no change in CEL-SCI's internal control over financial reporting that occurred during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, CEL-SCI's internal control over financial reporting.

     CEL-SCI's independent registered public accounting firm BDO USA, LLP has issued an attestation report on CEL-SCI's internal control over financial reporting.

ITEM 9B.  SUBMISSION OF MATTTERS TO A VOTE OF SECURITY HOLDERS

       The annual meeting of CEL-SCI's shareholders was held on July 16, 2010. At the meeting the following persons were elected as directors for the upcoming year:

                Name                      Votes For     Votes Withheld

            Maximilian de Clara           32,097,084     11,280,445
            Geert Kersten                 34,808,573       8,568,956
            Alexander Esterhazy           34,664,725       8,712,804
            C. Richard Kinsolving         35,236,897       8,140,632
            Peter R. Young                35,223,756       8,153,773

      At the meeting the following proposals were ratified by the shareholders.

            (1) to approve the adoption of CEL-SCI's 2010 Incentive Stock Option Plan which provides that up to 2,000,000 shares of common stock may be issued upon the exercise of options granted pursuant to the Incentive Stock Option Plan;

            (2) to approve the adoption of CEL-SCI's 2010 Non-Qualified Stock Option Plan which provides that up to 5,000,000 shares of common stock may be issued upon the exercise of options granted pursuant to the Non-Qualified Stock Option Plan;

            (3) to approve the adoption of CEL-SCI's 2010 Stock Bonus Plan which provides that up to 2,000,000 shares of common stock may be issued to persons granted stock bonuses pursuant to the Stock Bonus Plan;

            (4) to approve an amendment to CEL-SCI's Stock Compensation Plan to provide for the issuance of up to 2,000,000 additional restricted shares of common stock to CEL-SCI's directors, officers, employees and consultants for services provided to the Company;

            (5) to ratify the appointment of BDO USA, LLP as CEL-SCI's independent registered public accounting firm for the fiscal year ending September 30, 2010.

            The following is a tabulation of votes cast with respect to these proposals:

                              Votes
                -----------------------------------         Broker
 Proposal          For        Against      Abstain         Non-Votes
---------          ---        ------       -------         ---------

      1.       29,741,736    13,177,965    457,828        113,983,024
      2.       27,610,822    14,884,483    882,224        113,983,024
      3.       28,725,699    13,840,290    811,540        113,983,024
      4.       27,898,687    14,166,249  1,312,593        113,983,024
      5.       150,860,671   4,347,654   2,152,228                  0

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

Name                       Age    Position
-----                      ---    ---------

Maximilian de Clara         80    Director and President
Geert R. Kersten, Esq.      51    Director, Chief Executive Officer
                                   and Treasurer
Patricia B. Prichep         59    Senior Vice President of Operations and
                                   Secretary
Dr. Eyal Talor              54    Chief Scientific Officer
Dr. Daniel H. Zimmerman     69    Senior Vice  President  of Research,
Cellular Immunology
John Cipriano               68    Senior Vice President of Regulatory Affairs
Alexander G. Esterhazy      68       Director
Dr. C. Richard Kinsolving   73    Director
Dr. Peter R. Young          65    Director

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

      All of CEL-SCI's directors have served as directors for a significant period of time. Consequently, their long-standing experience with CEL-SCI benefits both CEL-SCI and its shareholders.

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

      Geert Kersten has served in his current leadership role at CEL-SCI since 1995. Mr. Kersten has been with CEL-SCI since 1987. He has been involved in the pioneering field of cancer immunotherapy for almost two decades and has successfully steered CEL-SCI through many challenging cycles in the biotechnology industry. Mr. Kersten also provides CEL-SCI with significant expertise in the fields of finance and law and has a unique vision of how Multikine will change the way cancer is treated. Prior to his association with CEL-SCI, Mr. Kersten worked at the law firm of Finley & Kumble and worked at Source Capital, an investment banking firm located in McLean, VA. He is a native of Germany, and completed his studies in the U.S.
 Mr. Kersten completed his Undergraduate Degree in Accounting, received an M.B.A. from George Washington University, and a law degree (J.D.) from American University in Washington, DC.

      Patricia B. Prichep joined CEL-SCI in 1992 and has been CEL-SCI's Senior Vice President of Operations since March 1994. Between December 1992 and March 1994, Ms. Prichep was CEL-SCI's Director of Operations. Ms. Prichep became CEL-SCI's Corporate Secretary in May 2000. She is responsible for all day-to-day operations of CEL-SCI, including human resources and is the liaison with the auditing firm for financial reporting. Between June 1990 and December 1992, Ms. Prichep was the Manager of Quality and Productivity for the NASD's Management, Systems and Support Department where she was responsible for the internal auditing and work flow analysis of operations. Between 1982 and 1990, Ms. Prichep was Vice President and Operations Manager for Source Capital, Ltd. where she was responsible for all operations and compliance for the company and was licensed as a securities broker. Ms. Prichep received her B.A. from the University of Bridgeport in Connecticut.

      Eyal Talor, Ph.D. joined CEL-SCI in October 1993. In October 2009, Dr. Talor was promoted to Chief Scientific Officer. Prior to this promotion he was the Senior Vice president of Research and Manufacturing since March of 1994. He is a clinical immunologist with over 19 years of hands-on management of clinical research and drug development for immunotherapy application; pre-clinical to Phase III, in the biopharmaceutical industry. His expertise includes; biopharmaceutical R&D and Biologics product development, GMP (Good Manufacturing Practices), Quality Control testing, and the design and building of GMP manufacturing and testing facilities. He served as Director of Clinical Laboratories (certified by the State of Maryland) and has experience in the design of clinical trials (Phase I - III) and GCP (Good Clinical Practices) requirements. He also has broad experience in the different aspects of biological assay development, analytical methods validation, raw material specifications, and QC (Quality Control) tests development under FDA/GMP, USP, and ICH guidelines. He has extensive experience in the preparation of documentation for IND and other regulatory submissions. His scientific area of expertise encompasses immune response assessment. He is the author of over 25 publications and has published a number of reviews on immune regulations in relation to clinical immunology. Before coming to CEL-SCI, he was Director of R&D and Clinical Development at CBL, Inc., Principal Scientist - Project Director, and Clinical Laboratory Director at SRA Technologies, Inc. Prior to that he was a full time faculty member at The Johns Hopkins University, Medical Intuitions; School of Public Health. He holds two US patents; one on Multikine's composition of matter and method of use in cancer, and one on a platform Peptide technology (`Adapt') for the treatment of autoimmune diseases, asthma, allergy, and transplantation rejection. He also has numerous product and process inventions as well as a number of pending US and PCT patent applications. He received his Ph.D. in Microbiology and Immunology from the University of Ottawa, Ottawa, Ontario, Canada, and had post-doctoral training in clinical and cellular immunology at The John Hopkins University, Baltimore, Maryland, USA. He holds an Adjunct Associate teaching position at the Johns Hopkins University Medical Institutions.

      Daniel H. Zimmerman, Ph.D., was CEL-SCI's Senior Vice President of Cellular Immunology between 1996 and December 2008 and again since November 2009. He joined CEL-SCI in January 1996 as the Vice President of Research, Cellular Immunology. Dr. Zimmerman founded CELL-MED, Inc. and was its president from 1987-1995. From 1973-1987, Dr. Zimmerman served in various positions at Electronucleonics, Inc. His positions included: Scientist, Senior Scientist, Technical Director and Program Manager. Dr Zimmerman held various teaching positions at Montgomery College between 1987 and 1995. Dr. Zimmerman holds over a dozen US patents as well as many foreign equivalent patents. He is the author of over 40 scientific publications in the area of immunology and infectious diseases. He has been awarded numerous grants from NIH and DOD. From 1969-1973, Dr. Zimmerman was a Senior Staff Fellow at NIH. For the following 25 years, he continued on at NIH as a guest worker. Dr Zimmerman received a Ph.D. in Biochemistry in 1969, a Masters in Zoology in 1966 from the University of Florida and a B.S. in Biology from Emory and Henry College in 1963.

      John Cipriano, was CEL-SCI's Senior Vice President of Regulatory Affairs between March 2004 and December 2008 and again since October 2009. Mr. Cipriano brings to CEL-SCI over 30 years of experience in both biotech and pharmaceutical companies. In addition, he held positions at the United States Food and Drug Administration (FDA) as Deputy Director, Division of Biologics Investigational New Drugs, Office of Biologics Research and Review and was the Deputy Director, IND Branch, Division of Biologics Evaluation, Office of Biologics. Mr. Cipriano completed his B.S. in Pharmacy from the Massachusetts College of Pharmacy in Boston, Massachusetts and his M.S. in Pharmaceutical Chemistry from Purdue University in West Lafayette, Indiana.

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

      Alexander G. Esterhazy, Dr. C. Richard Kinsolving and Dr. Peter R. Young are independent directors as that term is defined in section 803 of the listing standards of the NYSE Amex.

      CEL-SCI has an audit committee and compensation committee. The members of the audit committee are Alexander G. Esterhazy, Dr. C. Richard Kinsolving and Dr. Peter Young. Dr. Peter Young serves as the audit committee's financial expert. The members of the compensation committee are Alexander Esterhazy, Dr. C. Richard Kinsolving and Dr. Peter Young.

      CEL-SCI's Board of Directors does not have a "leadership structure", as such, since each director is entitled to introduce resolutions to be considered by the Board and each director is entitled to one vote on any resolution considered by the Board. CEL-SCI's Chief Executive Officer is not the Chairman of CEL-SCI's Board of Directors.

      CEL-SCI's Board of Directors has the ultimate responsibility to evaluate and respond to risks facing CEL-SCI. CEL-SCI's Board of Directors fulfills its obligations in this regard by meeting on a regular basis and communicating, when necessary, with CEL-SCI's officers.

      CEL-SCI has adopted a Code of Ethics which is applicable to CEL-SCI'S principal executive, financial, and accounting officers and persons performing similar functions. The Code of Ethics is available on CEL-SCI's website, located at www.cel-sci.com.

      If a violation of this code of ethics act is discovered or suspected, the Senior Officer must (anonymously, if desired) send a detailed note, with relevant documents, to CEL-SCI's Audit Committee, c/o Dr. Peter Young, 5458 Beacon Hill Drive, Frisco, TX 75034.

      For purposes of electing directors at its annual meeting CEL-SCI does not have a nominating committee or a committee performing similar functions. CEL-SCI's Board of Directors does not believe a nominating committee is necessary since CEL-SCI's Board of Directors is small and the Board of Directors as a whole performs this function. CEL-SCI's Directors have adopted a policy which provides that nominees to the Board of Directors are selected by a majority vote of CEL-SCI's independent directors.

      CEL-SCI does not have any policy regarding the consideration of director candidates recommended by shareholders since a shareholder has never recommended a nominee to the Board of Directors. However, CEL-SCI's Board of Directors will consider candidates recommended by shareholders. To submit a candidate for the Board of Directors the shareholder should send the name, address and telephone number of the candidate, together with any relevant background or biographical information, to CEL-SCI's Chief Executive Officer, at the address shown on the cover page of this report. The Board has not established any specific qualifications or skills a nominee must meet to serve as a director. Although the Board does not have any process for identifying and evaluating director nominees, the Board does not believe there would be any differences in the manner in which the Board evaluates nominees submitted by shareholders as opposed to nominees submitted by any other person.

      CEL-SCI does not have a policy with regard to Board member's attendance at annual meetings. All Board members, with the exception of Mr. de Clara and Mr. Esterhazy, attended the last annual shareholder's meeting held on July 16, 2010.

      Holders of CEL-SCI's common stock can send written communications to CEL-SCI's entire Board of Directors, or to one or more Board members, by addressing the communication to "the Board of Directors" or to one or more directors, specifying the director or directors by name, and sending the communication to CEL-SCI's offices in Vienna, Virginia. Communications addressed to the Board of Directors as whole will be delivered to each Board member. Communications addressed to a specific director (or directors) will be delivered to the director (or directors) specified.

      Security holder communications not sent to the Board of Directors as a whole or to specified Board members are not relayed to Board members.

ITEM 11.  EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

      This Compensation Discussion and Analysis (CD&A) outlines CEL-SCI's compensation philosophy, objectives and process for its executive officers. This CD&A includes information on how compensation decisions are made, the overall objectives of CEL-SCI's compensation program, a description of the various components of compensation that are provided, and additional information pertinent to understanding CEL-SCI's executive officer compensation program.

      The Compensation Committee determines the compensation of CEL-SCI's Chief Executive Officer and President and delegates to the Chief Executive Officer the responsibility to determine the base salaries of all officers other than himself under the constraints of an overall limitation on the total amount of compensation to be paid to them.

Compensation Philosophy

      CEL-SCI's compensation philosophy extends to all employees, including executive officers, and is designed to align employee and shareholder interests. The philosophy's objective is to pay fairly based upon the employee's position, experience and individual performance. Employees may be rewarded through additional compensation when CEL-SCI meets or exceeds targeted business objectives. Generally, under CEL-SCI's compensation philosophy, as an employee's level of responsibility increases, a greater portion of his or her total potential compensation becomes contingent upon annual performance.

        A substantial portion of an executive's compensation incorporates performance criteria that support and reward achievement of CEL-SCI's long term business goals.

     The fundamental principles of CEL-SCI's compensation philosophy are described below:

     o Market-driven. Compensation programs are structured to be competitive both in their design and in the total compensation that they offer.

     o    Performance-based.   Certain  officers  have  some  portion  of  their
          incentive compensation linked to CEL-SCI's performance. The application of performance measures as well as the form of the reward may vary depending on the employee's position and responsibilities.

     Based on a review of its compensation programs, CEL-SCI does not believe that such programs encourage any of its employees to take risks that would be likely to have a material adverse effect on CEL-SCI. CEL-SCI reached this conclusion based on the following:

     o The salaries paid to employees are consistent with the employees' duties and responsibilities.

     o Employees who have high impact relative to the expectations of their job duties and functions are rewarded.

     o CEL-SCI retains employees who have skills critical to its long term success.

Review of Executive Officer Compensation

      CEL-SCI's current policy is that the various elements of the compensation package are not interrelated in that gains or losses from past equity incentives are not factored into the determination of other compensation. For instance, if options that are granted in a previous year become underwater the next year, the Committee does not take that into consideration in determining the amount of the options or restricted stock to be granted the next year. Similarly, if the options or restricted shares granted in a previous year become extremely valuable, the Committee does not take that into consideration in determining the options or restricted stock to be awarded for the next year.

      CEL-SCI does not have a policy with regard to the adjustment or recovery of awards or payments if our relevant performance measures upon which they are based are restated or otherwise adjusted in a manner that would reduce the size of an award or payment.

Components of Compensation--Executive Officers

      CEL-SCI's executive officers are compensated through the following three components:

     o    Base Salary
     o    Long-Term Incentives (stock options and/or grants of stock)
     o    Benefits

      These components provide a balanced mix of base compensation and compensation that is contingent upon each executive officer's individual performance. A goal of the compensation program is to provide executive officers with a reasonable level of security through base salary and benefits. CEL-SCI wants to ensure that the compensation programs are appropriately designed to encourage executive officer retention and motivation to create shareholder value. The Compensation Committee believes that CEL-SCI's stockholders are best served when CEL-SCI can attract and retain talented executives by providing compensation packages that are competitive but fair.

      In past years, base salaries, benefits and incentive compensation opportunities were generally targeted near the median of general survey market data derived from indices covering similar biotech/pharmaceutical companies. The companies included Achillion Pharmaceuticals, Inc., Acura Pharmaceutical, Inc., Alimera Sciences, Inc., Amorfix Life Sciences Ltd., Antigenics, Inc., ARCA biopharma (ARCA Discovery), ARYx Therapeutics, Inc., Avanir Pharmaceuticals, Bellus Health, Inc., Cadence Pharmaceuticals, Inc. ,Capstone Therapeutics, Chelsea Therapeutics, Inc., Cortex Pharmaceuticals, Inc., EpiCept Corp., EXACT Sciences Corp., Helix BioPharma, IGI Laboratories Inc., Inhibitex, Inc., Isotechnika Pharma Inc., Medicis Technologies Corp., NeurogesX, Inc., Novavax, Inc., Orbus Pharma Inc., Orexigen Therapeutics Inc., OXiGENE, Inc., Pharmacyclics, Inc., Quest PharmaTech Inc., Reata Pharmaceuticals, Inc., Resverlogix Corp., SCOLR Pharma, Inc., StemCells, Inc. and Threshold Pharmaceuticals, Inc. CEL-SCI has not used third party consultants to provide it with recommendations or reports.

 Base Salaries

      Base salaries generally have been targeted to be competitive when compared to the salary levels of persons holding similar positions in other pharmaceutical companies and other publicly traded companies of comparable size. Each executive officer's respective responsibilities, experience, expertise and individual performance are considered.

      A further consideration in establishing compensation for the senior employees is their long term history with CEL-SCI. Taken into consideration are factors that have helped CEL-SCI survive in times when it was financially extremely weak, such as: willingness to accept salary cuts, willingness not to be paid at all for extended time periods, and in general an attitude that helped CEL-SCI survive during financially difficult times. For example, Geert Kersten, Maximilian de Clara and Patricia Prichep were without any salary between September 2008 and June 2009. Other senior members took substantial salary cuts, all geared towards helping CEL-SCI survive. In all of these cases the officers continued to work without any guarantee of payment.

Long-Term Incentives

      Stock grants and option grants help to align the interests of CEL-SCI's employees with those of its shareholders. Options and stock grants are made under CEL-SCI's Stock Option, Stock Bonus and Stock Compensation Plans. Options are granted with exercise prices equal to the closing price of CEL-SCI's common stock on the day immediately preceding the date of grant, with pro rata vesting at the end of each of the following three years.

      CEL-SCI believes that grants of equity-based compensation:

     o Enhance the link between the creation of shareholder value and long-term executive incentive compensation;
     o    Provide  focus,  motivation  and  retention  incentive;  and
     o    Provide competitive levels of total compensation.

     CEL-SCI's management believes that the pricing for biotechnology stocks is highly inefficient until the time of product sales. As such any long term compensation tied to progress as measured by share price is not as efficient as it should be. However, CEL-SCI's Compensation Committee has not been able to substitute a better measurement and therefore continues to believe that stock grants and option grants best align the needs of the corporation and the employee with those of the shareholders.

Benefits

      In addition to cash and equity compensation programs, executive officers participate in the health and welfare benefit programs available to other employees. In a few limited circumstances, CEL-SCI provides other benefits to certain executive officers, such as car allowances.

      All executive officers are eligible to participate in CEL-SCI's 401(k) plan on the same basis as its other employees. CEL-SCI matches 100% of each employee's contribution up to the first 6% of his or her salary.

      The following table sets forth in summary form the compensation received by (i) the Chief Executive Officer of CEL-SCI and (ii) by each other executive officer of CEL-SCI who received in excess of $100,000 during the three fiscal years ended September 30, 2010.

                                                                            All
                                                                           Other
                                                      Restric-             Annual
                                                     ted Stock   Option    Compen-
Name and Princi-         Fiscal   Salary     Bonus    Awards      Awards    sation
 pal Position             Year      (1)       (2)      (3)         (4)       (5)            Total
--------------------     ------   ------    ------    --------   -------   --------        ------

Maximilian de Clara,      2010   $363,000       --     $26,499   136,197    $102,219    $   627,882
President                 2009    334,720       --     267,000    380,121     83,274      1,065,114
                          2008    363,000       --     543,174    103,320     89,268      1,098,762

Geert R. Kersten,         2010    454,009  220,995      37,524    359,089     55,309      1,126,510
Chief Executive           2009    408,691       --      81,700    526,366     34,892      1,051,649
Officer and               2008    404,900       --     156,674    103,320     39,901        704,795
Treasurer

Patricia B. Prichep       2010    199,898       --      25,039    237,090      6,027        468,054
Senior Vice President     2009    174,913       --      41,603    235,467      4,225        456,208
of Operations and         2008    185,780       --      82,558     51,660      4,225        324,223
Secretary

Eyal Talor, Ph.D.         2010    239,868       --      28,872    237,090      6,027        511,857
Chief Scientific          2009    212,265       --      36,627    137,878      4,225        390,994
Officer                   2008    229,353       --      81,187     51,660      4,225        366,425



Daniel Zimmerman, Ph.D.   2010    165,800       --      15,857     64,455      5,027        251,139
Senior Vice President     2009     47,124       --      16,892        --         875         64,890
of Research. Cellular     2008    175,988       --      46,186     38,745      4,225        265,144
Immunology (6)

John Cipriano             2010    175,952       --       6,625    240,711         27        423,315
Senior Vice President     2009     48,594       --      15,840         --         25         64,458
of Regulatory Affairs(7)  2008    171,028       --      45,893     38,745         25         55,691

(1) The dollar value of base salary (cash and non-cash) earned. During three years ended September 30, 2010, $0.00, $0.00 and $18,730, respectively, of the total salaries paid to the persons shown in the table were paid in restricted shares of CEL-SCI's common stock.

      Information concerning the issuance of these restricted shares is shown in the following table:

            Date Shares            Number of             Price
             Issued             Shares Issued           Per Share

             01/15/2008            36,020                $0.52

      On January 15, 2008 the amount of compensation satisfied through the issuance of shares was determined by multiplying the number of shares issued by the price per share. The price per share was equal to the closing price of CEL-SCI's common stock on the date prior to the date the shares were issued.

(2) The dollar value of bonus (cash and non-cash) earned.

(3) During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table. In the case of Mr. de Clara, during the three years ended September 30, 2010, $0.00, $200,000 and $400,000, respectively, were paid in restricted shares of CEL-SCI's common stock which cannot be sold in the public market for a period of three years after the date of issuance. In the case of all other persons listed in the table, the shares were issued as CEL-SCI's contribution on behalf of the named officer to CEL-SCI's 401(k) retirement plan and restricted shares issued at the market price from the Stock Compensation Plan. The value of all stock awarded during the periods covered by the table are calculated in accordance with Codification 718-10-30-3 requirements.

(4) The greatest part of the value in FY 2009 was derived from options awarded to employees who did not collect a salary, or reduced or deferred their salary between September 15, 2008 and June 30, 2009. For example, Mr. de Clara, Mr. Kersten and Ms. Prichep did not collect any salary between September 30, 2008 and June 30, 2009. The fair value of all stock options granted during the periods covered by the table are calculated on the grant date in accordance with Codification 718-10-30-3 requirements.

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

      See footnote 6 to the financial statements included as part of this report.

Employee Pension, Profit Sharing or Other Retirement Plans

      CEL-SCI has a defined contribution retirement plan, qualifying under
Section 401(k) of the Internal Revenue Code and covering substantially all CEL-SCI's employees. CEL-SCI's contribution to the plan is made in shares of CEL-SCI's common stock. Each participant's contribution is matched by CEL-SCI with shares of common stock which have a value equal to 100% of the participant's contribution, not to exceed the lesser of $1,000 or 6% of the participant's total compensation. CEL-SCI's contribution of common stock is valued each quarter based upon the closing price of its common stock. The fiscal 2010 expenses for this plan were $123,500. Other than the 401(k) Plan, CEL-SCI does not have a defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors During Year Ended September 30, 2010

                                       Stock         Option
Name                 Paid in Cash    Awards (1)     Awards (2)       Total
----                 ------------    ----------     ----------     ----------

Maximilian de Clara    $ 40,000             -       $ 136,197     $ 176,197
Geert Kersten          $ 40,000             -       $ 359,089     $ 399,089
Alexander Esterhazy    $ 41,000             -       $  64,455     $ 105,455
C. Richard Kinsolving  $ 41,000             -       $  64,455     $ 105,455
Peter R. Young         $ 41,000             -       $  64,455     $ 105,455

(1)  The fair value of stock issued for services.

(2) The fair value of options granted computed in accordance with Codification 718-10-30-3 on the date of grant. Also includes the fair value of the milestone options expensed during fiscal year 2010 that were issued to Mr. de Clara and Mr. Kersten in 2009.

      Directors' fees paid to Maximilian de Clara and Geert Kersten are included in the Executive Compensation table.

Employment Contracts.

Maximilian de Clara

      In April 2005, CEL-SCI entered into a three-year employment agreement with Maximilian de Clara, CEL-SCI's President. The employment agreement provided that CEL-SCI would pay Mr. de Clara an annual salary of $363,000 during the term of the agreement. On September 8, 2006 Mr. de Clara's Employment Agreement was amended and extended to April 30, 2010. The terms of the amendment to Mr. de Clara's employment agreement are referenced in a report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2006. On August 30, 2010, Mr. de Clara's employment agreement, as amended on September 8, 2006, was extended to August 30, 2013.

      In the event that there is a material reduction in Mr. de Clara's authority, duties or activities, or in the event there is a change in the control of CEL-SCI, the agreement allows Mr. de Clara to resign from his position at CEL-SCI and receive a lump-sum payment from CEL-SCI equal to 18 months salary ($544,500) and the unvested portion of any stock options would vest immediately ($284,794). For purposes of the employment agreement, a change in the control of CEL-SCI means the sale of more than 50% of the outstanding shares of CEL-SCI's common stock, or a change in a majority of CEL-SCI's directors.

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

Geert Kersten

      Effective September 1, 2003, CEL-SCI entered into a three-year employment agreement with Mr. Kersten. The employment agreement provides that during the term of the employment agreement CEL-SCI will pay Mr. Kersten an annual salary of $370,585 plus any increases approved by the Board of Directors during the period of the employment agreement. In the event there is a change in the control of CEL-SCI, the agreement allows Mr. Kersten to resign from his position at CEL-SCI and receive a lump-sum payment from CEL-SCI equal to 24 months salary ($883,818) and the unvested portion of any stock options would vest immediately ($1,172,265). For purposes of the employment agreement a change in the control of CEL-SCI means: (1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors. Effective September 1, 2006, Mr. Kersten's employment agreement was extended to September 1, 2011.

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

Patricia B. Prichep / Eyal Talor, Ph.D.

      On August 30, 2010, CEL-SCI entered into a three-year employment agreement with Patricia B. Prichep, CEL-SCI's Senior Vice President of Operations. The employment agreement with Ms. Prichep provides that during the term of the agreement CEL-SCI will pay Ms. Prichep an annual salary of $194,298 plus any increases approved by the Board of Directors during the period of the employment agreement.

      On August 30, 2010, CEL-SCI also entered into a three-year employment agreement with Eyal Talor, Ph.D., CEL-SCI's Chief Scientific Officer. The employment agreement with Dr. Talor provides that during the term of the agreement CEL-SCI will pay Dr. Talor an annual salary of $239,868 plus any increases approved by the Board of Directors during the period of the employment agreement.

    If Ms. Prichep or Dr. Talor resigns within ninety (90) days of the occurrence of any of the following events: (i) a relocation (or demand for relocation) of employee's place of employment to a location more than thirty-five (35) miles from the employee's current place of employment, (ii) a significant and material reduction in the employee's authority, job duties or level of responsibility or (iii) the imposition of significant and material limitations on the employee's autonomy in her or his position, the employment agreement will be terminated and the employee will be paid the salary provided by the employment agreement through the date of termination and the unvested portion of any stock options held by the employee will vest immediately.

      In the event there is a change in the control of CEL-SCI, the employment agreements with Ms. Prichep and Dr. Talor allow Ms. Prichep and/or Dr. Talor (as the case may be) to resign from her or his position at CEL-SCI and receive a lump-sum payment from CEL-SCI equal to 18 months salary ($291,447 and $359,802 respectively). In addition, the unvested portion of any stock options held by the employee will vest immediately ($830,817 and $830,062 respectively). For purposes of the employment agreements, a change in the control of CEL-SCI means:
(1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors.

     The employment agreements with Ms. Prichep and Dr. Talor will also terminate upon the death of the employee, the employee's physical or mental disability, willful misconduct, an act of fraud against CEL-SCI, or a breach of the employment agreement by the employee. If the employment agreement is terminated for any of these reasons the employee, or her or his legal representatives, as the case may be, will be paid the salary provided by the employment agreement through the date of termination.

Compensation Committee Interlocks and Insider Participation

      CEL-SCI has a compensation committee comprised of Alexander Esterhazy, Dr. C. Richard Kinsolving and Dr. Peter Young, all of whom are outside directors.

      During the year ended September 30, 2010, no director of CEL-SCI was also an executive officer of another entity, which had an executive officer of CEL-SCI serving as a director of such entity or as a member of the compensation committee of such entity.

Stock Options

      The following tables show information concerning the options granted during the fiscal year ended September 30, 2010, to the persons named below.

                                 Options Granted
                                                        Exercise
                              Grant        Options     Price Per   Expiration
    Name                      Date       Granted (#)     Share        Date

   Maximilian de Clara       7/21/10       250,000      $ 0.48     7/20/20

   Geert Kersten             7/21/10       300,000      $ 0.48     7/20/20

   Patricia B. Prichep       7/21/10       150,000      $ 0.48     7/20/20

   Eyal Talor, Ph.D.         7/21/10       150,000      $ 0.48     7/20/20

   Daniel Zimmerman, Ph.D.   7/21/10       150,000      $ 0.48     7/20/20

   John Cipriano             7/21/10       150,000      $ 0.48     7/20/20


                                Options Exercised

                                           Shares
                       Date of           Acquired On            Value
                      Exercise            Exercise            Realized

                         -                    -                   -

      The following lists the outstanding options held by the persons named below:

                        Shares Underlying Unexercised
                              Options Which are:
                        -----------------------------    Exercise  Expiration
 Name                   Exercisable     Unexercisable      Price        Date

 Maximilian de Clara      23,333                           2.87       07/31/13
                          95,000 (1)                       1.94       08/31/13
                          70,000                           1.05       09/25/12
                          56,666                           1.05       05/01/13
                          50,000                           1.05       05/01/13
                          50,000                           1.05       04/12/12
                          60,000                           1.05       04/19/13
                          60,000                           1.38       03/22/11
                          75,000                           0.54       03/14/12
                          50,000                           0.61       09/02/14
                          50,000                           0.48       09/21/15
                         100,000                           0.58       09/12/16
                         200,000                           0.63       09/13/17
                         133,334                           0.62       03/04/18
                       1,436,250 (2)                       0.25       04/23/19
                          83,334                           0.38       07/20/19
                       ---------
                       2,592,917

                                           66,666          0.62       03/04/18
                                          500,000 (3)      0.38       07/06/19
                                          166,666          0.38       07/20/19
                                          250,000          0.48       07/20/20
                                         -------
                                         983,332

-------------------------------------------------------------------------------

 Geert R. Kersten         50,000                           1.05       11/01/13
                          14,000                           1.05       10/31/13
                          50,000                           1.05       07/31/13
                         224,000 (1)                       1.05       06/10/13
                          50,000                           1.05       09/25/12
                         150,000                           1.05       05/01/13
                          50,000                           1.05       05/01/13
                          50,000                           1.05       04/12/12
                          95,000 (1)                       1.94       08/31/13
                          60,000                           1.05       04/19/13
                          60,000                           1.38       03/22/11
                         560,000 (1)                       1.05       10/16/13
                         105,000                           0.54       03/14/12
                       1,890,000                           0.22       04/01/13
                          50,000                           0.61       09/02/14
                          50,000                           0.48       09/21/15
                         200,000                           0.58       09/12/16
                         200,000                           0.63       09/13/17
                         133,334                           0.62       03/04/18
                       1,838,609 (2)                       0.25       04/23/19

                        Shares Underlying Unexercised
                              Options Which are:
                        -----------------------------    Exercise  Expiration
 Name                   Exercisable     Unexercisable      Price        Date

Geert R. Kersten (cont'd) 100,000                          0.38       07/20/19
                          -------
                        5,979,943

                                           66,666          0.62       03/04/18
                                        4,000,000 (3)      0.38       07/06/19
                                          200,000          0.38       07/20/19
                                          300,000          0.48       07/20/20
                                          -------
                                        4,566,666

-------------------------------------------------------------------------------
 Patricia B. Prichep                        6,000          1.05       12/01/13
                          10,000                           1.05       11/30/13
                           9,500                           1.05       07/31/13
                           3,000                           1.05       12/31/12
                          35,000                           1.05       03/01/13
                          17,000                           1.05       12/01/13
                          15,000                           1.05       04/12/12
                          47,500 (1)                       1.94       08/31/13
                          23,000                           1.05       02/02/13
                          25,000                           1.18       12/08/13
                          30,000                           1.00       12/03/11
                         200,000 (1)                       1.05       10/16/13
                          10,500                           0.54       03/14/12
                          50,000                           0.33       04/26/12
                         243,000                           0.22       04/01/13
                         337,000                           0.22       04/01/13
                          50,000                           0.61       09/02/14
                          30,000                           0.48       09/21/15
                          90,000                           0.58       09/12/16
                         100,000                           0.63       09/13/17
                          66,667                           0.62       03/04/18
                         717,096 (2)                       0.25       04/23/19
                          50,000                           0.38       07/20/19
                         ------
                      2,165,263

                                           33,333          0.62       03/04/18
                                        3,000,000 (3)      0.38       07/06/19
                                          100,000          0.38       07/20/19
                                          150,000          0.48       07/20/20
                                          -------
                                        3,283,333

-------------------------------------------------------------------------------

 Eyal Talor, Ph.D.        15,500                           1.05       07/31/13
                          16,666                           1.05       03/16/13
                          15,000                           1.05       08/03/13
                          10,000 (1)                       1.94       08/31/13
                          20,000                           1.05       08/02/12

                        Shares Underlying Unexercised
                              Options Which are:
                        -----------------------------    Exercise  Expiration
 Name                   Exercisable     Unexercisable      Price        Date

Eyal Talor, Ph.D.(cont'd) 25,000                           1.76       11/10/13
                          35,000                           1.00       12/03/11
                        160,000 (1)                        1.05       10/16/13
                          50,000                           0.33       04/26/12
                         374,166                           0.22       04/01/13
                          50,000                           0.61       09/02/14
                          30,000                           0.48       09/21/15
                          80,000                           0.58       09/12/16
                         100,000                           0.63       09/13/17
                          66,667                           0.62       03/04/18
                         240,820 (2)                       0.25       04/23/19
                          50,000                           0.38       07/20/19
                        -------
                      1,338,819

                                           33,333          0.62       03/04/18
                                        3,000,000 (3)      0.38       07/06/19
                                          100,000          0.38       07/20/19
                                          150,000          0.48       07/20/20
                                       ---------
                                       3,283,333
-------------------------------------------------------------------------------

Daniel Zimmerman, Ph.D.  12,000                            1.05       12/31/13

                          7,000                            1.05       06/19/13
                         15,000                            1.05       02/19/13
                         30,000 (1)                        1.94       08/31/13
                         20,000                            1.05       02/02/13
                         20,000                            1.85       01/26/11
                        120,000 (1)                        1.05       10/16/13
                         41,000                            0.54       03/14/12
                         50,000                            0.33       04/16/12
                        392,000                            0.22       04/01/13
                         50,000                            0.61       09/02/14
                         30,000                            0.48       09/21/15
                         60,000                            0.58       09/12/16
                         75,000                            0.63       09/13/17
                         75,000                            0.62       03/04/18
                        200,000 (4)                        0.38       07/15/14
                      ---------
                      1,197,000
                                          150,000          0.48       07/20/20
                                          -------
                                          150,000

-------------------------------------------------------------------------------

 John Cipriano
                         20,000                            0.61       09/02/14
                         30,000                            0.48       09/21/15
                         60,000                            0.58       09/12/16

                        Shares Underlying Unexercised
                              Options Which are:
                        -----------------------------    Exercise  Expiration
 Name                   Exercisable     Unexercisable      Price        Date

 John Cipriano (cont'd)                    75,000          0.63       09/13/17
                          75,000                           0.62       03/04/18
                          33,334                           1.93       09/30/19
                          ------
                         293,334
                                           66,666          1.93       09/30/19
                                          150,000          0.48       07/20/20
                                          -------
                                          216,666

(1)   Options purchased by Employee through the Salary Reduction Plan.

(2) Options awarded to employees who did not collect a salary, or reduced or deferred their salary between September 15, 2008 and June 30, 2009. For example, Mr. de Clara, Mr. Kersten and Ms. Prichep did not collect any salary between September 30, 2008 and June 30, 2009.

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

Stock Option, Bonus and Compensation Plans

      CEL-SCI has Incentive Stock Option Plans, Non-Qualified Stock Option Plans, Stock Bonus Plans and a Stock Compensation Plan, all of which have been approved by CEL-SCI's stockholders. A summary description of these Plans follows. In some cases these Plans are collectively referred to as the "Plans".

      Incentive Stock Option Plans. The Incentive Stock Option Plans authorize the issuance of shares of CEL-SCI's common stock to persons who exercise options granted pursuant to the Plans. Only CEL-SCI's employees may be granted options pursuant to the Incentive Stock Option Plans.

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

      Stock Bonus Plans. Under the Stock Bonus Plans shares of CEL-SCI's common stock may be issued to CEL-SCI's employees, directors, officers, consultants and advisors, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction.

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

     In the discretion of the Committee, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Committee may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plans and any options granted pursuant to the Incentive Stock Option Plans or the Non-Qualified Stock Option Plans will be forfeited if the "vesting" schedule established by the Committee administering the Plans at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of CEL-SCI or the period of time a non-employee must provide services to CEL-SCI. At the time an employee ceases working for CEL-SCI (or at the time a non-employee ceases to perform services for CEL-SCI), any shares or options not fully vested will be forfeited and cancelled. At the discretion of the Committee payment for the shares of common stock underlying options may be paid through the delivery of shares of CEL-SCI's common stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of common stock may also be permitted at the discretion of the Committee.

      Options are generally non-transferable except upon death of the option holder. Shares issued pursuant to the Stock Bonus Plans will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Committee when the shares were issued.

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

      Summary. The following shows certain information as of November 30, 2010 concerning the stock options and stock bonuses granted by CEL-SCI. Each option represents the right to purchase one share of CEL-SCI's common stock.

                                Total       Shares
                               Shares     Reserved for   Shares     Remaining
                              Reserved    Outstanding   Issued as Options/Shares
Name of Plan                 Under Plans    Options   Stock Bonus   Under Plans
------------                 -----------  -----------  ----------  -------------

Incentive Stock Option Plans  17,100,000   10,593,041         N/A    5,920,225
Non-Qualified Stock
   Option Plans               33,760,000   21,691,146         N/A    8,468,436
Stock Bonus Plans             11,940,000          N/A   7,400,920    4,537,321
Stock Compensation Plan        9,500,000          N/A   5,386,531     2,113469

      Of the shares issued pursuant to CEL-SCI's Stock Bonus Plans 1,454,543 shares were issued as part of CEL-SCI's contribution to its 401(k) plan.

      The following table shows the weighted average exercise price of the outstanding options granted pursuant to CEL-SCI's Incentive and Non-Qualified Stock Option Plans as of September 30, 2010, CEL-SCI's most recent fiscal year end. CEL-SCI's Incentive and Non-Qualified Stock Option Plans have been approved by CEL-SCI's shareholders.

                                                                    Number of
                                                                   Securities
                                                                    Remaining
                                                                    Available
                                                                    For Future
                                                                     Issuance
                                                                   Under Equity
                                Number                            Compensation
                             of Securities                            Plans,
                             to be Issued    Weighted-Average       Excluding
                             Upon Exercise   Exercise Price of     Securities
                            of Outstanding   of Outstanding      Reflected in
Plan category                 Options (a)         Options           Column (a)
-------------                -------------   -----------------   --------------

Incentive Stock Option Plans   10,593,041        $ 0.40             5,920,225
Non-Qualified Stock
  Option Plans                 21,720,414        $ 0.50             8,468,436


ITEM 12. SECURITY  OWNERSHIP OF CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT AND
           RELATED STOCKHOLDER MATTERS

      The following table shows, as of November 30, 2010, information with respect to the only persons owning beneficially 5% or more of CEL-SCI's outstanding common stock and the number and percentage of outstanding shares owned by each director and officer of CEL-SCI and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

                                                              Percent of
Name and Address                   Number of Shares (1)        Class (3)
----------------                   ----------------           -----------


Maximilian de Clara                   6,441,690                   3.1%
Bergstrasse 79
6078 Lungern,
Obwalden, Switzerland

Geert R. Kersten                      9,355,855 (2)               4.4%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Patricia B. Prichep                   2, 992,116                  1.4%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Eyal Talor, Ph.D.                     1,787,122                   0.9%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Daniel H. Zimmerman, Ph.D.            1,531,522                   0.7%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

John Cipriano                           480,027                   0.2%
8229 Boone Blvd., Suite 802
Vienna, VA  22182

Alexander G. Esterhazy                  808,156                   0.4%
20 Chemin du Pre-Poiset
CH- 1253 Vandoeuvres
Geneve, Switzerland

C. Richard Kinsolving, Ph.D.            983,914                   0.5%
P.O. Box 20193
Bradenton, FL 34204-0193

Peter R. Young, Ph.D.                   809,424                   0.4%
5458 Beacon Hill Drive
Frisco, TX  75034

All Officers and Directors           25,189,826                  11.2%
as a Group (9 persons)


(1) Includes shares issuable prior to February 28, 2011 upon the exercise of options or warrants granted to the following persons:

                                          Options or Warrants Exercisable
      Name                                  Prior to February 28, 2011
      -----                               --------------------------------

      Maximilian de Clara                        6,090,456
      Geert R. Kersten                           5,979,943
      Patricia B. Prichep                        2,165,263
      Eyal Talor, Ph.D.                          1,338,819
      Daniel Zimmerman                           1,197,000
      John Cipriano                                293,334
      Alexander G. Esterhazy                       574,999
      C. Richard Kinsolving, Ph.D.                 681,667
      Peter R. Young, Ph.D.                        561,666


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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      None.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

      BDO USA, LLP served as CEL-SCI's independent registered public accountant for the two years ended September 30, 2010. The following table shows the aggregate fees billed to CEL-SCI for these years by BDO USA, LLP:

                                      Year Ended September 30,
                                      2010               2009
                                      ----               ----

Audit Fees                          $232,725          $219,675
Audit-Related Fees                        --                --
Tax Fees                                  --                --
All Other Fees                     $  44,126                --


      Audit fees represent amounts billed for professional services rendered for the audit of the CEL-SCI's annual financial statements and the reviews of the financial statements included in CEL-SCI's 10-Q reports for the fiscal year and all regulatory filings. All other fees were for services in connection with the preparation of the application for the PPACA grant. See Note 15 to the financial statements included with this report for more information.

Before BDO USA, LLP was engaged by CEL-SCI to render audit or non-audit services, the engagement was approved by CEL-SCI's audit committee. CEL-SCI's Board of Directors is of the opinion that the Audit Related Fees charged by BDO USA, LLP are consistent with BDO USA, LLP maintaining its independence from CEL-SCI.

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

3(c) Amended Articles                  Filed as Exhibit 3(c) to CEL-SCI's
     (Name change only)                Registration Statement on Form S-1
                                       Registration Statement (No. 33-34878).

3(d)Bylaws                             Incorporated by reference to Exhibit 3(b)
                                       of CEL-SCI's Registration Statement on
                                       Form S-1, Registration Nos.2-85547-D and
                                       33-7531.

4  Shareholders Rights Agreement       Incorporated by reference to Exhibit 4
                                       of CEL-SCI'S report on Form 8-K dated
                                       November 7, 2007.

5   Opinion of Counsel

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
     Securities Purchase Agreement.

10(h) Subscription Agreement (together  Incorporated by reference to Exhibit 10
      with Schedule required by         CEL-SCI's report on Form 8-K dated April
     Instruction 2 to Item 601 of       18, 2007.
     Regulation S-K) pertaining to
     April 2007 sale of 20,000,000
     shares of CEL-SCI's common stock,
     10,000,000 Series L warrants
     and 10,000,000 Series M Warrants.

10(i)Warrant Adjustment Agreement with  Incorporated by reference to Exhibit
     Laksya  Ventures                   10(i) of CEL-SCI's report on Form 8-K
                                        dated August 3, 2010.

10(j) Employment Agreement with          Incorporated by reference to Exhibit
       Patricia Prichep                  10(j) of CEL-SCI's report on Form 8-K
                                         dated August 30, 2010.

10(k)Employment Agreement with Eyal      Incorporated by reference to Exhibit
      Taylor                             10(k) of CEL-SCI's report on Form 8-K
                                         dated August 30, 2010.

10(l) Amendment to Employment Agreement  Incorporated by reference to Exhibit
      with Maximilian de Clara           10(l) of CEL-SCI's  report  on Form 8-K
                                         dated August 30, 2010.

10(m) Amendment to Development Supply
      and Distribution Agreement with
      Orient Europharma. (part of Exhibit
      10(m) has been omitted pursuant to
      a request for confidential treatment).

10(n) Licensing Agreement with Teva
      Pharmaceutical Industries Ltd. (parts
      of Exhibit 10(n) have been omitted
      pursuant to a request for confidential
      treatment.)

10(o) Lease Agreement (parts of Exhibit
      10(o) have been omitted pursuant to
      a request for confidential treatment).

10(p) Loan Agreements with Maximilian de
      Clara

10(q) Licensing Agreement with Byron      Incorporated  by  reference   to
      Biopharma                           Exhibit 10(i) of CEL-SCI's report on
                                          Form 8-K dated March 27, 2009.

10(r) At Market Issuance Sales Agreement with McNicoll, Lewis & Vlak LLC

10(z) Development, Supply and             Incorporated by reference to Exhibit
      Distribution Agreement with         Exhibit 10(z) filed with the
     Orient Europharma                    Company's report on  Form 10-K for the
                                          year ended September 30, 2003.

23.1  Consent of BDO USA, LLP

23.2  Consent of Hart & Trinen, LLP

31    Rule 13a-14(a) Certifications

32    Section 1350 Certifications

                CEL-SCI CORPORATION

                Consolidated Financial Statements for the Years
                Ended September 30, 2010, 2009, and 2008, and
                Report of Independent Registered Public Accounting Firm

CEL-SCI CORPORATION

TABLE OF CONTENTS


Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                  F-2

CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED
SEPTEMBER 30, 2010, 2009, AND 2008:

    Consolidated Balance Sheets                                          F-3

    Consolidated Statements of Operations                                F-5

    Consolidated Statements of Stockholders' Equity                      F-6

    Consolidated Statements of Cash Flows                                F-8

    Notes to Consolidated Financial Statements                           F-12

Report of Independent Registered Public Accounting Firm



Board of Directors and Stockholders
CEL-SCI Corporation
Reston, VA

We have audited the accompanying consolidated balance sheets of CEL-SCI Corporation as of September 30, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CEL-SCI Corporation at September 30, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 10, effective October 1, 2009, the Company adopted ASC 815-40, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to a Company's Own Stock".

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CEL-SCI Corporation's internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 10, 2010 expressed an unqualified opinion thereon.


                                               /s/ BDO USA, LLP
                                               ----------------

                                               Bethesda, Maryland

                                               December 10, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
CEL-SCI Corporation
Vienna, VA

We have audited CEL-SCI Corporation's internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CEL-SCI Corporation's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, CEL-SCI Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CEL-SCI Corporation as of September 30, 2010 and 2009, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended September 30, 2010 and our report dated December 10, 2010 expressed an unqualified opinion thereon.


                                               /s/ BDO USA, LLP
                                               ----------------

                                               Bethesda, Maryland

                                               December 10, 2010

                               CEL-SCI CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           SEPTEMBER 30, 2010 AND 2009

ASSETS                                             2010              2009
                                                  ------            ------
CURRENT ASSETS:
     Cash and cash equivalents                  $26,568,243       $33,567,516
     Prepaid expenses                               298,719            39,972
     Inventory used for R&D and manufacturing     1,476,234           399,474
     Deferred rent - current portion                751,338           806,425
     Deposits                                             -         1,585,064
                                                -----------       -----------
            Total current assets                 29,094,534        36,398,451

RESEARCH AND OFFICE EQUIPMENT AND
  LEASEHOLD IMPROVEMENTS-- less accumulated
  depreciation of $2,626,759 and $2,259,237       1,264,831         1,200,611
PATENT COSTS--less accumulated
  amortization of $1,205,690 and $1,132,612         356,079           423,104
RESTRICTED CASH                                      21,357            68,552
DEFERRED RENT - net of current portion            7,068,184         7,936,880
                                                -----------       -----------
TOTAL ASSETS                                    $37,804,985       $46,027,598
                                                ===========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable                              $ 1,497,383        $  793,148
  Accrued expenses                                  223,696            98,665
  Due to employees                                   45,808            49,527
  Related party loan                              1,104,057         1,107,339
  Deposits held                                           -            10,000
  Derivative instruments  - current portion         424,286                 -
                                                 ----------       -----------
            Total current liabilities             3,295,230         2,058,679

  Derivative instruments - net of
    current portion                               6,521,765        35,113,970
  Deferred revenue                                  125,000                 -
  Deferred rent                                       8,225            14,305
                                                -----------       -----------
            Total liabilities                     9,950,220        37,186,954
                                                -----------       -----------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
 Preferred stock, $.01 par value--authorized
  100,000 shares, issued and outstanding, -0-             -                 -
 Common stock, $.01 par value--authorized
  450,000,000 shares; issued and outstanding,
  204,868,853 and 191,972,021 shares at
  September 30, 2010 and 2009, respectively       2,048,689         1,919,720
 Additional paid-in capital                     187,606,044       173,017,978
 Accumulated deficit                           (161,799,968)     (166,097,054)
                                                -----------       -----------
            Total stockholders' equity           27,854,765         8,840,644
                                                -----------       -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                         $ 37,804,985       $46,027,598
                                               ============       ===========

                 See notes to consolidated financial statements

                               CEL-SCI CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  YEARS ENDED SEPTEMBER 30, 2010, 2009 AND 2008

                                             2010           2009        2008
                                          -----------    ----------   ---------

RENT INCOME AND OTHER                  $   153,300    $    80,093   $     5,065

OPERATING EXPENSES:
 Research and development (excluding
  R&D depreciation of $434,030, $329,866
  and $91,292 respectively, included
  below)                                 11,911,626     6,011,750     4,101,563
  Depreciation and amortization             516,117       417,205       215,060
  General & administrative                6,285,810     5,671,595     5,200,735
                                        -----------   -----------    ----------
            Total operating expenses     18,713,553    12,100,550     9,517,358
                                        -----------   -----------    ----------

OPERATING LOSS                          (18,560,253)  (12,020,457)   (9,512,293)
GAIN (LOSS) ON DERIVATIVE INSTRUMENTS    28,843,772   (28,491,650)    1,799,393
INTEREST INCOME                             362,236             -       483,252
INTEREST EXPENSE                           (162,326)     (397,923)     (473,767)
                                        -----------   -----------    ----------
NET INCOME (LOSS)                        10,483,429   (40,910,030)   (7,703,415)
MODIFICATIONS OF WARRANTS                (1,532,456)     (490,728)     (424,815)
                                        -----------   -----------    ----------
NET INCOME (LOSS) AVAILABLE TO COMMON
SHAREHOLDERS                            $ 8,950,973  $(41,400,758   $(8,128,230)
                                        ===========  ============   ===========
NET INCOME (LOSS) PER COMMON SHARE
      BASIC                             $      0.04  $      (0.31)  $     (0.07)
      DILUTED                           $     (0.05) $      (0.31)  $     (0.07)
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING
      BASIC                             202,102,859   133,535,050   117,060,866
      DILUTED                           226,277,913   133,535,050   117,060,866

                 See notes to consolidated financial statements.

                                 CEL-SCI CORPORATION
                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                    YEARS ENDED SEPTEMBER 30, 2010, 2009 AND 2008

                                                            Additional
                                Common          Stock         Paid-In       Accumulated
                                Shares          Amount        Capital         Deficit            Total
                              ----------       ---------    ------------    ------------       ---------

BALANCE, SEPTEMBER 30, 2007  115,678,662      $1,156,787   $130,081,378    $(116,568,066)     $14,670,099

Sale of common stock           1,383,389          13,834      1,023,708                         1,037,542
401(k) contributions paid
  in common stock                205,125           2,051        106,539                           108,590
Issuance of common stock
  to employees                 1,789,451          17,894      1,306,580                         1,324,474

Exercise of stock options         50,467             505         13,898                            14,403
Correction of stock
  overpayment pricing                                             1,471                             1,471
Stock issued to
  nonemployees for service     1,689,000          16,890        251,858                           268,748
Issuance of stock options
  to nonemployees                                                12,342                            12,342
Employee option cost                                            561,387                           561,387
Modification of stock options                                   564,189                           564,189
Financing costs                                                 (23,795)                          (23,795)
Dividends                                                       424,815         (424,815)               -

Net loss                                                                      (7,703,415)      (7,703,415)
                              ----------        ---------    -----------     -----------        ---------

BALANCE, SEPTEMBER 30,
2008                         120,796,094       $1,207,961   $134,324,370   $(124,696,296)     $10,836,035


                                                                 (continued)

                                 CEL-SCI CORPORATION
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (cont'd)
                    YEARS ENDED SEPTEMBER 30, 2010, 2009 AND 2008

                                                  Additional

                                                            Additional
                                Common          Stock         Paid-In       Accumulated
                                Shares          Amount        Capital         Deficit            Total
                              ----------       ---------    ------------    ------------       ---------

Sale of common stock          45,451,547       $ 454,515    $31,788,201                       $32,242,716
401(k) contributions paid
  in common stock                 91,766             917         56,912                            57,829
Exercise of stock options     15,659,116         156,591      8,524,663                         8,681,254
Stock issued to
  nonemployees for service     3,316,438          33,164      1,528,179                         1,561,343

Stock issued to employees      1,324,385          13,244        672,614                           685,858
Stock issued for
  principal payments on
  Series K notes                 972,753           9,728        275,272                           285,000
Stock issued for interest
  on Series K Notes              177,403           1,774         41,111                            42,885
Issuance of stock options
  and warrants to
  nonemployees                                                  449,641                           449,641
Loss on conversion of
  convertible debt                                            2,145,754                         2,145,754
Issuance of warrants for
  short term loan                                                65,796                            65,796
Modification of options                                           6,142                             6,142
Employee option cost                                          1,699,448                         1,699,448
Premium on loan from
  shareholder                                                   489,776                           489,776
Conversion of convertible debt                                                                          -
  into common stock            3,015,852           30,159      1,176,182                         1,206,341
Cost of derivative
  liabilities                                                (8,632,217)                       (8,632,217)
Financing costs                                              (2,072,927)                       (2,072,927)
Dividends                      1,166,667           11,667        479,061        (490,728)               -
Net loss                                                                     (40,910,030)     (40,910,030)
                              ----------        ---------    -----------     -----------      -----------
BALANCE, SEPTEMBER 30,
2009                         191,972,021        1,919,720    173,017,978    (166,097,054)       8,840,644

401(k) contributions paid
  in common stock                182,233            1,822        110,503                          112,325
Exercise of warrants and
  stock options               12,249,441          122,495      6,186,379                        6,308,874
Stock issued to employees and
  nonemployees for service       465,158            4,652      1,236,374                        1,241,026
Exercise of derivative
  liabilities                                                  5,510,490                        5,510,490
Modification of stock
  options and warrants                                           227,921                          227,921

Employee option cost                                           1,316,399                        1,316,399

Adoption of ASC 815-40                                                        (6,186,343)      (6,186,343)

Net income                                                                    10,483,429       10,483,429
                              ----------        ---------    -----------     -----------        ---------

BALANCE, SEPTEMBER 30,
2010                         204,868,853       $2,048,689   $187,606,044   $(161,799,968)     $27,854,765
                             ===========       ==========   ============   =============      ===========

                 See notes to consolidated financial statements

                               CEL-SCI CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  YEARS ENDED SEPTEMBER 30, 2010, 2009 AND 2008

                                          2010          2009            2008
                                       ----------    ----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                   $10,483,429   $(40,910,030)  $(7,703,415)
  Adjustments to reconcile net
    income (loss) to net cash
    used for operating activities:

  Depreciation and amortization           516,117        417,205       215,060
    Issuance of stock options and
      warrants to nonemployees for
      services                                 -         449,641        12,342
    Issuance of common stock for
      services                         1,241,026       1,561,343       268,748
    Correction of stock overpayment
       pricing                                 -               -         1,471
      Premium on loan                          -         341,454             -
      Loan premium adjustment                  -         489,776             -
      Amortization of loan premium        (3,282)       (338,172)            -
      Modification of stock options
        and warrants                     227,921           6,142       564,189

      Issuance of stock to employees           -         685,858     1,324,474
      Loss on conversion of
        convertible notes                      -       2,145,754             -
      Employee option cost             1,316,399       1,699,448       561,387
      Common stock contributed to
        401(k) plan                      112,325          57,829       108,590
      Warrants issued in
        consideration for loan                 -          65,796             -
      Impairment loss on abandonment
        of patents                        13,877         138,525         8,114
      Loss on retired equipment            2,323             270           595
      Deferred rent                       (6,080)          7,688         5,151
      Amortization of discount on
        convertible note                       -         193,980       249,106
      (Gain)/loss on derivative
        instruments                  (28,843,772)     25,514,667    (1,799,393)
 Change in assets and
  liabilities:
    Decrease/(increase) in deposits    1,585,064           4,764    (1,575,000)
    Decrease/(increase) in deferred
      rent                               955,842         622,350      (142,117)
    (Increase)/decrease in prepaid
      expenses                          (258,747)        (12,763)        7,369
    Increase in inventory used in
      R&D and manufacturing           (1,076,760)         (4,304)       (9,520)
    Increase/(decrease) in
      accounts payable                   693,799         343,208       (36,622)
    Increase/(decrease) in
      accrued expenses                   125,031         (14,514)       14,576
    Decrease in accrued interest on
      convertible debt                         -          (2,674)      (23,237)
    Increase in deferred revenue         125,000               -             -
    (Decrease)/increase in due to
      employees                           (3,719)         13,450         9,342
    (Decrease)/increase in
      deposits held                      (10,000)         10,000        (3,000)
                                    ------------    ------------   -----------

Net cash used in operating
  activities                         (12,804,207)     (6,513,309)   (7,941,790)
                                    ------------    ------------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Additional investment in
   manufacturing facility                (32,059)       (505,225)   (2,359,473)
 Decrease in restricted cash              47,195         919,100     1,180,977
 Investment in available-for-sale
   securities                                  -               -    (6,000,000)
 Sale of investments in
   available-for-sale securities               -         200,000     5,800,000
 Purchases of equipment                 (493,736)       (191,868)   (1,023,011)
 Expenditures for patent costs           (25,340)        (53,290)     (121,616)
                                    ------------    ------------   -----------
     Net cash (used in) provided by
       investing activities             (503,940)        368,717    (2,523,123)
                                    ------------    ------------   -----------


                                                                     (continued)
                See notes to consolidated financial statements.

                              CEL-SCI CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS (cont'd)
                 YEARS ENDED SEPTEMBER 30, 2010, 2009 AND 2008

                                          2010          2009            2008
                                       ----------    ----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common
    stock                             $         -   $ 32,242,716   $ 1,037,542
  Proceeds from exercise of warrants
    and stock options                   6,308,874      8,681,254        14,403
  Proceeds from short-term loan                 -      3,104,057     1,956,803
  Repayment of short-term loan                  -     (2,200,000)   (1,756,803)
  Principal payments on convertible
    debt                                        -       (754,250)   (1,045,000)
  Costs for equity related transactions         -     (2,072,927)      (23,795)
                                     ------------   ------------   -----------
     Net cash provided by financing
           activities                   6,308,874     39,000,850       183,150
                                     ------------   ------------   -----------
NET (DECREASE) INCREASE
  IN CASH AND CASH EQUIVALENTS         (6,999,273)    32,856,258   (10,281,763)

CASH AND CASH EQUIVALENTS, BEGINNING
OF YEAR                                33,567,516        711,258    10,993,021
                                     ------------   ------------   -----------
CASH AND CASH EQUIVALENTS,
  END OF YEAR                        $ 26,568,243   $ 33,567,516   $   711,258
                                     ============   ============   ==========

CONVERSION OF CONVERTIBLE DEBT
  INTO COMMON STOCK:
    Decrease in convertible debt     $          -   $  1,206,341   $         -
    Increase in common stock                    -        (30,159)            -
    Increase in additional paid-in
      capital                                   -     (1,176,182)            -
                                     ------------   ------------   -----------
                                     $          -   $          -   $         -
                                     ============   ============   ===========
CONVERSION OF INTEREST ON
  CONVERTIBLE DEBT INTO COMMON STOCK:
    Decrease in accrued liabilities  $          -   $     42,885   $         -
    Increase in common stock                    -         (1,774)            -
    Increase in additional paid-in
      capital                                   -        (41,111)            -
                                     ------------   ------------   -----------
                                     $          -   $          -   $         -
                                     ============   ============   ===========
PAYMENT OF CONVERTIBLE DEBT PRINCIPAL
WITH
COMMON STOCK:
     Decrease in convertible debt    $          -   $    285,000   $         -
     Increase in common stock                   -         (9,728)            -
     Increase in additional paid-in
       capital                                  -       (275,272)            -
                                     ------------   ------------   -----------
                                     $          -   $          -   $         -
                                     ============   ============   ===========
ISSUANCE OF WARRANTS:
  Increase in derivative
    liabilities                      $          -   $ (8,877,217)  $  (891,336)
  Increase in discount on notes
    payable                                     -        245,000             -
  Decrease in additional paid-in
    capital                                     -      8,632,217       891,336
                                     ------------   ------------   -----------
                                     $          -   $          -   $         -
                                     ============   ============   ===========
EXERCISE OF DERIVATIVE LIABILITIES:
  Decrease in derivative liabilities $  5,510,490   $          -   $         -
  Increase in additional paid-in
    capital                            (5,510,490)             -             -
                                     ------------   ------------   -----------
                                     $          -   $          -   $         -
                                     ============   ============   ===========
MODIFICATION OF WARRANTS:
  Increase in additional paid-in
    capital                          $ (1,532,456)  $    (24,061)  $  (173,187)
  Decrease in additional paid-in
    capital                             1,532,456         24,061       173,187
                                     ------------   ------------   -----------
                                     $          -   $          -   $         -
                                     ============   ============   ===========

                See notes to consolidated financial statements.
                                                                     (continued)

                             CEL-SCI CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (cont'd)
                YEARS ENDED SEPTEMBER 30, 2010, 2009 AND 2008

                                          2010          2009            2008
                                       ----------    ----------     -----------
  ACCOUNTS PAYABLE:
    Increase in patent costs         $          -   $      7,285   $    14,013
    Increase in accounts payable                -         (7,285)      (14,013)
                                     ------------   ------------   -----------
                                     $          -   $          -   $         -
                                     ============   ============   ===========
EQUIPMENT COSTS INCLUDED IN
  ACCOUNTS PAYABLE:
    Increase in research and office
      equipment                      $     10,436   $    15,147    $   201,998
    Increase in accounts payable          (10,436)      (15,147)      (201,998)
                                     ------------   ------------   -----------
                                     $          -   $          -   $         -
                                     ============   ============   ===========
WARRANTS ISSUED FOR LOAN:
     Increase in debt discount       $          -   $     65,796   $         -
     Increase in additional paid-in
       capital                                  -        (65,796)            -
                                     ------------   ------------   -----------
                                     $          -   $          -   $         -
                                     ============   ============   ===========
STOCK MODIFICATION RECORDED AS
DIVIDEND
     Increase in common stock        $          -   $    (11,667)  $         -
     Increase additional paid-in
       capital                                  -       (479,061)     (424,815)
     Increase accumulated deficit               -        490,728       424,815
                                     ------------   ------------   -----------
                                     $          -   $          -   $         -
                                     ============   ============   ===========
ADOPTION OF ASC 815-40
     Increase in derivative
       liabilities                   $ (6,186,343)  $          -   $         -
     Increase in accumulated deficit    6,186,343              -             -
                                     ------------   ------------   -----------
                                     $          -   $          -   $         -
                                     ============   ============   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
    INFORMATION:

Cash expenditure for interest
  expense                            $   162,326    $    115,559   $   224,662


                See notes to consolidated financial statements.

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   CEL-SCI Corporation (the "Company") was incorporated on March 22, 1983, in the state of Colorado, to finance research and development in biomedical science and ultimately to engage in marketing and selling products.

   The Company's lead product, Multikine(R), is being developed for the treatment of cancer. Multikine is a patented immunotherapeutic agent consisting of a mixture of naturally occurring cytokines, including interleukins, interferons, chemokines and colony-stimulating factors, currently being developed for the treatment of cancer. Multikine is designed to target the tumor micro-metastases that are mostly responsible for treatment failure. The basic concept is to add Multikine to the current cancer treatments with the goal of making the overall cancer treatment more successful. Phase II data indicated that Multikine treatment resulted in a substantial increase in the survival of patients. The lead indication is advanced primary head & neck cancer. Since Multikine is not tumor specific, it may also be applicable in many other solid tumors.

   Significant accounting policies are as follows:

a. Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Viral Technologies, Inc. (VTI). All significant intercompany transactions have been eliminated upon consolidation. Certain amounts from 2009 consolidated financial statements have been reclassified to conform to 2010 consolidated financial statement presentation. One such reclassification is the reclassification of derivative instruments of $35,113,970 from current liabilities to long-term liabilities on the September 30, 2009 consolidated balance sheet.

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

e. Deposits--The deposit on September 30, 2009 was for the manufacturing facility ($1,575,000) required by the lease agreement, but was refunded in February 2010, after the Company met the cash requirements of the lease.

f. Research and Office Equipment and Leasehold Improvements--Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the terms of the lease. Repairs and maintenance which do not extend the life of the asset are expensed when incurred. The fixed assets are reviewed on a quarterly basis to determine if any of the assets are impaired. Depreciation expense for the years ended September 30, 2010, 2009 and 2008 totaled $437,629, $330,820, and $133,604, respectively. During the years ended September 30, 2010, 2009 and 2008, equipment with a net book value of $2,323, $270 and $595 was retired.

g. Patents--Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years). In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss is the difference between the estimated fair value of the asset and its carrying value. During the years ended September 30, 2010, 2009 and 2008, the Company recorded patent impairment charges of $13,877, $138,525, and $8,114, respectively, for the net book value of patents abandoned during the year. These amounts are included in general and administrative expenses. Amortization expense for the years ended September 30, 2010, 2009 and 2008 totaled $78,488, $86,385, and $81,456, respectively. The Company estimates that amortization expense will be approximately $71,200 for each of the next five years, totalling $356,000.

h. Deferred Rent-- Interest on the deferred rent is calculated at 3% on the funds deposited on the manufacturing facility and for September 30, 2010, is included in the deferred rent. This interest income will be used to offset future rent. On September 30, 2010, the Company has included in deferred rent the following: 1) deposit on the manufacturing facility ($3,150,000); 2) the fair value of the warrants issued to lessor ($1,481,040); 3) additional investment ($2,889,409); 4) deposit on the cost of the leasehold improvements for the manufacturing facility ($1,786,591), 5) amortization of deferred rent ($(1,682,053)); and 6) accrued interest on deposit ($194,535).

   On September 30, 2009, the Company has included in deferred rent the following: 1) deposit on the manufacturing facility ($3,150,000); 2) the fair value of the warrants issued to lessor ($1,731,667); 3) additional investment ($2,864,698); 4) deposit on the cost of the leasehold improvements for the manufacturing facility ($1,786,591); 5) amortization of deferred rent ($(882,338)); and 6) accrued interest on deposit ($92,687).

i. Deferred Rent (liability)--The deferred rent (liability) is amortized on a straight-line basis over the term of the lease with the offset going against rent expense.

j. Derivative Instruments--The Company entered into financing arrangements that consisted of freestanding derivative instruments or were hybrid instruments that contained embedded derivative features. The Company accounted for these arrangement in accordance with Codification 815-10-50, "Accounting for Derivative Instruments and Hedging Activities", "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". In accordance with accounting principles generally accepted in the United States ("GAAP"), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the statement of financial position and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features cannot be reliably measured, the Company measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings. The Company determined the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument and precluding the use of "blockage" discounts or premiums in determining the fair value of a large block of financial instruments. Fair value under these conditions does not necessarily represent fair value determined using valuation standards that give consideration to blockage discounts and other factors that may be considered by market participants in establishing fair value. The convertible debt associated with the Series K convertible notes was all either repaid or converted into the Company's common stock before September 30, 2009. The remaining warrants associated with Series K are valued at $5,372,598 on September 30, 2009 and are shown in the balance sheet in long term liabilities. Warrants exercised during the year ended September 30, 2010 totaled $534,088 in funds received by the Company. In addition, the Company recognized a gain of $280,223 on the exercise of the Series K warrants. Outstanding warrants associated with Series K are valued at $1,002,502 at September 30, 2010. The Company recorded a gain of $2,856,355 on the remaining Series K for the year ending September 30, 2010.

   The Company issued other warrants during the year ended September 30, 2009 that are accounted for as derivative liabilities. See Note 6. At September 30, 2009, the fair value of these derivative instruments totaled $29,741,372 and is shown on the balance sheet in long term liabilities. At September 30, 2010, the fair value of these derivative instruments totaled $4,037,067. There were 8,813,088 Series A warrants exercised during the year ended September 30, 2010, that brought in $4,406,544 in funds to the Company. In addition, the Company recognized a gain of $8,433,451 on the exercise of the Series A warrants. The fair value of these derivative liabilities will be adjusted at the end of each interim accounting period as well as at the end of each fiscal year as long as they are outstanding. The Company recorded a gain of $12,993,883 on the remaining Series A through E warrants for the year ending September 30, 2010.

   Also included in derivative liabilities are warrants issued to investors in August 2008. These warrants were valued at $1,906,482 on September 30, 2010, which resulted in a gain of $4,279,860 for the year ended September 30, 2010.

k. Research and Development Grant Revenues--The Company's grant arrangements are handled on a reimbursement basis. Grant revenues under the arrangements are recognized as grant revenue when costs are incurred. The Company is currently not receiving funds from any grants.

l. Research and Development Costs--Research and development expenditures are expensed as incurred. Total research and development costs, excluding depreciation, were $11,911,626, $6,011,750, and $4,101,563 for the years ended September 30, 2010, 2009 and 2008.

m. Net Income (Loss) Per Common Share--Net income (loss) per common share is computed by dividing the net income (loss) by the weighted average number of common shares outstanding during the period. Potentially dilutive common stock equivalents, including convertible preferred stock, convertible debt and options to purchase common stock, are included in the calculation unless the result is antidilutive.

n. Concentration of Credit Risk--Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company maintains its cash and cash equivalents with high quality financial institutions. At times, these accounts may exceed federally insured limits. The Company has not experienced any losses in such bank accounts. The Company believes it is not exposed to significant credit risk related to cash and cash equivalents.

o. Income Taxes-- The Company has net operating loss carryforwards at September 30, 2010 of approximately $115 million. The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.

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

q. Recent Accounting Pronouncements--In March 2008, the FASB issued Codification 815-20-50-1, "Disclosures about Derivative Instruments and Hedging Activities
   - an amendment of FASB Statement No. 133", which changes disclosure requirements for derivative instruments and hedging activities. The statement is effective for periods ending on or after November 15, 2008, with early application encouraged. The Company has adopted this topic with no impact on its consolidated financial statements.

   In June 2008, the FASB issued EITF 07-5, "Determining Whether an Instrument (or Embedded Feature) Is Indexed to a Company's Own Stock". EITF 07-5 is now known as Codification 815-40-15-7 and it supersedes EITF 01-6 and provides revised guidance for, "...the determination of whether an instrument (or an embedded feature) is indexed to an entity's own stock, which is the first part of the scope exception in paragraph 11(a) of Statement 133, now known as Codification 815-10-50. If an instrument (or an embedded feature) that has the characteristics of a derivative instrument under Codification 815-10-50 is indexed to an entity's own stock, it is still necessary to evaluate whether it is classified in stockholders' equity (or would be classified in stockholders' equity if it were a freestanding instrument)." Specifically, Codification 815-40-15-7 provides a two-step process:

      Step 1: Evaluate the instrument's contingent exercise provisions, if any. Step 2: Evaluate the instrument's settlement provisions.

   Codification 815-40-15-7 was effective for the Company as of January 1, 2009 and was applied to outstanding instruments as of October 1, 2009.

   Based on this analysis, the Company has determined that some of its warrants are subject to Codification 815-10-50 and must be revalued at the end of every reporting period, with changes to the fair value of the warrants to be accounted for as derivative gains or losses in the income statement. For further discussion, see Note 10.

   In September 2008, the FASB issued Codification 815-10-50-1A, "Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161". This codification applies to credit derivatives within the scope of ASC 815 and hybrid instruments that have embedded credit derivatives. It deals with disclosures related to these derivatives and is effective for reporting periods ending after November 15, 2008. It also clarifies the effective date of Codification 815-20-50-1 as any reporting period beginning after November 15, 2008. The impact of the adoption of this codification did not have a material effect on the Company's consolidated financial statements.

   In April 2009, the FASB issued Codification 825-10-65-1, "Interim
   Disclosures about Fair Value of Financial Instruments". This topic amends FASB Statement No. 107, "Disclosures about Fair Values of Financial Instruments", to require disclosures about fair values of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This topic became effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this codification for the period ended June 30, 2009. There was no significant impact from this adoption on the Company's consolidated financial statement.

   In May 2009, the FASB issued Codification 855-10-50, "Subsequent Events" which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This topic became effective for the Company for the period ended June 30, 2009. The impact of the adoption was not significant.

   In January 2010, the FASB amended Codification 820-10, "Improving Disclosures about Fair Value Measurement", effective for interim periods beginning after December 15, 2009. This amendment changes disclosures required for interim and annual periods with respect to fair value measurements. The Company has adopted the change in the disclosure requirements and the effect was immaterial.

r. Stock-Based Compensation-- The Company recognized expense of $1,316,399 for options issued or vested during the fiscal year ended September 30, 2010, expense of $1,699,448 for options issued or vested during the fiscal year ended September 30, 2009 and expense of $561,387 for options issued or vested during the fiscal year ending September 30, 2008. This expense was recorded as general and administrative expense. The Company received a total of $36,330 and $282,841 from the exercise of options during the year ended September 30, 2010 and 2009, respectively. The following table summarizes stock option activity for the year ended September 30, 2010.

Non-Qualified Stock Option Plan
-------------------------------
                                       Outstanding                                           Exercisable
                       ----------------------------------------------     -----------------------------------------------


                                                                                                  Weighted
                                               Weighted                                           Average
                                   Weighted     Average                              Weighted    Remaining
                        Number      Average    Remaining     Aggregate     Number     Average     Contractual     Aggregate
                         of        Exercise   Contractual    Intrinsic       of       Exercise      Term         Intrinsic
                        Shares      Price     Term (Years)     Value       Shares      Price       (Years)         Value
                      ---------   ----------  -----------    ---------    --------   -----------  -----------    -----------

Outstanding at        19,578,091     $ 0.48      7.70       23,979,937    7,400,431    $ 0.61         4.18         7,676,815
  October 1, 2009

Vested                                                                      812,669    $ 0.53
Granted                1,453,450     $ 0.57      9.74          106,592                                9.74           106,592
Exercised                (18,625)    $ 0.31      8.31            6,224      (18,625)    $ 0.31        8.31             6,224
Forfeited                 (4,500)    $ 0.77
Expired                  (30,502)    $ 1.05                                 (30,502)    $ 1.05

Outstanding at
 September 30, 2010   20,977,914     $ 0.49      7.18        4,209,476    8,163,973     $ 0.62        4.47         1,135,673


Incentive Stock Option Plan
---------------------------
                                       Outstanding                                           Exercisable
                       ----------------------------------------------     -----------------------------------------------

                                                                                                  Weighted
                                               Weighted                                           Average
                                   Weighted     Average                              Weighted    Remaining
                        Number      Average    Remaining     Aggregate     Number     Average     Contractual     Aggregate
                         of        Exercise   Contractual    Intrinsic       of       Exercise      Term         Intrinsic
                        Shares      Price     Term (Years)     Value       Shares      Price       (Years)         Value
                      ---------   ----------  -----------    ---------    --------   -----------  -----------    -----------

Outstanding at         9,598,874     $ 0.39       7.03      12,859,317    8,548,876    $ 0.38        6.99         11,525,319
 October 1, 2009

Vested                                                                      449,999    $ 0.49
Granted                1,100,000     $ 0.61       9.76          31,000                 $ 0.61        9.76             31,000
Exercised                (71,333)    $ 0.43       1.74          22,400      (71,333)   $ 0.43        1.74             22,400
Expired                  (34,500)    $ 2.25                                 (34,500)   $ 2.25

Outstanding at
 September 30, 2010   10,593,041     $ 0.40       6.65       3,101,582    8,893,042    $ 0.38         6.02         2,794,276


      The total intrinsic value of options exercised during the fiscal years 2010, 2009 and 2008 was $32,999, $242,634 and $5,784, respectively.

      The weighted average fair value at the date of grant for options granted during fiscal years 2010, 2009 and 2008 was $0.52, $0.28 and $0.51, respectively.

      A summary of the status of the Company's non-vested options as of September 30, 2010 is presented below:

Non-qualified Stock Option Plan:
                                             Weighted
                                             Number of             Average
                                              Shares                Price
                                            ----------            ---------

      Nonvested at October 1, 2007           1,439,986             $0.51
         Vested                               (616,328)
         Granted                             1,039,000
         Forfeited                              (9,332)
                                           -----------

      Nonvested at September 30, 2008        1,853,326             $0.61
         Vested                             (1,566,280)
         Granted                            11,895,614             $0.31
         Forfeited                              (5,000)
                                           -----------

      Nonvested at September 30, 2009       12,177,660             $0.40
         Vested                               (812,669)
         Granted                             1,453,450             $0.50
         Forfeited                              (4,500)
                                           -----------

      Nonvested at September 30, 2010       12,813,941             $0.40
                                            ==========


Incentive Stock Option Plan:
                                             Weighted
                                             Number of             Average
                                              Shares                Price
                                            ----------            ---------

      Nonvested at October 1, 2007             603,332             $0.49
         Vested                               (280,001)
         Granted                               300,000
         Forfeited                                   -
                                           -----------
      Nonvested at September 30, 2008          623,331            $ 0.62
         Vested                             (4,556,108)
         Granted                             4,982,775             $0.22
         Forfeited                                   -
                                           -----------
      Nonvested at September 30, 2009        1,049,998             $0.45
         Vested                               (449,999)
         Granted                             1,100,000             $0.55
         Forfeited                                   -
                                           -----------
      Nonvested at September 30, 2010        1,699,999             $0.54
                                             =========

   In fiscal year 2010, the Company issued 2,553,450 stock options to employees and directors at a fair value of $1,333,831, ($0.52 fair value per option), at a weighted average exercise price of $0.59 per share. In fiscal year 2009, the Company issued 16,878,389 stock options to employees and directors at a fair value of $4,725,949, ($0.28 fair value per option), at a weighted average exercise price of $0.343 per share. In fiscal year 2008, the Company issued 1,339,000 stock options to employees and directors at a fair value of $677,661, at a weighted average exercise price of $0.51 per share. On September 30, 2010, the Company had 14,513,940 options that were unvested at a fair value of $5,333,797, which is a weighted average fair value of $0.37 per share with a weighted average remaining vesting life of 1.87 years. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                              2010         2009         2008
                                              ----         ----         ----

      Expected stock price volatility      98.6-104.5%   79.5-80.2%      79-81%
      Risk-free interest rate               2.54-4.01%   2.82-3.72%  3.68-4.53%
      Expected life of options           9.63-10 Years     10 Years    10 Years
      Expected dividend yield                        -            -           -

   The Company's stock options are not transferable, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. The Company has based its assumption for stock price volatility on the variance of daily closing prices of the Company's stock. The risk-free rate of return used for fiscal years 2010, 2009 and 2008 equals the yield on ten-year zero-coupon U.S. Treasury issues on the grant date. Historical data was used to estimate option exercise and employee termination within the valuation model. The expected term of options represents the period of time that options granted are expected to be outstanding and has been determined based on an analysis of historical exercise behavior. No discount was applied to the value of the grants for non-transferability or risk of forfeiture.

2.   SERIES K CONVERTIBLE DEBT

     In August 2006, the Company issued $8,300,000 million in aggregate principal amount of convertible notes (the "Series K Notes") together with warrants to purchase 4,825,581 shares of the Company's common stock (the "Series K Warrants"). Additionally, in connection with issuance of the Series K Notes and Series K Warrants, the placement agent received a fee of $498,000 and 386,047 fully vested warrants (the "Placement Agent Warrants") to purchase shares of the Company's common stock. Net proceeds were $7,731,290, net of $568,710 in direct transaction costs, including the placement agent fee. The Series K convertible debt has all either been repaid or converted into shares of the Company's common stock as of September 2009.

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

     The Series K Notes bore interest at the greater of 8% or LIBOR plus 300 basis points, and were required to be repaid in thirty equal monthly installments of $95,000 beginning on March 4, 2007 and continuing through September 4, 2010. The remaining principal balance of $950,000 was required to be repaid on August 4, 2011; however, holders of the Series K Notes were allowed to require the repayment of the entire remaining principal balance at any time after August 4, 2009. Interest had been payable quarterly beginning in September 30, 2006. Each payment of principal and accrued interest could be settled in cash or in shares of common stock at the option of the Company. The number of shares deliverable under the share-settlement option was determined based on the lower of (a) $0.86 per share, as adjusted pursuant to the terms of the Series K Notes or (b) 90% applied to the arithmetic average of the volume-weighted-average trading prices for the twenty day period immediately preceding each share settlement.

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

     Upon issuance of the Series K Notes and Series K Warrants, the Company allocated proceeds received to the Series K Notes and the Series K Warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Series K Notes to be $6,565,528. The Series K Notes were immediately marked to fair value resulting in a derivative liability in the amount of $9,728,793 and the Company recognized a charge of $3,163,265, which was recorded as costs associated with convertible debt. As of September 30, 2008, the fair value of the Series K Notes was $1,943,240, and the Company recognized a total gain of $1,799,393 on the convertible debt and associated warrants during the year ended September 30, 2008. A debt discount in the amount of $1,734,472 was amortized to interest expense using the effective interest method over the expected term of the Series K Notes. During the year ended September 30, 2009, the Company recorded interest expense of $193,980 in related amortization of the debt discount. During the year ended September 30, 2008, the Company recorded interest expense of $249,106 in related amortization of the debt discount over the term of the Series K Notes.

     Upon issuance, the Series K Warrants and Placement Agent Warrants did not meet the requirements for equity classification set forth in Codification 815-10-50, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," because such warrants (a) must be settled in registered shares and (b) are subject to substantial liquidated damages if the Company is unable to maintain the effectiveness of the resale registration of the shares. Therefore such warrants were accounted for as freestanding derivative instruments pursuant to the provisions of Codification 815-10. Accordingly, the Company allocated $2,570,138 of the initial proceeds to the Series K Warrants and immediately marked them to fair value resulting in a derivative liability of $2,570,138 and recognized a charge of $835,666, which was recorded as costs associated with convertible debt. As of September 30, 2008, the fair value of the Series K Warrants was $995,793. The Company paid $568,710 in cash transaction costs and incurred another $223,907 in costs based upon the fair value of the Placement Agent Warrants, which was recorded as costs associated with convertible debt. Such costs were expensed immediately as part of fair value adjustments required in connection with the convertible debt instrument and the Company's irrevocable election to initially and subsequently measure the Series K Notes at fair value. As of September 30, 2008, the fair value of the Placement Agent Warrants was $79,664. In connection with the June 2009 financing, the Series K notes and warrants were repriced to $0.40. As of September 30, 2009, the fair value of the remaining investor and broker warrants was $5,372,598. During the fiscal year ended September 30, 2010, 1,335,221 Series K warrants were exercised, on which the Company recognized a gain on conversion of $280,223. When the warrants were exercised, $1,233,518 of the Series K warrants was converted from derivative liabilities to equity. At September 30, 2010, the fair value of the remaining investor and broker warrants was $1,002,502.

     During the year ended September 30, 2009, all remaining convertible debt was converted into common stock or was repaid in accordance with the terms of the agreement. $24,375 was repaid at 120% and $1,206,341 in convertible debt was converted into 3,015,852 shares of common stock during the year ended September 30, 2009.

3.    OPERATIONS AND FINANCING

   The Company has incurred significant costs since its inception in connection with the acquisition of certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities, and clinical trials. The Company has funded such costs with proceeds from the public and private sale of its common and preferred stock. The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts. To date, the Company has not generated any revenue from product sales. The ability of the Company to complete the necessary clinical trials and obtain Federal Drug Administration (FDA) approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

   The Company has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine. Since the Company was able to raise substantial capital during 2009, the Company is currently preparing the Phase III trial for Multikine. The net cost of the clinical trial is currently being negotiated, but is assumed to be about $25 - $26 million. The Company believes that its capital will allow it to enroll the patients in the Phase III clinical trial. The Company will need to raise additional funds, either through its existing warrants/options, through a debt or equity financing or a partnering arrangement, to complete the Phase III trial and bring Multikine to market. There can be no assurances the Company will be successful in raising additional funds.

4.   RESEARCH AND OFFICE EQUIPMENT

   Research and office equipment at September 30, 2010 and 2009, consists of the following:

                                                     2010          2009
                                                     ----          ----

   Research equipment                           $3,647,684     $3,292,472
   Furniture and equipment                         116,996        122,957
   Leasehold improvements                          126,910         44,419
                                               ------------       -------
                                                 3,891,590      3,459,848

   Less:  Accumulated depreciation
     and amortization                           (2,626,759)    (2,259,237)
                                               -----------     ----------
   Net research and office equipment            $1,264,831     $1,200,611
                                                ==========     ==========

5. INCOME TAXES

   At September 30, 2010, the Company had a federal net operating loss carryforward of approximately $115 million expiring from 2011 through 2030. In addition, the Company has a general business credit as a result of the credit for increasing research activities of approximately $2,341,000 at September 30, 2010 and 2009. These tax credits begin expiring after twenty years from the year in which the credit was generated. The components of the deferred taxes at September 30, 2010 and 2009 are comprised of the following:

                                                     2010           2009
                                                     ----           ----

   Net operating loss                             $45,940,445   $39,491,048

   R&D credit                                       2,340,614     2,340,614
   Amortization of debt discount                           --       658,406
   Codification 718-10-30-3                         1,243,647       683,245
   Derivative loss                                         --     8,919,951
   Vacation and other                                  83,593         9,127
   Deferred rent                                      970,224             -
                                                  -----------    ----------
   Total deferred tax assets                       50,578,523    52,102,392

   Derivative gain                                 (2,133,259)            -
   Depreciation                                       (80,026)            -
                                                  -----------    ----------

   Total deferred tax liability                    (2,213,285)            -
   Valuation allowance                            (48,365,238)  (52,102,392)
                                                  -----------    ----------
   Net deferred tax asset                         $         -   $         -
                                                  ===========   ===========

   In assessing the realization of the deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax asset will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income. Management has considered the history of the Company's operating losses and believes that the realization of the benefit of the deferred tax assets cannot be determined. In addition, under the Internal Revenue Code
   Section 382, the Company's ability to utilize these net operating loss carryforwards may be limited or eliminated in the event of a change in ownership in the future. Internal Revenue Code Section 382 generally defines a change in ownership as the situation where there has been a more than 50 percent change in ownership of the value of the Company within the last three years.

   The Company's effective tax rate is different from the applicable federal statutory tax rate. The reconciliation of these rates for the years ended September 30 is as follows:

                                                2010       2009       2008
                                                ----       ----       ----

      Federal Rate                              34.0%      34.0%      34.0%
      State tax rate, net of federal benefit    5.91%      3.96%      3.96%
      R&D credit                                   0%      2.01%      5.06%
      RT&D credit true-up                          0%     (0.40%)        0%
      Nondeductible expenses                    0.02%        (0%)    (0.04%)

      Valuation allowance                     (39.93%)   (39.57%)   (42.98%)
                                              -------    -------    -------
      Effective tax rate                         0.0%       0.0%       0.0%
                                              =======    =======    =======

   The Company adopted the provisions of Codification 740-10, "Accounting for Uncertainty in Income Taxes" on October 1, 2007 which requires financial statement benefits be recognized for positions taken for tax return purposes, when it is more likely than not that the position will be sustained. The Company has concluded that it has properly filed its tax returns and does not believe that any of the positions it has taken would result in a disallowance of any of these tax positions. Therefore, the Company has concluded that adoption of ASC 740-10 had no impact on its financial positions. No interest or penalties have been accrued as a result of adoption of this requirement. In the United States, the Company is still open to examination from 2006 forward.

6. STOCK OPTIONS, BONUS PLAN AND WARRANTS

   Non-Qualified Stock Option Plans --At September 30, 2010, the Company has collectively authorized the issuance of 33,760,000 shares of common stock under its Non-Qualified Stock Option Plans. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options are to be determined by the Company's Compensation Committee, which administers the plans. The Company's employees, directors, officers, and consultants or advisors are eligible to be granted options under the Non-Qualified Stock Option Plans.

   Information regarding the Company's Non-Qualified Stock Option Plans is summarized as follows:

                                  Outstanding                 Exercisable
                              ------------------          ----------------------
                                        Weighted                       Weighted
                                        Average                        Average
                                        Exercise                       Exercise
                               Shares    Price            Shares        Price
                               ------   --------          ------       --------

   Options outstanding,
     October 1, 2007         7,462,698    $0.69          5,972,712      $0.67

      Options granted        1,039,000    $0.60
      Options exercised        (50,467)   $0.29
      Options forfeited        (43,966)   $0.96
                             ---------

   Options outstanding,
     September 30, 2008      8,407,265    $0.68          6,553,939     $ 0.64

      Options granted       12,538,114    $0.38
      Options exercised       (162,253)   $0.38
      Options forfeited       (462,535)   $0.82
                             ---------

   Options outstanding,
     September 30,2009      20,320,591    $0.49          8,142,931      $0.64
                             ---------
      Options granted        1,453,450    $0.56
      Options exercised        (18,625)   $0.31
      Options forfeited        (35,002)   $0.97
                             ---------

   Options outstanding,
     September 30,2010      21,720,414    $0.50          8,906,473      $0.65
                            =========

   In December 2007, the Company extended the expiration date on 1,680,533 options from the Nonqualified Stock Option Plans with exercise prices ranging from $1.05 to $1.94. The options originally would have expired between February 2008 and October 2008 and were extended for five years to expiration dates ranging from February 2013 to October 2013. This extension was considered a new measurement date with respect to the modified options. At the date of modification, the additional cost of the options was $410,471. As of September 30, 2010, all of these options remain outstanding.

   In April 2009, the Company extended the expiration date on 147,000 options from the Nonqualified Stock Option Plans with the exercise prices ranging from $1.05 to $1.87. The options originally would have expired between May 2009 and September 2009 and were extended for three years to expiration dates ranging from May 2012 to September 2012. This extension was considered a new measurement date with respect to the modified options. At the date of modification, the additional cost of the options was $2,904. As of September 30, 2010, all of these options remain outstanding.

   In January 2010, the Company extended the expiration date on 181,666 options from the Nonqualified Stock Option Plans with the exercise prices ranging from $1.05 to $1.76. The options originally would have expired between February 2010 and November 2010 and were extended for three years to expiration dates ranging from February 2013 to November 2013. This extension was considered a new measurement date with respect to the modified options. At the date of modification, the additional cost of the options was $72,632. As of September 30, 2010, all of these options remain outstanding.

   Incentive Stock Option Plan--At September 30, 2010, the Company has collectively authorized the issuance of 17,100,000 shares of common stock under its Incentive Stock Option Plans. Options vest over a one-year to three-year period and expire no later than ten years after the grant date. Terms of the options are to be determined by the Company's Compensation Committee, which administers the plans. Only the Company's employees and directors are eligible to be granted options under the Incentive Stock Option Plans.

   Information regarding the Company's Incentive Stock Option Plans is summarized as follows:

                                  Outstanding                 Exercisable
                              ------------------          ----------------------
                                        Weighted                       Weighted
                                        Average                        Average
                                        Exercise                       Exercise
                               Shares    Price            Shares        Price
                               ------   --------          ------       --------
   Options outstanding,
     October 1, 2007         4,601,933    $0.64          3,998,601      $0.63

      Options granted          300,000   $0.62
      Options exercised              -
      Options forfeited       (156,667)  $3.83
                             ---------

    Options outstanding,
      September 30, 2008     4,745,266   $0.53           4,121,935      $0.52

      Options granted        4,982,775   $0.27
      Options exercised       (100,000)  $1.13
      Options forfeited        (29,167)  $1.70
                             ---------

    Options outstanding,
      September 30, 2009     9,598,874   $0.39           8,548,876      $0.38
                             =========

      Options granted        1,100,000   $0.61
      Options exercised        (71,333)  $0.43
      Options forfeited        (34,500)  $2.25
                               -------

    Options outstanding,
       September 30,2010     10,593,041  $0.50           8,893,042      $0.65
                             =========

   In December 2007, the Company extended the expiration date on 225,100 options from the Incentive Stock Option Plans with exercise prices ranging from $1.05 to $1.94. The options originally would have expired between February 2008 and December 2008 and were extended for five years to expiration dates ranging from February 2013 to December 2013. This extension was considered a new measurement date with respect to the modified options. At the date of modification, the additional cost of the options was $54,537. As of September 30, 2010, all of these options remain outstanding.

   In April 2009, the Company extended the expiration date on 153,000 options from the Incentive Stock Option Plans with the exercise price of $1.05. The options originally would have expired between April 2009 and December 2009 and were extended for three years to expiration dates ranging from April 2012 to December 2012. This extension was considered a new measurement date with respect to the modified options. At the date of modification, the additional cost of the options was $3,238. As of September 30, 2010, all of these options remain outstanding.

   In January 2010, the Company extended the expiration date on 337,166 options from the Incentive Stock Option Plans with the exercise prices ranging from $1.05 to $1.18. The options originally would have expired between February 2010 and December 2010 and were extended for three years to expiration dates ranging from February 2013 to December 2013. This extension was considered a new measurement date with respect to the modified options. At the date of modification, the additional cost of the options was $139,812. As of September 30, 2010, all of these options remain outstanding

   Other Options and Warrants

   The Company accounts for options to non-employees in accordance with Codification 505-50-05-5, "Equity Based Payments to Non-Employees". The warrants are valued using the Black-Scholes methodology and are either expensed as the warrants are vested or as a debit and a credit to additional paid-in capital if an equity transaction. If the warrants are expensed, they are revalued each quarter before they are fully vested and the difference in the value of the warrants is recorded in the consolidated statement of operations. Warrants issued in connection with some financings are classified as derivative liabilities due to their terms. See Note 10 for further discussion of the derivative liabilities. Details of the other transactions follow.

   In November and December 2007, the Company extended the expiration date of 2,016,176 investor and consultant warrants. The options and warrants were due to expire from December 1, 2007 through December 31, 2008. All options and warrants were extended for an additional five years from the original expiration date. The cost of the extension of investor warrants of $424,815 was recorded as a debit to accumulated deficit (dividend) and a credit to additional paid-in capital. The cost of the extension of the consultant warrants of $99,181 was recorded as a debit to general and administrative expense and a credit to additional paid-in capital. The additional cost of the extension of investor and consultant warrants was determined using the Black Scholes method.

            Expected stock risk volatility                    72%
            Risk-free interest rate                         3.67%
            Expected life of warrant                    5.17-5.5 Years

   In January 2009, as part of an amended lease agreement on the manufacturing facility, the Company repriced 3,000,000 warrants issued to the lessor in July 2007 at $1.25 per share and which were to expire on July 12, 2013. These warrants were repriced at $0.75 per share and expire on January 26, 2014. The cost of this repricing and extension of the warrants was $70,515 and was accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital. In addition, 787,500 additional warrants were given to the lessor of the manufacturing facility on the same date, exercisable at a price of $0.75 per share, and will expire on January 26, 2014. The cost of these warrants was $45,207 and was accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital. The cost of the warrant extension and the new warrants was determined using the Black Scholes method using the following assumptions.

            Expected stock risk volatility                    61.63%
            Risk-free interest rate                            1.52%
            Expected life of warrant                         5 Years

   In March 2009, as further consideration for its rights under the licensing agreement, Byron Biopharma purchased 3,750,000 Units from the Company at a price of $0.20 per Unit. Each Unit consisted of one share of the Company's common stock and two warrants. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.25 per share. The warrants are exercisable at any time prior to March 6, 2016. The fair value of the warrants was calculated to be $1,015,771 using the Black Scholes method with the following assumptions and was recorded as both a debit and a credit to additional paid-in capital.

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
            Expected life of warrant                         5 Years

   In June 2009, 2,075,084 warrants issued to two investors in connection with a financing in August 2008 were reset from $0.75 to $0.40. The additional cost of the warrants of $123,013 was recorded as a debit and a credit to additional paid in capital. In addition, the investors were issued 1,815,698 warrants exercisable at $0.40 per share at a cost of $404,460. The additional cost of the warrants was recorded as a debit and a credit to paid in capital. The costs were determined using the Black Scholes method using the following assumptions.

            Expected stock risk volatility                    63.75%
            Risk-free interest rate                            2.13%
            Expected life of warrant                      5.17 Years

   In June 2009, the Company issued 10,284,060 warrants exercisable at $0.50 per share in connection with the June financing. The cost of the warrants of $2,775,021 was recorded as a debit and a credit to additional paid in capital. See Note 11.

            Expected stock risk volatility                    62.59%
            Risk-free interest rate                       2.13-2.71%
            Expected life of warrant                         5 Years

   In connection with the reset of the conversion price of the Series K notes and the exercise price of the warrants from $0.75 to $0.40 after the June 2009 financing, the Series K note holders received 5,348,357 additional warrants. The cost of these additional warrants is included in the fair value of the remaining warrants at September 30, 2010. See Note 2.

   In June 2009, the Company issued 1,648,244 warrants exercisable at $0.40 per share to the holder of a note from the Company. These warrants were valued at $65,796 using the Black Scholes method. In July 2009, the Company issued 1,849,295 warrants exercisable at $0.50 per share to the holder of the note that was amended for the second time. These warrants were valued at $341,454 using the Black Scholes method. The first warrants were recorded as a discount to the loan and a credit to additional paid-in capital. The second warrants were recorded as a debit to derivative loss of $831,230, a premium of $341,454 on the loan and a credit to additional paid in capital of $489,776. The first warrants were amortized as interest expense at the time of the second amendment. On the second amendment, $338,172 of the premium was amortized as a reduction to interest expense as of September 30, 2009. The balance of the premium of $3,282 was amortized as a reduction to interest expense in October 2009. The following assumptions were used to value these warrants:

                                                     June 2009      July 2009

            Expected stock risk volatility               90%            90%
            Risk-free interest rate                     2.4%           2.4%
            Expected life of warrant                 5 Years        5 Years

   In July 2009, 375,000 warrants held by an investor were extended for two years. The additional value of the warrants of $24,061 was calculated using the Black Scholes method using the following assumptions. This cost was accounted for as a debit and a credit to additional paid in capital.

                                                    Original      Extended
                                                    Warrants      Warrants

            Expected stock risk volatility            57.14%        57.14%
            Risk-free interest rate                    1.76%         1.76%
            Expected life of warrant              0.08 Year     2.08 Years

   In July 2009, 192,500 options were issued with exercise prices between $0.40 and $0.60 per share to three consultants, for past services, at a cost of $35,911 using the Black Scholes method. The options were accounted for as a debit to general and administrative expense and a credit to additional paid in capital. Also in July 2009, the Company issued 200,000 options to a consultant with an exercise price of $0.38 per share. The cost of these options, $43,702, was calculated using the Black Scholes method using the following assumptions and accounted for as a debit to research and development and a credit to additional paid in capital.

            Expected stock risk volatility                  66.74%
            Risk-free interest rate                          2.71%
            Expected life of warrant                       5 Years

   In July 2009, the Company issued warrants to a private investor. The 167,500 warrants were issued with an exercise price of $0.50 per share and valued at $43,550 using the Black Scholes method using the following assumptions. The cost of the warrants was accounted for as a debit to additional paid in capital and a credit to derivative liabilities.

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
            Expected life of warrant               0.17 Year    1.17 Years

   In August 2009, the Company received additional financing. In connection with the financing, the Company issued 4,850,501 warrants exercisable at $0.55 per share. The cost of the warrants of $1,455,150 was calculated using the Black Scholes method using the following assumptions and was recorded as a debit to additional paid in capital and a credit to derivative liabilities. See Note 11.

            Expected stock risk volatility                  90%
            Risk-free interest rate                       2.59%
            Expected life of warrant                 5.51 Years

   Also in August 2009, the Company completed an offering to the original Series K investors. Issued with an exercise price of $0.55 per share, the 541,717 warrants were valued at $249,190 using the Black Scholes method using the following assumptions. The warrants were accounted for as a debit to additional paid in capital and a credit to derivative liabilities.

            Expected stock risk volatility                  90 %
            Risk-free interest rate                        2.61%
            Expected life of warrant                   5.5 Years

   In September 2009, the Company received a $2,000,000 loan. In connection with the loan, the Company issued 500,000 warrants with an exercise price of $0.68 per share. The cost of the warrants of $245,000 was recorded as a debit to discount on note payable and a credit to additional paid in capital. This cost was amortized to interest expense when the loan was repaid. See Note 11.

            Expected stock risk volatility                  90%
            Risk-free interest rate                       2.54%
            Expected life of warrant                  5.5 Years

   In September 2009, the Company issued 4,714,284 warrants with an exercise price of $1.50 per share in connection with a financing. The cost of the warrants of $3,488,570 was calculated using the Black Scholes method using the following assumptions and was recorded as a debit and a credit to additional paid in capital. See Note 11. In addition, 714,286 warrants were issued with an exercise price of $1.75 per share to the placement agent on the transaction. The cost of $664,286 was calculated using the Black Scholes method using the following assumptions and was accounted for as a debit to additional paid in capital and a credit to derivative liabilities.

                                                Financing      Placement Agent
                                                Warrants          Warrants

            Expected stock risk volatility         110%              110%
            Risk-free interest rate               1.01%             2.42%
            Expected life of warrant            2 Years        4.91 Years

   In accordance with Codification 815-40-15-7, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding. As of September 30, 2009, the fair value of these new derivative liabilities totaled $29,741,372. As of September 30, 2010, the value of the remaining derivative liabilities totaled $5,943,549.

   In August 2010, 70,000 options owned by an investor were extended for two years at a cost of $15,477. This cost was calculated using the Black Scholes method and was accounted for as a credit to additional paid in capital and a debit to general and administrative expense. The calculation used the following assumptions.
                                                 Prior to          After
                                                 Extension       Extension

            Expected stock risk volatility         102%             102%
            Risk-free interest rate               0.15%            0.49%
            Expected life of warrant            0 Years          2 Years

   Stock Bonus Plans -- At September 30, 2010, the Company had been authorized to issue up to 11,940,000 shares of common stock under its Stock Bonus Plans. All employees, directors, officers, consultants, and advisors are eligible to be granted shares. During the year ended September 30, 2008, 205,125 shares were issued to the Company's 401(k) plan for a cost of $108,590. During the year ended September 30, 2009, 91,766 shares were issued to the Company's 401(k) plan for a cost of $57,829. During the year ended September 30, 2010, 182,233 shares were issued to the Company's 401(k) plan for a cost of $112,325.

   Stock Compensation Plan-- At September 30, 2010, 9,500,000 shares were authorized for use in the Company's stock compensation plan. During the year ended September 30, 2008, 1,789,451 shares were issued at the weighted average $0.62 per share for a total cost of $1,324,474. During the year ended September 30, 2009, 1,324,385 shares were issued at the weighted average of $0.24 per share for a total cost of $312,016. During the year ended September 30, 2010, no shares were issued from the Stock Compensation Plan.

7.    EMPLOYEE BENEFIT PLAN

   The Company maintains a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code, subject to the Employee Retirement Income Security Act of 1974, as amended, and covering substantially all Company employees. Each participant's contribution is matched by the Company with shares of common stock that have a value equal to 100% of the participant's contribution, not to exceed the lesser of $10,000 or 6% of the participant's total compensation. The Company's contribution of common stock is valued each quarter based upon the closing bid price of the Company's common stock. The expense for the years ended September 30, 2010, 2009, and 2008, in connection with this Plan was $123,500, $61,517, and $110,670, respectively.

8. COMMITMENTS AND CONTINGENCIES

   Operating Leases-The future minimum annual rental payments due under noncancelable operating leases for office and laboratory space are as follows:

            Year Ending September 30,

                 2011                            1,903,471
                 2012                            1,896,205
                 2013                            1,855,889
                 2014                            1,579,931
                 2015                            1,572,839
                 2016 and thereafter            26,441,949
                                               -----------
                 Total minimum lease payments:  $35,250,284
                                               ============

   Rent expense for the years ended September 30, 2010, 2009, and 2008, was $3,308,102, $2,759,332, and $253,526, respectively. Rent increased substantially during the fiscal year ended September 30, 2009 because the

   Company took delivery of the new building in October of 2008; see discussion below. These leases expire between June 2012 and August 2028.

   In August 2007 the Company leased a building near Baltimore, Maryland. The building was be remodeled in accordance with the Company's specifications so that it can be used by the Company to manufacture Multikine for the Company's Phase III clinical trial and sales of the drug if approved by the FDA. The Company took possession of the building in October 2008.

   The lease is for a term of twenty years and required annual base rent payments of $1,575,000 during the first year of the lease. The annual base rent escalates each year at 3%. The Company is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease required the Company to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 in years six through twenty of the lease, subject to the Company maintaining compliance with the lease covenants. Included on the consolidated balance sheet is an asset of $7,819,522 shown as deferred rent. $7,068,184 of this asset is long term and the balance of $751,338 is in current assets. Included in deferred rent are the following: 1) deposit on the manufacturing facility ($3,150,000); 2) warrants issued to lessor ($1,481,040); 3) additional investment ($2,889,409); 4) deposit on the cost of the leasehold improvements for the manufacturing facility ($1,786,591); 5) amortization of deferred rent ($(1,682,053)); and 6) accrued interest on deposit ($194,535). Also included on the consolidated balance sheet is restricted cash of $21,357. In July 2008, the Company was required to deposit the equivalent of one year of base rent in accordance with the contract. The $1,575,000 included in current assets on September 30, 2009 was required to be deposited when the amount of cash the Company had dropped below the amount stipulated in the lease. The Company received a refund of the deposit in February 2010, when the Company was again in compliance with the contract.

   Employment Contracts--In April 2005, the Company entered into a three-year employment agreement with Maximilian de Clara, the Company's President. The employment agreement provided that the Company would pay Mr. de Clara an annual salary of $363,000 during the term of the agreement. On September 8, 2006 Mr. de Clara's Employment Agreement was amended and extended to April 30, 2010. On August 30, 2010, Mr. de Clara's employment agreement, as amended on September 8, 2006, was extended to August 30, 2013.

   The employment agreement, as amended, also provided that on September 8, 2006, March 8, 2007, September 8, 2007, March 8, 2008, September 8, 2008 and
   March 8, 2009, each date being a "Payment Date", the Company issued Mr. de Clara shares of its common stock equal in number to the amount determined by dividing $200,000 by the average closing price of the Company's common stock for the twenty trading days preceding the Payment Date. A total of 2,610,649 shares were issued to Mr. de Clara under this agreement.

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

   In September 2006, the Company agreed to extend its employment agreement with Geert R. Kersten, the Company's Chief Executive Officer, to September 2011. The employment agreement, which is essentially the same as Mr. Kersten's prior employment agreement, provides that during the term of the agreement the Company will pay Mr. Kersten an annual salary of $370,585 plus any increases approved by the Board of Directors during the period of the employment agreement. In the event there is a change in the control of the Company, the agreement allows him to resign from his position at the Company and receive a lump-sum payment from the Company equal to 24 months of salary. For purposes of the employment agreement a change in the control of the Company means: (1) the merger of the Company with another entity if after such merger the shareholders of the Company do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of the Company; (3) the acquisition by any person of more than 50% of the Company's common stock; or (4) a change in a majority of the Company's directors which has not been approved by the incumbent directors.

   On August 30, 2010, the Company entered into a three-year employment agreement with Patricia B. Prichep, the Company's Senior Vice President of Operations. The employment agreement with Ms. Prichep provides that during the term of the agreement the Company will pay Ms. Prichep an annual salary of $194,298 plus any increases approved by the Board of Directors during the period of the employment agreement.

   On August 30, 2010, the Company also entered into a three-year employment agreement with Eyal Talor, Ph.D., the Company's Chief Scientific Officer. The employment agreement with Dr. Talor provides that during the term of the agreement the Company will pay Dr. Talor an annual salary of $239,868 plus any increases approved by the Board of Directors during the period of the employment agreement.

   In the event there is a change in the control of the Company, the employment agreements with Ms. Prichep and Dr. Talor allow Ms. Prichep and/or Dr. Talor (as the case may be) to resign from her or his position at the Company and receive a lump-sum payment from the Company equal to 18 months salary. For purposes of the employment agreements, a change in the control of the Company means: (1) the merger of the Company with another entity if after such merger the shareholders of the Company do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of the Company; (3) the acquisition by any person of more than 50% of the Company's common stock; or (4) a change in a majority of the Company's directors which has not been approved by the incumbent directors.
   The employment agreements with Ms. Prichep and Dr. Talor will also terminate upon the death of the employee, the employee's physical or mental disability, willful misconduct, an act of fraud against the Company, or a breach of the employment agreement by the employee. If the employment agreement is terminated for any of these reasons the employee, or her or his legal representatives, as the case may be, will be paid the salary provided by the employment agreement through the date of termination.

   The Company has an additional contract with a consultant for a nine month period ending in fiscal year 2011. This contract totals approximately $45,000. Further, the Company has contingent obligations with other vendors for work that will be completed in relation to the Phase III trial. The timing of these obligations cannot be determined at this time. The amount of these obligations for the Phase III trial are approximately $27 million with the net cost to the Company being between $25 - $26 million.

   Iroquois Lawsuit - On October 21, 2009, Iroquois filed suit against the Company in the United States District Court for the Southern District of New York. In its lawsuit, Iroquois is seeking $30 million in actual damages, $90 million in punitive damages, the issuance of an additional 4,264,681 shares of the Company's common stock, the issuance of warrants to purchase an additional 6,460,757 shares of the Company's stock and a ruling by the court that the conversion price of the notes and the exercise price of the warrants are both $0.20.

   The Company believes that Iroquois's claims are without merit and has filed a motion with the District Court seeking the dismissal of Iroquois's lawsuit.

9. LOANS FROM OFFICER AND INVESTOR

    Between December 2008 and June 2009, Maximilian de Clara, the Company's President and a director, loaned the Company $1,104,057. The loan was initially payable at the end of March, 2009, but was extended to the end of June 2009. At the time the loan was due, and in accordance with the loan agreement, the Company issued Mr. de Clara warrants which entitle Mr. de Clara to purchase 1,648,244 shares of the Company's common stock at a price of $0.40 per share. The warrant is exercisable at any time prior to December 24, 2014. Pursuant to Codification paragraph 470-50-40-17, the fair value of the warrants issuable under the first amendment was recorded as a discount on the note payable with a credit recorded to additional paid-in capital. The discount was amortized from April 30, 2009 through June 27, 2009. Although the loan was to be repaid from the proceeds of the Company's then recent financing, the Company's Directors deemed it beneficial not to repay the loan and negotiated a second extension of the loan with Mr. de Clara on terms similar to the June 2009 financing. Pursuant to the terms of the second extension the note is now due on July 6, 2014, but, at Mr. de Clara's option, the loan can be converted into shares of the Company's common stock. The number of shares which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.40. As further consideration for the second extension, Mr. de Clara received warrants which allow Mr. de Clara to purchase 1,849,295 shares of the Company's common stock at a price of $0.50 per share at any time prior to January 6, 2015.

    The loan from Mr. de Clara bears interest at 15% per year and is secured by a second lien on substantially all of the Company's assets. The Company does not have the right to prepay the loan without Mr. de Clara's consent.

    In accordance with Codification Subtopic 470-50, the second amendment to the loan was accounted for as an extinguishment of the first amendment debt. The extinguishment of the loan requires that the new loan be recorded at fair value and a gain or loss must be recognized. This resulted in a premium of $341,454, which was amortized over the period from July 6, 2009, the date of the second amendment, to October 1, 2009. The loan holder may request repayment in full or in part at any time after October 1, 2009 on ten days notice. In October 2009, the balance of the remaining premium of $3,282, was amortized to interest expense. Amortization of the premium was $338,172 for the year ended September 30, 2009.

    In early September 2009, the Company received a short term loan of $2,000,000, with associated costs of $73,880, from two investors. The Company repaid the loan at the end of September 2009, along with $200,000 in interest. In addition, the Company issued 500,000 warrants at $0.68 at a cost of $245,000 in connection with the loan. This cost was recorded as a debit to discount on note payable and a credit to derivative liabilities. When the loan was repaid, this discount was written off as interest expense. On September 30, 2009, the fair value of the warrants was $735,000. On September 30, 2010, the fair value of the warrants was $220,000, and all of the warrants remain outstanding.

10.   STOCKHOLDERS' EQUITY

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

   As a result of the financing, and in accordance with the original Series K agreement, the Series K conversion price of the notes was repriced to $0.75 from the original $0.86 and the exercise price of the warrants were adjusted to $0.75 from the original $0.95. The Series K convertible debt and warrants were revalued with the new conversion price and were adjusted to their new fair value.

   On August 18, 2008, the Company sold 1,383,389 shares of common stock and 2,075,084 warrants in a private financing for $1,037,542. The shares were sold at $0.75, a significant premium over the closing price of the Company's common stock. The warrants were valued at $891,336 and recorded as a debit and a credit to additional paid-in capital. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.75 per share at any time prior to August 18, 2014. The shares have no registration rights.

   On February 26, 2008, the Company issued a total of 258,000 shares of restricted common stock to two consultants at $0.53 per share for a total cost of $136,740 of which $70,312 had been expensed at September 30, 2008. This stock was expensed over the period of the contracts with the consultants. In April 2008, an additional 258,000 shares of restricted common stock to two consultants were issued at $0.69 for a total cost of $178,020, of which $86,984 had been expensed at September 30, 2008. The value of the stock was expensed over the remaining period of the contracts with the consultants.

   During the fourth quarter of fiscal year 2008, an additional 1,173,000 shares were issued to consultants at prices ranging from $0.55 to $0.578. The total cost of $649,994 was expensed to general and administrative expense. At September 30, 2008, $111,452 had been expensed to general and administrative expense.

   During the year ended September 30, 2009, the Company issued 3,316,438 shares of common stock in payment of invoices totaling $1,561,343. Common stock was also issued to pay interest and principal on the convertible debt. See Note
   2. In addition, the balance of the shares issued to the Company's president in September 2008 were expensed at a cost of $200,000. An additional 1,030,928 shares were issued to the president in March 2009 at a cost of $200,000. An additional 12,672 shares were issued to an employee for expenses. The shares were expensed at a cost of $3,168.

   In November 2008, the Company extended its licensing agreement for Multikine with Orient Europharma. The new agreement extends the Multikine collaboration to also cover South Korea, the Philippines, Australia and New Zealand. The licensing agreement initially focuses on the areas of head and neck cancer, nasopharyngeal cancer and potentially cervical cancer. The agreement expires 15 years after the commencement date which is defined as the date of the first commercial sale of Multikine in any country within the territory. In connection with the agreement, Orient Europharma purchased 1,282,051 shares of common stock at a cost of $0.39 per share, for a total to the Company, after expenses, of $499,982.

   On December 30, 2008, the Company entered into an Equity Line of Credit agreement as a source of funding for the Company. For a two-year period, the agreement allows the Company, at its discretion, to sell up to $5 million of the Company's common stock at the volume weighted average price of the day minus 9%. The Company may request a drawdown once every ten trading days, although the Company is under no obligation to request any draw-downs under the equity line of credit. The equity line of credit expires on January 6, 2011. There were no draw-downs during the years ended September 30, 2010 or 2009.

   On March 6, 2009, the Company entered into a licensing agreement with Byron Biopharma LLC ("Byron") under which the Company granted Byron an exclusive license to market and distribute the Company's cancer drug Multikine in the Republic of South Africa. The Company has existing licensing agreements for Multikine with Teva Pharmaceuticals and Orient Europharma. Pursuant to the agreement, Byron will be responsible for registering the product in South Africa. Once Multikine has been approved for sale, the Company will be responsible for manufacturing the product, while Byron will be responsible for sales in South Africa. Revenues will be divided equally between the Company and Byron. To maintain the license Byron, among other requirements, must make milestone payments to the Company totaling $125,000 on or before March 15, 2010. This payment was received in March 2010. On March 30, 2009, and as further consideration for its rights under the licensing agreement, Byron purchased 3,750,000 Units from the Company at a price of $0.20 per Unit. Each Unit consisted of one share of the Company's common stock and two warrants. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.25 per share. The warrants are exercisable at any time prior to March 6, 2016. The shares of common stock included as a component of the Units were registered by the Company under the Securities Act of 1933. The Units were accounted for as an equity transaction using the Black Scholes method to value the warrants. The fair value of the warrants was calculated to be $1,015,771 and was recorded as both a debit and a credit to additional paid-in capital.

   In late June and early July of 2009, the Company raised $6,139,739, less associated costs of $296,576. The Company issued 15,349,346 shares at $0.40 per share to the investors. The Company also issued 10,284,060 warrants, exercisable at $0.50 per share to the investors at a fair value of $2,775,021 and this cost is shown on the balance sheet as a derivative liability. As of September 30, 2009, the fair value of the warrants was $15,223,759. During the year ended September 30, 2010, 8,813,088 warrants were exercised. As of September 30, 2010, the fair value of the 1,470,972 remaining warrants was $676,647.

   As a result of the June 2009 financing, the conversion price of the Series K notes and the exercise price of the Series K warrants were reduced to $0.40 per share because the shares sold by the Company were below the conversion price of the notes and the exercise price of the warrants. Also in conjunction with the June 2009 financing, the exercise price of warrants issued in a prior financing was reset to $0.40 per share, resulting in the issuance of an additional 1,166,667 shares of common stock. The issuance of these shares was accounted for as a dividend of $466,667 for the year ended September 30, 2009.

   On July 27, 2009, 215,000 shares were issued to employees at $0.39. These shares will vest at specified milestones; 20% of them had vested by September 30, 2009. During the year ended September 30, 2009, $16,770 of the cost was expensed. There was no additional vesting for these shares for the year ended September 30, 2010. In addition, on August 5, 2009, 65,785 shares were issued at $0.38 to the Board of Directors. The cost of $24,998 was expensed during the year ended September 30, 2009.

   In late August of 2009, the Company raised an additional $4,852,995, less associated costs of $248,037. The Company issued 10,784,435 shares at $0.45 per share to the investors. The Company also issued 5,392,217 warrants at $0.55 per share to the investors at a fair value of $1,704,340 and this cost is shown on the balance sheet as a derivative liability on September 30, 2009. As of September 30, 2009, the fair value of these warrants was $8,088,328. On September 30, 2010, these warrants are shown as a derivative liability of $2,480,420. No warrants were exercised during the year ended September 30, 2010.

   In September of 2009, the Company raised an additional $20,000,000, less associated costs of $1,423,743. The Company issued 14,285,715 shares at $1.40 per share to the investors. The Company also issued 4,714,284 warrants, exercisable at $1.50 per share to the investors at a fair value of $3,488,570. The Company also issued 714,286 warrants, exercisable at $1.75 per share to the placement agent at a fair value of $642,857. The cost of the warrants is shown on the balance sheet as a derivative liability. As of September 30, 2009, the fair value of these warrants was $5,694,285. As of September 30, 2010, the fair value of these warrants is shown as a derivative liability of $660,000. No warrants were exercised during the year ended September 30, 2010.

   During the year ended September 30, 2010, there were an additional 2,011,174 warrants and options exercised for 2,011,174 shares of common stock at prices ranging from $0.56 to $0.75. The Company received a total of $1,413,307 from the exercise of warrants and options during the year ended September 30, 2010.

   During the year ended September 30, 2009, 3,316,438 shares of common stock were issued in payment of invoices totaling $1,561,343. During the year ended September 30, 2010, 465,158 shares of common stock were issued in payment of invoices totaling $1,241,026.

   In accordance with Codification 815-40-15-7, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding. Series A through E warrants that do not qualify for equity accounting must be accounted for as a derivative liability since the warrant agreements provide the holders with the right, at their option, to require the Company to a cash settlement of the warrant at Black-Scholes value in the event of a Fundamental Transaction, as defined in the warrant agreements. Since the occurrence of a Fundamental Transaction is not entirely within the Company's control, there exist circumstances that would require net-cash settlement of the warrants while holders of shares would not receive a cash settlement. As of September 30, 2009, the fair value of these derivative liabilities was $29,741,372. As of September 30, 2010, and after the exercise of warrants discussed above, the fair value of these derivative liabilities was $4,037,067.

   During the fiscal year ended September 30, 2010, 8,813,088 of Series A warrants were exercised, resulting on a gain on derivative instruments of $8,433,451. When the warrants were exercised, the value of these warrants was converted from derivative liabilities to equity, and the Series A warrants transferred to equity totaled $4,276,972.

   On October 1, 2009, the Company reviewed all outstanding warrants in accordance with the requirements of Codification 815-40, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock". This topic provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. Two warrant agreements provide for adjustments to the purchase price for certain dilutive events, which includes an adjustment to the warrant exercise price in the event that the Company makes certain equity offerings in the future at a price lower than the exercise price of the warrants. Under the provisions of Codification 815-40, the warrants are not considered indexed to the Company's stock because future equity offerings or sales of the Company's stock are not an input to the fair value of a "fixed-for-fixed" option on equity shares, and equity classification is therefore precluded. Accordingly, effective October 1, 2009, 3,890,782 warrants issued in August 2008 were determined to be subject to the requirements of this topic and were valued using the Black-Scholes formula as of October 1, 2009 at $6,186,343. Effective October 1, 2009, the warrants are recognized as a liability in the Company's condensed consolidated balance sheet at fair value with a corresponding adjustment to accumulated deficit and will be marked-to-market each reporting period during which they are exercisable. The warrants were revalued on September 30, 2010, at $1,906,482. The assumptions used in the fair value calculation for the warrants as of October 1, 2009 and September 30, 2010 are as follows:

                                    October 1, 2009   September 30, 2010
                                   ----------------   ------------------

   Expected stock price volatility         95%               100%
   Risk-free interest rate              2.151%             0.919%
   Expected life of warrant         4.88 years         3.88 years

   On March 12, 2010, the Company temporarily reduced the exercise price of the Series M warrants, originally issued on April 18, 2007. The exercise price was reduced from $2.00 to $0.75. At any time prior to June 16, 2010, investors could have exercised the Series M warrants at a price of $0.75 per share. For every two Series M warrants exercised prior to June 16, 2010, the investor would have received one Series F warrant. Each Series F warrant would have allowed the holder to purchase one share of the Company's common stock at a price of $2.50 per share at any time on or before June 15, 2014. After June 15, 2010 the exercise price of the Series M warrants reverted back to the $2.00 per share. Any person exercising a Series M warrant after June 15, 2010 would not receive any Series F warrants. The Series M warrants expire on April 17, 2012. An analysis of the modification to the warrants determined that the modification increased the value of the warrants by $1,432,456. The adjustment was recorded as a debit and a credit to additional paid-in capital. There were no exercises of the Series M warrants at the reduced price and the exercise price of the Series M warrants reverted back to $2.00 on June 16, 2010.

   On August 3, 2010, the Company's Board of Directors approved an amendment to the terms of the Series M warrants held by an investor. The investor is the owner of 8,800,000 warrants priced at $2.00 per share. The investor may now purchase 6,000,000 shares of the Company's common stock (reduced from 8,800,000) at a price of $0.60 per share. In approving the amendment, the Company's Directors determined that reducing the number of outstanding warrants would be beneficial. An analysis of the modification to the warrants determined that the modification increased the value of the warrants by $100,000. The adjustment was recorded as a debit and a credit to additional paid-in capital. As of September 30, 2010, all of these warrants remained outstanding.

11.   FAIR VALUE MEASUREMENTS

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

     o    Level 3 - Unobservable inputs that reflect management's assumptions.

   For disclosure purposes, assets and liabilities are classified in their entirety in the fair value hierarchy level based on the lowest level of input that is significant to the overall fair value measurement. The Company's assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy levels.

   The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at September 30, 2010:

                             Quoted Prices in          Significant
                            Active Markets for            Other          Significant
                           Identical Assets or          Observable        Unobservable
                          Liabilities (Level 1)      Inputs (Level 2)   Inputs (Level 3)       Total
                          ---------------------     -----------------   ----------------     ----------

Derivative Instruments       $         -                $         -       $ 6,946,051       $6,946,051
                             ===========                ===========       ===========       ==========

   The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at September 30, 2009:

                             Quoted Prices in          Significant
                            Active Markets for            Other          Significant
                           Identical Assets or          Observable        Unobservable
                          Liabilities (Level 1)      Inputs (Level 2)   Inputs (Level 3)       Total
                          ---------------------     -----------------   ----------------     ----------

Derivative Instruments       $         -                $         -        $35,113,970       $35,113,970
                             ===========                ===========        ===========       ===========

      The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3), as of September 30, 2010 and 2009:

                                                       2010          2009
                                                       ----          ----

      Beginning balance                            $35,113,970     $3,018,697
        Transfers in                                 6,186,343      8,877,217
        Transfers out                               (5,510,490)    (5,273,594)
        Realized and unrealized gains/losses
         recorded in Earnings                      (28,843,772)    28,491,650

      Ending balance                               $ 6,946,051    $35,113,970
                                                   ===========    ===========

   The fair values of the Company's derivative instruments disclosed above are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company's stock as well as U.S. Treasury Bill rates are observable in active markets.

12. NET INCOME (LOSS) PER COMMON SHARE

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

                                            2010         2009          2008
                                            ----         ----          ----
Net income (loss) - available to
 common shareholders-basic              $ 8,950,973   $(41,400,758) $(8,128,230)

  Add: Conversion of note payable           162,326              -            -
  Less: Conversion of derivative
          instruments                   (20,130,098)             -            -
                                        -----------   ------------  -----------

Net income (loss) - diluted            $(11,016,799)  $(31,830,304) $(8,128,230)

Weighted average number of
  shares - basic                        202,102,859    133,535,050  117,060,866

Incremental shares from:
  Potentially dilutive shares            21,414,912              -            -
     Conversion of note payable           2,760,142              -            -
                                        -----------   ------------  -----------
Weighted average number of
  shares - diluted                      226,277,913    133,535,050  117,060,866
                                       ============   ============  ===========

Earnings per share - basic             $       0.04   $      (0.31) $     (0.07)
                                       ============   ============  ===========

Earnings per share - diluted           $      (0.05)  $      (0.31) $     (0.07)
                                       ============   ============  ===========


   Included in the above computations of weighted-average shares for diluted net loss per share were options and warrants to purchase 21,414,912 shares of common stock as of September 30, 2010. Excluded from the above computations of weighted-average shares for diluted net loss per share were options and warrants to purchase 23,384,797, and 14,488,124 shares of common stock as of September 30, 2009 and 2008, respectively. These securities were excluded because their inclusion would have an anti-dilutive effect on net loss per share.

13.  SEGMENT REPORTING

   Codification 280-10, "Disclosure about Segments of an Enterprise and Related Information" establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. This topic also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The Company's chief decision maker, as defined under this topic, is the Chief Executive Officer. To date, the Company has viewed its operations as principally one segment, the research and development of certain drugs and vaccines. As a result, the financial information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

14.  QUARTERLY INFORMATION (UNAUDITED)

      The following quarterly data are derived from the Company's consolidated statements of operations.

Financial Data

Fiscal 2010

                           Three           Three          Three         Three
                           months          months         months        months
                           ended           ended          ended          ended          Year Ended
                         December 31,     March 31,      June 30,     September 30,    September 30
                            2009            2010           2010           2010             2010
                         -----------      ---------    -----------    -------------    --------------

Revenue                   $  30,000       $  30,600    $     30,900     $     61,800    $    153,300

Operating expenses        4,282,849       5,350,958       3,424,959        5,654,787      18,713,553
Non operating expenses
  (income)                  (72,099)        (56,167)        (38,423)         (33,221)       (199,910)
Gain/loss on derivative
instruments              23,340,267       4,519,672       2,754,512       (1,770,679)     28,843,772

Modification of warrants          -      (1,432,456)              -         (100,000)     (1,532,456)
                         ----------      ----------    ------------      -----------     -----------
Net loss available to
 common shareholders    $19,159,517     $(2,176,975)   $   (601,124)     $(7,430,445)    $ 8,950,973
                        ===========     ===========    ============      ===========     ===========
Net loss per
   share-basic          $      0.10     $     (0.01)   $       0.00      $     (0.04)    $      0.04
                        ===========     ===========    ============      ===========     ===========
Weighted average
  shares-basic          194,959,814     204,173,750     204,592,051      204,757,898     202,102,859
Net loss per
   share-diluted        $      0.02     $     (0.03)   $      (0.01)     $    (0.04)     $     (0.05)
                        ===========     ===========    ============      ===========     ===========

Weighted average
  shares-diluted        256,198,162     258,251,010     231,827,525      228,932,952      226,277,913

Fiscal 2009

                           Three           Three          Three         Three
                           months          months         months        months
                           ended           ended          ended          ended          Year Ended
                         December 31,     March 31,      June 30,     September 30,    September 30
                            2008            2009           2009           2009             2009
                         -----------      ---------    -----------    -------------    --------------

Revenue                   $       -       $  19,643    $     30,450     $     30,000    $     80,093

Operating expenses        2,551,823       2,384,760       3,243,576        3,920,391      12,100,550
Non operating expenses
 (income)                   (13,379)         16,717         376,445           18,140         397,923
Gain/loss on derivative
  instruments               391,689         264,554      (2,649,493)     (26,498,400)    (28,491,650)
                         ----------      ----------    ------------     ------------     ------------
Net loss                 (2,173,513)     (2,117,280)     (6,239,064)     (30,380,173)    (40,910,030)
Modification of
  warrants                        -               -        (466,667)         (24,061)       (490,728)
                         ----------      ----------    ------------      -----------     -----------
Net loss available to
   common shareholders   (2,173,513)     (2,117,280)   $ (6,705,731)    $(30,404,234)   $(41,400,758)
                        ===========     ===========    ============      ===========     ===========
Net loss per
  share-basic           $     (0.02)    $     (0.02)   $      (0.05)    $      (0.19)   $      (0.31)
                        ===========     ===========    ============      ===========     ===========
Net loss per
  share-diluted         $     (0.02)    $     (0.02)   $      (0.05)    $      (0.19)   $      (0.31)
                        ===========     ===========    ============      ===========     ===========
Weighted average
  shares-basic and
  diluted               122,215,334     124,701,667     130,076,656      156,916,920     133,535,050

   The Company has experienced large swings in its quarterly gains and losses in 2010 and 2009. These swings are caused by the changes in the fair value of the convertible debt each quarter. These changes in the fair value of the debt are recorded on the consolidated statements of operations. In addition, the cost of options granted to consultants has affected the quarterly losses recorded by the Company.

15.  SUBSEQUENT EVENTS

   In accordance with Codification 855-50, "Subsequent Events", the Company has reviewed subsequent events through the date of the filing. The Company received a $733,437 grant under The Patient Protection and Affordable Care Act of 2010 (PPACA). The grant was related to three of the Company's projects, including the Phase III trial of Multikine. The PPACA provides small and mid-sized biotech, pharmaceutical and medical device companies with up to a 50% tax credit for investments in qualified therapeutic discoveries for tax years 2009 and 2010, or a grant for the same amount tax-free. The tax credit/grant program covers research and development costs from 2009 and 2010 for all qualified "therapeutic discovery projects."

   On December 10, 2010, the Company entered into a sales agreement with McNicoll Lewis & Vlak LLC (MLV) relating to shares of common stock which have been registered by means of a shelf registration statement filed in July 2009. The Company may offer and sell shares of its common stock, having an aggregate offering price of up to $30 million, from time to time through MLV acting as agent and/or principal.

   Sales of the Company's common stock, if any, may be made in sales deemed to be "at-the-market" equity offerings as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on or through the NYSE Amex, the existing trading market for the Company's common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law. MLV will act as sales agent on a best efforts basis. The Company is not required to sell any shares to McNicoll Lewis & Vlak and McNicoll Lewis & Vlak is not required to sell any shares on the Company's behalf or purchase any of its shares for its own account.

   McNicoll Lewis & Vlak will be entitled to a commission in an amount equal to the greater of 3% of the gross proceeds from each sale of the shares, or $0.025 for each share sold, provided, that, in no event will McNicoll Lewis & Vlak receive a commission greater than 8.0% of the gross proceeds from the sale of the shares. In connection with the sale of the common stock on behalf of the Company, McNicoll Lewis & Vlak may be deemed to be an "underwriter" within the meaning of the Securities Act of 1933, as amended, and the compensation of McNicoll Lewis & Vlak may be deemed to be underwriting commissions or discounts.

                                   SIGNATURES

      In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 10th day of December 2010.

                                     CEL-SCI CORPORATION


                                     By:  /s/ Maximilian de Clara
                                          ------------------------------
                                         Maximilian de Clara, President


      Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                        Title                            Date


 /s/ Maximilian de Clara       Director                     December 10, 2010
----------------------
Maximilian de Clara


/s/ Geert R. Kersten           Chief Executive, Principal
----------------------         Accounting, Principal Financial
Geert R. Kersten               Officer and a Director       December 10, 2010


/s/ Alexander G. Esterhazy     Director                     December 10, 2010
-------------------------
Alexander G. Esterhazy


/s/ C, Richard Kinsolving      Director                    December 10, 2010
-------------------------
Dr. C. Richard Kinsolving


/s/ Peter R. Young              Director                   December 10, 2010
-------------------------
Dr. Peter R. Young

                               CEL-SCI CORPORATION

                                    FORM 10-K

                                    EXHIBITS