Form 10-Q
period 2010-12-31
CEL SCI CORP
filed 2011-02-09
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)
(X)          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010
                                      OR

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

                         8229 Boone Boulevard, Suite 802
                             Vienna, Virginia 22182
                     --------------------------------------
                     Address of principal executive offices

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

            Yes   X                      No
                -----                       ----

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

      Large accelerated filer [  ]     Accelerated filer [X]

      Non-accelerated filer [  ]       Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

            Yes                        No   X
                ----                      ----

         Class of Stock           No. Shares Outstanding              Date
         --------------           ----------------------              ----
            Common                    207,082,157               February 3, 2011

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

                                                                        Page
Item 1.                                                                 ----

   Condensed Consolidated Balance Sheets (unaudited)                      3
   Condensed Consolidated Statements of Operations (unaudited)            4
   Condensed Consolidated Statements of Cash Flows (unaudited)            5
   Notes to Condensed Consolidated Financial Statements (unaudited)       7

Item 2.
   Management's Discussion and Analysis of Financial Condition           21
    and Results of Operations

Item 3.
   Quantitative and Qualitative Disclosures about Market Risks           24

Item 4.
   Controls and Procedures                                               25

PART II
Item 1.
   Legal Proceedings                                                     26
Item 4.
   Submission of Matters to a Vote of Security Holders                   26
Item 6.
   Exhibits                                                              26

   Signatures                                                            27

                               CEL-SCI CORPORATION
                               -------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            ------------------------
                                   (unaudited)

 ASSETS                                    December 31,    September 30,
                                               2010            2010
                                          --------------   -------------
 CURRENT ASSETS

   Cash and cash equivalents               $20,853,771      $26,568,243
   Receivables                                 457,521                -
   Prepaid expenses                          2,212,668          298,719
   Inventory used for R&D and
     manufacturing                           1,386,331        1,476,234
   Deferred rent - current portion             742,984          751,338
                                          --------------   -------------
         Total current assets               25,653,275       29,094,534

 RESEARCH OFFICE EQUIPMENT AND
     LEASEHOLD IMPROVEMENTS--
     Less accumulated depreciation of
     $2,743,000 and $2,626,759               1,175,178        1,264,831

 PATENT COSTS- less accumulated
     amortization of  $1,225,266 and
     $1,205,690                                404,091          356,079

 RESTRICTED CASH                                21,372           21,357

 DEFERRED RENT - net of current portion      6,909,794        7,068,184
                                          --------------   -------------
                          TOTAL ASSETS     $34,163,710      $37,804,985
                                          ==============   =============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES
   Accounts payable                        $   937,682      $ 1,497,383
   Accrued expenses                            235,746          223,696
   Due to employees                             45,174           45,808
   Related party loan                        1,104,057        1,104,057
   Derivative instruments - current
     portion                                   424,286          424,286
                                          --------------   -------------
        Total current liabilities            2,746,945        3,295,230

   Derivative instruments  - net of
     current portion                         8,406,545        6,521,765
   Deferred revenue                            125,000          125,000
   Deferred rent                                 7,495            8,225
                                          --------------   -------------
        Total liabilities                   11,285,985        9,950,220

 COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
   Preferred stock, $.01 par value;
      authorized, 200,000 shares;
      no shares issued and outstanding               -                -
   Common stock, $.01 par value;
      authorized, 450,000,000
      shares; issued and outstanding,
      206,019,520 and 204,868,853
      shares at December 31, 2010
      and September 30, 2010,
      respectively                           2,060,195        2,048,689
   Additional paid-in capital              188,868,450      187,606,044
   Accumulated deficit                    (168,050,920)    (161,799,968)
                                          --------------   -------------
       Total stockholders' equity           22,877,725       27,854,765
                                          --------------   -------------
          TOTAL LIABILITIES AND
           STOCKHOLDERS' EQUITY            $34,163,710      $37,804,985
                                          ==============   =============

            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        ---------------------------------
                                   (unaudited)

                                            For the Three Months Ended
                                                   December 31,
                                               2010            2009
                                           --------------  -------------
 REVENUE:
   Rent income                             $           -   $     30,000
   Grant and other income                        662,818              -
                                           --------------  -------------
               Total revenue                     662,818         30,000
 EXPENSES:
   Research and development, excluding
     depreciation of $116,191 and
     $99,583 included below                    3,264,428      2,805,127
   Depreciation and amortization                 141,147        119,581
   General and administrative                  1,573,277      1,358,141
                                           --------------  -------------
                 Total expenses                4,978,852      4,282,849
                                           --------------  -------------

 LOSS FROM OPERATIONS                         (4,316,034)    (4,252,849)

 (LOSS) GAIN ON DERIVATIVE INSTRUMENTS        (1,946,395)    23,340,267

 INTEREST INCOME                                  52,879        110,219

 INTEREST EXPENSE                                (41,402)       (38,120)
                                           --------------  -------------

 NET (LOSS) INCOME BEFORE INCOME TAXES        (6,250,952)    19,159,517

 INCOME TAX PROVISION                                  -              -
                                           --------------  -------------

 NET (LOSS) INCOME AVAILABLE TO COMMON
    SHAREHOLDERS                           $  (6,250,952)  $ 19,159,517
                                           ==============  =============

 NET (LOSS) INCOME PER COMMON SHARE-BASIC  $       (0.03)  $       0.10
                                           ==============  =============

 NET (LOSS) INCOME PER COMMON
    SHARE-DILUTED                          $       (0.03)  $       0.02
                                           ==============  =============

 WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING-BASIC                 205,112,418    194,959,814
                                           ==============  =============
 WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING-DILUTED               205,112,418    256,198,162
                                           ==============  =============

            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ---------------------------------
                                   (unaudited)


                                           Three Months Ended December 31,
                                               2010              2009
                                           --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS) INCOME                          $  (6,250,952)    $  19,159,517
Adjustments to reconcile net (loss)
 income to net cash used in operating
 activities:
  Depreciation and amortization                  141,147           119,581
  Issuance of common stock, warrants and
    stock options for services                    36,982           309,594
  Common stock contributed to 401(k) plan         33,258            22,252
  Extension of options                            30,186                 -
  Employee option cost                           362,077           305,001
  Loss (gain) on derivative instruments        1,946,395       (23,340,267)
  Amortization of loan premium                         -            (3,282)
  Decrease in deferred rent asset                166,744           147,259
  Loss on abandonment of patents                       -             5,381
  Loss on retirement of equipment                    237                 -
  Increase in prepaid expenses                (1,913,949)          (73,572)
  Decrease (increase) in inventory for
    R&D and manufacturing                         89,903          (155,507)
  Increase in deposits                                 -               (26)
  Increase in receivables                       (457,521)
  Decrease  in accounts payable                 (629,729)         (145,202)
  Increase (decrease) in accrued expenses         12,050            (3,160)
  Decrease in amount due to employees               (634)          (26,373)
  Increase in deferred rent liability               (730)               21
                                           --------------    -------------

NET CASH USED IN OPERATING ACTIVITIES         (6,434,536)       (3,678,783)
                                           --------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  (Increase) decrease  in restricted cash            (15)           47,257
  Purchase of equipment                          (27,733)          (51,491)
  Patent costs                                    (1,982)           (1,070)
                                           --------------    -------------

NET CASH USED IN INVESTING ACTIVITIES            (29,730)           (5,304)
                                           --------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options
    and warrants and sale of stock               749,794         6,157,450
                                           --------------    -------------

NET CASH PROVIDED BY FINANCING ACTIVITIES        749,794         6,157,450
                                           --------------    -------------

NET (DECREASE) INCREASE IN CASH AND CASH
  EQUIVALENTS                                 (5,714,472)        2,473,363

CASH AND CASH EQUIVALENTS:
  Beginning of period                         26,568,243        33,567,516
                                           --------------    -------------
  End of period                            $  20,853,771     $  36,040,879
                                           ==============    =============
                                                              (continued)


            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                        ---------------------------------
                                   (unaudited)
                                   (continued)
                                               Three Months Ended
                                                  December 31,
                                               2010            2009
                                           --------------  ------------
SUPPLEMENTAL INFORMATION ON NONCASH
   TRANSACTIONS:

Patent costs included in accounts
   payable:
Increase in accounts payable               $   (65,606)    $         -
Increase in patent costs                        65,606               -
                                           --------------  ------------
                                           $         -     $         -
                                           ==============  ============
Equipment costs included in accounts
   payable:
Increase in accounts payable               $    (4,422)    $   (42,485)
Increase in research and office
   equipment                                     4,422          42,485
                                           --------------  ------------
                                           $         -     $         -
                                           ==============  ============
Exercise of derivative liability
   warrants:
Decrease in derivative liabilities         $    61,615     $ 5,048,024
Increase in additional paid-in capital         (61,615)     (5,048,024)
                                           --------------  ------------
                                           $         -     $         -
                                           ==============  ============
Adoption of ASC 815-40:
Increase in derivative liabilities         $         -     $(6,186,343)

Increase in accumulated deficit                      -       6,186,343
                                           --------------  ------------
                                           $         -     $         -
                                           ==============  ============
NOTE:
Cash expenditures for interest expense     $    41,402     $    41,402
                                           ==============  ============

           See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  THREE MONTHS ENDED DECEMBER 31, 2010 AND 2009


A. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The accompanying condensed consolidated financial statements of CEL-SCI Corporation and subsidiary (the Company) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, interim condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended September 30, 2010.

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of December 31, 2010 and the results of operations for the three-month period then ended. The condensed consolidated balance sheet as of September 30, 2010 is derived from the September 30, 2010 audited consolidated financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the three-month period ended December 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the entire year.

     Certain  items  in  the   consolidated   financial   statements  have  been
     reclassified to conform to the current presentation.

     Significant accounting policies are as follows:

     Research and Office Equipment and Leasehold Improvements - Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Repairs and maintenance which do not extend the life of the asset are expensed when incurred. Depreciation and amortization expense for the three-month periods ended December 31, 2010 and 2009 was $121,571 and $99,870, respectively. During the three months ended December 31, 2010 and 2009, equipment with a net book value of $237 and $-0- was retired.

     Patents - Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years). In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the three-month periods ended December 31, 2010 and 2009, the Company recorded patent impairment charges of $-0- and $5,381, respectively. For the three-month periods ended December 31, 2010 and 2009, amortization of patent costs totaled $19,576 and $19,711, respectively. The Company estimates that amortization expense will be $80,800 for each of the next five years, totaling $404,000.

     Research and Development Costs - Research and development expenditures are expensed as incurred. Total research and development costs, excluding depreciation, were $3,264,428 and $2,805,127, respectively, for the three months ended December 31, 2010 and 2009.

     Income Taxes - The Company has net operating loss carryforwards of approximately $119 million. The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.

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

     Deferred rent (asset) - The deferred rent is discussed at Note I. Long-term interest receivable on the deposit on the manufacturing facility has been combined with the deferred rent (asset) for both periods for comparability.

     Stock-Based Compensation - The Company follows Codification 718-10-30-3, "Share-Based Payment". This Codification applies to all transactions involving issuance of equity by a company in exchange for goods and services, including to employees. Compensation expense has been recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005 as well as for the portion of awards previously granted that vested during the period ended December 31, 2010. For the three months ended December 31, 2010 and 2009, the Company recorded $362,077 and $305,001, respectively, in general and administrative expense for the cost of employee options. The Company's options vest over a three-year period from the date of grant. After one year, the stock is one-third vested, with an additional one-third vesting after two years and the final one-third vesting at the end of the three-year period. There were 14,794 and 110,000 options granted to employees during the three-month periods ended December 31, 2010 and 2009, respectively. Options are granted with an exercise price equal to the closing price of the Company's stock on the day before the grant. The Company determines the fair value of the employee stock-based compensation using the Black Scholes method of valuation.

     The Company has Incentive Stock Option Plans, Non-Qualified Stock Option Plans, a Stock Compensation Plan and Stock Bonus Plans. All Plans have been approved by the stockholders. A summary chart and description of activity for the quarter of the Plans follows in Note C. For further discussion of the Stock Option Plans, Stock Compensation Plan and Stock Bonus Plans, see Form 10-K for the year ended September 30, 2010. In some cases these Plans are collectively referred to as the "Plans".

B. NEW ACCOUNTING PRONOUNCEMENTS

     There are no significant new accounting pronouncements that would impact the financial statements.

C. STOCKHOLDERS' EQUITY

     Below is a chart of the stock options, stock bonuses and compensation granted by CEL-SCI. Each option represents the right to purchase one share of CEL-SCI's common stock at December 31, 2010:

                               Total       Shares
                              Shares    Reserved for    Shares      Remaining
                             Reserved   Outstanding   Issued as   Options/Shares
Name of Plan                Under Plans    Options   Stock Bonus   Under Plans
------------               ------------  ----------- -----------   -----------

Incentive Stock Option
  Plans                    17,100,000    10,593,041         N/A    5,920,225
Non-Qualified Stock
  Option Plans             33,760,000    21,704,120         N/A    4,496,761
Stock Bonus Plans          11,940,000           N/A   7,441,480    4,496,761
Stock Compensation Plan     9,500,000           N/A   5,386,531    4,113,469

     Options and stock to employees

     During the three months ended December 31, 2010, 29,268 options were exercised from the Company's option plans at prices ranging from $0.22 to $0.48. The total intrinsic value of options exercised during the three months ended December 31, 2010 was $10,944. The Company received a total of $13,056 from the exercise the options during the quarter ended December 31, 2010. During the three months ended December 31, 2009, 32,625 options were exercised from the Company's option plans. The total intrinsic value of options exercised during the three months ended December 31, 2009 was $6,806. The Company received a total of $22,556 from the exercise the options during the quarter ended December 31, 2009.

     During the three months ended December 31, 2010, 14,794 stock options were granted at prices ranging from $0.72 to $0.85 with a fair value of $10,937 and 2,000 options expired. During the three months ended December 31, 2009, 110,000 stock options were granted at prices ranging from $1.05 to $1.93 with a fair value of $187,995 and no options expired.

     Options and stock to non-employees

     Options to non-employees are accounted for in accordance with Codification 505-50-05-5, "Equity Based Payments to Non-Employees". Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model. The Black-Scholes model requires management to make assumptions regarding the fair value of the options at the date of grant and the expected life of the options. There were no options granted to non-employees during the three months ended December 31, 2010.

     There were 200,000 shares of common stock issued to consultants at a fair value of $0.70 per share for a cost of $140,000, of which $35,000 was expensed for the three months ended December 31, 2010. The cost will be expensed over the term of the contract. Additionally, a portion of the cost of common stock issued in previous quarters was expensed. The cost for the previously issued shares for the three months ended December 31, 2010 was $1,982. There were no options granted to non-employees during the three months ended December 31, 2009. There were 104,192 shares of common stock issued to consultants during the three months ended December 31, 2009 at a cost for the three months ended December 31, 2009 of $134,999. In addition, a portion of the cost of common stock issued in previous quarters was expensed. This cost for the three months ended December 31, 2009 was $174,595.

     Derivative liabilities and warrants

     Below is a chart showing the derivative liabilities and the number of warrants outstanding at December 31, 2010:

                                       Shares
                                      Issuable
                                        upon
                            Issue    Exercise of  Exercise   Expiration  Refer-
     Warrant                 Date      Warrant      Price       Date      ence
     -------                -----    -----------  --------   ----------  ------

     Series K               8/4/06     2,638,163   $ 0.40       2/4/12      1
     Series N              8/18/08     3,890,782     0.40      8/18/14      1
     Series A              6/24/09     1,303,472     0.50     12/24/14      1
     C. Schleuning          7/8/09       167,500     0.50     01/08/15      1
     (Series A)
     Series B               9/3/09       500,000     0.68       3/3/15      1
     Series C              8/20/09     5,217,217     0.55      2/20/15      1
     Series D              9/21/09     4,714,284     1.50      9/21/11      1
     Series E              9/21/09       714,286     1.75      8/12/14      1

     Series L              4/18/07       951,669     0.75      4/17/12      2
     Series L (repriced)   4/18/07     1,000,000     0.56      4/17/13      2

     Series M              4/18/07     1,221,668     2.00      4/17/12      2
     Series M (modified)   4/18/07     6,000,000     0.60      7/31/12      2

     Series O               3/6/09     7,500,000     0.25       3/6/16      3


     Private Investors     5/30/03-    8,609,375     0.47 -     2/9/11 -    4
                           6/30/09                   1.25      6/30/14
     Warrants held by
       Officer and        6/24/09-    3,497,539     0.40 -    12/24/14 -   5
       Director            7/6/09                    0.50       1/6/15

  1. Derivative Liabilities

     The Company accounted for the Series K and A through E Warrants as derivative liabilities in accordance with Codification 815-10, "Accounting for Derivative Instruments and Hedging Activities". For the three months ended December 31, 2010, the Company recorded a loss on the Series A through E derivative instruments of $1,130,372. During the three months ended December 31, 2010, the Company recorded a loss on remaining Series K warrants of $290,198. During the three months ended December 31, 2009, the Company recognized a gain of $9,324,921 on the remaining Series A through E derivative instruments. During the three months ended December 31, 2009, the Company recorded a gain of $1,988,163 on the remaining Series K warrants.

     During the three months ended December 31, 2009, 1,015,454 Series K warrants, on which the Company recognized a gain on conversion of $428,769 and 8,375,000 Series A warrants, on which the Company recognized a total gain of $8,291,250 were exercised. When the warrants were exercised, the value of these warrants was converted from derivative liabilities to equity. Series K warrants transferred to equity totaled $944,274 and Series A warrants transferred to equity totaled $4,103,750.

     During the three months ended December 31, 2010, 175,000 Series C warrants were exercised for 175,000 shares of common stock. The Company recognized a gain on conversion of $18,885. When the warrants were exercised, the value of these warrants was converted from derivative liabilities to equity. Series C warrants transferred to equity totaled $61,615.

     On October 1, 2009, the Company reviewed all outstanding warrants in accordance with the requirements of Codification 815-40, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock". This topic provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. The warrant agreements provide for adjustments to the purchase price for certain dilutive events, which includes an adjustment to the conversion ratio in the event that the Company makes certain equity offerings in the future at a price lower than the conversion prices of the warrant instruments. Under the provisions of Codification 815-40, the warrants are not considered indexed to the Company's stock because future equity offerings or sales of the Company's stock are not an input to the fair value of a "fixed-for-fixed" option on equity shares, and equity classification is therefore precluded. Accordingly, effective October 1, 2009, 3,890,782 Series N warrants issued in August 2008 were determined to be subject to the requirements of this topic and were valued using the Black-Scholes formula as of October 1, 2009 at $6,186,343. Effective October 1, 2009, the Series N warrants are recognized as a liability in the Company's condensed consolidated balance sheet at fair value with a corresponding adjustment to accumulated deficit and will be marked-to-market each reporting period. The Series N warrants were revalued on December 31, 2010 at $2,451,193, which resulted in a loss on derivatives and an increase in derivative liabilities of $544,710 for the three months ended December 31, 2010 due to the increase in the Company's stock price since September 30, 2010. During the three months ended December 31, 2009, the Company recorded a gain of $3,307,164 on the Series N warrants.

     See below for details of the balances of derivative instruments at December 31, 2010 and September 30, 2010.

                                         December 31, 2010   September 30, 2010
                                         -----------------   ------------------
          Series K warrants                 $1,292,700            $1,002,502
          2009 financings warrants
            (Series A thru E)                5,086,938             4,037,066
          2008 warrants reclassified
             from equity to derivative
             liabilities on
             October 1, 2009 (Series N)      2,451,193             1,906,483
                                            ----------            ----------

            Total derivative liabilities    $8,830,831            $6,946,051
                                            ==========            ==========

  2. Series L and M Warrants

     On April 18, 2007, the Company completed a $15 million private financing. Shares were sold at $0.75, a premium over the closing price of the previous two weeks. The financing was accompanied by 10 million warrants with an exercise price of $0.75 and 10 million warrants with an exercise price of $2.00. The warrants are known as Series L and Series M warrants, respectively.

     In September 2008, 2,250,000 of the original Series L warrants were repriced at $0.56 and extended for one year to April 17, 2013. The increase in the value of the warrants of $173,187 was recorded as a debit and a credit to additional paid-in capital in accordance with the original accounting for the Series L warrants. As of December 31, 2010, 1,951,669 Series L warrants remained outstanding.

     On March 12, 2010, the Company temporarily reduced the exercise price of the Series M warrants, originally issued on April 18, 2007. The exercise price was reduced from $2.00 to $0.75. At any time prior to June 16, 2010 investors could have exercised the Series M warrants at a price of $0.75 per share. For every two Series M warrants exercised prior to June 16, 2010 the investor would have received one Series F warrant. Each Series F warrant would have allowed the holder to purchase one share of CEL-SCI's common stock at a price of $2.50 per share at any time on or before June 15, 2014. After June 15, 2010 the exercise price of the Series M warrants reverted back to $2.00 per share. Any person exercising a Series M warrant after June 15, 2010 would not receive any Series F warrants. The Series M warrants expire on April 17, 2012. An analysis of the modification to the warrants determined that the modification increased the value of the warrants by $1,432,456. There were no exercises of the Series M warrants at the reduced price and the exercise price of the Series M warrants reverted back to $2.00 on June 16, 2010.

     On August 3, 2010, the Company's Board of Directors approved an amendment to the terms of the Series M warrants held by an investor. The investor was the owner of 8,800,000 warrants priced at $2.00 per share. The investor may now purchase 6,000,000 shares of the Company's common stock (reduced from 8,800,000) at a price of $0.60 per share. An analysis of the modification to the warrants determined that the modification increased the value of the warrants by $100,000. The adjustment was recorded as a debit and a credit to additional paid-in capital. As of December 31, 2010, all of these warrants remained outstanding. In addition, 1,221,668 Series M warrants at the original exercise price of $2.00 were outstanding as of December 31, 2010.

  3. Licensing Agreement Warrants

     On March 6, 2009, the Company entered into a licensing agreement with Byron Biopharma LLC ("Byron") under which the Company granted Byron an exclusive license to market and distribute the Company's cancer drug Multikine in the Republic of South Africa. Pursuant to the agreement Byron will be responsible for registering the product in South Africa. Once Multikine has been approved for sale, the Company will be responsible for manufacturing the product, while Byron will be responsible for sales in South Africa. Revenues will be divided equally between the Company and Byron. To maintain the license Byron, among other requirements, made a $125,000 payment to the Company on March 8, 2010. On March 30, 2009, and as further consideration for its rights under the licensing agreement, Byron purchased 3,750,000 Units from the Company at a price of $0.20 per Unit. Each Unit consisted of one share of the Company's common stock and two warrants. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.25 per share. The warrants expire on March 6, 2016. The shares of common stock included as a component of the Units were registered by the Company under the Securities Act of 1933. The Company filed a registration statement to register the shares issuable upon the exercise of the warrants. The Units were accounted for as an equity transaction using the Black Scholes method to value the warrants. The fair value of the warrants was calculated to be $1,015,771. As of December 31, 2010, all warrants remain outstanding.

  4. Private Investor Warrants

     Between May 30, 2003 and June 30, 2009 CEL-SCI sold shares of its common stock in private transactions. In some cases warrants were issued as part of a financing. As of December 31, 2010, 8,609,375 warrants remain outstanding. For further discussion of these warrants, see Form 10-K for the year ended September 30, 2010.

  5. Warrants held by Officer and Director

     Between December 2008 and June 2009, Maximilian de Clara, the Company's President and a director, loaned the Company $1,104,057. In accordance with the loan agreement, the Company issued Mr. de Clara warrants which entitle him to purchase 1,648,244 shares of the Company's common stock at a price of $0.40 per share. The warrants are exercisable at any time prior to December 24, 2014. As consideration for a further extension of the note, Mr. de Clara received warrants which allow him to purchase 1,849,295 shares of the Company's common stock at a price of $0.50 per share at any time prior to January 6, 2015. As of December 31, 2010, all warrants remain outstanding. See Note E for additional information.

D.   FAIR VALUE MEASUREMENTS

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

     The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at December 31, 2010:


                         Quoted Prices in         Significant
                         Active Markets for           Other          Significant
                        Identical Assets or       Observable         Unobservable
                        Liabilities (Level 1)   Inputs (Level 2)   Inputs (Level 3)     Total
                        ---------------------   ----------------   ----------------     -----

Derivative instruments     $      -               $      -            $8,830,831      $8,830,831
                           ==========             ==========          ==========      ==========


     The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at September 30, 2010:

                          Quoted Prices in         Significant
                         Active Markets for           Other          Significant
                        Identical Assets or       Observable         Unobservable
                        Liabilities (Level 1)   Inputs (Level 2)   Inputs (Level 3)     Total
                        ---------------------   ----------------   ----------------     -----

Derivative instruments     $      -               $      -            $6,946,051      $6,946,051
                           ==========             ==========          ==========      ==========

     The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the quarters ended December 31, 2010 and September 30, 2010:

                                          December 31,     September 30,
                                             2010              2010
                                             ----              ----

      Beginning balance                   $6,946,051        $5,175,372
      Transfers in                                 -                 -
      Transfers out                          (61,615)                -
      Realized and unrealized losses
            recorded in earnings           1,946,395         1,770,679
                                          ----------        ----------
      Ending Balance                      $8,830,831        $6,946,051
                                          ==========        ==========

     The fair values of the Company's derivative instruments disclosed above are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company's stock as well as U.S. Treasury Bill rates are observable in active markets.

E.   LOANS FROM OFFICER

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

     In accordance with Codification 470-50, the second amendment to the loan was accounted for as an extinguishment of the first amendment debt. The extinguishment of the loan required that the new loan be recorded at fair value and a gain or loss was recognized, including the warrants issued in connection with the second amendment. This resulted in a premium of $341,454, which was amortized over the period from July 6, 2009, the date of the second amendment, to October 1, 2009, the date at which the loan holder could have demand payment of the loan. During the three months ended December 31, 2009, the Company amortized the remaining $3,282 in premium on the loan. During each of the three months ended December 31, 2010 and 2009, the Company paid $41,402 in interest expense to Mr. de Clara.

H.   OPERATIONS, FINANCING

     The Company has incurred significant costs since its inception in connection with the acquisition of certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities and clinical trials. The Company has funded such costs with proceeds realized from the public and private sale of its common and preferred stock. The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts. There can be no assurance the Company will be successful in raising additional funds. To date, the Company has not generated any revenue from product sales. The ability of the Company to complete the necessary clinical trials and obtain Federal Drug Administration (FDA) approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure. The Company believes that it has sufficient funds to support its operations for more than the next twelve months.

     The Company has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine. Since the Company was able to raise substantial capital during 2009, the Company completed the preparations for the Phase III trial for Multikine. On December 29, 2010, the Company announced that it has commenced the Phase III clinical trial for Multikine. The net cost to the Company of the clinical trial is estimated to be $25 - $26 million.

     In November 2010, the Company received a $733,437 grant under The Patient Protection and Affordable Care Act of 2010 (PPACA). The Company recognizes revenue as the expenses are incurred. The amount of the grant earned during the three months ended December 31, 2010 was $640,385. During the three months ended December 31, 2010, the Company collected $572,141 of this grant. The balance of the funds will be collected in October 2011. The grant was related to three of the Company's projects including the Phase III trial of Multikine. The PPACA provides small and mid-sized biotech, pharmaceutical and medical device companies with up to a 50% tax credit for investments in qualified therapeutic discoveries for tax years 2009 and 2010, or a grant for the same amount tax-free. The tax credit/grant program covers research and development costs from 2009 and 2010 for all "qualifying therapeutic discovery projects".

I.   COMMITMENTS AND CONTINGENCIES

     Lease Agreement - In August 2007, the Company leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, was remodeled in accordance with the Company's specifications so that it can be used by the Company to manufacture Multikine for the Company's Phase III clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and required an annual base rent payment of $1,575,000 during the first year of the lease. The annual base rent escalates each year at 3%. The Company is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease required the Company to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 in years six through twenty of the lease, subject to the Company maintaining compliance with the lease covenants. On January 24, 2008, a second amendment to the lease for the manufacturing facility was signed. In accordance with the amendment, the Company was required to pay the following: 1) an additional $518,790 for movable equipment, which increased restricted cash, and 2) an additional $1,295,528 into the escrow account to cover additional costs, which increased deferred rent. These funds were transferred in early February 2008. In April 2008, an additional $288,474 was paid toward the completion of the manufacturing facility. The Company took possession of the manufacturing facility in October of 2008. An additional $505,225 was paid for the completion of the work on the manufacturing facility in October 2008. During the three months ended December 31, 2009, an additional $32,059 was paid for final completion costs.

     In December 2008, the Company was not in compliance with certain lease requirements (i.e., failure to pay an installment of Base Annual Rent). However, the landlord did not declare the Company to be in default under the terms of the lease, but instead renegotiated the lease. In January 2009, as part of an amended lease agreement on the manufacturing facility, the Company repriced the 3,000,000 warrants initially issued to the landlord in July 2007 at $1.25 per share with an expiration date of July 12, 2013. These warrants were repriced at $0.75 per share and expire on January 26, 2014. The cost of this repricing and extension of the warrants was $70,515. In addition, 787,500 additional warrants were given to the landlord of the manufacturing facility on the same date. These warrants are exercisable at $0.75 per share and will expire on January 26, 2014. The cost of these warrants was $45,207. All back rent was paid to the landlord in early July 2009. During the three months ended June 30, 2009, the Company issued the landlord an additional 2,296,875 warrants in accordance with an amendment to the agreement. These warrants were issued at a price of $0.75 and will expire between March 31, 2014 and June 30, 2014. These warrants were valued at $251,172 using the Black Scholes method. These warrants are included in the private investor warrants in the Stockholder Equity section (Note C, Reference 4). The Company is in compliance with the lease and, in February 2010, received a refund of the $1,575,000 additional deposit placed with the landlord in July 2008.

     On January 28, 2009, the Company subleased a portion of the manufacturing facility. The sublease commenced on February 2, 2009 and ended in July 2010. The Company received $10,300 per month in rent for the subleased space.

     The Company began amortizing the deferred rent on the building on October 7, 2008, the day that the Company took possession of the building. The amortization of the deferred rent for the three months ended December 31, 2010 was $191,890 and for the three months ended December 31, 2009 was $202,944.

     Equity Line of Credit - On December 30, 2008, the Company entered into an Equity Line of Credit agreement as a source of funding for the Company. The Equity Line was never utilized and the agreement ended in January 2011.

     MLV Agreement - On December 10, 2010, the Company entered into a sales agreement with McNicoll Lewis & Vlak, LLC (MLV) relating to shares of common stock which have been registered by means of a shelf registration statement filed in July 2009. The Company may offer and sell shares of its common stock, having an aggregate offering price of up to $30 million from time to time through MLV acting as agent and/or principal.

     Sales of the Company's common stock, if any, may be made in sales deemed to be "at-the-market" equity offerings as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on or through the NYSE Amex, the existing trading market for our common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law. MLV will act as sales agent on a best efforts basis. The Company is not required to sell any shares to MLV and MLV is not required to sell any shares on the Company's behalf or purchase any of our shares for its own account.

     MLV will be entitled to a commission in an amount equal to the greater of 3% of the gross proceeds from each sale of the shares, or $0.025 for each share sold, provided, that, in no event will MLV receive a commission greater than 8.0% of the gross proceeds from the sale of the shares. During the three months ended December 31, 2010, the Company sold 705,839 shares of common stock to MLV for $674,739, less commissions and fees of $20,515. Net proceeds of $389,277 was received in January 2011 and is included in receivables at December 31, 2010.

J.   EARNINGS PER SHARE

     The Company's diluted earnings per share (EPS) are as follows for December 31, 2010 and 2009. For the three months ended December 31, 2010, the computation of dilutive net loss per share excluded options and warrants to purchase approximately 23,300,000 of common stock because their inclusion would have an anti-dilutive effect.

                                         Three Months Ended December 31, 2010
                                         ------------------------------------
                                                    Weighted average
                                       Net Loss           Shares          EPS
                                       --------           ------          ---
 Basic Earnings per Share            $(6,250,952)      205,112,418      $(0.03)
 Note conversion                               -                 -
 Warrants and options convertible
   into shares of common stock                 -                 -
                                     ------------      ------------     -------

 Dilutive EPS                        $(6,250,952)      205,112,418      $(0.03)
                                     ============      ============     =======


                                          Three Months Ended December 31, 2009
                                         ------------------------------------
                                                    Weighted average
                                       Net Income         Shares          EPS
                                       ----------         ------          ---

 Basic Earnings per Share            $19,159,517       194,959,814       $0.10
 Note conversion                          41,402         2,760,142
 Warrants and options convertible
   into shares of common stock       (14,620,248)       58,478,206
                                     ------------      ------------     -------
 Dilutive EPS                        $ 4,580,671       256,198,162       $0.02
                                     ===========       ===========      =======


K. SUBSEQUENT EVENTS

     The Company has evaluated subsequent events through the date these financial statements were filed.

Item 2. MANAGEMENT'S DISCUSSION stocktickerAND ANALYSIS OF FINANCIAL CONDITION stocktickerAND RESULTS OF OPERATIONS

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

The Company has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine. The Company has substantial capital for its operations and can raise another $30 million under the sales agreement with McNicoll Lewis & Vlak, LLC (MLV) (see Note I). On December 29, 2010, the Company announced that it has commenced the Phase III clinical trial for Multikine. The net cost to the Company of the Phase III clinical trial is estimated to be $25 - $26 million.

During the three-month period ended December 31, 2010, the Company's cash decreased by $5,714,472, which includes approximately $2.1 million in prepayments for the Phase III clinical trial which the Company expects to be used during fiscal year 2011, compared to an increase in cash of $2,473,363 during the three months ended December 31, 2009. For the three months ended December 31, 2010 and 2009, cash used in operating activities totaled $6,434,536 and $3,678,783, respectively. For the three months ended December 31, 2010 and 2009, cash provided by financing activities totaled $749,794 and $6,157,450, respectively. Cash used by investing activities was $29,730 and $5,304, respectively, for the three months ended December 31, 2010 and 2009. The use of cash in investing activities consisted primarily of purchases of equipment and legal costs incurred in patent applications.

In August 2007, the Company leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, was remodeled in accordance with the Company specifications so that it can be used by the Company to manufacture Multikine for the Company's Phase III clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and required an annual base rent payments of $1,575,000 during the first year of the lease. The annual base rent escalates each year at 3%. The Company is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease required the Company to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 in years six through twenty of the lease. On January 24, 2008, a second amendment to the lease for the manufacturing facility was signed. In accordance with the amendment, the Company was required to pay the following: 1) an additional $518,790 for movable equipment, which increased restricted cash, and 2) an additional $1,295,528 into the escrow account to cover additional costs, which increased deferred rent. These funds were transferred in early February 2008. In April 2008, an additional $288,474 was paid toward the completion of the manufacturing facility. The Company took possession of the manufacturing facility in October of 2008. An additional $505,225 was paid for the completion of the work on the manufacturing facility in October 2008. During the three months ended December 31, 2009, an additional $32,059 was paid for final completion costs.

In December 2008, the Company was not in compliance with certain lease requirements (i.e., failure to pay an installment of Base Annual Rent). However, the landlord did not declare the Company to be in default, but instead renegotiated the lease. In January 2009, as part of an amended lease agreement on the manufacturing facility, the Company repriced the 3,000,000 warrants issued to the landlord in July 2007 at $1.25 per share which were to expire on July 12, 2013. These warrants were repriced at $0.75 per share and expire on January 26, 2014. The cost of this repricing and extension of the warrants was $70,515. In addition, 787,500 additional warrants were given to the landlord on the same date. The warrants are exercisable at a price of $0.75 per share and will expire on January 26, 2014. The cost of these warrants was $45,207. During the three months ended June 30, 2009, the Company issued the landlord an additional 2,296,875 warrants in accordance with an amendment to the lease. These warrants were issued at a price of $0.75 and will expire between March 31, 2014 and June 30, 2014. These warrants were valued at $251,172 using the Black Scholes method. The Company is currently in compliance with the lease.

Regulatory authorities prefer to see biologics such as Multikine manufactured in the same manufacturing facility for Phase III clinical trials and for the sale of the product since this arrangement helps ensure that the drug lots used to conduct the clinical trials will be consistent with those that may be subsequently sold commercially. Although some biotech companies outsource their manufacturing, this can be risky with biologics because biologics require intense manufacturing and process control. With biologic products a minor change in manufacturing and process control can result in a major change in the biological activity of the final product. Good and consistent manufacturing and process control is critical and is best assured if the product is manufactured and controlled in the manufacturer's own facility by the Company's own specially trained personnel.

On January 28, 2009, the Company subleased a portion of the manufacturing facility. The sublease commenced on February 2, 2009 and ended July 2010. The Company received $10,300 per month in rent for the subleased space.

 Results of Operations and Financial Condition

During the three months ended December 31, 2010, revenue increased by $632,818 compared to the three months ended December 31, 2009. In November 2010, the Company received a $733,437 grant under The Patient Protection and Affordable Care Act of 2010 (PPACA). The grant was related to three of the Company's projects, including the Phase III trial of Multikine. The PPACA provides small and mid-sized biotech, pharmaceutical and medical device companies with up to a 50% tax credit for investments in qualified therapeutic discoveries for tax years 2009 and 2010, or a grant for the same amount tax-free. The tax credit/grant program covers research and development costs from 2009 and 2010 for all "qualifying therapeutic discovery projects." The Company recognizes revenue as the expenses are incurred. The amount of the grant earned during the three months ended December 31, 2010 was $640,385.

During the three month period ended December 31, 2010, research and development expenses increased by $459,301 compared to the three-month period ended December 31, 2009. This increase was due to the ongoing work to begin the Phase III clinical trial.

During the three-month period ended December 31, 2010, general and administrative expenses increased by $215,136 compared to the three-month period ended December 31, 2009. This increase was primarily because of an increase in legal fees in connection with the ongoing lawsuit described in Item 3 of the Company's report on Form 10-K.

Interest income during the three months ended December 31, 2010 decreased by $57,340 compared to the three-month period ended December 31, 2009. The decrease was due to the decrease in the funds available for investment and lower interest rates.

The loss on derivative instruments of $1,946,395 for the three months ended December 31, 2010 was the result of the change in fair value of the derivative liabilities and Series K Warrants during the period. This loss was caused by fluctuations in the share price of the Company's common stock.

The interest expense of $41,402 for the three months ended December 31, 2010 was interest expense on the loan from the Company's president. The interest expense of $38,120 for the three months ended December 31, 2009 was interest on the loan from the Company's president, offset by the final $3,282 in amortization of the loan premium.

 Research and Development Expenses

During the three-month periods ended December 31, 2010 and 2009, the Company's research and development efforts involved Multikine and L.E.A.P.S.(TM). The table below shows the research and development expenses associated with each project during the three-month periods.

                       Three Months Ended December 31,
                             2010           2009
                             -----          ----
   MULTIKINE              $3,075,120     $2,296,333
   L.E.A.P.S                 189,308        508,794
                          ----------     ----------
   TOTAL                  $3,264,428     $2,805,127
                          ==========     ==========

In January 2007, the Company received a "no objection" letter from the FDA indicating that it could proceed with the Phase III protocol with Multikine in head & neck cancer patients. The protocol for the Phase III clinical trial was designed to develop conclusive evidence of the safety and efficacy of Multikine in the treatment of advanced primary squamous cell carcinoma of the oral cavity. The Company had previously received a "no objection" letter from the Canadian Biologics and Genetic Therapies Directorate which enabled the Company to begin its Phase III clinical trial in Canada. The Company's Phase III clinical trial began in December 2010.

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

 Critical Accounting Estimates and Policies

Management's discussion and analysis of the Company's financial condition and results of operations is based on its unaudited condensed consolidated financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. The Company believes some of the more critical estimates and policies that affect its financial condition and results of operations are in the areas of operating leases and stock-based compensation. For more information regarding the Company's critical accounting estimates and policies, see Part II, Item 7 of the Company's 2010 10-K report. The application of these critical accounting policies and estimates has been discussed with the Audit Committee of the Company's Board of Directors.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has a loan from the president that bears interest at 15%. The Company does not believe that it has any significant exposures to market risk.

Item 4.     CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company's management, including the Company's Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2010. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010.

 Changes in Internal Control over Financial Reporting

The Company's management, with the participation of the Chief Executive and Chief Financial Officer, has evaluated whether any change in the Company's internal control over financial reporting occurred during the first three months of fiscal year 2011. There was no change in the Company's internal control over financial reporting during the three months ended December 31, 2010.

                                     PART II


Item 1.  Legal Proceedings

         See Item 3 of the Company's report on Form 10-K for the year ended September 30, 2010.

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


                                     CEL-SCI CORPORATION


Date: February 9, 2011               /s/ Geert Kersten
                                     -------------------------------
                                     Geert Kersten, Principal Executive Officer*


* Also signing in the capacity of the Principal Accounting and Financial
Officer.