Form 10-Q
period 2011-03-31
CEL SCI CORP
filed 2011-05-16
CIK 725363

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
 (Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2011
                                      OR

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

                         8229 Boone Boulevard, Suite 802
                             Vienna, Virginia 22182
                          ----------------------------
                     Address of principal executive offices

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

            Yes [ ]                       No [X]

         Class of Stock           No. Shares Outstanding              Date
         --------------           ----------------------              ----
            Common                      207,940,300                May 10, 2011

                                TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

                                                                         Page
                                                                         ----
Item 1.
      Condensed Consolidated Balance Sheets (unaudited)                     3
      Condensed Consolidated Statements of Operations (unaudited)         4-5
      Condensed Consolidated Statements of Cash Flows (unaudited)           6
      Notes to Condensed Consolidated Financial Statements (unaudited)      8

Item 2.
      Management's Discussion and Analysis of Financial Condition          27
       and Results of Operations

Item 3.
      Quantitative and Qualitative Disclosures about Market Risks          32

Item 4.
      Controls and Procedures                                              32

PART II

Item 1.
      Legal Proceedings                                                    33
Item 4.
      Submission of Matters to a Vote of Security Holders                  34
Item 6.
      Exhibits                                                             34

      Signatures                                                           35

                               CEL-SCI CORPORATION
                               -------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        ---------------------------------
                                   (unaudited)

 ASSETS                                      March 31,        September 30,
                                                2011              2010
                                          -----------------  ----------------
 CURRENT ASSETS



   Cash and cash equivalents              $     17,741,339   $    26,568,243

   Receivables                                     169,397                 -

   Prepaid expenses                              2,352,914           298,719
   Inventory used for R&D and
    manufacturing                                1,474,020         1,476,234

   Deferred rent - current portion                 730,452           751,338
                                          -----------------  ----------------

         Total current assets                   22,468,122        29,094,534

 RESEARCH AND OFFICE EQUIPMENT AND
   LEASEHOLD IMPROVEMENTS--
   Less accumulated depreciation of
    $2,868,013 and $2,626,759                    1,131,239         1,264,831

 PATENT COSTS- less accumulated
    amortization of  $1,245,394 and
    $1,205,690                                     390,441           356,079

 RESTRICTED CASH                                         -            21,357

 DEFERRED RENT - net of current portion          6,781,005         7,068,184
                                          -----------------  ----------------



                             TOTAL ASSETS $     30,770,807   $    37,804,985
                                          =================  ================

 LIABILITIES AND STOCKHOLDERS' EQUITY
  CURRENT LIABILITIES


   Accounts payable                       $        941,600   $     1,497,383
   Accrued expenses                             12,251,364           223,696
   Due to employees                                 64,009            45,808
   Related party loan                            1,104,057         1,104,057
   Derivative instruments - current
    portion                                        838,592           424,286
                                          -----------------  ----------------

        Total current liabilities               15,199,622         3,295,230

   Derivative instruments  - net of
    current portion                              4,788,937         6,521,765

   Deferred revenue                                125,000           125,000

   Deferred rent                                     6,765             8,225
                                          -----------------  ----------------
        Total liabilities                       20,120,324         9,950,220

  COMMITMENTS AND CONTINGENCIES

 STOCKHOLDERS' EQUITY
    Preferred stock, $.01 par value;
     authorized, 200,000 shares;
     no shares issued and outstanding                    -                 -
   Common stock, $.01 par value;
     authorized, 450,000,000
     shares; issued and outstanding,
     207,935,328 and 204,868,853
     shares at March 31, 2011 and
     September 30, 2010, respectively            2,079,353         2,048,689
   Additional paid-in capital                  190,651,654       187,606,044
   Accumulated deficit                        (182,080,524)     (161,799,968)
                                          -----------------  ----------------

           Total stockholders' equity           10,650,483        27,854,765
                                          -----------------  ----------------

    TOTAL LIABILITIES AND STOCKHOLDERS'
     EQUITY                               $     30,770,807   $    37,804,985
                                          =================  ================

            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        ---------------------------------
                                   (unaudited)

                                                 For the Six Months Ended
                                                         March 31,
                                                  2011               2010
                                            ------------------  ----------------
 REVENUE:

   Rent income                              $               -   $        60,600
   Grant and other income                             706,633                 -
                                            ------------------  ----------------
                Total revenue                         706,633            60,600
 EXPENSES:
   Research and development, excluding
    depreciation of $235,824 and
    $203,429 included below                         6,306,525         6,146,024
   Depreciation and amortization                      286,288           242,884
   General and administrative                       3,545,454         3,244,899
   Foreign exchange gain                              (18,604)                -
                                            ------------------  ----------------


                 Total expenses                    10,119,663         9,633,807
                                            ------------------  ----------------

 LOSS FROM OPERATIONS                              (9,413,030)       (9,573,207)

 OTHER EXPENSES                                   (12,000,000)                -

 GAIN ON DERIVATIVE INSTRUMENTS                     1,115,692        27,859,939

 INTEREST INCOME                                       99,586           207,788

 INTEREST EXPENSE                                     (82,804)          (79,522)
                                            ------------------  ----------------

 NET (LOSS) INCOME BEFORE INCOME TAXES            (20,280,556)       18,414,998

 INCOME TAX PROVISION                                       -                 -
                                            ------------------  ----------------

  NET (LOSS) INCOME                               (20,280,556)       18,414,998

  MODIFICATION OF WARRANTS                         (1,068,369)       (1,432,456)
                                            ------------------  ----------------

 NET (LOSS) INCOME AVAILABLE TO COMMON
  SHAREHOLDERS                              $     (21,348,925)  $    16,982,542
                                            ==================  ================

 NET (LOSS) INCOME PER COMMON SHARE-BASIC   $           (0.10)  $          0.09
                                            ==================  ================

 NET (LOSS) INCOME PER COMMON
  SHARE-DILUTED                             $           (0.10)  $         (0.01)
                                            ==================  ================

 WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING-BASIC                        206,090,265       199,516,156
                                            ==================  ================
 WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING-DILUTED                      206,090,265       253,593,416
                                            ==================  ================

            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        ---------------------------------
                                   (unaudited)

                                              For the Three Months Ended
                                                      March 31,
                                               2011               2010
                                         ------------------  ----------------
 REVENUE:
   Rent income                           $               -   $        30,600
   Grant and other income                           43,815                 -
                                         ------------------  ----------------
              Total revenue                         43,815            30,600
 EXPENSES:
   Research and development, excluding
    depreciation of
    $119,633 and $103,845 included
    below                                        3,042,097         3,340,897
   Depreciation and amortization                   145,141           123,303
   General and administrative                    1,994,803         1,886,758
   Foreign exchange gain                          (41,230)                 -
                                         ------------------  ----------------
                Total expenses                  5,140,811          5,350,958
                                         ------------------  ----------------

 LOSS FROM OPERATIONS                          (5,096,996)        (5,320,358)

 OTHER EXPENSES                               (12,000,000)                 -

 GAIN ON DERIVATIVE INSTRUMENTS                 3,062,087          4,519,672

 INTEREST INCOME                                   46,707             97,569

 INTEREST EXPENSE                                 (41,402)           (41,402)

FOREIGN EXCHANGE GAIN                                   -                  -
                                         ------------------  ----------------

 NET LOSS BEFORE INCOME TAXES                 (14,029,604)          (744,519)

 INCOME TAX PROVISION                                   -                  -
                                         ------------------  ----------------
  NET LOSS                                    (14,029,604)          (744,519)

  MODIFICATION OF WARRANTS                     (1,068,369)        (1,432,456)
                                         ------------------  ----------------


 NET LOSS AVAILABLE TO COMMON
  SHAREHOLDERS                           $    (15,097,973)   $    (2,176,975)
                                         ==================  ================

 NET LOSS PER COMMON SHARE-BASIC         $          (0.07)   $         (0.01)
                                         ==================  ================

 NET LOSS PER COMMON SHARE-DILUTED       $          (0.08)   $         (0.03)
                                         ==================  ================

 WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING-BASIC                    207,089,841        204,173,750
                                         ==================  ================
 WEIGHTED AVERAGE COMMON
   SHARES OUTSTANDING-DILUTED                 229,343,923        258,251,010
                                         ==================  ================

            See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                        ---------------------------------
                                   (unaudited)

                                                 Six Months Ended March 31,
                                                   2011               2010
                                             -----------------  ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 NET (LOSS) INCOME                            $   (20,280,556)  $    18,414,998
Adjustments to reconcile net (loss) income to net cash used in operating activities:

  Depreciation and amortization                       286,288           242,884
  Issuance of common stock, warrants and
   stock options for services                         132,946         1,062,670
  Common stock contributed to 401(k) plan              71,090            50,826
  Extension of options                                135,988           212,444
  Employee option cost                                697,464           618,082
  Gain on derivative instruments                   (1,115,692)      (27,859,939)
  Decrease in deferred rent asset                     308,065           614,962
  Amortization of loan premium                              -            (3,282)
  Loss on abandonment of patents                            -             5,381
  Loss on retirement of equipment                         237                 -
  Increase in prepaid expenses                     (2,054,195)         (170,642)
  Decrease (increase) in inventory for R&D
   and manufacturing                                    2,214          (614,410)
  Decrease in deposits                                      -         1,574,950
  Increase in receivables                            (169,397)                -
  Decrease in accounts payable                       (607,059)         (138,575)
  Increase in accrued expenses                     12,027,668            15,344
  Increase (decrease) in amount due to
   employees                                           18,201            (3,720)
  Increase in deferred revenue                              -           125,000
  (Decrease) increase in deferred rent
   liability                                           (1,460)               41
                                             -----------------  ----------------
NET CASH USED IN OPERATING ACTIVITIES             (10,548,198)       (5,852,986)
                                             -----------------  ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Decrease  in restricted cash                         21,357            47,236
  Purchase of equipment                               (96,588)         (138,215)
  Patent costs                                        (39,431)           (2,050)
                                             -----------------  ----------------
NET CASH USED IN INVESTING ACTIVITIES                (114,662)          (93,029)
                                             -----------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options
   and warrants                                       429,588                 -
  Proceeds from sale of stock                       1,406,368         6,390,269
                                             -----------------  ----------------

NET CASH PROVIDED BY FINANCING ACTIVITIES           1,835,956         6,390,269
                                             -----------------  ----------------

NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                       (8,826,904)          444,254

CASH AND CASH EQUIVALENTS:
  Beginning of period                              26,568,243        33,567,516
                                             -----------------  ----------------
  End of period                               $    17,741,339   $    34,011,770
                                             =================  ================
                                                                     (continued)

           See notes to condensed consolidated financial statements.

                               CEL-SCI CORPORATION
                               -------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                        ---------------------------------
                                   (unaudited)
                                   (continued)

                                                Six Months Ended March 31,
                                                  2011               2010
                                            -----------------  ----------------
SUPPLEMENTAL INFORMATION ON NONCASH
 TRANSACTIONS:
Patent costs included in accounts payable:
Increase in accounts payable                $        (34,635)  $         (5,440)
Increase in patent costs                              34,635              5,440
                                            -----------------  ----------------
                                            $              -   $              -
                                            =================  ================
Equipment costs included in accounts
 payable:
Increase in accounts payable                $        (16,641)  $        (71,235)
Increase in research and office equipment             16,641             71,235
                                            -----------------  ----------------
                                            $              -   $              -
                                            =================  ================

Exercise of derivative liability warrants:
Decrease in derivative liabilities          $        202,830   $      5,221,246
Increase in additional paid-in capital              (202,830)        (5,221,246)
                                            -----------------  ----------------
                                            $              -   $              -
                                            =================  ================

Modification of warrants:
Increase in additional paid-in capital      $     (1,068,369)  $     (1,432,456)
Decrease in additional paid-in capital             1,068,369          1,432,456
                                            -----------------  ----------------
                                            $              -   $              -
                                            =================  ================

Adoption of ASC 815-40:
Increase in derivative liabilities          $              -   $     (6,186,343)
Increase in accumulated deficit                            -          6,186,343
                                            -----------------  ----------------
                                            $              -   $              -
                                            =================  ================

NOTE:
Cash expenditures for interest expense      $         82,804   $         82,804
                                            =================  ================

            See notes to condensed consolidated financial statements.

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

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of March 31, 2011 and the results of operations for the six and three-month periods then ended. The condensed consolidated balance sheet as of September 30, 2010 is derived from the September 30, 2010 audited consolidated financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the six and three-month periods ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the entire year.

      Certain items in the consolidated financial statements have been reclassified to conform to the current presentation.

      Significant accounting policies are as follows:

      Research and Office Equipment and Leasehold Improvements - Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Repairs and maintenance which do not extend the life of the asset are expensed when incurred. Depreciation and amortization expense for the six-month periods ended March 31, 2011 and 2010 was $246,584 and $203,906, respectively.
      Depreciation and amortization expense for the three-month periods ended March 31, 2011 and 2010 was $125,013 and $104,036, respectively. During the six months ended March 31, 2011 and 2010, equipment with a net book value of $237 and $-0- was retired. During the three months ended March 31, 2011 and 2010, no equipment was retired.

      Patents - Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years). In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value. During the six-month periods ended March 31, 2011 and 2010, the Company recorded patent impairment charges of $-0- and $5,381, respectively. During the three-month periods ended March 31, 2011 and 2010, the Company recorded no patent impairment charges. For the six-month periods ended March 31, 2011 and 2010, amortization of patent costs totaled $39,704 and $38,978, respectively. For the three-month periods ended March 31, 2011 and 2010, amortization of patent costs totaled $20,128 and $19,267, respectively. The Company estimates that amortization expense will be $78,100 for each of the next five years, totaling $390,500.

      Research and Development Costs - Research and development expenditures are expensed as incurred. Total research and development costs, excluding depreciation, were $6,306,525 and $6,146,024, respectively, for the six months ended March 31, 2011 and 2010. Total research and development costs, excluding depreciation, were $3,042,097 and $3,340,897, respectively, for the three months ended March 31, 2011 and 2010.

      Income Taxes - The Company has net operating loss carryforwards of approximately $124 million. The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.

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

      Stock-Based Compensation - The Company follows Codification 718-10-30-3, "Share-Based Payment". This Codification applies to all transactions involving issuance of equity by a company in exchange for goods and services, including to employees. Compensation expense has been recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005 as well as for the portion of awards previously granted that vested during the period ended March 31, 2011. For the six months ended March 31, 2011 and 2010, the Company recorded $697,464 and $618,082, respectively, in general and administrative expense for the cost of employee options. For the three months ended March 31, 2011 and 2010, the Company recorded $335,387 and $313,082, respectively, in general and administrative expense for the cost of employee options. The Company's options vest over a three-year period from the date of grant. After one year, the stock is one-third vested, with an additional one-third vesting after two years and the final one-third vesting at the end of the three-year period. There were 18,794 and 394,000 options granted to employees during the six-month periods ended March 31, 2011 and 2010, respectively. There were 4,000 and 284,000 options granted to employees during the three-month periods ended March 31, 2011 and 2010, respectively. Options are granted with an exercise price equal to the closing price of the Company's stock on the day before the grant. The Company determines the fair value of the employee stock-based compensation using the Black Scholes method of valuation.

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

C. STOCKHOLDERS' EQUITY

      Below is a chart of the stock options, stock bonuses and compensation granted by CEL-SCI. Each option represents the right to purchase one share of CEL-SCI's common stock at March 31, 2011:

                                 Total       Shares
                                Shares    Reserved for    Shares    Remaining
                               Reserved   Outstanding   Issued as Options/Shares
Name of Plan                  Under Plans    Options   Stock Bonus Under Plans
------------                  ----------- ------------ -----------  ----------


Incentive Stock Option Plans  17,100,000   10,593,041         N/A    5,920,225
Non-Qualified Stock Option
 Plans                        33,760,000   21,705,940         N/A    8,450,642
Stock Bonus Plans             11,940,000          N/A   7,502,500    4,435,741
Stock Compensation Plan        9,500,000          N/A   5,386,531    4,113,469

      Options and stock to employees

      During the six months ended March 31, 2011, 29,268 options were exercised from the Company's option plans at prices ranging from $0.22 to $0.48. The total intrinsic value of options exercised during the six months ended March 31, 2011 was $10,944. The Company received a total of $13,056 from the exercise of the options during the six months ended March 31, 2011. During the three months ended March 31, 2011, no options were exercised from the Company's option plans. During the six months ended March 31, 2010, 89,958 options were exercised from the Company's option plans. The total intrinsic value of options exercised during the six months ended March 31, 2010 was $32,999. The Company received a total of $36,330 from the exercise of options during the six months ended March 31, 2010. During the three months ended March 31, 2010, 57,333 options were exercised from the Company's option plans. The total intrinsic value of options exercised during the three months ended March 31, 2010 was $23,493. The Company received a total of $13,773 from the exercise of options during the quarter ended March 31, 2010.

      During the six months ended March 31, 2011, 18,794 stock options were granted at prices ranging from $0.63 to $0.85 with a fair value of $13,592 and 4,000 options expired. During the three months ended March 31, 2011, 4,000 stock options were granted at prices ranging from $0.63 to $0.83 with a fair value of $2,655 and 2,000 options expired. During the six months ended March 31, 2010, 394,000 stock options were granted at prices ranging from $0.63 to $1.93 with a fair value of $417,172 and 3,500 options expired. During the three months ended March 31, 2010, 284,000 stock options were granted at prices ranging from $0.63 to $0.95 with a fair value of $229,176 and 3,500 options expired.

      During the six and three months ended March 31, 2011, the Company extended 306,500 employee options. The options were due to expire from January 26, 2011 through December 3, 2011. All options were extended for an additional three years from the current expiration date. The additional cost of $105,802 was recorded as a debit to option expense and a credit to additional paid-in capital. The value of the fully vested employee option extension was determined using the Black Scholes method. During the six and three months ended March 31, 2010, the Company extended 518,832 employee options. The options were due to expire from February 2, 2010 through December 8, 2010. All options were extended for an additional three years from the current expiration date. The additional cost of $212,444 was recorded as a debit to option expense and a credit to additional paid-in capital. The value of the fully vested employee option extension was determined using the Black Scholes method.

      Options and Stock to Non-Employees

      Options to non-employees are accounted for in accordance with Codification 505-50-05-5, "Equity Based Payments to Non-Employees". Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model. The Black-Scholes model requires management to make assumptions regarding the fair value of the options at the date of grant and the expected life of the options. There were no options granted to non-employees during the six and three months ended March 31, 2011. There were no options granted to non-employees during the six and three months ended March 31, 2010.

      There were 277,169 and 77,169 shares of common stock issued to consultants during the six and three months ended March 31, 2011 at a fair value of $0.73 and $0.79, respectively, per share for a cost of $200,964 and $60,964, respectively, of which $130,964 was expensed for the six months ended March 31, 2011 and $95,192 was expensed for the three months ended March 31, 2011. The remaining cost will be expensed over the term of the contracts. Additionally, a portion of the cost of common stock issued in previous quarters was expensed. The cost for the previously issued shares for the six and three months ended March 31, 2011 was $1,982 and $-0-, respectively. There were 370,758 and 266,566 shares of common stock issued to consultants during the six and three months ended March 31, 2010 at a cost for the six and three months ended March 31, 2010 of $409,562 and $274,563, respectively. In addition, a portion of the cost of common stock issued in previous quarters was expensed. This cost for the six and three months ended March 31, 2010 was $291,174 and $116,579, respectively.

      During the six months ended March 31, 2011, the Company extended 80,000 options issued to a consultant. The options were due in October 2010. All options were extended for an additional five years from the current expiration date. The additional cost of $30,816 was recorded as a debit to stock-based compensation expense and a credit to additional paid-in capital. The value of the fully vested option extension was determined using the Black Scholes method. There was no extension of options issued to consultants during the three months ended March 31, 2011. There was no extension of options issued to consultants during the six and three months ended March 31, 2010.

      Derivative liabilities and warrants

      Below is a chart showing the derivative liabilities and the number of warrants outstanding at March 31, 2011:
                                       Shares
                                      Issuable
                                        upon
                            Issue    Exercise of  Exercise   Expiration Refer-
      Warrant                Date     Warrant      Price       Date      ence
      -------                ----     -------      -----       ----      ----
      Series K               8/4/06    2,638,163    $ 0.40      2/4/12   1
      Series N              8/18/08    3,890,782      0.40     8/18/14   1
      Series A              6/24/09    1,303,472      0.50    12/24/14   1
      C. Schleuning          7/8/09      167,500      0.50    01/08/15   1
       (Series A)
      Series B               9/4/09      500,000      0.68      9/4/14   1

      Series C              8/20/09-   4,634,886      0.55     2/20/15   1
                            8/26/09
      Series D              9/21/09    4,714,284      1.50     9/21/11   1
      Series E              9/21/09      714,286      1.75     8/12/14   1
      Series L              4/18/07      951,669      0.75     4/17/12   2
      Series L (repriced)   4/18/07    1,000,000      0.56     4/17/13   2

      Series M              4/18/07    1,221,668      2.00     4/17/12   2
      Series M (modified)   4/18/07    6,000,000      0.60     7/31/14   2
      Series O               3/6/09    7,500,000      0.25      3/6/16   3
      Private Investors                8,609,375      0.47-
                            5/30/03-                  1.25     5/30/13-
                            6/30/09                            7/18/14   4
      Warrants held by      6/24/09-   3,497,539      0.40-   12/24/14-  5
      Officer and Director   7/6/09                   0.50      1/6/15

1.    Derivative Liabilities

         The Company accounted for the Series K and A through E Warrants as derivative liabilities in accordance with Codification 815-10, "Accounting for Derivative Instruments and Hedging Activities". For the six and three months ended March 31, 2011, the Company recorded a gain of $516,116 and a gain of $1,646,488 on the Series A through E derivative instruments, respectively. During the six and three months ended March 31, 2011, the Company recorded a gain of $211,053 and a gain of $501,251 on remaining Series K warrants, respectively. During the six and three months ended March 31, 2010, the Company recognized a gain of $4,240,952 and a gain of $933,788 on the remaining Series A through E derivative instruments, respectively. During the six and three months ended March 31, 2010, the Company recorded a gain of $2,698,066 and a gain of $709,903, respectively, on the remaining Series K warrants.

         During the six months ended March 31, 2010, 1,015,454 Series K warrants, on which the Company recognized a gain on exercise of $428,769 and 8,813,088 Series A warrants, on which the Company recognized a total gain of $8,433,451 were exercised. When the warrants were exercised, the value of these warrants was converted from derivative liabilities to equity. Series K warrants transferred to equity totaled $944,274 and Series A warrants transferred to equity totaled $4,276,972. During the three months ended March 31, 2010, 438,088 Series A warrants were exercised on which the Company recognized a total gain of $142,241. When the warrants were exercised, the value of these warrants was converted from derivative liabilities to equity. Series A warrants transferred to equity totaled $173,222.

         During the six and three months ended March 31, 2011, 757,331 and 582,331 Series C warrants were exercised. The Company recognized a gain on exercise of $232,892 and $214,007, respectively. When the warrants were exercised, the value of these warrants was converted from derivative liabilities to equity. Series C warrants transferred to equity totaled $202,830 and $141,215, respectively.

         On October 1, 2009, the Company reviewed all outstanding warrants in accordance with the requirements of Codification 815-40, "Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity's Own Stock". This topic provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument's contingent exercise and settlement provisions. The warrant agreements provide for adjustments to the purchase price for certain dilutive events, which includes an adjustment to the number of shares issuable upon the exercise of the warrant in the event that the Company makes certain equity offerings in the future at a price lower than the exercise prices of the warrant instruments. Under the provisions of Codification 815-40, the warrants are not considered indexed to the Company's stock because future equity offerings or sales of the Company's stock are not an input to the fair value of a "fixed-for-fixed" option on equity shares, and equity classification is therefore precluded. Accordingly, effective October 1, 2009, 3,890,782 Series N warrants issued in August 2008 were determined to be subject to the requirements of this topic and were valued using the Black-Scholes formula as of October 1, 2009 at $6,186,343. Effective October 1, 2009, the Series N warrants are recognized as a liability in the Company's condensed consolidated balance sheet at fair value with a corresponding adjustment to accumulated deficit and will be marked-to-market each reporting period. The Series N warrants were revalued on March 31, 2011 at $1,750,852, which resulted in a gain on derivatives and a decrease in derivative liabilities of $155,631 and $700,341 for the six and three months ended March 31, 2011 due to the increase in the Company's stock price since September 30, 2010. During the six and three months ended March 31, 2010, the Company recorded a gain of $4,240,952 and $933,788, respectively, on the Series N warrants.

         See below for details of the balances of derivative instruments at March 31, 2011 and September 30, 2010.

                                            March 31, 2011   September 30, 2010
                                            --------------   ------------------
            Series K warrants               $    791,449        $    1,002,502
            2009 financings warrants
             (Series A thru E)                 3,085,228             4,037,066
            2008 warrants reclassified
             from equity to derivative
             liabilities on October 1,
             2009 (Series N)                   1,750,852             1,906,483
                                               ---------             ---------

            Total derivative liabilities      $5,627,529            $6,946,051
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

         In September 2008, 2,250,000 of the original Series L warrants were repriced at $0.56 and extended for one year to April 17, 2013. The increase in the value of the warrants of $173,187 was recorded as a debit and a credit to additional paid-in capital in accordance with the original accounting for the Series L warrants. As of March 31, 2011, 1,000,000 of the Series L warrants at the reduced exercise price of $0.56 and 951,669 at the original exercise price of $0.75 remained outstanding.

         On March 12, 2010, the Company temporarily reduced the exercise price of the Series M warrants, originally issued on April 18, 2007. The exercise price was reduced from $2.00 to $0.75. At any time prior to June 16, 2010 investors could have exercised the Series M warrants at a price of $0.75 per share. For every two Series M warrants exercised prior to June 16, 2010 the investor would have received one Series F warrant. Each Series F warrant would have allowed the holder to purchase one share of CEL-SCI's common stock at a price of $2.50 per share at any time on or before June 15, 2014. After June 15, 2010 the exercise price of the Series M warrants reverted back to $2.00 per share. Any person exercising a Series M warrant after June 15, 2010 would not receive any Series F warrants. The Series M warrants expire on April 17, 2012. An analysis of the modification to the warrants determined that the modification increased the value of the warrants by $1,432,456. This cost was recorded as a debit and a credit to additional paid-in capital and is a deemed dividend. This cost is included in modification of warrants and reduces the net loss available to shareholders on the condensed, consolidated statements of operations. There were no exercises of the Series M warrants at the reduced price and the exercise price of the Series M warrants reverted back to $2.00 on June 16, 2010.

         On August 3, 2010, the Company's Board of Directors approved an amendment to the terms of the Series M warrants held by an investor. The investor was the owner of 8,800,000 warrants priced at $2.00 per share. The investor may now purchase 6,000,000 shares of the Company's common stock (reduced from 8,800,000) at a price of $0.60 per share. An analysis of the modification to the warrants determined that the modification increased the value of the warrants by $100,000. The adjustment was recorded as a debit and a credit to additional paid-in capital. As of March 31, 2011, all of these warrants remained outstanding. In addition, 1,221,668 Series M warrants at the original exercise price of $2.00 were outstanding as of March 31, 2011.

         On February 1, 2011, 6,000,000 Series M warrants were extended for two years. The warrants expire on July 31, 2014. The increase in the fair value of the warrants was $661,457. This cost was recorded as a debit and a credit to additional paid-in capital and is a deemed dividend. This cost is included in modification of warrants and reduces the net loss available to shareholders on the condensed, consolidated statements of operations.

3.    Licensing Agreement Warrants

         On March 6, 2009, the Company entered into a licensing agreement with Byron Biopharma LLC ("Byron") under which the Company granted Byron an exclusive license to market and distribute the Company's cancer drug Multikine in the Republic of South Africa. Pursuant to the agreement Byron will be responsible for registering the product in South Africa.

         Once Multikine has been approved for sale, the Company will be responsible for manufacturing the product, while Byron will be responsible for sales in South Africa. Revenues will be divided equally between the Company and Byron. To maintain the license Byron, among other requirements, made a $125,000 payment to the Company on March 8, 2010. On March 30, 2009, and as further consideration for its rights under the licensing agreement, Byron purchased 3,750,000 Units from the Company at a price of $0.20 per Unit. Each Unit consisted of one share of the Company's common stock and two warrants. Each warrant entitles the holder to purchase one share of the Company's common stock at a price of $0.25 per share. The warrants expire on March 6, 2016. The shares of common stock included as a component of the Units were registered by the Company under the Securities Act of 1933. The Company filed a registration statement to register the shares issuable upon the exercise of the warrants. The Units were accounted for as an equity transaction using the Black Scholes method to value the warrants. The fair value of the warrants was calculated to be $1,015,771. As of March 31, 2011, all warrants remain outstanding.

4.    Private Investor Warrants

         Between May 30, 2003 and June 30, 2009 CEL-SCI sold shares of its common stock in private transactions. In some cases warrants were issued as part of a financing. As of March 31, 2011, 8,609,375 warrants remain outstanding. For further discussion of these warrants, see Form 10-K for the year ended September 30, 2010.

         On February 1, 2011, 1,325,000 warrants were extended for three years. The increase in the fair value of the warrants was $406,912. This cost was recorded as a debit and a credit to additional paid-in capital and is a deemed dividend. This cost is included in modification of warrants and reduces the net loss available to shareholders on the condensed, consolidated statements of operations.

5.    Warrants held by Officer and Director

         Between December 2008 and June 2009, Maximilian de Clara, the Company's President and a director, loaned the Company $1,104,057. In accordance with the loan agreement, the Company issued Mr. de Clara warrants which entitle him to purchase 1,648,244 shares of the Company's common stock at a price of $0.40 per share. The warrants are exercisable at any time prior to December 24, 2014. As consideration for a further extension of the note, Mr. de Clara received warrants which allow him to purchase 1,849,295 shares of the Company's common stock at a price of $0.50 per share at any time prior to January 6, 2015. As of March 31, 2011, all warrants remain outstanding. See Note E for additional information.

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

      The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at March 31, 2011:

                            Quoted Prices in        Significant
                            Active Markets for         Other         Significant
                            Identical Assets or      Observable      Unobservable
                            Liabilities (Level 1)  Inputs (Level 2) Inputs (Level 3)    Total
                            ---------------------  ---------------- ----------------    -----

     Derivative instruments  $           -            $         -       $5,627,529   $5,627,529
                             ==============           ===========       ==========   ==========

      The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at September 30, 2010:


                            Quoted Prices in        Significant
                            Active Markets for         Other         Significant
                            Identical Assets or      Observable      Unobservable
                            Liabilities (Level 1)  Inputs (Level 2) Inputs (Level 3)    Total
                            ---------------------  ---------------- ----------------    -----

      Derivative instruments $          -              $         -     $6,946,051    $6,946,051
                             =============             ===========     ==========    ==========

      The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the periods ended March 31, 2011 and 2010:

                                                        March 31,
                                                 2011              2010
                                                 ----              ----

      Beginning balance                     $6,946,051        $35,113,970
      Transfers in                                   -          6,186,343
      Transfers out                           (202,830)        (5,221,246)
      Realized and unrealized (gains)
        losses recorded in earnings         (1,115,692)       (27,859,939)
                                            ----------        ------------
      Ending Balance                        $5,627,529        $ 8,219,128
                                            ==========        =============

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

      In accordance with Codification 470-50, the second amendment to the loan was accounted for as an extinguishment of the first amendment debt. The extinguishment of the loan required that the new loan be recorded at fair value and a gain or loss was recognized, including the warrants issued in connection with the second amendment. This resulted in a premium of $341,454, which was amortized over the period from July 6, 2009, the date of the second amendment, to October 1, 2009, the date at which the loan holder could have demanded payment of the loan. During the six months ended March 31, 2010, the Company amortized the remaining $3,282 in premium on the loan. During the six months ended March 31, 2011 and 2010, the Company paid $82,804 in interest expense to Mr. de Clara. During the three months ended March 31, 2011 and 2010, the Company paid $41,402 in interest expense to Mr. de Clara.

H. OPERATIONS, FINANCING

      The Company has incurred significant costs since its inception in connection with the acquisition of certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities and clinical trials. The Company has funded such costs with proceeds realized from the public and private sale of its common stock, preferred stock and promissory notes. The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts. There can be no assurance the Company will be successful in raising additional funds. To date, the Company has not generated any revenue from product sales. The ability of the Company to complete the necessary clinical trials and obtain Federal Drug Administration (FDA) approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure. The Company believes that it has sufficient funds to support its operations for more than the next twelve months.

      The Company has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine. Since the Company was able to raise substantial capital during 2009, the Company completed the preparations for the Phase III trial for Multikine. On December 29, 2010, the Company announced that it had commenced the Phase III clinical trial for Multikine. The net cost to the Company of the clinical trial is estimated to be $25 - $26 million.

      In November 2010, the Company received a $733,437 grant under The Patient Protection and Affordable Care Act of 2010 (PPACA). The Company recognizes revenue as the expenses are incurred. The amount of the grant earned during the six and three months ended March 31, 2011 was $684,200 and $43,815, respectively. The balance of the funds will be collected in October 2011. The grant was related to three of the Company's projects including the Phase III trial of Multikine. The PPACA provides small and mid-sized biotech, pharmaceutical and medical device companies with up to a 50% tax credit for investments in qualified therapeutic discoveries for tax years 2009 and 2010, or a grant for the same amount tax-free. The tax credit/grant program covers research and development costs from 2009 and 2010 for all qualified "therapeutic discovery projects." As of March 31, 2011, the Company has a receivable for grant funds earned but not yet received of $112,060.

I. COMMITMENTS AND CONTINGENCIES

      Lease Agreement - In August 2007, the Company leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, was remodeled in accordance with the Company's specifications so that it can be used by the Company to manufacture Multikine for the Company's Phase III clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and required an annual base rent payments of $1,575,000 during the first year of the lease. The annual base rent escalates each year at 3%. The Company is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease required the Company to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 in years six through twenty of the lease, subject to the Company maintaining compliance with the lease covenants. On January 24, 2008, a second amendment to the lease for the manufacturing facility was signed. In accordance with the amendment, the Company was required to pay the following: 1) an additional $518,790 for movable equipment, which increased restricted cash, and 2) an additional $1,295,528 into the escrow account to cover additional costs, which increased deferred rent. These funds were transferred in early February 2008. In April 2008, an additional $288,474 was paid toward the completion of the manufacturing facility. The Company took possession of the manufacturing facility in October of 2008. An additional $505,225 was paid for the completion of the work on the manufacturing facility in October 2008. During the six and three months ended March 31, 2010, an additional $32,059 was paid for final completion costs. During the six and three months ended March 31, 2011, $21,177 of the remaining restricted funds was paid to the landlord for a bonus on completion.

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

      The Company began amortizing the deferred rent on the building on October 7, 2008, the day that the Company took possession of the building. The amortization of the deferred rent for the six months ended March 31, 2011 was $379,725 and for the three months ended March 31, 2011 was $187,835. The amortization of the deferred rent for the six months ended March 31, 2010 was $406,061 and for the three months ended March 31, 2010 was $203,118.

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

      MLV will be entitled to a commission in an amount equal to the greater of 3% of the gross proceeds from each sale of the shares, or $0.025 for each share sold, provided, that, in no event will MLV receive a commission greater than 8.0% of the gross proceeds from the sale of the shares. During the six months ended March 31, 2011, the Company sold 1,901,127 shares of common stock to MLV for $1,471,777, less commissions and fees of $51,674. During the three months ended March 31, 2011, the Company sold 1,195,288 shares of common stock to MLV for $797,038, less commissions and fees of $31,159.

     On May 16, 2011, CEL-SCI entered into an Exchange Agreement (referred to herein as the "Settlement Agreement") with thirteen hedge funds (the "plaintiffs") to settle all claims arising from a lawsuit initiated by the plaintiffs in October 2009 in the United States District Court for the Southern District of New York (the "Court"). As previously disclosed by

     CEL-SCI in its public filings, in August 2006 the plaintiffs (or their predecessors) purchased from CEL-SCI Series K notes convertible into CEL-SCI common stock and Series K warrants to purchase CEL-SCI common stock under financing agreements which provided the Series K notes and warrants with anti-dilution protection if CEL-SCI sold additional shares of common stock, or securities convertible into common stock, at a price below the then applicable conversion price of the notes or the exercise price of the warrants. In their lawsuit, the plaintiffs alleged that a March 2009 drug marketing and distribution agreement in which CEL-SCI sold units of common stock and warrants to an unrelated third party triggered these anti-dilution provisions, and that CEL-SCI failed to give effect to these provisions. The plaintiffs sought $30 million in actual damages, $90 million in punitive damages, the issuance of additional shares of common stock and warrants, and a reduction in the conversion price of the Series K notes and the exercise price of the Series K warrants. CEL-SCI denied the plaintiffs' allegations in the lawsuit and asserted that the 2009 agreement was a strategic transaction which did not trigger the anti-dilution provisions of the 2006 financing agreements.

      Although the Company has vigorously defended the lawsuit and believes the plaintiffs' claims are without merit, the Company believes that a settlement of this lawsuit is in the best interests of the shareholders at this time. The settlement was entered into to avoid the substantial costs of further litigation and the risk and uncertainty that the litigation entails. By ending this dispute, and ending the significant demands on the time and attention of the Company's management necessary to respond to the litigation, the Company is better able to focus on executing its ongoing Phase III clinical trial with its novel and non-toxic cancer drug Multikine.

      Under the terms of the Settlement Agreement and its related agreements, the plaintiffs and CEL-SCI will terminate the pending litigation and release each other from all claims each may have against the other, with certain customary exceptions. CEL-SCI agreed to make a $3 million cash payment and issue $9 million of securities to the plaintiffs. These securities consist of senior secured convertible promissory notes with an aggregate principal amount of $4.95 million and shares of redeemable Series A Convertible Preferred Stock with an aggregate stated value of $4.05 million. The $3 million cash payment will be made at the closing under the Settlement Agreement. The $9 million of securities will be retired through nine equal monthly installment payments of approximately $1 million each, plus interest on the notes and dividends on the shares at the rate of 8% per annum, with payments beginning on June 1, 2011 (the month of October requires no payment) and ending on March 1, 2012. As these installments of the principal amount of the notes and the stated value of the preferred shares are paid down, or as the notes or the preferred shares are converted by the holders into common stock, the initial $9 million due (plus interest and dividends) will be proportionately reduced until the notes are fully paid or converted and the preferred shares are fully redeemed or converted. CEL-SCI has pledged all of its assets as collateral for the repayment of these obligations. While the notes and preferred shares are outstanding, CEL-SCI is generally prohibited from paying dividends, incurring new debt or making any payments (other than interest) on existing debt, and is subject to certain restrictions on the transfer of its assets. The $12 million has been accrued for and included in the March 31, 2011 consolidated financial statements.

     The notes and the Series A preferred shares will be convertible, at the option of the holder, into CEL-SCI common stock at a fixed price of $0.67 per share. The conversion price represents the most recent consolidated closing sale price of the common stock on the NYSE AMEX at the time the settlement agreement was signed by the parties. The plaintiffs have agreed to restrictions on their ability to effect short sales of the common stock based on the number of warrants and common shares they hold, but excluding shares issuable upon the conversion of the notes and preferred shares. The plaintiffs have further agreed to permit an independent accounting firm to review their trading records every three months to confirm their compliance with these restrictions.

     The parties' respective obligations under the Settlement Agreement, including CEL-SCI's obligation to pay cash and issue notes and preferred shares to the plaintiffs, are subject to obtaining the approval by the Court of an order exempting the issuance to the plaintiffs of the notes and preferred shares from registration under Section 3(a)(10) of the Securities Act of 1933. This will permit the notes and preferred shares, and the shares of common stock issuable upon conversion thereof, to be freely tradable. After the Court order is obtained, the closing of the transactions contemplated by the Settlement Agreement is subject to the further condition, unless waived by the plaintiffs, that the common shares issuable upon conversion of the notes and the preferred shares be approved for listing on the NYSE AMEX. The Company expects that the Court order will be obtained and the listing will be approved within approximately two weeks.

     The foregoing summary of the terms of the settlement is qualified in its entirety by the detailed terms of the Settlement Agreement and the related agreements and documents which are filed as exhibits to this Quarterly Report on Form 10-Q.

J. EARNINGS PER SHARE

      The Company's diluted earnings per share (EPS) are as follows for March 31, 2011 and 2010. For the six months ended March 31, 2011, the computation of dilutive net loss per share excluded options and warrants to purchase approximately 22,200,000 of common stock because their inclusion would have an anti-dilutive effect.

                                            Six Months Ended March 31, 2011
                                            -------------------------------
                                                      Weighted average
                                           Net Loss        Shares          EPS
                                           --------        ------          ---

      Basic Earnings per Share           $(21,348,925)   206,090,265    $(0.10)
      Note conversion                                              -
      Warrants and options convertible
       into shares of common stock                  -              -
                                         ------------    -----------

      Dilutive EPS                       $(21,348,925)   206,090,265    $(0.10)
                                         =============   ===========    =======

                                            Six Months Ended March 31, 2010
                                            -------------------------------
                                                      Weighted average
                                           Net Loss        Shares          EPS
                                           --------        ------          ---
      Basic Earnings per Share            $ 16,982,542   199,516,156    $0.09
      Note conversion                           82,804     2,760,142
      Warrants and options convertible
        into shares of common stock        (18,997,719)   51,317,118
                                          ------------    -----------

      Dilutive EPS                        $ (1,932,373)  253,593,416    $(0.01)
                                          =============  ===========    =======


                                          Three Months Ended March 31, 2011
                                          ---------------------------------
                                                      Weighted average
                                           Net Loss        Shares          EPS
                                           --------        ------          ---

      Basic Earnings per Share            $(15,097,973)  207,089,841    $(0.07)
      Note conversion                           41,402     2,760,142
      Warrants and options convertible
        into shares of common stock         (2,848,080)   19,493,940
                                          ------------   -----------

      Dilutive EPS                        $(17,904,651)  229,343,923    $(0.08)
                                          =============  ===========    =======


                                          Three Months Ended March 31, 2010
                                          ---------------------------------
                                                      Weighted average
                                           Net Loss        Shares          EPS
                                           --------        ------          ---
      Basic Earnings per Share            $(2,176,975)  204,173,750     $(0.01)
      Note conversion                          41,402     2,760,142
      Warrants and options convertible
        into shares of common stock        (4,377,471)   51,317,118
                                          ------------   ----------

      Dilutive EPS                        $(6,513,044)  258,251,010     $(0.03)
                                          ============  ===========     =======


K. SUBSEQUENT EVENTS

     On May 16, 2011, CEL-SCI entered into an Exchange Agreement (referred to herein as the "Settlement Agreement") with thirteen hedge funds (the "plaintiffs") to settle all claims arising from a lawsuit initiated by the plaintiffs in October 2009 in the United States District Court for the Southern District of New York (the "Court"). As previously disclosed by CEL-SCI in its public filings, in August 2006 the plaintiffs (or their predecessors) purchased from CEL-SCI Series K notes convertible into

     CEL-SCI common stock and Series K warrants to purchase CEL-SCI common stock under financing agreements which provided the Series K notes and warrants with anti-dilution protection if CEL-SCI sold additional shares of common stock, or securities convertible into common stock, at a price below the then applicable conversion price of the notes or the exercise price of the warrants. In their lawsuit, the plaintiffs alleged that a March 2009 drug marketing and distribution agreement in which CEL-SCI sold units of common stock and warrants to an unrelated third party triggered these anti-dilution provisions, and that CEL-SCI failed to give effect to these provisions. The plaintiffs sought $30 million in actual damages, $90 million in punitive damages, the issuance of additional shares of common stock and warrants, and a reduction in the conversion price of the Series K notes and the exercise price of the Series K warrants. CEL-SCI denied the plaintiffs' allegations in the lawsuit and asserted that the 2009 agreement was a strategic transaction which did not trigger the anti-dilution provisions of the 2006 financing agreements.

      Although the Company has vigorously defended the lawsuit and believes the plaintiffs' claims are without merit, the Company believes that a settlement of this lawsuit is in the best interests of the shareholders at this time. The settlement was entered into to avoid the substantial costs of further litigation and the risk and uncertainty that the litigation entails. By ending this dispute, and ending the significant demands on the time and attention of the Company's management necessary to respond to the litigation, the Company is better able to focus on executing its ongoing Phase III clinical trial with its novel and non-toxic cancer drug Multikine.

      Under the terms of the Settlement Agreement and its related agreements, the plaintiffs and CEL-SCI will terminate the pending litigation and release each other from all claims each may have against the other, with certain customary exceptions. CEL-SCI agreed to make a $3 million cash payment and issue $9 million of securities to the plaintiffs. These securities consist of senior secured convertible promissory notes with an aggregate principal amount of $4.95 million and shares of redeemable Series A Convertible Preferred Stock with an aggregate stated value of $4.05 million. The $3 million cash payment will be made at the closing under the Settlement Agreement. The $9 million of securities will be retired through nine equal monthly installment payments of approximately $1 million each, plus interest on the notes and dividends on the shares at the rate of 8% per annum, with payments beginning on June 1, 2011 (the month of October requires no payment) and ending on March 1, 2012. As these installments of the principal amount of the notes and the stated value of the preferred shares are paid down, or as the notes or the preferred shares are converted by the holders into common stock, the initial $9 million due (plus interest and dividends) will be proportionately reduced until the notes are fully paid or converted and the preferred shares are fully redeemed or converted. CEL-SCI has pledged all of its assets as collateral for the repayment of these obligations. While the notes and preferred shares are outstanding, CEL-SCI is generally prohibited from paying dividends, incurring new debt or making any payments (other than interest) on existing debt, and is subject to certain restrictions on the transfer of its assets. The $12 million has been accrued for and included in the March 31, 2011 consolidated financial statements.

     The notes and the Series A preferred shares will be convertible, at the option of the holder, into CEL-SCI common stock at a fixed price of $0.67 per share. The conversion price represents the most recent consolidated closing sale price of the common stock on the NYSE AMEX at the time the settlement agreement was signed by the parties. The plaintiffs have agreed to restrictions on their ability to effect short sales of the common stock based on the number of warrants and common shares they hold, but excluding shares issuable upon the conversion of the notes and preferred shares. The plaintiffs have further agreed to permit an independent accounting firm to review their trading records every three months to confirm their compliance with these restrictions.

     The parties' respective obligations under the Settlement Agreement, including CEL-SCI's obligation to pay cash and issue notes and preferred shares to the plaintiffs, are subject to obtaining the approval by the Court of an order exempting the issuance to the plaintiffs of the notes and preferred shares from registration under Section 3(a)(10) of the Securities Act of 1933. This will permit the notes and preferred shares, and the shares of common stock issuable upon conversion thereof, to be freely tradable. After the Court order is obtained, the closing of the transactions contemplated by the Settlement Agreement is subject to the further condition, unless waived by the plaintiffs, that the common shares issuable upon conversion of the notes and the preferred shares be approved for listing on the NYSE AMEX. The Company expects that the Court order will be obtained and the listing will be approved within approximately two weeks.

     The foregoing summary of the terms of the settlement is qualified in its entirety by the detailed terms of the Settlement Agreement and the related agreements and documents which are filed as exhibits to this Quarterly Report on Form 10-Q.

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

The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts. The ability of the Company to complete the necessary clinical trials and obtain Federal Drug Administration (FDA) approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure. The Company believes that, counting its cash on hand and access to capital through the MLV sales agreement (see Note I to the accompanying financial statements), it has enough capital to support its operations for more than the next twelve months. The cash expenditure from the settlement will be dependent on the stock price during the next 10 months. If the stock price remains above $0.67, the conversion price of the settlement securities, it is likely that most of the settlement securities will be converted into CEL-SCI common stock and will not result in the planned cash payments. It would seem likely that a higher share price will therefore reduce the Company's cash expenditures during the next 10 months by an amount between $0 (below $0.67 during the next 10 months) and $9 million.

The Company has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine. On December 29, 2010, the Company announced that it had commenced the Phase III clinical trial for Multikine. During the first half of May 2011, the Phase III clinical trial commenced also in India, Poland and Canada. The net cost to the Company of the Phase III clinical trial is estimated to be $25 - $26 million.

During the six-month period ended March 31, 2011, the Company's cash decreased by $8,826,904, which includes approximately $2.4 million in prepayments for the Phase III clinical trial which the Company expects to be used during fiscal year 2011, compared to an increase in cash of $444,254 during the six months ended March 31, 2010. For the six months ended March 31, 2011 and 2010, cash used in operating activities totaled $10,548,198 and $5,852,986, respectively. For the six months ended March 31, 2011 and 2010, cash provided by financing activities totaled $1,835,956 and $6,390,269, respectively. Cash used by investing activities was $114,662 and $93,029, for the six months ended March 31, 2011 and 2010, respectively. The use of cash in investing activities consisted primarily of purchases of equipment and legal costs incurred in patent applications.

In August 2007, the Company leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, was remodeled in accordance with the Company's specifications so that it can be used by the Company to manufacture Multikine for the Company's Phase III clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and required an annual base rent payments of $1,575,000 during the first year of the lease. The annual base rent escalates each year at 3%. The Company is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease required the Company to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 in years six through twenty of the lease. On January 24, 2008, a second amendment to the lease for the manufacturing facility was signed. In accordance with the amendment, the Company was required to pay the following: 1) an additional $518,790 for movable equipment, which increased restricted cash, and 2) an additional $1,295,528 into the escrow account to cover additional costs, which increased deferred rent. These funds were transferred in early February 2008. In April 2008, an additional $288,474 was paid toward the completion of the manufacturing facility. The Company took possession of the manufacturing facility in October of 2008. An additional $505,225 was paid for the completion of the work on the manufacturing facility in October 2008. During the six months ended March 31, 2010, an additional $32,059 was paid for final completion costs. During the six months ended March 31, 2011, the Company paid $21,177 as a bonus on completion to the landlord.

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

Results of Operations and Financial Condition

During the six months ended March 31, 2011, revenue increased by $646,033 compared to the six months ended March 31, 2010. In November 2010, the Company received a $733,437 grant under The Patient Protection and Affordable Care Act of 2010 (PPACA). The grant was related to three of the Company's projects, including the Phase III trial of Multikine. The PPACA provides small and mid-sized biotech, pharmaceutical and medical device companies with up to a 50% tax credit for investments in qualified therapeutic discoveries for tax years 2009 and 2010, or a grant for the same amount tax-free. The tax credit/grant program covers research and development costs from 2009 and 2010 for all qualified "therapeutic discovery projects." The Company recognizes revenue as the expenses are incurred. The amount of the grant earned during the six and three months ended March 31, 2011 was $684,200 and $43,815, respectively. During the three months ended March 31, 2011, revenue increased by $13,215 compared to the three months ended March 31, 2011. The Company no longer subleases a portion of the manufacturing facility, but earns the revenue from the PPACA.

During the six and three month periods ended March 31, 2011, research and development expenses increased by $160,501 and decreased by $298,800, respectively, compared to the six and three-month periods ended March 31, 2010. The Company is continuing the Phase III clinical trial and research and development fluctuates based on the activity level of the clinical trial.

During the six and three-month periods ended March 31, 2011, general and administrative expenses increased by $300,555 and $108,045, respectively, compared to the six and three-month periods ended March 31, 2010. Fees for the ongoing lawsuit described in Item 3 of the Company's report on Form 10-K have fluctuated over the past year.

Interest income during the six and three months ended March 31, 2011 decreased by $108,202 and $50,862, compared to the six and three-month period ended March 31, 2010, respectively. The decrease was due to the decrease in the funds available for investment and lower interest rates.

The gain on derivative instruments of $1,115,692 and $3,062,087 for the six and three months ended March 31, 2011 was the result of the change in fair value of the derivative liabilities and Series K Warrants during the period. This gain was caused by fluctuations in the share price of the Company's common stock.

The interest expense of $82,804 and $41,402 for the six and three months ended March 31, 2011 was interest expense on the loan from the Company's president. The interest expense of $79,522 and $41,402 for the six and three months ended March 31, 2010 was interest on the loan from the Company's president, offset by the final $3,282 in amortization of the loan premium in October, 2009.

On May 16, 2011, CEL-SCI entered into an Exchange Agreement (referred to herein as the "Settlement Agreement") with thirteen hedge funds (the "plaintiffs") to settle all claims arising from a lawsuit initiated by the plaintiffs in October 2009 in the United States District Court for the Southern District of New York (the "Court"). As previously disclosed by CEL-SCI in its public filings, in August 2006 the plaintiffs (or their predecessors) purchased from CEL-SCI Series K notes convertible into CEL-SCI common stock and Series K warrants to purchase

CEL-SCI common stock under financing agreements which provided the Series K notes and warrants with anti-dilution protection if CEL-SCI sold additional shares of common stock, or securities convertible into common stock, at a price below the then applicable conversion price of the notes or the exercise price of the warrants. In their lawsuit, the plaintiffs alleged that a March 2009 drug marketing and distribution agreement in which CEL-SCI sold units of common stock and warrants to an unrelated third party triggered these anti-dilution provisions, and that CEL-SCI failed to give effect to these provisions. The plaintiffs sought $30 million in actual damages, $90 million in punitive damages, the issuance of additional shares of common stock and warrants, and a reduction in the conversion price of the Series K notes and the exercise price of the Series K warrants. CEL-SCI denied the plaintiffs' allegations in the lawsuit and asserted that the 2009 agreement was a strategic transaction which did not trigger the anti-dilution provisions of the 2006 financing agreements.

Although the Company has vigorously defended the lawsuit and believes the plaintiffs' claims are without merit, the Company believes that a settlement of this lawsuit is in the best interests of the shareholders at this time. The settlement was entered into to avoid the substantial costs of further litigation and the risk and uncertainty that the litigation entails. By ending this dispute, and ending the significant demands on the time and attention of the Company's management necessary to respond to the litigation, the Company is better able to focus on executing its ongoing Phase III clinical trial with its novel and non-toxic cancer drug Multikine.

Under the terms of the Settlement Agreement and its related agreements, the plaintiffs and CEL-SCI will terminate the pending litigation and release each other from all claims each may have against the other, with certain customary exceptions. CEL-SCI agreed to make a $3 million cash payment and issue $9 million of securities to the plaintiffs. These securities consist of senior secured convertible promissory notes with an aggregate principal amount of $4.95 million and shares of redeemable Series A Convertible Preferred Stock with an aggregate stated value of $4.05 million. The $3 million cash payment will be made at the closing under the Settlement Agreement. The $9 million of securities will be retired through nine equal monthly installment payments of approximately $1 million each, plus interest on the notes and dividends on the shares at the rate of 8% per annum, with payments beginning on June 1, 2011 (the month of October requires no payment) and ending on March 1, 2012. As these installments of the principal amount of the notes and the stated value of the preferred shares are paid down, or as the notes or the preferred shares are converted by the holders into common stock, the initial $9 million due (plus interest and dividends) will be proportionately reduced until the notes are fully paid or converted and the preferred shares are fully redeemed or converted. CEL-SCI has pledged all of its assets as collateral for the repayment of these obligations. While the notes and preferred shares are outstanding, CEL-SCI is generally prohibited from paying dividends, incurring new debt or making any payments (other than interest) on existing debt, and is subject to certain restrictions on the transfer of its assets. The $12 million has been accrued for and included in the March 31, 2011 consolidated financial statements.

The notes and the Series A preferred shares will be convertible, at the option of the holder, into CEL-SCI common stock at a fixed price of $0.67 per share. The conversion price represents the most recent consolidated closing sale price of the common stock on the NYSE AMEX at the time the settlement agreement was signed by the parties. The plaintiffs have agreed to restrictions on their ability to effect short sales of the common stock based on the number of warrants and common shares they hold, but excluding shares issuable upon the conversion of the notes and preferred shares. The plaintiffs have further agreed to permit an independent accounting firm to review their trading records every three months to confirm their compliance with these restrictions.

The parties' respective obligations under the Settlement Agreement, including CEL-SCI's obligation to pay cash and issue notes and preferred shares to the plaintiffs, are subject to obtaining the approval by the Court of an order exempting the issuance to the plaintiffs of the notes and preferred shares from registration under Section 3(a)(10) of the Securities Act of 1933. This will permit the notes and preferred shares, and the shares of common stock issuable upon conversion thereof, to be freely tradable. After the Court order is obtained, the closing of the transactions contemplated by the Settlement Agreement is subject to the further condition, unless waived by the plaintiffs, that the common shares issuable upon conversion of the notes and the preferred shares be approved for listing on the NYSE AMEX. The Company expects that the Court order will be obtained and the listing will be approved within approximately two weeks.

The foregoing summary of the terms of the settlement is qualified in its entirety by the detailed terms of the Settlement Agreement and the related agreements and documents which are filed as exhibits to this Quarterly Report on Form 10-Q.

Research and Development Expenses

During the six and three-month periods ended March 31, 2011 and 2010, the Company's research and development efforts involved Multikine and
L.E.A.P.S.(TM). The table below shows the research and development expenses associated with each project during the six and three-month periods.

                    Six Months Ended March 31,      Three Months Ended March 31,
                    --------------------------      ----------------------------
                        2011         2010                  2011       2010
                        -----        ----                  ----       ----

   MULTIKINE        $6,032,691    $5,389,010            $2,957,571  $3,092,676
   L.E.A.P.S           273,834       757,014                84,526     248,221
                    ----------    ----------            ----------  ----------

   TOTAL            $6,306,525    $6,146,024            $3,042,097  $3,340,897
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

Item 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company's management, including the Company's Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2011. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and regulations, and that such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer has concluded that the Company's disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

The Company's management, with the participation of the Chief Executive and Chief Financial Officer, has evaluated whether any change in the Company's internal control over financial reporting occurred during the first six months of fiscal year 2011. There was no change in the Company's internal control over financial reporting during the six months ended March 31, 2011.

                                     PART II

Item 1.   LEGAL PROCEEDINGS

On May 16, 2011, CEL-SCI entered into an Exchange Agreement (referred to herein as the "Settlement Agreement") with thirteen hedge funds (the "plaintiffs") to settle all claims arising from a lawsuit initiated by the plaintiffs in October 2009 in the United States District Court for the Southern District of New York (the "Court"). As previously disclosed by CEL-SCI in its public filings, in August 2006 the plaintiffs (or their predecessors) purchased from CEL-SCI Series K notes convertible into CEL-SCI common stock and Series K warrants to purchase CEL-SCI common stock under financing agreements which provided the Series K notes and warrants with anti-dilution protection if CEL-SCI sold additional shares of common stock, or securities convertible into common stock, at a price below the then applicable conversion price of the notes or the exercise price of the warrants. In their lawsuit, the plaintiffs alleged that a March 2009 drug marketing and distribution agreement in which CEL-SCI sold units of common stock and warrants to an unrelated third party triggered these anti-dilution provisions, and that CEL-SCI failed to give effect to these provisions. The plaintiffs sought $30 million in actual damages, $90 million in punitive damages, the issuance of additional shares of common stock and warrants, and a reduction in the conversion price of the Series K notes and the exercise price of the Series K warrants. CEL-SCI denied the plaintiffs' allegations in the lawsuit and asserted that the 2009 agreement was a strategic transaction which did not trigger the anti-dilution provisions of the 2006 financing agreements.

Although the Company has vigorously defended the lawsuit and believes the plaintiffs' claims are without merit, the Company believes that a settlement of this lawsuit is in the best interests of the shareholders at this time. The settlement was entered into to avoid the substantial costs of further litigation and the risk and uncertainty that the litigation entails. By ending this dispute, and ending the significant demands on the time and attention of the Company's management necessary to respond to the litigation, the Company is better able to focus on executing its ongoing Phase III clinical trial with its novel and non-toxic cancer drug Multikine.

Under the terms of the Settlement Agreement and its related agreements, the plaintiffs and CEL-SCI will terminate the pending litigation and release each other from all claims each may have against the other, with certain customary exceptions. CEL-SCI agreed to make a $3 million cash payment and issue $9 million of securities to the plaintiffs. These securities consist of senior secured convertible promissory notes with an aggregate principal amount of $4.95 million and shares of redeemable Series A Convertible Preferred Stock with an aggregate stated value of $4.05 million. The $3 million cash payment will be made at the closing under the Settlement Agreement. The $9 million of securities will be retired through nine equal monthly installment payments of approximately $1 million each, plus interest on the notes and dividends on the shares at the rate of 8% per annum, with payments beginning on June 1, 2011 (the month of October requires no payment) and ending on March 1, 2012. As these installments of the principal amount of the notes and the stated value of the preferred shares are paid down, or as the notes or the preferred shares are converted by the holders into common stock, the initial $9 million due (plus interest and dividends) will be proportionately reduced until the notes are fully paid or converted and the preferred shares are fully redeemed or converted. CEL-SCI has pledged all of its assets as collateral for the repayment of these obligations.

While the notes and preferred shares are outstanding, CEL-SCI is generally prohibited from paying dividends, incurring new debt or making any payments (other than interest) on existing debt, and is subject to certain restrictions on the transfer of its assets. The $12 million has been accrued for and included in the March 31, 2011 consolidated financial statements.

The notes and the Series A preferred shares will be convertible, at the option of the holder, into CEL-SCI common stock at a fixed price of $0.67 per share. The conversion price represents the most recent consolidated closing sale price of the common stock on the NYSE AMEX at the time the settlement agreement was signed by the parties. The plaintiffs have agreed to restrictions on their ability to effect short sales of the common stock based on the number of warrants and common shares they hold, but excluding shares issuable upon the conversion of the notes and preferred shares. The plaintiffs have further agreed to permit an independent accounting firm to review their trading records every three months to confirm their compliance with these restrictions.

The parties' respective obligations under the Settlement Agreement, including CEL-SCI's obligation to pay cash and issue notes and preferred shares to the plaintiffs, are subject to obtaining the approval by the Court of an order exempting the issuance to the plaintiffs of the notes and preferred shares from registration under Section 3(a)(10) of the Securities Act of 1933. This will permit the notes and preferred shares, and the shares of common stock issuable upon conversion thereof, to be freely tradable. After the Court order is obtained, the closing of the transactions contemplated by the Settlement Agreement is subject to the further condition, unless waived by the plaintiffs, that the common shares issuable upon conversion of the notes and the preferred shares be approved for listing on the NYSE AMEX. The Company expects that the Court order will be obtained and the listing will be approved within approximately two weeks.

The foregoing summary of the terms of the settlement is qualified in its entirety by the detailed terms of the Settlement Agreement and the related agreements and documents which are filed as exhibits to this Quarterly Report on Form 10-Q.


Item 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           None

Item 6.(a) Exhibits

       Number           Exhibit
       ------           -------

       10 (aa)          Exchange Agreement

       31               Rule 13a-14(a) Certifications

       32               Section 1350 Certifications

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          CEL-SCI CORPORATION


Date: May 16, 2011                        /s/ Geert Kersten
                                          ----------------------------------
                                          Geert Kersten, Principal Executive
                                          Officer*

*    Also  signing in the capacity of the  Principal  Accounting  and  Financial
     Officer.