Form 10-Q
period 2011-06-30
CEL SCI CORP
filed 2011-08-09
CIK 725363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OFTHE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

Commission File Number 001-11889

CEL-SCI CORPORATION

Colorado	84-0916344
State or other jurisdiction incorporation	(IRS) Employer Identification Number

8229 Boone Boulevard, Suite 802 Vienna, Virginia  22182
Address of principal executive offices

(703)  506-9460
Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.  Yes ☑  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☑  No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐  No  ☑

Class of Stock	No. Shares Outstanding	Date
Common	212,754,415	August 3, 2011

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CEL-SCI CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(unaudited)

ASSETS	June 30,	September 30,
	2011	2010
CURRENT ASSETS

Cash and cash equivalents	$10,576,078	$26,568,243
Receivables	414,126	-
Prepaid expenses	2,290,315	298,719
Inventory used for R&D and manufacturing	1,578,260	1,476,234
Deferred rent - current portion	715,806	751,338

Total current assets	15,574,585	29,094,534

RESEARCH AND OFFICE EQUIPMENT AND
LEASEHOLD IMPROVEMENTS--
Less accumulated depreciation of $2,964,161 and $2,626,759	1,097,679	1,264,831

PATENT COSTS- less accumulated
amortization of $1,267,104 and $1,205,690	434,101	356,079

RESTRICTED CASH	-	21,357
DEFERRED RENT - net of current portion	6,635,686	7,068,184

TOTAL ASSETS	$23,742,051	$37,804,985

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,274,264	$1,497,383
Accrued expenses	196,236	223,696
Due to employees	5,582	45,808
Related party loan	1,104,057	1,104,057
Convertible notes	4,929,000	-
Convertible preferred stock - 3,033 shares outstanding	3,043,000	-
Derivative instruments - current portion	469,249	424,286

Total current liabilities	11,021,388	3,295,230

Derivative instruments - net of current portion	3,405,969	6,521,765
Deferred revenue	125,000	125,000
Deferred rent	6,035	8,225
Total liabilities	14,558,392	9,950,220

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value; authorized, 200,000 shares;
no shares issued and outstanding	-	-
Common stock, $.01 par value; authorized, 450,000,000
shares; issued and outstanding, 210,584,868 and
204,868,853 shares at June 30, 2011 and September
30, 2010, respectively	2,105,849	2,048,689
Additional paid-in capital	192,272,589	187,606,044
Accumulated deficit	(185,194,779)	(161,799,968)

Total stockholders' equity	9,183,659	27,854,765

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$23,742,051	$37,804,985

See notes to condensed consolidated financial statements.

CEL-SCI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Nine Months Ended
	June 30,
	2011	2010
REVENUE:
Rent income	$-	$91,500
Grant and other income	784,036	-

Total revenue	784,036	91,500
EXPENSES:
Research and development, excluding depreciation of
$359,343 and $316,575 included below	9,231,296	7,733,544
Depreciation and amortization	434,436	377,458
General and administrative	5,407,782	4,947,764
Foreign exchange gain	(30,704)	-

Total expenses	15,042,810	13,058,766

LOSS FROM OPERATIONS	(14,258,774)	(12,967,266)

OTHER EXPENSES	(12,000,000)	-

GAIN ON DERIVATIVE INSTRUMENTS	2,879,003	30,614,451

INTEREST INCOME	134,002	287,613

INTEREST EXPENSE	(149,042)	(120,924)

NET (LOSS) INCOME BEFORE INCOME TAXES	(23,394,811)	17,813,874

INCOME TAX PROVISION	-	-

NET (LOSS) INCOME	(23,394,811)	17,813,874

MODIFICATION OF WARRANTS	(1,068,369)	(1,432,456)

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(24,463,180)	$16,381,418

NET (LOSS) INCOME PER COMMON SHARE-BASIC	$(0.12)	$0.08

NET LOSS PER COMMON SHARE-DILUTED	$(0.12)	$(0.02)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING-BASIC	206,860,979	201,208,121
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING-DILUTED	206,860,979	228,443,595

See notes to condensed consolidated financial statements.

CEL-SCI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended
	June 30,
	2011	2010
REVENUE:
Rent income	$-	$30,900
Grant and other income	77,403	-

Total revenue	77,403	30,900
EXPENSES:
Research and development, excluding depreciation of
$123,519 and $113,146 included below	2,924,771	1,587,520
Depreciation and amortization	148,148	134,574
General and administrative	1,862,328	1,702,865
Foreign exchange gain	(12,100)	-

Total expenses	4,923,147	3,424,959

LOSS FROM OPERATIONS	(4,845,744)	(3,394,059)

OTHER EXPENSES	-	-

GAIN ON DERIVATIVE INSTRUMENTS	1,763,311	2,754,512

INTEREST INCOME	34,416	79,825

INTEREST EXPENSE	(66,238)	(41,402)

NET LOSS BEFORE INCOME TAXES	(3,114,255)	(601,124)

INCOME TAX PROVISION	-	-

NET LOSS	(3,114,255)	(601,124)

MODIFICATION OF WARRANTS	-	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(3,114,255)	$(601,124)

NET LOSS PER COMMON SHARE-BASIC	$(0.01)	$0.00

NET LOSS PER COMMON SHARE-DILUTED	$(0.02)	$(0.01)

WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING-BASIC	208,402,408	204,592,051
WEIGHTED AVERAGE COMMON
SHARES OUTSTANDING-DILUTED	241,110,822	231,827,525

See notes to condensed consolidated financial statements.

CEL-SCI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW

(unaudited)

	Nine Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS) INCOME	$(23,394,811)	$17,813,874
Adjustments to reconcile net (loss) income to
net cash used in operating activities:
Depreciation and amortization	434,436	377,458
Issuance of convertible notes and preferred stock in legal settlement	9,000,000	-
Issuance of common stock, warrants and stock options for services	137,947	1,159,450
Common stock contributed to 401(k) plan	112,030	83,023
Extension of options	135,988	212,444
Employee option cost	1,104,933	939,350
Gain on derivative instruments	(2,879,003)	(30,614,451)
Decrease in deferred rent asset	468,030	754,276
Amortization of loan premium	-	(3,282)
Loss on abandonment of patents	-	5,381
Loss on retirement of equipment	2,828	2,081
Increase in prepaid expenses	(1,991,596)	(148,774)
Increase in inventory for R&D and manufacturing	(102,026)	(1,352,513)
Decrease in deposits	-	1,574,932
Increase in receivables	(414,126)	-
Decrease in accounts payable	(350,377)	(83,191)
Increase in accrued expenses	53,935	115,236
Decrease in amount due to employees	(40,226)	(25,020)
Increase in deferred revenue	-	125,000
(Decrease) increase in deferred rent liability	(2,190)	61
NET CASH USED IN OPERATING ACTIVITIES	(17,724,228)	(9,064,665)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	21,357	47,215
Purchase of equipment	(174,993)	(368,281)
Patent costs	(45,883)	(15,023)
NET CASH USED IN INVESTING ACTIVITIES	(199,519)	(336,089)

CASH FLOWS FROM FINANCING ACTIVITIES:

Payment for repurchase of preferred stock	(1,017,000)	-
Proceeds from exercise of stock options and warrants	604,588	6,308,874
Proceeds from sale of stock	2,343,994	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,931,582	6,308,874

NET DECREASE IN CASH AND CASH EQUIVALENTS	(15,992,165)	(3,091,880)

CASH AND CASH EQUIVALENTS:
Beginning of period	26,568,243	33,567,516

End of period	$10,576,078	$30,475,636
		(continued)

See notes to condensed consolidated financial statements.

CEL-SCI CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(unaudited) (continued)

	Nine Months Ended June 30,
	2011	2010
SUPPLEMENTAL INFORMATION ON NONCASH TRANSACTIONS:

Patent costs included in accounts payable:
Increase in accounts payable	$(93,553)	$-
Increase in patent costs	93,553	-

	$-	$-
Equipment costs included in accounts payable:
Increase in accounts payable	$(33,705)	$(48,657)
Increase in research and office equipment	33,705	48,657

	$-	$-

Modification of warrants:
Increase in additional paid-in capital	$(1,068,369)	$(1,432,456)
Decrease in additional paid-in capital	1,068,369	1,432,456

	$-	$-

Exercise of derivative liability warrants:
Decrease in derivative liabilities	$202,830	$5,510,490
Increase in additional paid-in capital	(202,830)	(5,510,490)

	$-	$-

Adoption of ASC 815-40:
Increase in derivative liabilities	$-	$(6,186,343)
Increase in accumulated deficit	-	6,186,343

	$-	$-

Dismissal of liability for overpayment:
Decrease in accrued expenses	$81,395	$-
Increase in additional paid-in capital	(81,395)	-

	$-	$-
NOTE:
Cash expenditures for interest expense	$124,206	$124,206

See notes to condensed consolidated financial statements.

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of CEL-SCI Corporation and subsidiary (the Company) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, interim condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended September 30, 2010.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of June 30, 2011 and the results of operations for the nine and three-month periods then ended.  The condensed consolidated balance sheet as of September 30, 2010 is derived from the September 30, 2010 audited consolidated financial statements.  Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.  The results of operations for the nine and three-month periods ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the entire year.

Certain items in the consolidated financial statements have been reclassified to conform to the current presentation.

Significant accounting policies are as follows:

Research and Office Equipment and Leasehold Improvements - Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years.  Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease.  Repairs and maintenance which do not extend the life of the asset are expensed when incurred.  Depreciation and amortization expense for the nine-month periods ended June 30, 2011 and 2010 was $373,022 and $318,800, respectively.  Depreciation and amortization expense for the three-month periods ended June 30, 2011 and 2010 was $126,438 and $114,894, respectively.  During the nine months ended June 30, 2011 and 2010, equipment with a net book value of $2,828 and $2,081 was retired.  During the three months ended June 30, 2011 and 2010, equipment with a net book value of $2,591 and $2,081 was retired.

Patents - Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years).  In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made.  An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset.  The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value.  During the nine-month periods ended June 30, 2011 and 2010, the Company recorded patent impairment charges of $-0- and $5,381, respectively.  During the three-month periods ended June 30, 2011 and 2010, the Company recorded no patent impairment charges.  For the nine-month periods ended June 30, 2011 and 2010, amortization of patent costs totaled $61,414 and $58,658, respectively.  For the three-month periods ended June 30, 2011 and 2010, amortization of patent costs totaled $21,710 and $19,680, respectively.  The Company estimates that amortization expense will be $82,594 for each of the next five years, totaling $412,970.

Research and Development Costs - Research and development expenditures are expensed as incurred.  Total research and development costs, excluding depreciation, were $9,231,296 and $7,733,544, respectively, for the nine months ended June 30, 2011 and 2010.  Total research and development costs, excluding depreciation, were $2,924,771 and $1,587,520, respectively, for the three months ended June 30, 2011 and 2010.

Income Taxes - The Company has net operating loss carryforwards of approximately $132 million.  The Company uses the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.

Derivative Instruments – The Company has entered into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features.  The Company has also issued warrants to various parties in connection with work performed by these parties.  The Company accounts for these arrangements in accordance with Codification 815-10-50, “Accounting for Derivative Instruments and Hedging Activities”.  The Company also accounts for warrants in accordance with Codification 815-40-15, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”.  In accordance with accounting principles generally accepted in the United States (“GAAP”), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments.  The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.  The derivative liabilities are remeasured at fair value at the end of each interim period as long as they are outstanding.

Deferred rent (asset) – The deferred rent is discussed at Note G.  Long-term interest receivable on the deposit on the manufacturing facility has been combined with the deferred rent (asset) for both periods for comparability.

Stock-Based Compensation – The Company follows Codification 718-10-30-3, “Share-Based Payment”.  This Codification applies to all transactions involving issuance of equity by a company in exchange for goods and services, including to employees.  Compensation expense has been recognized for awards that were granted, modified, repurchased or cancelled on or after October 1, 2005 as well as for the portion of awards previously granted that vested during the period ended June 30, 2011.  For the nine months ended June 30, 2011 and 2010, the Company recorded $1,104,933 and $939,350, respectively, in general and administrative expense for the cost of employee options.  For the three months ended June 30, 2011 and 2010, the Company recorded $407,469 and $321,268, respectively, in general and administrative expense for the cost of employee options. The Company's options vest over a three-year period from the date of grant.  After one year, the stock is one-third vested, with an additional one-third vesting after two years and the final one-third vesting at the end of the three-year period.  There were 2,379,594 and 400,000 options granted to employees during the nine-month periods ended June 30, 2011 and 2010, respectively. There were 2,360,800 and 6,000 options granted to employees during the three-month periods ended June 30, 2011 and 2010, respectively.  Options are granted with an exercise price equal to the closing price of the Company's stock on the day before the grant.  The Company determines the fair value of the employee stock-based compensation using the Black Scholes method of valuation.

The Company has Incentive Stock Option Plans, Non-Qualified Stock Option Plans, a Stock Compensation Plan and Stock Bonus Plans. In some cases these Plans are collectively referred to as the "Plans".  All Plans have been approved by the stockholders. A summary chart and description of activity for the quarter of the Plans follows in Note C. For further discussion of the Stock Option Plans, Stock Compensation Plan and Stock Bonus Plans, see Form 10-K for the year ended September 30, 2010.

B.
NEW ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs,” which is effective for interim and annual periods beginning after December 15, 2011.  This guidance amends certain accounting and disclosure requirements related to fair value measurements.  The Company does not believe that this amendment will have a material impact on its financial statements.

C.
STOCKHOLDERS’ EQUITY

Below is a chart of the stock options, stock bonuses and compensation granted by the Company.  Each option represents the right to purchase one share of the Company’s common stock at June 30, 2011:

	Total	Shares
	Shares	Reserved for	Shares	Remaining
	Reserved	Outstanding	Issued as	Options/Shares
Name of Plan	Under Plans	Options	Stock Bonus	Under Plans
Incentive Stock Option Plans	19,100,000	11,168,041	N/A	7,320,225
Non-Qualified Stock Option Plans	35,760,000	23,463,240	N/A	8,690,510
Stock Bonus Plans	13,940,000	N/A	7,587,358	6,350,883
Stock Compensation Plan	11,500,000	N/A	5,386,531	6,113,469

Stock-Based Compensation Expense
	Nine Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
Employees	$1,210,735	$1,151,794	$407,469	$321,268
Non-employees	168,133	758,636	5,001	57,900

Options and stock to employees

During the nine months ended June 30, 2011, 29,268 options were exercised from the Company’s option plans at prices ranging from $0.22 to $0.48.  The total intrinsic value of options exercised during the nine months ended June 30, 2011 was $10,944.  The Company received a total of $13,056 from the exercise of the options during the nine months ended June 30, 2011. During the three months ended June 30, 2011, no options were exercised from the Company’s option plans.  During the nine months ended June 30, 2010, 89,958 options were exercised from the Company’s option plans.  The total intrinsic value of options exercised during the nine months ended June 30, 2010 was $32,999.  The Company received a total of $36,330 from the exercise of options during the nine months ended June 30, 2010.  During the three months ended June 30, 2010, no options were exercised from the Company’s option plans.

During the nine months ended June 30, 2011, 2,379,594 stock options were granted at prices ranging from $0.63 to $0.85 with a fair value of $1,458,764 and 30,500 options expired and 2,000 were forfeited.  During the three months ended June 30, 2011, 2,360,800 stock options were granted at prices ranging from $0.63 to $0.69 with a fair value of $1,445,172 and 27,500 options expired and 1,000 were forfeited.  During the nine months ended June 30, 2010, 400,000 stock options were granted at prices ranging from $0.49 to $1.93 with a fair value of $420,371 and 48,167 options expired and 1,000 were forfeited.  During the three months ended June 30, 2010, 6,000 stock options were granted at prices ranging from $0.49 to $0.63 with a fair value of $3,199 and 45,667 options expired.

During the nine months ended June 30, 2011, the Company extended 306,500 employee options.  The options were due to expire between January 26, 2011 through December 3, 2011.  All options were extended for an additional three years from the current expiration date.  The additional cost of $105,802 was recorded as a charge to option expense.  The value of the fully vested employee option extension was determined using the Black Scholes method.  There were no options extended during the three months ended June 30, 2011.  During the nine months ended June 30, 2010, the Company extended 518,832 employee options.  The options were due to expire from February 2, 2010 through December 8, 2010.  All options were extended for an additional three years from the current expiration date.  The additional cost of $212,444 was recorded as a debit to option expense and a credit to additional paid-in capital.  The value of the fully vested employee option extension was determined using the Black Scholes method.  There were no options extended during the three months ended June 30, 2010.

Options and stock to non-employees

Options to non-employees are accounted for in accordance with Codification 505-50-05-5, “Equity Based Payments to Non-Employees”.  Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model.  The Black-Scholes model requires management to make assumptions regarding the fair value of the options at the date of grant and the expected life of the options. There were no options granted to non-employees during the nine and three months ended June 30, 2011.  There were no options granted to non-employees during the nine months ended June 30, 2010.  During the nine and three months ended June 30, 2011, 100,000 options expired that were issued to a consultant.

There were 277,169 and no shares of common stock issued to consultants during the nine and three months ended June 30, 2011 for a cost of $160,964 and $-0-, respectively, of which $135,965 was expensed for the nine months ended June 30, 2011 and $5,001 was expensed for the three months ended June 30, 2011.  Additionally, a portion of the cost of common stock issued in previous quarters was expensed.  The cost for the previously issued shares for the nine and three months ended June 30, 2011 was $1,982 and $-0- respectively.  There were 370,758 and no shares of common stock issued to consultants during the nine and three months ended June 30, 2010 at a cost for the nine and three months ended June 30, 2010 of $409,562 and $-0-, respectively.  In addition, a portion of the cost of common stock issued in previous quarters was expensed.  This cost for the nine and three months ended June 30, 2010 was $349,074 and $57,900, respectively.

During the nine months ended June 30, 2011, the Company extended 80,000 options issued to a consultant.  The options were scheduled to expire in October 2010.  All options were extended for an additional five years from the current expiration date.  The additional cost of $30,186 was recorded as a charge to stock-based compensation expense.  The value of the fully vested option extension was determined using the Black Scholes method. There was no extension of options issued to consultants during the three months ended June 30, 2011.  There was no extension of options issued to consultants during the nine and three months ended June 30, 2010.

Derivative liabilities and warrants

Below is a chart showing the derivative liabilities and the number of warrants outstanding at June 30, 2011:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrant	Exercise Price	Expiration Date	Reference

Series K	8/4/06	2,638,163	$0.40	2/4/12	1
Series N	8/18/08	3,890,782	0.40	8/18/14	1
Series A	6/24/09	1,303,472	0.50	12/24/14	1
C. Schleuning (Series A)	7/8/09	167,500	0.50	01/08/15	1
Series B	9/4/09	500,000	0.68	9/4/14	1
Series C	8/20/09 – 8/26/09	4,634,886	0.55	2/20/15	1
Series D	9/21/09	4,714,284	1.50	9/21/11	1
Series E	9/21/09	714,286	1.75	8/12/14	1
Series L	4/18/07	951,669	0.75	4/17/12	2
Series L (repriced)	4/18/07	1,000,000	0.56	4/17/13	2
Series M	4/18/07	1,221,668	2.00	4/17/12	2
Series M (modified)	4/18/07	6,000,000	0.60	7/31/14	2
Series O	3/6/09	6,800,000	0.25	3/6/16	3
Private Investors	5/30/03 – 6/30/09	8,609,375	0.47 – 1.25	5/30/13 – 7/18/14	4
Warrants held by Officer and Director	6/24/09 – 7/6/09	3,497,539	0.40 – 0.50	12/24/14 – 1/6/15	5

1.	Derivative Liabilities

 See below for details of the balances of derivative instruments at June 30, 2011 and September 30, 2010.

	June 30, 2011	September 30, 2010
Series K warrants	$422,106	$1,002,502
2009 financings warrants
(Series A thru E)	2,208,062	4,037,066
2008 warrants reclassified from equity
to derivative liabilities on
October 1, 2009 (Series N)	1,245,050	1,906,483
Preferred stock issued in settlement (Note G)	3,043,000	-
Convertible notes issued in settlement (Note G)	4,929,000	-
Total derivative liabilities	$11,847,218	$6,946,051

The Company accounted for the Series K and A through E Warrants as derivative liabilities in accordance with Codification 815-10, “Accounting for Derivative Instruments and Hedging Activities”.   For the nine and three months ended June 30, 2011, the Company recorded a gain of $1,393,282 and a gain of $877,166 on the Series A through E derivative instruments, respectively.  During the nine and three months ended June 30, 2011, the Company recorded a gain of $580,396 and a gain of $369,343 on the remaining Series K warrants, respectively.  During the nine and three months ended June 30, 2010, the Company recognized a gain of $13,956,036 and a gain of $1,897,335 on the remaining Series A through E derivative instruments, respectively.  During the nine and three months ended June 30, 2010, the Company recorded a gain of $3,120,172 and a gain of $422,106, respectively, on the remaining Series K warrants.

During the nine months ended June 30, 2010, 1,335,221 Series K warrants, on which the Company recognized a gain on exercise of $280,223 and 8,813,088 Series A warrants, on which the Company recognized a total gain of $8,433,451 were exercised.  When the warrants were exercised, the value of these warrants was converted from derivative liabilities to equity.  Series K warrants transferred to equity totaled $1,223,518 and Series A warrants transferred to equity totaled $4,276,972.   During the three months ended June 30, 2010, no Series A warrants were exercised. During the three months ended June 30, 2010, 319,767 Series K warrants, on which the Company recognized a loss on exercise of $148,546, were exercised.

During the nine and three months ended June 30, 2011, 757,331 and no Series C warrants were exercised.  The Company recognized a gain on exercise of $232,892 and $-0-, respectively.  When the warrants were exercised, the value of these warrants was converted from derivative liabilities to equity.  Series C warrants transferred to equity totaled $202,830 and $-0-, respectively.

On October 1, 2009, the Company reviewed all outstanding warrants in accordance with the requirements of Codification 815-40, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”.  This topic provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  The warrant agreements provide for adjustments to the purchase price for certain dilutive events, which includes an adjustment to the number of shares issuable upon the exercise of the warrant in the event that the Company makes certain equity offerings in the future at a price lower than the exercise prices of the warrant instruments.  Under the provisions of Codification 815-40, the warrants are not considered indexed to the Company’s stock because future equity offerings or sales of the Company’s stock are not an input to the fair value of a “fixed-for-fixed” option on equity shares, and equity classification is therefore precluded.  Accordingly, effective October 1, 2009, 3,890,782 Series N warrants issued in August 2008 were determined to be subject to the requirements of this topic and were valued using the Black-Scholes formula as of October 1, 2009 at $6,186,343.  Effective October 1, 2009, the Series N warrants are recognized as a liability in the Company’s condensed consolidated balance sheet at fair value with a corresponding adjustment to accumulated deficit and will be marked-to-market each reporting period. The Series N warrants were revalued on June 30, 2011 at $1,245,050, which resulted in a gain on derivatives and a decrease in derivative liabilities of $661,433 and $505,802 for the nine and three months ended June 30, 2011, respectively, due to the decrease in the Company’s stock price since September 30, 2010.  During the nine and three months ended June 30, 2010, the Company recorded a gain of $4,824,569 and $583,617, respectively, on the Series N warrants.

Accounting for the Senior Convertible Notes and Redeemable Series A Convertible Preferred Stock – The Senior Secured Convertible Note falls within the scope of ASC 815.  Under ASC 815-15-25-4 through 6 or ASC 825-10-10-1, the Company may make an irrevocable election to initially and subsequently measure a hybrid financial instrument in its entirety at fair value.  Any change in fair value between the respective reporting dates shall be recognized as gain or loss.  Based on the Company’s analysis of the Senior Secured Convertible Note, the Company identified several embedded derivative features.  The Company elected, in accordance with ASC 825-10-10-1, to initially and subsequently carry the instrument at fair value without bifurcating the embedded derivatives.  For the nine and three months ended June 30, 2011, the Company recorded a gain of $21,000 on the Senior Secured Convertible Notes.

The Series A Convertible Preferred Stock falls within the scope of ASC 480 because the nonconversion option was considered nonsubstantive.  ASC 480-10-30-1 states, “Mandatorily redeemable financial instruments shall be measured initially at fair value.”  Therefore, immediately after initially recording Series A Convertible Preferred Stock, the carrying value of the instrument in its entirety must be adjusted to fair value as of the issuance date with the difference recorded to loss.  The Company also elected to adopt the fair value option ASC 825.   The Series A Convertible Preferred Stock should be measured in its entirety and reported at fair value at each reporting date for so long as shares remain outstanding.  Any change in fair value between the respective reporting dates shall be recognized as gain or loss.  For the nine and three months ended June 30, 2011, the Company recorded a loss of $10,000 on the Series A Convertible Preferred Stock.

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

In September 2008, 2,250,000 of the original Series L warrants were repriced at $0.56 and extended for one year to April 17, 2013.  The increase in the value of the warrants of $173,187 was recorded as a debit and a credit to additional paid-in capital in accordance with the original accounting for the Series L warrants.  As of June 30, 2011, 1,000,000 of the Series L warrants at the reduced exercise price of $0.56 and 951,669 at the original exercise price of $0.75 remained outstanding.

On March 12, 2010, the Company temporarily reduced the exercise price of the Series M warrants, originally issued on April 18, 2007.  The exercise price was reduced from $2.00 to $0.75. At any time prior to June 16, 2010 investors could have exercised the Series M warrants at a price of $0.75 per share.  For every two Series M warrants exercised prior to June 16, 2010 the investor would have received one Series F warrant.  Each Series F warrant would have allowed the holder to purchase one share of CEL-SCI’s common stock at a price of $2.50 per share at any time on or before June 15, 2014.  After June 15, 2010 the exercise price of the Series M warrants reverted back to $2.00 per share.  Any person exercising a Series M warrant after June 15, 2010 would not receive any Series F warrants.  The Series M warrants expire on April 17, 2012.  An analysis of the modification to the warrants determined that the modification increased the value of the warrants by $1,432,456. This cost was recorded as a debit and a credit to additional paid-in capital and was a deemed dividend.  This cost is included in modification of warrants and increased the net loss available to shareholders on the condensed, consolidated statements of operations.  There were no exercises of the Series M warrants at the reduced price and the exercise price of the Series M warrants reverted back to $2.00 on June 16, 2010.

On August 3, 2010, the Company’s Board of Directors approved an amendment to the terms of the Series M warrants held by an investor.  The investor was the owner of 8,800,000 warrants priced at $2.00 per share.  The investor may now purchase 6,000,000 shares of the Company’s common stock (reduced from 8,800,000) at a price of $0.60 per share.    An analysis of the modification to the warrants determined that the modification increased the value of the warrants by $100,000.  The adjustment was recorded as a debit and a credit to additional paid-in capital.  As of June 30, 2011, all of these warrants remained outstanding.  In addition, 1,221,668 Series M warrants at the original exercise price of $2.00 were outstanding as of June 30, 2011.

On February 1, 2011, 6,000,000 Series M warrants were extended for two years.  The warrants expire on July 31, 2014.  The increase in the fair value of the warrants was $661,457.  This cost was recorded as a debit and a credit to additional paid-in capital and was a deemed dividend.  This cost is included in modification of warrants and increased the net loss available to shareholders on the condensed, consolidated statements of operations.

3.	Licensing Agreement Warrants

On March 6, 2009, the Company entered into a licensing agreement with Byron Biopharma LLC (“Byron”) under which the Company granted Byron an exclusive license to market and distribute the Company’s cancer drug Multikine in the Republic of South Africa.    Pursuant to the agreement Byron will be responsible for registering the product in South Africa.  Once Multikine has been approved for sale, the Company will be responsible for manufacturing the product, while Byron will be responsible for sales in South Africa.  Revenues will be divided equally between the Company and Byron.  To maintain the license Byron, among other requirements, made a $125,000 payment to the Company on March 8, 2010.  On March 30, 2009, and as further consideration for its rights under the licensing agreement, Byron purchased 3,750,000 Units from the Company at a price of $0.20 per Unit.  Each Unit consisted of one share of the Company’s common stock and two warrants.  Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.25 per share.  The warrants expire on March 6, 2016.  The Company filed a registration statement to register the shares issuable upon the exercise of the warrants.  The Units were accounted for as an equity transaction using the Black Scholes method to value the warrants.  The fair value of the warrants was calculated to be $1,015,771.  As of June 30, 2011, 6,800,000 warrants remain outstanding.   During the nine and three months ended June 30, 2011, 700,000 of these warrants were exercised, for which the Company received $175,000.

4.	Private Investor Warrants

Between May 30, 2003 and June 30, 2009 CEL-SCI sold shares of its common stock in private transactions.  In some cases warrants were issued as part of a financing.  As of June 30, 2011, 8,609,375 warrants remain outstanding.  For further discussion of these warrants, see the Company’s Form 10-K for the year ended September 30, 2010.

On February 1, 2011, 1,325,000 warrants were extended for three years.  The increase in the fair value of the warrants was $406,912.  This cost was recorded as a debit and a credit to additional paid-in capital and is a deemed dividend.  This cost is included in modification of warrants and increased the net loss available to shareholders on the condensed, consolidated statements of operations.

5.	Warrants held by Officer and Director

Between December 2008 and June 2009, Maximilian de Clara, the Company’s President and a director, loaned the Company $1,104,057.  In accordance with the loan agreement, the Company issued Mr. de Clara warrants which entitle him to purchase 1,648,244 shares of the Company’s common stock at a price of $0.40 per share.  The warrants are exercisable at any time prior to December 24, 2014.  As consideration for a further extension of the note, Mr. de Clara received warrants which allow him to purchase 1,849,295 shares of the Company’s common stock at a price of $0.50 per share at any time prior to January 6, 2015.  As of June 30, 2011, all warrants remain outstanding.  See Note E for additional information.

D.	FAIR VALUE MEASUREMENTS

Effective October 1, 2008, the Company adopted the provisions of Codification 820-10, “Fair Value Measurements”, which defines fair value, establishes a framework for measuring fair value and expands disclosures about such measurements that are permitted or required under other accounting pronouncements.  While Codification 820-10 may change the method of calculating fair value, it does not require any new fair value measurements.  The adoption of Codification 820-10 did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

Codification 820-10 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to active markets for identical assets and liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The Company classifies fair value balances based on the observability of those inputs.  The three levels of the fair value hierarchy are as follows:

●	Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities
●
Level 2 – Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly.  These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and amounts derived from valuation models where all significant inputs are observable in active markets

●	Level 3 – Unobservable inputs that reflect management’s assumptions

For disclosure purposes, assets and liabilities are classified in their entirety in the fair value hierarchy level based on the lowest level of input that is significant to the overall fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy levels.

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at June 30, 2011:

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets or	Observable	Unobservable
	Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Derivative instruments $	$-	$-	$11,847,218	$11,847,218

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at September 30, 2010:

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets or	Observable	Unobservable
	Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Derivative instruments $	$-	$-	$6,946,051	$6,946,051

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the periods ended June 30, 2011 and 2010:

	June 30,
	2011	2010
Beginning balance	$6,946,051	$35,113,970
Transfers in	9,000,000	6,186,343
Transfers out	(1,219,830)	(5,510,490)
Realized and unrealized gains
recorded in earnings	(2,879,003)	(30,614,451)
Ending Balance	$11,847,218	5,175,372

The fair values of the Company’s derivative instruments disclosed above are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock as well as U.S. Treasury Bill rates are observable in active markets.

E.	LOANS FROM OFFICER

Between December 2008 and June 2009, Maximilian de Clara, the Company’s President and a director, loaned the Company $1,104,057.  The loan from Mr. de Clara bears interest at 15% per year and was secured by a lien on substantially all of the Company’s assets.  The Company does not have the right to prepay the loan without Mr. de Clara’s consent.  The loan was initially payable at the end of March 2009, but was extended to the end of June 2009.   At the time the loan was due, and in accordance with the loan agreement, the Company issued Mr. de Clara warrants which entitle Mr. de Clara to purchase 1,648,244 shares of the Company’s common stock at a price of $0.40 per share.  The warrants are exercisable at any time prior to December 24, 2014.  Pursuant to Codification section 470-50, the fair value of the warrants issuable under the first amendment was recorded as a discount on the note payable with a credit recorded to additional paid-in capital.  The discount was amortized from April 30, 2009, through June 27, 2009.  Although the loan was to be repaid from the proceeds of the Company’s June 2009 financing, the Company’s Directors deemed it beneficial not to repay the loan and negotiated a second extension of the loan with Mr. de Clara on terms similar to the June 2009 financing.  Pursuant to the terms of the second extension the note was due on July 6, 2014, but, at Mr. de Clara’s option, the loan can be converted into shares of the Company’s common stock.  The number of shares which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.40.  As further consideration for the second extension, Mr. de Clara received warrants which allow Mr. de Clara to purchase 1,849,295 shares of the Company’s common stock at a price of $0.50 per share at any time prior to January 6, 2015.  On May 13, 2011, to recognize Mr. de Clara’s willingness to agree to subordinate his note to the convertible preferred shares and convertible debt as part of the settlement agreement, the Company extended the maturity date of the note to July 6, 2015.

In accordance with Codification 470-50, the second amendment to the loan was accounted for as an extinguishment of the first amendment debt.  The extinguishment of the loan required that the new loan be recorded at fair value and a gain or loss  was recognized, including the warrants issued in connection with the second amendment.  This resulted in a premium of $341,454, which was amortized over the period from July 6, 2009, the date of the second amendment, to October 1, 2009, the date at which the loan holder could have demanded payment of the loan.  During the nine months ended June 30, 2010, the Company amortized the remaining $3,282 in premium on the loan.  During the nine months ended June 30, 2011 and 2010, the Company paid $124,206  in interest expense to Mr. de Clara. During the three months ended June 30, 2011 and 2010, the Company paid $41,402  in interest expense to Mr. de Clara.

F.	OPERATIONS, FINANCING

The Company has incurred significant costs since its inception in connection with the acquisition of certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities and clinical trials.  The Company has funded such costs with proceeds realized from the public and private sale of its common stock, preferred stock and promissory notes.  The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts. There can be no assurance the Company will be successful in raising additional funds. To date, the Company has not generated any revenue from product sales.  The ability of the Company to complete the necessary clinical trials and obtain Federal Drug Administration (FDA) approval for the sale of products to be developed on a commercial basis is uncertain.  Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.   The Company believes that, counting its cash on hand and access to capital through the MLV sales agreement (see Note G to the accompanying financial statements), it has enough capital to support its operations for more than the next twelve months.  The cash expenditure from the settlement will be dependent on the stock price during the next 8 months.  If the stock price remains above $0.67, the conversion price of the settlement securities, it is likely that most of the settlement securities will be converted into CEL-SCI common stock and will not result in the planned cash payments.  It would seem likely that a higher share price will therefore reduce the Company’s cash expenditures during the next 8 months by an amount between $0 (below $0.67 during the next 8 months) and $7 million.

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

In November 2010, the Company received a $733,437 grant under The Patient Protection and Affordable Care Act of 2010 (PPACA).  The Company recognizes revenue as the expenses are incurred. The amount of the grant earned during the nine and three months ended June 30, 2011 was $717,298 and $33,098, respectively.  The balance of the funds will be collected in October 2011. The grant was related to three of the Company’s projects including the Phase III trial of Multikine. The PPACA provides small and mid-sized biotech, pharmaceutical and medical device companies with up to a 50% tax credit for investments in qualified therapeutic discoveries for tax years 2009 and 2010, or a grant for the same amount tax-free.  The tax credit/grant program covers research and development costs from 2009 and 2010 for all qualified “therapeutic discovery projects.”  As of June 30, 2011, the Company has a receivable for grant funds earned but not yet received of $145,157.

G.	COMMITMENTS AND CONTINGENCIES

Lease Agreement - In August 2007, the Company leased a building near Baltimore, Maryland.  The building, which consists of approximately 73,000 square feet, was remodeled in accordance with the Company’s specifications so that it can be used by the Company to manufacture Multikine for the Company’s Phase III clinical trial and sales of the drug if approved by the FDA.  The lease is for a term of twenty years and required an annual base rent payments of $1,575,000 during the first year of the lease.  The annual base rent escalates each year at 3%.  The Company is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities.  The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease.  The lease required the Company to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 in years six through twenty of the lease, subject to the Company maintaining compliance with the lease covenants.  On January 24, 2008, a second amendment to the lease for the manufacturing facility was signed.  In accordance with the amendment, the Company was required to pay the following:  1) an additional $518,790 for movable equipment, which increased restricted cash, and 2) an additional $1,295,528 into the escrow account to cover additional costs, which increased deferred rent.  These funds were transferred in early February 2008.  In April 2008, an additional $288,474 was paid toward the completion of the manufacturing facility. The Company took possession of the manufacturing facility in October of 2008.  An additional $505,225 was paid for the completion of the work on the manufacturing facility in October 2008.  During the nine and three months ended June 30, 2010, an additional $32,059 was paid for final completion costs.  During the nine months ended June 30, 2011, $21,177 of the remaining restricted funds was paid to the landlord for a bonus on completion.

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

The Company began amortizing the deferred rent on the building on October 7, 2008, the day that the Company took possession of the building.  The amortization of the deferred rent for the nine months ended June 30, 2011 was $559,868 and for the three months ended June 30, 2011 was $180,144.  The amortization of the deferred rent for the nine months ended June 30, 2010 was $606,583 and for the three months ended June 30, 2010 was $201,820.

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

Sales of the Company’s common stock, if any, may be made in sales deemed to be “at-the-market” equity offerings as defined in Rule 415 promulgated under the Securities Act of 1933, as amended, including sales made directly on or through the NYSE Amex, the existing trading market for the Company’s common stock, sales made to or through a market maker other than on an exchange or otherwise, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such prevailing market prices, and/or any other method permitted by law. MLV will act as sales agent on a best efforts basis.  The Company is not required to sell any shares to MLV and MLV is not required to sell any shares on the Company’s behalf or purchase any of our shares for its own account.

MLV will be entitled to a commission in an amount equal to the greater of 3% of the gross proceeds from each sale of the shares, or $0.025 for each share sold, provided, that, in no event will MLV receive a commission greater than 8.0% of the gross proceeds from the sale of the shares.  During the nine months ended June 30, 2011, the Company sold 3,765,809 shares of common stock to MLV for $2,457,518, less commissions and fees of $99,789.  During the three months ended June 30, 2011, the Company sold 1,864,682 shares of common stock to MLV for $985,741, less commissions and fees of $48,115.

Settlement - On May 16, 2011, CEL-SCI entered into an Exchange Agreement  (referred to herein as the "Settlement  Agreement") with thirteen hedge funds (the "plaintiffs") to settle all claims arising from a lawsuit  initiated by the plaintiffs  in October  2009 in the United  States District Court for the Southern District of New York (the "Court").  As previously  disclosed by CEL-SCI in its public filings, in August 2006 the plaintiffs (or their predecessors) purchased from CEL-SCI Series K notes convertible into CEL-SCI common stock and Series K warrants to purchase CEL-SCI common stock under financing agreements which provided the Series K notes and warrants with anti-dilution  protection if CEL-SCI sold additional shares of common stock, or securities convertible  into common stock, at a price below the then applicable conversion price of the notes or the exercise price of the warrants.  In their lawsuit, the plaintiffs alleged that a March 2009 drug marketing and distribution agreement in which CEL-SCI sold units of common stock and warrants to an unrelated third party triggered these anti-dilution provisions, and that CEL-SCI failed to give effect to these provisions.  The plaintiffs sought $30 million in actual damages, $90 million in punitive damages, the issuance of additional shares of common stock and warrants, and a reduction in the conversion price of the Series K notes and the exercise price of the Series K warrants.  CEL-SCI denied the plaintiffs' allegations in the lawsuit and asserted that the 2009 agreement was a strategic transaction which did not trigger the anti-dilution provisions of the 2006 financing agreements.

Although the Company has vigorously defended the lawsuit and believed the plaintiffs' claims were without merit, the Company believed that a settlement of this lawsuit was in the best interests of the shareholders. The settlement was entered into to avoid the substantial costs of further litigation and the risk and uncertainty that the litigation entails. By ending this dispute, and ending the significant demands on the time and attention of the Company's management necessary to respond to the litigation, the Company is better able to focus on executing its ongoing Phase III clinical trial with its novel and non-toxic cancer drug Multikine.

Under the terms of the Settlement Agreement and its related agreements, the plaintiffs and CEL-SCI terminated the pending litigation and released each other from all claims each may have had against the other, with certain customary exceptions. CEL-SCI agreed to make a $3 million cash payment and issue $9 million of securities to the plaintiffs. These securities consist of senior secured convertible promissory notes with an aggregate principal amount of $4.95 million and 4,050 shares of redeemable Series A Convertible Preferred Stock with an aggregate stated value of $4.05 million. The $3 million cash payment was made at the closing under the Settlement Agreement. The $9 million of securities will be redeemed through nine equal monthly installment payments of approximately $1 million each, plus interest on the notes and dividends on the shares at the rate of 8% per annum, with payments beginning on June 17, 2011 (the month of October requires no payment) and ending on March 1, 2012. As these installments of the principal amount of the notes and the stated value of the preferred shares are paid down, or as the notes or the preferred shares are converted by the holders into common stock, the initial $9 million due (plus interest and dividends) will be proportionately reduced until the notes are fully paid or converted and the preferred shares are fully redeemed or converted. CEL-SCI has pledged all of its assets as collateral for the repayment of these obligations. While the notes and preferred shares are outstanding, CEL-SCI is generally prohibited from paying dividends, incurring new debt or making any payments (other than interest) on existing debt, and is subject to certain restrictions on the transfer of its assets. The $12 million was accrued for and included in the March 31, 2011 consolidated financial statements.  For the nine and three months ended June 30, 2011, $24,836 of interest and dividends are accrued.  This amount is included in interest expense in the financial statements.

The notes and the Series A preferred shares will be convertible, at the option of the holder, into CEL-SCI common stock at a fixed price of $0.67 per share.  The conversion price represented the most recent consolidated closing sale price of the common stock on the NYSE AMEX at the time the settlement agreement was signed by the parties. The plaintiffs have agreed to restrictions on their ability to effect short sales of the common stock based on the number of warrants and common shares they hold, but excluding shares issuable upon the conversion of the notes and preferred shares.  The plaintiffs have further agreed to permit an independent accounting firm to review their trading records every three months to confirm their compliance with these restrictions.

The  parties' respective obligations under the Settlement Agreement, including CEL-SCI's  obligation to pay cash and issue notes and preferred shares to the plaintiffs, were subject to  obtaining the approval by the Court of an order exempting the issuance to the plaintiffs of the notes and preferred shares from registration under Section 3(a)(10) of the Securities Act of 1933.  This was to permit the notes and preferred shares, and the shares of common stock issuable upon conversion thereof, to be freely tradable.

On June 17, 2011 the final settlement agreement was signed.  During the three months ended June 30, 2011, the $3,000,000 cash payment required by the settlement was made.  In addition, the first payment for the preferred shares, totaling $1,017,000 for 1,017 preferred shares, was made on June 17, 2011.

As a condition of the settlement agreement, all claims against the Company were dismissed.  As a result, the $81,395 overpayment by one of the claimants was dismissed and the liability was written off during the three months ended June 30, 2011.

The foregoing summary of the terms of the settlement is qualified in its entirety by the detailed terms of the Settlement Agreement and the related agreements  and  documents  which are filed as exhibits to the Company’s  report on Form 10-Q for the three months ended March 31, 2011.

H.	EARNINGS PER SHARE

The Company’s diluted earnings per share (EPS) are as follows for June 30, 2011 and 2010.  For the nine months ended June 30, 2011, the computation of dilutive net loss per share excluded options and warrants to purchase approximately 33,000,000 shares of common stock because their inclusion would have an anti-dilutive effect.

	Nine Months Ended June 30, 2011
		Weighted average
	Net Loss	Shares	EPS
Basic Earnings per Share	$(24,463,180)	206,860,979	$(0.12)
Note conversion	-	-
Convertible note and preferred
stock conversion	-	-
Warrants and options convertible
into shares of common stock	-	-
Dilutive EPS	$(24,463,180)	206,860,979	$(0.12)

	Nine Months Ended June 30, 2010
		Weighted average
	Net Income	Shares	EPS
Basic Earnings per Share	16,381,418	201,208,121	$0.08
Note conversion	124,206	2,760,142
Warrants and options convertible
into shares of common stock	(21,900,777)	24,475,332
Dilutive EPS	(5,395,153)	228,443,595	$(0.02)

	Three Months Ended June 30, 2011
		Weighted average
	Net Loss	Shares	EPS
Basic Earnings per Share	$(3,114,255)	208,402,408	$(0.01)
Note conversion	41,402	2,760,142
Convertible note and preferred
stock conversion	24,836	11,914,925
Warrants and options convertible
into shares of common stock	(1,763,311)	18,033,347
Dilutive EPS	$(4,811,328)	241,110,822	$(0.02)

	Three Months Ended June 30, 2010
		Weighted average
	Net Income	Shares	EPS
Basic Earnings per Share	(601,124)	204,592,051	$(0.00)
Note conversion	41,402	2,760,142
Warrants and options convertible
into shares of common stock	(2,903,058)	24,475,332
Dilutive EPS	(3,462,780)	231,827,525	$(0.01)

I.	SUBSEQUENT EVENTS

On July 19, 2011 the Company announced that it has expanded the licensing agreement with Teva Pharmaceutical Industries Ltd. for Multikine.  Under the agreement, Teva’s exclusive license to market and distribute Multikine in Israel and Turkey will be extended to include Croatia and Serbia.  Teva is currently funding a part of the global Phase III clinical study at three clinical sites in Israel.  Teva will be responsible for the costs of registering and selling the product in Serbia and Croatia and will pay the Company milestone payments upon approval of Multikine. The parties will share revenue generated from all four countries.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Liquidity and Capital Resources

The Company has had only limited revenues from operations since its inception in March 1983.  The Company has relied upon capital generated from the public and private offerings of its common stock and convertible notes.  In addition, the Company has utilized short-term loans to meet its capital requirements.  Capital raised by the Company has been expended primarily to acquire an exclusive worldwide license to use, and later purchase, certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system.  Capital has also been used for patent applications, debt repayment, research and development, administrative costs, and the construction of the Company’s laboratory facilities.  The Company does not anticipate realizing significant revenues until it enters into licensing arrangements regarding its technology and know-how or until it receives regulatory approval to sell its products (which could take a number of years). As a result the Company has been dependent upon the proceeds from the sale of its securities to meet all of its liquidity and capital requirements and anticipates having to do so in the future.

The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts.  The ability of the Company to complete the necessary clinical trials and obtain Federal Drug Administration (FDA) approval for the sale of products to be developed on a commercial basis is uncertain.  Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.  The Company believes that, counting its cash on hand  and access to capital through the MLV sales agreement (see Note G to the accompanying financial statements), it has enough capital to support its operations for more than the next twelve months.  The cash expenditure from the settlement will be dependent on the stock price during the next 8 months.  If the stock price remains above $0.67, the conversion price of the settlement securities, it is likely that most of the settlement securities will be converted into CEL-SCI common stock and will not result in the planned cash payments.  It would seem likely that a higher share price will therefore reduce the Company’s cash expenditures during the next 8 months by an amount between $0 (below $0.67 during the next 8 months) and $7 million.

The Company has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine.  The Company has substantial capital for its operations and can raise another $30 million under the sales agreement with McNicoll Lewis & Vlak, LLC (MLV) (see Note G to the accompanying financial statements).  On December 29, 2010, the Company announced that it had commenced the Phase III clinical trial for Multikine. The net cost to the Company of the Phase III clinical trial is estimated to be $25 - $26 million.

During the nine-month period ended June 30, 2011, the Company’s cash decreased by $15,992,165. Significant components of this decrease include approximately $4 million paid towards the settlement of the lawsuit, $2 million in prepayments for the Phase III clinical trial which the Company expects to be used during fiscal year 2011 and 2012 and research and development expenses of $9.2 million. In addition, the cost of defending the lawsuit of approximately $1.2 million is included in the decrease in cash.  This expense will no longer be necessary as the lawsuit has been settled.  These expenses are offset by stock sales of $2.34million.  This decrease is compared to a decrease in cash of $3,091,880 during the nine months ended June 30, 2010. For the nine months ended June 30, 2011 and 2010, cash used in operating activities totaled $17,724,228 and $9,064,665, respectively.  For the nine months ended June 30, 2011 and 2010, cash provided by financing activities totaled $1,931,582 and $6,308,874, respectively.  Cash used by investing activities was $199,519 and $336,089, for the nine months ended June 30, 2011 and 2010, respectively.  The use of cash in investing activities consisted primarily of purchases of equipment and legal costs incurred in patent applications.

In August 2007, the Company leased a building near Baltimore, Maryland.  The building, which consists of approximately 73,000 square feet, was remodeled in accordance with the Company’s specifications so that it can be used by the Company to manufacture Multikine for the Company’s Phase III clinical trial and sales of the drug if approved by the FDA.  The lease is for a term of twenty years and required an annual base rent payments of $1,575,000 during the first year of the lease.  The annual base rent escalates each year at 3%.  The Company is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities.  The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease.  The lease required the Company to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 in years six through twenty of the lease.  On January 24, 2008, a second amendment to the lease for the manufacturing facility was signed.  In accordance with the amendment, the Company was required to pay the following:  1) an additional $518,790 for movable equipment, which increased restricted cash, and 2) an additional $1,295,528 into the escrow account to cover additional costs, which increased deferred rent.  These funds were transferred in early February 2008.  In April 2008, an additional $288,474 was paid toward the completion of the manufacturing facility. The Company took possession of the manufacturing facility in October of 2008.  An additional $505,225 was paid for the completion of the work on the manufacturing facility in October 2008.  During the nine months ended June 30, 2010, an additional $32,059 was paid for final completion costs.  During the nine months ended June 30, 2011, the Company paid $21,177 as a bonus on completion to the landlord.

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

Regulatory authorities prefer to see biologics such as Multikine manufactured in the same manufacturing facility for Phase III clinical trials and for the sale of the product since this arrangement helps ensure that the drug lots used to conduct the clinical trials will be consistent with those that may be subsequently sold commercially.  Although some biotech companies outsource their manufacturing, this can be risky with biologics because biologics require intense manufacturing and process control. With biologic products a minor change in manufacturing and process control can result in a major change in the biological activity of the final product.  Good and consistent manufacturing and process control is critical and is best assured if the product is manufactured and controlled in the manufacturer’s own facility by the Company’s own specially trained personnel.

On January 28, 2009, the Company subleased a portion of the manufacturing facility.  The sublease commenced on February 2, 2009 and ended July 2010.  The Company received $10,300 per month in rent for the subleased space.

Results of Operations and Financial Condition

During the nine months ended June 30, 2011, revenue increased by $692,536 compared to the nine months ended June 30, 2010.  In November 2010, the Company received a $733,437 grant under The Patient Protection and Affordable Care Act of 2010 (PPACA).  The grant was related to three of the Company’s projects, including the Phase III trial of Multikine.  The PPACA provides small and mid-sized biotech, pharmaceutical and medical device companies with up to a 50% tax credit for investments in qualified therapeutic discoveries for tax years 2009 and 2010, or a grant for the same amount tax-free.  The tax credit/grant program covers research and development costs from 2009 and 2010 for all qualified “therapeutic discovery projects.”  The Company recognizes revenue as the expenses are incurred.  The amount of the grant earned during the nine and three months ended June 30, 2011 was $717,298 and $33,098, respectively.  During the three months ended June 30, 2011, revenue increased by $46,503 compared to the three months ended June 30, 2011.  The Company no longer subleases a portion of the manufacturing facility, but earns the revenue from the PPACA.

During the nine and three month periods ended June 30, 2011, research and development expenses increased by $1,497,752 and $1,337,251, respectively, compared to the nine and three-month periods ended June 30, 2010.  The Company is continuing the Phase III clinical trial and research and development fluctuates based on the activity level of the clinical trial.

During the nine and three-month periods ended June 30, 2011, general and administrative expenses increased by $460,018 and $159,463, respectively, compared to the nine and three-month periods ended June 30, 2010. Fees for the ongoing lawsuit described in Item 3 of the Company’s report on Form 10-K have fluctuated over the past year.  The Company spent approximately $1.2  million and approximately $539,000 defending the lawsuit during the nine and three months ended June 30, 2011.  This expenditure will no longer be necessary as the lawsuit has been settled.

Interest income during the nine and three months ended June 30, 2011 decreased by $153,611 and $45,409, compared to the nine and three-month period ended June 30, 2010, respectively. The decrease was due to the decrease in the funds available for investment and lower interest rates.

The gain on derivative instruments of $2,879,003 and $1,763,311 for the nine and three months ended June 30, 2011 was the result of the change in fair value of the derivative liabilities and Series K Warrants during the period.  This gain was caused by fluctuations in the share price of the Company’s common stock.

The interest expense of $149,042 and $66,238 for the nine and three months ended June 30, 2011 was primarily interest expense on the loan from the Company’s president.  The interest expense of $124,206 and $41,402 for the nine and three months ended June 30, 2010 was interest on the loan from the Company’s president, offset by the final $3,282 in amortization of the loan premium in October, 2009.  During the nine and three months ended June 30, 2011, interest was accrued on the convertible notes and convertible preferred shares in the amount of $24,836.

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

Although the Company has vigorously defended the lawsuit and believed the plaintiffs' claims were without merit, the Company believes that a settlement of this lawsuit was in the best interests of the shareholders. The settlement was entered into to avoid the substantial costs of further litigation and the risk and uncertainty that the litigation entails. By ending this dispute, and ending the significant demands on the time and attention of the Company's management necessary to respond to the litigation, the Company is better able to focus on executing its ongoing Phase III clinical trial with its novel and non-toxic cancer drug Multikine.

Under the terms of the Settlement Agreement and its related agreements, the plaintiffs and CEL-SCI terminated the pending litigation and released each other from all claims each may have against the other, with certain customary exceptions. CEL-SCI agreed to make a $3 million cash payment and issue $9 million of securities to the plaintiffs. These securities consist of senior secured convertible promissory notes with an aggregate principal amount of $4.95 million and 4,050 shares of redeemable Series A Convertible Preferred Stock with an aggregate stated value of $4.05 million. The $3 million cash payment was made at the closing under the Settlement Agreement. The $9 million of securities will be redeemed through nine equal monthly installment payments of approximately $1 million each, plus interest on the notes and dividends on the shares at the rate of 8% per annum, with payments beginning on June 1, 2011 (the month of October requires no payment) and ending on March 1, 2012. As these installments of the principal amount of the notes and the stated value of the preferred shares are paid down, or as the notes or the preferred shares are converted by the holders into common stock, the initial $9 million due (plus interest and dividends) will be proportionately reduced until the notes are fully paid or converted and the preferred shares are fully redeemed or converted. CEL-SCI has pledged all of its assets as collateral for the repayment of these obligations. While the notes and preferred shares are outstanding, CEL-SCI is generally prohibited from paying dividends, incurring new debt or making any payments (other than interest) on existing debt, and is subject to certain restrictions on the transfer of its assets. The $12 million was accrued for and included in the March 31, 2011 consolidated financial statements.

The notes and the Series A preferred shares will be convertible, at the option of the holder, into CEL-SCI common stock at a fixed price of $0.67 per share.  The conversion price represented the most recent consolidated closing sale price of the common stock on the NYSE AMEX at the time the settlement agreement was signed by the parties. The plaintiffs have agreed to restrictions on their ability to effect short sales of the common stock based on the number of warrants and common shares they hold, but excluding shares issuable upon the conversion of the notes and preferred shares.  The plaintiffs have further agreed to permit an independent accounting firm to review their trading records every three months to confirm their compliance with these restrictions.

The parties' respective obligations under the Settlement Agreement, including CEL-SCI's obligation to pay cash and issue notes and preferred shares to the plaintiffs, were subject to obtaining the approval by the Court of an order exempting the issuance to the plaintiffs of the notes and preferred shares from registration under Section 3(a)(10) of the Securities Act of 1933.  This was to permit the notes and preferred shares, and the shares of common stock issuable upon conversion thereof, to be freely tradable.

On June 17, 2011 the final settlement agreement was signed.  During the three months ended June 30, 2011, the $3,000,000 cash payment required by the settlement was made.  In addition, the first payment for the preferred shares, totaling $1,017,000 for 1,017 preferred shares, was made on June 17, 2011.

As a condition of the settlement agreement, all claims against the Company were dismissed.  As a result, the $81,395 overpayment by one of the claimants was dismissed and the liability was written off during the three months ended June 30, 2011.

The foregoing summary of the terms of the settlement is qualified in its entirety by the detailed terms of the Settlement Agreement and the related agreements  and  documents  which are filed as exhibits to the Company's report on Form 10-Q for the three months ended March 31, 2011.

Research and Development Expenses

During the nine and three-month periods ended June, 2011 and 2010, the Company’s research and development efforts involved Multikine and L.E.A.P.S.™.  The table below shows the research and development expenses associated with each project during the nine and three-month periods.

	Nine Months Ended June 30,		Three Months Ended June 30,
	2011	2010	2011	2010
MULTIKINE	$8,846,063	$6,823,218	$2,813,372	$1,434,208
L.E.A.P.S.	385,233	910,326	111,399	153,312
TOTAL	$9,231,296	$7,733,544	$2,924,771	$1,587,520

 In January 2007, the Company received a “no objection” letter from the FDA indicating that it could proceed with the Phase III protocol with Multikine in head & neck cancer patients.  The protocol for the Phase III clinical trial was designed to develop conclusive evidence of the safety and efficacy of Multikine in the treatment of advanced primary squamous cell carcinoma of the oral cavity.  The Company had previously received a “no objection” letter from the Canadian Biologics and Genetic Therapies Directorate which enabled the Company to begin its Phase III clinical trial in Canada.  The Company’s Phase III clinical trial began in December 2010 since the Company had to finish the completion and validation of its Multikine dedicated manufacturing facility.

Clinical and other studies necessary to obtain regulatory approval of a new drug involve significant costs and require several years to complete.  The extent of the Company’s clinical trials and research programs are primarily based upon the amount of capital available to the Company and the extent to which the Company has received regulatory approvals for clinical trials.  The inability of the Company to conduct clinical trials or research, whether due to a lack of capital or regulatory approval, will prevent the Company from completing the studies and research required to obtain regulatory approval for any products which the Company is developing.  Without regulatory approval, the Company will be unable to sell any of its products.  Since all of the Company’s projects are under development, the Company cannot predict when it will be able to generate any revenue from the sale of any of its products.

Critical Accounting Estimates and Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations is based on its unaudited condensed consolidated financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. The Company believes some of the more critical estimates and policies that affect its financial condition and results of operations are in the areas of operating leases and stock-based compensation. For more information regarding the Company’s critical accounting estimates and policies, see Part II, Item 7 of the Company’s 2010 10-K report. The application of these critical accounting policies and estimates has been discussed with the Audit Committee of the Company’s Board of Directors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has a loan from the president that bears interest at 15%.  The Company does not believe that it has any significant exposures to market risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2011.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Chief Executive and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the first nine months of fiscal year 2011.  There was no change in the Company’s internal control over financial reporting during the nine months ended June 30, 2011.

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

Under the terms of the Settlement Agreement and its related agreements, the plaintiffs and CEL-SCI terminated the pending litigation and released each other from all claims each may have against the other, with certain customary exceptions. CEL-SCI agreed to make a $3 million cash payment and issue $9 million of securities to the plaintiffs. These securities consist of senior secured convertible promissory notes with an aggregate principal amount of $4.95 million and 4,050 shares of redeemable Series A Convertible Preferred Stock with an aggregate stated value of $4.05 million. The $3 million cash payment was made at the closing under the Settlement Agreement. The $9 million of securities will be redeemed through nine equal monthly installment payments of approximately $1 million each, plus interest on the notes and dividends on the shares at the rate of 8% per annum, with payments beginning on June 17, 2011 (the month of October requires no payment) and ending on March 1, 2012. As these installments of the principal amount of the notes and the stated value of the preferred shares are paid down, or as the notes or the preferred shares are converted by the holders into common stock, the initial $9 million due (plus interest and dividends) will be proportionately reduced until the notes are fully paid or converted and the preferred shares are fully redeemed or converted. CEL-SCI has pledged all of its assets as collateral for the repayment of these obligations. While the notes and preferred shares are outstanding, CEL-SCI is generally prohibited from paying dividends, incurring new debt or making any payments (other than interest) on existing debt, and is subject to certain restrictions on the transfer of its assets. The $12 million was accrued for and included in the March 31, 2011 consolidated financial statements.

The notes and the Series A preferred shares will be convertible, at the option of the holder, into CEL-SCI common stock at a fixed price of $0.67 per share.  The conversion price represented the most recent consolidated closing sale price of the common stock on the NYSE AMEX at the time the settlement agreement was signed by the parties. The plaintiffs have agreed to restrictions on their ability to effect short sales of the common stock based on the number of warrants and common shares they hold, but excluding shares issuable upon the conversion of the notes and preferred shares.  The plaintiffs have further agreed to permit an independent accounting firm to review their trading records every three months to confirm their compliance with these restrictions.

The  parties' respective obligations under the Settlement Agreement, including CEL-SCI's  obligation to pay cash and issue notes and preferred shares to the plaintiffs, were subject to obtaining the approval by the Court of an order exempting the issuance to the plaintiffs of the notes and preferred shares from registration under Section 3(a)(10) of the Securities Act of 1933.  This was to permit the notes and preferred shares, and the shares of common stock issuable upon conversion thereof, to be freely tradable.

On June 17, 2011 the final settlement agreement was signed.  During the three months ended June 30, 2011, the $3,000,000 cash payment required by the settlement was made.  In addition, the first payment for the preferred shares, totaling $1,017,000 for 1,017 preferred shares, was made on June 17, 2011.

As a condition of the settlement agreement, all claims against the Company were dismissed.  As a result, the $81,395 overpayment by one of the claimants was dismissed and the liability was written off during the three months ended June 30, 2011.

The foregoing summary of the terms of the settlement is qualified in its entirety by the detailed terms of the Settlement Agreement and the related agreements  and  documents  which are filed as exhibits to the Company’s report on Form 10-Q for the three months ended March 31, 2011.

ITEM 4.   (REMOVED AND RESERVED)

ITEM 6.   (A)    EXHIBITS

Number	Exhibit

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEL-SCI CORPORATION

Date: August 9, 2011	By:	/s/ Geert Kersten
Geert Kersten, Principal Executive Officer*

*  Also signing in the capacity of the Principal Accounting and Financial Officer.