Form 10-Q
period 2011-12-31
CEL SCI CORP
filed 2012-02-09
CIK 725363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☑

Class of Stock	No. Shares Outstanding	Date
Common	249,569,774	February 6, 2012

TABLE OF CONTENTS

		Page
PART I FINANCIAL INFORMATION

Item 1.
	Condensed Consolidated Balance Sheets (unaudited)	3
	Condensed Consolidated Statements of Operations (unaudited)	4
	Condensed Consolidated Statements of Cash Flows (unaudited)	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	7

Item 2.
	Management's Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3.
	Quantitative and Qualitative Disclosures about Market Risks	31

Item 4.
	Controls and Procedures	31

PART II

Item 1.		32
	Legal Proceedings

Item 6.
	Exhibits	34

Signatures		35

CEL-SCI CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND SEPTEMBER 30, 2011
(UNAUDITED)

	DECEMBER 31,	SEPTEMBER 30,
	2011	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,462,228	$4,260,594
Receivables	8,634	457,337
Prepaid expenses	1,793,188	2,028,531
Inventory used for R&D and manufacturing	1,370,324	1,571,182
Deferred rent - current portion	690,491	703,274

Total current assets	7,324,865	9,020,918

RESEARCH AND OFFICE EQUIPMENT AND
LEASEHOLD IMPROVEMENTS-- less accumulated
depreciation and amortization of $2,447,917
and $3,034,018	936,251	1,032,881

PATENT COSTS--less accumulated
amortization of $1,308,500 and $1,287,323	400,112	414,158

DEFERRED RENT - net of current portion	6,346,244	6,486,566

DEPOSITS	1,670,917	1,670,917

TOTAL ASSETS	$16,678,389	$18,625,440

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$631,925	$738,951
Accrued expenses	205,630	290,220
Due to employees	19,942	22,789
Related party loan	1,104,057	1,104,057
Convertible note	2,955,000	4,999,000
Derivative instruments - current portion	30,912	69,552

Total current liabilities	4,947,466	7,224,569

Derivative instruments - net of current portion	3,485,358	2,192,521
Deferred revenue	125,000	125,000
Deposits held	5,000	-
Deferred rent	3,017	4,526

Total liabilities	8,565,841	9,546,616

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value--authorized
200,000 shares, issued and outstanding, -0-	-	-
Common stock, $.01 par value--authorized
450,000,000 shares; issued and
outstanding, 230,028,579 and 214,723,023
shares at December 31, 2011 and September 30, 2011,
respectively	2,300,286	2,147,230
Additional paid-in capital	196,905,786	194,443,905
Accumulated deficit	(191,093,524)	(187,512,311)

Total stockholders' equity	8,112,548	9,078,824

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$16,678,389	$18,625,440

See notes to consolidated financial statements

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2011 and 2010
(UNAUDITED)

	2011	2010

GRANT INCOME AND OTHER	$5,024	$662,818

OPERATING EXPENSES:
Research and development (excluding
R&D depreciation of $114,612
and $116,191 respectively, included below)	2,456,185	3,264,428
Depreciation and amortization	138,425	141,147
General & administrative	1,853,690	1,573,277

Total operating expenses	4,448,300	4,978,852

OPERATING LOSS	(4,443,276)	(4,316,034)

GAIN (LOSS) ON DERIVATIVE INSTRUMENTS	956,470	(1,946,395)

INTEREST INCOME	29,055	52,879

INTEREST EXPENSE	(123,462)	(41,402)

NET LOSS	(3,581,213)	(6,250,952)

ISSUANCE OF ADDITIONAL SHARES	(250,000)	-
MODIFICATIONS OF WARRANTS	(325,620)	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(4,156,833)	$(6,250,952)

NET LOSS PER COMMON SHARE
BASIC	$(0.02)	$(0.03)

DILUTED	$(0.02)	$(0.03)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC	228,568,435	205,112,418

DILUTED	228,568,435	205,112,418

See notes to consolidated financial statements.

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010
(UNAUDITED)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,581,213)	$(6,250,952)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	138,425	141,147
Issuance of common stock, warrants and options for services	38,670	36,982
Modification of stock options and warrants	36,990	30,186
Employee option cost	837,458	362,077
Common stock contributed to 401(k) plan	38,486	33,258
Impairment loss on abandonment of patents	7,955	-
Loss on retired equipment	1,049	237
Deferred rent	(1,509)	(730)
(Gain)/loss on derivative instruments	(956,470)	1,946,395
Change in assets and liabilities:
Decrease (increase) in receivables	448,703	(457,521)
Decrease in deferred rent	153,105	166,744
Decrease (increase) in prepaid expenses	235,343	(1,913,949)
Decrease in inventory used for
R&D and manufacturing	200,858	89,903
Decrease in accounts payable	(127,006)	(629,729)
(Decrease) increase in accrued expenses	(84,590)	12,050
Decrease in due to employees	(2,847)	(634)
Increase in deposits held	5,000	-

Net cash used in operating activities	(2,611,593)	(6,434,536)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash	-	(15)
Purchases of equipment	(16,467)	(27,733)
Expenditures for patent costs	(306)	(1,982)

Net cash used in investing activities	(16,773)	(29,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	$3,810,000	$-
Proceeds from exercise of warrants and stock options	-	749,794
Payments on convertible debt	(1,980,000)	-

Net cash provided by financing activities	1,830,000	749,794

NET DECREASE
IN CASH AND CASH EQUIVALENTS	(798,366)	(5,714,472)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,260,594	26,568,243

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,462,228	$20,853,771

See notes to consolidated financial statements.

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

	2011	2010
ISSUANCE OF WARRANTS:
Increase in derivative liabilities	$(2,146,667)	$-
Decrease in additional paid-in capital	2,146,667	-

	$-	$-
ISSUANCE OF ADDITIONAL SHARES
Increase in common stock	$(8,333)	$-
Increase in additional paid-in capital	(241,667)
Decrease in additional paid-in capital	250,000	-

	$-	$-
EXERCISE OF DERIVATIVE LIABILITIES:
Decrease in derivative liabilities	$-	$61,615
Increase in additional paid-in capital	-	(61,615)

	$-	$-
MODIFICATION OF WARRANTS:
Increase in additional paid-in capital	$(325,620)	$-
Decrease in additional paid-in capital	325,620	-

	$-	$-
PATENT COSTS INCLUDED IN
ACCOUNTS PAYABLE:
Increase in patent costs	$15,277	$65,606
Increase in accounts payable	(15,277)	(65,606)

	$-	$-
EQUIPMENT COSTS INCLUDED IN
ACCOUNTS PAYABLE:
Increase in research and office equipment	$4,703	$4,422
Increase in accounts payable	(4,703)	(4,422)

	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION:
Cash expenditure for interest expense	$218,502	$41,402

See notes to consolidated financial statements.

CEL-SCI CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2011 AND 2010

A.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of CEL-SCI Corporation and subsidiary (the Company) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, interim condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended September 30, 2011.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the financial position as of December 31, 2011 and the results of operations for the three-month period then ended.  The condensed consolidated balance sheet as of September 30, 2011 is derived from the September 30, 2011 audited consolidated financial statements.  Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.  The results of operations for the three-month period ended December 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the entire year.

Significant accounting policies are as follows:

Research and Office Equipment and Leasehold Improvements - Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years.  Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease.  Repairs and maintenance which do not extend the life of the asset are expensed when incurred.  Depreciation and amortization expense for the three-month periods ended December 31, 2011 and 2010 was $116,751 and $121,571, respectively.  During the three months ended December 31, 2011 and 2010, equipment with a net book value of $1,049 and $237 was retired.

Patents - Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years).  In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made.  An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset.  The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value.  During the three-month periods ended December 31, 2011 and 2010, the Company recorded patent impairment charges of $7,955 and $-0-, respectively.  For the three-month periods ended December 31, 2011 and 2010, amortization of patent costs totaled $21,674 and $19,576, respectively.  The Company estimates that amortization expense will be $80,000 for each of the next five years, totaling $400,000.

Research and Development Costs - Research and development expenditures are expensed as incurred.  Total research and development costs, excluding depreciation, were $2,456,185 and $3,264,428, respectively, for the three months ended December 31, 2011 and 2010.

Income Taxes - The Company has net operating loss carryforwards of approximately $138 million.  The Company uses the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.  A full valuation was recorded against the deferred tax assets as of December 31, 2011 and September 30, 2011.

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

Stock-Based Compensation – Compensation cost for all stock-based awards is measured at fair value as of the grant date in accordance with the provisions of ASC 718.  The fair value of the stock options is calculated using the Black-Scholes option pricing model.  The Black-Scholes model requires various judgmental assumptions including volatility, forfeiture rates and expected option life.  The stock-based compensation cost is recognized on the accelerated method as expense over the requisite service or vesting period.  The Company's options vest over a three-year period from the date of grant.  After one year, the stock is one-third vested, with an additional one-third vesting after two years and the final one-third vesting at the end of the three-year period.  Options are granted with an exercise price equal to the closing price of the Company's stock on the day before the grant.

There were 3,120,372 and 14,794 options granted to employees and directors during the three-month periods ended December 31, 2011 and 2010, respectively.  For the three months ended December 31, 2011 and 2010, the Company recorded $837,458 and $362,077, respectively, in general and administrative expense for the cost of employee and director options. In November 2011, the Company offered the employees and directors holding options that were priced above $0.40 and which expire during the 2012, 2013 and 2014 calendar years the opportunity to have the expiration date of those options extended to December 1, 2016 and have the price lowered to $0.32 if they accepted a 20% reduction in the number of options that they held.  All nineteen employees and directors who were eligible for this offer accepted the terms.  This resulted in the cancellation of 3,900,465 options priced between $0.54 and $1.94 and the issuance of 3,120,372 options at $0.32 which vested immediately.  In accordance with ASC 718-20-35-3, the incremental compensation cost shall be measured as the excess of the fair value of the replacement award or other valuable consideration over the fair value of the cancelled award at the cancellation date.   At the date of the cancellation, the incremental cost was $409,370.

The Company has Incentive Stock Option Plans, Non-Qualified Stock Option Plans, a Stock Compensation Plan and Stock Bonus Plans. In some cases these Plans are collectively referred to as the "Plans".  All Plans have been approved by the stockholders. A summary chart and description of activity for the quarter of the Plans follows in Note C. For further discussion of the Stock Option Plans, Stock Compensation Plan and Stock Bonus Plans, see Form 10-K for the year ended September 30, 2011.

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

C.           STOCKHOLDERS’ EQUITY

Below is a chart of the stock options, stock bonuses and compensation granted by the Company.  Each option represents the right to purchase one share of the Company’s common stock at December 31, 2011:

	Total	Shares
	Shares	Reserved for	Shares	Remaining
	Reserved	Outstanding	Issued as	Options/Shares
Name of Plan	Under Plans	Options	Stock Bonus	Under Plans

Incentive Stock Option Plans	19,100,000	10,293,275	N/A	7,320,225
Non-Qualified Stock Option Plans	35,760,000	23,585,513	N/A	6,122,538
Stock Bonus Plans	13,940,000	N/A	7,905,228	6,032,484
Stock Compensation Plan	11,500,000	N/A	6,386,531	5,113,469

Stock-Based Compensation Expense

	Three Months Ended December 31,
	2011	2010
Employees	$837,458	$362,077
Non-employees	$38,670	$36,982

Derivative liabilities, warrants and other options

Below is a chart showing the derivative liabilities and the number of warrants outstanding at December 31, 2011:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrant	Exercise Price	Expiration Date	Reference

Series K	8/4/06	3,091,195	$0.30	2/4/12	1
Series N	8/18/08	5,187,709	0.30	8/18/14	1
Series A	6/24/09	1,303,472	0.50	12/24/14	1
C. Schleuning (Series A)	7/8/09	167,500	0.50	01/08/15	1
Series B	9/4/09	500,000	0.68	9/4/14	1
Series C	8/20/09 – 8/26/09	4,634,886	0.55	2/20/15	1
Series E	9/21/09	714,286	1.75	8/12/14	1
Series F	10/6/11	12,000,000	0.40	10/6/2014	1
Series G	10/6/11	666,667	0.40	8/12/2014	1
Series L	4/18/07	351,669	0.75	4/17/12	2
Series L (repriced)	4/18/07	600,000	0.34	4/17/12	2
Series L (repriced)	4/18/07	1,000,000	0.34	4/17/13	2
Series M	4/18/07	1,221,668	2.00	4/17/12	2
Series M (modified)	4/18/07	6,000,000	0.34	7/31/14	2
Series O	3/6/09	6,500,000	0.25	3/6/16	3
Private Investors	5/30/03- 6/30/09	8,609,375	0.47 – 1.25	5/30/13 - 7/18/14	4
Warrants held by Officer and Director	6/24/09- 7/6/09	3,497,539	0.40 – 0.50	12/24/14 – 1/6/15	5
Consultants	5/22/03 – 12/2/11	887,500	0.28 – 2.00	8/23/12 - 12/1/16	6

1.	Derivative Liabilities

See below for details of the balances of derivative instruments at December 31, 2011 and September 30, 2011.

	December 31, 2011	September 30, 2011
Series K warrants	$30,912	$69,552
2009 financings warrants
(Series A thru E)	940,534	1,375,458
2008 warrants reclassified from equity
to derivative liabilities on
October 1, 2009 (Series N)	778,156	817,063
Series F & G Warrants	1,766,668	-
Convertible notes issued in settlement (Note G)	2,955,000	4,999,000
Total derivative liabilities	$6,471,270	$7,261,073

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

In August 2008, 2,075,084 Series N warrants were issued to two investors in connection with a financing. In June 2009, the 2,075,084 warrants were reset from $0.75 to $0.40.  The additional cost of the warrants of $123,013 was recorded as a debit and a credit to additional paid in capital.  In addition, the investors were issued 1,815,698 warrants exercisable at $0.40 per share at an initial cost of $404,460. The cost was recorded as a debit and a credit to additional paid in capital. In accordance with the requirements of Codification 815-40-15-7, effective October 1, 2009, 3,890,782 Series N warrants issued in August 2008 were determined to be subject to the requirements of this topic and were valued using the Black-Scholes formula as of October 1, 2009 at $6,186,343. The Series N warrants were recognized as a derivative liability in the Company’s condensed consolidated balance sheet at fair value with a corresponding adjustment to accumulated deficit and are being marked-to-market each reporting period.  In October 2011, 3,890,782 warrants held by the investors were reset from $0.40 to $0.30.  In addition, the investors were issued 1,296,927 warrants exercisable at $0.30 per share at an initial cost of $220,478.  The value of these new warrants was determined to be $220,478 and was recorded as a debit to loss on derivatives and a credit to derivative liabilities.  During the three months ended December 31, 2011 and 2010, the mark to market adjustment resulted in a gain of $259,385 and a loss of $544,710, respectively.  As of December 31, 2011 and September 30, 2011, the value of the remaining derivative liabilities totaled $778,156 and $817,063, respectively.

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

In August 2006, the Company issued 4,825,581 Series K warrants at $0.95.  In connection with the April 2007 financing and issuance of Series L and M warrants, there was a reset of the conversion price of the Series K warrants to $0.75.  The Series K warrant holders received 1,286,819 additional Series K warrants as well.  In connection with the June 2009 financing and issuance of the Series A warrants, there was a reset of the conversion price of the Series K notes and the exercise price of the Series K warrants from $0.75 to $0.40.  The Series K warrant holders received 5,348,357 additional Series K warrants as well.  The cost of these additional warrants is included in the fair value of the remaining warrants at December 31, 2011.  In October 2011, 2,318,396 warrants held by the investors were reset from $0.40 to $0.30.  In addition, the investors were issued 772,799 warrants exercisable at $0.30 per share at an initial cost of $30,912.  This cost was accounted for as a debit to loss on derivatives and a credit to derivative liabilities.  As of December 31, 2011 and September 30, 2011, the value of the remaining derivative liabilities totaled $30,912 and $69,552, respectively.

For the three months ended December 31, 2011, the Company recorded a gain of $69,552 on Series K warrants.  For the three months ended December 31, 2010, the Company recorded a loss of $290,198 on Series K warrants.

For the three months ended December 31, 2011, the Company recorded a gain of $434,924 on the Series A through E derivative instruments. For the three months ended December 31, 2010, the Company recorded a loss of $1,130,372 on the Series A through E derivative instruments.

In June 2009, the Company issued 10,116,560 Series A warrants exercisable at $0.50 per share in connection with the June financing.  The cost of the warrants of $2,775,021 was recorded as a debit to additional paid in capital and a credit to derivative liabilities.  As of December 31, 2011, 1,303,472 of these warrants remained outstanding.  In accordance with Codification 815-40-15-7, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of December 31, 2011 and September 30, 2011, the value of the remaining derivative liabilities totaled $182,486 and $260,695, respectively.  During the three months ended December 31, 2011 and 2010, no Series A warrants were exercised.

In July 2009, the Company issued warrants to a private investor.  The 167,500 warrants were issued with an exercise price of $0.50 per share and valued at $43,550 using the Black Scholes method. The cost of the warrants was accounted for as a debit to additional paid in capital and a credit to derivative liabilities. As of December 31, 2011, 167,500 warrants remained outstanding.  In accordance with Codification 815-40-15-7, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of December 31, 2011 and September 30, 2011, the value of the remaining derivative liabilities totaled $23,450 and $33,500.

In September 2009, the Company received a $2,000,000 loan.  In connection with the loan, the Company issued 500,000 Series B warrants with an exercise price of $0.68 per share.  The cost of the warrants of $245,000 was recorded as a debit to discount on note payable and a credit to additional paid in capital.  This cost was amortized to interest expense when the loan was repaid.  As of December 31, 2011, 500,000 Series B warrants remained outstanding.  In accordance with Codification 815-40-15-7, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of December 31, 2011 and September 30, 2011, the value of the remaining derivative liabilities totaled $50,000 and $90,000, respectively.

In August 2009, the Company received additional financing.  In connection with the financing, the Company issued 4,850,501 Series C warrants exercisable at $0.55 per share.  The cost of the warrants of $1,455,150 was recorded as a debit to additional paid in capital and a credit to derivative liabilities.  As of December 31, 2011, 4,093,169 of these warrants remained outstanding.  In accordance with Codification 815-40-15-7, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of December 31, 2011 and September 30, 2011, the value of the remaining derivative liabilities totaled $573,044 and $818,634.

Also in August 2009, the Company completed an offering to the original Series K investors.  Issued with an exercise price of $0.55 per share, the 541,717 Series C warrants were valued at $249,190.  The warrants were accounted for as a debit to additional paid in capital and a credit to derivative liabilities.  As of December 31, 2011, 541,717 of the Series C warrants remained outstanding.  In accordance with Codification 815-40-15-7, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of December 31, 2011 and September 30, 2011, the value of the remaining derivative liabilities totaled $75,840 and $108,343, respectively.

During the three months ended December 31, 2011, no Series C warrants were exercised.  During the three months ended December 31, 2010, 175,000 Series C warrants were exercised for 175,000 shares of common stock.  The Company recognized a gain on conversion of $18,885. When the warrants were exercised, the value of these warrants was converted from derivative liabilities to equity.

In September 2009, the Company issued 4,714,284 Series D warrants with an exercise price of $1.50 per share in connection with a financing.  The cost of the warrants of $3,488,570 was calculated and was recorded as a debit to additional paid in capital and a credit to derivative liabilities. In addition, 714,286 Series E warrants were issued with an exercise price of $1.75 per share to the placement agent on the transaction.  The cost of $664,286 was accounted for as a debit to additional paid in capital and a credit to derivative liabilities. On September 21, 2011, all 4,714,284 Series D warrants expired.

As of December 31, 2011, 714,286 Series E warrants remained outstanding.  In accordance with Codification 815-40-15-7, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of December 31, 2011 and September 30, 2011, the value of the remaining derivative liabilities totaled $35,714 and $64,286, respectively.

On October 6, 2011, the Company sold 13,333,334 shares of its common stock, at a price per share of $0.30, in a registered direct offering to institutional investors, representing gross proceeds of $4.0 million.  Investors also received Series F warrants to purchase up to 12,000,000 shares of the Company’s common stock at a purchase price of $0.40 at any time prior to October 6, 2014.  The Company paid Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $140,000, and issued 666,667 Series G warrants to Chardan.  Each Series G warrant entitles the holder to purchase one share of the Company’s common stock.  The Series G warrants may be exercised at any time prior to August 12, 2014 at a price of $0.40 per share. This financing triggered the reset provision for the remaining Series K and Series N warrants which resulted in the issuance of an additional 2,069,726 warrants at $0.30 and an additional 833,333 shares of common stock. The cost of additional shares issued was $250,000. This cost was recorded as a debit and a credit to additional paid-in capital and was deemed a dividend. This cost increased the net loss available to shareholders on the consolidated statements of operations.

The Company accounted for the Series F and Series G warrants as derivative liabilities in accordance with Codification 815-40-15.  The Company determined these warrants do not qualify for equity accounting and must be accounted for as a derivative liability since the Warrant Agreement provides the holder with the right, at its option, to require the Company to a cash settlement of the warrants at Black-Scholes value in the event of a Fundamental Transaction, as defined in the Warrant Agreement.  Since the occurrence of a Fundamental Transaction is not entirely within the Company's control, there exist circumstances that would require net-cash settlement of the warrants while holders of shares would not receive a cash settlement.   In accordance with ASC 815-40-15-7, derivative liabilities must be measured at fair value upon issuance and revalued at the end of each reporting period through their expiration.   Any change in fair value between the respective reporting dates shall be recognized as gain or loss.  The initial cost of the warrants of $2,146,667 was recorded as a debit to additional paid in capital and a credit to derivative liabilities. As of December 31, 2011, the value of the derivative liabilities totaled $1,766,668. The Company recorded a derivative gain for the quarter ended December 31, 2011 of $379,999.

Accounting for the Senior Convertible Note and Redeemable Series A Convertible Preferred Stock – The Senior Secured Convertible Note falls within the scope of ASC 815.  Under ASC 815-15-25-4 through 6 or ASC 825-10-10-1, the Company may make an irrevocable election to initially and subsequently measure a hybrid financial instrument in its entirety at fair value.  Any change in fair value between the respective reporting dates shall be recognized as a gain or loss.  Based on the Company’s analysis of the Senior Secured Convertible Note, the Company identified several embedded derivative features.  The Company elected, in accordance with ASC 825-10-10-1, to initially and subsequently carry the instrument at fair value without bifurcating the embedded derivatives.  For the three months ended December 31, 2011 and 2010, the Company recorded a gain of $64,000 and $0 on the Senior Secured Convertible Notes.

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

On April 18, 2007, the Company completed a $15 million private financing.  Shares were sold at $0.75, a premium over the closing price of the previous two weeks.  The financing was accompanied by 10 million warrants with an exercise price of $0.75 and 10 million warrants with an exercise price of $2.00.  The warrants are known as Series L and Series M warrants, respectively. The warrants issued with the financing qualified for equity treatment in accordance with ASC 815-40-15. The cost of Series L and series M warrants were recorded as a debit and a credit to additional paid-in capital.

In September 2008, 2,250,000 of the original Series L warrants were repriced at $0.56 and extended for one year to April 17, 2013.  The increase in the value of the warrants of $173,187 was recorded as a debit and a credit to additional paid-in capital in accordance with the original accounting for the Series L warrants.  In November 2011, the Company repriced 1,600,000 of the Series L warrants to $0.34. The additional cost of $86,826 was recorded as a debit and a credit to additional paid-in capital and was a deemed dividend. This cost is included in modification of warrants and increased the net loss available to shareholders on the consolidated statements of operations. As of December 31, 2011, 1,600,000 of the Series L warrants at the reduced exercise price of $0.34 and 351,669 at the original exercise price of $0.75 remained outstanding.

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

On August 3, 2010, the Company’s Board of Directors approved an amendment to the terms of the Series M warrants held by an investor.  The investor was the owner of 8,800,000 warrants priced at $2.00 per share.  The investor may now purchase 6,000,000 shares of the Company’s common stock (reduced from 8,800,000) at a price of $0.60 per share.  An analysis of the modification to the warrants determined that the modification increased the value of the warrants by $100,000.  The adjustment was recorded as a debit and a credit to additional paid-in capital.  In addition, 1,221,668 Series M warrants at the original exercise price of $2.00 were outstanding as of December 31, 2011.

On February 1, 2011, 6,000,000 Series M warrants at a price of $0.60 per share were extended for two years.  This cost of $661,547 was recorded as a debit and a credit to additional paid-in capital and was a deemed dividend.  This cost is included in modification of warrants and increased the net loss available to shareholders on the consolidated statements of operations. The additional value of $661,457 was calculated using the Black Scholes method.  In November 2011, the Company repriced 6,000,000 of the Series M warrants from $0.60 to $0.34. The additional cost of $238,794 was recorded as a debit and a credit to additional paid-capital and was a deemed dividend.  This cost is included in modification of warrants and increased the net loss available to shareholders on the consolidated statements of operations.

As of December 31, 2011, all 6,000,000 of these Series M warrants remained outstanding.

3.	Licensing Agreement Warrants

On March 6, 2009, the Company entered into a licensing agreement with Byron Biopharma LLC (“Byron”) under which the Company granted Byron an exclusive license to market and distribute the Company’s cancer drug Multikine in the Republic of South Africa.    Pursuant to the agreement Byron will be responsible for registering the product in South Africa.  Once Multikine has been approved for sale, the Company will be responsible for manufacturing the product, while Byron will be responsible for sales in South Africa.  Revenues will be divided equally between the Company and Byron.  To maintain the license Byron, among other requirements, made a $125,000 payment to the Company on March 8, 2010.  On March 30, 2009, and as further consideration for its rights under the licensing agreement, Byron purchased 3,750,000 Units from the Company at a price of $0.20 per Unit.  Each Unit consisted of one share of the Company’s common stock and two warrants.  Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.25 per share.  The warrants expire on March 6, 2016.  The Company filed a registration statement to register the shares issuable upon the exercise of the warrants.  The Units were accounted for as an equity transaction using the Black Scholes method to value the warrants.  The fair value of the warrants was calculated to be $1,015,771.  During the three months end December 31, 2011, no warrants were exercised.  As of December 31, 2011, 6,500,000 of these warrants remained outstanding.

4.	Private Investor Warrants

Between May 2003 and April 2006 the Company issued 1,900,000 warrants as part of a financing to a private investor at an exercise price between $0.47 and $1.25.    As of December 31, 2011, 1,200,000 warrants remain outstanding.   The fair value of the warrants has been recorded as an addition to additional paid-in capital and also as a charge to additional paid-in capital since the Company is in an accumulated deficit position.

In January 2009, as part of an amended lease agreement on the manufacturing facility, the Company repriced 3,000,000 warrants issued to the lessor in July 2007 at $1.25 per share and which were to expire on July 12, 2013. These warrants were repriced at $0.75 per share and expire on January 26, 2014. The cost of this repricing and extension of the warrants was $70,515 and was accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital.  In addition, 787,500 additional warrants were given to the lessor of the manufacturing facility on the same date, exercisable at a price of $0.75 per share, and will expire on January 26, 2014. The cost of these warrants was $45,207 and was accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital.  As of December 31, 2011, 3,787,500 warrants remained outstanding.

Between March 31 and June 30, 2009, 2,296,875 new warrants were issued at $0.75 to the leaseholder on the manufacturing facility in consideration for the deferment of rent payments.  The cost of these new warrants of $251,172 was recorded as a debit to research and development and a credit to additional paid in capital.   As of December 31, 2011, 2,296,875 warrants remained outstanding.

Between July 2005 and May 2006 1,925,000 warrants were issued to a private investor.  In July 2009, 375,000 warrants held by the investor were extended for two years.  The additional value of the warrants of $24,061 was calculated using the Black Scholes method using the following assumptions.  This cost was accounted for as a debit and a credit to additional paid in capital.

In February 2011, 1,325,000 warrants issued to the investor with an exercise price between $0.56 and $0.82 were extended for three years.  The additional value of $406,912 was calculated using the Black Scholes method. This cost was accounted for as a debit and a credit to additional paid in capital.

As of December 31, 2011, 1,325,000 warrants remained outstanding.

5.	Warrants held by Officer and Director

Between December 2008 and June 2009, Maximilian de Clara, the Company’s President and a director, loaned the Company $1,104,057.  In June 2009, the Company issued 1,648,244 warrants exercisable at $0.40 per share to the holder of a note from the Company.  The warrants are exercisable at any time prior to December 24, 2014.  These warrants were valued at $65,796 using the Black Scholes method.  In July 2009, as consideration for a further extension of the loan, the Company issued 1,849,295 warrants exercisable at $0.50 per share to the holder of the note that was amended for the second time.  These warrants were valued at $341,454 using the Black Scholes method and can be exercised at any time prior to January 6, 2015.  The first warrants were recorded as a discount to the loan and a credit to additional paid-in capital.  The second warrants were recorded as a debit to derivative loss of $831,230, a premium of $341,454 on the loan and a credit to additional paid in capital of $489,776.  The first warrants were amortized as interest expense at the time of the second amendment.  On the second amendment, $338,172 of the premium was amortized as a reduction to interest expense as of September 30, 2009.  The balance of the premium of $3,282 was amortized as a reduction to interest expense in October 2009.  As of December 31, 2011, 3,497,539 warrants remained outstanding. See Note E for additional information.

6.	Options held by Consultants

As of December 31, 2011, 887,500 options that were issued to consultants as payment for services provided between May 2003 and July 2009 remained outstanding, of which 792,500 options were issued from the Non-Qualified Stock Option plans.

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

In December 2011, 50,000 options were issued to a consultant with an exercise price of $0.30 which vest immediately and expire on December 1, 2016.  The cost of these options was $10,211 calculated using the Black Scholes method and was accounted for as a credit to additional paid in capital and a debit to general and administrative expense.

A consultant was issued 1,000,000 shares in November 2011 for consulting services to be rendered over a twelve month period. These shares were issued at a cost of $0.32 per share.  One month of this agreement was expensed at a cost of $26,667 and is included in general and administrative expense. The remainder of the cost will be expensed over the remaining eleven months of the agreement.

D.           FAIR VALUE MEASUREMENTS

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

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at December 31, 2011:

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets or	Observable	Unobservable
	Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Derivative instruments	$-	$-	$6,471,270	$6,471,270

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at September 30, 2011:

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical Assets or	Observable	Unobservable
	Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Derivative instruments	$-	$-	$7,261,073	$7,261,073

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the periods ended December 31, 2011 and September 30, 2011:

	December 31,	September 30,
	2011	2011

Beginning balance	$7,261,073	$6,946,051
Issuances	2,398,057	9,000,000
Settlements	(1,980,000)	(4,252,830)
Realized and unrealized (gains)
losses recorded in earnings	(1,207,860)	4,432,148
Ending Balance	$6,471,270	$7,261,073

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

In accordance with Codification 470-50, the second amendment to the loan was accounted for as an extinguishment of the first amendment debt.  The extinguishment of the loan required that the new loan be recorded at fair value and a gain or loss  was recognized, including the warrants issued in connection with the second amendment.  This resulted in a premium of $341,454, which was amortized over the period from July 6, 2009, the date of the second amendment, to October 1, 2009, the date at which the loan holder could have demanded payment of the loan.  During the three months ended December 31, 2011 and 2010, the Company paid $41,402 in interest expense to Mr. de Clara.

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

The Company is currently running a large multi-national Phase III clinical trial for head and neck cancer. The Company plans to raise additional capital in the form of corporate partnerships, debt and/or equity financings in fiscal year 2012 to 1) expand the Phase III clinical trial and 2) continue operations through December 2012 at its current rate.  The Company believes that it will be able to obtain additional financing since Multikine is a Phase III product designed to treat cancer. In addition the Company’s management has engaged in fundraising for over 20 years. However, there can be no assurance that the Company will be successful in raising additional funds or that funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of money, the Company will either have to slow down or delay the Phase III clinical trial or even significantly curtail its operations until such time as it is able to raise the required funding. The Company’s expenditures for fiscal year 2011 included several non-recurring items that amounted to approximately $10 million dollars, mostly related to the lawsuit and the settlement of the lawsuit (see Note G).  These expenses, with the exception of the settlement payments through March 1, 2012, will not recur in fiscal year 2012, thereby reducing the Company’s expenditures.   The consolidated financial statements have been prepared assuming that the Company will continue as a going concern, but due to recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition, the Company has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine.  Since the Company was able to raise substantial capital during 2009, the Company launched and is currently conducting the Phase III trial for Multikine.  The total net cost of the clinical trial is estimated to be approximately $26 million.

In November 2010, the Company received a $733,437 grant under The Patient Protection and Affordable Care Act of 2010 (PPACA).  The Company recognizes revenue as the expenses are incurred. The amount of the grant earned during the three months ended December 31, 2011 and 2010 was $-0- and $640,385, respectively.  The grant was related to three of the Company’s projects including the Phase III trial of Multikine. The PPACA provides small and mid-sized biotech, pharmaceutical and medical device companies with up to a 50% tax credit for investments in qualified therapeutic discoveries for tax years 2009 and 2010, or a grant for the same amount tax-free.  The tax credit/grant program covers research and development costs from 2009 and 2010 for all qualified “therapeutic discovery projects.”

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

In December 2008, the Company was not in compliance with certain lease requirements (i.e., failure to pay an installment of Base Annual Rent). However, the landlord did not declare the Company to be in default under the terms of the lease, but instead renegotiated the lease.  In January 2009, as part of an amended lease agreement on the manufacturing facility, the Company repriced the 3,000,000 warrants initially issued to the landlord in July 2007 at $1.25 per share with an expiration date of July 12, 2013.  These warrants were repriced at $0.75 per share and expire on January 26, 2014.  The cost of this repricing and extension of the warrants was $70,515.  In addition, 787,500 additional warrants were given to the landlord of the manufacturing facility on the same date.  These warrants are exercisable at $0.75 per share and will expire on January 26, 2014.  The cost of these warrants was $45,207.  All back rent was paid to the landlord in early July 2009. During the three months ended June 30, 2009, the Company issued the landlord an additional 2,296,875 warrants in accordance with an amendment to the agreement.   These warrants were issued at a price of $0.75 and will expire between March 31, 2014 and June 30, 2014.  These warrants were valued at $251,172 using the Black Scholes method.  These warrants are included in the private investor warrants in the Stockholder Equity section (Note C, Reference 4).  The Company was then in compliance with the lease and, in February 2010, received a refund of the $1,575,000 additional deposit placed with the landlord in July 2008. In August 2011, the Company’s minimum cash balances were less than required by the lease.  The Company paid an additional deposit of $1,670,917 to the landlord.

On January 28, 2009, the Company subleased a portion of the manufacturing facility.  The sublease commenced on February 2, 2009 and ended in July 2010.  The Company received $10,300 per month in rent for the subleased space.  On December 7, 2011, the Company entered into another sublease for a period of four months commencing on December 10, 2011.  The Company receives $5,000 per month in rent for the subleased space.

The Company began amortizing the deferred rent on the building on October 7, 2008, the day that the Company took possession of the building.  The amortization of the deferred rent for the three months ended December 31, 2011 was $178,951.  The amortization of the deferred rent for the three months ended December 31, 2010 was $191,890.

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

MLV was entitled to a commission in an amount equal to the greater of 3% of the gross proceeds from each sale of the shares, or $0.025 for each share sold, provided, that, in no event would MLV receive a commission greater than 8.0% of the gross proceeds from the sale of the shares.  During the three months ended December 31, 2011, the Company sold no shares of common stock to MLV.  During the three months ended December 31, 2010, the Company sold 705,839 shares of common stock to MLV for $674,739, less commissions and fees of $20,515.  The agreement with MLV was terminated in December 2011.

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

Although the Company vigorously defended the lawsuit and believed the plaintiffs' claims were without merit, the Company believed that a settlement of this lawsuit was in the best interests of the shareholders. The settlement was entered into to avoid the substantial costs of further litigation and the risk and uncertainty that the litigation entails. By ending this dispute, and ending the significant demands on the time and attention of the Company's management necessary to respond to the litigation, the Company is better able to focus on executing its ongoing Phase III clinical trial with its novel and non-toxic cancer drug Multikine.

Under the terms of the Settlement Agreement and its related agreements, the plaintiffs and CEL-SCI terminated the pending litigation and released each other from all claims each may have had against the other, with certain customary exceptions. CEL-SCI agreed to make a $3 million cash payment and issue $9 million of securities to the plaintiffs. These securities consist of senior secured convertible promissory notes with an aggregate principal amount of $4.95 million and 4,050 shares of redeemable Series A Convertible Preferred Stock with an aggregate stated value of $4.05 million. The $3 million cash payment was made at the closing under the Settlement Agreement. The 4,050 shares of stock were redeemed during the year ended September 30, 2011.  The first two installments on the convertible promissory notes, along with secured interest were paid during the three months ended December 31, 2011.  Principal payments totaled $1,980,000 and $177,100 of interest was paid during the three months ended December 31, 2011. As of February 6, 2012, the outstanding principal amount of the convertible notes was $134,163. The final payment will be made on March 1, 2012. As these installments of the principal amount of the notes and the stated value of the preferred shares are paid down, or as the notes or the preferred shares are converted by the holders into common stock, the initial $9 million due (plus interest and dividends) will be proportionately reduced until the notes are fully paid or converted and the preferred shares are fully redeemed or converted. CEL-SCI has pledged all of its assets as collateral for the repayment of these obligations. While the notes and preferred shares are outstanding, CEL-SCI is generally prohibited from paying dividends, incurring new debt or making any payments (other than interest) on existing debt, and is subject to certain restrictions on the transfer of its assets

The notes and the Series A preferred shares are be convertible, at the option of the holder, into CEL-SCI common stock at a fixed price of $0.67 per share.  The conversion price represented the most recent consolidated closing sale price of the common stock on the NYSE AMEX at the time the settlement agreement was signed by the parties. The plaintiffs have agreed to restrictions on their ability to effect short sales of the common stock based on the number of warrants and common shares they hold, but excluding shares issuable upon the conversion of the notes and preferred shares.  The plaintiffs have further agreed to permit an independent accounting firm to review their trading records every three months to confirm their compliance with these restrictions. No preferred shares were converted.  Through December 31, 2011, no convertible notes were converted into common stock.

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

H.           EARNINGS PER SHARE

The Company’s diluted earnings per share (EPS) are as follows for December 31, 2011 and 2010.  For the three months ended December 31, 2011 and 2010, the computation of dilutive net loss per share excluded options and warrants to purchase approximately 11,419,000 and 23,300,000 shares of common stock because their inclusion would have an anti-dilutive effect.

	Three Months Ended December 31, 2011
		Weighted average
	Net Loss	Shares	EPS
Basic Earnings per Share	$(4,156,833)	228,568,435	$(0.02)
Derivative liabilities gain	(956,470)

Dilutive EPS	$(5,113,303)	228,568,435	$(0.02)

	Three Months Ended December 31, 2010
		Weighted average
	Net Loss	Shares	EPS
Basic and Dilutive Earnings per Share	$(6,250,952)	205,112,418	$(0.03)

I.            SUBSEQUENT EVENTS

In accordance with Codification 855-50, “Subsequent Events”, the Company has reviewed subsequent events through the date of the filing.   On January 25, 2012, the Company sold 16,000,000 shares of its common stock to institutional investors for $5,760,000 or $0.36 per share.  The investors also received Series H warrants which entitled the investors to purchase up to 12,000,000 shares of the Company’s common stock.  The Series H warrants may be exercised at any time after July 31, 2012 and prior to August 1, 2015 at a price of $0.50 per share.  The Company paid Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $403,200.

During the week ending February 3, 2012, The Company received $927,359 from the exercise of Series K warrants to purchase 3,091,195 shares of the Company’s common shares.  These warrants were issued as part of the August 2006 financing, had an exercise price of $0.30 and expired on February 4, 2012.

During the first week of February 2012, the Company offered to prepay the remaining Senior Secured Convertible Notes derived from the settlement.  All investors but two holding $134,163 of the Senior Secured Convertible Notes agreed to the prepayment.  The Company plans to pay the remaining $134,163 to the two investors on March 1, 2012, thereby completely eliminating the Senior Secured Convertible Note, satisfying the settlement and having the lien on the Company’s assets removed.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL    CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

CEL-SCI’s lead investigational therapy, Multikine® (Leukocyte Interleukin, Injection), is cleared for a Phase III clinical trial in advanced primary head and neck cancer. It has received a go-ahead by the US FDA as well as the Canadian, Polish, Hungarian, Russian, Israeli, Indian and Taiwanese regulators.

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

CEL-SCI will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts.  The ability of CEL-SCI to complete the necessary clinical trials and obtain Federal Drug Administration (FDA) approval for the sale of products to be developed on a commercial basis is uncertain.  Ultimately, CEL-SCI must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.  CEL-SCI believes that, counting its cash on hand and access to the capital markets established over the years, it will have enough capital to support its operations for more than the next twelve months.  The cash required to pay CEL-SCI’s outstanding convertible notes (in the principal amount of $2.97 million as of December 1, 2011), will be dependent on the price of CEL-SCI’s common stock prior to March 1, 2012, the maturity date of the notes.  If CEL-SCI’s stock price is above $0.67, which is the conversion price of the notes, the notes may be converted into CEL-SCI common stock, in which case the notes, or part of the notes, will be retired without the payment of cash.  As of February 6, 2012, the outstanding principal amount of the convertible notes was $134,163.

CEL-SCI has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine.  On December 29, 2010, CEL-SCI announced that it had commenced the Phase III clinical trial for Multikine. The net cost to CEL-SCI of the Phase III clinical trial is estimated to be $26 million.

During the three-month period ended December 31, 2011, the Company’s cash decreased by $798,366.  Significant components of this decrease include approximately $159,606 less in legal fees, a reduction of $45,000 in filing and registration fees, a reduction in lab supplies of $556,700 and a decrease in LEAPS expenses of $92,000. These reductions were offset by an increase in accounting fees of $29,800 and an increase in presentation and conference costs of $28,800. These expenses are offset by stock sales of $3.81million, net of expenses.  This decrease is compared to a decrease in cash of $5,714,472 during the three months ended December 31, 2010. For the three months ended December 31, 2011 and 2010, cash used in operating activities totaled $2,611,593 and $6,434,536, respectively.  For the three months ended December 31, 2011 and 2010, cash provided by financing activities totaled $1,830,000 (consisting of proceeds from issuance of common stock for $3,810,000 less payments on convertible debt of $1,980,000) and $749,794, respectively.  Cash used by investing activities was $16,773 and $29,730, for the three months ended December 31, 2011 and 2010, respectively.  The use of cash in investing activities consisted primarily of purchases of equipment and legal costs incurred in patent applications.

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

In August 2011, the Company paid a deposit of $1,670,917 to the landlord because the Company’s cash balances did not meet the minimum amount required by the lease.  When the Company does meet the requirement of the lease, the deposit will be returned to the Company.

In December 2010, the Company entered into a sales agreement with McNicoll Lewis & Vlak LLC relating to the sale of shares of its common stock which have been registered by means of a registration statement the Company filed with the Securities and Exchange Commission in July 2009.  In accordance with the terms of the sales agreement, The Company could offer and sell shares of its common stock through McNicoll Lewis & Vlak acting as the Company’s agent. The Company could also sell its common stock to McNicoll Lewis & Vlak, as principal for its own account, at a price negotiated at the time of sale.  On December 5, 2011 the Company, per the terms of the agreement, exercised its right to terminate the agreement.

In October 2011, the Company sold 13,333,334 shares of its common stock to private investors for $4,000,000, or $0.30 per share.  The investors also received 12,000,000 Series F warrants.  Each Series F warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.40 per share at any time prior to October 6, 2014. The Company paid the placement agent for this offering a commission consisting of $140,000 in cash and 666,667 Series G warrants.  Each Series G warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.40 per share at any time prior to August 12, 2014.

In January 2012, the Company sold 16,000,000 shares of its common stock to institutional investors for $5,760,000 or $0.36 per share.  The investors also received Series H warrants which entitled the investors to purchase up to 12,000,000 shares of the Company’s common stock.  The Series H warrants may be exercised at any time after July 31, 2012 and prior to August 1, 2015 at a price of $0.50 per share.  The Company paid Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $403,200.

In February 2012, the Company received $927,359 from the exercise of Series K warrants to purchase 3,091,195 shares of the Company’s common shares.  These warrants were issued as part of the August 2006 financing, had an exercise price of $0.30 and expired on February 4, 2012.

Results of Operations and Financial Condition

During the three months ended December 31, 2011, revenue decreased by $657,794 compared to the three months ended December 31, 2010.  In November 2010, the Company received a $733,437 grant under The Patient Protection and Affordable Care Act of 2010 (PPACA).  The grant was related to three of the Company’s projects, including the Phase III trial of Multikine.  The PPACA provides small and mid-sized biotech, pharmaceutical and medical device companies with up to a 50% tax credit for investments in qualified therapeutic discoveries for tax years 2009 and 2010, or a grant for the same amount tax-free.  The tax credit/grant program covers research and development costs from 2009 and 2010 for all qualified “therapeutic discovery projects.”  The Company recognizes revenue as the expenses are incurred.  The Company received the last of the funds under this grant in October for grant money earned before September 30, 2011.

During the three month period ended December 31, 2011, research and development expenses decreased by $808,243, compared to the three-month period ended December 31, 2010.  The Company is continuing the Phase III clinical trial and research and development fluctuates based on the activity level of the clinical trial.

During the three-month period ended December 31, 2011, general and administrative expenses increased by $280,413 compared to the three-month period ended December 31, 2010. This increase is primarily caused by the issuance of options to employees in December, 2011.

Interest income during the three months ended December 31, 2011 decreased by $23,824 compared to the three-month period ended December 31, 2010. The decrease was due to the decrease in the funds available for investment and lower interest rates.

The gain on derivative instruments of $956,470 for the three months ended December 31, 2011 was the result of the change in fair value of the derivative liabilities during the period.  This gain ($1,207,860) was caused by fluctuations in the share price of the Company’s common stock.  The gain caused by the fluctuations in the share price was partially offset by the cost of additional shares ($251,390) issued on the reset of the share price triggered by the sale of stock in October.

The interest expense of $123,462 for the three months ended December 31, 2011 was primarily interest expense on the loan from the Company’s president of $41,402 and interest on the convertible notes of $82,060.  The interest expense of $41,402 for the three months ended December 31, 2010 was interest on the loan from the Company’s president.

On May 16, 2011,  the Company entered into an Exchange Agreement  (referred to herein as the "Settlement  Agreement") with thirteen hedge funds (the "plaintiffs") to settle all claims arising from a lawsuit  initiated by the plaintiffs  in October  2009 in the United  States District Court for the Southern District of New York (the "Court").  As previously  disclosed by the Company in its public filings, in August 2006 the plaintiffs (or their predecessors) purchased from the Company Series K notes convertible into the Company common stock and Series K warrants to purchase the Company common stock under financing agreements which provided the Series K notes and warrants with anti-dilution  protection if the Company sold additional shares of common stock, or securities convertible  into common stock, at a price below the then applicable conversion price of the notes or the exercise price of the warrants.  In their lawsuit, the plaintiffs alleged that a March 2009 drug marketing and distribution agreement in which the Company sold units of common stock and warrants to an unrelated third party triggered these anti-dilution provisions, and that the Company failed to give effect to these provisions.  The plaintiffs sought $30 million in actual damages, $90 million in punitive damages, the issuance of additional shares of common stock and warrants, and a reduction in the conversion price of the Series K notes and the exercise price of the Series K warrants.  The Company denied the plaintiffs' allegations in the lawsuit and asserted that the 2009 agreement was a strategic transaction which did not trigger the anti-dilution provisions of the 2006 financing agreements.

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

Under the terms of the Settlement Agreement and its related agreements, the plaintiffs and the Company terminated the pending litigation and released each other from all claims each may have against the other, with certain customary exceptions. The Company agreed to make a $3 million cash payment and issue $9 million of securities to the plaintiffs. These securities consist of senior secured convertible promissory notes with an aggregate principal amount of $4.95 million and 4,050 shares of redeemable Series A Convertible Preferred Stock with an aggregate stated value of $4.05 million. The $3 million cash payment was made at the closing under the Settlement Agreement. The $9 million of securities will be redeemed through nine equal monthly installment payments of approximately $1 million each, plus interest on the notes and dividends on the shares at the rate of 8% per annum, with payments beginning on June 1, 2011 (the month of October requires no payment) and ending on March 1, 2012. As these installments of the principal amount of the notes and the stated value of the preferred shares are paid down, or as the notes or the preferred shares are converted by the holders into common stock, the initial $9 million due (plus interest and dividends) will be proportionately reduced until the notes are fully paid or converted.  The preferred shares were fully redeemed during the year ended September 30, 2011. The Company has pledged all of its assets as collateral for the repayment of these obligations. While the notes and preferred shares are outstanding, the Company is generally prohibited from paying dividends, incurring new debt or making any payments (other than interest) on existing debt, and is subject to certain restrictions on the transfer of its assets.

The notes and the Series A preferred shares are convertible, at the option of the holder, into the Company common stock at a fixed price of $0.67 per share.  The conversion price represented the most recent consolidated closing sale price of the common stock on the NYSE AMEX at the time the settlement agreement was signed by the parties. The plaintiffs have agreed to restrictions on their ability to effect short sales of the common stock based on the number of warrants and common shares they hold, but excluding shares issuable upon the conversion of the notes and preferred shares.  The plaintiffs have further agreed to permit an independent accounting firm to review their trading records every three months to confirm their compliance with these restrictions.

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

Research and Development Expenses

During the three-month periods ended December 31, 2011 and 2010, the Company’s research and development efforts involved Multikine and L.E.A.P.S.™.  The table below shows the research and development expenses associated with each project during three-month periods.

	Three Months Ended December 31,
	2011	2010
MULTIKINE	$2,358,210	$3,075,120
L.E.A.P.S.	97,975	189,308
TOTAL	$2,456,185	$3,264,428

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

Critical Accounting Estimates and Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations is based on its unaudited condensed consolidated financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. The Company believes some of the more critical estimates and policies that affect its financial condition and results of operations are in the areas of operating leases and stock-based compensation. For more information regarding the Company’s critical accounting estimates and policies, see Part II, Item 7 of the Company’s 2011 10-K report. The application of these critical accounting policies and estimates has been discussed with the Audit Committee of the Company’s Board of Directors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has a loan from the president that bears interest at 15%.  The Company does not believe that it has any significant exposures to market risk.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2011.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Chief Executive and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the first three months of fiscal year 2012.  There was no change in the Company’s internal control over financial reporting during the three months ended December 31, 2011.

PART II

Item 1.  Legal Proceedings

On May 16, 2011,  the Company entered into an Exchange Agreement  (referred to herein as the "Settlement  Agreement") with thirteen hedge funds (the "plaintiffs") to settle all claims arising from a lawsuit  initiated by the plaintiffs  in October  2009 in the United  States District Court for the Southern District of New York (the "Court").  As previously  disclosed by the Company in its public filings, in August 2006 the plaintiffs (or their predecessors) purchased from CEL-SCI Series K notes convertible into the Company common stock and Series K warrants to purchase the Company common stock under financing agreements which provided the Series K notes and warrants with anti-dilution  protection if the Company sold additional shares of common stock, or securities convertible  into common stock, at a price below the then applicable conversion price of the notes or the exercise price of the warrants.  In their lawsuit, the plaintiffs alleged that a March 2009 drug marketing and distribution agreement in which the Company sold units of common stock and warrants to an unrelated third party triggered these anti-dilution provisions, and that the Company failed to give effect to these provisions.  The plaintiffs sought $30 million in actual damages, $90 million in punitive damages, the issuance of additional shares of common stock and warrants, and a reduction in the conversion price of the Series K notes and the exercise price of the Series K warrants.  The Company denied the plaintiffs' allegations in the lawsuit and asserted that the 2009 agreement was a strategic transaction which did not trigger the anti-dilution provisions of the 2006 financing agreements.

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

The parties’ respective obligations under the Settlement Agreement, including the Company’s obligation to pay cash and issue notes and preferred shares to the plaintiffs, were subject to obtaining the approval by the Court of an order exempting the issuance to the plaintiffs of the notes and preferred shares from registration under Section 3(a)(10) of the Securities Act of 1933.  This was to permit the notes and preferred shares, and the shares of common stock issuable upon conversion thereof, to be freely tradable.

On June 17, 2011 the final settlement agreement was signed.  During the three months ended December 31, 2011, $1,978,000 principal payments were made on the Convertible Promissory Note per the settlement agreement.  As of February 6, 2012, the outstanding principal amount of the convertible notes was $134,163.  As of September 20, 2011, the $3,000,000 cash payment required by the settlement was made.  In addition, as of September 1, 2011 the Company had redeemed all of the Series A Preferred shares for approximately $4,080,371. As a result, all Series A Preferred shares have been cancelled and are no longer outstanding.

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

Item 4.  Mine Safety Disclosures

Not applicable.

Item 6.   (a)    Exhibits

Number	Exhibit

31.1	Rule 13a-14(a) Certifications

31.2	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEL-SCI CORPORATION

Date: February 9, 2012	By:	/s/ Geert Kersten
Geert Kersten, Principal Executive Officer*

*  Also signing in the capacity of the Principal Accounting and Financial Officer.