Form 10-Q
period 2012-03-31
CEL SCI CORP
filed 2012-05-10
CIK 725363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☑

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Class of Stock	No. Shares Outstanding	Date
Common	256,697,698	May 3, 2012

TABLE OF CONTENTS

PART I  FINANCIAL INFORMATION

CEL-SCI CORPORATION CONSOLIDATED BALANCE SHEETS MARCH 31, 2012 AND SEPTEMBER 30, 2011 (UNAUDITED)

	MARCH 31,	SEPTEMBER 30,
ASSETS	2012	2011

CURRENT ASSETS:
Cash and cash equivalents	$5,268,394	$4,260,594
Receivables	101,458	457,337
Prepaid expenses	1,865,682	2,028,531
Inventory used for R&D and manufacturing	1,368,404	1,571,182
Deferred rent - current portion	677,584	703,274

Total current assets	9,281,522	9,020,918

RESEARCH AND OFFICE EQUIPMENT AND LEASEHOLD IMPROVEMENTS-- less accumulated
depreciation and amortization of $2,504,425 and $3,034,018	834,344	1,032,881

PATENT COSTS--less accumulated amortization of $1,332,835 and $1,287,323	386,733	414,158

DEFERRED RENT - net of current portion	6,210,419	6,486,566

DEPOSITS	1,670,917	1,670,917

TOTAL ASSETS	$18,383,935	$18,625,440

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$708,089	$738,951
Accrued expenses	191,201	290,220
Due to employees	22,420	22,789
Related party loan	1,104,057	1,104,057
Convertible note	-	4,999,000
Derivative instruments - current portion	-	69,552

Total current liabilities	2,025,767	7,224,569

Derivative instruments - net of current portion	9,983,230	2,192,521
Deferred revenue	126,500	125,000
Deposits held	5,000	-
Deferred rent	1,767	4,526

Total liabilities	$12,142,264	$9,546,616

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value—authorized 200,000 shares, issued and outstanding, -0-
Common stock, $.01 par value—authorized 450,000,000 shares; issued and outstanding, 256,597,698 and 214,723,023 shares at March 31, 2012 and September 30, 2011,
respectively	2,565,977	2,147,230
Additional paid-in capital	203,263,177	194,443,905
Accumulated deficit	(199,587,483)	(187,512,311)

Total stockholders' equity	6,241,671	9,078,824

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$18,383,935	$18,625,440

See notes to consolidated financial statements

CEL-SCI CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS SIX MONTHS ENDED MARCH 31, 2012 and 2011 (UNAUDITED)

	2012	2011

GRANT INCOME AND OTHER	$111,567	$706,633

OPERATING EXPENSES:
Research and development (excluding
R&D depreciation of $225,282
and $235,824 respectively, included below)	5,050,420	6,306,525
Depreciation and amortization	281,853	286,288
General & administrative	3,484,927	3,526,850

Total operating expenses	8,817,200	10,119,663

OPERATING LOSS	(8,705,633)	(9,413,030)

OTHER EXPENSES	-	(12,000,000)

(LOSS) GAIN ON DERIVATIVE INSTRUMENTS	(3,247,857)	1,115,692

INTEREST INCOME	57,728	99,586

INTEREST EXPENSE	(179,410)	(82,804)

NET LOSS	(12,075,172)	(20,280,556)

ISSUANCE OF ADDITIONAL SHARES DUE TO RESET PROVISIONS	(250,000)	-
MODIFICATIONS OF WARRANTS	(325,620)	(1,068,369)
INDUCEMENT WARRANTS	(1,593,000)	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(14,243,792)	$(21,348,925)

NET LOSS PER COMMON SHARE
BASIC	$(0.06)	$(0.10)

DILUTED	$(0.06)	$(0.10)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC	237,912,177	206,090,265

DILUTED	237,912,177	206,090,265

See notes to consolidated financial statements.

CEL-SCI CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED MARCH 31, 2012 and 2011 (UNAUDITED)

	2012	2011

GRANT INCOME AND OTHER	$106,543	$43,815

OPERATING EXPENSES:
Research and development (excluding
R&D depreciation of $108,531
and $119,633 respectively, included below)	2,594,235	3,042,097
Depreciation and amortization	143,428	145,141
General & administrative	1,631,237	1,953,573

Total operating expenses	4,368,900	5,140,811

OPERATING LOSS	(4,262,357)	(5,096,996)

OTHER EXPENSES	-	(12,000,000)

(LOSS) GAIN ON DERIVATIVE INSTRUMENTS	(4,204,327)	3,062,087

INTEREST INCOME	28,673	46,707

INTEREST EXPENSE	(55,948)	(41,402)

NET LOSS	(8,493,959)	(14,029,604)

MODIFICATIONS OF WARRANTS	-	(1,068,369)
INDUCEMENT WARRANTS	(1,593,000)	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(10,086,959)	$(15,097,973)

NET LOSS PER COMMON SHARE	$(0.04)	$(0.07)
BASIC
	$(0.04)	$(0.09)
DILUTED

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC	247,369,587	207,089,841

DILUTED	247,369,587	207,089,841

See notes to consolidated financial statements.

CEL-SCI CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS SIX MONTHS ENDED MARCH 31, 2012 AND 2011 (UNAUDITED)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,075,172)	$(20,280,556)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	281,853	286,288
Issuance of common stock, warrants and options for services	243,708	132,946
Modification of stock options and warrants	36,990	135,988
Employee option cost	1,261,060	697,464
Common stock contributed to 401(k) plan	75,889	71,090
Impairment loss on abandonment of patents	21,334	-
Loss on retired equipment	4,065	237
Loss/(gain) on derivative instruments	3,247,857	(1,115,692)
Change in assets and liabilities:
Receivables	355,879	(169,397)
Deferred rent	301,837	308,065
Prepaid expenses	376,182	(2,054,195)
Inventory used for R&D and
manufacturing	202,778	2,214
Accounts payable	(30,862)	(607,059)
Accrued expenses	(99,019)	12,027,668
Due to employees	(369)	18,201
Deferred rent liability	(2,759)	(1,460)
Deferred revenue	1,500	-
Deposits held	5,000	-

Net cash used in operating activities	(5,792,249)	(10,548,198)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	-	21,357
Purchases of equipment	(30,810)	(96,588)
Expenditures for patent costs	(50,480)	(39,431)

Net cash used in investing activities	(81,290)	(114,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	9,166,800	1,406,368
Proceeds from exercise of warrants and stock options	2,664,539	429,588
Payments on convertible debt	(4,950,000)	-

Net cash provided by financing activities	6,881,339	1,835,956

NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS	1,007,800	(8,826,904)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,260,594	26,568,243

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,268,394	$17,741,339

See notes to consolidated financial statements.

CEL-SCI CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS SIX MONTHS ENDED MARCH 31, 2012 AND 2011

	2012	2011
ISSUANCE OF WARRANTS:
Increase in derivative liabilities	$(4,546,667)	$-
Decrease in additional paid-in capital	4,546,667	-

	$-	$-
ISSUANCE OF ADDITIONAL SHARES
Increase in common stock	$(8,333)	$-
Increase in additional paid-in capital	(241,667)	-
Decrease in additional paid-in capital	250,000	-

	$-	$-
EXERCISE OF DERIVATIVE LIABILITIES:
Decrease in derivative liabilities	$122,367	$202,830
Increase in additional paid-in capital	(122,367)	(202,830)

	$-	$-
MODIFICATION OF WARRANTS:
Increase in additional paid-in capital	$(325,620)	$(1,068,369)
Decrease in additional paid-in capital	325,620	1,068,369

	$-	$-
INDUCEMENT WARRANTS:
Increase in additional paid-in capital	$(1,593,000)	$-
Decrease in additional paid-in capital	1,593,000

	$-	$-
ISSUANCE OF COMMON STOCK FOR PREPAID SERVICES:
Increase in additional paid-in capital	$(213,333)	$-
Increase in prepaid expenses	213,333

	$-	$-
PATENT COSTS INCLUDED IN
ACCOUNTS PAYABLE:
Increase in patent costs	$-	$34,635
Increase in accounts payable		(34,635)

	$-	$-
EQUIPMENT COSTS INCLUDED IN
ACCOUNTS PAYABLE:
Increase in research and office equipment	$-	$16,641
Increase in accounts payable	-	(16,641)

	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION:
Cash expenditure for interest expense	$294,910	$82,804

See notes to consolidated financial statements.

CEL-SCI CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2012 AND 2011

A.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES Basis of Presentation

The accompanying condensed consolidated financial statements of CEL-SCI Corporation and subsidiary (the Company) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, these interim condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended September 30, 2011.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company’s financial position as of March 31, 2012 and the results of its operations for the six and three month periods then ended.  The condensed consolidated balance sheet as of September 30, 2011 is derived from the September 30, 2011 audited consolidated financial statements.  Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.  The results of operations for the six and three-month periods ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the entire year.

Significant accounting policies are as follows:

Research and Office Equipment and Leasehold Improvements - Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years.  Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease.  Repairs and maintenance which do not extend the life of the asset are expensed when incurred.  Depreciation and amortization expense for the six month periods ended March 31, 2012 and 2011 was $225,282 and $246,584, respectively.  Depreciation and amortization expense for the three month periods ended March 31, 2012 and 2011 was $108,531 and $125,013, respectively.  During the six months ended March 31, 2012 and 2011, equipment with a net book value of $4,065 and $237, respectively, was retired.  During the three months ended March 31, 2012 and 2011, equipment with a net book value of $3,016 and $0, respectively, was retired.

Patents - Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years).  In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made.  An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset.  The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value.  During the six months ended March 31, 2012 and 2011, the Company recorded patent impairment charges of $21,334 and $0, respectively.  During the three months ended March 31, 2012 and 2011, the Company recorded patent impairment charges of $13,379 and $0, respectively.  For the six months ended March 31, 2012 and 2011, amortization of patent costs totaled $56,571 and $39,704, respectively. For the three months ended March 31, 2012 and 2011, amortization of patent costs totaled $34,897 and $20,128, respectively.  The Company estimates that amortization expense will be as follows:

Six months ending September 30, 2012	$42,500
Year ending September 30,
2013	58,200
2014	31,600
2015	31,600
2016	31,600
2017	31,600
Thereafter	159,633
Total	$386,733

Research and Development Costs - Research and development expenditures are expensed as incurred.  Total research and development costs, excluding depreciation, were $5,050,420 and $6,306,525, respectively, for the six-month periods ended March 31, 2012 and 2011.  Total research and development costs, excluding depreciation, were $2,594,235 and $3,042,097, respectively, for the three-month periods ended March 31, 2012 and 2011.

Income Taxes - The Company has net operating loss carryforwards of approximately $137 million.  The Company uses the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.  A full valuation was recorded against the deferred tax assets as of March 31, 2012 and September 30, 2011.

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

Stock-Based Compensation – Compensation cost for all stock-based awards is measured at fair value as of the grant date in accordance with the provisions of ASC 718.  The fair value of the stock options is calculated using the Black-Scholes option pricing model.  The Black-Scholes model requires various judgmental assumptions including volatility, stock price and expected option life.  The stock-based compensation cost is recognized on the accelerated method as expense over the requisite service or vesting period.  The Company's options vest over a three-year period from the date of grant.  After one year, the stock is one-third vested, with an additional one-third vesting after two years and the final one-third vesting at the end of the three-year period.  Options are granted with an exercise price equal to the closing price of the Company's stock on the day before the grant.

There were 3,120,372 and 18,794 options granted to employees and directors during the six- months ended March 31, 2012 and 2011, respectively.  There were -0- and 4,000 options granted to employees and directors during the three months ended March 31, 2012 and 2011, respectively.  For the six months ended March 31, 2012 and 2011, the Company recorded $1,261,060 and $697,464, respectively, in general and administrative expense for the cost of employee and director options. For the three months ended March 31, 2012 and 2011, the Company recorded $423,602 and $335,387, respectively, in general and administrative expense for the cost of employee and director options. In November 2011, the Company offered the employees and directors holding options that were priced above $0.40 and which expire during the 2012, 2013 and 2014 calendar years the opportunity to have the expiration date of those options extended to December 1, 2016 and have the price lowered to $0.32 if they accepted a 20% reduction in the number of options that they held.  All nineteen employees and directors who were eligible for this offer accepted the terms.  This resulted in the cancellation of 3,900,465 options priced between $0.54 and $1.94 and the issuance of 3,120,372 options at $0.32 which vested immediately.  In accordance with ASC 718-20-35-3, the incremental compensation cost shall be measured as the excess of the fair value of the replacement award or other valuable consideration over the fair value of the cancelled award at the cancellation date.   At the date of the cancellation, the incremental cost was $409,370.

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

Reclassifications - Certain prior period items have been reclassified to conform to the current period presentation.

B.	NEW ACCOUNTING PRONOUNCEMENTS

There are no significant new accounting pronouncements that would impact the financial statements.'

C.	STOCKHOLDERS’ EQUITY

Below is a chart of the stock options, stock bonuses and compensation granted by the Company.  Each option represents the right to purchase one share of the Company’s common stock at March 31, 2012:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued as Stock Bonus	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	19,100,000	10,293,275	N/A	7,320,225
Non-Qualified Stock Option Plans	35,760,000	23,635,513	N/A	6,072,738
Stock Bonus Plans	13,940,000	N/A	7,983,152	5,954,560
Stock Compensation Plan	11,500,000	N/A	6,386,531	5,113,469

Stock-Based Compensation Expense

	Six months Ended March 31,
	2012	2011
Employees	$1,261,060	$697,464
Non-employees	$243,708	$132,946

	Three months Ended March 31,
	2012	2011
Employees	$423,602	$335,387
Non-employees	$205,038	$95,964

Derivative liabilities, warrants and other options

Below is a chart showing the derivative liabilities and the number of warrants outstanding at March 31, 2012:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrant	Exercise Price	Expiration Date	Reference

Series K	8/4/06	-	$0.30	2/4/12	1
Series N	8/18/08	5,187,709	0.30	8/18/14	1
Series A	6/24/09	1,303,472	0.50	12/24/14	1
C. Schleuning (Series A)	7/8/09	167,500	0.50	01/08/15	1
Series B	9/4/09	500,000	0.68	9/4/14	1
Series C	8/20/09 – 8/26/09	4,634,886	0.55	2/20/15	1
Series E	9/21/09	714,286	1.75	8/12/14	1
Series F	10/6/11	12,000,000	0.40	10/6/2014	1
Series G	10/6/11	666,667	0.40	8/12/2014	1
Series H	1/26/12	12,000,000	0.50	8/1/2015	1
Series L	4/18/07	351,669	0.75	4/17/12	2
Series L (repriced)	4/18/07	-	0.34	4/17/12	2
Series L (repriced)	4/18/07	1,000,000	0.34	4/17/13	2
Series M	4/18/07	1,221,668	2.00	4/17/12	2
Series M (modified)	4/18/07	6,000,000	0.34	7/31/14	2
Series P	2/10/12	5,900,000	0.45	3/6/2017	2
Series O	3/6/09	-	0.25	3/6/16	3
Private Investors	5/30/03- 6/30/09	8,609,375	0.47 – 1.25	5/30/13 - 7/18/14	4

Warrants held by Officer and Director	6/24/09 – 7/6/09	3,497,539	0.40 – 0.50	12/24/14 – 1/6/15	5
Consultants	5/22/03 – 3/6/12	937,500	0.28 – 2.00	8/23/12 - 3/5/17	6

1.	Derivative Liabilities

See below for details of the balances of derivative instruments at March 31, 2012 and September 30, 2011.

	March 31, 2012	September 30, 2011
Series K warrants	$-	$69,552
2009 financings warrants (Series A through E)	1,705 460	1,375,458
2008 warrants reclassified from equity to derivative liabilities onOctober 1, 2009 (Series N)	1,504,436	817,063
Series F & G warrants	3,293,334	-
Series H warrants	3,480,000	-

Convertible notes issued in settlement	-	4,999,000

Total derivative liabilities	$9,983,230	$7,261,073

The Company reviews all outstanding warrants in accordance with the requirements of Codification 815-40-15-7, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”.  This topic provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  The warrant agreements provide for adjustments to the exercise price for certain dilutive events, which includes an adjustment to the number of shares issuable upon the exercise of the warrant in the event that the Company makes certain equity offerings in the future at a price lower than the exercise prices of the warrant instruments.  Under the provisions of Codification 815-40-15-7, the warrants are not considered indexed to the Company’s stock because future equity offerings or sales of the Company’s stock are not an input to the fair value of a “fixed-for-fixed” option on equity shares, and equity classification is therefore precluded.

Series K and A through E Warrants

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

In February 2012, all the Series K warrants were exercised, and the Company received $927,359 from the exercise of Series K warrants to purchase 3,091,195 of the Company’s common shares.    For the six months and three months ended March 31, 2012, the Company recorded a loss of $52,815 and $91,455, respectively, on Series K warrants.  For the six months and three months ended March 31, 2011, the Company recorded a gain of $211,053 and $501,251, respectively, on Series K warrants.  As of March 31, 2012, all Series K warrants have been exercised and no liability is recorded.  When the warrants were exercised, the value of these warrants was converted from derivative liabilities to equity.  For the six months and three months ended March 31, 2012, Series K warrants transferred to equity totaled $122,367. As of September 30, 2011, the value of the remaining derivative liability was $69,552.

For the six months and three months ended March 31, 2012, the Company recorded a loss of $330,002 and $764,926, respectively, on the Series A through E derivative instruments. For the six months and three months ended March 31, 2011, the Company recorded a gain of $516,116 and $1,646,488, respectively, on the Series A through E derivative instruments.

In June 2009, the Company issued 10,116,560 Series A warrants exercisable at $0.50 per share in connection with the June financing.  The cost of the warrants of $2,775,021 was recorded as a debit to additional paid in capital and a credit to derivative liabilities.  As of March 31, 2012, 1,303,472 of these warrants remained outstanding.  In accordance with Codification 815-40-15-7, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of March 31, 2012 and September 30, 2011, the value of the remaining derivative liabilities totaled $338,903 and $260,694, respectively.

In July 2009, the Company issued warrants to a private investor.  The 167,500 warrants were issued with an exercise price of $0.50 per share and valued at $43,550 using the Black Scholes method. The cost of the warrants was accounted for as a debit to additional paid in capital and a credit to derivative liabilities. As of March 31, 2012, 167,500 warrants remained outstanding.  In accordance with Codification 815-40-15-7, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of March 31, 2012 and September 30, 2011, the value of the remaining derivative liabilities totaled $43,550 and $33,500, respectively.

In September 2009, the Company received a $2,000,000 loan.  In connection with the loan, the Company issued 500,000 Series B warrants with an exercise price of $0.68 per share.  The cost of the warrants of $245,000 was recorded as a debit to discount on note payable and a credit to additional paid in capital.  This cost was amortized to interest expense when the loan was repaid.  As of March 31, 2012, 500,000 Series B warrants remained outstanding.  In accordance with Codification 815-40-15-7, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of March 31, 2012 and September 30, 2011, the value of the remaining derivative liabilities totaled $100,000 and $90,000, respectively.

In August 2009, the Company received additional financing.  In connection with the financing, the Company issued 4,850,501 Series C warrants exercisable at $0.55 per share.  The cost of the warrants of $1,455,150 was recorded as a debit to additional paid in capital and a credit to derivative liabilities.  As of March 31, 2012, 4,093,169 of these warrants remained outstanding.  In accordance with Codification 815-40-15-7, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of March 31, 2012 and September 30, 2011, the value of the remaining derivative liabilities totaled $1,023,291 and $818,634, respectively.

Also in August 2009, the Company completed an offering to the original Series K investors.  Issued with an exercise price of $0.55 per share, the 541,717 Series C warrants were valued at $249,190.  The warrants were accounted for as a debit to additional paid in capital and a credit to derivative liabilities.  As of March 31, 2012, 541,717 of the Series C warrants remained outstanding.  In accordance with Codification 815-40-15-7, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of March 31, 2012 and September 30, 2011, the value of the remaining derivative liabilities totaled $135,429 and $108,343, respectively.

During the six months ended March 31, 2012, no Series C warrants were exercised.  During the six months and three months ended March 31, 2011, 757,331 and 582,331 Series C warrants were exercised. The Company recognized a gain on exercise $232,892 and $214,007, respectively. When the warrants were exercised, the value of these warrants was converted from derivative liabilities to equity.  Series C warrants transferred to equity totaled $202,830 and $141,215, respectively.

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

As of March 31, 2012, 714,286 Series E warrants remained outstanding.  In accordance with Codification 815-40-15-7, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of March 31, 2012 and September 30, 2011, the value of the remaining derivative liabilities totaled $64,287.

Series N Warrants

In August 2008, 2,075,084 Series N warrants were issued to two investors in connection with a financing. In June 2009, the 2,075,084 warrants were reset from $0.75 to $0.40.  The additional cost of the warrants of $123,013 was recorded as a debit and a credit to additional paid in capital.  In addition, the investors were issued 1,815,698 warrants exercisable at $0.40 per share at an initial cost of $404,460. The cost was recorded as a debit and a credit to additional paid in capital. In accordance with the requirements of Codification 815-40-15-7, effective October 1, 2009, 3,890,782 Series N warrants issued in August 2008 were determined to be subject to the requirements of this topic and were valued using the Black-Scholes formula as of October 1, 2009 at $6,186,343. The Series N warrants were recognized as a derivative liability in the Company’s condensed consolidated balance sheet at fair value with a corresponding adjustment to accumulated deficit and are being marked-to-market each reporting period.  In October 2011, 3,890,782 warrants held by the investors were reset from $0.40 to $0.30.  In addition, the investors were issued 1,296,927 warrants exercisable at $0.30 per share at an initial cost of $220,478.  The value of these new warrants was determined to be $220,478 and was recorded as a debit to loss on derivatives and a credit to derivative liabilities.  During the six months ended March 31, 2012 and 2011, the Company recorded a derivative loss of $466,895 and a gain of $155,631, respectively.  During the three months ended March 31, 2012 and 2011, the Company recorded a derivative loss of $726,280 and a gain of $700,341, respectively.  As of March 31, 2012 and September 30, 2011, the value of the remaining derivative liabilities totaled $1,504,436 and $817,063, respectively.

Series F and G warrants

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

The Company accounted for the Series F and Series G warrants as derivative liabilities in accordance with Codification 815-40-15.  The Company determined these warrants do not qualify for equity accounting and must be accounted for as a derivative liability since the Warrant Agreement provides the holder with the right, at its option, to require the Company to a cash settlement of the warrants at Black-Scholes value in the event of a Fundamental Transaction, as defined in the Warrant Agreement.  Since the occurrence of a Fundamental Transaction is not entirely within the Company's control, there exist circumstances that would require net-cash settlement of the warrants while holders of shares would not receive a cash settlement.   In accordance with ASC 815-40-15-7, derivative liabilities must be measured at fair value upon issuance and revalued at the end of each reporting period through their expiration.   Any change in fair value between the respective reporting dates shall be recognized as gain or loss.  The initial cost of the warrants of $2,146,667 was recorded as a debit to additional paid in capital and a credit to derivative liabilities. As of March 31, 2012, the value of the derivative liabilities totaled $3,293,334. The Company recorded a derivative loss for the six months and three months ended March 31, 2012 of $1,146,667 and $1,526,666, respectively.

Series H Warrants

On January 26, 2012, the Company sold 16,000,000 shares of its common stock, at a price per share of $0.36, in a registered direct offering to institutional investors, representing gross proceeds of $5.76 million.  Investors also received Series H warrants to purchase up to 12,000,000 shares of the Company’s common stock at a purchase price of $0.50 at any time on or after August 1, 2012 and prior to August 1, 2015.  The Company paid Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $403,200.  The Company accounted for the Series H warrants as derivative liabilities in accordance with Codification 815-40-15.  The accounting guidance described above relating to the Series F and G warrants was also applied to the Series H warrants.   The initial cost of the warrants of $2,400,000 was recorded as a debit to additional paid in capital and a credit to derivative liabilities. As of March 31, 2012, the value of the derivative liabilities totaled $3,480,000. The Company recorded a derivative loss for the six months and three months ended March 31, 2012 of $1,080,000.

Accounting for the Senior Convertible Notes and Redeemable Series A Convertible Preferred Stock –

During the three months ended March 31, 2012, the Company offered to prepay the remaining Senior Secured Convertible Notes derived from the settlement.  All investors but two holding $134,163 of the Senior Secured Convertible Notes agreed to the prepayment.  The Company paid the remaining $134,163 to the two investors on March 1, 2012, thereby completely eliminating the Senior Secured Convertible Note, satisfying the settlement and having the lien on the Company’s assets removed.

The accounting for the Senior Secured Convertible Notes was within the scope of ASC 815.  Under ASC 815-15-25-4 through 6 or ASC 825-10-10-1, the Company may make an irrevocable election to initially and subsequently measure a hybrid financial instrument in its entirety at fair value.  Any change in fair value between the respective reporting dates shall be recognized as a gain or loss.  Based on the analysis of the Senior Secured Convertible Notes, the Company identified several embedded derivative features.  The Company elected, in accordance with ASC 825-10-10-1, to initially and subsequently carry the instrument at fair value without bifurcating the embedded derivatives.  For the six months and three months ended March 31, 2012, the Company recorded a gain of $49,000 and a loss of $15,000 on the Senior Secured Convertible Notes. For the six months and three months ended March 31, 2011, no gain or loss was recorded on the Senior Secured Convertible Notes.

The Series A Convertible Preferred Stock falls within the scope of ASC 480 because the conversion option was considered nonsubstantive.  ASC 480-10-30-1 states, “Mandatorily redeemable financial instruments shall be measured initially at fair value.”  Therefore, immediately after initially recording Series A Convertible Preferred Stock, the carrying value of the instrument in its entirety must be adjusted to fair value as of the issuance date with the difference recorded as a loss.  The Company also elected to adopt the fair value option in ASC 825.   The Series A Convertible Preferred Stock was measured in its entirety and reported at fair value at each reporting date for so long as shares remained outstanding.  Any change in fair value between the respective reporting dates was recognized as a gain or loss.  During the year ended September 30, 2011, the Company redeemed all of the Series A Convertible Preferred Stock.

2.	Series L, M and P Warrants

On April 18, 2007, the Company completed a $15 million private financing.  Shares were sold at $0.75, a premium over the closing price of the previous two weeks.  The financing was accompanied by 10,000,000 warrants with an exercise price of $0.75 and 10,000,000 warrants with an exercise price of $2.00.  The warrants are known as Series L and Series M warrants, respectively. The warrants issued with the financing qualified for equity treatment in accordance with ASC 815-40-15. The cost of Series L and series M warrants were recorded as a debit and a credit to additional paid-in capital.

In September 2008, 2,250,000 of the original Series L warrants were repriced at $0.56 and extended for one year to April 17, 2013.  The increase in the value of the warrants of $173,187 was recorded as a debit and a credit to additional paid-in capital in accordance with the original accounting for the Series L warrants.

In November 2011, the Company repriced 1,600,000 of the Series L warrants to $0.34. The additional cost of $86,826 was recorded as a debit and a credit to additional paid-in capital and was a deemed dividend. This cost is included in modification of warrants and increased the net loss available to shareholders on the consolidated statements of operations. During the quarter ended March 31, 2012, 600,000 Series L warrants were exercised at a price of $0.34, and the Company received proceeds of $204,000.  As of March 31, 2012, 1,000,000 of the Series L warrants at the reduced exercise price of $0.34 and 351,669 at the original exercise price of $0.75 remained outstanding.

On March 12, 2010, the Company temporarily reduced the exercise price of the Series M warrants, originally issued on April 18, 2007.  The exercise price was reduced from $2.00 to $0.75. At any time prior to June 16, 2011 investors could have exercised the Series M warrants at a price of $0.75 per share.  For every two Series M warrants exercised prior to June 16, 2011 the investor would have received one Series F warrant.  Each Series F warrant would have allowed the holder to purchase one share of the Company’s common stock at a price of $2.50 per share at any time on or before June 15, 2014.  After June 15, 2011 the exercise price of the Series M warrants reverted back to $2.00 per share.  Any person exercising a Series M warrant after June 15, 2011 would not receive any Series F warrants.  The Series M warrants expire on April 17, 2012.  An analysis of the modification to the warrants determined that the modification increased the value of the warrants by $1,432,456. This cost was recorded as a debit and a credit to additional paid-in capital and was a deemed dividend.  This cost is included in modification of warrants and increased the net loss available to shareholders on the condensed, consolidated statements of operations.  There were no exercises of the Series M warrants at the reduced price and the exercise price of the Series M warrants reverted back to $2.00 on June 16, 2010.

On August 3, 2010, the Company’s Board of Directors approved an amendment to the terms of the Series M warrants held by an investor.  The investor was the owner of 8,800,000 warrants priced at $2.00 per share.  The investor may now purchase 6,000,000 shares of the Company’s common stock (reduced from 8,800,000) at a price of $0.60 per share.  An analysis of the modification to the warrants determined that the modification increased the value of the warrants by $100,000.  The adjustment was recorded as a debit and a credit to additional paid-in capital.  In addition, 1,221,668 Series M warrants at the original exercise price of $2.00 were outstanding as of March 31, 2012.

On February 1, 2011, 6,000,000 Series M warrants at a price of $0.60 per share were extended for two years.  This cost of $661,547 was recorded as a debit and a credit to additional paid-in capital and was a deemed dividend.  This cost is included in modification of warrants and increased the net loss available to shareholders on the consolidated statements of operations. The additional value of $661,457 was calculated using the Black-Scholes method.

In November 2011, the Company repriced 6,000,000 of the Series M warrants from $0.60 to $0.34. The additional cost of $238,794 was recorded as a debit and a credit to additional paid-capital and was a deemed dividend.  This cost is included in modification of warrants and increased the net loss available to shareholders on the consolidated statements of operations.

On February 10, 2012, the Company issued 5,900,000 Series P warrants to the former holder of the Series O warrants as an inducement for the early exercise of the Series O warrants. Series O warrants entitled the holder to purchase 5,900,000 shares of the Company’s common stock at a price of $0.25 per share at any time on or prior to March 6, 2016.  The Series P warrants allow the holder to purchase up to 5,900,000 shares of the Company’s common stock at a price of $0.45 per share.  The Series P warrants are exercisable at any time on or after August 12, 2012 and prior to March 6, 2017.  The warrants were accounted for as an equity transaction using the Black-Scholes method to value the warrants.  The fair value of the warrants was calculated to be $1,593,000.  This cost was recorded as a debit and a credit to additional paid-in capital.  This cost is included in inducement warrants and increased the net loss available to shareholders on the condensed, consolidated statements of operations.  As of March 31, 2012, all of these warrants remained outstanding.

3.	Licensing Agreement Warrants

On March 6, 2009, the Company entered into a licensing agreement with Byron Biopharma LLC (“Byron”) under which the Company granted Byron an exclusive license to market and distribute the Company’s cancer drug Multikine in the Republic of South Africa.    Pursuant to the agreement Byron will be responsible for registering the product in South Africa.  Once Multikine has been approved for sale, the Company will be responsible for manufacturing the product, while Byron will be responsible for sales in South Africa.  Revenues will be divided equally between the Company and Byron.  To maintain the license Byron, among other requirements, made a $125,000 payment to the Company on March 8, 2011.  On March 30, 2009, and as further consideration for its rights under the licensing agreement, Byron purchased 3,750,000 Units from the Company at a price of $0.20 per Unit.  Each Unit consisted of one share of the Company’s common stock and two warrants.  Each warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.25 per share.  The warrants expire on March 6, 2016.  The Company filed a registration statement to register the shares issuable upon the exercise of the warrants.  The Units were accounted for as an equity transaction using the Black Scholes method to value the warrants.  The fair value of the warrants was calculated to be $1,015,771.  These warrants were transferred to another party in March 2011.

In January 2012, the Company received $75,000 as a result of the exercise of its Series O warrants.  The Series O warrants entitled the holder to purchase 300,000 shares of the Company’s common stock at a price of $0.25 per share at any time on or prior to March 6, 2016.

In February 2012, the Company received $75,000 as a result of the exercise of its Series O warrants.  The Series O warrants entitled the holder to purchase 300,000 shares of the Company’s common stock at a price of $0.25 per share at any time on or prior to March 6, 2016.

On February 10, 2012, the Company received $1,475,000 as a result of the exercise of the remaining 5,900,000 of its Series O warrants.  As of March 31, 2012, none of these warrants remained outstanding.

4.	Private Investor Warrants

Between May 2003 and April 2006 the Company issued 1,900,000 warrants as part of a financing to a private investor at an exercise price between $0.47 and $1.25.  As of March 31, 2012, 1,200,000 warrants remain outstanding.   The fair value of the warrants has been recorded as an addition to additional paid-in capital and also as a charge to additional paid-in capital since they qualified for equity accounting.

In January 2009, as part of an amended lease agreement on the manufacturing facility, the Company repriced 3,000,000 warrants issued to the lessor in July 2007 at $1.25 per share and which were to expire on July 12, 2013. These warrants were repriced at $0.75 per share and expire on January 26, 2014. The cost of this repricing and extension of the warrants was $70,515 and was accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital.  In addition, 787,500 additional warrants were given to the lessor of the manufacturing facility on the same date, exercisable at a price of $0.75 per share, and will expire on January 26, 2014. The cost of these warrants was $45,207 and was accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital.  As of March 31, 2012, 3,787,500 warrants remained outstanding.

Between March 31 and June 30, 2009, 2,296,875 new warrants were issued at $0.75 to the leaseholder on the manufacturing facility in consideration for the deferment of rent payments.  The cost of these new warrants of $251,172 was recorded as a debit to research and development and a credit to additional paid in capital.   As of March 31, 2012, 2,296,875 warrants remained outstanding.

Between July 2005 and May 2006 1,925,000 warrants were issued to a private investor.  In July 2009, 375,000 warrants held by the investor were extended for two years.  The additional value of the warrants of $24,061 was calculated using the Black-Scholes method using the following assumptions.  This cost was accounted for as a debit and a credit to additional paid in capital.  In February 2011, 1,325,000 warrants issued to the investor with an exercise price between $0.56 and $0.82 were extended for three years.  The additional value of $406,912 was calculated using the Black-Scholes method. This cost was accounted for as a debit and a credit to additional paid in capital.  As of March 31, 2012, 1,325,000 warrants remained outstanding.

5.	Warrants held by Officer and Director

Between December 2008 and June 2009, Maximilian de Clara, the Company’s President and a director, loaned the Company $1,104,057.  In June 2009, the Company issued 1,648,244 warrants exercisable at $0.40 per share to the holder of a note from the Company.  The warrants are exercisable at any time prior to December 24, 2014.  These warrants were valued at $65,796 using the Black Scholes method.  In July 2009, as consideration for a further extension of the loan, the Company issued 1,849,295 warrants exercisable at $0.50 per share to the holder of the note that was amended for the second time.  These warrants were valued at $341,454 using the Black Scholes method and can be exercised at any time prior to January 6, 2015.  The first warrants were recorded as a discount to the loan and a credit to additional paid-in capital.  The second warrants were recorded as a debit to derivative loss of $831,230, a premium of $341,454 on the loan and a credit to additional paid in capital of $489,776.  The first warrants were amortized as interest expense at the time of the second amendment.  On the second amendment, $338,172 of the premium was amortized as a reduction to interest expense as of September 30, 2009.  The balance of the premium of $3,282 was amortized as a reduction to interest expense in October 2009.  As of March 31, 2012, 3,497,539 warrants remained outstanding. See Note E for additional information.

6.	Options and common stock held by Consultants

As of March 31, 2012, 937,500 options that were issued to consultants as payment for services provided between May 2003 and July 2009 remained outstanding, of which 842,500 options were issued from the Non-Qualified Stock Option plans.

Between May 2009 and July 2009, 442,500 options were issued with exercise prices between $0.28 and $0.60 per share to three consultants, for past services, at a cost of $74,461 using the Black-Scholes method.  The options were accounted for as a debit to general and administrative expense and a credit to additional paid in capital.  Also in July 2009, the Company issued 200,000 options to a consultant with an exercise price of $0.38 per share.  The cost of these options, $43,702, was accounted for as a debit to research and development and a credit to additional paid in capital.

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

In December 2011, 50,000 options were issued to a consultant with an exercise price of $0.30 which vested immediately and expire on December 1, 2016.  The cost of these options was $10,211 calculated using the Black Scholes method and was accounted for as a credit to additional paid in capital and a debit to general and administrative expense.

In March 2012, 50,000 options were issued to a consultant with an exercise price of $0.35 which vested immediately and expire on March 5, 2017.  The cost of these options was $12,037 calculated using the Black Scholes method and was accounted for as a credit to additional paid in capital and a debit to general and administrative expense.

A consultant was issued 1,000,000 shares in November 2011 for consulting services to be rendered over a twelve month period. These shares were issued at a cost of $0.32 per share.  During the six months and three months ended March 31, 2012, the Company included expense of $106,667 and $80,000, respectively in general and administrative expense and a corresponding increase to additional paid in capital.

There were an additional 306,181 and 300,000 shares of common stock issued to consultants during the six and three months ended March 31, 2012 at a fair value of $0.37 and $0.38, respectively, per share for a cost of $114,793 and $113,000, respectively, of which $114,793 was expensed for the six months ended March 31, 2012 and $113,000 was expensed for the three months ended March 31, 2012.

There were 277,169 and 77,169 shares of common stock issued to consultants during the six and three months ended March 31, 2011 at a fair value of $0.73 and $0.79, respectively, per share for a cost of $200,964 and $60,964, respectively, of which $130,964 was expensed for the six months ended March 31, 2011 and $95,192 was expensed for the three months ended March 31, 2011. Additionally, the cost of the previously issued shares for the six and three months ended March 31, 2011 was $1,982 and $0, respectively.

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

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at March 31, 2012:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$-	$-	$9,983,230	$9,983,230

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

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the six months ended March 31, 2012 and the year ended September 30, 2011:

	March 31,	September 30,
	2012	2011
Beginning balance	$7,261,073	$6,946,051
Issuances	4,546,667	9,000,000
Settlements	(5,072,367)	(4,252,830)
Realized and unrealized losses (gains) recorded in earnings	3,247,857	(4,432,148)
Ending balance	$9,983,230	$7,261,073

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

In accordance with Codification 470-50, the second amendment to the loan was accounted for as an extinguishment of the first amendment debt.  The extinguishment of the loan required that the new loan be recorded at fair value and a gain or loss  was recognized, including the warrants issued in connection with the second amendment.  This resulted in a premium of $341,454, which was amortized over the period from July 6, 2009, the date of the second amendment, to October 1, 2009, the date at which the loan holder could have demanded payment of the loan.  During the six months ended March 31, 2012 and 2011, the Company paid $82,804 in interest expense to Mr. de Clara. During the three months ended March 31, 2012 and 2011, the Company paid $41,402 in interest expense to Mr. de Clara.

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

The Company is currently running a large multi-national Phase III clinical trial for head and neck cancer. The Company plans to raise additional capital in the form of corporate partnerships, debt and/or equity financings in fiscal year 2012 to 1) expand the Phase III clinical trial and 2) continue operations through March 2013 at its current rate.  The Company believes that it will be able to obtain additional financing since Multikine is a Phase III product designed to treat cancer. In addition the Company’s management has engaged in fundraising for over 20 years. However, there can be no assurance that the Company will be successful in raising additional funds or that funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of money, the Company will either have to slow down or delay the Phase III clinical trial or even significantly curtail its operations until such time as it is able to raise the required funding. The Company’s expenditures for fiscal year 2011 included several non-recurring items that amounted to approximately $10 million dollars, mostly related to the lawsuit and the settlement of the lawsuit.  These expenses, with the exception of the settlement payments through March 1, 2012, will not recur in fiscal year 2012, thereby reducing the Company’s expenditures.   The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, but due to recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition, the Company has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine.  Since the Company was able to raise substantial capital during 2009, the Company launched and is currently conducting the Phase III trial for Multikine.  The total net cost of the clinical trial is estimated to be approximately $26 million.

In November 2010, the Company received a $733,437 grant under The Patient Protection and Affordable Care Act of 2011 (PPACA).  The Company recognizes revenue as the expenses are incurred. The amount of the grant earned during the six months ended March 31, 2012 and 2011 was $0 and $684,200, respectively.  The amount of the grant earned during the three months ended March 31, 2012 and 2011 was $0 and $43,815, respectively.  The grant was related to three of the Company’s projects including the Phase III trial of Multikine. The PPACA provided small and mid-sized biotech, pharmaceutical and medical device companies with up to a 50% tax credit for investments in qualified therapeutic discoveries for tax years 2009 and 2011, or a grant for the same amount tax-free.  The tax credit/grant program covered research and development costs from 2009 and 2011 for all qualified “therapeutic discovery projects.”

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

In August 2011, the Company’s minimum cash balances were less than required by the lease.  The Company paid an additional deposit of $1,670,917 to the landlord that remains a deposit as of March 31, 2012.

On December 7, 2011, the Company entered into a sublease for a period of four months commencing on December 10, 2011.  The Company receives $5,000 per month in rent for the subleased space.

The Company began amortizing the deferred rent on the building on October 7, 2008, the day that the Company took possession of the building.  The amortization of the deferred rent for the six months ended March 31, 2012 and 2011 was $353,726 and $379,725, respectively.  The amortization of the deferred rent for the three months ended March 31, 2012 and 2011 was $174,775 and $187,835, respectively.

On February 1, 2012, the Company extended its lease for its research and development laboratories for a period of five (5) years until February 28, 2017.   The operating lease includes escalating rental payments.  The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate of $11,290       per month.  As of March 31, 2012 and September 30, 2011, the Company has recorded a deferred rent liability of $1,767 and $4,526, respectively.

H.	EARNINGS PER SHARE

The Company’s diluted earnings per share (EPS) are as follows for March 31, 2012 and 2011.  For the six-month periods ended March 31, 2012 and 2011, the computation of dilutive net loss per share excluded options and warrants to purchase approximately 8,788,000 and 22,200,000 shares of common stock because their inclusion would have an anti-dilutive effect.

Six months Ended March 31, 2012

		Weighted average
	Net Loss	Shares	EPS

Basic and dilutive loss per share	$(14,243,792)	237,912,177	$(0.06)

Three months Ended March 31, 2012

		Weighted average
	Net Loss	Shares	EPS

Basic and dilutive per share	$(10,086,959)	247,369,587	$(0.04)

Six months Ended March 31, 2011

	Net Loss	Weighted average Shares	EPS

Basic and dilutive loss per share	$(21,348,925)	206,090,265	$ $(0.10)

Three months Ended March 31, 2011

	Net Loss	Weighted average Shares	EPS

Basic loss per Share	$(15,097,973)	207,089,841	$(0.07)
Less: conversion of derivative instruments	(2,848,080)	-
Dilutive EPS	$(17,946,053)	207,089,841	$(0.09)

I.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were filed and determined there are no subsequent events that require disclosure.

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

CEL-SCI will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts.  The ability of CEL-SCI to complete the necessary clinical trials and obtain Food and Drug Administration (FDA) approval for the sale of products to be developed on a commercial basis is uncertain.  Ultimately, CEL-SCI must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.  CEL-SCI believes that, counting its cash on hand and access to the capital markets established over the years, it will have enough capital to support its operations for more than the next twelve months.  On March 1, 2012, the Company paid the remaining balance due on its convertible note agreement, thereby releasing the Company from all obligations under the Settlement Agreement, as described in the financial statements.

CEL-SCI has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine.  On December 29, 2010, CEL-SCI announced that it had commenced the Phase III clinical trial for Multikine. The net cost to CEL-SCI of the Phase III clinical trial is estimated to be $26 million.

During the six month period ended March 31, 2012, the Company’s cash increased by $1,007,800.  Significant components of this increase include net proceeds from the sale of the Company’s stock and the exercise of warrants of $9,166,800 and $2,664,539 respectively. The proceeds were used to pay off the remaining balance (including interest) on the Company’s convertible notes of $5,162,106 and to fund the Company’s regular operations including its on-going Phase III clinical trial. The Company used $5,792,249 in its operations during the six months ended March 31, 2012.  This compares to $10,548,198 used in operations during the six months ended March 31, 2011, a time when the Company did not make any payments on convertible notes.  The decrease of $4,700,000 used for operating expenditures between the six months ended March 31, 2012 and 2011 can be attributed to the substantial start-up costs the Company incurred for its Phase III clinical trial of approximately $4.4 million.  Also included is a decrease in legal fees of approximately $300,000 which ended once the settlement was signed.  For the six months ended March 31, 2012 and 2011, net cash provided by financing activities totaled $6,881,339 (consisting of the proceeds noted above less payments on convertible debt of $4,950,000) and $1,835,956, respectively.  Cash used by investing activities was $81,290 and $114,662, for the six months ended March 31, 2012 and 2011, respectively.  The use of cash in investing activities consisted primarily of purchases of equipment and legal costs incurred in patent applications.

In August  2011, the Company paid a deposit of $1,670,917 to the landlord since the Company’s cash balances did not meet the minimum amount required by the lease.  When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company.

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

In January 2012, the Company sold 16,000,000 shares of its common stock to one private investor for $5,760,000 or $0.36 per share.  The investor also received Series H warrants which entitled the investor to purchase up to 12,000,000 shares of the Company’s common stock.  The Series H warrants may be exercised at any time after July 31, 2012 and prior to August 1, 2015 at a price of $0.50 per share.  The Company paid Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $403,200.

In February 2012, the Company received $927,359 from the exercise of Series K warrants to purchase 3,091,195 shares of the Company’s common shares.  These warrants were issued as part of the August 2006 financing, had an exercise price of $0.30 and expired on February 4, 2012.

In January and February 2012, the Company received $1,625,000 from the exercise of Series O warrants to purchase 6,500,000 shares of the Company’s common shares.

Results of Operations and Financial Condition

During the six months ended March 31, 2012, revenue decreased by $595,066 compared to the six months ended March 31, 2011.  In November 2010, the Company received a $733,437 grant under The Patient Protection and Affordable Care Act of 2011 (PPACA).  The grant was related to three of the Company’s projects, including the Phase III trial of Multikine.  The PPACA provides small and mid-sized biotech, pharmaceutical and medical device companies with up to a 50% tax credit for investments in qualified therapeutic discoveries for tax years 2009 and 2011, or a grant for the same amount tax-free.  The tax credit/grant program covers research and development costs from 2009 and 2011 for all qualified “therapeutic discovery projects.”  The Company recognizes revenue as the expenses are incurred.  The Company received the last of the funds under this grant in October for grant money earned before September 30, 2011.

During the six months and three month ended March 31, 2012, research and development expenses decreased by $1,256,105 and $ 447,862 compared to the six months and three month ended March 31, 2011.  The Company is continuing the Phase III clinical trial and research and development fluctuates based on the activity level of the clinical trial.

During the six months and three months ended March 31, 2012, general and administrative expenses decreased by $41,923 and $322,336 compared to the six and three month periods ended March 31, 2011. This decrease is primarily caused by the legal fees related to litigation that was ongoing during the six and three months ended March 31, 2011.

During the six months and three months ended March 31, 2012, other expenses decreased by $12,000,000 as a result of the settlement of litigation that occurred during the six and three months ended March 31, 2011.

Interest income during the six months and three months ended March 31, 2012 decreased by $41,858 and $ 18,034 compared to the six months and three month ended March 31, 2011. The decrease was due to the decrease in the funds available for investment and lower interest rates.

The loss on derivative instruments of $3,247,857 and $4,204,327 for the six months and three months ended March 31, 2012 was the result of the change in fair value of the derivative liabilities during the period.  This change was caused by fluctuations in the share price of the Company’s common stock and was partially offset by the cost of additional shares ($251,390) issued on the reset of the share price triggered by the sale of stock in October 2011.

Interest expense was $179,410 for the six months ended March 31, 2012 and consisted of interest expense on the loan from the Company’s president of $82,804 and interest on the convertible notes of $96,606.  Interest expense was $55,948 for the three months ended March 31, 2012 and consisted of interest expense on the loan from the Company’s president of $41,402 and interest on the convertible notes of $14,546.   Interest expense of $82,804 and $41,402 for the six months and three months ended March 31, 2011 was interest on the loan from the Company’s president.

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

Under the terms of the Settlement Agreement and its related agreements, the plaintiffs and the Company terminated the pending litigation and released each other from all claims each may have against the other, with certain customary exceptions. The Company agreed to make a $3 million cash payment and issue $9 million of securities to the plaintiffs. These securities consist of senior secured convertible promissory notes with an aggregate principal amount of $4.95 million and 4,050 shares of redeemable Series A Convertible Preferred Stock with an aggregate stated value of $4.05 million. The $3 million cash payment was made at the closing under the Settlement Agreement.  The preferred shares were fully redeemed during the year ended September 30, 2011. All convertible notes had been paid as of March 1, 2012.

Research and Development Expenses

During the six and three month periods ended March 31, 2012 and 2011, the Company’s research and development efforts involved Multikine and L.E.A.P.S.™.  The table below shows the research and development expenses associated with each project during six month periods.

	Six months ended March 31,		Three months ended March 31,
	2012	2011	2012	2011
MULTIKINE	$4,844,773	$6,032,691	$2,486,563	$2,957,571
L.E.A.P.S	205,647	273,834	107,672	84,526
TOTAL	$5,050,420	$6,306,525	$2,594,235	$3,042,097

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2012.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Chief Executive and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the first six months of fiscal year 2012.  There was no change in the Company’s internal control over financial reporting during the six months ended March 31, 2012.

PART II

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuance of Restricted Stock

During the three months ended March 31, 2012 the Company issued 300,000 shares of common stock to a consultant for investor relations services.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of these shares.  The person who acquired these shares was a sophisticated investor and was provided full information regarding our business and operations.  There was no general solicitation in connection with the offer or sale of these securities.  The person who acquired these shares acquired them for its own account.  The certificate representing these shares bears a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration.  No commission or other form of remuneration was given to any person in connection with the issuance of these shares.

ITEM 6.  (a) EXHIBITS

Number	Exhibit

31.1	Rule 13a-14(a) Certification

31.2	Rule 13a-14(a) Certification

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEL-SCI CORPORATION

Date: May 10, 2012	By:	/s/ Geert Kersten
Geert Kersten, Principal Executive Officer*

*  Also signing in the capacity of the Principal Accounting and Financial Officer.