Form 10-Q
period 2012-06-30
CEL SCI CORP
filed 2012-08-09
CIK 725363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class of Stock	No. Shares Outstanding	Date
Common	272,952,429	August 3, 2012

CEL-SCI CORPORATION
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	September 30,
	2012	2011

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$7,222,116	$4,260,594
Receivables	25,653	457,337
Prepaid expenses	1,763,559	2,028,531
Inventory used for R&D and manufacturing	1,372,534	1,571,182
Deferred rent - current portion	664,676	703,274

Total current assets	11,048,538	9,020,918

RESEARCH AND OFFICE EQUIPMENT AND LEASEHOLD IMPROVEMENTS - less accumulated depreciation and amortization of $2,608,728 and $3,034,018	729,634	1,032,881

PATENT COSTS - less accumulated amortization of $1,280,868 and $1,287,323	401,647	414,158

DEFERRED RENT - net of current portion	6,074,790	6,486,566

DEPOSITS	1,670,917	1,670,917

TOTAL ASSETS	$19,925,526	$18,625,440

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$702,692	$738,951
Accrued expenses	193,707	290,220
Due to employees	26,232	22,789
Related party loan	1,104,057	1,104,057
Convertible note	-	4,999,000
Derivative instruments - current portion	-	69,552

Total current liabilities	2,026,688	7,224,569

Derivative instruments - net of current portion	8,752,841	2,192,521
Deferred revenue	126,500	125,000
Deposits held	5,000	-
Deferred rent	646	4,526

Total liabilities	10,911,675	9,546,616

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value - authorized
200,000 shares, no shares issued and outstanding	-	-
Common stock, $.01 par value - authorized
600,000,000 shares, 272,902,429 issued and outstanding
as of June 30, 2012 and authorized 450,000,000 shares,
214,723,023 shares issued and outstanding as of
September 30, 2011	2,729,024	2,147,230
Additional paid-in-capital	206,707,756	194,443,905
Accumulated deficit	(200,422,929)	(187,512,311)

Total stockholders' equity	9,013,851	9,078,824

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,925,526	$18,625,440

See notes to consolidated financial statements

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	2012	2011

GRANT INCOME AND OTHER	$146,567	$784,036

OPERATING EXPENSES:
Research and development (excluding
R&D depreciation of $338,350
and $359,343 respectively, included below)	7,519,586	9,231,296
Depreciation and amortization	391,571	434,436
General & administrative	5,154,141	5,377,078

Total operating expenses	13,065,298	15,042,810

OPERATING LOSS	(12,918,731)	(14,258,774)

OTHER EXPENSES	-	(12,000,000)

GAIN ON DERIVATIVE INSTRUMENTS	142,532	2,879,003

INTEREST INCOME	86,393	134,002

INTEREST EXPENSE	(220,812)	(149,042)

NET LOSS	(12,910,618)	(23,394,811)

ISSUANCE OF ADDITIONAL SHARES DUE TO RESET PROVISIONS	(250,000)	-
MODIFICATION OF WARRANTS	(325,620)	(1,068,369)
INDUCEMENT WARRANTS	(1,593,000)	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(15,079,238)	$(24,463,180)

NET LOSS PER COMMON SHARE
BASIC	$(0.06)	$(0.12)
DILUTED	$(0.06)	$(0.12)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC	244,738,972	206,860,979
DILUTED	244,738,972	206,860,979

See notes to consolidated financial statements

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	2012	2011

GRANT INCOME AND OTHER	$35,000	$77,403

OPERATING EXPENSES:
Research and development (excluding
R&D depreciation of $109,867
and $123,519 respectively, included below)	2,469,166	2,924,771
Depreciation and amortization	109,718	148,148
General & administrative	1,669,214	1,850,228

Total operating expenses	4,248,098	4,923,147

OPERATING LOSS	(4,213,098)	(4,845,744)

GAIN ON DERIVATIVE INSTRUMENTS	3,390,389	1,763,311

INTEREST INCOME	28,665	34,416

INTEREST EXPENSE	(41,402)	(66,238)

NET LOSS	(835,446)	(3,114,255)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(835,446)	$(3,114,255)

NET LOSS PER COMMON SHARE
BASIC	$(0.00)	$(0.01)
DILUTED	$(0.00)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC	258,467,582	208,402,408

DILUTED	258,467,582	208,402,408

See notes to consolidated financial statements

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2012 AND 2011
(UNAUDITED)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,910,618)	$(23,394,811)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	391,571	434,436
Issuance of convertible notes and preferred stock in legal settlement	-	9,000,000
Issuance of common stock, warrants and options for services	402,708	137,947
Extension of options issued to consultants	54,789	30,186
Extension of options issued to employees	36,990	105,802
Employee option cost	1,724,375	1,104,933
Common stock contributed to 401(k) plan	115,693	112,030
Impairment loss on abandonment of patents	37,352	-
Loss on retired equipment	9,016	2,828
Gain on derivative instruments	(142,532)	(2,879,003)
Change in assets and liabilities:
Decrease (increase) in receivables	431,684	(414,126)
Decrease in deferred rent asset	450,374	468,030
Decrease (increase) in prepaid expenses	406,305	(1,991,596)
Decrease (increase) in inventory for R&D and manufacturing	198,648	(102,026)
Decrease in accounts payable	(36,259)	(350,377)
(Decrease) increase in accrued expenses	(96,513)	53,935
Increase in deferred revenue	1,500	-
Increase (decrease) in due to employees	3,443	(40,226)
Increase in deposits held	5,000	-
Decrease in deferred rent liability	(3,880)	(2,190)

Net cash used in operating activities	(8,920,354)	(17,724,228)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	-	21,357
Purchases of equipment	(43,222)	(174,993)
Expenditures for patent costs	(78,959)	(45,883)

Net cash used in investing activities	(122,181)	(199,519)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments for repurchase of preferred stock	-	(1,017,000)
Proceeds from issuance of common stock	14,289,518	-
Proceeds from exercise of warrants and stock options	2,664,539	604,588
Proceeds from sale of stock	-	2,343,994
Payments on convertible debt	(4,950,000)	-

Net cash provided by financing activities	12,004,057	1,931,582

NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS	2,961,522	(15,992,165)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,260,594	26,568,243

CASH AND CASH EQUIVALENTS, END OF PERIOD	$7,222,116	$10,576,078

See notes to consolidated financial statements.

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2012 AND 2011

	2012	2011
ISSUANCE OF WARRANTS:
Increase in derivative liabilities	$(6,706,667)	$-
Decrease in additional paid-in capital	$6,706,667	$-

	$-	$-
ISSUANCE OF ADDITIONAL SHARES
Increase in common stock	$(8,333)
Increase in additional paid-in capital	$(241,667)	$-
Decrease in additional paid-in capital	$250,000	$-

	$-	$-
EXERCISE OF DERIVATIVE LIABILITIES:
Decrease in derivative liabilities	$122,367	$202,830
Increase in additional paid-in capital	$(122,367)	$(202,830)

	$-	$-
MODIFICATION OF WARRANTS:
Increase in additional paid-in capital	$(325,620)	$(1,068,369)
Decrease in additional paid-in capital	$325,620	$1,068,369

	$-	$-
INDUCEMENT WARRANTS
Increase in additional paid-in capital	$(1,593,000)	$-
Decrease in additional paid-in capital	$1,593,000	$-

	$-	$-
ISSUANCE OF COMMON STOCK FOR PREPAID SERVICES
Increase in additional paid-in capital	$(141,333)	$-
Increase in prepaid expenses	$141,333	$-

	$-	$-
PATENT COSTS INCLUDED IN
ACCOUNTS PAYABLE:
Increase in patent costs	$-	$93,553
Increase in accounts payable	$-	$(93,553)

	$-	$-
EQUIPMENT COSTS INCLUDED IN
ACCOUNTS PAYABLE:
Increase in research and office equipment	$-	$33,705
Increase in accounts payable	$-	$(33,705)

	$-	$-

DISMISSAL OF LIABILITY FOR OVERPAYMENT
Decrease in accrued expenses	$-	$81,395
Increase in additional paid-in-capital	$-	$(81,395)

	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION:
Cash expenditure for interest expense	$336,316	$124,206

See notes to consolidated financial statements.

CEL-SCI CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2012 AND 2011

A.            SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed consolidated financial statements of CEL-SCI Corporation and subsidiary (the Company) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, these interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes included in the Company’s annual report on Form 10-K for the year ended September 30, 2011.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company’s financial position as of June 30, 2012 and the results of its operations for the nine and three-month periods then ended.  The condensed consolidated balance sheet as of September 30, 2011 is derived from the September 30, 2011 audited consolidated financial statements.  Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.  The results of operations for the nine and three-month periods ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the entire year.

Significant accounting policies are as follows:

Research and Office Equipment and Leasehold Improvements - Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years.  Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease.  Repairs and maintenance which do not extend the life of the asset are expensed when incurred.  Depreciation and amortization expense for the nine-month periods ended June 30, 2012 and 2011 was $337,453 and $373,022 respectively.  Depreciation and amortization expense for the three-month periods ended June 30, 2012 and 2011 was $112,172 and $126,438, respectively.  During the nine months ended June 30, 2012 and 2011, equipment with a net book value of $9,016 and $2,828, respectively, was retired.  During the three months ended June 30, 2012 and 2011, equipment with a net book value of $4,951 and $2,591, respectively, was retired.

Patents - Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years).  In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made.  An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from its disposition, is less than the carrying value of the asset.  The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value.  During the nine months ended June 30, 2012 and 2011, the Company recorded patent impairment charges of $37,352 and $0, respectively.  During the three months ended June 30, 2012 and 2011, the Company recorded patent impairment charges of $16,018 and $0, respectively.  For the nine months ended June 30, 2012 and 2011, amortization of patent costs totaled $54,118 and $61,414, respectively. For the three months ended June 30, 2012 and 2011, amortization of patent costs totaled $16,459 and $21,710, respectively. The Company estimates that future amortization expense will be as follows:

Three months ending September 30, 2012	$21,288
Year ending September 30,
2013	58,391
2014	31,860
2015	31,860
2016	31,860
2017	31,860
Thereafter	194,528
Total	$401,647

Research and Development Costs - Research and development expenditures are expensed as incurred.  Total research and development costs, excluding depreciation, were $7,519,586 and $9,231,296, respectively, for the nine-month periods ended June 30, 2012 and 2011.  Total research and development costs, excluding depreciation, were $2,469,166 and $2,924,771, respectively, for the three-month periods ended June 30, 2012 and 2011.

Income Taxes - The Company has net operating loss carryforwards of approximately $141 million.  The Company uses the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. A full valuation was recorded against the deferred tax assets as of June 30, 2012 and September 30, 2011.

Derivative Instruments – The Company has entered into financing arrangements that consist of freestanding derivative instruments or hybrid instruments that contain embedded derivative features.  The Company has also issued warrants to various parties in connection with work performed by these parties.  The Company accounts for these arrangements in accordance with Codification 815-10-50, “Accounting for Derivative Instruments and Hedging Activities”.  The Company also accounts for warrants in accordance with Codification 815-40-15, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock”.  In accordance with accounting principles generally accepted in the United States (“GAAP”), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments.  The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.  The derivative liabilities are remeasured at fair value at the end of each interim period as long as they are outstanding.

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

There were 6,679,372 and 2,379,594 options granted to employees and directors during the nine-months ended June 30, 2012 and 2011, respectively.  There were 3,559,000 and 2,360,800 options granted to employees and directors during the three months ended June 30, 2012 and 2011, respectively.  For the nine months ended June 30, 2012 and 2011, the Company recorded $1,724,375 and $1,104,933, respectively, in general and administrative expense for the cost of employee and director options. For the three months ended June 30, 2012 and 2011, the Company recorded $463,314 and $407,469, respectively, in general and administrative expense for the cost of employee and director options.

The Company has Incentive Stock Option Plans, Non-Qualified Stock Option Plans, a Stock Compensation Plan and Stock Bonus Plans. In some cases these Plans are collectively referred to as the "Plans".  All Plans have been approved by the stockholders. A summary chart and description of activity for the quarter of the Plans follows in Note C. For further discussion of the Stock Option Plans, Stock Compensation Plan and Stock Bonus Plans, see the Company’s Form 10-K for the year ended September 30, 2011.

Reclassifications - Certain prior period items have been reclassified to conform to the current period presentation.

B.            NEW ACCOUNTING PRONOUNCEMENTS

There are no significant new accounting pronouncements that would impact the condensed consolidated financial statements.

C.            STOCKHOLDERS’ EQUITY

Below is a chart of the stock options, stock bonuses and compensation granted by the Company.  Each option represents the right to purchase one share of the Company’s common stock at June 30, 2012:

	Total	Shares
	Shares	Reserved for	Shares	Remaining
	Reserved	Outstanding	Issued as	Options/Shares
Name of Plan	Under Plans	Options	Stock Bonus	Under Plans

Incentive Stock Option Plans	21,100,000	10,668,275	N/A	8,945,225
Non-Qualified Stock Option Plans	37,760,000	26,804,313	N/A	4,888,738
Stock Bonus Plans	15,940,000	N/A	8,087,883	7,849,829
Stock Compensation Plan	13,500,000	N/A	6,386,531	7,113,469

Stock-Based Compensation Expense

	Nine months Ended June 30,
	2012	2011
Employees	$1,761,365	$1,210,735
Non-employees	$457,497	$168,133

	Three months Ended June 30,
	2012	2011
Employees	$463,314	$407,469
Non-employees	$213,789	$5,001

At June 30, 2012, $141,333 of non-employee compensation was included in prepaid expenses. At September 30, 2011 there was no non-employee compensation included in prepaid expenses.

Derivative liabilities,warrants and other options

Below is a chart showing the derivative liabilities and the number of warrants outstanding at June 30, 2012:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrant	Exercise Price	Expiration Date	Reference

Series N	8/18/08	5,187,709	0.30	8/18/14	1
Series A	6/24/09	1,303,472	0.50	12/24/14	1
C. Schleuning (Series A)	7/8/09	167,500	0.50	01/08/15	1
Series B	9/4/09	500,000	0.68	9/4/14	1
Series C	8/20/09 – 8/26/09	4,634,886	0.55	2/20/15	1
Series E	9/21/09	714,286	1.75	8/12/14	1
Series F	10/6/11	12,000,000	0.40	10/6/14	1
Series G	10/6/11	666,667	0.40	8/12/14	1
Series H	1/26/12	12,000,000	0.50	8/1/15	1
Series Q	6/21/12	12,000,000	0.50	12/22/15	1
Series L	4/18/07	250,000	0.75	4/17/14	2

Series L (repriced)	4/18/07	1,000,000	0.34	4/17/13	2

Series M (modified)	4/18/07	6,000,000	0.34	7/31/14	2
Series P	2/10/12	5,900,000	0.45	3/6/17	2

Private Investors	5/30/03- 6/30/09	8,609,375	0.47 – 1.25	5/30/13 - 7/18/14	3

Warrants held by Officer and Director	6/24/09- 7/6/09	3,497,539	0.40 – 0.50	12/24/14 – 1/6/15	4
Consultants	5/22/03 – 3/6/12	937,500	0.28 – 2.00	5/22/13 - 3/5/17	5

1.	Derivative Liabilities

See below for details of the balances of derivative instruments at June 30, 2012 and September 30, 2011.

	June 30, 2012	September 30, 2011
Series K warrants	$-	$69,552
2009 financings warrants (Series A through E)	1,060,509	1,375,458
2008 warrants reclassified from equity to derivative liabilities on October 1, 2009 (Series N)	985,665	817,063
Series F & G warrants	2,026,667	-
Series Hwarrants	2,280,000	-
SeriesQ warrants	2,400,000
Convertible notes issued in settlement	-	4,999,000
Total derivative liabilities	$8,752,841	$7,261,073

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

Series K and Series A through E Warrants

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

In October 2011, 2,318,396 Series K warrants held by the investors were reset from $0.40 to $0.30.  In addition, the investors were issued 772,799 warrants exercisable at $0.30 per share at an initial cost of $30,912.  This cost was accounted for as a debit to loss on derivatives and a credit to derivative liabilities.

In February 2012, all the Series K warrants were exercised, and the Company received $927,359 from the exercise of Series K warrants to purchase 3,091,195 of the Company’s common shares. As of June 30, 2012, all Series K warrants have been exercised and no liability is recorded.  When the warrants were exercised, the value of these warrants was converted from derivative liabilities to equity.  For the nine months and three months ended June 30, 2012, Series K warrants transferred to equity totaled $122,367 and -0-, respectively. As of September 30, 2011, the value of the remaining derivative liability was $69,552. For the nine months and three months ended June 30, 2012, the Company recorded a loss of $21,903 and $0, respectively, on Series K warrants.  For the nine months and three months ended June 30, 2011, the Company recorded a gain of $580,396 and $369,343, respectively, on Series K warrants.

For the nine months and three months ended June 30, 2012, the Company recorded a gain of $314,949 and $644,951, respectively, on the Series A through E derivative instruments. For the nine months and three months ended June 30, 2011, the Company recorded a gain of $1,393,282 and $877,166, respectively, on the Series A through E derivative instruments.

In June 2009, the Company issued 10,116,560 Series A warrants exercisable at $0.50 per share in connection with the June financing.  The cost of the warrants of $2,775,021 was recorded as a debit to additional paid in capital and a credit to derivative liabilities.  As of June 30, 2012, 1,303,472 of these warrants remained outstanding.  In accordance with Codification 815-40-15-7, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of June 30, 2012 and September 30, 2011, the value of the remaining derivative liabilities totaled $208,555 and $260,694, respectively.

In July 2009, the Company issued warrants to a private investor.  The 167,500 warrants were issued with an exercise price of $0.50 per share and valued at $43,550 using the Black-Scholes method. The cost of the warrants was accounted for as a debit to additional paid in capital and a credit to derivative liabilities. As of June 30, 2012, 167,500 warrants remained outstanding.  In accordance with Codification 815-40-15-7, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of June 30, 2012 and September 30, 2011, the value of the remaining derivative liabilities totaled $26,800 and $33,500, respectively.

In September 2009, the Company received a $2,000,000 loan.  In connection with the loan, the Company issued 500,000 Series B warrants with an exercise price of $0.68 per share.  The cost of the warrants of $245,000 was recorded as a debit to discount on note payable and a credit to additional paid in capital.  This cost was amortized to interest expense when the loan was repaid.  As of June 30, 2012, 500,000 Series B warrants remained outstanding.  In accordance with Codification 815-40-15-7, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of June 30, 2012 and September 30, 2011, the value of the remaining derivative liabilities totaled $55,000 and $90,000, respectively.

In August 2009, the Company received additional financing.  In connection with the financing, the Company issued 4,850,501 Series C warrants exercisable at $0.55 per share.  The cost of the warrants of $1,455,150 was recorded as a debit to additional paid in capital and a credit to derivative liabilities.  As of June 30, 2012, 4,093,169 of these warrants remained outstanding.  In accordance with Codification 815-40-15-7, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of June 30, 2012 and September 30, 2011, the value of the remaining derivative liabilities totaled $654,905 and $818,634, respectively.

Also in August 2009, the Company completed an offering to the original Series K investors.  Issued with an exercise price of $0.55 per share, the 541,717 Series C warrants were valued at $249,190.  The warrants were accounted for as a debit to additional paid in capital and a credit to derivative liabilities.  As of June 30, 2012, 541,717 of the Series C warrants remained outstanding.  In accordance with Codification 815-40-15-7, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of June 30, 2012 and September 30, 2011, the value of the remaining derivative liabilities totaled $86,678 and $108,343, respectively.

During the nine and three months ended June 30, 2012, no Series C warrants were exercised.  During the nine months and three months ended June 30, 2011, 757,331 and no Series C warrants were exercised. During the nine months ended June 30, 2011, the Company recognized a gain on exercise of $232,892. When the warrants were exercised, the value of these warrants was converted from derivative liabilities to equity.  Series C warrants transferred to equity totaled $202,830.

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

As of June 30, 2012, 714,286 Series E warrants remained outstanding.  In accordance with Codification 815-40-15-7, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of June 30, 2012 and September 30, 2011, the value of the remaining derivative liabilities totaled $28,571 and $64,287, respectively.

Series N Warrants

In accordance with the requirements of Codification 815-40-15-7, effective October 1, 2009, 3,890,782 Series N warrants issued in August 2008 to two investors were determined to be subject to the requirements of this topic and were valued using the Black-Scholes formula as of October 1, 2009 at $6,186,343. The Series N warrants were recognized as a derivative liability in the Company’s condensed consolidated balance sheet at fair value with a corresponding adjustment to accumulated deficit and are being marked-to-market each reporting period. In October 2011, 3,890,782 warrants held by the investors were reset from $0.40 to $0.30.  In addition, the investors were issued 1,296,927 warrants exercisable at $0.30 per share at an initial cost of $220,478.  The value of these new warrants was determined to be $220,478 and was recorded as a debit to loss on derivatives and a credit to derivative liabilities.  During the nine months ended June 30, 2012 and 2011, the Company recorded a derivative gain of $51,876 and $661,433, respectively.  During the three months ended June 30, 2012 and 2011, the Company recorded a derivative gain of $518,771 and $505,802, respectively.  As of June 30, 2012 and September 30, 2011, the value of the remaining derivative liabilities totaled $985,665 and $817,063, respectively.

Series F and G warrants

On October 6, 2011, the Company sold 13,333,334 shares of its common stock, at a price per share of $0.30, in a registered direct offering to institutional investors, representing gross proceeds of $4.0 million.  Investors also received Series F warrants to purchase up to 12,000,000 shares of the Company’s common stock at a purchase price of $0.40 at any time prior to October 6, 2014.  The Company paid Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $140,000, and issued 666,667 Series G warrants to Chardan.  Each Series G warrant entitles the holder to purchase one share of the Company’s common stock.  The Series G warrants may be exercised at any time prior to August 12, 2014 at a price of $0.40 per share. This financing triggered the reset provision for the remaining Series K and Series N warrants which resulted in the issuance of an additional 2,069,726 warrants at $0.30 and an additional 833,333 shares of common stock.The cost of additional shares issued was $250,000. This cost was recorded as a debit and a credit to additional paid-in capital and was deemed a dividend. This cost increased the net loss available to shareholders on the consolidated statements of operations.

In accordance with ASC 815-40-15-7, derivative liabilities must be measured at fair value upon issuance and revalued at the end of each reporting period through their expiration.   Any change in fair value between the respective reporting dates shall be recognized as gain or loss.  The initial cost of the warrants of $2,146,667 was recorded as a debit to additional paid in capital and a credit to derivative liabilities. As of June 30, 2012, the value of thederivative liabilities totaled $2,026,667. The Company recorded a derivative gain for the nine months and three months ended June 30, 2012 of $120,000 and $1,266,667, respectively.

Series H Warrants

On January 26, 2012, the Company sold 16,000,000 shares of its common stock, at a price per share of $0.36, in a registered direct offering to institutional investors, representing gross proceeds of $5.76 million.  Investors also received Series H warrants to purchase up to 12,000,000 shares of the Company’s common stock at a purchase price of $0.50 at any time on or after August 1, 2012 and prior to August 1, 2015.  The Company paid Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $403,200. The Company accounted for the Series H warrants as derivative liabilities in accordance with Codification 815-40-15.  The initial cost of the warrants of $2,400,000 was recorded as a debit to additional paid in capital and a credit to derivative liabilities. As of June 30, 2012, the value of the derivative liabilities totaled $2,280,000. The Company recorded a derivative gain for the nine months and three months ended June 30, 2012 of $120,000 and $1,200,000, respectively.

Series Q Warrants

On June 21, 2012, the Company sold 16,000,000 shares of its common stock, at a price per share of $0.35, in a registered direct offering to institutional investors, representing gross proceeds of $5.60 million.  Investors also received Series Q warrants to purchase up to 12,000,000 shares of the Company’s common stock at a purchase price of $0.50 at any time on or after December 22, 2012 and prior to December 22, 2015.  The Company paid Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $448,000.  The Company accounted for the Series Q warrants as derivative liabilities in accordance with Codification 815-40-15. The Company determined these warrants do not qualify for equity accounting and must be accounted for as a derivative liability since the Warrant Agreement provides the holder with the right, at its option, to require the Company to a cash settlement of the warrants at Black-Scholes value in the event of a Fundamental Transaction, as defined in the Warrant Agreement.  Since the occurrence of a Fundamental Transaction is not entirely within the Company's control, there exist circumstances that would require net-cash settlement of the warrants while holders of shares would not receive a cash settlement.   The initial cost of the warrants of $2,160,000 was recorded as a debit to additional paid in capital and a credit to derivative liabilities. As of June 30, 2012, the value of the derivative liabilities totaled $2,400,000. The Company recorded a derivative loss for the nine months and three months ended June 30, 2012 of $240,000.

Accounting for the Senior Convertible Notes and Redeemable Series A Convertible Preferred Stock –

The accounting for the Senior Secured Convertible Notes was within the scope of ASC 815.  Under ASC 815-15-25-4 through 6 or ASC 825-10-10-1, the Company may make an irrevocable election to initially and subsequently measure a hybrid financial instrument in its entirety at fair value.  Any change in fair value between the respective reporting dates shall be recognized as a gain or loss.  Based on the analysis of the Senior Secured Convertible Notes, the Company identified several embedded derivative features.  The Company elected, in accordance with ASC 825-10-10-1, to initially and subsequently carry the instrument at fair value without bifurcating the embedded derivatives.  For the nine and three months ended June 30, 2012, the Company recorded a gain of $49,000 and $0, respectively, on the Senior Secured Convertible Notes. For the nine months and three months ended June 30, 2011, the Company recorded a gain of $21,000 on the Senior Secured Convertible Notes.

During the three months ended March 31, 2012, the Company paid the remaining Senior Secured Convertible Notes derived from the settlement, thereby completely eliminating the Senior Secured Convertible Note, satisfying the settlement and having the lien on the Company’s assets removed. As of June 30, 2012 and September 30, 2011, the Senior Secured Convertible Notes totaled to $0 and $4,999,000, respectively.

The Series A Convertible Preferred Stock falls within the scope of ASC 480 because the conversion option was considered nonsubstantive.  ASC 480-10-30-1 states, “Mandatorily redeemable financial instruments shall be measured initially at fair value.”  Therefore, immediately after initially recording Series A Convertible Preferred Stock, the carrying value of the instrument in its entirety must be adjusted to fair value as of the issuance date with the difference recorded as a loss.  The Company also elected to adopt the fair value option in ASC 825.   The Series A Convertible Preferred Stock was measured in its entirety and reported at fair value at each reporting date for so long as shares remained outstanding.  Any change in fair value between the respective reporting dates was recognized as a gain or loss.  During the year ended September 30, 2011, the Company redeemed all of the Series A Convertible Preferred Stock.  For the nine months and three months ended June 30, 2011, the Company recorded a loss of $10,000.

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

In November 2011, the Company repriced 1,600,000 of the Series L warrants to $0.34. The additional cost of $86,826 was recorded as a debit and a credit to additional paid-in capital and was a deemed dividend. This cost is included in modification of warrants and increased the net loss available to shareholders on the consolidated statements of operations.In March 2012, 600,000 Series L warrants were exercised at a price of $0.34, and the Company received proceeds of $204,000.

An investor transferred 250,000 warrants to a consultant.  In April 2012, the 250,000 Series L warrants that were transferred to the consultant exercisable at a price of $0.75 per share were extended for two years from the current expiration date.  The additional value of $43,909 was accounted for as a credit to additional paid in capital and a debit to general and administrative expense. During the quarter ended June 30, 2012, 101,669 Series L warrants expired at a price of $0.75.  As of June 30, 2012, 1,000,000 of the Series L warrants at the reduced exercise price of $0.34 and 250,000 at the original exercise price of $0.75 remained outstanding.

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

On August 3, 2010, the Company’s Board of Directors approved an amendment to the terms of the Series M warrants held by an investor.  The investor was the owner of 8,800,000 warrants priced at $2.00 per share.  The investor may now purchase 6,000,000 shares of the Company’s common stock (reduced from 8,800,000) at a price of $0.60 per share.  An analysis of the modification to the warrants determined that the modification increased the value of the warrants by $100,000.  The adjustment was recorded as a debit and a credit to additional paid-in capital.  During the quarter ended June 30, 2012, 1,221,668 Series M warrants expired at a price of $2.00.

On February 1, 2011, 6,000,000 Series M warrants, exercisable at a price of $0.60 per share were extended for two years.  This cost of $661,547 was recorded as a debit and a credit to additional paid-in capital and was a deemed dividend.  This cost is included in modification of warrants and increased the net loss available to shareholders on the consolidated statements of operations. The additional value of $661,457 was calculated using the Black-Scholes method.

In November 2011, the Company repriced 6,000,000 of the Series M warrants from $0.60 to $0.34. The additional cost of $238,794 was recorded as a debit and a credit to additional paid-capital and was a deemed dividend.  This cost is included in modification of warrants and increased the net loss available to shareholders on the consolidated statements of operations.  As of June 30, 2012, 6,000,000 of the Series M warrants at the reduced exercise price of $0.34 remained outstanding.

On February 10, 2012, the Company issued 5,900,000 Series P warrants to the former holder of the Series O warrants as an inducement for the early exercise of the Series O warrants. Series O warrants entitled the holder to purchase 5,900,000 shares of the Company’s common stock at a price of $0.25 per share at any time on or prior to March 6, 2016.  The Series P warrants allow the holder to purchase up to 5,900,000 shares of the Company’s common stock at a price of $0.45 per share.  The Series P warrants are exercisable at any time on or after August 12, 2012 and prior to March 6, 2017.  The warrants were accounted for as an equity transaction using the Black-Scholes method to value the warrants.  The fair value of the warrants was calculated to be $1,593,000.  This cost was recorded as a debit and a credit to additional paid-in capital.  This cost is included in inducement warrants and increased the net loss available to shareholders on the condensed, consolidated statements of operations. As of June 30, 2012, all of these warrants remained outstanding.

3.	Private Investor Warrants

Between May 2003 and April 2006 the Company issued 1,900,000 warrants as part of a financing to a private investor at  exercise prices between $0.47 and $1.25.  As of June 30, 2012, 1,200,000 warrants remain outstanding.   The fair value of the warrants has been recorded as an addition to additional paid-in capital and also as a charge to additional paid-in capital since they qualified for equity accounting.

In January 2009, as part of an amended lease agreement on the manufacturing facility, the Company repriced 3,000,000 warrants issued to the lessor in July 2007 at $1.25 per share and which were to expire on July 12, 2013. These warrants were repriced at $0.75 per share and expire on January 26, 2014. The cost of this repricing and extension of the warrants was $70,515 and was accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital.  In addition, 787,500 additional warrants were given to the lessor of the manufacturing facility on the same date, exercisable at a price of $0.75 per share, and will expire on January 26, 2014. The cost of these warrants was $45,207 and was accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital.  As of June 30, 2012, 3,787,500 warrants remained outstanding.

Between March 31 and June 30, 2009, 2,296,875 new warrants were issued at $0.75 to the leaseholder on the manufacturing facility in consideration for the deferment of rent payments.  The cost of these new warrants of $251,172 was recorded as a debit to research and development and a credit to additional paid in capital.   As of June 30, 2012, 2,296,875 warrants remained outstanding.

Between July 2005 and May 2006 1,925,000 warrants were issued to a private investor.  In July 2009, 375,000 warrants held by the investor were extended for two years.  The additional value of the warrants of $24,061 was calculated using the Black-Scholes method using the following assumptions.  This cost was accounted for as a debit and a credit to additional paid in capital. In February 2011, 1,325,000 warrants issued to the investor with an exercise price between $0.56 and $0.82 were extended for three years.  The additional value of $406,912 was calculated using the Black-Scholes method. This cost was accounted for as a debit and a credit to additional paid in capital.  As of June 30, 2012, 1,325,000 warrants remained outstanding.

4.	Warrants held by Officer and Director

Between December 2008 and June 2009, Maximilian de Clara, the Company’s President and a director, loaned the Company $1,104,057.  In June 2009, the Company issued 1,648,244 warrants exercisable at $0.40 per share to the holder of a note from the Company.  The warrants are exercisable at any time prior to December 24, 2014.  These warrants were valued at $65,796 using the Black-Scholes method.  In July 2009, as consideration for a further extension of the loan, the Company issued 1,849,295 warrants exercisable at $0.50 per share to the holder of the note that was amended for the second time.  These warrants were valued at $341,454 using the Black-Scholes method and can be exercised at any time prior to January 6, 2015.  The first warrants were recorded as a discount to the loan and a credit to additional paid-in capital.  The second warrants were recorded as a debit to derivative loss of $831,230, a premium of $341,454 on the loan and a credit to additional paid in capital of $489,776.  The first warrants were amortized as interest expense at the time of the second amendment.  On the second amendment, $338,172 of the premium was amortized as a reduction to interest expense as of September 30, 2009.  The balance of the premium of $3,282 was amortized as a reduction to interest expense in October 2009.  As of June 30, 2012, 3,497,539 warrants remained outstanding. See Note E for additional information.

5.	Options and common stock held by Consultants

As of June 30, 2012, 937,500 options that were issued to consultants as payment for services provided between May 2003 and March 2012 remained outstanding, of which 842,500 options were issued from the Non-Qualified Stock Option plans.

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

In December 2011, 50,000 options were issued to a consultant with an exercise price of $0.30 which vested immediately and expire on December 1, 2016.  The cost of these options was $10,211 calculated using the Black-Scholes method and was accounted for as a credit to additional paid in capital and a debit to general and administrative expense.

In March 2012, 50,000 options were issued to a consultant with an exercise price of $0.35 which vested immediately and expire on March 5, 2017.  The cost of these options was $12,037 calculated using the Black-Scholes method and was accounted for as a credit to additional paid in capital and a debit to general and administrative expense.

In April 2012, 70,000 options issued to a consultant with an exercise price between $0.63 and $0.70 were extended for two years from the current expiration date.  The additional value of $10,879 was accounted for as a credit to additional paid in capital and a debit to general and administrative expense.

A consultant was issued 1,000,000 shares in November 2011 for consulting services to be rendered over a twelve month period. These shares were issued at a cost of $0.32 per share.  During the nine months and three months ended June 30, 2012, the Company included $186,867 and $80,000 in general and administrative expense and a corresponding increase to additional paid in capital.

There were an additional 506,181 and 200,000 shares of common stock issued to consultants during the nine and three months ended June 30, 2012.  During the nine months and three months ended June 30, 2012, the Company included $193,793 and $79,000 in general and administrative expense and a corresponding increase to additional paid in capital.

There were 277,169 and no shares of common stock issued to consultants during the nine and three months ended June 30, 2011, for a cost of $160,964 and $-0-, respectively, of which $135,965 was expensed for the nine months ended June 30, 2011 and $5,001 was expensed for the three months ended June 30, 2011. Additionally, the cost of the previously issued shares for the nine and three months ended June 30, 2011 was $1,982 and $0, respectively.

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

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed consolidated balance sheet at June 30, 2012:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$-	$-	$8,752,841	$8,752,841

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

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the nine months ended June 30, 2012 and the year ended September 30, 2011:

	June 30,	September 30,
	2012	2011
Beginning balance	$7,261,073	$6,946,051
Issuances	6,706,667	9,000,000
Settlements	(5,072,367)	(4,252,830)

Realized and unrealized gains recorded in earnings	(142,532)	(4,432,148)
Ending balance	$8,752,841	$7,261,073

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

In accordance with Codification 470-50, the second amendment to the loan was accounted for as an extinguishment of the first amendment debt.  The extinguishment of the loan required that the new loan be recorded at fair value and a gain or loss was recognized, including the warrants issued in connection with the second amendment.  This resulted in a premium of $341,454, which was amortized over the period from July 6, 2009, the date of the second amendment, to October 1, 2009, the date at which the loan holder could have demanded payment of the loan.  During the nine months ended June 30, 2012 and 2011, the Company paid $124,206 in interest expense to Mr. de Clara. During the three months ended June 30, 2012 and 2011, the Company paid $41,402 in interest expense to Mr. de Clara.

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

The Company is currently running a large multi-national Phase III clinical trial for head and neck cancer. The Company plans to raise additional capital in the form of corporate partnerships, debt and/or equity financings in fiscal year 2012 to 1) expand the Phase III clinical trial and 2) continue operations through June 2013 at its current rate.  The Company believes that it will be able to obtain additional financing since Multikine is a Phase III product designed to treat cancer. In addition the Company’s management has engaged in fundraising for over 20 years. However, there can be no assurance that the Company will be successful in raising additional funds or that funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of money, the Company will either have to slow down or delay the Phase III clinical trial or even significantly curtail its operations until such time as it is able to raise the required funding. The Company’s expenditures for fiscal year 2011 included several non-recurring items that amounted to approximately $10 million dollars, mostly related to the lawsuit and the settlement of the lawsuit.  These expenses, with the exception of the settlement payments through March 1, 2012, will not recur in fiscal year 2012, thereby reducing the Company’s expenditures.   The condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, but due to recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In addition, the Company has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine.  Since the Company was able to raise substantial capital during 2009, the Company launched and is currently conducting the Phase III trial for Multikine.  The Company estimates the future cost of the Phase III trial, with the exception of the parts that will be paid by its licensees, Teva Pharmaceuticals and Orient Europharma, to be approximately $26,000,000.

In November 2010, the Company received a $733,437 grant under The Patient Protection and Affordable Care Act of 2011 (PPACA).  The Company recognizes revenue as the expenses are incurred. The amount of the grant earned during the nine months ended June 30, 2012 and 2011 was $0 and $717,298, respectively.  The amount of the grant earned during the three months ended June 30, 2012 and 2011 was $0 and $33,098, respectively.  The grant was related to three of the Company’s projects including the Phase III trial of Multikine. The PPACA provided small and mid-sized biotech, pharmaceutical and medical device companies with up to a 50% tax credit for investments in qualified therapeutic discoveries for tax years 2009 and 2011, or a grant for the same amount tax-free.  The tax credit/grant program covered research and development costs from 2009 and 2011 for all qualified “therapeutic discovery projects.”

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

In August 2011, the Company’s minimum cash balances were less than required by the lease.  The Company paid an additional deposit of $1,670,917 to the landlord that remains a deposit as of June 30, 2012.

On December 7, 2011, the Company entered into a sublease for a period of four months commencing on December 10, 2011.  The Company receives $5,000 per month in rent for the subleased space.  The lease is now a month to month term lease with a 30 day notice requirement for termination.

The Company began amortizing the deferred rent on the building on October 7, 2008, the day that the Company took possession of the building.  The amortization of the deferred rent for the nine months ended June 30, 2012 and 2011 was $528,498 and $559,868, respectively.  The amortization of the deferred rent for the three months ended June 30, 2012 and 2011 was $174,773 and $180,144, respectively.

On February 1, 2012, the Company extended its lease for its research and development laboratories for a period of five (5) years until February 28, 2017.  The operating lease includes escalating rental payments. The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate of $11,290 per month.  As of June 30, 2012 and September 30, 2011, the Company has recorded a deferred rent liability of $646 and $4,526, respectively.

 H.           EARNINGS PER SHARE

The Company’s diluted earnings per share (EPS) are as follows for June 30, 2012 and 2011.  For the three and nine-month periods ended June 30, 2012 and 2011, the computation of dilutive net loss per share excluded options and warrants to purchase approximately 9,856,000 and 33,000,000 shares of common stock because their inclusion would have an anti-dilutive effect.

Nine months Ended June 30, 2012

		Weighted average
	Net Loss	Shares	EPS

Basic and dilutive loss per share	$(15,079,238)	244,738,972	$(0.06)

Three months Ended June 30, 2012

		Weighted average
	Net Loss	Shares	EPS

Basic and dilutive per share	$(835,446)	258,467,582	$(0.00)

Ninemonths Ended June 30, 2011

		Weighted average
	Net Loss	Shares	EPS

Basic and dilutive loss per share	$(24,463,180)	206,860,979	$(0.12)

Three months Ended June 30, 2011

		Weighted average
	Net Loss	Shares	EPS

Basic earnings per Share	$(3,114,255)	208,402,408	$(0.01)

Less conversion of derivative instruments	(1,763,311)	-

Dilutive EPS	$(4,877,566)	208,402,408	$(0.02)

I.	SUBSEQUENT EVENTS

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

CEL-SCI has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine.  On December 29, 2010, CEL-SCI announced that it had commenced the Phase III clinical trial for Multikine. The Company estimates the future cost of the Phase III trial, with the exception of the parts that will be paid by its licensees, Teva Pharmaceuticals and Orient Europharma, to be approximately $26,000,000.

During the nine month period ended June 30, 2012, the Company’s cash increased by $2,961,522.  Significant components of this increase include net proceeds from the sale of the Company’s stock and the exercise of warrants of $14,289,518 and $2,664,539 respectively. The proceeds were used to pay off the remaining balance (including interest) on the Company’s convertible notes of $5,162,106 and to fund the Company’s regular operations including its on-going Phase III clinical trial. The Company used $8,920,354 in its operations during the nine months ended June 30, 2012.  This compares to $17,724,228 used in operations during the nine months ended June 30, 2011. The decrease in cash used in operations is primarily a result of litigation payments made in 2011, as well as decrease in related legal fees. For the nine months ended June 30, 2012 and 2011, net cash provided by financing activities totaled $12,004,057 (consisting of the proceeds noted above less payments on convertible debt of $4,950,000) and $1,931,582, respectively.  Cash used by investing activities was $122,181 and $199,519, for the nine months ended June 30, 2012 and 2011, respectively.  The use of cash in investing activities consisted primarily of purchases of equipment and legal costs incurred in patent applications.

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

In June 2012, the Company sold 16,000,000 shares of its common stock to private investors for $5,600,000 or $0.35 per share.  The investor also received Series Q warrants which entitled the investor to purchase up to 12,000,000 shares of the Company’s common stock.  The Series Q warrants may be exercised at any time after December 22, 2012 and prior to December 22, 2015 at a price of $0.50 per share.  The Company paid Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $448,000.

Results of Operations and Financial Condition

During the nine months ended June 30, 2012, revenue decreased by $637,469 compared to the nine months ended June 30, 2011.  In November 2010, the Company received a $733,437 grant under The Patient Protection and Affordable Care Act of 2011 (PPACA).  The grant was related to three of the Company’s projects, including the Phase III trial of Multikine.  The PPACA provides small and mid-sized biotech, pharmaceutical and medical device companies with up to a 50% tax credit for investments in qualified therapeutic discoveries for tax years 2009 and 2011, or a grant for the same amount tax-free.  The tax credit/grant program covers research and development costs from 2009 and 2011 for all qualified “therapeutic discovery projects.”  The Company recognizes revenue as the expenses are incurred.  The Company received the last of the funds under this grant in October for grant money earned before September 30, 2011.

During the nine months and three month ended June 30, 2012, research and development expenses decreased by $1,711,710 and $455,605 compared to the nine months and three month ended June 30, 2011.  The Company is continuing the Phase III clinical trial and research and development fluctuates based on the activity level of the clinical trial.

During the nine months and three months ended June 30, 2012, general and administrative expenses decreased by $222,937 and $181,014 compared to the nine and three month periods ended June 30, 2011. This decrease is primarily caused by the legal fees related to litigation that was ongoing during the nine and three months ended June 30, 2011.

During the nine months and three months ended June 30, 2012, other expenses decreased by $12,000,000 and $0, respectively, as a result of the settlement of litigation that occurred during the nine months ended June 30, 2011.

Interest income during the nine months and three months ended June 30, 2012 decreased by $47,609 and $5,751 compared to the nine months and three month ended June 30, 2011. The decrease was due to the decrease in the funds available for investment and lower interest rates.

The gain on derivative instruments of $142,532 and $3,390,389 for the nine months and three months ended June 30, 2012 was the result of the change in fair value of the derivative liabilities during the period.  This change was caused by fluctuations in the share price of the Company’s common stock.

Interest expense was $220,812 for the nine months ended June 30, 2012 and consisted of interest expense on the loan from the Company’s president of $124,206 and interest on the convertible notes of $96,606.  Interest expense was $41,402 for the three months ended June 30, 2012 and consisted entirely of interest expense on the loan from the Company’s president of $41,402.  Interest expense of $149,042 and $66,238 for the nine months and three months ended June 30, 2011 was primarily interest on the loan from the Company’s president.

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

Research and Development Expenses

During the nine and three month periods ended June 30, 2012 and 2011, the Company’s research and development efforts involved Multikine and LEAPS.  The table below shows the research and development expenses associated with each project during nine month periods.

	Nine months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
MULTIKINE	$7,212,524	$8,846,063	$2,367,751	$2,813,372
LEAPS	307,062	385,233	101,415	111,399
TOTAL	$7,519,586	$9,231,296	$2,469,166	$2,924,771

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2012.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Chief Executive and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the first nine months of fiscal year 2012.  There was no change in the Company’s internal control over financial reporting during the nine months ended June 30, 2012.

PART II

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuance of Restricted Stock

During the nine months and three months ended June 30, 2012 the Company issued 500,000 and 200,000 shares of common stock to a consultant for investor relations services.

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

CEL-SCI CORPORATION

Date: August 9, 2012	By:	/s/ Geert Kersten
Geert Kersten, Principal Executive Officer*

*  Also signing in the capacity of the Principal Accounting and Financial Officer.