Form 10-K
period 2012-09-30
CEL SCI CORP
filed 2012-12-14
CIK 725363

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________.

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

Large accelerated filer	☐		Accelerated filer	☑

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  ☐ Yes   ☑ No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the common stock on March 31, 2012, as quoted on the NYSE MKT, was $120,199,660.

As of December 4, 2012, the Registrant had 273,213,332  issued and outstanding shares of common stock.

Documents Incorporated by Reference:   None

PART I

ITEM 1.	BUSINESS

CEL-SCI Corporation (CEL-SCI) is dedicated to research and development directed at improving the treatment of cancer and other diseases by utilizing the immune system, the body's natural defense system.  Its lead investigational therapy is Multikine (Leukocyte Interleukin, Injection), currently being studied in a pivotal global Phase III clinical trial. CEL-SCI is also investigating an immunotherapy (LEAPS-H1N1-DC) as a possible treatment for H1N1 hospitalized patients and as a vaccine (CEL-2000) for Rheumatoid Arthritis (currently in preclinical testing) using its LEAPS technology platform. The investigational immunotherapy LEAPS-H1N1-DC treatment involves non-changing regions of H1N1 Pandemic Flu, Avian Flu (H5N1), and the Spanish Flu, as CEL-SCI scientists are very concerned about the possible emergence of a new more virulent hybrid virus through the combination of H1N1 and Avian Flu, or maybe Spanish Flu. The Company has operations in Vienna, Virginia, and in/near Baltimore, Maryland.

CEL-SCI was formed as a Colorado corporation in 1983. CEL-SCI’s principal office is located at 8229 Boone Boulevard, Suite 802, Vienna, VA 22182.  CEL-SCI’s telephone number is 703-506-9460 and its web site is www.cel-sci.com. We do not incorporate the information on our website into this report, and you should not consider it part of this report.

CEL-SCI makes its electronic filings with the Securities and Exchange Commission (SEC), including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available on its website free of charge as soon as practicable after they are filed or furnished to the SEC.

CEL-SCI’S PRODUCTS

CEL-SCI’s product pipeline consists of the following:

1)	Multikine® (Leukocyte Interleukin, Injection) investigational cancer therapy;

2)	LEAPS technology, with two investigational therapies, pandemic flu treatment for hospitalized patients and CEL-2000, a rheumatoid arthritis treatment vaccine in development.

MULTIKINE

CEL-SCI’s lead investigational therapy, Multikine, is currently being developed as a potential therapeutic agent directed at using the immune system to produce an anti-tumor immune response.  Data from Phase I and Phase II clinical trials suggest that Multikine simulates the activities of a healthy person's immune system, enabling it to use the body's own anti-tumor immune response. Multikine (Leukocyte Interleukin, Injection) is the full name of this investigational therapy, which, for simplicity, is referred to in the remainder of this document as Multikine.  Multikine is the trademark that CEL-SCI has registered for this investigational therapy, and this proprietary name is subject to FDA review in connection with CEL-SCI’s future anticipated regulatory submission for approval.  Multikine has not been licensed or approved for sale, barter or exchange by the FDA or any other regulatory agency. Neither has its safety or efficacy been established for any use.

Multikine has been cleared by the regulators in nine countries around the world, including the U.S. FDA, for a global Phase III clinical trial in advanced primary (not yet treated) head and neck cancer patients. This trial is expected to be the largest head and neck cancer clinical study ever conducted.

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

The primary clinical endpoint in CEL-SCI's ongoing Phase III clinical trial is that a 10% improvement in overall survival in the Multikine treatment arm, plus the current standard of care (SOC - consisting of surgery + radiotherapy or surgery + radiochemotherapy), over that which can be achieved in the SOC arm alone (in the well-controlled Phase III clinical trial currently ongoing) must be achieved.  Based on what is presently known about the current survival statistics for this population, CEL-SCI believes that achievement of this endpoint should enable CEL-SCI, subject to further consultations with FDA, to move forward, prepare and submit a Biologic License Application to FDA for Multikine.

This clinical trial is thought to be the first Phase III study in the world in which immunotherapy is given to cancer patients first, i.e., prior to their receiving any conventional treatment for cancer, including surgery, radiation and/or chemotherapy.  This could be shown to be important because conventional therapy may weaken the immune system, and may compromise the potential effect of immunotherapy. Because Multikine is given before conventional cancer therapy, when the immune system may be more intact, CEL-SCI believes the possibility exists for it to have a greater likelihood of activating an anti-tumor immune response under these conditions. This likelihood is one of the clinical aspects being evaluated in the ongoing global Phase III clinical trial.

Multikine is a different kind of investigational therapy in the fight against cancer; Multikine is a defined mixture of cytokines.   It is a combination immunotherapy, possessing both active and passive properties.

In the recent interim review of the safety data from the Phase III study, an Independent Data Monitoring Committee (IDMC) raised no safety concerns. The IDMC also indicated that no safety signals were found that would call into question the benefit/risk of continuing the study. CEL-SCI considers the results of the IDMC review to be important since studies have shown that up to 30% of Phase III trials fail due to safety considerations and the IDMC’s safety findings from this interim review were similar to those reported by investigators during CEL-SCI’s Phase I-II trials. Ultimately, the decision as to whether a drug is safe is made by the FDA based on an assessment of all of the data from a trial.

During the early investigational phase, in Phase I and Phase II clinical trials in over 220 subjects who received the investigational therapy Multikine in doses of 200 to 3200 IU (international units) as IL-2, no serious adverse events were reported as being expressly due to administration of this investigational therapy, and subjects in those clinical trials and the treating physicians reported that this investigational therapy was well tolerated in those early-stage clinical trials. Adverse events which were reported included pain at the injection site, local minor bleeding and edema at the injection site, diarrhea, headache, nausea, and constipation. No "abnormal" laboratory results were reported following Multikine treatment - other than those commonly seen by treating physicians in this patient population - regardless of Multikine administration. Similarly, in these early-phase clinical studies in patients, there was no reported increased toxicity of follow-on treatments as a result of Multikine administration. No complications following surgery (such as increased time for wound healing) were reported. No definitive conclusions can be drawn from these data about the safety or efficacy profile of this investigational therapy, further research is required and the global Phase III study is ongoing in an effort to confirm these results.

The following is a summary of results from CEL-SCI’s last Phase II study conducted with Multikine.  This study used the same treatment protocol as is being used in CEL-SCI’s Phase III study:

●
In the final Phase II clinical study, using the same dosage and treatment regimen as is being used in the Phase III study, head and neck cancer patients with locally advanced primary disease who received the investigational therapy Multikine as first-line investigational therapy followed by surgery and radiotherapy were reported by the clinical investigators to have had a 63.2% overall survival (OS) rate at 3.5 years from surgery. This percentage OS was arrived at as follows: of the 22 subjects enrolled in this final Phase II study, the consent for the survival follow-up portion of the study was received from 19 subjects. One subject did not consent to the follow-up portion of the study. The other 2 subjects did not have squamous cell carcinoma of the oral cavity and were thus not evaluable per the protocol. The overall survival rate of subjects receiving the investigational therapy in this study was compared to the overall survival rate that was calculated based upon a review of 55 clinical trials conducted in the same cancer population (with a total of 7,294 patients studied), and reported in the peer reviewed scientific literature between 1987 and 2007. Review of this literature showed an approximate survival rate of 47.5% at 3.5 year from treatment. Therefore, the results of CEL-SCI's final Phase II study were considered to be potentially favorable in terms of overall survival recognizing the limitations of this early-phase study. It should be noted that an earlier investigational therapy Multikine study appears to lend support to the overall survival findings described above -Feinmesser et al Arch Otolaryngol. Surg. 2003. However, no definitive conclusions can be drawn from these data about the potential efficacy or safety profile of this investigational therapy. Moreover, further research is required, and these results must be confirmed in the well-controlled Phase III clinical trial of this investigational therapy that is currently in progress. Subject to completion of that Phase III trial and FDA's review and acceptance of CEL-SCI's entire data set on this investigational therapy, CEL-SCI believes that these early-stage clinical trial results indicate the potential for this investigational therapy to become a treatment for advanced primary head and neck cancer.

●
Reported average of 50% reduction in tumor cells in Phase II trials: The clinical investigators who administered the three week Multikine treatment regimen used in Phase II studies reported that, as was determined in a controlled pathology study, Multikine administration appeared to have caused, on average, the disappearance of about half of the cancer cells present at surgery (as determined by histopathology assessing the area of Stroma/Tumor (Mean+/- Standard Error of the Mean of the number of cells counted per filed)) even before the start of standard therapy such as radiation and chemotherapy (Timar et al JCO 2005).

●
Reported 12% complete response in the final Phase II trial: The clinical investigators who administered the three week Multikine investigational treatment regimen used in the final Phase II study reported that, as was determined in a controlled pathology study, the tumor apparently was no longer present (as determined by histopathology) in approximately 12 % of patients (2 of 17 evaluable by pathology). This determination was made by three pathologists blinded to the study from the surgical specimen after a three week treatment with Multikine (Timar et al JCO 2005).

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

Subject to completion of CEL-SCI's global Phase III clinical trial and FDA's review of CEL-SCI’s entire data set on this investigational therapy, if the FDA were to conclude that the safety and efficacy of this investigational therapy is established, the early-phase clinical data is encouraging in suggesting the potential that approximately 60-66% (2/3) of head and neck cancer patients with primary disease could be candidates for this investigational therapy if it were to be approved by FDA.

CEL-SCI has an agreement with Teva Pharmaceutical Industries, Ltd., which provides Teva with the exclusive license to market and distribute Multikine in Israel, Turkey, and in August 2011, added Serbia and Croatia.  Pursuant to the agreement, Teva will participate in CEL-SCI’s upcoming Phase III clinical trial and will fund a portion of the Phase III trial in Israel.

CEL-SCI has an agreement with Orient Europharma of Taiwan which provides Orient Europharma with the exclusive marketing rights to Multikine for all cancer indications in Taiwan, Singapore, Hong Kong, Malaysia, South Korea, the Philippines, Australia and New Zealand.  The agreement requires Orient Europharma to fund the clinical trials needed to obtain marketing approvals in these countries for head and neck cancer, naso-pharyngeal cancer and potentially cervical cancer.

CEL-SCI has a licensing agreement with Byron Biopharma LLC (“Byron”) under which CEL-SCI granted Byron an exclusive license to market and distribute Multikine in the Republic of South Africa.

Pursuant to the agreement, Byron will be responsible for registering the product in South Africa.  Once Multikine has been approved for sale, CEL-SCI will be responsible for manufacturing the product, while Byron will be responsible for sales in South Africa.  Revenues will be divided equally between CEL-SCI and Byron.

In August 2011, CEL-SCI entered into an exclusive Sales, Marketing and Distribution agreement with IDC-GP Pharm LLC (“IDC-GP Pharm”) under which CEL-SCI has granted IDC-GP Pharm an exclusive license to market Multikine in the countries of Argentina and Venezuela (the “Territory”).  IDC-GP Pharm is a joint venture between two groups of experienced pharmaceutical entrepreneurs with expertise in the registration and commercialization of pharmaceutical products in South America, among other regions. One of these two groups represents former employees of a large pharmaceutical company, while the other group is GP Pharm, headquartered in Barcelona, Spain, with operations in each major country in Latin America either directly or through local partners.  Pursuant to the agreement, IDC-GP Pharm will be responsible for receiving regulatory approval to use Multikine in the territory.  Once Multikine has been approved in any of the two countries, CEL-SCI will be responsible for manufacturing the product, while IDC-GP Pharm will be responsible for sales in the Territory.  Revenues will be split 50/50 between CEL-SCI and IDC-GP Pharm after payment to CEL-SCI for the manufacturing costs of Multikine. If IDC-GP Pharma does not receive governmental permission to distribute Multikine in Argentina or Venezuela by August 31, 2013, CEL-SCI has the right to cancel the agreement.

CEL-SCI estimates the total cost of the Phase III trial, with the exception of the parts that will be paid by its licensees, Teva Pharmaceuticals and Orient Europharma, to be approximately $32,000,000 of which approximately $7,000,000 has been paid as of September 30, 2012. Out of the planned 48 sites, 36 sites have completed their site initiation visits and patients are being screened/enrolled in multiple locations. It should be noted that this estimate is only an estimate based on the information currently available in CEL-SCI’s contracts with the Clinical Research Organization responsible for managing the Phase III trial.  This number can be affected by the speed of enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen today.  It is therefore possible that the cost of the Phase III trial will be higher than currently estimated.

Manufacturing Facility

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

CEL-SCI’s lease on the manufacturing facility expires on October 31, 2028.  Since October 2008, CEL-SCI has been required to make monthly base rent payments of $131,250.  Beginning November 1, 2009, the annual base rent escalates each year at 3%.  CEL-SCI is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities associated with the facility, which were approximately $39,000 per month as of September 30, 2012.

In August 2011, CEL-SCI paid a deposit of $1,670,917 to the landlord since CEL-SCI’s cash balances did not meet the minimum amount required by the lease. When CEL-SCI meets the minimum cash balance required by the lease, the deposit will be returned to CEL-SCI.

LEAPS

CEL-SCI’s patented T-cell Modulation Process, referred to as LEAPS (Ligand Epitope Antigen Presentation System), uses “heteroconjugates” to direct the body to choose a specific immune response. LEAPS is  designed to stimulate the human immune system to more effectively fight bacterial, viral and parasitic infections as well as autoimmune, allergies, transplantation rejection and cancer, when it cannot do so on its own. Administered like a vaccine, LEAPS combines T-cell binding ligands with small, disease associated, peptide antigens and may provide a new method to treat and prevent certain diseases.

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

In September 2009, the U.S. Food and Drug Administration advised CEL-SCI that it could proceed with its first clinical trial to evaluate the effect of LEAPS-H1N1 treatment on the white blood cells of hospitalized H1N1 patients. This followed an expedited initial review of CEL-SCI's regulatory submission for this study proposal.

In November 2009, CEL-SCI announced that The Johns Hopkins University School of Medicine had given clearance for CEL-SCI’s clinical study to proceed using LEAPS-H1N1.   Soon after the start of the study, the number of hospitalized H1N1 patients dramatically declined and the study was unable to complete the enrollment of patients.

Additional work on this treatment for the pandemic flu work is being pursued in collaboration with the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health, USA.  In May 2011 NIAID scientists presented data at the Keystone Conference on “Pathogenesis of Influenza: Virus-Host Interactions” in Hong Kong, China, showing the positive results of efficacy studies in mice of L.E.A.P.S. H1N1 activated dendritic cells (DCs) to treat the H1N1 virus.  Scientists at the NIAID found that H1N1-infected mice treated with LEAPS-H1N1 DCs showed a survival advantage over mice treated with control DCs. The work was performed in collaboration with scientists led by Kanta Subbarao, M.B.B.S., M.P.H, of the NIAID, part of the National Institutes of Health, USA.

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

In February 2010, CEL-SCI announced that its CEL-2000 vaccine demonstrated that it was able to block the progression of rheumatoid arthritis in a mouse model.  The results were published in the scientific peer-reviewed Journal of International Immunopharmacology (online edition) in an article titled “CEL-2000: A Therapeutic Vaccine for Rheumatoid Arthritis Arrests Disease Development and Alters Serum Cytokine/Chemokine Patterns in the Bovine Collagen Type II Induced Arthritis in the DBA Mouse Model” with lead author Daniel Zimmerman, Ph.D, Senior Vice President of Research, Cellular Immunology at CEL-SCI.  The study was co-authored by additional scientists from CEL-SCI, Washington Biotech, Northeastern Ohio Universities Colleges of Medicine and Pharmacy and Boulder BioPath.

In August 2012, Dr. Zimmerman gave a Keynote presentation at the OMICS 2nd International Conference on Vaccines and Vaccinations in Chicago.  These presentations show how the LEAPS peptides administered altered only select cytokines specific for each disease model thereby improving the status of the test animals and even preventing death and morbidity effects.  These results support the growing body of evidence that provides for its mode of action by a common format in these unrelated conditions by regulation of Th1 (e.g., IL12 and IFN-γ) and their action on reducing TNF-α and other inflammatory cytokines as well regulation of antibodies to these disease associated antigens.  This was also illustrated by a schematic model showing how these pathways interact and result in the overall effect of protection and regulation of cytokines in a beneficial manner.

Even though the various LEAPS drug candidates have not yet been given to humans, they have been tested in vitro with human cells.  They have induced similar cytokine responses that were seen in these animal models, which may indicate that the LEAPS technology might translate to humans.  The LEAPS candidates have demonstrated protection against lethal herpes simplex virus (HSV1) and H1N1 influenza infection, as a prophylactic or therapeutic agent in animals.  They have also shown efficacy in animals in two autoimmune conditions, curtailing and sometimes preventing disease progression in arthritis and myocarditis animal models.  Our belief is that the LEAPS technology may be a significant alternative to the vaccines currently available on the market today for these diseases.

None of the LEAPS investigational products have been approved for sale, barter or exchange by the FDA or any other regulatory agency for any use to treat disease in animals or humans. The safety or efficacy of these products has not been established for any use. Lastly, no definitive conclusions can be drawn from the early-phase, preclinical-trials data involving these investigational products. Before obtaining marketing approval from the FDA in the United States, and by comparable agencies in most foreign countries, these product candidates must undergo rigorous preclinical and clinical testing which is costly and time consuming and subject to unanticipated delays.  There can be no assurance that these approvals will be granted.

RISK FACTORS

Investors should be aware of the risks described below, which could adversely affect the price of CEL-SCI’s common stock

Risks Related to CEL-SCI

Since CEL-SCI has earned only limited revenues and has a history of losses, CEL-SCI will require additional capital to remain in operation, complete its clinical trials and fund pre-marketing expenses.

CEL-SCI has had only limited revenues since it was formed in 1983. Since the date of its formation and through September 30, 2012, CEL-SCI incurred net losses of approximately $203 million. CEL-SCI has relied principally upon the proceeds of public and private sales of its securities to finance its activities to date.

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

All of CEL-SCI's potential products, with the exception of Multikine, are in the early stages of development and any commercial sale of these products will be many years away.

Even potential product sales from Multikine are years away since cancer trials can be lengthy. Accordingly, CEL-SCI expects to incur substantial losses for the foreseeable future.

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

Clinical and other studies necessary to obtain approval of a new drug can be time consuming and costly, especially in the United States, but also in foreign countries. CEL-SCI's estimates of the costs associated with future clinical trials and research may be substantially lower than what CEL-SCI actually experiences. It is impossible to predict what CEL-SCI will face in the development of a product, such as LEAPS. The Multikine Phase III clinical trial may take longer and be more expensive than CEL-SCI has estimated. The purpose of clinical trials is to provide both CEL-SCI and regulatory authorities with safety and efficacy data in humans. It is relatively common to revise a trial or add subjects to a trial in progress.  These examples of common vagaries in product development and clinical investigations demonstrate how predicted costs may exceed reasonable expectations.  The different and often complex steps necessary to obtain regulatory approval, especially that of the United States Food and Drug Administration (“FDA”) and the European Union’s European Medicine’s Agency (“EMA”), involve significant costs and may require several years to complete. CEL-SCI expects that it will need substantial additional financing over an extended period of time in order to fund the costs of future clinical trials, related research, and general and administrative expenses.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time. CEL-SCI is committed to maintaining high standards of corporate governance and public disclosure. Complying with evolving interpretations of new or changing legal requirements may cause CEL-SCI to incur higher costs as it revises current practices, policies and procedures, and may divert management time and attention from potential revenue-generating activities to compliance matters. If CEL-SCI’s efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, CEL-SCI’s reputation may also be harmed. Further, CEL-SCI’s board members, chief executive officer and president could face an increased risk of personal liability in connection with the performance of their duties. As a result, CEL-SCI may have difficulty attracting and retaining qualified board members and executive officers, which could harm its business.

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

CEL-SCI may encounter problems, delays and additional expenses in developing marketing plans with outside firms. In addition, even if Multikine is cost effective and proven to increase overall survival, CEL-SCI may experience other limitations involving the proposed sale of Multikine, such as uncertainty of third-party reimbursement. There is no assurance that CEL-SCI can successfully market any products which it may develop.

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

CEL-SCI cannot be certain when or under what conditions it will undertake clinical trials.  A variety of issues may delay CEL-SCI’s Phase III clinical trial for Multikine or preclinical and early clinical trials for other products.  For example, early trials, or the plans for later trials, may not satisfy the requirements of regulatory authorities, such as the FDA. CEL-SCI may fail to find subjects willing to enroll in CEL-SCI’s trials. CEL-SCI manufactures Multikine, but relies on third party vendors for managing the trial process and other activities, and these vendors may fail to meet appropriate standards.  Accordingly, the clinical trials relating to CEL-SCI's product candidates may not be completed on schedule, the FDA or foreign regulatory agencies may order CEL-SCI to stop or modify its research, or these agencies may not ultimately approve any of CEL-SCI's product candidates for commercial sale. Varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of CEL-SCI's product candidates. The data collected from CEL-SCI's clinical trials may not be sufficient to support regulatory approval of its various product candidates, including Multikine. CEL-SCI's failure to adequately demonstrate the safety and efficacy of any of its product candidates would delay or prevent regulatory approval of its product candidates in the United States, which could prevent CEL-SCI from achieving profitability.  Although CEL-SCI had positive results in its Phase II trials for Multikine, those results were for a very small sample set, and CEL-SCI will not know definitively how Multikine will perform until CEL-SCI is well into, or completes, its Phase III clinical trial.

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

Many companies are working on drugs designed to cure or treat cancer or cure and treat viruses, such as H1N1.  Many of these companies have financial, research and development, and marketing resources, which are much greater than CEL-SCI’s, and are capable of providing significant long-term competition either by establishing in-house research groups or by forming collaborative ventures with other entities. In addition, smaller companies and non-profit institutions are active in research relating to cancer and infectious diseases.  CEL-SCI’s market share will be reduced or eliminated if CEL-SCI’s competitors develop and obtain approval for products that are safer or more effective than CEL-SCI’s products.

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

The market price of CEL-SCI's common stock, as well as the securities of other biopharmaceutical and biotechnology companies, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. During the twelve months ended September 30, 2012, CEL-SCI's stock price has ranged from a low of $0.27 per share to a high of $0.65 per share. Factors such as fluctuations in CEL-SCI's operating results, announcements of technological innovations or new therapeutic products by CEL-SCI or its competitors, governmental regulation, developments in patent or other proprietary rights, public concern as to the safety of products developed by CEL-SCI or other biotechnology and pharmaceutical companies, publications by market analysts, law suits, and general market conditions may have a significant effect on the future market price of CEL-SCI's common stock.

Future sales of CEL-SCI’s securities may dilute the value of current investors’ holdings.

The provisions in CEL-SCI's Articles of Incorporation relating to CEL-SCI's preferred stock allow CEL-SCI's directors to issue preferred stock with rights to multiple votes per share and dividend rights which would have priority over any dividends paid with respect to CEL-SCI's common stock. The issuance of preferred stock with such rights may make more difficult the removal of management even if such removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if such transactions are not favored by incumbent management.  In addition, CEL-SCI has issued warrants in the past and may do so in the future.  These warrants, providing a future right to purchase shares of CEL-SCI’s common stock at  an established price, may further dilute the ownership of current shareholders.

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

CEL-SCI has outstanding convertible debt, as well as options and warrants, which as of November 30, 2012 could potentially allow the holders to acquire a substantial number of shares of CEL-SCI’s common stock.  Until the convertible debt is repaid, and the options and warrants expire, the holders will have an opportunity to profit from any increase in the market price of CEL-SCI's common stock without assuming the risks of ownership.  Holders of options and warrants may exercise these securities at a time when CEL-SCI could obtain additional capital on terms more favorable than those provided by the options or warrants. The conversion of the notes or debt or the exercise of the options and warrants will dilute the voting interest of the current owners of outstanding shares by adding a substantial number of additional shares of common stock.

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

CEL-SCI leases office space at 8229 Boone Blvd., Suite 802, Vienna, Virginia at a monthly rental of approximately $8,000.  The lease on the office space expires on June 30, 2015.  CEL-SCI believes this arrangement is adequate for the conduct of its present business.

CEL-SCI has a 17,900 square foot laboratory located in Baltimore, Maryland.  The laboratory is leased by CEL-SCI at a cost of approximately $11,200 per month. The laboratory lease expires on February 28, 2017.

In August 2007, CEL-SCI leased a building near Baltimore, Maryland.  The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI’s specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI’s Phase III clinical trial and sales of the drug if approved by the FDA.  The lease expires on October 31, 2028 and requires annual base rent payments of approximately $1,768,000 during the twelve months ending September 30, 2013, in accordance with the lease agreement.  The annual base rent escalates each year thereafter at 3% beginning on November 1st.  CEL-SCI is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities.  The lease allows CEL-SCI, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease.  The lease required CEL-SCI to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 beginning in fiscal year 2014.  In August 2011, the Company was required to deposit $1,670,917, the equivalent of one year of base rent.  The $1,670,917 was required to be deposited when CEL-SCI’s cash had dropped below the amount stipulated in the lease and is included in non-current assets at September 30, 2012.

ITEM 3.	LEGAL PROCEEDINGS

Not Applicable.

ITEM 4.	MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.	MARKET FOR CEL-SCI'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of September 30, 2012, there were approximately 1,100 record holders of CEL-SCI’s common stock. CEL-SCI’s common stock is traded on the NYSE MKT under the symbol “CVM”.  Set forth below are the range of high and low quotations for CEL-SCI’s common stock for the periods indicated as reported on the NYSE MKT. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low

12/31/11	$0.42	$0.27
3/31/12	$0.65	$0.28
6/30/12	$0.58	$0.33
9/30/12	$0.47	$0.31

12/31/10	$1.05	$0.60
3/31/11	$0.86	$0.51
6/30/11	$0.74	$0.46
9/30/11	$0.57	$0.35

Holders of common stock are entitled to receive dividends as may be declared by the Board of Directors out of legally available funds and, in the event of liquidation, to share pro rata in any distribution of CEL-SCI’s assets after payment of liabilities. CEL-SCI’s Board of Directors is not obligated to declare a dividend. CEL-SCI has not paid any dividends on its common stock and CEL-SCI does not have any current plans to pay any common stock dividends.

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

The graph below matches the cumulative 5-year total return of holders of CEL-SCI’s common stock with the cumulative total returns of the NYSE MTK Composite index and the RDG MicroCap Biotechnology index. The graph assumes that the value of an investment in CEL-SCI's common stock and in each of the indexes (including reinvestment of dividends) was $100 on 9/30/2007 and tracks it through 9/30/2012.

	9/07	9/08	9/09	9/10	9/11	9/12

CEL-SCI Corporation	100.00	63.98	275.11	103.01	58.38	55.18
NYSE MKT Composite	100.00	81.14	87.54	102.19	112.75	139.99
RDG MicroCap Biotechnology	100.00	47.90	52.46	41.50	23.83	37.08

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical consolidated financial data are qualified by reference to, and should be read in conjunction with the consolidated financial statements and the related notes thereto, appearing elsewhere in this report, as well as Item 7 of this report.

Statements of Operations	2012	2011	2010	2009	2008

Grant revenue and other Operating expenses:	$254,610	$956,154	$153,300	$80,093	$5,065
Research and development	10,368,695	11,745,629	11,911,626	6,011,750	4,101,563
Depreciation and Amortization	533,468	531,316	516,117	417,205	215,060
General and administrative	6,595,287	6,664,883	6,285,810	5,671,595	5,200,735
Gain (loss) on derivative instruments	1,911,683	4,432,148	28,843,772	(28,491,650)	1,799,393
Other expenses (3)	-	(12,000,000)	-	-	-
Interest income	116,061	164,163	362,236	-	483,252
Interest expense	(262,214)	(322,980)	(162,326)	(397,923)	(473,767)
Net income (loss)	(15,477,310)	(25,712,343)	10,483,429	(40,910,030)	(7,703,415)
Issuance of additional shares due to reset provision	(250,000)	-	-	-	-
Modification of warrants	(325,620)	(1,068,369)	(1,532,456)	(490,728)	(424,815)
Inducement warrants	(1,593,000)	-	-	-	-
Net income (loss) available to common shareholders	$(17,645,930)	$(26,780,712)	$8,950,973	$(41,400,758)	$(8,128,230)

Net income (loss) per common share
Basic	$(0.07)	$(0.13)	$0.04	$(0.31)	$(0.07)
Diluted	$(0.07)	$(0.15)	$(0.06)	$(0.31)	$(0.07)

Weighted average common shares outstanding
Basic	251,836,540	208,488,987	202,102,859	133,535,050	117,060,866
Diluted (1)	251,836,540	208,488,987	202,102,859	133,535,050	117,060,866

Balance Sheets	2012	2011	2010	2009	2008

Working capital	$5,529,438	$1,796,349	$25,799,304	$34,339,772	$(2,492,555)
Total assets	16,067,450	18,625,440	37,804,985	46,027,598	14,683,672
Convertible note and derivative instruments - current (2)	-	5,068,552	424,286	-	3,018,697
Derivative instruments – noncurrent (2)	6,983,690	2,192,521	6,521,765	35,113,970	-
Total liabilities	9,040,018	9,546,616	9,950,220	37,186,954	3,847,637
Stockholders' equity	7,027,432	9,078,824	27,854,765	8,840,644	10,836,035
____________
(1)
The calculation of diluted earnings per share for the years ended September 30, 2012, 2011, 2010, 2009 and 2008 excluded the potentially dilutive shares because their effect would have been anti-dilutive.

(2)	Included in total liabilities.

(3)	The $12 million other expenses in 2011 was the cost of the lawsuit settlement. See financial statement footnotes for discussion of the lawsuit settlement.

CEL-SCI's net loss available to common shareholders for each fiscal quarter during the two years ended September 30, 2012 were:

	Net income	Net income (loss) per share
Quarter	(loss)	Basic	Diluted

12/31/2011	$(4,156,833)	$(0.02)	$(0.02)
3/31/2012	$(10,086,959)	$(0.04)	$(0.04)
6/30/2012	$(835,446)	$(0.00)	$(0.00)
9/30/2012	$(2,566,692)	$(0.01)	$(0.01)
12/31/2010	$(6,250,952)	$(0.03)	$(0.03)
3/31/2011	$(15,097,973)	$(0.07)	$(0.09)
6/30/2011	$(3,114,255)	$(0.01)	$(0.02)
9/30/2011	$(2,317,532)	$(0.01)	$(0.02)

CEL-SCI has experienced large swings in its quarterly gains and losses in 2012 and 2011.  These swings are caused by the changes in the fair value of the convertible debt and outstanding warrants accounted for as derivatives each quarter.  These changes in the fair value of the convertible debt and warrants are recorded on the consolidated statements of operations.  The settlement of the lawsuit, discussed in Note 13 to the financial statements accompanying this report, resulted in a $12,000,000 charge to earnings in the second quarter of the fiscal year ended September 30, 2011.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

CEL-SCI’s lead investigational therapy, Multikine, is cleared for a Phase III clinical trial in advanced primary head and neck cancer. It has received a go-ahead by the US FDA as well as the Canadian, Polish, Hungarian, Russian, Israeli, Indian, Taiwanese and Ukrainian regulators.

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

Results of Operations

Fiscal 2012

During the year ended September 30, 2012, grant income decreased by $701,544 compared to the year ended September 30, 2011.  In November 2010, CEL-SCI received a $733,437 grant under The Patient Protection and Affordable Care Act of 2011 (PPACA).  The grant was related to three of CEL-SCI’s projects, including the Phase III trial of Multikine.  The PPACA provides small and mid-sized biotech, pharmaceutical and medical device companies with up to a 50% tax credit for investments in qualified therapeutic discoveries for tax years 2009 and 2011, or a grant for the same amount tax-free.  The tax credit/grant program covers research and development costs from 2009 and 2011 for all qualified “therapeutic discovery projects.”  CEL-SCI recognizes revenue as the expenses are incurred.  CEL-SCI received the last of the funds under this grant in October for grant money earned before September 30, 2011.

During the year ended September 30, 2012, research and development expenses decreased by $1,376,934 compared to the year ended September 30, 2011.  CEL-SCI is continuing the Phase III clinical trial and research and development expenses fluctuate based on the activity level of the clinical trial.

During the year ended September 30, 2012, general and administrative expenses decreased by $69,596 compared to the year ended September 30, 2011.  This decrease was primarily caused by the legal fees related to litigation that was ongoing during fiscal 2011.

During the year ended September 30, 2012, other expenses decreased by $12,000,000 as a result of the settlement of litigation that occurred during fiscal 2011.

Interest income during the year ended September 30, 2012 decreased by $48,102 compared to the fiscal year ended September 30, 2011.  The decrease was due to the decrease in the funds available for investment and lower interest rates.

The gain on derivative instruments of $1,911,683 for the year ended September 30, 2012 was the result of the change in fair value of the derivative liabilities during the period.  This change was caused by fluctuations in the share price of CEL-SCI’s common stock.

Interest expense was $262,214 for the year ended September 30, 2012 and consisted of interest expense on the loan from CEL-SCI’s president of $165,609 and interest on the convertible notes of $96,605.

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

During the year ended September 30, 2011, general and administrative expenses increased by $379,073 compared to fiscal 2010. This increase was primarily due to an increase in legal fees for the lawsuit.

During the year ended September 30, 2011, other expenses increased by $12 million, compared to fiscal 2010.  This increase was due to the $12 million settlement of the lawsuit described below.

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

Litigation Settlement

A Settlement Agreement, signed in May 2011, between CEL-SCI and thirteen hedge funds (the "plaintiffs") resolved all claims arising from a lawsuit initiated by the plaintiffs in October 2009.  As previously  disclosed by CEL-SCI in its public filings, in August 2006 the plaintiffs (or their predecessors) purchased from CEL-SCI Series K notes convertible into CEL-SCI’s common stock and Series K warrants to purchase CEL-SCI’s common stock under agreements which provided the Series K notes and warrants with anti-dilution  protection if CEL-SCI sold additional shares of common stock, or securities convertible  into common stock, at a price below the then applicable conversion price of the notes or the exercise price of the warrants.  In their lawsuit, the plaintiffs alleged that a March 2009 drug marketing and distribution agreement in which CEL-SCI sold units of common stock and warrants to an unrelated third party triggered these anti-dilution provisions, and that CEL-SCI failed to give effect to these provisions.  The plaintiffs sought $30 million in actual damages, $90 million in punitive damages, the issuance of additional shares of common stock and warrants, and a reduction in the conversion price of the Series K notes and the exercise price of the Series K warrants.  CEL-SCI denied the plaintiffs' allegations in the lawsuit and asserted that the 2009 agreement was a strategic transaction which did not trigger the anti-dilution provisions of the 2006 financing agreements.

Although CEL-SCI believed the plaintiffs' claims were without merit, CEL-SCI was in the opinion that a settlement of the lawsuit was in the best interests of its shareholders. The settlement was entered into to avoid the substantial costs of further litigation and the risk and uncertainty that the litigation entails. By ending this dispute, and ending the significant demands on the time and attention of CEL-SCI’s management necessary to respond to the litigation, CEL-SCI is better able to focus on executing its ongoing Phase III clinical trial with its investigational cancer drug Multikine.

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

Research and Development Expenses

During the five years ended September 30, 2012 CEL-SCI’s research and development efforts involved Multikine and LEAPS.   The table below shows the research and development expenses associated with each project during this five-year period.

	2012	2011	2010	2009	2008

MULTIKINE	$9,977,617	$11,257,157	$10,868,046	$5,281,999	$3,765,258

LEAPS	391,078	488,472	1,043,580	729,751	336,305

TOTAL	$10,368,695	$11,745,629	$11,911,626	$6,011,750	$4,101,563

In January 2007, CEL-SCI received a “no objection” letter from the FDA indicating that it could proceed with Phase III trials with Multikine in head & neck cancer patients.  CEL-SCI had previously received a “no objection” letter from the Canadian Biologics and Genetic Therapies Directorate which enabled CEL-SCI to begin its Phase III clinical trial in Canada.  Subsequently, CEL-SCI received go-ahead from the Polish, Hungarian, Russian, Israeli, Indian, Taiwanese and Ukrainian regulators.

CEL-SCI’s Phase III clinical trial began in December 2010 after the completion and validation of CEL-SCI’s dedicated manufacturing facility.

As explained in Item 1 of this report, as of November 30, 2012, CEL-SCI was involved in a number of pre-clinical studies with respect to its LEAPS technology.  As with Multikine, CEL-SCI does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its LEAPS technology.  Consequently, CEL-SCI cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects.

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

Liquidity and Capital Resources

CEL-SCI has had only limited revenues from operations since its inception in March 1983.  CEL-SCI has relied upon capital generated from the public and private offerings of its common stock and convertible notes.  In addition, CEL-SCI has utilized short-term loans to meet its capital requirements.  Capital raised by CEL-SCI has been expended primarily to acquire an exclusive worldwide license to use, and later purchase, certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system.  Capital has also been used for patent applications, debt repayment, research and development, administrative costs, and the construction of CEL-SCI’s laboratory facilities.  CEL-SCI does not anticipate realizing significant revenues until it enters into licensing arrangements regarding its technology and know-how or until it receives regulatory approval to sell its products (which could take a number of years). As a result CEL-SCI has been dependent upon the proceeds from the sale of its securities to meet all of its liquidity and capital requirements and anticipates having to do so in the future.  During fiscal year 2012, CEL-SCI raised approximately $18,100,000 (gross) through the sale of stock and exercise of outstanding warrants and stock options. On December 4, 2012, CEL-SCI raised another $10.5 million from several institutional investors.  CEL-SCI has agreed to pay Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $682,500 (see Note 17).

CEL-SCI will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts.  The ability of CEL-SCI to complete the necessary clinical trials and obtain Federal Drug Administration (FDA) approval for the sale of products to be developed on a commercial basis is uncertain.  Ultimately, CEL-SCI must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.  CEL-SCI believes that it has enough capital to support its operations for more than the next twelve months.

CEL-SCI has two partners who have agreed to participate in and pay for part of the Phase III clinical trial for Multikine.  The net cost to CEL-SCI of the Phase III clinical trial, with the exception of the parts that will be paid by its licensees, Teva Pharmaceuticals and Orient Europharma, is estimated to be $32,000,000, of which approximately $7,000,000 has been paid as of September 30, 2012.

In August 2007, CEL-SCI leased a building near Baltimore, Maryland.  The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI’s specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI’s Phase III clinical trials and sales of the drug if approved by the FDA.  The lease expires on October 31, 2028, and requires annual base rent payments of approximately $1,717,000 during the twelve months ending September 30, 2012.  See Item 1 of this report for more information concerning the terms of this lease.

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

On March 6, 2009, CEL-SCI sold 3,750,000 Units as further consideration under a licensing agreement with an unrelated third party at a price of $0.20 per Unit, or $750,000 in total.  Each Unit consisted of one share of CEL-SCI's common stock and two warrants.  Each warrant entitles the holder to purchase one share of CEL-SCI's common stock at a price of $0.25 per share.  The warrants are exercisable at any time prior to March 6, 2016.  As of February 9, 2012, all warrants had been exercised.

Between June 23 and July 8, 2009, CEL-SCI sold 15,349,346 shares of its common stock at a price of $0.40 per share totaling $6,139,739.  The investors in this offering also received 10,284,060 Series A warrants.  Each Series A warrant entitles the holder to purchase one share of CEL-SCI’s common stock.  The Series A warrants may be exercised at any time on or after December 24, 2009 and on or prior to December 24, 2014 at a price of $0.50 per share.  As of September 30, 2012, 8,813,088 Series A warrants had been exercised.  The remaining Series A warrants allow the holders to purchase up to 1,470,972 shares of CEL-SCI’s common stock.

On July 31, 2009, CEL-SCI borrowed $2,000,000 from two institutional investors.  The loans were repaid on September 29, 2009.  The Series B note holders also received Series B warrants which allow the holders to purchase up to 500,000 shares of CEL-SCI’s common stock at a price of $0.68 per share.  The Series B warrants may be exercised at any time on or after March 4, 2010 and on or prior to September 4, 2014.

On August 20, 2009, CEL-SCI sold 10,784,435 shares of its common stock to a group of private investors for $4,852,995 or $0.45 per share.  The investors also received Series C warrants which entitle the investors to purchase 5,392,217 shares of CEL-SCI’s common stock.  The Series C warrants may be exercised at any time on or after February 20, 2010 and on or prior to February 20, 2015 at a price of $0.55 per share.  As of September 30, 2012, 757,331 Series C warrants had been exercised.  The remaining Series C warrants allow the holders to purchase up to 4,634,886 shares of CEL-SCI’s common stock.

On September 21, 2009, CEL-SCI sold 14,285,715 shares of its common stock to a group of private investors for $20,000,000 or $1.40 per share.  The investors also received Series D warrants which entitle the investors to purchase up to 4,714,284 shares of CEL-SCI’s common stock.  The Series D warrants may be exercised at any time prior to September 21, 2011, at a price of $1.50 per share.   On September 21, 2011, 4,714,284 Series D warrants expired.  In addition, the broker for the placement agent received 714,286 Series E warrants.  The Series E warrants may be exercised at any time prior to August 12, 2014, at a price of $1.75.  All series E warrants remain outstanding as of September 30, 2012.

Between December 2008 and June 2009, Maximilian de Clara, CEL-SCI’s President and a director, loaned CEL-SCI $1,104,057.  The loan was initially payable at the end of March 2009, but was extended to the end of June 2009.   At the time the loan was due, and in accordance with the loan agreement, CEL-SCI issued Mr. de Clara a warrant which entitles Mr. de Clara to purchase 1,648,244 shares of CEL-SCI’s common stock at a price of $0.40 per share.  The warrant is exercisable at any time prior to December 24, 2014.  Although the loan was to be repaid from the proceeds of a financing, CEL-SCI’s Directors deemed it beneficial not to repay the loan and negotiated a second extension of the loan with Mr. de Clara on terms similar to the June 2009 financing.  Pursuant to the terms of the second extension the note was due on July 6, 2014, but, at Mr. de Clara’s option, the loan can be converted into shares of CEL-SCI’s common stock.  Subsequently, on May 13, 2011, to recognize Mr. de Clara’s willingness to agree to subordinate his note to the convertible preferred shares and convertible debt as part of the settlement agreement, CEL-SCI extended the maturity date of the note to July 6, 2015. The number of shares which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.40.  As further consideration for the second extension, Mr. de Clara received warrants which allow Mr. de Clara to purchase 1,849,295 shares of CEL-SCI’s common stock at a price of $0.50 per share at any time prior to January 6, 2015.  The loan from Mr. de Clara bears interest at 15% per year and is secured by a lien on substantially all of CEL-SCI’s assets.  CEL-SCI does not have the right to prepay the loan without Mr. de Clara’s consent.

Between July 29, 2009 and September 30, 2012, CEL-SCI received approximately $18,380,700 from the exercise of stock options and warrants previously issued to private investors.

On December 10, 2010 CEL-SCI entered into a sales agreement with McNicoll Lewis & Vlak LLC relating to the sale of shares of its common stock.  In accordance with the terms of the sales agreement, CEL-SCI could offer and sell shares of its common stock through McNicoll Lewis & Vlak acting as CEL-SCI’s agent. CEL-SCI may also sell its common stock to McNicoll Lewis & Vlak, as principal for its own account, at a price negotiated at the time of sale.

During the year ended September 30, 2011, CEL-SCI sold 7,424,982 shares of its common stock to McNicoll Lewis & Vlak for $4,144,712, net of commissions and fees of $194,694 and attorney fees of $13,735. On December 5, 2011, per the terms of the agreement, CEL-SCI exercised its right to terminate the agreement.

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

In January 2012 CEL-SCI sold 16,000,000 shares of its common stock to private investors for $5,760,000 or $0.36 per share.  The investors also received Series H warrants which entitle the investors to purchase up to 12,000,000 shares of CEL-SCI’s common stock.  The Series H warrants may be exercised at any time prior to July 31, 2015 at a price of $0.50 per share.  CEL-SCI paid Chardan Capital Markets, LLC, the placement agent for the offering, a cash commission of $403,200.

In February 2012, CEL-SCI received $927,359 as a result of the exercise of 3,091,195 Series K warrants.  These warrants were issued as part of an August 2006 financing, had an exercise price of $0.30 and were set to expire in February 2012.

In February 2012 CEL-SCI received $1,475,000 as a result of the exercise of its Series O warrants. The Series O warrants entitled the holder to purchase 5,900,000 shares of CEL-SCI’s common stock at a price of $0.25 per shares at any time on or prior to March 6, 2016. As an inducement for the early exercise of the Series O warrants, CEL-SCI issued 5,900,000 Series P warrants to the former holder of the Series O warrants.  The Series P warrants allow the holder to purchase up to 5,900,000 shares of CEL-SCI’s common stock at a price of $0.45 per share.  The Series P warrants are exercisable at any time prior to March 7, 2017.  CEL-SCI paid Chardan Capital Markets, LLC a cash commission of $88,500 for acting as the placement agent for this offering.

In June 2012, CEL-SCI sold 16,000,000 shares of its common stock for $5,600,000, or $0.35 per share, in a registered direct offering.  The investors in this offering also received Series Q warrants which entitle the investors to purchase up to 12,000,000 shares of CEL-SCI’s common stock.  The Series Q warrants may be exercised at any time on or before December 22, 2015 at a price of $0.50 per share.  CEL-SCI paid Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $448,000.

Inventory decreased by approximately $187,000 in the fiscal year ended September 30, 2012 as CEL-SCI continues to consume supplies for the manufacturing of Multikine for the Phase III trial.  In addition, prepaid expenses decreased by approximately $722,000 due to the utilization of certain Phase III clinical trial expenses prepaid in the prior year.

In May 2011, CEL-SCI settled a lawsuit which had been filed in October 2009. Pursuant to the terms of the Settlement Agreement, CEL-SCI paid the plaintiffs $3,000,000 in cash and issued securities with a face value of $9,000,000 to the plaintiffs. See the discussion above for more information concerning the settlement.

During the year ended September 30, 2012, CEL-SCI’s cash decreased by approximately $320,000.  Significant components of this decrease include: 1) net cash used in operating activities of approximately $12,200,000, 2) expenditures for equipment and patents of $134,000 and 3) the repayment of $5,000,000 in convertible debt; offset by approximately $17,000,000 in proceeds from the sale of stock and exercise of stock options and warrants.

Future Capital Requirements

Other than funding operating losses, funding its research and development program, and making required lease payments, CEL-SCI does not have any material capital commitments.  Material future liabilities as of September 30, 2012 are as follows:

	Years Ending September 30,
	Total	2013	2014	2015	2016	2017	2018 & thereafter

Operating Leases	$32,204,553	$1,999,557	$1,777,567	$1,785,873	$1,769,497	$1,746,328	$23,125,731

Employment Contracts	2,635,040	1,241,095	477,924	477,924	438,097	-	-

For additional information on employment contracts, see Item 11 of this report.

Further, CEL-SCI has contingent obligations with vendors for work that will be completed in relation to the Phase III trial.  The timing of these obligations cannot be determined at this time.  The amount of these obligations for the Phase III trial is approximately $25,000,000.

CEL-SCI will need to raise additional funds, either through the exercise of its outstanding warrants/options, through a debt or equity financing or a partnering arrangement, to complete the Phase III trial and bring Multikine to market.

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

Since all of CEL-SCI’s projects are under development, CEL-SCI cannot predict with any certainty the funds required for future research and clinical trials, the timing of future research and development projects, or when it will be able to generate any revenue from the sale of any of its products.

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

Stock Options and Warrants - Compensation cost for all stock-based awards is measured at fair value as of the grant date in accordance with the provisions of ASC 718. The fair value of the stock options is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires various judgmental assumptions including volatility, risk-free interest rate, and expected option life. The stock-based compensation cost is recognized on the accelerated method as expense over the requisite service or vesting period.

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

Asset Valuations and Review for Potential Impairments - CEL-SCI reviews its fixed assets and intangibles every fiscal quarter.  This review requires that CEL-SCI make assumptions regarding the value of these assets and the changes in circumstances that would affect the carrying value of these assets.  If such analysis indicates that a possible impairment may exist, CEL-SCI is then required to estimate the fair value of the asset and, as deemed appropriate, expense all or a portion of the asset. The determination of fair value includes numerous uncertainties, such as the impact of competition on future value. CEL-SCI believes that it has made reasonable estimates and judgments in determining whether its long-lived assets have been impaired; however, if there is a material change in the assumptions used in its determination of fair values or if there is a material change in economic conditions or circumstances influencing fair value, CEL-SCI could be required to recognize certain impairment charges in the future.  As a result of the reviews, no changes in asset values were required.

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

Derivative Instruments—CEL-SCI enters into financing arrangements that consist of freestanding derivative instruments or hybrid instruments that contain embedded derivative features.  CEL-SCI accounts for these arrangement in accordance with Codification 815-10-50, “Accounting for Derivative Instruments and Hedging Activities”, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock”, as well as related interpretations of these standards. In accordance with accounting principles generally accepted in the United States (“GAAP”), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the statement of financial position and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured.  When the fair value of embedded derivative features cannot be reliably measured, CEL-SCI measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings.  CEL-SCI determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument and precluding the use of “blockage” discounts or premiums in determining the fair value of a large block of financial instruments.  Fair value under these conditions does not necessarily represent fair value determined using valuation standards that give consideration to blockage discounts and other factors that may be considered by market participants in establishing fair value.

Accounting Pronouncements

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures”, which requires new disclosures for transfers in and out of Level 1 and Level 2 and activity in Level 3 of the fair value hierarchy. ASU 2010-06 requires separate disclosure of the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and a description of the reasons for the transfers. In the reconciliation for fair value measurements using Level 3 inputs, a reporting entity should present separately information about purchases, sales, issuances and settlements. ASU 2010-06 is effective for new disclosures and clarification of existing disclosures for interim and annual periods beginning after December 15, 2009 except for disclosures about purchases, sales, issuances and settlements in the Level 3 activity rollforward, which are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of ASU 2010-06 did not have a material impact on CEL-SCI’s financial statements.

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for interim and annual periods beginning after December 15, 2011.  The ASU is mainly the result of the joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and common disclosure requirements for fair value measurements. The ASU amends various fair value guidance such as requiring the highest-and-best-use and valuation-premise concepts only to measuring the fair value of nonfinancial assets and prohibits the use of blockage factors and control premiums when measuring fair value. In addition, the ASU expands disclosure requirements particularly for Level 3 inputs and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. CEL-SCI does not believe that this amendment will have a material impact on its financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. CEL-SCI enters into financing arrangements that are or include freestanding derivative instruments or that are, or include, hybrid instruments that contain embedded derivative features.  CEL-SCI does not enter into derivative instruments for trading purposes.  Additional information is presented in the notes to consolidated financial statements.  The fair value of these instruments is affected primarily by volatility of the trading prices of the CEL-SCI’s common stock.  For three years ended September 30, 2012, CEL-SCI recognized a gain of $1,911,683, $4,432,148 and $28,843,772, respectively, resulting from changes in fair value of derivative instruments.  CEL-SCI has exposure to risks associated with foreign exchange rate changes because some of the expenses related to the Phase III trial are transacted in a foreign currency.  The interest risk on investments on September 30, 2012 was considered immaterial due to the fact that the interest rates at that time were nominal at best and CEL-SCI keeps its cash and cash equivalents in short term maturities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the consolidated financial statements included with this Report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.	CONTROLS AND PROCEDURES

Under the direction and with the participation of CEL-SCI’s management, including CEL-SCI’s Chief Executive Officer and Chief Financial Officer, CEL-SCI carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2012.  CEL-SCI maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to CEL-SCI’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  CEL-SCI’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Principal Financial Officer has concluded that CEL-SCI’s disclosure controls were effective as of September 30, 2012.

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

Geert Kersten, CEL-SCI’s Chief Executive and Principal Financial Officer, evaluated the effectiveness of CEL-SCI’s internal control over financial reporting as of September 30, 2012 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of CEL-SCI’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, Mr. Kersten concluded that CEL-SCI’s internal control over financial reporting was effective as of September 30, 2012.

There was no change in CEL-SCI’s internal control over financial reporting that occurred during the fiscal year ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, CEL-SCI’s internal control over financial reporting.

CEL-SCI’s independent registered public accounting firm BDO USA, LLP has issued an attestation report on CEL-SCI’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
CEL-SCI Corporation
Vienna, Virginia

We have audited CEL-SCI Corporation’s internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CEL-SCI Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CEL-SCI Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of CEL-SCI Corporation as of September 30, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2012 and our report dated December 14, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Bethesda, Maryland
December 14, 2012

ITEM 9B.	OTHER INFORMATION

 None.

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

Name	Age	Position

Maximilian de Clara	82	Director and President
Geert R. Kersten, Esq.	53	Director, Chief Executive Officer and Treasurer
Patricia B. Prichep	61	Senior Vice President of Operations and Secretary
Dr. Eyal Talor	56	Chief Scientific Officer
Dr. Daniel H. Zimmerman	71	Senior Vice President of Research, Cellular Immunology
John Cipriano	70	Senior Vice President of Regulatory Affairs
Alexander G. Esterhazy	70	Director
Dr. C. Richard Kinsolving	76	Director
Dr. Peter R. Young	67	Director

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

Geert Kersten has served in his current leadership role at CEL-SCI since 1995. Mr. Kersten has been with CEL-SCI from the early days of its inception since 1987. He has been involved in the pioneering field of cancer immunotherapy for over two decades and has successfully steered CEL-SCI through many challenging cycles in the biotechnology industry.  Mr. Kersten also provides CEL-SCI with significant expertise in the fields of finance and law and has a unique vision of how CEL-SCI 's Multikine product could potentially change the way cancer is treated.  Prior to CEL-SCI, Mr. Kersten worked at the law firm of Finley & Kumble and worked at Source Capital, an investment banking firm located in McLean, VA.  He is a native of Germany, graduated from Millfield School in England, and completed his studies in the US. Mr. Kersten received his Undergraduate Degree in Accounting, and an M.B.A. from George Washington University, and a law degree (J.D.) from American University in Washington, DC.

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

Eyal Talor, Ph.D. joined CEL-SCI in October 1993. In October 2009, Dr. Talor was promoted to Chief Scientific Officer.  Prior to this promotion he was the Senior Vice President of Research and Manufacturing since March of 1994.  He is a clinical immunologist with over 19 years of hands-on management of clinical research and drug development for immunotherapy application; pre-clinical to Phase III, in the biopharmaceutical industry.  His expertise includes; biopharmaceutical R&D and Biologics product development, GMP (Good Manufacturing Practices) manufacture, Quality Control testing, and the design and building of GMP manufacturing and testing facilities.  He served as Director of Clinical Laboratories (certified by the State of Maryland) and has experience in the design of clinical trials (Phase I – III) and GCP (Good Clinical Practices) requirements.  He also has broad experience in the different aspects of biological assay development, analytical methods validation, raw material specifications, and QC (Quality Control) tests development under FDA/GMP, USP, and ICH guidelines.  He has extensive experience in the preparation of documentation for IND and other regulatory submissions.  His scientific area of expertise encompasses immune response assessment.  He is the author of over 25 publications and has published a number of reviews on immune regulations in relation to clinical immunology. Before coming to CEL-SCI, he was Director of R&D and Clinical Development at CBL, Inc., Principal Scientist - Project Director, and Clinical Laboratory Director at SRA Technologies, Inc. Prior to that he was a full time faculty member at The Johns Hopkins University, Medical Intuitions; School of Public Health.  He has invented technologies which are covered by two US patents; one on Multikine’s composition of matter and method of use in cancer, and one on a platform Peptide technology (‘Adapt’) for the treatment of autoimmune diseases, asthma, allergy, and transplantation rejection.  He also is responsible for numerous product and process inventions as well as a number of pending US and PCT patent applications.  He received his Ph.D. in Microbiology and Immunology from the University of Ottawa, Ottawa, Ontario, Canada, and had post-doctoral training in clinical and cellular immunology at The John Hopkins University, Baltimore, Maryland, USA.  He holds an Adjunct Associate teaching position at the Johns Hopkins University Medical Institutions.

Daniel H. Zimmerman, Ph.D., was CEL-SCI's Senior Vice President of Cellular Immunology between 1996 and December 2008 and again since November 2009.  He joined CEL-SCI in January 1996 as the Vice President of Research, Cellular Immunology. Dr. Zimmerman founded CELL-MED, Inc. and was its president from 1987-1995.  From 1973-1987, Dr. Zimmerman served in various positions at Electronucleonics, Inc. His positions included: Scientist, Senior Scientist, Technical Director and Program Manager. Dr Zimmerman held various teaching positions at Montgomery College between 1987 and 1995. Dr. Zimmerman has invented technologies which are covered by over a dozen US patents as well as many foreign equivalent patents. He is the author of over 40 scientific publications in the area of immunology and infectious diseases. He has been awarded numerous grants from NIH and DOD.  From 1969-1973, Dr. Zimmerman was a Senior Staff Fellow at NIH. For the following 25 years, he continued on at NIH as a guest worker. Dr. Zimmerman received a Ph.D. in Biochemistry in 1969, a Masters in Zoology in 1966 from the University of Florida and a B.S. in Biology from Emory and Henry College in 1963.

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

Alexander G. Esterhazy, Dr. C. Richard Kinsolving and Dr. Peter R. Young are independent directors as that term is defined in section 803 of the listing standards of the NYSE MKT.

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

CEL-SCI does not have any policy regarding the consideration of director candidates recommended by shareholders since a shareholder has never recommended a nominee to the Board of Directors and under Colorado law, any shareholder can nominate a person for election as a director at the annual shareholders’ meeting.  However, CEL-SCI’s Board of Directors will consider candidates recommended by shareholders.  To submit a candidate for the Board of Directors the shareholder should send the name, address and telephone number of the candidate, together with any relevant background or biographical information, to CEL-SCI’s Chief Executive Officer, at the address shown on the cover page of this report.  The Board has not established any specific qualifications or skills a nominee must meet to serve as a director.  Although the Board does not have any process for identifying and evaluating director nominees, the Board does not believe there would be any differences in the manner in which the Board evaluates nominees submitted by shareholders as opposed to nominees submitted by any other person.

CEL-SCI does not have a policy with regard to Board member’s attendance at annual meetings.  All Board members, with the exception of Maximilian de Clara and Alexander Esterhazy attended the last annual shareholder’s meeting held on May 18, 2012.

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

Review of Executive Officer Compensation

CEL-SCI’s current policy is that the various elements of the compensation package are not interrelated in that gains or losses from past equity incentives are not factored into the determination of other compensation.  For instance, if options that are granted in a previous year have an exercise price which is below the market price of CEL-SCI’s common stock, the Committee does not take that circumstance into consideration in determining the amount of the options or restricted stock to be granted the next year.  Similarly, if the options or restricted shares granted in a previous year become extremely valuable, the Committee does not take that into consideration in determining the options or restricted stock to be awarded for the next year.

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

In past years, base salaries, benefits and incentive compensation opportunities were generally targeted near the median of general survey market data derived from indices covering similar biotech/pharmaceutical companies.  The companies included Achillion Pharmaceuticals, Inc., Acura Pharmaceutical, Inc., Alimera Sciences, Inc., Agenus Inc., ARCA biopharma (ARCA Discovery), Cadence Pharmaceuticals, Inc., Chelsea Therapeutics, Inc., Cortex Pharmaceuticals, Inc., EpiCept Corp., IGI Laboratories Inc., NeurogesX, Inc., Orexigen Therapeutics Inc., Pharmacyclics, Inc., SCOLR Pharma, Inc., StemCells, Inc., Psychemedics Corporation, Nabi Biopharmaceuticals, NuPathe Inc., POZEN, Inc., Synta Pharmaceuticals, Sunesis Pharmaceuticals, CytRx Corporation, Novavax, and Ziopharm Oncology.  CEL-SCI has not used third party consultants to provide it with recommendations or reports.

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

The following table sets forth in summary form the compensation received by (i) the Chief Executive and Financial Officer of CEL-SCI and (ii) by each other executive officer of CEL-SCI who received in excess of $100,000 during the three fiscal years ended September 30, 2012.

				Restricted		All Other
				Stock	Option	Annual
Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Awards (3)	Awards (4)	Compensation (5)	Total
		$	$	$	$	$	$
Maximilian de Clara,	2012	363,000	--	--	200,863	102,591	666,454
President	2011	363,000	--	--	176,709	105,226	644,935
	2010	363,000	--	--	107,424	102,186	572,610

Geert R. Kersten,	2012	477,924	--	14,925	332,027	56,935	881,811
Chief Executive	2011	464,005	--	14,700	207,314	57,656	743,675
Officer and Treasurer	2010	454,009	220,995	11,025	128,909	55,309	870,247

Patricia B. Prichep	2012	210,133	--	12,968	156,715	6,031	385,847
Senior Vice President	2011	204,013	--	12,541	99,141	6,031	321,726
of Operations and Secretary	2010	199,898	--	11,790	64,455	6,027	282,170

Eyal Talor, Ph.D.	2012	259,417	--	9,600	140,564	6,031	415,612
Chief Scientific	2011	251,861	--	9,600	100,362	6,031	367,854
Officer	2010	239,868	--	15,623	64,455	6,027	325,973

Daniel Zimmerman,	2012	199,058	--	12,303	115,354	6,031	332,746
Ph.D. Senior Vice	2011	193,260	--	11,896	98,948	6,031	310,135
President of Research	2010	165,800	--	9,233	64,455	5,027	244,515
Cellular Immunology

John Cipriano	2012	184,236	--	--	76,515	31	260,782
Senior Vice President	2011	178,870	--	--	91,815	31	270,716
of Regulatory Affairs	2010	175,952	--	--	240,711	27	416,690

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)
During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.  In the case of all persons listed in the table, the shares were issued as CEL-SCI's contribution on behalf of the named officer to CEL-SCI's 401(k) retirement plan and restricted shares issued at the market price from the Stock Compensation Plan.  The value of all stock awarded during the periods covered by the table are calculated according to ASC 718-10-30-3 which represented the grant date fair value.

(4)	The fair value of all stock options granted during the periods covered by the table are calculated on the grant date in accordance with ASC 718-10-30-3 which represented the grant date fair value

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

Employee Pension, Profit Sharing or Other Retirement Plans

CEL-SCI has a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code and covering substantially all CEL-SCI’s employees.  CEL-SCI’s contribution to the plan is made in shares of CEL-SCI's common stock. Each participant's contribution is matched by CEL-SCI with shares of common stock which have a value equal to 100% of the participant's contribution, not to exceed the lesser of $1,000 or 6% of the participant's total compensation.  CEL-SCI's contribution of common stock is valued each quarter based upon the closing price of its common stock.  The fiscal 2012 expenses for this plan were $158,526.  Other than the 401(k) Plan, CEL-SCI does not have a defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors During Year Ended September 30, 2012

		Stock	Option
Name	Paid in Cash	Awards (1)	Awards (2)	Total

Maximilian de Clara	$40,000	$-	$200,863	$240,863
Geert Kersten	$40,000	$-	$332,027	$372,027
Alexander Esterhazy	$44,000	$-	$87,878	$131,878
C. Richard Kinsolving	$44,000	$-	$85,897	$129,897
Peter R. Young	$44,000	$-	$77,496	$121,496

(1)	The fair value of stock issued for services.

(2)	The fair value of options granted computed in accordance with ASC 718-10-30-3 on the date of grant which represents their grant date fair value.

Directors’ fees paid to Maximilian de Clara and Geert Kersten are also included in the Executive Compensation table.

Employment Contracts

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

In the event that there is a material reduction in Mr. de Clara's authority, duties or activities, or in the event there is a change in the control of CEL-SCI, the agreement allows Mr. de Clara to resign from his position at CEL-SCI and receive a lump-sum payment from CEL-SCI equal to 18 months salary ($544,500) and the unvested portion of any stock options would vest immediately ($288,272).  For purposes of the employment agreement, a change in the control of CEL-SCI means the sale of more than 50% of the outstanding shares of CEL-SCI's common stock, or a change in a majority of CEL-SCI's directors.

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

In the event that there is a material reduction in Mr. Kersten's authority, duties or activities, or in the event there is a change in the control of CEL-SCI, the agreement allows Mr. Kersten to resign from his position at CEL-SCI and receive a lump-sum payment from CEL-SCI equal to 24 months salary ($955,848) and the unvested portion of any stock options would vest immediately ($823,831).  For purposes of the employment agreement a change in the control of CEL-SCI means: (1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors.

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

In the event there is a change in the control of CEL-SCI, the employment agreements with Ms. Prichep and Dr. Talor allow Ms. Prichep and/or Dr. Talor (as the case may be) to resign from her or his position at CEL-SCI and receive a lump-sum payment from CEL-SCI equal to 18 months salary ($315,200 and $389,125 respectively). In addition, the unvested portion of any stock options held by the employee will vest immediately ($574,657 and $574,657 respectively). For purposes of the employment agreements, a change in the control of CEL-SCI means: (1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors.

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

Compensation Committee Interlocks and Insider Participation

CEL-SCI has a compensation committee comprised of Alexander Esterhazy, Dr. C. Richard Kinsolving and Dr. Peter Young, all of whom are independent directors.

During the year ended September 30, 2012, no director of CEL-SCI was also an executive officer of another entity, which had an executive officer of CEL-SCI serving as a director of such entity or as a member of the compensation committee of such entity.

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

Incentive Stock Option Plan. The Incentive Stock Option Plans authorize the issuance of shares of CEL-SCI's common stock to persons who exercise options granted pursuant to the Plans. Only CEL-SCI’s employees may be granted options pursuant to the Incentive Stock Option Plans.

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

Stock Bonus Plan. Under the Stock Bonus Plans shares of CEL-SCI’s common stock may be issued to CEL-SCI's employees, directors, officers, consultants and advisors, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with a capital-raising transaction or promoting CEL-SCI’s Common Stock.

Stock Compensation Plan.  Under the Stock Compensation Plan, shares of CEL-SCI’s common stock may be issued to CEL-SCI’s employees, directors, officers, consultants and advisors in payment of salaries, fees and other compensation owed to these persons.  However, bona fide services must be rendered by consultants or advisors and such services must not be in connection with the offer or sale of securities in a capital-raising transaction or promoting CEL-SCI’s Common Stock.

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

In the discretion of the Committee, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Committee may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plan or Stock Compensation Plan and any options granted pursuant to the Incentive Stock Option Plan or the Non-Qualified Stock Option Plans will be forfeited if the "vesting" schedule established by the Committee administering the Plans at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of CEL-SCI or the period of time a non-employee must provide services to CEL-SCI. At the time an employee ceases working for CEL-SCI (or at the time a non-employee ceases to perform services for CEL-SCI), any shares or options not fully vested will be forfeited and cancelled. At the discretion of the Committee payment for the shares of Common Stock underlying options may be paid through the delivery of shares of CEL-SCI's Common Stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of Common Stock may also be permitted at the discretion of the Committee.

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

Stock Options

The following tables show information concerning the options granted during the fiscal year ended September 30, 2012, to the persons named below:

Options Granted

	Grant	Options	Price Per	Expiration
Name	Date	Granted	Share	Date

Maximilian de Clara	12/05/11	471,999	$0.32	12/01/16
	05/18/12	375,000	$0.39	05/17/22

Geert Kersten	12/05/11	1,254,400	$0.32	12/01/16
	05/18/12	450,000	$0.39	05/17/22

Patricia B. Prichep	12/05/11	385,200	$0.32	12/01/16
	05/18/12	300,000	$0.39	05/17/22

Eyal Talor, Ph.D.	12/05/11	277,733	$0.32	12/01/16
	05/18/12	300,000	$0.39	05/17/22

Daniel Zimmerman, Ph.D.	12/05/11	252,000	$0.32	12/01/16
	05/18/12	225,000	$0.39	05/17/22

John Cipriano	12/05/11	16,000	$0.32	12/01/16
	05/18/12	225,000	$0.39	05/17/22

Options Cancelled

The following tables show information concerning the options cancelled during the fiscal year ended September 30, 2012, to the persons named below:

		Weighted	Weighted Average Remaining
	Total	Average	Contractual
Employee	Options	Exercise Price	Term (Years)

Maximilian de Clara	589,999	$1.12	1.37
Geert Kersten	1,568,000	$1.07	1.59
Patricia Prichep	481,500	$1.08	1.86
Eyal Talor	347,166	$1.06	1.99
Daniel Zimmerman	315,000	$1.05	1.74
John Cipriano	20,000	$0.61	2.75

Options Exercised

	Date of	Shares Acquired	Value
Name	Exercise	On Exercise	Realized

None	-	-	-

The following lists the outstanding options held by the persons named below:

	Shares Underlying Unexercised
	Options Which are:				Exercise	Expiration
Name	Exercisable		Unexercisable		Price	Date

Maximilian de Clara	50,000				0.48	09/21/15
	100,000				0.58	09/12/16
	200,000				0.63	09/13/17
	200,000				0.62	03/04/18
	1,436,250	(1)			0.25	04/23/19
	250,000				0.38	07/20/19
	166,667				0.48	07/20/20
	83,334				0.69	04/14/21
	471,999				0.32	12/01/16
	2,958,250
			500,000	(2)	0.38	07/06/19
			83,333		0.48	07/20/20
			166,666		0.69	04/14/21
			375,000		0.39	05/14/22
			1,124,999

Geert R. Kersten	1,890,000		0.22	04/01/13
	50,000		0.48	09/21/15
	200,000		0.58	09/12/16
	200,000		0.63	09/13/17
	200,000		0.62	03/04/18
	1,838,609	(1)	0.25	04/23/19
	300,000		0.38	07/20/19
	200,000		0.48	07/20/20
	100,000		0.69	04/14/21
	1,254,400		0.32	12/01/16
	6,233,009

	Shares Underlying Unexercised
	Options Which are:				Exercise	Expiration
Name	Exercisable		Unexercisable		Price	Date

Geert R. Kersten (cont’d)			4,000,000	(2)	0.38	07/06/2019
			100,000		0.48	07/20/2020
			200,000		0.69	04/14/2021
			450,000		0.39	05/17/2022
			4,750,000

Patricia B. Prichep	50,000				0.33	04/26/15
	243,000				0.22	04/01/13
	337,000				0.22	04/01/13
	30,000				0.48	09/21/15
	90,000				0.58	09/12/16
	100,000				0.63	09/13/17
	100,000				0.62	03/04/18
	717,096	(1)			0.25	04/23/19
	150,000				0.38	07/20/19
	100,000				0.48	07/20/20
	50,000				0.69	04/14/21
	385,200				0.32	12/01/16
	2,352,296

			3,000,000	(2)	0.38	07/06/19
			50,000		0.48	07/20/20
			100,000		0.69	04/14/21
			300,000		0.39	05/17/22
			3,450,000

Eyal Talor, Ph.D.	50,000				0.33	04/26/15
	374,166				0.22	04/01/13
	30,000				0.48	09/21/15
	80,000				0.58	09/12/16
	100,000				0.63	09/13/17
	100,000				0.62	03/04/18
	240,820	(1)			0.25	04/23/19
	150,000				0.38	07/20/19
	100,000				0.48	07/20/20
	50,000				0.69	04/14/21
	277,733				0.32	12/01/16
	1,552,719

	Shares Underlying Unexercised
	Options Which are:				Exercise	Expiration
Name	Exercisable		Unexercisable		Price	Date

Eyal Talor, Ph.D.			3,000,000	(2)	0.38	07/06/19
(cont’d)			50,000		0.48	07/20/20
			100,000		0.69	04/14/21
			300,000		0.39	05/17/22
			3,450,000

Daniel Zimmerman, Ph.D.	50,000				0.33	04/16/15
	392,000				0.22	04/01/13
	30,000				0.48	09/21/15
	60,000				0.58	09/12/16
	75,000				0.63	09/13/17
	75,000				0.62	03/04/18
	200,000	(3)			0.38	07/15/14
	100,000				0.48	07/20/20
	50,000				0.69	04/14/21
	252,000				0.32	12/01/16
	1,284,000
			50,000		0.48	07/20/20
			100,000		0.69	04/14/21
			225,000		0.39	05/17/22
			375,000

John Cipriano	30,000				0.48	09/21/15
	60,000				0.58	09/12/16
	75,000				0.63	09/13/17
	75,000				0.62	03/04/18
	100,000				1.93	09/30/19
	100,000				0.48	07/20/20
	50,000				0.69	04/14/21
	16,000				0.32	12/01/16
	506,000

			50,000		0.48	07/20/20
			100,000		0.69	04/14/21
			225,000		0.39	05/17/22
			375,000

(1)
Options awarded to employees who did not collect a salary, or reduced or deferred their salary between September 15, 2008 and June 30, 2009. For example, Mr. de Clara, Mr. Kersten and Ms. Prichep did not collect any salary between September 30, 2008 and June 30, 2009.

(2)
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

(3)	Options awarded to employee during the period that he was a consultant to CEL-SCI.

Summary. The following shows certain information as of September 30, 2012 concerning the stock options and stock bonuses granted by CEL-SCI.  Each option represents the right to purchase one share of CEL-SCI's common stock.

	Total	Shares
	Shares	Reserved for		Remaining
	Reserved	Outstanding	Shares	Options/Shares
Name of Plan	Under Plans	Options	Issued	Under Plans

Incentive Stock Option Plans	21,100,000	10,668,275	N/A	8,945,225
Non-Qualified Stock Option Plans	37,760,000	26,803,813	N/A	4,888,738
Bonus Plans	15,940,000	N/A	8,198,786	7,738,926
Stock Compensation Plan	13,500,000	N/A	6,386,531	7,113,469

Of the shares issued pursuant to CEL-SCI's Stock Bonus Plans 2,175,117 shares were issued as part of CEL-SCI's contribution to its 401(k) plan.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to CEL-SCI’s Incentive and Non-Qualified Stock Option Plans as of September 30, 2012, CEL-SCI’s most recent fiscal year end. CEL-SCI's Incentive and Non-Qualified Stock Option Plans have been approved by CEL-SCI's shareholders.

	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	For Future IssuanceWeighted Average Exercise Price of of Outstanding Options	Remaining Available Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)

Plan category

Incentive Stock	10,668,275	$0.36	8,945,225
Option Plans

Non-Qualified Stock	26,803,813	$0.42	4,888,738
Option Plans

Long Term Incentive Plans - Awards in Last Fiscal Year

See footnote 6 to the financial statements included as part of this report.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of November 30, 2012, information with respect to the only persons owning beneficially 5% or more of CEL-SCI’s outstanding common stock and the number and percentage of outstanding shares owned by each director and officer of CEL-SCI and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address	Number of Shares (1)	Percent of Class (3)

Maximilian de Clara	6,707,023	2.40%
Bergstrasse 79
6078 Lungern,
Obwalden, Switzerland

Geert R. Kersten	9,678,103	3.50%
8229 Boone Blvd., Suite 802
Vienna, VA 22182

Patricia B. Prichep	3,238,775	1.20%
8229 Boone Blvd., Suite 802
Vienna, VA 22182

Eyal Talor, Ph.D.	2,045,828	0.70%
8229 Boone Blvd., Suite 802
Vienna, VA 22182

Daniel H. Zimmerman, Ph.D.	1,675,091	0.60%
8229 Boone Blvd., Suite 802
Vienna, VA 22182

John Cipriano	506,000	0.20%
8229 Boone Blvd., Suite 802
Vienna, VA 22182

Alexander G. Esterhazy	1,070,489	0.40%
20 Chemin du Pre-Poiset
CH- 1253 Vandoeuvres
Geneve, Switzerland

C. Richard Kinsolving, Ph.D.	1,246,247	0.50%
P.O. Box 20193
Bradenton, FL 34204-0193

Peter R. Young, Ph.D.	1,087,757	0.40%
2500 Marketplace Drive, Unit 431
Waco, TX 76711

All Officers and Directors	27,255,313	9.30%
as a Group (9 persons)

(1)	Includes shares issuable prior to February 28, 2013 upon the exercise of options or warrants granted to the following persons:

Options or Warrants Exercisable Prior to
Name	February 28, 2013

Maximilian de Clara	6,455,789
Geert R. Kersten	6,233,009
Patricia B. Prichep	2,352,296
Eyal Talor, Ph.D.	1,552,719
Daniel Zimmerman	1,284,000
John Cipriano	506,000
Alexander G. Esterhazy	837,332
C. Richard Kinsolving, Ph.D.	944,000
Peter R. Young, Ph.D.	839,999

(2)	Amount includes shares held in trust for the benefit of Mr. Kersten's minor children. Geert R. Kersten is the stepson of Maximilian de Clara.

(3)
Amount includes shares referred to in (1) above but excludes shares which may be issued upon the exercise or conversion of other options, warrants and other convertible securities previously issued by CEL-SCI.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA, LLP served as CEL-SCI’s independent registered public accountant for the two years ended September 30, 2012.  The following table shows the aggregate fees billed to CEL-SCI for these years by BDO USA, LLP:

	Year Ended September 30,
	2012	2011

Audit Fees	$289,000	$237,835
Audit-Related Fees	-	-
Tax Fees	-
All Other Fees	-	$4,370

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
Incorporated by reference to Exhibit 10 of CEL-SCI’s report on Form 8-K dated April 18, 2007.

Exhibits

10(i)	Warrant Adjustment Agreement with Laksya Ventures	Incorporated by reference to Exhibit 10(i) of CEL-SCI’s report on Form 8-K dated August 3, 2010.

10(j)	Employment Agreement with Patricia Prichep	Incorporated by reference to Exhibit 10(j) of CEL-SCI’s report on Form 8-K dated August 30, 2010.

10(k)	Employment Agreement with Eyal Taylor	Incorporated by reference to Exhibit 10(k) of CEL-SCI’s report on Form 8-K dated August 30, 2010.

10(l)	Amendment to Employment Agreement with Maximilian de Clara	Incorporated by reference to Exhibit 10(l) of CEL-SCI’s report on Form 8-K dated August 30, 2010.

10(m)	Amendment to Development Supply and Distribution Agreement with Orient Europharma. (part of Exhibit 10(m) has been omitted pursuant to a request for confidential treatment).	Incorporated by reference to Exhibit 10(m) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(n)	Licensing Agreement with Teva Pharmaceutical Industries Ltd. (parts of Exhibit 10(n) have been omitted pursuantto a request for confidential treatment.)	Incorporated by reference to Exhibit 10(n) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(o)	Lease Agreement (parts of Exhibit 10(o) have been omitted pursuant to a request for confidential treatment).	Incorporated by reference to Exhibit 10(o) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(p)	Loan Agreements with Maximilian de Clara	Incorporated by reference to Exhibit 10(p) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(q)	Licensing Agreement with Byron Biopharma	Incorporated by reference to Exhibit 10(i) of CEL-SCI’s report on Form 8-K dated March 27, 2009.

10(r)	At Market Issuance Sales Agreement with McNicoll, Lewis & Vlak LLC	Incorporated by reference to Exhibit 10(r) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(z)	Development, Supply and Distribution Agreement with Orient Europharma	Incorporated by reference to Exhibit 10 (z) filed with CEL-SCI’s report on Form 10-K for the year ended September 30, 2003.

Exhibits

10(za)	Employment Agreement with Geert Kersten	Incorporated by reference to Exhibit 10(za) to CEL-SCI’s report on Form 8-K dated September 1, 2011.

10(aa)	Securities Purchase Agreement and form of the Series F warrants, which is and exhibit to the Securities Purchase Agreement.	Incorporated by reference to Exhibit 10(aa) of CEL-SCI’s report on Form 8-K dated October 3, 2011.

10(bb)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(bb) of CEL-SCI’s report on Form 8-K dated October 3, 2011.

10(cc)	Securities Purchase Agreement, together with the form of the Series H warrant, which is an exhibit to the securities Purchase Agreement.	Incorporation by reference to Exhibit 10(cc) of CEL-SCI’s report on Form 8-K dated January 25, 2012.

10(dd)	Placement Agent Agreement	Incorporation by reference to Exhibit 10(dd) of CEL-SCI’s report on Form 8-K dated January 25, 2012.

10(ee)	Warrant Amendment Agreement, together with the form of the Series P warrant, which is an exhibit to the Warrant Amendment Agreement.	Incorporation by reference to Exhibit 10(ee) of CEL-SCI’s report on Form 8-K dated February 10, 2012.

10(ff)	Placement Agent Agreement	Incorporation by reference to Exhibit 10(ff) of CEL-SCI’s report on Form 8-K dated February 10, 2012.

10(gg)	Securities Purchase Agreement and the form of the Series Q warrant, which is an exhibit to the Securities Purchase Agreement.	Incorporation by reference to Exhibit 10(gg) of CEL-SCI’s report on Form 8-K dated June 18, 2012.

10(hh)	Placement Agent Agreement	Incorporation by reference to Exhibit 10(hh) of CEL-SCI’s report on Form 8-K dated June 18, 2012.

23.1	Consent of BDO USA, LLP

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

CEL-SCI CORPORATION

Consolidated Financial Statements for the Years

Ended September 30, 2012, 2011 and 2010, and

Report of Independent Registered Public Accounting Firm

CEL-SCI CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
CEL-SCI Corporation
Vienna, Virginia

We have audited the accompanying consolidated balance sheets of CEL-SCI Corporation as of September 30, 2012 and 2011 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CEL-SCI Corporation at September 30, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CEL-SCI Corporation’s internal control over financial reporting as of September 30, 2012 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 14, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Bethesda, Maryland
December 14, 2012

CEL-SCI CORPORATION
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2012 and 2011

	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$3,941,042	$4,260,594
Receivables	158,614	457,337
Prepaid expenses	1,306,041	2,028,531
Inventory used for R&D and manufacturing	1,384,484	1,571,182
Deferred rent - current portion	651,768	703,274
Total current assets	7,441,949	9,020,918

RESEARCH AND OFFICE EQUIPMENT AND LEASEHOLD IMPROVEMENTS - less accumulated depreciation and amortization of $2,711,792 and $3,034,018	630,948	1,032,881

PATENT COSTS -- less accumulated amortization of $1,313,046 and $1,287,323	384,278	414,158

DEFERRED RENT - net of current portion	5,939,358	6,486,566

DEPOSITS	1,670,917	1,670,917

TOTAL ASSETS	$16,067,450	$18,625,440

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$592,867	$738,951
Accrued expenses	191,214	290,220
Due to employees	20,178	22,789
Related party loan	1,104,057	1,104,057
Deferred rent - current portion	4,195	-
Convertible note	-	4,999,000
Derivative instruments - current portion	-	69,552
Total current liabilities	1,912,511	7,224,569

Derivative instruments - net of current portion	6,983,690	2,192,521
Deferred revenue	126,500	125,000
Deferred rent - net of current portion	12,317	4,526
Deposits held	5,000	-
Total liabilities	9,040,018	9,546,616

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY

Preferred stock, $.01 par value--authorized 200,000 shares, issued and outstanding, -0-	-	-

Common stock, $.01 par value--authorized 600,000,000 shares; 273,113,332 issued and outstanding as of September 30, 2012 and authorized 450,000,000 shares; 214,723,023 shares issued and outstanding at September 30, 2011	2,731,133	2,147,230
Additional paid-in capital	207,285,920	194,443,905
Accumulated deficit	(202,989,621)	(187,512,311)
Total stockholders' equity	7,027,432	9,078,824

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$16,067,450	$18,625,440

See notes to consolidated financial statements.

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2012, 2011 and 2010

	2012	2011	2010

GRANT INCOME AND OTHER	$254,610	$956,154	$153,300

OPERATING EXPENSES:
Research and development (excluding R&D depreciation of
$445,710, $438,738 and $434,030 respectively, included below )	10,368,695	11,745,629	11,911,626
Depreciation and amortization	533,468	531,316	516,117
General & administrative	6,595,287	6,664,883	6,285,810

Total operating expenses	17,497,450	18,941,828	18,713,553

OPERATING LOSS	(17,242,840)	(17,985,674)	(18,560,253)

OTHER EXPENSES	-	(12,000,000)	-

GAIN ON DERIVATIVE INSTRUMENTS	1,911,683	4,432,148	28,843,772

INTEREST INCOME	116,061	164,163	362,236

INTEREST EXPENSE	(262,214)	(322,980)	(162,326)

NET (LOSS) INCOME	(15,477,310)	(25,712,343)	10,483,429

ISSUANCE OF ADDITIONAL SHARES DUE TO RESET PROVISIONS	(250,000)	-	-
MODIFICATIONS OF WARRANTS	(325,620)	(1,068,369)	(1,532,456)
INDUCEMENT WARRANTS	(1,593,000)

NET (LOSS) INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(17,645,930)	$(26,780,712)	$8,950,973

NET (LOSS) INCOME PER COMMON SHARE

BASIC	$(0.07)	$(0.13)	$0.04

DILUTED	$(0.07)	$(0.15)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING

BASIC	251,836,540	208,488,987	202,102,859

DILUTED	251,836,540	208,488,987	202,102,859

See notes to consolidated financial statements.

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2012, 2011 and 2010

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, SEPTEMBER 30, 2009	191,972,021	$1,919,720	$173,017,978	$(166,097,054)	$8,840,644

401(k) contributions paid in common stock	182,233	1,822	110,503	-	112,325
Exercise of w arrants and stock options	12,249,441	122,495	6,186,379	-	6,308,874
Stock issued to nonemployees for service	465,158	4,652	1,236,374	-	1,241,026
Exercise of derivative liabilities	-	-	5,510,490	-	5,510,490
Extension of options issued to consultants	-	-	15,477	-	15,477
Extension of options issued to employees	-	-	212,444	-	212,444
Employee option cost	-	-	1,316,399	-	1,316,399
Adoption of ASC 815-40	-	-	-	(6,186,343)	(6,186,343)
Net income	-	-	-	10,483,429	10,483,429

BALANCE, SEPTEMBER 30, 2010	204,868,853	2,048,689	187,606,044	(161,799,968)	27,854,765

Sale of stock	7,424,982	74,250	3,862,034	-	3,936,284
401(k) contributions paid in common stock	294,309	2,943	147,922	-	150,865
Exercise of w arrants and stock options	1,786,599	17,866	661,722	-	679,588
Stock issued to nonemployees for service	348,280	3,482	210,641	-	214,123
Dismissal of liability for overpayment	-	-	81,395	-	81,395
Exercise of derivative liabilities	-	-	202,830	-	202,830
Extension of options issued to consultants	-	-	30,186	-	30,186
Extension of options issued to employees	-	-	105,802	-	105,802
Employee option cost	-	-	1,535,329	-	1,535,329
Net loss	-	-	-	(25,712,343)	(25,712,343)

BALANCE, SEPTEMBER 30, 2011	214,723,023	2,147,230	194,443,905	(187,512,311)	9,078,824

Sale of stock	46,166,668	461,666	13,827,852	-	14,289,518
Issuance of w arrants in connection with sale of common stock	-	-	(6,706,667)	-	(6,706,667)
401(k) contributions paid in common stock	426,265	4,263	150,253	-	154,516
Exercise of w arrants and stock options	10,191,195	101,912	2,562,627	-	2,664,539
Stock issued to nonemployees for service	1,606,181	16,062	542,230	-	558,292
Exercise of derivative liabilities	-	-	122,367	-	122,367
Extension of options issued to consultants	-	-	54,789	-	54,789
Extension of options issued to employees	-	-	36,990	-	36,990
Employee option cost	-	-	2,229,326	-	2,229,326
Non-employee option cost	-	-	22,248	-	22,248
Net loss	-	-	-	(15,477,310)	(15,477,310)

BALANCE, SEPTEMBER 30, 2012	273,113,332	$2,731,133	$207,285,920	$(202,989,621)	$7,027,432

See notes to consolidated financial statements.

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2012, 2011 and 2010

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(15,477,310)	$(25,712,343)	$10,483,429
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	533,468	531,316	516,117
Issuance of common stock, warrants and options for services	527,207	214,123	1,241,026
Issuance of convertible notes and preferred stock in legal settlement	-	9,000,000	-
Amortization of loan premium	-	-	(3,282)
Extension of options issued to consultants	54,789	30,186	15,477
Extension of options issued to employees	36,990	105,802	212,444
Employee option cost	2,229,326	1,535,329	1,316,399
Common stock contributed to 401(k) plan	154,516	150,865	112,325
Impairment loss on abandonment of patents	44,921	9,016	13,877
Loss on retired equipment	9,399	2,828	2,323
Deferred rent	-	(3,699)	(6,080)
Gain on derivative instruments	(1,911,683)	(4,432,148)	(28,843,772)
(Increase)/decrease in assets:
Deposits	-	(1,670,917)	1,585,064
Receivables	298,723	(457,337)	-
Deferred rent	598,714	629,682	955,842
Prepaid expenses	775,823	(1,729,812)	(258,747)
Inventory used for R&D and manufacturing	186,698	(94,948)	(1,076,760)
Increase/(decrease) in liabilities:
Accounts payable	(168,463)	(788,254)	693,799
Accrued expenses	(99,006)	147,919	125,031
Deferred revenue	1,500	-	125,000
Due to employees	(2,611)	(23,019)	(3,719)
Deferred rent	11,986	-	-
Deposits held	5,000	-	(10,000)
Net cash used in operating activities	(12,190,013)	(22,555,411)	(12,804,207)

CASH FLOWS FROM INVESTING ACTIVITIES:
Additional investment in manufacturing facility	-	-	(32,059)
Decrease in restricted cash	-	21,357	47,195
Purchases of equipment	(54,637)	(216,761)	(493,736)
Expenditures for patent costs	(78,959)	(122,706)	(25,340)
Net cash used in investing activities	(133,596)	(318,110)	(503,940)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	14,289,518	3,936,284	-
Proceeds from exercise of warrants and stock options	2,664,539	679,588	6,308,874
Payments for repurchase of preferred stock	-	(4,050,000)	-
Payments on convertible debt	(4,950,000)	-	-

Net cash provided by financing activities	12,004,057	565,872	6,308,874

NET DECREASE IN CASH AND CASH EQUIVALENTS	(319,552)	(22,307,649)	(6,999,273)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	4,260,594	26,568,243	33,567,516

CASH AND CASH EQUIVALENTS, END OF YEAR	$3,941,042	$4,260,594	$26,568,243

CEL-SCI CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2012, 2011 and 2010

	2012	2011	2010
ISSUANCE OF WARRANTS:
Increase in derivative liabilities	$(6,706,667)	$-	$-
Decrease in additional paid-in capital	6,706,667	-	-
	$-	$-	$-

ISSUANCE OF ADDITIONAL SHARES
Increase in common stock	$(8,333)	$-	$-
Increase additional paid-in capital	(241,667)	-	-
Decrease additional paid-in capital	250,000	-	-
	$-	$-	$-

EXERCISE OF DERIVATIVE LIABILITIES
Decrease in derivative liabilities	$122,367	$202,830	$5,510,490
Increase in additional paid-in capital	(122,367)	(202,830)	(5,510,490)
	$-	$-	$-

MODIFICATION OF WARRANTS:
Increase in additional paid in capital	$(325,620)	$(1,068,369)	$(1,532,456)
Decrease in additional paid-in capital	325,620	1,068,369	1,532,456
	$-	$-	$-

INDUCEMENT WARRANTS
Increase in additional paid in capital	$(1,593,000)	$-	$-
Decrease in additional paid-in capital	1,593,000	-	-
	$-	$-	$-

ISSUANCE OF COMMON STOCK FOR PREPAID SERVICES
Increase in additional paid in capital	$(53,333)	$-	$-
Increase in prepaid expenses	53,333	-	-
	$-	$-	$-

PATENT COSTS INCLUDED IN ACCOUNTS PAYABLE:
Increase in patent costs	$22,379	$28,531	$-
Increase in accounts payable	(22,379)	(28,531)	-
	$-	$-	$-

EQUIPMENT COSTS INCLUDED IN ACCOUNTS PAYABLE:
Increase in research and office equipment	$-	$1,291	$10,436
Increase in accounts payable	-	(1,291)	(10,436)
	$-	$-	$-

ADOPTION OF ASC 815-40:
Increase in derivative liabilities	$-	$-	$(6,186,343)
Increase in accumulated deficit	-	-	6,186,343
	$-	$-	$-

DISMISSAL OF LIABILITY FOR OVERPAYMENT:
Decrease in accrued expenses	$-	$81,395	$-
Increase in additional paid-in capital	-	(81,395)	-
	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash expenditure for interest expense	$377,715	$195,980	$162,326

See notes to consolidated financial statements.

CEL-SCI CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CEL-SCI Corporation (the “Company”) was incorporated on March 22, 1983, in the state of Colorado, to finance research and development in biomedical science and ultimately to engage in marketing and selling products.

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

c.
Prepaid Expenses and Inventory--Prepaid expenses are payments for services to be rendered over a long period and are expensed over the time period for which the service is rendered.  Inventory consists of manufacturing production advances and bulk purchases of laboratory supplies to be consumed in the manufacturing of the Company’s product for clinical studies.  Inventories are stated at the lower of cost or market, where cost is determined using the first-in, first out method applied on a consistent basis.

d.	Deposits--The deposit is for the manufacturing facility required by the lease agreement.

e.
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

f.
Patents--Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years).  In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment to the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset.  The amount of the impairment loss is the difference between the estimated fair value of the asset and its carrying value.

g.
Deferred Rent-- Consideration paid, including deposits, related to operating leases are recorded as deferred rent asset and amortized as rent expense over the lease term. Interest on the deferred rent is calculated at 3% on the funds deposited on the manufacturing facility and is included in deferred rent.  This interest income will be used to offset future rent.

h.
Deferred Rent (liability)-- Certain of the Company’s operating leases provide for minimum annual payments that adjust over the life of the lease.  The aggregate minimum annual payments are expensed on the straight-line basis over the minimum lease term. The Company recognizes a deferred rent liability for rent escalations when the amount of straight-line rent exceeds the lease payments, and reduces the deferred rent liability when the lease payments exceed the straight-line rent expense.  For tenant improvement allowances and rent holidays, the Company records a deferred rent liability and amortizes the deferred rent over the lease term as a reduction to rent expense.

i.
Derivative Instruments--The Company entered into financing arrangements that consisted of freestanding derivative instruments or were hybrid instruments that contained embedded derivative features.  The Company accounted for these arrangements in accordance with Codification 815, “Derivatives and Hedging”. In accordance with accounting principles generally accepted in the United States (“GAAP”), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the Company’s balance sheet and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured.  When the fair value of embedded derivative features cannot be reliably measured, the Company measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings.  The Company determined the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument and precluding the use of “blockage” discounts or premiums in determining the fair value of a large block of financial instruments.  Fair value under these conditions does not necessarily represent fair value determined using valuation standards that give consideration to blockage discounts and other factors that may be considered by market participants in establishing fair value.

j.
Research and Development Grant Revenues-- The Company's grant arrangements are handled on a reimbursement basis. Grant revenues under the arrangements are recognized as grant revenue when costs are incurred.

k.	Research and Development Costs--Research and development expenditures are expensed as incurred.

l.
Net (Loss) Income Per Common Share--Net (loss) income per common share is computed by dividing the net (loss) income by the weighted average number of common shares outstanding during the period.  Potentially dilutive common stock equivalents, including convertible preferred stock, convertible debt, warrants and options to purchase common stock, are included in the calculation of diluted net (loss) income per share unless the result is antidilutive.

m.
Concentration of Credit Risk--Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents.  The Company maintains its cash and cash equivalents with high quality financial institutions.  At times, these accounts may exceed federally insured limits.  The Company has not experienced any losses in such bank accounts.  The Company believes it is not exposed to significant credit risk related to cash and cash equivalents.  All non-interest bearing cash balances were fully insured at September 30, 2012 due to a temporary federal program in effect from December 31, 2010 through December 31, 2012. Under the program, there is no limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert to $250,000 per depositor at each financial institution, and non-interest bearing cash balances may again exceed federally insured limits.

n.
Income Taxes--The Company uses the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.

o.
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

p.
Fair Value Measurements--During the year ended September 30, 2012, the Company adopted FASB Issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for interim and annual periods beginning after December 15, 2011.  The ASU amends various fair value guidance such as requiring the highest-and-best-use and valuation-premise concepts only to measuring the fair value of nonfinancial assets and prohibits the use of blockage factors and control premiums when measuring fair value. In addition, the ASU expands disclosure requirements particularly for Level 3 inputs and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. This adoption of this ASU did not have a material impact on the Company’s financial statements.

q.
Stock-Based Compensation--Compensation cost for all stock-based awards is measured at fair value as of the grant date. The fair value of our stock options is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires various highly judgmental assumptions including volatility, risk-free interest rate, and expected option life. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense for new awards may differ materially in the future from that recorded in the current period.

The Company’s stock options are not transferable, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price.  The Company has based its assumption for stock price volatility on the variance of daily closing prices of the Company’s stock.  The risk-free interest rate assumption was based on the US Treasury rate at date of the grant with term equal to the expected life of the option. Historical data was used to estimate option exercise and employee termination within the valuation model.  The expected term of options represents the period of time that options granted are expected to be outstanding and has been determined based on an analysis of historical exercise behavior. The expected dividend yield was 0%.  No discount was applied to the value of the grants for non-transferability or risk of forfeiture.

r.	Reclassification -- Certain prior year items have been reclassified to conform to the current year presentation.

2.     DERIVATIVES LIABILITIES, WARRANTS AND OTHER OPTIONS

 Below is a chart showing the derivative liabilities, the number of warrants and other options outstanding at September 30, 2012:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrant	Exercise Price	Expiration Date	Reference

Series K	8/4/06	-	-	-	1
Series N	8/18/08	5,187,709	0.30	8/18/14	1
Series A	6/24/09	1,303,472	0.50	12/24/14	1
Schleuning (Series A)	7/8/09	167,500	0.50	01/08/15	1
Series B	9/4/09	500,000	0.68	9/4/14	1
Series C	8/20/09 - 8/26/09	4,634,886	0.55	2/20/15	1
Series E	9/21/09	714,286	1.75	8/12/14	1
Series F	10/6/11	12,000,000	0.40	10/6/14	1
Series G	10/6/11	666,667	0.40	8/12/14	1
Series H	1/26/12	12,000,000	0.50	8/1/15	1
Series Q	6/21/12	12,000,000	0.50	12/22/15	1
Series L	4/18/07	250,000	0.75	4/17/14	2
Series L (repriced)	4/18/07	1,000,000	0.34	4/17/13	2
Series M (modified)	4/18/07	6,000,000	0.34	7/31/14	2
Series O	3/6/09	-	-	-	3
Series P	2/10/12	5,900,000	0.45	3/6/17	3
Private Investors	5/30/03 - 6/30/09	8,609,375	0.47 – 1.25	5/30/13 - 7/18/14	4
Warrants held by Officer and Director	6/24/09 - 7/6/09	3,497,539	0.40 – 0.50	12/24/14 - 1/6/15	5
Consultants	5/22/03 - 3/6/12	937,500	0.28 – 2.00	5/22/13 - 3/5/17	6

1.     Derivative Liabilities

See below for details of the balances of derivative instruments at September 30, 2012 and 2011.

	September 30, 2012	September 30, 2011

Series K warrants	$-	$69,552
Series A through E	786,989	1,375,458
Series N	830,034	817,063
Series F and G warrants	1,646,667	-
Series H warrants	1,800,000	-
Series Q warrants	1,920,000	-
Convertible notes issued in settlement (Note 13)	-	4,999,000
Total derivative liabilities	$6,983,690	$7,261,073

The Company reviews all outstanding warrants in accordance with the requirements of Codification 815, “Derivatives and Hedging”.  This topic provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  The warrant agreements provide for adjustments to the exercise price for certain dilutive events, which includes an adjustment to the number of shares issuable upon the exercise of the warrant in the event that the Company makes certain equity offerings in the future at a price lower than the exercise prices of the warrant instruments.  Under the provisions of Codification 815, the warrants are not considered indexed to the Company’s stock because future equity offerings or sales of the Company’s stock are not an input to the fair value of a “fixed-for-fixed” option on equity shares, and equity classification is therefore precluded.

Series K and Series A through E Warrants

The Company accounted for the Series K and A through E Warrants as derivative liabilities in accordance with Codification 815, “Derivative Instruments and Hedging Activities”. In accordance with Codification 815, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding. These warrants do not qualify for equity accounting and must be accounted for as a derivative liability  since the Warrant Agreement provides the holder with the right, at its option, to require the Company to a cash settlement of the warrants at Black-Scholes value in the event of a Fundamental Transaction, as defined in the Warrant Agreement.  Since the occurrence of a Fundamental Transaction is not entirely within the Company’s control, there exist circumstances that would require net-cash settlement of the warrants while holders of shares would not receive a cash settlement.

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

In February 2012, all Series K warrants were exercised, and the Company received $927,359 from the exercise of Series K warrants to purchase 3,091,195 of the Company’s common shares. As of September 30, 2012, no Series K warrants are outstanding and no liability is recorded.  When the warrants were exercised, the value of the warrants was converted from derivative liabilities to equity.  For the year ended September 30, 2012, Series K warrants transferred to equity totaled $122,367.  During the year ended September 30, 2011, no Series K warrants were exercised.  During the year ended September 30, 2010, 1,335,221 Series K warrants, on which the Company recognized a gain on exercise of $280,223, were exercised.

During the year ended September 30, 2012, the Company recorded a loss of $21,903 from the exercise and mark to market on the remaining Series K warrants. During the years ended September 30, 2011 and 2010, the Company recorded a gain of $932,950 and $2,856,355, respectively, on the remaining Series K warrants.

During the years ended September 30, 2012, 2011 and 2010, the Company recorded a gain of $588,469 $2,225,887 and $12,993,883, respectively, on the Series A through E derivative instruments.

In June 2009, the Company issued 10,116,560 Series A warrants exercisable at $0.50 per share in connection with a financing.  The cost of the warrants of $2,775,021 was recorded as a debit to additional paid in capital and a credit to derivative liabilities.  As of September 30, 2012, 1,303,472 of these warrants remained outstanding.  In accordance with Codification 815, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of September 30, 2012 and 2011, the fair value of these derivative liabilities totaled $156,417 and $260,694, respectively.

During the years ended September 30, 2012 and 2011, no Series A warrants were exercised.  During the year ended September 30, 2010, 8,813,088 Series A warrants were exercised, on which the Company recognized a gain of $8,433,451.  When the warrants were exercised, the value of these warrants was converted from derivative liabilities to equity.

In July 2009, the Company issued warrants to a private investor.  The 167,500 warrants were issued with an exercise price of $0.50 per share and valued at $43,550 using the Black Scholes method. The cost of the warrants was accounted for as a debit to additional paid in capital and a credit to derivative liabilities. As of September 30, 2012, 167,500 warrants remained outstanding.  In accordance with Codification 815, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of September 30, 2012 and 2011, the fair value of these derivative liabilities totaled $20,100 and $33,500, respectively.

In connection with a loan, received and fully repaid in a prior period, the Company issued 500,000 Series B warrants with an exercise price of $0.68 per share.   As of September 30, 2012, 500,000 Series B warrants remained outstanding.  In accordance with Codification 815, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of September 30, 2012 and 2011, the fair value of the remaining derivative liabilities totaled $40,000 and $90,000, respectively.

In connection with an August 2009 financing, the Company issued 5,392,218 Series C warrants exercisable at $0.55 per share.  As of September 30, 2012, 4,634,886 of these warrants remained outstanding.  In accordance with Codification 815, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of September 30, 2012 and 2011, the fair value of these derivative liabilities totaled $556,186 and $926,977, respectively.

During the years ended September 30, 2012, 2011 and 2010, 0, 757,331 and 0 Series C warrants were exercised, respectively.   The Company recognized a gain on exercise of $0, $232,891 and $0, respectively.  When the warrants were exercised, the value of these warrants was converted from derivative liabilities to equity.  Series C warrants transferred to equity totaled $0, $202,830 and $0 during the years ended September 2012, 2011 and 2010, respectively.

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

As of September 30, 2012, 714,286 Series E warrants remained outstanding.  In accordance with Codification 815, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of September 30, 2012 and 2011, the fair value of these derivative liabilities totaled $14,286 and $64,287, respectively.

Series N Warrants

In August 2008 and June 2009, 3,890,782 Series N warrants were issued to two investors in connection with a financing and a reset provision. In October 2011, the 3,890,782 warrants held by the investors were reset from $0.40 to $0.30.  In addition, the investors were issued 1,296,927 warrants exercisable at $0.30 per share at an initial cost of $220,478.  The cost was accounted for as a debit to loss on derivatives and a credit to derivative liabilities.

As of September 30, 2012, 5,187,709 Series N warrants remained outstanding.  In accordance with Codification 815, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of September 30, 2012 and 2011, the fair value of these derivative liabilities totaled $830,034 and $817,063, respectively.   During the years ended September 30, 2012, 2011 and 2010, the Company recorded a gain of $207,507, $1,089,420 and $4,279,860, respectively, on the Series N derivative instruments.

Series F and G warrants

In October 2011, the Company issued 12,000,000 Series F warrants with an exercise price of $0.40 per share at any time prior to October 6, 2014 in connection with a financing.  The Company also issued 666,667 Series G warrants with an exercise price of $0.40 per share to the placement agent for this offering.  The Series G warrants are exercisable at any time prior to August 12, 2014. In accordance with ASC 815, derivative liabilities must be measured at fair value upon issuance and revalued at the end of each reporting period through their expiration.   Any change in fair value between the respective reporting dates shall be recognized as gain or loss.  The initial cost of the warrants of $2,146,667 was recorded as a debit to additional paid in capital and a credit to derivative liabilities. As of September 30, 2012, the value of the derivative liabilities totaled $1,646,667. During the year ended September 30, 2012 the Company recorded a gain of $500,000 on the Series F and G derivative instruments.

Series H Warrants

In January 2012, the Company issued 12,000,000 Series H warrants with an exercise price of $0.50 per share at any time on or after August 1, 2012 and prior to August 1, 2015 in connection with a financing.  The Company accounted for the Series H warrants as derivative liabilities in accordance with Codification 815.  The initial cost of the warrants of $2,400,000 was recorded as a debit to additional paid in capital and a credit to derivative liabilities. As of September 30, 2012, the value of the derivative liabilities totaled $1,800,000.   During the year ended September 30, 2012 the Company recorded a gain of $600,000 on the Series H derivative instruments.

Series Q Warrants

In June 2012, the Company issued 12,000,000 Series Q warrants with an exercise price of $0.50 per share at any time on or after December 22, 2012 and prior to December 22, 2015 in connection with a financing.  The Company accounted for the Series Q warrants as derivative liabilities in accordance with Codification 815.  The initial cost of the warrants of $2,160,000 was recorded as a debit to additional paid in capital and a credit to derivative liabilities. As of September 30, 2012, the value of the derivative liabilities totaled $1,920,000.   During the year ended September 30, 2012 the Company recorded a gain of $240,000 on the Series Q derivative instruments.

Senior Convertible Notes and Redeemable Series A Convertible Preferred Stock

In March 2012, the Company repaid the remaining Senior Secured Convertible Notes derived from the settlement, thereby completely eliminating the Senior Secured Convertible Notes, satisfying the settlement and having the lien on the Company’s assets removed (see Note 13). As of September 30, 2012 and September 30, 2011, the Senior Secured Convertible Notes totaled to $0 and $4,999,000, respectively.

The accounting for the Senior Secured Convertible Notes was within the scope of ASC 815.  Under ASC 815, the Company may make an irrevocable election to initially and subsequently measure a hybrid financial instrument in its entirety at fair value.  Any change in fair value between the respective reporting dates shall be recognized as a gain or loss.  Based on the analysis of the Senior Secured Convertible Notes, the Company identified several embedded derivative features.  The Company elected, in accordance with ASC 825, to initially and subsequently carry the instrument at fair value without bifurcating the embedded derivatives.  For the year ended September 30, 2012, the Company recorded a gain of $49,000 on the Senior Secured Convertible Notes. For the year ended September 30, 2011, the Company recorded a loss of $49,000 on the Senior Secured Convertible Notes.

The Series A Convertible Preferred Stock falls within the scope of ASC 480 because the conversion option was considered nonsubstantive.  ASC 480 states, “Mandatorily redeemable financial instruments shall be measured initially at fair value.”  Therefore, immediately after initially recording Series A Convertible Preferred Stock, the carrying value of the instrument in its entirety was adjusted to fair value as of the issuance date with the difference recorded as a loss.  The Company also elected to adopt the fair value option in ASC 825.  The Series A Convertible Preferred Stock was measured in its entirety and reported at fair value at each reporting date for so long as shares remained outstanding.  Any change in fair value between the respective reporting dates was recognized as a gain or loss.  During the year ended September 30, 2011, the Company redeemed all of the Series A Convertible Preferred Stock (see Note 13).

2.     Series L and M Warrants

In April 2007, the Company completed a $15 million private financing.  Shares were sold at $0.75, a premium over the closing price of the previous two weeks.  The financing was accompanied by 10,000,000 warrants with an exercise price of $0.75 and 10,000,000 warrants with an exercise price of $2.00.  The warrants are known as Series L and Series M warrants, respectively.  The warrants issued with the financing qualified for equity treatment in accordance with ASC 815.  The cost of Series L and series M warrants were recorded as a debit and a credit to additional paid-in capital.

In November 2011, the Company repriced 1,600,000 of the Series L warrants to $0.34. The additional cost of $86,826 was recorded as a debit and a credit to additional paid-in capital and was a deemed dividend.  This cost is included in modification of warrants and increased the net loss available to shareholders on the consolidated statements of operations. In March 2012, 600,000 Series L warrants were exercised at a price of $0.34, and the Company received proceeds of $204,000.

In April 2012, the 250,000 Series L warrants were transferred to a consultant exercisable at a price of $0.75 per share and were extended for two years from the current expiration date.  The additional value of $43,910 was accounted for as a credit to additional paid in capital and a debit to general and administrative expense.  In June 2012, 101,669 Series L warrants with an exercise price of $0.75 per share, expired.  As of September 30, 2012, 1,000,000 of the Series L warrants at the reduced exercise price of $0.34 and 250,000 at the original exercise price of $0.75 remained outstanding.

On March 12, 2010, the Company temporarily reduced the exercise price of the Series M warrants, originally issued on April 18, 2007.  The exercise price was reduced from $2.00 to $0.75. At any time prior to June 16, 2010, investors could have exercised the Series M warrants at a price of $0.75 per share.  For every two Series M warrants exercised prior to June 16, 2010 the investor would have received one Series F warrant.  Each Series F warrant would have allowed the holder to purchase one share of the Company’s common stock at a price of $2.50 per share at any time on or before June 15, 2014.  After June 15, 2010, the exercise price of the Series M warrants reverted back to $2.00 per share.  Any person exercising a Series M warrant after June 15, 2010 would not receive any Series F warrants.  The Series M warrants expire on April 17, 2012.  An analysis of the modification to the warrants determined that the modification increased the value of the warrants by $1,432,456. This cost was recorded as a debit and a credit to additional paid-in capital and was a deemed dividend.  This cost is included in modification of warrants and increased the net loss available to shareholders on the  consolidated statements of operations.  There were no exercises of the Series M warrants at the reduced price and the exercise price of the Series M warrants reverted back to $2.00 on June 16, 2010.

On August 3, 2010, the Company’s Board of Directors approved an amendment to the terms of the Series M warrants held by an investor.  The investor was the owner of 8,800,000 warrants priced at $2.00 per share.  The amendment modified the number of warrants to 6,000,000 shares of the Company’s common stock and the exercise price to $0.60 per share.  This modification increased the value of the warrants by $100,000.  The adjustment was recorded as a debit and a credit to additional paid-in capital.

In February 2011, 6,000,000 Series M warrants, exercisable at a price of $0.60 per share were extended for two years.  This cost of $661,547 was recorded as a debit and a credit to additional paid-in capital and was a deemed dividend.  This cost is included in modification of warrants and increased the net loss available to shareholders on the consolidated statements of operations. The additional value of $661,457 was calculated using the Black-Scholes method.

In November 2011, the Company repriced 6,000,000 of the Series M warrants from $0.60 to $0.34. The additional cost of $238,794 was recorded as a debit and a credit to additional paid-capital and was a deemed dividend.  This cost is included in modification of warrants and increased the net loss available to shareholders on the consolidated statements of operations.  The remaining 1,221,668 Series M warrants at the original exercise price of $2.00 expired in April 2012.  As of September 30, 2012, 6,000,000 Series M warrants at the reduced exercise price of $0.34 remained outstanding.

3.     Series O and P Warrants

In March 2009, as further consideration for its rights under a licensing agreement, Byron Biopharma LLC (“Byron”) purchased 3,750,000 Units from the Company at a price of $0.20 per Unit.  Each Unit consisted of one share of the Company’s common stock and two Series O warrants.  Each Series O warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.25 per share.  The Series O warrants expire on March 6, 2016.  The Company filed a registration statement to register the shares issuable upon the exercise of the warrants.  The Units were accounted for as an equity transaction using the Black Scholes method to value the warrants.  The fair value of the warrants was calculated to be $1,015,771.  During the year end September 30, 2012, 6,500,000 warrants were exercised for which the Company received $1,625,000.  During the year end September 30, 2011, 1,000,000 Series O warrants were exercised for which the Company received $250,000.  As of September 30, 2012, no Series O warrants remained outstanding.

On February 10, 2012, the Company issued 5,900,000 Series P warrants to the former holder of the Series O warrants as an inducement for the early exercise of the Series O warrants. Series O warrants entitled the holder to purchase 5,900,000 shares of the Company’s common stock at a price of $0.25 per share at any time on or prior to March 6, 2016.  The Series P warrants allow the holder to purchase up to 5,900,000 shares of the Company’s common stock at a price of $0.45 per share.  The Series P warrants are exercisable at any time on or after August 12, 2012 and prior to March 6, 2017.  The warrants were accounted for as an equity transaction using the Black-Scholes method to value the warrants.  The fair value of the warrants was calculated to be $1,593,000.  This cost was recorded as a debit and a credit to additional paid-in capital.  This cost is included in inducement warrants and increased the net loss available to shareholders on the consolidated statements of operations.  As of September 30, 2012, 5,900,000 Series P warrants remained outstanding.

4.     Private Investor Warrants

Between May 2003 and April 2006, the Company issued 1,900,000 warrants as part of a financing to a private investor at exercise prices between $0.47 and $1.25.  As of September 30, 2012, 1,200,000 warrants remain outstanding.  The fair value of the warrants has been recorded as an addition to additional paid-in capital and also as a charge to additional paid-in capital since they qualified for equity accounting.

Between July 2005 and May 2006, 1,925,000 warrants were issued to a private investor.  In July 2009, 375,000 warrants held by the investor were extended for two years.  The additional value of the warrants of $24,061 was calculated using the Black Scholes method and was accounted for as a debit and a credit to additional paid in capital. In February 2011, 1,325,000 warrants issued to an investor with an exercise price between $0.56 and $0.82 were extended for three years.  The additional value of $406,912 was calculated using the Black Scholes method and was accounted for as a debit and a credit to additional paid in capital.  As of September 30, 2012, 1,325,000 warrants remained outstanding.

In January 2009, as part of an amended lease agreement on the manufacturing facility, the Company repriced 3,000,000 warrants issued to the lessor in July 2007 at $1.25 per share and which were to expire on July 12, 2013. These warrants were repriced at $0.75 per share and expire on January 26, 2014. The cost of this repricing and extension of the warrants was $70,515 and was accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital.  In addition, 787,500 additional warrants were given to the lessor of the manufacturing facility on the same date, exercisable at a price of $0.75 per share, and will expire on January 26, 2014. The cost of these warrants was $45,207 and was accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital.  As of September 30, 2012, 3,787,500 warrants remained outstanding.

Between March 31 and June 30, 2009, 2,296,875 warrants were issued at $0.75 to the leaseholder on the manufacturing facility in consideration for the deferment of rent payments.  The cost of these warrants of $251,172 was recorded as a debit to research and development and a credit to additional paid in capital.   As of September 30, 2012, 2,296,875 warrants remained outstanding.

5.     Warrants held by Officer and Director

Between December 2008 and June 2009, Maximilian de Clara, the Company’s President and a director, loaned the Company $1,104,057 under a note payable.  In June 2009, the Company issued 1,648,244 warrants exercisable at $0.40 per share to the holder of the note.  The warrants are exercisable at any time prior to December 24, 2014.  These warrants were valued at $65,796 using the Black-Scholes method.  In July 2009, as consideration for a further extension of the loan, the Company issued 1,849,295 warrants exercisable at $0.50 per share to the holder of the note that was amended for the second time.  These warrants were valued at $341,454 using the Black-Scholes method and can be exercised at any time prior to January 6, 2015.  The first warrants were recorded as a discount to the loan and a credit to additional paid-in capital.  The second warrants were recorded as a debit to derivative loss of $831,230, a premium of $341,454 on the loan and a credit to additional paid in capital of $489,776.  The first warrants were amortized as interest expense at the time of the second amendment.  On the second amendment, $338,172 of the premium was amortized as a reduction to interest expense as of September 30, 2009.  The balance of the premium of $3,282 was amortized as a reduction to interest expense in October 2009.  As of September 30, 2012, 3,497,539 warrants remained outstanding. See Note 10 for additional information.

6.     Options held by Consultants

As of September 30, 2012, 937,500 options that were issued to consultants as payment for services provided between May 2003 and March 2012 remained outstanding, of which 842,500 options were issued from the Non-Qualified Stock Option plans.

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

The Company is currently running a large multi-national Phase III clinical trial for head and neck cancer with its partners TEVA Pharmaceuticals and Orient Europharma. CEL-SCI believes that it has enough capital to support its operations for more than the next twelve months and believes that it has ready access to new equity capital should the need arise. To finance the study beyond the next 12 months, the Company plans to raise additional capital in the form of corporate partnerships, debt and/or equity financings. The Company believes that it will be able to obtain additional financing since Multikine is a Phase III product designed to treat cancer and because it has done so consistently in the past. However, there can be no assurance that the Company will be successful in raising additional funds or that funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of money, the Company will either have to slow down or delay the Phase III clinical trial or even significantly curtail its operations until such time as it is able to raise the required funding.  The Company’s expenditures for fiscal year 2012 included several non-recurring items that amounted to approximately $5 million dollars, which were the settlement payments related to the lawsuit (see Note 13) through March  2012, will not recur in fiscal year 2013, thereby reducing the Company’s expenditures.  On December 4, 2012, the Company raised another $10.5 million from several institutional investors. The Company has agreed to pay Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $682,500 (see Note 17).

Since the Company launched its Phase III trial for Multikine, the Company has spent approximately $7,000,000 as of September 30, 2012 on direct costs for the Phase III clinical trial.  The total net cost remaining of the clinical trial is estimated to be about $25,000,000.  It should be noted that this estimate is only an estimate based on the information currently available in CEL-SCI’s contracts with the Clinical Research Organization responsible for managing the Phase III trial.  This number can be affected by the speed of enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen today.  It is therefore possible that the cost of the Phase III trial will be higher than currently estimated.

4.     RESEARCH AND OFFICE EQUIPMENT

Research and office equipment at September 30, 2012 and 2011, consists of the following:

	2012	2011

Research equipment	$3,108,340	$3,823,816
Furniture and equipment	102,490	116,173
Leasehold improvements	131,910	126,910

	3,342,740	4,066,899

Less: Accumulated depreciation and amortization	(2,711,792)	(3,034,018)

Net research and office equipment	$630,948	$1,032,881

Depreciation expense for the years ended September 30, 2012, 2011 and 2010 totaled $447,171, $447,174, and $437,629, respectively.  During the years ended September 30, 2012, 2011 and 2010, equipment with a net book value of $9,399, $2,828 and $2,323, respectively, was retired.

5.     PATENTS

During the years ended September 30, 2012, 2011 and 2010, the Company recorded patent impairment charges of $44,921, $9,016, and $13,877, respectively, for the net book value of patents abandoned during the year. These amounts are included in general and administrative expenses.  Amortization expense for the years ended September 30, 2012, 2011 and 2010 totaled $86,297, $84,142, and $78,488, respectively.   The total estimated future amortization is as follows:

Year Ending September 30,
2013	$74,257
2014	32,959
2015	32,959
2016	32,959
2017	32,960
Thereafter	178,184
$384,278

6.     INCOME TAXES

At September 30, 2012, the Company had a federal net operating loss carryforward of approximately $144,518,000 expiring from 2012 through 2032. In addition, the Company has a general business credit as a result of the credit for increasing research activities of approximately $2,259,000 at September 30, 2012.  These tax credits begin expiring after twenty years from the year in which the credit was generated. Deferred taxes at September 30, 2012 and 2011 are comprised of the following:

	2012	2011

Net operating loss carryforwards	$56,664,358	$51,381,945

R&D credit	2,258,838	2,340,614
Stock-based compensation	2,455,231	1,597,790
Vacation and other	193,163	190,522
Deferred rent	1,278,863	991,091
Litigation liability	-	1,842,297
Total deferred tax assets	62,850,453	58,344,259

Derivative gain	(4,681,855)	(3,639,050)
Depreciation	(51,980)	(76,841)

Total deferred tax liabilities	(4,733,835)	(3,715,891)
Valuation allowance	(58,116,618)	(54,628,368)
Net deferred tax asset	$-	$-

In assessing the realization of the deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax asset will be realized.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income.  Management has considered the history of the Company’s operating losses and believes that the realization of the benefit of the deferred tax assets cannot be reasonably assured.  In addition, under the Internal Revenue Code Section 382, the Company’s ability to utilize these net operating loss carryforwards may be limited or eliminated in the event of a change in ownership in the future.  Internal Revenue Code Section 382 generally defines a change in ownership as the situation where there has been a more than 50 percent change in ownership within the last three years.  A change of more than 50 percent in the Company’s ownership may have occurred previously.  Utilization of the Company’s net operating loss carry forwards may be subject to an annual limitation and as a result, a portion or all of the net operating loss carry forwards of the Company may expire before utilization.

The Company’s effective tax rate is different from the applicable federal statutory tax rate.  The reconciliation of these rates for the three years ended September 30, 2012 is as follows:

	2012	2011	2010

Federal Rate	34.00%	34.00%	34.00%
State tax rate, net of federal benefit	5.21	3.22	5.91
State tax rate change	18.07	12.06	0.00
Other adjustments	(0.53)	(0.04)	0.00
Expired tax attributes	(33.54)	0.00	0.00
Nondeductible expenses	(0.68)	(0.48)	0.02
Expiration of NOL	(33.54)	0.00	0.00
Valuation allowance	(22.53)	(24.64)	(39.93)

Effective tax rate	0.00%	0.00%	0.00%

The Company applies the provisions of Codification 740-10, “Accounting for Uncertainty in Income Taxes,” which requires financial statement benefits be recognized for positions taken for tax return purposes, when it is more likely than not that the position will be sustained.  The tax return years 2008 through 2011 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject.  All of the Company’s federal NOL’s remain open to adjustments by the IRS and the statute of limitation would run for 3 years after the year the deduction is taken on a tax return.

7.     STOCK COMPENSATION

The Company awarded employees and non-employees with stock compensation as follows:

	Fiscal Year Ended September 30,
	2012	2011	2010

Employees	$2,266,316	$1,641,131	$1,528,843

Non-employees	$581,996	$244,309	$1,256,503

At September 30, 2012 and 2011, non-employee compensation excluded $53,333 and $141,333 for future serviced to be performed.  At September 30, 2011, $35,000 of non-employee compensation was for services provided in fiscal year 2010. See Note 11 for more detail on non-employee compensation.

The Company recognized expense of $2,229,326 for options issued or vested during the year ended September 30, 2012, expense of $1,535,329 for options issued or vested during the year ended September 30, 2011 and expense of $1,316,399 for options issued or vested during the year ending September 30, 2010.  This expense was recorded as general and administrative expense.  The Company received a total of $0, $13,056 and $36,330 from the exercise of options during the years ended September 30, 2012, 2011 and 2010, respectively.  The total intrinsic value of options exercised during the fiscal years 2012, 2011 and 2010 was $0, $10,944, and $32,999, respectively.

During the year ended September 30, 2012, the Company issued 6,679,372 stock options to employees and directors at a fair value of $1,876,122, ($0.28 fair value per option).  The Company also cancelled 3,900,465 stock options that were outstanding to employees and directors at a fair value of $265,096, ($0.07 fair value per option).  During the year ended September 30, 2011, the Company issued 2,379,594 stock options to employees and directors at a fair value of $1,458,764, ($0.61 fair value per option).  During the year ended September 30, 2010, the Company issued 2,553,450 stock options to employees and directors at a fair value of $1,333,831, ($0.52 fair value per option).  On September 30, 2012, the Company had 16,490,629 options that were unvested at a fair value of $5,934,945, which is a weighted average fair value of $0.36 per share with a weighted average remaining vesting life of 1.36 years.   The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

	2012	2011	2010

Expected stock price volatility	87.72-94.93%	96.5-97%	98.6-104.5%
Risk-free interest rate	0.83-1.92%	2.97-3.68%	2.54-4.01%
Expected life of options	4.82-9.66 Years	9.62-9.63 Years	9.63-10 Years
Expected dividend yield	-	-	-

Non-Qualified Stock Option Plan --At September 30, 2012, the Company has collectively authorized the issuance of 37,760,000 shares of common stock under its Non-Qualified Stock Option Plan. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options are to be determined by the Company’s Compensation Committee, which administers the plans. The Company’s employees, directors, officers, and consultants or advisors are eligible to be granted options under the Non-Qualified Stock Option Plans.

Incentive Stock Option Plan--At September 30, 2012, the Company had collectively authorized the issuance of 21,100,000 shares of common stock under its Incentive Stock Option Plan.  Options vest over a one-year to three-year period and expire no later than ten years after the grant date.  Terms of the options were determined by the Company’s Compensation Committee, which administers the plans.  Only the Company’s employees are eligible to be granted options under the Incentive Stock Option Plans.

Activity in the Company’s Non-Qualified and Incentive Stock Option Plans for the year ended September 30, 2012 is summarized as follows:

Non-Qualified and Incentive Stock Option Plans

	Outstanding				Exercisable
							Weighted Ave Remaining Contractual Term (Years)
			Weighted Ave			Weighted Average Exercise Price
	Number of Shares	Weighted Average	Remaining Contractual	Aggregate Intrinsic Value	Number of Shares			Aggregate Intrinsic Value
		Exercise Price	Term (Years)

Outstanding at October 1, 2011	34,629,281	$0.48	6.18	$1,491,778	19,514,135	$0.50	4.60	$1,382,028

Vested					5,391,489	$0.42
Granted	6,779,372	$0.36	7.10	$96,111
Exercised	-				-
Forfeited	(12,400)	$0.68
Expired	(23,700)	$0.61			(23,700)	$0.61
Cancelled	(3,900,465)	$1.04			(3,900,465)	$1.04
Outstanding at September 30, 2012	37,472,088	$0.40	6.01	$1,101,881	20,981,459	$0.38	4.71	$1,101,881

A summary of the status of the Company’s non-vested options as of September 30, 2012 is presented below:

	Number of	Weighted Average Grant Date
	Shares	Fair Value

Unvested at September 30, 2011	15,115,146	$0.39
Vested	(5,391,489)
Granted	6,779,372	$0.28
Forfeited	(12,400)
Unvested at September 30, 2012	16,490,629	$0.36

In January 2010, the Company extended the expiration date on 518,832 options from the Stock Option Plans with exercise prices ranging from $1.05 to $1.76.  The options originally would have expired between February 2010 and December 2010 and were extended for three years to expiration dates ranging from February 2013 to December 2013.  This extension was considered a new measurement date with respect to the modified options.  At the date of modification, the additional cost of the options was $212,444.   On December 5, 2011, all of these stock options were cancelled.

In January 2011, the Company extended the expiration date on 306,500 options from the Stock Option Plans with exercise prices ranging from $1.00 to $1.85.  The options originally would have expired between January 2011 and December 2011 and were extended for three years to expiration dates ranging from January 2014 to December 2014.  This extension was considered a new measurement date with respect to the modified options.  At the date of modification, the additional cost of the options was $105,802.   On December 5, 2011, all of these stock options were cancelled.

In November 2011, the Company offered the employees and directors holding options that were priced above $0.40 and which expire during the 2012, 2013 and 2014 calendar years the opportunity to have the expiration date of those options extended to December 1, 2016 and have the price lowered to $0.32 if they accepted a 20% reduction in the number of options that they held.  All nineteen employees and directors who were eligible for this offer accepted the terms.  This resulted in the cancellation of 3,900,465 options priced between $0.54 and $1.94 and the issuance of 3,120,372 options at $0.32 which vested immediately.  In accordance with ASC 718-20-35-3, the incremental compensation cost shall be measured as the excess of the fair value of the replacement award or other valuable consideration over the fair value of the cancelled award at the cancellation date.   At the date of the cancellation, the incremental cost was $409,370.  As of September 30, 2012, all repriced options remained outstanding.

In December 2011, the Company extended the expiration date on 291,666 options from the Stock Option Plans with exercise prices ranging from $0.16 to $0.33.  The options originally would have expired between April 2012 and August 2012 and were extended for three years to expiration dates ranging from April 2015 to August 2015.  This extension was considered a new measurement date with respect to the modified options.  At the date of modification, the additional cost of the options was $36,990.  As of September 30, 2012, all repriced options remained outstanding.

During the year ended September 30, 2012, the Company issued 100,000 options to a consultant. Refer to Note 2 for details.

Stock Bonus Plans -- At September 30, 2012, the Company had been authorized to issue up to 15,940,000 shares of common stock under its Stock Bonus Plans.  All employees, directors, officers, consultants, and advisors are eligible to be granted shares. During the year ended September 30, 2012, 426,265 shares were issued to the Company’s 401(k) plan for a cost of $154,516. During the year ended September 30, 2011, 294,309 shares were issued to the Company’s 401(k) plan for a cost of $150,865.  During the year ended September 30, 2010, 182,233 shares were issued to the Company’s 401(k) plan for a cost of $112,325. During the years ended September 30, 2012, 2011 and 2010, the Company also issued 6,181, 71,111 and 113,520 shares, respectively, to consultants for payment of services at a cost of $1,792, $31,160 and $75,200, respectively.

Stock Compensation Plan-- At September 30, 2012, 13,500,000 shares were authorized for use in the Company’s stock compensation plan.  During the year ended September 30, 2012, 1,000,000 shares were issued from the Stock Compensation Plan to a consultant for payment of services at a cost of $320,000.  No shares were issued from the Stock Compensation Plan during the years ended September 30, 2011 and 2010.

8.     EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code, subject to the Employee Retirement Income Security Act of 1974, as amended, and covering substantially all Company employees.  Each participant’s contribution is matched by the Company with shares of common stock that have a value equal to 100% of the participant’s contribution, not to exceed the lesser of $10,000 or 6% of the participant’s total compensation.  The Company’s contribution of common stock is valued each quarter based upon the closing bid price of the Company’s common stock. The expense for the years ended September 30, 2012, 2011 and 2010, in connection with this Plan was $158,500, $154,100, and $123,500, respectively.

9.     COMMITMENTS AND CONTINGENCIES

Operating Leases--The future minimum annual rental payments due under non-cancelable operating leases for office and laboratory space are as follows:

Year Ending September 30,
2013	$1,999,557
2014	1,777,567
2015	1,785,873
2016	1,769,497
2017	1,746,328
2018 and thereafter	23,125,731
Total minimum lease payments:	$32,204,553

Rent expense, including amortization of deferred rent, for the years ended September 30, 2012, 2011 and 2010, was $2,659,532, $2,667,296, and $3,308,102, respectively. The Company’s three leases expire between June 2015 and October 2028.

In August 2007, the Company leased a building near Baltimore, Maryland.  The lease is for a term of twenty years and requires annual base rent to escalate each year at 3%.  The Company is required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities.  The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease.  The lease required the Company to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 in years six through twenty of the lease, subject to the Company maintaining compliance with the lease covenants.

At September 30, 2012, the Company recorded a total deferred rent asset of $6,591,126 of which $5,939,358 is long term and the balance of $651,768 is included in current assets.  At September 30, 2011, the Company recorded a total deferred rent asset of $7,189,840, of which $6,486,566 is long term and the balance of $703,274 is included in current assets.   On September 30, 2012 and 2011, the Company has included in deferred rent the following: 1) deposit on the manufacturing facility ($3,150,000); 2) the fair value of the warrants issued to lessor ($1,403,654); 3) additional investment ($2,995,541); 4) deposit on the cost of the leasehold improvements for the manufacturing facility ($1,786,591).  At September 30, 2012, the Company has also included accrued interest on deposit of $ 392,228, less amortization of $3,136,888.  At September 30, 2011, the Company has also included accrued interest on deposit $287,668, less amortization of $2,433,614.

In August 2011, the Company was required to deposit the equivalent of one year of base rent in accordance with the contract.  The $1,670,917 is included in non-current assets on September 30, 2012 and 2011 and was required to be deposited when the amount of cash the Company had dropped below the amount stipulated in the lease. The Company will recover the deposit once it has the required cash for two consecutive quarters.

Employment Contracts--On August 30, 2010, Mr. de Clara’s employment agreement, as amended on September 8, 2006, was extended to August 30, 2013.  The employment agreement provides that the Company will pay Mr. de Clara an annual salary of $363,000 during the term of the agreement.  In the event that there is a material reduction in his authority, duties or activities, or in the event there is a change in the control of the Company, then the agreement allows him to resign from his position at the Company and receive a lump-sum payment from the Company equal to 18 months salary.  For purposes of the employment agreement, a change in the control of the Company means the sale of more than 50% of the outstanding shares of the Company’s Common Stock, or a change in a majority of the Company’s directors.

On September 1, 2011, the Company agreed to extend its employment agreement with Geert R. Kersten, the Company’s Chief Executive Officer, to August 31, 2016. During the term of the employment agreement the Company will pay Mr. Kersten an annual salary of $464,004.  Mr. Kersten will receive at least the same salary increases each year as do other senior executives of the Company.  Further increases, if any, will be made at the sole discretion of the Company’s directors.

During the employment term, Mr. Kersten will be entitled to receive any other benefits which are provided to the Company’s executive officers or other fulltime employees in accordance with the Company’s policies and practices and subject to Mr. Kersten’s satisfaction of any applicable condition of eligibility.

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

The employment agreement will also terminate upon the death of Mr. Kersten, Mr. Kersten’s physical or mental disability, willful misconduct, an act of fraud against the Company, or a breach of the employment agreement by Mr. Kersten.

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

In addition, CEL-SCI has a contract with a public relations consultant for a six-month period during fiscal year 2013. This contract totals $108,000.

Further, the Company has contingent obligations with other vendors for work that will be completed in relation to the Phase III trial.  The timing of these obligations cannot be determined at this time.  The amount of these future obligations for the Phase III trial are estimated to be about $25,000,000.

10.   LOANS FROM OFFICER AND INVESTOR

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

In accordance with Codification Subtopic 470-50, the second amendment to the loan was accounted for as an extinguishment of the first amendment debt.  The extinguishment of the loan required that the new loan be recorded at fair value and a gain or loss must be recognized.  This resulted in a premium of $341,454, which was amortized over the period over which the loan holder could demand payment of the loan.  During the year ended September 30, 2010, the balance of the remaining premium of $3,282 was amortized to interest expense.

11.   STOCKHOLDERS’ EQUITY

During the year ended September 30, 2012, 6,500,000 warrants issued in connection with a licensing agreement with Byron (see Note 2), were exercised. The Company received $1,625,000 from the exercise of these warrants. During the year ended September 30, 2011, 1,000,000 warrants were exercised. The Company received $250,000 from the exercise of these warrants. No warrants were exercised during the year ended September 30, 2010.  As of September 30, 2012, no warrants remain outstanding.

In October 2011, the Company sold 13,333,334 shares of its common stock, at a price per share of $0.30, in a registered direct offering to institutional investors, representing gross proceeds of $4.0 million.  Investors also received Series F warrants to purchase up to 12,000,000 shares of the Company’s common stock at a purchase price of $0.40 at any time prior to October 6, 2014.   The Company paid Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $140,000, and issued 666,667 Series G warrants to Chardan.  Each Series G warrant entitles the holder to purchase one share of the Company’s common stock.  The Series G warrants may be exercised at any time prior to August 12, 2014 at a price of $0.40 per share. This financing triggered the reset provision warrants which resulted in the issuance of an additional 833,333 shares of common stock. The cost of additional shares issued was $250,000. This cost was recorded as a debit and a credit to additional paid-in capital and was deemed a dividend. As of September 30, 2012, all of the Series F and G warrants remained outstanding, with a fair value of $1,646,667 which is shown on the Company’s balance sheet as a derivative liability (see Note 2).

In January 2012, the Company sold 16,000,000 shares of its common stock, at a price per share of $0.36, in a registered direct offering to institutional investors, representing gross proceeds of $5.76 million.  Investors also received Series H warrants to purchase up to 12,000,000 shares of the Company’s common stock at a purchase price of $0.50 at any time on or after August 1, 2012 and prior to August 1, 2015.  The Company paid Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $403,200.  The Company accounted for the Series H warrants as derivative liabilities in accordance with Codification 815.  The initial cost of the warrants of $2,400,000 was recorded as a debit to additional paid in capital and a credit to derivative liabilities.  As of September 30, 2012, all of the Series H warrants remained outstanding, with a fair value of $1,800,000 which is shown on the Company’s balance sheet as a derivative liability (see Note 2).

In June 2012, the Company sold 16,000,000 shares of its common stock, at a price per share of $0.35, in a registered direct offering to institutional investors, representing gross proceeds of $5.60 million.  Investors also received Series Q warrants to purchase up to 12,000,000 shares of the Company’s common stock at a purchase price of $0.50 at any time on or after December 22, 2012 and prior to December 22, 2015.  The Company paid Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $448,000.  As of September 30, 2012, all of the Series Q warrants remained outstanding, with a fair value of $1,920,000 which is shown on the Company’s balance sheet as a derivative liability (see Note 2).

During the year ended September 30, 2012, Series K and Series L warrants were exercised resulting in the issuance of 3,691,195 shares of common stock at prices ranging from $0.30 to $0.34. The Company received a total of $1,131,359 from the exercise of these warrants.

During the year ended September 30, 2011, stock options were exercised resulting in the issuance of 29,268 shares of common stock at prices ranging from $0.22 to $0.48. The Company received a total of $13,056 from the exercise of these options. During the year ended September 30, 2010, additional warrants and options were exercised resulting in the issuance of 2,011,174 shares of common stock at prices ranging from $0.56 to $0.75. The Company received a total of $1,413,307 from the exercise of these warrants and options.

During the year ended September 30, 2012, 1,606,181 shares of common stock were issued in payment of invoices totaling $558,292 with an average cost of $0.35 per share. The amount included in general and administrative expenses was $503,167 (which excludes $53,333 as a prepayment for services to be provided after September 30, 2012) and $1,792 included in research and development expenses. A corresponding increase to additional paid in capital was also recorded.  During the year ended September 30, 2011, 348,280 shares of common stock were issued in payment of invoices totaling $214,123. During the year ended September 30, 2010, 465,158 shares of common stock were issued in payment of invoices totaling $1,241,026.

On December 10, 2010, the Company entered into a sales agreement with McNicoll Lewis & Vlak LLC (MLV) relating to shares of common stock which have been registered by means of a shelf registration statement filed in July 2009.  The Company may offer and sell shares of its common stock, having an aggregate offering price of up to $30 million from time to time through MLV acting as agent and/or principal.  During the fiscal year ended September 30, 2011, the Company sold 7,424,982 shares of common stock for a gross amount of $4,144,712, and the Company received a net amount after commissions and fees of $3,936,284.  The agreement was terminated in December 2011.

12.   FAIR VALUE MEASUREMENTS

In accordance with the provisions of Codification 820-10, “Fair Value Measurements,” the Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company generally applies the income approach to determine fair value.  This method uses valuation techniques to convert future amounts to a single present amount.  The measurement is based on the value indicated by current market expectations about those future amounts.

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

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheet at September 30, 2012:

	Quoted Prices in	Significant Other Observable Inputs (Level 2)
	Active Markets for		Significant Unobservable Inputs (Level 3)
Identical Assets or
	Liabilities (Level 1)			Total

Derivative Instruments	$-	$-	$6,983,690	$6,983,690

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the consolidated balance sheet at September 30, 2011:

	Quoted Prices in	Significant Other Observable Inputs (Level 2)
	Active Markets for		Significant Unobservable Inputs (Level 3)
Identical Assets or
	Liabilities (Level 1)			Total

Derivative Instruments	$-	$-	$7,261,073	$7,261,073

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3), as of September 30, 2012 and 2011:

	2012	2011

Beginning balance	$7,261,073	$6,946,051
Issuances	6,706,667	9,000,000
Settlements	(5,072,367)	(4,252,830)
Realized and unrealized gains recorded in Earnings	(1,911,683)	(4,432,148)
Ending balance	$6,983,690	$7,261,073

The fair values of the Company’s derivative instruments disclosed above are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock as well as U.S. Treasury Bill rates are observable in active markets.

13.   SETTLEMENT OF LEGAL MATTERS

On May 16, 2011, the Company entered into Settlement Agreement with thirteen hedge funds (the “plaintiffs”) to settle all claims arising from a lawsuit initiated by the plaintiffs in October 2009 in the United  States District Court for the Southern District of New York (the “Court”).  As previously  disclosed by the Company in its public filings, in August 2006 the plaintiffs (or their predecessors) purchased from the Company Series K notes convertible into the Company’s common stock and Series K warrants to purchase the Company’s common stock under financing agreements which provided the Series K notes and warrants with anti-dilution  protection if the Company sold additional shares of common stock, or securities convertible  into common stock, at a price below the then applicable conversion price of the notes or the exercise price of the warrants.  In their lawsuit, the plaintiffs alleged that a March 2009 drug marketing and distribution agreement in which the Company sold units of common stock and warrants to an unrelated third party triggered these anti-dilution provisions, and that the Company failed to give effect to these provisions.  The plaintiffs sought $30 million in actual damages, $90 million in punitive damages, the issuance of additional shares of common stock and warrants, and a reduction in the conversion price of the Series K notes and the exercise price of the Series K warrants.  The Company denied the plaintiffs’ allegations in the lawsuit and asserted that the 2009 agreement was a strategic transaction which did not trigger the anti-dilution provisions of the 2006 financing agreements.

Although the Company has vigorously defended the lawsuit and believed the plaintiffs’ claims were without merit, the Company believed that a settlement of this lawsuit was in the best interests of the shareholders. The settlement was entered into to avoid the substantial costs of further litigation and the risk and uncertainty that litigation entails. By ending this dispute, and ending the significant demands on the time and attention of the Company’s management necessary to respond to the litigation, the Company is better able to focus on executing its ongoing Phase III clinical trial with Multikine.

Under the terms of the Settlement Agreement and its related agreements, the plaintiffs and the Company terminated the pending litigation and released each other from all claims each may have had against the other, with certain customary exceptions.  The Company agreed to make a $3 million cash payment and issue $9 million of securities to the plaintiffs. These securities consist of senior secured convertible promissory notes with an aggregate principal amount of $4.95 million and 4,050 shares of redeemable Series A Convertible Preferred Stock with an aggregate stated value of $4.05 million.  The $3 million cash payment was made at the closing under the Settlement Agreement.  The $9 million of securities will be redeemed through nine equal monthly installment payments of approximately $1 million each, plus interest on the notes and dividends on the shares (accounted for as interest) at the rate of 8% per annum, with payments beginning on June 17, 2011 (the month of October 2011 requires no payment) and ending on March 1, 2012.  As these installments of the principal amount of the notes and the stated value of the preferred shares are paid down, or as the notes or the preferred shares are converted by the holders into common stock, the initial $9 million due (plus interest and dividends) will be proportionately reduced until the notes are fully paid or converted and the preferred shares are fully redeemed or converted.  The Company has pledged all of its assets as collateral for the repayment of these obligations.  While the notes and preferred shares are outstanding, the Company is generally prohibited from paying dividends, incurring new debt or making any payments (other than interest) on existing debt, and is subject to certain restrictions on the transfer of its assets. The $12 million was accrued for and included in the Company’s March 31, 2011 consolidated financial statements. Refer to Note 2 for the accounting of the note and preferred shares.   For the fiscal year ended September 30, 2011, $115,500 of interest was accrued on the Convertible Notes.  During the fiscal year ended September 30, 2011, $30,371 was paid on the preferred shares, and this amount is included in interest expense in the financial statements.

The notes and the Series A preferred shares could have been convertible, at the option of the holder, into the Company’s common stock at a fixed price of $0.67 per share.  The conversion price represented the most recent consolidated closing sale price of the common stock on the NYSE MKT at the time the settlement agreement was signed by the parties. The plaintiffs agreed to restrictions on their ability to effect short sales of the common stock based on the number of warrants and common shares they hold, but excluding shares issuable upon the conversion of the notes and preferred shares.  The plaintiffs have further agreed to permit an independent accounting firm to review their trading records every three months to confirm their compliance with these restrictions.

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

On June 17, 2011 the final settlement agreement was signed.  During the fiscal year ended September 30, 2011, the $3,000,000 cash payment required by the settlement was made.  In addition, all preferred shares were redeemed for a total payment of $4,050,000.  In addition, $30,371 was paid to the preferred shareholders and this amount is included in interest expense in the financial statements.

As a condition of the settlement agreement, all claims against the Company were dismissed.  As a result, the $81,395 overpayment by one of the claimants was dismissed and the liability was written off during the fiscal year ended September 30, 2011.

14.   NET INCOME (LOSS) PER COMMON SHARE

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

	2012	2011	2010

Net income (loss) – available to common shareholders	$(17,645,930)	$(26,780,712)	$8,950,973
Less: Conversion of derivative instruments	-	(4,199,256)	(20,130,098)
Net loss - diluted	$(17,645,930)	$(30,979,968)	$(11,179,125)

Weighted average number of shares - basic and diluted	251,836,540	208,488,987	202,102,859

Earnings per share - basic	$(0.07)	$(0.13)	$0.04
Earnings per share - diluted	$(0.07)	$(0.15)	$(0.06)

Excluded from the above computations of weighted-average shares for diluted net loss per share were options and warrants to purchase 9,073,006, 25,353,707, and 24,175,054 shares of common stock as of September 30, 2012, 2011 and 2010, respectively.  These securities were excluded because their inclusion would have an anti-dilutive effect on net loss per share diluted.

15.   SEGMENT REPORTING

Codification 280-10, “Disclosure about Segments of an Enterprise and Related Information” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  This topic also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance.  The Company’s chief decision maker, as defined under this topic, is the Chief Executive Officer.  To date, the Company has viewed its operations as principally one segment, the research and development of certain drugs and vaccines.  As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

16.  QUARTERLY INFORMATION (UNAUDITED)

The following quarterly data are derived from the Company’s consolidated statements of operations.

Financial Data

Fiscal 2012
	Three months	Three months	Three months	Three months
	ended	ended	ended	Ended	Year Ended
	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	September 30, 2012

Revenue	$5,024	$106,543	$35,000	$108,043	$254,610

Operating expenses	4,448,300	4,368,900	4,248,098	4,432,152	17,497,450
Non operating income (expenses)	(94,407)	(27,275)	(12,737)	(11,734)	(146,153)
Gain/(loss) on derivative instruments	956,470	(4,204,327)	3,390,389	1,769,151	1,911,683
Net loss	(3,581,213)	(8,493,959)	(835,446)	(2,566,692)	(15,477,310)
Issuance of additional shares due to reset provision	(250,000)	-	-	-	(250,000)
Modification of warrants	(325,620)	-	-	-	(325,620)
Inducement warrants	-	(1,593,000)	-	-	(1,593,000)
Net loss available to common shareholders	$(4,156,833)	$(10,086,959)	$(835,446)	$(2,566,692)	$(17,645,930)
Net loss per share-basic	$(0.02)	$(0.04)	$(0.00)	$(0.01)	$(0.07)
Net loss per share-diluted	$(0.02)	$(0.04)	$(0.00)	$(0.01)	$(0.07)
Weighted average shares-basic and diluted	228,568,435	247,369,587	258,467,582	272,974,949	251,836,540

Fiscal 2011
	Three months	Three months	Three months	Three months
	ended	ended	ended	Ended	Year Ended
	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011	September 30, 2011

Revenue	$662,818	$43,815	$77,403	$172,118	$956,154
Operating expenses	4,978,852	5,140,811	4,923,147	3,899,018	18,941,828
Non operating income (expenses)	11,477	5,305	(31,822)	(143,777)	(158,817)
Other expenses	-	(12,000,000)	-	-	(12,000,000)
Gain/(loss) on derivative instruments	(1,946,395)	3,062,087	1,763,311	1,553,145	4,432,148
Net loss	(6,250,952)	(14,029,604)	(3,114,255)	(2,317,532)	(25,712,343)
Modification of warrants	-	(1,068,369)	-	-	(1,068,369)
Net loss available to common shareholders	$(6,250,952)	$(15,097,973)	$(3,114,255)	$(2,317,532)	$(26,780,712)
Net loss per share-basic	$(0.03)	$(0.07)	$(0.01)	$(0.01)	$(0.13)
Net loss per share-diluted	$(0.03)	$(0.09)	$(0.02)	$(0.02)	$(0.15)
Weighted average shares-basic and diluted	205,112,418	207,089,841	208,402,408	213,319,921	208,488,987

The Company has experienced large swings in its quarterly gains and losses in 2012 and 2011.  These swings are caused by the changes in the fair value of convertible debt and warrants each quarter.  These changes in the fair value of these securities are recorded on the consolidated statements of operations.  The $12 million other expense reported in 2011 was the cost for the settlement of the lawsuit.  See Note 13 for a discussion of the lawsuit.

17.   SUBSEQUENT EVENTS

In accordance with Codification 855-50, “Subsequent Events”, the Company has reviewed subsequent events through the date of the filing.

On December 4, 2012 CEL-SCI Corporation sold 35,000,000 shares of its common stock for $10,500,000 or $0.30 per share, in a registered direct offering.  The investors in this offering also received Series R warrants which entitle the investors to purchase up to 26,250,000 shares of CEL-SCI’s common stock.  The Series R warrants may be exercised at any time on or after June 7, 2013 and on or before December 7, 2016 at a price of $0.40 per share.   CEL-SCI has agreed to pay Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $682,500.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of December 2012.

CEL-SCI CORPORATION

By:	/s/ Maximilian de Clara
Maximilian de Clara, President

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maximilian de Clara	Director	December 14, 2012
Maximilian de Clara

/s/ Geert R. Kersten	Chief Executive, Principal	December 14, 2012
Geert R. Kersten	Accounting, Principal Financial
Officer and a Director
/s/ Alexander G. Esterhazy		December 14, 2012
Alexander G. Esterhazy	Director

/s/ C. Richard Kinsolving
Dr. C. Richard Kinsolving	Director	December 14, 2012

/s/ Peter R. Young
Dr. Peter R. Young	Director	December 14, 2012