Form 10-Q
period 2012-12-31
CEL SCI CORP
filed 2013-02-08
CIK 725363

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

Class of Stock	No. Shares Outstanding	Date
Common	308,960,390	January 31, 2013

CEL-SCI CORPORATION
BALANCE SHEETS
DECEMBER 31, 2012 AND SEPTEMBER 30, 2012
(UNAUDITED)

	DECEMBER 31,	SEPTMEBER 30,
ASSETS	2012	2012

CURRENT ASSETS:
Cash and cash equivalents	$10,736,391	$3,941,042
Receivables	14,900	158,614
Prepaid expenses	1,070,270	1,306,041
Inventory used for R&D and manufacturing	1,136,899	1,384,484
Deferred rent - current portion	638,602	651,768

Total current assets	13,597,062	7,441,949

RESEARCH AND OFFICE EQUIPMENT AND
LEASEHOLD IMPROVEMENTS-- less accumulated
depreciation and amortization of $2,819,553
and $2,711,792	572,107	630,948

PATENT COSTS--less accumulated amortization of $1,096,603 and $1,313,046	358,916	384,278

DEFERRED RENT - net of current portion	5,812,988	5,939,358

DEPOSITS	1,670,917	1,670,917

TOTAL ASSETS	$22,011,990	$16,067,450

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$410,255	$592,867
Accrued expenses	214,466	191,214
Due to employees	41,021	20,178
Deferred rent - current portion	6,135	4,195
Lease obligations - current portion	7,287	-
Related party loan	1,104,057	1,104,057

Total current liabilities	1,783,221	1,912,511

Derivative instruments	8,437,492	6,983,690
Deferred revenue	126,500	126,500
Deferred rent - net of current portion	11,065	12,317
Lease obligations - net of current portion	27,205	-
Deposits held	5,000	5,000

Total liabilities	10,390,483	9,040,018

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value--authorized
200,000 shares, issued and outstanding, -0-	-	-
Common stock, $.01 par value--authorized
600,000,000 shares; issued and outstanding
308,910,390 shares at December 31, 2012 and
273,113,332 shares at September 30, 2012	3,089,104	2,731,133
Additional paid-in capital	213,832,270	207,285,920
Accumulated deficit	(205,299,867)	(202,989,621)

Total stockholders' equity	11,621,507	7,027,432

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$22,011,990	$16,067,450

See notes to financial statements.

CEL-SCI CORPORATION
 STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2012 and 2011
(UNAUDITED)

	2012	2011

GRANT INCOME AND OTHER	$15,000	$5,024

OPERATING EXPENSES:
Research and development (excluding
R&D depreciation of $109,545 and $114,612
respectively, included below)	2,924,722	2,456,185
Depreciation and amortization	133,450	138,425
General & administrative	2,001,285	1,853,690

Total operating expenses	5,059,457	4,448,300

OPERATING LOSS	(5,044,457)	(4,443,276)

GAIN ON DERIVATIVE INSTRUMENTS	2,746,198	956,470

INTEREST INCOME	29,415	29,055

INTEREST EXPENSE	(41,402)	(123,462)

NET LOSS	(2,310,246)	(3,581,213)

ISSUANCE OF ADDITIONAL SHARES DUE TO RESET PROVISIONS	-	(250,000)
MODIFICATIONS OF WARRANTS	-	(325,620)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(2,310,246)	$(4,156,833)

NET LOSS PER COMMON SHARE
BASIC	$(0.01)	$(0.02)

DILUTED	$(0.02)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC	283,116,017	228,568,435

DILUTED	283,116,017	228,568,435

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2012 and 2011
(UNAUDITED)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,310,246)	$(3,581,213)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	133,450	138,425
Issuance of common stock, warrants and options for services	54,485	38,670
Extension of options issued to employees	-	36,990
Employee option cost	966,585	837,458
Common stock contributed to 401(k) plan	39,711	38,486
Impairment loss on abandonment of patents	10,223	7,955
Loss on retired equipment	2,011	1,049
Deferred rent	-	(1,509)
Gain on derivative instruments	(2,746,198)	(956,470)
(Increase)/decrease in assets:
Receivables	143,714	448,703
Deferred rent	139,536	153,105
Prepaid expenses	471,936	235,343
Inventory used for R&D and manufacturing	247,585	200,858
Increase/(decrease) in liabilities:
Accounts payable	(192,358)	(127,006)
Accrued expenses	23,252	(84,590)
Due to employees	20,843	(2,847)
Deferred rent	688	-
Deposits held	-	5,000

Net cash used in operating activities	(2,994,783)	(2,611,593)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(16,093)	(16,467)
Expenditures for patent costs	(125)	(306)

Net cash used in investing activities	(16,218)	(16,773)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	9,807,375	3,810,000
Payments on oblgations under capital leases	(1,025)	-
Payments on convertible debt	-	(1,980,000)

Net cash provided by financing activities	9,806,350	1,830,000

NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS	6,795,349	(798,366)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,941,042	4,260,594

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,736,391	$3,462,228

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2012 and 2011
(UNAUDITED)

	2012	2011
ISSUANCE OF WARRANTS:
Increase in derivative liabilities	$(4,200,000)	$(2,146,667)
Decrease in additional paid-in capital	4,200,000	2,146,667

	$-	$-

ISSUANCE OF ADDITIONAL SHARES
Increase in common stock	$-	$(8,333)
Increase additional paid-in capital	-	(241,667)
Decrease additional paid-in capital	-	250,000

	$-	$-

MODIFICATION OF WARRANTS:
Increase additional paid-in capital	$-	$(325,620)
Decrease in additional paid-in capital	-	325,620

	$-	$-

ISSUANCE OF COMMON STOCK FOR PREPAID SERVICES
Increase additional paid-in capital	$236,165	$-
Increase in prepaid expenses	(236,165)	-

	$-	$-

PATENT COSTS INCLUDED IN
ACCOUNTS PAYABLE:
Increase in patent costs	$8,641	$15,277
Increase in accounts payable	(8,641)	(15,277)

	$-	$-

NON-CASH EQUIPMENT COSTS
Increase in research and office equipment	$36,622	$4,703
Increase in accounts payable	-	(4,703)
Increase in capital lease obligation	(36,622)	-

	$-	$-

CAPITAL LEASE PAYMENTS INCLUDED IN
ACCOUNTS PAYABLE:
Decrease in capital lease obligation	$1,105	$-
Increase in accounts payable	(1,105)	-

	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION:
Cash expenditure for interest expense	$41,878	$218,502

See notes to financial statements.

CEL-SCI CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2012 AND 2011

A.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of CEL-SCI Corporation (the Company) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, these interim condensed financial statements should be read in conjunction with the  financial statements and notes included in the Company’s annual report on Form 10-K for the year ended September 30, 2012.

Effective, December 14, 2012, the Company dissolved Viral Technologies, Inc, its wholly owned subsidiary.  The dissolution had no impact on the financial position or the results of operations of the Company.

In the opinion of management, the accompanying unaudited condensed financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company’s financial position as of December 31, 2012 and the results of its operations for the three months then ended.  The condensed balance sheet as of September 30, 2012 is derived from the September 30, 2012 audited financial statements.  Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.  The results of operations for the three months ended December 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the entire year.

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

Income Taxes -  The Company uses the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.  A full valuation allowance was recorded against the deferred tax assets as of December 31, 2012 and September 30, 2012.

Derivative Instruments – The Company has entered into financing arrangements that consist of freestanding derivative instruments or hybrid instruments that contain embedded derivative features.  The Company has also issued warrants to various parties in connection with work performed by these parties.  The Company accounts for these arrangements in accordance with Codification 815, “Accounting for Derivative Instruments and Hedging Activities”.  The Company also accounts for warrants in accordance with Codification 815. In accordance with accounting principles generally accepted in the United States (“GAAP”), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments.  The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.  The derivative liabilities are remeasured at fair value at the end of each interim period as long as they are outstanding.

Deferred Rent (Asset) – The deferred rent is discussed at Note G. Consideration paid, including deposits, related to operating leases are recorded as a deferred rent asset and amortized as rent expense over the lease term. Interest on the deferred rent is calculated at 3% on the funds deposited on the manufacturing facility and is included in deferred rent. This interest income will be used to offset future rent.

Stock-Based Compensation – Compensation cost for all stock-based awards is measured at fair value as of the grant date in accordance with the provisions of ASC 718.  The fair value of the stock options is calculated using the Black-Scholes option pricing model.  The Black-Scholes model requires various judgmental assumptions including volatility and expected option life.  The stock-based compensation cost is recognized on the accelerated method as expense over the requisite service or vesting period.

The Company has Incentive Stock Option Plans, Non-Qualified Stock Option Plans, a Stock Compensation Plan and Stock Bonus Plans. In some cases these Plans are collectively referred to as the "Plans".  All Plans (except for the 2013 Non-Qualified Stock Option Plan) have been approved by the stockholders. A summary chart and description of activity of the Plans for the three months ended December 31, 2012 follows in Note C. For further discussion of the Stock Option Plans, Stock Compensation Plan and Stock Bonus Plans, see the Company’s Form 10-K for the year ended September 30, 2012.

B.            NEW ACCOUNTING PRONOUNCEMENTS

There are no significant new accounting pronouncements that would impact the condensed financial statements.

C.            STOCKHOLDERS’ EQUITY

Below is a chart of the stock options, stock bonuses and compensation granted by the Company as of December 31, 2012.  Each option represents the right to purchase one share of the Company’s common stock:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued as Stock Bonus	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	21,100,000	13,898,275	N/A	5,135,225
Non-Qualified Stock Option Plans(1)	57,760,000	34,573,813	N/A	16,871,573
Stock Bonus Plans	15,940,000	N/A	8,345,844	7,589,642
Stock Compensation Plan	13,500,000	N/A	6,886,531	6,613,469

(1)
The 2013 Non-Qualified Plan was adopted by the Company’s directors on December 18, 2012 and authorizes the issuance of up to 20,000,000 shares of the Company’s common stock to persons that exercise options granted pursuant to the Plan.  As of the date of this Form 10-Q, the Company had granted 3,344,166 options under the 2013 Non-Qualified Plan.  Any options granted pursuant to the 2013 Plan may not be exercised until shareholders approve the adoption of the Plan.

There were 14,374,664 and 3,120,372 options granted to employees and directors during the three months ended December 31, 2012 and 2011, respectively.

In December 2012, the Company offered employees and directors holding options that expire on April 1, 2013 the opportunity to forfeit these options and have new options issued with an expiration date of December 17, 2017.  All twelve employees and directors eligible for this offer accepted the terms.  This resulted in the cancellation of 3,874,664 options priced at $0.22 per share and the concurrent issuance of the same number of options at $0.28 per share.  In accordance with ASC 718, the Company recorded the incremental compensation cost of the options.  The incremental compensation cost is the excess of the fair value of the replacement award over the fair value of the cancelled award at the cancellation date.  At the cancellation date, the incremental compensation cost was $477,879.

In November 2011, the Company modified the number of options issued to certain employees and directors, as well as the exercise prices and the expiration dates of the options. This resulted in the cancellation of 3,900,465 options priced between $0.54 and $1.94 per share and the issuance of 3,120,372 options exercisable at $0.30 per share. In accordance with ASC 718, the incremental compensation cost was $409,370.  In December 2011, the Company extended the expiration date of certain employee options resulting in an additional option cost of $36,990.

Stock-Based Compensation Expense

	Three Months Ended December 31,
	2012	2011
Employees	$966,585	$837,458
Non-employees	$107,818	$38,670

At December 31, 2012 and September 30, 2012, respectively, non-employee stock compensation expense excluded $236,165 and $53,333 for future services to be performed.

Derivative Liabilities, Warrants and Other Options

Below is a chart showing the derivative liabilities and the number of warrants outstanding at December 31, 2012:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrant	Exercise Price	Expiration Date	Reference

Series N	8/18/08	5,187,709	0.30	8/18/14	1
Series A	6/24/09	1,303,472	0.50	12/24/14	1
C. Schleuning (Series A)	7/8/09	167,500	0.50	01/08/15	1
Series B	9/4/09	500,000	0.68	9/4/14	1
Series C	8/20/09 – 8/26/09	4,634,886	0.55	2/20/15	1
Series E	9/21/09	714,286	1.75	8/12/14	1
Series F	10/6/11	12,000,000	0.40	10/6/14	1
Series G	10/6/11	666,667	0.40	8/12/14	1
Series H	1/26/12	12,000,000	0.50	8/1/15	1
Series Q	6/21/12	12,000,000	0.50	12/22/15	1
Series R	12/6/12	26,250,000	0.40	12/6/16	1

Series L	4/18/07	250,000	0.75	4/17/14	2
Series L (repriced)	4/18/07	1,000,000	0.34	4/17/13	2
Series M (modified)	4/18/07	6,000,000	0.34	7/31/14	2

Series P	2/10/12	5,900,000	0.45	3/6/17	3

Private Investors	5/30/03- 6/30/09	8,609,375	0.47 – 1.25	5/30/13 - 7/18/14	4

Warrants held by Officer and Director	6/24/09- 7/6/09	3,497,539	0.40 – 0.50	12/24/14 – 1/6/15	5
Consultants	5/22/03 – 12/28/12	1,437,500	0.28 – 2.00	5/22/13 - 12/28/17	6

1.	Derivative Liabilities

See below for details of the balances of derivative instruments at December 31, 2012 and September 30, 2012.

	December 31, 2012	September 30, 2012
Series A through E warrants	$454,553	$786,989
Series N warrants	518,772	830,034
Series F and G warrants	1,006,667	1,646,667
Series H warrants	1,200,000	1,800,000
Series Q warrants	1,320,000	1,920,000
Series R warrants	3,937,500	-

Total derivative liabilities	$8,437,492	$6,983,690

The Company reviews all outstanding warrants in accordance with the requirements of Codification 815.  This topic provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions.  The warrant agreements provide for adjustments to the exercise price for certain dilutive events, which includes an adjustment to the number of shares issuable upon the exercise of the warrant in the event that the Company makes certain equity offerings in the future at a price lower than the exercise prices of the warrant instruments.  Under the provisions of Codification 815, the warrants are not considered indexed to the Company’s stock because future equity offerings or sales of the Company’s stock are not an input to the fair value of a “fixed-for-fixed” option on equity shares, and equity classification is therefore precluded.

Series K and Series A through E Warrants

The Company accounted for the Series K and A through E warrants as derivative liabilities in accordance with Codification 815. In accordance with Codification 815, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding. These warrants do not qualify for equity accounting and must be accounted for as a derivative liability since the Warrant Agreement provides the holder with the right, at its option, to require the Company to a cash settlement of the warrants at Black-Scholes value in the event of a Fundamental Transaction, as defined in the Warrant Agreement.  Since the occurrence of a Fundamental Transaction is not entirely within the Company's control, there exist circumstances that would require net-cash settlement of the warrants while holders of shares would not receive a cash settlement.

In October 2011, 2,318,396 Series K warrants held by the investors were reset from $0.40 to $0.30.  In addition, the investors were issued 772,799 warrants exercisable at $0.30 per share at an initial cost of $30,912.  This cost was accounted for as a debit to loss on derivatives and a credit to derivative liabilities.

In February 2012, all the Series K warrants were exercised, and the Company received $927,359 from the exercise of Series K warrants to purchase 3,091,195 of the Company’s common shares. As of September 30, 2012, all Series K warrants had been exercised and no liability is recorded.  When the warrants were exercised, the value of these warrants was converted from derivative liabilities to equity.  For the three months ended December 31, 2011, the Company recorded a gain of $69,552 on Series K warrants.

For the three months ended December 31, 2012 and 2011, the Company recorded a gain of $332,436 and $434,924, respectively, on the Series A through E warrants.

In June 2009, the Company issued 10,116,560 Series A warrants exercisable at $0.50 per share in connection with the June financing.  The cost of the warrants of $2,775,021 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities.  As of December 31, 2012, 1,303,472 of these warrants remained outstanding.  In accordance with Codification 815, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of December 31, 2012 and September 30, 2012, the fair values of the remaining Series A warrants were $91,243 and $156,417, respectively.

In July 2009, the Company issued warrants to a private investor.  The 167,500 warrants were issued with an exercise price of $0.50 per share and valued at $43,550 using the Black Scholes method. The cost of the warrants was accounted for as a debit to additional paid-in capital and a credit to derivative liabilities. As of December 31, 2012, 167,500 warrants remained outstanding.  In accordance with Codification 815, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of December 31, 2012 and September 30, 2012, the fair values of the remaining warrants were $11,725 and $20,100, respectively.

In connection with a loan received and fully repaid in a prior period, the Company issued 500,000 Series B warrants with an exercise price of $0.68 per share.  As of December 31, 2012, 500,000 Series B warrants remained outstanding.  In accordance with Codification 815, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of December 31, 2012 and September 30, 2012, the fair values of the remaining Series B warrants were $20,000 and $40,000, respectively.

In connection with an August 2009 financing, the Company issued 5,392,218 Series C warrants exercisable at $0.55 per share.  As of December 31, 2012, 4,634,886 of these warrants remained outstanding.  In accordance with Codification 815, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of December 31, 2012 and September 30, 2012, the fair values of the remaining Series C warrants were $324,442 and $556,186, respectively.

In September 2009, the Company issued 714,286 Series E warrants were issued with an exercise price of $1.75 per share to the placement agent in connection with a financing. As of December 31, 2012, 714,286 Series E warrants remained outstanding.  In accordance with Codification 815, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of December 31, 2012 and September 30, 2012, the fair values of the remaining Series E warrants were $7,143 and $14,286 respectively.

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

As of December 31, 2012, 5,187,709 Series N warrants remain outstanding.  In accordance with Codification 815, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding.  As of December 31, 2012 and September 30, 2012, the values of the Series N warrants were $518,772 and $830,034, respectively.  During the three months ended December 31, 2012 and 2011, the Company recorded a derivative gain on Series N warrants of $311,262 and $259,385, respectively.

Series F and G warrants

In October 2011, the Company issued 12,000,000 Series F warrants with an exercise price of $0.40 per share at any time prior to October 6, 2014 in connection with a financing.  The Company also issued 666,667 Series G warrants with an exercise price of $0.40 per share to the placement agent for this offering.  The Series G warrants are exercisable at any time prior to August 12, 2014. In accordance with ASC 815, derivative liabilities must be measured at fair value upon issuance and revalued at the end of each reporting period through their expiration.   Any change in fair value between the respective reporting dates shall be recognized as gain or loss.  The initial cost of the warrants of $2,146,667 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities. As of December 31, 2012 and September 30, 2012, the fair values of the Series F and G warrants were $1,006,667 and $1,646,667, respectively. During the three months ended December 30, 2012 and 2011, the Company recorded a derivative gain on the Series F and G warrants of $640,000 and $379,999, respectively.

Series H Warrants

In January 2012, the Company issued 12,000,000 Series H warrants with an exercise price of $0.50 per share at any time on or after August 1, 2012 and prior to August 1, 2015 in connection with a financing.  The Company accounted for the Series H warrants as derivative liabilities in accordance with Codification 815.  The initial cost of the warrants of $2,400,000 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities. As of December 31, 2012 and September 30, 2012, the fair values of the Series H warrants were $1,200,000 and $1,800,000, respectively.   During the three months ended December 31, 2012, the Company recorded a gain of $600,000 on the Series H warrants.

Series Q Warrants

In June 2012, the Company issued 12,000,000 Series Q warrants with an exercise price of $0.50 per share at any time on or after December 22, 2012 and prior to December 22, 2015 in connection with a financing.  The Company accounted for the Series Q warrants as derivative liabilities in accordance with Codification 815.  The initial cost of the warrants of $2,160,000 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities. As of December 31, 2012 and September 30, 2012, the fair values of the Series Q warrants were $1,320,000 and $1,920,000, respectively.   During the three months ended December 31, 2012 the Company recorded a gain of $600,000 on the Series Q derivative instruments.

Series R Warrants

On December 4, 2012 the Company sold 35,000,000 shares of its common stock for $10,500,000, or $0.30 per share, in a registered direct offering.  The investors in this offering also received Series R warrants which entitle the investors to purchase up to 26,250,000 shares of the Company’s common stock.  The Series R warrants may be exercised at any time on or after June 7, 2013 and on or before December 7, 2016 at a price of $0.40 per share.   The Company paid Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $682,500.  The Company accounted for the Series R warrants as derivative liabilities in accordance with Codification 815.  The initial cost of the warrants of $4,200,000 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities. As of December 31, 2012, the fair value of the derivative liabilities totaled $3,937,500.  During the three months ended December 31, 2012 the Company recorded a gain of $262,500 on the Series R warrants.

Senior Convertible Notes

In March 2012, the Company repaid the remaining Senior Secured Convertible Notes derived from the settlement, thereby completely eliminating the Senior Secured Convertible Notes, satisfying the settlement and having the lien on the Company’s assets removed.

The accounting for the Senior Secured Convertible Notes was within the scope of ASC 815.  Under ASC 815 or ASC 825, the Company may make an irrevocable election to initially and subsequently measure a hybrid financial instrument in its entirety at fair value.  Any change in fair value between the respective reporting dates shall be recognized as a gain or loss.  Based on the analysis of the Senior Secured Convertible Notes, the Company identified several embedded derivative features.  The Company elected, in accordance with ASC 825, to initially and subsequently carry the instrument at fair value without bifurcating the embedded derivatives.  For the three months ended December 31, 2011, the Company recorded a gain of $64,000 on the Senior Secured Convertible Notes.

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

In November 2011, the Company repriced 1,600,000 of the Series L warrants to $0.34. The additional cost of $86,826 was recorded as a debit and a credit to additional paid-in capital and was a deemed dividend.  This cost is included in modification of warrants and increased the net loss available to shareholders on the statements of operations. In March 2012, 600,000 Series L warrants were exercised at a price of $0.34, and the Company received proceeds of $204,000.

In April 2012, the 250,000 Series L warrants were transferred to a consultant exercisable at a price of $0.75 per share and were extended for two years from the current expiration date.  The additional value of $43,910 was accounted for as a credit to additional paid-in capital and a debit to general and administrative expense.  In June 2012, 101,669 Series L warrants with an exercise price of $0.75 per share, expired.  As of December 31, 2012, 1,000,000 of the Series L warrants at the reduced exercise price of $0.34 and 250,000 at the original exercise price of $0.75 remained outstanding.

On March 12, 2010, the Company temporarily reduced the exercise price of the Series M warrants, originally issued on April 18, 2007.  The exercise price was reduced from $2.00 to $0.75. At any time prior to June 16, 2010, investors could have exercised the Series M warrants at a price of $0.75 per share.  For every two Series M warrants exercised prior to June 16, 2010 the investor would have received one Series F warrant.  Each Series F warrant would have allowed the holder to purchase one share of the Company’s common stock at a price of $2.50 per share at any time on or before June 15, 2014.  After June 15, 2010, the exercise price of the Series M warrants reverted back to $2.00 per share.  Any person exercising a Series M warrant after June 15, 2010 would not receive any Series F warrants.  The Series M warrants expire on April 17, 2012.  An analysis of the modification to the warrants determined that the modification increased the value of the warrants by $1,432,456. This cost was recorded as a debit and a credit to additional paid-in capital and was a deemed dividend.  This cost is included in modification of warrants and increased the net loss available to shareholders on the statements of operations.  There were no exercises of the Series M warrants at the reduced price and the exercise price of the Series M warrants reverted back to $2.00 on June 16, 2010.

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

In February 2011, 6,000,000 Series M warrants, exercisable at a price of $0.60 per share were extended for two years.  This cost of $661,547 was recorded as a debit and a credit to additional paid-in capital and was a deemed dividend.  This cost was included in modification of warrants and increased the net loss available to shareholders on the statements of operations. The additional value of $661,457 was calculated using the Black-Scholes method.

In November 2011, the Company repriced 6,000,000 of the Series M warrants from $0.60 to $0.34. The additional cost of $238,794 was recorded as a debit and a credit to additional paid-capital and was a deemed dividend.  This cost was included in modification of warrants and increased the net loss available to shareholders on the statements of operations.  The remaining 1,221,668 Series M warrants at the original exercise price of $2.00 expired in April 2012.  As of December 31, 2012, 6,000,000 Series M warrants at the reduced exercise price of $0.34 remained outstanding.

3.	Series O and P Warrants

In March 2009, as further consideration for its rights under a licensing agreement, Byron Biopharma LLC (“Byron”) purchased 3,750,000 Units from the Company at a price of $0.20 per Unit.  Each Unit consisted of one share of the Company’s common stock and two Series O warrants.  Each Series O warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.25 per share.  The Series O warrants expire on March 6, 2016.  The Company filed a registration statement to register the shares issuable upon the exercise of the warrants.  The Units were accounted for as an equity transaction using the Black Scholes method to value the warrants.  The fair value of the warrants was calculated to be $1,015,771.  During the year end September 30, 2012, all Series O warrants were exercised for which the Company received $1,625,000.

On February 10, 2012, the Company issued 5,900,000 Series P warrants to the former holder of the Series O warrants as an inducement for the early exercise of the Series O warrants. Series O warrants entitled the holder to purchase 5,900,000 shares of the Company’s common stock at a price of $0.25 per share at any time on or prior to March 6, 2016.  The Series P warrants allow the holder to purchase up to 5,900,000 shares of the Company’s common stock at a price of $0.45 per share.  The Series P warrants are exercisable at any time on or after August 12, 2012 and prior to March 6, 2017.  The warrants were accounted for as an equity transaction using the Black-Scholes method to value the warrants.  The fair value of the warrants was calculated to be $1,593,000.  This cost was recorded as a debit and a credit to additional paid-in capital.  This cost was included in inducement warrants and increased the net loss available to shareholders on the statements of operations.  As of December 31, 2012, 5,900,000 Series P warrants remained outstanding.

4.	Private Investor Warrants

Between May 2003 and April 2006, the Company issued 1,900,000 warrants as part of a financing to a private investor at exercise prices between $0.47 and $1.25.  As of December 31, 2012, 1,200,000 warrants remain outstanding.  The fair value of the warrants has been recorded as an addition to additional paid-in capital and also as a charge to additional paid-in capital since they qualified for equity accounting.

In February 2011, 1,325,000 warrants issued to an investor with an exercise price between $0.56 and $0.82 were extended for three years.  The additional value of $406,912 was calculated using the Black Scholes method and was accounted for as a debit and a credit to additional paid-in capital.  As of December 31, 2012, 1,325,000 warrants remained outstanding.

In January 2009, as part of an amended lease agreement on the manufacturing facility, the Company repriced 3,000,000 warrants issued to the lessor in July 2007 at $1.25 per share and which were to expire on July 12, 2013. These warrants were repriced at $0.75 per share and expire on January 26, 2014. The cost of this repricing and extension of the warrants was $70,515 and was accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital.  In addition, 787,500 additional warrants were given to the lessor of the manufacturing facility on the same date, exercisable at a price of $0.75 per share, and will expire on January 26, 2014. The cost of these warrants was $45,207 and was accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital.  As of December 31, 2012, 3,787,500 warrants remained outstanding.

Between March 31 and June 30, 2009, 2,296,875 warrants were issued at $0.75 to the leaseholder on the manufacturing facility in consideration for the deferral of rent payments.  As of December 31, 2012, 2,296,875 warrants remained outstanding.

5.	Warrants Held by Officer and Director

Between December 2008 and June 2009, Maximilian de Clara, the Company’s President and a director, loaned the Company $1,104,057 under a note payable.  In June 2009, the Company issued 1,648,244 warrants exercisable at $0.40 per share to the holder of the note.  The warrants are exercisable at any time prior to December 24, 2014.  These warrants were valued at $65,796 using the Black-Scholes method.  In July 2009, as consideration for a further extension of the loan, the Company issued 1,849,295 warrants exercisable at $0.50 per share to the holder of the note that was amended for the second time.  These warrants were valued at $341,454 using the Black-Scholes method and can be exercised at any time prior to January 6, 2015.  The first warrants were recorded as a discount to the loan and a credit to additional paid-in capital.  The second warrants were recorded as a debit to derivative loss of $831,230, a premium of $341,454 on the loan and a credit to additional paid-in capital of $489,776.  The first warrants were amortized as interest expense at the time of the second amendment.  On the second amendment, $338,172 of the premium was amortized as a reduction to interest expense as of September 30, 2009.  The balance of the premium of $3,282 was amortized as a reduction to interest expense in October 2009.  As of December 31, 2012, 3,497,539 warrants remained outstanding. See Note E for additional information.

6.	Options and Shares Issued to Consultants

As of December 31, 2012, 1,437,500 options issued to consultants as payment for services remained outstanding, of which 1,342,500 options were issued from the Non-Qualified Stock Option plans.

On December 28, 2012, the Company entered into a consulting agreement for services to be provided through December 27, 2013.  In consideration for the services to be provided, the Company issued the consultant 500,000 shares of common stock and 500,000 options to purchase common stock at a price of $0.28 per share.  The common shares were issued at the fair market value on the agreement date of $0.28.  The aggregate fair market value of $140,000 was recorded as a prepaid expense and will be charged to general and administrative expense over the period of service.  The fair value of the options issued, as calculated using the Black-Scholes method, was determined to be $98,150 and will also be charged to general and administrative expense over the period of service.  During the three months ended December 31, 2012, the Company recorded $1,985 of expense relating to this consulting arrangement.  As of December 31, 2012, the Company has recorded $236,165 in prepaid consulting expenses.

In December 2011, 50,000 options were issued to a consultant with an exercise price of $0.30 which vested immediately and expire on December 1, 2016.  The cost of these options was $10,211 calculated using the Black-Scholes method and was accounted for as a credit to additional paid-in capital and a debit to general and administrative expense.

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

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at December 31, 2012:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$-	$-	$8,437,492	$8,437,492

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at September 30, 2012:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$-	$-	$6,983,690	$6,983,690

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the three months ended December 31, 2012 and the year ended September 30, 2012:

	December 31, 2012	September 30, 2012
Beginning balance	$6,983,690	$7,261,073
Issuances	4,200,000	6,706,667
Settlements	-	(5,072,367)
Realized and unrealized gains
recorded in earnings	(2,746,198)	(1,911,683)
Ending balance	$8,437,492	$6,983,690

The fair values of the Company’s derivative instruments disclosed above are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock as well as U.S. Treasury Bill rates are observable in active markets.

E.            LOANS FROM OFFICER

The Company’s President, and a director, Maximilian de Clara, loaned the Company $1,104,057.  The loan from Mr. de Clara bears interest at 15% per year and is secured by a lien on substantially all of the Company’s assets.  The Company does not have the right to prepay the loan without Mr. de Clara’s consent.  The loan was initially payable at the end of March 2009, but has been extended.   At the time the loan was originally due, and in accordance with the loan agreement, the Company issued Mr. de Clara warrants to purchase 1,648,244 shares of the Company’s common stock at a price of $0.40 per share.  The warrants are exercisable at any time prior to December 24, 2014.  In June 2009, the loan with Mr. de Clara was extended for the second time to July 6, 2014, but, at Mr. de Clara’s option, the loan may be converted into shares of the Company’s common stock.  The number of shares which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.40.  As further consideration for the second extension, Mr. de Clara received warrants to purchase 1,849,295 shares of the Company’s common stock at a price of $0.50 per share at any time prior to January 6, 2015.  On May 13, 2011, to recognize Mr. de Clara’s willingness to agree to subordinate his note to the convertible preferred shares and convertible debt as part of the settlement agreement, the Company extended the maturity date of the note to July 6, 2015.

During the three months ended December 31, 2012 and 2011, the Company paid $41,402 in interest expense to Mr. de Clara.

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

The Company is currently running a large multi-national Phase III clinical trial for head and neck cancer with its partners TEVA Pharmaceuticals and Orient Europharma. The Company believes that it has enough capital to support its operations until year end and believes that it has ready access to new equity capital should the need arise. To finance the study beyond the next 12 months, the Company plans to raise additional capital in the form of corporate partnerships, debt and/or equity financings. The Company believes that it will be able to obtain additional financing since Multikine is a Phase III product designed to treat cancer and because it has done so consistently in the past. However, there can be no assurance that the Company will be successful in raising additional funds or that funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of money, the Company will either have to slow down or delay the Phase III clinical trial or even significantly curtail its operations until such time as it is able to raise the required funding.  The Company’s expenditures for fiscal year 2012 included several non-recurring items that amounted to approximately $5 million dollars, which were the settlement payments related to a lawsuit, will not recur in fiscal year 2013, thereby reducing the Company’s expenditures.  On December 4, 2012, the Company raised $10.5 million from several institutional investors. The Company has agreed to pay Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $682,500.

The Company estimates the total cost of the Phase III trial, with the exception of the parts that will be paid by its licensees, Teva Pharmaceuticals and Orient Europharma, to be approximately $32,000,000 of which approximately $7,600,000 has been paid as of December 31, 2012. Out of the planned 48 sites, 38 sites have completed their site initiation visits and patients are being screened/enrolled in multiple locations. It should be noted that this estimate is only an estimate based on the information currently available in the Company’s contracts with the Clinical Research Organization responsible for managing the Phase III trial.  This number can be affected by the speed of enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen today.  It is therefore possible that the cost of the Phase III trial will be higher than currently estimated.

G.            COMMITMENTS AND CONTINGENCIES

Lease Agreement - In August 2007, the Company leased a building near Baltimore, Maryland.  The building, which consists of approximately 73,000 square feet, was remodeled in accordance with the Company’s specifications so that it can be used by the Company to manufacture Multikine for the Company’s Phase III clinical trial and sales of the drug if approved by the FDA.  The lease is for a term of twenty years and requires an annual base rent to escalate each year at 3%.  The Company is required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities.  The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease.

The amortization of the deferred rent for the three months ended December 31, 2012 and 2011 was $166,169 and $178,951, respectively.

The Company was required to deposit the equivalent of one year of base rent in accordance with the contract.  When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company. The $1,670,917 is included in non-current assets at December 31, 2012.

On December 7, 2011, the Company entered into a sublease for a period of four months commencing on December 10, 2011.  The Company receives $5,000 per month in rent for the subleased space.  The lease is now a month to month term lease with a 30 day notice requirement for termination.

The Company leases its research and development laboratory under a 60 month lease which expires February 28, 2017.  The operating lease includes escalating rental payments.  The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate of $11,360 per month.  As of December 31, 2012 and September 30, 2012, the Company has recorded a deferred rent liability of $2,196 and $1,033, respectively.

The Company leases office headquarters under a 36 month lease which expires June 30, 2015. The operating lease includes escalating rental payments.  The Company is recognizing the related rent expense on a straight line basis over the full 36 month term of the lease at the rate $7,864 per month.  As of December 31, 2012 and September 30, 2012, the Company has recorded a deferred rent liability of $15,004 and $15,479, respectively.

During the three months ended December 31, 2012, the Company leased office equipment under a capital lease arrangement. The term of the capital lease is 48 months and expires on September 30, 2016.  The monthly lease payment is $1,025.  The lease bears interest at approximately 16%.

H.            PATENTS

During the three months ended December 31, 2012 and 2011, the Company recorded patent impairment charges of $10,223 and $7,955, respectively.  For the three months ended December 31, 2012 and 2011, amortization of patent costs totaled $23,905 and $21,674, respectively. The Company estimates that future amortization expense will be as follows:

Nine months ending September 30, 2013	$51,931
Year ending September 30,
2014	32,414
2015	32,414
2016	32,414
2017	32,414
2018	32,079
Thereafter	145,250
Total	$358,916

I.             EARNINGS PER SHARE

The Company’s basic and diluted earnings per share (EPS) are as follows for December 31, 2012 and 2011.  For the three months ended December 31, 2012 and 2011, the computation of dilutive net loss per share excluded options and warrants to purchase approximately 5,788,000 and 11,419,000 shares of common stock because their inclusion would have an anti-dilutive effect.

	Three Months Ended December 31, 2012
	Net Loss	Weighted Average Shares	EPS

Basic EPS	$(2,310,246)	283,116,017	$(0.01)
Derivative liabilities gain	(2,746,198)

Dilutive EPS	$(5,056,444)	283,116,017	$(0.02)

	Three Months Ended December 31, 2011
	Net Loss	Weighted Average Shares	EPS

Basic EPS	$(4,156,833)	228,568,435	$(0.02)
Derivative liabilities gain	(956,470)

Dilutive EPS	$(5,113,303)	228,568,435	$(0.02)

J.             SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were filed and determined there are no subsequent events that require disclosure.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company’s lead investigational therapy, Multikine® (Leukocyte Interleukin, Injection), is cleared for a Phase III clinical trial in advanced primary head and neck cancer. It has received a go-ahead by the US FDA as well as the Canadian, Polish, Hungarian, Russian, Israeli, Indian and Taiwanese regulators.

Multikine (Leukocyte Interleukin, Injection) is the full name of this investigational therapy, which, for simplicity, is referred to in the remainder of this report as Multikine.  Multikine is the trademark that the Company has registered for this investigational therapy, and this proprietary name is subject to FDA review in connection with the Company’s future anticipated regulatory submission for approval.  Multikine has not been licensed or approved by the FDA or any other regulatory agency.  Neither has its safety or efficacy been established for any use.

The Company also owns and is developing a pre-clinical technology called LEAPS (Ligand Epitope Antigen Presentation System).

All of the Company’s projects are under development.  As a result, the Company cannot predict when it will be able to generate any revenue from the sale of any of its products.

Since inception, the Company has financed its operations through the sale of equity securities, convertible notes, loans and certain research grants.  The Company’s expenses will likely exceed its revenues as it continues the development of Multikine and brings other drug candidates into clinical trials.  Until such time as the Company becomes profitable, any or all of these financing vehicles or others may be utilized to assist the Company’s capital requirements.

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

The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts.  The ability of the Company to complete the necessary clinical trials and obtain Food and Drug Administration (FDA) approval for the sale of products to be developed on a commercial basis is uncertain.  Ultimately, CEL-SCI must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.  The Company believes that, counting its cash on hand and access to the capital markets established over the years, it will have enough capital to support its operations through year end.  On March 1, 2012, the Company paid the remaining balance due on its convertible note agreement, thereby releasing the Company from all obligations under the Settlement Agreement.

The Company estimates the total cost of the Phase III trial, with the exception of the parts that will be paid by its licensees, Teva Pharmaceuticals and Orient Europharma, to be approximately $32,000,000 of which approximately $7,600,000 has been paid as of December 31, 2012. Out of the planned 48 sites, 38 sites have completed their site initiation visits and patients are being screened/enrolled in multiple locations. It should be noted that this estimate is only an estimate based on the information currently available in the Company’s contracts with the Clinical Research Organization responsible for managing the Phase III trial.  This number can be affected by the speed of enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen today.  It is therefore possible that the cost of the Phase III trial will be higher than currently estimated.

During the three months ended December 31, 2012, the Company’s cash increased by approximately $6,800,000.  Significant components of this increase include net proceeds from the sale of the Company’s stock of approximately $9,807,000 offset by net cash used to fund the Company’s regular operations including its on-going Phase III clinical trial of approximately $2,995,000. This compares to approximately $2,612,000 used in operations during the three months ended December 31, 2011.  For the three months ended December 31, 2012 and 2011, net cash provided by financing activities totaled approximately $9,806,000 and $1,830,000, respectively.  The increase in cash provided by financing activities is due to proceeds of the December 2012 financing, which were approximately $10,500,000, less expenses of approximately $693,000.  Cash used by investing activities was approximately $16,000 and $17,000, for the three months ended December 31, 2012 and 2011, respectively.  The use of cash in investing activities consisted primarily of purchases of equipment and legal costs incurred in patent applications.

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

On December 4, 2012 CEL-SCI sold 35,000,000 shares of its common stock for $10,500,000, or $0.30 per share, in a registered direct offering.  The investors in this offering also received Series R warrants which entitle the investors to purchase up to 26,250,000 shares of CEL-SCI’s common stock.  The Series R warrants may be exercised at any time on or after June 7, 2013 and on or before December 7, 2016 at a price of $0.40 per share.   CEL-SCI paid Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $682,500.

Results of Operations and Financial Condition

During the three months ended December 31, 2012, grant and other income increased by approximately $10,000 compared to the three months ended December 31, 2011.

During the three months ended December 31, 2012, research and development expenses increased by approximately $469,000 compared to the three months ended December 31, 2011.  The Company is continuing the Phase III clinical trial and research and development fluctuates based on the activity level of the clinical trial.

During the three months ended December 31, 2012, general and administrative expenses increased by approximately $148,000 compared to the three months ended December 31, 2011. This increase is primarily due to increased public relation costs.

The gain on derivative instruments of approximately $2,746,000 for the three months ended December 31, 2012 was the result of the change in fair value of the derivative liabilities during the period.  This change was caused by fluctuations in the share price of the Company’s common stock.

Interest expense was approximately $41,000 for the three months ended December 31, 2012 and consisted entirely of interest expense on the loan from the Company’s president.   Interest expense was approximately $123,000 for the three months ended December 31, 2011 and consisted of interest expense on the loan from the Company’s president of approximately $41,000 and interest on the convertible notes of approximately $82,000.

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

Under the terms of the Settlement Agreement and its related agreements, the plaintiffs and the Company terminated the pending litigation and released each other from all claims each may have against the other, with certain customary exceptions. The Company agreed to make a $3 million cash payment and issue $9 million of securities to the plaintiffs. These securities consist of senior secured convertible promissory notes with an aggregate principal amount of $4.95 million and 4,050 shares of redeemable Series A Convertible Preferred Stock with an aggregate stated value of $4.05 million. The $3 million cash payment was made at the closing under the Settlement Agreement.  The preferred shares were fully redeemed during the year ended September 30, 2012. All convertible notes had been paid as of March 1, 2012.

Research and Development Expenses

During the three and three month periods ended December 31, 2012 and 2011, the Company’s research and development efforts involved Multikine and LEAPS.  The table below shows the research and development expenses associated with each project during three month periods.

	Three months ended December 31,
	2012	2011

MULTIKINE	$2,832,695	$2,358,210
LEAPS	92,027	97,975

TOTAL	$2,924,722	$2,456,185

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

Critical Accounting Estimates and Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations is based on its unaudited condensed financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. The Company believes some of the more critical estimates and policies that affect its financial condition and results of operations are in the areas of operating leases and stock-based compensation. For more information regarding the Company’s critical accounting estimates and policies, see Part II, Item 7 of the Company’s 2012 10-K report. The application of these critical accounting policies and estimates has been discussed with the Audit Committee of the Company’s Board of Directors.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has a loan from the president that bears interest at 15%.  The Company does not believe that it has any significant exposures to market risk.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2012.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Chief Executive and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the first three months of fiscal year 2012.  There was no change in the Company’s internal control over financial reporting during the three months ended December 31, 2012.

PART II

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuance of Restricted Stock

During the three months ended December 31, 2012 the Company issued 150,000 shares of common stock to a consultant for investor relations services.

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

CEL-SCI CORPORATION

Date: February 11, 2013	By:	/s/ Geert Kersten
Geert Kersten, Principal Executive Officer*

*  Also signing in the capacity of the Principal Accounting and Financial Officer.