Form 10-Q
period 2013-03-31
CEL SCI CORP
filed 2013-05-10
CIK 725363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class of Stock	No. Shares Outstanding	Date
Common	309,234,293	May 1, 2013

CEL-SCI CORPORATION
BALANCE SHEETS
MARCH 31, 2013 AND SEPTEMBER 30, 2012
(UNAUDITED)

	MARCH 31,	SEPTMEBER 30,
ASSETS	2013	2012

CURRENT ASSETS:
Cash and cash equivalents	$6,985,737	$3,941,042
Receivables	39,559	158,614
Prepaid expenses	1,267,990	1,306,041
Inventory used for R&D and manufacturing	1,286,776	1,384,484
Deferred rent - current portion	625,307	651,768

Total current assets	10,205,369	7,441,949

RESEARCH AND OFFICE EQUIPMENT AND
LEASEHOLD IMPROVEMENTS-- less accumulated
depreciation and amortization of $2,867,192
and $2,711,792	578,930	630,948

PATENT COSTS--less accumulated
amortization of $1,121,773 and $1,313,046	344,212	384,278

DEFERRED RENT - net of current portion	5,691,250	5,939,358

DEPOSITS	1,670,917	1,670,917

TOTAL ASSETS	$18,490,678	$16,067,450

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$465,818	$592,867
Accrued expenses	231,298	191,214
Due to employees	62,880	20,178
Deferred rent - current portion	7,059	4,195
Lease obligations - current portion	7,583	-
Related party loan	1,104,057	1,104,057

Total current liabilities	1,878,695	1,912,511

Derivative instruments	4,899,228	6,983,690
Deferred revenue	126,545	126,500
Deferred rent - net of current portion	10,117	12,317
Lease obligations - net of current portion	25,195	-
Deposits held	5,000	5,000

Total liabilities	6,944,780	9,040,018

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value - authorized
200,000 shares, issued and outstanding, -0-	-	-
Common stock, $.01 par value - authorized
600,000,000 shares; issued and
outstanding, 309,234,293 and 273,113,332
shares at March 31, 2013 and September 30, 2012,
respectively	3,092,343	2,731,133
Additional paid-in capital	214,466,793	207,285,920
Accumulated deficit	(206,013,238)	(202,989,621)

Total stockholders' equity	11,545,898	7,027,432

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$18,490,678	$16,067,450

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	2013	2012

GRANT INCOME AND OTHER	$30,405	$111,567

OPERATING EXPENSES:
Research and development (excluding
R&D depreciation of $160,820
and $225,282, respectively, included below)	5,439,363	5,050,420
Depreciation and amortization	223,863	281,853
General & administrative	3,650,516	3,484,927

Total operating expenses	9,313,742	8,817,200

OPERATING LOSS	(9,283,337)	(8,705,633)

GAIN (LOSS) ON DERIVATIVE INSTRUMENTS	6,284,462	(3,247,857)

INTEREST INCOME	60,367	57,728

INTEREST EXPENSE	(85,109)	(179,410)

NET LOSS	(3,023,617)	(12,075,172)

ISSUANCE OF ADDITIONAL SHARES DUE TO RESET PROVISIONS	-	(250,000)
MODIFICATIONS OF WARRANTS	-	(325,620)
INDUCEMENT WARRANTS	-	(1,593,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(3,023,617)	$(14,243,792)

NET LOSS PER COMMON SHARE
BASIC	$(0.01)	$(0.06)

DILUTED	$(0.03)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC	295,921,608	237,912,177

DILUTED	295,921,608	237,912,177

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	2013	2012

GRANT INCOME AND OTHER	$15,405	$106,543

OPERATING EXPENSES:
Research and development (excluding
R&D depreciation of $55,957
and $108,531, respectively, included below)	2,515,585	2,594,235
Depreciation and amortization	90,413	143,428
General & administrative	1,649,231	1,631,237

Total operating expenses	4,255,229	4,368,900

OPERATING LOSS	(4,239,824)	(4,262,357)

GAIN (LOSS) ON DERIVATIVE INSTRUMENTS	3,538,264	(4,204,327)

INTEREST INCOME	30,952	28,673

INTEREST EXPENSE	(42,763)	(55,948)

NET LOSS	(713,371)	(8,493,959)

INDUCEMENT WARRANTS	-	(1,593,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(713,371)	$(10,086,959)

NET LOSS PER COMMON SHARE
BASIC	$(0.00)	$(0.04)

DILUTED	$(0.01)	$(0.04)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC	309,011,767	247,369,587

DILUTED	309,011,767	247,369,587

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,023,617)	$(12,075,172)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	223,863	281,853
Issuance of common stock, warrants and options for services	155,022	243,708
Extension of stock options issued to employees	-	36,990
Employee option cost	1,523,349	1,261,060
Common stock contributed to 401(k) plan	79,709	75,889
Impairment loss on abandonment of patents	10,651	21,334
Loss on retired equipment	3,844	4,065
(Gain)/loss on derivative instruments	(6,284,462)	3,247,857
(Increase)/decrease in assets:
Receivables	119,055	355,879
Deferred rent	274,569	301,837
Prepaid expenses	214,679	376,182
Inventory used for R&D and manufacturing	97,708	202,778
Increase/(decrease) in liabilities:
Accounts payable	(150,880)	(30,862)
Accrued expenses	40,084	(99,019)
Due to employees	42,702	(369)
Deferred rent liability	664	(2,759)
Deferred revenue	45	1,500
Deposits held	-	5,000

Net cash used in operating activities	(6,673,015)	(5,792,249)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(76,835)	(30,810)
Expenditures for patent costs	(10,136)	(50,480)

Net cash used in investing activities	(86,971)	(81,290)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	9,807,375	9,166,800
Proceeds from exercise of warrants and stock options	-	2,664,539
Payments on convertible debt	-	(4,950,000)
Payments on obligations under capital leases	(2,694)	-

Net cash provided by financing activities	9,804,681	6,881,339

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,044,695	1,007,800

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,941,042	4,260,594

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,985,737	$5,268,394

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2013 AND 2012
(UNAUDITED)

	2013	2012
ISSUANCE OF WARRANTS:
Increase in derivative liabilities	$(4,200,000)	$(4,546,667)
Decrease in additional paid-in capital	4,200,000	4,546,667

	$-	$-
ISSUANCE OF ADDITIONAL SHARES
Increase in common stock	$-	$(8,333)
Increase in additional paid-in capital	-	(241,667)
Decrease in additional paid-in capital	-	250,000

	$-	$-
EXERCISE OF DERIVATIVE LIABILITIES:
Decrease in derivative liabilities	$-	$122,367
Increase in additional paid-in capital	-	(122,367)

	$-	$-
MODIFICATION OF WARRANTS:
Increase in additional paid-in capital	$-	$(325,620)
Decrease in additional paid-in capital	-	325,620

	$-	$-
INDUCEMENT WARRANTS:
Increase in additional paid-in capital
Decrease in additional paid-in capital	$-	$(1,593,000)
	-	1,593,000

ISSUANCE OF COMMON STOCK FOR	$-	$-
PREPAID SERVICES:
Increase in additional paid-in capital	$(176,628)	$(213,333)
Increase in prepaid expenses	176,628	213,333

	$-	$-
PATENT COSTS INCLUDED IN
ACCOUNTS PAYABLE:
Increase in patent costs	$9,890	$-
Increase in accounts payable	(9,890)	-

	$-	$-

NON CASH RESEARCH AND OFFICE EQUIPMENT PURCHASES
Increase in research and office equipment	$49,413	$-
Increase in accounts payable	(12,791)	-
Increase in capital lease obligation	(36,622)	-

	$-	$-

CAPITAL LEASE PAYMENTS INCLUDED IN
ACCOUNTS PAYABLE:
Decrease in capital lease obligations	$1,150	$-
Increase in accounts payable	(1,150)	-

	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION:
Cash expenditure for interest expense	$84,210	$294,910

See notes to financial statements.

CEL-SCI CORPORATION AND SUBSIDIARY
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2013 and 2012

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company’s financial position as of March 31, 2013 and the results of its operations for the six and three month periods then ended. The condensed balance sheet as of September 30, 2012 is derived from the September 30, 2012 audited financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the six and three months ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the entire year.

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

Income Taxes - The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. A full valuation allowance was recorded against the deferred tax assets as of March 31, 2013 and September 30, 2012.

Derivative Instruments – The Company has entered into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features. The Company has also issued warrants to various parties in connection with work performed by these parties. The Company accounts for these arrangements in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”. In accordance with accounting principles generally accepted in the United States (“GAAP”), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument. The derivative liabilities are remeasured at fair value at the end of each interim period as long as they are outstanding.

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

Stock-Based Compensation – Compensation cost for employee stock-based awards is measured at fair value as of the grant date in accordance with the provisions of ASC 718. The fair value of the stock options is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires various judgmental assumptions including volatility and expected option life. The stock-based compensation cost is recognized on the straight-line attribution method as expense over the requisite service or vesting period.

Equity instruments issued to non-employees are accounted for in accordance with ASC 505-50, Equity-Based Payments to Non-Employees. Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model. The Black-Scholes model requires CEL-SCI’s management to make assumptions regarding the fair value of the equity instruments at the measurement date and the expected life of the options.

The Company has Incentive Stock Option Plans, Non-Qualified Stock Option Plans, a Stock Compensation Plan and Stock Bonus Plans. In some cases these Plans are collectively referred to as the "Plans". All Plans (except for the 2013 Non-Qualified Stock Option Plan) have been approved by the stockholders. A summary chart and description of activity of the Plans for the six months and three months ended March 31, 2013 and 2012 follows in Note C. For further discussion of the Stock Option Plans, Stock Compensation Plan and Stock Bonus Plans, see the Company’s Form 10-K for the year ended September 30, 2012.

B.            NEW ACCOUNTING PRONOUNCEMENTS

There are no significant new accounting pronouncements that would impact the condensed financial statements.

C.            STOCKHOLDERS’ EQUITY

Below is a chart of the stock options, stock bonuses and compensation granted by the Company as of March 31, 2013. Each option represents the right to purchase one share of the Company’s common stock.

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued as Stock Bonus Compensation	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	21,100,000	13,898,275	N/A	5,135,225
Non-Qualified Stock Option
Plans (1)	57,760,000	34,574,813	N/A	16,870,573
Stock Bonus Plans	15,940,000	N/A	8,519,747	7,415,739
Stock Compensation Plan	13,500,000	N/A	6,886,531	6,613,469

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

There were 14,375,664 and 3,120,372 options granted to employees and directors during the six- months ended March 31, 2013 and 2012, respectively. There were 1,000 and -0- options granted to employees and directors during the three months ended March 31, 2013 and 2012, respectively.

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

Stock-Based Compensation Expense

	Six months Ended March 31,
	2013	2012

Employees	$1,523,349	$1,261,060
Non-employees	$208,355	$243,708

	Three months Ended March 31,
	2013	2012

Employees	$556,764	$423,602
Non-employees	$100,537	$205,038

At March 31, 2013 and September 30, 2012, respectively, non-employee stock compensation expense excluded $176,628 and $53,333 for future services to be performed.

Derivative Liabilities, Warrants and Other Options

Below is a chart showing the derivative liabilities and the number of warrants outstanding at March 31, 2013:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrant	Exercise Price	Expiration Date	Reference

Series N	8/18/08	5,187,709	0.30	8/18/14	1
Series A	6/24/09	1,303,472	0.50	12/24/14	1
C. Schleuning (Series A)	7/8/09	167,500	0.50	01/08/15	1
Series B	9/4/09	500,000	0.68	9/4/14	1
Series C	8/20/09 – 8/26/09	4,634,886	0.55	2/20/15	1
Series E	9/21/09	714,286	1.75	8/12/14	1
Series F	10/6/11	12,000,000	0.40	10/6/14	1
Series G	10/6/11	666,667	0.40	8/12/14	1
Series H	1/26/12	12,000,000	0.50	8/1/15	1
Series Q	6/21/12	12,000,000	0.50	12/22/15	1
Series R	12/6/12	26,250,000	0.40	12/6/16	1

Series L	4/18/07	250,000	0.75	4/17/14	2
Series L (repriced)	4/18/07	1,000,000	0.34	4/17/13	2
Series M (modified)	4/18/07	6,000,000	0.34	7/31/14	2

Series P	2/10/12	5,900,000	0.45	3/6/17	3

Private Investors	5/30/03- 6/30/09	8,609,375	0.47 – 1.25	5/30/13 - 7/18/14	4

Warrants held by Officer and Director	6/24/09- 7/6/09	3,497,539	0.40 – 0.50	12/24/14 – 1/6/15	5

Consultants	5/22/03 – 12/28/12	1,437,500	0.28 – 2.00	5/22/13 - 12/27/17	6

1.	Derivative Liabilities

See below for details of the balances of derivative instruments at March 31, 2013 and September 30, 2012.

	March 31, 2013	September 30, 2012
Series A through E warrants	$188,176	$786,989
Series N warrants	259,385	830,034
Series F and G warrants	506,667	1,646,667
Series H warrants	600,000	1,800,000
Series Q warrants	720,000	1,920,000
Series R warrants	2,625,000	-

Total derivative liabilities	$4,899,228	$6,983,690

The Company reviews all outstanding warrants in accordance with the requirements of ASC 815. This topic provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The warrant agreements provide for adjustments to the exercise price for certain dilutive events, which includes an adjustment to the number of shares issuable upon the exercise of the warrant in the event that the Company makes certain equity offerings in the future at a price lower than the exercise prices of the warrant instruments. Under the provisions of ASC 815, the warrants are not considered indexed to the Company’s stock because future equity offerings or sales of the Company’s stock are not an input to the fair value of a “fixed-for-fixed” option on equity shares, and equity classification is therefore precluded.

In accordance with ASC 815, derivative liabilities must be measured at fair value upon issuance and revalued at the end of each reporting period through their expiration. Any change in fair value between the respective reporting dates is recognized as a gain or loss.

Series K and Series A through E Warrants

The Company accounted for the Series K and A through E warrants as derivative liabilities in accordance with ASC 815. In accordance with ASC 815, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding. These warrants do not qualify for equity accounting and must be accounted for as a derivative liability since the Warrant Agreement provides the holder with the right, at its option, to require the Company to a cash settlement of the warrants at Black-Scholes value in the event of a Fundamental Transaction, as defined in the Warrant Agreement. Since the occurrence of a Fundamental Transaction is not entirely within the Company's control, there exist circumstances that would require net-cash settlement of the warrants while holders of shares would not receive a cash settlement.

In October 2011, 2,318,396 Series K warrants held by the investors were reset from $0.40 to $0.30. In addition, the investors were issued 772,799 warrants exercisable at $0.30 per share at an initial cost of $30,912. This cost was accounted for as a debit to loss on derivatives and a credit to derivative liabilities.

In February 2012, all the Series K warrants were exercised, and the Company received $927,359 from the exercise of Series K warrants to purchase 3,091,195 of the Company’s common shares. As of September 30, 2012, all Series K warrants had been exercised and no liability was recorded. When the warrants were exercised, the value of these warrants was converted from derivative liabilities to equity. For the six months and three months ended March 31, 2012, Series K warrants transferred to equity totaled $122,367. For the six months and three months ended March 31, 2012, the Company recorded a loss of $52,815 and $91,455, respectively, on Series K warrants.

For the six months and three months ended March 31, 2013, the Company recorded a gain of $598,813 and $266,377, respectively, on the Series A through E, warrants. For the six months and three months ended March 31, 2012, the Company recorded a loss of $330,002 and $764,926, respectively, on the Series A through E warrants.

In June 2009, the Company issued 10,116,560 Series A warrants exercisable at $0.50 per share in connection with the June financing. The cost of the warrants of $2,775,021 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities. As of March 31, 2013, 1,303,472 of these warrants remained outstanding.  As of March 31, 2013 and September 30, 2012, the fair values of the remaining Series A warrants were $39,104 and $156,417, respectively.

In July 2009, the Company issued warrants to a private investor. The 167,500 warrants were issued with an exercise price of $0.50 per share and valued at $43,550 using the Black Scholes method. The cost of the warrants was accounted for as a debit to additional paid-in capital and a credit to derivative liabilities. As of March 31, 2013, 167,500 warrants remained outstanding. As of March 31, 2013 and September 30, 2012, the fair values of the remaining warrants were $5,025 and $20,100, respectively.

In connection with a loan received and fully repaid in a prior period, the Company issued 500,000 Series B warrants with an exercise price of $0.68 per share. As of March 31, 2013, 500,000 Series B warrants remained outstanding. As of March 31, 2013 and September 30, 2012, the fair values of the remaining Series B warrants were $5,000 and $40,000, respectively.

In connection with an August 2009 financing, the Company issued 5,392,218 Series C warrants exercisable at $0.55 per share. As of March 31, 2013, 4,634,886 of these warrants remained outstanding. As of March 31, 2013 and September 30, 2012, the fair values of the remaining Series C warrants were $139,047 and $556,186, respectively.

In September 2009, 714,286 Series E warrants were issued with an exercise price of $1.75 per share to the placement agent in connection with a financing. As of March 31, 2013, 714,286 Series E warrants remained outstanding. In accordance with ASC 815, derivative liabilities must be revalued at the end of each interim period and at the end of the fiscal year, as long as they remain outstanding. As of March 31, 2013 and September 30, 2012, the fair values of the remaining Series E warrants were $0 and $14,286, respectively.

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

As of March 31, 2013, 5,187,709 Series N warrants remained outstanding. As of March 31, 2013 and September 30, 2012, the fair values of the Series N warrants were $259,385 and $830,034, respectively. During the six and three months ended March 31, 2013, the Company recorded a derivative gain on Series N warrants of $570,649 and $259,387 respectively. During the six and three months ended March 31, 2012, the Company recorded a derivative loss of $466,895 and $726,280, respectively.

Series F and G warrants

In October 2011, the Company issued 12,000,000 Series F warrants with an exercise price of $0.40 per share at any time prior to October 6, 2014 in connection with a financing. The Company also issued 666,667 Series G warrants with an exercise price of $0.40 per share to the placement agent for this offering. The Series G warrants are exercisable at any time prior to August 12, 2014. The initial cost of the warrants of $2,146,667 was recorded as a debit to additional paid-in-capital and a credit to derivative liabilities. As of March 31, 2013 and September 30, 2012, the fair values of the Series F and G warrants were $506,667 and $1,646,667, respectively. During the six and three months ended March 31, 2013, the Company recorded a derivative gain of $1,140,000 and $500,000 respectively on the Series F and G warrants. During the six and three months ended March 31, 2012, the Company recorded a derivative loss of $1,146,667 and $1,526,666, respectively.

Series H Warrants

In January 2012, the Company issued 12,000,000 Series H warrants with an exercise price of $0.50 per share at any time on or after August 1, 2012 and prior to August 1, 2015 in connection with a financing. The initial cost of the warrants of $2,400,000 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities. As of March 31, 2013 and September 30, 2012, the fair values of the Series H warrants were $600,000 and $1,800,000, respectively. During the six and three months ended March 31, 2013, the Company recorded a derivative gain of $1,200,000 and $600,000 respectively on the Series H warrants. During the six and three months ended March 31, 2012, the Company recorded a derivative loss of $1,080,000.

Series Q Warrants

In June 2012, the Company issued 12,000,000 Series Q warrants with an exercise price of $0.50 per share at any time on or after December 22, 2012 and prior to December 22, 2015 in connection with a financing. The initial cost of the warrants of $2,160,000 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities. As of March 31, 2013 and September 30, 2012, the fair values of the Series Q warrants were $720,000 and $1,920,000, respectively.  During the six and three months ended March, 31, 2013 the Company recorded a derivative gain of $1,200,000 and $600,000, respectively, on the Series Q warrants.

Series R Warrants

On December 4, 2012 the Company sold 35,000,000 shares of its common stock for $10,500,000, or $0.30 per share, in a registered direct offering. The investors in this offering also received Series R warrants which entitle the investors to purchase up to 26,250,000 shares of the Company’s common stock. The Series R warrants may be exercised at any time on or after June 6, 2013 and on or before December 6, 2016 at a price of $0.40 per share.  The Company paid the placement agent for this offering a cash commission of $682,500. The initial cost of the warrants of $4,200,000 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities. As of March 31, 2013, the fair value of the Series R warrants was $2,625,500. During the six and three months ended March 31, 2013, the Company recorded a derivative gain of $1,575,000 and $1,312,500, respectively, on the Series R warrants.

Senior Convertible Notes

In March 2012, the Company repaid the remaining Senior Secured Convertible Notes derived from the settlement, thereby completely eliminating the Senior Secured Convertible Notes, satisfying the settlement and having the lien on the Company’s assets removed.

The accounting for the Senior Secured Convertible Notes was within the scope of ASC 815. Under ASC 815 or ASC 825, the Company may make an irrevocable election to initially and subsequently measure a hybrid financial instrument in its entirety at fair value. Any change in fair value between the respective reporting dates shall be recognized as a gain or loss. Based on the analysis of the Senior Secured Convertible Notes, the Company identified several embedded derivative features. The Company elected, in accordance with ASC 825, to initially and subsequently carry the instrument at fair value without bifurcating the embedded derivatives. For the six and three months ended March 31, 2012, respectively, the Company recorded at gain of $49,000 and a loss of $15,000 on the Senior Convertible Notes.

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

In April 2012, the 250,000 Series L warrants were transferred to a consultant exercisable at a price of $0.75 per share and were extended for two years from the current expiration date. The additional value of $43,910 was accounted for as a credit to additional paid-in capital and a debit to general and administrative expense. In June 2012, 101,669 Series L warrants with an exercise price of $0.75 per share, expired. As of March 31, 2013, 1,000,000 of the Series L warrants at the reduced exercise price of $0.34 and 250,000 at the original exercise price of $0.75 remained outstanding.

In November 2011, the Company repriced 6,000,000 of the Series M warrants from $0.60 to $0.34. The additional cost of $238,794 was recorded as a debit and a credit to additional paid-capital and was a deemed dividend. This cost was included in modification of warrants and increased the net loss available to shareholders on the statements of operations. As of March 31, 2013, 6,000,000 Series M warrants at the reduced exercise price of $0.34 remained outstanding.

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

On February 10, 2012, the Company issued 5,900,000 Series P warrants to the former holder of the Series O warrants as an inducement for the early exercise of the Series O warrants. Series O warrants entitled the holder to purchase 5,900,000 shares of the Company’s common stock at a price of $0.25 per share at any time on or prior to March 6, 2016. The Series P warrants allow the holder to purchase up to 5,900,000 shares of the Company’s common stock at a price of $0.45 per share. The Series P warrants are exercisable at any time on or after August 12, 2012 and prior to March 6, 2017. The warrants were accounted for as an equity transaction using the Black-Scholes method to value the warrants. The fair value of the warrants was calculated to be $1,593,000. This cost was recorded as a debit and a credit to additional paid-in capital. This cost was included in inducement warrants and increased the net loss available to shareholders on the condensed statements of operations. As of March 31, 2013, 5,900,000 Series P warrants remained outstanding.

4.	Private Investor Warrants

Between May 2003 and April 2006, the Company issued 1,900,000 warrants as part of a financing to a private investor at exercise prices between $0.47 and $1.25. As of March 31, 2013, 1,200,000 warrants remain outstanding. The fair value of the warrants has been recorded as an addition to additional paid-in capital and also as a charge to additional paid-in capital since they qualified for equity accounting.

Between July 2005 and May 2006, 1,925,000 warrants were issued to a private investor with an exercise price between $0.56 and $0.82. As of March 31, 2013, 1,325,000 warrants remained outstanding.

In January 2009, as part of an amended lease agreement on the manufacturing facility, the Company repriced 3,000,000 warrants issued to the lessor in July 2007 at $1.25 per share and which were to expire on July 12, 2013. These warrants were repriced at $0.75 per share and expire on January 26, 2014. The cost of this repricing and extension of the warrants was $70,515 and was accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital. In addition, 787,500 additional warrants were given to the lessor of the manufacturing facility on the same date, exercisable at a price of $0.75 per share, and will expire on January 26, 2014. The cost of these warrants was $45,207 and was accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital. As of March 31, 2013, 3,787,500 warrants remained outstanding.

Between March 31 and June 30, 2009, 2,296,875 warrants were issued at $0.75 to the leaseholder on the manufacturing facility in consideration for the deferral of rent payments. As of March 31, 2013, 2,296,875 warrants remained outstanding.

5.	Warrants Held by Officer and Director

Between December 2008 and June 2009, Maximilian de Clara, the Company’s President and a director, loaned the Company $1,104,057 under a note payable. In June 2009, the Company issued 1,648,244 warrants exercisable at $0.40 per share to the holder of the note. The warrants are exercisable at any time prior to December 24, 2014. These warrants were valued at $65,796 using the Black Scholes method. In July 2009, as consideration for a further extension of the loan, the Company issued 1,849,295 warrants exercisable at $0.50 per share to the holder of the note that was amended for the second time. These warrants were valued at $341,454 using the Black Scholes method and can be exercised at any time prior to January 6, 2015. The first warrants were recorded as a discount to the loan and a credit to additional paid-in capital. The second warrants were recorded as a debit to derivative loss of $831,230, a premium of $341,454 on the loan and a credit to additional paid-in capital of $489,776. The first warrants were amortized as interest expense at the time of the second amendment. On the second amendment, $338,172 of the premium was amortized as a reduction to interest expense as of September 30, 2009. The balance of the premium of $3,282 was amortized as a reduction to interest expense in October 2009. As of March 31, 2013, 3,497,539 warrants remained outstanding. See Note E for additional information.

6.	Options and Shares Issued to Consultants

As of March 31, 2013, 1,437,500 options issued to consultants as payment for services remained outstanding, of which 1,342,500 options were issued from the Non-Qualified Stock Option plans.

On December 28, 2012, the Company entered into a consulting agreement for services to be provided through December 27, 2013. In consideration for the services to be provided, the Company issued the consultant 500,000 shares of common stock and 500,000 options to purchase common stock at a price of $0.28 per share. The common shares were issued at the fair market value on the agreement date of $0.28. The aggregate fair market value of $140,000 was recorded as a prepaid expense and will be charged to general and administrative expense over the period of service. The fair value of the options issued, as calculated using the Black-Scholes method, was determined to be $98,150 and will also be charged to general and administrative expense over the period of service. During the six and three months ended March 31, 2013, the Company recorded $61,522 and $59,537 of expense relating to this consulting arrangement. As of March 31, 2013, the Company has recorded $176,628 in prepaid consulting expenses.

In March 2012, 50,000 options were issued to a consultant with an exercise price of $0.35 which vested immediately and expire on March 5, 2017. The cost of these options was $12,037 calculated using the Black Scholes method and was accounted for as a credit to additional paid-in capital and a debit to general and administrative expense.

In December 2011, 50,000 options were issued to a consultant with an exercise price of $0.30 which vested immediately and expire on December 1, 2016. The cost of these options was $10,211 calculated using the Black-Scholes method and was accounted for as a credit to additional paid-in capital and a debit to general and administrative expense.

D.            FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, the Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company generally applies the income approach to determine fair value. This method uses valuation techniques to convert future amounts to a single present amount. The measurement is based on the value indicated by current market expectations with respect to those future amounts.

ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to active markets for identical assets and liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The Company classifies fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:

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

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at March 31, 2013:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$-	$-	$4,899,228	$4,899,228

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at September 30, 2012:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$-	$-	$6,983,690	$6,983,690

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the six months ended March 31, 2013 and the year ended September 30, 2012:

	March 31, 2013	September 30, 2012

Beginning balance	$6,983,690	$7,261,073
Issuances	4,200,000	6,706,667
Settlements	-	(5,072,367)
Realized and unrealized gains
recorded in earnings	(6,284,462)	(1,911,683)
Ending balance	$4,899,228	$6,983,690

The fair values of the Company’s derivative instruments disclosed above are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock as well as U.S. Treasury Bill rates are observable in active markets.

E.            LOANS FROM OFFICER

The Company’s President, and a director, Maximilian de Clara, loaned the Company $1,104,057. The loan from Mr. de Clara bears interest at 15% per year and is secured by a lien on substantially all of the Company’s assets. The Company does not have the right to prepay the loan without Mr. de Clara’s consent. The loan was initially payable at the end of March 2009, but was extended.  At the time the loan was originally due, and in accordance with the loan agreement, the Company issued Mr. de Clara warrants to purchase 1,648,244 shares of the Company’s common stock at a price of $0.40 per share. The warrants are exercisable at any time prior to December 24, 2014. In June 2009, the loan with Mr. de Clara was extended for the second time to July 6, 2014, but, at Mr. de Clara’s option, the loan may be converted into shares of the Company’s common stock. The number of shares which will be issued upon any conversion will be determined by dividing the amount to be converted by $0.40. As further consideration for the second extension, Mr. de Clara received warrants to purchase 1,849,295 shares of the Company’s common stock at a price of $0.50 per share at any time prior to January 6, 2015. On May 13, 2011, to recognize Mr. de Clara’s willingness to agree to subordinate his note to the convertible preferred shares and convertible debt as part of the settlement agreement, the Company extended the maturity date of the note to July 6, 2015.

During the six months ended March 31, 2013 and 2012, the Company paid $82,804 in interest expense to Mr. de Clara. During the three months ended March 31, 2013 and 2012, the Company paid $41,402 in interest expense to Mr. de Clara.

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

The Company is currently running a large multi-national Phase III clinical trial for head and neck cancer with its partners TEVA Pharmaceuticals and Orient Europharma. The Company believes that it has enough capital to support its operations until year end and believes that it has ready access to new equity capital should the need arise. To finance the study beyond the next 12 months, the Company plans to raise additional capital in the form of corporate partnerships, debt and/or equity financings. The Company believes that it will be able to obtain additional financing since Multikine is a Phase III product designed to treat cancer and because it has done so consistently in the past. However, there can be no assurance that the Company will be successful in raising additional funds or that funds will be available to the Company on acceptable terms or at all. If the Company does not raise the necessary amounts of money, the Company will either have to slow down or delay the Phase III clinical trial or even significantly curtail its operations until such time as it is able to raise the required funding. The Company’s expenditures for fiscal year 2012 included several non-recurring items that amounted to approximately $5 million dollars, which were the settlement payments related to a lawsuit, that will not recur in fiscal year 2013, thereby reducing the Company’s expenditures. On December 4, 2012, the Company raised $10.5 million from several institutional investors. The Company paid Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $682,500.

On April 23, 2013, the Company announced that it has replaced the clinical research organization (CRO) running its Phase III clinical trial. Under a co-development agreement, Ergomed, one of the new CROs, will contribute up to $10 million towards the study where it will perform clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount, only from sales of Multikine for head and neck cancer.

The Company estimates the total cash cost of the Phase III trial, with the exception of the parts that will be paid by its licensees, Teva Pharmaceuticals and Orient Europharma, to be approximately $37 million going forward. This is in addition to approximately $7.9 million which has been paid as of March 31, 2013. The estimate is based on the information currently available in the Company’s contracts with the Clinical Research Organization responsible for managing the Phase III trial. This number can be affected by the speed of enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen today. It is therefore possible that the cost of the Phase III trial will be higher than currently estimated.

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

The amortization of the deferred rent for the six months ended March 31, 2013 and 2012 was $328,035 and $353,726, respectively. The amortization of the deferred rent for the three months ended March 31, 2013 and 2012 was $161,866 and $174,775, respectively.

The Company was required to deposit the equivalent of one year of base rent in accordance with the contract. When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company. The $1,670,917 deposit is included in non-current assets at March 31, 2013.

On December 7, 2011, the Company entered into a sublease for a period of four months commencing on December 10, 2011. The Company receives $5,000 per month in rent for the subleased space. The lease is now a month to month term lease with a 30 day notice requirement for termination.

The Company leases its research and development laboratory under a 60 month lease which expires February 28, 2017. The operating lease includes escalating rental payments. The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate of $11,360 per month. As of March 31, 2013 and September 30, 2012, the Company has recorded a deferred rent liability of $2,794 and $1,033, respectively.

The Company leases office headquarters under a 36 month lease which expires June 30, 2015. The operating lease includes escalating rental payments. The Company is recognizing the related rent expense on a straight line basis over the full 36 month term of the lease at the rate $7,864 per month. As of March 31, 2013 and September 30, 2012, the Company has recorded a deferred rent liability of $14,382 and $15,479, respectively.

During the six months ended March 31, 2013, the Company leased office equipment under a capital lease arrangement. The term of the capital lease is 48 months and expires on September 30, 2016. The monthly lease payment is $1,025. The lease bears interest at approximately 16% per annum.

In May 2003, CEL-SCI entered into a licensing agreement with Eastern Biotech. The agreement provides for future royalty payments up to 2% of the net sales of Multikine worldwide until May 20, 2033. In March 2013, the Company’s President Maximilian de Clara notified CEL-SCI that Eastern Biotech had offered to sell him the royalty rights for $500,000. Mr. de Clara, in turn, offered this opportunity to the Company before accepting it himself. On March 11, 2013 the Board of Directors, without Mr. de Clara present, decided not to pursue this opportunity, and shortly thereafter, Mr. de Clara purchased the royalty rights.

H.            PATENTS

During the six months ended March 31, 2013 and 2012, the Company recorded patent impairment charges of $10,651 and $21,334, respectively. For the six months ended March 31, 2013 and 2012, amortization of patent costs totaled $49,441 and $56,571, respectively. During the three months ended March 31, 2013 and 2012, the Company recorded patent impairment charges of $428 and $13,379, respectively. For the three months ended March 31, 2013 and 2012, amortization of patent costs totaled $25,536 and $34,897, respectively. The Company estimates that future amortization expense will be as follows:

Six months ending September 30, 2013	$30,868
Year ending September 30,
2014	33,029
2015	33,029
2016	33,029
2017	33,029
2018	32,696
Thereafter	148,532
Total	$344,212

I.             EARNINGS PER SHARE

The Company’s diluted earnings per share (EPS) are as follows for March 31, 2013 and 2012. For the six-months ended March 31, 2013 and 2012, the computation of dilutive net loss per share excluded options and warrants to purchase approximately 4,177,000 and 8,788,000, respectively, shares of common stock because their inclusion would have an anti-dilutive effect.

	Six Months Ended March 31, 2013
		Weighted
	Net Loss	Average Shares	EPS

Basic EPS	$(3,023,617)	295,921,608	$(0.01)
Derivative liabilities gain	(6,284,462)

Dilutive EPS	$(9,308,079)	295,921,608	$(0.03)

	Three Months Ended March 31, 2013
		Weighted
	Net Loss	Average Shares	EPS

Basic EPS	$(713,371)	309,011,767	$(0.00)
Derivative liabilities gain	(3,538,264)

Dilutive EPS	$(4,251,635)	309,011,767	$(0.01)

	Six Months Ended March 31, 2012
		Weighted
	Net Loss	Average Shares	EPS

Basic and dilutive EPS	$(14,243,792)	237,912,177	$(0.06)

	Three Months Ended March 31, 2012
		Weighted
	Net Loss	Average Shares	EPS

Basic and dilutive EPS	$(10,086,959)	247,369,587	$(0.04)

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

The Company estimates the total cash cost of the Phase III trial, with the exception of the parts that will be paid by its licensees, Teva Pharmaceuticals and Orient Europharma, to be approximately $37 million going forward. This is in addition to approximately $7.9 million which has been paid as of March 31, 2013.

It should be noted that this estimate is only an estimate based on the information currently available in the Company’s contracts with the Clinical Research Organizations responsible for managing the Phase III trial. This number can be affected by the speed of enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen today. It is therefore possible that the cost of the Phase III trial will be higher than currently estimated.

On April 23, 2013, the Company announced that it has replaced the clinical research organizations (CRO) running its Phase III clinical trial. This was necessary since the patient enrollment in the study dropped off substantially following a takeover of the CRO which caused most of the members of the CRO’s study team to leave the CRO. The Company announced that it has hired two CRO’s who will manage the global Phase III study; Aptiv Solutions and Ergomed who are both international leaders in managing oncology trials. Both CRO’s will help the Company expand the trial by 60-80 clinical sites globally. As of early April 2013, the study has enrolled 117 patients conducted at 39 sites in 8 countries, including three centers in Israel where CEL-SCI’s partner Teva Pharmaceuticals has the marketing rights, and nine centers in Taiwan where the Company’s partner Orient Europhama has the marketing rights.

Under a co-development agreement, Ergomed will contribute up to $10 million towards the study where it will perform clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount, only from sales of Multikine for head and neck cancer. Ergomed, a privately-held firm headquartered in Europe with global operations, has entered into five similar co-development agreements, including one with Genzyme (purchased by Sanofi in 2011 for over $20 billion). Ergomed will be responsible for the majority of the new patient enrollment since it has a novel model for clinical site management to accelerate patient recruitment and retention. For example, Ergomed has approximately 25 physicians who can directly call on clinical sites to aid recruitment and retention. Some of the Ergomed physicians also have the experience of being clinical investigators themselves. CEL-SCI believes that this interaction on a physician to physician level is what is needed to help physicians increase enrollment in the Multikine study.

During the six months ended March 31, 2013, the Company’s cash increased by approximately $3,045,000 from September 30, 2012. Significant components of this increase include net proceeds from the sale of the Company’s stock of approximately $9,807,000 offset by net cash used to fund the Company’s regular operations, including its on-going Phase III clinical trial, of approximately $6,673,000. This compares to approximately $5,792,000 used in operations during the six months ended March 31, 2012. Cash used by investing activities was approximately $87,000 and $81,000, for the six months ended March 31, 2013 and 2012, respectively. The use of cash in investing activities consisted primarily of purchases of equipment and legal costs incurred in patent applications. For the six months ended March 31, 2013 and 2012, net cash provided by financing activities totaled approximately $9,805,000 and $6,881,000, respectively. The increase in cash provided by financing activities is due to proceeds of the December 2012 financing, which were approximately $10,500,000, less expenses of approximately $693,000. This compares to prior year financing activities which consisted of proceeds from the sale of Company stock and the exercise of warrants totaling approximately $11,831,000 offset by payments on convertible debt of $4,950,000.

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

In January 2012, the Company sold 16,000,000 shares of its common stock to one private investor for $5,760,000 or $0.36 per share. The investor also received Series H warrants which entitled the investor to purchase up to 12,000,000 shares of the Company’s common stock. The Series H warrants may be exercised at any time after July 31, 2012 and prior to August 1, 2015 at a price of $0.50 per share. The Company paid the placement agent for this offering a cash commission of $403,200.

On December 4, 2012, the Company sold 35,000,000 shares of its common stock for $10,500,000, or $0.30 per share, in a registered direct offering. The investors in this offering also received Series R warrants which entitle the investors to purchase up to 26,250,000 shares of the Company’s common stock. The Series R warrants may be exercised at any time on or after June 7, 2013 and on or before December 7, 2016 at a price of $0.40 per share. The Company paid Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $682,500.

Results of Operations and Financial Condition

During the six months and three months ended March 31, 2013, grant and other income decreased by approximately $81,000 and $91,000, respectively, compared to the six and three months ended March 31, 2012.

During the six months ended March 31, 2013, research and development expenses increased by approximately $389,000 compared to the six months ended March 31, 2012. During the three months ended March 31, 2013, research and development expenses decreased by approximately $79,000 compared to the three months ended March 31, 2012. The Company is continuing the Phase III clinical trial and research and development fluctuates based on the activity level of the clinical trial.

During the six and three months ended March 31, 2013, general and administrative expenses increased by approximately $166,000 and $18,000, respectively, compared to the six and three months ended March 31, 2012. This increase is primarily due to increased public relation costs.

For the six and three months ended March 31, 2013, the Company recorded a derivative gain of approximately $6,284,000 and $3,538,000 respectively. For the six and three months ended March 31, 2012, the Company recorded a derivative loss of approximately $3,248,000 and $4,204,000 respectively. This variation was the result of the change in fair value of the derivative liabilities during the period which was caused by fluctuations in the share price of the Company’s common stock.

Interest expense was approximately $85,000 and $43,000 for the six and three months ended March 31, 2013 and consisted primarily of interest expense on the loan from the Company’s president. Interest expense was approximately $179,000 and $56,000 for the six and three months ended March 31, 2012 and consisted of interest expense on the loan from the Company’s president of approximately $41,000 per quarter and interest on the convertible notes outstanding during the period of approximately $96,000.

Research and Development Expenses

During the six and three months ended March 31, 2013 and 2012, the Company’s research and development efforts involved Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Six months ended March 31,		Three months ended March 31,
	2013	2012	2013	2012
MULTIKINE	$5,256,158	$4,844,773	$2,424,407	$2,486,563
L.E.A.P.S	183,205	205,647	91,178	107,672
TOTAL	$5,439,363	$5,050,420	$2,515,585	$2,594,235

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2013. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Chief Executive and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the first six months of fiscal year 2013. There was no change in the Company’s internal control over financial reporting during the six months ended March 31, 2013.

PART II

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuance of Restricted Stock

During the three months ended March 31, 2013 the Company issued 150,000 shares of common stock to a consultant for investor relations services.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of these shares. The person who acquired these shares was a sophisticated investor and was provided full information regarding the Company’s business and operations. There was no general solicitation in connection with the offer or sale of these securities. The person who acquired these shares acquired them for its own account. The certificate representing these shares bears a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission or other form of remuneration was given to any person in connection with the issuance of these shares.

ITEM 6. (A) EXHIBITS

Number	Exhibit

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEL-SCI CORPORATION

Date: May 10, 2013	By:	/s/ Geert Kersten
Geert Kersten, Principal Executive Officer*

* Also signing in the capacity of the Principal Accounting and Financial Officer.