Form 10-Q
period 2013-06-30
CEL SCI CORP
filed 2013-08-09
CIK 725363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class of Stock	No. Shares Outstanding	Date
Common	309,905,272	July 30, 2013

CEL-SCI CORPORATION
BALANCE SHEETS
(UNAUDITED)

	JUNE 30,	SEPTEMBER 30,
	2013	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,484,070	$3,941,042
Receivables	163,739	158,614
Prepaid expenses	840,287	1,306,041
Inventory used for R&D and manufacturing	1,135,592	1,384,484
Deferred rent - current portion	612,012	651,768
Total current assets	6,235,700	7,441,949

RESEARCH AND OFFICE EQUIPMENT AND
LEASEHOLD IMPROVEMENTS - less accumulated
depreciation and amortization of $2,919,127
and $2,711,792	538,415	630,948

PATENT COSTS - less accumulated amortization
of $1,148,214 and $1,313,046	335,336	384,278

DEFERRED RENT - net of current portion	5,569,714	5,939,358
DEPOSITS	2,070,917	1,670,917
TOTAL ASSETS	$14,750,082	$16,067,450

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,176,344	$592,867
Accrued expenses	583,525	191,214
Due to employees	87,930	20,178
Deferred rent - current portion	7,783	4,195
Lease obligations - current portion	7,891	-
Related party loan	1,104,057	1,104,057
Total current liabilities	2,967,530	1,912,511

Derivative instruments	3,819,836	6,983,690
Deferred revenue	126,545	126,500
Deferred rent - net of current portion	9,369	12,317
Lease obligations - net of current portion	23,102	-
Deposits held	5,000	5,000
Total liabilities	6,951,382	9,040,018

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value - authorized
200,000 shares, issued and outstanding. -0-	-	-
Common stock, $.01 par value – authorized 600,000,000
shares; issued and outstanding 309,855,272 and
273,113,332 shares at June 30, 2013 and
September 30, 2012, respectively	3,098,553	2,731,133
Additional paid-in-capital	215,160,858	207,285,920
Accumulated deficit	(210,460,711)	(202,989,621)
Total stockholders' equity	7,798,700	7,027,432

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,750,082	$16,067,450

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	2013	2012

GRANT INCOME AND OTHER	$144,133	$146,567

OPERATING EXPENSES:
Research and development (excluding
R&D depreciation of $208,750
and $338,350, respectively, included below)	9,208,900	7,519,586
Depreciation and amortization	302,871	391,571
General & administrative	5,428,897	5,154,141

Total operating expenses	14,940,668	13,065,298

OPERATING LOSS	(14,796,535)	(12,918,731)

GAIN ON DERIVATIVE INSTRUMENTS	7,363,854	142,532

INTEREST INCOME	89,394	86,393

INTEREST EXPENSE	(127,803)	(220,812)

NET LOSS	(7,471,090)	(12,910,618)

ISSUANCE OF ADDITIONAL SHARES DUE TO RESET PROVISIONS	-	(250,000)
MODIFICATION OF WARRANTS	(59,531)	(325,620)
INDUCEMENT WARRANTS	-	(1,593,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(7,530,621)	$(15,079,238)

NET LOSS PER COMMON SHARE
BASIC	$(0.03)	$(0.06)

DILUTED	$(0.05)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC	300,383,239	244,738,972

DILUTED	300,383,239	244,738,972

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	2013	2012

GRANT INCOME AND OTHER	$113,728	$35,000

OPERATING EXPENSES:
Research and development (excluding
R&D depreciation of $47,931
and $109,867, respectively, included below)	3,769,538	2,469,166
Depreciation and amortization	79,008	109,718
General & administrative	1,778,381	1,669,214

Total operating expenses	5,626,927	4,248,098

OPERATING LOSS	(5,513,199)	(4,213,098)

GAIN ON DERIVATIVE INSTRUMENTS	1,079,392	3,390,389

INTEREST INCOME	29,027	28,665

INTEREST EXPENSE	(42,693)	(41,402)

NET LOSS	(4,447,473)	(835,446)

MODIFICATION OF WARRANTS	(59,531)	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(4,507,004)	$(835,446)

NET LOSS PER COMMON SHARE
BASIC	$(0.01)	$(0.00)

DILUTED	$(0.02)	$(0.02)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC	309,306,502	258,467,582

DILUTED	309,306,502	258,467,582

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2013 AND 2012
(UNAUDITED)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,471,090)	$(12,910,618)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	302,871	391,571
Issuance of common stock, warrants and options for services	364,318	402,708
Extension of stock options issued to consultants	-	54,789
Extension of stock options issued to employees	-	36,990
Employee option cost	2,087,718	1,724,375
Common stock contributed to 401(k) plan	119,190	115,693
Impairment loss on abandonment of patents	10,651	37,352
Loss on retired equipment	4,199	9,016
Gain on derivative instruments	(7,363,854)	(142,532)
(Increase)/decrease in assets:
Receivables	(5,125)	431,684
Deferred rent	409,400	450,374
Prepaid expenses	529,511	406,305
Inventory for R&D and manufacturing	248,892	198,648
Deposits	(400,000)	-
Increase/(decrease) in liabilities:
Accounts payable	560,521	(36,259)
Accrued expenses	392,311	(96,513)
Due to employees	67,752	3,443
Deferred rent liability	640	(3,880)
Deferred revenue	45	1,500
Deposits held	-	5,000
Net cash used in operating activities	(10,142,050)	(8,920,354)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(93,419)	(43,222)
Expenditures for patent costs	(24,446)	(78,959)
Net cash used in investing activities	(117,865)	(122,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	9,807,375	14,289,518
Proceeds from exercise of warrants and stock options	-	2,664,539
Payments on convertible debt	-	(4,950,000)
Payments on obligations under capital lease	(4,432)	-
Net cash provided by financing activities	9,802,943	12,004,057

NET (DECREASE) INCREASE
IN CASH AND CASH EQUIVALENTS	(456,972)	2,961,522

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,941,042	4,260,594

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,484,070	$7,222,116

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2013 AND 2012

	2013	2012
ISSUANCE OF WARRANTS:
Increase in derivative liabilities	$(4,200,000)	$(6,706,667)
Decrease in additional paid-in capital	4,200,000	6,706,667
	$-	$-
ISSUANCE OF ADDITIONAL SHARES
Increase in common stock	$-	$(8,333)
Increase in additional paid-in capital	-	(241,667)
Decrease in additional paid-in capital	-	250,000
	$-	$-
EXERCISE OF DERIVATIVE LIABILITIES:
Decrease in derivative liabilities	$-	$122,367
Increase in additional paid-in capital	-	(122,367)

	$-	$-
MODIFICATION OF WARRANTS:
Increase in additional paid-in capital	$(59,531)	$(325,620)
Decrease in additional paid-in capital	59,531	325,620
	$-	$-
INDUCEMENT WARRANTS
Increase in additional paid-in capital	$-	$(1,593,000)
Decrease in additional paid-in capital	-	1,593,000
	-	-
ISSUANCE OF COMMON STOCK FOR PREPAID SERVICES
Increase in additional paid-in capital	$(117,090)	$(141,333)
Increase in prepaid expenses	117,090	141,333
	$-	$-
PATENT COSTS INCLUDED IN
ACCOUNTS PAYABLE:
Increase in patent costs	$13,145	$-
Increase in accounts payable	(13,145)	-
	$-	$-
NON-CASH RESEARCH AND OFFICE EQUIPMENT PURCHASES
Increase in research and office equipment	$45,236	$-
Increase in accounts payable	(8,614)	-
Increase in capital lease obligation	(36,622)	-
	$-	$-

CAPITAL LEASE PAYMENTS INCLUDED IN ACCOUNTS PAYABLE:
Decrease in capital lease obligations	$1,197	$-
Increase in accounts payable	(1,197)	-
	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION:
Cash expenditure for interest expense	$126,950	$336,316

See notes to financial statements.

CEL-SCI CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2013 AND 2012

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company’s financial position as of June 30, 2013 and the results of its operations for the nine and three-month periods then ended.  The condensed balance sheet as of September 30, 2012 is derived from the September 30, 2012 audited financial statements.  Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.  The results of operations for the nine and three months ended June 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the entire year.

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

Income Taxes - The Company uses the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.  A full valuation was recorded against the deferred tax assets as of June 30, 2013 and September 30, 2012.

Derivative Instruments - The Company has entered into financing arrangements that consist of freestanding derivative instruments or are hybrid instruments that contain embedded derivative features.  The Company has also issued warrants to various parties in connection with work performed by these parties.  The Company accounts for these arrangements in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities”.  The Company also accounts for warrants in accordance with ASC 815. In accordance with accounting principles generally accepted in the United States (“GAAP”), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments.  The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.  The derivative liabilities are remeasured at fair value at the end of each interim period as long as they are outstanding.

Deferred Rent (Asset) - The deferred rent is discussed at Note G.  Consideration paid, including deposits, related to operating leases is recorded as a deferred rent asset and amortized as rent expense over the lease term.  Interest on the deferred rent is calculated at 3% on the funds deposited on the manufacturing facility and is included in deferred rent.  This interest income will be used to offset future rent.

Stock-Based Compensation - Compensation cost for all employee stock-based awards is measured at fair value as of the grant date in accordance with the provisions of ASC 718.  The fair value of the stock options is calculated using the Black-Scholes option pricing model.  The Black-Scholes model requires various judgmental assumptions including volatility and expected option life.  The stock-based compensation cost is recognized on the straight line attribution method as expense over the requisite service or vesting period.

Equity instruments issued to non-employees are accounted for in accordance with ASC 505-50, “Equity-Based Payments to Non Employees.” Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model.  The Black-Scholes model requires the Company’s management to make assumptions regarding the fair value of the equity instruments at the measurement date and the expected life of the options.

The Company has Incentive Stock Option Plans, Non-Qualified Stock Option Plans, a Stock Compensation Plan and Stock Bonus Plans. In some cases these Plans are collectively referred to as the "Plans".  All Plans (have been approved by the stockholders. A summary chart and description of activity of the Plans for the nine months and three months ended June 30, 2013 and 2012 follows in Note C. For further discussion of the Stock Option Plans, Stock Compensation Plan and Stock Bonus Plans, see the Company’s Form 10-K for the year ended September 30, 2012.

B.           NEW ACCOUNTING PRONOUNCEMENTS

  There are no significant new accounting pronouncements that would impact the condensed financial statements.

C.           STOCKHOLDERS’ EQUITY

Stock options, stock bonuses and compensation granted by the Company as of June 30, 2013 are detailed in the following chart.  Each option represents the right to purchase one share of the Company’s common stock.

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued as Stock Bonus Compensation	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	21,100,000	13,898,275	N/A	3,245,225
Non-Qualified Stock Option
Plans	57,760,000	34,476,781	N/A	16,761,069
Stock Bonus Plans	15,940,000	N/A	8,707,753	7,224,685
Stock Compensation Plan	13,500,000	N/A	6,886,531	6,613,469

There were 14,475,664 and 6,679,372 options granted to employees and directors during the nine months ended June 30, 2013 and 2012, respectively. There were 100,000 and 3,559,000 options granted to employees and directors during the three months ended June 30, 2013 and 2012, respectively.  The Company cancelled 100,000 and -0- options during the three months ended June 30, 2013 and 2012, respectively.

In December 2012, the Company offered employees and directors holding options that were scheduled to expire on April 1, 2013 the opportunity to forfeit these options and have new options issued with an expiration date of December 17, 2017. All twelve employees and directors eligible for this offer accepted the terms. This resulted in the cancellation of 3,874,664 options priced at $0.22 per share and the concurrent issuance of the same number of options at $0.28 per share. In accordance with ASC 718, the Company recorded the incremental compensation cost of the options. The incremental compensation cost is the excess of the fair value of the replacement award over the fair value of the cancelled award at the cancellation date.  At the cancellation date, the incremental compensation cost was $477,879.

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

Stock-Based Compensation Expense

	Nine months Ended June 30,
	2013	2012

Employees	$2,087,718	$1,761,365
Non-employees	$364,318	$457,497

	Three months Ended June 30,
	2013	2012

Employees	$564,369	$463,314
Non-employees	$155,963	$213,789

Derivative Liabilities, Warrants and Other Options

Below is a chart showing the derivative liabilities and the number of warrants outstanding at June 30, 2013:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrant	Exercise Price	Expiration Date	Reference

Series N	8/18/08	5,187,709	0.30	8/18/14	1
Series A	6/24/09	1,303,472	0.50	12/24/14	1
C. Schleuning (Series A)	7/8/09	167,500	0.50	1/8/15	1
Series B	9/4/09	500,000	0.68	9/4/14	1
Series C	8/20/09 - 8/26/09	4,634,886	0.55	2/20/15	1
Series E	9/21/09	714,286	1.75	8/12/14	1
Series F	10/6/11	12,000,000	0.40	10/6/14	1
Series G	10/6/11	666,667	0.40	8/12/14	1
Series H	1/26/12	12,000,000	0.50	8/1/15	1
Series Q	6/21/12	12,000,000	0.50	12/22/15	1
Series R	12/6/12	26,250,000	0.40	12/6/16	1

Series L	4/18/07	250,000	0.75	4/17/14	2
Series L (repriced)	4/18/07	700,000	0.25	4/2/15	2
Series M (modified)	4/18/07	6,000,000	0.34	7/31/14	2

Series P	2/10/12	5,900,000	0.45	3/6/17	3

Private Investors	7/18/05- 6/30/09	7,409,375	0.56 - 0.82	1/26/14 - 7/18/14	4

Warrants held by Officer and Director	6/24/09- 7/6/09	3,497,539	0.40 - 0.50	12/24/14 - 1/6/15	5
Consultants	2/15/05 - 12/28/12	1,407,500	0.28 - 2.00	5/20/14 – 12/27/17	6

1.   Derivative Liabilities

See below for details of the balances of derivative instruments at June 30, 2013 and September 30, 2012.

	June 30, 2013	September 30, 2012
Series A through E warrants	$127,118	$786,989
Series N warrants	259,385	830,034
Series F and G warrants	253,333	1,646,667
Series H warrants	480,000	1,800,000
Series Q warrants	600,000	1,920,000
Series R warrants	2,100,000	-

Total derivative liabilities	$3,819,836	$6,983,690

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

In February 2012, all the Series K warrants were exercised, and the Company received $927,359 from the exercise of Series K warrants to purchase 3,091,195 of the Company’s common shares. As of September 30, 2012, all Series K warrants had been exercised and no liability was recorded.  When the warrants were exercised, the value of these warrants was converted from derivative liabilities to equity.  For the nine months and three months ended June 30, 2012, Series K warrants transferred to equity totaled $122,367 and -0-, respectively. No gain or loss was recorded for the nine months and three months ended June 30, 2013.  For the nine months and three months ended June 30, 2012, the Company recorded a loss of $21,903 and $0, respectively, on Series K warrants.

For the nine months and three months ended June 30, 2013, the Company recorded a gain of $659,871 and $61,058, respectively, on the Series A through E derivative instruments. For the nine months and three months ended June 30, 2012, the Company recorded a gain of $314,949 and $644,951, respectively, on the Series A through E derivative instruments.

In June 2009, the Company issued 10,116,560 Series A warrants exercisable at $0.50 per share in connection with a financing.  The cost of the warrants of $2,775,021 was recorded as a debit to additional paid in capital and a credit to derivative liabilities.  As of June 30, 2013, 1,303,472 of these warrants remained outstanding.  As of June 30, 2013 and September 30, 2012, the values of the remaining derivative liabilities totaled $26,070 and $156,417, respectively.

In July 2009, the Company issued warrants to a private investor.  The 167,500 warrants were issued with an exercise price of $0.50 per share and valued at $43,550 using the Black Scholes method. The cost of the warrants was accounted for as a debit to additional paid in capital and a credit to derivative liabilities. As of June 30, 2013, 167,500 warrants remained outstanding.  As of June 30, 2013 and September 30, 2012, the values of the remaining derivative liabilities totaled $3,350 and $20,100, respectively.

In connection with a loan received and fully repaid in a prior period, the Company issued 500,000 Series B warrants with an exercise price of $0.68 per share. As of June 30, 2013, 500,000 Series B warrants remained outstanding.  As of June 30, 2013 and September 30, 2012, the fair values of the remaining Series B warrants were $5,000 and $40,000, respectively.

In connection with an August 2009 financing, the Company issued 5,392,218 Series C warrants exercisable at $0.55 per share.  As of June 30, 2013, 4,634,886 of these warrants remained outstanding.  As of June 30, 2013 and September 30, 2012, the fair values of the remaining Series C warrants were $92,698 and $556,186, respectively.

In September 2009, 714,286 Series E warrants were issued with an exercise price of $1.75 per share to the placement agent in connection with a financing.  As of June 30, 2013, 714,286 Series E warrants remained outstanding. As of June 30, 2013 and September 30, 2012, the fair values of the remaining Series E warrants were $0 and $14,286, respectively.

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

As of June 30, 2013, 5,187,709 Series N warrants remain outstanding. As of June 30, 2013 and September 30, 2012, the fair values of the Series N warrants were $259,385 and $830,034, respectively.  During the nine and three months ended June 30, 2013, the Company recorded a derivative gain on Series N warrants of $570,649  and $0 respectively.  During the nine and three months ended June 30, 2012, the Company recorded a derivative gain of $51,876 and $518,771, respectively.

Series F and G warrants

In October 2011, the Company issued 12,000,000 Series F warrants with an exercise price of $0.40 per share at any time prior to October 6, 2014 in connection with a financing.  The Company also issued 666,667 Series G warrants with an exercise price of $0.40 per share to the placement agent for this offering. The Series G warrants are exercisable at any time prior to August 12, 2014. The initial cost of the warrants of $2,146,667 was recorded as a debit to additional paid-in-capital and a credit to derivative liabilities.  As of June 30, 2013 and September 30, 2012, the fair values of the Series F and G warrants were $253,333 and $1,646,667, respectively. During the nine and three months ended June 30, 2013, the Company recorded a derivative gain of $1,393,334 and $253,334 respectively on the Series F and G warrants.  During the nine and three months ended June 30, 2012, the Company recorded a derivative gain of $120,000 and $1,266,667, respectively.

Series H Warrants

In January 2012, the Company issued 12,000,000 Series H warrants with an exercise price of $0.50 per share at any time on or after August 1, 2012 and prior to August 1, 2015 in connection with a financing.  The initial cost of the warrants of $2,400,000 was recorded as a debit to additional paid in capital and a credit to derivative liabilities. As of June 30, 2013 and September 30, 2012, the fair values of the Series H warrants were $480,000 and $1,800,000, respectively. During the nine and three months ended June 30, 2013, the Company recorded a derivative gain of $1,320,000 and $120,000 respectively on the Series H warrants.  During the nine and three months ended June 30, 2012, the Company recorded a derivative gain of $120,000 and $1,200,000, respectively.

Series Q Warrants

In June 2012, the Company issued 12,000,000 Series Q warrants with an exercise price of $0.50 per share in connection with a financing.  The Series Q warrants may be exercised at any time on or after December 22, 2012 and prior to December 22, 2015.  The initial cost of the warrants of $2,160,000 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities. As of June 30, 2013 and September 30, 2012, the fair values of the Series Q warrants were $600,000 and $1,920,000, respectively.   During the nine and three months ended June 30, 2013 the Company recorded a derivative gain of $1,320,000 and $120,000, respectively, on the Series Q warrants. During the nine and three months ended June 30, 2012 the Company recorded a derivative loss of $240,000 on the Series Q warrants.

Series R Warrants

On December 4, 2012 the Company sold 35,000,000 shares of its common stock for $10,500,000, or $0.30 per share, in a registered direct offering.  The investors in this offering also received Series R warrants which entitle the investors to purchase up to 26,250,000 shares of the Company’s common stock.  The Series R warrants may be exercised at any time on or after June 6, 2013 and on or before December 6, 2016 at a price of $0.40 per share.   The Company paid the placement agent for this offering a cash commission of $682,500.  The initial cost of the warrants of $4,200,000 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities. As of June 30, 2013, the fair value of the Series R warrants was $2,100,000.  During the nine and three months ended June 30, 2013, the Company recorded a derivative gain of $2,100,000 and $525,000, respectively, on the Series R warrants.

Senior Convertible Notes

In March 2012, the Company repaid the remaining Senior Secured Convertible Notes derived from the settlement, thereby completely eliminating the Senior Secured Convertible Notes, satisfying the settlement and having the lien on the Company’s assets removed.

The accounting for the Senior Secured Convertible Notes was within the scope of ASC 815.  Under ASC 815 or ASC 825, the Company may make an irrevocable election to initially and subsequently measure a hybrid financial instrument in its entirety at fair value.  Any change in fair value between the respective reporting dates shall be recognized as a gain or loss.  Based on the analysis of the Senior Secured Convertible Notes, the Company identified several embedded derivative features.  The Company elected, in accordance with ASC 825, to initially and subsequently carry the instrument at fair value without bifurcating the embedded derivatives.  For the nine and three months ended June 30, 2012, respectively, the Company recorded at gain of $49,000 and $0, respectively, on the Senior Convertible Notes.

2.         Series L, M and P Warrants

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

In November 2011, the Company reduced the exercise price of 1,600,000 Series L warrants to $0.34.  The additional cost of $86,826 was recorded as a debit and a credit to additional paid-in capital and was a deemed dividend. This cost is included in modification of warrants and increased the net loss available to shareholders on the statements of operations. In March 2012, 600,000 Series L warrants were exercised at a price of $0.34, and the Company received proceeds of $204,000.

In April 2012, 250,000 Series L warrants were transferred to a consultant exercisable at a price of $0.75 per share and were extended for two years from the current expiration date.  The additional value of $43,910 was accounted for as a credit to additional paid-in capital and a debit to general and administrative expense.  In June 2012, 101,669 Series L warrants with an exercise price of $0.75 per share, expired.  In April 2013, 1,000,000 Series L warrants were repriced to $0.25 and extended for two years to April 2, 2015 in return for a reduction in outstanding warrants to 700,000.  The additional cost of $59,531 was recorded as a debit and a credit to additional paid-capital and was a deemed dividend.  This cost was included in modification of warrants and increased the net loss available to shareholders on the statements of operations.  As of June 30, 2013, 700,000 of the Series L warrants at the reduced exercise price of $0.25 and 250,000 at the original exercise price of $0.75 remained outstanding.

In November 2011, the Company reduced the exercise price of 6,000,000 Series M warrants from $0.60 to $0.34. The additional cost of $238,794 was recorded as a debit and a credit to additional paid-capital and was a deemed dividend.  This cost was included in modification of warrants and increased the net loss available to shareholders on the statements of operations.  As of June 30, 2013, 6,000,000 Series M warrants at the reduced exercise price of $0.34 remained outstanding.

3.          Series O and P Warrants

In March 2009, as further consideration for its rights under a licensing agreement, Byron Biopharma LLC (“Byron”) purchased 3,750,000 Units from the Company at a price of $0.20 per Unit.  Each Unit consisted of one share of the Company’s common stock and two Series O warrants.  Each Series O warrant entitles the holder to purchase one share of the Company’s common stock at a price of $0.25 per share.  The Series O warrants expire on March 6, 2016.  The Units were accounted for as an equity transaction using the Black Scholes method to value the warrants.  The fair value of the warrants was calculated to be $1,015,771.  During the year end September 30, 2012, all Series O warrants were exercised and the Company received $1,625,000.

On February 10, 2012, the Company issued 5,900,000 Series P warrants to the former holder of the Series O warrants as an inducement for the early exercise of the remaining Series O warrants. Series O warrants entitled the holder to purchase 5,900,000 shares of the Company’s common stock at a price of $0.25 per share at any time on or prior to March 6, 2016.  The Series P warrants allow the holder to purchase up to 5,900,000 shares of the Company’s common stock at a price of $0.45 per share.  The Series P warrants are exercisable at any time on or after August 12, 2012 and prior to March 6, 2017.  The warrants were accounted for as an equity transaction using the Black-Scholes method to value the warrants.  The fair value of the warrants was calculated to be $1,593,000.  This cost was recorded as a debit and a credit to additional paid-in capital.  This cost was included in inducement warrants and increased the net loss available to shareholders on the condensed statements of operations.  As of June 30, 2013, 5,900,000 Series P warrants remained outstanding.

4.   Private Investor Warrants

Between May 2003 and April 2006, the Company issued 1,900,000 warrants as part of a financing to a private investor at exercise prices between $0.47 and $1.25 of which 700,000 warrants were exercised in April 2006.  The fair value of the warrants has been recorded as an addition to additional paid-in capital and also as a charge to additional paid-in capital since they qualified for equity accounting.  During the three months ended June 30, 2013, the 1,200,000 warrants with exercise prices between $0.47 and $1.25 expired.  As of June 30, 2013, none of these warrants remain outstanding.

Between July 2005 and May 2006, 1,925,000 warrants were issued to a private investor with an exercise price between $0.56 and $0.82 of which 600,000 were exercised in May 2006. As of June 30, 2013, 1,325,000 warrants remained outstanding.

In January 2009, as part of an amended lease agreement on the manufacturing facility, the Company repriced 3,000,000 warrants issued to the lessor in July 2007 at $1.25 per share and which were to expire on July 12, 2013. These warrants were repriced at $0.75 per share and expire on January 26, 2014. The cost of this repricing and extension of the warrants was $70,515 and was accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital.  In addition, 787,500 additional warrants were given to the lessor of the manufacturing facility on the same date, exercisable at a price of $0.75 per share, and will expire on January 26, 2014. The cost of these warrants was $45,207 and was accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital.  As of June 30, 2013, 3,787,500 warrants remained outstanding.

Between March 31 and June 30, 2009, 2,296,875 warrants were issued at $0.75 to the leaseholder on the manufacturing facility in consideration for the deferral of rent payments. As of June 30, 2013, 2,296,875 warrants remained outstanding.

5.   Warrants Held by Officer and Director

Between December 2008 and June 2009, Maximilian de Clara, the Company’s President and a director, loaned the Company $1,104,057.  In June 2009, the Company issued 1,648,244 warrants exercisable at $0.40 per share to Mr. de Clara.  The warrants are exercisable at any time prior to December 24, 2014.  These warrants were valued at $65,796 using the Black Scholes method.  In July 2009, as consideration for a further extension of the loan, the Company issued 1,849,295 warrants exercisable at $0.50 per share to Mr. de Clara that was amended for the second time.  These warrants were valued at $341,454 using the Black Scholes method and can be exercised at any time prior to January 6, 2015.  The first warrants were recorded as a discount to the loan and a credit to additional paid-in capital.  The second warrants were recorded as a debit to derivative loss of $831,230, a premium of $341,454 on the loan and a credit to additional paid in capital of $489,776.  The first warrants were amortized as interest expense at the time of the second amendment.  On the second amendment, $338,172 of the premium was amortized as a reduction to interest expense as of September 30, 2009.  The balance of the premium of $3,282 was amortized as a reduction to interest expense in October 2009.  As of June 30, 2013, 3,497,539 warrants remained outstanding. See Note E for additional information.

6.    Options and Shares Issued to Consultants

As of June 30, 2013, 1,407,500 options issued to consultants as payment for services remained outstanding, of which 1,312,000 options were issued from the Non-Qualified Stock Options plans.  On May 22, 2013, 30,000 options previously issued to a consultant from the Non-Qualified Stock Option plans expired.

In October 2012, the Company entered into a consulting agreement for public relations to be provided through March 31, 2013.  In May 2013, the Company extended the agreement for a six-month period ending September 30, 2013.  This contract totals $108,000 and includes a monthly retainer of 50,000 shares of restricted stock.  The common shares were issued at the fair market value on the grant date.  The aggregate fair market value of $130,500 and $37,000 for the nine and three months ended June 30, 2013 respectively, was recorded as a general and administrative expense.

 On December 28, 2012, the Company entered into a consulting agreement for services to be provided through December 27, 2013.  In consideration for the services to be provided, the Company issued the consultant 500,000 shares of common stock and 500,000 options to purchase common stock at a price of $0.28 per share.  The common shares were issued at the fair market value on the agreement date of $0.28.  The aggregate fair market value of $140,000 was recorded as a prepaid expense and is being charged to general and administrative expense over the period of service.  The fair value of the options issued, as calculated using the Black-Scholes method, was determined to be $98,150 and is also being charged to general and administrative expense over the period of service.  During the nine and three months ended June 30, 2013, the Company recorded $121,060 and $59,537 of expense relating to this consulting arrangement.  As of June 30, 2013 and September 30, 2012, the Company has recorded $117,090 and $53,333, respectively, in prepaid consulting expenses.

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

ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to active markets for identical assets and liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The Company classifies fair value balances based on the observability of those inputs.  The three levels of the fair value hierarchy are as follows:

●	Level 1 - Observable inputs such as quoted prices in active markets for identical assets or liabilities
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

●	Level 3 - Unobservable inputs that reflect management’s assumptions

For disclosure purposes, assets and liabilities are classified in their entirety in the fair value hierarchy level based on the lowest level of input that is significant to the overall fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy levels.

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at June 30, 2013:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$-	$-	$3,819,836	$3,819,836

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at September 30, 2012:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$-	$-	$6,983,690	$6,983,690

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the nine months ended June 30, 2013 and the year ended September 30, 2012:

	June 30,	September 30,
	2013	2012
Beginning balance	$6,983,690	$7,261,073
Issuances	4,200,000	6,706,667
Settlements	-	(5,072,367)
Realized and unrealized gains
recorded in earnings	(7,363,854)	(1,911,683)
Ending balance	$3,819,836	$6,983,690

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

During the nine months ended June 30, 2013 and 2012, the Company paid $124,206 in interest expense to Mr. de Clara.  During the three months ended June 30, 2013 and 2012, the Company paid $41,402 in interest expense to Mr. de Clara.

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

The Company is currently running a large multi-national Phase III clinical trial for head and neck cancer with its partners TEVA Pharmaceuticals and Orient Europharma. The Company believes that it has enough capital to support its operations until year end and believes that it has ready access to new equity capital should the need arise. To finance the study beyond the next 12 months, the Company plans to raise additional capital in the form of corporate partnerships, debt and/or equity financings. The Company believes that it will be able to obtain additional financing since Multikine is a Phase III product designed to treat cancer and because it has done so consistently in the past. However, there can be no assurance that the Company will be successful in raising additional funds or that funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of money, the Company will either have to slow down or delay the Phase III clinical trial or even significantly curtail its operations until such time as it is able to raise the required funding.  The Company’s expenditures for fiscal year 2012 included several non-recurring items that amounted to approximately $5 million dollars, which were the settlement payments related to a lawsuit, which will not recur in fiscal year 2013, thereby reducing the Company’s expenditures.  On December 4, 2012, the Company raised $10.5 million from several institutional investors. The Company paid Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $682,500.

On April 23, 2013, the Company announced that it has replaced the clinical research organization (CRO) running its Phase III clinical trial. Under a co-development agreement, Ergomed will contribute up to $10 million towards the study in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount, only from sales of Multikine for head and neck cancer.

The Company estimates the total cash cost of the Phase III trial, with the exception of the parts that will be paid by its licensees, Teva Pharmaceuticals and Orient Europharma, will be approximately $36.7 million going forward.  This is in addition to approximately $8.2 million which has been paid as of June 30, 2013. The estimate is based on the information currently available in the Company’s contracts with the Clinical Research Organization responsible for managing the Phase III trial.  This number can be affected by the speed of enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen today.  It is therefore possible that the cost of the Phase III trial will be higher than currently estimated.

The condensed financial statements have been prepared assuming that the Company will continue as a going concern, but due to recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern.  The condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The Company is working on a number of collaborations that it believes will help the Company attract capital and interest from the financial community.

G.           COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In March 2013, the Company entered into an agreement with Aptiv Solutions to provide certain clinical research services in accordance with a master service agreement.   The Company will reimburse Aptiv for costs incurred.  In May 2013, the Company made an advance payment of $400,000.  An additional advance payment of $200,000 is due on August 1, 2013.  The funds advanced will be credited back in $150,000 annual increments from December 2014 through December of 2017.

In April 2013, the Company entered into a co-development and revenue sharing agreement with Ergomed.  Under the agreement, Ergomed will contribute up to $10 million towards the Company’s Phase III clinical trial in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount.

The Company accounted for the co-development and revenue sharing agreement in accordance with ASC 808 “Collaborative Arrangements”.  The Company determined the payments to Erogmed are within the scope of Topic 730 “Research and Development” expense. Therefore, the Company will record the discount on the clinical services as a credit to research and development expense on its Statement of Operations.  During the nine and three months ending June 30, 2013, the Company recorded approximately $315,000 as research and development expense. This amount was net of Ergomed’s discount of approximately $114,000.

Lease Agreements

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

The amortization of the deferred rent for the nine months ended June 30, 2013 and 2012 was $489,902 and $528,498, respectively. The amortization of the deferred rent for the three months ended June 30, 2013 and 2012 was $161,866 and $174,773, respectively.
The Company was required to deposit the equivalent of one year of base rent in accordance with the contract.  When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company. The $1,670,917 deposit is included in non-current assets at June 30, 2013.

On December 7, 2011, the Company entered into a sublease for a period of four months commencing on December 10, 2011.  The Company receives $5,150 per month in rent for the subleased space.  The lease is now a month to month term lease with a 30 day notice requirement for termination.

The Company leases its research and development laboratory under a 60 month lease which expires February 28, 2017.  The operating lease includes escalating rental payments.  The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate of $11,360 per month.  As of June 30, 2013 and September 30, 2012, the Company has recorded a deferred rent liability of $3,393 and $1,033, respectively.

The Company leases office headquarters under a 36 month lease which expires June 30, 2015. The operating lease includes escalating rental payments.  The Company is recognizing the related rent expense on a straight line basis over the full 36 month term of the lease at the rate $7,864 per month.  As of June 30, 2013 and September 30, 2012, the Company has recorded a deferred rent liability of $13,759 and $15,479, respectively.

During the nine months ended June 30, 2013, the Company leased office equipment under a capital lease arrangement. The term of the capital lease is 48 months and expires on September 30, 2016.  The monthly lease payment is $1,025.  The lease bears interest at approximately 16% per annum.

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

 H.           PATENTS

During the nine months ended June 30, 2013 and 2012, the Company recorded patent impairment charges of $10,651 and $37,352, respectively.  For the nine months ended June 30, 2013 and 2012, amortization of patent costs totaled $75,882 and $54,118, respectively. During the three months ended June 30, 2013 and 2012, the Company recorded patent impairment charges of $0 and $16,018, respectively.  For the three months ended June 30, 2013 and 2012, amortization of patent costs totaled $26,441 and $16,459, respectively.  The Company estimates that future amortization expense will be as follows:

Three months ending September 30, 2013	$9,842
Year ending September 30,
2014	34,063
2015	34,063
2016	34,063
2017	34,063
2018	33,728
Thereafter	155,514
Total	$335,336

 I.           EARNINGS PER SHARE

The Company’s diluted earnings per share (EPS) are as follows for June 30, 2013 and 2012.  For the  nine-months ended June 30, 2013 and 2012, the computation of dilutive net loss per share excluded options and warrants to purchase approximately 3,771,000 and 9,856,000 shares, respectively, of common stock because their inclusion would have an anti-dilutive effect.

	Nine Months Ended June 30, 2013
		Weighted
	Net Loss	Average Shares	EPS

Basic loss per share	$(7,530,621)	300,383,239	$(0.03)
Gain on derivatives	(7,363,854)
Dilutive loss per share	$(14,894,475)	300,383,239	$(0.05)

	Three Months Ended June 30, 2013
		Weighted
	Net Loss	Average Shares	EPS

Basic loss per share	$(4,507,004)	309,306,502	$(0.01)
Gain on derivatives	(1,079,392)
Dilutive loss per share	$(5,586,396)	309,306,502	$(0.02)

	Nine Months Ended June 30, 2012
		Weighted
	Net Loss	Average Shares	EPS

Basic loss per share	$(15,079,238)	244,738,972	$(0.06)
Gain on derivatives	(142,532)
Dilutive loss per share	$(15,221,770)	244,738,972	$(0.06)

	Three Months Ended June 30, 2012
		Weighted
	Net Loss	Average Shares	EPS

Basic loss per share	$(835,446)	258,467,582	$(0.00)
Gain on derivatives	(3,390,389)
Dilutive loss per share	$(4,225,835)	258,467,582	$(0.02)

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

Capital raised by the Company has been expended primarily for patent applications, debt repayment, research and development, administrative costs, and the construction of the Company’s laboratory facilities.  The Company does not anticipate realizing significant revenues until it enters into licensing arrangements regarding its technology and know-how or until it receives regulatory approval to sell its products (which could take a number of years).  As a result the Company has been dependent upon the proceeds from the sale of its securities to meet all of its liquidity and capital requirements and anticipates having to do so in the future.

The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts.  The ability of the Company to complete the necessary clinical trials and obtain Food and Drug Administration (FDA) approval for the sale of products to be developed on a commercial basis is uncertain.  Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.  The Company believes that, counting its cash on hand and access to the capital markets established over the years, it will have enough capital to support its operations through year end.  The Company is working on a number of collaborations that it believes will help the Company attract capital and interest from the financial community.

The Company estimates the total cash cost of the Phase III trial, with the exception of the parts that will be paid by its licensees, Teva Pharmaceuticals and Orient Europharma, to be approximately $36.7 million going forward.  This is in addition to approximately $8.2 million which has been paid as of June 30, 2013.  This estimate is based on information currently available in the Company’s contracts with the Clinical Research Organization responsible for managing the Phase III trial.  This number can be affected by the speed of enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen today.  It is therefore possible that the cost of the Phase III trial will be higher than currently estimated.

On April 23, 2013, the Company announced that it has replaced the clinical research organizations (CRO) running its Phase III clinical trial. This was necessary since the patient enrollment in the study dropped off substantially following a takeover of the CRO which caused most of the members of the CRO’s study team to leave the CRO.  The Company announced that it has hired two CRO’s who will manage the global Phase III study; Aptiv Solutions and Ergomed who are both international leaders in managing oncology trials. Both CRO’s will help the Company expand the trial by 60-80 clinical sites globally.  As of April 2013, the last update given by the Company, the study has enrolled 117 patients and has been conducted at 39 sites in 8 countries, including three centers in Israel where the Company’s partner, Teva Pharmaceuticals, has the marketing rights, and nine centers in Taiwan where the Company’s partner, Orient Europhama, has the marketing rights.

Under a co-development agreement, Ergomed will contribute up to $10 million towards the study in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount, only from sales of Multikine for head and neck cancer.  Ergomed, a privately-held firm headquartered in Europe with global operations, has entered into five similar co-development agreements, including one with Genzyme (purchased by Sanofi in 2011 for over $20 billion).  Ergomed will be responsible for the majority of the new patient enrollment since it has a novel model for clinical site management to accelerate patient recruitment and retention.   For example, they have almost 25 physicians who can directly call on clinical sites to aid recruitment and retention.  Some of the Ergomed physicians also have experience of being clinical investigators themselves. CEL-SCI believes that this interaction on a physician to physician level is what is needed to help physicians increase enrollment in the Multikine study.

During the nine months ended June 30, 2013, the Company’s cash decreased by approximately $500,000.  Significant components of this decrease include net proceeds from the sale of the Company’s stock of approximately $9,807,000 offset by net cash used to fund the Company’s regular operations, including its on-going Phase III clinical trial, of approximately $10,142,000. This compares to approximately $8,920,000 used in operations during the nine months ended June 30, 2012.  Cash used in investing activities was approximately $118,000 and $122,000, for the nine months ended June 30, 2013 and 2012, respectively.  The use of cash in investing activities consisted of purchases of equipment and legal costs incurred in patent applications.  For the nine months ended June 30, 2013 and 2012, net cash provided by financing activities totaled approximately $9,803,000 and $12,004,000, respectively.  The increase in cash provided by financing activities is due to proceeds of the December 2012 financing, which were approximately $10,500,000, less expenses of approximately $693,000, and offset by approximately $4,000 in capital lease payments.  This compares to prior year financing activities which consisted of proceeds from the sale of Company stock and the exercise of warrants totaling approximately $16,954,000 offset by payments on convertible debt of $4,950,000.

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

Results of Operations and Financial Condition

During the nine months and three months ended June 30, 2013, grant and other income decreased by approximately $2,000 and increased by approximately $79,000, respectively, compared to the nine and three months ended June 30, 2012.

During the nine and three months ended June 30, 2013, research and development expenses increased by approximately $1,689,000 and $1,300,000 compared to the nine and three months ended June 30, 2012.  The Company is continuing the Phase III clinical trial and research and development fluctuates based on the activity level of the clinical trial.

During the nine and three months ended June 30, 2013, general and administrative expenses increased by approximately $275,000 and $109,000, respectively, compared to the nine and three months ended June 30, 2012.  This increase is primarily due to increased cost of employee options.

For the nine and three months ended June 30, 2013, the Company recorded a derivative gain of approximately $7,364,000 and $1,079,000 respectively.  For the nine and three months ended June 30, 2012, the Company recorded a derivative gain of approximately $143,000 and $3,390,000 respectively.  This variation was the result of the change in fair value of the derivative liabilities during the period which was caused by fluctuations in the share price of the Company’s common stock.

Interest expense was approximately $128,000 and $43,000 for the nine and three months ended June 30, 2013 and consisted primarily of interest expense on the loan from the Company’s president of $41,000 per quarter and interest on a capital lease.  Interest expense was approximately $221,000 and $41,000 for the nine and three months ended June 30, 2012 and consisted of interest expense on the loan from the Company’s president of approximately $124,000 and interest on the convertible notes of approximately $97,000.

Research and Development Expenses

During the nine and three months ended June 30, 2013 and 2012, the Company’s research and development efforts involved Multikine and LEAPS.  The table below shows the research and development expenses associated with each project.

	Nine months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
MULTIKINE	$8,939,630	$7,212,524	$3,683,472	$2,367,751
L.E.A.P.S	269,270	307,062	86,066	101,415
TOTAL	$9,208,900	$7,519,586	$3,769,538	$2,469,166

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2013.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Chief Executive and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the three months ended June 30, 2013.  There was no change in the Company’s internal control over financial reporting during the three months ended June 30, 2013.

PART II

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuance of Restricted Stock

During the three months ended June 30, 2013 the Company issued 150,000 shares of common stock to a consultant for investor relations services and 282,973 shares of common stock to a consultant for regulatory services.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of these shares.  The persons who acquired these shares were sophisticated investors and were provided full information regarding the Company’s business and operations.  There was no general solicitation in connection with the offer or sale of these securities.  The persons who acquired these shares acquired them for their own accounts.  The certificates representing these shares bears a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration.  No commission or other form of remuneration was given to any person in connection with the issuance of these shares.

ITEM 6. (A) EXHIBITS

Number	Exhibit

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEL-SCI CORPORATION

Date: August 9, 2013	By:	/s/ Geert Kersten
Geert Kersten, Principal Executive Officer*

* Also signing in the capacity of the Principal Accounting and Financial Officer.