Form 10-K
period 2013-09-30
CEL SCI CORP
filed 2013-12-27
CIK 725363

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2013.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  ☐ Yes   ☑ No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2013, as quoted on the NYSE MKT, was $69,576,603.

As of December 9, 2013, the Registrant had 49,752,200 issued and outstanding shares of common stock.

Documents Incorporated by Reference:   None

PART I

ITEM 1.  BUSINESS

CEL-SCI is dedicated to research and development directed at improving the treatment of cancer and other diseases by utilizing the immune system, the body's natural defense system.  Its lead investigational immunotherapy is Multikine® (Leukocyte Interleukin, Injection), currently being studied in a pivotal global Phase III clinical trial as a potential first-line treatment for advanced primary head and neck cancer.  Multikine is also being used in a Phase I study with the Naval Medical Center, San Diego under a Cooperative Research and Development Agreement (CRADA) in HIV/HPV co-infected men and women with peri-anal warts.  The purpose of this study is to evaluate the safety and clinical impact of Multikine as a treatment of peri-anal warts and assess its effect on anal intraepithelial dysplasia (AIN) in HIV/HPV co-infected men and women.

CEL-SCI’s focus in HPV is not the development of an antiviral against HPV in the general population.  Instead it is the development of an immunotherapy to be used in patients who are immune suppressed by diseases such as HIV and are therefore less able or unable to control HPV and its resultant diseases.  This group of patients has no good treatments available to them and there are, to CEL-SCI’s knowledge, no competitors at the current time.  HPV is also relevant to the head and neck cancer Phase III study since it is now known that HPV is a cause of head and neck cancer.  Multikine was shown to kill HPV in an earlier study of HIV infected women with cervical dysplasia.

CEL-SCI is also investigating a different peptide-based immunotherapy (LEAPS-H1N1-DC) as a possible treatment for H1N1 hospitalized patients and as a vaccine (CEL-2000) for Rheumatoid Arthritis (currently in preclinical testing) using its LEAPS technology platform. The investigational immunotherapy LEAPS-H1N1-DC treatment involves non-changing regions of H1N1 Pandemic Flu (www.jci.org/articles/view/67550), Avian Flu (H5N1), and the Spanish Flu, as CEL-SCI scientists are very concerned about the possible emergence of a new more virulent hybrid virus through the combination of H1N1 and Avian Flu, or maybe Spanish Flu.

CEL-SCI has operations in Vienna, Virginia, and in/near Baltimore, Maryland, USA.

CEL-SCI was formed as a Colorado corporation in 1983. CEL-SCI’s principal office is located at 8229 Boone Boulevard, Suite 802, Vienna, VA 22182.  CEL-SCI’s telephone number is 703-506-9460 and its website is www.cel-sci.com. CEL-SCI does not incorporate the information on its website into this report, and you should not consider it part of this report.

CEL-SCI makes its electronic filings with the Securities and Exchange Commission (SEC), including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available on its website free of charge as soon as practicable after they are filed or furnished to the SEC.

On June 25, 2013, CEL-SCI’s shareholders approved a reverse split of CEL-SCI’s common stock.  The reverse split became effective on the NYSE MKT on September 25, 2013.  On that date, every ten issued and outstanding share of CEL-SCI’s common stock automatically converted into one outstanding share.  All references to shares of common stock and per share data for all periods presented have been adjusted to reflect the reverse stock split on a retroactive basis.

CEL-SCI’S PRODUCTS

CEL-SCI’s product pipeline consists of the following:

1)	Multikine (Leukocyte Interleukin, Injection) investigational immunotherapy against cancer and Human Papilloma Virus (HPV);

2)	LEAPS technology, with two investigational therapies, LEAPS-H1N1-DC pandemic flu treatment for hospitalized patients and CEL-2000, a rheumatoid arthritis treatment vaccine in development.

MULTIKINE

CEL-SCI’s lead investigational therapy, Multikine (Leukocyte Interleukin, Injection), is currently in a Phase III clinical trial as a potential therapeutic agent directed at using the immune system to produce an anti-tumor immune response against advanced primary head and neck cancer.  Data from Phase I and Phase II clinical trials suggest that Multikine simulates the activities of a healthy person's immune system, enabling it to use the body's own anti-tumor immune response. Multikine (Leukocyte Interleukin, Injection) is the full name of this investigational therapy, which, for simplicity, is referred to in the remainder of this document as Multikine.  Multikine is the trademark that CEL-SCI has registered for this investigational therapy, and this proprietary name is subject to FDA review in connection with CEL-SCI’s future anticipated regulatory submission for approval.  Multikine has not been licensed or approved for sale, barter or exchange by the FDA or any other regulatory agency. Neither has its safety or efficacy been established for any use.

Multikine has been cleared by the regulators in ten countries around the world, including the U.S. FDA, for a global Phase III clinical trial in advanced primary (not yet treated) head and neck cancer patients.  The trial is currently under the management of 2 new clinical research organizations (CROs) who are adding 60-80 clinical centers in existing and new countries to increase the speed of patient enrollment.

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

This clinical trial is thought to be a very novel concept in which immunotherapy is given to cancer patients first, i.e., prior to their receiving any conventional treatment for cancer, including surgery, radiation and/or chemotherapy.  This could be shown to be important because conventional therapy may weaken the immune system, and may compromise the potential effect of immunotherapy. Because Multikine is given before conventional cancer therapy, when the immune system should be more intact, CEL-SCI believes the possibility exists for it to have a greater likelihood of activating an anti-tumor immune response under these conditions. This likelihood is one of the clinical aspects being evaluated in the ongoing global Phase III clinical trial.

Multikine is a different kind of investigational therapy in the fight against cancer; Multikine is a defined mixture of cytokines.   It is a combination immunotherapy, possessing both active and passive properties.

In October 2012 and again in November 2013, an interim review of the safety data from the Phase III study, an Independent Data Monitoring Committee (IDMC) raised no safety concerns. The IDMC also indicated that no safety signals were found that would call into question the benefit/risk of continuing the study. CEL-SCI considers the results of the IDMC review to be important since studies have shown that up to 30% of Phase III trials fail due to safety considerations and the IDMC’s safety findings from this interim review were similar to those reported by investigators during CEL-SCI’s Phase I-II trials.  Ultimately, the decision as to whether a drug is safe is made by the FDA based on an assessment of all of the data from a trial.

During the early investigational phase, in Phase I and Phase II clinical trials in over 220 subjects who received the investigational therapy Multikine in doses of 200 to 3200 IU (international units), no serious adverse events were reported as being expressly due to administration of this investigational therapy, and subjects in those clinical trials and the treating physicians reported that this investigational therapy was well tolerated in those early-stage clinical trials. Adverse events which were reported included pain at the injection site, local minor bleeding and edema at the injection site, diarrhea, headache, nausea, and constipation. No "abnormal" laboratory results were reported following Multikine treatment - other than those commonly seen by treating physicians in this patient population - regardless of Multikine administration. Similarly, in these early-phase clinical studies in patients, there was no reported increased toxicity of follow-on treatments as a result of Multikine administration. No complications following surgery (such as increased time for wound healing) were reported. No definitive conclusions can be drawn from these data about the safety or efficacy profile of this investigational therapy, further research is required and the global Phase III study is ongoing in an effort to confirm these results.

The following is a summary of results from CEL-SCI’s last Phase II study conducted with Multikine.  This study used the same treatment protocol as will be used in CEL-SCI’s Phase III study:

●
In the final Phase II clinical study, using the same dosage and treatment regimen as is being used in the Phase III study, head and neck cancer patients with locally advanced primary disease who received the investigational therapy Multikine as first-line investigational therapy followed by surgery and radiotherapy were reported by the clinical investigators to have had a 63.2% overall survival (OS) rate at 3.5 years from surgery. This percentage OS was arrived at as follows: of the 22 subjects enrolled in this final Phase II study, the consent for the survival follow-up portion of the study was received from 19 subjects. One subject did not consent to the follow-up portion of the study. The other 2 subjects did not have squamous cell carcinoma of the oral cavity and were thus not evaluable per the protocol. The overall survival rate of subjects receiving the investigational therapy in this study was compared to the overall survival rate that was calculated based upon a review of 55 clinical trials conducted in the same cancer population (with a total of 7,294 patients studied), and reported in the peer reviewed scientific literature between 1987 and 2007. Review of this literature showed an approximate survival rate of 47.5% at 3.5 year from treatment. Therefore, the results of CEL-SCI's final Phase II study were considered to be potentially favorable in terms of overall survival recognizing the limitations of this early-phase study. It should be noted that an earlier investigational therapy Multikine study appears to lend support to the overall survival findings described above - Feinmesser et al Arch Otolaryngol. Surg. 2003. However, no definitive conclusions can be drawn from these data about the potential efficacy or safety profile of this investigational therapy. Moreover, further research is required, and these results must be confirmed in the well-controlled Phase III clinical trial of this investigational therapy that is currently in progress. Subject to completion of that Phase III trial and FDA's review and acceptance of CEL-SCI's entire data set on this investigational therapy, CEL-SCI believes that these early-stage clinical trial results indicate the potential for this investigational therapy to become a treatment for advanced primary head and neck cancer.

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

Subject to completion of CEL-SCI's global Phase III clinical trial and FDA's review of CEL-SCI’s entire data set on this investigational therapy, if the FDA were to conclude that the safety and efficacy of this investigational therapy is established, the early-phase clinical data is encouraging in suggesting the potential that approximately 60-66% (2/3) of head and neck cancer patients with advanced primary disease could be candidates for this investigational therapy if it were to be approved by FDA.

CEL-SCI has an agreement with Teva Pharmaceutical Industries, Ltd., which provides Teva with the exclusive license to market and distribute Multikine in Israel, Turkey, and, later on added Serbia and Croatia.  Pursuant to the agreement, Teva has signed up 4 hospitals and enrolled patients in Israel as part of the Phase III trial.  Revenues will be divided between CEL-SCI and Teva.

CEL-SCI has an agreement with Orient Europharma of Taiwan which provides Orient Europharma with the exclusive marketing rights to Multikine for all cancer indications in Taiwan, Singapore, Hong Kong, Malaysia, South Korea, the Philippines, Australia and New Zealand.  The agreement requires Orient Europharma to fund the clinical trials needed to obtain marketing approvals in these countries for head and neck cancer, naso-pharyngeal cancer and potentially cervical cancer.  Revenues will be divided between CEL-SCI and Orient Europharma.

CEL-SCI has a licensing agreement with Byron Biopharma LLC (“Byron”) under which CEL-SCI granted Byron an exclusive license to market and distribute Multikine in the Republic of South Africa.  Pursuant to the agreement, Byron will be responsible for registering the product in South Africa.  Once Multikine has been approved for sale, CEL-SCI will be responsible for manufacturing the product, while Byron will be responsible for sales in South Africa.  Revenues will be divided between CEL-SCI and Byron.

In August 2011, CEL-SCI entered into an exclusive Sales, Marketing and Distribution agreement with IDC-GP Pharm LLC (“IDC-GP Pharm”) under which CEL-SCI granted IDC-GP Pharm an exclusive license to market Multikine in the countries of Argentina and Venezuela (the “Territory”).  The agreement expired on August 4, 2013 since IDC-GP Pharma did not receive regulatory approval of Multikine in any country in the territory.

On April 23, 2013, CEL-SCI announced that it had replaced Inventiv Health Clinical, the clinical research organization (CRO) running its Phase III clinical trial. This was necessary since the patient enrollment in the study dropped off substantially following a takeover of Pharmanet by Inventiv which caused many of the members of the CRO’s study team to leave the CRO.  CEL-SCI has hired two CRO’s who will manage the global Phase III study; Aptiv Solutions and Ergomed who are both international leaders in managing oncology trials. Both CRO’s will help CEL-SCI expand the trial by 60-80 clinical sites globally.  As of April 2013, the last update given by CEL-SCI, the study had enrolled 117 patients.  The 39 centers where the study was conducted include three centers in Israel where CEL-SCI’s partner, Teva Pharmaceuticals, has the marketing rights, and nine centers in Taiwan where the Company’s partner, Orient Europhama, has the marketing rights.

In April 2013, CEL-SCI entered into a co-development agreement with Ergomed.  Under a co-development agreement, Ergomed will contribute up to $10 million towards the study in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount, only from sales of Multikine for head and neck cancer.  Ergomed, a privately-held firm headquartered in Europe with global operations, has entered into five similar co-development agreements, including one with Genzyme (purchased by Sanofi in 2011 for over $20 billion).  Ergomed will be responsible for the majority of the new patient enrollment since it has a novel model for clinical site management to accelerate patient recruitment and retention.  For example, Ergomed has almost 25 physicians who can directly call on clinical sites to aid recruitment and retention.  Some of the Ergomed physicians also have the experience of being clinical investigators themselves. CEL-SCI believes that this interaction on a physician to physician level is what is needed to help increase enrollment in the Multikine study.

CEL-SCI estimates the total cash cost of the Phase III trial, with the exception of the parts that will be paid by its licensees, Teva Pharmaceuticals and Orient Europharma, to be approximately $35.5 million after September 30, 2013.  This is in addition to approximately $9.3 million which has been paid as of September 30, 2013.  This estimate is based on information currently available in CEL-SCI’s contracts with the Clinical Research Organizations responsible for managing the Phase III trial.  This number can be affected by the speed of enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen today.  It is therefore possible that the cost of the Phase III trial will be higher than currently estimated.

On October 7, 2013, CEL-SCI announced a Cooperative Research and Development Agreement with the U.S. Naval Medical Center, San Diego.  Pursuant to this agreement, the Naval Medical Center will conduct Human Subjects Institutional Review Board approved Phase I study of CEL-SCI’s investigational immunotherapy, Multikine, in HIV/HPV co-infected men and women with peri-anal warts.  Anal and genital warts are commonly associated with the Human Papilloma Virus, the most common sexually transmitted disease. Men and women with a history of anogenital warts have a 30 fold increased risk of anal cancer.  Persistent HPV infection in the anal region is thought to be responsible for up to 80% of anal cancers. HPV is a significant health problem in the HIV infected population as individuals are living longer as a result of greatly improved HIV medications.

The purpose of this study is to evaluate the safety and clinical impact of Multikine as a treatment of peri-anal warts and assess its effect on anal intraepithelial dysplasia (AIN) in HIV/HPV co-infected men and women.

CEL-SCI will contribute the investigational study drug Multikine, will retain all rights to any currently owned technology, and will have the right to exclusively license any new technology developed from the collaboration.

Multikine will be given to the HIV/HPV co-infected patients with peri-anal warts since promising early results were seen in another Institutional Review Board approved Multikine Phase I study conducted at the University of Maryland. In this study, investigational therapy Multikine was given to HIV/HPV co-infected women with cervical dysplasia resulting in visual and histological evidence of clearance of lesions.  Furthermore, elimination of a number of HPV strains was determined by in situ polymerase chain reaction (PCR) performed on tissue biopsy collected before and after Multikine treatment.  As reported by the investigators in the earlier study, the study volunteers all appeared to tolerate the treatment with no reported serious adverse events.

The treatment regimen for the study of up to 15 HIV/HPV co-infected patient volunteers with peri-anal warts to be conducted by the Naval Medical Center will be identical to the regimen that was used in the earlier Multikine cervical study in HIV/HPV co-infected patients.

In October 2013, CEL-SCI entered into a co-development and profit sharing agreement with Ergomed for Multikine in HIV/HPV co-infected men and women with peri-anal warts.  This agreement will initially be in support of the development with the US Navy.  Ergomed will assume up to $3 million in clinical and regulatory costs.

Also in October 2013, CEL-SCI entered into a co-development and profit sharing agreement with Ergomed for Multikine in HIV/HPV co-infected women with cervical dysplasia.  Human Papilloma Virus (HPV) is the most common sexually transmitted disease.  HPV is a significant health problem in the HIV infected population as individuals are living longer as a result of greatly improved HIV medications.  People living with HIV and others with compromised immunity are more at risk for HPV-related complications.  Persistent HPV infection can also be a precursor to cervical cancer.  Ergomed will assume up to $3 million in clinical and regulatory costs.

CEL-SCI’s focus in HPV is not the development of an antiviral against HPV in the general population.  Instead it is the development of an immunotherapy to be used in patients who are immune suppressed by diseases such as HIV and are therefore less able or unable to control HPV and its resultant diseases.  This group of patients has no good treatments available to them and there are, to CEL-SCI’s knowledge, no competitors at the current time.

MANUFACTURING FACILITY

Before starting the Phase III trial, CEL-SCI needed to build a dedicated manufacturing facility to produce Multikine.  This facility has been completed and validated, and has produced several clinical lots for the Phase III clinical trial.  The facility has also passed review by a European Union Qualified Person on two different occasions.

CEL-SCI’s lease on the manufacturing facility expires on October 31, 2028. CEL-SCI completed validation of its new manufacturing facility in January 2010.  The state-of-the-art facility is being used to manufacture Multikine for CEL-SCI’s Phase III clinical trial.  In addition to using this facility to manufacture Multikine, CEL-SCI, only if the facility is not being used for Multikine, may offer the use of the facility as a service to pharmaceutical companies and others, particularly those that need to “fill and finish” their drugs in a cold environment (4 degrees Celsius, or approximately 39 degrees Fahrenheit).  However, priority will always be given to Multikine as management considers the Multikine supply to the clinical studies and preparation for a final marketing approval to be more important than offering fill and finish services.  Fill and finish is the process of filling injectable drugs in a sterile manner and is a key part of the manufacturing process for many medicines.  See Item 2 of this report for more information concerning the terms of this lease.

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

Using the LEAPS technology, CEL-SCI has created a potential peptide treatment for H1N1 (swine flu) hospitalized patients.  This LEAPS flu treatment is designed to focus on the conserved, non-changing epitopes of the different strains of Type A Influenza viruses (H1N1, H5N1, H3N1, etc.), including “swine”, “avian or bird”, and “Spanish Influenza”, in order to minimize the chance of viral “escape by mutations” from immune recognition. Therefore one should think of this treatment not really as an H1N1 treatment, but as a potential pandemic flu treatment.  CEL-SCI’s LEAPS flu treatment contains epitopes known to be associated with immune protection against influenza in animal models.

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

Additional work on this treatment for the pandemic flu is being pursued in collaboration with the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health, USA.  In May 2011 NIAID scientists presented data at the Keystone Conference on “Pathogenesis of Influenza: Virus-Host Interactions” in Hong Kong, China, showing the positive results of efficacy studies in mice of L.E.A.P.S. H1N1 activated dendritic cells (DCs) to treat the H1N1 virus.  Scientists at the NIAID found that H1N1-infected mice treated with LEAPS-H1N1 DCs showed a survival advantage over mice treated with control DCs. The work was performed in collaboration with scientists led by Kanta Subbarao, M.D., Chief of the Emerging Respiratory Diseases Section in NIAID’s Division of Intramural Research, part of the National Institutes of Health, USA.

In July 2013, CEL-SCI announced the publication of the results of additional influenza studies by researchers from the NIAID in the Journal of Clinical Investigation (www.jci.org/articles/view/67550).  The studies described in the publication show that when CEL-SCI’s investigational J-LEAPS Influenza Virus treatments were used “in vitro” to activate immune cells called dendritic cells (DCs), these activated dendritic cells, when injected into influenza infected mice, arrested the progression of lethal influenza virus infection in these mice.  The work was performed in the laboratory of Dr. Subbarao.

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

In August 2012, Dr. Zimmerman gave a Keynote presentation at the OMICS 2nd International Conference on Vaccines and Vaccinations in Chicago.  The above presentation shows how the LEAPS peptides administered altered only select cytokines specific for each disease model thereby improving the status of the test animals and even preventing death and morbidity.  These results support the growing body of evidence that provides for its mode of action by a common format in these unrelated conditions by regulation of Th1 (e.g., IL12 and IFN-γ) and their action on reducing TNF-α and other inflammatory cytokines as well regulation of antibodies to these disease associated antigens.  This was also illustrated by a schematic model showing how these pathways interact and result in the overall effect of protection and regulation of cytokines in a beneficial manner.

Even though the various LEAPS drug candidates have not yet been given to humans, they have been tested in vitro with human cells.  They have induced similar cytokine responses that were seen in these animal models, which may indicate that the LEAPS technology might translate to humans.  The LEAPS candidates have demonstrated protection against lethal herpes simplex virus (HSV1) and H1N1 influenza infection, as a prophylactic or therapeutic agent in animals.  They have also shown efficacy in animals in two autoimmune conditions, curtailing and sometimes preventing disease progression in arthritis and myocarditis animal models.  CEL-SCI’s belief is that the LEAPS technology may be a significant alternative to the vaccines currently available on the market today for these diseases.

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

RISK FACTORS

The risks described below could adversely affect the price of CEL-SCI’s common stock.

Risks Related to CEL-SCI

Since CEL-SCI has earned only limited revenues and has a history of losses, CEL-SCI will require additional capital to remain in operation, complete its clinical trials and fund pre-marketing expenses.

CEL-SCI has had only limited revenues since it was formed in 1983. Since the date of its formation and through September 30, 2013, CEL-SCI incurred net losses of approximately $212 million. CEL-SCI has relied principally upon the proceeds of public and private sales of its securities to finance its activities to date.

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

Clinical and other studies necessary to obtain approval of a new drug can be time consuming and costly, especially in the United States, but also in foreign countries. CEL-SCI's estimates of the costs associated with future clinical trials and research may be substantially lower than what CEL-SCI actually experiences. It is impossible to predict what CEL-SCI will face in the development of a product, such as LEAPS. The purpose of clinical trials is to provide both CEL-SCI and regulatory authorities with safety and efficacy data in humans. It is relatively common to revise a trial or add subjects to a trial in progress.  These examples of common vagaries in product development and clinical investigations demonstrate how predicted costs may exceed reasonable expectations.  The difficult and often complex steps necessary to obtain regulatory approval, especially that of the United States Food and Drug Administration (“FDA”) and the European Union’s European Medicine’s Agency (“EMA”), involve significant costs and may require several years to complete. CEL-SCI expects that it will need substantial additional financing over an extended period of time in order to fund the costs of future clinical trials, related research, and general and administrative expenses.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time. CEL-SCI is committed to maintaining high standards of corporate governance and public disclosure. Complying with evolving interpretations of new or changing legal requirements may cause CEL-SCI to incur higher costs as it revises current practices, policies and procedures, and may divert management time and attention from potential revenue-generating activities to compliance matters. If CEL-SCI’s efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, CEL-SCI’s reputation may also be harmed. Further, CEL-SCI’s board members, chief executive officer, president and other executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, CEL-SCI may have difficulty attracting and retaining qualified board members and executive officers, which could harm its business.

CEL-SCI has not established a definite plan for the marketing of Multikine.

CEL-SCI has not established a definitive plan for marketing nor has it established a price structure for any of its products. However, CEL-SCI intends, if it is in a position to do so, to sell Multikine itself in certain markets and to enter into written marketing agreements with various major pharmaceutical firms with established sales forces.  The sales forces in turn would, CEL-SCI believes, target CEL-SCI's products to cancer centers, physicians and clinics involved in head and neck cancer.  CEL-SCI has already licensed Multikine to three companies, Teva Pharmaceuticals in Israel, Turkey, Serbia and Croatia, Orient Europharma in Taiwan, Singapore, Hong Kong, Malaysia, South Korea, the Philippines, Australia and New Zealand, and Byron BioPharma, LLC in South Africa.  CEL-SCI believes that these companies have the resources to market Multikine appropriately in their respective territories, but there is no guarantee that they will.  There is no assurance that CEL-SCI will find qualified parties willing to market CEL-SCI’s product in other areas.

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

CEL-SCI is highly dependent on the principal members of CEL-SCI’s management and development staff since Multikine is a complex biologic and is being developed as a first line therapy.  If the Multikine clinical trial is successful, CEL-SCI expects to expand its clinical development and manufacturing capabilities, which will involve hiring additional employees. Future growth will require CEL-SCI to continue to implement and improve CEL-SCI’s managerial, operational and financial systems and to continue to retain, recruit and train additional qualified personnel, which may impose a strain on CEL-SCI’s administrative and operational infrastructure. The competition for qualified personnel in the biopharmaceutical field is intense. CEL-SCI is highly dependent on its ability to attract, retain and motivate highly qualified management and specialized personnel required for clinical development. Due to CEL-SCI’s limited resources, CEL-SCI may not be able to manage effectively the expansion of its operations or recruit and train additional qualified personnel.  If CEL-SCI is unable to retain key personnel or manage its growth effectively, CEL-SCI may not be able to implement its business plan.

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

CEL-SCI cannot be certain when or under what conditions it will undertake future clinical trials.  A variety of issues may delay CEL-SCI’s Phase III clinical trial for Multikine or preclinical and early clinical trials for other products.  For example, early trials, or the plans for later trials, may not satisfy the requirements of regulatory authorities, such as the FDA. CEL-SCI may fail to find subjects willing to enroll in CEL-SCI’s trials. CEL-SCI manufactures Multikine, but relies on third party vendors for managing the trial process and other activities, and these vendors may fail to meet appropriate standards.  Accordingly, the clinical trials relating to CEL-SCI's product candidates may not be completed on schedule, the FDA or foreign regulatory agencies may order CEL-SCI to stop or modify its research, or these agencies may not ultimately approve any of CEL-SCI's product candidates for commercial sale. Varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of CEL-SCI's product candidates. The data collected from CEL-SCI's clinical trials may not be sufficient to support regulatory approval of its various product candidates, including Multikine. CEL-SCI's failure to adequately demonstrate the safety and efficacy of any of its product candidates would delay or prevent regulatory approval of its product candidates in the United States, which could prevent CEL-SCI from achieving profitability.  Although CEL-SCI had positive results in its Phase II trials for Multikine, those results were for a very small sample set, and CEL-SCI will not know definitively how Multikine will perform until CEL-SCI is well into, or completes, its Phase III clinical trial.

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

Many companies are working on drugs designed to cure or treat cancer or cure and treat viruses, such as HPV or H1N1.  Many of these companies have financial, research and development, and marketing resources, which are much greater than CEL-SCI’s, and are capable of providing significant long-term competition either by establishing in-house research groups or by forming collaborative ventures with other entities. In addition, smaller companies and non-profit institutions are active in research relating to cancer and infectious diseases.  CEL-SCI’s market share will be reduced or eliminated if CEL-SCI’s competitors develop and obtain approval for products that are safer or more effective than CEL-SCI’s products.

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

Much of CEL-SCI’s intellectual property pertains to its manufacturing system, certain aspects of which may not be suitable for patent filing and must be protected as trade secrets.  Those trade secrets must be protected diligently by CEL-SCI to protect their disclosure to competitors, since legal protections after disclosure may be minimal or non-existent.  Accordingly, much of CEL-SCI’s value is dependent upon its ability to keep its trade secrets confidential.  Although CEL-SCI takes measures to ensure confidentiality, CEL-SCI may fail in that attempt.  In addition, in some cases a regulator considering CEL-SCI’s application for product approval may require the disclosure of some or all of CEL-SCI’s proprietary information.  In such a case, CEL-SCI must decide whether to disclose the information or forego approval in a particular country.  If CEL-SCI is unable to market its products in key countries, CEL-SCI’s opportunities and value may suffer.

Risks Related to CEL-SCI's Common Stock

Since the market price for CEL-SCI's common stock is volatile, investors may not be able to sell any of CEL-SCI's shares at a profit.

The market price of CEL-SCI's common stock, as well as the securities of other biopharmaceutical and biotechnology companies, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. During the twelve months ended September 30, 2013, CEL-SCI's stock price has ranged from a low of $1.60 per share to a high of $3.90 per share. Factors such as fluctuations in CEL-SCI's operating results, announcements of technological innovations or new therapeutic products by CEL-SCI or its competitors, governmental regulation, developments in patent or other proprietary rights, public concern as to the safety of products developed by CEL-SCI or other biotechnology and pharmaceutical companies, publications by market analysts, law suits, and general market conditions may have a significant effect on the future market price of CEL-SCI's common stock.

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

As of September 30, 2013, there were outstanding options which allows the holders to purchase approximately 5,200,000 shares of our common stock, at prices ranging between $1.60 and $20.00 per share, outstanding warrants which allow the holders to purchase approximately 9,918,000 shares of our common stock, at prices ranging between $2.50 and $17.50 per share, and a convertible note which allows the holder to acquire approximately 276,000 shares of our common stock at a conversion price of $4.00.  The outstanding options and warrants could adversely affect our ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when we may be able to obtain additional capital through a new offering of securities on terms more favorable to us than the terms of the outstanding options and warrants.  For the life of the options, warrants and the convertible note, the holders have the opportunity to profit from a rise in the market price of our common stock without assuming the risk of ownership.  The issuance of shares upon the exercise of outstanding options and warrants, or the conversion of the note, will also dilute the ownership interests of our existing stockholders.

Substantially all of the shares of common stock that are issuable upon the conversion of the note or the exercise of outstanding options and warrants may be sold in the public market. The sale of common stock described above, or the perception that such sales could occur, may adversely affect the market price of CEL-SCI's common stock.

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

In August 2007, CEL-SCI leased a building near Baltimore, Maryland.  The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI’s specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI’s Phase III clinical trial and sales of the drug if approved by the FDA.  The lease expires on October 31, 2028 and requires annual base rent payments of approximately $1,768,000 during the twelve months ending September 30, 2013.   The annual base rent escalates each year at 3% beginning on November 1st.  CEL-SCI is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities, which were approximately $39,000 per month as of September 30, 2013.  The lease allows CEL-SCI, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease.  The lease required CEL-SCI to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 beginning in fiscal year 2014.  In August 2011, CEL-SCI was required to deposit $1,670,917, the equivalent of one year of base rent.  The $1,670,917 was required to be deposited when the amount of CEL-SCI’s cash had dropped below the amount stipulated in the lease and is included in non-current assets at September 30, 2013.

ITEM 3.   LEGAL PROCEEDINGS

 On October 31, 2013, CEL-SCI announced the commencement of arbitration proceedings against inVentiv Health Clinical, LLC (f/k/a PharmaNet, LLC), the Company’s former clinical research organization.  The arbitration claim, initiated under the Commercial Rules of the American Arbitration Association, alleges (i) breach of contract, (ii) fraud in the inducement, and (iii) common law fraud, and seeks at least $50 million in damages.  The Company filed this arbitration because, among other reasons, the number of patients that have been enrolled and treated in the study fell below the level agreed to with inVentiv Health Clinical, LLC.  In April 2013, the Company dismissed inVentiv Health Clinical, LLC and replaced it with two clinical research organizations, Aptiv Solutions, Inc. and Ergomed Clinical Research Ltd.

On December 12, 2013, inVentiv Health Clinical, LLC filed an answer and counterclaim in response to CEL-SCI's claim against it. The counterclaim alleges breach of contract on the part of CEL-SCI and seeks at least $2 million in damages. On December 20, 2013, inVentiv moved to dismiss certain claims. Given that this matter is at a preliminary stage, CEL-SCI is not in a position to predict or assess the likely outcome of these proceedings.

ITEM 4.   MINE SAFETY DISCLOSURE

Not applicable.

ITEM 5.   MARKET FOR CEL-SCI'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of September 30, 2013 there were approximately 1,100 record holders of CEL-SCI’s common stock. CEL-SCI’s common stock is traded on the NYSE MKT under the symbol “CVM”.

On June 25, 2013, CEL-SCI’s shareholders approved a reverse split of CEL-SCI’s common stock.  The reverse split became effective on the NYSE MKT on September 25, 2013.  On that date, every ten issued and outstanding shares of CEL-SCI’s common stock automatically converted into one outstanding share.

As a result of the reverse stock split, the number of CEL-SCI’s outstanding shares of common stock decreased from 310,005,272 (pre-split) shares to 31,001,686 (post-split) shares.  In addition, by reducing the number of CEL-SCI’s outstanding shares, CEL-SCI’s loss per share in all prior periods will increase by a factor of ten.

Shown below, and with the exception of the quarter ended September 30, 2013, are the post-split range of high and low quotations for CEL-SCI’s common stock for the periods indicated as reported on the NYSE MKT. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low

12/31/11	$4.20	$2.70
3/31/12	$6.50	$2.80
6/30/12	$5.80	$3.30
9/30/12	$4.70	$3.10

12/31/12	$3.90	$2.60
3/31/13	$2.90	$2.10
6/30/13	$3.10	$2.00
9/30/13	$2.70	$1.60

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

The graph below matches the cumulative 5-year total return of holders of CEL-SCI’s common stock with the cumulative total returns of the NYSE MTK Composite index and the RDG MicroCap Biotechnology index. The graph assumes that the value of an investment in CEL-SCI's common stock and in each of the indexes (including reinvestment of dividends) was $100 on September 30, 2008 and tracks it through September 30, 2013.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among CEL-SCI Corporation, the NYSE MKT Composite Index,
and the RDG MicroCap Biotechnology Index

$500
$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
9/08
9/09
9/10
9/11
9/12
9/13
CEL-SCI Corporation
NYSE MKT Composite
RDG MicroCap Biotechnology

*$100 invested on 9/30/08 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

	9/08	9/09	9/10	9/11	9/12	9/13
CEL-SCI Corporation	100.00	430.00	161.00	91.25	86.25	42.50
NYSE MKT Composite	100.00	105.40	125.81	129.67	158.24	144.76
RDG MicroCap Biotechnology	100.00	105.09	85.18	50.86	83.63	102.62

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

Statements of Operations	2013	2012	2011	2010	2009
Grant income and other	$159,583	$254,610	$956,154	$153,300	$80,093
Operating expenses:
Research and development	12,681,049	10,368,695	11,745,629	11,911,626	6,011,750
Depreciation and Amortization	364,124	533,468	531,316	516,117	417,205
General and administrative	6,982,686	6,595,287	6,664,883	6,285,810	5,671,595
Gain (loss) on derivative instruments	10,750,666	1,911,683	4,432,148	28,843,772	(28,491,650)
Other expenses (3)	-	-	(12,000,000)	-	-
Interest income	117,086	116,061	164,163	362,236	-
Interest expense	(170,423)	(262,214)	(322,980)	(162,326)	(397,923)
Net income (loss)	(9,170,947)	(15,477,310)	(25,712,343)	10,483,429	(40,910,030)
Issuance of additional shares due to reset provision	-	(250,000)	-	-	-
Modification of warrants	(59,531)	(325,620)	(1,068,369)	(1,532,456)	(490,728)
Inducement warrants	-	(1,593,000)	-	-	-
Net income (loss) available to common shareholders	$(9,230,478)	$(17,645,930)	$(26,780,712)	$8,950,973	$(41,400,758)

Net income (loss) per common share

Basic	$(0.30)	$(0.70)	$(1.28)	$0.44	$(3.10)
Diluted	$(0.66)	$(0.78)	$(1.49)	$(0.55)	$(3.10)

Weighted average common shares outstanding

Basic and Diluted (1)	30,279,442	25,183,654	20,848,899	20,210,286	13,353,505

Balance Sheets
	2013	2012	2011	2010	2009

Working capital (deficit)	$(1,033,370)	$5,529,438	$1,796,349	$25,799,304	$34,339,772
Total assets	$10,838,572	$16,067,450	$18,625,440	$37,804,985	$46,027,598
Convertible note and derivative instruments - current (2)	-	-	$5,068,552	$424,286	-
Derivative instruments – noncurrent (2)	$433,024	$6,983,690	$2,192,521	$6,521,765	$35,113,970
Total liabilities	$4,138,482	$9,040,018	$9,546,616	$9,950,220	$37,186,954
Stockholders' equity	$6,700,090	$7,027,432	$9,078,824	$27,854,765	$8,840,644

(1) The calculation of diluted earnings per share for the years ended September 30, 2013, 2012, 2011, and 2009 excluded the potentially dilutive shares because their effect would have been anti-dilutive.

(2) Included in total liabilities.

(3) The $12 million other expense in 2011 was the cost of the lawsuit settlement.  See Financial Statement Footnotes for discussion of the lawsuit settlement.

CEL-SCI's net loss available to common shareholders for each fiscal quarter during the two years ended September 30, 2013 were:

		Net loss per share
Quarter	Net Loss	Basic	Diluted

12/31/2012	$(2,310,246)	$(0.08)	$(0.18)
3/31/2013	$(713,371)	$(0.02)	$(0.14)
6/30/2013	$(4,507,004)	$(0.15)	$(0.18)
9/30/2013	$(1,699,857)	$(0.05)	$(0.16)

12/31/2011	$(4,156,833)	$(0.18)	$(0.22)
3/31/2012	$(10,086,959)	$(0.41)	$(0.41)
6/30/2012	$(835,446)	$(0.03)	$(0.16)
9/30/2012	$(2,566,692)	$(0.09)	$(0.16)

Variances in quarterly gains and losses in 2013 and 2012 are caused by the changes in the fair value outstanding warrants accounted for as derivatives each quarter.  These changes in the fair value of the convertible debt and warrants are recorded on the statements of operations.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and the related notes thereto appearing elsewhere in this report.

CEL-SCI’s lead investigational therapy, Multikine, is cleared for a Phase III clinical trial in advanced primary head and neck cancer. It has received a go-ahead by the US FDA as well as eight other countries.

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

Results of Operations

Fiscal 2013

During the year ended September 30, 2013, grant and other income decreased by $95,027 compared to the year ended September 30, 2012.  The decrease is primarily due to the timing of drug shipments to supply the Company’s partner in Taiwan during fiscal year 2013.  Shipment of drug was made in October 2013 to resupply the partner.

During the year ended September 30, 2013, research and development expenses increased by $2,312,354 compared to the year ended September 30, 2012.  CEL-SCI is continuing the Phase III clinical trial and research and development fluctuates based on the activity level of the clinical trial.

During the year ended September 30, 2013, general and administrative expenses increased by $387,399, compared to the year ended September 30, 2012.  This increase is primarily due to the increased cost of employee options.

During the year ended September 30, 2013, CEL-SCI recorded a derivative gain of $10,750,666.  For the year ended September 30, 2012, CEL-SCI recorded a derivative gain of $1,911,683.  This variation was the result of the change in fair value of the derivative liabilities during the period which was caused by fluctuations in the share price of CEL-SCI’s common stock.

Interest expense was $170,423 during the year ended September 30, 2013, and consisted primarily of interest expense on the loan from CEL-SCI’s president of $165,609 and interest on a capital lease.  Interest expense was $262,214 for the year ended September 30, 2012 and consisted of interest expense on the loan from CEL-SCI’s president of $165,609 and interest on the convertible notes of $96,605.

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

The gain on derivative instruments of $1,911,683 for the year ended September 30, 2012 was the result of the change in fair value of the derivative liabilities during the period.  For the year ended September 30, 2011, CEL-SCI recorded a derivative gain of $4,432,148. This change was caused by fluctuations in the share price of CEL-SCI’s common stock.

Interest expense was $262,214 for the year ended September 30, 2012 and consisted of interest expense on the loan from CEL-SCI’s president of $165,609 and interest on the convertible notes of $96,605.  Interest expense was $322,980 for the year ended September 30, 2011 and consisted of interest on the loan from the Company’s President ($177,109), the dividends paid on the mandatorily redeemable preferred stock ($30,371) that are considered to be interest in accordance with generally accepted principles and accured interest on the convertible notes ($115,500).

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

Research and Development Expenses

During the five years ended September 30, 2013 CEL-SCI’s research and development efforts involved Multikine and LEAPS.   The table below shows the research and development expenses associated with each project during this five-year period.

	2013	2012	2011	2010	2009

MULTIKINE	$12,303,564	$9,977,617	$11,257,157	$10,868,046	$5,281,999
LEAPS	377,485	391,078	488,472	1,043,580	729,751

TOTAL	$12,681,049	$10,368,695	$11,745,629	$11,911,626	$6,011,750

In January 2007, CEL-SCI received a “no objection” letter from the FDA indicating that it could proceed with Phase III trials with Multikine in head & neck cancer patients.  CEL-SCI had previously received a “no objection” letter from the Canadian Biologics and Genetic Therapies Directorate which enabled CEL-SCI to begin its Phase III clinical trial in Canada.  Subsequently, CEL-SCI received similar authorizations from 7 other regulators.

           CEL-SCI’s Phase III clinical trial began in December 2010 after the completion and validation of CEL-SCI’s dedicated manufacturing facility.

As explained in Item 1 of this report, as of November 30, 2013, CEL-SCI was involved in a number of pre-clinical studies with respect to its LEAPS technology.  As with Multikine, CEL-SCI does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its LEAPS technology.  Consequently, CEL-SCI cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects.

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

Liquidity and Capital Resources

CEL-SCI has had only limited revenues from operations since its inception in March 1983.  CEL-SCI has relied upon capital generated from the public and private offerings of its common stock and convertible notes.  In addition, CEL-SCI has utilized short-term loans to meet its capital requirements.  Capital raised by CEL-SCI has been expended primarily to acquire an exclusive worldwide license to use, and later purchase, certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system.  Capital has also been used for patent applications, debt repayment, research and development, administrative costs, and the construction of CEL-SCI’s laboratory facilities.  CEL-SCI does not anticipate realizing significant revenues until it enters into licensing arrangements regarding its technology and know-how or until it receives regulatory approval to sell its products (which could take a number of years). As a result CEL-SCI has been dependent upon the proceeds from the sale of its securities to meet all of its liquidity and capital requirements and anticipates having to do so in the future.  During fiscal year 2013 and 2012, CEL-SCI raised net proceeds of approximately $9,800,000 and $17,000,000, respectively, through the sale of stock and exercise of outstanding warrants.  On October 11, 2013, CEL-SCI raised net proceeds of approximately $16,400,000 through the sale of stock and warrants in a public offering.

CEL-SCI will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts.  The ability of CEL-SCI to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain.  Ultimately, CEL-SCI must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.  CEL-SCI believes that it has enough capital to support its operations for more than the next twelve months.

On December 19, 2013, CEL-SCI announced that it had underwritten a public offering of units of common stock and warrants at a price of $0.63 per unit for net proceeds of $2,710,000, net of underwriting discounts and commissions and offering expenses of CEL-SCI. Each unit consists of one share of common stock and a warrant to purchase one share of common stock. The warrants are immediately exercisable and expire on October 11, 2018, and have an exercise price of $1.25. The underwriters had an option for 45 days to purchase up to an additional 10% of the shares and/or warrants to cover overallotments. On December 23, 2013, the underwriters exercised the option for the full 10% overallotment for additional net proceeds of approximately $379,000.

     The Company estimates the total cash cost of the Phase III trial, with the exception of the parts that will be paid by its licensees, Teva Pharmaceuticals and Orient Europharma, to be approximately $35.5 million going forward.

In August 2007, CEL-SCI leased a building near Baltimore, Maryland.  The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI’s specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI’s Phase III clinical trials and sales of the drug if approved by the FDA.  The lease expires on October 31, 2028, and required annual base rent payments of approximately $1,768,000 during the twelve months ended September 30, 2013.  See Item 2 of this report for more information concerning the terms of this lease.

In August 2008, CEL-SCI sold 138,339 shares of common stock and 207,508 Series N warrants in a private financing for $1,037,500.  In June 2009, an additional 116,667 shares and 181,570 Series N warrants were issued to the investors.  In October 2011, an additional 83,333 shares and 129,693 Series N warrants were issued to the investors.  As of September 30, 2013, none of the Series N Warrants had been exercised.

Between June 23 and July 8, 2009, CEL-SCI sold 1,534,935 shares of its common stock at a price of $4.00 per share totaling $6,139,739.  The investors in this offering also received 1,028,406 Series A warrants which may be exercised at any time prior to December 24, 2014.  As of September 30, 2013, 881,307 Series A warrants had been exercised.   At September 30, 2013, the remaining Series A warrants entitle the holders to purchase 147,097 shares of CEL-SCI's common stock at a price of $5.00 per share.

Between December 2008 and June 2009, Maximilian de Clara, CEL-SCI’s President and a director, loaned CEL-SCI $1,104,057 under a note payable.  In June 2009, CEL-SCI issued Mr. de Clara a warrant which entitles Mr. de Clara to purchase 164,824 shares of CEL-SCI’s common stock at a price of $4.00 per share.  The warrant is exercisable at any time prior to December 24, 2014.  Although the loan was to be repaid from the proceeds of a financing, CEL-SCI’s Directors deemed it beneficial not to repay the loan and negotiated a second extension of the loan with Mr. de Clara on terms similar to the June 2009 financing.  Pursuant to the terms of the second extension the note was extended to July 6, 2014.  As further consideration for the second extension, Mr. de Clara received warrants which to purchase 184,930 shares of CEL-SCI’s common stock at a price of $5.00 per share at any time prior to January 6, 2015.  On May 13, 2011, to recognize Mr. de Clara’s willingness to agree to subordinate his note to convertible preferred shares and convertible debt, CEL-SCI extended the maturity date of the note to July 6, 2015. The loan from Mr. de Clara bears interest at 15% per year and is secured by a lien on substantially all of CEL-SCI’s assets.  CEL-SCI does not have the right to prepay the loan without Mr. de Clara’s consent.  As of September 30, 2013, none of the warrants issued to Mr. de Clara had been exercised.

On August 31, 2009, CEL-SCI borrowed $2,000,000 from two institutional investors.  The loans are evidenced by CEL-SCI’s Series B promissory notes which were repaid in September 2009.  The Series B note holders also received Series B warrants which may be exercised at any time prior to September 4, 2014.  The Series B warrants entitle the holders to purchase 50,000 shares of CEL-SCI's common stock at a price of $6.80 per share.  As of September 30, 2013, none of the Series B Warrants had been exercised.

On August 20, 2009, CEL-SCI sold 1,078,444 shares of its common stock to a group of private investors for $4,852,995 or $4.50 per share.  The investors also received Series C warrants which may be exercised at any time prior to February 20, 2015.  As of September 30, 2013, 75,733 Series C warrants had been exercised.  At September 30, 2013, the remaining Series C warrants entitle the holders to purchase 463,487 shares of CEL-SCI's common stock at a price of $5.50 per share.

On September 21, 2009, CEL-SCI sold 1,428,572 shares of its common stock to a group of private investors for $20,000,000 or $14.00 per share.  The investors also received Series D warrants which entitle the investors to purchase up to 471,428 shares of CEL-SCI’s common stock.  The Series D warrants could be exercised at any time prior to September 21, 2011 at a price of $15.00 per share.  On September 21, 2011, all Series D warrants expired.  The placement agent for the offering received Series E warrants may be exercised at any time prior to August 12, 2014.  The Series E warrants entitle the holders to purchase 71,428 shares of CEL-SCI's common stock at a price of $17.50 per share.  As of September 30, 2013, none of the Series E warrants had been exercised.

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

During the year ended September 30, 2011, CEL-SCI sold 742,498 shares of its common stock to McNicoll Lewis & Vlak for $4,144,712, net of commissions and fees of $194,694 and attorney fees of $13,735. On December 5, 2011, per the terms of the agreement, CEL-SCI exercised its right to terminate the agreement.

On October 3, 2011 CEL-SCI sold 1,333,333 shares of its common stock to a group of private investors for $4,000,000 or $3.00 per share.  The investors also received Series F warrants which may be exercised at any time prior to October 6, 2014.  The Series F warrants entitle the holders to purchase 1,200,000 shares of CEL-SCI's common stock at a price of $4.00 per share.  CEL-SCI paid the placement agent for this offering a commission consisting of $140,000 in cash and 66,667 Series G warrants.  The Series G warrants may be exercised at any time prior to August 12, 2014 at a price of $4.00 per share.  As of September 30, 2013, none of the Series F or G warrants had been exercised.

On January 25, 2012, CEL-SCI sold 1,600,000 shares of its common stock to institutional investors for $5,760,000 or $3.60 per share.  The investors also received Series H warrants which may be exercised at any time prior to August 1, 2015.  The Series H warrants entitle the holders to purchase 1,200,000 shares of CEL-SCI's common stock at a price of $5.00 per share.  As of September 30, 2013, none of the Series H Warrants had been exercised.

In February 2012, CEL-SCI received $1,475,000 as a result of the exercise of the remaining Series O warrants. The Series O warrants were exercisable at any time on or prior to March 6, 2016. As an inducement for the early exercise of the Series O warrants, CEL-SCI issued Series P warrants to the former holder of the Series O warrants.  The Series P warrants are exercisable at any time prior to March 7, 2017.  The Series P warrants entitle the holders to purchase 590,001 shares of CEL-SCI's common stock at a price of $4.50 per share.

In June 2012, CEL-SCI sold 1,600,000 shares of its common stock for $5,600,000, or $3.50 per share, in a registered direct offering.  The investors in this offering also received Series Q warrants which may be exercised at any time on or before December 22, 2015.  The Series Q warrants entitle the holders to purchase 1,200,000 shares of CEL-SCI's common stock at a price of $5.00 per share.    As of September 30, 2013, none of the Series Q Warrants had been exercised.

In December 2012, CEL-SCI sold 3,500,000 shares of its common stock to institutional investors for $10,500,000 or $3.00 per share.  The investors also received Series R warrants which may be exercised at any time prior to December 7, 2016.  The Series R warrants entitle the holders to purchase 2,625,000 shares of CEL-SCI's common stock at a price of $4.00 per share.  As of September 30, 2013, none of the Series R Warrants had been exercised.

In October 2013, CEL-SCI sold 17,826,087 shares of its common stock, plus 20,475,000 Series S warrants, in an underwritten offering.  The net proceeds to CEL-SCI from the sale of the shares and warrants were approximately $16,424,000, after deducting the underwriting discount.  The Series S warrants may be exercised at any time on or before October 11, 2018 at a price of $1.25 per share.

Inventory decreased by $367,856 at September 30, 2013 as compared to September 30, 2012, as CEL-SCI continues to consume supplies for the manufacturing of Multikine for the Phase III trial.  In addition, prepaid expenses decreased by approximately $525,518 due to the utilization of certain Phase III clinical trial expenses prepaid in the prior year.

In May 2011, CEL-SCI settled a lawsuit which had been filed in October 2009. Pursuant to the terms of the Settlement Agreement, CEL-SCI paid the plaintiffs $3,000,000 in cash and issued securities with a face value of $9,000,000 to the plaintiffs. See the discussion above for more information concerning the settlement.

During the year ended September 30, 2013, CEL-SCI’s cash decreased by $3,899,430.  Significant components of this decrease include: 1) net cash used in operating activities of $13,548,580, 2) expenditures for equipment and patents of $132,761, and 3) the repayment of $6,858 in capital lease obligations; offset by $9,788,769 in proceeds from the sale of stock and exercise of stock options and warrants.

Future Capital Requirements

Other than funding operating losses, funding its research and development program, and  making required lease payments, CEL-SCI does not have any material capital commitments.  Material contractual obligations as of September 30, 2013 are as follows:

	Years Ending September 30,
	Total	2014	2015	2016	2017	2018	2019 & thereafter
Operating Leases	$30,204,997	$1,777,567	$1,785,873	$1,769,497	$1,746,328	$1,746,802	$21,378,930
Related Party Note & Interest	1,393,872	165,609	1,228,263	-	-	-	-
Total Obligations	$31,598,869	$1,943,176	$3,014,136	$1,769,497	$1,746,328	$1,746,802	$21,378,930

                     For additional information on employment contracts, see Item 11 of this report.

Further, CEL-SCI has contingent obligations with vendors for work that will be completed in relation to the Phase III trial.  The timing of these obligations cannot be determined at this time.  The estimated remaining cash cost of these obligations for the Phase III trial is approximately $35,500,000.

  CEL-SCI will need to raise additional funds, either through the exercise of the outstanding warrants/options, through a debt or equity financing or a partnering arrangement, to complete the Phase III trial and bring Multikine to market. If CEL-SCI is able to raise additional funds, then CEL-SCI believes that it has enough capital to support its operations for more than the next twelve months. If CEL-SCI cannot raise the needed funds, then CEL-SCI may have to end the Phase III clinical trial before its completion.

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

Stock Options and Warrants – Compensation cost for all stock-based awards after October 1, 2005 is measured at fair value as of the grant date in accordance with the provisions of ASC 718. The fair value of the stock options is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires various judgmental assumptions including volatility, forfeiture rates and expected option life. The stock-based compensation cost is recognized on the accelerated method as expense over the requisite service or vesting period.

Options to non-employees are accounted for in accordance with ASC 505-50, "Equity-Based Payments to Non-Employees."  Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model.  The Black-Scholes model requires CEL-SCI’s management to make assumptions regarding the fair value of the options at the date of grant and the expected life of the options.

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

         Prepaid Expenses and Inventory-- Prepaid expenses are payments for future services to be rendered and are expensed over the time period for which the service is rendered.  Prepaid expenses may also include payment for goods to be received within one year of the payment date.   Inventory consists of manufacturing production advances and bulk purchases of laboratory supplies to be consumed in the manufacturing of the Company’s product for clinical studies and for quality control and bioassay use.  Inventories are stated at the lower of cost or market, where cost is determined using the first-in, first out method applied on a consistent basis.

Derivative Instruments—CEL-SCI enters into financing arrangements that consist of freestanding derivative instruments or hybrid instruments that contain embedded derivative features.  CEL-SCI accounts for these arrangement in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities, as well as related interpretations of these standards. In accordance with accounting principles generally accepted in the United States (“GAAP”), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the statement of financial position and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured.  When the fair value of embedded derivative features cannot be reliably measured, CEL-SCI measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings.  CEL-SCI determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument and precluding the use of “blockage” discounts or premiums in determining the fair value of a large block of financial instruments.  Fair value under these conditions does not necessarily represent fair value determined using valuation standards that give consideration to blockage discounts and other factors that may be considered by market participants in establishing fair value.

Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”, which is effective for interim and annual periods beginning after December 15, 2011.  The ASU is mainly the result of the joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and common disclosure requirements for fair value measurements. The ASU amends various fair value guidance such as requiring the highest-and-best-use and valuation-premise concepts only to measuring the fair value of nonfinancial assets and prohibits the use of blockage factors and control premiums when measuring fair value. In addition, the ASU expands disclosure requirements particularly for Level 3 inputs and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed.  This amendment does not have a material impact on its financial statements.

ITEM 7A.              QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. CEL-SCI enters into financing arrangements that are or include freestanding derivative instruments or that are, or include, hybrid instruments that contain embedded derivative features.  CEL-SCI does not enter into derivative instruments for trading purposes.  Additional information is presented in the notes to consolidated financial statements.  The fair value of these instruments is affected primarily by volatility of the trading prices of the CEL-SCI’s common stock.  For three years ended September 30, 2013, CEL-SCI recognized a gain of $10,750,666, $1,911,683, and $4,432,148, respectively, resulting from changes in fair value of derivative instruments.  CEL-SCI has exposure to risks associated with foreign exchange rate changes because some of the expenses related to the Phase III trial are transacted in a foreign currency.  The interest risk on investments on September 30, 2013 was considered immaterial due to the fact that the interest rates at that time were nominal at best and CEL-SCI keeps its cash and cash equivalents in short term maturities.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements included with this Report.

ITEM  9.               CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING  AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.             CONTROLS AND PROCEDURES

Under the direction and with the participation of CEL-SCI’s management, including CEL-SCI’s Chief Executive Officer and Chief Financial Officer, CEL-SCI carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2013.  CEL-SCI maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to CEL-SCI’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  CEL-SCI’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Principal Financial Officer has concluded that CEL-SCI’s disclosure controls were effective as of September 30, 2013.

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

Geert Kersten, CEL-SCI’s Chief Executive and Principal Financial Officer, evaluated the effectiveness of CEL-SCI’s internal control over financial reporting as of September 30, 2013 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of CEL-SCI’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, Mr. Kersten concluded that CEL-SCI’s internal control over financial reporting was effective as of September 30, 2013.

There was no change in CEL-SCI’s internal control over financial reporting that occurred during the fiscal year ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, CEL-SCI’s internal control over financial reporting.

CEL-SCI’s independent registered public accounting firm BDO USA, LLP has issued an attestation report on CEL-SCI’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
CEL-SCI Corporation
Vienna, VA

We have audited CEL-SCI Corporation’s internal control over financial reporting as of September 30, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CEL SCI Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CEL-SCI Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of CEL-SCI Corporation as of September 30, 2013 and 2012, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2013 and our report dated December 27, 2013 expressed an unqualified opinion thereon.

/s/BDO USA, LLP

Bethesda, Maryland
December 27, 2013

ITEM 9B.         OTHER INFORMATION

 None.

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Name	Age	Position

Maximilian de Clara	83	Director and President
Geert R. Kersten, Esq.	54	Director, Chief Executive Officer and Treasurer
Patricia B. Prichep	62	Senior Vice President of Operations and Corporate Secretary
Dr. Eyal Talor	57	Chief Scientific Officer
Dr. Daniel H. Zimmerman	72	Senior Vice President of Research, Cellular Immunology
John Cipriano	71	Senior Vice President of Regulatory Affairs
Alexander G. Esterhazy	71	Director
Dr. C. Richard Kinsolving	77	Director
Dr. Peter R. Young	68	Director

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

Geert Kersten has served in his current leadership role at CEL-SCI since 1995. Mr. Kersten has been with CEL-SCI from the early days of its inception since 1987. He has been involved in the pioneering field of cancer immunotherapy for over two decades and has successfully steered CEL-SCI through many challenging cycles in the biotechnology industry.  Mr. Kersten also provides CEL-SCI with significant expertise in the fields of finance and law and has a unique vision of how CEL-SCI 's Multikine product could potentially change the way cancer is treated.  Prior to CEL-SCI, Mr. Kersten worked at the law firm of Finley & Kumble and worked at Source Capital, an investment banking firm located in McLean, VA.  He is a native of Germany, graduated from Millfield School in England, and completed his studies in the US. Mr. Kersten received his Undergraduate Degree in Accounting and an M.B.A. from George Washington University, and a law degree (J.D.) from American University in Washington, DC.

Patricia B. Prichep joined CEL-SCI in 1992 and has been CEL-SCI's Senior Vice President of Operations since March 1994.  Between December 1992 and March 1994, Ms. Prichep was CEL-SCI's Director of Operations.  Ms. Prichep became CEL-SCI's Corporate Secretary in May 2000.  She is responsible for all day-to-day operations of CEL-SCI, including human resources and is the liaison with CEL-SCI’s independent registered public accounting firm for financial reporting.  From June 1990 to December 1992, Ms. Prichep was the Manager of Quality and Productivity for the NASD’s Management, Systems and Support Department.  She was responsible for the internal auditing and work flow analysis of operations. Between 1982 and 1990, Ms. Prichep was Vice President and Operations Manager for Source Capital, Ltd.  She handled all operations and compliance for Source Capital and was licensed as a securities broker.  Ms. Prichep received her B.A. from the University of Bridgeport in Connecticut.

Eyal Talor, Ph.D. joined CEL-SCI in October 1993. In October 2009, Dr. Talor was promoted to Chief Scientific Officer.   Between this promotion and March of 1994 he was the Senior Vice President of Research and Manufacturing.  He is a clinical immunologist with over 19 years of hands-on management of clinical research and drug development for immunotherapy application; pre-clinical to Phase III, in the biopharmaceutical industry.  His expertise includes; biopharmaceutical R&D and Biologics product development, GMP (Good Manufacturing Practices) manufacture, Quality Control testing, and the design and building of GMP manufacturing and testing facilities.  He served as Director of Clinical Laboratories (certified by the State of Maryland) and has experience in the design of clinical trials (Phase I – III) and GCP (Good Clinical Practices) requirements.  He also has broad experience in the different aspects of biological assay development, analytical methods validation, raw material specifications, and QC (Quality Control) tests development under FDA/GMP, USP, and ICH guidelines.  He has extensive experience in the preparation of documentation for IND and other regulatory submissions.  His scientific area of expertise encompasses immune response assessment.  He is the author of over 25 publications and has published a number of reviews on immune regulations in relation to clinical immunology. Before coming to CEL-SCI, he was Director of R&D and Clinical Development at CBL, Inc., Principal Scientist - Project Director, and Clinical Laboratory Director at SRA Technologies, Inc. Prior to that he was a full time faculty member at The Johns Hopkins University, Medical Intuitions; School of Public Health.  He has invented technologies which are covered by two US patents; one on Multikine’s composition of matter and method of use in cancer, and one on a platform Peptide technology (‘Adapt’) for the treatment of autoimmune diseases, asthma, allergy, and transplantation rejection.  He also is responsible for numerous product and process inventions as well as a number of pending US and PCT patent applications.  He received his Ph.D. in Microbiology and Immunology from the University of Ottawa, Ottawa, Ontario, Canada, and had post-doctoral training in clinical and cellular immunology at The John Hopkins University, Baltimore, Maryland, USA.  He holds an Adjunct Associate teaching position at the Johns Hopkins University Medical Institutions.

Daniel H. Zimmerman, Ph.D., was CEL-SCI's Senior Vice President of Cellular Immunology between 1996 and December 2008 and again since November 2009.  He joined CEL-SCI in January 1996 as the Vice President of Research, Cellular Immunology. Dr. Zimmerman founded CELL-MED, Inc. and was its president from 1987-1995.  From 1973-1987, Dr. Zimmerman served in various positions at Electronucleonics, Inc. His positions included: Scientist, Senior Scientist, Technical Director and Program Manager. Dr Zimmerman held various teaching positions at Montgomery College between 1987 and 1995. Dr. Zimmerman has invented technologies which are covered by over a dozen US patents as well as many foreign equivalent patents. He is the author of over 40 scientific publications in the area of immunology and infectious diseases. He has been awarded numerous grants from NIH and DOD.  From 1969-1973, Dr. Zimmerman was a Senior Staff Fellow at NIH. For the following 25 years, he continued on at NIH as a guest worker. Dr. Zimmerman received a Ph.D. in Biochemistry in 1969, and a Masters in Zoology in 1966 from the University of Florida as well as a B.S. in Biology from Emory and Henry College in 1963.

John Cipriano, was CEL-SCI’s Senior Vice President of Regulatory Affairs between March 2004 and December 2008 and again since October 2009.  Mr. Cipriano brings to CEL-SCI over 30 years of experience with both biotech and pharmaceutical companies. In addition, he held positions at the United States Food and Drug Administration (FDA) as Deputy Director, Division of Biologics Investigational New Drugs, Office of Biologics Research and Review and was the Deputy Director, IND Branch, Division of Biologics Evaluation, Office of Biologics.  Mr. Cipriano completed his B.S. in Pharmacy from the Massachusetts College of Pharmacy in Boston, Massachusetts and his M.S. in Pharmaceutical Chemistry from Purdue University in West Lafayette, Indiana.

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

If a violation of this code of ethics act is discovered or suspected, the Senior Officer must (anonymously, if desired) send a detailed note, with relevant documents, to CEL-SCI’s Audit Committee, c/o Dr. Peter Young, 208 Hewitt Drive, Suite 103-143, Waco, TX 76712.

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

CEL-SCI does not have a policy with regard to Board member’s attendance at annual meetings.  All Board members, with the exception of Mr. de Clara and Mr. Esterhazy, attended the last annual shareholder’s meeting held on June 25, 2013.

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

Security holder communications not sent to the Board of Directors as a whole are not relayed to Board members.

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

The Compensation Committee determines the compensation of CEL-SCI’s Chief Executive Officer and President and delegates to the Chief Executive Officer the responsibility to determine the base salaries of all other officers, other than himself, under the constraints of an overall limitation on the total amount of compensation to be paid to them.

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

In past years, base salaries, benefits and incentive compensation opportunities were generally targeted near the median of general survey market data derived from indices covering similar biotech/pharmaceutical companies.  The companies included Achillion Pharmaceuticals, Inc., Acura Pharmaceutical, Inc., Alimera Sciences, Inc., Cadence Pharmaceuticals, Inc., Cortex Pharmaceuticals, Inc., EpiCept Corp., IGI Laboratories Inc., StemCells, Inc., Psychemedics Corporation, Biota Biopharmaceuticals, Inc., NuPathe Inc., POZEN, Inc., Synta Pharmaceuticals, Ziopharm Oncology, Sunesis Pharmaceuticals, CytRx Corporation, Novavax Inc., BioCryst Pharmaceuticals, Zalicus, Galena Biopharma Inc., XOMA Ltd., Discovery Laboratories Inc., and Targacept Inc.  CEL-SCI has not used third party consultants to provide it with recommendations or reports.

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

The following table sets forth in summary form the compensation received by (i) the Chief Executive and Financial Officer of CEL-SCI and (ii) by each other executive officer of CEL-SCI who received in excess of $100,000 during the three fiscal years ended September 30, 2013.

				Restricted		All Other
				Stock	Option	Annual
Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Awards (3)	Awards (4)	Compensation (5)	Total
		$	$	$	$	$	$
Maximilian de Clara,	2013	332,750	--	--	306,863	40,000	679,613
President	2012	363,000	--	--	200,863	102,591	666,454
	2011	363,000	--	--	176,709	105,226	644,935

Geert R. Kersten,	2013	439,093	--	15,225	1,516,692	53,514	2,024,524
Chief Executive	2012	477,924	--	14,925	332,027	56,935	881,811
Officer and Treasurer	2011	464,005	--	14,700	207,314	57,656	743,675

Patricia B. Prichep	2013	202,253	--	13,941	485,634	5,531	707,359
Senior Vice President	2012	210,133	--	12,968	156,715	6,031	385,847
of Operations and Corporate Secretary	2011	204,013	--	12,541	99,141	6,031	321,726

Eyal Talor, Ph.D.	2013	272,388	--	9,600	460,255	6,031	748,274
Chief Scientific	2012	259,417	--	9,600	140,564	6,031	415,612
Officer	2011	251,861	--	9,600	100,362	6,031	367,854

Daniel Zimmerman,	2013	205,030	12,989	12,989	87,911	6,031	311,961
Ph.D. Senior Vice	2012	199,058	12,303	12,303	115,354	6,031	332,746
President of Research	2011	193,260	11,896	11,896	98,948	6,031	310,135
Cellular Immunology

John Cipriano	2013	189,763	--	--	47,968	31	237,762
Senior Vice President	2012	184,236	--	--	76,515	31	260,782
of Regulatory Affairs	2011	178,870	--	--	91,815	31	270,716

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)
During the periods covered by the table, the value of the shares of restricted stock issued as compensation for services to the persons listed in the table.  In the case of all persons listed in the table, the shares were issued as CEL-SCI's contribution on behalf of the named officer who participates in CEL-SCI's 401(k) retirement plan and restricted shares issued at the market price from the Stock Compensation Plan.  The value of all stock awarded during the periods covered by the table are calculated according to ASC 718-10-30-3 which represented the grant date fair value.

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

Employee Pension, Profit Sharing or Other Retirement Plans

CEL-SCI has a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code and covering substantially all CEL-SCI’s employees.  CEL-SCI’s contribution to the plan is made in shares of CEL-SCI's common stock. Each participant's contribution is matched by CEL-SCI with shares of common stock which have a value equal to 100% of the participant's contribution, not to exceed the lesser of $1,000 or 6% of the participant's total compensation.  CEL-SCI's contribution of common stock is valued each quarter based upon the closing price of its common stock.  The fiscal 2013 expenses for this plan were $162,865.  Other than the 401(k) Plan, CEL-SCI does not have a defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors During Year Ended September 30, 2013
		Stock	Option
Name	Paid in Cash	Awards (1)	Awards (2)	Total

Maximilian de Clara	$40,000	$-	$306,863	$346,863
Geert Kersten	$40,000	$-	$1,516,692	$1,556,692
Alexander Esterhazy	$44,000	$-	$171,535	$215,535
C. Richard Kinsolving	$44,000	$-	$184,688	$228,688
Peter R. Young	$44,000	$-	$178,112	$222,112

(1)	The fair value of stock issued for services.

(2)	The fair value of options granted computed in accordance with ASC 718-10-30-3 on the date of grant which represents their grant date fair value.

Directors’ fees paid to Maximilian de Clara and Geert Kersten are also included in the Executive Compensation table.

Employment Contracts

Maximilian de Clara

In April 2005, CEL-SCI entered into a three-year employment agreement with Maximilian de Clara, CEL-SCI’s President.  The employment agreement provided that CEL-SCI would pay Mr. de Clara an annual salary of $363,000 during the term of the agreement.  On September 8, 2006 Mr. de Clara’s Employment Agreement was amended and extended to April 30, 2010.  The terms of the amendment to Mr. de Clara’s employment agreement are referenced in a report on Form 8-K filed with the Securities and Exchange Commission on September 8, 2006.  On August 30, 2010, Mr. de Clara’s employment agreement, as amended on September 8, 2006, was extended to August 30, 2013.  On August 30, 2013, Mr. de Clara’s employment agreement, as amended on September 8, 2006, was extended again to August 30, 2016.

In the event that there is a material reduction in Mr. de Clara's authority, duties or activities, or in the event there is a change in the control of CEL-SCI, the agreement allows Mr. de Clara to resign from his position at CEL-SCI and receive a lump-sum payment from CEL-SCI equal to 18 months salary ($544,500) and the unvested portion of any stock options would vest immediately ($401,239).  For purposes of the employment agreement, a change in the control of CEL-SCI means the sale of more than 50% of the outstanding shares of CEL-SCI's common stock, or a change in a majority of CEL-SCI's directors.

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

Geert Kersten

Effective September 1, 2003, CEL-SCI entered into a three-year employment agreement with Mr. Kersten. On September 1, 2006, Mr. Kersten’s employment agreement was extended to September 1, 2011. On September 1, 2011 CEL-SCI extended its employment agreement with Mr. Kersten to August 31, 2016.  Mr. Kersten’s annual salary for fiscal year 2013 was $501,820.  Mr. Kersten will receive at least the same salary increases each year as do other senior executives of CEL-SCI. Increases beyond those, if any, shall be made at the sole discretion of CEL-SCI’s directors.

During the employment term, Mr. Kersten will be entitled to receive any other benefits which are provided to CEL-SCI's executive officers or other full time employees in accordance with CEL-SCI's policies and practices and subject to Mr. Kersten’s satisfaction of any applicable condition of eligibility.

If Mr. Kersten resigns within ninety (90) days of the occurrence of any of the following events: (i) and reduction in Mr. Kersten’s salary (ii) a relocation (or demand for relocation) of Mr. Kersten’s place of employment to a location more than thirty-five (35) miles from his current place of employment, (iii) a significant and material reduction in Mr. Kersten’s authority, job duties or level of responsibility or the imposition of significant and material limitations on the Mr. Kersten’s autonomy in his position, or (iv) a Change in Control, then the employment agreement will be terminated and Mr. Kersten will be entitled to receive a lump-sum payment from CEL-SCI equal to 24 months salary ($1,003,640) and the unvested portion of any stock options would vest immediately ($1,580,931).  For purposes of the employment agreement a change in the control of CEL-SCI means: (1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors.

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

On August 30, 2013, CEL-SCI amended certain sections of Mr. Kersten employee agreement so that it would correspond with similar sections of the employment agreements with Ms. Prichep and Dr. Talor.

Patricia B. Prichep / Eyal Talor, Ph.D.

On August 30, 2010, CEL-SCI entered into a three-year employment agreement with Patricia B. Prichep, CEL-SCI’s Senior Vice President of Operations.    On August 30, 2013 the employment agreement with Ms. Prichep was extended to August 30, 2016.  The new employment agreement with Ms. Prichep provides that during the term of the agreement CEL-SCI will pay Ms. Prichep an annual salary of $220,640, plus any increases approved by CEL-SCI’s directors during the term of the employment agreement.

On August 30, 2010, CEL-SCI also entered into a three-year employment agreement with Eyal Talor, Ph.D., CEL-SCI’s Chief Scientific Officer.   On August 30, 2013, the employment agreement with Dr. Talor was extended to August 30, 2016.  The new employment agreement with Dr. Talor provides that during the term of the agreement CEL-SCI will pay Dr. Talor an annual salary of $272,388, plus any increases approved by CEL-SCI’s directors during the term of the employment agreement.

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

In the event there is a change in the control of CEL-SCI, the employment agreements with Ms. Prichep and Dr. Talor allow Ms. Prichep and/or Dr. Talor (as the case may be) to resign from her or his position at CEL-SCI and receive a lump-sum payment from CEL-SCI equal to 18 months salary ($330,960 and $408,582 respectively). In addition, the unvested portion of any stock options held by the employee will vest immediately ($673,570 and $673,570 respectively). For purposes of the employment agreements, a change in the control of CEL-SCI means: (1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors.

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

Compensation Committee Interlocks and Insider Participation

CEL-SCI has a compensation committee comprised of Mr. Alexander Esterhazy, Dr. C. Richard Kinsolving and Dr. Peter Young, all of whom are  independent directors.

During the year ended September 30, 2013, no director of CEL-SCI was also an executive officer of another entity, which had an executive officer of CEL-SCI serving as a director of such entity or as a member of the compensation committee of such entity.

Loan from Officer and Director

Between December 2008 and June 2009, Maximilian de Clara, CEL-SCI’s President and a director, loaned CEL-SCI $1,104,057.  The loan was initially payable at the end of March 2009, but was extended to the end of June 2009.   At the time the loan was due, and in accordance with the loan agreement, CEL-SCI issued Mr. de Clara a warrant which entitles Mr. de Clara to purchase 164,824 shares of CEL-SCI’s common stock at a price of $4.00 per share.  The warrant is exercisable at any time prior to December 24, 2014.  Although the loan was to be repaid from the proceeds of CEL-SCI’s recent financing, CEL-SCI’s Directors deemed it beneficial not to repay the loan and negotiated a second extension of the loan with Mr. de Clara on terms similar to the June 2009 financing.  Pursuant to the terms of the second extension the note was due on July 6, 2014, but, at Mr. de Clara’s option, the loan can be converted into shares of CEL-SCI’s common stock.  The number of shares which will be issued upon any conversion will be determined by dividing the amount to be converted by $4.00.  Subsequently, on May 13, 2011, the Company extended the maturity date of the note to July 6, 2015 to compensate Mr. de Clara for agreeing to subordinate his note to the convertible preferred shares and convertible debt as part of the settlement agreement.  As further consideration for the second extension, Mr. de Clara received warrants which allow Mr. de Clara to purchase 184,930 shares of CEL-SCI’s common stock at a price of $5.00 per share at any time prior to January 6, 2015.  The loan from Mr. de Clara bears interest at 15% per year and is secured by a lien on substantially all of CEL-SCI’s assets.  CEL-SCI does not have the right to prepay the loan without Mr. de Clara’s consent.

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

Options may not be exercised until one year following the date of grant.  Options granted to an employee then owning more than 10% of the common stock of CEL-SCI may not be exercisable by its terms after five years from the date of grant. Any other option granted pursuant to the Plans may not be exercisable by its terms after ten years from the date of grant.

The purchase price per share of common stock purchasable under an option is determined by the Committee but cannot be less than the fair market value of the common stock on the date of the grant of the option (or 110% of the fair market value in the case of a person owning more than 10% of CEL-SCI's outstanding shares).

Non-Qualified Stock Option Plans. The Non-Qualified Stock Option Plans authorize the issuance of shares of CEL-SCI's common stock to persons that exercise options granted pursuant to the Plans. CEL-SCI's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with sale a capital-raising transaction or promoting CEL-SCI’s common stock. The option exercise price is determined by CEL-SCI’s Board of Directors.

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

The Board of Directors of CEL-SCI may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner  it deems appropriate, provided that such amendment, termination or suspension will not adversely affect rights or obligations with respect to shares or options previously granted.

Stock Options

The following tables show information concerning the options granted during the fiscal year ended September 30, 2013, to the persons named below:

Options Granted

Name	Grant Date	Options Granted	Price Per Share	Expiration Date
Maximilian de Clara	12/18/12	100,000	$2.80	12/17/22
Maximilian de Clara	7/1/2013	37,500	$2.10	6/30/23

Geert Kersten	12/18/12	189,000	$2.80	12/17/17
Geert Kersten	12/18/12	500,000	$2.80	12/17/22
Geert Kersten	7/1/2013	45,000	$2.10	6/30/23

Patricia Prichep	12/18/12	58,000	$2.80	12/17/17
Patricia Prichep	12/18/12	150,000	$2.80	12/17/22
Patricia Prichep	7/1/2013	30,000	$2.10	6/30/23

Eyal Talor	12/18/12	37,417	$2.80	12/17/17
Eyal Talor	12/18/12	150,000	$2.80	12/17/22
Eyal Talor	7/1/2013	30,000	$2.10	6/30/23

Daniel Zimmerman	12/18/12	39,200	$2.80	12/17/17
Daniel Zimmerman	7/1/2013	22,500	$2.10	6/30/23

John Cipriano	04/03/13	10,000	$2.50	9/30/19
John Cipriano	7/1/2013	22,500	$2.10	6/30/23

Options Cancelled

The following tables show information concerning the options cancelled during the fiscal year ended September 30, 2013, to the persons named below:

		Weighted	Weighted Average Remaining
	Total	Average	Contractual
Employee	Options	Exercise Price	Term (Years)

Geert Kersten	189,000	$2.20	0.28
Patricia Prichep	58,000	$2.20	0.28
Eyal Talor	37,417	$2.20	0.28
Daniel Zimmerman	39,200	$2.20	0.28
John Cipriano	10,000	$19.30	6.50

Options Exercised

	Date of	Shares Acquired	Value
Name	Exercise	On Exercise	Realized

None	-	-	-

The following lists the outstanding options held by the persons named below:

	Shares underlying unexercised Option which are:				Exercise	Expiration
Name	Exercisable		Unexercisable		Price ($)	Date
Maximilian de Clara	5,000				4.80	09/21/15
	10,000				5.80	09/12/16
	20,000				6.30	09/13/17
	20,000				6.20	03/04/18
	143,625	(1)			2.50	04/23/19
	25,000				3.80	07/20/19
	25,000				4.80	07/20/20
	16,667				6.90	04/14/21
	47,200				3.20	12/01/16
	12,500				3.90	05/17/22
	324,992
			50,000	(2)	3.80	07/06/19
			8,333		6.90	04/14/21
			25,000		3.90	05/17/22
			100,000		2.80	12/17/22
			37,500		2.10	06/30/23
			220,833

Geert R. Kersten	5,000				4.80	09/21/15
	20,000				5.80	09/12/16
	20,000				6.30	09/13/17
	20,000				6.20	03/04/18
	183,860	(1)			2.50	04/23/19
	30,000				3.80	07/20/19
	30,000				4.80	07/20/20
	20,000				6.90	04/14/21
	125,440				3.20	12/01/16
	15,000				3.90	05/17/22
	189,000				2.80	12/17/17
	658,300
			400,000	(2)	3.80	07/06/19
			10,000		6.90	04/14/21
			30,000		3.90	05/17/22
			500,000		2.80	12/17/22
			45,000		2.10	06/30/23
			985,000

	Shares underlying unexercised Options which are:
Name	Exercisable		Unexercisable		Exercise Price ($)	Expiration Date
Patricia B. Prichep	5,000				3.30	04/26/15
	3,000				4.80	09/21/15
	9,000				5.80	09/12/16
	10,000				6.30	09/13/17
	10,000				6.20	03/04/18
	71,710	(1)			2.50	04/23/19
	15,000				3.80	07/20/19
	15,000				4.80	07/20/20
	10,000				6.90	04/14/21
	38,520				3.20	12/01/16
	10,000				3.90	05/17/22
	58,000				2.80	12/17/17
	255,230
			300,000	(2)	3.80	07/06/19
			5,000		6.90	04/14/21
			20,000		3.90	05/17/22
			150,000		2.80	12/17/22
			30,000		2.10	06/30/23
			505,000

Eyal Talor, Ph.D	5,000				3.30	04/26/15
	3,000				4.80	09/21/15
	8,000				5.80	09/12/16
	10,000				6.30	09/13/17
	10,000				6.20	03/04/18
	24,082	(1)			2.50	04/23/19
	15,000				3.80	07/20/19
	15,000				4.80	07/20/20
	10,000				6.90	04/14/21
	27,773				3.20	12/01/16
	10,000				3.90	05/17/22
	37,417				2.80	12/17/17
	175,272
			300,000	(2)	3.80	07/06/19
			5,000		6.90	04/14/21
			20,000		3.90	05/17/22
			150,000		2.80	12/17/22
			30,000		2.10	06/30/23
			505,000

Shares underlying unexercised Options which are:
Name	Exercisable	Unexercisable	Exercise Price ($)	Expiration Date

Daniel Zimmerman, Ph.D	5,000			3.30	04/16/15
	3,000			4.80	09/21/15
	6,000			5.80	09/12/16
	7,500			6.30	09/13/17
	7,500			6.20	03/04/18
	20,000	(3)		3.80	07/15/14
	15,000			4.80	07/20/20
	10,000			6.90	04/14/21
	25,200			3.20	12/01/16
	7,500			3.90	05/17/22
	39,200			2.80	12/17/17
	145,900
			5,000	6.90	04/14/21
			15,000	3.90	05/17/22
			22,500	2.10	06/30/23
			42,500

John Cipriano	3,000			4.80	09/21/15
	6,000			5.80	09/12/16
	7,500			6.30	09/13/17
	7,500			6.20	03/04/18
	15,000			4.80	07/20/20
	10,000			6.90	04/14/21
	1,600			3.20	12/01/16
	10,000			2.50	09/30/19
	7,500			3.90	05/17/22
	68,100
			5,000	6.90	04/14/21
			15,000	3.90	05/17/22
			22,500	2.10	06/30/23
			42,500

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

Summary. The following shows certain information as of September 30, 2013 concerning the stock options and stock bonuses granted by CEL-SCI.  Each option represents the right to purchase one share of CEL-SCI's common stock.

	Total
	Shares	Shares		Remaining
	Reserved	Outstanding	Shares	Options/Shares
Name of Plan	Under Plans	Options	Issued	Under Plans

Incentive Stock Option Plans	1,960,000	1,573,597	N/A	145,703
Non-Qualified Stock Option Plans	5,680,000	3,614,544	N/A	1,503,537
Bonus Plans	1,594,000	N/A	894,109	699,135
Stock Compensation Plan	1,350,000	N/A	688,653	661,347

Of the shares issued pursuant to CEL-SCI's Stock Bonus Plans, 297,332 shares were issued as part of CEL-SCI's contribution to its 401(k) plan.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to CEL-SCI’s Incentive and Non-Qualified Stock Option Plans as of September 30, 2013, CEL-SCI’s most recent fiscal year end. CEL-SCI's Incentive and Non-Qualified Stock Option Plans have been approved by CEL-SCI's shareholders.

	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)

Plan category
Incentive Stock Option Plans	1,573,597	$3.22	145,703
Non-Qualified Stock Option Plans	3,614,544	$3.80	1,503,537

Long Term Incentive Plans - Awards in Last Fiscal Year

See footnote 7 to the financial statements included as part of this report.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of November 30, 2013, information with respect to the only persons owning beneficially 5% or more of CEL-SCI’s outstanding common stock and the number and percentage of outstanding shares owned by each director and officer of CEL-SCI and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address	Number of Shares (1)		Percent of Class (3)

Maximilian de Clara	719,869		1.4%
Bergstrasse 79
6078 Lungern,
Obwalden, Switzerland

Geert R. Kersten	1,140,597	(2)	2.3%
8229 Boone Blvd., Suite 802
Vienna, VA 22182

Patricia B. Prichep	376,288		0.8%
8229 Boone Blvd., Suite 802
Vienna, VA 22182

Eyal Talor, Ph.D.	252,459		0.5%
8229 Boone Blvd., Suite 802
Vienna, VA 22182

Daniel H. Zimmerman, Ph.D.	191,086		0.4%
8229 Boone Blvd., Suite 802
Vienna, VA 22182

John Cipriano	68,100		0.1%
8229 Boone Blvd., Suite 802
Vienna, VA 22182

Alexander G. Esterhazy	134,549		0.3%
20 Chemin du Pre-Poiset
CH- 1253 Vandoeuvres
Geneve, Switzerland

C. Richard Kinsolving, Ph.D.	152,125		0.3%
P.O. Box 20193
Bradenton, FL 34204-0193

Peter R. Young, Ph.D.	141,276		0.3%
208 Hewitt Drive
Suite 103-143
Waco, TX 76711

All Officers and Directors	3,176,349		6.1%
as a Group (9 persons)

(1)	Includes shares issuable prior to February 28, 2014 upon the exercise of options or warrants granted to the following persons:

Options or Warrants Exercisable Prior to
Name	February 28, 2014

Maximilian de Clara	694,746
Geert R. Kersten	715,370
Patricia B. Prichep	278,620
Eyal Talor, Ph.D.	198,662
Daniel Zimmerman	145,900
John Cipriano	68,100
Alexander G. Esterhazy	111,233
C. Richard Kinsolving, Ph.D.	121,900
Peter R. Young, Ph.D.	111,500

(2)	Amount includes shares held in trust for the benefit of Mr. Kersten's children. Geert R. Kersten is the stepson of Maximilian de Clara.

(3)
Amount includes shares referred to in (1) above but excludes shares which may be issued upon the exercise or conversion of other options, warrants and other convertible securities previously issued by CEL-SCI.

ITEM 13.                      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14.                      PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA, LLP served as CEL-SCI’s independent registered public accountant for the two years ended September 30, 2013.  The following table shows the aggregate fees billed to CEL-SCI for these years by BDO USA, LLP:

	Year Ended September 30,
	2013	2012
Audit Fees	$236,000	$289,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

10(g)
Subscription Agreement (together with Schedule required by Instruction 2 to Item 601 of Regulation S-K) pertaining to April 2007 sale of 20,000,000 shares  of CEL-SCI’s common stock, 10,000,000 Series L warrants and 10,000,000 Series M Warrants.
Incorporated by reference to Exhibit 10 of CEL-SCI’s report on Form 8-K dated April 18, 2007.

10(h)	Warrant Adjustment Agreement with Laksya Ventures	Incorporated by reference to Exhibit 10(i) of CEL-SCI’s report on Form 8-K dated August 3, 2010.

10(i)	Employment Agreement with Patricia Prichep (2013-2016)	Incorporated by reference to Exhibit 10(j) of CEL-SCI’s report on Form 8-K dated August 30, 2013.

10(j)	Employment Agreement with Eyal Taylor (2013-2016)	Incorporated by reference to Exhibit 10(k) of CEL-SCI’s report on Form 8-K dated August 30, 2013.

10(k)	Amendment to Employment Agreement with Maximilian de Clara	Incorporated by reference to Exhibit 10(l) of CEL-SCI’s report on Form 8-K dated August 30, 2010 and Exhibit 10(l) of CEL-SCI's report on Form 8-K dated August 30, 2013.

10(l)	Amendment to Development Supply and Distribution Agreement with Orient Europharma. (part of Exhibit 10(m) has been omitted pursuant to a request for confidential treatment).	Incorporated by reference to Exhibit 10(m) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(m)	Licensing Agreement with Teva Pharmaceutical Industries Ltd. (parts of Exhibit 10(n) have been omitted pursuant to a request for confidential treatment.)	Incorporated by reference to Exhibit 10(n) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(n)	Lease Agreement (parts of Exhibit 10(o) have been omitted pursuant to a request for confidential treatment).	Incorporated by reference to Exhibit 10(o) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(o)	Loan Agreements with Maximilian de Clara	Incorporated by reference to Exhibit 10(p) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(p)	Licensing Agreement with Byron Biopharma	Incorporated by reference to Exhibit 10(i) of CEL-SCI’s report on Form 8-K dated March 27, 2009.

10(q)	At Market Issuance Sales Agreement with McNicoll, Lewis & Vlak LLC	Incorporated by reference to Exhibit 10(r) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(z)	Development, Supply and Distribution Agreement with Orient Europharma	Incorporated by reference to Exhibit 10 (z) filed with CEL-SCI’s report on Form 10-K for the year ended September 30, 2003.

10(za)	Employment Agreement with Geert Kersten. Amendment to Employment Agreement.	Incorporated by reference to Exhibit 10(za) to CEL-SCIs report on Form 8-K dated September 1, 2011 and Exhibit 10(za) of CEL-SCIs report on Form 8-K dated August 30, 2013.

10(aa)	Securities Purchase Agreement and form of the Series F warrants, which is and exhibit to the Securities Purchase Agreement.	Incorporated by reference to Exhibit 10(aa) of CEL-SCI’s report on Form 8-K dated October 3, 2011.

10(bb)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(bb) of CEL-SCI’s report on Form 8-K dated October 3, 2011.

10(cc)	Securities Purchase Agreement, together with the form of the Series H warrant, which is an exhibit to the securities Purchase Agreement.	Incorporated by reference to Exhibit 10(cc) of CEL-SCI’s report on Form 8-K dated January 25, 2012.
10(dd)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(dd) of CEL-SCI’s report on Form 8-K dated January 25, 2012.
10(ee)	Warrant Amendment Agreement, together with the form of the Series P warrant, which is an exhibit to the Warrant Amendment Agreement.	Incorporated by reference to Exhibit 10(ee) of CEL-SCI’s report on Form 8-K dated February 10, 2012.
10(ff)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(ff) of CEL-SCI’s report on Form 8-K dated February 10, 2012.
10(gg)	Securities Purchase Agreement and the form of the Series Q warrant, which is an exhibit to the Securities Purchase Agreement.	Incorporated by reference to Exhibit 10(gg) of CEL-SCI’s report on Form 8-K dated June 18, 2012.
10(hh)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(hh) of CEL-SCI’s report on Form 8-K dated June 18, 2012.
10 (ii)	Securities Purchase Agreement and the form of the Series R warrant, which is an exhibit to the Securities Purchase Agreement.	Incorporated by reference to Exhibit 10(ii) of CEL-SCI’s report on Form 8-K dated December 5, 2012.

10 (jj)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(jj) of CEL-SCI’s report on Form 8-K dated December 5, 2012.

23.1	Consent of BDO USA, LLP

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of December 2013.

CEL-SCI CORPORATION

By:	/s/ Maximilian de Clara
Maximilian de Clara, President

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maximilian de Clara	Director	December 27, 2013
Maximilian de Clara

/s/ Geert R. Kersten	Chief Executive, Principal	December 27, 2013
Geert R. Kersten	Accounting, Principal Financial
Officer and a Director
/s/ Alexander G. Esterhazy		December 27, 2013
Alexander G. Esterhazy	Director

/s/ Dr. C. Richard Kinsolving
Dr. C. Richard Kinsolving	Director	December 27, 2013

/s/ Dr. Peter R. Young
Dr. Peter R. Young	Director	December , 2013

CEL-SCI CORPORATION

Financial Statements for the Years

Ended September 30, 2013, 2012 and 2011, and

Report of Independent Registered Public Accounting Firm

CEL-SCI CORPORATION

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
CEL-SCI Corporation
Vienna, Virginia

We have audited the accompanying balance sheets of CEL-SCI Corporation as of September 30, 2013 and 2012 and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CEL-SCI Corporation at September 30, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CEL-SCI Corporation’s internal control over financial reporting as of September 30, 2013 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 27, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Bethesda, Maryland
December 27, 2013

CEL-SCI CORPORATION
BALANCE SHEETS
SEPTEMBER 30, 2013 and 2012

ASSETS	2013	2012

CURRENT ASSETS:
Cash and cash equivalents	$41,612	$3,941,042
Receivables	74,263	158,614
Prepaid expenses	780,523	1,306,041
Inventory used for R&D and manufacturing	1,016,628	1,384,484
Deferred rent - current portion	598,717	651,768

Total current assets	2,511,743	7,441,949

RESEARCH AND OFFICE EQUIPMENT AND
LEASEHOLD IMPROVEMENTS-- less accumulated
depreciation and amortization of $2,967,345
and $2,711,792	489,336	630,948

PATENT COSTS--less accumulated
amortization of $1,151,852 and $1,313,046	318,195	384,278

DEFERRED RENT - net of current portion	5,448,381	5,939,358

DEPOSITS	2,070,917	1,670,917

TOTAL ASSETS	$10,838,572	$16,067,450

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,924,482	$592,867
Accrued expenses	113,496	11,501
Due to employees	386,337	199,891
Related party loan	1,104,057	1,104,057
Deferred rent - current portion	8,529	4,195
Lease obligation - current portion	8,212	-

Total current liabilities	3,545,113	1,912,511

Derivative instruments	433,024	6,983,690
Deferred revenue	126,545	126,500
Deferred rent - net of current portion	7,875	12,317
Lease obligation - net of current portion	20,925	-
Deposits held	5,000	5,000

Total liabilities	4,138,482	9,040,018

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value--authorized
200,000 shares, issued and outstanding, -0-	-	-
Common stock, $.01 par value - 600,000,000 shares authorized;
31,025,019 and 27,312,492 shares issued and outstanding
at September 30, 2013 and 2012, respectively	310,250	273,125
Additional paid-in capital	218,550,408	209,743,928
Accumulated deficit	(212,160,568)	(202,989,621)

Total stockholders' equity	6,700,090	7,027,432

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,838,572	$16,067,450

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2013, 2012 and 2011

	2013	2012	2011

GRANT INCOME AND OTHER	$159,583	$254,610	$956,154

OPERATING EXPENSES:
Research and development (excluding
R&D depreciation of $253,072, $445,710,
and $438,738 respectively, included below)	12,681,049	10,368,695	11,745,629
Depreciation and amortization	364,124	533,468	531,316
General & administrative	6,982,686	6,595,287	6,664,883

Total operating expenses	20,027,859	17,497,450	18,941,828

OPERATING LOSS	(19,868,276)	(17,242,840)	(17,985,674)

OTHER EXPENSES	-	-	(12,000,000)

GAIN ON DERIVATIVE INSTRUMENTS	10,750,666	1,911,683	4,432,148

INTEREST INCOME	117,086	116,061	164,163

INTEREST EXPENSE	(170,423)	(262,214)	(322,980)

NET LOSS	(9,170,947)	(15,477,310)	(25,712,343)

ISSUANCE OF ADDITIONAL SHARES DUE TO RESET PROVISIONS	-	(250,000)	-
MODIFICATIONS OF WARRANTS	(59,531)	(325,620)	(1,068,369)
INDUCEMENT WARRANTS	-	(1,593,000)	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(9,230,478)	$(17,645,930)	$(26,780,712)

NET LOSS PER COMMON SHARE
BASIC	$(0.30)	$(0.70)	$(1.28)

DILUTED	$(0.66)	$(0.78)	$(1.49)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC and DILUTED	30,279,442	25,183,654	20,848,899

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2013, 2012 and 2011

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, SEPTEMBER 30, 2010	20,488,044	$204,881	$189,449,852	$(161,799,968)	$27,854,765

Sale of stock	742,498	7,425	3,928,859	-	3,936,284
401(k) contributions paid
in common stock	29,431	294	150,571	-	150,865
Exercise of warrants and stock options	178,660	1,787	677,801	-	679,588
Stock issued to nonemployees
for service	34,828	348	213,775	-	214,123
Dismissal of liability for overpayment	-	-	81,395	-	81,395
Exercise of derivative liabilities	-	-	202,830	-	202,830
Modification of stock options and warrants	-	-	135,988	-	135,988
Employee option cost	-	-	1,535,329	-	1,535,329
Net loss	-	-	-	(25,712,343)	(25,712,343)

BALANCE, SEPTEMBER 30, 2011	21,473,461	214,735	196,376,400	(187,512,311)	9,078,824

Sale of stock	4,616,667	46,167	14,243,351	-	14,289,518
Issuance of warrants in connection with
sale of common stock	-	-	(6,706,667)	-	(6,706,667)
401(k) contributions paid
in common stock	42,627	426	154,090	-	154,516
Exercise of warrants and stock options	1,019,119	10,191	2,654,348	-	2,664,539
Stock issued to nonemployees
for service	160,618	1,606	556,686	-	558,292
Exercise of derivative liabilities	-	-	122,367	-	122,367
Extension of options issued to consultants	-	-	54,789	-	54,789
Extension of options issued to employees	-	-	36,990	-	36,990
Employee option cost	-	-	2,229,326	-	2,229,326
Non-employee option cost	-	-	22,248	-	22,248
Net loss	-	-	-	(15,477,310)	(15,477,310)

BALANCE, SEPTEMBER 30, 2012	27,312,492	273,125	209,743,928	(202,989,621)	7,027,432

Sale of stock	3,500,000	35,000	9,753,769	-	9,788,769
Issuance of warrants in connection with
sale of common stock	-	-	(4,200,000)	-	(4,200,000)
401(k) contributions paid
in common stock	74,230	742	158,114	-	158,856
Stock issued to nonemployees for service	138,297	1,383	359,542	-	360,925
Employee option cost	-	-	2,636,905	-	2,636,905
Non-employee option cost	-	-	98,150	-	98,150
Net loss	-	-	-	(9,170,947)	(9,170,947)

BALANCE, SEPTEMBER 30, 2013	31,025,019	$310,250	$218,550,408	$(212,160,568)	$6,700,090

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2013, 2012 and 2011

	2013	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,170,947)	$(15,477,310)	$(25,712,343)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	364,124	533,468	531,316
Issuance of common stock, warrants and options for services	454,855	527,207	214,123
Issuance of convertible notes and preferred stock in legal settlement	-	-	9,000,000
Extension of stock options issued to consultants	-	54,789	30,186
Extension of stock options issued to employees	-	36,990	105,802
Employee option cost	2,636,905	2,229,326	1,535,329
Common stock contributed to 401(k) plan	158,856	154,516	150,865
Impairment loss on abandonment of patents	22,628	44,921	9,016
Loss on retired equipment	4,350	9,399	2,828
Gain on derivative instruments	(10,750,666)	(1,911,683)	(4,432,148)
(Increase)/decrease in assets:
Receivables	84,351	298,723	(457,337)
Deferred rent	544,028	598,714	629,682
Prepaid expenses	529,738	775,823	(1,729,812)
Inventory used for R&D and manufacturing	367,856	186,698	(94,948)
Deposits	(400,000)	-	(1,670,917)
Increase/(decrease) in liabilities:
Accounts payable	1,316,964	(168,463)	(788,254)
Accrued expenses	101,995	(99,006)	147,919
Deferred revenue	45	1,500	-
Due to employees	186,446	(2,611)	(23,019)
Deferred rent liability	(108)	11,986	(3,699)
Deposits held	-	5,000	-

Net cash used in operating activities	(13,548,580)	(12,190,013)	(22,555,411)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	-	-	21,357
Purchases of equipment	(102,033)	(54,637)	(216,761)
Expenditures for patent costs	(30,728)	(78,959)	(122,706)

Net cash used in investing activities	(132,761)	(133,596)	(318,110)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	9,788,769	14,289,518	3,936,284
Proceeds from exercise of warrants and stock options	-	2,664,539	679,588
Payments for repurchase of preferred stock	-	-	(4,050,000)
Payments on convertible debt	-	(4,950,000)	-
Payments on obligations under capital lease	(6,858)	-	-

Net cash provided by financing activities	9,781,911	12,004,057	565,872

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,899,430)	(319,552)	(22,307,649)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	3,941,042	4,260,594	26,568,243

CASH AND CASH EQUIVALENTS, END OF YEAR	$41,612	$3,941,042	$4,260,594

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2013, 2012 and 2011

	2013	2012	2011
ISSUANCE OF WARRANTS:
Increase in derivative liabilities	$(4,200,000)	$(6,706,667)	$-
Decrease in additional paid-in capital	4,200,000	6,706,667	-

	$-	$-	$-
ISSUANCE OF ADDITIONAL SHARES:
Increase in common stock	$-	$(8,333)	$-
Increase in additional paid-in capital	-	(241,667)	-
Decrease in additional paid-in capital	-	250,000	-

	$-	$-	$-
EXERCISE OF DERIVATIVE LIABILITIES:
Decrease in derivative liabilities	$-	$122,367	$202,830
Increase in additional paid-in capital	-	(122,367)	(202,830)

	$-	$-	$-
MODIFICATION OF WARRANTS:
Increase in additional paid-in capital	$-	$(325,620)	$(1,068,369)
Decrease in additional paid-in capital	-	325,620	1,068,369

	$-	$-	$-
INDUCEMENT WARRANTS:
Increase in additional paid-in capital	$-	$(1,593,000)	$-
Decrease in additional paid-in capital	-	1,593,000	-

	$-	$-	$-
ISSUANCE OF COMMON STOCK FOR PREPAID SERVICES
Increase in additional paid-in capital	$(57,553)	$(53,333)	$-
Increase in prepaid expenses	57,553	53,333	-

	$-	$-	$-
PATENT COSTS INCLUDED IN
ACCOUNTS PAYABLE:
Increase in patent costs	$14,024	$22,379	$28,531
Increase in accounts payable	(14,024)	(22,379)	(28,531)

	$-	$-	$-

NON-CASH EQUIPMENT PURCHASES
Increase in research and office equipment	$36,622	$-	$1,291
Increase in capital lease obligations	(36,622)	-	(1,291)

	$-	$-	$-

CAPITAL LEASE PAYMENTS INCLUDED IN
ACCOUNTS PAYABLE:
Decrease in capital lease obligation	$627	$-	$-
Increase in accounts payable	(627)	-	-

	$-	$-	$-

DISMISSAL OF LIABILITY FOR OVERPAYMENT:
Decrease in accrued expenses	$-	$-	$81,395
Increase in additional paid-in capital	-	-	(81,395)

	$-	$-	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION:
Cash expenditure for interest expense	$156,225	$377,715	$195,980

See notes to financial statements.

CEL-SCI CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CEL-SCI Corporation (the Company) was incorporated on March 22, 1983, in the state of Colorado, to finance research and development in biomedical science and ultimately to engage in marketing and selling products.

The Company’s lead investigational therapy, Multikine (Leukocyte Interleukin, Injection), is currently being tested in a Phase III clinical trial as a potential therapeutic agent directed at using the immune system to produce an anti-tumor immune response for advanced primary head and neck cancer.  Data from Phase I and Phase II clinical trials suggest Multikine has the potential to directly affect tumor cells. These data also indicate that it appears to activate the patient’s own anti-tumor immune response. Multikine (Leukocyte Interleukin, Injection) is the full name of this investigational therapy, which, for simplicity, is referred to in the remainder of this document as Multikine.  Multikine is the trademark that the Company has registered for this investigational therapy, and this proprietary name is subject to FDA review in connection with the Company’s future anticipated regulatory submission for approval.  Multikine has not been licensed or approved by the FDA or any other regulatory agency. Neither has its safety or efficacy been established for any use.

Multikine has been cleared by the regulators in eleven countries around the world, including the U.S. FDA, for a global Phase III clinical trial in advanced primary (not yet treated) head and neck cancer patients.  Multikine is also being used in a Phase I study with the Naval Medical Center, San Diego under a Cooperative Research and Development Agreement (CRADA) in HIV/HPV co-infected men and women with peri-anal warts.

On June 25, 2013, CEL-SCI’s shareholders approved a reverse split of the Company’s common stock.  The reverse split became effective on the NYSE MKT on September 25, 2013.  On that date, every ten issued and outstanding share of the Company’s common stock automatically converted into one outstanding share.  As a result of the reverse stock split, the number of the Company’s outstanding shares of common stock decreased from 310,005,272 (pre-split) shares to 31,001,686 (post-split) shares.  In addition, by reducing the number of CEL-SCI’s outstanding shares, CEL-SCI’s loss per share in all prior periods will increase by a factor of ten.  The reverse stock split affected all stockholders of the Company’s common stock uniformly, and did not affect any stockholder’s percentage of ownership interest.  The par value of the Company’s stock remained unchanged at $0.01 per share and the number of authorized shares of common stock remained the same after the reverse stock split.

As the par value per share of the Company’s common stock remained unchanged at $0.01 per share, a total of $2,790,036 was reclassified from common stock to additional paid-in capital. In connection with this reverse stock split, the number of shares of common stock reserved for issuance under the Company’s incentive stock option plans (see Note 7) as well as the shares of common stock underlying outstanding stock options, and warrants were also proportionately reduced while the exercise prices of such stock options and warrants were proportionately increased. All references to shares of common stock and per share data for all periods presented in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

Summary of Significant accounting policies:

Cash and Cash Equivalents – For purposes of the statements of cash flows, cash and cash equivalents consist principally of unrestricted cash on deposit and short-term money market funds.  The Company considers all highly liquid investments with a maturity when purchased of less than three months as cash and cash equivalents.

Prepaid Expenses and Inventory – Prepaid expenses are payments for future services to be rendered and are expensed over the time period for which the service is rendered.  Prepaid expenses may also include payment for goods to be received within one year of the payment date.   Inventory consists of manufacturing production advances and bulk purchases of laboratory supplies to be consumed in the manufacturing of the Company’s product for clinical studies.  Inventories are stated at the lower of cost or market, where cost is determined using the first-in, first out method applied on a consistent basis.

Deposits – The deposits are required by the lease agreement for the manufacturing facility and by the clinical research organization (CRO) agreement.

Research and Office Equipment and Leasehold Improvements – Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years.  Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease.  Repairs and maintenance which do not extend the life of the asset are expensed when incurred. The fixed assets are reviewed on a quarterly basis to determine if any of the assets are impaired.

Patents – Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years).  In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment to the asset value and period of amortization is made. Patents are reviewed for impairment on a quarterly basis. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, is less than the carrying value of the asset.  The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value.

Deferred Rent (Asset) – Consideration paid, including deposits, related to operating leases is recorded as a deferred rent asset and amortized as rent expense over the lease term. Interest on the deferred rent is calculated at 3% on the funds deposited on the manufacturing facility and is included in deferred rent.  This interest income will be used to offset future rent.

Deferred Rent (Liability) – Certain of the Company’s operating leases provide for minimum annual payments that adjust over the life of the lease.  The aggregate minimum annual payments are expensed on a straight-line basis over the minimum lease term. The Company recognizes a deferred rent liability for rent escalations when the amount of straight-line rent exceeds the lease payments, and reduces the deferred rent liability when the lease payments exceed the straight-line rent expense.  For tenant improvement allowances and rent holidays, the Company records a deferred rent liability and amortizes the deferred rent over the lease term as a reduction to rent expense.

Derivative Instruments - The Company has entered into financing arrangements that consist of freestanding derivative instruments that contain embedded derivative features. The Company has also issued warrants to various parties in connection with work performed by these parties. The Company accounts for these arrangements in accordance with ASC 815, “Accounting for Derivative Instruments with and Hedging Activities”. In accordance with accounting principles generally accepted in the United States (“GAAP”), derivative instruments and hybrid instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.  The derivative liabilities are remeasured at fair value at the end of each reporting period as long as they are outstanding.

Research and Development Grant Revenues – The Company's grant arrangements are handled on a reimbursement basis. Grant revenues under the arrangements are recognized when costs are incurred.

Research and Development Costs – Research and development expenditures are expensed as incurred.

Net Loss Per Common Share – Net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Potentially dilutive common stock equivalents, including convertible preferred stock, convertible debt, warrants and options to purchase common stock, are included in the calculation of diluted net loss  per share unless the result is antidilutive.

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents.  The Company maintains its cash and cash equivalents with high quality financial institutions.  At times, these accounts may exceed federally insured limits.  The Company has not experienced any losses in such bank accounts.  The Company believes it is not exposed to significant credit risk related to cash and cash equivalents.  All non-interest bearing cash balances were fully insured up to $250,000 at September 30, 2013.

Income Taxes – The Company uses the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  Accounting for derivatives is based upon valuations of derivative instruments determined using various valuation techniques including the Black-Scholes and binomial pricing methodologies.  The Company considers such valuations to be significant estimates.

Fair Value Measurements – The Company evaluates financial assets and liabilities subject to fair value measurements in accordance with a fair value hierarchy to prioritize the inputs used to measure fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement, where Level 1 is the highest and Level 3 is the lowest. See Note 12 for the definition of levels and the classification of assets and liabilities in those levels.

Stock-Based Compensation – Compensation cost for all employee stock-based awards is measured at fair value as of the grant date in accordance with the provisions of ASC 718, “Stock Compensation Expense”. The fair value of stock options is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires various judgmental assumptions including volatility and expected option life. The stock-based compensation cost is recognized on the straight line allocation method as expense over the requisite service or vesting period.

Equity instruments issued to non-employees are accounted for in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.”  Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes valuation model.  The Black-Scholes model requires various judgmental assumptions regarding the fair value of the equity instruments at the measurement date and the expected life of the options.

The Company has Incentive Stock Option Plans, Non-Qualified Stock Options Plans, a Stock Compensation Plan and Stock Bonus Plans.  In some cases, these Plans are collectively referred to as the “Plans.”  All Plans have been approved by the stockholders.

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

New Accounting Pronouncements - In May 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-04, "Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs", which is effective for interim and annual periods beginning after December 15, 2011. The ASU is mainly the result of the joint efforts by the FASB and International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and common disclosure requirements for fair value measurements. The ASU amends various fair value guidance such as requiring the highest-and-best-use and valuation-premise concepts only to measuring the fair value of nonfinancial assets and prohibits the use of blockage factors and control premiums when measuring fair value. In addition, the ASU expands disclosure requirements particularly for Level 3 inputs and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value in the statement of financial position but whose fair value must be disclosed. this amendment does not have a material impact on its financial statements.

Reclassification - Certain prior year items have been reclassified to conform to the current year presentation.

2.      DERIVATIVES LIABILITIES, WARRANTS AND OTHER OPTIONS

Derivative liabilities, warrants and other options outstanding at September 30, 2013:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrant	Exercise Price	Expiration Date	Reference
Series N	8/18/08	518,771	3.00	8/18/14	1
Series A	6/24/09	130,347	5.00	12/24/14	1
Schleuning (Series A)	7/8/09	16,750	5.00	01/8/15	1
Series B	9/4/09	50,000	6.80	9/4/14	1
Series C	8/20/09 -8/26/09	463,487	5.50	2/20/15	1
Series E	9/21/09	71,428	17.50	8/12/14	1
Series F	10/6/11	1,200,000	4.00	10/6/14	1
Series G	10/6/11	66,667	4.00	8/12/14	1
Series H	1/26/12	1,200,000	5.00	8/1/15	1
Series Q	6/21/12	1,200,000	5.00	12/22/15	1
Series R	12/6/12	2,625,000	4.00	12/6/16	1

Series L	4/18/07	25,000	7.50	4/17/14	2
Series L (repriced)	4/18/07	70,000	2.50	4/2/15	2
Series M (modified)	4/18/07	600,000	3.40	7/31/14	2

Series P	2/10/12	590,001	4.50	3/6/17	3

Private Investors	7/18/05 -6/30/09	740,938	5.60 – 8.20	1/26/14 - 7/18/14	4

Warrants held by Officer and Director	6/24/09- 7/6/09	349,754	4.00 – 5.00	12/24/14 - 1/6/15	5

Consultants	2/15/05 – 12/28/12	140,750	2.80 – 20.00	5/20/14 - 12/27/17	6

1.	Derivative Liabilities

The balances of derivative instruments at September 30, 2013 and 2012 are as follows:

	September 30, 2013	September 30, 2012

Series A through E	$6,106	$786,989
Series N	41,501	830,034
Series F and G warrants	12,667	1,646,667
Series H warrants	36,000	1,800,000
Series Q warrants	48,000	1,920,000
Series R warrants	288,750	-
Total derivative liabilities	$433,024	$6,983,690

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

In accordance with ASC 815, derivative liabilities must be measured at fair value upon issuance and re-valued at the end of each reporting period through expiration.  Any change in fair value between the respective reporting dates is recognized as a gain or loss.

Series K and Series A through E Warrants

The Company accounted for the Series K and A through E Warrants as derivative liabilities in accordance with ASC 815. These warrants do not qualify for equity accounting and must be accounted for as derivative liabilities since the warrant agreements provide the holder with the right, at its option, to require the Company to a cash settlement of the warrants at Black-Scholes value in the event of a Fundamental Transaction, as defined in the warrant agreement.  Since the occurrence of a Fundamental Transaction is not entirely within the Company’s control, there exist circumstances that would require net-cash settlement of the warrants while holders of shares would not receive a cash settlement.

In October 2011, 231,840 warrants held by the investors were reset from $4.00 to $3.00.  In addition, the investors were issued 77,280 warrants exercisable at $3.00 per share at an initial cost of $30,912.  This cost was accounted for as a debit to loss on derivatives and a credit to derivative liabilities.

In February 2012, all Series K warrants were exercised, and the Company received $927,359 from the exercise of Series K warrants to purchase 309,120 of the Company’s common shares. As of September 30, 2012, all Series K warrants had been exercised and no liability was recorded.  When the warrants were exercised, the value of the warrants, or $122,367, was converted from derivative liabilities to equity.  During the year ended September 30, 2011, no Series K warrants were exercised.

During the year ended September 30, 2012, the Company recorded a loss of $21,903 from the exercise and mark to market on the remaining Series K warrants. During the year ended September 30, 2011, the Company recorded a gain of $932,950 on the remaining Series K warrants.

In June 2009, the Company issued 1,011,656 Series A warrants exercisable at $5.00 per share in connection with a financing.  The cost of the warrants of $2,775,021 was recorded as a debit to additional paid in capital and a credit to derivative liabilities.  As of September 30, 2013, 130,347 of these warrants remained outstanding. As of September 30, 2013 and 2012, the fair value of these derivative liabilities totaled $1,303 and $156,417, respectively.  During the years ended September 30, 2013, 2012 and 2011, no Series A warrants were exercised.

In July 2009, the Company issued 16,750 warrants to a private investor.  The warrants were issued with an exercise price of $5.00 per share and valued at $43,550 using the Black Scholes method. The cost of the warrants was accounted for as a debit to additional paid in capital and a credit to derivative liabilities. As of September 30, 2013, 16,750 warrants remained outstanding.  As of September 30, 2013 and 2012, the fair value of these derivative liabilities totaled $168 and $20,100, respectively.

In connection with a loan received and fully repaid in a prior period, the Company issued 50,000 Series B warrants with an exercise price of $6.80 per share. As of September 30, 2013, 50,000 Series B warrants remained outstanding. As of September 30, 2013 and 2012, the fair value of the Series B warrants totaled $0 and $40,000, respectively.

In connection with an August 2009 financing, the Company issued 539,222 Series C warrants exercisable at $5.50 per share.  As of September 30, 2013, 463,487 of these warrants remained outstanding. As of September 30, 2013 and 2012, the fair values of the Series C warrants totaled $4,635 and $556,186, respectively.

During the years ended September 30, 2013, 2012 and 2011, 0, 0 and 75,733 Series C warrants were exercised, respectively.   The Company received proceeds of $416,532 from the exercise of the Series C warrants during the year ended September 30, 2011.  The Company recognized a gain on exercise of $0, $0 and $232,891, respectively.  When the warrants were exercised in 2011, the value of these warrants of $202,830 was converted from derivative liabilities to equity.

In September 2009, 71,428 Series E warrants were issued to the placement agent in connection with a financing, with an exercise price of $17.50 per share.  As of September 30, 2013, 71,428 Series E warrants remained outstanding.  As of September 30, 2013 and 2012, the fair value of the Series E warrants totaled $0 and $14,286, respectively.

During the years ended September 30, 2013, 2012 and 2011, the Company recorded a gain of $780,883, $588,469 and $2,225,887, respectively, on the Series A through E warrants.

Series N Warrants

In October 2011, 389,078 Series N warrants issued to investors in connection with a prior year financing, were reset from $4.00 to $3.00.  In addition, the investors were issued 129,693 warrants exercisable at $3.00 per share at an initial cost of $220,478.  The cost was accounted for as a debit to loss on derivatives and a credit to derivative liabilities.

As of September 30, 2013, 518,771 Series N warrants remain outstanding.  As of September 30, 2013 and 2012, the fair value of these Series N warrants totaled $41,501 and $830,034, respectively.  During the years ended September 30, 2013, 2012 and 2011, the Company recorded a derivative gain of $788,533, $207,507 and $1,089,420, respectively, on the Series N warrants.

Series F and G warrants

In October 2011, in connection with a financing, the Company issued 1,200,000 Series F warrants exercisable at $4.00 per share at any time prior to October 6, 2014.  The Company also issued 66,667 Series G warrants exercisable at $4.00 per share to the placement agent for this offering.  The Series G warrants are exercisable at any time prior to August 12, 2014. The initial cost of the warrants of $2,146,667 was recorded as a debit to additional paid in capital and a credit to derivative liabilities. As of September 30, 2013 and 2012, the fair value of the Series F and G warrants totaled $12,667 and $1,646,667, respectively. During the years ended September 30, 2013 and 2012, the Company recorded a gain of $1,634,000 and $500,000, respectively on the Series F and G warrants.

Series H Warrants

In January 2012, in connection with a financing, the Company issued 1,200,000 Series H warrants exercisable at $5.00 per share at any time prior to August 1, 2015.  The initial cost of the warrants of $2,400,000 was recorded as a debit to additional paid in capital and a credit to derivative liabilities. As of September 30, 2013 and 2012, the fair value of the warrants totaled $36,000 and $1,800,000, respectively.   During the years ended September 30, 2013 and 2012, the Company recorded a gain of $1,764,000 and $600,000, respectively, on the Series H warrants.

Series Q Warrants

In June 2012, in connection with a financing, the Company issued 1,200,000 Series Q warrants exercisable at $5.00 per share at any time prior to December 22, 2015. The initial cost of the warrants of $2,160,000 was recorded as a debit to additional paid in capital and a credit to derivative liabilities. As of September 30, 2013 and 2012, the fair value of the warrants totaled $48,000 and $1,920,000, respectively.   During the years ended September 30, 2013 and 2012, the Company recorded a gain of $1,872,000 and $240,000, respectively, on the Series Q warrants.

Series R Warrants

On December 4, 2012, the Company sold 3,500,000 shares of its common stock for $10,500,000, or $3.00 per share, in a registered direct offering.  The investors in this offering also received Series R warrants which entitle the investors to purchase up to 2,625,000 shares of the Company’s common stock.  The Series R warrants may be exercised at any time before December 6, 2016 at a price of $4.00 per share.  The initial cost of the warrants of $4,200,000 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities.  As of September 30, 2013, the fair value of the Series R warrants was $288,750.  During the year ended September 30, 2013, the Company recorded a derivative gain of $3,911,250 on the Series R warrants.

Senior Convertible Notes and Redeemable Series A Convertible Preferred Stock

In March 2012, the Company repaid the remaining Senior Secured Convertible Notes derived from the settlement, thereby completely eliminating the Senior Secured Convertible Notes, satisfying the settlement and having the lien on the Company’s assets removed (see Note 13).

The accounting for the Senior Secured Convertible Notes was within the scope of ASC 815.  Under ASC 815 or ASC 825, ”Financial Instruments,”  the Company may make an irrevocable election to initially and subsequently measure a hybrid financial instrument in its entirety at fair value.  Any change in fair value between the respective reporting dates is recognized as a gain or loss.  Based on the analysis of the Senior Secured Convertible Notes, the Company identified several embedded derivative features.  The Company elected, in accordance with ASC 825, to initially and subsequently carry the instrument at fair value without bifurcating the embedded derivatives.  For the year ended September 30, 2012, the Company recorded a gain of $49,000 on the Senior Secured Convertible Notes. For the year ended September 30, 2011, the Company recorded a loss of $49,000 on the Senior Secured Convertible Notes.

2.	Series L and M Warrants

In April 2007, the Company completed a $15 million private financing.  Shares were sold at $7.50, a premium over the closing price of the previous two weeks.  The financing was accompanied by 1,000,000 warrants with an exercise price of $7.50 and 1,000,000 warrants with an exercise price of $20.00.  The warrants are known as Series L and Series M warrants, respectively.  The warrants issued with the financing qualified for equity treatment in accordance with ASC 815.  The cost of Series L and Series M warrants were recorded as a debit and a credit to additional paid-in capital.

In November 2011, the Company reduced the exercise price of 160,000 Series L warrants to $3.40. The additional cost of $86,826 was recorded as a debit and a credit to additional paid-in capital and was a deemed dividend.  This cost is included in modification of warrants and increased the net loss available to shareholders on the statements of operations. In March 2012, 60,000 Series L warrants were exercised at a price of $3.40, and the Company received proceeds of $204,000.

In April 2012, the 25,000 Series L warrants were transferred to a consultant exercisable at a price of $7.50 per share and were extended for two years from the current expiration date. The additional value of $43,910 was accounted for as a credit to additional paid in capital and a debit to general and administrative expense.  In June 2012, 10,167 Series L warrants with an exercise price of $7.50 per share, expired.

In April 2013, 100,000 Series L warrants were repriced to $2.50 and extended for two years to April 2, 2015 in return for a reduction in outstanding warrants to 70,000.  The additional cost of $59,531 was recorded as a debit and a credit to additional paid-capital and was a deemed dividend.  This cost was included in modification of warrants and increased the net loss available to shareholders on the statements of operations.  As of September 30, 2013, 70,000 of the Series L warrants at the reduced exercise price of $2.50 and 25,000 warrants at the original exercise price of $7.50, remained outstanding.

In February 2011, 600,000 Series M warrants, exercisable at a price of $6.00 per share were extended for two years to July 31, 2014.  This cost of $661,457 was recorded as a debit and a credit to additional paid-in capital and was a deemed dividend.  This cost is included in modification of warrants and increased the net loss available to shareholders on the statements of operations.

In November 2011, the Company reduced the exercise price of 600,000 Series M warrants from $6.00 to $3.40. The additional cost of $238,794 was recorded as a debit and a credit to additional paid-capital and was a deemed dividend.  This cost is included in modification of warrants and increased the net loss available to shareholders on the statements of operations.  As of September 30, 2013, 600,000 Series M warrants at the reduced exercise price of $3.40 remained outstanding.

3. Series O and P Warrants

In March 2009, as further consideration for its rights under a licensing agreement, Byron Biopharma LLC (“Byron”) purchased 375,000 Units from the Company at a price of $2.00 per Unit.  Each Unit consisted of one share of the Company’s common stock and two Series O warrants.  Each Series O warrant entitles the holder to purchase one share of the Company’s common stock at a price of $2.50 per share.  The Company filed a registration statement to register the shares issuable upon the exercise of the warrants.  The Units were accounted for as an equity transaction using the Black Scholes method to value the warrants.  The fair value of the warrants was calculated to be $1,015,771.  During the year end September 30, 2011, 100,000 Series O warrants were exercised for which the Company received $250,000.  During the year end September 30, 2012, the remaining 650,000 Series O warrants were exercised, for which the Company received $1,625,000. As of September 30, 2013, no Series O warrants remained outstanding.

On February 10, 2012, the Company issued 590,001 Series P warrants to the former holder of the Series O warrants as an inducement for the early exercise of the Series O warrants. Series O warrants entitled the holder to purchase 590,001 shares of the Company’s common stock at a price of $2.50 per share at any time on or prior to March 6, 2016.  The Series P warrants allow the holder to purchase up to 590,001 shares of the Company’s common stock at a price of $4.50 per share.  The Series P warrants are exercisable at any time prior to March 6, 2017.  The warrants were accounted for as an equity transaction using the Black-Scholes method to value the warrants.  The fair value of the warrants was calculated to be $1,593,000.  This cost was recorded as a debit and a credit to additional paid-in capital.  This cost is included in inducement warrants and increased the net loss available to shareholders on the statements of operations.  As of September 30, 2013, 590,001 Series P warrants remained outstanding.

4.	Private Investor Warrants

Between May 2003 and April 2006, the Company issued 190,000 warrants as part of a financing to a private investor at exercise prices between $4.70 and $12.50, of which 70,000 warrants were exercised in April 2006.  During the year ended September 30, 2013, the remaining 120,000 warrants with exercise prices between $4.70 and $12.50 expired.  As of September 30, 2013, none of these warrants remained outstanding.

In February 2011, 132,500 warrants issued to a private investor with exercise prices between $5.60 and $8.20 were extended for three years.  The additional value of $406,912 was calculated using the Black Scholes method and was accounted for as a debit and a credit to additional paid in capital.  As of September 30, 2013, 132,500 warrants remained outstanding.

In January 2009, as part of an amended lease agreement on the Company’s manufacturing facility, the Company repriced 300,000 warrants issued to the lessor in July 2007 at $12.50 per share and which were to expire on July 12, 2013. These warrants were repriced at $7.50 per share and expire on January 26, 2014. The cost of this repricing and extension of the warrants was $70,515 and was accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital.  In addition, 78,750 additional warrants were given to the lessor of the manufacturing facility on the same date, exercisable at a price of $7.50 per share, and will expire on January 26, 2014. The cost of these warrants was $45,207 and was accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital.  As of September 30, 2013, 378,750 warrants remained outstanding.

Between March 31 and June 30, 2009, 229,688 warrants were issued at $7.50 to the leaseholder on the manufacturing facility in consideration for the deferment of rent payments.  The cost of these warrants of $251,172 was recorded as a debit to research and development and a credit to additional paid in capital.   As of September 30, 2013, 229,688 warrants remained outstanding.

5.	Warrants held by Officer and Director

Between December 2008 and June 2009, Maximilian de Clara, the Company’s President and a director, loaned the Company $1,104,057.  In June 2009, the Company issued 164,824 warrants, exercisable at $4.00 per share, to Mr. de Clara.  The warrants are exercisable at any time prior to December 24, 2014.  These warrants were valued at $65,796 using the Black-Scholes method.  In July 2009, as consideration for a further extension of the loan, the Company issued 184,930 warrants exercisable at $5.00 per share to Mr. De Clara.  These warrants were valued at $341,454 using the Black-Scholes method and can be exercised at any time prior to January 6, 2015.  The first warrants were recorded as a discount to the loan and a credit to additional paid-in capital.  The second warrants were recorded as a debit to derivative loss of $831,230, a premium of $341,454 on the loan and a credit to additional paid in capital of $489,776.  The warrants and premium are fully amortized. As of September 30, 2013, 349,754 warrants remained outstanding. See Note 10 for additional information.

6.	Options and Shares Issued to Consultants

As of September 30, 2013, 140,750 options that were issued to consultants as payment for services provided between February 2005 and December 2012 remained outstanding, of which 131,250 options were issued from the Non-Qualified Stock Option plans.  On May 22, 2013, 3,000 options previously issued to a consultant from the Non-Qualified Stock Option plans expired.

In October 2010, 8,000 options issued to a consultant with an exercise price of $20.00 were extended for five years from the current expiration date.  The additional value of $30,186 was accounted for as a credit to additional paid in capital and a debit to general and administrative expense.

In December 2011, 5,000 options were issued to a consultant with an exercise price of $3.00 which vested immediately and expire on December 1, 2016.  The cost of these options was $10,211 calculated using the Black-Scholes method and was accounted for as a credit to additional paid in capital and a debit to general and administrative expense.

In March 2012, 5,000 options were issued to a consultant with an exercise price of $3.50 which vested immediately and expire on March 5, 2017.  The cost of these options was $12,037 calculated using the Black-Scholes method and was accounted for as a credit to additional paid in capital and a debit to general and administrative expense.

In April 2012, 7,000 options issued to a consultant with exercise prices between $6.30 and $7.00 were extended for two years from the current expiration date.  The additional value of $10,879 was accounted for as a credit to additional paid in capital and a debit to general and administrative expense.

In October 2012, the Company entered into a six month consulting agreement for public relations, which was extended through September 30, 2013.  This contract totals $108,000 and includes a monthly retainer or 5,000 shares of restricted stock.  The common shares were issued at the fair market value on the grant date.  The aggregate fair market value of $161,500 for the year ended September 30, 2013, was recorded as a general and administrative expense.

On December 28, 2012, the Company entered into a consulting agreement for services to be provided through December 27, 2013.  In consideration for the services to be provided, the Company issued the consultant 50,000 shares of common stock and 50,000 options to purchase common stock at a price of $2.80 per share.  The common shares were issued at the fair market value on the agreement date of $2.80. The aggregate fair market value of $140,000 was recorded as a prepaid expense and will be charged to general and administrative expense over the period of service.  The fair value of the options issued, as calculated using the Black-Scholes method, was determined to be $98,150 and will also be charged to general and administrative expense over the period of service.  During the year ended September 30, 2013, the Company recorded $180,597 of expense relating to this consulting arrangement.  As of September 30, 2013 and September 30, 2012, the Company has prepaid consulting expenses of $57,553 and $53,333, respectively.

3.      OPERATIONS AND FINANCING

The Company has incurred significant costs since its inception in connection with the acquisition of certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities, and clinical trials.  The Company has funded such costs with proceeds from loans and the public and private sale of its common and preferred stock.  The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts.  To date, the Company has not generated any revenue from product sales.  The ability of the Company to complete the necessary clinical trials and obtain Federal Drug Administration (FDA) approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

The Company is currently running a large multi-national Phase III clinical trial for head and neck cancer with its partners TEVA Pharmaceuticals and Orient Europharma. The Company believes that it has enough capital to support its operations for more than the next twelve months and believes that it has ready access to new equity capital should the need arise. During fiscal year 2013, the Company raised $9.8 million net proceeds from several institutional investors.  On October 11, 2013, the Company raised another $16.42 million net proceeds through the sale of common stock and warrants in a public offering.  These funds are expected to meet the Company’s cash requirements through 2014 (see Note 17). To finance the study beyond the next 12 months, the Company plans to raise additional capital in the form of corporate partnerships, debt and/or equity financings. The Company believes that it will be able to obtain additional financing since Multikine is a Phase III product designed to treat cancer and because it has done so consistently in the past. However, there can be no assurance that the Company will be successful in raising additional funds or that funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of money, the Company will either have to slow down or delay the Phase III clinical trial or even significantly curtail its operations until such time as it is able to raise the required funding.  The Company’s expenditures for fiscal year 2012 included several non-recurring items that amounted to approximately $5 million dollars, which were the settlement payments related to the lawsuit (see Note 13) through March  2012. No settlement payments were required in fiscal year 2013, thereby reducing the Company’s expenditures.

Since the Company launched its Phase III trial for Multikine, the Company has spent approximately $9,300,000 as of September 30, 2013 on direct costs for the Phase III clinical trial.  The total cash cost remaining of the clinical trial is estimated to be approximately $35,500,000.  It should be noted that this estimate is based on the information currently available in the Company’s contracts with the Clinical Research Organizations responsible for managing the Phase III trial.  This number can be affected by the speed of enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen today.  It is therefore possible that the cost of the Phase III trial will be higher than currently estimated.

4.      RESEARCH AND OFFICE EQUIPMENT

Research and office equipment at September 30, 2013 and 2012, consists of the following:

	2013	2012

Research equipment	$3,184,779	$3,108,340
Furniture and equipment	139,992	102,490
Leasehold improvements	131,910	131,910

	3,456,681	3,342,740
Less: Accumulated depreciation and amortization	(2,967,345)	(2,711,792)
Net research and office equipment	$489,336	$630,948

Depreciation expense for the years ended September 30, 2013, 2012 and 2011 totaled $275,917, $447,171, and $447,174, respectively.  During the years ended September 30, 2013, 2012 and 2011, equipment with a net book value of $4,350, $9,399 and $2,828, respectively, was retired.

5.      PATENTS

During the years ended September 30, 2013, 2012 and 2011, the Company recorded patent impairment charges of $22,628, $44,921, and $9,016, respectively, for the net book value of patents abandoned during the year. These amounts are included in general and administrative expenses.  Amortization expense for the years ended September 30, 2013, 2012 and 2011 totaled $88,207, $86,297, and $84,142, respectively.   The total estimated future amortization is as follows:

Year Ending September 30,
2014	$33,268
2015	33,268
2016	33,268
2017	33,268
2018	32,934
Thereafter	152,189
$318,195

6.      INCOME TAXES

At September 30, 2013, the Company had a federal net operating loss carryforward of approximately $130 million, which begins to expire during the fiscal year ended in 2018 and is fully expired by the end of the fiscal year ended 2033. In addition, the Company has a general business credit as a result of the credit for increasing research activities (“R&D credit”) of approximately $1.2 million at September 30, 2013, which begins to expire during the fiscal year ended 2020 and is fully expired during the fiscal year ended 2029.  At September 30, 2012, the Company had a federal net operating loss carryforward of approximately $145 million and an R&D credit of approximately $2.3 million. Deferred taxes at September 30, 2013 and 2012 are comprised of the following:

	2013	2012

Net operating loss carryforwards	$50,485,248	$56,664,358

R&D credit	1,221,487	2,258,838
Stock-based compensation	3,323,353	2,455,231
Capitalized R&D	5,542,816	-
Vacation and other	270,121	193,163
Deferred rent	2,356,381	1,278,863
Total deferred tax assets	63,199,406	62,850,453

Derivative gain	(8,744,218)	(4,681,855)
Depreciation	-	(51,980)
Fixed assets and intangibles	(1,968)	-

Total deferred tax liabilities	(8,746,186)	(4,733,835)
Valuation allowance	(54,453,220)	(58,116,618)
Net deferred tax asset	-	-

In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some portion or all of the deferred tax asset will be realized.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income.  Management has considered the history of the Company’s operating losses and believes that the realization of the benefit of the deferred tax assets cannot be reasonably assured.  In addition, under the Internal Revenue Code Section 382, the Company’s ability to utilize these net operating loss carryforwards may be limited or eliminated in the event of a future change in ownership.

Internal Revenue Code Section 382 generally defines a change in ownership as the situation where there has been a more than 50 percent change in ownership within the last three years.  Utilization of the Company’s net operating loss carry forwards and tax credit carry forwards may be subject to an annual limitation and as a result, a portion or all of the net operating loss carry forwards and tax credit carry forwards of the Company may expire before utilization. The Company has determined that a change of more than 50 percent in the Company’s ownership may have occurred previously thereby reducing the ability to utilize approximately $18 million in net operating loss carryforwards and $1 million of tax credit carry forwards.

The Company has no federal or state current or deferred tax expense or benefit.

The Company’s effective tax rate differs from the applicable federal statutory tax rate.  The reconciliation of these rates for the three years ended September 30, 2013 is as follows:

	2013	2012	2011

Federal Rate	34.00%	34.00%	34.00%
State tax rate, net of federal benefit	4.97	5.21	3.22
State tax rate change	(3.77)	18.07	(12.06)
Other adjustments	0.00	(0.53)	(0.04)
Expired tax attributes	(87.87)	(33.54)	0.00
Adjustment to Deferreds	14.30	0.00	0.00
Permanent differences	(1.59)	(0.68)	(0.48)
Change in Valuation allowance	39.96	(23.53)	(24.64)

Effective tax rate	0.00%	0.00%	0.00%

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes,” which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more likely than not that the position will be sustained.  The Company has elected to reflect any tax penalties or interest resulting from tax assessments on uncertain tax positions as a component of tax expense.  The tax return years 2009 through 2012 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject.  All of the Company’s federal net operating losses and R&D business tax credits remain open to adjustments by the IRS when utilized on a return whereby the statute of limitations would not be exhausted until at least three years after utilizing the net operating loss deduction or business tax credit on a tax return.

7.      STOCK COMPENSATION

The Company awarded employees and non-employees with stock compensation as follows:

	Fiscal Year Ended September 30,
	2013	2012	2011
Employees	$2,636,905	$2,266,316	$1,641,131
Non-employees	$454,855	$581,996	$244,309

During the years ended September 30, 2013, 2012 and 2011, non-employee compensation expense excluded $57,553, $53,333, and $141,333, respectively, for shares issued to consultants for future services to be performed.  See Note 11 for more detail on non-employee compensation.

The Company recognized expense of $2,636,905 for options issued or vested during the year ended September 30, 2013, expense of $2,229,326 for options issued or vested during the year ended September 30, 2012 and expense of $1,535,329 for options issued or vested during the year ending September 30, 2011.  This expense was recorded as general and administrative expense.  No options were exercised during the years ended September 30, 2013 and 2012.  The Company received $13,056 from the exercise of options during the year ended September 30, 2011.  The total intrinsic value of options exercised during the fiscal year 2011 was $10,944.

During the year ended September 30, 2013, the Company issued 1,809,387 stock options to employees and directors at a fair value of $3,652,630, ($2.02 fair value per option).  During the year ended September 30, 2012, the Company issued 667,937 stock options to employees and directors at a fair value of $1,876,122, ($2.80 fair value per option).  The Company also cancelled 390,047 stock options that were outstanding to employees and directors at a fair value of $265,096, ($0.68 fair value per option).  During the year ended September 30, 2011, the Company issued 237,959 stock options to employees and directors at a fair value of $1,458,764, ($6.13 fair value per option).  On September 30, 2013, the Company had 2,765,144 options that were unvested at a fair value of $7,726,648, which is a weighted average fair value of $2.79 per share with a weighted average remaining vesting life of 2.47 years.   The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

	2013	2012	2011

Expected stock price volatility	84.41-92.28%	87.72-94.93%	96.5-97%
Risk-free interest rate	0.75-2.73%	0.83-1.92%	2.97-3.68%
Expected life of options	4.85-9.77 Years	4.82-9.66 Years	9.62-9.63 Years
Expected dividend yield	-	-	-

Non-Qualified Stock Option Plan--At September 30, 2013, the Company has collectively authorized the issuance of 5,680,000 shares of common stock under its Non-Qualified Stock Option Plan. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options are to be determined by the Company’s Compensation Committee, which administers the plans. The Company’s employees, directors, officers, and consultants or advisors are eligible to be granted options under the Non-Qualified Stock Option Plans.

Incentive Stock Option Plan--At September 30, 2013, the Company had collectively authorized the issuance of 1,960,000 shares of common stock under its Incentive Stock Option Plan.  Options vest over a one-year to three-year period and expire no later than ten years after the grant date.  Terms of the options were determined by the Company’s Compensation Committee, which administers the plans.  Only the Company’s employees are eligible to be granted options under the Incentive Stock Option Plans.

Activity in the Company’s Non-Qualified and Incentive Stock Option Plans for the year ended September 30, 2013 is summarized as follows:

Non-Qualified and Incentive Stock Option Plans

	Outstanding				Exercisable
			Weighted				Weighted
		Weighted	Ave	Aggregate		Weighted	Ave	Aggregate
	Number of	Average	Remaining Contractual	Intrinsic	Number of	Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value	Shares	Exercise Price	Term (Years)	Value
Outstanding at October 1, 2012	3,747,209	$4.00	6.01	$1,101,881	2,098,146	$3.80	4.71	$1,101,881
Vested					729,087	$3.78
Granted	1,859,387	$2.66
Exercised
Forfeited	14,219	$3.74
Expired	6,770	$5.11			6,770	$5.11
Cancelled	397,466	$2.63			397,466	$2.63

Outstanding at September 30, 2013	5,188,141	$3.62	6.53	$133	2,422,997	$4.00	4.95	$133

A summary of the status of the Company’s non-vested options as of September 30, 2013 is presented below:

	Number of	Weighted Average Grant Date
	Shares	Fair Value

Unvested at September 30, 2012	1,649,063	$3.60
Vested	(729,087)
Granted	1,859,387	$
Forfeited	(14,219)
Unvested at September 30, 2013	2,765,144	$2.79

In January 2011, the Company extended the expiration date on 30,650 options from the Stock Option Plans with exercise prices ranging from $10.00 to $18.50.  The options were extended for three years to expiration dates ranging from January 2014 to December 2014.  This extension was considered a new measurement date with respect to the modified options.  At the date of modification, the additional cost of the options was $105,802.   On December 5, 2011, all of these stock options were cancelled.

In November 2011, the Company modified the number of options issued to certain employees and directors, as well as the exercise prices and the expiration dates of the options.  This resulted in the cancellation of 390,047 options priced between $5.40 and $19.40 and the issuance of 312,037 options at $3.20.  In accordance with ASC 718, the incremental compensation cost was $409,370.

In December 2011, the Company extended the expiration date on 29,167 options from the Stock Option Plans with exercise prices ranging from $1.60 to $3.30.  The options originally would have expired between April 2012 and August 2012 and were extended for three years to expiration dates ranging from April 2015 to August 2015.  This extension was considered a new measurement date with respect to the modified options.  At the date of modification, the additional cost of the options was $36,990.  As of September 30, 2013, all repriced options remained outstanding.

In December 2012, the Company offered employees and directors holding options that expire on April 1, 2013 the opportunity to forfeit these options and have new options issued with an expiration date of December 17, 2017.  All twelve employees and directors eligible for this offer accepted the terms.  This resulted in the cancellation of 387,466 options priced at $2.20 per share and the concurrent issuance of the same number of options at $2.80 per share.  At the cancellation date, the incremental compensation cost was $477,879.  As of September 30, 2013, all options remained outstanding.

Stock Bonus Plans -- At September 30, 2013, the Company had been authorized to issue up to 1,594,000 shares of common stock under its Stock Bonus Plans.  All employees, directors, officers, consultants, and advisors are eligible to be granted shares. During the year ended September 30, 2013, 74,230 shares were issued to the Company’s 401(k) plan for a cost of $158,856. During the year ended September 30, 2012, 42,627 shares were issued to the Company’s 401(k) plan for a cost of $154,516. During the year ended September 30, 2011, 29,431 shares were issued to the Company’s 401(k) plan for a cost of $150,865.  During the years ended September 30, 2013, 2012 and 2011, the Company also issued -0-, 618 and 7,111 shares, respectively, to consultants for payment of services at a cost of $0, $1,792 and $31,160, respectively.

Stock Compensation Plan-- At September 30, 2013, 1,350,000 shares were authorized for use in the Company’s stock compensation plan.  During the year ended September 30, 2013, 50,000 shares were issued from the Stock Compensation Plan to a consultant for payment of services at a cost of $140,000.  During the year ended September 30, 2012, 100,000 shares were issued from the Stock Compensation Plan to a consultant for payment of services at a cost of $320,000.  No shares were issued from the Stock Compensation Plan during the year ended September 30, 2011.

8.      EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code, subject to the Employee Retirement Income Security Act of 1974, as amended, and covering substantially all Company employees.  Each participant’s contribution is matched by the Company with shares of common stock that have a value equal to 100% of the participant’s contribution, not to exceed the lesser of $10,000 or 6% of the participant’s total compensation.  The Company’s contribution of common stock is valued each quarter based upon the closing bid price of the Company’s common stock. The expense for the years ended September 30, 2013, 2012 and 2011, in connection with this Plan was $162,865, $158,500 and $154,100, respectively.

9.      COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In March 2013, the Company entered into an agreement with Aptiv Solutions to provide certain clinical research services in accordance with a master service agreement.  The Company will reimburse Aptiv for costs incurred.  In May 2013, CEL-SCI made an advance payment of $400,000.  An additional advance payment of $200,000 was made in October 2013.  The funds advanced will be credited back in $150,000 annual increments from December 2014 through December  2017.

In April 2013, the Company entered into a co-development and revenue sharing agreement with Ergomed.  Under the agreement, Ergomed will contribute up to $10 million towards the Phase III head and neck cancer study in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to four times Ergomed’s contribution amount.  The Company accounted for the co-development and revenue sharing agreement in accordance with ASC 808 “Collaborative Arrangements”.  The Company determined the payments to Erogmed are within the scope of ASC 730 “Research and Development.” Therefore, the Company will record the discount on the clinical services as a credit to research and development expense on its Statements of Operations.  During the year ended September 30, 2013, the Company recorded approximately $838,000 as research and development expense related to Ergomed’s services. This amount was net of Ergomed’s discount of approximately $281,000.

In October 2013, the Company entered into two co-development and profit sharing agreements with Ergomed.  One agreement supports the US Navy with the development of Multikine as a potential treatment in HIV/HPV co-infected men and women with peri-anal warts.  The other agreement focuses on the development of Multikine in HIV/HPV co-infected women with cervical dysplasia. Ergomed will assume up to $3 million in clinical and regulatory costs for each study.

In May 2003, the Company entered into a licensing agreement with Eastern Biotech. The agreement provides for future royalty payments up to 2% of the net sales of Multikine worldwide until May 20, 2033.  In March 2013, the Company’s President Maximilian de Clara notified the Company that Eastern Biotech had offered to sell him the royalty rights for $500,000.  Mr. de Clara, in turn, offered this opportunity to the Company before accepting it himself.  On March 11, 2013 the Board of Directors, without Mr. de Clara present, decided not to pursue this opportunity, and shortly thereafter, Mr. de Clara purchased the royalty rights.

Lease Agreements

The future minimum annual rental payments due under non-cancelable operating leases for office and laboratory space are as follows:

Year Ending September 30,
2014	$1,777,567
2015	1,785,873
2016	1,769,497
2017	1,746,328
2018	1,746,802
2019 and thereafter	21,378,930
Total minimum lease payments:	$30,204,997

Rent expense, including amortization of deferred rent, for the years ended September 30, 2013, 2012 and 2011, was $2,651,460, $2,659,532 and $2,667,296, respectively. The Company’s three leases expire between June 2015 and October 2028.

In August 2007, the Company leased a building near Baltimore, Maryland.  The building was remodeled in accordance with the Company’s specifications so that it can be used by the Company to manufacture Multikine for the Company’s Phase III clinical trial and sales of the drug if approved by the FDA.  The lease is for a term of twenty years and requires annual base rent to escalate each year at 3%.  The Company is required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities.  The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease.

At September 30, 2013, the Company recorded a total deferred rent asset of $6,047,098, of which $5,448,381 is long term and the balance of $598,717 is included in current assets.   At September 30, 2012, the Company recorded a total deferred rent asset of $6,591,126 of which $5,939,358 is long term and the balance of $651,768 is included in current assets.  On September 30, 2013 and 2012, the Company has included in deferred rent the following: 1) deposit on the manufacturing facility ($3,150,000); 2) the fair value of the warrants issued to lessor ($1,403,654); 3) additional investment ($2,995,541); 4) deposit on the cost of the leasehold improvements for the manufacturing facility ($1,786,591).  At September 30, 2013, the Company has also included accrued interest on deposit $499,968, and accumulated amortization of $3,788,656.  At September 30, 2012, the Company has also included accrued interest on deposit of $392,228, and accumulated amortization of $3,136,888.

The Company was required to deposit the equivalent of one year of base rent in accordance with the lease.  When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company.  The $1,670,917 is included in non-current assets on September 30, 2013 and 2012.

In December of 2011 the Company began subleasing a portion of its rental space on a month to month term lease, which requires a 30 day notice for termination. The Company receives $5,150 per month in rent for the subleased space.  The sublease rent for September 30, 2013 and 2012 was $61,305 and $48,500.  This is recorded in grant income and other in the statements of operations.

The Company leases its research and development laboratory under a 60 month lease which expires February 28, 2017.  The operating lease includes escalating rental payments.  The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate of $11,360 per month.  As of September 30, 2013 and 2012, the Company has recorded a deferred rent liability of $3,992 and $1,033, respectively.

The Company leases office headquarters under a 36 month lease which expires June 30, 2015. The operating lease includes escalating rental payments.  The Company is recognizing the related rent expense on a straight line basis over the full 36 month term of the lease at the rate $7,864 per month.  As of September 30, 2013 and 2012, the Company has recorded a deferred rent liability of $12,412 and $15,479, respectively.

During the year ended September 30, 2013, the Company leased office equipment under a capital lease arrangement. The term of the capital lease is 48 months and expires on September 30, 2016.  The monthly lease payment is $1,025.  The lease bears interest at approximately 16% per annum.

Employment Contracts

On August 30, 2013, the Company’s employment agreement with Maximilian de Clara, the Company’s President and a director, as amended on September 8, 2006 and extended on August 30, 2010, was further extended to August 30, 2016.  The employment agreement provides that the Company will pay Mr. de Clara an annual salary of $363,000 during the term of the agreement.  In the event that there is a material reduction in his authority, duties or activities, or in the event there is a change in the control of the Company, then the agreement allows him to resign from his position at the Company and receive a lump-sum payment from the Company equal to 18 months salary.  For purposes of the employment agreement, a change in the control of the Company means the sale of more than 50% of the outstanding shares of the Company’s common stock, or a change in a majority of the Company’s directors.

On September 1, 2011, the Company agreed to extend its employment agreement with Geert R. Kersten, the Company’s Chief Executive Officer, to August 31, 2016. Mr. Kersten’s annual salary for fiscal year 2013 was $501,820.  Mr. Kersten will receive at least the same salary increases each year as do other senior executives of the Company.  Further increases, if any, will be made at the sole discretion of the Company’s directors.

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

On August 30, 2013, the Company amended certain sections of Mr. Kersten’s employee agreement so that it would correspond with similar sections of the employment agreements discussed below.

On August 30, 2010, the Company entered into a three-year employment agreement with Patricia B. Prichep, the Company’s Senior Vice President of Operations.  On August 30, 2013, the employment agreement with Ms. Prichep was extended to August 30, 2016.  The employment agreement with Ms. Prichep provides that during the term of the agreement the Company will pay Ms. Prichep an annual salary of $220,640 plus any increases approved by the Board of Directors during the period of the employment agreement.

On August 30, 2010, the Company also entered into a three-year employment agreement with Eyal Talor, Ph.D., the Company’s Chief Scientific Officer.  On August 30, 2013, the employment agreement with Dr. Talor was extended to August 30, 2016.  The employment agreement with Dr. Talor provides that during the term of the agreement the Company will pay Dr. Talor an annual salary of $272,388 plus any increases approved by the Board of Directors during the period of the employment agreement.

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

Further, the Company has contingent obligations with other vendors for work that will be completed in relation to the Phase III trial.  The timing of these obligations cannot be determined at this time.  The total remaining cash cost of these future obligations for the Phase III trial is estimated to be approximately $35,500,000.

10.      LOANS FROM OFFICER AND INVESTOR

The Company’s President, and a director, Maximilian de Clara, loaned the Company $1,104,057.  The loan from Mr. de Clara bears interest at 15% per year and is secured by a lien on substantially all of the Company’s assets.  The Company does not have the right to prepay the loan without Mr. de Clara’s consent.  The loan was initially payable at the end of March 2009, but was extended.   At the time the loan was originally due, and in accordance with the loan agreement, the Company issued Mr. de Clara warrants to purchase 164,824 shares of the Company’s common stock at a price of $4.00 per share.  The warrants are exercisable at any time prior to December 24, 2014.  In June 2009, the loan with Mr. de Clara was extended for the second time to July 6, 2014.  At Mr. de Clara’s option, the loan may be converted into shares of the Company’s common stock.  The number of shares which will be issued upon any conversion will be determined by dividing the amount to be converted by $4.00.  As further consideration for the second extension, Mr. de Clara received warrants to purchase 184,930 shares of the Company’s common stock at a price of $5.00 per share at any time prior to January 6, 2015.  On May 13, 2011, to recognize Mr. de Clara’s willingness to agree to subordinate his note to the convertible preferred shares and convertible debt as part of the settlement agreement (see Note 13), the Company extended the maturity date of the note to July 6, 2015, however Mr. de Clara may demand payment upon giving the Company 10 days notice.

During the years ended September 30, 2013, 2012 and 2011, the Company paid $151,808, $165,609 and  $165,608 respectively in interest expense to Mr. de Clara.

11.      STOCKHOLDERS’ EQUITY

On December 10, 2010, the Company entered into a sales agreement with McNicoll Lewis & Vlak LLC (MLV) relating to shares of common stock which have been registered by means of a shelf registration statement filed in July 2009.  The Company may offer and sell shares of its common stock, having an aggregate offering price of up to $30 million from time to time through MLV acting as agent and/or principal.  During the fiscal year ended September 30, 2011, the Company sold 742,398 shares of common stock for a gross amount of $4,144,712, and the Company received a net amount after commissions and fees of $3,936,284.  The agreement was terminated in December 2011.

During the year ended September 30, 2013, no warrants were exercised. During the year ended September 30, 2012, 650,000 Series O warrants issued in connection with a licensing agreement with Byron (see Note 2), were exercised. The Company received $1,625,000 from the exercise of these warrants. During the year ended September 30, 2011, 100,000 Series O warrants were exercised. The Company received $250,000 from the exercise of these warrants.

In October 2011, the Company sold 1,333,334 shares of its common stock, at a price per share of $3.00, in a registered direct offering to institutional investors, representing gross proceeds of $4.0 million.  Investors also received Series F warrants to purchase up to 1,200,000 shares of the Company’s common stock at a purchase price of $4.00 at any time prior to October 6, 2014.   The Company paid Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $140,000, and issued 66,667 Series G warrants to Chardan.  Each Series G warrant entitles the holder to purchase one share of the Company’s common stock.  The Series G warrants may be exercised at any time prior to August 12, 2014 at a price of $4.00 per share. This financing triggered the reset provision warrants which resulted in the issuance of an additional 83,333 shares of common stock. The cost of additional shares issued was $250,000. This cost was recorded as a debit and a credit to additional paid-in capital and was deemed a dividend. As of September 30, 2013, all of the Series F and G warrants remained outstanding, with a fair value of $12,667, which is shown on the Company’s balance sheet as a derivative liability (see Note 2).

In January 2012, the Company sold 1,600,000 shares of its common stock, at a price per share of $3.60, in a registered direct offering to institutional investors, representing gross proceeds of $5.76 million.  Investors also received Series H warrants to purchase up to 1,200,000 shares of the Company’s common stock at a purchase price of $5.00 at any time prior to August 1, 2015.  The Company paid Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $403,200.  The Company accounted for the Series H warrants as a derivative liability in accordance with ASC 815.  The initial cost of the warrants was $2,400,000 was recorded as a debit to additional paid in capital and a credit to derivative liabilities.  As of September 30, 2013, all of the Series H warrants remained outstanding, with a fair value of $36,000, which is shown on the Company’s balance sheet as a derivative liability (see Note 2).

In June 2012, the Company sold 1,600,000 shares of its common stock, at a price per share of $3.50, in a registered direct offering to institutional investors, representing gross proceeds of $5.60 million.  Investors also received Series Q warrants to purchase up to 1,200,000 shares of the Company’s common stock at a purchase price of $5.00 at any time prior to December 22, 2015.  The Company paid Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $448,000.  As of September 30, 2013, all of the Series Q warrants remained outstanding, with a fair value of $48,000, which is shown on the Company’s balance sheet as a derivative liability (see Note 2).

In December 2012, the Company sold 3,500,000 shares of its common stock for $10,500,000, or $3.00 per share, in a registered direct offering.  The investors in this offering also received Series R warrants which entitle the investors to purchase up to 2,625,000 shares of the Company’s common stock.  The Series R warrants may be exercised at any time before December 6, 2016 at a price of $4.00 per share.   The Company paid Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $682,500.  As of September 30, 2013, all of the Series R warrants remained outstanding, with a fair value of $288,750, which is shown on the Company’s balance sheet as a derivative liability (see Note 2).

During the year ended September 30, 2012, Series K and Series L warrants were exercised resulting in the issuance of 369,120 shares of common stock at prices ranging from $3.00 to $3.40. The Company received a total of $1,131,359 from the exercise of these warrants.

During the year ended September 30, 2011, stock options were exercised resulting in the issuance of 2,927 shares of common stock at prices ranging from $2.20 to $4.80. The Company received a total of $13,056 from the exercise of these options.

During the year ended September 30, 2013, 138,297 shares of common stock were issued in payment of invoices totaling $360,925.  During the year ended September 30, 2012, 160,618 shares of common stock were issued in payment of invoices totaling $558,292 with an average cost of $3.50 per share. The amount included in general and administrative expenses was $503,167 (which excludes $53,333 as a prepayment for services to be provided after September 30, 2012) and $1,792 was included in research and development expenses. A corresponding increase to additional paid in capital was also recorded.  During the year ended September 30, 2011, 34,828 shares of common stock were issued in payment of invoices totaling $214,123.

12.      FAIR VALUE MEASUREMENTS

In accordance with the provisions of ASC 820, “Fair Value Measurements,” the Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company generally applies the income approach to determine fair value.  This method uses valuation techniques to convert future amounts to a single present amount.  The measurement is based on the value indicated by current market expectations about those future amounts.

ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to active markets for identical assets and liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The Company classifies fair value balances based on the observability of those inputs.  The three levels of the fair value hierarchy are as follows:

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

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the balance sheet at September 30, 2013:

	Quoted Prices in	Significant Other Observable Inputs (Level 2)
	Active Markets for		Significant Unobservable Inputs (Level 3)
Identical Assets or
	Liabilities (Level 1)			Total

Derivative Instruments	$-	$-	$433,024	$433,024

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the balance sheet at September 30, 2012:

	Quoted Prices in	Significant Other Observable Inputs (Level 2)
	Active Markets for		Significant Unobservable Inputs (Level 3)
Identical Assets or
	Liabilities (Level 1)			Total

Derivative Instruments	$-	$-	$6,983,690	$6,983,690

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3), as of September 30, 2013 and 2012:

	2013	2012

Beginning balance	$6,983,690	$7,261,073
Issuances	4,200,000	6,706,667
Settlements	-	(5,072,367)
Realized and unrealized gains recorded in Earnings	(10,750,066)	(1,911,683)
Ending balance	$433,024	$6,983,690

The fair values of the Company’s derivative instruments disclosed above are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock as well as U.S. Treasury Bill rates are observable in active markets.

13.  SETTLEMENT OF LEGAL MATTERS

A Settlement Agreement, signed in May 2011, between the Company and thirteen hedge funds (the “plaintiffs”) resolved all claims arising from a lawsuit initiated by the plaintiffs in October 2009.  As previously  disclosed by the Company in its public filings, in August 2006 the plaintiffs (or their predecessors) purchased from the Company Series K notes convertible into the Company’s common stock and Series K warrants to purchase the Company’s common stock under agreements which provided the Series K notes and warrants with anti-dilution  protection if the Company sold additional shares of common stock, or securities convertible  into common stock, at a price below the then applicable conversion price of the notes or the exercise price of the warrants.  In their lawsuit, the plaintiffs alleged that a March 2009 drug marketing and distribution agreement in which the Company sold units of common stock and warrants to an unrelated third party triggered these anti-dilution provisions, and that the Company failed to give effect to these provisions.  The plaintiffs sought $30 million in actual damages, $90 million in punitive damages, the issuance of additional shares of common stock and warrants, and a reduction in the conversion price of the Series K notes and the exercise price of the Series K warrants.  The Company denied the plaintiffs’ allegations in the lawsuit and asserted that the 2009 agreement was a strategic transaction which did not trigger the anti-dilution provisions of the 2006 financing agreements.

Although the Company believed the plaintiffs’ claims were without merit, the Company was of the opinion that a settlement of the lawsuit was in the best interests of its shareholders. The settlement was entered into to avoid the substantial costs of further litigation and the risk and uncertainty that litigation entails. By ending this dispute, and ending the significant demands on the time and attention of the Company’s management necessary to respond to the litigation, the Company was better able to focus on executing its ongoing Phase III clinical trial with its investigational cancer drug Multikine.

Under the terms of the Settlement Agreement and related agreements, the plaintiffs and the Company terminated the pending litigation and released each other from all claims each may have had against the other, with certain customary exceptions.  The Company agreed to make a $3 million cash payment and issue convertible promissory notes with an aggregate principal amount of $4.95 million and 4,050 shares of redeemable Series A Preferred Stock. The total settlement cost of $12 million was recorded as other expense in fiscal year 2011.   The preferred shares were fully redeemed during the year ended September 30, 2011. All convertible notes had been paid as of March 1, 2012.

14. NET LOSS PER COMMON SHARE

Basic loss per share excludes dilution and is computed by dividing net loss by the weighted average of common shares outstanding for the period.  Diluted loss per share reflects the potential dilution that could occur if securities or other common stock equivalents (convertible preferred stock, convertible debt, warrants to purchase common stock and common stock options) were exercised or converted into common stock.  The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations:

	2013	2012	2011

Net loss – available to common shareholders	$(9,230,478)	$(17,645,930)	$(26,780,712)
Less: Gain on derivative instruments	(10,750,666)	(1,911,683)	(4,199,256)
Net loss - diluted	$(19,981,144)	$(19,557,613)	$(30,979,968)

Weighted average number of shares - basic and diluted	30,279,442	25,183,654	20,848,899

Loss per share - basic	$(0.30)	$(0.70)	$(1.28)
Loss per share - diluted	$(0.66)	$(0.78)	$(1.49)

Excluded from the above computations of weighted-average shares for diluted net loss per share were options and warrants to purchase 43,791, 907,301 and 2,535,371 shares of common stock as of September 30, 2013, 2012 and 2011, respectively.  These securities were excluded because their inclusion would have an anti-dilutive effect on net loss per share diluted.

15.  SEGMENT REPORTING

ASC 280, “Disclosure about Segments of an Enterprise and Related Information” establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders.  This topic also establishes standards for related disclosures about products and services and geographic areas.  Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance.  The Company’s chief decision maker, as defined under this topic, is the Chief Executive Officer.  To date, the Company has viewed its operations as principally one segment, the research and development of certain drugs and vaccines.  As a result, the financial information disclosed herein materially represents all of the financial information related to the Company’s principal operating segment.

16.  QUARTERLY INFORMATION (UNAUDITED)

The following quarterly data are derived from the Company’s statements of operations.

Financial Data
Fiscal 2013
	Three months	Three months	Three months	Three months
	ended	Ended	ended	ended	Year ended
	December 31 2012	March 31, 2013	June 30, 2013	September 30, 2013	September 30, 2013
Revenue	$15,000	$15,405	$113,728	$15,450	$159,583
Operating expenses	5,059,457	4,255,229	5,626,927	5,087,191	20,027,859
Non operating expenses, net	(11,987)	(11,811)	(13,666)	(14,928)	(53,337)
Gain on derivative instruments	2,746,198	3,538,264	1,079,392	3,386,812	10,750,666
Net loss	(2,310,246)	(713,371)	(4,447,473)	(1,699,857)	(9,170,947)
Modification of warrants	-	-	(59,531)	-	(59,531)
Net loss available to
common shareholders	$(2,310,246)	$(713,371)	$(4,507,004)	$(1,699,857)	$(9,230,478)
Net loss per share-basic	$(0.08)	$(0.02)	$(0.15)	$(0.05)	$(0.30)
Net loss per share-diluted	$(0.18)	$(0.14)	$(0.18)	$(0.16)	$(0.66)
Weighted average shares-basic and diluted	28,311,602	30,901,177	30,930,650	30,994,932	30,279,442

Fiscal 2012
	Three months	Three months	Three months	Three months
	ended	ended	ended	ended	Year ended
	December 31 2011	March 31, 2012	June 30, 2012	September 30, 2012	September 30, 2012
Revenue	$5,024	$106,543	$35,000	$108,043	$254,610
Operating expenses	4,448,300	4,368,900	4,248,098	4,432,152	17,497,450
Non operating income (expenses)	(94,407)	(27,275)	(12,737)	(11,734)	(146,153)
Gain/(loss) on derivative instruments	956,470	(4,204,327)	3,390,389	1,769,151	1,911,683
Net loss	(3,581,213)	(8,493,959)	(835,446)	(2,566,692)	(15,477,310)
Issuance of additional shares due to reset provision	(250,000)	-	-	-	(250,000)
Modification of warrants	(325,620)	-	-	-	(325,620)
Inducement warrants	-	(1,593,000)	-	-	(1,593,000)
Net loss available to
common shareholders	$(4,156,833)	$(10,086,959)	$(835,446)	$(2,566,692)	$(17,645,930)
Net loss per share-basic	$(0.18)	$(0.41)	$(0.03)	$(0.09)	$(0.70)
Net loss per share-diluted	$(0.22)	$(0.41)	$(0.16)	$(0.16)	$(0.78)
Weighted average shares-basic and diluted	22,856,844	24,736,959	25,846,758	27,297,495	25,183,654

The Company has experienced large swings in its quarterly gains and losses in 2013 and 2012. These swings are caused by the changes in the fair value of convertible debt and warrants each quarter.  These changes in the fair value of these securities are recorded on the statements of operations.

17.  SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has reviewed subsequent events through the date of the filing.

On October 11, 2013, the Company announced that it had underwritten a public offering of units of common stock and warrants at a price of $1.00 per unit for net proceeds of $16,400,000, net of underwriting discounts and commissions and offering expenses of the Company.  Each unit consists of one share of common stock and a warrant to purchase one share of common stock.  The warrants are immediately exercisable and expire on October 11, 2018, and have an exercise price of $1.25.  The underwriters had an option for 45 days to purchase up to an additional 15% of the shares and/or warrants to cover overallotments. In November 2013, the underwriters purchased an additional 2,648,913 warrants pursuant to the overallotment option for which the Company received proceeds of $24,370.

On October 31, 2013, the Company announced the commencement of arbitration proceedings against inVentiv Health Clinical, LLC (f/k/a PharmaNet, LLC), the Company's former clinical research organization. The arbitration claim, initiated under the Commerical Rules of the American Arbitration Association, alleges (i) breach of contract, (ii) fraud in the inducement, and (iii) common law fraud, and seeks at least $50 million in damages. The Company filed this arbitration because, among other reasons, the number of patients that have been enrolled and treated in the study fell below the level agreed to with inVentiv Health Clinical, LLC. In April 2013, the Company dismissed inVentiv Health Clinical, LLC and replaced it with two clinical reseach organizations, Aptiv Solutions, Inc. and Ergomed Clinical Research Ltd.

On December 12, 2013, inVentiv Health Clinical, LLC (inVentiv) filed an answer and counterclaim in response to CEL-SCI's claim against it. The counterclaim alleges breach of contract on the part of CEL-SCI and seeks at least $2 million in damages. On December 20, 2013, inVentiv moved to dismiss certain claims. Given that this matter is at a preliminary stage, the Company is not in a position to predict or assess the likely outcome of these proceedings.

On December 19, 2013, the Company announced that it had underwritten a public offering of units of common stock and warrants at a price of $0.63 per unit for net proceeds of $2,710,000, net of underwriting discounts and commissions and offering expenses of the Company. Each unit consists of one share of common stock and a warrant to purchase one share of common stock. The warrants are immediately exercisable and expire on October 11, 2018, and have an exercise price of $1.25. The underwriters have an option for 45 days to purchase up to an additional 10% of the shares and/or warrants to cover overallotments. On December 23, 2013, the underwriters exercised the option for the full 10% overallotment for additional net proceeds of approximately $379,000.