Form 10-Q
period 2013-12-31
CEL SCI CORP
filed 2014-02-10
CIK 725363

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐  No ☑

Class of Stock	No. Shares Outstanding	Date
Common	55,940,156	February 4, 2014

TABLE OF CONTENTS

		Page

PART I FINANCIAL INFORMATION

Item 1.

	Condensed Balance Sheets at December 31, 2013 and September 30, 2013 (unaudited)	3

	Condensed Statements of Operations for the three months Ended December 31, 2013 and 2012 (unaudited)	4

	Condensed Statements of Cash Flows for the three months Ended December 31, 2013 and 2012 (unaudited)	5

	Notes to Condensed Financial Statements (unaudited)	7

Item 2.

	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.

	Quantitative and Qualitative Disclosures about Market Risks	26

Item 4.

	Controls and Procedures	26

PART II

Item 2.

	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 6.

	Exhibits	27

	Signatures	28

CEL-SCI CORPORATION
BALANCE SHEETS
DECEMBER 31, 2013 AND SEPTEMBER 30, 2013
(UNAUDITED)

	DECEMBER 31,	SEPTEMBER 30,
ASSETS	2013	2013

CURRENT ASSETS:
Cash and cash equivalents	$13,494,028	$41,612
Receivables	45,879	74,263
Prepaid expenses	988,699	780,523
Deposits - current portion	150,000	-
Inventory used for R&D and manufacturing	1,347,257	1,016,628
Deferred rent - current portion	585,156	598,717

Total current assets	16,611,019	2,511,743

RESEARCH AND OFFICE EQUIPMENT AND
LEASEHOLD IMPROVEMENTS-- less accumulated
depreciation and amortization of $3,010,439
and $2,967,345	463,053	489,336

PATENT COSTS--less accumulated
amortization of $1,161,540 and $1,151,852	317,460	318,195

DEFERRED RENT - net of current portion	5,285,781	5,448,381

DEPOSITS - net of current portion	2,120,917	2,070,917

TOTAL ASSETS	$24,798,230	$10,838,572

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,627,765	$1,924,482
Accrued expenses	346,401	113,496
Due to employees	280,464	386,337
Related party loan	1,104,057	1,104,057
Deferred rent - current portion	9,274	8,529
Lease obligation - current portion	11,463	8,212

Total current liabilities	3,379,424	3,545,113

Derivative instruments	6,143,278	433,024
Deferred revenue	126,545	126,545
Deferred rent - net of current portion	6,381	7,875
Lease obligation - net of current portion	24,445	20,925
Deposits held	5,000	5,000

Total liabilities	9,685,073	4,138,482

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value--200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized,
55,852,992 shares and 31,025,019 shares issued and outstanding
at December 31, 2013 and September 30, 2013, respectively	558,530	310,250
Additional paid-in capital	231,049,613	218,550,408
Accumulated deficit	(216,494,986)	(212,160,568)

Total stockholders' equity	15,113,157	6,700,090

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$24,798,230	$10,838,572

See notes to financial statements.

CEL-SCI CORPORATION
 STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2013 and 2012
(UNAUDITED)

	2013	2012

OTHER INCOME	$113,144	$15,000

OPERATING EXPENSES:
Research and development (excluding
R&D depreciation of $41,673 and $104,864
respectively, included below)	4,019,541	2,924,722
Depreciation and amortization	56,699	133,450
General & administrative	1,971,214	2,001,285

Total operating expenses	6,047,454	5,059,457

OPERATING LOSS	(5,934,310)	(5,044,457)

GAIN ON DERIVATIVE INSTRUMENTS	1,610,817	2,746,198

INTEREST INCOME	31,757	29,415

INTEREST EXPENSE	(42,682)	(41,402)

NET LOSS	(4,334,418)	(2,310,246)

ISSUANCE OF ADDITIONAL SHARES DUE TO RESET PROVISIONS	(1,117,447)	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(5,451,865)	$(2,310,246)

NET LOSS PER COMMON SHARE
BASIC	$(0.11)	$(0.08)

DILUTED	$(0.15)	$(0.18)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC	48,215,919	28,311,602

DILUTED	48,215,919	28,311,602

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2013 and 2012
(UNAUDITED)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (4,334,418)	$ (2,310,246)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	56,699	133,450
Issuance of common stock, warrants and options for services	137,729	54,485
Modification of warrants issued for services	76,991	-
Employee option cost	510,278	966,585
Common stock contributed to 401(k) plan	37,887	39,711
Impairment loss on abandonment of patents	240	10,223
Loss on retired equipment	-	2,011
Gain on derivative instruments	(1,610,817)	(2,746,198)
(Increase)/decrease in assets:
Receivables	28,384	143,714
Deferred rent	176,161	139,536
Prepaid expenses	(210,367)	471,936
Inventory used for R&D and manufacturing	(330,629)	247,585
Deposits	(200,000)	-
Increase/(decrease) in liabilities:
Accounts payable	(380,943)	(192,358)
Accrued expenses	232,905	23,252
Due to employees	(105,873)	20,843
Deferred rent liability	(749)	688

Net cash used in operating activities	(5,916,522)	(2,994,783)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(8,587)	(16,093)
Expenditures for patent costs	-	(125)

Net cash used in investing activities	(8,587)	(16,218)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	19,380,190	9,807,375
Payments on obligations under capital leases	(2,665)	(1,025)

Net cash provided by financing activities	19,377,525	9,806,350

NET INCREASE
IN CASH AND CASH EQUIVALENTS	13,452,416	6,795,349

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,612	3,941,042

CASH AND CASH EQUIVALENTS, END OF PERIOD	$ 13,494,028	$ 10,736,391

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2013 and 2012
(UNAUDITED)

	2013	2012
ISSUANCE OF WARRANTS:
Increase in derivative liabilities	$(7,321,071)	$(4,200,000)
Decrease in additional paid-in capital	7,321,071	4,200,000

	$-	$-

ISSUANCE OF ADDITIONAL SHARES
Increase in common stock	$(15,631)	$-
Increase additional paid-in capital	(1,101,786)	-
Decrease additional paid-in capital	1,117,417	-

	$-	$-

ISSUANCE OF COMMON STOCK FOR PREPAID SERVICES
Increase additional paid-in capital	$(55,362)	$(236,165)
Increase in prepaid expenses	55,362	236,165

	$-	$-

PATENT COSTS INCLUDED IN
ACCOUNTS PAYABLE:
Increase in patent costs	$9,208	$8,641
Increase in accounts payable	(9,208)	(8,641)

	$-	$-

NON-CASH EQUIPMENT COSTS
Increase in research and office equipment	$12,126	$36,622
Increase in accounts payable	(2,664)	-
Increase in capital lease obligation	(9,462)	(36,622)

	$-	$-

CAPITAL LEASE PAYMENTS INCLUDED IN
ACCOUNTS PAYABLE:
Decrease in capital lease obligation	$26	$1,105
Increase in accounts payable	(26)	(1,105)

	$-	$-

OFFERING COSTS INCLUDED IN
ACCOUNTS PAYABLE:
Decrease additional paid-in capital	$72,328	$-
Increase in accounts payable	(72,328)	-

	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION:
Cash expenditure for interest expense	$56,509	$41,878

See notes to financial statements.

CEL-SCI CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2013 AND 2012 (UNAUDITED)

A.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of CEL-SCI Corporation (the Company) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, these interim condensed financial statements should be read in conjunction with the  financial statements and notes included in the Company’s annual report on Form 10-K for the year ended September 30, 2013.

In the opinion of management, the accompanying unaudited condensed financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company’s financial position as of December 31, 2013 and the results of its operations for the three months then ended.  The condensed balance sheet as of September 30, 2013 is derived from the September 30, 2013 audited financial statements.  Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.  The results of operations for the three months ended December 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the entire year.

Summary of Significant Accounting Policies:

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

Research and Development Costs - Research and development costs are expensed as incurred.

Income Taxes - The Company uses the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.  A full valuation allowance was recorded against the deferred tax assets as of December 31, 2013 and September 30, 2013.

Derivative Instruments – The Company has entered into financing arrangements that contain embedded derivative features.  The Company has also issued warrants to various parties in connection with work performed by these parties.  The Company accounts for these arrangements in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” In accordance with accounting principles generally accepted in the United States (“GAAP”), derivative instruments and hybrid instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments.  The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.  The derivative liabilities are remeasured at fair value at the end of each interim period as long as they are outstanding.

Deferred Rent (Asset) –Consideration paid, including deposits, related to operating leases is recorded as a deferred rent asset and amortized as rent expense over the lease term. Interest on the deferred rent is calculated at 3% on the funds deposited on the manufacturing facility and is included in deferred rent. This interest income will be used to offset future rent.

Stock-Based Compensation – Compensation cost for all stock-based awards is measured at fair value as of the grant date in accordance with the provisions of ASC 718 “Stock Compensation Expense”.  The fair value of the stock options is calculated using the Black-Scholes option pricing model.  The Black-Scholes model requires various judgmental assumptions including volatility and expected option life.  The stock-based compensation cost is recognized on the straight line allocation method as expense over the requisite service or vesting period.

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

Reclassification – Certain prior year items have been reclassified to conform to the current year presentation.

B.           NEW ACCOUNTING PRONOUNCEMENTS

There are no significant new accounting pronouncements that would impact the condensed financial statements.

C.           STOCKHOLDERS’ EQUITY

Stock options, stock bonuses and compensation granted by the Company as of December 31, 2013 are as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued as Stock Bonus	Remaining Options/Shares Under Plans
Incentive Stock Option Plans	1,960,000	1,573,597	N/A	145,703
Non-Qualified Stock Option Plans	5,680,000	3,674,544	N/A	1,443,537
Stock Bonus Plans	1,594,000	N/A	958,325	634,919
Stock Compensation Plan	1,350,000	N/A	791,145	558,855

There were zero and 1,437,466 options granted to employees and directors during the three months ended December 31, 2013 and 2012, respectively.

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

Stock-Based Compensation Expense

	Three Months Ended December 31,
	2013	2012

Employees	$510,278	$966,585
Non-employees	$214,720	$107,818

At December 31, 2013 and September 30, 2013, respectively, non-employee stock compensation expense excluded $55,362 and $57,553 of prepaid consulting expenses.

Derivative Liabilities, Warrants and Other Options

Below is a chart showing the derivative liabilities, warrants and other options outstanding at December 31, 2013:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrant	Exercise Price	Expiration Date	Reference

Series N	8/18/08	2,951,420	0.53	8/18/14	1
Series A	6/24/09	130,347	5.00	12/24/14	1
Schleuning (Series A)	7/8/09	16,750	5.00	1/8/15	1
Series B	9/4/09	50,000	6.80	9/4/14	1
Series C	8/20/09 – 8/26/09	463,487	5.50	2/20/15	1
Series E	9/21/09	71,428	17.50	8/12/14	1
Series F	10/6/11	1,200,000	4.00	10/6/14	1
Series G	10/6/11	66,667	4.00	8/12/14	1
Series H	1/26/12	1,200,000	5.00	8/1/15	1
Series Q	6/21/12	1,200,000	5.00	12/22/15	1
Series R	12/6/12	2,625,000	4.00	12/6/16	1
Series S	10/11/13-12/24/13	25,713,095	1.25	10/11/18	1

Series L	4/18/07	25,000	7.50	4/17/14	2
Series L (repriced)	4/18/07	70,000	2.50	4/2/15	2
Series M (modified)	4/18/07	500,000	1.00	4/20/14	2

Series P	2/10/12	590,001	4.50	3/6/17	3

Private Investors	7/18/05-6/30/09	740,938	5.60-8.20	1/26/14 - 7/18/14	4

Warrants held by Officer and Director	6/24/09-7/6/09	349,754	4.00 – 5.00	12/24/14 – 1/6/15	5

Consultants	2/15/05-10/28/13	200,750	0.85-20.00	5/20/14 - 12/27/17	6

1.   Derivative Liabilities

See below for details of the balances of derivative instruments at December 31, 2013 and September 30, 2013.

	December 31, 2013	September 30, 2013

Series A through E warrants	$6,106	$6,106
Series N warrants	531,255	41,501
Series F and G warrants	12,667	12,667
Series H warrants	12,000	36,000
Series Q warrants	24,000	48,000
Series R warrants	157,500	288,750
Series S warrants	5,339,750	-

Total derivative liabilities	$6,143,278	$433,024

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

Series A through E Warrants

The Company accounted for the Series A through E Warrants as derivative liabilities in accordance with ASC 815.  These warrants do not qualify for equity accounting and must be accounted for as derivative liabilities since the warrant agreements provide the holder with the right, at its option, to require the Company to a cash settlement of the warrants at Black-Scholes value in the event of a Fundamental Transaction, as defined in the warrant agreement.  Since the occurrence of a Fundamental Transaction is not entirely within the Company's control, there exist circumstances that would require net-cash settlement of the warrants while holders of shares would not receive a cash settlement.

In June 2009, the Company issued 1,011,656 Series A warrants exercisable at $5.00 per share in connection with a financing.  The cost of the warrants of $2,775,021 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities.  As of December 31, 2013, 130,347 of these warrants remained outstanding.  As of December 31, 2013 and September 30, 2013, the fair value of the remaining Series A warrants was $1,303.

In July 2009, the Company issued 16,750 warrants to a private investor.  The warrants were issued with an exercise price of $5.00 per share and valued at $43,550 using the Black Scholes method. The cost of the warrants was accounted for as a debit to additional paid-in capital and a credit to derivative liabilities. As of December 31, 2013, 16,750 warrants remained outstanding.  As of December 31, 2013 and September 30, 2013, the fair value of the remaining warrants was $168.

In connection with a loan received and fully repaid in a prior period, the Company issued 50,000 Series B warrants with an exercise price of $6.80 per share.  As of December 31, 2013, 50,000 Series B warrants remained outstanding.  As of December 31, 2013 and September 30, 2013, the fair value of the remaining Series B warrants was $0.

In connection with an August 2009 financing, the Company issued 539,222 Series C warrants exercisable at $5.50 per share.  As of December 31, 2013, 463,487 of these warrants remained outstanding.    As of December 31, 2013 and September 30, 2013, the fair value of the remaining Series C warrants was $4,635.

In September 2009, the Company issued 71,428 Series E warrants with an exercise price of $17.50 per share to the placement agent in connection with a financing. As of December 31, 2013, 71,428 Series E warrants remained outstanding.  As of December 31, 2013 and September 30, 2013, the fair value of the remaining Series E warrants was $0.

For the three months ended December 31, 2013 and 2012, the Company recorded a gain of $0 and $332,436, respectively, on the Series A through E warrants.

Series N Warrants

In October 2011, the Company sold 1,333,333 shares of its common stock to private investors for $4,000,000, or $3.00 per share.  This financing triggered the reset provision in the Series N warrants, which allows for adjustments in the exercise price if subsequent equity sales are offered at a lower price.  As a result, the outstanding 389,078 Series N warrants issued to investors in connection with a prior year financing, were reset from $4.00 to $3.00.  In addition, the investors were issued 129,693 warrants exercisable at $3.00 per share at an initial cost of $220,478.  The cost was accounted for as a debit to loss on derivatives and a credit to derivative liabilities.

On October 11, 2013 and December 24, 2013, in connection with public offerings of common stock on those dates, the Company issued the Series N warrant holders 2,432,649 additional warrants as required by the warrant agreements.  As of December 31, 2013, 2,951,420 Series N warrants remain outstanding.  As of December 31, 2013 and September 30, 2013, the values of the Series N warrants were $531,255 and $41,501, respectively.  During the three months ended December 31, 2013 and 2012, the Company recorded a loss of $489,754 and a gain of $311,262 on the Series N warrants, respectively.

Series F and G Warrants

In October 2011, in connection with a financing, the Company issued 1,200,000 Series F warrants exercisable at $4.00 per share at any time prior to October 6, 2014.  The Company also issued 66,667 Series G warrants exercisable at $4.00 per share to the placement agent for this offering.  The Series G warrants are exercisable at any time prior to August 12, 2014.  The initial cost of the warrants of $2,146,667 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities. As of December 31, 2013 and September 30, 2013, the fair value of the Series F and G warrants was $12,667. During the three months ended December 30, 2013 and 2012, the Company recorded a gain on the Series F and G warrants of $0 and $640,000, respectively.

Series H Warrants

In January 2012, in connection with a financing, the Company issued 1,200,000 Series H warrants exercisable at $5.00 per share at any time prior to August 1, 2015. The initial cost of the warrants of $2,400,000 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities. As of December 31, 2013 and September 30, 2013, the fair values of the Series H warrants were $12,000 and $36,000, respectively.   During the three months ended December 31, 2013 and 2012, the Company recorded a gain of $24,000 and $600,000, respectively, on the Series H warrants.

Series Q Warrants

In June 2012, in connection with a financing, the Company issued 1,200,000 Series Q warrants exercisable at $5.00 per share at any time prior to December 22, 2015.  The initial cost of the warrants of $2,160,000 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities. As of December 31, 2013 and September 30, 2013, the fair values of the Series Q warrants were $24,000 and $48,000, respectively.   During the three months ended December 31, 2013 and 2012 the Company recorded a gain of $24,000 and $600,000, respectively, on the Series Q warrants.

Series R Warrants

In December 2012 the Company sold 3,500,000 shares of its common stock for $10,500,000, or $3.00 per share, in a registered direct offering.  The investors in this offering also received Series R warrants which entitle the investors to purchase up to 2,625,000 shares of the Company’s common stock.  The Series R warrants may be exercised at any time before December 7, 2016 at a price of $4.00 per share.   The initial cost of the warrants of $4,200,000 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities. As of December 31, 2013 and September 30, 2013, the fair value of the derivative liabilities totaled $157,500 and $288,750, respectively.  During the three months ended December 31, 2013 and the Company recorded a gain of $131,250 and $262,500, respectively, on the Series R warrants.

Series S Warrants

On October 11, 2013, the Company closed a public offering of 17,826,087 units of common stock and warrants at a price of $1.00 per unit for net proceeds of $16,400,000, net of underwriting discounts and commissions and offering expenses of the Company.  Each unit consisted of one share of common stock and one Series S warrant to purchase one share of common stock.  The Series S warrants are immediately exercisable, expire on October 11, 2018, and have an exercise price of $1.25.  In November 2013, the underwriters purchased an additional 2,648,913 warrants pursuant to the overallotment option, for which the Company received net proceeds of $24,370.

On December 24, 2013, the Company closed a public offering of 4,761,905 units of common stock and warrants at a price of $0.63 per unit for net proceeds of $2,790,000, net of underwriting discounts and commissions and offering expenses of the Company.  Each unit consisted of one share of common stock and one Series S warrant to purchase one share of common stock.  The Series S warrants are immediately exercisable, expire on October 11, 2018, and have an exercise price of $1.25. The underwriters purchased an additional 476,190 units of common stock and warrants pursuant to the overallotment option, for which the Company received net proceeds of approximately $279,000.

The initial cost of the S warrants of $7,321,071 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities. As of December 31, 2013, the fair value of the derivative liabilities totaled $5,399,750.  During the three months ended December 31, 2013, the Company recorded a gain of $1,921,321 on the Series S warrants.

1.	Series L and M Warrants

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

In April 2012, the 25,000 Series L warrants were transferred to a consultant exercisable at a price of $7.50 per share and were extended for two years from the current expiration date.  The additional value of $43,910 was accounted for as a credit to additional paid-in capital and a debit to general and administrative expense.  In June 2012, 10,167 Series L warrants with an exercise price of $7.50 per share, expired.  In April 2013, 100,000 Series L warrants were repriced to $2.50 and extended for two years to April 2, 2015 in return for a reduction in outstanding warrants to 70,000.  The additional cost of $59,531 was recorded as a debit and a credit to additional paid-in capital and was a deemed dividend.  This cost was included in modification of warrants and increased the net loss available to shareholders on the statements of operations.  As of December 31, 2013, 70,000 of the Series L warrants at the reduced exercise price of $2.50 and 25,000 warrants at the original exercise price of $7.50 remained outstanding.

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

In October 2013, the Company reduced the exercise prices of the Series M warrants from $3.40 to $1.00 in exchange for a reduction in the number of warrants from 600,000 to 500,000.  The additional cost of $76,991 was recorded as non-employee stock compensation expense.  As of December 31, 2013, 500,000 Series M warrants at the reduced exercise price of $1.00 remained outstanding.

3.	Series O and P Warrants

In March 2009, as further consideration for its rights under a licensing agreement, Byron Biopharma LLC (“Byron”) purchased 375,000 Units from the Company at a price of $2.00 per Unit.  Each Unit consisted of one share of the Company’s common stock and two Series O warrants.  All Series O warrants were exercised by September 30, 2012.

On February 10, 2012, the Company issued 590,001 Series P warrants to the former holder of the Series O warrants as an inducement for the early exercise of the Series O warrants. Series O warrants entitled the holder to purchase 590,001 shares of the Company’s common stock at a price of $2.50 per share at any time on or prior to March 6, 2016.  The Series P warrants allow the holder to purchase up to 590,001 shares of the Company’s common stock at a price of $4.50 per share.  The Series P warrants are exercisable at any time prior to March 6, 2017.  The warrants were accounted for as an equity transaction using the Black-Scholes method to value the warrants.  The fair value of the warrants was calculated to be $1,593,000.  This cost was recorded as a debit and a credit to additional paid-in capital.    As of December 31, 2013, 590,001 Series P warrants remained outstanding.

4.	Private Investor Warrants

In February 2011, 132,500 warrants issued to an investor with exercise prices between $5.60 and $8.20 were extended for three years.  The additional value of $406,912 was calculated using the Black Scholes method and was accounted for as a debit and a credit to additional paid-in capital.  As of December 31, 2013, 132,500 warrants remained outstanding.

In January 2009, as part of an amended lease agreement on the manufacturing facility, the Company repriced 300,000 warrants issued to the lessor in July 2007 at $12.50 per share and which were to expire on July 12, 2013. These warrants were repriced at $7.50 per share and expire on January 26, 2014. The cost of this repricing and extension of the warrants was $70,515 and was accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital.  In addition, 78,750 additional warrants were given to the lessor of the manufacturing facility on the same date, exercisable at a price of $7.50 per share, and will expire on January 26, 2014. The cost of these warrants was $45,207 and was accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital.  As of December 31, 2013, 378,750 warrants remained outstanding.

Between March 31 and June 30, 2009, 229,688 warrants were issued at $7.50 to the leaseholder on the manufacturing facility in consideration for the deferral of rent payments.  As of December 31, 2013, 229,688 warrants remained outstanding.

3.	Warrants Held by Officer and Director

Between December 2008 and June 2009, Maximilian de Clara, the Company’s President and a director, loaned the Company $1,104,057 under a note payable.  In June 2009, the Company issued 164,824 warrants, exercisable at $4.00 per share, to Mr. De Clara.  The warrants are exercisable at any time prior to December 24, 2014.  These warrants were valued at $65,796 using the Black-Scholes method.  In July 2009, as consideration for a further extension of the loan, the Company issued 184,930 warrants, exercisable at $5.00 per share, to Mr. De Clara.  These warrants were valued at $341,454 using the Black-Scholes method and can be exercised at any time prior to January 6, 2015.  The first warrants were recorded as a discount to the loan and a credit to additional paid-in capital.  The second warrants were recorded as a debit to derivative loss of $831,230, a premium of $341,454 on the loan and a credit to additional paid-in capital of $489,776.  The warrants and premium are fully amortized.  As of December 31, 2013, 349,754 warrants remained outstanding. See Note E for additional information.

4.	Options and Shares Issued to Consultants

As of December 31, 2013, 200,750 options issued to consultants as payment for services remained outstanding, of which 191,250 options were issued from the Non-Qualified Stock Option plans.   On May 22, 2013, 3,000 options previously issued to a consultant from the Non-Qualified Stock Option plans expired.

On October 15, 2013, the Company entered into a consulting agreement for services to be provided through October 14, 2014.  In consideration for services provided, the Company agreed to issue the consultant 100,000 restricted shares in three installments – 34,000 upon signing, 33,000 on January 15, 2014, and 33,000 on March 14, 2014.  Accordingly, during the three months ended December 31, 2013, the Company issued the consultant 34,000 shares of restricted stock at the fair market value of $0.80 per share.  The aggregate fair market value of $27,200 was recorded as a prepaid expense and will be charged to general and administrative expense over the period of service.

On October 20, 2013, the Company entered into a consulting agreement for services to be provided through October 19, 2016.  In consideration for services provided, the Company agreed to issue the consultant 34,164 restricted shares each month of the agreement, with the first three months being issued in advance. Accordingly, the Company issued the consultant 102,492 shares of restricted stock at the fair market value of $0.82 per share.  The aggregate fair market value of $84,043 was recorded as a prepaid expense and will be charged to general and administrative expense over the period of service.  On December 28, 2012, the Company entered into a consulting agreement with this same consultant for services to be provided through December 27, 2013.  In consideration for the services to be provided, the Company issued the consultant 50,000 shares of common stock and 50,000 options to purchase common stock at a price of $2.80 per share.  The common shares were issued at the fair market value on the agreement date of $2.80.  The aggregate fair market value of $140,000 was recorded as a prepaid expense and was charged to general and administrative expense over the period of service.  The fair value of the options issued, as calculated using the Black-Scholes method, was determined to be $98,150 and was also charged to general and administrative expense over the period of service.

On October 28, 2013, the Company entered into a consulting agreement for services to be provided through April 27, 2014.  In consideration for services provided, the Company granted the consultant 60,000 options to purchase common stock at a price of $0.85 per share.  The fair value of the options issued, as calculated using the Black-Scholes method, was determined to be $24,294 and was recorded as a prepaid expense and will be charged to general and administrative expense over the period of service.

During the three months ended December 31, 2013 and 2012, the Company recorded expense of $137,729 and $1,985, respectively relating to these consulting arrangements.  As of December 31, 2013 and September 30, 2013, the Company recorded $55,362 and $57,553, respectively, in prepaid consulting expenses.

D.           FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, “Fair Value Measurements,” the Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  The Company generally applies the income approach to determine fair value.  This method uses valuation techniques to convert future amounts to a single present amount.  The measurement is based on the value indicated by current market expectations with respect to those future amounts.

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

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at December 31, 2013:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$-	$-	$6,143,278	$6,143,278

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at September 30, 2013:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$-	$-	$433,024	$433,024

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the three months ended December 31, 2013 and the year ended September 30, 2013:

	(3 month)	(12 month)
	December 31, 2013	September 30, 2013
Beginning balance	$433,024	$6,983,690
Issuances	7,321,071	4,200,000
Settlements	-	-
Realized and unrealized gains
recorded in earnings	(1,610,817)	(10,750,666)
Ending balance	$6,143,278	$433,024

The fair values of the Company’s derivative instruments disclosed above are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock as well as U.S. Treasury Bill rates are observable in active markets.

E.           LOANS FROM OFFICER

The Company’s President, and a director, Maximilian de Clara, loaned the Company $1,104,057.  The loan from Mr. de Clara bears interest at 15% per year and is secured by a lien on substantially all of the Company’s assets.  The Company does not have the right to prepay the loan without Mr. de Clara’s consent.  The loan was initially payable at the end of March 2009, but was extended to the end of June 2009.   At the time the loan was originally due, and in accordance with the loan agreement, the Company issued Mr. de Clara warrants to purchase 164,824 shares of the Company’s common stock at a price of $4.00 per share.  The warrants are exercisable at any time prior to December 24, 2014.  In June 2009, the loan with Mr. de Clara was extended for the second time to July 6, 2014.  At Mr. de Clara’s option, the loan may be converted into shares of the Company’s common stock.  The number of shares which will be issued upon any conversion will be determined by dividing the amount to be converted by $4.00.  As further consideration for the second extension, Mr. de Clara received warrants to purchase 184,930 shares of the Company’s common stock at a price of $5.00 per share at any time prior to January 6, 2015.  On May 13, 2011, to recognize Mr. de Clara’s willingness to agree to subordinate his note to the convertible preferred shares and convertible debt as part of the settlement agreement, the Company extended the maturity date of the note to July 6, 2015; however, Mr. de Clara may demand payment upon giving the Company a minimum 10 day notice.

During the three months ended December 31, 2013 and 2012, the Company paid $55,203 and $41,402 respectively in interest expense to Mr. de Clara.

F.           OPERATIONS AND FINANCING

The Company has incurred significant costs since its inception in connection with the acquisition of certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities, and clinical trials.  The Company has funded such costs with proceeds from loans and the public and private sale of its common and preferred stock.  The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts.  To date, the Company has not generated any revenue from product sales.  The ability of the Company to complete the necessary clinical trials and obtain US Food & Drug Administration (FDA) approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

The Company is currently running a large multi-national Phase III clinical trial for head and neck cancer with its partners TEVA Pharmaceuticals and Orient Europharma. The Company believes that it has enough capital to support its operations for more than the next twelve months and believes that it has ready access to new equity capital should the need arise. During fiscal year 2013, the Company raised $9.8 million net proceeds from several institutional investors.  During the three months ended December 31, 2013, the Company raised approximately $19.4 million in net proceeds through the sale of common stock and warrants in two public offerings.  These funds are expected to meet the Company’s cash requirements through 2014.  To finance the study beyond the next 12 months, the Company plans to raise additional capital in the form of corporate partnerships, debt and/or equity financings. The Company believes that it will be able to obtain additional financing since Multikine is a Phase III product designed to treat cancer and because it has done so consistently in the past. However, there can be no assurance that the Company will be successful in raising additional funds or that funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of money, the Company will either have to slow down or delay the Phase III clinical trial or even significantly curtail its operations until such time as it is able to raise the required funding.

Since the Company launched its Phase III trial for Multikine, the Company has spent approximately $11,300,000 as of December 31, 2013 on direct costs for the Phase III clinical trial.  The total remaining cash cost of the clinical trial is estimated to be about $33,300,000.  It should be noted that this estimate is based only on the information currently available in the Company’s contracts with the Clinical Research Organizations responsible for managing the Phase III trial.  This number can be affected by the speed of enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen today.  It is therefore possible that the cost of the Phase III trial will be higher than currently estimated.

G.           COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In March 2013, the Company entered into an agreement with Aptiv Solutions to provide certain clinical research services in accordance with a master service agreement.  The Company will reimburse Aptiv for costs incurred.  In May 2013, CEL-SCI made an advance payment of $400,000.  In October 2013, CEL-SCI made the second and final advance payment of $200,000. The funds advanced will be credited back in $150,000 annual increments from December 2014 through December 2017.  As of December 31, 2013, $150,000 of the deposit is classified as a current asset.

In April 2013, the Company entered into a co-development and revenue sharing agreement with Ergomed.  Under the agreement, Ergomed will contribute up to $10 million towards the Company’s Phase III trial in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount.  The Company accounted for the co-development and revenue sharing agreement in accordance with ASC 808 “Collaborative Arrangements”.  The Company determined the payments to Erogmed are within the scope of ASC 730 “Research and Development.”  Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its Statements of Operations.  Since the Company entered into the co-development and revenue sharing agreement with Ergomed it has incurred research and development expenses of approximately $2,017,000 related to Ergomed’s services.  This amount is net of Ergomed’s discount of approximately $634,000. During the three months ended December 31, 2013, the Company recorded, net of Ergomed’s discount, approximately $1,179,000 as research and development expense related to Ergomed’s services.

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

On October 31, 2013, the Company commenced arbitration proceedings against inVentiv Health Clinical, LLC (inVentiv, f/k/a PharmaNet, LLC), the Company’s former clinical research organization.  The arbitration claim, initiated under the Commercial Rules of the American Arbitration Association, alleges (i) breach of contract, (ii) fraud in the inducement, and (iii) common law fraud, and seeks at least $50 million in damages.  The Company filed this arbitration because, among other reasons, the number of patients enrolled and treated in the study fell below the level agreed to with inVentiv.  In April 2013, the Company dismissed inVentiv and replaced it with Aptiv Solutions, Inc. and Ergomed Clinical Research Ltd, as noted above.

On December 12, 2013, inVentiv filed a counterclaim, alleging breach of contract on the part of CEL-SCI and seeking at least $2 million in damages.  On December 20, 2013, inVentiv moved to dismiss certain claims.  Given that this matter is at a preliminary stage, the Company is not in a position to predict or assess the likely outcome of these proceedings.

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

The Company was required to deposit the equivalent of one year of base rent in accordance with the contract.  When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company.  The $1,670,917 is included in non-current assets on December 31, 2013 and September 30, 2013.

The Company subleases a portion of its rental space on a month to month term lease, which requires a 30 day notice for termination. The Company receives $5,150 per month in rent for the subleased space.

The Company leases its research and development laboratory under a 60 month lease which expires February 28, 2017.  The operating lease includes escalating rental payments.  The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate of $11,360 per month.  As of December 31, 2013 and September 30, 2013, the Company has recorded a deferred rent liability of $4,591 and $3,992, respectively.

The Company leases its office headquarters under a 36 month lease which expires June 30, 2015. The operating lease includes escalating rental payments.  The Company is recognizing the related rent expense on a straight line basis over the full 36 month term of the lease at the rate $7,864 per month.  As of December 31, 2013 and September 30, 2013, the Company has recorded a deferred rent liability of $11,065 and $12,412, respectively.

The Company leased office equipment under a capital lease arrangement.  The term of the capital lease is 48 months and expires on September 30, 2016.  The monthly lease payment is $1,025.  The lease bears interest at approximately 16% per annum.

In October 2013, the Company purchased office equipment under a capital lease.  The term of the capital lease is 36 months and it expires on September 30, 2016.  The monthly lease payment is $299.  The lease bears interest at approximately 9% per annum.

H.           PATENTS

During the three months ended December 31, 2013 and 2012, the Company recorded patent impairment charges of $240 and $10,223, respectively.  For the three months ended December 31, 2013 and 2012, amortization of patent costs totaled $9,703 and $23,905, respectively. The Company estimates that future amortization expense will be as follows:

Nine months ending September 30, 2014	$25,252
Year ending September 30,
2015	33,795
2016	33,795
2017	33,795
2018	33,461
2019	31,758
Thereafter	125,604
Total	$317,460

I.           NET LOSS PER SHARE

The Company’s basic and diluted loss per share are as follows:  For the three months ended December 31, 2013 and 2012, the computation of dilutive net loss per share excluded options and warrants to purchase approximately 865,000 and 578,800 shares of common stock because their inclusion would have an anti-dilutive effect.

	Three Months Ended December 31, 2013
	Net Loss	Weighted Average Shares	LPS

Basic loss per share	$(5,451,865)	48,215,919	$(0.11)
Gain on derivatives	(1,610,817)

Dilutive loss per share	$(7,062,652)	48,215,919	$(0.15)

	Three Months Ended December 31, 2012
	Net Loss	Weighted Average Shares	LPS

Basic loss per share	$(2,310,246)	28,311,602	$(0.08)
Gain on derivatives	(2,746,198)

Dilutive loss per share	$(5,056,444)	28,311,602	$(0.18)

J.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were filed and determined there are no subsequent events that require disclosure.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL    CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company’s lead investigational therapy, Multikine® (Leukocyte Interleukin, Injection), is currently being tested in a Phase III clinical trial in advanced primary head and neck cancer. Multikine has been cleared by the regulators in eleven countries around the world, including the US. Multikine is also being used in a Phase I study with the US Naval Medical Center, San Diego under a Cooperative Research and Development Agreement (CRADA) in HIV/HPV co-infected men and women with peri-anal warts.

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

The Company estimates the total cash cost of the Phase III trial, with the exception of the parts that will be paid by its licensees, Teva Pharmaceuticals and Orient Europharma, to be approximately $33,300,000.  This is in addition to approximately $11,300,000 which has been paid as of December 31, 2013.  This estimate is based on the information currently available in the Company’s contracts with the Clinical Research Organization responsible for managing the Phase III trial.  This number can be affected by the speed of enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen today.  It is therefore possible that the cost of the Phase III trial will be higher than currently estimated.

In April 2013, the Company replaced the clinical research organization (CRO) running its Phase III clinical trial. This was necessary since the patient enrollment in the study dropped off substantially following a takeover of the CRO which caused most of the members of the CRO’s study team to leave the CRO.  The Company  has hired two CRO’s who will manage the global Phase III study; Aptiv Solutions and Ergomed who are both international leaders in managing oncology trials. Both CRO’s will help the Company expand the trial by 60-80 clinical sites globally. As of April 2013, the last update given by the Company, the study has enrolled 117 patients and has been conducted at 39 sites in 8 countries, including three centers in Israel where the Company’s partner Teva Pharmaceuticals has the marketing rights, and nine centers in Taiwan where the Company’s partner Orient Europhama has the marketing rights.

Under a co-development agreement, Ergomed will contribute up to $10 million towards the study where it will perform clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount, only from sales for head and neck cancer.  Ergomed, a privately-held firm headquartered in Europe with global operations, has entered into five similar co-development agreements, including one with Genzyme (purchased by Sanofi in 2011 for over $20 billion).  Ergomed will be responsible for the majority of the new patient enrollment since it has a novel model for clinical site management to accelerate patient recruitment and retention.   For example, they have almost 25 physicians who can directly call on clinical sites to aid recruitment and retention.  Some of the Ergomed physicians also have experience of being clinical investigators themselves. The Company believes that this interaction on a physician to physician level is what is needed to help physicians increase enrollment in the Multikine study.

During the three months ended December 31, 2013, the Company’s cash increased by approximately $13,452,000.  Significant components of this increase include net proceeds from the sale of the Company’s stock of approximately $19,380,000 offset by net cash used to fund the Company’s regular operations, including its on-going Phase III clinical trial, of approximately $5,917,000, purchases of equipment of approximately $9,000 and payment on capital leases of approximately $3,000. During the three months ended December 31, 2012, the Company’s cash increased by approximately $6,795,000.  Significant components of this increase include net proceeds from the sale of the Company’s stock of approximately $9,807,000 offset by net cash used to fund the Company’s regular operations, including its on-going Phase III clinical trial, of approximately $2,995,000, purchases of equipment of approximately $16,000 and payment on capital leases of approximately $1,000.

In December 2012, CEL-SCI sold 3,500,000 shares of its common stock for $10,500,000, or $3.00 per share, in a registered direct offering.  The investors in this offering also received Series R warrants which entitle the investors to purchase up to 2,625,000 shares of CEL-SCI’s common stock.  The Series R warrants may be exercised at any time before December 7, 2016 at a price of $4.00 per share.  CEL-SCI paid Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $682,500.

On October 11, 2013, the Company closed a public offering of units of common stock and Series S warrants at a price of $1.00 per unit for net proceeds of $16,400,000, net of underwriting discounts and commissions.  Each unit consisted of one share of common stock and a warrant to purchase one share of common stock.  The warrants are immediately exercisable and expire on October 11, 2018, and have an exercise price of $1.25.  In November 2013, the underwriters purchased an additional 2,648,913 warrants pursuant to the overallotment option, for which the Company received net proceeds of $24,370.

On December 24, 2013, the Company closed a public offering of units of common stock and warrants at a price of $0.63 per unit for net proceeds of $2,790,000, net of underwriting discounts and commissions.  Each unit consisted of one share of common stock and a warrant to purchase one share of common stock.  The warrants are immediately exercisable and expire on October 11, 2018, and have an exercise price of $1.25.   The underwriters exercised the option for the full 10% overallotment, for which the Company received net proceeds of approximately $279,000.

The Company incurred $185,508 in offering costs related to the two offerings which were charged to additional paid in capital and netted against the cash proceeds in the Statement of Cash Flows.

The October and December 2013 financings triggered the reset provision  of the Series N warrants which resulted in the issuance of an additional 1,563,083 shares of common stock.  The cost of additional shares issued was $1,117,447. This cost was recorded as a debit and a credit to additional paid-in capital and was deemed a dividend.

Results of Operations and Financial Condition

During the three months ended December 31, 2013, grant and other income increased by approximately $98,000 compared to the three months ended December 31, 2012.

During the three months ended December 31, 2013, research and development expenses increased by approximately $1,095,000 compared to the three months ended December 31, 2012.  The Company is continuing the Phase III clinical trial and research and development fluctuates based on the activity level of the clinical trial.

During the three months ended December 31, 2013, general and administrative expenses decreased by approximately $30,000 compared to the three months ended December 31, 2012. This decrease is primarily due to decreased costs of employee stock options.

The gain on derivative instruments of approximately $1,611,000 for the three months ended December 31, 2013 was the result of the change in fair value of the derivative liabilities during the period.  This change was caused by fluctuations in the share price of the Company’s common stock.

Interest expense was approximately $43,000 for the three months ended December 31, 2013 and consisted entirely of $42,000 in interest expense on the loan from the Company’s president and $1,000 in interest on capital leases.   Interest expense was approximately $41,000 for the three months ended December 31, 2012 and consisted entirely of interest expense on the loan from the Company’s president.

Research and Development Expenses

During the three month periods ended December 31, 2013 and 2012, the Company’s research and development efforts involved Multikine and LEAPS.  The table below shows the research and development expenses associated with each project.

	Three months ended December 31,
	2013	2012

MULTIKINE	$3,922,477	$2,832,695
LEAPS	97,064	92,027

TOTAL	$4,019,541	$2,924,722

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

Critical Accounting Estimates and Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations is based on its unaudited condensed financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. The Company believes some of the more critical estimates and policies that affect its financial condition and results of operations are in the areas of operating leases and stock-based compensation. For more information regarding the Company’s critical accounting estimates and policies, see Part II, Item 7 of the Company’s 2013 10-K report. The application of these critical accounting policies and estimates has been discussed with the Audit Committee of the Company’s Board of Directors.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has a loan from the president that bears interest at 15%.  The Company does not believe that it has any significant exposures to market risk.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2013.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2013.

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Chief Executive and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the first three months of fiscal year 2014.  There was no change in the Company’s internal control over financial reporting during the three months ended December 31, 2013.

PART II

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Restricted Stock

During the three months ended December 31, 2013 the Company issued 34,000 shares of common stock to a consultant for investor relations services and 1,563,083 shares of common stock to an investor per the reset provision associated with the Company’s Series N financing.

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

CEL-SCI CORPORATION

Date: February , 2014	By:	/s/ Geert Kersten
Geert Kersten, Principal Executive Officer*

*  Also signing in the capacity of the Principal Accounting and Financial Officer.