Form 10-Q
period 2014-03-31
CEL SCI CORP
filed 2014-05-12
CIK 725363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
OR

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
                      Yes ☐                                                                No ☑

Class of Stock                                           No. Shares Outstanding                                                             Date
            Common                                                            65,936,621                                                                   May 6, 2014

CEL-SCI CORPORATION
BALANCE SHEETS
MARCH 31, 2014 AND SEPTEMBER 30, 2013
(UNAUDITED)

	MARCH 31,	SEPTMEBER 30,
ASSETS	2014	2013

CURRENT ASSETS:
Cash and cash equivalents	$10,605,579	$41,612
Receivables	134,949	74,263
Prepaid expenses	966,590	780,523
Deposits - current portion	150,000	-
Inventory used for R&D and manufacturing	1,421,067	1,016,628
Deferred rent - current portion	571,462	598,717

Total current assets	13,849,647	2,511,743

RESEARCH AND OFFICE EQUIPMENT AND
LEASEHOLD IMPROVEMENTS-- less accumulated
depreciation and amortization of $3,054,316
and $2,967,345	424,070	489,336

PATENT COSTS--less accumulated
amortization of $1,168,817 and $1,151,852	322,116	318,195

DEFERRED RENT - net of current portion	5,102,176	5,448,381

DEPOSITS	2,120,917	2,070,917

TOTAL ASSETS	$21,818,926	$10,838,572

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,345,920	$1,924,482
Accrued expenses	500,616	113,496
Due to employees	351,970	386,337
Related party loan	1,104,057	1,104,057
Deferred rent - current portion	10,020	8,529
Lease obligation - current portion	8,240	8,212

Total current liabilities	3,320,823	3,545,113

Derivative instruments	10,991,955	433,024
Deferred revenue	126,591	126,545
Deferred rent - net of current portion	4,887	7,875
Lease obligation - net of current portion	13,340	20,925
Deposits held	5,000	5,000

Total liabilities	14,462,596	4,138,482

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value--200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized,
58,276,571 shares and 31,025,019 shares issued and outstanding
at March 31, 2014 and September 30, 2013, respectively	582,766	310,250
Additional paid-in capital	236,634,130	218,550,408
Accumulated deficit	(229,860,566)	(212,160,568)

Total stockholders' equity	7,356,330	6,700,090

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$21,818,926	$10,838,572

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2014 and 2013
(UNAUDITED)

	2014	2013

OTHER INCOME	$180,301	$30,405

OPERATING EXPENSES:
Research and development (excluding
R&D depreciation of $83,391 and $160,820
respectively, included below)	8,173,539	5,439,363
Depreciation and amortization	108,143	223,863
General & administrative	4,059,364	3,650,516

Total operating expenses	12,341,046	9,313,742

OPERATING LOSS	(12,160,745)	(9,283,337)

(LOSS) GAIN ON DERIVATIVE INSTRUMENTS	(5,521,531)	6,284,462

INTEREST INCOME	62,639	60,367

INTEREST EXPENSE	(80,361)	(85,109)

NET LOSS	(17,699,998)	(3,023,617)

ISSUANCE OF ADDITIONAL SHARES DUE TO RESET PROVISIONS	(1,117,447)	-

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(18,817,445)	$(3,023,617)

NET LOSS PER COMMON SHARE
BASIC	$(0.36)	$(0.10)

DILUTED	$(0.36)	$(0.31)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC	52,183,654	29,592,161

DILUTED	52,183,654	29,592,161

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2014 and 2013
(UNAUDITED)

	2014	2013

OTHER INCOME	$67,157	$15,405

OPERATING EXPENSES:
Research and development (excluding
R&D depreciation of $41,718
and $55,957, respectively, included below)	4,153,998	2,515,585
Depreciation and amortization	51,444	90,413
General & administrative	2,088,150	1,649,231

Total operating expenses	6,293,592	4,255,229

OPERATING LOSS	(6,226,435)	(4,239,824)

(LOSS) GAIN ON DERIVATIVE INSTRUMENTS	(7,132,348)	3,538,264

INTEREST INCOME	30,882	30,952

INTEREST EXPENSE	(37,679)	(42,763)

NET LOSS	$(13,365,580)	$(713,371)

NET LOSS PER COMMON SHARE
BASIC	$(0.24)	$(0.02)

DILUTED	$(0.24)	$(0.14)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC	56,239,562	30,901,177

DILUTED	56,239,562	30,901,177

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2014 and 2013
(UNAUDITED)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,699,998)	$(3,023,617)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	108,143	223,863
Issuance of common stock, warrants and options for services	344,518	155,022
Modification of warrants issued for services	76,991	-
Equity based compensation	1,030,429	1,523,349
Common stock contributed to 401(k) plan	76,709	79,709
Impairment loss on abandonment of patents	240	10,651
Loss on retired equipment	-	3,844
Loss (gain) on derivative instruments	5,521,531	(6,284,462)
(Increase)/decrease in assets:
Receivables	(60,686)	119,055
Deferred rent	373,460	274,569
Prepaid expenses	(144,072)	214,679
Inventory used for R&D and manufacturing	(404,439)	97,708
Deposits	(200,000)	-
Increase/(decrease) in liabilities:
Accounts payable	(547,868)	(150,880)
Accrued expenses	387,120	40,084
Deferred revenue	46	45
Due to employees	(34,367)	42,702
Deferred rent liability	(1,497)	664

Net cash used in operating activities	(11,173,740)	(6,673,015)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(27,418)	(76,835)
Expenditures for patent costs	(25,166)	(10,136)

Net cash used in investing activities	(52,584)	(86,971)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	19,285,577	9,807,375
Proceeds from exercise of warrants	2,508,815	-
Payments on obligations under capital leases	(4,101)	(2,694)

Net cash provided by financing activities	21,790,291	9,804,681

NET INCREASE
IN CASH AND CASH EQUIVALENTS	10,563,967	3,044,695

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,612	3,941,042

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,605,579	$6,985,737

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2014 and 2013
(UNAUDITED)
	2014	2013
ISSUANCE OF WARRANTS:
Increase in derivative liabilities	$(7,321,071)	$(4,200,000)
Decrease in additional paid-in capital	7,321,071	4,200,000

	$-	$-

ISSUANCE OF ADDITIONAL SHARES
Increase in common stock	$(15,631)	$-
Increase additional paid-in capital	(1,101,786)	-
Decrease additional paid-in capital	1,117,417	-

	$-	$-
EXERCISE OF WARRANTS
Increase in common stock	$(657)	$-
Increase in additional paid-in capital	(974,486)	-
Decrease in derivative liabilities	975,143	-

	$-	$-

RECLASSIFICATION OF WARRANTS FROM LIABILITY TO EQUITY
Increase in additional paid-in capital	$(1,308,528)	$-
Decrease in derivative liabilities	1,308,528	-

	$-	$-

ISSUANCE OF COMMON STOCK FOR PREPAID SERVICES
Increase in additional paid-in capital	$(41,995)	$(176,628)
Increase in prepaid expenses	41,995	176,628

	$-	$-

ISSUANCE OF COMMON STOCK FOR PATENT COSTS
Increase in common stock	$(87)	$-
Increase in additional paid-in capital	(9,912)	-
Increase in patent costs	9,999	-

	$-	$-

PATENT COSTS INCLUDED IN
ACCOUNTS PAYABLE:
(Decrease)/increase in patent costs	$(14,024)	$9,890
Decrease/(increase) in accounts payable	14,024	(9,890)

	$-	$-
NON-CASH EQUIPMENT COSTS
(Decrease)/increase in research and office equipment	$(1,521)	$49,413
Increase in accounts payable	(1,898)	(12,791)
Decrease/(increase) in capital lease obligation	3,419	(36,622)

	$-	$-

CAPITAL LEASE PAYMENTS INCLUDED IN
ACCOUNTS PAYABLE:
Decrease in capital lease obligation	$37	$1,150
Increase in accounts payable	(37)	(1,150)

	$-	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION:
Cash expenditure for interest expense	$97,911	$84,210

See notes to financial statements.

CEL-SCI CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2014 AND 2013 (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company’s financial position as of March 31, 2014 and the results of its operations for the six and three months then ended.  The condensed balance sheet as of September 30, 2013 is derived from the September 30, 2013 audited financial statements.  Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.  The results of operations for the six and three months ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the entire year.

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

Income Taxes - The Company uses the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.  A full valuation allowance was recorded against the deferred tax assets as of March 31, 2014 and September 30, 2013.

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

Stock-Based Compensation – Compensation cost for all stock-based awards is measured at fair value as of the grant date in accordance with the provisions of ASC 718 “Stock Compensation Expense.”  The fair value of the stock options is calculated using the Black-Scholes option pricing model.  The Black-Scholes model requires various judgmental assumptions including volatility and expected option life.  The stock-based compensation cost is recognized on the straight line allocation method as expense over the requisite service or vesting period.

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

The Company has Incentive Stock Option Plans, Non-Qualified Stock Option Plans, a Stock Compensation Plan and Stock Bonus Plans. In some cases these Plans are collectively referred to as the "Plans."  All Plans have been approved by the stockholders.

Reclassification – Certain prior year items have been reclassified to conform to the current year presentation.

B.           NEW ACCOUNTING PRONOUNCEMENTS

There are no significant new accounting pronouncements that would impact the condensed financial statements.

C.           STOCKHOLDERS’ EQUITY

Stock options, stock bonuses and compensation granted by the Company as of March 31, 2014 are as follows:

	Total	Shares
	Shares	Reserved for	Shares	Remaining
	Reserved	Outstanding	Issued as	Options/Shares
Name of Plan	Under Plans	Options	Stock Bonus	Under Plans
Incentive Stock Option Plans	1,960,000	1,573,597	N/A	145,703
Non-Qualified Stock Option
Plans	5,680,000	4,417,584	N/A	700,497
Stock Bonus Plans	1,594,000	N/A	983,866	609,378
Stock Compensation Plan	1,350,000	N/A	893,637	456,363

There were 743,040 and 1,437,566 options granted to employees and directors during the six months ended March 31, 2014 and 2013, respectively.  There were 743,040 and 100 options granted to employees and directors during the three months ended March 31, 2014 and 2013, respectively.

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

Stock-Based Compensation Expense

	Six Months Ended March 31,
	2014	2013

Employees	$1,030,429	$1,523,349
Non-employees	$421,509	$208,355

	Three Months Ended March 31,
	2014	2013

Employees	$520,151	$556,764
Non-employees	$206,789	$100,537

For the six months ended March 31, 2014 and March 31, 2013, respectively, non-employee stock compensation expense excluded $99,548 and $176,628 of prepaid consulting expenses.

Derivative Liabilities, Warrants and Other Options

Below is a chart showing the derivative liabilities, warrants and other options outstanding at March 31, 2014:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrant	Exercise Price	Expiration Date	Reference

Series N	8/18/08	2,844,627	0.53	8/18/15	1
Series A	6/24/09	130,347	5.00	12/24/14	1
Schleuning (Series A)	7/8/09	16,750	5.00	1/8/15	1
Series B	9/4/09	50,000	6.80	9/4/14	1
Series C	8/20/09 – 8/26/09	463,487	5.50	2/20/15	1
Series E	9/21/09	71,428	17.50	8/12/14	1
Series F	10/6/11	1,200,000	4.00	10/6/14	1
Series G	10/6/11	66,667	4.00	8/12/14	1
Series H	1/26/12	1,200,000	5.00	8/1/15	1
Series Q	6/21/12	1,200,000	5.00	12/22/15	1
Series R	12/6/12	2,625,000	4.00	12/6/16	1
Series S	10/11/13-12/24/13	24,111,983	1.25	10/11/18	1

Series L	4/18/07	25,000	7.50	4/17/14	2
Series L (repriced)	4/18/07	70,000	2.50	4/2/15	2
Series M (modified)	4/18/07	-	1.00	4/20/14	2

Series P	2/10/12	590,001	4.50	3/6/17	3

Private Investors	7/18/05- 5/18/06	117,500	6.50-8.20	5/17/14 - 7/18/14	4

Warrants held by Officer and Director	6/24/09-7/6/09	349,754	4.00 – 5.00	12/24/14 – 1/6/15	5

Consultants	2/15/05-10/28/13	200,750	0.85-20.00	5/20/14 - 12/27/17	6

1.	Derivative Liabilities

See below for details of the balances of derivative instruments at March 31, 2014 and September 30, 2013.

	March 31, 2014	September 30, 2013

Series A through E warrants	$30,529	$6,106
Series N warrants	-	41,501
Series F and G warrants	49,333	12,667
Series H warrants	72,000	36,000
Series Q warrants	120,000	48,000
Series R warrants	472,500	288,750
Series S warrants	10,247,593	-

Total derivative liabilities	$10,991,955	$433,024

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

In June 2009, the Company issued 1,011,656 Series A warrants exercisable at $5.00 per share in connection with a financing.  The cost of the warrants of $2,775,021 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities.  As of March 31, 2014, 130,347 of these warrants remained outstanding.  As of March 31, 2014 and September 30, 2013, the fair value of the remaining Series A warrants was $6,517 and $1,303, respectively.

In July 2009, the Company issued 16,750 warrants to a private investor.  The warrants were issued with an exercise price of $5.00 per share and valued at $43,550 using the Black Scholes method. The cost of the warrants was accounted for as a debit to additional paid-in capital and a credit to derivative liabilities. As of March 31, 2014, 16,750 warrants remained outstanding.  As of March 31, 2014 and September 30, 2013, the fair value of the remaining warrants was $838 and $168, respectively.

In connection with a loan received and fully repaid in a prior period, the Company issued 50,000 Series B warrants with an exercise price of $6.80 per share.  As of March 31, 2014, 50,000 Series B warrants remained outstanding.  As of March 31, 2014 and September 30, 2013, the fair value of the remaining Series B warrants was $0.

In connection with an August 2009 financing, the Company issued 539,222 Series C warrants exercisable at $5.50 per share.  As of March 31, 2014, 463,487 of these warrants remained outstanding.    As of March 31, 2014 and September 30, 2013, the fair value of the remaining Series C warrants was $23,174 and $4,635, respectively.

In September 2009, the Company issued 71,428 Series E warrants with an exercise price of $17.50 per share to the placement agent in connection with a financing. As of March 31, 2014, 71,428 Series E warrants remained outstanding.  As of March 31, 2014 and September 30, 2013, the fair value of the remaining Series E warrants was $0.

For the six and three months ended March 31, 2014, the Company recorded a loss of $24,423, on the Series A through E warrants.  For the six and three months ended March 31, 2013, the Company recorded a gain of $598,813 and $266,377, respectively, on the Series A through E warrants.

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

On October 11, 2013 and December 24, 2013, in connection with public offerings of common stock on those dates, the Company issued the Series N warrant holders 2,432,649 additional warrants as required by the warrant agreements.  In January 2014, the Company offered the investors the option to extend the Series N warrants by one year and allow for cashless exercise, in exchange for cancelling the reset provision in the warrant agreement.  One of the investors with 2,844,627 warrants accepted this offer.  Accordingly, these warrants are no longer considered a derivative liability due to the cancelation of the reset provision.  On March 21, 2014, the other investor exercised 106,793 Series N Warrants.  The Company received cash proceeds of $7,424 for 14,078 of the warrants exercised.  The remaining 92,715 warrants were exercised in a cashless exercise.  The fair value of the warrants on the date of exercise was $137,000.  As of March 31, 2014, the remaining 2,844,627 Series N warrants entitle the holders to purchase one share of the Company's common stock at a price of $0.53 per share at any time prior to August 18, 2015.  On March 31, 2014, no derivative liability was recorded because the warrants no longer were considered a liability for accounting purposes.  On September 30, 2013, the value of the Series N warrants was $41,501.  During the six and three months ended March 31, 2014, the Company recorded a loss of $1,404,027 and $914,273, respectively, on the Series N warrants.  During the six and three months ended March 31, 2013, the Company recorded a derivative gain on Series N warrants of $570,649 and $259,387 respectively.

Series F and G Warrants

In October 2011, in connection with a financing, the Company issued 1,200,000 Series F warrants exercisable at $4.00 per share at any time prior to October 6, 2014.  The Company also issued 66,667 Series G warrants exercisable at $4.00 per share to the placement agent for this offering.  The Series G warrants are exercisable at any time prior to August 12, 2014.  The initial cost of the warrants of $2,146,667 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities. As of March 31, 2014 and September 30, 2013, the fair value of the Series F and G warrants was $49,333 and $12,667, respectively. During the six and three months ended March 31, 2014, the Company recorded a loss of $36,666 on the Series F and G warrants.  During the six and three months ended March 31, 2013, the Company recorded a gain on the Series F and G warrants of $1,140,000 and $500,000, respectively.

Series H Warrants

In January 2012, in connection with a financing, the Company issued 1,200,000 Series H warrants exercisable at $5.00 per share at any time prior to August 1, 2015. The initial cost of the warrants of $2,400,000 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities. As of March 31, 2014 and September 30, 2013, the fair value of the Series H warrants were $72,000 and $36,000, respectively.   During the six and three months ended March 31, 2014, the Company recorded a loss of $36,000 and $60,000, respectively, on the Series H warrants.  During the six and three months ended March 31, 2013, the Company recorded a gain of $1,200,000 and $600,000, respectively, on the Series H warrants.

Series Q Warrants

In June 2012, in connection with a financing, the Company issued 1,200,000 Series Q warrants exercisable at $5.00 per share at any time prior to December 22, 2015.  The initial cost of the warrants of $2,160,000 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities. As of March 31, 2014 and September 30, 2013, the fair value of the Series Q warrants was $120,000 and $48,000, respectively.   During the six and three months ended March 31, 2014, the Company recorded a loss of $72,000 and $96,000, respectively, on the Series Q warrants.  During the six and three months ended March 31, 2013, the Company recorded a gain of $1,200,000 and $600,000, respectively, on the Series Q warrants.

Series R Warrants

In December 2012 the Company sold 3,500,000 shares of its common stock for $10,500,000, or $3.00 per share, in a registered direct offering.  The investors in this offering also received Series R warrants which entitle the investors to purchase up to 2,625,000 shares of the Company’s common stock.  The Series R warrants may be exercised at any time before December 7, 2016 at a price of $4.00 per share.   The initial cost of the warrants of $4,200,000 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities. As of March 31, 2014 and September 30, 2013, the fair value of the derivative liabilities totaled $472,500 and $288,750, respectively.  During the six and three months ended March 31, 2014, the Company recorded a loss of $183,750 and $315,000, respectively, on the Series R warrants.  During the six and three months ended March 31, 2013, the Company recorded a gain of $1,575,000 and $1,312,500, respectively, on the Series R warrants.

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

On February 7, 2014, the Series S warrants began trading on the New York Stock Exchange.  As of March 31, 2014, 1,601,112 Series S Warrants had been exercised.  The fair value of the warrants on the date of exercise was $838,144.  The remaining 24,111,983 Series S warrants entitle the holders to purchase one share of the Company's common stock at a price of $1.25 per share.

As of March 31, 2014, the fair value of the Series S warrants totaled $10,247,593.  During the six and three months ended March 31, 2014, the Company recorded a loss of $3,764,665 and $5,685,986, respectively, on the Series S warrants.

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

In April 2012, the 25,000 Series L warrants were transferred to a consultant exercisable at a price of $7.50 per share and were extended for two years from the current expiration date.  The additional value of $43,910 was accounted for as a credit to additional paid-in capital and a debit to general and administrative expense.  In June 2012, 10,167 Series L warrants with an exercise price of $7.50 per share, expired.  In April 2013, 100,000 Series L warrants were repriced to $2.50 and extended for two years to April 2, 2015 in return for a reduction in outstanding warrants to 70,000.  The additional cost of $59,531 was recorded as a debit and a credit to additional paid-in capital and was a deemed dividend.  This cost was included in modification of warrants and increased the net loss available to shareholders on the statements of operations.  As of March 31, 2014, 70,000 of the Series L warrants at the reduced exercise price of $2.50 and 25,000 warrants at the original exercise price of $7.50 remained outstanding.

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

In October 2013, the Company reduced the exercise prices of the Series M warrants from $3.40 to $1.00 in exchange for a reduction in the number of warrants from 600,000 to 500,000.  The additional cost of $76,991 was recorded as non-employee stock compensation expense.  In March 2014, 500,000 Series M warrants were exercised.  As of March 31, 2014, no Series M warrants remained outstanding.

3.	Series O and P Warrants

In March 2009, as further consideration for its rights under a licensing agreement, Byron Biopharma LLC (“Byron”) purchased 375,000 Units from the Company at a price of $2.00 per Unit.  Each Unit consisted of one share of the Company’s common stock and two Series O warrants.  All Series O warrants were exercised by September 30, 2012.

On February 10, 2012, the Company issued 590,001 Series P warrants to the former holder of the Series O warrants as an inducement for the early exercise of the Series O warrants. Series O warrants entitled the holder to purchase 590,001 shares of the Company’s common stock at a price of $2.50 per share at any time on or prior to March 6, 2016.  The Series P warrants allow the holder to purchase up to 590,001 shares of the Company’s common stock at a price of $4.50 per share.  The Series P warrants are exercisable at any time prior to March 6, 2017.  The warrants were accounted for as an equity transaction using the Black-Scholes method to value the warrants.  The fair value of the warrants was calculated to be $1,593,000.  This cost was recorded as a debit and a credit to additional paid-in capital.    As of March 31, 2014, 590,001 Series P warrants remained outstanding.

4.	Private Investor Warrants

In February 2011, 132,500 warrants issued to an investor with exercise prices between $6.50 and $8.20 were extended for three years.  The additional value of $406,912 was calculated using the Black Scholes method and was accounted for as a debit and a credit to additional paid-in capital.  On February 9, 2014, 15,000 warrants expired.  As of March 31, 2014, 117,500 warrants remained outstanding.

In January 2009, as part of an amended lease agreement on the manufacturing facility, the Company repriced 300,000 warrants issued to the lessor in July 2007 at $12.50 per share and which were to expire on July 12, 2013. These warrants were repriced at $7.50 per share and expire on January 26, 2014. The cost of this repricing and extension of the warrants was $70,515 and was accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital.  In addition, 78,750 additional warrants were given to the lessor of the manufacturing facility on the same date, exercisable at a price of $7.50 per share, and will expire on January 26, 2014. The cost of these warrants was $45,207 and was accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital.  On January 26, 2014, all 378,750 warrants that were outstanding expired.

Between March 31 and June 30, 2009, 229,688 warrants were issued at $7.50 to the leaseholder on the manufacturing facility in consideration for the deferral of rent payments.  On January 26, 2014, all 229,688 warrants that were outstanding expired.

5.	Warrants Held by Officer and Director

Between December 2008 and June 2009, Maximilian de Clara, the Company’s President and a director, loaned the Company $1,104,057 under a note payable.  In June 2009, the Company issued 164,824 warrants, exercisable at $4.00 per share, to Mr. De Clara.  The warrants are exercisable at any time prior to December 24, 2014.  These warrants were valued at $65,796 using the Black-Scholes method.  In July 2009, as consideration for a further extension of the loan, the Company issued 184,930 warrants, exercisable at $5.00 per share, to Mr. De Clara.  These warrants were valued at $341,454 using the Black-Scholes method and can be exercised at any time prior to January 6, 2015.  The first warrants were recorded as a discount to the loan and a credit to additional paid-in capital.  The second warrants were recorded as a debit to derivative loss of $831,230, a premium of $341,454 on the loan and a credit to additional paid-in capital of $489,776.  The warrants and premium are fully amortized.  As of March 31, 2014, 349,754 warrants remained outstanding. See Note E for additional information.

6.	Options and Shares Issued to Consultants

As of March 31, 2014, 200,750 options issued to consultants as payment for services remained outstanding, of which 191,250 options were issued from the Non-Qualified Stock Option plans.   On May 22, 2013, 3,000 options previously issued to a consultant from the Non-Qualified Stock Option plans expired.

On October 15, 2013, the Company entered into a consulting agreement for services to be provided through October 14, 2014.  In consideration for services provided, the Company agreed to issue the consultant 100,000 restricted shares in three installments – 34,000 upon signing, 33,000 on January 15, 2014, and 33,000 on March 14, 2014.  Accordingly, during the six months ended March 31, 2014, the Company issued a total of 100,000 restricted shares to the consultant.  During the three months ended March 31, 2014, 66,000 restricted shares of the 100,000 total restricted shares were issued to the consultant.  The aggregate fair market value of the 100,000 restricted shares of $108,710 was recorded as a prepaid expense and is being charged to general and administrative expense over the period of service.

On October 20, 2013, the Company entered into a consulting agreement for services to be provided through October 19, 2016.  In consideration for services provided, the Company agreed to issue the consultant 34,164 restricted shares each month of the agreement, with the first three months being issued in advance. Accordingly, during the six months ended March 31, 2014, the Company issued the consultant 204,984 shares of restricted stock at the fair market value on the dates of issuance.  The aggregate fair market value of $172,859 was recorded as a prepaid expense and is being charged to general and administrative expense over the period of service.  The Company had previously entered into a one year consulting agreement with this same consultant for services to be provided through December 27, 2013.  In consideration for the services to be provided, the Company issued the consultant 50,000 shares of common stock and 50,000 options to purchase common stock at a price of $2.80 per share.  The common shares were issued at the fair market value on the agreement date of $2.80.  The aggregate fair market value of $140,000 was recorded as a prepaid expense and was charged to general and administrative expense over the period of service.  The fair value of the options issued, as calculated using the Black-Scholes method, was determined to be $98,150 and was also charged to general and administrative expense over the period of service.

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

On December 1, 2013, the Company entered into a consulting agreement for public relation services to be provided through May 31, 2014. The contract includes a monthly retainer of 5,000 shares of restricted stock.  In addition the consultant has received an additional 20,000 shares of restricted stock for meeting certain performance requirements per the consulting agreement.  The common shares were issued at the fair market value on the grant date.  The aggregate fair market value of $43,400 for the six and three months ended March 31, 2014 was recorded as a general and administrative expense.

During the six and three months ended March 31, 2014, the Company recorded expense of $344,518 and $206,789, respectively relating to these consulting arrangements.  During the six and three months ended March 31, 2013, the Company recorded expense of $61,522 and $59,537, respectively relating to these consulting arrangements.    As of March 31, 2014 and September 30, 2013, the Company recorded $99,548 and $57,553, respectively, in prepaid consulting expenses.

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

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at March 31, 2014:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$10,247,593	$-	$744,362	$10,991,955

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at September 30, 2013:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$-	$-	$433,024	$433,024

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the six months ended March 31, 2014 and the year ended September 30, 2013:

	(6 months)	(12 months)
	March 31, 2014	September 30, 2013
Beginning balance	$433,024	$6,983,690
Issuances	7,321,071	4,200,000
Settlements	(1,445,528)	-
Transfers to Level 1	(7,321,071)	-
Realized and unrealized gains
and losses recorded in earnings	1,756,866	(10,750,666)
Ending balance	$744,362	$433,024

The issuance of the Series S warrants was recorded at the initial cost of $7,321,071.  The trading of the S warrants on the NYSE MKT exchange is reflected in the “Transfers to Level 1.”  The fair values of the Company’s derivative instruments disclosed above are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock as well as U.S. Treasury Bill rates are observable in active markets.

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

During the six and three months ended March 31, 2014, the Company paid $96,605 and $41,402 respectively in interest expense to Mr. de Clara.  During the six and three months ended March 31, 2013, the Company paid $82,804 and $41,402 respectively, in interest expense to Mr. de Clara.

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

The Company is currently running a large multi-national Phase III clinical trial for head and neck cancer.  The Company believes that it has enough capital to support its operations for more than the next twelve months and believes that it has ready access to new equity capital should the need arise. During fiscal year 2013, the Company raised $9.8 million net proceeds from several institutional investors.  During the six months ended March 31, 2014, the Company raised approximately $21.8 million in net proceeds through the sale of common stock and warrants in two public offerings and from the exercise of previously issued warrants. To finance the study beyond the next 12 months, the Company plans to raise additional capital in the form of corporate partnerships, debt and/or equity financings.  In April 2014, the Company raised approximately $9.84 million in net proceeds through the sale of common stock and warrants in a public offering and from the exercise of previously issued warrants. The Company believes that it will be able to obtain additional financing because it has done so consistently in the past, and because Multikine is a product in the Phase III trial stage. However, there can be no assurance that the Company will be successful in raising additional funds or that funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of money, the Company will either have to slow down or delay the Phase III clinical trial or even significantly curtail its operations until such time as it is able to raise the required funding.

Since the Company launched its Phase III trial for Multikine, the Company has spent approximately $12,800,000 as of March 31, 2014 on direct costs for the Phase III clinical trial.  The total remaining cash cost of the clinical trial is estimated to be about $31,800,000.  It should be noted that this estimate is based only on the information currently available in the Company’s contracts with the Clinical Research Organizations responsible for managing the Phase III trial.  This number can be affected by the speed of enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen today.  It is therefore possible that the cost of the Phase III trial will be higher than currently estimated.

G.           COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In March 2013, the Company entered into an agreement with Aptiv Solutions to provide certain clinical research services in accordance with a master service agreement.  The Company will reimburse Aptiv for costs incurred.  In May 2013, the Company made an advance payment of $400,000.  In October 2013, the Company made the second and final advance payment of $200,000. The funds advanced will be credited back in $150,000 annual increments from December 2014 through December 2017.  As of March 31, 2014, $150,000 of the deposit is classified as a current asset.

In April 2013, the Company entered into a co-development and revenue sharing agreement with Ergomed.  Under the agreement, Ergomed will contribute up to $10 million towards the Company’s phase III trial in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount.  The Company accounted for the co-development and revenue sharing agreement in accordance with ASC 808 “Collaborative Arrangements”.  The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.”  Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its Statements of Operations.  Since the Company entered into the co-development and revenue sharing agreement with Ergomed it has incurred research and development expenses of approximately $2,770,000 related to Ergomed’s services.  This amount is net of Ergomed’s discount of approximately $901,000. During the six and three months ended March 31, 2014, the Company recorded, net of Ergomed’s discount, approximately $1,932,000 and $753,000 respectively as research and development expense related to Ergomed’s services.

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

On December 12, 2013, inVentiv filed a counterclaim, alleging breach of contract on the part of the Company and seeking at least $2 million in damages.  On December 20, 2013, inVentiv moved to dismiss certain claims.  Given that this matter is at a preliminary stage, the Company is not in a position to predict or assess the likely outcome of these proceedings.

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

The Company was required to deposit the equivalent of one year of base rent in accordance with the contract.  When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company.  The $1,670,917 is included in non-current assets on March 31, 2014 and September 30, 2013.

The Company subleases a portion of its rental space on a month to month term lease, which requires a 30 day notice for termination. The Company receives $5,305 per month in rent for the subleased space.

The Company leases its research and development laboratory under a 60 month lease which expires February 28, 2017.  The operating lease includes escalating rental payments.  The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate of $11,360 per month.  As of March 31, 2014 and September 30, 2013, the Company has recorded a deferred rent liability of $5,190 and $3,992, respectively.

The Company leases its office headquarters under a 36 month lease which expires June 30, 2015. The operating lease includes escalating rental payments.  The Company is recognizing the related rent expense on a straight line basis over the full 36 month term of the lease at the rate $7,864 per month.  As of March 31, 2014 and September 30, 2013, the Company has recorded a deferred rent liability of $9,717 and $12,412, respectively.

The Company leased office equipment under a capital lease arrangement.  The term of the capital lease is 48 months and expires on September 30, 2016.  The monthly lease payment is $1,025.  The lease bears interest at approximately 6% per annum.

H.           PATENTS

During the six and three months ended March 31, 2014, the Company recorded patent impairment charges of $240 and $0, respectively.  For the six and three months ended March 31, 2014, amortization of patent costs totaled $16,980 and $7,277, respectively.  During the six and three months ended March 31, 2013, the Company recorded patent impairment charges of $10,651 and $428, respectively.  For the six and three months ended March 31, 2013, amortization of patent costs totaled $49,441 and $25,536, respectively. The Company estimates that future amortization expense will be as follows:

Six months ending September 30, 2014	$16,860
Year ending September 30,
2015	33,909
2016	33,909
2017	33,909
2018	33,574
2019	31,872
Thereafter	138,083
Total	$322,116

I.           NET LOSS PER SHARE

The Company’s basic and diluted loss per share (LPS) are as follows:  For the six months ended March 31, 2014 and 2013, the computation of dilutive LPS excluded options and warrants to purchase approximately 38,055,000 and 12,516,000 shares of common stock because their inclusion would have an anti-dilutive effect.  Additionally, for the six and three months ended March 31, 2013, the gain on derivatives is not included in net loss in calculating dilutive loss per share because its effect is anti-dilutive.

	Six Months Ended March 31, 2014
	Net Loss	Weighted Average Shares	LPS

Basic and dilutive LPS	$(18,817,445)	52,183,654	$(0.36)

	Three Months Ended March 31, 2014
	Net Loss	Weighted Average Shares	LPS

Basic and dilutive LPS	$(13,365,580)	56,239,562	$(0.24)

	Six Months Ended March 31, 2013
	Net Loss	Weighted Average Shares	LPS

Basic loss per share	$(3,023,617)	29,592,161	$(0.10)
Gain on derivatives	(6,284,462)

Dilutive loss per share	$(9,308,079)	29,592,161	$(0.31)

	Three Months Ended March 31, 2013
	Net Loss	Weighted Average Shares	LPS

Basic loss per share	$(713,371)	30,901,177	$(0.02)
Gain on derivatives	(3,538,264)

Dilutive loss per share	$(4,251,635)	30,901,177	$(0.14)

J.           SUBSEQUENT EVENTS

On April 17, 2014, the Company announced that it has closed an underwritten public offering of units consisting of an aggregate of 7,128,229 shares of common stock and warrants to purchase an aggregate of 1,782,057 shares of common stock.  The units were sold at a price of $1.40 per unit.  The common stock and warrants separated immediately.  The warrants are immediately exercisable, expire on October 17, 2014, and have an exercise price of $1.58 per share.  The Company received net proceeds of approximately $9,230,000, after deducting the underwriting commissions and offering expenses.  In addition, the Company received approximately $610,000 from the exercise of approximately 488,000 warrants.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL    CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company’s lead investigational therapy, Multikine® (Leukocyte Interleukin, Injection), is currently being tested in a Phase III clinical trial in advanced primary head and neck cancer. Multikine has been cleared by the regulators in twelve countries around the world, including the US. Multikine is also being used in a Phase I study with the US Naval Medical Center, San Diego under a Cooperative Research and Development Agreement (CRADA) in HIV/HPV co-infected men and women with peri-anal warts.

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

The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts.  The ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain.  Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.  The Company believes that, counting its cash on hand it will have enough capital to support its operations through spring of 2015.

The Company estimates the total cash cost of the Phase III trial, with the exception of the parts that will be paid by its licensees, Teva Pharmaceuticals and Orient Europharma, to be approximately $31,800,000.  This is in addition to approximately $12,800,000 which has been spent as of March 31, 2014.  This estimate is based on the information currently available in the Company’s contracts with the Clinical Research Organization responsible for managing the Phase III trial.  This number can be affected by the speed of enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen today.  It is therefore possible that the cost of the Phase III trial will be higher than currently estimated.

In April 2013, the Company replaced the clinical research organization (CRO) running its Phase III clinical trial. This was necessary since the patient enrollment in the study dropped off substantially following a takeover of the CRO which caused most of the members of the CRO’s study team to leave the CRO.  The Company has hired two CRO’s who will manage the global Phase III study; Aptiv Solutions and Ergomed who are both international leaders in managing oncology trials. Both CRO’s will help the Company expand the trial by 60-80 clinical sites globally. As of March 31, 2014, the study has enrolled 161 patients.  The centers where the study is being conducted include three centers in Israel where the Company’s partner Teva Pharmaceuticals has the marketing rights, and nine centers in Taiwan where the Company’s partner Orient Europhama has the marketing rights.  The Company expects to see a further increase in the number of patients enrolled in the study at an accelerating pace as (i) the current centers finalize all logistical issues and (ii) an additional 50-60 centers are added throughout the world.  Full enrollment of the planned 880 patients is expected by the end of 2015.

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

During the six months ended March 31, 2014, the Company’s cash increased by approximately $10,564,000.  Significant components of this increase include net proceeds from the sale of the Company’s stock of approximately $19,286,000 and exercise of warrants of approximately $2,509,000 offset by net cash used to fund the Company’s regular operations, including its on-going Phase III clinical trial, of approximately $11,174,000, purchases of equipment of approximately $28,000, capitalized patent expenditures of $25,000 and payment on capital leases of approximately $4,000. During the six months ended March 31, 2013, the Company’s cash increased by approximately $3,045,000.  Significant components of this increase include net proceeds from the sale of the Company’s stock of approximately $9,807,000 offset by net cash used to fund the Company’s regular operations, including its on-going Phase III clinical trial, of approximately $6,673,000, purchases of equipment of approximately $77,000, expenditures for patent costs of approximately $10,000 and payments on capital leases of approximately $3,000.

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

The Company incurred $189,188 in offering costs related to the two offerings which were charged to additional paid in capital and netted against the cash proceeds in the Statement of Cash Flows.

The October and December 2013 financings triggered the reset provision of the Series N warrants which resulted in the issuance of an additional 1,563,083 shares of common stock.  The cost of additional shares issued was $1,117,447. This cost was recorded as a debit and a credit to additional paid-in capital and was deemed a dividend.

On April 17, 2014, the Company closed a public offering of units consisting of an aggregate of 7,128,229 shares of common stock and warrants to purchase an aggregate of 1,782,057 shares of common stock.  The units were sold at a price of $1.40 per unit.  The common stock and warrants separated immediately.  The warrants are immediately exercisable, expire on October 17, 2014, and have an exercise price of $1.58 per share.  The Company received net proceeds of approximately $9,230,000, after deducting the underwriting commissions and offering expenses.

Results of Operations and Financial Condition

During the six and three months ended March 31, 2014, other income increased by approximately $150,000 and $52,000, respectively, compared to the six and three months ended March 31, 2013.  Other income fluctuates primarily due to the timing of drug shipments to supply the Company’s partner in Taiwan.

During the six and three months ended March 31, 2014, research and development expenses increased by approximately $2,734,000 and $1,638,000, respectively, compared to the six and three months ended March 31, 2013.  The Company is continuing the Phase III clinical trial and research and development fluctuates based on the activity level of the clinical trial.

During the six and three months ended March 31, 2014, general and administrative expenses increased by approximately $409,000 and $439,000, respectively, compared to the six and three months ended March 31, 2013. This increase is primarily due to increased public relations costs, and legal fees.

The loss on derivative instruments of approximately $5,522,000 and $7,132,000 for the six and three months ended March 31, 2014 was the result of the change in fair value of the derivative liabilities during the period.  The gain on derivative instruments of approximately $6,284,000 and $3,538,000 for the six and three months ended March 31, 2013 was the result of the change in fair value of the derivative liabilities during the period.  This change was caused by fluctuations in the share price of the Company’s common stock.

Interest expense was approximately $80,000 and $38,000, respectively, for the six and three months ended March 31, 2014 and consisted of interest expense on the loan from the Company’s president.   Interest expense was approximately $85,000 and $43,000 for the six and three months ended March 31, 2013 and consisted primarily of interest expense on the loan from the Company’s president.

Research and Development Expenses

During the six and three months ended March 31, 2014 and 2013, the Company’s research and development efforts involved Multikine and LEAPS.  The table below shows the research and development expenses associated with each project.

	Six months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013

MULTIKINE	$7,986,345	$5,256,158	$4,063,868	$2,424,407
LEAPS	187,194	183,205	90,130	91,178

TOTAL	$8,173,539	$5,439,363	$4,153,998	$2,515,585

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

Item 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2014.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Chief Executive and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the first three and six months of fiscal year 2014.  There was no change in the Company’s internal control over financial reporting during the six and three months ended March 31, 2014.

PART II

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Restricted Stock

During the three months ended March 31, 2014, the Company issued 114,695 shares of common stock to consultants for investor relations and other services.

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

CEL-SCI CORPORATION

Date: May 12, 2014	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer*

*  Also signing in the capacity of the Principal Accounting and Financial Officer.