Form 10-Q
period 2014-06-30
CEL SCI CORP
filed 2014-08-08
CIK 725363

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

Commission File Number 001-11889

CEL-SCI CORPORATION

Colorado	84-0916344
State or other jurisdiction of incorporation	(IRS) Employer Identification Number

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class of Stock	No. Shares Outstanding	Date
Common	79,675,776	August 7, 2014

CEL-SCI CORPORATION
BALANCE SHEETS
JUNE 30, 2014 AND SEPTEMBER 30, 2013
(UNAUDITED)

	JUNE 30,	SEPTMEBER 30,
ASSETS	2014	2013

CURRENT ASSETS:
Cash and cash equivalents	$14,285,713	$41,612
Receivables	80,440	74,263
Prepaid expenses	860,887	780,523
Deposits - current portion	150,000	-
Inventory used for R&D and manufacturing	1,413,704	1,016,628
Deferred rent - current portion	557,768	598,717

Total current assets	17,348,512	2,511,743

RESEARCH AND OFFICE EQUIPMENT AND
LEASEHOLD IMPROVEMENTS-- less accumulated
depreciation and amortization of $3,102,566
and $2,967,345	437,440	489,336

PATENT COSTS--less accumulated
amortization of $1,185,609 and $1,151,852	333,543	318,195

DEFERRED RENT - net of current portion	4,918,205	5,448,381

DEPOSITS	2,120,917	2,070,917

TOTAL ASSETS	$25,158,617	$10,838,572

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,364,291	$1,924,482
Accrued expenses	369,695	113,496
Due to employees	310,102	386,337
Related party loan	1,104,057	1,104,057
Deferred rent - current portion	9,453	8,529
Lease obligation - current portion	8,366	8,212
Derivative instruments - current portion	160,385	-

Total current liabilities	3,326,349	3,545,113

Derivative instruments - net of current portion	6,647,383	433,024
Deferred revenue	126,591	126,545
Deferred rent - net of current portion	4,706	7,875
Lease obligation - net of current portion	11,201	20,925
Deposits held	5,000	5,000

Total liabilities	10,121,230	4,138,482

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value--200,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized, 66,041,612 shares and 31,025,019 shares issued and outstanding at June 30, 2014 and September 30, 2013, respectively	660,416	310,250
Additional paid-in capital	246,682,017	218,550,408
Accumulated deficit	(232,305,046)	(212,160,568)

Total stockholders' equity	15,037,387	6,700,090

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	$25,158,617	$10,838,572

See notes to financial statements.

CEL-SCI CORPORATION
 STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2014 and 2013
(UNAUDITED)

	2014	2013

OTHER INCOME	$196,215	$144,133

OPERATING EXPENSES:

Research and development (excluding R&D depreciation of $127,268 and $208,750 respectively, included below)	12,627,269	9,208,900
Depreciation and amortization	173,185	302,871
General & administrative	6,457,835	5,428,897

Total operating expenses	19,258,289	14,940,668

OPERATING LOSS	(19,062,074)	(14,796,535)

(LOSS) GAIN ON DERIVATIVE INSTRUMENTS	(1,053,755)	7,363,854

INTEREST INCOME	93,434	89,394

INTEREST EXPENSE	(122,083)	(127,803)

NET LOSS	(20,144,478)	(7,471,090)

ISSUANCE OF ADDITIONAL SHARES DUE TO RESET PROVISIONS	(1,117,447)	-
MODIFICATION OF WARRANTS	-	(59,531)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(21,261,925)	$(7,530,621)

NET LOSS PER COMMON SHARE
BASIC	$(0.38)	$(0.25)

DILUTED	$(0.38)	$(0.50)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC	56,343,806	30,038,324

DILUTED	56,343,806	30,038,324

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2014 and 2013
(UNAUDITED)

	2014	2013

OTHER INCOME	$15,914	$113,728

OPERATING EXPENSES:

Research and development (excluding R&D depreciation of $43,877 and $47,931, respectively, included below)	4,453,730	3,769,538
Depreciation and amortization	65,042	79,008
General & administrative	2,398,471	1,778,381

Total operating expenses	6,917,243	5,626,927

OPERATING LOSS	(6,901,329)	(5,513,199)

GAIN ON DERIVATIVE INSTRUMENTS	4,467,776	1,079,392

INTEREST INCOME	30,795	29,027

INTEREST EXPENSE	(41,722)	(42,763)

NET LOSS	(2,444,480)	(4,447,543)

MODIFICATION OF WARRANTS	-	(59,531)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(2,444,480)	$(4,507,074)

NET LOSS PER COMMON SHARE
BASIC	$(0.04)	$(0.15)

DILUTED	$(0.11)	$(0.18)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC	64,664,274	30,930,650

DILUTED	64,664,274	30,930,650

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2014 and 2013
(UNAUDITED)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,144,478)	$(7,471,090)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	173,185	302,871
Issuance of common stock, warrants and options for services	534,425	364,318
Modification of warrants issued for services	76,991	-
Equity based compensation	1,493,134	2,087,718
Common stock contributed to 401(k) plan	115,970	119,190
Impairment loss on abandonment of patents	240	10,651
Loss on retired equipment	-	4,199
Loss (gain) on derivative instruments	1,053,755	(7,363,854)
(Increase)/decrease in assets:
Receivables	(6,177)	(5,125)
Deferred rent	571,125	409,400
Prepaid expenses	(73,752)	529,511
Inventory used for R&D and manufacturing	(397,076)	248,892
Deposits	(200,000)	(400,000)
Increase/(decrease) in liabilities:
Accounts payable	(571,756)	560,521
Accrued expenses	256,199	392,311
Deferred revenue	46	45
Due to employees	(76,235)	67,752
Deferred rent liability	(2,245)	640

Net cash used in operating activities	(17,196,649)	(10,142,050)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(66,912)	(93,419)
Expenditures for patent costs	(33,262)	(24,446)

Net cash used in investing activities	(100,174)	(117,865)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	28,428,641	9,807,375
Proceeds from exercise of warrants	3,118,387	-
Payments on obligations under capital leases	(6,104)	(4,432)

Net cash provided by financing activities	31,540,924	9,802,943

NET INCREASE (DECREASE)
IN CASH AND CASH EQUIVALENTS	14,244,101	(456,972)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	41,612	3,941,042

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,285,713	$3,484,070

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2014 and 2013
(UNAUDITED)

	2014	2013
ISSUANCE OF WARRANTS:
Increase in derivative liabilities	$(7,791,448)	$(4,200,000)
Decrease in additional paid-in capital	7,791,448	4,200,000
	$-	$-
ISSUANCE OF ADDITIONAL SHARES
Increase in common stock	$(15,631)	$-
Increase in additional paid-in capital	(1,101,786)	-
Decrease in additional paid-in capital	1,117,417	-
	$-	$-
EXERCISE OF WARRANTS
Increase in common stock	$(657)	$-
Increase in additional paid-in capital	(1,161,274)	-
Decrease in derivative liabilities	1,161,931	-
	$-	$-
RECLASSIFICATION OF WARRANTS FROM LIABILITY TO EQUITY
Increase in additional paid-in capital	$(1,308,528)	$-
Decrease in derivative liabilities	1,308,528	-
	$-	$-
ISSUANCE OF COMMON STOCK FOR PREPAID SERVICES
Increase in additional paid-in capital	$(6,612)	$(117,090)
Increase in prepaid expenses	6,612	117,090

	$-	$-
ISSUANCE OF COMMON STOCK FOR PATENT COSTS
Increase in common stock	$(87)	$-
Increase in additional paid-in capital	(9,912)	-
Increase in patent costs	9,999	-
	$-	$-
PATENT COSTS INCLUDED IN
ACCOUNTS PAYABLE:
Increase in patent costs	$6,099	$13,145
Increase in accounts payable	(6,099)	(13,145)
	$-	$-
NON-CASH EQUIPMENT COSTS
Increase in research and office equipment	$20,605	$45,236
Increase in accounts payable	(24,024)	(8,614)
Decrease/(increase) in capital lease obligation	3,419	(36,622)
	$-	$-
CAPITAL LEASE PAYMENTS INCLUDED IN
ACCOUNTS PAYABLE:
Decrease in capital lease obligation	$47	$1,197
Increase in accounts payable	(47)	(1,197)
	$-	$-
MODIFICATION OF WARRANTS
Increase in additional paid-in capital	$-	$(59,531)
Decrease in additional paid-in capital	-	59,531
	$-	$-
SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION:
Cash expenditure for interest expense	$139,313	$126,950

See notes to financial statements.

CEL-SCI CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2014 AND 2013 (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company’s financial position as of June 30, 2014 and the results of its operations for the nine and three months then ended.  The condensed balance sheet as of September 30, 2013 is derived from the September 30, 2013 audited financial statements.  Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.  The results of operations for the nine and three months ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the entire year.

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

Income Taxes - The Company uses the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.  A full valuation allowance was recorded against the deferred tax assets as of June 30, 2014 and September 30, 2013.

Derivative Instruments – The Company has entered into financing arrangements that contain embedded derivative features.  The Company has also issued warrants to various parties in connection with work performed by these parties.  The Company accounts for these arrangements in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” In accordance with accounting principles generally accepted in the United States (“GAAP”), derivative instruments and hybrid instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments.  The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.  The derivative liabilities are remeasured at fair value at the end of each interim reporting period as long as they are outstanding.

Deferred Rent (Asset) –Consideration paid, including deposits, related to operating leases is recorded as a deferred rent asset and amortized as rent expense over the lease term. Interest on the deferred rent is calculated at 3% on the funds deposited on the manufacturing facility and is included in deferred rent. This interest income will be used to offset future rent.

Stock-Based Compensation – Compensation cost for all stock-based awards is measured at fair value as of the grant date in accordance with the provisions of ASC 718 “Compensation – Stock Compensation.”  The fair value of the stock options is calculated using the Black-Scholes option pricing model.  The Black-Scholes model requires various judgmental assumptions including volatility and expected option life.  The stock-based compensation cost is recognized on the straight line allocation method as expense over the requisite service or vesting period.

Equity instruments issued to non-employees are accounted for in accordance with ASC 505-50, “Equity-Based Payments to Non Employees.”  Accordingly, compensation is recognized when goods or services are received and is measured using the Black-Scholes option pricing model. The Black-Scholes model requires various judgmental assumptions regarding the fair value of the equity instruments at the measurement date and the expected life of the options.

The Company has Incentive Stock Option Plans, Non-Qualified Stock Option Plans, a Stock Compensation Plan and Stock Bonus Plans. In some cases these Plans are collectively referred to as the "Plans."  All Plans have been approved by the stockholders.

Reclassification – Certain prior year items have been reclassified to conform to the current year presentation.

B.           NEW ACCOUNTING PRONOUNCEMENTS

There are no significant new accounting pronouncements that would impact the condensed financial statements.

C.           STOCKHOLDERS’ EQUITY

Stock options, stock bonuses and compensation granted by the Company as of June 30, 2014 are as follows:

Name of Plan	Total Shares Reserved Under Plans	Plans Reserved for Outstandning Options	Shares Issued as Stock Bonus	Remaining Options/Shares Under Plans
Incentive Stock Option Plans	1,960,000	1,571,997	N/A	147,303
Non-Qualified Stock Option Plans	5,680,000	4,408,868	N/A	709,213
Stock Bonus Plans	1,594,000	N/A	1,015,529	577,715
Stock Compensation Plan	1,350,000	N/A	996,129	353,871

There were 743,040 and 1,447,566 options granted to employees and directors during the nine months ended June 30, 2014 and 2013, respectively.  There were 0 and 10,000 options granted to employees and directors during the three months ended June 30, 2014 and 2013, respectively.

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

Stock-Based Compensation Expense

	Nine months ended June 30,
	2014	2013

Employees	$1,493,134	$2,087,718
Non-employees	$611,416	$364,318

	Three Months Ended June 30,
	2014	2013

Employees	$462,705	$564,369
Non-employees	$189,906	$155,963

For the nine months ended June 30, 2014 and June 30, 2013, respectively, non-employee stock compensation expense excluded $64,165 and $117,090 of prepaid consulting expenses.

Derivative Liabilities, Warrants and Other Options

Below is a chart presenting the derivative liabilities, warrants and other options outstanding at June 30, 2014:

Warrants	Issue Date	Shares Issuable upon Exercise of Warrants	Exercise Price	Expiration Date	Reference

Series N	8/18/08	2,844,627	$0.53	8/18/15	1

Series A	6/24/09	130,347	5.00	12/24/14	1
Schleuning (Series A)	7/8/09	16,750	5.00	1/8/15	1
Series B	9/4/09	50,000	6.80	9/4/14	1
Series C	8/20/09 – 8/26/09	463,487	5.50	2/20/15	1
Series E	9/21/09	71,428	17.50	8/12/14	1
Series F	10/6/11	1,200,000	4.00	10/6/14	1
Series G	10/6/11	66,667	4.00	8/12/14	1
Series H	1/26/12	1,200,000	5.00	8/1/15	1
Series Q	6/21/12	1,200,000	5.00	12/22/15	1
Series R	12/6/12	2,625,000	4.00	12/6/16	1
Series S	10/11/13-12/24/13	23,624,326	1.25	10/11/18	1
Series T	4/17/14	1,782,057	1.58	10/17/14	1
Series U	4/17/14	445,514	1.75	10/17/17	1

Series L	4/18/07	0	7.50	4/17/14	2
Series L (repriced)	4/18/07	70,000	2.50	4/2/15	2

Series P	2/10/12	590,001	4.50	3/6/17	3

Private Investor	7/18/05	37,500	6.50	7/18/14	4
Warrants held by Officer and Director	6/24/09-7/6/09	349,754	4.00 – 5.00	12/24/14 – 1/6/15	5

Consultants	2/15/05-4/25/14	195,750	0.85 – 20.00	5/20/14 – 12/27/17	6

1.  Derivative Liabilities

The table below presents the derivative instruments and their respective balances at June 30, 2014 and September 30, 2013.

	June 30, 2014	September 30, 2013

Series A through E warrants	$6,105	$6,106
Series N warrants	-	41,501
Series F and G warrants	12,667	12,667
Series H warrants	24,000	36,000
Series Q warrants	48,000	48,000
Series R warrants	236,250	288,750
Series S warrants	6,142,325	-
Series T warrants	160,385	-
Series U warrants	178,036	-

Total derivative liabilities	$6,807,768	$433,024

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

In accordance with ASC 815, derivative liabilities must be measured at fair value upon issuance and re-valued at the end of each reporting period through expiration.  Any change in fair value between the respective reporting periods is recognized as a gain or loss in the statement of operations.

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

On October 11, 2013 and December 24, 2013, in connection with public offerings of common stock on those dates, the Company issued the Series N warrant holders 2,432,649 additional warrants as required by the warrant agreements.  In January 2014, the Company offered the investors the option to extend the Series N warrants by one year and allow for cashless exercise, in exchange for cancelling the reset provision in the warrant agreement.  One of the investors with 2,844,627 warrants accepted this offer.  Accordingly, these warrants are no longer considered a derivative liability due to the cancelation of the reset provision.  The fair value of the warrants on that date totaled $1,308,528 and was reclassified from derivative liabilities to additional paid- in capital.  On March 21, 2014, the other investor exercised 106,793 Series N Warrants.  The Company received cash proceeds of $7,424 for 14,078 of the warrants exercised.  The remaining 92,715 warrants were exercised in a cashless exercise.  The fair value of the warrants on the date of exercise was $137,000 and was reclassified from derivative liabilities to additional paid- in capital.  As of June 30, 2014, the remaining 2,844,627 Series N warrants entitle the holders to purchase one share of the Company's common stock at a price of $0.53 per share at any time prior to August 18, 2015.  On June 30, 2014, no derivative liability was recorded because the warrants no longer were considered a liability for accounting purposes.  On September 30, 2013, the value of the Series N warrants was $41,501.  During the nine and three months ended June 30, 2014, the Company recorded a loss of $1,404,027 and $0, respectively, on the Series N warrants.  During the nine and three months ended June 30, 2013, the Company recorded a gain of $570,649 and $0, respectively, on Series N warrants.

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

In June 2009, the Company issued 1,011,656 Series A warrants exercisable at $5.00 per share in connection with a financing.  The cost of the warrants of $2,775,021 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities.  As of June 30, 2014, 130,347 of these warrants remained outstanding.  As of June 30, 2014 and September 30, 2013, the fair value of the remaining Series A warrants was $1,303.

In July 2009, the Company issued 16,750 warrants to a private investor.  The warrants were issued with an exercise price of $5.00 per share and valued at $43,550 using the Black Scholes method. The cost of the warrants was accounted for as a debit to additional paid-in capital and a credit to derivative liabilities. As of June 30, 2014, 16,750 warrants remained outstanding.  As of June 30, 2014 and September 30, 2013, the fair value of the remaining warrants was $167 and $168, respectively.

In connection with a loan received and fully repaid in a prior period, the Company issued 50,000 Series B warrants with an exercise price of $6.80 per share.  As of June 30, 2014, 50,000 Series B warrants remained outstanding.  As of June 30, 2014 and September 30, 2013, the fair value of the remaining Series B warrants was $0.

In connection with an August 2009 financing, the Company issued 539,222 Series C warrants exercisable at $5.50 per share.  As of June 30, 2014, 463,487 of these warrants remained outstanding.    As of June 30, 2014 and September 30, 2013, the fair value of the remaining Series C warrants was $4,635.

In September 2009, the Company issued 71,428 Series E warrants with an exercise price of $17.50 per share to the placement agent in connection with a financing. As of June 30, 2014, 71,428 Series E warrants remained outstanding.  As of June 30, 2014 and September 30, 2013, the fair value of the remaining Series E warrants was $0.

For the nine and three months ended June 30, 2014, the Company recorded a gain of $1 and $24,424, respectively, on the Series A through E warrants.  For the nine and three months ended June 30, 2013, the Company recorded a gain of $659,871 and $61,058, respectively, on the Series A through E warrants.

Series F and G Warrants

In October 2011, in connection with a financing, the Company issued 1,200,000 Series F warrants exercisable at $4.00 per share at any time prior to October 6, 2014.  The Company also issued 66,667 Series G warrants exercisable at $4.00 per share to the placement agent for this offering.  The Series G warrants are exercisable at any time prior to August 12, 2014.  The initial cost of the warrants of $2,146,667 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities.  As of June 30, 2014 and September 30, 2013, the fair value of the Series F and G warrants was $12,667. During the nine and three months ended June 30, 2014, the Company recorded a gain of $0 and $36,666, respectively, on the Series F and G warrants.  During the nine and three months ended June 30, 2013, the Company recorded a gain on the Series F and G warrants of $1,393,334 and $253,334, respectively.

Series H Warrants

In January 2012, in connection with a financing, the Company issued 1,200,000 Series H warrants exercisable at $5.00 per share at any time prior to August 1, 2015. The initial cost of the warrants of $2,400,000 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities. As of June 30, 2014 and September 30, 2013, the fair values of the Series H warrants were $24,000 and $36,000, respectively.   During the nine and three months ended June 30, 2014, the Company recorded a gain of $12,000 and $48,000, respectively, on the Series H warrants.  During the nine and three months ended June 30, 2013, the Company recorded a gain of $1,320,000 and $120,000, respectively, on the Series H warrants.

Series Q Warrants

In June 2012, in connection with a financing, the Company issued 1,200,000 Series Q warrants exercisable at $5.00 per share at any time prior to December 22, 2015.  The initial cost of the warrants of $2,160,000 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities. As of June 30, 2014 and September 30, 2013, the fair value of the Series Q warrants was $48,000.   During the nine and three months ended June 30, 2014, the Company recorded a gain of $0 and $72,000, respectively, on the Series Q warrants.  During the nine and three months ended June 30, 2013, the Company recorded a gain of $1,320,000 and $120,000, respectively, on the Series Q warrants.

Series R Warrants

In December 2012 the Company sold 3,500,000 shares of its common stock for $10,500,000, or $3.00 per share, in a registered direct offering.  The investors in this offering also received Series R warrants which entitle the investors to purchase up to 2,625,000 shares of the Company’s common stock.  The Series R warrants may be exercised at any time on or before December 6, 2016 at a price of $4.00 per share.   The initial cost of the warrants of $4,200,000 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities. As of June 30, 2014 and September 30, 2013, the fair value of the derivative liabilities totaled $236,250 and $288,750, respectively.  During the nine and three months ended June 30, 2014, the Company recorded a gain of $52,500 and $236,250, respectively, on the Series R warrants.  During the nine and three months ended June 30, 2013, the Company recorded a gain of $2,100,000 and $525,000, respectively, on the Series R warrants.

Series S Warrants

On October 11, 2013, the Company closed a public offering of 17,826,087 units of common stock and warrants at a price of $1.00 per unit for net proceeds of $16,400,000, net of underwriting discounts and commissions and offering expenses.  Each unit consisted of one share of common stock and one Series S warrant to purchase one share of common stock.  The Series S warrants were immediately exercisable, expire on October 11, 2018, and have an exercise price of $1.25.  In November 2013, the underwriters purchased an additional 2,648,913 warrants pursuant to the overallotment option, for which the Company received net proceeds of $24,370.

On December 24, 2013, the Company closed a public offering of 4,761,905 units of common stock and warrants at a price of $0.63 per unit for net proceeds of $2,790,000, net of underwriting discounts and commissions and offering expenses of the Company.  Each unit consisted of one share of common stock and one Series S warrant to purchase one share of common stock.  The Series S warrants were immediately exercisable, expire on October 11, 2018, and have an exercise price of $1.25. The underwriters purchased an additional 476,190 units of common stock and warrants pursuant to the overallotment option, for which the Company received net proceeds of approximately $279,000.

The initial cost of the S warrants of $7,321,071 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities.

On February 7, 2014, the Series S warrants began trading on the New York Stock Exchange.  As of June 30, 2014, 2,088,769 Series S Warrants had been exercised.  The fair value of the warrants on the date of exercise was $1,024,931.  The remaining 23,624,326 Series S warrants entitle the holders to purchase one share of the Company's common stock at a price of $1.25 per share.

As of June 30, 2014, the fair value of the Series S warrants totaled $6,142,325.  During the nine and three months ended June 30, 2014, the Company recorded a gain of $153,814 and $3,918,479, respectively, on the Series S warrants.

Series T and U Warrants

On April 17, 2014, the Company closed a public offering of 7,128,229 shares of common stock at a price of $1.40 and 1,782,057 Series T warrants to purchase one share of common stock for net proceeds of $9,230,000, net of underwriting commissions and offering expenses.  The Series T warrants were immediately exercisable, expire on October 17, 2014, and have an exercise price of $1.58. The underwriters received 445,514 Series U warrants to purchase one share of common stock.  The Series U warrants are exercisable beginning October 17, 2014, expire on October 17, 2017, and have an exercise price of $1.75.  The initial cost of the Series T and U warrants of $470,378 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities.

As of June 30, 2014, the fair value of the Series T and U warrants totaled $338,421.  During the nine and three months ended June 30, 2014, the Company recorded a gain of $131,957, on the Series T and U warrants.

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

In April 2012, 25,000 Series L warrants exercisable at a price of $7.50 per share were transferred to a consultant and were extended for two years from the current expiration date.  The additional value of $43,910 was accounted for as a credit to additional paid-in capital and a debit to general and administrative expense.  On April 17, 2014, the 25,000 Series L warrants expired.  In April 2013, 100,000 Series L warrants were repriced to $2.50 per share and were extended for two years to April 2, 2015 in return for a reduction in outstanding warrants to 70,000.  The additional cost of $59,531 was recorded as a debit and a credit to additional paid-in capital and was a deemed dividend.  This cost was included in modification of warrants and increased the net loss available to shareholders on the statements of operations.  As of June 30, 2014, 70,000 of the Series L warrants at the reduced exercise price of $2.50 remained outstanding.

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

In October 2013, the Company reduced the exercise prices of the Series M warrants from $3.40 to $1.00 in exchange for a reduction in the number of warrants from 600,000 to 500,000.  The additional cost of $76,991 was recorded as non-employee stock compensation expense.  In March 2014, 500,000 Series M warrants were exercised.  As of June 30, 2014, no Series M warrants remained outstanding.

3.  Series O and P Warrants

In March 2009, as further consideration for its rights under a licensing agreement, Byron Biopharma LLC (“Byron”) purchased 375,000 Units from the Company at a price of $2.00 per Unit.  Each Unit consisted of one share of the Company’s common stock and two Series O warrants.  All Series O warrants were exercised by September 30, 2012.

On February 10, 2012, the Company issued 590,001 Series P warrants to the former holder of the Series O warrants as an inducement for the early exercise of the Series O warrants. Series O warrants entitled the holder to purchase 590,001 shares of the Company’s common stock at a price of $2.50 per share at any time on or prior to March 6, 2016.  The Series P warrants allow the holder to purchase up to 590,001 shares of the Company’s common stock at a price of $4.50 per share.  The Series P warrants are exercisable at any time prior to March 6, 2017.  The warrants were accounted for as an equity transaction using the Black-Scholes method to value the warrants.  The fair value of the warrants was calculated to be $1,593,000.  This cost was recorded as a debit and a credit to additional paid-in capital.    As of June 30, 2014, 590,001 Series P warrants remained outstanding.

4.  Private Investor Warrants

In February 2011, 132,500 warrants issued to an investor with exercise prices between $6.50 and $8.20 were extended for three years.  In February 2014, 15,000 warrants expired.  On May 17, 2014, an additional 80,000 warrants expired.  As of June 30, 2014, 37,500 warrants remained outstanding.

In January 2009, as part of an amended lease agreement on the manufacturing facility, the Company repriced 300,000 warrants issued to the lessor in July 2007 at $12.50 per share and which were to expire on July 12, 2013. These warrants were repriced at $7.50 per share and expired on January 26, 2014. The cost of this repricing and extension of the warrants was $70,515 and was accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital.  In addition, 78,750 additional warrants were given to the lessor of the manufacturing facility on the same date, exercisable at a price of $7.50 per share, and expired on January 26, 2014. The cost of these warrants was $45,207 and was accounted for as a debit to the deferred rent asset and a credit to additional paid-in capital.  On January 26, 2014, all 378,750 warrants that were outstanding expired.

Between March 31 and June 30, 2009, 229,688 warrants were issued at $7.50 to the leaseholder on the manufacturing facility in consideration for the deferral of rent payments.  On January 26, 2014, all 229,688 warrants that were outstanding expired.

5.  Warrants Held by Officer and Director

Between December 2008 and June 2009, Maximilian de Clara, the Company’s President and a director, loaned the Company $1,104,057 under a note payable.  In June 2009, the Company issued 164,824 warrants, exercisable at $4.00 per share, to Mr. De Clara.  The warrants are exercisable at any time prior to December 24, 2014.  These warrants were valued at $65,796 using the Black-Scholes method.  In July 2009, as consideration for a further extension of the loan, the Company issued 184,930 warrants, exercisable at $5.00 per share, to Mr. De Clara.  These warrants were valued at $341,454 using the Black-Scholes method and can be exercised at any time prior to January 6, 2015.  The first warrants were recorded as a discount to the loan and a credit to additional paid-in capital.  The second warrants were recorded as a debit to derivative loss of $831,230, a premium of $341,454 on the loan and a credit to additional paid-in capital of $489,776.  The warrants and premium are fully amortized.  As of June 30, 2014, 349,754 warrants remained outstanding. See Note E for additional information.

6.  Options and Shares Issued to Consultants

As of June 30, 2014, 195,750 options issued to consultants as payment for services remained outstanding, of which 186,250 options were issued from the Non-Qualified Stock Option plans.   On May 22, 2013, 3,000 options previously issued to a consultant from the Non-Qualified Stock Option plans expired.

On October 15, 2013, the Company entered into a consulting agreement for services to be provided through October 14, 2014.  In consideration for services provided, the Company agreed to issue the consultant 100,000 restricted shares in three installments – 34,000 upon signing, 33,000 on January 15, 2014, and 33,000 on March 14, 2014.  Accordingly, during the nine and three months ended June 30, 2014, the Company issued a total of 100,000 and 0 restricted shares to the consultant. The aggregate fair market value of the 100,000 restricted shares of $108,710 was recorded as a prepaid expense and is being charged to general and administrative expense over the period of service.

On October 20, 2013, the Company entered into a consulting agreement for services to be provided through October 19, 2016.  In consideration for services provided, the Company agreed to issue the consultant 34,164 restricted shares each month of the agreement, with the first three months being issued in advance. Accordingly, during the nine months ended June 30, 2014, the Company issued the consultant 307,476 shares of restricted stock at the fair market value on the dates of issuance.  The aggregate fair market value of $332,074 was recorded as a prepaid expense and is being charged to general and administrative expense over the period of service.  The Company had previously entered into a one year consulting agreement with this same consultant for services to be provided through December 27, 2013.  In consideration for the services to be provided, the Company issued the consultant 50,000 shares of common stock and 50,000 options to purchase common stock at a price of $2.80 per share.  The common shares were issued at the fair market value on the agreement date of $2.80.  The aggregate fair market value of $140,000 was recorded as a prepaid expense and was charged to general and administrative expense over the period of service.  The fair value of the options issued, as calculated using the Black-Scholes method, was determined to be $98,150 and was also charged to general and administrative expense over the period of service.

On October 28, 2013, the Company entered into a consulting agreement for services to be provided through April 27, 2014.  In consideration for services provided, the Company granted the consultant 60,000 options to purchase common stock at a price of $0.85 per share.  The fair value of the options issued, as calculated using the Black-Scholes method, was determined to be $24,294 and was charged to general and administrative expense over the period of service.

On June 1, 2014, the Company entered into a consulting agreement for public relation services to be provided through December 1, 2014.  On December 1, 2013, the Company entered into a similar consulting agreement with the same consultant for public relation services to be provided through May 31, 2014. The contracts include a monthly retainer of 5,000 shares of restricted stock.  In addition the consultant received an additional 20,000 shares of restricted stock for meeting certain performance requirements per the original consulting agreement.  The common shares were issued at the fair market value on the grant date.  The aggregate fair market value of $63,500 and $20,100 for the nine and three months ended June 30, 2014 was recorded as a general and administrative expense.

On April 25, 2014, the Company entered into a consulting agreement for services to be provided through August 25, 2014.  In consideration for services provided, the Company granted the consultant 20,000 options to purchase common stock at a price of $1.22 per share.  The fair value of the options issued, as calculated using the Black-Scholes method, was determined to be $12,458 and was recorded as a prepaid expense and will be charged to general and administrative expense over the period of service.

During the nine and three months ended June 30, 2014, the Company recorded expense of $534,425 and $189,906, respectively relating to these consulting arrangements.  During the nine and three months ended June 30, 2013, the Company recorded expense of $251,560 and $96,537, respectively relating to these consulting arrangements.    As of June 30, 2014 and September 30, 2013, the Company recorded $64,165 and $57,553, respectively, in prepaid consulting expenses.

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

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at June 30, 2014:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$6,142,325	$-	$665,443	$6,807,768

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at September 30, 2013:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$-	$-	$433,024	$433,024

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the nine months ended June 30, 2014 and the year ended September 30, 2013:

	(9 months)	(12 months)
	June 30, 2014	September 30, 2013
Beginning balance	$433,024	$6,983,690
Issuances	7,791,448	4,200,000
Settlements	(1,445,528)	-
Transfers to Level 1	(7,321,071)	-
Realized and unrealized (gains) and losses recorded in earnings	1,207,570	(10,750,666)
Ending balance	$665,443	$433,024

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

During the nine and three months ended June 30, 2014, the Company paid $138,007 and $41,402 respectively in interest expense to Mr. de Clara.  During the nine and three months ended June 30, 2013, the Company paid $124,206 and $41,402 respectively, in interest expense to Mr. de Clara.

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

The Company is currently running a large multi-national Phase III clinical trial for head and neck cancer.  The Company believes that it has enough capital to support its operations for more than the next twelve months as it believes that it has ready access to new equity capital should the need arise. During fiscal year 2013, the Company raised $9.8 million net proceeds from several institutional investors.  During the nine months ended June 30, 2014, the Company raised approximately $31.5 million in net proceeds through the sale of common stock and warrants in three public offerings and from the exercise of previously issued warrants.  To finance the study beyond the next 12 months, the Company plans to raise additional capital in the form of corporate partnerships, debt and/or equity financings.  The Company believes that it will be able to obtain additional financing because it has done so consistently in the past, and because Multikine is a product in the Phase III trial stage. However, there can be no assurance that the Company will be successful in raising additional funds or that funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of money, the Company will either have to slow down or delay the Phase III clinical trial or even significantly curtail its operations until such time as it is able to raise the required funding.

Since the Company launched its Phase III trial for Multikine, the Company has spent approximately $14,900,000 as of June 30, 2014 on direct costs for the Phase III clinical trial.  The total remaining cash cost of the clinical trial is estimated to be about $29,700,000.  It should be noted that this estimate is based only on the information currently available in the Company’s contracts with the Clinical Research Organizations responsible for managing the Phase III trial.  This number can be affected by the speed of enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen today.  It is therefore possible that the cost of the Phase III trial will be higher than currently estimated.

G.           COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In March 2013, the Company entered into an agreement with Aptiv Solutions to provide certain clinical research services in accordance with a master service agreement.  The Company will reimburse Aptiv for costs incurred.  In May 2013, the Company made an advance payment of $400,000.  In October 2013, the Company made the second and final advance payment of $200,000. The funds advanced will be credited back in $150,000 annual increments from December 2014 through December 2017.  As of June 30, 2014, $150,000 of the deposit is classified as a current asset.

In April 2013, the Company entered into a co-development and revenue sharing agreement with Ergomed.  Under the agreement, Ergomed will contribute up to $10 million towards the Company’s Phase III trial in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount.  The Company accounted for the co-development and revenue sharing agreement in accordance with ASC 808 “Collaborative Arrangements”.  The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.”  Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its Statements of Operations.  Since the Company entered into the co-development and revenue sharing agreement with Ergomed it has incurred research and development expenses of approximately $4,183,000 related to Ergomed’s services.  This amount is net of Ergomed’s discount of approximately $1,426,000. During the nine and three months ended June 30, 2014, the Company recorded, net of Ergomed’s discount, approximately $3,345,000 and $1,413,000 respectively as research and development expense related to Ergomed’s services.

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

On December 12, 2013, inVentiv filed a counterclaim, alleging breach of contract on the part of the Company and seeking at least $2 million in damages.  On December 20, 2013, inVentiv moved to dismiss certain claims.  On June 24, 2014, the arbitrator denied inVentiv’s motion to dismiss.  Given that this matter is at a preliminary stage, the Company is not in a position to predict or assess the likely outcome of these proceedings.

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

The Company was required to deposit the equivalent of one year of base rent in accordance with the contract.  When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company.  The $1,670,917 is included in non-current assets on June 30, 2014 and September 30, 2013.

The Company subleases a portion of its leased space on a month to month term lease, which requires a 30 day notice for termination. The Company receives $5,305 per month in rent for the subleased space.

The Company leases its research and development laboratory under a 60 month lease which expires February 28, 2017.  The operating lease includes escalating rental payments.  The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate of $11,360 per month.  As of June 30, 2014 and September 30, 2013, the Company has recorded a deferred rent liability of $5,788 and $3,992, respectively.

The Company leases its office headquarters under a 36 month lease which expires June 30, 2015. The operating lease includes escalating rental payments.  The Company is recognizing the related rent expense on a straight line basis over the full 36 month term of the lease at the rate $7,864 per month.  As of June 30, 2014 and September 30, 2013, the Company has recorded a deferred rent liability of $8,371 and $12,412, respectively.

The Company leases office equipment under a capital lease arrangement.  The term of the capital lease is 48 months and expires on September 30, 2016.  The monthly lease payment is $1,025.  The lease bears interest at approximately 6% per annum.

H.           PATENTS

During the nine and three months ended June 30, 2014, the Company recorded patent impairment charges of $240 and $0, respectively.  For the nine and three months ended June 30, 2014, amortization of patent costs totaled $33,772 and $16,792, respectively.  During the nine and three months ended June 30, 2013, the Company recorded patent impairment charges of $10,651 and $0, respectively.  For the nine and three months ended June 30, 2013, amortization of patent costs totaled $75,882 and $26,441, respectively. The Company estimates that future amortization expense will be as follows:

Three months ending September 30, 2014	$9,039
Year ending September 30,
2015	36,157
2016	36,157
2017	36,157
2018	35,823
2019	34,120
Thereafter	146,090
Total	$333,543

I.           NET LOSS PER SHARE

The Company’s basic and diluted loss per share (LPS) are as follows:  For the nine months ended June 30, 2014 and 2013, the computation of dilutive LPS excluded options and warrants to purchase approximately 39,878,000 and 12,556,000 shares of common stock because their inclusion would have an anti-dilutive effect.  Additionally, for the nine and three months ended June 30, 2013, the gain on derivatives is not included in net loss in calculating dilutive loss per share because its effect is anti-dilutive.

	Nine months ended June 30, 2014
	Net Loss	Weighted Average Shares	LPS

Basic and dilutive LPS	$(21,261,925)	56,343,806	$(0.38)

	Three Months Ended June 30, 2014
	Net Loss	Weighted Average Shares	LPS

Basic loss per share	$(2,444,480)	64,664,274	$(0.04)
Gain on derivatives	(4,467,776)

Dilutive loss per share	$(6,912,256)	64,664,274	$(0.11)

	Nine months ended June 30, 2013
	Net Loss	Weighted Average Shares	LPS

Basic loss per share	$(7,530,621)	30,038,324	$(0.25)
Gain on derivatives	(7,363,854)

Dilutive loss per share	$(14,894,475)	30,038,324	$(0.50)

	Three Months Ended June 30, 2013
	Net Loss	Weighted Average Shares	LPS

Basic loss per share	$(4,507,004)	30,930,650	$(0.15)
Gain on derivatives	(1,079,392)

Dilutive loss per share	$(5,586,396)	30,930,650	$(0.18)

J.           SUBSEQUENT EVENTS

On July 15, 2014, the Company announced that it has been awarded a Phase I Small Business Innovation Research (SBIR) grant in the amount of $225,000 from the National Institute of Arthritis Muscoskeletal and Skin Diseases (NIAMS), which is part of the National Institutes of Health (NIH).  The grant will fund the further development of CEL-SCI’s LEAPS technology as a potential treatment for rheumatoid arthritis (RA), an autoimmune disease of the joints.  The work will be conducted at Rush University Medical Center in Chicago, Illinois in the laboratories of Tibor Glant, MD, Ph.D., The Jorge O. Galante Professor of Orthopedic Surgery; Katalin Mikecz, MD, Ph.D. Professor of Orthopedic Surgery & Biochemistry; and Allison Finnegan, Ph.D. Professor of Medicine.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL    CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company’s lead investigational therapy, Multikine® (Leukocyte Interleukin, Injection), is currently being tested in a Phase III clinical trial in advanced primary head and neck cancer. Multikine has been cleared by the regulators in sixteen countries around the world, including the US. Multikine is also being used in a Phase I study with the U.S. Naval Medical Center, San Diego under a Cooperative Research and Development Agreement (CRADA) in HIV/HPV co-infected men and women with peri-anal warts.

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

The Company estimates the total remaining cash cost of the Phase III trial, with the exception of the parts that will be paid by its licensees, Teva Pharmaceuticals and Orient Europharma, to be approximately $29,700,000.  This is in addition to approximately $14,900,000 which has been spent as of June 30, 2014.  This estimate is based on the information currently available in the Company’s contracts with the Clinical Research Organization responsible for managing the Phase III trial.  This number can be affected by the speed of enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen today.  It is therefore possible that the cost of the Phase III trial will be higher than currently estimated.

In April 2013, the Company replaced the clinical research organization (CRO) running its Phase III clinical trial. This was necessary since the patient enrollment in the study dropped off substantially following a takeover of the CRO which caused most of the members of the CRO’s study team to leave the CRO.  The Company has hired two CRO’s who will manage the global Phase III study; Aptiv Solutions and Ergomed who are both international leaders in managing oncology trials. Both CRO’s will help the Company expand the trial by 60-80 clinical sites globally. As of June 30, 2014, the study has enrolled 218 patients.  The centers where the study is being conducted include two centers in Israel where the Company’s partner Teva Pharmaceuticals has the marketing rights, and nine centers in Taiwan where the Company’s partner Orient Europhama has the marketing rights.  The Company expects to see a further increase in the number of patients enrolled in the study at an accelerating pace as (i) the current centers finalize all logistical issues and (ii) an additional 50-60 centers are added throughout the world.  Full enrollment of the planned 880 patients is expected by the end of 2015.

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

During the nine months ended June 30, 2014, the Company’s cash increased by approximately $14,244,000.  Significant components of this increase include net proceeds from the sale of the Company’s stock of approximately $28,429,000 and exercise of warrants of approximately $3,118,000 offset by net cash used to fund the Company’s regular operations, including its on-going Phase III clinical trial, of approximately $17,197,000, purchases of equipment of approximately $67,000, capitalized patent expenditures of $33,000 and payment on capital leases of approximately $6,000. During the nine months ended June 30, 2013, the Company’s cash decreased by approximately $457,000.  Significant components of this decrease include net proceeds from the sale of the Company’s stock of approximately $9,807,000 offset by net cash used to fund the Company’s regular operations, including its on-going Phase III clinical trial, of approximately $10,142,000, purchases of equipment of approximately $93,000, expenditures for patent costs of approximately $25,000 and payments on capital leases of approximately $4,000.

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

The Company incurred $189,188 in offering costs related to these two offerings which were charged to additional paid in capital and netted against the cash proceeds in the Statement of Cash Flows.

The October and December 2013 financings triggered the reset provision of the Series N warrants which resulted in the issuance of an additional 1,563,083 shares of common stock.  The cost of additional shares issued was $1,117,447. This cost was recorded as a debit and a credit to additional paid-in capital and was deemed a dividend.

On April 17, 2014, the Company closed a public offering of units consisting of an aggregate of 7,128,229 shares of common stock and warrants to purchase an aggregate of 1,782,057 shares of common stock.  The units were sold at a price of $1.40 per unit.  The common stock and warrants separated immediately.  The warrants are immediately exercisable, expire on October 17, 2014, and have an exercise price of $1.58 per share.  The Company received net proceeds of approximately $9,143,000, after deducting the underwriting commissions and offering expenses.

Results of Operations and Financial Condition

During the nine and three months ended June 30, 2014, other income increased by approximately $52,000 and decreased by approximately $98,000, respectively, compared to the nine and three months ended June 30, 2013.  Other income fluctuates primarily due to the timing of drug shipments to supply the Company’s partner in Taiwan.

During the nine and three months ended June 30, 2014, research and development expenses increased by approximately $3,418,000 and $684,000, respectively, compared to the nine and three months ended June 30, 2013.  The Company is continuing the Phase III clinical trial and research and development fluctuates based on the activity level of the clinical trial.

During the nine and three months ended June 30, 2014, general and administrative expenses increased by approximately $1,029,000 and $620,000, respectively, compared to the nine and three months ended June 30, 2013. This increase is primarily due to increased public relations costs, and legal fees.

During the nine and three months ended June 30, 2014, the Company recorded a loss on derivative instruments of approximately $1,054,000 and a gain on derivative instruments of approximately $4,468,000, respectively, due to the change in fair value of the derivative liabilities during the period.  The gain on derivative instruments of approximately $7,364,000 and $1,079,000, respectively, for the nine and three months ended June 30, 2013 was the result of the change in fair value of the derivative liabilities during the period.  This change was caused by fluctuations in the share price of the Company’s common stock.

Interest expense was approximately $122,000 and $42,000, respectively, for the nine and three months ended June 30, 2014 and consisted of interest expense on the loan from the Company’s president.   Interest expense was approximately $128,000 and $43,000 for the nine and three months ended June 30, 2013 and consisted primarily of interest expense on the loan from the Company’s president.

Research and Development Expenses

During the nine and three months ended June 30, 2014 and 2013, the Company’s research and development efforts involved Multikine and LEAPS.  The table below shows the research and development expenses associated with each project.

	Nine months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013

MULTIKINE	$12,347,711	$8,939,630	$4,361,366	$3,683,472
LEAPS	279,558	269,720	92,364	86,066

TOTAL	$12,627,269	$9,208,900	$4,453,730	$3,769,538

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2014.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014.

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Chief Executive and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the first three and nine months of fiscal year 2014.  There was no change in the Company’s internal control over financial reporting during the three and nine months ended June 30, 2014.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Restricted Stock

During the three months ended June 30, 2014, the Company issued 15,000 restricted shares of common stock to consultants for investor relations and other services.

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

CEL-SCI CORPORATION

Date: August 8, 2014	By:	/s/ Geert Kersten
Geert Kersten, Principal Executive Officer*

*  Also signing in the capacity of the Principal Accounting and Financial Officer.