Form 10-K
period 2014-09-30
CEL SCI CORP
filed 2014-12-23
CIK 725363

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2014.

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

Common Stock, $.01 par value Series S Warrants
(Title of Class)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): ☐ Yes  ☑ No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2014, as quoted on the NYSE MKT, was $86,967,791.

As of December 11, 2014, the Registrant had 91,345,536 issued and outstanding shares of common stock.

Documents Incorporated by Reference:   None

PART I

ITEM 1.  BUSINESS

CEL-SCI is focused on finding the best way to activate the immune system to fight cancer and infectious diseases. Its lead investigational therapy Multikine (Leukocyte Interleukin, Injection) is currently in a pivotal Phase III clinical trial against head and neck cancer, for which CEL-SCI has received Orphan Drug Status from the U.S. FDA. If the primary endpoint of the FDA study is achieved, the results will be used to support applications to regulatory agencies around the world for worldwide commercial marketing approvals as a first line cancer therapy. Additional clinical indications for Multikine include cervical dysplasia in HIV/HPV co-infected women, for which a Phase I study was successfully concluded; and the treatment of peri-anal warts in HIV/HPV co-infected men and women, for which a Phase I trial is now underway in conjunction with the U.S. Navy under a Cooperative Research and Development Agreement.

CEL-SCI’s immune therapy, Multikine, is being used in a different way than immune therapy is usually used.  It is administered locally to treat local tumors or infections and it is given before any other therapy has been administered.  For example, in the ongoing Phase III clinical trial, Multikine is given locally at the site of the tumor as a first line of treatment before surgery, radiation and/or chemotherapy because that is when the immune system is thought to be strongest. The goal is to help the intact immune system kill the micro metastases that usually cause recurrence of the cancer.  In short, we believe that local administration and administration before weakening of the immune system by chemotherapy and radiation will result in higher efficacy with less or no toxicity.

CEL-SCI’s focus on HPV is not the development of an antiviral against HPV in the general population.  Instead it is the development of an immunotherapy to be used in patients who are immune suppressed by diseases such as HIV and are therefore less able or unable to control HPV and its resultant diseases.  This group of patients has no viable treatments available to them and there are, to CEL-SCI’s knowledge, no competitors at the current time.  HPV is also relevant to the head and neck cancer Phase III study since it is now known that HPV is a cause of head and neck cancer.  Multikine was shown to kill HPV in an earlier study of HIV infected women with cervical dysplasia.

CEL-SCI is also investigating a different peptide-based immunotherapy (LEAPS-H1N1-DC) as a possible treatment for H1N1 hospitalized patients and as a vaccine (CEL-2000) for Rheumatoid Arthritis (currently in preclinical testing) using its LEAPS technology platform. The investigational immunotherapy LEAPS-H1N1-DC treatment involves non-changing regions of H1N1 Pandemic Flu (www.jci.org/articles/view/67550), Avian Flu (H5N1), and the Spanish Flu, as CEL-SCI scientists are very concerned about the possible emergence of a new more virulent hybrid virus through the combination of H1N1 and Avian Flu, or possibly Spanish Flu.

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

CEL-SCI’S PRODUCTS

CEL-SCI’s product pipeline consists of the following:

1)	Multikine (Leukocyte Interleukin, Injection) investigational immunotherapy against cancer and Human Papilloma Virus (HPV);

2)	LEAPS technology, with two investigational therapies, LEAPS-H1N1-DC pandemic flu treatment for hospitalized patients and CEL-2000, a rheumatoid arthritis treatment vaccine.

MULTIKINE

CEL-SCI’s lead investigational therapy, Multikine (Leukocyte Interleukin, Injection), is currently in a Phase III clinical trial as a potential therapeutic agent directed at using the immune system to increase survival of advanced primary head and neck cancer patients.  Data from Phase I and Phase II clinical trials suggest that Multikine simulates the activities of a healthy person's immune system, enabling it to use the body's own anti-tumor immune response. Multikine (Leukocyte Interleukin, Injection) is the full name of this investigational therapy, which, for simplicity, is referred to in the remainder of this document as Multikine.  Multikine is the trademark that CEL-SCI has registered for this investigational therapy, and this proprietary name is subject to FDA review in connection with CEL-SCI’s future anticipated regulatory submission for approval.  Multikine has not been licensed or approved for sale, barter or exchange by the FDA or any other regulatory agency. Neither has its safety or efficacy been established for any use.

Multikine has been cleared by the regulators in seventeen countries around the world, including the U.S. FDA, for a global Phase III clinical trial in advanced primary (not yet treated) head and neck cancer patients.  The trial is currently under the management of two new clinical research organizations (CROs) who are adding clinical centers in existing and new countries to increase the speed of patient enrollment.

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

In this clinical trial Multikine is given to cancer patients first, i.e., prior to their receiving any conventional treatment for cancer, including surgery, radiation and/or chemotherapy.    This could be shown to be important because conventional therapy may weaken the immune system, and may compromise the potential effect of immunotherapy. Because Multikine is given before conventional cancer therapy, when the immune system should be more intact, CEL-SCI believes the possibility exists for it to have a greater likelihood of activating an anti-tumor immune response under these conditions. This likelihood is one of the clinical aspects being evaluated in the ongoing global Phase III clinical trial.

Multikine is a different kind of investigational therapy in the fight against cancer; Multikine is a defined mixture of cytokines.   It is a combination immunotherapy, possessing both active and passive properties.

In October 2012 and again in November 2013, in an interim review of the safety data from the Phase III study, an Independent Data Monitoring Committee (IDMC) raised no safety concerns. The IDMC also indicated that no safety signals were found that would call into question the benefit/risk of continuing the study. CEL-SCI considers the results of the IDMC review to be important since studies have shown that up to 30% of Phase III trials fail due to safety considerations and the IDMC’s safety findings from this interim review were similar to those reported by investigators during CEL-SCI’s Phase I-II trials. Ultimately, the decision as to whether a drug is safe is made by the FDA based on an assessment of all of the data from a trial.

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

Subject to completion of CEL-SCI's global Phase III clinical trial and FDA's review of CEL-SCI’s entire data set on this investigational therapy, if the FDA were to conclude that the safety and efficacy of this investigational therapy is established, the early-phase clinical data is encouraging in suggesting the potential that head and neck cancer patients with advanced primary disease (approximately 66% of all head and neck cancer patients) could be candidates for this investigational therapy if it were to be approved by FDA.

CEL-SCI has an agreement with Teva Pharmaceutical Industries, Ltd., which provides Teva with the exclusive license to market and distribute Multikine in Israel, Turkey, Serbia and Croatia.  Pursuant to the agreement, Teva has signed up three hospitals and enrolled patients in Israel as part of the Phase III trial. Revenues will be divided between CEL-SCI and Teva.

CEL-SCI has an agreement with Orient Europharma of Taiwan which provides Orient Europharma with the exclusive marketing rights to Multikine for all cancer indications in Taiwan, Singapore, Hong Kong, Malaysia, South Korea, the Philippines, Australia and New Zealand.  The agreement requires Orient Europharma to fund the clinical trials needed to obtain marketing approvals in these countries for head and neck cancer, naso-pharyngeal cancer and potentially cervical cancer.  Orient Europharma has signed up nine centers in Taiwan where it has enrolled patients as part of the Phase III trial.  Revenues will be divided between CEL-SCI and Orient Europharma.

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

On April 23, 2013, CEL-SCI announced that it had replaced Inventiv Health Clinical, the clinical research organization (CRO) running its Phase III clinical trial. This was necessary since the patient enrollment in the study dropped off substantially following a takeover of Pharmanet by Inventiv which caused many of the members of Inventiv’s study team to leave Inventiv.  CEL-SCI has hired two CRO’s who will manage the global Phase III study; Aptiv Solutions and Ergomed who are both international leaders in managing oncology trials. The study is currently being expanded to about 100 clinical sites globally.

As of November 30, 2014, the last update given by CEL-SCI, the study had enrolled approximately 310 patients.  CEL-SCI expects to see a further increase in the number of patients enrolled in the study at an accelerating pace as (i) the current centers finalize all logistical issues and (ii) more clinical centers are added throughout the world.  Full enrollment of the planned 880 patients is expected by about the end of 2015.

In April 2013, CEL-SCI entered into a co-development agreement with Ergomed.  Under the co-development agreement, Ergomed will contribute up to $10 million towards the study in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount, only from sales of Multikine for head and neck cancer.  Ergomed, a privately-held firm headquartered in Europe with global operations, has entered into five similar co-development agreements, including one with Genzyme (purchased by Sanofi in 2011 for over $20 billion).  Ergomed will be responsible for the majority of the new patient enrollment since it has a novel model for clinical site management to accelerate patient recruitment and retention.  For example, Ergomed has almost 25 physicians who can directly call on clinical sites to aid recruitment and retention.  Some of the Ergomed physicians also have the experience of being clinical investigators themselves. CEL-SCI believes that this interaction on a physician to physician level is what is needed to help increase enrollment in the Multikine study.

CEL-SCI estimates the total cash cost of the Phase III trial, with the exception of the parts that will be paid by its partners, Teva Pharmaceuticals and Orient Europharma, to be approximately $28.2 million after September 30, 2014.  This is in addition to approximately $16.4 million which has been paid as of September 30, 2014.  This estimate is based on information currently available in CEL-SCI’s contracts with the Clinical Research Organizations responsible for managing the Phase III trial.  This number can be affected by the speed of enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen today.  It is therefore possible that the cost of the Phase III trial will be higher than currently estimated.

In October 2013, CEL-SCI announced it entered into a CRADA with the U.S. Naval Medical Center, San Diego.  Pursuant to this agreement, the Naval Medical Center is currently conducting a Human Subjects Institutional Review Board approved Phase I study of CEL-SCI’s investigational immunotherapy, Multikine, in HIV/HPV co-infected men and women with peri-anal warts.  Anal and genital warts are commonly associated with the Human Papilloma Virus (HPV), the most common sexually transmitted disease. Men and women with a history of anogenital warts have a 30 fold increased risk of anal cancer.  Persistent HPV infection in the anal region is thought to be responsible for up to 80% of anal cancers. HPV is a significant health problem in the HIV infected population as individuals are living longer as a result of greatly improved HIV medications. On September 29, 2014 CEL-SCI announced that the first volunteer patient had been enrolled and administered Multikine.

The purpose of this study is to evaluate the safety and clinical impact of Multikine as a treatment of peri-anal warts and assess its effect on AIN in HIV/HPV co-infected men and women.

CEL-SCI contributes the investigational study drug Multikine, will retain all rights to any currently owned technology, and will have the right to exclusively license any new technology developed from the collaboration.

Multikine is being given to the HIV/HPV co-infected patients with peri-anal warts since promising early results were seen in another Institutional Review Board approved Multikine Phase I study conducted at the University of Maryland. In this study, investigational therapy Multikine was given to HIV/HPV co-infected women with cervical dysplasia resulting in visual and histological evidence of clearance of lesions.  Furthermore, elimination of a number of HPV strains was determined by in situ polymerase chain reaction (PCR) performed on tissue biopsy collected before and after Multikine treatment.  As reported by the investigators in the earlier study, the study volunteers all appeared to tolerate the treatment with no reported serious adverse events.

The treatment regimen for the study of up to 15 HIV/HPV co-infected patient volunteers with peri-anal warts to be conducted by the Naval Medical Center is identical to the regimen that was used in the earlier Multikine cervical study in HIV/HPV co-infected patients.

In October 2013, CEL-SCI entered into a co-development and profit sharing agreement with Ergomed for Multikine in HIV/HPV co-infected men and women with peri-anal warts.  This agreement will initially be in support of the development with the U.S. Navy.  Ergomed will assume up to $3 million in clinical and regulatory costs.

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

In September 2009, the U.S. FDA advised CEL-SCI that it could proceed with its first clinical trial to evaluate the effect of LEAPS-H1N1 treatment on the white blood cells of hospitalized H1N1 patients. This followed an expedited initial review of CEL-SCI's regulatory submission for this study proposal.

In November 2009, CEL-SCI announced that The Johns Hopkins University School of Medicine had given clearance for CEL-SCI’s first clinical study to proceed using LEAPS-H1N1.   Soon after the start of the study, the number of hospitalized H1N1 patients dramatically declined and the study was unable to complete the enrollment of patients.

Additional work on this treatment for the pandemic flu is being pursued in collaboration with the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health, USA.  In May 2011 NIAID scientists presented data at the Keystone Conference on “Pathogenesis of Influenza: Virus-Host Interactions” in Hong Kong, China, showing the positive results of efficacy studies in mice of LEAPS H1N1 activated dendritic cells (DCs) to treat the H1N1 virus.  Scientists at the NIAID found that H1N1-infected mice treated with LEAPS-H1N1 DCs showed a survival advantage over mice treated with control DCs. The work was performed in collaboration with scientists led by Kanta Subbarao, M.D., Chief of the Emerging Respiratory Diseases Section in NIAID’s Division of Intramural Research, part of the National Institutes of Health, USA.

In July 2013, CEL-SCI announced the publication of the results of additional influenza studies by researchers from the NIAID in the Journal of Clinical Investigation (www.jci.org/articles/view/67550).  The studies described in the publication show that when CEL-SCI’s investigational J-LEAPS Influenza Virus treatments were used “in vitro” to activate DCs, these activated DCs, when injected into influenza infected mice, arrested the progression of lethal influenza virus infection in these mice.  The work was performed in the laboratory of Dr. Subbarao.

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

In February 2010 CEL-SCI announced that its CEL-2000 vaccine demonstrated that it was able to block the progression of rheumatoid arthritis in a mouse model.  The results were published in the scientific peer-reviewed Journal of International Immunopharmacology (online edition) in an article titled “CEL-2000: A Therapeutic Vaccine for Rheumatoid Arthritis Arrests Disease Development and Alters Serum Cytokine/Chemokine Patterns in the Bovine Collagen Type II Induced Arthritis in the DBA Mouse Model” with lead author Daniel Zimmerman, Ph.D., Senior Vice President of Research, Cellular Immunology at CEL-SCI.  The study was co-authored by scientists from CEL-SCI, Washington Biotech, Northeastern Ohio Universities Colleges of Medicine and Pharmacy and Boulder BioPath.

In August 2012, Dr. Zimmerman gave a Keynote presentation at the OMICS 2nd International Conference on Vaccines and Vaccinations in Chicago.  This presentation showed how the LEAPS peptides administered altered only select cytokines specific for each disease model, thereby improving the status of the test animals and even preventing death and morbidity.  These results support the growing body of evidence that provides for its mode of action by a common format in these unrelated conditions by regulation of Th1 (e.g., IL12 and IFN-γ) and their action on reducing TNF-α and other inflammatory cytokines as well regulation of antibodies to these disease associated antigens.  This was also illustrated by a schematic model showing how these pathways interact and result in the overall effect of protection and regulation of cytokines in a beneficial manner.

 On July 15, 2014, CEL-SCI announced that it has been awarded a Phase I Small Business Innovation Research (SBIR) grant in the amount of $225,000 from the National Institute of Arthritis Muscoskeletal and Skin Diseases, which is part of the National Institutes of Health.  The grant will fund the further development of CEL-SCI’s LEAPS technology as a potential treatment for rheumatoid arthritis, an autoimmune disease of the joints.  The work will be conducted at Rush University Medical Center in Chicago, Illinois in the laboratories of Tibor Glant, MD, Ph.D., The Jorge O. Galante Professor of Orthopedic Surgery; Katalin Mikecz, MD, Ph.D. Professor of Orthopedic Surgery & Biochemistry; and Allison Finnegan, Ph.D. Professor of Medicine.

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

CEL-SCI has had only limited revenues since it was formed in 1983. Since the date of its formation and through September 30, 2014, CEL-SCI incurred net losses of approximately $238 million. CEL-SCI has relied principally upon the proceeds of the public and private sales of its securities to finance its activities to date.

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

CEL-SCI is involved in a biomedical field that is undergoing rapid and significant technological change. The pace of change continues to accelerate.  The successful development of products from CEL-SCI's compounds, compositions and processes through CEL-SCI financed research, or as a result of possible licensing arrangements with pharmaceutical or other companies, is not assured.

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

The market price of CEL-SCI's common stock, as well as the securities of other biopharmaceutical and biotechnology companies, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. During the twelve months ended September 30, 2014, CEL-SCI's stock price has ranged from a low of $0.53 per share to a high of $1.90 per share. Factors such as fluctuations in CEL-SCI's operating results, announcements of technological innovations or new therapeutic products by CEL-SCI or its competitors, governmental regulation, developments in patent or other proprietary rights, public concern as to the safety of products developed by CEL-SCI or other biotechnology and pharmaceutical companies, publications by market analysts, law suits, and general market conditions may have a significant effect on the future market price of CEL-SCI's common stock.

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

Shares issuable upon the conversion of a note or upon the exercise of outstanding warrants and options may substantially increase the number of shares available for sale in the public market and may depress the price of CEL-SCI's common stock.

As of November 30, 2014, there were outstanding options which allows the holders to purchase approximately 6,840,000 shares of CEL-SCI’s common stock, at prices ranging between $0.85 and $20.00 per share, outstanding warrants which allow the holders to purchase approximately 35,863,000 shares of CEL-SCI’s common stock, at prices ranging between $0.53 and $5.50 per share, and a convertible note which allows the holder to acquire approximately 276,000 shares of CEL-SCI’s common stock at a conversion price of $4.00.  The outstanding options and warrants could adversely affect CEL-SCI’s ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when CEL-SCI may be able to obtain additional capital through a new offering of securities on terms more favorable to CEL-SCI than the terms of the outstanding options and warrants.  For the life of the options, warrants and the convertible note, the holders have the opportunity to profit from a rise in the market price of CEL-SCI’s common stock without assuming the risk of ownership.  The issuance of shares upon the exercise of outstanding options and warrants, or the conversion of the note, will also dilute the ownership interests of CEL-SCI’s existing stockholders.

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

CEL-SCI may have exposure for certain securities CEL-SCI sold in October 2013.

In September 2012, CEL-SCI filed a shelf registration statement covering the sale of $50,000,000 of securities (the “2012 Registration Statement”), and in January 2013 CEL-SCI filed another shelf registration statement covering the sale of an additional $50,000,000 of securities (the “2013 Registration Statement”). In October 2013, CEL-SCI filed a prospectus supplement to the 2012 Registration Statement for the sale in an underwritten public offering of 17,826,087 shares of CEL-SCI’s common stock, 20,475,000 Series S Warrants, as well as up to 20,475,000 shares of common stock issuable upon the exercise of the Series S warrants (the “October Prospectus”).  Collectively, CEL-SCI offered approximately $43.4 million of securities pursuant to the October Prospectus.  This amount includes approximately $17.8 million for the sale of the common stock and Series S warrants and $25.6 million upon the exercise of the Series S Warrants. CEL-SCI subsequently realized that at the time of the October 2013 offering CEL-SCI had approximately $28.9 million available for issuance under the 2012 Registration Statement.  As a result, CEL-SCI offered securities that were not registered with the SEC, and that may not have been eligible for an exemption from registration under the federal or state securities laws. CEL-SCI had securities available under the 2013 Registration Statement to register all of the securities not covered by the 2012 Registration Statement.  In December 2013, CEL-SCI filed a prospectus supplement to the 2013 Registration Statement registering the offer and sale of all of the shares of common stock issuable upon exercise of the Series S Warrants included in the October 2013 offering to assure that the offering and sale of all of the shares issuable upon exercise of the Series S Warrants were registered (the “December Prospectus”). Prior to the filing of the December Prospectus, no Series S Warrants issued in the October offering had been exercised.  Notwithstanding the above, the actions CEL-SCI has taken to mitigate CEL-SCI’s possible non-compliance with securities laws will not prevent regulators from asserting that CEL-SCI violated the law, from imposing penalties and fines against CEL-SCI with respect to any potential violations of securities laws, and may subject CEL-SCI to possible claims for damages from certain investors.

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

In August 2007, CEL-SCI leased a building near Baltimore, Maryland.  The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI’s specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI’s Phase III clinical trial and sales of the drug if approved by the FDA.  The lease expires on October 31, 2028 and requires annual base rent payments of approximately $1,544,000 during the twelve months ending September 30, 2014.   The annual base rent escalates each year at 3% beginning on November 1st.  CEL-SCI is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities, which were approximately $43,000 per month as of September 30, 2014.  The lease allows CEL-SCI, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease.  The lease required CEL-SCI to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 beginning in fiscal year 2014.  In August 2011, CEL-SCI was required to deposit $1,670,917, the equivalent of one year of base rent.  The $1,670,917 was required to be deposited when the amount of CEL-SCI’s cash had dropped below the amount stipulated in the lease and is included in non-current assets at September 30, 2014.

ITEM 3. LEGAL PROCEEDINGS

 On October 31, 2013, CEL-SCI announced the commencement of arbitration proceedings against inVentiv Health Clinical, LLC (f/k/a PharmaNet, LLC), CEL-SCI’s former clinical research organization.  The arbitration claim, initiated under the Commercial Rules of the American Arbitration Association, alleges (i) breach of contract, (ii) fraud in the inducement, and (iii) common law fraud, and seeks at least $50 million in damages.  In April 2013, CEL-SCI dismissed inVentiv Health Clinical, LLC and replaced it with two clinical research organizations, Aptiv Solutions, Inc. and Ergomed Clinical Research Ltd.

On December 12, 2013, inVentiv Health Clinical, LLC filed an answer and counterclaim in response to CEL-SCI’s claims against it.  The counterclaim alleges breach of contract on the part of CEL-SCI and seeks at least $2 million in damages.  On December 20, 2013, inVentiv moved to dismiss certain claims.  On June 24, 2014, the arbitrator denied inVentiv’s motion to dismiss.  Given that this matter is at a preliminary stage, CEL-SCI is not in a position to predict or assess the likely outcome of these proceedings.

ITEM 4. MINE SAFETY DISCLOSURE

      Not applicable.

ITEM 5. MARKET FOR CEL-SCI'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of September 30, 2014 there were approximately 1,400 record holders of CEL-SCI’s common stock. CEL-SCI’s common stock is traded on the NYSE MKT under the symbol “CVM”.

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

Shown below are the post-split range of high and low quotations for CEL-SCI’s common stock for the periods indicated as reported on the NYSE MKT. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low
12/31/12	$3.90	$2.60
3/31/13	$2.90	$2.10
6/30/13	$3.10	$2.00
9/30/13	$2.70	$1.60

12/31/13	$1.80	$0.53
3/31/14	$1.90	$0.59
6/30/14	$1.72	$0.98
9/30/14	$1.30	$0.75

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

The provisions in CEL-SCI’s Articles of Incorporation relating to CEL-SCI’s preferred stock allow CEL-SCI’s directors to issue preferred stock with rights to multiple votes per share and dividend rights which would have priority over any dividends paid with respect to CEL-SCI’s common stock.  The issuance of preferred stock with such rights may make more difficult the removal of management even if such removal would be considered beneficial to shareholders generally, and will have the effect of limiting shareholder participation in certain transactions such as mergers or tender offers if such transactions are not favored by incumbent management.

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

The graph below matches the cumulative 5-year total return of holders of CEL-SCI’s common stock with the cumulative total returns of the NYSE MTK Composite index and the RDG MicroCap Biotechnology index. The graph assumes that the value of an investment in CEL-SCI's common stock and in each of the indexes (including reinvestment of dividends) was $100 on September 30, 2009 and tracks it through September 30, 2014.

	9/09	9/10	9/11	9/12	9/13	9/14

CEL-SCI Corporation	100.00	37.44	21.22	20.06	9.88	5.30
NYSE MKT Composite	100.00	119.74	123.95	151.16	147.16	166.46
RDG MicroCap Biotechnology	100.00	77.22	55.21	92.86	84.06	61.43

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

Statements of Operations	2014	2013	2012	2011	2010
Grant income and other	$264,033	$159,583	$254,610	$956,154	$153,300
Operating expenses:
Research and development	17,000,145	12,681,049	10,368,695	11,745,629	11,911,626
Depreciation and Amortization	231,752	364,124	533,468	531,316	516,117
General and administrative	10,606,248	6,982,686	6,595,287	6,664,883	6,285,810
Gain on derivative instruments	248,767	10,750,666	1,911,683	4,432,148	28,843,772
Other expenses (3)	-	-	-	(12,000,000)	-
Interest income	122,854	117,086	116,061	164,163	362,236
Interest expense	(163,774)	(170,423)	(262,214)	(322,980)	(162,326)
Net income (loss)	(27,366,265)	(9,170,947)	(15,477,310)	(25,712,343)	10,483,429
Issuance of additional shares due to reset provision	(1,117,447)	-	(250,000)	-	-
Modification of warrants	-	(59,531)	(325,620)	(1,068,369)	(1,532,456)
Inducement warrants	-	-	(1,593,000)	-	-
Net income (loss) available to common shareholders	$(28,483,712)	$(9,230,478)	$(17,645,930)	$(26,780,712)	$8,950,973

Net income (loss) per common share
Basic	$(0.48)	$(0.30)	$(0.70)	$(1.28)	$0.44
Diluted	$(0.49)	$(0.66)	$(0.78)	$(1.49)	$(0.55)

Weighted average common shares outstanding

Basic and Diluted (1)	58,804,622	30,279,442	25,183,654	20,848,899	20,210,286

Balance Sheets	2014	2013	2012	2011	2010

Working capital (deficit)	$8,496,076	$(1,033,370)	$5,529,438	$1,796,349	$25,799,304
Total assets	$19,230,434	$10,838,572	$16,067,450	$18,625,440	$37,804,985
Convertible note and derivative instruments - current (2)	$18,105	-	-	$5,068,552	$424,286
Derivative instruments – noncurrent (2)	$5,487,141	$433,024	$6,983,690	$2,192,521	$6,521,765
Total liabilities	$8,787,034	$4,138,482	$9,040,018	$9,546,616	$9,950,220
Stockholders' equity	$10,443,400	$6,700,090	$7,027,432	$9,078,824	$27,854,765

(1)	The calculation of diluted earnings per share for the years ended September 30, 2014, 2013, 2012, and 2011excluded potentially dilutive shares because their effect would have been anti-dilutive.
(2)	Included in total liabilities.
(3)	The $12 million other expense in 2011 was the cost of the lawsuit settlement. The detailed terms of the lawsuit settlement and the related agreements and documents were filed as exhibits to CEL-SCI’s report on Form 10-Q for the three months ended March 31, 2011.

CEL-SCI's net loss available to common shareholders for each fiscal quarter during the two years ended September 30, 2014 were:

		Net loss per share
Quarter	Net loss	Basic	Diluted
12/31/2013	$(5,451,865)	$(0.11)	$(0.15)
3/31/2014	$(13,365,580)	$(0.24)	$(0.24)
6/30/2014	$(2,444,480)	$(0.04)	$(0.11)
9/30/2014	$(7,221,787)	$(0.11)	$(0.13)

12/31/2012	$(2,310,246)	$(0.08)	$(0.18)
3/31/2013	$(713,371)	$(0.02)	$(0.14)
6/30/2013	$(4,507,004)	$(0.15)	$(0.18)
9/30/2013	$(1,699,857)	$(0.05)	$(0.16)

Variances in quarterly gains and losses for the quarters presented are caused by the changes in the fair value outstanding warrants accounted for as derivatives each quarter.  These changes in the fair value of the convertible debt and warrants are recorded on the statements of operations.

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

Results of Operations

Fiscal 2014

During the year ended September 30, 2014, grant and other income increased by $104,450 compared to the year ended September 30, 2013.  The increase is primarily due to the timing of drug shipments to supply the Company’s partner in Taiwan during fiscal year 2014 compared to fiscal year 2013.

During the year ended September 30, 2014, research and development expenses increased by $4,319,096 compared to the year ended September 30, 2013.  CEL-SCI is continuing the Phase III clinical trial and research and development fluctuates based on the activity level of the clinical trial.  In fiscal year 2014, CEL-SCI received clearance from seven new countries for the Phase III trial, added approximately thirty sites and set multiple record breaking months for enrolling patients.

During the year ended September 30, 2014, general and administrative expenses increased by $3,623,562, compared to the year ended September 30, 2013.  This increase is primarily due to $1,477,954 of equity based compensation costs for restricted stock issued, increased public relations costs of $443,596 and legal fees of $1,668,780.  Public relations costs increased to support the progression of the products through clinical trials.  Legal fees increased primarily as a result of arbitration with the Company’s former CRO, as discussed in Item 3 above.

During the year ended September 30, 2014, CEL-SCI recorded a derivative gain of $248,767.  For the year ended September 30, 2013, CEL-SCI recorded a derivative gain of $10,750,666.  This variation was the result of the change in fair value of the derivative liabilities during the period which was caused by fluctuations in the share price of CEL-SCI’s common stock.

Interest expense decreased $6,649 during the year ended September 30, 2014 compared to the year ended September 30, 2013, and consisted primarily of interest expense on the loan from CEL-SCI’s president of $165,609 and interest on a capital lease.

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

Research and Development Expenses

During the five years ended September 30, 2014 CEL-SCI’s research and development efforts involved Multikine and LEAPS.   The table below shows the research and development expenses associated with each project during this five-year period.

	2014	2013	2012	2011	2010
MULTIKINE	$16,625,367	$12,303,564	$9,977,617	$11,257,157	$10,868,046
LEAPS	374,778	377,485	391,078	488,472	1,043,580

TOTAL	$17,000,145	$12,681,049	$10,368,695	$11,745,629	$11,911,626

In January 2007, CEL-SCI received a “no objection” letter from the FDA indicating that it could proceed with Phase III trials with Multikine in head and neck cancer patients.  CEL-SCI had previously received a “no objection” letter from the Canadian Biologics and Genetic Therapies Directorate which enabled CEL-SCI to begin its Phase III clinical trial in Canada.  Subsequently, CEL-SCI received similar authorizations from sixteen other regulators.

CEL-SCI’s Phase III clinical trial began in December 2010 after the completion and validation of CEL-SCI’s dedicated manufacturing facility.

As explained in Item 1 of this report, as of November 30, 2014, CEL-SCI was involved in pre-clinical studies with respect to its LEAPS technology.  As with Multikine, CEL-SCI does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its LEAPS technology.  Consequently, CEL-SCI cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects.

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

Liquidity and Capital Resources

CEL-SCI has had only limited revenues from operations since its inception in March 1983.  CEL-SCI has relied upon capital generated from the public and private offerings of its common stock and convertible notes.  In addition, CEL-SCI has utilized short-term loans to meet its capital requirements.  Capital raised by CEL-SCI has been expended primarily to acquire an exclusive worldwide license to use, and later purchase, certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system.  Capital has also been used for patent applications, debt repayment, research and development, administrative costs, and the construction of CEL-SCI’s laboratory facilities.  CEL-SCI does not anticipate realizing significant revenues until it enters into licensing arrangements regarding its technology and know-how or until it receives regulatory approval to sell its products (which could take a number of years). As a result, CEL-SCI has been dependent upon the proceeds from the sale of its securities to meet all of its liquidity and capital requirements and anticipates having to do so in the future.  During fiscal year 2014 and 2013, CEL-SCI raised net proceeds of approximately $31,500,000 and $9,800,000, respectively, through the sale of stock and exercise of outstanding warrants.  On October 24, 2014, CEL-SCI raised net proceeds of approximately $6,400,000 through the sale of stock and warrants in a public offering and in a registered direct offering.

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

 CEL-SCI estimates the total cash cost of the Phase III trial, with the exception of the parts that will be paid by its licensees, Teva Pharmaceuticals and Orient Europharma, to be approximately $28.2 million going forward.

In August 2007, CEL-SCI leased a building near Baltimore, Maryland.  The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI’s specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI’s Phase III clinical trials and sales of the drug if approved by the FDA.  The lease expires on October 31, 2028, and required annual base rent payments of approximately $1,544,000 during the twelve months ended September 30, 2014.  See Item 2 of this report for more information concerning the terms of this lease.

In August 2008, CEL-SCI sold 138,339 shares of common stock and 207,508 Series N warrants in a private financing for $1,037,500.  In June 2009, an additional 116,667 shares and 181,570 Series N warrants were issued to the investors.  In October 2011, an additional 83,333 shares and 129,693 Series N warrants were issued to the investors.  In October 2013, an additional 764,602 shares and 1,189,961 Series N warrants were issued to the investors.  In December 2013, an additional 798,481 shares and 1,242,688 Series N warrants were issued to the investors. The additional shares and warrants were issued due to a reset provision included in the private financing.  In January 2014, CEL-SCI offered to the investors to extend the Series N warrants by one year and allow for cashless exercise in exchange for cancelling the reset provision in the warrant agreement.  One of the investors accepted this offer.  As of September 30, 2014, 106,793 Series N Warrants had been exercised.  The remaining 2,844,627 Series N warrants entitle the holders to purchase one share of CEL-SCI's common stock at a price of $0.52731 per share at any time prior to August 18, 2015.  On October 28, 2014, the remaining Series N warrants were transferred to the de Clara Trust, of which the Company’s CEO, Geert Kersten, is the Trustee and a beneficiary.

Between June 23 and July 8, 2009, CEL-SCI sold 1,534,935 shares of its common stock at a price of $4.00 per share totaling $6,139,739.  The investors in this offering also received 1,028,406 Series A warrants which may be exercised at any time prior to December 24, 2014.  As of September 30, 2014, 881,309 Series A warrants had been exercised.   At September 30, 2014, the remaining Series A warrants entitle the holders to purchase 147,097 shares of CEL-SCI's common stock at a price of $5.00 per share.

Between December 2008 and June 2009, Maximilian de Clara, CEL-SCI’s President and a director, loaned CEL-SCI $1,104,057 under a note payable.  In June 2009, CEL-SCI issued Mr. de Clara warrants which entitles Mr. de Clara to purchase 164,824 shares of CEL-SCI’s common stock at a price of $4.00 per share.  The warrants are exercisable at any time prior to December 24, 2014.  CEL-SCI then negotiated a second extension of the note with Mr. de Clara on terms similar to the first extension.  Pursuant to the terms of the second extension the note was extended to July 6, 2014, but, at Mr. de Clara’s option, the loan can be converted into shares of CEL-SCI’s common stock.  The number of shares which will be issued upon any conversion will be determined by dividing the amount to be converted by $4.00.  As further consideration for the second extension, Mr. de Clara received warrants which to purchase 184,930 shares of CEL-SCI’s common stock at a price of $5.00 per share at any time prior to January 6, 2015.  On May 13, 2011, to recognize Mr. de Clara’s willingness to agree to subordinate his note to convertible preferred shares and convertible debt, CEL-SCI extended the maturity date of the note to July 6, 2015. The note from Mr. de Clara bears interest at 15% per year and is secured by a lien on substantially all of CEL-SCI’s assets.  CEL-SCI does not have the right to prepay the note without Mr. de Clara’s consent.  As of September 30, 2014, none of the warrants issued to Mr. de Clara had been exercised.  In August 2014, the loan and warrants were transferred to the de Clara Trust, of which the Company’s CEO, Geert Kersten, is the Trustee and a beneficiary.  Mr. de Clara will continue to receive the interest payments.

On August 20, 2009, CEL-SCI sold 1,078,444 shares of its common stock to a group of private investors for $4,852,995 or $4.50 per share.  The investors also received 539,220 Series C warrants which may be exercised at any time prior to February 20, 2015.  As of September 30, 2014, 75,733 Series C warrants had been exercised.  At September 30, 2014, the remaining Series C warrants entitle the holders to purchase 463,487 shares of CEL-SCI's common stock at a price of $5.50 per share and may be exercised any time prior to February 20, 2015.

On January 25, 2012, CEL-SCI sold 1,600,000 shares of its common stock to institutional investors for $5,760,000 or $3.60 per share.  The investors also received Series H warrants which may be exercised at any time prior to August 1, 2015.  The Series H warrants entitle the holders to purchase 1,200,000 shares of CEL-SCI's common stock at a price of $5.00 per share.  As of September 30, 2014, none of the Series H Warrants had been exercised.

In February 2012, CEL-SCI received $1,475,000 as a result of the exercise of the remaining Series O warrants. The Series O warrants were exercisable at any time on or prior to March 6, 2016. As an inducement for the early exercise of the Series O warrants, CEL-SCI issued Series P warrants to the former holder of the Series O warrants.  The Series P warrants are exercisable at any time prior to March 7, 2017.  The Series P warrants entitle the holders to purchase 590,001 shares of CEL-SCI's common stock at a price of $4.50 per share.  As of September 30, 2014, none of the Series P Warrants had been exercised.

In June 2012, CEL-SCI sold 1,600,000 shares of its common stock for $5,600,000, or $3.50 per share, in a registered direct offering.  The investors in this offering also received Series Q warrants which may be exercised at any time on or before December 22, 2015.  The Series Q warrants entitle the holders to purchase 1,200,000 shares of CEL-SCI's common stock at a price of $5.00 per share.    As of September 30, 2014, none of the Series Q Warrants had been exercised.

In December 2012, CEL-SCI sold 3,500,000 shares of its common stock to institutional investors for $10,500,000 or $3.00 per share.  The investors also received Series R warrants which may be exercised at any time prior to December 7, 2016.  The Series R warrants entitle the holders to purchase 2,625,000 shares of CEL-SCI's common stock at a price of $4.00 per share.  As of September 30, 2014, none of the Series R Warrants had been exercised.

In October 2013, CEL-SCI sold 17,826,087 shares of its common stock, plus 20,475,000 Series S warrants, in an underwritten offering.  The net proceeds to CEL-SCI from the sale of the shares and warrants were approximately $16,424,000, after deducting the underwriting discount.  The Series S warrants may be exercised at any time on or before October 11, 2018 at a price of $1.25 per share.

In December 2013, CEL-SCI sold 5,238,095 shares of its common stock and Series S warrants, in an underwritten offering.  The net proceeds to CEL-SCI from the sale of the shares and Series S warrants were approximately $2,710,000, after deducting the underwriting discount.  The Series S warrants may be exercised at any time on or before October 11, 2018 at a price of $1.25 per share.

In February 2014, the S warrants issued in connection with the public offerings in October and December 2013 began trading on the NYSE MKT under the ticker symbol “CVM WS”.  As of September 30, 2014, 2,088,769 Series S Warrants had been exercised.  The remaining 23,624,326 Series S warrants entitle the holders to purchase one share of CEL-SCI's common stock at a price of $1.25 per share.

In April 2014, CEL-SCI sold 7,128,229 shares of common stock, plus 1,782,057 Series T warrants, in an underwritten offering.  The net proceeds to CEL-SCI from the sale of the stock and warrants were approximately $9.23 million.  The Series T warrants may be exercised at any time on or before October 17, 2014 at a price of $1.58 per share.  As of September 30, 2014, none of the Series T Warrants had been exercised.  On October 17, 2014, all of the Series T warrants expired.  CEL-SCI issued 445,514 Series U warrants to the underwriters for this offering.  The Series U warrants may be exercised beginning October 17, 2014 at a price of $1.75 per share and expire on October 17, 2017.  As of September 30, 2014, none of the Series U warrants had been exercised.

In October 2014, CEL-SCI sold 7,894,737 shares of common stock, plus 1,973,684 Series S warrants in an underwritten public offering. The net proceeds to CEL-SCI from the sale of the stock and warrants were approximately $5.5 million. The warrants are immediately exercisable, expire October 11, 2018 and have an exercise price of $1.25.

Additionally, in October 2014, CEL-SCI sold 1,320,000 shares of common stock, plus 330,000 Series S warrants in a registered direct offering. The net proceeds to CEL-SCI from the sale of the stock and warrants were approximately $928,000. The warrants are immediately exercisable, expire October 11, 2018 and have an exercise price of $1.25.

Inventory increased by $435,392 at September 30, 2014 as compared to September 30, 2013, due to the timing of supplies purchased and used in  the manufacturing of Multikine for the Phase III trial.  In addition, prepaid expenses increased by approximately $127,000. The increase was primarily due to: (1) the Company acquiring additional insurance coverage for its Phase III trial as a result of the study expanding into several new countries during fiscal year 2014, and (2) the timing of ordering certain supplies used in the manufacturing of Multikine that requires an advanced payment.

During the year ended September 30, 2014, CEL-SCI’s cash increased by $8,472,008.  Significant components of this increase include $31,547,028 in proceeds from the sale of stock and exercise of warrants; offset by: 1) net cash used in operating activities of $22,928,019, 2) expenditures for equipment and patents of $138,864, and 3) the repayment of $8,137 in capital lease obligations.

Future Capital Requirements

Other than funding operating losses, funding its research and development program, and  making required lease payments, CEL-SCI does not have any material capital commitments.  Material contractual obligations as of September 30, 2014 are as follows:

	Years Ending September 30,
	Total	2015	2016	2017	2018	2019	2020 & thereafter
Operating Leases	$28,427,429	$1,785,873	$1,769,497	$1,746,328	$1,746,802	$1,808,302	$19,570,627
Related Party Note & Interest	1,228,263	1,228,263	-	-	-	-	-
Total Contractual Obligations	$29,655,692	$3,014,136	$1,769,497	$1,746,328	$1,746,802	$1,808,302	$19,570,627

For information on employment contracts, see Item 11 of this report.

Further, CEL-SCI has contingent obligations with vendors for work that will be completed in relation to the Phase III trial.  The timing of these obligations cannot be determined at this time.  The estimated remaining cash cost of these obligations for the Phase III trial is approximately $28,200,000.

  CEL-SCI will need to raise additional funds, either through the exercise of the outstanding warrants/options, through a debt or equity financing or a partnering arrangement, to complete the Phase III trial and bring Multikine to market.  If CEL-SCI is able to raise additional funds, then CEL-SCI believes that it has enough capital to support its operations for more than the next twelve months. If CEL-SCI cannot raise the needed funds, the Company may have to end the Phase III clinical trial before its completion.

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

Options to non-employees are accounted for in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.”  Accordingly, compensation cost is recognized when goods or services are received and is measured using the Black-Scholes valuation model.  The Black-Scholes model requires CEL-SCI’s management to make assumptions regarding the fair value of the options at the date of grant and the expected life of the options.

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

Prepaid Expenses and Inventory-- Prepaid expenses are payments for future services to be rendered and are expensed over the time period for which the service is rendered.  Prepaid expenses may also include payment for goods to be received within one year of the payment date.   Inventory consists of bulk purchases of laboratory supplies to be consumed in the manufacturing of CEL-SCI’s product for clinical studies and for quality control and bioassay use.  Inventories are stated at the lower of cost or market, where cost is determined using the first-in, first out method applied on a consistent basis.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. CEL-SCI enters into financing arrangements that are or include freestanding derivative instruments or that are, or include, hybrid instruments that contain embedded derivative features.  CEL-SCI does not enter into derivative instruments for trading purposes.  Additional information is presented in the notes to consolidated financial statements.  The fair value of these instruments is affected primarily by volatility of the trading prices of CEL-SCI’s common stock.  For three years ended September 30, 2014, CEL-SCI recognized a gain of $248,767, $10,750,666, and $1,911,683, respectively, resulting from changes in fair value of derivative instruments.  CEL-SCI has exposure to risks associated with foreign exchange rate changes because some of the expenses related to the Phase III trial are transacted in a foreign currency.  The interest risk on investments on September 30, 2014 was considered immaterial due to the fact that the interest rates at that time were nominal at best and CEL-SCI keeps its cash and cash equivalents in short term maturities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements included with this Report.

ITEM  9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING  AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Under the direction and with the participation of CEL-SCI’s management, including CEL-SCI’s Chief Executive Officer and Chief Financial Officer, CEL-SCI carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2014.  CEL-SCI maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to CEL-SCI’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  CEL-SCI’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Principal Financial Officer has concluded that CEL-SCI’s disclosure controls were effective as of September 30, 2014.

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

Geert Kersten, CEL-SCI’s Chief Executive and Principal Financial Officer, evaluated the effectiveness of CEL-SCI’s internal control over financial reporting as of September 30, 2014 based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of CEL-SCI’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, Mr. Kersten concluded that CEL-SCI’s internal control over financial reporting was effective as of September 30, 2014.

There was no change in CEL-SCI’s internal control over financial reporting that occurred during the fiscal year ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, CEL-SCI’s internal control over financial reporting.

CEL-SCI’s independent registered public accounting firm BDO USA, LLP has issued an attestation report on CEL-SCI’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
CEL-SCI Corporation
Vienna, VA

We have audited CEL-SCI Corporation’s internal control over financial reporting as of September 30, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CEL SCI Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CEL-SCI Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of CEL-SCI Corporation as of September 30, 2014 and 2013, and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2014 and our report dated December 23, 2014 expressed an unqualified opinion thereon.

/s/BDO USA, LLP

Bethesda, Maryland
December 23, 2014

ITEM 9B.  OTHER INFORMATION

 None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

Name	Age	Position
Maximilian de Clara	84	Director and President
Geert R. Kersten, Esq.	55	Director, Chief Executive Officer and Treasurer
Patricia B. Prichep	63	Senior Vice President of Operations and Corporate Secretary
Dr. Eyal Talor	58	Chief Scientific Officer
Dr. Daniel H. Zimmerman	73	Senior Vice President of Research, Cellular Immunology
John Cipriano	72	Senior Vice President of Regulatory Affairs
Alexander G. Esterhazy	72	Director
Dr. C. Richard Kinsolving	78	Director
Dr. Peter R. Young	69	Director

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

Geert Kersten has served in his current leadership role at CEL-SCI since 1995. Mr. Kersten has been with CEL-SCI since 1987. He has been involved in the pioneering field of cancer immunotherapy for over two decades and has successfully steered CEL-SCI through many challenging cycles in the biotechnology industry.  Mr. Kersten also provides CEL-SCI with significant expertise in the fields of finance and law and has a unique vision of how CEL-SCI's Multikine product could potentially change the way cancer is treated.  Prior to joining CEL-SCI, Mr. Kersten worked at the law firm of Finley & Kumble and worked at Source Capital, an investment banking firm located in McLean, VA.  He is a native of Germany, graduated from Millfield School in England, and completed his studies in the US. Mr. Kersten received his Undergraduate Degree in Accounting and an M.B.A. from George Washington University, and a law degree (J.D.) from American University in Washington, DC.

Patricia B. Prichep joined CEL-SCI in 1992 and has been CEL-SCI's Senior Vice President of Operations since March 1994.  Between December 1992 and March 1994, Ms. Prichep was CEL-SCI's Director of Operations.  Ms. Prichep became CEL-SCI's Corporate Secretary in May 2000.  She is responsible for all day-to-day operations of CEL-SCI, including human resources and is the liaison with CEL-SCI’s independent registered public accounting firm for financial reporting.  From June 1990 to December 1992, Ms. Prichep was the Manager of Quality and Productivity for the NASD’s Management, Systems and Support Department and was responsible for the internal auditing and work flow analysis of operations. Between 1982 and 1990, Ms. Prichep was Vice President and Operations Manager for Source Capital, Ltd.  She handled all operations and compliance for Source Capital and was licensed as a securities broker.  Ms. Prichep received her B.A. from the University of Bridgeport in Connecticut.

Eyal Talor, Ph.D. joined CEL-SCI in October 1993. In October 2009, Dr. Talor was promoted to Chief Scientific Officer.   Between this promotion and March of 1994 he was the Senior Vice President of Research and Manufacturing.  He is a clinical immunologist with over 19 years of hands-on management of clinical research and drug development for immunotherapy application; pre-clinical to Phase III, in the biopharmaceutical industry.  His expertise includes; biopharmaceutical R&D and Biologics product development, GMP (Good Manufacturing Practices) manufacture, Quality Control testing, and the design and building of GMP manufacturing and testing facilities.  He served as Director of Clinical Laboratories (certified by the State of Maryland) and has experience in the design of clinical trials (Phase I – III) and GCP (Good Clinical Practices) requirements.  He also has broad experience in the different aspects of biological assay development, analytical methods validation, raw material specifications, and QC (Quality Control) tests development under FDA/GMP, USP, and ICH guidelines.  He has extensive experience in the preparation of documentation for IND and other regulatory submissions.  His scientific area of expertise encompasses immune response assessment.  He is the author of over 25 publications and has published a number of reviews on immune regulations in relation to clinical immunology. Before coming to CEL-SCI, he was Director of R&D and Clinical Development at CBL, Inc., Principal Scientist - Project Director, and Clinical Laboratory Director at SRA Technologies, Inc. Prior to that he was a full time faculty member at The Johns Hopkins University, Medical Institutions; School of Public Health.  He has invented technologies which are covered by two US patents; one on Multikine’s composition of matter and method of use in cancer, and one on a platform Peptide technology (‘Adapt’) for the treatment of autoimmune diseases, asthma, allergy, and transplantation rejection.  He also is responsible for numerous product and process inventions as well as a number of pending US and PCT patent applications.  He received his Ph.D. in Microbiology and Immunology from the University of Ottawa, Ottawa, Ontario, Canada, and had post-doctoral training in clinical and cellular immunology at The John Hopkins University, Baltimore, Maryland, USA.  He holds an Adjunct Associate teaching position at the Johns Hopkins University Medical Institutions.

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

For purposes of electing directors at its annual meeting, CEL-SCI has a nominating committee that is made up of CEL-SCI’s three independent directors.  The nominating committee selects the nominees to the Board of Directors and they are approved by the shareholders.

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

CEL-SCI does not have a policy with regard to Board member’s attendance at annual meetings.  All Board members, with the exception of Mr. de Clara and Mr. Esterhazy, attended the last annual shareholder’s meeting held on July 22, 2014.

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

In past years, base salaries, benefits and incentive compensation opportunities were generally targeted near the median of general survey market data derived from indices covering similar biotech/pharmaceutical companies.  The companies included Achillion Pharmaceuticals, Inc., Acura Pharmaceutical, Inc., Alimera Sciences, Inc., Cortex Pharmaceuticals, Inc., IGI Laboratories Inc., StemCells, Inc., Psychemedics Corporation, Biota Biopharmaceuticals, Inc., POZEN, Inc., Synta Pharmaceuticals, Ziopharm Oncology, Sunesis Pharmaceuticals, CytRx Corporation, Novavax Inc., BioCryst Pharmaceuticals, Galena Biopharma Inc., XOMA Ltd., Discovery Laboratories Inc., and Targacept Inc.

CEL-SCI used a third party consultant to provide it with recommendations for strategic long term incentive compensation for certain key executives.  The recommendation resulted in the formation of the 2014 Incentive Stock Bonus Plan that was voted on and passed by the shareholders at the annual meeting on July 22, 2014.

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

Long-Term Incentives

Stock grants and option grants help to align the interests of CEL-SCI’s employees with those of its shareholders.  Options and stock grants are made under CEL-SCI’s Stock Option, Incentive Stock Bonus, Stock Bonus and Stock Compensation Plans.  Options are granted with exercise prices equal to the closing price of CEL-SCI’s common stock on the day immediately preceding the date of grant, with pro rata vesting at the end of each of the following three years.

CEL-SCI believes that grants of equity-based compensation:

●	Enhance the link between the creation of shareholder value and long-term executive incentive compensation;

●	Provide focus, motivation and retention incentive; and

●	Provide competitive levels of total compensation.

CEL-SCI’s management believes that the pricing for biotechnology stocks is highly inefficient until the time of product sales.  As such, any long term compensation tied to progress as measured by share price is not as efficient as it should be.  The plan approved by the shareholders in July 2014, which covers senior and mid-level employees, seeks to address this issue by rewarding employees for meeting major operational milestones and significantly improved share prices.

Benefits

In addition to cash and equity compensation programs, executive officers participate in the health and welfare benefit programs available to other employees. In a few limited circumstances, CEL-SCI provides other benefits to certain executive officers, such as car allowances.

All executive officers are eligible to participate in CEL-SCI’s 401(k) plan on the same basis as its other employees. CEL-SCI matches 100% of each employee’s contribution up to 6% of his or her salary.

The following table sets forth in summary form the compensation received by (i) the Chief Executive and Financial Officer of CEL-SCI and (ii) by each other executive officer of CEL-SCI who received in excess of $100,000 during the three fiscal years ended September 30, 2014.

	Fiscal	Salary	Bonus	Restric ted Stock Awards	Option Awards	All Other Annual Compensation
Name and Principal Position	Year	(1)	(2)	(3)	(4)	(5)	Total

Maximilian de Clara,	2014	393,250	--	--	298,648	73,183	765,081
President	2013	332,750	--	--	306,863	40,000	679,613
	2012	363,000	--	--	200,863	102,591	666,454

Geert R. Kersten,	2014	584,621	--	3,236,526	82,917	57,581	3,961,645
Chief Executive	2013	439,093	--	15,225	1,516,692	53,514	2,024,524
Officer and	2012	477,924	--	14,925	332,027	56,935	881,811
Treasurer

Patricia B. Prichep	2014	247,852	--	1,735,938	55,278	6,531	2,045,599
Senior Vice President	2013	202,253	--	13,941	485,634	5,531	707,359
of Operations and	2012	210,133	--	12,968	156,715	6,031	385,847
Secretary

Eyal Talor, Ph.D.	2014	283,283	--	1,731,290	55,278	6,031	2,075,882
Chief Scientific	2013	272,388	--	9,600	460,255	6,031	748,274
Officer	2012	259,417	--	9,600	140,564	6,031	415,612

Daniel Zimmerman,	2014	213,231	--	13,274	227,319	6,031	459,855
Ph.D. Senior Vice	2013	205,030	--	12,989	87,911	6,031	311,961
President of	2012	199,058	--	12,303	115,354	6,031	332,746
Research. Cellular
Immunology

John Cipriano	2014	197,354	--	888,614	41,549	31	1,127,458
Senior Vice President	2013	189,763	--	--	47,968	31	237,762
of Regulatory Affairs	2012	184,236	--	--	76,515	31	260,782

(1)	The dollar value of base salary (cash and non-cash) earned.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)
The fair value of the shares of restricted stock issued during the periods covered by the table is shown as compensation for services to the persons listed in the table.  In the case of all persons listed in the table, the shares were issued as CEL-SCI's contribution on behalf of the named officer who participates in CEL-SCI's 401(k) retirement plan and, by far the largest part,  restricted shares issued from the 2014 Incentive Stock Bonus Plan that was voted on and passed by the shareholders at the annual meeting on July 22, 2014.  These shares are not vested and are held in escrow.  The shares will only be earned upon the achievement of certain milestones leading to the commercialization of the Company’s Multikine technology, or specified increases in the market price of the Company’s stock. If the performance or market criteria are not met as specified in the Incentive Stock Bonus Plan, all or a portion of the awarded shares will be forfeited.  The value of all stock awarded during the periods covered by the table are calculated according to ASC 718-10-30-3 which represented the grant date fair value.

(4)	The fair value of all stock options granted during the periods covered by the table are calculated on the grant date in accordance with ASC 718-10-30-3 which represented the grant date fair value.

(5)
All other compensation received that CEL-SCI could not properly report in any other column of the table including the dollar value of any insurance premiums paid by, or on behalf of, CEL-SCI with respect to term life insurance for the benefit of the named executive officer and car allowances paid by CEL-SCI.  Includes board of directors fees for Mr. de Clara and Mr. Kersten.

Employee Pension, Profit Sharing or Other Retirement Plans

CEL-SCI has a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code and covering substantially all CEL-SCI’s employees.  CEL-SCI’s contribution to the plan is made in shares of CEL-SCI's common stock. Each participant's contribution is matched by CEL-SCI with shares of common stock which have a value equal to 100% of the participant's contribution, not to exceed the lesser of $1,000 or 6% of the participant's total compensation.  CEL-SCI's contribution of common stock is valued each quarter based upon the closing price of its common stock.  The fiscal 2014 expenses for this plan were $159,632.  Other than the 401(k) Plan, CEL-SCI does not have a defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors During Year Ended September 30, 2014

Name	Paid in Cash	Stock Awards (1)	Option Awards (2)	Total
Maximilian de Clara	$40,000	$-	$298,648	$338,648
Geert Kersten	$40,000	$3,236,526	$82,917	$3,359,443
Alexander Esterhazy	$45,000	$-	$134,389	$179,389
C. Richard Kinsolving	$45,000	$-	$134,389	$179,389
Peter R. Young	$50,000	$-	$134,389	$184,389

(1)	The fair value of stock issued for services. This stock is not vested, is held in escrow and will only be released to Mr. Kersten upon the achievement of major shareholder approved Company milestones.

(2)	The fair value of options granted computed in accordance with ASC 718-10-30-3 on the date of grant which represents their grant date fair value.

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

In the event that there is a material reduction in Mr. de Clara's authority, duties or activities, or in the event there is a change in the control of CEL-SCI, the agreement allows Mr. de Clara to resign from his position at CEL-SCI and receive a lump-sum payment from CEL-SCI equal to 18 months of salary ($544,500) and the unvested portion of any stock options would vest immediately ($297,880).  For purposes of the employment agreement, a change in the control of CEL-SCI means the sale of more than 50% of the outstanding shares of CEL-SCI's common stock, or a change in a majority of CEL-SCI's directors.

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

Geert Kersten

In September 1, 2003, CEL-SCI entered into a three-year employment agreement with Mr. Kersten.  On September 1, 2006, Mr. Kersten’s employment agreement was extended to September 1, 2011.  On September 1, 2011, CEL-SCI extended its employment agreement with Mr. Kersten to August 31, 2016.  Mr. Kersten’s annual salary for fiscal year 2014 was $521,893.  Mr. Kersten will receive at least the same salary increases each year as do other senior executives of CEL-SCI.  Increases beyond those, if any, shall be made at the sole discretion of CEL-SCI’s directors.

During the employment term, Mr. Kersten will be entitled to receive any other benefits which are provided to CEL-SCI's executive officers or other full time employees in accordance with CEL-SCI's policies and practices and subject to Mr. Kersten’s satisfaction of any applicable condition of eligibility.

If Mr. Kersten resigns within ninety (90) days of the occurrence of any of the following events: (i) a reduction in Mr. Kersten’s salary (ii) a relocation (or demand for relocation) of Mr. Kersten’s place of employment to a location more than thirty-five (35) miles from his current place of employment, (iii) a significant and material reduction in Mr. Kersten’s authority, job duties or level of responsibility or the imposition of significant and material limitations on the Mr. Kersten’s autonomy in his position, or (iv) a Change in Control, then the employment agreement will be terminated and Mr. Kersten will be entitled to receive a lump-sum payment from CEL-SCI equal to 24 months of salary ($1,043,786) and the unvested portion of any stock options would vest immediately ($1,201,945).  For purposes of the employment agreement a change in the control of CEL-SCI means: (1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors.

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

On August 30, 2013, CEL-SCI amended certain sections of Mr. Kersten’s employment agreement so that it would correspond with similar sections of the employment agreements with Ms. Prichep and Dr. Talor.

Patricia B. Prichep / Eyal Talor, Ph.D.

On August 30, 2010, CEL-SCI entered into a three-year employment agreement with Patricia B. Prichep, CEL-SCI’s Senior Vice President of Operations.    On August 30, 2013 the employment agreement with Ms. Prichep was extended to August 30, 2016.  Ms. Prichep’s annual salary for fiscal year 2014 was $229,465.

On August 30, 2010, CEL-SCI also entered into a three-year employment agreement with Eyal Talor, Ph.D., CEL-SCI’s Chief Scientific Officer.   On August 30, 2013, the employment agreement with Dr. Talor was extended to August 30, 2016.  Dr. Talor’s annual salary for fiscal year 2014 was $283,283.

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

In the event there is a change in the control of CEL-SCI, the employment agreements with Ms. Prichep and Dr. Talor allow Ms. Prichep and/or Dr. Talor (as the case may be) to resign from her or his position at CEL-SCI and receive a lump-sum payment from CEL-SCI equal to 18 months of salary ($344,198 and $424,925 respectively). In addition, the unvested portion of any stock options held by the employee will vest immediately ($463,406 and $463,406 respectively). For purposes of the employment agreements, a change in the control of CEL-SCI means: (1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors.

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

During the year ended September 30, 2014, no director of CEL-SCI was also an executive officer of another entity, which had an executive officer of CEL-SCI serving as a director of such entity or as a member of the compensation committee of such entity.

Loan from Officer and Director

Between December 2008 and June 2009, Maximilian de Clara, CEL-SCI’s President and a director, loaned CEL-SCI $1,104,057 under a note payable.  The loan was initially payable at the end of March 2009, but was extended to the end of June 2009.   At the time of the first extension, and in accordance with the loan agreement, CEL-SCI issued Mr. de Clara warrants which entitles Mr. de Clara to purchase 164,824 shares of CEL-SCI’s common stock at a price of $4.00 per share.  The warrants are exercisable at any time prior to December 24, 2014.  CEL-SCI then negotiated a second extension of the loan with Mr. de Clara on terms similar to the first extension.  Pursuant to the terms of the second extension, the note was due on July 6, 2014, but, at Mr. de Clara’s option, the note can be converted into shares of CEL-SCI’s common stock.  The number of shares which will be issued upon any conversion will be determined by dividing the amount to be converted by $4.00.  As further consideration for the second extension, Mr. de Clara received warrants which allow Mr. de Clara to purchase 184,930 shares of CEL-SCI’s common stock at a price of $5.00 per share at any time prior to January 6, 2015.  On May 13, 2011, the Company extended the maturity date of the note to July 6, 2015 to compensate Mr. de Clara for agreeing to subordinate his note to the convertible preferred shares and convertible debt as part of a settlement agreement.  The note from Mr. de Clara bears interest at 15% per year and is secured by a lien on substantially all of CEL-SCI’s assets.  CEL-SCI does not have the right to prepay the note without Mr. de Clara’s consent.  In August 2014, the loan and warrants were transferred to the De Clara Trust, of which the Company’s CEO, Geert Kersten, is the Trustee and a beneficiary.  Mr. De Clara will continue to receive the interest payments.

Stock Option, Bonus and Compensation Plans

CEL-SCI has Incentive Stock Option Plans, Non-Qualified Stock Option, Stock Bonus, Stock Compensation Plans and an Incentive Stock Bonus Plan.  All Stock Option, Bonus and Compensation Plans have been approved by the stockholders. A summary description of these Plans follows.  In some cases these Plans are collectively referred to as the "Plans".

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

Incentive Stock Bonus Plan.  Under the 2014 Incentive Stock Bonus Plan, shares of CEL-SCI’s common stock may be issued to executive officers and other employees who contribute significantly to the success of the Company, to participate in its future prosperity and growth and aligns their interests with those of the shareholders.  The purpose of the Plan is to provide long term incentive for outstanding service to the Company and its shareholders and to assist in recruiting and retaining people of outstanding ability and initiative in executive and management positions.

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

Stock Options

The following tables show information concerning the options granted during the fiscal year ended September 30, 2014, to the persons named below:

Options Granted

Name	Grant Date	Options Granted	Price Per Share	Expiration Date
Maximilian de Clara	2/26/2014	75,000	$1.09	2/25/2024
Maximilian de Clara	8/6/2014	100,000	$1.10	8/5/2024
Maximilian de Clara	8/26/2014	150,000	$1.08	8/25/2024

Geert Kersten	2/26/2014	90,000	$1.09	2/25/2024

Patricia Prichep	2/26/2014	60,000	$1.09	2/25/2024

Eyal Talor	2/26/2014	60,000	$1.09	2/25/2024

Daniel Zimmerman	2/26/2014	45,000	$1.09	2/25/2024
Daniel Zimmerman	8/6/2014	200,000	$1.10	8/5/2024

John Cipriano	2/26/2014	45,000	$1.09	2/25/2024

Alexander Esterhazy	2/26/2014	45,000	$1.09	2/25/2024
Alexander Esterhazy	8/6/2014	100,000	$1.10	8/5/2024

C. Richard Kinsolving	2/26/2014	45,000	$1.09	2/25/2024
C. Richard Kinsolving	8/6/2014	100,000	$1.10	8/5/2024

Peter Young	2/26/2014	45,000	$1.09	2/25/2024
Peter Young	8/6/2014	100,000	$1.10	8/5/2024

The following tables show information concerning the options cancelled and exercised during the fiscal year ended September 30, 2014, to the persons named below:

Options Cancelled

Employee	Total Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)

None

Options Exercised

	Date of	Shares Acquired	Value
Name	Exercise	On Exercise	Realized

None

The following lists the outstanding options held by the persons named below:

	Shares underlying unexercised
	Option which are:				Exercise	Expiration
Name	Exercisable		Unexercisable		Price	Date
Maximilian de Clara	5,000				4.80	09/21/15
	10,000				5.80	09/12/16
	20,000				6.30	09/13/17
	20,000				6.20	03/04/18
	143,625	(1)			2.50	04/23/19
	25,000				3.80	07/20/19
	25,000				4.80	07/20/20
	25,000				6.90	04/14/21
	47,200				3.20	12/01/16
	25,000				3.90	05/17/22
	20,000				2.80	12/17/22
	12,500				2.10	06/30/23
	100,000				1.10	08/05/24
	150,000				1.08	08/25/24
	----------
	628,325
			50,000	(2)	3.80	07/06/19
			12,500		3.90	05/17/22
			80,000		2.80	12/17/22
			25,000		2.10	06/30/23
			75,000		1.09	02/25/24
			----------
			242,500

Geert R. Kersten	5,000				4.80	09/21/15
	20,000				5.80	09/12/16
	20,000				6.30	09/13/17
	20,000				6.20	03/04/18
	183,861	(1)			2.50	04/23/19
	30,000				3.80	07/20/19
	30,000				4.80	07/20/20
	30,000				6.90	04/14/21
	125,440				3.20	12/01/16
	30,000				3.90	05/17/22
	189,000				2.80	12/17/17
	57,070				2.80	12/17/22
	15,000				2.10	06/30/23
	----------
	755,371
			400,000	(2)	3.80	07/06/19
			15,000		3.90	05/17/22
			442,930		2.80	12/17/22
			30,000		2.10	06/30/23
			90,000		1.09	02/25/24
			----------
			977,930

Patricia B. Prichep	5,000				3.30	04/26/15
	3,000				4.80	09/21/15
	9,000				5.80	09/12/16
	10,000				6.30	09/13/17
	10,000				6.20	03/04/18
	71,710	(1)			2.50	04/23/19
	15,000				3.80	07/20/19
	15,000				4.80	07/20/20
	15,000				6.90	04/14/21
	38,520				3.20	12/01/16
	20,000				3.90	05/17/22
	58,000				2.80	12/17/17
	23,390				2.80	12/17/22
	10,000				2.10	06/30/23
	----------
	303,620
			300,000	(2)	3.80	07/06/19
			10,000		3.90	05/17/22
			126,610		2.80	12/17/22
			20,000		2.10	06/30/23
			60,000		1.09	02/25/24
			----------
			516,610

Eyal Talor, Ph.D	5,000				3.30	04/26/15
	3,000				4.80	09/21/15
	8,000				5.80	09/12/16
	10,000				6.30	09/13/17
	10,000				6.20	03/04/18
	24,082	(1)			2.50	04/23/19
	15,000				3.80	07/20/19
	15,000				4.80	07/20/20
	15,000				6.90	04/14/21
	27,773				3.20	12/01/16
	20,000				3.90	05/17/22
	37,417				2.80	12/17/17
	23,390				2.80	12/17/22
	10,000				2.10	06/30/23
	----------
	223,662
			300,000	(2)	3.80	07/06/19
			10,000		3.90	05/17/22
			126,610		2.80	12/17/22
			20,000		2.10	06/30/23
			60,000		1.09	02/25/24
			----------
			516,610

Daniel Zimmerman, Ph.D	5,000				3.30	04/16/15
	3,000				4.80	09/21/15
	6,000				5.80	09/12/16
	7,500				6.30	09/13/17
	7,500				6.20	03/04/18
	15,000				4.80	07/20/20
	15,000				6.90	04/14/21
	25,200				3.20	12/01/16
	15,000				3.90	05/17/22
	39,200				2.80	12/17/17
	7,500				2.10	06/30/23
	----------
	145,900
			7,500		3.90	05/17/22
			15,000		2.10	06/30/23
			45,000		1.09	02/25/24
			200,000		1.10	08/05/24
			----------
			267,500

John Cipriano	3,000		4.80	09/21/15
	6,000		5.80	09/12/16
	7,500		6.30	09/13/17
	7,500		6.20	03/04/18
	15,000		4.80	07/20/20
	15,000		6.90	04/14/21
	1,600		3.20	12/01/16
	10,000		2.50	09/30/19
	15,000		3.90	05/17/22
	7,500		2.10	06/30/23
	----------
	88,100
		7,500	3.90	05/17/22
		15,000	2.10	06/30/23
		45,000	1.09	02/25/24
		----------
		67,500

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

Summary. The following shows certain information as of September 30, 2014 concerning the stock options and stock bonuses granted by CEL-SCI.  Each option represents the right to purchase one share of CEL-SCI's common stock.

Name of Plan	Total Reserved Under Plans	Shares Outstandning Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	1,960,000	1,710,997	N/A	3,303
Non-Qualified Stock Option Plans	5,680,000	5,120,152	N/A	2,929
Stock Bonus Plans	1,594,000	N/A	1,058,896	534,348
Stock Compensation Plan	1,350,000	N/A	1,098,621	251,379
Incentive Stock Bonus Plan	16,000,000	N/A	15,700,000	300,000

Of the shares issued pursuant to CEL-SCI's Stock Bonus Plans, 462,119 shares were issued as part of CEL-SCI's contribution to its 401(k) plan.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to CEL-SCI’s Incentive and Non-Qualified Stock Option Plans as of September 30, 2014, CEL-SCI’s most recent fiscal year end. CEL-SCI's Incentive and Non-Qualified Stock Option Plans have been approved by CEL-SCI's shareholders.

Plan category	Number of Securities to be Issued Upon Exercise of Outstandning Options (a)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)

Incentive Stock Option Plans	1,710,997	$3.05	3,303

Non-Qualified Stock Option Plans	5,120,152	$2.96	2,929

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

Name and Address	Number of Shares (1)		Percent of Class (3)

Maximilian de Clara	698,448		0.80%
Bergstrasse 79
6078 Lungern,
Obwalden, Switzerland

Geert R. Kersten	10,878,335	(2)	11.40%
8229 Boone Blvd., Suite 802
Vienna, VA 22182

Patricia B. Prichep	3,559,790		3.90%
8229 Boone Blvd., Suite 802
Vienna, VA 22182

Eyal Talor, Ph.D.	3,431,066		3.80%
8229 Boone Blvd., Suite 802
Vienna, VA 22182

Daniel H. Zimmerman, Ph.D.	220,168		0.20%
8229 Boone Blvd., Suite 802
Vienna, VA 22182

John Cipriano	1,703,100	1.90%
8229 Boone Blvd., Suite 802
Vienna, VA 22182

Alexander G. Esterhazy	279,549	0.30%
20 Chemin du Pre-Poiset
CH- 1253 Vandoeuvres
Geneve, Switzerland

C. Richard Kinsolving, Ph.D.	297,125	0.30%
P.O. Box 20193
Bradenton, FL 34204-0193

Peter R. Young, Ph.D.	346,943	0.40%
208 Hewitt Drive
Suite 103-143
Waco, TX 76712

All Officers and Directors as a Group (9 persons)	21,414,524	21.90%

(1)	Includes shares issuable prior to February 28, 2015 upon the exercise of options or warrants granted to the following persons:

Name	Options or Warrants Exercisable Prior to February 28, 2015

Maximilian de Clara	673,325
Geert R. Kersten	4,336,822
Patricia B. Prichep	347,010
Eyal Talor, Ph.D.	267,052
Daniel Zimmerman	160,900
John Cipriano	103,100
Alexander G. Esterhazy	256,233
C. Richard Kinsolving, Ph.D.	266,900
Peter R. Young, Ph.D.	317,167

(2)
Amount includes shares held in trust for the benefit of Mr. Kersten's children and warrants held in the de Clara Trust, of which Mr. Kersten is the Trustee and a beneficiary. Geert R. Kersten is the stepson of Maximilian de Clara.

(3)
Amount includes shares referred to in (1) above but excludes shares which may be issued upon the exercise or conversion of other options, warrants and other convertible securities previously issued by CEL-SCI.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA, LLP served as CEL-SCI’s independent registered public accountant for the two years ended September 30, 2014.  The following table shows the aggregate fees billed to CEL-SCI for these years by BDO USA, LLP:

	Year Ended September 30,
	2014	2013
Audit Fees	$397,000	$236,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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
Incorporated by reference to Exhibit 10 to CEL-SCI’s report on Form 8-K dated August 4, 2006.

10(g)
Subscription Agreement (together with Schedule required by Instruction 2 to Item 601 of Regulation S-K) pertaining to April 2007 sale of 20,000,000 shares of CEL-SCI’s common stock, 10,000,000 Series L warrants and 10,000,000 Series M Warrants
Incorporated by reference to Exhibit 10 of CEL-SCI’s report on Form 8-K dated April 18, 2007

10(h)	Warrant Adjustment Agreement with Laksya Ventures	Incorporated by reference to Exhibit 10(i) of CEL-SCI’s report on Form 8-K dated August 3, 2010

10(i)	Employment Agreement with Patricia Prichep (2013-2016)	Incorporated by reference to Exhibit 10(j) of CEL-SCI’s report on Form 8-K dated August 30, 2013

10(j)	Employment Agreement with Eyal Taylor (2013-2016)	Incorporated by reference to Exhibit 10(k) of CEL-SCI’s report on Form 8-K dated August 30, 2013.

10(k)	Amendment to Employment Agreement with Maximilian de Clara	Incorporated by reference to Exhibit 10(l) of CEL-SCI’s report on Form 8-K dated August 30, 2010 and Exhibit 10(l) of CEL-SCI’s report on Form 8-K dated August 30, 2013.

10(l)	Amendment to Development Supply and Distribution Agreement with Orient Europharma. (part of Exhibit 10(m) has been omitted pursuant to a request for confidential treatment).	Incorporated by reference to Exhibit 10(m) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(m)	Licensing Agreement with Teva Pharmaceutical Industries Ltd. (parts of Exhibit 10(n) have been omitted pursuantto a request for confidential treatment.)	Incorporated by reference to Exhibit 10(n) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(n)	Lease Agreement (parts of Exhibit 10(o) have been omitted pursuant to a request for confidential treatment).	Incorporated by reference to Exhibit 10(o) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(o)	Loan Agreements with Maximilian de Clara	Incorporated by reference to Exhibit 10(p) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(p)	Licensing Agreement with Byron Biopharma	Incorporated by reference to Exhibit 10(i) of CEL-SCI’s report on Form 8-K dated March 27, 2009

10(q)	At Market Issuance Sales Agreement with McNicoll, Lewis & Vlak LLC	Incorporated by reference to Exhibit 10(r) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010

10(z)	Development, Supply and Distribution Agreement with Orient Europharma	Incorporated by reference to Exhibit 10(z) filed with CEL-SCI’s report on Form 10-K for the year ended September 30, 2003.

10(za)	Employment Agreement with Geert Kersten. Amendment to Employment Agreement	Incorporated by reference to Exhibit 10(za) to CEL-SCI’s report on Form 8-K dated September 1, 2011 and Exhibit 10(za) of CEL-SCI’s report on Form 8-K dated August 30, 2013.

10(aa)	Securities Purchase Agreement and form of the Series F warrants, which is and exhibit to the Securities Purchase Agreement.	Incorporated by reference to Exhibit 10(aa) of CEL-SCI’s report on Form 8-K dated October 3, 2011.

10(bb)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(bb) of CEL-SCI’s report on Form 8-K dated October 3, 2011.

10(cc)	Securities Purchase Agreement, together with the form of the Series H warrant, which is an exhibit to the securities Purchase Agreement.	Incorporated by reference to Exhibit 10(cc) of CEL-SCI’s report on Form 8-K dated January 25, 2012.

10(dd)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(dd) of CEL-SCI’s report on Form 8-K dated January 25, 2012.

10(ee)	Warrant Amendment Agreement, together with the form of the Series P warrant, which is an exhibit to the Warrant Amendment Agreement.	Incorporated by reference to Exhibit 10(ee) of CEL-SCI’s report on Form 8-K dated February 10, 2012.

10(ff)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(ff) of CEL-SCI’s report on Form 8-K dated February 10, 2012.

10(gg)	Securities Purchase Agreement and the form of the Series Q warrant, which is an exhibit to the Securities Purchase Agreement.	Incorporated by reference to Exhibit 10(gg) of CEL-SCI’s report on Form 8-K dated June 18, 2012.

10(hh)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(hh) of CEL-SCI’s report on Form 8-K dated June 18, 2012.

10 (ii)	Securities Purchase Agreement and the form of the Series R warrant, which is an exhibit to the Securities Purchase Agreement.	Incorporated by reference to Exhibit 10(ii) of CEL-SCI’s report on Form 8-K dated December 5, 2012.

10 (jj)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(jj) of CEL-SCI’s report on Form 8-K dated December 5, 2012.

10 (nn)	Underwriting Agreement, together with the form of Series S warrant which is an exhibit to the underwriting agreement.	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated October 8, 2013.

10 (oo)	Underwriting Agreement, together with the form of Series S warrant which is an exhibit to the underwriting agreement.	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated December 19, 2013.

10 (pp)	Underwriting Agreement, together with the form of Series T warrant which is an exhibit to the warrant agent agreement.	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated April 15, 2014.

10 (qq)	Underwriting Agreement, together with the form of Series S warrant which is an exhibit to the warrant agent agreement.	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated October 23, 2014.

23.1	Consent of BDO USA, LLP

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the ____day of December 2014.

CEL-SCI CORPORATION

By:	/s/ Maximilian de Clara
Maximilian de Clara, President

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maximilian de Clara	Director	December __, 2014
Maximilian de Clara

/s/ Geert R. Kersten	Chief Executive, Principal Accounting, Principal Financial Officer and a Director	December __, 2014
Geert R. Kersten

/s/ Alexander G. Esterhazy	Director	December __, 2014
Alexander G. Esterhazy

/s/ Dr. C. Richard Kinsolving	Director	December __, 2014
Dr. C. Richard Kinsolving

/s/ Dr. Peter R. Young	Director	December __, 2014
Dr. Peter R. Young

CEL-SCI CORPORATION

Financial Statements for the Years

Ended September 30, 2014, 2013 and 2012, and

Report of Independent Registered Public Accounting Firm

CEL-SCI CORPORATION

TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
CEL-SCI Corporation
Vienna, Virginia

We have audited the accompanying balance sheets of CEL-SCI Corporation as of September 30, 2014 and 2013 and the related statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended September 30, 2014.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CEL-SCI Corporation at September 30, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CEL-SCI Corporation’s internal control over financial reporting as of September 30, 2014 based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 23, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Bethesda, Maryland
December 23, 2014

CEL-SCI CORPORATION
BALANCE SHEETS
SEPTEMBER 30, 2014 and 2013

ASSETS	2014	2013

CURRENT ASSETS:
Cash and cash equivalents	$8,513,620	$41,612
Receivables	81,820	74,263
Prepaid expenses	907,526	780,523
Deposits - current portion	150,000	-
Inventory used for R&D and manufacturing	1,452,020	1,016,628
Deferred rent - current portion	544,074	598,717

Total current assets	11,649,060	2,511,743

RESEARCH AND OFFICE EQUIPMENT, net	403,004	489,336

PATENT COSTS, net	323,588	318,195

DEFERRED RENT - net of current portion	4,733,865	5,448,381

DEPOSITS	2,120,917	2,070,917

TOTAL ASSETS	$19,230,434	$10,838,572

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,160,783	$1,924,482
Accrued expenses	547,208	113,496
Due to employees	307,961	386,337
Related party loan	1,104,057	1,104,057
Deferred rent - current portion	6,375	8,529
Lease obligation - current portion	8,495	8,212
Derivative instruments - current portion	18,105	-

Total current liabilities	3,152,984	3,545,113

Derivative instruments - net of current portion	5,487,141	433,024
Deferred revenue	126,591	126,545
Deferred rent - net of current portion	6,290	7,875
Lease obligation - net of current portion	9,028	20,925
Deposits held	5,000	5,000

Total liabilities	8,787,034	4,138,482

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value-200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized;
81,902,471 and 31,025,019 shares issued and outstanding
at September 30, 2014 and 2013, respectively	819,025	310,250
Additional paid-in capital	249,151,208	218,550,408
Accumulated deficit	(239,526,833)	(212,160,568)

Total stockholders' equity	10,443,400	6,700,090

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$19,230,434	$10,838,572

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2014, 2013 and 2012

	2014	2013	2012

GRANT INCOME AND OTHER	$264,033	$159,583	$254,610

OPERATING EXPENSES:
Research and development (excluding
R&D depreciation of $172,442, $253,072
and $445,710 respectively, included below)	17,000,145	12,681,049	10,368,695
Depreciation and amortization	231,752	364,124	533,468
General & administrative	10,606,248	6,982,686	6,595,287

Total operating expenses	27,838,145	20,027,859	17,497,450

OPERATING LOSS	(27,574,112)	(19,868,276)	(17,242,840)

GAIN ON DERIVATIVE INSTRUMENTS	248,767	10,750,666	1,911,683

INTEREST INCOME	122,854	117,086	116,061

INTEREST EXPENSE	(163,774)	(170,423)	(262,214)

NET LOSS	(27,366,265)	(9,170,947)	(15,477,310)

ISSUANCE OF ADDITIONAL SHARES DUE TO RESET PROVISIONS	(1,117,447)	-	(250,000)
MODIFICATIONS OF WARRANTS	-	(59,531)	(325,620)
INDUCEMENT WARRANTS	-	-	(1,593,000)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(28,483,712)	$(9,230,478)	$(17,645,930)

NET LOSS PER COMMON SHARE
BASIC	$(0.48)	$(0.30)	$(0.70)

DILUTED	$(0.49)	$(0.66)	$(0.78)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC and DILUTED	58,804,622	30,279,442	25,183,654

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2014, 2013, and 2012

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, October 1, 2011	21,473,461	$214,735	$196,376,400	$(187,512,311)	$9,078,824

Sale of stock	4,616,667	46,167	14,243,351	-	14,289,518
Issuance of warrants in connection with
sale of common stock	-	-	(6,706,667)	-	(6,706,667)
401(k) contributions paid
in common stock	42,627	426	154,090	-	154,516
Exercise of warrants and stock options	1,019,119	10,191	2,654,348	-	2,664,539
Stock issued to nonemployees for service	160,618	1,606	556,686	-	558,292
Exercise of derivative liabilities	-	-	122,367	-	122,367
Modification of options issued to consultants	-	-	54,789	-	54,789
Modification of options issued to employees	-	-	36,990	-	36,990
Equity based compensation - employees	-	-	2,229,326	-	2,229,326
Equity based compensation - non-employees	-	-	22,248	-	22,248
Net loss	-	-	-	(15,477,310)	(15,477,310)

BALANCE, SEPTEMBER 30, 2012	27,312,492	273,125	209,743,928	(202,989,621)	7,027,432

Sale of stock	3,500,000	35,000	9,753,769	-	9,788,769
Issuance of warrants in connection with
sale of common stock	-	-	(4,200,000)	-	(4,200,000)
401(k) contributions paid
in common stock	74,230	742	158,114	-	158,856
Stock issued to nonemployees for service	138,297	1,383	359,542	-	360,925
Equity based compensation - employees	-	-	2,636,905	-	2,636,905
Equity based compensation - non-employees	-	-	98,150	-	98,150
Net loss	-	-	-	(9,170,947)	(9,170,947)

BALANCE, SEPTEMBER 30, 2013	31,025,019	310,250	218,550,408	(212,160,568)	6,700,090

Sale of stock	31,755,494	317,555	28,129,691	-	28,447,246
Issuance of warrants in connection with
sale of common stock	-	-	(7,791,448)	-	(7,791,448)
401(k) contributions paid
in common stock	164,787	1,647	153,787	-	155,434
Exercise of warrants	2,668,508	26,686	4,253,632	-	4,280,318
Conversion of warrant liability to equity	-	-	1,308,528	-	1,308,528
Stock issued to nonemployees for service	579,968	5,800	621,318	-	627,118
Stock issued for patents	8,695	87	9,912	-	9,999
Modification of options issued to consultants	-	-	76,991	-	76,991
Issuance of restricted stock	15,700,000	157,000	(157,000)	-	-
Equity based compensation - employees	-	-	3,958,637	-	3,958,637
Equity based compensation - non-employees	-	-	36,752	-	36,752
Net loss	-	-	-	(27,366,265)	(27,366,265)

BALANCE, SEPTEMBER 30, 2014	81,902,471	$819,025	$249,151,208	$(239,526,833)	$10,443,400

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2014, 2013 and 2012

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,366,265)	$(9,170,947)	$(15,477,310)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	231,752	364,124	533,468
Issuance of common stock, warrants and options for services	694,955	454,855	527,207
Modification of warrants issued to consultants	76,991	-	54,789
Modification of stock options issued to employees	-	-	36,990
Equity based compensation	3,958,637	2,636,905	2,229,326
Common stock contributed to 401(k) plan	155,434	158,856	154,516

Impairment loss on abandonment of patents	1,182	22,628	44,921
Loss on retired equipment	268	4,350	9,399
Gain on derivative instruments	(248,767)	(10,750,666)	(1,911,683)
(Increase)/decrease in assets:
Receivables	(7,557)	84,351	298,723
Deferred rent	769,159	544,028	598,714
Prepaid expenses	(158,088)	529,738	775,823
Inventory used for R&D and manufacturing	(435,392)	367,856	186,698
Deposits	(200,000)	(400,000)	-
Increase/(decrease) in liabilities:
Accounts payable	(751,971)	1,316,964	(168,463)
Accrued expenses	433,712	101,995	(99,006)
Deferred revenue	46	45	1,500
Due to employees	(78,376)	186,446	(2,611)
Deferred rent liability	(3,739)	(108)	11,986
Deposits held	-	-	5,000

Net cash used in operating activities	(22,928,019)	(13,548,580)	(12,190,013)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(103,977)	(102,033)	(54,637)
Expenditures for patent costs	(34,887)	(30,728)	(78,959)

Net cash used in investing activities	(138,864)	(132,761)	(133,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	28,428,641	9,788,769	14,289,518
Proceeds from exercise of warrants and stock options	3,118,387	-	2,664,539
Payments on convertible debt	-	-	(4,950,000)
Payments on obligations under capital lease	(8,137)	(6,858)	-

Net cash provided by financing activities	31,538,891	9,781,911	12,004,057

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,472,008	(3,899,430)	(319,552)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	41,612	3,941,042	4,260,594

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,513,620	$41,612	$3,941,042

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2014, 2013 and 2012

	2014	2013	2012

ISSUANCE OF WARRANTS:
Increase in derivative liabilities	$(7,791,448)	$(4,200,000)	$(6,706,667)
Decrease in additional paid-in capital	7,791,448	4,200,000	6,706,667
	$-	$-	$-

ISSUANCE OF ADDITIONAL SHARES:
Increase in common stock	$(15,631)	$-	$(8,333)
Increase in additional paid-in capital	(1,101,816)	-	(241,667)
Decrease in additional paid-in capital	1,117,447	-	250,000
	$-	$-	$-

EXERCISE OF WARRANTS
Increase in common stock	$(657)	$-	$-
Increase in additional paid-in capital	(1,161,274)	-	(122,367)
Decrease in derivative liabilities	1,161,931	-	122,367
	$-	$-	$-

INDUCEMENT WARRANTS
Increase in additional paid-in capital	$-	$-	$(1,593,000)
Decrease in additional paid-in capital	-	-	1,593,000
	$-	$-	$-

RECLASSIFICATION/MODIFICATION OF WARRANTS:
Increase in additional paid-in capital	$(1,308,528)	$-	$(325,620)
Decrease in additional paid-in capital			325,620
Decrease in derivative liabilities	1,308,528	-	-
	$-	$-	$-

ISSUANCE OF COMMON STOCK FOR PREPAID SERVICES
Increase in additional paid-in capital	$(31,085)	$(57,553)	$(53,333)
Increase in prepaid expenses	31,085	57,553	53,333
	$-	$-	$-

ISSUANCE OF COMMON STOCK FOR PATENT COSTS
Increase in common stock	$(87)	$-	$-
Increase in additional paid in capital	(9,912)	-	-
Increase in patent costs	9,999	-	-
	$-	$-	$-

PATENT COSTS INCLUDED IN ACCOUNTS PAYABLE
Increase in patent costs	$4,474	$14,024	$22,379
Increase in accounts payable	(4,474)	(14,024)	(22,379)
	$-	$-	$-

NON-CASH EQUIPMENT CHANGES
Increase (decrease) in research and office equipment	$(1,074)	$36,622	$-
Increase in accounts payable	(2,345)	-	-
Decrease (increase) in capital lease obligation	3,419	(36,622)	-
	$-	$-	$-

CAPITAL LEASE PAYMENTS INCLUDED IN
ACCOUNTS PAYABLE:
Decrease in capital lease obligation	$58	$627	$-
Increase in accounts payable	(58)	(627)	-
	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION:
Cash expenditure for interest expense	$180,654	$156,225	$377,715

See notes to financial statements.

CEL-SCI CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CEL-SCI Corporation (the Company) was incorporated on March 22, 1983, in the state of Colorado, to finance research and development in biomedical science and ultimately to engage in marketing and selling products.

CEL-SCI’s work is focused on finding the best way to activate the immune system to fight cancer and infectious diseases. The Company’s lead investigational therapy, Multikine (Leukocyte Interleukin, Injection), is currently being tested in a Phase III clinical trial as a potential therapeutic agent directed at using the immune system to produce an anti-tumor immune response for advanced primary head and neck cancer.  Data from Phase I and Phase II clinical trials suggest Multikine has the potential to directly affect tumor cells. These data also indicate that it appears to activate the patient’s own anti-tumor immune response. Multikine (Leukocyte Interleukin, Injection) is the full name of this investigational therapy, which, for simplicity, is referred to in the remainder of this document as Multikine.  Multikine is the trademark that the Company has registered for this investigational therapy, and this proprietary name is subject to FDA review in connection with the Company’s future anticipated regulatory submission for approval.  Multikine has not been licensed or approved by the FDA or any other regulatory agency. Neither has its safety or efficacy been established for any use.

Multikine has been cleared by the regulators in seventeen countries around the world, including the U.S. FDA, for a global Phase III clinical trial in advanced primary (not yet treated) head and neck cancer patients.  Multikine is also being used in a Phase I study at the Naval Medical Center, San Diego under a Cooperative Research and Development Agreement (CRADA) in HIV/HPV co-infected men and women with peri-anal warts.

On June 25, 2013, CEL-SCI’s shareholders approved a reverse split of the Company’s common stock.  The reverse split became effective on the NYSE MKT on September 25, 2013.  On that date, every ten issued and outstanding shares of the Company’s common stock automatically converted into one outstanding share.  As a result of the reverse stock split, the number of the Company’s outstanding shares of common stock decreased from 310,005,272 (pre-split) shares to 31,001,686 (post-split) shares.  In addition, by reducing the number of CEL-SCI’s outstanding shares, CEL-SCI’s loss per share in all prior periods will increase by a factor of ten.  The reverse stock split affected all stockholders of the Company’s common stock uniformly, and did not affect any stockholder’s percentage of ownership interest.  The par value of the Company’s stock remained unchanged at $0.01 per share and the number of authorized shares of common stock remained the same after the reverse stock split.

As the par value per share of the Company’s common stock remained unchanged at $0.01 per share, a total of $2,790,036 was reclassified from common stock to additional paid-in capital. In connection with this reverse stock split, the number of shares of common stock reserved for issuance under the Company’s incentive and non-qualified stock option plans (Note 7) as well as the shares of common stock underlying outstanding stock options, and warrants were also proportionately reduced while the exercise prices of such stock options and warrants were proportionately increased. All references to shares of common stock and per share data for all periods presented in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

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

Deposits – The deposits are required by the lease agreement for the manufacturing facility and by the clinical research organization (CRO) agreements.

Research and Office Equipment and Leasehold Improvements – Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years.  Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease.  Repairs and maintenance which do not extend the life of the asset are expensed when incurred. The fixed assets are reviewed on a quarterly basis to assess impairment, if any.

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

Derivative Instruments - The Company has entered into financing arrangements that consist of freestanding derivative instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification (ASC) 815, “Accounting for Derivative Instruments and Hedging Activities”. In accordance with accounting principles generally accepted in the United States (U.S.GAAP), derivative instruments and hybrid instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.  The derivative liabilities are remeasured at fair value at the end of each reporting period as long as they are outstanding.

Research and Development Grant Revenues – The Company's grant arrangements are handled on a reimbursement basis. Grant revenues under the arrangements are recognized when costs are incurred.

Research and Development Costs – Research and development expenditures are expensed as incurred.

Net Loss Per Common Share – The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (ASC 260).  Basic and diluted net loss per common share was determined by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period.  The Company’s potentially dilutive shares, which include outstanding common stock options, restricted stock units, convertible preferred stock and common stock warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents.  The Company maintains its cash and cash equivalents with high quality financial institutions.  At times, these accounts may exceed federally insured limits.  The Company has not experienced any losses in such bank accounts.  The Company believes it is not exposed to significant credit risk related to cash and cash equivalents.  All non-interest bearing cash balances were fully insured up to $250,000 at September 30, 2014.

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

Use of Estimates – The preparation of financial statements in conformity U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying disclosures.  These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, inventory obsolescence, accruals, stock options, useful lives for depreciation and amortization of long-lived assets, deferred tax assets and the valuation of derivative liabilities. Actual results could differ from estimates, although management does not generally believe such differences would materially affect the financial statements in any given year.  However, in regard to the valuation of derivative liabilities determined using various valuation techniques including the Black-Scholes and binomial pricing methodologies, significant fluctuations may materially affect the financial statements in a given year.  The Company considers such valuations to be significant estimates.

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

Stock-Based Compensation – Compensation cost for all stock-based awards is measured at fair value as of the grant date in accordance with the provisions of ASC 718, “Compensation – Stock Compensation.” The fair value of stock options is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires various judgmental assumptions including volatility and expected option life. The stock-based compensation cost is recognized on the straight line allocation method as expense over the requisite service or vesting period.

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

The Company has Incentive Stock Option Plans, Non-Qualified Stock Options Plans, a Stock Compensation Plan, Stock Bonus Plans and an Incentive Stock Bonus Plan.  In some cases, these Plans are collectively referred to as the “Plans.”  All Plans have been approved by the stockholders.

The Company’s stock options are not transferable, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price.  The Company has based its assumption for stock price volatility on the variance of daily closing prices of the Company’s stock.  The risk-free interest rate assumption was based on the U.S. Treasury rate at date of the grant with term equal to the expected life of the option. Historical data was used to estimate option exercise and employee termination within the valuation model.  The expected term of options represents the period of time that options granted are expected to be outstanding and has been determined based on an analysis of historical exercise behavior. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense for new awards may differ materially in the future from that recorded in the current period.

Vesting of restricted stock granted under the Incentive Stock Bonus Plan is subject to service, performance or market conditions and meets the classification of equity awards.  These awards were measured at fair market value on the grant-dates for issuances where the attainment of performance criteria is probable and at fair value on the grant-dates, using a Monte Carlo simulation for issuances where the attainment of performance criteria is uncertain. The total compensation cost will be expensed over the estimated requisite service period.

Recent Accounting Pronouncements – In November 2014, the FASB issued guidance codified in ASC 815, Derivatives and Hedging: Determining Whether the Host Contract in a Hybrid Financial Instrument Issued in the Form of a Share is More Akin to Debt or to Equity. This accounting standard update will be effective for the Company beginning in the first quarter of fiscal 2017. The Company is currently evaluating the impact of the provisions of the update.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

2.    DERIVATIVES LIABILITIES, WARRANTS AND OTHER OPTIONS

Below is a chart presenting the derivative liabilities, warrants and other options outstanding at September 30, 2014:

Warrants	Issue Date	Shares Issuable upon Exercise of Warrants	Exercise Price	Expiration Date	Refer-ence

Series N	8/18/08	2,844,627	0.53	8/18/15	1

Series A	6/24/09	130,347	5.00	12/24/14	1
Schleuning (Series A)	7/8/09	16,750	5.00	1/8/15	1
Series B	9/4/09	-	6.80	9/4/14	1
Series C	8/20/09 – 8/26/09	463,487	5.50	2/20/15	1
Series E	9/21/09	-	17.50	8/12/14	1
Series F	10/6/11	1,200,000	4.00	10/6/14	1
Series G	10/6/11	-	4.00	8/12/14	1
Series H	1/26/12	1,200,000	5.00	8/1/15	1
Series Q	6/21/12	1,200,000	5.00	12/22/15	1
Series R	12/6/12	2,625,000	4.00	12/6/16	1
Series S	10/11/13-12/24/13	23,624,326	1.25	10/11/18	1
Series T	4/17/14	1,782,057	1.58	10/17/14	1
Series U	4/17/14	445,514	1.75	10/17/17	1

Series L	4/18/07	-	7.50	4/17/14	2
Series L (repriced)	4/18/07	70,000	2.50	4/2/15	2

Series P	2/10/12	590,001	4.50	3/6/17	3

Private Investor	7/18/05	-	6.50	7/18/14	4

Warrants held by Officer and Director	6/24/09 – 7/6/09	349,754	4.00 – 5.00	12/24/14 – 1/6/15	5

Consultants	2/15/05 – 4/25/14	149,500	0.85 – 20.00	2/15/15 - 12/27/17	6

1.	Derivative Liabilities

The table below presents the derivative instruments and their respective balances at September 30.

	2014	2013
Series N warrants	$-	$41,501
Series A through E warrants	6,105	6,106
Series F and G warrants	-	12,667
Series H warrants	12,000	36,000
Series Q warrants	12,000	48,000
Series R warrants	157,500	288,750
Series S warrants	5,197,352	-
Series T warrants	-	-
Series U warrants	120,289	-

Total derivative liabilities	$5,505,246	$433,024

The Company reviews all outstanding warrants in accordance with the requirements of ASC 815.  This topic provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The warrant agreements provide for adjustments to the exercise price for certain dilutive events.  Under the provisions of ASC 815, the warrants are not considered indexed to the Company’s stock because future equity offerings or sales of the Company’s stock are not an input to the fair value of a “fixed-for-fixed” option on equity shares, and equity classification is therefore precluded.

In accordance with ASC 815, derivative liabilities must be measured at fair value upon issuance and re-valued at the end of each reporting period through expiration.  Any change in fair value between the respective reporting periods is recognized as a gain or loss in the statement of operations.

Series N Warrants

In August 2008, CEL-SCI sold 138,339 shares of common stock and 207,508 Series N warrants in a private financing for $1,037,500.  In June 2009, an additional 116,667 shares and 181,570 Series N warrants were issued to the investors.  In October 2011, the outstanding 389,078 Series N warrants issued were reset from $4.00 to $3.00.  In addition, the investors were issued 129,693 warrants exercisable at $3.00 per share at an initial cost of $220,478.

On October 11, 2013 and December 24, 2013, in connection with public offerings of common stock on those dates, the Company reset the exercise price from $3.00 to $0.53 and issued the Series N warrant holders 2,432,649 additional warrants exercisable at $0.53 as required by the warrant agreements.  In January 2014, the Company offered the investors the option to extend the Series N warrants by one year and allow for cashless exercise, in exchange for cancelling the reset provision in the warrant agreement.  One of the investors with 2,844,627 warrants accepted this offer.  Accordingly, these warrants are no longer considered a derivative liability due to the cancelation of the reset provision.  The fair value of the warrants on that date totaled $1,308,528 and was reclassified from derivative liabilities to additional paid-in capital.  On March 21, 2014, the other investor exercised 106,793 Series N Warrants.  The Company received cash proceeds of $7,424 for 14,078 of the warrants exercised.  The remaining 92,715 warrants were exercised in a cashless exercise.  The fair value of the warrants on the date of exercise was $137,000 and was reclassified from derivative liabilities to additional paid-in capital.

In addition, the October and December 2013 financings triggered the reset provision included in the August 2008 financing which resulted in the issuance of an additional 1,563,083 shares of common stock.  The cost of additional shares issued was $1,117,447.  This cost was recorded as a debit and a credit to additional paid-in capital and was deemed a dividend.

As of September 30, 2014, the remaining 2,844,627 Series N warrants entitle the holders to purchase one share of the Company's common stock at a price of $0.53 per share at any time prior to August 18, 2015.  On September 30, 2014, no derivative liability was recorded because the warrants no longer were considered a liability for accounting purposes.  On September 30, 2013, the value of the Series N warrants was $41,501.  During the year ended September 30, 2014, the Company recorded a loss of $1,404,027 on the Series N warrants.  During the years ended September 30, 2013 and 2012, the Company recorded a gain of $788,533 and $207,507, respectively, on Series N warrants.  On October 28, 2014, the remaining Series N warrants were transferred to the de Clara Trust, of which the Company’s CEO, Geert Kersten, is the Trustee and a beneficiary.

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

In June 2009, the Company issued 1,011,656 Series A warrants exercisable at $5.00 per share in connection with a financing.  The cost of the warrants of $2,775,021 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities.  As of September 30, 2014, 130,347 of these warrants remained outstanding. As of September 30, 2014 and 2013, the fair value of these derivative liabilities was $1,303.

In July 2009, the Company issued 16,750 warrants to a private investor.  The warrants were issued with an exercise price of $5.00 per share and valued at $43,550 using the Black Scholes method. The cost of the warrants was accounted for as a debit to additional paid-in capital and a credit to derivative liabilities. As of September 30, 2014, 16,750 warrants remained outstanding.  As of September 30, 2014 and 2013, the fair value of these derivative liabilities was $167 and $168, respectively.

In connection with a loan received and fully repaid in a prior period, the Company issued 50,000 Series B warrants with an exercise price of $6.80 per share. On September 4, 2014, all outstanding Series B warrants expired.  As of September 30, 2014, no Series B warrants remained outstanding. As of September 30, 2013, the fair value of the Series B warrants was $0.

In connection with an August 2009 financing, the Company issued 539,222 Series C warrants exercisable at $5.50 per share.  As of September 30, 2014, 463,487 of these warrants remained outstanding.  As of September 30, 2014 and 2013, the fair value of the Series C warrants was $4,635.

In September 2009, 71,428 Series E warrants were issued to the placement agent in connection with a financing, with an exercise price of $17.50 per share.  On August 12, 2014, all outstanding Series E warrants expired.  As of September 30, 2014, no Series E warrants remained outstanding.  As of September 30, 2013, the fair value of the Series E warrants was $0.

During the years ended September 30, 2014, 2013 and 2012, the Company recorded a gain of $1, $780,883, and $588,469, respectively, on the Series A through E warrants.

Series F and G warrants

In October 2011, in connection with a financing, the Company issued 1,200,000 Series F warrants exercisable at $4.00 per share at any time prior to October 6, 2014.  The Company also issued 66,667 Series G warrants exercisable at $4.00 per share to the placement agent for this offering.  The initial cost of the warrants of $2,146,667 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities. On August 12, 2014, all outstanding Series G warrants expired.  As of September 30, 2014, 1,200,000 Series F warrants and no Series G warrants remained outstanding.  As of September 30, 2014, the fair value of the Series F warrants was $0.  As of September 30, 2013, the fair value of the Series F and G warrants was $12,000 and $667, respectively. During the years ended September 30, 2014, 2013 and 2012, the Company recorded a gain of $12,667, $1,634,000, and $500,000 respectively, on the Series F and G warrants.    On October 6, 2014, all of the Series F warrants expired.

Series H Warrants

In January 2012, in connection with a financing, the Company issued 1,200,000 Series H warrants exercisable at $5.00 per share at any time prior to August 1, 2015.  The initial cost of the warrants of $2,400,000 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities.  As of September 30, 2014, 1,200,000 Series H warrants remained outstanding.  As of September 30, 2014 and 2013, the fair value of the warrants was $12,000 and $36,000, respectively.   During the years ended September 30, 2014, 2013 and 2012, the Company recorded a gain of $24,000, $1,764,000 and $600,000, respectively, on the Series H warrants.

Series Q Warrants

In June 2012, in connection with a financing, the Company issued 1,200,000 Series Q warrants exercisable at $5.00 per share at any time prior to December 22, 2015. The initial cost of the warrants of $2,160,000 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities.  As of September 30, 2014, 1,200,000 Series Q warrants remained outstanding.  As of September 30, 2014 and 2013, the fair value of the warrants was $12,000 and $48,000, respectively.  During the years ended September 30, 2014, 2013 and 2012, the Company recorded a gain of $36,000, $1,872,000 and $240,000, respectively, on the Series Q warrants.

Series R Warrants

On December 4, 2012, the Company sold 3,500,000 shares of its common stock for $10,500,000, or $3.00 per share, in a registered direct offering.  The investors in this offering also received Series R warrants which entitle the investors to purchase up to 2,625,000 shares of the Company’s common stock.  The Series R warrants may be exercised at any time before December 6, 2016 at a price of $4.00 per share.  The initial cost of the warrants of $4,200,000 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities.  As of September 30, 2014, 2,625,000 Series R warrants remained outstanding.  As of September 30, 2014 and 2013, the fair value of the Series R warrants was $157,500 and $288,750, respectively.  During the years ended September 30, 2014 and 2013, the Company recorded a gain of $131,250 and $3,911,250, respectively, on the Series R warrants.

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

On February 7, 2014, the Series S warrants began trading on the New York Stock Exchange.  During the year ended September 30, 2014, 2,088,769 Series S Warrants had been exercised at a price of $1.25, and the Company received proceeds of $2,610,961.  The fair value of the warrants on the date of exercise was $1,024,932.  As of September 30, 2014, the remaining 23,624,326 Series S warrants entitle the holders to purchase one share of the Company's common stock at a price of $1.25 per share.

As of September 30, 2014, the fair value of the Series S warrants was $5,197,352.  During the year ended September 30, 2014, the Company recorded a gain of $1,098,787 on the Series S warrants.

Series T and U Warrants

On April 17, 2014, the Company closed a public offering of 7,128,229 shares of common stock at a price of $1.40 and 1,782,057 Series T warrants to purchase one share of common stock for net proceeds of $9,230,000, net of underwriting commissions and offering expenses.  The Series T warrants are immediately exercisable, expire on October 17, 2014, and have an exercise price of $1.58. The underwriters received 445,514 Series U warrants to purchase one share of common stock.  The Series U warrants are exercisable beginning October 17, 2014, expire on October 17, 2017, and have an exercise price of $1.75.  The initial cost of the Series T and U warrants of $470,377 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities.

As of September 30, 2014, the fair value of the Series T and U warrants was $120,289.  During the year ended September 30, 2014, the Company recorded a gain of $350,088, on the Series T and U warrants.  On October 17, 2014, all of the Series T warrants expired.

Senior Convertible Notes and Redeemable Series A Convertible Preferred Stock

In March 2012, the Company repaid the remaining Senior Secured Convertible Notes derived from the settlement, thereby completely eliminating the Senior Secured Convertible Notes, satisfying the settlement and having the lien on the Company’s assets removed.

The accounting for the Senior Secured Convertible Notes was within the scope of ASC 815.  Under ASC 815 or ASC 825,”Financial Instruments,” the Company may make an irrevocable election to initially and subsequently measure a hybrid financial instrument in its entirety at fair value.  Any change in fair value between the respective reporting dates is recognized as a gain or loss.  Based on the analysis of the Senior Secured Convertible Notes, the Company identified several embedded derivative features.  The Company elected, in accordance with ASC 825, to initially and subsequently carry the instrument at fair value without bi-furcating the embedded derivatives.  For the year ended September 30, 2012, the Company recorded a gain of $49,000 on the Senior Secured Convertible Notes.

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

In November 2011, the Company reduced the exercise price of 160,000 Series L warrants to $3.40. The additional cost of $86,826 was recorded as a debit and a credit to additional paid-in capital and was a deemed dividend.  This cost is included in modification of warrants and increased the net loss available to shareholders on the statement of operations.  In March 2012, 60,000 Series L warrants were exercised at a price of $3.40, and the Company received proceeds of $204,000.

In April 2012, 25,000 Series L warrants exercisable at a price of $7.50 per share were transferred to a consultant and were extended for two years from the current expiration date.  The additional value of $43,910 was accounted for as a credit to additional paid-in capital and a debit to general and administrative expense.  On April 17, 2014, the 25,000 Series L warrants expired.  In April 2013, 100,000 Series L warrants were repriced to $2.50 per share and were extended for two years to April 2, 2015 in return for a reduction in outstanding warrants to 70,000.  The additional cost of $59,531 was recorded as a debit and a credit to additional paid-in capital and was a deemed dividend.  This cost was included in modification of warrants and increased the net loss available to shareholders on the statements of operations.  As of September 30, 2014, 70,000 of the Series L warrants at the reduced exercise price of $2.50 remained outstanding.

In November 2011, the Company reduced the exercise price of 600,000 Series M warrants from $6.00 to $3.40. The additional cost of $238,794 was recorded as a debit and a credit to additional paid-capital and was a deemed dividend.  This cost is included in modification of warrants and increased the net loss available to shareholders on the statement of operations.

In October 2013, the Company reduced the exercise prices of the Series M warrants from $3.40 to $1.00 in exchange for a reduction in the number of warrants from 600,000 to 500,000.  The additional cost of $76,991 was recorded as non-employee stock compensation expense.  In March 2014, 500,000 Series M warrants were exercised at a price of $1.00, and the Company received proceeds of $500,000.  As of September 30, 2014, no Series M warrants remained outstanding.

3. Series O and P Warrants

In March 2009, as further consideration for its rights under a licensing agreement, Byron Biopharma LLC (“Byron”) purchased 375,000 Units from the Company at a price of $2.00 per Unit.  Each Unit consisted of one share of the Company’s common stock and two Series O warrants.  During the year ended September 30, 2012, all 650,000 of the outstanding Series O warrants were exercised.   There were no Series O warrants outstanding at September 30, 2012.

On February 10, 2012, the Company issued 590,001 Series P warrants to the former holder of the Series O warrants as an inducement for the early exercise of the Series O warrants. Series O warrants entitled the holder to purchase 590,001 shares of the Company’s common stock at a price of $2.50 per share at any time on or prior to March 6, 2016.  The Series P warrants allow the holder to purchase up to 590,001 shares of the Company’s common stock at a price of $4.50 per share.  The Series P warrants are exercisable at any time prior to March 6, 2017.  The warrants were accounted for as an equity transaction using the Black-Scholes method to value the warrants.  The fair value of the warrants was calculated to be $1,593,000.  This cost was recorded as a debit and a credit to additional paid-in capital.  This cost is included in inducement warrants and increased the net loss available to shareholders on the statement of operations.  As of September 30, 2014, 590,001 Series P warrants remained outstanding.

4.	Private Investor Warrants

In February 2011, 132,500 warrants issued to a private investor with exercise prices between $5.60 and $8.20 were extended for three years.  Between February and August 2014, all 132,500 outstanding warrants expired.  As of September 30, 2014, no warrants remained outstanding.

On January 26, 2014, 608,438 warrants issued to the lessor of the Company’s manufacturing facility, priced at $7.50 per share, expired.  As of September 30, 2014, no warrants relating to the facilities lease remained outstanding.

5.	Warrants held by Officer and Director

Between December 2008 and June 2009, Maximilian de Clara, the Company’s President and a director, loaned the Company $1,104,057 under a note payable.  In June 2009, the Company issued 164,824 warrants, exercisable at $4.00 per share, to Mr. de Clara.  The warrants are exercisable at any time prior to December 24, 2014.  These warrants were valued at $65,796 using the Black-Scholes method.  In July 2009, as consideration for a further extension of the loan, the Company issued 184,930 warrants exercisable at $5.00 per share to Mr. de Clara.  These warrants were valued at $341,454 using the Black-Scholes method and can be exercised at any time prior to January 6, 2015.  The first warrants were recorded as a discount to the loan and a credit to additional paid-in capital.  The second warrants were recorded as a debit to derivative loss of $831,230, a premium of $341,454 on the loan and a credit to additional paid-in capital of $489,776.  The warrants and premium are fully amortized. As of September 30, 2014, 349,754 warrants remained outstanding (Note 10).  In August 2014, the loan and warrants were transferred to the de Clara Trust, of which the Company’s CEO, Geert Kersten, is the Trustee and a beneficiary.

6.	Options and Shares Issued to Consultants

As of September 30, 2014, 149,500 options that were issued to consultants as payment for services remained outstanding, of which 140,000 options were issued from the Non-Qualified Stock Option plans.  During the year ended September 30, 2014 and 2013, 71,250 and 3,000 options previously issued to a consultant from the Non-Qualified Stock Option plans expired, respectively.

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

In April 2012, 7,000 options issued to a consultant with exercise prices between $6.30 and $7.00 were extended for two years from the current expiration date.  The additional value of $10,879 was accounted for as a credit to additional paid-in capital and a debit to general and administrative expense.  During the year ended September 30, 2014, the 7,000 options expired.

On October 15, 2013, the Company entered into a consulting agreement for services to be provided through October 14, 2014.  In consideration for services provided, the Company issued the consultant 100,000 restricted shares in three installments – 34,000 upon signing, 33,000 on January 15, 2014, and 33,000 on March 14, 2014.  The aggregate fair market value of the 100,000 restricted shares of $108,710 was recorded as a prepaid expense and is being charged to general and administrative expense over the period of service.  During the year ended September 30, 2014, the Company recorded $104,540 in consulting expense.  At September 30, 2014, $4,170 is included in prepaid expenses.

On October 20, 2013, the Company entered into a consulting agreement for services to be provided through October 19, 2016.  In consideration for services provided, the Company agreed to issue the consultant 34,164 restricted shares each month of the agreement, with the first three month issued in advance.  During the year ended September 30, 2014, the Company issued the consultant a total of 409,968 shares of restricted stock at the fair market value on the dates of issuance.  The aggregate fair market value of $439,008 was recorded as a prepaid expense and is being charged to general and administrative expense over the period of service.  The Company had previously entered into a one year consulting agreement with this same consultant for services to be provided through December 27, 2013.  In consideration for the services to be provided under that earlier agreement, the Company issued the consultant 50,000 shares of common stock and 50,000 options to purchase common stock at a price of $2.80 per share.  The common shares were issued at the fair market value on the agreement date of $2.80.  The aggregate fair market value of $140,000 was recorded as a prepaid expense and was charged to general and administrative expense over the period of service.  The fair value of the options issued, as calculated using the Black-Scholes method, was determined to be $98,150 and was also charged to general and administrative expense over the period of service. During the years ended September 30, 2014 and 2013, the Company recorded expense of $474,263 and $180,597 for services provided by this consultant, respectively.

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

On December 1, 2013, the Company extended an agreement with a public relations consultant through December 1, 2014.  In consideration for services provided, the Company agreed to continue to issue the consultant a monthly retainer of 5,000 shares of restricted stock.  In addition, the consultant received an additional 20,000 shares of restricted stock for meeting certain performance requirements.  During the years ended September 30, 2014 and 2013, respectively, the Company issued the consultant 70,000 and 60,000 restricted shares of common stock at the fair market value on the grant dates, for an aggregate fair market value of $79,400 and $161,500, respectively which was recorded as a general and administrative expense.

On April 25, 2014, the Company entered into a consulting agreement for services to be provided through August 25, 2014.  In consideration for services provided, the Company granted the consultant 20,000 options to purchase common stock at a price of $1.22 per share.  The fair value of the options issued, as calculated using the Black-Scholes method, was determined to be $12,458 and was charged to general and administrative expense over the period of service.

During the years ended September 30, 2014 and 2013, the Company recorded total expense of $694,955 and $342,097 relating to these consulting arrangements.    As of September 30, 2014 and 2013, the Company recorded $26,468 and $57,553, respectively, in prepaid consulting expenses.

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

The Company is currently running a large multi-national Phase III clinical trial for head and neck cancer.  The Company believes that it has enough capital to support its operations for more than the next twelve months as it believes that it has ready access to new equity capital should the need arise. During fiscal year 2013, the Company raised $9.8 million net proceeds from several institutional investors.  During fiscal year 2014, the Company raised approximately $31.5 million in net proceeds through the sale of common stock and warrants in three public offerings and from the exercise of previously issued warrants.  In October 2014, the Company raised approximately $6.4 million in net proceeds through the sale of common stock and warrants in a public and a registered direct offering.  To finance the study beyond the next 12 months, the Company plans to raise additional capital in the form of corporate partnerships, debt and/or equity financings.  The Company believes that it will be able to obtain additional financing because it has done so consistently in the past, and because Multikine is a product in the Phase III trial stage. However, there can be no assurance that the Company will be successful in raising additional funds or that funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of money, the Company will either have to slow down or delay the Phase III clinical trial or even significantly curtail its operations until such time as it is able to raise the required funding.

Since the Company launched its Phase III trial for Multikine, the Company has spent approximately $16,400,000 as of September 30, 2014 on direct costs for the Phase III clinical trial.  The total remaining cash cost of the clinical trial is estimated to be approximately $28,200,000.  It should be noted that this estimate is based only on the information currently available in the Company’s contracts with the Clinical Research Organizations responsible for managing the Phase III trial.  This number can be affected by the speed of enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen today.  It is therefore possible that the cost of the Phase III trial will be higher than currently estimated.

4.    RESEARCH AND OFFICE EQUIPMENT

Research and office equipment consisted of the following at September 30:

	2014	2013
Research equipment	$3,230,882	$3,184,779
Furniture and equipment	141,269	139,992
Leasehold improvements	131,910	131,910

	3,504,061	3,456,681

Less: Accumulated depreciation and amortization	(3,101,057)	(2,967,345)

Net research and office equipment	$403,004	$489,336

Depreciation expense for the years ended September 30, 2014, 2013 and 2012 totaled $188,967, $275,917 and $447,171, respectively.  During the years ended September 30, 2014, 2013 and 2012, equipment with a net book value of $268, $4,350 and $9,399, respectively, was retired.

5.    PATENTS

Patents consisted of the following at September 30:

	2014	2013
Patents	$1,517,344	$1,470,047
Accumulated amortization	(1,193,756)	(1,151,852)

Net Patents	$323,588	$318,195

During the years ended September 30, 2014, 2013 and 2012, the Company recorded patent impairment charges of $1,182, $22,628 and $44,921, respectively, for the net book value of patents abandoned during the year. These amounts are included in general and administrative expenses.  Amortization expense for the years ended September 30, 2014, 2013 and 2012 totaled $42,785, $88,207 and $86,297, respectively.   The total estimated future amortization is as follows:

Year ending September 30,
2015	$36,051
2016	36,051
2017	36,051
2018	35,716
2019	34,014
Thereafter	145,705
$323,588

6.    INCOME TAXES

At September 30, 2014, the Company had a federal net operating loss carryforward of approximately $141 million, which begins to expire during the fiscal year ended in 2018 and is fully expired by the end of the fiscal year ended 2034. In addition, the Company has a general business credit as a result of the credit for increasing research activities (“R&D credit”) of approximately $1.2 million at September 30, 2014, which begins to expire during the fiscal year ended 2020 and is fully expired during the fiscal year ended 2029.  At September 30, 2013, the Company had a federal net operating loss carryforward of approximately $130 million and an R&D credit of approximately $1.2 million. Deferred taxes at September 30 consisted of the following:

	2014	2013
Net operating loss carryforwards	$55,229,799	$50,485,248

R&D credit	1,221,487	1,221,487
Stock-based compensation	4,054,450	3,323,353
Fixed assets and intangibles	26,329	-
Capitalized R&D	9,897,041	5,542,816
Vacation and other	108,891	270,121
Total deferred tax assets	70,537,997	60,843,025

Fixed assets and intangibles	-	(1,968)
Total deferred tax liabilities	-	(1,968)

Valuation allowance	(70,537,997)	(60,841,057)
Net deferred tax asset	$-	$-

In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some, or all, of the deferred tax asset will be realized.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income.  Management has considered the history of the Company’s operating losses and believes that the realization of the benefit of the deferred tax assets cannot be reasonably assured.  In addition, under Internal Revenue Code Section 382, the Company’s ability to utilize these net operating loss carryforwards may be limited or eliminated in the event of future changes in ownership.

Certain net deferred tax liabilities at September 30, 2013, totaling approximately $6.3 million were reversed, with the offsetting adjustment increasing deferred tax allowances.  These adjustments had no effect on the Company’s financial position or operating results.

The Company has no federal or state current or deferred tax expense or benefit.  The Company’s effective tax rate differs from the applicable federal statutory tax rate.  The reconciliation of these rates for the three years ended September 30, 2014 is as follows:

	2014	2013	2012
Federal Rate	34.00%	34.00%	34.00%
State tax rate, net of federal benefit	5.15	4.97	5.21
State tax rate change	0.93	(3.77)	18.07
Other adjustments	0.00	0.00	(0.53)
Expired tax attributes	0.00	(87.87)	(33.54)
Adjustment to deferreds	19.13	14.30	0.00
Permanent differences	(0.43)	(1.59)	(0.68)
Change in valuation allowance	(58.78)	39.96	(23.53)

Effective tax rate	0.00%	0.00%	0.00%

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes,” which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more likely than not that the position will be sustained.  The Company has elected to reflect any tax penalties or interest resulting from tax assessments on uncertain tax positions as a component of tax expense.  The tax return years 2009 through 2013 remain open to examination by the major domestic taxing jurisdictions to which the Company is subject.

7.    STOCK COMPENSATION

The Company awarded employees and non-employees with stock compensation as follows:

	Fiscal Year Ended September 30,
	2014	2013	2012
Employees	$3,958,637	$2,636,905	$2,266,316
Non-employees	$771,946	$454,855	$581,996

During the years ended September 30, 2014, 2013 and 2012, non-employee compensation excluded $26,468, $57,553 and $53,333, respectively, for future services to be performed (Note 11).

During the years ended September 30, 2014, 2013 and 2012, the Company recognized expense of $3,958,637, $2,636,905 and $2,229,326, respectively, for options issued or vested and restricted stock awarded during the year.  This expense was recorded as general and administrative expense.  No options were exercised during the years ended September 30, 2014, 2013 and 2012.  No restricted shares vested during the year ended September 30, 2014.

During the year ended September 30, 2014, the Company issued 1,643,240 stock options to employees and directors at a fair value of $1,518,862, ($0.92 fair value per option). During the year ended September 30, 2013, the Company issued 1,809,387 stock options to employees and directors at a fair value of $3,652,630, ($2.02 fair value per option).  During the year ended September 30, 2012, the Company issued 667,937 stock options to employees and directors at a fair value of $1,876,122, ($2.80 fair value per option) and also cancelled 390,047 stock options that were outstanding to employees and directors at a fair value of $265,096, ($0.68 fair value per option).  On September 30, 2014, the Company had 3,387,265 options that were unvested at a fair value of $7,288,244, which is a weighted average fair value of $2.15 per share with a weighted average remaining vesting life of 1.87 years.   The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

	2014	2013	2012
Expected stock price volatility	72.81 – 86.87%	84.41-92.28%	87.72-94.93%
Risk-free interest rate	0.59 – 2.65%	0.75-2.73%	0.83-1.92%
Expected life of options	3.0 – 9.76 Years	4.85-9.77 Years	4.82-9.66 Years
Expected dividend yield	-	-	-

Non-Qualified Stock Option Plan--At September 30, 2014, the Company has collectively authorized the issuance of 5,680,000 shares of common stock under its Non-Qualified Stock Option Plan. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options are to be determined by the Company’s Compensation Committee, which administers the plans. The Company’s employees, directors, officers, and consultants or advisors are eligible to be granted options under the Non-Qualified Stock Option Plans.

Incentive Stock Option Plan--At September 30, 2014, the Company had collectively authorized the issuance of 1,960,000 shares of common stock under its Incentive Stock Option Plan.  Options typically vest over a three-year period and expire no later than ten years after the grant date.  Terms of the options were determined by the Company’s Compensation Committee, which administers the plans.  Only the Company’s employees are eligible to be granted options under the Incentive Stock Option Plans.

Activity in the Company’s Non-Qualified and Incentive Stock Option Plans for the year ended September 30, 2014 is summarized as follows:

Non-Qualified and Incentive Stock Option Plans

	Outstanding				Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Ave Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Ave Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at October 1, 2013	5,188,141	$3.62	6.53	$133	2,422,997	$4.00	4.95	$133

Vested					1,094,803	$2.14
Granted (a)	1,723,240	$1.09
Exercised
Forfeited	6,316	$1.60
Expired	73,916	$4.29			73,916	$4.29
Cancelled

Outstanding at September 30, 2014	6,831,149	$2.98	6.55	$3,600	3,443,884	$3.40	5.49	$3,600

(a)	During the year ending September 30, 2014, 80,000 stock options were granted to consultants.

A summary of the status of the Company’s non-vested options for the year ended September 30, 2014 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 1, 2012	1,649,063	$3.60
Vested	(729,087)
Granted	1,859,387
Forfeited	(14,219)
Unvested at October 1, 2013	2,765,144	$2.79
Vested	(1,094,803)
Granted	1,723,240
Forfeited	(6,316)
Unvested at September 30, 2014	3,387,265	$2.15

In November 2011, the Company modified the number of options issued to certain employees and directors, as well as the exercise prices and the expiration dates of the options.  This resulted in the cancellation of 390,047 options priced between $5.40 and $19.40 and the issuance of 312,037 options at $3.20.  In accordance with ASC 718, the incremental compensation cost was $409,370 and amortized over the remaining service period.

In December 2011, the Company extended the expiration date on 29,167 options from the Stock Option Plans with exercise prices ranging from $1.60 to $3.30.  The options originally would have expired between April 2012 and August 2012 and were extended for three years to expiration dates ranging from April 2015 to August 2015.  This extension was considered a new measurement date with respect to the modified options.  At the date of modification, the additional cost of the options was $36,990.  As of September 30, 2014, all repriced options remained outstanding.

In December 2012, the Company offered employees and directors holding options that expire on April 1, 2013 the opportunity to forfeit these options and have new options issued with an expiration date of December 17, 2017.  All twelve employees and directors eligible for this offer accepted the terms.  This resulted in the cancellation of 387,466 options priced at $2.20 per share and the concurrent issuance of the same number of options at $2.80 per share.  At the cancellation date, the incremental compensation cost was $477,879 which was amortized over the remaining service period. As of September 30, 2014, all options remained outstanding.

Stock Bonus Plans -- At September 30, 2014, the Company was authorized to issue up to 1,594,000 shares of common stock under its Stock Bonus Plans.  All employees, directors, officers, consultants, and advisors are eligible to be granted shares.  During the year ended September 30, 2014, 164,787 shares were issued to the Company’s 401(k) plan for a cost of $155,434.  During the year ended September 30, 2013, 74,230 shares were issued to the Company’s 401(k) plan for a cost of $158,856. During the year ended September 30, 2012, 42,627 shares were issued to the Company’s 401(k) plan for a cost of $154,516. During the years ended September 30, 2012, the Company issued 618 shares from Stock Bonus Plans to consultants for payment of services at a cost $1,792.  As of September 30, 2014, the Company has issued a total of 1,058,896 shares of common stock from the Stock Bonus Plans.

Stock Compensation Plan-- At September 30, 2014, 1,350,000 shares were authorized for use in the Company’s stock compensation plan.  During the years ended September 30, 2014, 2013 and 2012, 409,968, 50,000 and 100,000 shares were issued from the Stock Compensation Plan to consultants for payment of services at a cost of $439,008, $140,000 and $320,000, respectively.  As of September 30, 2014, the Company has issued 1,098,621 shares of common stock from the Stock Compensation Plan.

Incentive Stock Bonus Plan-- On July 22, 2014 the Company's shareholders approved the 2014 Incentive Stock Bonus Plan, authorizing the issuance of 16,000,000 shares in the Company’s Incentive Stock Bonus Plan.  During the year ended September 30, 2014, 15,700,000 shares were issued from the Incentive Stock Bonus Plan to officers and employees.  The shares are unvested and are held in escrow.  The shares will only be earned upon the achievement of certain milestones leading to the commercialization of the Company’s Multikine technology, or specified increases in the market price of the Company’s stock. If the performance or market criteria are not met as specified in the Incentive Stock Bonus Plan, all or a portion of the awarded shares will be forfeited.  At September 30, 2014, no restricted shares were vested.  The fair value of the shares on the grant date was calculated to be $8,662,502, using the market value on the grant-date for issuances where the attainment of performance criteria is likely and using a Monte Carlo simulation for issuances where the attainment of performance criteria is uncertain.  The total value of the shares, if earned, will be expensed over the requisite service periods for each milestone, provided the requisite service periods are rendered, regardless of whether the market conditions are met.  No compensation cost is recognized for awards where the requisite service period is not rendered.  During the year ended September 30, 2014, the Company recorded expense relating to the restricted stock of $1,477,954.  At September 30, 2014, the Company has unrecognized compensation expense of $7,184,548 which is expected to be recognized over a weighted average period of 5.35 years.

8.    EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code, subject to the Employee Retirement Income Security Act of 1974, as amended, and covering substantially all Company employees.  Each participant’s contribution is matched by the Company with shares of common stock that have a value equal to 100% of the participant’s contribution, not to exceed the lesser of $10,000 or 6% of the participant’s total compensation.  The Company’s contribution of common stock is valued each quarter based upon the closing bid price of the Company’s common stock. Total expense, including plan maintenance, for the years ended September 30, 2014, 2013 and 2012, in connection with this Plan was $159,632, $162,865 and $158,500, respectively.

9.    COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In March 2013, the Company entered into an agreement with Aptiv Solutions to provide certain clinical research services in accordance with a master service agreement.  The Company will reimburse Aptiv for costs incurred.  In May 2013, CEL-SCI made an advance payment of $400,000.  In October 2013, the Company made the second and final advance payment of $200,000.  The funds advanced will be credited back in $150,000 annual increments from December 2014 through December 2017.  As of September 30, 2014, $150,000 of the deposit is classified as a current asset.

In April 2013, the Company entered into a co-development and revenue sharing agreement with Ergomed.  Under the agreement, Ergomed will contribute up to $10 million towards the Phase III head and neck cancer study in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to four times Ergomed’s contribution amount.  The Company accounted for the co-development and revenue sharing agreement in accordance with ASC 808 “Collaborative Arrangements”.  The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.” Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its Statements of Operations.  Since the Company entered into the co-development and revenue sharing agreement with Ergomed it has incurred research and development expenses of approximately $5,223,000 related to Ergomed’s services.  This amount is net of Ergomed’s discount of approximately $1,794,000. During the years ended September 30, 2014 and 2013, the Company recorded, approximately $4,385,000 and $838,000, respectively, as research and development expense related to Ergomed’s services. These amounts were net of Ergomed’s discount of approximately $1,513,000 and $281,000, respectively.

In October 2013, the Company entered into two co-development and profit sharing agreements with Ergomed.  One agreement supports the U.S. Navy with the development of Multikine as a potential treatment for peri-anal warts in HIV/HPV co-infected men and women.  The other agreement focuses on the development of Multikine as a potential treatment for cervical dysplasia in HIV/HPV co-infected women. Ergomed will assume up to $3 million in clinical and regulatory costs for each study.

In April 2013, the Company dismissed inVentiv Health Clinical, LLC (inVentiv, f/k/a PharmaNet, LLC), the Company’s former clinical research organization and replaced it with Aptiv Solutions, Inc. and Ergomed Clinical Research Ltd, as noted above.  On October 31, 2013, the Company commenced arbitration proceedings against inVentiv.  The arbitration claim, initiated under the Commercial Rules of the American Arbitration Association, alleges (i) breach of contract, (ii) fraud in the inducement, and (iii) common law fraud, and seeks at least $50 million in damages.

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

Lease Agreements

The future minimum annual rental payments due under non-cancelable operating leases for office and laboratory space are as follows:

2015	$1,785,873
2016	1,769,497
2017	1,746,328
2018	1,746,802
2019	1,808,302
2020 and thereafter	19,570,627
Total minimum lease payments:	$28,427,429

Rent expense, including amortization of deferred rent, for the years ended September 30, 2014, 2013 and 2012, was $2,650,829, $2,651,460 and $2,659,532, respectively. The Company’s three leases expire between June 2015 and October 2028.

In August 2007, the Company leased a building near Baltimore, Maryland.  The building was remodeled in accordance with the Company’s specifications so that it can be used by the Company to manufacture Multikine for the Company’s Phase III clinical trial and sales of the drug if approved by the FDA.  The lease is for a term of twenty years and requires annual base rent to escalate each year at 3%.  The Company is required to pay all real estate and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities.  The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease.

At September 30, 2014, the Company recorded a total deferred rent asset of $5,277,939, of which $4,733,865 is long term and the balance of $544,074 is included in current assets.  At September 30, 2013, the Company recorded a total deferred rent asset of $6,047,098, of which $5,448,381 is long term and the balance of $598,717 is included in current assets.  On September 30, 2014 and 2013, the Company has included in deferred rent the following: 1) deposit on the manufacturing facility ($3,150,000); 2) the fair value of the warrants issued to lessor ($1,403,654); 3) additional investment ($2,995,541); 4) deposit on the cost of the leasehold improvements for the manufacturing facility ($1,786,591).  At September 30, 2014, the Company has also included accrued interest on deposit of $329,525, and accumulated amortization of $4,387,374.  At September 30, 2013, the Company has also included accrued interest on deposit of $499,968, and accumulated amortization of $3,788,656.

The Company was required to deposit the equivalent of one year of base rent in accordance with the lease.  When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company.  The $1,670,917 is included in non-current assets on September 30, 2014 and 2013.

In December 2011, the Company began subleasing a portion of its rental space on a month to month term lease, which requires a 30 day notice for termination. The sublease rent for the years ended September 30, 2014, 2013 and 2012 was $63,144, $61,305 and $48,500, respectively, and is recorded in grant income and other in the statements of operations.

The Company leases its research and development laboratory under a 60 month lease which expires February 28, 2017.  The operating lease includes escalating rental payments.  The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate of $11,360 per month.  As of September 30, 2014 and 2013, the Company has recorded a deferred rent liability of $6,387 and $3,992, respectively.

The Company leases office headquarters under a 36 month lease which expires June 30, 2015. The operating lease includes escalating rental payments.  The Company is recognizing the related rent expense on a straight line basis over the full 36 month term of the lease at the rate $7,864 per month.  As of September 30, 2014 and 2013, the Company has recorded a deferred rent liability of $6,278 and $12,412, respectively.

The Company leases office equipment under a capital lease arrangement. The term of the capital lease is 48 months and expires on September 30, 2016.  The monthly lease payment is $1,025.  The lease bears interest at approximately 6% per annum.

Employment Contracts

On August 30, 2013, the Company’s employment agreement with Maximilian de Clara, the Company’s President and a director, as amended on September 8, 2006 and extended on August 30, 2010, was further extended to August 30, 2016.  The employment agreement provides that the Company will pay Mr. de Clara an annual salary of $363,000 during the term of the agreement.  In the event that there is a material reduction in his authority, duties or activities, or in the event there is a change in the control of the Company, then the agreement allows him to resign from his position at the Company and receive a lump-sum payment from the Company equal to 18 months of salary.  For purposes of the employment agreement, a change in the control of the Company means the sale of more than 50% of the outstanding shares of the Company’s common stock, or a change in a majority of the Company’s directors.

On September 1, 2011, the Company agreed to extend its employment agreement with Geert Kersten, the Company’s Chief Executive Officer, to August 31, 2016. Mr. Kersten’s annual salary for fiscal year 2014 was $521,893.  Mr. Kersten will receive at least the same salary increases each year as do other senior executives of the Company.  Further increases, if any, will be made at the sole discretion of the Company’s directors.

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

In the event there is a change in the control of the Company, the agreement allows Mr. Kersten to resign from his position at the Company and receive a lump-sum payment from the Company equal to 24 months of salary, based upon his salary then in effect on the date of his resignation.  For purposes of the employment agreement a change in the control of the Company means: (1) the merger of the Company with another entity if after such merger the  shareholders of the Company do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of the Company; (3) the acquisition by any person of more  than 50% of  the Company’s  common  stock; or (4) a change in a majority of the Company’s directors which has not been approved by the incumbent directors.

On August 30, 2013, the Company amended certain sections of Mr. Kersten’s employee agreement so that it would correspond with similar sections of the employment agreements discussed below.

On August 30, 2013, the Company extended its employment agreement with Patricia B. Prichep, the Company’s Senior Vice President of Operations, through August 30, 2016.  Ms. Prichep’s annual salary for fiscal year 2014 was $229,465.

On August 30, 2013, the Company extended its employment agreement with Eyal Talor, Ph.D., the Company’s Chief Scientific Officer, through August 30, 2016.  Dr. Talor’s annual salary for fiscal year 2014 was $283,283.

In the event there is a change in the control of the Company, the employment agreements with Ms. Prichep and Dr. Talor allow Ms. Prichep and/or Dr. Talor (as the case may be) to resign from her or his position at the Company and receive a lump-sum payment from the Company equal to 18 months of salary. For purposes of the employment agreements, a change in the control of the Company means: (1) the merger of the Company with another entity if after such merger the shareholders of the Company do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of the Company; (3) the acquisition by any person of more than 50% of the Company’s common stock; or (4) a change in a majority of the Company’s directors which has not been approved by the incumbent directors.

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

Further, the Company has contingent obligations with other vendors for work that will be completed in relation to the Phase III trial.  The timing of these obligations cannot be determined at this time.  The total remaining cash cost of these future obligations for the Phase III trial is estimated to be approximately $28,200,000.

10.  LOANS FROM OFFICER AND INVESTOR

The Company’s President, and a director, Maximilian de Clara, loaned the Company $1,104,057 under a note payable.  The loan from Mr. de Clara bears interest at 15% per year and is secured by a lien on substantially all of the Company’s assets.  The Company does not have the right to prepay the note without Mr. de Clara’s consent.  The note was initially payable at the end of March 2009, but was extended.   At the time of the first extension, and in accordance with the loan agreement, the Company issued Mr. de Clara warrants to purchase 164,824 shares of the Company’s common stock at a price of $4.00 per share.  The warrants are exercisable at any time prior to December 24, 2014.  In June 2009, the note with Mr. de Clara was extended for the second time to July 6, 2014.  At Mr. de Clara’s option, the note may be converted into shares of the Company’s common stock.  The number of shares which will be issued upon any conversion will be determined by dividing the amount to be converted by $4.00.  As further consideration for the second extension, Mr. de Clara received warrants to purchase 184,930 shares of the Company’s common stock at a price of $5.00 per share at any time prior to January 6, 2015.  On May 13, 2011, to recognize Mr. de Clara’s willingness to agree to subordinate his note to the convertible preferred shares and convertible debt, the Company extended the maturity date of the note to July 6, 2015, however Mr. de Clara may demand payment upon giving the Company 10 days of notice.  In August 2014, the loan and warrants were transferred to the de Clara Trust, of which the Company’s CEO, Geert Kersten, is the Trustee and a beneficiary.  Mr. de Clara will continue to receive the interest payments.

During the years ended September 30, 2014, 2013 and 2012, the Company paid $179,409, $151,808 and $165,608, respectively, in interest expense to Mr. de Clara.

11.  STOCKHOLDERS’ EQUITY

During the year ended September 30, 2014, 2,695,562 Series M, N and S warrants were exercised.  The Company issued 2,668,508 shares of common stock and received $3,118,387 from the exercise of these warrants since 92,715 Series N warrants were exercised in a cashless exercise.  During the year ended September 30, 2013, no warrants were exercised. During the year ended September 30, 2012, 650,000 Series O warrants issued in connection with a licensing agreement with Byron (Note 2), were exercised. The Company received $1,625,000 from the exercise of these warrants.  Also during the year ended September 30, 2012, Series K and Series L warrants were exercised resulting in the issuance of 369,120 shares of common stock at prices ranging from $3.00 to $3.40. The Company received a total of $1,131,359 from the exercise of these warrants.  The Company incurred direct financing fees of $91,820, which were charged to additional paid-in capital during the year ended September 30, 2012.

In October 2011, the Company sold 1,333,334 shares of its common stock, at a price per share of $3.00, in a registered direct offering to institutional investors, representing gross proceeds of $4.0 million.  Investors also received Series F warrants to purchase up to 1,200,000 shares of the Company’s common stock at a purchase price of $4.00 at any time prior to October 6, 2014.   The Company paid Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $140,000, and issued 66,667 Series G warrants to Chardan.  This financing triggered the reset provision from the August 2008 financing which resulted in the issuance of an additional 83,333 shares of common stock. The cost of additional shares issued was $250,000. This cost was recorded as a debit and a credit to additional paid-in capital and was deemed a dividend. On August 12, 2014, all outstanding Series G warrants expired.  As of September 30, 2014, 1,200,000 Series F warrants and no Series G warrants remained outstanding.  At September 30, 2014, the fair value of the outstanding Series F warrants was $0 (Note 2).  On October 6, 2014, all of the Series F warrants expired.

In January 2012, the Company sold 1,600,000 shares of its common stock, at a price per share of $3.60, in a registered direct offering to institutional investors, representing gross proceeds of $5.76 million.  Investors also received Series H warrants to purchase up to 1,200,000 shares of the Company’s common stock at a purchase price of $5.00 at any time prior to August 1, 2015.  The Company paid Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $403,200.  The initial cost of the warrants was $2,400,000 and was recorded as a debit to additional paid-in capital and a credit to derivative liabilities.  As of September 30, 2014, all of the Series H warrants remained outstanding, with a fair value of $12,000, which is shown on the Company’s balance sheet as a derivative liability (Note 2).

In June 2012, the Company sold 1,600,000 shares of its common stock, at a price per share of $3.50, in a registered direct offering to institutional investors, representing gross proceeds of $5.60 million.  Investors also received Series Q warrants to purchase up to 1,200,000 shares of the Company’s common stock at a purchase price of $5.00 at any time prior to December 22, 2015.  The Company paid Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $448,000.  The initial cost of the warrants was $2,160,000 and was recorded as a debit to additional paid-in capital and a credit to derivative liabilities.    As of September 30, 2014, all of the Series Q warrants remained outstanding, with a fair value of $12,000, which is shown on the Company’s balance sheet as a derivative liability (Note 2).

In December 2012, the Company sold 3,500,000 shares of its common stock for $10,500,000, or $3.00 per share, in a registered direct offering.  The investors in this offering also received Series R warrants which entitle the investors to purchase up to 2,625,000 shares of the Company’s common stock.  The Series R warrants may be exercised at any time before December 7, 2016 at a price of $4.00 per share.   The Company paid Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $682,500.  The initial cost of the warrants was $4,200,000 and was recorded as a debit to additional paid-in capital and a credit to derivative liabilities.  As of September 30, 2014, all of the Series R warrants remained outstanding, with a fair value of $157,500, which is shown on the Company’s balance sheet as a derivative liability (Note 2).

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

The Company incurred $189,188 in offering costs related to the October and December 2013 offerings which were charged to additional paid-in capital and netted against the cash proceeds in the Statement of Cash Flows.  As of September 30, 2014, 23,624,326 Series S warrants remained outstanding, with a fair value of $5,197,352, which is shown on the Company’s balance sheet as a derivative liability (Note 2).

The October and December 2013 financings triggered the reset provision from the August 2008 financing which resulted in the issuance of an additional 1,563,083 shares of common stock.  The cost of additional shares issued was $1,117,447. This cost was recorded as a debit and a credit to additional paid-in capital and was deemed a dividend.

On April 17, 2014, the Company closed a public offering of units consisting of an aggregate of 7,128,229 shares of common stock and Series T warrants to purchase an aggregate of 1,782,057 shares of common stock.  The units were sold at a price of $1.40 per unit.  The common stock and warrants separated immediately.  The warrants are immediately exercisable, expire on October 17, 2014, and have an exercise price of $1.58 per share.  The Company received net proceeds of approximately $9,143,000, after deducting the underwriting commissions and offering expenses.  The underwriters received 445,514 Series U warrants to purchase one share of common stock.  The Series U warrants are exercisable beginning October 17, 2014, expire on October 17, 2017, and have an exercise price of $1.75.  As of September 30, 2014, all of the Series T and U warrants remained outstanding, with a fair value of $0 and $120,289, respectively, which is shown on the Company’s balance sheet as a derivative liability (Note 2).   On October 17, 2014, all of the Series T warrants expired.

During the year ended September 30, 2014, the Company issued 15,700,000 restricted shares from the Incentive Stock Bonus Plan to officers and employees.  The shares are unvested and held in escrow.  The shares will only be earned upon the achievement of certain milestones leading to the commercialization of the Company’s Multikine technology, or specified increases in the market price of the Company’s stock. If the performance or market criteria are not met as specified in the Incentive Stock Bonus Plan, all or a portion of the awarded shares will be forfeited.  The fair value of the shares on the date of issuance was calculated by using the market value on the grant-date for issuances where the attainment of performance criteria is likely and using a Monte Carlo simulation for issuances where the attainment of performance criteria is uncertain.  The total value of the shares, if earned, is calculated to be $8,662,502 and will be expensed over the requisite service period for each milestone.  At September 30, 2014, the Company had unrecognized compensation expense of $7,184,548 relating to the restricted stock awards.  None of these restricted shares were vested at September 30, 2014.

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

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the balance sheet at September 30, 2014:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative Instruments	$5,197,352	$-	$307,894	$5,505,246

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the balance sheet at September 30, 2013:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative Instruments	$-	$-	$433,024	$433,024

	2014	2013

Beginning balance	$433,024	$6,983,690
Issuances	7,791,448	4,200,000
Settlements	(1,445,528)	-
Transfers to Level 1	(7,321,071)	-
Realized and unrealized losses/(gains) recorded in earnings	850,021	(10,750,066)
Ending balance	$307,894	$433,024

The fair values of the Company’s derivative instruments disclosed above under Level 3 are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock as well as U.S. Treasury Bill rates are observable in active markets.

13.  NET LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period.  The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, restricted stock and shares issuable on convertible debt, have not been included in the computation of diluted net loss per share for all periods presented, as the result would be anti-dilutive.  For the years presented, the gain on derivative instruments in not included in net loss available to common shareholders for purposes of computing dilutive loss per share because its effect is anti-dilutive.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations:

	2014	2013	2012
Net loss – available to common shareholders	$(28,483,712)	$(9,230,478)	$(17,645,930)
Less: Gain on derivative Instruments	(248,767)	(10,750,666)	(1,911,683)
Net loss - diluted	$(28,732,479)	$(19,981,144)	$(19,557,613)
Weighted average number of shares - basic and diluted	58,804,622	30,279,442	25,183,654
Loss per share - basic	$(0.48)	$(0.30)	$(0.70)
Loss per share - diluted	$(0.49)	$(0.66)	$(0.78)

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net loss per share excludes 15,700,000 shares of unvested restricted stock for the year ended September 30, 2014, because their inclusion would be anti-dilutive.  Also excluded from the above computations of weighted-average shares for diluted net loss per share were options and warrants to purchase approximately 40,271,000, 12,351,000 and 9,827,000 shares of common stock as of September 30, 2014, 2013 and 2012, respectively, because their inclusion would be anti-dilutive.

14.  SEGMENT REPORTING

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

15.  QUARTERLY INFORMATION (UNAUDITED)

The following quarterly data are derived from the Company’s statements of operations.

Financial Data
Fiscal 2014
	Three months	Three months	Three months	Three months
	ended	ended	ended	Ended	Year ended
	December 31 2013	March 31, 2014	June 30, 2014	September 30, 2014	September 30, 2014
Revenue	$113,144	$67,157	$15,914	$67,818	$264,033
Operating expenses	6,047,454	6,293,592	6,917,243	8,579,856	27,838,145
Non-operating expenses, net	(10,925)	(6,797)	(10,927)	(12,271)	(40,920)
Gain (loss) on derivative instruments	1,610,817	(7,132,348)	4,467,776	1,302,522	248,767
Net loss	(4,334,418)	(13,365,580)	(2,444,480)	(7,221,787)	(27,366,265)
Issuance of shares due to reset provisions	(1,117,447)	-	-	-	(1,117,447)
Net loss available to
common shareholders	$(5,451,865)	$(13,365,580)	$(2,444,480)	$(7,221,787)	$(28,483,712)
Net loss per share-basic	$(0.11)	$(0.24)	$(0.04)	$(0.11)	$(0.48)
Net loss per share-diluted	$(0.15)	$(0.24)	$(0.11)	$(0.13)	$(0.49)
Weighted average shares-basic and diluted	48,215,919	56,239,562	64,664,274	66,091,826	58,804,622

Fiscal 2013
	Three months	Three months	Three months	Three months
	ended	ended	ended	ended	Year ended
	December 31 2012	March 31, 2013	June 30, 2013	September 30, 2013	September 30, 2013
Revenue	$15,000	$15,405	$113,728	$15,450	$159,583
Operating expenses	5,059,457	4,255,229	5,626,927	5,087,191	20,027,859
Non operating expenses, net	(11,987)	(11,811)	(13,666)	(14,928)	(53,337)
Gain on derivative instruments	2,746,198	3,538,264	1,079,392	3,386,812	10,750,666
Net loss	(2,310,246)	(713,371)	(4,447,473)	(1,699,857)	(9,170,947)
Modification of warrants	-	-	(59,531)	-	(59,531)
Net loss available to
common shareholders	$(2,310,246)	$(713,371)	$(4,507,004)	$(1,699,857)	$(9,230,478)
Net loss per share-basic	$(0.08)	$(0.02)	$(0.15)	$(0.05)	$(0.30)
Net loss per share-diluted	$(0.18)	$(0.14)	$(0.18)	$(0.16)	$(0.66)
Weighted average shares-basic and diluted	28,311,602	30,901,177	30,930,650	30,994,932	30,279,442

The Company has experienced large swings in its quarterly gains and losses in 2014 and 2013 caused by the changes in the fair value of warrants each quarter.

17.  SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has reviewed subsequent events through the date of the filing.

On October 24, 2014 the Company announced that it closed an underwritten public offering of 7,894,737 shares of common stock and 1,973,684 warrants to purchase shares of common stock.  For every four shares of common stock sold, investors in this offering were issued a warrant to purchase one share of common stock.  The common stock and warrants were sold at a combined price of $0.76 for net proceeds of approximately $5.5 million, net of underwriting discounts and commissions and offering expenses.  The warrants were immediately exercisable, expire October 11, 2018 and have an exercise price of $1.25.

Additionally, on October 21, 2014, the Company announced that it had sold 1,320,000 shares of the Company’s common stock, as well as warrants to purchase an additional 330,000 shares of common stock. For every four shares sold, the Company issued to investors in this offering one warrant.  The shares of common stock and warrants are being sold at a combined price of $0.76 per share with net proceeds from the offering of approximately $928,000, after deducting the sales and commissions and estimated expenses. The common stock and warrants will separate immediately. The warrants were immediately exercisable, expire October 11, 2018 and have an exercise price of $1.25.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of December 2014.

CEL-SCI CORPORATION

By:	/s/ Maximilian de Clara
Maximilian de Clara, President

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maximilian de Clara	Director	December 23, 2014
Maximilian de Clara

/s/ Geert R. Kersten	Chief Executive, Principal Accounting, Principal Financial Officer and a Director	December 23, 2014
Geert R. Kersten

/s/ Alexander G. Esterhazy	Director	December 23, 2014
Alexander G. Esterhazy

/s/ Dr. C. Richard Kinsolving	Director	December 23, 2014
Dr. C. Richard Kinsolving

/s/ Dr. Peter R. Young	Director	December 23, 2014
Dr. Peter R. Young