Form 10-Q
period 2014-12-31
CEL SCI CORP
filed 2015-02-06
CIK 725363

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class of Stock	No. Shares Outstanding	Date
Common	91,542,416	February 2, 2015

CEL-SCI CORPORATION
BALANCE SHEETS
DECEMBER 31, 2014 AND SEPTEMBER 30, 2014
(UNAUDITED)

	DECEMBER 31,	SEPTEMBER 30,
ASSETS	2014	2014

CURRENT ASSETS:
Cash and cash equivalents	$9,461,235	$8,513,620
Receivables	155,938	81,820
Prepaid expenses	780,763	907,526
Deposits - current portion	150,000	150,000
Inventory used for R&D and manufacturing	1,235,028	1,452,020
Deferred rent - current portion	530,106	544,074

Total current assets	12,313,070	11,649,060

RESEARCH AND OFFICE EQUIPMENT, net	396,005	403,004

PATENT COSTS, net	314,476	323,588

DEFERRED RENT - net of current portion	4,558,556	4,733,865

DEPOSITS	1,970,917	2,120,917

TOTAL ASSETS	$19,553,024	$19,230,434

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,642,243	$1,160,783
Accrued expenses	670,209	547,208
Due to employees	336,350	307,961
Related party loan	1,104,057	1,104,057
Deferred rent - current portion	5,073	6,375
Derivatives - current portion	24,000	18,105
Lease obligation - current portion	8,625	8,495

Total current liabilities	3,790,557	3,152,984

Derivative instruments - net of current portion	3,779,013	5,487,141
Deferred revenue	126,591	126,591
Deferred rent - net of current portion	6,098	6,290
Lease obligation - net of current portion	6,823	9,028
Deposits held	5,000	5,000

Total liabilities	7,714,082	8,787,034

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value--200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized,
91,483,252 shares and 81,902,471 shares issued and outstanding
at December 31, 2014 and September 30, 2014, respectively	914,833	819,025
Additional paid-in capital	258,296,260	249,151,208
Accumulated deficit	(247,372,151)	(239,526,833)

Total stockholders' equity	11,838,942	10,443,400

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$19,553,024	$19,230,434

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2014 and 2013
(UNAUDITED)

	2014	2013

GRANT INCOME AND OTHER	$136,838	$113,144

OPERATING EXPENSES:
Research and development (excluding
R&D depreciation of $43,159 and $41,673
respectively, included below)	4,854,821	4,019,541
Depreciation and amortization	56,613	56,699
General & administrative	5,221,145	1,971,214

Total operating expenses	10,132,579	6,047,454

OPERATING LOSS	(9,995,741)	(5,934,310)

GAIN ON DERIVATIVE INSTRUMENTS	2,162,970	1,610,817

INTEREST INCOME	29,112	31,757

INTEREST EXPENSE	(41,659)	(42,682)

NET LOSS	(7,845,318)	(4,334,418)

ISSUANCE OF ADDITIONAL SHARES DUE TO RESET PROVISIONS	-	(1,117,447)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(7,845,318)	$(5,451,865)

NET LOSS PER COMMON SHARE
BASIC	$(0.09)	$(0.11)

DILUTED	$(0.11)	$(0.15)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC	88,960,783	48,215,919

DILUTED	88,960,783	48,215,919

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2014 and 2013
(UNAUDITED)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,845,318)	$(4,334,418)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	56,613	56,699
Issuance of common stock and options for services	189,144	137,729
Modification of warrants issued to consultants	-	76,991
Equity based compensation	3,059,791	510,278
Common stock contributed to 401(k) plan	40,341	37,887
Impairment loss on abandonment of patents	-	240
Loss on retired equipment	313	-
Gain on derivative instruments	(2,162,970)	(1,610,817)
(Increase)/decrease in assets:
Receivables	(74,118)	28,384
Deferred rent	189,277	176,161
Prepaid expenses	133,152	(210,367)
Inventory used for R&D and manufacturing	216,992	(330,629)
Deposits	150,000	(200,000)
Increase/(decrease) in liabilities:
Accounts payable	457,735	(380,943)
Accrued expenses	123,001	232,905
Due to employees	28,389	(105,873)
Deferred rent liability	(1,494)	(749)

Net cash used in operating activities	(5,439,152)	(5,916,522)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(17,100)	(8,587)
Net cash used in investing activities	(17,100)	(8,587)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	6,405,932	19,380,190
Payments on obligations under capital lease	(2,065)	(2,665)

Net cash provided by financing activities	6,403,867	19,377,525

NET INCREASE IN CASH AND CASH EQUIVALENTS	947,615	13,452,416

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,513,620	41,612

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,461,235	$13,494,028

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2014 and 2013
(UNAUDITED)

	2014	2013
ISSUANCE OF WARRANTS:
Increase in derivative liabilities	$(460,737)	$(7,321,071)
Decrease in additional paid-in capital	460,737	7,321,071
	$-	$-

ISSUANCE OF ADDITIONAL SHARES
Increase in common stock	$-	$(15,631)
Increase additional paid-in capital	-	(1,101,786)
Decrease additional paid-in capital	-	1,117,417
	$-	$-

ISSUANCE OF COMMON STOCK FOR PREPAID SERVICES
Increase additional paid-in capital	$(6,389)	$(55,362)
Increase in prepaid expenses	6,389	55,362
	$-	$-

ACCOUNTS PAYABLE
Increase in research and office equipment	$23,715	$12,126
Decrease (increase) in capital lease obligation	10	(9,436)
Increase in patent costs	-	9,208
Direct offering costs charged to APIC	-	72,328
Increase in accounts payable	(23,725)	(84,226)
	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION:
Cash expenditure for interest expense	$41,670	$56,509

See notes to financial statements.

CEL-SCI CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2014 AND 2013 (UNAUDITED)

A.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of CEL-SCI Corporation (the Company) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, these interim condensed financial statements should be read in conjunction with the  financial statements and notes included in the Company’s annual report on Form 10-K for the year ended September 30, 2014.

In the opinion of management, the accompanying unaudited condensed financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company’s financial position as of December 31, 2014 and the results of its operations for the three months then ended.  The condensed balance sheet as of September 30, 2014 is derived from the September 30, 2014 audited financial statements.  Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.  The results of operations for the three months ended December 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the entire year.

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

Income Taxes - The Company uses the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.  A full valuation allowance was recorded against the deferred tax assets as of December 31, 2014 and September 30, 2014.

Derivative Instruments – The Company has entered into financing arrangements that consist of freestanding derivative instruments that contain embedded derivative features.  The Company accounts for these arrangements in accordance with Accounting Standards Codification (ASC) 815, “Accounting for Derivative Instruments and Hedging Activities.” In accordance with accounting principles generally accepted in the United States (U.S.GAAP), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments.  The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.  The derivative liabilities are remeasured at fair value at the end of each interim period as long as they are outstanding.

Deferred Rent (Asset) –Consideration paid, including deposits, related to operating leases is recorded as a deferred rent asset and amortized as rent expense over the lease term. Interest on the deferred rent is calculated at 3% on the funds deposited on the manufacturing facility and is included in deferred rent. This interest income will be used to offset future rent.

Stock-Based Compensation – Compensation cost for all stock-based awards is measured at fair value as of the grant date in accordance with the provisions of ASC 718 “Compensation – Stock Compensation.”  The fair value of stock options is calculated using the Black-Scholes option pricing model.  The Black-Scholes model requires various judgmental assumptions including volatility and expected option life.  The stock-based compensation cost is recognized on the straight line allocation method as expense over the requisite service or vesting period.

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

The Company has Incentive Stock Option Plans, Non-Qualified Stock Option Plans, a Stock Compensation Plan, Stock Bonus Plans and an Incentive Stock Bonus Plan. In some cases, these Plans are collectively referred to as the "Plans".  All Plans have been approved by the stockholders.

The Company’s stock options are not transferable, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price.  The Company has based its assumption for stock price volatility on the variance of daily closing prices of the Company’s stock.  The risk-free interest rate assumption was based on the U.S. Treasury rate at date of the grant with term equal to the expected life of the option. Historical data was used to estimate option exercise and employee termination within the valuation model.  The expected term of the option represents the period of time that the option granted is expected to be outstanding and has been determined based on an analysis of historical exercise behavior. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense for new awards may differ materially in the future from that recorded in the current period.

Vesting of restricted stock granted under the Incentive Stock Bonus Plan is subject to service, performance and market conditions and meets the classification of equity awards.  These awards were measured at market value on the grant-dates for issuances where the attainment of performance criteria is likely and at fair value on the grant-dates, using a Monte Carlo simulation for issuances where the attainment of performance criteria is uncertain. The total compensation cost will be expensed over the estimated requisite service period.

Reclassification – Certain prior year items have been reclassified to conform to the current year presentation.

B.           NEW ACCOUNTING PRONOUNCEMENTS

In August 2014, the FASB issued Accounting Standards Update 2014-15 which updates ASC 205-40, “Presentation of Financial Statements – Going Concern.”  This accounting standard update requires that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management will evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The update requires that management’s evaluation be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued.  The changes in ASU 2014-15 will take effect for the annual financial statement period ending after Dec. 15, 2016, and for annual periods and interim periods thereafter.  The Company is currently evaluating the impact of the provisions of the pronouncement.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

C.           STOCKHOLDERS’ EQUITY

Stock options, stock bonuses and compensation granted by the Company as of December 31, 2014 are as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued as Stock Bonus	Remaining Options/Shares Under Plans

Incentive Stock Options Plans	1,960,000	1,710,997	N/A	3,303
Non-Qualified Stock Option Plans	5,680,000	5,023,652	N/A	99,429
Stock Bonus Plans	1,594,000	N/A	1,162,612	430,632
Stock Compensation Plan	1,350,000	N/A	1,316,949	33,051
Incentive Stock Bonus Plan	16,000,000	N/A	15,700,000	300,000

There were 1,000 and zero options granted to employees and directors during the three months ended December 31, 2014 and 2013, respectively. There were 97,500 and zero options forfeited by employees and directors during the three months ended December 31, 2014 and 2013, respectively.

Stock-Based Compensation Expense

	Three Months Ended December 31,
	2014	2013
Employees	$3,059,791	$510,278
Non-employees	$189,144	$214,720

During the three months ended December 31, 2014, employee compensation expense included options issued or vested and restricted stock.  During the three months ended December 31, 2014 and 2013, non-employee compensation expense excluded $32,857 and $55,362, respectively, for future services to be performed.

Derivative Liabilities, Warrants and Other Options

Below is a chart showing the derivative liabilities, warrants and other options outstanding at December 31, 2014:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrant	Exercise Price	Expiration Date	Reference

Schleuning (Series A)	7/8/09	16,750	5.00	1/8/15	1
Series C	8/20/09 – 8/26/09	463,487	5.50	2/20/15	1
Series H	1/26/12	1,200,000	5.00	8/1/15	1
Series Q	6/21/12	1,200,000	5.00	12/22/15	1
Series R	12/6/12	2,625,000	4.00	12/6/16	1
Series S	10/11/13- 10/24/14	25,928,010	1.25	10/11/18	1
Series U	4/17/14	445,514	1.75	10/17/17	1
Series L (repriced)	4/18/07	70,000	2.50	4/2/15	2
Series N	8/18/08	2,844,627	0.53	8/18/15	2
Series P	2/10/12	590,001	4.50	3/6/17	2
Warrants held by Officer and Director	7/6/09	184,930	5.00	1/6/15	2
Consultants	2/15/05– 4/25/14	149,500	0.85-20.00	2/15/15 - 12/27/17	3

1.	Derivative Liabilities

The table below presents the derivative instruments outstanding at the balance sheet dates and their respective balances:

	December 31, 2014	September 30, 2014
Series A through E warrants	$-	$6,105
Series H warrants	12,000	12,000
Series Q warrants	12,000	12,000
Series R warrants	26,250	157,500
Series S warrants	3,707,706	5,197,352
Series U warrants	45,057	120,289

Total derivative liabilities	$3,803,013	$5,505,246

The table below presents the gains and (losses) on the derivative instruments for the three months ended December 31:

	2014	2013
Series A through E warrants	$6,105	$-
Series H warrants	-	24,000
Series N warrants	-	(489,754)
Series Q warrants	-	24,000
Series R warrants	131,250	131,250
Series S warrants	1,950,383	1,921,321
Series U warrants	75,232	-

Net gain on derivative instruments	$2,162,970	$1,610,817

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

Issuance of additional Series S Warrants

On October 24, 2014, the Company closed an underwritten public offering of 7,894,737 shares of common stock and 1,973,684 warrants to purchase shares of common stock. Additionally, on October 21, 2014, the Company sold 1,320,000 shares of common stock and 330,000 warrants to purchase shares of common stock in a private offering.  For every four shares of common stock sold in these offerings, investors were issued one Series S warrant to purchase one share of common stock.  The common stock and Series S warrants were sold at a combined per unit price of $0.76 for net proceeds of approximately $6.4 million, net of underwriting discounts and commissions and offering expenses.  The Series S warrants may be exercised at a price of $1.25 and expire on October 11, 2018.  The Series S warrants trade on the NYSE MKT under the symbol CVM WS.

The initial cost of the Series S warrants of $460,737 was added to the existing Series S warrant liability.  As of December 31, 2014, the total Series S warrant liability was adjusted to fair value as noted in the above table.

Expiration of Warrants

On October 6, 2014, 1,200,000 Series F warrants, with an exercise price of $4.00, expired. The fair value of the Series F warrants was $0 on the date of expiration.  On October 17, 2014, 1,782,057 Series T warrants, with an exercise price of $1.58, expired. The fair value of the Series T warrants was $0 on the date of expiration.  On December 24, 2014, 130,347 Series A warrants, with an exercise price of $5.00, expired.  The fair value of the warrants on the date of expiration was $1,303.  During the three months ended December 31, 2013, zero warrants expired.

2.	Equity-based warrants

On December 24, 2014, 164,824 warrants held by an officer or director, with an exercise price of $4.00, expired. There were no other changes to equity-based warrants during the quarter ended December 31, 2014.  During the three months ended December 31, 2013, zero warrants expired.

3.	Options and shares issued to Consultants

As of December 31, 2014, 149,500 options issued to consultants as payment for services remained outstanding, of which 140,000 options were issued from the Non-Qualified Stock Option plans.  As of December 31, 2013, 200,750 options issued to consultants as payment for services remained outstanding, of which 191,250 options were issued from the Non-Qualified Stock Option plans.

The Company extended a one-year consulting agreement for services to be provided through December 15, 2015.  In consideration for services provided, the Company agreed to issue the consultant 100,000 restricted shares in three installments – 34,000 in December 2014, 33,000 on May 15, 2015, and 33,000 on August 15, 2015.  Accordingly, during the three months ended December 31, 2014, the Company issued the consultant 34,000 shares of restricted stock at the fair market value of $0.57 per share.  The aggregate fair market value of $19,380 was recorded as a prepaid expense and is being charged to general and administrative expense over the period of service.

On October 20, 2013, the Company entered into a consulting agreement for services to be provided through October 19, 2016.  In consideration for services provided, the Company agreed to issue the consultant 34,164 restricted shares each month of the agreement, with the first three months being issued in advance. During the three months ended December 31, 2014 and 2013, the Company issued the consultant 102,492 shares of restricted stock at the fair market value of $71,403 and $84,043, respectively.  The aggregate fair market value was recorded as a prepaid expense and is being charged to general and administrative expense over the period of service.  In November 2014, the Company issued the same consultant 150,000 shares of common stock at the aggregate fair market value of $97,500, in consideration for services provided.

The Company also engaged a third consultant for services to be provided from June 1, 2014 through November 30, 2014.  During the three months ended December 31, 2014, the Company issued the consultant 10,000 shares of restricted stock at the fair market value of $7,250.  No shares were issued to this consultant during the three months ended December 31, 2013.

During the three months ended December 31, 2014 and 2013, the Company recorded total expense of $189,144 and $71,586 relating to these consulting agreements.  In addition, $66,143 was expensed during the three months ended December 31, 2013 for prior year consulting agreements.  At December 31, 2014 and September 30, 2014, respectively, $32,857 and $26,468 is included in prepaid expenses.

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

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at December 31, 2014:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$3,707,706	$-	$95,307	$3,803,013

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at September 30, 2014:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$5,197,352	$-	$307,894	$5,505,246

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the three months ended December 31, 2014 and the year ended September 30, 2014:

	(3 months ended)	(12 months ended)
	December 31, 2014	September 30, 2014
Beginning balance	$307,894	$433,024
Issuances	-	7,791,448
Settlements	-	(1,445,528)
Transfers to Level 1	-	(7,321,071)
Realized and unrealized (gains) losses	(212,587)	850,021
Ending balance	$95,307	$307,894

The fair values of the Company’s derivative instruments disclosed above under Level 3 are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock, as well as U.S. Treasury Bill rates, are observable in active markets.

E.           LOANS FROM OFFICER

The Company’s President, and a director, Maximilian de Clara, loaned the Company $1,104,057.  The loan from Mr. de Clara bears interest at 15% per year and is secured by a lien on substantially all of the Company’s assets.  The Company does not have the right to prepay the loan without Mr. de Clara’s consent.  In accordance with the loan agreement, the Company issued Mr. de Clara warrants to purchase 164,824 shares of the Company’s common stock at a price of $4.00 per share.  These warrants expired on December 24, 2014.  At Mr. de Clara’s option, the loan may be converted into shares of the Company’s common stock.  The number of shares which will be issued upon any conversion will be determined by dividing the amount to be converted by $4.00.  In consideration for an extension of the due date, Mr. de Clara received warrants to purchase 184,930 shares of the Company’s common stock at a price of $5.00 per share at any time prior to January 6, 2015.  In consideration of Mr. de Clara’s agreement to subordinate his note to the convertible preferred shares and convertible debt as part of a prior year settlement agreement, the Company extended the maturity date of the note to July 6, 2015; however, Mr. de Clara may demand payment upon giving the Company a minimum 10 day notice.   In August 2014, the loan and warrants were transferred to the de Clara Trust, of which the Company’s CEO, Geert Kersten, is the trustee and a beneficiary.  Mr. de Clara will continue to receive the interest payments.

During the three months ended December 31, 2014 and 2013, the Company paid $41,402 and $55,203, respectively in interest expense to Mr. de Clara.

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

The Company is currently running a large multi-national Phase III clinical trial for head and neck cancer with its partners TEVA Pharmaceuticals and Orient Europharma. The Company believes that between the capital the Company has on hand and the access it has to more capital, it has enough capital to support its operations for more than the next twelve months.  On September 30, 2014, the Company reported approximately $8.5 million in cash on hand.  During the three months ended December 31, 2014, the Company raised $6.4 million in net proceeds from several institutional investors.  To finance the completion of the study, the Company plans to raise additional capital in the form of corporate partnerships, debt and/or equity financings. The Company believes that it will be able to obtain additional financing since Multikine is a Phase III product designed to treat cancer and because it has done so consistently in the past. However, there can be no assurance that the Company will be successful in raising additional funds or that funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of money, the Company will either have to slow down or delay the Phase III clinical trial or even significantly curtail its operations until such time as it is able to raise the required funding.

Since the Company launched its Phase III trial for Multikine, the Company has spent approximately $18,200,000 as of December 31, 2014 on direct costs for the Phase III clinical trial.  The total remaining cash cost of the clinical trial is estimated to be about $26,400,000.  It should be noted that this estimate is only an estimate based on the information currently available in CEL-SCI’s contracts with the Clinical Research Organizations responsible for managing the Phase III trial.  This number can be affected by the speed of enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen today.  It is therefore possible that the cost of the Phase III trial will be higher than currently estimated.

On July 15, 2014, the Company was awarded a Phase I Small Business Innovation Research (SBIR) grant in the amount of $225,000 from the National Institute of Arthritis Muscoskeletal and Skin Diseases, which is part of the National Institutes of Health.  The grant will fund the further development of CEL-SCI’s LEAPS technology as a potential treatment for rheumatoid arthritis, an autoimmune disease of the joints. The Company recognizes revenue as the expenses are incurred. The amount of the grant earned during the three months ended December 31, 2014 was $18,345. As of December 31, 2014, the Company collected $9,104 of this grant and recorded a receivable of $9,241. The balance of the funds is expected to be collected by June 30, 2015.

G.           COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In March 2013, the Company entered into an agreement with Aptiv Solutions to provide certain clinical research services in accordance with a master service agreement.  The Company will reimburse Aptiv for costs incurred.  In May 2013, CEL-SCI made an advance payment of $400,000.  In October 2013, CEL-SCI made the second and final advance payment of $200,000. The funds advanced will be credited back in $150,000 annual increments from December 2014 through December 2017.  As of December 31, 2014, $150,000 of the deposits is classified as a current asset.

In April 2013, the Company entered into a co-development and revenue sharing agreement with Ergomed.  Under the agreement, Ergomed will contribute up to $10 million towards the study in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount.  The Company accounted for the co-development and revenue sharing agreement in accordance with ASC 808 “Collaborative Arrangements”.  The Company determined the payments to Erogmed are within the scope of ASC 730 “Research and Development.” Therefore, the Company will record the discount on the clinical services as a credit to research and development expense on its Statements of Operations.  Since the Company entered into the co-development and revenue sharing agreement with Ergomed it has incurred research and development expenses of approximately $6,900,000 related to Ergomed’s services.  This amount is net of Ergomed’s discount of approximately $2,400,000. During the three months ended December 31, 2014 and 2013, the Company recorded, net of Ergomed’s discount, approximately $1,600,000 and $1,179,000 respectively as research and development expense related to Ergomed’s services.

In October 2013, the Company entered into two co-development and profit sharing agreements with Ergomed.  One agreement supports the Phase I study being conducted at the Naval Medical Center, San Diego under a Cooperative Research and Development Agreement (CRADA) with the U.S. Navy for the development of Multikine as a potential treatment in HIV/HPV co-infected men and women with peri-anal warts.  The other agreement focuses on the development of Multikine in HIV/HPV co-infected women with cervical dysplasia. Ergomed will assume up to $3 million in clinical and regulatory costs for each study.

On October 31, 2013, the Company commenced arbitration proceedings against the Company’s former clinical research organization (CRO).  The arbitration claim, initiated under the Commercial Rules of the American Arbitration Association, alleges (i) breach of contract, (ii) fraud in the inducement, and (iii) common law fraud, and seeks at least $50 million in damages.  The Company filed this arbitration because, among other reasons, the number of patients enrolled and treated in the study fell below the level agreed to with the former CRO.  In April 2013, the Company dismissed the former CRO and replaced it with Aptiv Solutions, Inc. and Ergomed Clinical Research Ltd, as noted above.

On December 12, 2013, the former CRO filed a counterclaim, alleging breach of contract on the part of CEL-SCI and seeking at least $2 million in damages.  On December 20, 2013, the former CRO moved to dismiss certain claims.  On June 24, 2014, the arbitrator denied their motion to dismiss.  Given that this matter is at a preliminary stage, the Company is not in a position to predict or assess the likely outcome of these proceedings.

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

The Company was required to deposit the equivalent of one year of base rent in accordance with the lease.  When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company.  The $1,670,917 is included in non-current assets on December 31, 2014 and September 30, 2014.

The Company subleases a portion of its rental space on a month to month term lease, which requires a 30 day notice for termination. The Company receives $5,304 per month in rent for the subleased space.

The Company leases its research and development laboratory under a 60 month lease which expires February 28, 2017.  The operating lease includes escalating rental payments.  The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate of $11,360 per month.  As of December 31, 2014 and September 30, 2014, the Company has recorded a deferred rent liability of $6,986 and $6,387, respectively.

The Company leases office headquarters under a 36 month lease which expires June 30, 2015. The operating lease includes escalating rental payments.  The Company is recognizing the related rent expense on a straight line basis over the full 36 month term of the lease at the rate $7,864 per month.  As of December 31, 2014 and September 30, 2014, the Company has recorded a deferred rent liability of $4,185 and $6,278, respectively.

The Company leases office equipment under a capital lease arrangement.  The term of the capital lease is 48 months and expires on September 30, 2016.  The monthly lease payment is $1,025.  The lease bears interest at approximately 6% per annum.

H.           PATENTS

During the three months ended December 31, 2014 and 2013, the Company recorded patent impairment charges of $0 and $240, respectively.  For the three months ended December 31, 2014 and 2013, amortization of patent costs totaled $9,112 and $9,703, respectively. The Company estimates that future amortization expense will be as follows:

Nine months ending September 30, 2015	$26,938
Year ending September 30,
2016	36,051
2017	36,051
2018	35,716
2019	34,014
2020	30,820
Thereafter	114,886
Total	$314,476

I.           NET LOSS PER SHARE

The following table provides the details of the basic and diluted loss per-share computations:

	Three Months Ended December 31, 2014
	Net Loss	Weighted Average Shares	LPS

Basic LPS	$(7,845,318)	88,960,783	$(0.09)
Gain on derivatives	(2,162,970)

Dilutive loss per share	$(10,008,288)	88,960,783	$(0.11)

	Three Months Ended December 31, 2013
	Net Loss	Weighted Average Shares	LPS

Basic loss per share	$(5,451,865)	48,215,919	$(0.11)
Gain on derivatives	(1,610,817)

Dilutive loss per share	$(7,062,652)	48,215,919	$(0.15)

The calculation of diluted net loss per share excludes 15,700,000 shares of unvested restricted stock for the three months ended December 31, 2014, because their inclusion would be anti-dilutive.  Also, excluded from the weighted average number of shares used in the computations of dilutive net loss per share, were options and warrants to purchase approximately 39,452,000 and 40,866,000 shares of common stock as of December 31, 2014 and 2013, respectively, because their inclusion would be anti-dilutive.

J.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were filed and determined there are no subsequent events that require disclosure.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL    CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company’s lead investigational therapy, Multikine® (Leukocyte Interleukin, Injection), is currently being tested in a Phase III clinical trial in advanced primary head and neck cancer. Multikine has been cleared by the regulators in eighteen countries around the world, including the U.S. FDA. Multikine is also being used in a Phase I study at the Naval Medical Center, San Diego under a CRADA with the U.S. Navy in HIV/HPV co-infected men and women with peri-anal warts.

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

The Company estimates the total remaining cash cost of the Phase III trial, with the exception of the parts that will be paid by its licensees, Teva Pharmaceuticals and Orient Europharma, to be approximately $26,400,000.  This is in addition to approximately $18,200,000 which has been paid as of December 31, 2014.  This estimate is based on the information currently available in the Company’s contracts with the Clinical Research Organization responsible for managing the Phase III trial.  This number can be affected by the speed of enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen today.  It is therefore possible that the cost of the Phase III trial will be higher than currently estimated.

In April 2013, the Company announced that it has replaced the CRO running its Phase III clinical trial. This was necessary since the patient enrollment in the study dropped off substantially following a takeover of the CRO which caused most of the members of the CRO’s study team to leave the CRO.  The Company announced that it has hired two CRO’s who will manage the global Phase III study; Aptiv Solutions and Ergomed who are both international leaders in managing oncology trials. Both CRO’s will help the Company expand the trial by 60-80 clinical sites globally. As of December 31, 2014, the study has enrolled 328 patients.  The centers where the study is being conducted include two centers in Israel where the Company’s partner Teva Pharmaceuticals has the marketing rights, and nine centers in Taiwan where the Company’s partner Orient Europhama has the marketing rights.  The Company expects to see a further increase in the number of patients enrolled in the study at an accelerating pace as (i) further centers are added, and (ii) treating physicians become more familiar with Multikine.  The CROs are aiming for full enrollment of the planned 880 patients by the end of 2015.

Under a co-development agreement, Ergomed will contribute up to $10 million towards the study where it will perform clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount, only from sales for head and neck cancer.  Ergomed, a privately-held firm headquartered in Europe with global operations, has entered into numerous similar co-development agreements, including one with Genzyme (purchased by Sanofi in 2011 for over $20 billion).  Ergomed will be responsible for the majority of the new patient enrollment.

During the three months ended December 31, 2014, the Company’s cash increased by approximately $948,000.  Significant components of this increase include net proceeds from the sale of the Company’s stock of approximately $6,406,000 offset by net cash used to fund the Company’s regular operations, including its on-going Phase III clinical trial, of approximately $5,440,000, purchases of equipment of approximately $17,000 and payments on capital leases of approximately $2,000.  During the three months ended December 31, 2013, the Company’s cash increased by approximately $13,452,000.  Significant components of this increase include net proceeds from the sale of the Company’s stock of approximately $19,380,000 offset by net cash used to fund the Company’s regular operations, including its on-going Phase III clinical trial, of approximately $5,917,000, purchases of equipment of approximately $9,000 and payment on capital leases of approximately $3,000.

On October 24, 2014 the Company closed an underwritten public offering of 7,894,737 shares of common stock and 1,973,684 warrants to purchase shares of common stock.  For every four shares of common stock sold, investors in this offering were issued a warrant to purchase one share of common stock.  The common stock and warrants were sold at a combined price of $0.76 for net proceeds of approximately $5,550,000, net of underwriting discounts and commissions.  The warrants were immediately exercisable, expire October 11, 2018 and have an exercise price of $1.25.

Additionally, on October 21, 2014, the Company sold 1,320,000 shares of the Company’s common stock, as well as warrants to purchase an additional 330,000 shares of common stock. For every four shares sold, the Company issued to investors in this offering one warrant.  The shares of common stock and warrants were being sold at a combined price of $0.76 per share with net proceeds from the offering of approximately $941,000, net of commissions. The warrants were immediately exercisable, expire October 11, 2018 and have an exercise price of $1.25.

The Company incurred an additional $85,335 in offering costs related to the two offerings which were charged to additional paid-in capital and netted against the cash proceeds.

Results of Operations and Financial Condition

During the three months ended December 31, 2014, grant and other income increased by approximately $24,000 compared to the three months ended December 31, 2013.  The increase is primarily due to the timing of drug shipments to supply the Company’s partner in Taiwan during the quarter ended December 31, 2014 compared to December 31, 2013.

During the three months ended December 31, 2014, research and development expenses increased by approximately $835,000 compared to the three months ended December 31, 2013.  The Company is continuing the Phase III clinical trial and research and development fluctuates based on the activity level of the clinical trial.

During the three months ended December 31, 2014, general and administrative expenses increased by approximately $3,250,000 compared to the three months ended December 31, 2013. Major components of the increase include approximately $2,605,000 in employee compensation costs related to the issuance of shareholder approved shares of restricted stock during the quarter ended September 30, 2014, increased legal fees of approximately $503,000 primarily as a result of arbitration with the Company’s former CRO, as discussed in Note G – Commitments and Contingencies and approximately $122,000 in increased accounting fees.

The gain on derivative instruments of approximately $2,163,000 for the three months ended December 31, 2014 was the result of the change in fair value of the derivative liabilities during the quarter.  This change was caused by fluctuations in the share price of the Company’s common stock.

Interest expense was approximately $42,000 for the three months ended December 31, 2014 and consisted entirely of interest expense on the loan from the Company’s president. Interest expense was approximately $43,000 for the three months ended December 31, 2013 and consisted of approximately $42,000 in interest expense on the loan from the Company’s president and $1,000 in interest paid on a capital lease.

Research and Development Expenses

During the three month period ended December 31, 2014 and 2013, the Company’s research and development efforts involved Multikine and LEAPS.  The table below shows the research and development expenses associated with each project.

	Three months ended December 31,
	2014	2013

MULTIKINE	$4,758,502	$3,922,477
LEAPS	96,319	97,064

TOTAL	$4,854,821	$4,019,541

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

Critical Accounting Estimates and Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations is based on its unaudited condensed financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. The Company believes some of the more critical estimates and policies that affect its financial condition and results of operations are in the areas of operating leases and stock-based compensation. For more information regarding the Company’s critical accounting estimates and policies, see Part II, Item 7 of the Company’s 2014 10-K report. The application of these critical accounting policies and estimates has been discussed with the Audit Committee of the Company’s Board of Directors.

Item 3.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has a loan from the president that bears interest at 15%.  The Company does not believe that it has any significant exposures to market risk.

Item 4.                 CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2014.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Chief Executive and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the first three months of fiscal year 2015.  There was no change in the Company’s internal control over financial reporting during the three months ended December 31, 2014.

PART II

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Restricted Stock

During the three months ended December 31, 2014 the Company issued 44,000 shares of common stock to consultants for investor relations services.

The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 with respect to the issuance of these shares.  The person that acquired these shares was a sophisticated investor and was provided full information regarding the Company's business and operations.  There was no general solicitation in connection with the offer or sale of these securities.  The person that acquired these shares acquired them for his own account.  The certificate representing these shares bears a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration.  No commission or other form of remuneration was given to any person in connection with the issuance of these shares.

Item 6.   (a)    Exhibits

Number                               Exhibit

31                               Rule 13a-14(a) Certifications

32                               Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEL-SCI CORPORATION

Date: February 6, 2015	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer*

*  Also signing in the capacity of the Principal Accounting and Financial Officer.