Form 10-K/A
period 2014-09-30
CEL SCI CORP
filed 2015-04-17
CIK 725363

FORM 10-K/A

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

Documents Incorporated by Reference:   None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (Amendment No. 1) is being filed to amend CEL-SCI's Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (the “Original Filing”) filed with the U.S. Securities and Exchange Commission on December 23, 2014.  The purpose of this Amendment No. 1 is to:

●	expand the disclosure to Item 1. with respect to certain agreements;

●	add two risk factors in Item 1A.; and

●	file additional exhibits (Item 15).

Since there have been no changes to the other parts of the 10-K or the financial statements included in the Original Filing, only Items 1, 1A and 15, and the new exhibits are filed as part of this Amendment No. 1.

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

In August 2008, CEL-SCI signed an agreement with Teva Pharmaceutical Industries Ltd., or Teva, that gives Teva the exclusive right and license to market, distribute and sell Multikine in Israel and Turkey for treatment of head and neck cancer, if approved.  The agreement terminates on a country-by-country basis 10 years after the product launch in each country or upon a material breach or upon bankruptcy of either party.  The agreement will automatically extend for additional two year terms unless either party gives notice of its intent not to extend the agreement.  If CEL-SCI develops Multikine for other oncology indications and Teva indicates a desire to participate, the parties have agreed to negotiate in good faith with respect to Teva’s participation and contribution in future clinical trials.

Teva has agreed to use all reasonable efforts to obtain regulatory approval to market and sell Multikine in its territory at its own cost and expense.  Pursuant to the agreement, it is CEL-SCI’s responsibility to supply Multikine and Teva’s responsibility to sell Multikine, if approved.  Net sales will be divided 50/50 between the two parties. Teva also initially agreed to fund certain activities relating to the conduct of a clinical trial in Israel as part of the global Phase III trial for Multikine. In January 2012, pursuant to an assignment and assumption agreement between CEL-SCI, Teva and GCP Clinical Studies Ltd., or GCP, Teva transferred all of its rights and obligations concerning the Phase III trial in Israel to GCP.  GCP is now operating the Phase III trial in Israel pursuant to a service agreement with CEL-SCI.

In July 2011, Serbia and Croatia were added to Teva’s territory, pursuant to a joinder agreement between CEL-SCI and PLIVA Hrvatska d.o.o., or PLIVA, an affiliate of Teva’s, subject to similar terms as described above.

In consideration for the rights granted by CEL-SCI to PLIVA under the joinder agreement, CEL-SCI will be paid by PLIVA (in U.S. dollars):
●	$100,000 upon European Medicines Agency ("EMA") grant of Marketing Authorization for Multikine;

●	$50,000 upon Croatia’s grant of reimbursement status for Multikine in Croatia; and

●	$50,000 upon Serbia’s grant of reimbursement status for Multikine in Serbia.

In November 2000, CEL-SCI signed an agreement with Orient Europharma Co., Ltd., or Orient Europharma, of Taiwan, which agreement was amended in October 2008 and again in June 2010.  Pursuant to this agreement, as amended, Orient Europharma has the exclusive marketing and distribution rights to Multikine, if approved, for head and neck cancer, naso-pharyngeal cancer and potentially cervical cancer indications in Taiwan, Singapore, Malaysia, Hong Kong, the Philippines, South Korea, Australia and New Zealand.  CEL-SCI has granted Orient Europharma the first right of negotiation with respect to Thailand and China.

The agreement requires Orient Europharma to fund 10% of the cost of the clinical trials needed to obtain marketing approvals in these countries for head and neck cancer, naso-pharyngeal cancer and potentially cervical cancer.  Orient Europharma has signed nine centers in Taiwan where it has enrolled patients as part of the ongoing Phase 3 Multikine clinical trial and has made further financial contributions towards the cost of the ongoing Phase 3 clinical trial.  If Multikine is approved for sale, Orient Europharma will purchase Multikine from CEL-SCI for 35% of the gross selling price in each country.  Orient Europharma is obligated to use the same diligent efforts to develop, register, market, sell and distribute the Multikine in the territory as with its own products or other licensed products.

The agreement will terminate on a country-by-country basis 15 years after the product approval for Multikine in each country, at which point the agreement will be automatically extended for successive two year periods, unless either party gives notice of its intent not to extend the agreement.  The agreement may also be terminated upon bankruptcy of either party or material misrepresentations that are not cured within 60 days.  If the agreement ends before the 15 year term through no fault of either party, CEL-SCI will reimburse Orient Europharma for a prorated part of Orient Europhorma’s costs towards the clinical trials of Multikine.  If Orient Europharma fails to make certain minimum purchases of Multikine during the term of the agreement, Orient Europhorma’s rights to the territory will become non-exclusive.

CEL-SCI has a licensing agreement with Byron Biopharma LLC, or Byron, under which CEL-SCI granted Byron an exclusive license to market and distribute Multikine in the Republic of South Africa, if approved.  This license will terminate 20 years after marketing approval in South Africa or after bankruptcy or uncured material breach.  After the 20-year period has expired, the agreement will be automatically extended for successive two year periods, unless either party gives notice of its intent not to extend the agreement.

Pursuant to the agreement, Byron will be responsible for registering Multikine in South Africa.  If Multikine is approved for sale in South Africa, CEL-SCI will be responsible for manufacturing the product, while Byron will be responsible for sales in South Africa.  Sales revenues will be divided between CEL-SCI and Byron.  CEL-SCI will be paid fifty (50%) percent of the net sales of Multikine.

On April 23, 2013, CEL-SCI announced that it had replaced Inventiv Health Clinical, the clinical research organization (CRO) running its Phase III clinical trial. This was necessary since the patient enrollment in the study dropped off substantially following a takeover of Pharmanet by Inventiv which caused many of the members of Inventiv’s study team to leave Inventiv.  CEL-SCI has hired two CRO’s who will manage the global Phase III study: Aptiv Solutions, Inc., or Aptiv, and Ergomed Clinical Research Limited, or Ergomed, which are both international leaders in managing oncology trials. Ergomed is in charge of all data generation and patient accrual globally, while Aptiv is in charge of data management and data monitoring.  The study is currently being expanded to about 100 clinical sites globally.

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

On April 19, 2013, October 10, 2013 and October 24, 2013, CEL-SCI entered into co-development agreements with Ergomed.  These three agreements all relate to an overall agreement to work jointly on the clinical development of Multikine.  Under the April 2013 agreement, Ergomed will contribute up to $10 million towards the ongoing Phase 3 study in head and neck cancer in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount, from sales of Multikine.  In this first agreement, Ergomed’s contribution towards the study will be a 30%  reduction of the amounts billed, up to a maximum of $10 million.  In the second agreement, dated October 10, 2013, Ergomed’s contribution will be a 50% reduction of the amounts billed, up to a maximum of $3 million, for the costs of the clinical trial(s) for Multikine in HIV/HPV co-infected women with cervical intraepithelial neoplasia, or cervical dysplasia. In the third agreement, dated October 24, 2013, Ergomed’s contribution towards the study will be a 50% reduction of the amounts billed, up to a maximum of $3 million, towards the clinical and regulatory costs for trials of Multikine in HIV/HPV co-infected men and women with anal intraepithelial neoplasia, or peri-anal warts.  The contributions of Ergomed towards the three clinical studies will be a combined maximum of $16 million.  Ergomed will be repaid at a rate four times the aggregate amount of discounted clinical services it provides, in the form of a 5% royalty on sales of Multikine and/or 5% of certain payments from licensees of Multikine.  By way of example, if Ergomed’s contribution towards the three development programs is the maximum amount of $16 million in reductions of the amounts billed for such programs, then Ergomed will have the right to receive up to $64 million in the form of a 5% royalty on sales of Multikine and/or 5% of certain payments from licensees of Multikine.

The terms of the three Ergomed agreements are the same.  CEL-SCI will have the right to conduct, and, using commercially reasonable efforts, will have the sole responsibility for the clinical development of, as well as the commercialization and intellectual property maintenance for Multikine and will bear all associated costs for these activities. Ergomed will have primary responsibility for new patient enrollment in the Phase 3 clinical trial.

The terms of the agreements commence on the dates they are signed and expire on the date on which both parties have fulfilled all of their obligations contemplated by the agreements, unless sooner terminated pursuant to the terms of the agreements, or unless agreed to in writing by both parties.

CEL-SCI estimates the total cash cost of the Phase III trial, with the exception of the parts that will be paid by its partner, Orient Europharma, to be approximately $28.2 million after September 30, 2014.  This is in addition to approximately $16.4 million which has been paid as of September 30, 2014.  This estimate is based on information currently available in CEL-SCI’s contracts with the Clinical Research Organizations responsible for managing the Phase III trial.  This number can be affected by the speed of enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen today.  It is therefore possible that the cost of the Phase III trial will be higher than currently estimated.

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

INTELLECTUAL PROPERTY

Patents and other proprietary rights are essential to our business. CEL-SCI files patent applications to protect our technologies, inventions and improvements to our inventions that CEL-SCI considers important to the development of our business. CEL-SCI files for patent registration in the United States and in key foreign markets.  CEL-SCI’S intellectual property portfolio covers its proprietary technologies, including Multikine and LEAPS, by multiple issued patents and pending patent applications.

Multikine is protected by a US patent, which is a composition-of-matter patent issued in May 2005 that, in its current format, expires in 2024.  Additional composition-of-matter patents for Multikine have been issued in Germany (issued in June 2011 and currently set to expire in 2025), China (issued in May 2011 and currently set to expire in 2024), and Japan (issued in November 2012 and currently set to expire in 2025).

CEL-SCI has three patent applications pending in Europe for Multikine, which, if issued, would extend protection through 2026, subject to any potential patent term extensions. In addition to the patents and applications that offer certain protections for Multikine, the method of manufacture for Multikine, a complex biological product, is held by CEL-SCI as trade secret.

LEAPS is protected by patents in the United States issued in February 2006, April 2007, and August 2007.   The LEAPS patents, which expire in 2021, 2022 and 2022, respectively, include overlapping claims, with composition of both matter (new chemical entity), process and methods-of-use, to maximize and extend the coverage in their current format.   Additional patent applications are pending in the United States and Europe that could offer protection through 2034.

CEL-SCI has six patent applications pending in the United States and one in Europe for LEAPS, which, if issued, would extend protection through 2034, subject to any potential patent term extensions.  Two pending U.S. applications are joint applications with Northeast Ohio Medical University (“Neoucom”), and one is a joint application with the National Institutes of Health (“NIH”).  If granted, CEL-SCI will share the ability to use the patents, unless CEL-SCI licenses the rights to the patent application and any ensuing patent from Neoucom or NIH.

As of the date of this report, there were no contested proceedings and/or third party claims with respect to CEL-SCI’s patents or patent applications.

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

ITEM 1A. RISK FACTORS

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

Under CEL-SCI’s amended bylaws, shareholders that initiate certain proceedings may be obligated to reimburse CEL-SCI and its officers and directors for all fees, costs and expenses incurred in connection with such proceedings if the claim proves unsuccessful.

On February 18, 2015, CEL-SCI adopted new bylaws which include a fee-shifting provision in Article X for shareholder claims. Article X provides that in the event that any shareholder initiates or asserts a claim against CEL-SCI, or any of its officers or directors, including any derivative claim or claim purportedly filed on CEL-SCI’s behalf, and the shareholder does not obtain a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought, then the shareholder will be obligated to reimburse CEL-SCI and any of its officers or directors named in the action, for all fees, costs and expenses of every kind and description that CEL-SCI or its officers or directors may incur in connection with the claim.  In adopting Article X, it is CEL-SCI’s intent that:

●	All actions, including federal securities law claims, would be subject to Article X;

●	The phrase “a judgment on the merits” means the determination by a court of competent jurisdiction on the matters submitted to the court;

●	The phrase “substantially achieves, in both substance and amount” means the plaintiffs in the action would be awarded at least 90% of the relief sought;

●	Only persons who were shareholders at the time an action was brought would be subject to Article X; and

●	Only the directors or officers named in the action would be allowed to recover.

The fee-shifting bylaw contained in Article X of CEL-SCI’s bylaws is not limited to specific types of actions, but is rather potentially applicable to the fullest extent permitted by law. Fee-shifting bylaws are relatively new and untested. The case law and potential legislative action on fee-shifting bylaws are evolving and there exists considerable uncertainty regarding the validity of, and potential judicial and legislative responses to, such bylaws. For example, it is unclear whether CEL-SCI’s ability to invoke its fee-shifting bylaw in connection with claims under the federal securities laws would be pre-empted by federal law. Similarly, it is unclear how courts might apply the standard that a claiming shareholder must obtain a judgment that substantially achieves, in substance and amount, the full remedy sought. The application of CEL-SCI’s fee-shifting bylaw in connection with such claims, if any, will depend in part on future developments of the law. CEL-SCI cannot assure you that it will or will not invoke its fee-shifting bylaw in any particular dispute. In addition, given the unsettled state of the law related to fee-shifting bylaws, such as CEL-SCI’s, CEL-SCI may incur significant additional costs associated with resolving disputes with respect to such bylaw, which could adversely affect CEL-SCI’s business and financial condition.

If a shareholder that brings any such claim, suit, action or proceeding is unable to obtain the required judgment, the attorneys’ fees and other litigation expenses that might be shifted to a claiming shareholder are potentially significant. This fee-shifting bylaw, therefore, may dissuade or discourage shareholders (and their attorneys) from initiating lawsuits or claims against CEL-SCI or its directors and officers. In addition, it may impact the fees, contingency or otherwise, required by potential plaintiffs’ attorneys to represent our shareholders or otherwise discourage plaintiffs’ attorneys from representing CEL-SCI’s shareholders at all. As a result, this bylaw may limit the ability of shareholders to affect the management and direction of CEL-SCI, particularly through litigation or the threat of litigation.

The provision of our amended bylaws requiring exclusive venue in the U.S. District Court for Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against CEL-SCI and its directors and officers.

Article X of CEL-SCI’s amended bylaws provides that shareholder claims brought against CEL-SCI, or its officers or directors, including any derivative claim or claim purportedly filed on behalf of CEL-SCI, must be brought in the U.S. District Court for the district of Delaware and that with respect to any such claim, the laws of Delaware will apply.

The exclusive forum provision may limit a shareholder’s ability to bring a claim in a judicial forum the shareholder finds favorable for disputes with CEL-SCI or its directors or officers, and may have the effect of discouraging lawsuits with respect to claims that may benefit CEL-SCI or its shareholders.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           See the Financial Statements attached to this Report.

Exhibits

3(a)	Articles of Incorporation	Incorporated by reference to Exhibit 3(a) of CEL-SCI's combined Registration Statement on Form S-1 and Post-Effective Amendment ("Registration Statement"), Registration Nos. 2-85547-D and 33-7531.

3(b)	Amended Articles	Incorporated by reference to Exhibit 3(a) of CEL-SCI's Registration Statement on Form S-1, Registration Nos. 2-85547-D and 33-7531.

3(c)	Amended Articles (Name change only)	Filed as Exhibit 3(c) to CEL-SCI's Registration Statement on Form S-1 Registration Statement (No. 33-34878).

3(d)	Bylaws	Incorporated by reference to Exhibit 3(b) of CEL-SCI's Registration Statement on Form S-1, Registration Nos. 2-85547-D and 33-7531.

3(e)	Amended Bylaws	Incorporated by reference to Exhibit 3(ii) of CEL-SCI’s report on Form 8-K dated March 16, 2015.

4	Shareholders Rights Agreement	Incorporated by reference to Exhibit 4 of CEL-SCI’S report on Form 8-K dated November 7, 2007.

4(b)	2014 Incentive Stock Option Plans	Incorporated by reference to the exhibits filed with the Company’s registration statements on Form S¬8 (File numbers 333-117088, 333-140792, 333-162265, 333-179477, and 333-184092.

4(c)	Non-Qualified Stock Option Plans	Incorporated by reference to the exhibits filed with the Company’s registration statements on Form S¬8 (File numbers 333-117088, 333-140792, 333-162265, 333-179477, 333-184092 and 333-198244).

4(d)	Stock Bonus Plans	Incorporated by reference to the exhibits filed with the Company’s registration statements on Form S¬8 (File numbers 333-117088, 333-140792, 333-162265, 333-179477, and 333-184092.

4(e)	Stock Compensation Plan	Incorporated by reference to the exhibits filed with the Company’s registration statements on Form S¬8 (File numbers 333-117088, 333-140792, 333-162265, 333-179477, and 333-184092.

4(f)	2014 Incentive Stock Bonus Plan	Incorporated by reference to Exhibit 4(c) filed with the Company’s registration statement on Form S-8 (333-198244).

10(d)	Employment Agreement with Maximilian de Clara	Incorporated by reference to Exhibit 10(d) of CEL-SCI’s report on Form 8-K (dated April 21, 2005) and Exhibit 10(d) to CEL-SCI’s report on Form 8-K dated September 8, 2006.

10(f)
Securities Purchase Agreement (together with schedule required by Instruction 2 to Item 601 of Regulation S-K) pertaining to Series K notes and warrants, together with the exhibits to the Securities Purchase Agreement
Incorporated by reference to Exhibit 10 to CEL-SCI’s report on Form 8-K dated August 4, 2006.

10(g)
Subscription Agreement (together with Schedule required by Instruction 2 to Item 601 of Regulation S-K) pertaining to April 2007 sale of 20,000,000 shares of CEL-SCI’s common stock, 10,000,000 Series L warrants and 10,000,000 Series M Warrants
Incorporated by reference to Exhibit 10 of CEL-SCI’s report on Form 8-K dated April 18, 2007

10(h)	Warrant Adjustment Agreement with Laksya Ventures	Incorporated by reference to Exhibit 10(i) of CEL-SCI’s report on Form 8-K dated August 3, 2010

10(i)	Employment Agreement with Patricia Prichep (2013-2016)	Incorporated by reference to Exhibit 10(j) of CEL-SCI’s report on Form 8-K dated August 30, 2013

10(j)	Employment Agreement with Eyal Taylor (2013-2016)	Incorporated by reference to Exhibit 10(k) of CEL-SCI’s report on Form 8-K dated August 30, 2013.

10(k)	Amendment to Employment Agreement with Maximilian de Clara	Incorporated by reference to Exhibit 10(l) of CEL-SCI’s report on Form 8-K dated August 30, 2010 and Exhibit 10(l) of CEL-SCI’s report on Form 8-K dated August 30, 2013.

10(l)	First Amendment to Development Supply and Distribution Agreement with Orient Europharma.*	Incorporated by reference to Exhibit 10(m) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(m)	Exclusive License and Distribution Agreement with Teva Pharmaceutical Industries Ltd.*	Incorporated by reference to Exhibit 10(n) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(n)	Lease Agreement*	Incorporated by reference to Exhibit 10(o) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(o)	Promissory Note with Maximilian de Clara, together with Amendments 1 and 2	Incorporated by reference to Exhibit 10(p) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(p)	Licensing Agreement with Byron Biopharma	Incorporated by reference to Exhibit 10(i) of CEL-SCI’s report on Form 8-K dated March 27, 2009

10(q)	At Market Issuance Sales Agreement with McNicoll, Lewis & Vlak LLC	Incorporated by reference to Exhibit 10(r) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010

10(z)	Development, Supply and Distribution Agreement with Orient Europharma	Incorporated by reference to Exhibit 10(z) filed with CEL-SCI’s report on Form 10-K for the year ended September 30, 2003.

10(za)	Employment Agreement with Geert Kersten. Amendment to Employment Agreement	Incorporated by reference to Exhibit 10(za) to CEL-SCI’s report on Form 8-K dated September 1, 2011 and Exhibit 10(za) of CEL-SCI’s report on Form 8-K dated August 30, 2013.

10(aa)	Securities Purchase Agreement and form of the Series F warrants, which is and exhibit to the Securities Purchase Agreement	Incorporated by reference to Exhibit 10(aa) of CEL-SCI’s report on Form 8-K dated October 3, 2011.

10(bb)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(bb) of CEL-SCI’s report on Form 8-K dated October 3, 2011.

10(cc)	Securities Purchase Agreement, together with the form of the Series H warrant, which is an exhibit to the securities Purchase Agreement	Incorporated by reference to Exhibit 10(cc) of CEL-SCI’s report on Form 8-K dated January 25, 2012.

10(dd)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(dd) of CEL-SCI’s report on Form 8-K dated January 25, 2012.

10(ee)	Warrant Amendment Agreement, together with the form of the Series P warrant, which is an exhibit to the Warrant Amendment Agreement	Incorporated by reference to Exhibit 10(ee) of CEL-SCI’s report on Form 8-K dated February 10, 2012.

10(ff)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(ff) of CEL-SCI’s report on Form 8-K dated February 10, 2012.

10(gg)	Securities Purchase Agreement and the form of the Series Q warrant, which is an exhibit to the Securities Purchase Agreement	Incorporated by reference to Exhibit 10(gg) of CEL-SCI’s report on Form 8-K dated June 18, 2012.

10(hh)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(hh) of CEL-SCI’s report on Form 8-K dated June 18, 2012.

10 (ii)	Securities Purchase Agreement and the form of the Series R warrant, which is an exhibit to the Securities Purchase Agreement	Incorporated by reference to Exhibit 10(ii) of CEL-SCI’s report on Form 8-K dated December 5, 2012.

10 (jj)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(jj) of CEL-SCI’s report on Form 8-K dated December 5, 2012.

10 (nn)	Underwriting Agreement, together with the form of Series S warrant which is an exhibit to the underwriting agreement	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated October 8, 2013.

10 (oo)	Underwriting Agreement, together with the form of Series S warrant which is an exhibit to the underwriting agreement	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated December 19, 2013.

10 (pp)	Underwriting Agreement, together with the form of Series T warrant which is an exhibit to the warrant agent agreement	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated April 15, 2014.

10 (qq)	Underwriting Agreement, together with the form of Series S warrant which is an exhibit to the warrant agent agreement	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated October 23, 2014.

10 (rr)	Assignment and Assumption Agreement with Teva Pharmaceutical Industries, Ltd. and GCP Clinical Studies, Ltd.

10 (ss)	Service Agreement with GCP Clinical Studies, Ltd., together with Amendment 1 thereto*

10 (tt)	Joinder Agreement with PLIVA Hrvatska d.o.o.

10 (uu)	Master Service Agreement with Ergomed Clinical Research, Ltd., and Clinical Trial Orders thereunder

10 (vv)	Co-Development and Revenue Sharing Agreement with Ergomed Clinical Research Ltd., dated April 19, 2013, as amended

10 (ww)	Co-Development and Revenue Sharing Agreement II: Cervical Intraepithelial Neoplasia in HIV/HPV co-infected women, with Ergomed Clinical Research Ltd., dated October 10, 2013, as amended

10 (xx)	Co-Development and Revenue Sharing Agreement III: Anal warts and anal intraepithelial neoplasia in HIV/HPV co-infected patients, with Ergomed Clinical Research Ltd., dated October 24, 2013

10 (yy)	Master Services Agreement with Aptiv Solutions, Inc.

10 (zz)	Project Agreement Number 1 with Aptiv Solutions, Inc. together with Amendments 1 and 2 thereto*

10 (aaa)	Second Amendment to Development Supply and Distribution Agreement with Orient Europharma

10 (bbb)	Amended and Restated Promissory Note with Maximilian de Clara

23.1	Consent of BDO USA, LLP

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24b-2 of the Securities Exchange Act of 1934. The omitted confidential material has been filed separately with the Commission. The location of the omitted confidential information is indicated in the exhibit with asterisks (*)

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the  17th day of April 2015.

CEL-SCI CORPORATION

By:	/s/ Maximilian de Clara
Maximilian de Clara, President

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maximilian de Clara	Director	April 17, 2015
Maximilian de Clara

/s/ Geert R. Kersten	Chief Executive, Principal Accounting, Principal Financial Officer and a Director	April 17, 2015
Geert R. Kersten

/s/ Alexander G. Esterhazy	Director	April 17, 2015
Alexander G. Esterhazy

/s/ Dr. Peter R. Young	Director	April 17, 2015
Dr. Peter R. Young