Form 10-Q
period 2015-03-31
CEL SCI CORP
filed 2015-05-08
CIK 725363

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐                                   Accelerated filer ☒
Non-accelerated filer ☐                                     Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	No. Shares Outstanding	Date
Common	91,608,295	May 1, 2015

CEL-SCI CORPORATION
BALANCE SHEETS
MARCH 31, 2015 AND SEPTEMBER 30, 2014
(UNAUDITED)

	MARCH 31,	SEPTEMBER 30,
ASSETS	2015	2014

CURRENT ASSETS:
Cash and cash equivalents	$2,614,359	$8,513,620
Receivables	37,432	81,820
Prepaid expenses	809,925	907,526
Deposits - current portion	150,000	150,000
Inventory used for R&D and manufacturing	1,567,505	1,452,020
Deferred rent - current portion	516,001	544,074

Total current assets	5,695,222	11,649,060

RESEARCH AND OFFICE EQUIPMENT, net	364,247	403,004

PATENT COSTS, net	307,900	323,588

DEFERRED RENT - net of current portion	4,387,574	4,733,865

DEPOSITS	1,970,917	2,120,917

TOTAL ASSETS	$12,725,860	$19,230,434

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,703,550	$1,160,783
Accrued expenses	499,202	547,208
Due to employees	335,858	307,961
Related party loan	1,104,057	1,104,057
Deferred rent - current portion	3,995	6,375
Derivative instruments - current portion	24,000	18,105
Lease obligation - current portion	8,757	8,495

Total current liabilities	3,679,419	3,152,984

Derivative instruments - net of current portion	8,561,809	5,487,141
Deferred revenue	126,639	126,591
Deferred rent - net of current portion	5,354	6,290
Lease obligation - net of current portion	4,583	9,028
Deposits held	5,000	5,000

Total liabilities	12,382,804	8,787,034

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value-200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized,
91,549,131 and 81,902,471 shares issued and outstanding
at March 31, 2015 and September 30, 2014, respectively	915,491	819,025
Additional paid-in capital	259,355,952	249,151,208
Accumulated deficit	(259,928,387)	(239,526,833)

Total stockholders' equity	343,056	10,443,400

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,725,860	$19,230,434

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

	2015	2014

GRANT INCOME AND OTHER	$334,458	$180,301

OPERATING EXPENSES:
Research and development (excluding
R&D depreciation of $84,044 and $83,391
respectively, included below)	9,890,365	8,173,539
Depreciation and amortization	112,518	108,143
General & administrative	8,086,659	4,059,364

Total operating expenses	18,089,542	12,341,046

OPERATING LOSS	(17,755,084)	(12,160,745)

LOSS ON DERIVATIVE INSTRUMENTS	(2,619,826)	(5,521,531)

INTEREST INCOME	56,643	62,639

INTEREST EXPENSE	(83,287)	(80,361)

NET LOSS	(20,401,554)	(17,699,998)

ISSUANCE OF ADDITIONAL SHARES DUE TO RESET PROVISIONS	-	(1,117,447)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(20,401,554)	$(18,817,445)

NET LOSS PER COMMON SHARE
BASIC	$(0.27)	$(0.36)

DILUTED	$(0.27)	$(0.36)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC AND DILUTED	74,540,112	52,183,654

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

	2015	2014

GRANT AND OTHER INCOME	$197,620	$67,157

OPERATING EXPENSES:
Research and development (excluding
R&D depreciation of $40,885 and $41,718,
respectively, included below)	5,035,544	4,153,998
Depreciation and amortization	55,905	51,444
General & administrative	2,865,514	2,088,150

Total operating expenses	7,956,963	6,293,592

OPERATING LOSS	(7,759,343)	(6,226,435)

LOSS ON DERIVATIVE INSTRUMENTS	(4,782,796)	(7,132,348)

INTEREST INCOME	27,531	30,882

INTEREST EXPENSE	(41,628)	(37,679)

NET LOSS	$(12,556,236)	$(13,365,580)

NET LOSS PER COMMON SHARE
BASIC	$(0.17)	$(0.24)

DILUTED	$(0.17)	$(0.24)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC AND DILUTED	75,847,869	56,239,562

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(20,401,554)	$(17,699,998)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	112,518	108,143
Issuance of common stock and options for services	300,129	344,518
Modification of warrants issued to consultants	-	76,991
Equity based compensation	3,951,854	1,030,429
Common stock contributed to 401(k) plan	80,647	76,709
Impairment loss on abandonment of patents	-	240
Loss on retired equipment	313	-
Loss on derivative instruments	2,619,826	5,521,531
(Increase)/decrease in assets:
Receivables	44,388	(60,686)
Deferred rent	374,364	373,460
Prepaid expenses	120,986	(144,072)
Inventory used for R&D and manufacturing	(115,485)	(404,439)
Deposits	150,000	(200,000)
Increase/(decrease) in liabilities:
Accounts payable	542,834	(547,868)
Accrued expenses	(48,006)	387,120
Deferred revenue	48	46
Due to employees	27,897	(34,367)
Deferred rent liability	(3,316)	(1,497)

Net cash used in operating activities	(12,242,557)	(11,173,740)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(56,616)	(27,418)
Expenditures for patent costs	(1,858)	(25,166)
Net cash used in investing activities	(58,474)	(52,584)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	6,405,932	19,285,577
Proceeds from exercise of warrants	-	2,508,815
Payments on obligations under capital lease	(4,162)	(4,101)
Net cash provided by financing activities	6,401,770	21,790,291

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,899,261)	10,563,967

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,513,620	41,612

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,614,359	$10,605,579

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2015 and 2014
(UNAUDITED)

	2015	2014

ACCOUNTS PAYABLE
(Decrease) in research and office equipment	$(2,345)	$(1,521)
Decrease in capital lease obligation	21	3,456
Increase (decrease) in patent costs	2,257	(14,024)
Decrease in accounts payable	67	12,089
	$-	$-

ADDITIONAL PAID IN CAPITAL
(Increase) in derivative liabilities	$(460,737)	$(5,037,400)
Decrease (Increase) in common stock	1,000	(16,375)
Increase in prepaid services	23,385	41,995
Increase in patent costs	-	9,999
Decrease in additional paid in capital	436,352	5,001,781
	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION:
Cash paid for interest expense	$83,308	$97,911

See notes to financial statements.

CEL-SCI CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2015 AND 2014 (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company’s financial position as of March 31, 2015 and the results of its operations for the six and three months then ended.  The condensed balance sheet as of September 30, 2014 is derived from the September 30, 2014 audited financial statements.  Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.  The results of operations for the six and three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire year.

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

Income Taxes - The Company uses the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.  A full valuation allowance was recorded against the deferred tax assets as of March 31, 2015 and September 30, 2014.

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

B.            NEW ACCOUNTING PRONOUNCEMENTS

In August 2014, the FASB issued Accounting Standards Update (ASU) 2014-15 which updates ASC 205-40, “Presentation of Financial Statements – Going Concern.”  This accounting standard update requires that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management will evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  The update requires that management’s evaluation be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued.  The changes in ASU 2014-15 will take effect for the annual financial statement period ending after December 15, 2016, and for annual periods and interim periods thereafter. The Company is currently evaluating the impact of the provisions of the pronouncement.

In April 2015, the FASB issued ASU 2015-03, “Interest  - Imputation of Interest (Subtopic 835-30):  Simplifying the Presentation of Debt Issuance Costs”. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments.  For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.   Management does not expect these amendments to have a material effect on the financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

C.            STOCKHOLDERS’ EQUITY

Stock options, stock bonuses and compensation granted by the Company as of March 31, 2015 are as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued as Stock Bonus	Remaining Options/Shares Under Plans

Incentive Stock Options Plans	1,960,000	1,708,331	N/A	5,969
Non-Qualified Stock Option Plans	5,680,000	5,055,402	N/A	67,679
Stock Bonus Plans	1,594,000	N/A	1,303,491	289,753
Stock Compensation Plan	1,350,000	N/A	1,316,949	-
Incentive Stock Bonus Plan	16,000,000	N/A	15,600,000	400,000

Stock options granted and forfeited during the six and three months ended March 31, 2015 and 2014 are as follows:

	Six Months Ended March 31,
	2015	2014
Granted	2,000	743,040
Forfeited	109,416	-

	Three Months Ended March 31,
	2015	2014
Granted	1,000	743,040
Forfeited	11,916	-

During the three months ended March 31, 2015, 100,000 shares of non-vested restricted stock were forfeited.

Stock-Based Compensation Expense

	Six Months Ended March 31,
	2015	2014
Employees	$3,951,854	$1,030,429
Non-employees	$300,129	$421,509

	Three Months Ended March 31,
	2015	2014
Employees	$892,063	$520,151
Non-employees	$110,985	$206,789

During the six and three months ended March 31, 2015 and 2014, employee compensation expense included options issued or vested and restricted stock.

Derivative Liabilities, Warrants and Other Options

Below is a chart showing the derivative liabilities, warrants and other options outstanding at March 31, 2015:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrant	Exercise Price	Expiration Date	Reference

Series H	1/26/12	1,200,000	$5.00	8/1/15	1
Series Q	6/21/12	1,200,000	$5.00	12/22/15	1
Series R	12/6/12	2,625,000	$4.00	12/6/16	1
Series S	10/11/13 -10/24/14	25,928,010	$1.25	10/11/18	1
Series U	4/17/14	445,514	$1.75	10/17/17	1
Series L (repriced)	4/18/07	70,000	$2.50	4/2/15	2
Series N	8/18/08	2,844,627	$0.53	8/18/15	2
Series P	2/10/12	590,001	$4.50	3/6/17	2
Consultants	10/14/05– 3/30/15	188,000	$0.85-$20.00	10/14/15 -3/29/2018	3

1.	Derivative Liabilities

The table below presents the derivative instruments outstanding at the balance sheet dates and their respective balances:

	March 31, 2015	September 30, 2014
Series A through E warrants	$-	$6,105
Series H warrants	12,000	12,000
Series Q warrants	12,000	12,000
Series R warrants	131,250	157,500
Series S warrants	8,296,963	5,197,352
Series U warrants	133,596	120,289
Total derivative liabilities	$8,585,809	$5,505,246

The table below presents the gains and (losses) on the derivative instruments for the six months ended March 31:

	2015	2014
Series A through E warrants	$6,105	$(24,423)
Series F and G warrants	-	(36,666)
Series H warrants	-	(36,000)
Series N warrants	-	(1,404,027)
Series Q warrants	-	(72,000)
Series R warrants	26,250	(183,750)
Series S warrants	(2,638,874)	(3,764,665)
Series U warrants	(13,307)	-
Net loss on derivative instruments	$(2,619,826)	$(5,521,531)

The table below presents the losses on the derivative instruments for the three months ended March 31:

	2015	2014
Series A through E warrants	$-	$(24,423)
Series F and G warrants	-	(36,666)
Series H warrants	-	(60,000)
Series N warrants	-	(914,273)
Series Q warrants	-	(96,000)
Series R warrants	(105,000)	(315,000)
Series S warrants	(4,589,257)	(5,685,986)
Series U warrants	(88,539)	-
Net loss on derivative instruments	$(4,782,796)	$(7,132,348)

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

Issuance of additional Warrants

On October 24, 2014, the Company closed an underwritten public offering of 7,894,737 shares of common stock and 1,973,684 Series S warrants to purchase shares of common stock. Additionally, on October 21, 2014, the Company sold 1,320,000 shares of common stock and 330,000 Series S warrants to purchase shares of common stock in a private offering.  For every four shares of common stock sold in these offerings, investors were issued one Series S warrant to purchase one share of common stock.  The common stock and Series S warrants were sold at a combined per unit price of $0.76 for net proceeds of approximately $6.4 million, net of underwriting discounts and commissions and offering expenses.  The Series S warrants may be exercised at a price of $1.25 and expire on October 11, 2018.  The Series S warrants trade on the NYSE MKT under the symbol CVM WS.

The initial cost of the Series S warrants of $460,737 was added to the existing Series S warrant liability.  As of March 31, 2015, the total Series S warrant liability was adjusted to fair value as noted in the above table.

Warrants Exercised

During the six and three months ended March 31, 2015, no derivative warrants were exercised.  During the six and three months ended March 31, 2014, 1,601,112 Series S warrants and 106,793 Series N warrants were exercised.  The fair value of the Series S warrants on the date of exercise was $838,144.  The fair value of the Series N warrants on the date of exercise was $137,000.  The Company received cash proceeds of $2,001,390 for the Series S warrants and $7,424 for 14,078 of the Series N warrants exercised.  The remaining 92,715 Series N warrants were exercised in a cashless exercise.

Expiration of Warrants

On October 6, 2014, 1,200,000 Series F warrants, with an exercise price of $4.00, expired. The fair value of the Series F warrants was $0 on the date of expiration.  On October 17, 2014, 1,782,057 Series T warrants, with an exercise price of $1.58, expired. The fair value of the Series T warrants was $0 on the date of expiration.  On December 24, 2014, 130,347 Series A warrants, with an exercise price of $5.00, expired.  The fair value of the warrants on the date of expiration was $1,303.  On January 8, 2015, 16,750 Series A warrants, with an exercise price of $5.00, expired.   The fair value of the Series A warrants was $0 on the date of expiration.  On February 20, 2015, 463,487 Series C warrants, with an exercise price of $5.50, expired.   The fair value of the Series C warrants was $0 on the date of expiration.  During the six and three months ended March 31, 2014, no derivative warrants expired.

2.	Equity-based warrants

During the six and three months ended March 31, 2015, no equity-based warrants were exercised.  During the six and three months ended March 31, 2014, 500,000 Series M warrants were exercised, and the Company received cash proceeds of $500,000 for the Series M warrants exercised.

On December 24, 2014, 164,824 warrants held by an officer or director, with an exercise price of $4.00, expired. On January 6, 2015, 184,930 warrants held by an officer or director, with an exercise price of $5.00, expired. During the six and three months ended March 31, 2014, 758,438 equity-based warrants expired.

3.	Options and shares issued to Consultants

As of March 31, 2015, 188,000 options issued to consultants as payment for services remained outstanding, of which 180,000 options were issued from the Non-Qualified Stock Option plans.

On December 15, 2014, the Company entered into a one-year consulting agreement for services to be provided through December 15, 2015.  In consideration for services provided, the Company agreed to issue the consultant 100,000 restricted shares in three installments – 34,000 in December 2014, 33,000 on May 15, 2015, and 33,000 on August 15, 2015.  Accordingly, during the six months ended March 31, 2015, the Company issued the consultant 34,000 shares of restricted stock at the fair market value of $0.57 per share.  The aggregate fair market value of $19,380 was recorded as a prepaid expense and is being charged to general and administrative expense over the period of service.  During the six months ended March 31, 2014, the Company had previously entered into a one-year consulting agreement with this consultant and issued 100,000 restricted shares for an aggregate fair market value of $108,710, which was recorded as a prepaid expense and charged to general and administrative expense over the period of service.

On October 20, 2013, the Company entered into a consulting agreement for services to be provided through October 19, 2016.  In consideration for services provided, the Company agreed to issue the consultant 34,164 restricted shares each month of the agreement, with the first three months being issued in advance. During the six months ended March 31, 2015 and 2014, the Company issued the consultant 204,984 shares of restricted stock at the fair market value of $162,279 and $210,109, respectively.  The aggregate fair market value was recorded as a prepaid expense and is being charged to general and administrative expense over the period of service.  In November 2014, the Company issued the same consultant 150,000 shares of common stock at the aggregate fair market value of $97,500, in consideration for services provided.

The Company also engaged a third consultant for services to be provided from June 1, 2014 through November 30, 2014.  During the six months ended March 31, 2015, the Company issued the consultant 10,000 shares of restricted stock at the fair market value of $7,250.  No other shares were issued to this consultant.

During the quarter ended March 31, 2015, the Company entered into a new agreement for consulting services.  The agreement engaged a consultant for services to be provided from February 9, 2015 through August 9, 2015.  The Company issued the consultant 25,000 shares of restricted stock in January 2015 and agreed to issue an additional 25,000 shares in April 2015.  The January shares were issued at an aggregate fair market value of $17,250, which was recorded as a prepaid expense and is being charged to general and administrative expense over the period of service.    Also during the quarter ended March 31, 2015, the Company granted two other consultants a total of 40,000 fully vested options to purchase common stock at a price of $1.02 per share.  The fair value of the options issued was $19,855 and was recorded as a general and administrative expense.

During the six months ended March 31, 2015 and 2014, the Company recorded total expense of $300,129 and $278,375 relating to these consulting agreements.  In addition, $66,143 was expensed during the six months ended March 31, 2014 for prior year consulting agreements.  At March 31, 2015 and September 30, 2014, respectively, $49,853 and $26,468 relating to these consulting agreements is included in prepaid expenses.

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

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at March 31, 2015:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$8,296,963	$-	$288,846	$8,585,809

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the balance sheet at September 30, 2014:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$5,197,352	$-	$307,894	$5,505,246

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the six months ended March 31, 2015 and the year ended September 30, 2014:

	Six Months Ended	Year Ended
	March 31, 2015	September 30, 2014
Beginning balance	$307,894	$433,024
Issuances	-	7,791,448
Settlements	-	(1,445,528)
Transfers to Level 1	-	(7,321,071)
Realized and unrealized (gains) losses	(19,048)	850,021
Ending balance	$288,846	$307,894

The fair values of the Company’s derivative instruments disclosed above under Level 3 are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock, as well as U.S. Treasury Bill rates, are observable in active markets.

E.            LOANS FROM OFFICER

Between December 2008 and June 2009, the Company’s President, and a director, Maximilian de Clara, loaned the Company $1,104,057.  The loan from Mr. de Clara bears interest at 15% per year and is secured by a lien on substantially all of the Company’s assets.  The Company does not have the right to prepay the loan without Mr. de Clara’s consent.  In accordance with the loan agreement, the Company issued Mr. de Clara warrants to purchase 164,824 shares of the Company’s common stock at a price of $4.00 per share.  These warrants expired on December 24, 2014.  At Mr. de Clara’s option, the loan may be converted into shares of the Company’s common stock.  The number of shares which will be issued upon any conversion will be determined by dividing the amount to be converted by $4.00.  In consideration for an extension of the due date, Mr. de Clara received warrants to purchase 184,930 shares of the Company’s common stock at a price of $5.00 per share. These warrants expired on January 6, 2015.  In consideration of Mr. de Clara’s agreement to subordinate his note to the convertible preferred shares and convertible debt as part of a prior year settlement agreement, the Company extended the maturity date of the note to July 6, 2015; however, Mr. de Clara may demand payment upon giving the Company a minimum 10 day notice.   In August 2014, the loan and warrants were transferred to the de Clara Trust, of which the Company’s chief executive officer, Geert Kersten, is the trustee and a beneficiary. Mr. Kersten is the stepson of Mr. de Clara. Mr. de Clara will continue to receive the interest payments.

During the six and three months ended March 31, 2015, the Company paid $82,804 and $41,402, respectively, in interest expense to Mr. de Clara.  During the six and three months ended March 31, 2014, the Company paid $96,605 and $41,402, respectively, in interest expense to Mr. de Clara.

F.            OPERATIONS AND FINANCING

The Company has incurred significant costs since its inception in connection with the acquisition of certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities, and clinical trials.  The Company has funded such costs with proceeds from loans and the public and private sale of its common and preferred stock.  The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts.  To date, the Company has not generated any revenue from product sales.  The ability of the Company to complete the necessary clinical trials and obtain US Food & Drug Administration (FDA) approval for the sale of its product candidates is uncertain. Ultimately, the Company must complete the development of its product candidates, obtain the appropriate regulatory approvals and obtain sufficient revenues from the sale of such product candidates, once approved, to support its cost structure.

The Company is currently running a large multi-national Phase 3 clinical trial for head and neck cancer with its partners TEVA Pharmaceuticals and Orient Europharma. This trial is currently primarily under the management of two clinical research organizations, or CROs, Aptiv Solutions, Inc., or Aptiv, and Ergomed Clinical Research Limited, or Ergomed.  On March 31, 2015, the Company had approximately $2.6 million in cash on hand.  During the six months ended March 31, 2015, the Company raised $6.4 million of net proceeds from several institutional investors.  To finance the completion of its Phase 3 study and other clinical studies, the Company plans to raise additional capital in the form of corporate partnerships, debt and/or equity financings. On May 6, 2015, the Company announced that it has commenced an underwritten public offering of $35.0 million of its common stock. However, there is no assurance that the offering will be completed on these terms or at all, or that the Company will be successful in raising additional funds or that such funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of money, the Company will either have to slow down or delay the Phase 3 clinical trial or even significantly curtail its operations until such time as it is able to raise the required funding.

The Company estimates that the total remaining cost of the Phase 3 trial, excluding any costs that will be paid by our partners, will be approximately $24.4 million after March 31, 2015. This is in addition to the approximately $20.2 million that we have spent on the trial as of March 31, 2015.  It should be noted that this estimate is only an estimate based on the information currently available in CEL-SCI’s contracts with its partners, including the CROs responsible for managing the Phase 3 trial.  This number can be affected by the speed of enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen today.  It is therefore possible that the cost of the Phase 3 trial will be higher than currently estimated.

On July 15, 2014, the Company was awarded a Phase 1 Small Business Innovation Research (SBIR) grant in the amount of $225,000 from the National Institute of Arthritis Muscoskeletal and Skin Diseases, which is part of the National Institutes of Health.  The grant will fund the further development of CEL-SCI’s LEAPS technology as a potential treatment for rheumatoid arthritis, an autoimmune disease of the joints. The Company recognizes revenue as the expenses are incurred. The amount of the grant earned during the six months ended March 31, 2015 was $92,073. As of March 31, 2015, the Company collected $81,176 of this grant and recorded a receivable of $10,897. The balance of the funds is expected to be collected by June 30, 2015.

The financial statements have been prepared assuming that the Company will continue as a going concern, but due to recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

G.            COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In March 2013, the Company entered into an agreement with Aptiv to provide certain clinical research services in accordance with a master service agreement.  The Company will reimburse Aptiv for costs incurred.  In May and October of 2013, the Company made advance payments totaling $600,000. The funds advanced will be credited back in $150,000 annual increments from December 2014 through December 2017.  As of March 31, 2015, $150,000 of the deposits is classified as a current asset.

On April 19, 2013, October 10, 2013 and October 24, 2013, the Company entered into co-development agreements with Ergomed.  These three agreements all relate to an overall agreement to work jointly on the clinical development of Multikine.  Under the April 2013 agreement, Ergomed will contribute up to $10 million towards the ongoing Phase 3 study in head and neck cancer in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount, from sales of Multikine.  In this first agreement, Ergomed’s contribution towards the study will be a 30% reduction of the amounts billed, up to a maximum of $10 million.  In the second agreement, dated October 10, 2013, Ergomed’s contribution will be a 50% reduction of the amounts billed, up to a maximum of $3 million, for the costs of the clinical trial(s) for Multikine in HIV/HPV co-infected women with cervical intraepithelial neoplasia, or cervical dysplasia. In the third agreement, dated October 24, 2013, Ergomed’s contribution towards the study will be a 50% reduction of the amounts billed, up to a maximum of $3 million, towards the clinical and regulatory costs for trials of Multikine in HIV/HPV co-infected men and women with anal intraepithelial neoplasia or peri-anal warts.  The contributions of Ergomed towards the three clinical studies will be a combined maximum of $16 million.  Ergomed will be repaid at a rate four times the aggregate amount of discounted clinical services it provides, in the form of a 5% royalty on sales of Multikine and/or 5% of certain payments from licensees of Multikine.  By way of example, if Ergomed’s contribution towards the three development programs is the maximum amount of $16 million in reductions of the amounts billed for such programs, then Ergomed will have the right to receive up to $64 million in the form of a 5% royalty on sales of Multikine and/or 5% of certain payments from licensees of Multikine.

The terms of the three Ergomed agreements are the same.  The Company will have the right to conduct, and, using commercially reasonable efforts, will have the sole responsibility for the clinical development of, as well as the commercialization and intellectual property maintenance for Multikine and will bear all associated costs for these activities. Ergomed will have primary responsibility for new patient enrollment in the Phase 3 clinical trial.

The terms of the agreements commence on the dates they are signed and expire on the date on which both parties have fulfilled all of their obligations contemplated by the agreements, unless sooner terminated pursuant to the terms of the agreements, or unless agreed to in writing by both parties.

The Company accounted for the co-development and revenue sharing agreements in accordance with ASC 808 “Collaborative Arrangements”.  The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.” Therefore, the Company will record the discount on the clinical services as a credit to research and development expense on its Statements of Operations.  Since the Company entered into the co-development and revenue sharing agreements with Ergomed it has incurred research and development expenses of approximately $11.4 million related to Ergomed’s services.  This amount is net of Ergomed’s discount of approximately $3 million. During the six and three months ended March 31, 2015, the Company recorded, net of Ergomed’s discount, approximately $3.2 million and $1.6 million respectively as research and development expense related to Ergomed’s services.  During the six and three months ended March 31, 2014, the Company recorded, net of Ergomed’s discount, approximately $1.9 million and $753,000 respectively as research and development expense related to Ergomed’s services.

The Company is currently involved in a pending arbitration proceeding, CEL-SCI Corporation v. inVentiv Health Clinical, LLC (f/k/a PharmaNet LLC) and PharmaNet GmbH (f/k/a PharmaNet AG). The Company initiated the proceedings against inVentiv Health Clinical, LLC, or inVentiv, the former third-party CRO, seeking at least $50 million in damages related to inVentiv’s prior involvement in the ongoing Phase 3 clinical trial of Multikine. The arbitration claim, initiated under the Commercial Rules of the American Arbitration Association, alleges (i) breach of contract, (ii) fraud in the inducement, and (iii) common law fraud.  In an amended statement of claim, the Company has also alleged professional malpractice against inVentiv.  The Company seeks at least $50 million in damages.  The Company filed this arbitration because, among other reasons, the number of patients enrolled and treated in the study fell below the level agreed to with the former CRO.

In connection with the pending arbitration proceedings, inVentiv has asserted counterclaims against us for (i) breach of contract, seeking at least $2 million in damages for services allegedly performed by inVentiv; (ii) breach of contract, seeking at least $1 million in damages for our alleged use of inVentiv’s name in connection with publications and promotions in violation of the parties’ contract; (iii) opportunistic breach, restitution and unjust enrichment, seeking at least $20 million in disgorgement of alleged unjust profits allegedly made by us as a result of the purported breaches referenced in subsection (ii); and (iv) defamation, seeking at least $1 million in damages for allegedly defamatory statements made about inVentiv. The Company believes inVentiv’s counterclaims are meritless and intends to vigorously defend against them. However, if such defense is unsuccessful, and inVentiv successfully asserts any of its counterclaims, such an adverse determination could have a material adverse effect on our business, results, financial condition and liquidity.

The arbitration hearing on the merits has been tentatively rescheduled for October 27, 2015 through November 17, 2015.

Although the arbitrator has allowed both parties to supplement their claims, inVentiv has moved to dismiss the Company’s additional claim for professional malpractice, which the Company is vigorously opposing.

Lease Agreements

In August 2007, the Company leased a building near Baltimore, Maryland.  The building was remodeled in accordance with the Company’s specifications so that it can be used by the Company to manufacture Multikine for the Company’s Phase 3 clinical trial and sales of the drug if approved by the FDA.  The lease is for a term of twenty years and requires annual base rent to escalate each year at 3%.  The Company is required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities.  The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease.

The Company was required to deposit the equivalent of one year of base rent in accordance with the contract.  When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company.  The $1,670,917 is included in non-current assets on March 31, 2015 and September 30, 2014.

The Company subleases a portion of its rental space on a month to month term lease, which requires a 30 day notice for termination. The Company receives $5,464 per month in rent for the subleased space.

The Company leases its research and development laboratory under a 60 month lease which expires February 28, 2017.  The operating lease includes escalating rental payments.  The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate of $11,360 per month.  As of March 31, 2015 and September 30, 2014, the Company has recorded a deferred rent liability of $7,256 and $6,387, respectively.

The Company leases office headquarters under a 36 month lease which expires June 30, 2015.  The operating lease includes escalating rental payments.  The Company is recognizing the related rent expense on a straight line basis over the full 36 month term of the lease at the rate $7,864 per month.  As of March 31, 2015 and September 30, 2014, the Company has recorded a deferred rent liability of $2,093 and $6,278, respectively.

The Company leased office equipment under a capital lease arrangement.  The term of the capital lease is 48 months and expires on September 30, 2016.  The monthly lease payment is $1,025.  The lease bears interest at approximately 6% per annum.

H.            PATENTS

No patent impairment charges were recorded during the six and three months ended March 31, 2015.  For the six and three months ended March 31, 2015, amortization of patent costs totaled $19,803 and $10,690, respectively. During the six and three months ended March 31, 2014, the Company recorded patent impairment charges of $240 and $0, respectively.  For the six and three months ended March 31, 2014, amortization of patent costs totaled $16,980 and $7,277, respectively. The Company estimates that future amortization expense will be as follows:

Six months ending September 30, 2015	$18,045
Year ending September 30:
2016	36,293
2017	36,293
2018	35,958
2019	34,256
2020	31,062
Thereafter	115,993
$307,900

I.             NET LOSS PER SHARE

The following tables provide the details of the basic and diluted loss per-share (LPS) computations:

	Six Months Ended March 31,
	2015	2014

Net Loss	$(20,401,554)	$(18,817,445)
Weighted Average Shares	74,540,112	52,183,654
Basic and Diluted LPS	$(0.27)	$(0.36)

	Three Months Ended March 31,
	2015	2014

Net Loss	$(12,556,236)	$(13,365,580)
Weighted Average Shares	75,847,869	56,239,562
Basic and Diluted LPS	$(0.17)	$(0.24)

The calculation of diluted net loss per share excludes the following potentially dilutive securities because their inclusion would have been anti-dilutive as of March 31:

	2015	2014

Options and Warrants	39,053,522	38,055,205
Unvested Restricted Stock	15,600,000	-
Total	54,653,522	38,055,205

Item 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL    CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company’s lead investigational therapy, Multikine® (Leukocyte Interleukin, Injection), referred to herein as Multikine, is currently being developed as a potential neoadjuvant therapy in patients with squamous cell carcinoma of the head and neck. Regulatory authorities in 21 countries around the world, including the FDA in the United States, have allowed Multikine to be studied in a global Phase 3 clinical trial for such indication. Multikine is also being used in a Phase 1 study at the Naval Medical Center, San Diego under a CRADA with the U.S. Navy in HIV/HPV co-infected men and women with peri-anal warts.

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

Since inception, the Company has financed its operations through the sale of equity securities, convertible notes, loans and certain research grants.  The Company’s expenses will likely continue to exceed its revenues, if any, as the Company continues the development of Multikine and its other product candidates.  Until such time as the Company becomes profitable, if at all, any or all of these financing vehicles or others may be utilized to assist the Company’s capital requirements.

Capital raised by the Company has been expended primarily for patent applications, debt repayment, research and development, administrative costs, and the construction of the Company’s laboratory and manufacturing facilities.  The Company does not anticipate realizing significant revenues until it enters into licensing arrangements regarding its technology and know-how or until it receives regulatory approval to sell its product candidates, the likelihood or timing of which are uncertain.  As a result, the Company has been dependent primarily upon proceeds from the sale of its securities to meet all of its liquidity and capital requirements and anticipates having to do so in the future.

The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts.  The ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of product candidates is uncertain. Additional funds may not be available when the Company needs them on terms that are acceptable to the Company, or at all. If adequate funds are not available to the Company on a timely basis, the Company may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for Multikine, LEAPS, or any other product candidates or technologies that the Company develops or acquires, or delay, limit, reduce or terminate the establishment of sales and marketing capabilities or other activities that may be necessary to commercialize the Company product candidates. Ultimately, in order to become profitable, if at all, the Company must complete the development of its product candidates, obtain the appropriate regulatory approvals and obtain sufficient revenues from sales of its product candidates, if approved, to support its cost structure.

The Company estimates that the total remaining cost of the Phase 3 trial, excluding any costs that will be paid by our partners, will be approximately $24.4 million after March 31, 2015. This is in addition to the approximately $20.2 million that we have spent on the trial as of March 31, 2015. This estimate is based on information currently available under our contracts with the CROs responsible for managing the Phase 3 trial. This number may be affected by the rate of patient enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen today. It is therefore possible that the cost of the Phase 3 trial will be higher than currently estimated.

In April 2013, the Company replaced the CRO running its Phase 3 clinical trial. This was necessary since the patient enrollment in the study dropped off substantially following a takeover of the CRO which caused most of the members of the CRO’s study team to leave the CRO.  The Company hired two CROs to manage the global Phase 3 study: Aptiv and Ergomed, which are both international leaders in managing oncology trials.  Ergomed is in charge of all data generation and patient accrual globally, while Aptiv is in charge of data management and data monitoring. As of April 30, 2015, the study had enrolled 437 patients.  The centers where the study is being conducted include two centers in Israel where the Company’s partner Teva Pharmaceuticals has the marketing rights, and nine centers in Taiwan where the Company’s partner Orient Europhama has the marketing rights.  The Company expects to see a further increase in the number of patients enrolled in the study at an accelerating pace as (i) further centers are added and (ii) treating physicians become more familiar with Multikine.

Although the Company is aiming to enroll 880 patients, the Phase 3 study requires a total of 784 evaluable patients.  Ergomed’s goal is to reach full enrollment of the targeted number of 880 patients by the end of 2015; however, the Company is estimating that such enrollment will be completed in March 2016. In order to complete the targeted enrollment of 880 patients by March 2016, the Company is assuming a 4.3% increase in patients enrolled per month based on its enrolling 31 patients during April 2015, up from 29 patients in March 2015, and based on a total enrollment of 437 patients as of April 30, 2015. Following full enrollment of the study, the Company has to wait for 298 events (deaths) in the two comparator arms combined to determine if it has met the primary endpoint, which is a 10% increase in overall survival in the Multikine arm over the comparator arm. The Company estimates that the final data read-out of this Phase 3 clinical trial could occur by the second half of 2017, based on the enrollment projections and estimated survival curves provided in scientific literature.

Of the 437 patients that have been enrolled in the study, uncertainty remains as to whether up to 117 patients enrolled during our former CRO’s tenure as the global manager of the Phase 3 clinical trial will be considered to be evaluable subjects at the close of the study. The Company is currently engaged in a contract dispute alleging that the former CRO failed to comply with the protocol for the Phase 3 clinical trial and applicable regulatory requirements. The Company does not believe that it will need to replace all 117 of these patients, but assuming that all of these patients must be replaced, the Company estimates that it could take an additional two to three months to do so based on the current expectations of enrolling approximately 50 patients per month at the end of the scheduled enrollment period. However, the Phase 3 study design anticipates enrollment of a total of 880 patients, while the statistical analysis requires a total of 784 evaluable patients. Therefore, the actual number of patients enrolled by the former CRO that will need to be replaced and the time needed to do so cannot be determined at this time.

Under the co-development agreement, Ergomed will contribute up to $10 million towards the study in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount, only from sales of Multikine. Ergomed, a privately-held firm headquartered in Europe with global operations, has entered into multiple similar co-development agreements, including one with Genzyme (purchased by Sanofi in 2011 for over $20 billion). Ergomed will be responsible for the majority of the new patient enrollment since it has a novel model for clinical site management to accelerate patient recruitment and retention. For example, Ergomed has almost 25 physicians who can directly call on clinical sites to aid recruitment and retention. Some of the Ergomed physicians also have the experience of being clinical investigators themselves. The Company believes that this interaction on a physician to physician level is what is needed to help increase enrollment in the Multikine study.

During the six months ended March 31, 2015, the Company’s cash decreased by approximately $5,899,000.  Significant components of this decrease include net cash used to fund the Company’s regular operations, including its ongoing Phase 3 clinical trial, of approximately $12,243,000, purchases of equipment of approximately $57,000, patent expenditures of approximately $2,000 and payments on capital leases of approximately $4,000 offset by net proceeds from the sale of the Company’s securities of approximately $6,406,000. During the six months ended March 31, 2014, the Company’s cash increased by approximately $10,564,000.  Significant components of this increase include net proceeds from the sale of the Company’s securities of approximately $19,286,000 and proceeds from the exercise of warrants of approximately $2,509,000 offset by net cash used to fund the Company’s regular operations, including its ongoing Phase 3 clinical trial, of approximately $11,174,000, purchases of equipment of approximately $28,000, capitalized patent expenditures of approximately $25,000 and payments on capital leases of approximately $4,000.

On October 21, 2014, the Company sold 1,320,000 shares of the Company’s common stock, as well as warrants to purchase an additional 330,000 shares of common stock. For every four shares sold, the Company issued to investors in the offering one warrant.  The shares of common stock and warrants were sold at a combined price of $0.76 with net proceeds from the offering of approximately $941,000, net of commissions. The common stock and warrants separated immediately. The warrants were immediately exercisable, expire October 11, 2018 and have an exercise price of $1.25.

Additionally, on October 24, 2014 the Company closed an underwritten public offering of 7,894,737 shares of common stock and 1,973,684 warrants to purchase shares of common stock.  For every four shares of common stock sold, investors in the offering were issued a warrant to purchase one share of common stock.  The common stock and warrants were sold at a combined price of $0.76, for net proceeds of approximately $5,550,000, net of underwriting discounts and commissions.  The warrants were immediately exercisable, expire October 11, 2018 and have an exercise price of $1.25.

The Company incurred an additional $85,335 in offering costs related to the two offerings, which was charged to additional paid in capital and netted against the cash proceeds.

As of March 31, 2015, the Company had a net tangible book value of $35,156, or $0.00 per share of common stock, based on 91,549,131 shares of common stock outstanding as of that date.

Results of Operations and Financial Condition

During the six and three months ended March 31, 2015, grant and other income increased by approximately $154,000 and $130,000, respectively, compared to the six and three months ended March 31, 2014.  The increase is primarily due to the timing of drug shipments to supply the Company’s partner in Taiwan and the grant income received through the Company’s Small Business Innovation Research (SBIR) grant during the quarter ended March 31, 2015 compared to March 31, 2014.

During the six and three months ended March 31, 2015, research and development expenses increased by approximately $1,717,000 and $882,000 compared to the six and three months ended March 31, 2014.  The Company is continuing the Phase 3 clinical trial of Multikine, and research and development fluctuates based on the activity level of the clinical trial.

During the six and three months ended March 31, 2015, general and administrative expenses increased by approximately $4,027,000 and $777,000, respectively, compared to the six and three months ended March 31, 2014. Major components of the increase include approximately $3,043,000 and $438,000, respectively, during the six and three months ended March 31, 2015, in employee compensation costs related to the issuance of shareholder approved shares of restricted stock during the quarter ended September 30, 2014, and increased legal fees of approximately $872,000 and $382,000, respectively over the six and three month periods, primarily relating to the arbitration with the Company’s former CRO, as discussed in Note G – Commitments and Contingencies, to the Company’s financial statements.

The loss on derivative instruments of approximately $2,620,000 and $4,783,000 for the six and three months ended March 31, 2015 was the result of the change in fair value of the derivative liabilities during the period.  The loss on derivative instruments of approximately $5,522,000 and $7,132,000 for the six and three months ended March 31, 2014 was the result of the change in fair value of the derivative liabilities during the period.  This change was caused by fluctuations in the share price of the Company’s common stock.

Interest expense was approximately $83,000 and $42,000, respectively, for the six and three months ended March 31, 2015 and consisted primarily of interest expense on the loan from the Company’s president. Interest expense was approximately $80,000 and $38,000, respectively, for the six and three months ended March 31, 2014 and consisted primarily of interest expense on the loan from the Company’s president.

Research and Development Expenses

The Company’s research and development efforts involved Multikine and LEAPS.  The table below shows the research and development expenses associated with each project.

	Six months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014

MULTIKINE	$9,648,426	$7,986,345	$4,889,924	$4,063,868
LEAPS	241,939	187,194	145,620	90,130
TOTAL	$9,890,365	$8,173,539	$5,035,544	$4,153,998

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

Critical Accounting Estimates and Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations is based on its unaudited condensed financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. The Company believes some of the more critical estimates and policies that affect its financial condition and results of operations are in the areas of operating leases and stock-based compensation. For more information regarding the Company’s critical accounting estimates and policies, see Part II, Item 7 of the Company’s 2014 Annual Report on Form 10-K. The application of these critical accounting policies and estimates has been discussed with the Audit Committee of the Company’s Board of Directors.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has a loan from the president that bears interest at 15%.  The Company does not believe that it has any significant exposures to market risk.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2015.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Chief Executive and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the first six months of fiscal year 2015.  There was no change in the Company’s internal control over financial reporting during the six months ended March 31, 2015.

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Restricted Stock

During the six months ended March 31, 2015 the Company issued 69,000 shares of common stock to consultants for investor relations services.

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

CEL-SCI CORPORATION

Date: May 8, 2015	By:	/s/ Geert Kersten
Geert Kersten, Principal Executive Officer*

*  Also signing in the capacity of the Principal Accounting and Financial Officer.