Form 10-K/A
period 2014-09-30
CEL SCI CORP
filed 2015-07-17
CIK 725363

FORM 10-K/A
(amendment no. 2)

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

Documents Incorporated by Reference:   None

EXPLANATORY NOTE

This Amendment No. 2 on Form 10-K/A (Amendment No. 2) is being filed to amend CEL-SCI’s Annual Report on Form 10-K for the fiscal year ended September 30, 2014 (the “Original Filing”) filed with the U.S. Securities and Exchange Commission on December 23, 2014, and Amendment No. 1 to the Form 10-K (Amendment No. 1) filed on April 17, 2015.  The purpose of this Amendment No. 2 is to:

●	Revise Item 15; and

●	file Exhibit 4(f) which was previously incorporated by reference.

Since there have been no changes to the other parts of the 10-K or the financial statements included in the Original Filing or Amendment No. 1, only Item 15 and the new exhibit are filed as part of this Amendment No. 2.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           See the Financial Statements attached to this Report.

Exhibits

3(a)	Articles of Incorporation	Incorporated by reference to Exhibit 3(a) of CEL-SCI's combined Registration Statement on Form S-1 and Post-Effective Amendment ("Registration Statement"), Registration Nos. 2-85547-D and 33-7531.

3(b)	Amended Articles	Incorporated by reference to Exhibit 3(a) of CEL-SCI's Registration Statement on Form S-1, Registration Nos. 2-85547-D and 33-7531.

3(c)	Amended Articles (Name change only)	Filed as Exhibit 3(c) to CEL-SCI's Registration Statement on Form S-1 Registration Statement (No. 33-34878).

3(d)	Bylaws	Incorporated by reference to Exhibit 3(b) of CEL-SCI's Registration Statement on Form S-1, Registration Nos. 2-85547-D and 33-7531.

3(e)	Amended Bylaws	Incorporated by reference to Exhibit 3(ii) of CEL-SCI’s report on Form 8-K dated March 16, 2015.

4	Shareholders Rights Agreement	Incorporated by reference to Exhibit 4 of CEL-SCI’S report on Form 8-K dated November 7, 2007.

4(b)	Incentive Stock Option Plan	Incorporated by reference to Exhibit 4 (b) filed on September 25, 2012 with the Company’s registration statement on Form S¬8 (File number 333-184092.

4(c)	Non-Qualified Stock Option Plan	Incorporated by reference to Exhibit 4 (b) filed on August 19, 2014 with the Company’s registration statement on Form S¬8 (File number 333-198244).

4(d)	Stock Bonus Plan	Incorporated by reference to Exhibit 4 (d) filed on September 25, 2012 with the Company’s registration statement on Form S¬8 (File number 333-184092.

4(e)	Stock Compensation Plan	Incorporated by reference to Exhibit 4 (e) filed on September 25, 2012 with the Company’s registration statement on Form S¬8 (File number 333-184092.

4(f)	2014 Incentive Stock Bonus Plan	Filed with this Amendment No. 2 to the Company’s annual report on Form 10-K for the year ended September 30, 2014.

10(d)	Employment Agreement with Maximilian de Clara	Incorporated by reference to Exhibit 10(d) of CEL-SCI’s report on Form 8-K (dated April 21, 2005) and Exhibit 10(d) to CEL-SCI’s report on Form 8-K dated September 8, 2006.

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

10(h)	Warrant Adjustment Agreement with Laksya Ventures	Incorporated by reference to Exhibit 10(i) of CEL-SCI’s report on Form 8-K dated August 3, 2010

10(i)	Employment Agreement with Patricia Prichep (2013-2016)	Incorporated by reference to Exhibit 10(j) of CEL-SCI’s report on Form 8-K dated August 30, 2013

10(j)	Employment Agreement with Eyal Taylor (2013-2016)	Incorporated by reference to Exhibit 10(k) of CEL-SCI’s report on Form 8-K dated August 30, 2013.

10(k)	Amendment to Employment Agreement with Maximilian de Clara	Incorporated by reference to Exhibit 10(l) of CEL-SCI’s report on Form 8-K dated August 30, 2010 and Exhibit 10(l) of CEL-SCI’s report on Form 8-K dated August 30, 2013.

10(l)	First Amendment to Development Supply and Distribution Agreement with Orient Europharma.	Incorporated by reference to Exhibit 10(m) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(m)	Exclusive License and Distribution Agreement with Teva Pharmaceutical Industries Ltd.	Incorporated by reference to Exhibit 10(n) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(n)	Lease Agreement	Incorporated by reference to Exhibit 10(o) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(o)	Promissory Note with Maximilian de Clara, together with Amendments 1 and 2	Incorporated by reference to Exhibit 10(p) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(p)	Licensing Agreement with Byron Biopharma	Incorporated by reference to Exhibit 10(i) of CEL-SCI’s report on Form 8-K dated March 27, 2009

10(q)	At Market Issuance Sales Agreement with McNicoll, Lewis & Vlak LLC	Incorporated by reference to Exhibit 10(r) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010

10(z)	Development, Supply and Distribution Agreement with Orient Europharma	Incorporated by reference to Exhibit 10(z) filed with CEL-SCI’s report on Form 10-K for the year ended September 30, 2003.

10(za)	Employment Agreement with Geert Kersten. Amendment to Employment Agreement	Incorporated by reference to Exhibit 10(za) to CEL-SCI’s report on Form 8-K dated September 1, 2011 and Exhibit 10(za) of CEL-SCI’s report on Form 8-K dated August 30, 2013.

10(aa)	Securities Purchase Agreement and form of the Series F warrants, which is and exhibit to the Securities Purchase Agreement	Incorporated by reference to Exhibit 10(aa) of CEL-SCI’s report on Form 8-K dated October 3, 2011.

10(bb)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(bb) of CEL-SCI’s report on Form 8-K dated October 3, 2011.

10(cc)	Securities Purchase Agreement, together with the form of the Series H warrant, which is an exhibit to the securities Purchase Agreement	Incorporated by reference to Exhibit 10(cc) of CEL-SCI’s report on Form 8-K dated January 25, 2012.

10(dd)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(dd) of CEL-SCI’s report on Form 8-K dated January 25, 2012.

10(ee)	Warrant Amendment Agreement, together with the form of the Series P warrant, which is an exhibit to the Warrant Amendment Agreement	Incorporated by reference to Exhibit 10(ee) of CEL-SCI’s report on Form 8-K dated February 10, 2012.

10(ff)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(ff) of CEL-SCI’s report on Form 8-K dated February 10, 2012.

10(gg)	Securities Purchase Agreement and the form of the Series Q warrant, which is an exhibit to the Securities Purchase Agreement	Incorporated by reference to Exhibit 10(gg) of CEL-SCI’s report on Form 8-K dated June 18, 2012.

10(hh)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(hh) of CEL-SCI’s report on Form 8-K dated June 18, 2012.

10 (ii)	Securities Purchase Agreement and the form of the Series R warrant, which is an exhibit to the Securities Purchase Agreement	Incorporated by reference to Exhibit 10(ii) of CEL-SCI’s report on Form 8-K dated December 5, 2012.

10 (jj)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(jj) of CEL-SCI’s report on Form 8-K dated December 5, 2012.

10 (nn)	Underwriting Agreement, together with the form of Series S warrant which is an exhibit to the underwriting agreement	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated October 8, 2013.

10 (oo)	Underwriting Agreement, together with the form of Series S warrant which is an exhibit to the underwriting agreement	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated December 19, 2013.

10 (pp)	Underwriting Agreement, together with the form of Series T warrant which is an exhibit to the warrant agent agreement	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated April 15, 2014.

10 (qq)	Underwriting Agreement, together with the form of Series S warrant which is an exhibit to the warrant agent agreement	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated October 23, 2014.

10 (rr)	Assignment and Assumption Agreement with Teva Pharmaceutical Industries, Ltd. and GCP Clinical Studies, Ltd.	(1)

10 (ss)	Service Agreement with GCP Clinical Studies, Ltd., together with Amendment 1 thereto*	(1)

10 (tt)	Joinder Agreement with PLIVA Hrvatska d.o.o.	(1)

10 (uu)	Master Service Agreement with Ergomed Clinical Research, Ltd., and Clinical Trial Orders thereunder	(1)

10 (vv)	Co-Development and Revenue Sharing Agreement with Ergomed Clinical Research Ltd., dated April 19, 2013, as amended	(1)

10 (ww)	Co-Development and Revenue Sharing Agreement II: Cervical Intraepithelial Neoplasia in HIV/HPV co-infected women, with Ergomed Clinical Research Ltd., dated October 10, 2013, as amended	(1)

10 (xx)	Co-Development and Revenue Sharing Agreement III: Anal warts and anal intraepithelial neoplasia in HIV/HPV co-infected patients, with Ergomed Clinical Research Ltd., dated October 24, 2013	(1)

10 (yy)	Master Services Agreement with Aptiv Solutions, Inc.	(1)

10 (zz)	Project Agreement Number 1 with Aptiv Solutions, Inc. together with Amendments 1 and 2 thereto*	(1)

10 (aaa)	Second Amendment to Development Supply and Distribution Agreement with Orient Europharma	(1)

10 (bbb)	Amended and Restated Promissory Note with Maximilian de Clara	(1)

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24b-2 of the Securities Exchange Act of 1934. The omitted confidential material has been filed separately with the Commission. The location of the omitted confidential information is indicated in the exhibit with asterisks (*)

1.	Filed on April 17, 2015 with the Company’s first amendment to its 10-K report for the year ended September 30, 2014.

SIGNATURES

In accordance with Section 13 or 15(a) of the Exchange Act, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 17th day of  July 2015.

CEL-SCI CORPORATION

By:	/s/ Maximilian de Clara
Maximilian de Clara, President

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maximilian de Clara	Director	July 17, 2015
Maximilian de Clara

/s/ Geert R. Kersten	Chief Executive, Principal Accounting, Principal Financial Officer and a Director	July 17, 2015
Geert R. Kersten

/s/ Alexander G. Esterhazy	Director	July 17, 2015
Alexander G. Esterhazy

/s/ Dr. Peter R. Young	Director	July 17, 2015
Dr. Peter R. Young