Form 10-Q
period 2015-06-30
CEL SCI CORP
filed 2015-08-07
CIK 725363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015
OR

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class of Stock	No. Shares Outstanding	Date
Common	112,081,222	August 4, 2015

CEL-SCI CORPORATION
BALANCE SHEETS
JUNE 30, 2015 AND SEPTEMBER 30, 2014

	(Unaudited)
	JUNE 30,	SEPTEMBER 30,
ASSETS	2015	2014

CURRENT ASSETS:
Cash and cash equivalents	$11,230,427	$8,513,620
Receivables	158,492	81,820
Prepaid expenses	1,211,854	907,526
Deposits - current portion	150,000	150,000
Inventory used for R&D and manufacturing	1,415,507	1,452,020
Deferred rent - current portion	501,897	544,074

Total current assets	14,668,177	11,649,060

RESEARCH AND OFFICE EQUIPMENT, net	339,835	403,004

PATENT COSTS, net	300,701	323,588

DEFERRED RENT - net of current portion	4,216,214	4,733,865

DEPOSITS	1,970,917	2,120,917

TOTAL ASSETS	$21,495,844	$19,230,434

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,157,730	$1,160,783
Accrued expenses	430,001	547,208
Due to employees	403,175	307,961
Related party loan	1,270,000	1,104,057
Deferred rent - current portion	2,976	6,375
Derivative instruments - current portion	-	18,105
Lease obligation - current portion	8,892	8,495

Total current liabilities	5,272,774	3,152,984

Derivative instruments - net of current portion	12,160,249	5,487,141
Deferred revenue	125,000	126,591
Deferred rent - net of current portion	3,894	6,290
Lease obligation - net of current portion	2,309	9,028
Deposits held	5,000	5,000

Total liabilities	17,569,226	8,787,034

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value-200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized,
112,027,058 and 81,902,471 shares issued and outstanding
at June 30, 2015 and September 30, 2014, respectively	1,120,271	819,025
Additional paid-in capital	267,163,871	249,151,208
Accumulated deficit	(264,357,524)	(239,526,833)

Total stockholders' equity	3,926,618	10,443,400

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY	$21,495,844	$19,230,434

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

	2015	2014

GRANT INCOME AND OTHER	$723,681	$196,215

OPERATING EXPENSES:
Research and development (excluding R&D depreciation of $119,053 and $127,268 respectively, included below)	15,582,933	12,627,269
Depreciation and amortization	163,431	173,185
General & administrative	10,933,876	6,457,835

Total operating expenses	26,680,240	19,258,289

OPERATING LOSS	(25,956,559)	(19,062,074)

GAIN (LOSS) ON DERIVATIVE INSTRUMENTS	1,808,954	(1,053,755)

LOSS ON DEBT EXTINGUISHMENT	(641,276)	-

INTEREST INCOME	83,072	93,434

INTEREST EXPENSE	(124,882)	(122,083)

NET LOSS	(24,830,691)	(20,144,478)

ISSUANCE OF ADDITIONAL SHARES DUE TO RESET PROVISIONS	-	(1,117,447)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(24,830,691)	$(21,261,925)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.32)	$(0.38)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	77,625,511	56,343,806

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

	2015	2014

GRANT AND OTHER INCOME	$389,223	$15,914

OPERATING EXPENSES:
Research and development (excluding R&D depreciation of $35,009 and $43,877 respectively, included below)	5,692,568	4,453,730
Depreciation and amortization	50,913	65,042
General & administrative	2,847,217	2,398,471

Total operating expenses	8,590,698	6,917,243

OPERATING LOSS	(8,201,475)	(6,901,329)

GAIN ON DERIVATIVE INSTRUMENTS	4,428,780	4,467,776

LOSS ON DEBT EXTINGUISHMENT	(641,276)	-

INTEREST INCOME	26,429	30,795

INTEREST EXPENSE	(41,595)	(41,722)

NET LOSS	$(4,429,137)	$(2,444,480)

NET LOSS PER COMMON SHARE
BASIC	$(0.05)	$(0.04)

DILUTED	$(0.06)	$(0.11)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC	83,796,311	64,664,274

DILUTED	85,134,107	64,664,274

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(24,830,691)	$(20,144,478)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	163,431	173,185
Issuance of common stock and options for services	437,729	534,425
Modification of warrants issued to consultants	-	76,991
Equity based compensation	4,570,999	1,493,134
Common stock contributed to 401(k) plan	123,066	115,970
Impairment loss on abandonment of patents	-	240
Loss on retired equipment	313	-
(Gain) or loss on derivative instruments	(1,808,954)	1,053,755
Loss on debt extinguishment	641,276	-
(Increase)/decrease in assets:
Receivables	(76,672)	(6,177)
Deferred rent	559,828	571,125
Prepaid expenses	(283,864)	(73,752)
Inventory used for R&D and manufacturing	36,513	(397,076)
Deposits	150,000	(200,000)
Increase/(decrease) in liabilities:
Accounts payable	1,856,635	(571,756)
Accrued expenses	(117,207)	256,199
Deferred revenue	(1,591)	46
Due to employees	95,214	(76,235)
Deferred rent liability	(5,795)	(2,245)

Net cash used in operating activities	(18,489,770)	(17,196,649)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(56,616)	(66,912)
Expenditures for patent costs	(9,422)	(33,262)
Net cash used in investing activities	(66,038)	(100,174)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	21,278,905	28,428,641
Proceeds from exercise of warrants	-	3,118,387
Payments on obligations under capital lease	(6,290)	(6,104)
Net cash provided by financing activities	21,272,615	31,540,924

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,716,807	14,244,101

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,513,620	41,612

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,230,427	$14,285,713

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2015 and 2014
(UNAUDITED)

	2015	2014

ACCOUNTS PAYABLE
Increase in research and office equipment	$12,625	$20,605
Decrease in capital lease obligation	32	3,466
(Decrease) increase in patent costs	(975)	6,099
Increase in direct financing costs	128,630	-
(Increase) in accounts payable	(140,312)	(30,170)
	$-	$-

ADDITIONAL PAID IN CAPITAL
(Increase) in derivative liabilities	$(8,463,957)	$(5,320,989)
Decrease (Increase) in common stock	1,000	(16,375)
Increase in prepaid services	20,464	6,612
Increase in patent costs	-	9,999
Decrease in additional paid in capital	8,442,493	5,320,753
	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION:
Cash paid for interest expense	$124,914	$139,313

See notes to financial statements.

CEL-SCI CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2015 AND 2014 (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company’s financial position as of June 30, 2015 and the results of its operations for the nine and three months then ended.  The condensed balance sheet as of September 30, 2014 is derived from the September 30, 2014 audited financial statements.  Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.  The results of operations for the nine and three months ended June 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the entire year.

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

Income Taxes - The Company uses the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.  A full valuation allowance was recorded against the deferred tax assets as of June 30, 2015 and September 30, 2014.

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

The Company has Incentive Stock Option Plans, Non-Qualified Stock Option Plans, a Stock Compensation Plans, Stock Bonus Plans and an Incentive Stock Bonus Plan. In some cases, these Plans are collectively referred to as the "Plans".  All Plans have been approved by the Company’s stockholders.

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

B.           NEW ACCOUNTING PRONOUNCEMENTS

In August 2014, the FASB issued Accounting Standards Update (ASU) 2014-15 which updates ASC 205-40, “Presentation of Financial Statements – Going Concern.”  This accounting standard update requires that in connection with preparing financial statements for each annual and interim reporting period, an entity’s management will evaluate whether there are conditions and events, considered in the aggregate, that raise substantial doubt about an entity’s ability to continue as a going concern within one year after the date that the financial statements are issued.  The update requires that management’s evaluation be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued.  The changes in ASU 2014-15 will take effect for the annual financial statement period ending after December 15, 2016, and for annual periods and interim periods thereafter.   Management does not expect this amendment to have a material effect on the Company’s financial statements.

In April 2015, the FASB issued ASU 2015-03 to simplify the presentation of debt issuance costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments.  For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.   Management does not expect this amendment to have a material effect on the financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

C.           STOCKHOLDERS’ EQUITY

Stock options, stock bonuses and compensation granted by the Company as of June 30, 2015 are as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued as Stock Bonus	Remaining Options/Shares Under Plans

Incentive Stock Options Plans	1,960,000	1,708,331	N/A	5,969
Non-Qualified Stock Option Plans	7,680,000	5,829,269	N/A	1,265,979
Stock Bonus Plans	3,594,000	N/A	1,470,254	2,122,919
Stock Compensation Plans	3,350,000	N/A	1,316,949	2,000,000
Incentive Stock Bonus Plan	16,000,000	N/A	15,600,000	400,000

Stock options granted by the Company or forfeited by the holder during the nine and three months ended June 30, 2015 and 2014 are as follows:

	Nine Months Ended June 30,
	2015	2014
Granted	803,700	743,040
Forfeited	137,249	5,316

	Three Months Ended June 30,
	2015	2014
Granted	801,700	-
Forfeited	27,833	5,316

During the nine and three months ended June 30, 2015, respectively, 100,000 and 0 shares of non-vested restricted stock were forfeited

Stock-Based Compensation Expense

	Nine Months Ended March 31,
	2015	2014
Employees	$4,570,999	$1,493,134
Non-employees	$437,729	$611,416

	Three Months Ended March 31,
	2015	2014
Employees	$619,145	$462,705
Non-employees	$137,600	$189,906

During the nine and three months ended June 30, 2015, employee compensation expense included options issued or vested and restricted stock.

Derivative Liabilities, Warrants and Other Options

Below is a chart showing the derivative liabilities, warrants and other options outstanding at June 30, 2015:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrant	Exercise Price	Expiration Date	Refer-ence

Series H	1/26/12	1,200,000	$5.00	8/1/15	1
Series Q	6/21/12	1,200,000	$5.00	12/22/15	1
Series R	12/6/12	2,625,000	$4.00	12/6/16	1
Series S	10/11/13 -10/24/14	25,928,010	$1.25	10/11/18	1
Series U	4/17/14	445,514	$1.75	10/17/17	1
Series V	5/28/15	20,253,164	$0.79	5/28/2020	1
Series N	8/18/08	2,844,627	$0.53	8/18/17	2
Series P	2/10/12	590,001	$4.50	3/6/17	2
Consultants	10/14/05– 3/30/15	188,000	$0.85-$20.00	10/14/15 -3/29/2018	3

1.	Derivative Liabilities

The table below presents the derivative instruments outstanding at the balance sheet dates and their respective balances:

	June 30, 2015	September 30, 2014
Series A through E warrants	$-	$6,105
Series H warrants	-	12,000
Series Q warrants	-	12,000
Series R warrants	26,250	157,500
Series S warrants	5,185,602	5,197,352
Series U warrants	45,937	120,289
Series V warrants	6,902,460	-

Total derivative liabilities	$12,160,249	$5,505,246

The table below presents the gains and (losses) on the derivative instruments for the nine months ended June 30:

	2015	2014
Series A through E warrants	$6,105	$1
Series H warrants	12,000	12,000
Series N warrants	-	(1,404,027)
Series Q warrants	12,000	-
Series R warrants	131,250	52,500
Series S warrants	472,487	153,814
Series T warrants	-	115,737
Series U warrants	74,352	16,220
Series V warrants	1,100,760	-

Net gain (loss) on derivative instruments	$1,808,954	$(1,053,755)

The table below presents the gains on the derivative instruments for the three months ended June 30:

	2015	2014
Series A through E warrants	$-	$24,424
Series F and G warrants	-	36,666
Series H warrants	12,000	48,000
Series Q warrants	12,000	72,000
Series R warrants	105,000	236,250
Series S warrants	3,111,361	3,918,479
Series T warrants	-	115,737
Series U warrants	87,659	16,220
Series V warrants	1,100,760	-

Net gain on derivative instruments	$4,428,780	$4,467,776

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

Issuance of additional Warrants

On May 28, 2015, the Company closed an underwritten public offering of 20,253,164 shares of common stock and 20,253,164 Series V warrants to purchase shares of common stock. The common stock and Series V warrants were sold at a combined per unit price of $0.79 for net proceeds of approximately $14.7 million, net of underwriting discounts and commissions and offering expenses.  The Series V warrants are immediately exercisable at a price of $0.79 and expire on May 28, 2020.

The initial cost of the Series V warrants of $8,003,220 was recorded as warrant liability.  As of June 30, 2015, the total Series V warrant liability was adjusted to fair value as noted in the above table.

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

The initial cost of the Series S warrants of $460,737 was added to the existing Series S warrant liability.  As of June 30, 2015, the total Series S warrant liability was adjusted to fair value as noted in the above table.

Warrants Exercised

During the nine and three months ended June 30, 2015, no derivative warrants were exercised.  During the nine months ended June 30, 2014, 2,088,769 Series S warrants and 106,793 Series N warrants were exercised.  During the three months ended June 30, 2014, 487,657 Series S warrants were exercised.  The fair value of the Series S warrants on the date of exercise was $1,024,931.  The fair value of the Series N warrants on the date of exercise was $137,000.  The Company received cash proceeds of $2,610,963 for the Series S warrants and $7,424 for 14,078 of the Series N warrants exercised.  The remaining 92,715 Series N warrants were exercised in a cashless exercise.

Expiration of Warrants

On October 6, 2014, 1,200,000 Series F warrants, with an exercise price of $4.00, expired. The fair value of the Series F warrants was $0 on the date of expiration.  On October 17, 2014, 1,782,057 Series T warrants, with an exercise price of $1.58, expired. The fair value of the Series T warrants was $0 on the date of expiration.  On December 24, 2014, 130,347 Series A warrants, with an exercise price of $5.00, expired.  The fair value of the warrants on the date of expiration was $1,303.  On January 8, 2015, 16,750 Series A warrants, with an exercise price of $5.00, expired.   The fair value of the Series A warrants was $0 on the date of expiration.  On February 20, 2015, 463,487 Series C warrants, with an exercise price of $5.50, expired.   The fair value of the Series C warrants was $0 on the date of expiration.  During the nine and three months ended June 30, 2014, no derivative warrants expired.

2.	Equity-based warrants

On October 28, 2014, the outstanding 2,844,627 Series N Warrants were transferred to the de Clara Trust, of which the Company’s CEO, Geert Kersten, is the trustee and a beneficiary. On June 29, 2015, the Company extended the expiration date of the Series N warrants to August 18, 2017.  The incremental cost of this modification was $475,333. The modification was concurrent with the extinguishment and reissuance of a note payable also held in the de Clara Trust, and was recorded as a loss on debt extinguishment.

During the nine and three months ended June 30, 2015, no equity-based warrants were exercised.  During the nine and three months ended June 30, 2014, 500,000 and 0 Series M warrants, respectively, were exercised.  The Company received cash proceeds of $500,000 for the Series M warrants exercised.

On December 24, 2014, 164,824 warrants held by an officer/director, with an exercise price of $4.00, expired. On January 6, 2015, 184,930 warrants held by an officer/director, with an exercise price of $5.00, expired. On April 2, 2015, 70,000 Series L warrants, with an exercise price of $2.50, expired.  During the nine and three months ended June 30, 2014, respectively, 863,438 and 105,000 equity-based warrants expired.

3.	Options and shares issued to Consultants

As of June 30, 2015, 188,000 options issued to consultants as payment for services remained outstanding, of which 180,000 options were issued from the Non-Qualified Stock Option plans.

On December 15, 2014, the Company extended a one-year consulting agreement for services to be provided through December 15, 2015.  In consideration for services provided, the Company agreed to issue the consultant 100,000 restricted shares in three installments – 34,000 in December 2014, 33,000 on May 15, 2015, and 33,000 on August 15, 2015.  Accordingly, during the nine and three months ended June 30, 2015, respectively, the Company issued the consultant 67,000 and 33,000 shares of restricted stock at fair market value on the grant date.  The aggregate fair market value of $48,090 was recorded as a prepaid expense and is being charged to general and administrative expense over the period of service.  During the nine months ended June 30, 2014, the Company issued this consultant 100,000 restricted shares for an aggregate fair market value of $108,710, which was recorded as a prepaid expense and charged to general and administrative expense over the period of service.

On October 20, 2013, the Company entered into a consulting agreement for services to be provided through October 19, 2016.  In consideration for services provided, the Company agreed to issue the consultant 34,164 restricted shares each month of the agreement, with the first three months being issued in advance. During the nine months ended June 30, 2015 and 2014, the Company issued the consultant 307,476 shares of restricted stock at the fair market value of $243,248 and $332,074, respectively.  The aggregate fair market value was recorded as a prepaid expense and is being charged to general and administrative expense over the period of service.  In November 2014, the Company issued the same consultant 150,000 shares of common stock at the aggregate fair market value of $97,500, in consideration for services provided.

The Company also engaged a third consultant for services to be provided from June 1, 2014 through November 30, 2014.  During the nine months ended June 30, 2015, the Company issued the consultant 10,000 shares of restricted stock at the fair market value of $7,250.    Under a previous arrangement with this consultant, the Company recorded $63,500 in expense for consulting services provided during the nine months ended June 30, 2014.

During the nine months ended June 30, 2015, the Company entered into two additional agreements for consulting services.  The first agreement engaged a consultant for services to be provided from February 9, 2015 through August 9, 2015.  The Company issued the consultant 25,000 shares of restricted stock in January 2015 and 25,000 shares of restricted stock in April 2015.  The shares were issued at an aggregate fair market value of $42,250, which was recorded as a prepaid expense and is being charged to general and administrative expense over the period of service.  Additionally, in March 2015, the Company granted two other consultants a total of 40,000 fully vested options to purchase common stock at a price of $1.02 per share.  The fair value of the options issued was $19,855 and was recorded as a general and administrative expense.

During the nine months ended June 30, 2015 and 2014, the Company recorded total expense of $437,729 and $445,838 relating to these consulting agreements.  In addition, $88,587 was expensed during the nine months ended June 30, 2014 for other prior year consulting agreements.  At June 30, 2015 and September 30, 2014, respectively, $46,932 and $26,468 relating to these consulting agreements is included in prepaid expenses.

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

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at June 30, 2015:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative instruments	$5,185,602	$-	$6,974,647	$12,160,249

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

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the nine months ended June 30, 2015 and the year ended September 30, 2014:

	Nine Months Ended	Year Ended
	June 30, 2015	September 30, 2014
Beginning balance	$307,894	$433,024
Issuances	8,003,220	7,791,448
Settlements	-	(1,445,528)
Transfers to Level 1	-	(7,321,071)
Realized and unrealized (gains) losses	(1,336,467)	850,021
Ending balance	$6,974,647	$307,894

The fair values of the Company’s derivative instruments disclosed above under Level 3 are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock, as well as U.S. Treasury Bill rates, are observable in active markets.

E.           LOANS FROM OFFICER

The Company’s President, and a director, Maximilian de Clara, loaned the Company $1,104,057.  The loan from Mr. de Clara bears interest at 15% per year and is secured by a lien on substantially all of the Company’s assets.  At Mr. de Clara’s option, the loan may be converted into shares of the Company’s common stock.  The number of shares which will be issued upon any conversion will be determined by dividing the amount to be converted by $4.00.  The Company does not have the right to prepay the loan without Mr. de Clara’s consent.  In accordance with the loan agreement, the Company issued Mr. de Clara warrants to purchase 164,824 shares of the Company’s common stock at a price of $4.00 per share.  These warrants expired on December 24, 2014.  In consideration for an extension of the due date, Mr. de Clara received warrants to purchase 184,930 shares of the Company’s common stock at a price of $5.00 per share.  These warrants expired on January 6, 2015.  In consideration of Mr. de Clara’s agreement to subordinate his note to the convertible preferred shares and convertible debt as part of a prior year settlement agreement, the Company extended the maturity date of the note to July 6, 2015; however, Mr. de Clara may demand payment upon giving the Company a minimum 10 day notice.  In August 2014, the loan and warrants were transferred to the de Clara Trust, of which the Company’s CEO, Geert Kersten, is the trustee and a beneficiary.  Mr. de Clara will continue to receive the interest payments. On June 29, 2015, CEL-SCI extended the maturity date of the note to July 6, 2017, lowered the interest rate to 9% per year and changed the conversion price to $0.59, the closing stock price on the previous trading day.   The new terms are effective July 7, 2015.  The Company determined these modifications to be substantive and therefore accounted for the modifications as an extinguishment of the pre-modification note and issuance of the post-modification note.  The Company recorded an extinguishment loss and a premium on the note payable of $165,943.  The premium increased the face value of the note to $1,270,000 and will be amortized as a reduction of interest expense through the expiration date of the note.   Concurrently, the Company extended the expiration date of the Series N warrants to August 18, 2017.  The incremental cost of this modification was $475,333 and was included in debt extinguishment loss on the note, for a total loss of $641,276.

During the nine and three months ended June 30, 2015, the Company paid $124,206 and $41,402, respectively, in interest expense to Mr. de Clara.  During the nine and three months ended June 30, 2014, the Company paid $138,007 and $41,402, respectively, in interest expense to Mr. de Clara.

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

The Company is currently running a large multi-national Phase 3 clinical trial for head and neck cancer with its partners TEVA Pharmaceuticals and Orient Europharma. The Company believes that between the capital the Company has on hand and the access it has to more capital, it has enough capital to support its operations for more than the next twelve months.  On September 30, 2014, the Company reported approximately $8.5 million in cash on hand.  During the nine months ended June 30, 2015, the Company raised $21.1 million net proceeds from several institutional investors.  To finance the completion of the study, the Company plans to raise additional capital in the form of corporate partnerships, debt and/or equity financings. The Company believes that it will be able to obtain additional financing since Multikine is a Phase 3 product designed to treat cancer and because it has done so consistently in the past. However, there can be no assurance that the Company will be successful in raising additional funds or that funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of money, the Company will either have to slow down or delay the Phase 3 clinical trial or even significantly curtail its operations until such time as it is able to raise the required funding.

Since the Company launched its Phase 3 trial for Multikine, the Company has spent approximately $22.5 million as of June 30, 2015 on direct costs for the Phase 3 clinical trial.  The total remaining cash cost of the clinical trial is estimated to be approximately $22.1 million.  It should be noted that this estimate is only an estimate based on the information currently available in CEL-SCI’s contracts with the Clinical Research Organizations responsible for managing the Phase 3 trial.  This number can be affected by the speed of enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen today.  It is therefore possible that the cost of the Phase 3 trial will be higher than currently estimated.

On July 15, 2014, the Company was awarded a Phase 1 Small Business Innovation Research (SBIR) grant in the amount of $225,000 from the National Institute of Arthritis Muscoskeletal and Skin Diseases, which is part of the National Institutes of Health.  The grant will fund the further development of CEL-SCI’s LEAPS technology as a potential treatment for rheumatoid arthritis, an autoimmune disease of the joints. The Company recognizes revenue as the expenses are incurred. The amount of the grant earned during the nine months ended June 30, 2015 was $195,584. As of June 30, 2015, the Company collected $175,772 of this grant and recorded a receivable of $19,811. The balance of the funds is expected to be collected by September 30, 2015.

The financial statements in this report have been prepared assuming that the Company will continue as a going concern, but due to recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

G.           COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In March 2013, the Company entered into an agreement with Aptiv Solutions to provide certain clinical research services in accordance with a master service agreement.  The Company will reimburse Aptiv for costs incurred.  In May and October of 2013, the Company made advance payments totaling $600,000. The funds advanced will be credited back in $150,000 annual increments from December 2014 through December 2017.  As of June 30, 2015, $150,000 of the deposits is classified as a current asset and the remaining $300,000 is classified as long-term.

In April 2013, the Company entered into a co-development and revenue sharing agreement with Ergomed.  Under the agreement, Ergomed will contribute up to $10 million towards the study in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount.  The Company accounted for the co-development and revenue sharing agreement in accordance with ASC 808 “Collaborative Arrangements”.  The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.” Therefore, the Company will record the discount on the clinical services as a credit to research and development expense on its Statements of Operations.  Since the Company entered into the co-development and revenue sharing agreement with Ergomed it has incurred research and development expenses of approximately $10.2 million related to Ergomed’s services.  This amount is net of Ergomed’s discount of approximately $3.6 million. During the nine and three months ended June 30, 2015, the Company recorded, net of Ergomed’s discount, approximately $4.9 million and $1.7 million respectively as research and development expense related to Ergomed’s services.  During the nine and three months ended June 30, 2014, the Company recorded, net of Ergomed’s discount, approximately $3.3 million and $1.4 million, respectively as research and development expense related to Ergomed’s services.

In October 2013, the Company entered into two co-development and profit sharing agreements with Ergomed.  One agreement supports the Phase 1 study being conducted at the Naval Medical Center, San Diego under a Cooperative Research and Development Agreement (CRADA) with the U.S. Navy for the development of Multikine as a potential treatment in HIV/HPV co-infected men and women with peri-anal warts.  The other agreement focuses on the development of Multikine in HIV/HPV co-infected women with cervical dysplasia. Ergomed will assume up to $3 million in clinical and regulatory costs for each study.

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

In an amended statement of claim, the Company asserted the claims set forth above as well as an additional claim for professional malpractice.  The arbitrator subsequently granted inVentiv’s motion to dismiss the professional malpractice claim based on the “economic loss doctrine” under New Jersey law, a legal doctrine that, under certain circumstances, prohibits bringing a negligence-based claim alongside a claim for breach of contract.  The arbitrator denied the remainder of inVentiv’s motion, which had sought to dismiss certain other aspects of the amended statement of claim.  In particular, the arbitrator rejected inVentiv’s argument that several aspects of the amended statement of claim were beyond the arbitrator’s jurisdiction.

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

The arbitration hearing on the merits (the “trial”) has been tentatively rescheduled for the fall of 2015. Given that this matter is at a preliminary stage, the Company is not in a position to predict or assess the likely outcome of these proceedings.

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

The Company was required to deposit the equivalent of one year of base rent in accordance with the contract.  When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company.  The $1,670,917 is included in non-current assets on June 30, 2015 and September 30, 2014.

The Company subleases a portion of its rental space on a month to month term lease, which requires a 30 day notice for termination. The Company receives $5,464 per month in rent for the subleased space.

The Company leases its research and development laboratory under a 60 month lease which expires February 28, 2017.  The operating lease includes escalating rental payments.  The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate of $11,360 per month.  As of June 30, 2015 and September 30, 2014, the Company has recorded a deferred rent liability of $6,870 and $6,387, respectively.

The Company leases office headquarters under a 36 month lease which expired on June 30, 2015.  The operating lease includes escalating rental payments.  The Company recognizes the related rent expense on a straight line basis over the full 36 month term of the lease at the rate $7,864 per month.  As of June 30, 2015 and September 30, 2014, the Company has recorded a deferred rent liability of $0 and $6,278, respectively.  On July 1, 2015, the operating lease was renewed for 5 years.  The terms of the new lease include escalating rental payments and a rental abatement period.  The Company will continue to recognize the rent expense on a straight line basis over the lease term.

The Company leased office equipment under a capital lease arrangement.  The term of the capital lease is 48 months and expires on September 30, 2016.  The monthly lease payment is $1,025.  The lease bears interest at approximately 6% per annum.

H.           PATENTS

No patent impairment charges were recorded during the nine and three months ended June 30, 2015.  For the nine and three months ended June 30, 2015, amortization of patent costs totaled $31,334 and $11,531, respectively. During the nine and three months ended June 30, 2014, the Company recorded patent impairment charges of $240 and $0, respectively.  For the nine and three months ended June 30, 2014, amortization of patent costs totaled $33,772 and $16,792, respectively. The Company estimates that future amortization expense will be as follows:

Three months ending September 30, 2015	$9,137
Year ending September 30:
2016	36,547
2017	36,547
2018	36,213
2019	34,510
2020	31,317
Thereafter	116,430
$300,701

I.           NET LOSS PER SHARE

The following tables provide the details of the basic and diluted loss per-share (LPS) computations:

	Nine Months Ended June 30, 2015
	Net Loss	Weighted Average Shares	LPS

Basic and dilutive LPS	$(24,830,691)	77,625,511	$(0.32)

	Three Months Ended June 30, 2015
	Net Loss	Weighted Average Shares	LPS

Basic LPS	$(4,429,137)	83,796,311	$(0.05)
Gain on derivatives	(1,100,760)	1,337,796

Dilutive LPS	$(5,529,897)	85,134,107	$(0.06)

	Nine Months Ended June 30, 2014
	Net Loss	Weighted Average Shares	LPS

Basic and dilutive LPS	$(21,261,925)	56,343,806	$(0.38)

	Three Months Ended June 30, 2014
	Net Loss	Weighted Average Shares	LPS

Basic LPS	$(2,444,480)	64,664,274	$(0.04)
Gain on derivatives	(4,467,776)

Dilutive loss per share	$(6,912,256)	64,664,274	$(0.11)

The calculation of diluted net loss per share excludes the following potentially dilutive securities because their inclusion would have been anti-dilutive as of June 30:

	2015	2014

Options and Warrants	38,786,333	39,601,505
Convertible Debt	1,871,283	276,014
Unvested Restricted Stock	15,100,000	-
Total	55,757,616	39,877,519

J.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were filed and determined there are no subsequent events that require disclosure.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company’s lead investigational therapy, Multikine® (Leukocyte Interleukin, Injection), is currently being tested in a Phase 3 clinical trial in advanced primary head and neck cancer. Multikine has been cleared by the regulators in eighteen countries around the world, including the U.S. FDA. Multikine is also being used in a Phase 1 study at the Naval Medical Center, San Diego under a CRADA with the U.S. Navy in HIV/HPV co-infected men and women with peri-anal warts.

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

The Company estimates the total remaining cash cost of the Phase 3 trial, with the exception of the parts that will be paid by its licensees, Teva Pharmaceuticals and Orient Europharma, to be approximately $22.1 million.  This is in addition to approximately $22.5 million which has been paid as of June 30, 2015.  This estimate is based on the information currently available in the Company’s contracts with the Clinical Research Organization responsible for managing the Phase 3 trial.  This number can be affected by the speed of enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen today.  It is therefore possible that the cost of the Phase 3 trial will be higher than currently estimated.

In April 2013, the Company announced that it has replaced the CRO running its Phase 3 clinical trial. This was necessary since the patient enrollment in the study dropped off substantially following a takeover of the CRO which caused most of the members of the CRO’s study team to leave the CRO.  The Company announced that it has hired two CRO’s who will manage the global Phase 3 study; Aptiv Solutions and Ergomed who are both international leaders in managing oncology trials. Both CRO’s have helped the Company expand the trial to over -80 clinical sites globally. As of June 30, 2015, the study has enrolled 488 patients.  The centers where the study is being conducted include two centers in Israel where the Company’s partner Teva Pharmaceuticals has the marketing rights, and nine centers in Taiwan where the Company’s partner Orient Europhama has the marketing rights.  The Company expects to see a further increase in the number of patients enrolled in the study at an accelerating pace as treating physicians gain experience with Multikine.

Although the Company is aiming to enroll 880 patients, the Phase 3 study requires a total of 784 evaluable patients.  The Company is estimating that such enrollment will be completed in March 2016. Following full enrollment of the study, the Company has to wait for 298 events (deaths) in the two comparator arms combined to determine if the Company has met the primary endpoint, which is a 10% increase in overall survival in the Multikine arm over the comparator arm. The Company estimates that the final data read-out of this Phase 3 clinical trial could occur by the second half of 2017 based on our enrollment projections and estimated survival curves provided in scientific literature.

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

During the nine months ended June 30, 2015, the Company’s cash increased by approximately $2,717,000.  Significant components of this increase include net proceeds from the sale of the Company’s stock of approximately $21,279,000 offset by net cash used to fund the Company’s regular operations, including its on-going Phase 3 clinical trial, of approximately $18,490,000, purchases of equipment of approximately $57,000, patent expenditures of approximately $9,000 and payments on capital leases of approximately $6,000. During the nine months ended June 30, 2014, the Company’s cash increased by approximately $14,244,000.  Significant components of this increase include net proceeds from the sale of the Company’s stock of approximately $28,429,000 and proceeds from the exercise of warrants of approximately $3,118,000 offset by net cash used to fund the Company’s regular operations, including its on-going Phase 3 clinical trial, of approximately $17,197,000, purchases of equipment of approximately $67,000, capitalized patent expenditures of approximately $33,000 and payments on the capital lease of approximately $6,000.

On May 28, 2015, the Company closed an underwritten public offering of 20,253,164 shares of common stock and 20,253,164 Series V warrants to purchase shares of common stock. The common stock and Series V warrants were sold at a combined per unit price of $0.79 for net proceeds of approximately $14.7 million, net of underwriting discounts and commissions and offering expenses.  The Series V warrants are immediately exercisable at a price of $0.79 and expire on May 28, 2020.

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

The Company incurred an additional $85,335 in offering costs related to the October 2014 offerings which were charged to additional paid in capital and netted against the cash proceeds.

As of June 30, 2015, the Company had a net tangible book value of $3,625,917, or $0.03 per share of common stock, based on 112,027,058 shares of common stock outstanding as of that date.

Results of Operations and Financial Condition

During the nine and three months ended June 30, 2015, grant and other income increased by approximately $527,000 and $373,000 compared to the nine and three months ended June 30, 2014.  The increase is primarily due to the timing of drug shipments to supply the Company’s partner in Taiwan and the grant income earned by the Company’s Small Business Innovation Research (SBIR) grant during the nine and three months ended June 30, 2015 compared to June 30, 2014.

During the nine and three months ended June 30, 2015, research and development expenses increased by approximately $2,956,000 and $1,239,000 compared to the nine and three months ended June 30, 2014.

During the nine and three months ended June 30, 2015, general and administrative expenses increased by approximately $4,476,000 and $449,000 compared to the nine and three months ended June 30, 2014. Major components of the increase include approximately $3,237,000 and $194,000, respectively, during the nine and three months ended June 30, 2015, in employee compensation costs related to the issuance of shareholder approved shares of restricted stock during the quarter ended September 30, 2014, and increased legal fees of approximately $1,210,000 and $325,000, respectively over the nine and three month periods primarily relating to the arbitration with the Company’s former CRO, as discussed in Note G – Commitments and Contingencies.

The gain on derivative instruments of approximately $1,809,000 and $4,429,000 for the nine and three months ended June 30, 2015 was the result of the change in fair value of the derivative liabilities during the period.  The loss on derivative instruments of approximately $1,054,000 for the nine months ended June 30, 2014 and the gain on derivative instruments of approximately $4,468,000 for the three months ended June 30, 2014 was the result of the change in fair value of the derivative liabilities during the period.  This change was caused by fluctuations in the share price of the Company’s common stock.

During the three months ended June 30, 2015, the Company recorded a loss on debt extinguishment of $641,276.  This amount was comprised of a $165,943 premium on the note payable held in a related party trust, and an additional expense of $475,333 relating to the modification of Series N warrants also held in the trust. The loss on debt extinguishment resulted from substantive modification of the terms under the note, including an extension of the expiration date and a decrease in the interest rate, and an extension of the expiration date on the warrants.

Interest expense was approximately $125,000 and $42,000, respectively, for the nine and three months ended June 30, 2015 and consisted primarily of interest expense on the loan from the Company’s president. Interest expense was approximately $122,000 and $42,000, respectively, for the nine and three months ended June 30, 2014 and consisted primarily of interest expense on the loan from the Company’s president.

Research and Development Expenses

The Company’s research and development efforts involved Multikine and LEAPS.  The table below shows the research and development expenses associated with each project.

	Nine months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014

MULTIKINE	$15,207,126	$12,347,711	$5,558,700	$4,361,366
LEAPS	375,807	279,558	133,868	92,364

TOTAL	$15,582,933	$12,627,269	$5,692,568	$4,453,730

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has a loan from a trust controlled by the Chief Executive Officer that bears interest at 9%.  The interest rate was lowered to 9% effective July 7, 2015.  The Company does not believe that it has any significant exposures to market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2015.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Chief Executive and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the first nine months of fiscal year 2015.  There was no change in the Company’s internal control over financial reporting during the nine months ended June 30, 2015.

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Restricted Stock

During the nine months ended June 30, 2015 the Company issued 127,000 shares of common stock to consultants for investor relations services.

The Company relied upon the exemption provided by Section 4(2) of the Securities Act of 1933 with respect to the issuance of these shares.  The persons who acquired these shares were sophisticated investors and were provided full information regarding our business and operations.  There was no general solicitation in connection with the offer or sale of these securities.  The persons who acquired these shares acquired them for their own accounts.  The certificate representing these shares bear restricted legends providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration.  No commission or other form of remuneration was given to any person in connection with the issuance of these shares.

Item 6.   (a)    Exhibits

Number	Exhibit

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEL-SCI CORPORATION

Date: August 7, 2015	By:	/s/ Geert Kersten
Geert Kersten, Principal Executive Officer*

*  Also signing in the capacity of the Principal Accounting and Financial Officer.