Form 10-K
period 2015-09-30
CEL SCI CORP
filed 2015-12-11
CIK 725363

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015.

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

Large accelerated filer  [ ]                                                                                                      Accelerated filer  [ X]

Non-accelerated filer  [ ]   (Do not check if a smaller reporting company)                                                                                                                     Smaller reporting company  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  [  ] Yes   [X] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2015, as quoted on the NYSE MKT, was $78,346,298.

As of December 2, 2015, the Registrant had 129,972,144 issued and outstanding shares of common stock.

Documents Incorporated by Reference:   None

PART I

ITEM 1.  BUSINESS

CEL-SCI is focused on finding the best way to activate the immune system to fight cancer and infectious diseases. CEL-SCI believes that the best results can be achieved by giving its cancer immunotherapy drug before surgery, radiation and chemotherapy, at a time when the immune system is much stronger.  Other cancer immunotherapies are typically given after these conventional treatments.

CEL-SCI’s lead investigational therapy Multikine® (Leukocyte Interleukin, Injection) is currently in a pivotal Phase 3 clinical trial against advanced primary (not yet treated) head and neck cancer, for which CEL-SCI has received Orphan Drug Status from the U.S. FDA. If the primary endpoint of the FDA study is achieved, the results will be used to support applications to regulatory agencies around the world for worldwide commercial marketing approvals as a first line cancer therapy. Additional clinical indications for Multikine include cervical dysplasia in HIV/HPV co-infected women, for which a Phase 1 study was successfully concluded; and the treatment of peri-anal warts in HIV/HPV co-infected men and women, for which a Phase 1 trial is now underway in conjunction with the U.S. Naval Medical Center, San Diego under a Cooperative Research and Development Agreement, and at University of California, San Francisco, or UCSF.

CEL-SCI’s immune therapy, Multikine, is designed to be used in a different way than immune therapy is normally used.  It is designed to be administered locally to treat local tumors before any other therapy has been administered. For example, in the ongoing Phase 3 clinical trial, Multikine is injected locally at the site of the tumor and near the adjacent draining lymph nodes as a first line of treatment before surgery, radiation and/or chemotherapy because that is when the immune system is thought to be strongest. The goal is to help the intact immune system recognize and kill the micro metastases that usually cause recurrence of the cancer.  In short, CEL-SCI believes that local administration and administration before weakening of the immune system by chemotherapy and radiation will result in in better anti-tumor response than if Multikine were administered as a second- or later-line therapy.  In clinical studies of Multikine, administration of the investigational therapy to head and neck cancer patients has demonstrated the potential for less or no appreciable toxicity.

CEL-SCI’s focus on HPV is not the development of an antiviral against HPV in the general population.  Instead, it is on developing an immunotherapy product candidate designed to be administered to patients who are immune-suppressed by other diseases, such as HIV, and who are therefore less able or unable to control HPV and its resultant or co-morbid diseases.  This group of patients have limited treatment options available to them.  HPV is also relevant to the head and neck cancer Phase 3 study since it is now known that HPV is a cause of head and neck cancer.  Multikine was shown to kill HPV in an earlier study of HIV infected women with cervical dysplasia.

CEL-SCI is also developing its pre-clinical L.E.A.P.S. (Ligand Epitope Antigen Presentation System) technology for the potential treatment of pandemic influenza in hospitalized patients (LEAPS-H1N1-DC) and as a potential vaccine for the treatment of rheumatoid arthritis (CEL-2000 and CEL-4000). The investigational immunotherapy LEAPS-H1N1-DC treatment involves non-changing regions of H1N1 Pandemic Flu (www.jci.org/articles/view/67550), Avian Flu (H5N1), and the Spanish Flu, as CEL-SCI scientists are very concerned about the possible emergence of a new more virulent hybrid virus through the combination of H1N1 and Avian Flu, or possibly Spanish Flu.

CEL-SCI Corporation was formed as a Colorado corporation in 1983. CEL-SCI’s principal office is located at 8229 Boone Boulevard, Suite 802, Vienna, VA 22182with two facilities in/near Baltimore, Maryland.    CEL-SCI’s telephone number is 703-506-9460 and its website is www.cel-sci.com. CEL-SCI does not incorporate the information on its website into this report, and you should not consider it part of this report.

CEL-SCI makes its electronic filings with the Securities and Exchange Commission (SEC), including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports available on its website free of charge as soon as practicable after they are filed or furnished to the SEC.

CEL-SCI’S PRODUCTS

CEL-SCI is dedicated to research and development directed at improving the treatment of cancer and other diseases by using the immune system, the body’s natural defense system. CEL-SCI is currently focused on the development of the following product candidates and technologies:

1)
Multikine (an investigational immunotherapy under development for the potential treatment of certain head and neck cancers, and anal warts or cervical dysplasia in human immunodeficiency virus, or HIV, and human papillomavirus, or HPV, co-infected patients;

2)
L.E.A.P.S. (Ligand Epitope Antigen Presentation System) technology, or LEAPS, with two investigational therapies, LEAPS-H1N1-DC, a product candidate under development for the potential treatment of pandemic influenza in hospitalized patients, and CEL-2000 and CEL-4000, vaccine product candidates under development for the potential treatment of rheumatoid arthritis.

MULTIKINE

CEL-SCI’s lead investigational therapy, Multikine, is currently being developed as a potential therapeutic agent directed at using the immune system to produce an anti-tumor immune response. Data from Phase 1 and Phase 2 clinical trials suggest that Multikine simulates the activities of a healthy person’s immune system, enabling it to use the body’s own anti-tumor immune response. Multikine is the trademark that CEL-SCI has registered for this investigational therapy, and this proprietary name is subject to review by the U.S. Food and Drug Administration, or FDA, in connection with CEL-SCI’s future anticipated regulatory submission for approval.  Multikine has not been licensed or approved for sale, barter or exchange by the FDA or any other regulatory agency. Neither has its safety or efficacy been established for any use.

Multikine is an immunotherapy product candidate comprised of a patented defined mixture of 14 human natural cytokines and is manufactured in a proprietary manner in our manufacturing facility. CEL-SCI spent over 10 years and more than $80 million developing and validating the manufacturing process. The pro-inflammatory cytokine mixture includes interleukins, interferons, chemokines and colony-stimulating factors, which contain elements of the body’s natural mix of defenses against cancer.

Multikine is designed to be used in a different way than immune therapy is normally used.  It is designed to be administered locally to treat local tumors before any other therapy has been administered.  For example, in the ongoing Phase 3 clinical trial, Multikine is injected locally at the site of the tumor and near the adjacent draining lymph nodes as a first line of treatment before surgery, radiation and/or chemotherapy because that is when the immune system is thought to be strongest. The goal is to help the intact immune system recognize and kill the micro metastases that usually cause recurrence of the cancer.  In short, CEL-SCI believes that local administration and administration before weakening of the immune system by chemotherapy and radiation will result in better anti-tumor response than if Multikine were administered as a second- or later-line therapy. In clinical studies of Multikine, administration of the investigational therapy to head and neck cancer patients has demonstrated the potential for less or no appreciable toxicity

Source: Adapted from Timar et al., Journal of Clinical Oncology 23(15) May 20, 2005

The first indication we are pursuing for our Multikine product candidate is an indication for neoadjuvant therapy in patients with squamous cell carcinoma of the head and neck, or SCCHN.  Multikine investigational immunotherapy was granted Orphan Drug designation for neoadjuvant therapy in patients with SCCHN by the FDA in the United States. SCCHN is a type of head and neck cancer, and CEL-SCI believes that the head and neck cancer market, in the aggregate, represents a large, unmet medical need. The last FDA approval of a therapy for the treatment of advanced primary head and neck cancer was over 50 years ago. In the aggregate, head and neck cancer represents about 6% of the world’s cancer cases, with over 650,000 patients diagnosed worldwide each year, and nearly 60,000 patients diagnosed annually in the United States.

Current Status of Ongoing Phase 3 Clinical Trial

Regulatory authorities in 24 countries around the world, including the FDA in the United States, have allowed Multikine to be studied in a global Phase 3 clinical trial as a potential neoadjuvant therapy in patients with SCCHN.  This trial is currently primarily under the  management of two clinical research organizations, or CROs, ICON Inc. (formerly known as Aptiv), or ICON, and Ergomed Clinical Research Limited, or Ergomed.

Ergomed is responsible for new patient enrollment. Enrollment has increased greatly since the transfer of the study to the new CROs.  The following chart depicts the number of patients enrolled per month since the transfer to the new CROs.

The primary endpoint of the Phase 3 head and neck cancer study is achieved when a 10% increase is observed in overall survival in the investigational immunotherapy Multikine,  including the administration of CIZ(1), plus Standard of Care (surgery + Radiotherapy or Chemoradiotherapy) Arm over the Control comparator (Standard of Care alone) Arm.  The final determination whether this endpoint has been successfully reached can only be determined when 298 events (deaths) have occurred in the combined comparator arms of the study.  CEL-SCI is currently aiming to enroll 880 patients in order to be able to have 784 evaluable patients for the per-protocol analysis.  It should be noted that the total number of patients enrolled is not a key determinant in this study.  Rather, the number of death events is, since the study derives its power solely from the death events in the study.  If there is any change in the rate of death estimated from survival curves provided in the scientific literature, the number of patients in the study may be decreased or increased so that the number of events (deaths) in the study can be observed in a timely manner.  In addition, if the death rate observed in the study is lower than that which was anticipated at the onset of the study, the study length may be affected.  Currently, CEL-SCI is estimating that the enrollment of 880 patients will be completed in the summer of 2016.

(1)	CIZ = low dose (non-chemotherapeutic) of cyclophosphamide, indomethacin and Zinc-multivitamins) all of which are thought to enhance Multikine activity

A total of 635 have been enrolled in the study as of November 30, 2015.  The former CRO had enrolled 117 patients who are included in the number above.  About 100 of these 117 patients enrolled during the tenure of the former CRO as the global manager of the Phase 3 clinical trial will likely not be considered to be evaluable subjects at the close of the study.  CEL-SCI is currently engaged in a contract dispute alleging that the former CRO failed to comply with the protocol for the Phase 3 clinical trial.  Assuming that all of these patients must be replaced, CEL-SCI estimates that it could take approximately two to three additional months to do so at the end of the scheduled enrollment period.

CEL-SCI estimates that the total remaining cost of the Phase 3 clinical trial, excluding any costs that will be paid by CEL-SCI’s partners, will be approximately $21.6 million after September 30, 2015.  This is in addition to the approximately $25 million that CEL-SCI has spent on the trial as of September 30, 2015.  This estimate is based on information currently available under the contracts with the CROs responsible for managing the Phase 3 clinical trial. This number may be affected by the rate of patient enrollment, rate and speed of deaths, foreign currency exchange rates and many other factors, some of which cannot be foreseen today. It is therefore possible that the cost of the Phase 3 clinical trial will be higher than currently estimated.

The current standard of care, or SOC, treatment regimen for advanced primary head and neck cancer patients consist of surgical resection of the tumor and involved lymph nodes followed by either radiotherapy alone or radiotherapy and concurrent chemotherapy.  Our ongoing Phase 3 clinical trial is testing the hypothesis that Multikine treatment, administered prior to such SOC treatment regimen, will extend overall survival, enhance the local/regional control of the disease and reduce the rate of disease progression in patients with squamous cell carcinoma of the head and neck.

The primary clinical endpoint in CEL-SCI's ongoing Phase 3 clinical trial is the achievement of a 10% improvement in overall survival in the Multikine plus SOC treatment arm over that which is achieved in the SOC treatment arm alone (all subjects in the Phase 3 study will receive SOC).  Based on what is presently known about the current survival statistics for this population, CEL-SCI believes that achievement of this endpoint should enable CEL-SCI, subject to further consultations with the FDA, to move forward, prepare and submit a Biologic License Application, or BLA, to the FDA for Multikine as neoadjuvant therapy in patients with SCCHN.

In the Phase 3 clinical trial, Multikine is administered to cancer patients prior to their receiving any conventional treatment for cancer, including surgery, radiation and/or chemotherapy.    This could be shown to be important because conventional therapy may weaken the immune system and may compromise the potential effect of immunotherapy. Because Multikine is given before conventional cancer therapy, when the immune system may be more intact, CEL-SCI believes the possibility exists for it to have a greater likelihood of activating an anti-tumor immune response under these conditions. This likelihood is one of the clinical aspects being evaluated in the ongoing global Phase 3 clinical trial.

Throughout the course of the Phase 3 study thus far, an Independent Data Monitoring Committee, or IDMC, has met periodically to review safety data from the Phase 3 study, and the IDMC is expected to continue doing so throughout the remainder of the Phase 3 study.  At the various points in the study thus far at which the IDMC has completed review of the safety data it has indicated that no safety signals have been identified thus far in the Phase 3 study that would call into question the benefit/risk of continuing the study and has recommended that the Phase 3 study continue. Ultimately, the decision as to whether a drug is safe, and whether it is effective, is made by the FDA and other regulatory authorities based upon an assessment of all of the data from an entire drug development program submitted in an application for marketing approval.

Follow-Up Analysis of Overall Survival in Phase 2 Patients

Prior to starting the Phase 3 study, CEL-SCI had tested Multikine in over 200 patients.  The following is a summary of results from CEL-SCI’s last Phase 2 study conducted with Multikine.  This study employed the same treatment protocol as is being followed in CEL-SCI’s Phase 3 study:

•
Reported improved survival: In a follow-up analysis of the Phase 2 clinical study population, which used the same dosage and treatment regimen as is being used in the Phase 3 study, head and neck cancer patients with locally advanced primary disease who received the investigational therapy Multikine as first-line investigational therapy followed by surgery and radiotherapy were reported by the clinical investigators to have had a 63.2% overall survival, or OS, rate at a median of 3.33 years from surgery. This percentage of OS was arrived at as follows: of the 21 subjects enrolled in the Phase 2 study, the consent for the survival follow-up portion of the study was received from 19 subjects. OS was calculated using the entire treatment population that consented to the follow-up portion of the study (19 subjects), including two subjects who, as later determined by three pathologists blinded to the study, did not have oral squamous cell carcinoma, or OSCC.  These two subjects were thus not evaluable per the protocol and were not included in the pathology portion of the study for purposes of calculating complete response rate, as described below, but were included in the OS calculation. The overall survival rate of subjects receiving the investigational therapy in this study was compared to the overall survival rate that was calculated based upon a review of 55 clinical trials conducted in the same cancer population (with a total of 7,294 patients studied), and reported in the peer reviewed scientific literature between 1987 and 2007. Review of this literature showed an approximate survival rate of 47.5% at 3.5 years from treatment. Therefore, the results of CEL-SCI's final Phase 2 study were considered to be potentially favorable in terms of overall survival recognizing the limitations of this early-phase study. It should be noted that an earlier investigational therapy Multikine study appears to lend support to the overall survival findings described above - Feinmesser et al Arch Otolaryngol. Surg. 2003. However, no definitive conclusions can be drawn from these data about the potential efficacy or safety profile of this investigational therapy. Moreover, further research is required, and these results must be confirmed in the Phase 3 clinical trial of this investigational therapy that is currently in progress. Subject to completion of that Phase 3 clinical trial and the FDA’s  review and acceptance of CEL-SCI's entire data set on this investigational therapy, CEL-SCI believes that these early-stage clinical trial results indicate the potential for the Multikine product candidate to become a treatment for advanced primary head and neck cancer, if approved.

•
Reported average of 50% reduction in tumor cells in Phase 2 trials (based on 19 patients evaluable by pathology, having OSCC): The clinical investigators who administered the three week Multikine treatment regimen used in the Phase 2 study reported that, as was determined in a controlled pathology study, Multikine administration appeared to have caused, on average, the disappearance of about half of the cancer cells present at surgery (as determined by histopathology assessing the area of Stroma/Tumor (Mean+/- Standard Error of the Mean of the number of cells counted per filed)) even before the start of standard therapy, which normally includes surgery, radiation and chemotherapy (Timar et al JCO 2005).

•
Reported 10.5% complete response in the final Phase II trial (based on 19 patients evaluable by pathology, having OSCC): The clinical investigators who administered the three-week Multikine investigational treatment regimen used in the Phase 2 study reported that, as was determined in a controlled pathology study, the tumor apparently was no longer present (as determined by histopathology) in approximately 10.5% of evaluable patients with OSCC (Timar et al JCO 2005).  In the original study, 21 subjects received Multikine, two of which were later excluded, as subsequent analysis by three pathologists blinded to the study revealed that these two patients did not have OSCC. Two subjects in this study had a complete response, leaving a reported complete response rate of two out of 19 assessable subjects with OSCC (or 10.5%) (Timar et al JCO 2005).

•
Adverse events reported in clinical trials: In clinical trials conducted to date with the Multikine investigational therapy, adverse events which have been reported by the clinical investigators as possibly or probably related to Multikine administration included pain at the injection site, local minor bleeding and edema at the injection site, diarrhea, headache, nausea, and constipation.

Subsequently, an analysis on the 21 subjects originally treated with Multikine in the study to evaluate overall survival was conducted, as described above.  In connection with the follow-up portion of the study for overall survival, CEL-SCI also conducted an unreported post-hoc analysis of complete response rate in the study population, which included subjects who provided consent for the follow-up and who also had OSCC. Two out of the 21 subjects did not re-consent for follow-up, and two of the remaining 19 subjects were excluded from the post-hoc complete response rate analysis as they had previously been determined by pathology analysis to not have OSCC.  The two complete responders with OSCC both consented to the follow-up study.  Therefore, the post-hoc analysis of complete response was based on a calculation of the two complete responders out of 17 evaluable subjects who consented to the follow-up analysis and who also had OSCC (or 11.8%).

Furthermore, CEL-SCI reported an overall response rate of 42.1% based on the number of evaluable patients who experienced a favorable response to the treatment, including those who experienced minor, major and complete responses. Out of the 19 evaluable patients, two experienced a complete response, two experienced a major response, and four experienced a minor response to treatment. Thus, CEL-SCI calculated the number of patients experiencing a favorable response as eight patients out of 19 (or 42.1%) (Timar et al, JCO 2005).

The clinical significance of these and other data, to date, from the multiple Multikine clinical trials is not yet known. These preliminary clinical data do suggest the potential to demonstrate a possible improvement in the clinical outcome for patients treated with Multikine.

Peri-Anal Warts and Cervical Dysplasia in HIV/HPV Co-Infected Patients

HPV is a very common sexually transmitted disease in the United States and also other parts of the world. It can lead to cancer of the cervix, penis, anus, esophagus and head and neck. Our focus in HPV, however, is not on developing an antiviral for the potential treatment or prevention of HPV in the general population. Instead, the focus is on developing an immunotherapy product candidate designed to be administered to patients who are immune-suppressed by other diseases, such as HIV, and who are therefore less able or unable to control HPV and its resultant or co-morbid diseases.  Such patients have limited treatment options available to them.

One condition that is commonly associated with both HIV and HPV is the occurrence of anal intraepithelial dysplasia, or AIN, and anal and genital warts. The incidence of AIN in HIV-infected people is estimated to be about 25%.  The incidence of anal HPV infection in HIV-infected men who have sex with men, or MSM, is estimated to be as high as 95%. In the aggregate, the United States and Europe have about 875,000 HIV-infected patients with AIN (assuming AIN prevalence of approximately 25% of the aggregate HIV-infected population). Persistent HPV infection in the anal region is thought to be responsible for up to 80% of anal cancers, and men and women who are HIV positive have a 30-fold increase in their risk of anal cancer.  Persistent HPV infection can also be a precursor to cervical cancer, as well as certain head and neck cancers.

In October 2013, CEL-SCI announced a cooperative research and development agreement, or CRADA, with the U.S. Naval Medical Center, San Diego, or the USNMC.  Pursuant to this agreement, the USNMC will conduct a Phase 1 study, approved by the Human Subjects Institutional Review Board, of CEL-SCI’s investigational immunotherapy, Multikine, in HIV/HPV co-infected men and women with peri-anal warts.  The purpose of this study is to evaluate the safety and clinical impact of Multikine as a potential treatment of peri-anal warts and assess its effect on AIN in HIV/HPV co-infected men and women.

Pursuant to the CRADA, CEL-SCI is contributing Multikine for use in this Phase 1 study, and CEL-SCI will retain all rights to any currently-owned technology and will have the right to exclusively license any new technology developed from the collaboration. In October 2013, CEL-SCI also entered into a co-development and profit sharing agreement with Ergomed for development of Multikine as a potential treatment of HIV/HPV co-infected men and women with peri-anal warts.  This agreement will initially be in support of the development with the USNMC.

In September 2014, CEL-SCI announced that the first volunteer patient had been enrolled and administered Multikine in this Phase 1 study, which is currently ongoing.  In July 2015, CEL-SCI added an additional site and Key Opinion Leader, or KOL, to the ongoing Phase 1 study.

The treatment regimen for this Phase 1 study of up to 15 HIV/HPV co-infected patient volunteers with peri-anal warts, being conducted by the USNMC, is identical to the regimen that was used in an earlier Institutional Review Board-approved Multikine Phase 1 study in HIV/HPV co-infected patients, which was conducted at the University of Maryland. In that study, the Multikine investigational therapy was administered to HIV/HPV co-infected women with cervical dysplasia, resulting in visual and histological evidence of clearance of lesions in three out of the eight subjects.

Furthermore, in this earlier Phase 1 study, the number of  HPV viral sub-types in three volunteer subjects tested were reduced post-treatment with Multikine, as opposed to pre-treatment, as determined by in situ polymerase chain reaction performed on tissue biopsy collected before and after Multikine treatment. As reported by the investigators in the earlier study, the study volunteers all appeared to tolerate the treatment with no reported serious adverse events.

In October 2013, CEL-SCI entered into a co-development and profit sharing agreement with Ergomed for to continue the development of Multikine in HIV/HPV co-infected women with cervical dysplasia to continue the work conducted at the University of Maryland.

Development Agreements for Multikine

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

In consideration for the rights granted by CEL-SCI to PLIVA under the joinder agreement, CEL-SCI will be paid by PLIVA (in U.S. dollars):

•	$100,000 upon European Medicines Agency ("EMA") grant of Marketing Authorization for Multikine;

•	$50,000 upon Croatia’s grant of reimbursement status for Multikine in Croatia; and

•	$50,000 upon Serbia’s grant of reimbursement status for Multikine in Serbia.

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

The agreement requires Orient Europharma to fund 10% of the cost of the clinical trials needed to obtain marketing approvals in these countries for head and neck cancer, naso-pharyngeal cancer and potentially cervical cancer.  Orient Europharma has signed nine centers in Taiwan where it has enrolled patients as part of the ongoing Phase 3 Multikine clinical trial and has made further financial contributions towards the cost of the ongoing Phase 3 clinical trial.  If Multikine is approved for sale, Orient Europharma will purchase Multikine from CEL-SCI for 35% of the gross selling price in each country. Orient Europharma is obligated to use the same diligent efforts to develop, register, market, sell and distribute Multikine in the territory as with its own products or other licensed products.

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

INTELLECTUAL PROPERTY

Patents and other proprietary rights are essential to CEL-SCI’s business. CEL-SCI files patent applications to protect its technologies, inventions and improvements to its inventions that CEL-SCI considers important to the development of its business. CEL-SCI files for patent registration in the United States and in key foreign markets.  CEL-SCI’S intellectual property portfolio covers its proprietary technologies, including Multikine and LEAPS, by multiple issued patents and pending patent applications.

Multikine is protected by a US patent, which is a composition-of-matter patent issued in May 2005 that, in its current format, expires in 2024.  Additional composition-of-matter patents for Multikine have been issued in Germany (issued in June 2011 and currently set to expire in 2025), China (issued in May 2011 and currently set to expire in 2024), Japan (issued in November 2012 and currently set to expire in 2025), and Europe (issued in September 2015 and currently set to expire in 2025).

CEL-SCI has two patent applications pending in Europe for Multikine, which, if issued, would extend protection through 2026, subject to any potential patent term extensions. In addition to the patents and applications that offer certain protections for Multikine, the method of manufacture for Multikine, a complex biological product, is held by CEL-SCI as trade secret.

LEAPS is protected by patents in the United States issued in February 2006, April 2007, and August 2007.   The LEAPS patents, which expire in 2021, 2022 and 2021, respectively, include overlapping claims, with composition of both matter (new chemical entity), process and methods-of-use, to maximize and extend the coverage in their current format.  Additional patent applications are pending in the United States and Europe that could offer protection through 2034.

CEL-SCI has six patent applications pending in the United States and one in Europe for LEAPS, which, if issued, would extend protection through 2034, subject to any potential patent term extensions.  One pending U.S. application is a joint application with Northeast Ohio Medical University (“Neoucom”). If granted, CEL-SCI will share the ability to use the patent, unless CEL-SCI licenses the rights to the patent application and any ensuing patent from Neoucom.

As of December 1, 2015, there were no contested proceedings and/or third party claims with respect to CEL-SCI’s patents or patent applications.

MANUFACTURING FACILITY

Before starting the Phase 3 clinical trial, CEL-SCI needed to build a dedicated manufacturing facility to produce Multikine.  This facility has been completed and validated, and has produced several clinical lots for the Phase 3 clinical trial.  The facility has also passed review by a European Union Qualified Person on several occasions.

CEL-SCI’s lease on the manufacturing facility expires on October 31, 2028. CEL-SCI completed validation of its new manufacturing facility in January 2010.  The state-of-the-art facility is being used to manufacture Multikine for CEL-SCI’s Phase 3 clinical trial.  In addition to using this facility to manufacture Multikine, CEL-SCI, only if the facility is not being used for Multikine, may offer the use of the facility as a service to pharmaceutical companies and others, particularly those that need to “fill and finish” their drugs in a cold environment (4 degrees Celsius, or approximately 39 degrees Fahrenheit). Fill and finish is the process of filling injectable drugs in a sterile manner and is a key part of the manufacturing process for many medicines. However, priority will always be given to Multikine as management considers the Multikine supply to the clinical studies and preparation for a final marketing approval to be more important than offering fill and finish services.  See Item 2 of this report for more information concerning the terms of this lease.

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

On July 15, 2014 CEL-SCI announced that it has been awarded a Phase 1 Small Business Innovation Research (SBIR) grant in the amount of $225,000 from the National Institute of Arthritis Muscoskeletal and Skin Diseases, which is part of the National Institutes of Health.  The grant is funding the further development of CEL-SCI’s LEAPS technology as a potential treatment for rheumatoid arthritis, an autoimmune disease of the joints.  The work is being conducted at Rush University Medical Center in Chicago, Illinois in the laboratories of Tibor Glant, MD, Ph.D., The Jorge O. Galante Professor of Orthopedic Surgery; Katalin Mikecz, MD, Ph.D. Professor of Orthopedic Surgery & Biochemistry; and Allison Finnegan, Ph.D. Professor of Medicine.

With the support of the SBIR grant, CEL-SCI is developing two new drug candidates, CEL-2000 and CEL-4000, as potential rheumatoid arthritis therapeutic vaccines.  The data from animal studies using the CEL-2000 treatment vaccine demonstrated that it could be used as an effective treatment against rheumatoid arthritis with fewer administrations than those required by other anti-rheumatoid arthritis treatments currently on the market for arthritic conditions associated with the Th17 signature cytokine TNF-a. The data for CEL-4000 indicates it could be effective against rheumatoid arthritis cases where a Th1 signature cytokine (IFN-γ) is dominant. CEL-4000 and CEL-2000 have the potentially to be a more disease-specific therapy, significantly less expensive, act at an earlier step in the disease process than current therapies and may be useful in patients not responding to existing rheumatoid arthritis therapies. CEL-SCI believes this represents a large unmet medical need in the rheumatoid arthritis market.

In March 2015, CEL-SCI and its collaborators published a review article on vaccine therapies for rheumatoid arthritis based in part on work supported by the SBIR grant.  The article is entitled “Rheumatoid arthritis vaccine therapies: perspectives and lessons from therapeutic Ligand Epitope Antigen Presentation System vaccines for models of rheumatoid arthritis” and was published in Expert Rev. Vaccines 1 - 18 and can be found at http://www.ncbi.nlm.nih.gov/ pubmed/25787143.

In August 2012, Dr. Zimmerman gave a Keynote presentation at the OMICS 2nd International Conference on Vaccines and Vaccinations in Chicago.  This presentation showed how the LEAPS peptides administered altered only select cytokines specific for each disease model, thereby improving the status of the test animals and even preventing death and morbidity.

These results support the growing body of evidence that provides for its mode of action by a common format in these unrelated conditions by regulation of Th1 (e.g., IL12 and IFN-γ) and their action on reducing TNF-a and other inflammatory cytokines as well regulation of antibodies to these disease associated antigens.  This was also illustrated by a schematic model showing how these pathways interact and result in the overall effect of protection and regulation of cytokines in a beneficial manner.

In February 2010, CEL-SCI announced that its CEL-2000 vaccine demonstrated that it was able to block the progression of rheumatoid arthritis in a mouse model, where a Th17 signature cytokine (TNF-a) is dominant.  The results were published in the scientific peer-reviewed Journal of International Immunopharmacology (online edition) in an article titled “CEL-2000: A Therapeutic Vaccine for Rheumatoid Arthritis Arrests Disease Development and Alters Serum Cytokine / Chemokine Patterns in the Bovine Collagen Type II Induced Arthritis in the DBA Mouse Model” Int Immunopharmacol. 2010 Apr; 10(4):412-21 http://www. ncbi.nlm.nih.gov/pubmed/20074669.

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

In July 2013, CEL-SCI announced the publication of the results of influenza studies by researchers from the NIAID in the Journal of Clinical Investigation (www.jci.org/articles/view/67550).  The studies described in the publication show that when CEL-SCI’s investigational J-LEAPS Influenza Virus treatments were used “in vitro” to activate DCs, these activated DCs, when injected into influenza infected mice, arrested the progression of lethal influenza virus infection in these mice.  The work was performed in the laboratory of Dr. Subbarao.

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

Risks Related to CEL-SCI

CEL-SCI has incurred significant losses since inception, and CEL-SCI anticipates that it will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

CEL-SCI has a history of net losses and expects to incur substantial losses and have negative operating cash flow for the foreseeable future, and may never achieve or maintain profitability.  Since the date of its formation and through September 30, 2015, CEL-SCI incurred net losses of approximately $274 million. CEL-SCI has relied principally upon the proceeds of the public and private sales of its securities to finance the activities to date. To date, CEL-SCI has not commercialized any products or generated any revenue from the sale of products, and CEL-SCI does not expect to generate any product revenue for the foreseeable future. CEL-SCI does not know whether or when it will generate product revenue or become profitable.

CEL-SCI is heavily dependent on the success of Multikine which is under clinical development. CEL-SCI cannot be certain that Multikine will receive regulatory approval or be successfully commercialized even if CEL-SCI receives regulatory approval. Multikine is the only product candidate in late-stage clinical development, and its business currently depends heavily on its successful development, regulatory approval and commercialization. CEL-SCI has no drug products for sale currently and may never be able to develop approved and marketable drug products.

Even if CEL-SCI succeeds in developing and commercializing one or more of its product candidates, CEL-SCI expects to continue to incur significant operating and capital expenditures and anticipates that its expenses will increase substantially in the foreseeable future as CEL-SCI:

•	continues to undertake preclinical development and clinical trials for product candidates;

•	seeks regulatory approvals for product candidates;

•	implements additional internal systems and infrastructure; and

•	hires additional personnel.

To become and remain profitable, CEL-SCI must succeed in developing and commercializing the product candidates which must generate significant revenue. This will require CEL-SCI to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of its product candidates, discovering or acquiring additional product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which CEL-SCI may obtain regulatory approval. CEL-SCI is only in the preliminary stages of most of these activities. CEL-SCI may never succeed in these activities and, even if it is successful in these areas, may never generate revenue that is significant enough to achieve profitability.

Even if CEL-SCI does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis. The failure to become and remain profitable could depress the value of CEL-SCI and could impair its ability to raise capital, expand its business, maintain research and development efforts, diversify product offerings or even continue in operation. A decline in the value of CEL-SCI could cause its stockholders to lose all or part of their investment.

CEL-SCI will require substantial additional capital to remain in operation. A failure to obtain this necessary capital when needed could force CEL-SCI to delay, limit, reduce or terminate the product candidates’ development or commercialization efforts.

As of September 30, 2015, CEL-SCI had cash and cash equivalents of $5.7 million.  CEL-SCI believes that it will continue to expend substantial resources for the foreseeable future developing Multikine, LEAPS and any other product candidates or technologies that it may develop or acquire. These expenditures will include costs associated with research and development, potentially obtaining regulatory approvals and having the products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of the current and anticipated clinical trials is highly uncertain, CEL-SCI cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of the product candidates.

CEL-SCI’s future capital requirements depend on many factors, including:

•	the rate of progress of, results of and cost of completing Phase 3 clinical development of Multikine for the treatment of certain head and neck cancers;

•	the results of the applications to and meetings with the FDA, the EMA and other regulatory authorities and the consequential effect on operating costs;

•
assuming favorable Phase 3 clinical results, the cost, timing and outcome of the efforts to obtain marketing approval for Multikine in the United States, Europe and in other jurisdictions, including the preparation and filing of regulatory submissions for Multikine with the FDA, the EMA and other regulatory authorities;

•
the scope, progress, results and costs of additional preclinical, clinical, or other studies for additional indications for Multikine, LEAPS and other product candidates and technologies that CEL-SCI may develop or acquire;

•	the timing of, and the costs involved in, obtaining regulatory approvals for LEAPS if clinical studies are successful;

•
the cost and timing of future commercialization activities for the products if any of the product candidates are approved for marketing, including product manufacturing, marketing, sales and distribution costs;

•	the revenue, if any, received from commercial sales of the product candidates for which CEL-SCI receives marketing approval;

•	the cost of having the product candidates manufactured for clinical trials and in preparation for commercialization;

•	the ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•
the costs involved in preparing, filing and prosecuting patent applications and maintaining, defending and enforcing the intellectual property rights, including litigation costs, and the outcome of such litigation; and

•	the extent to which CEL-SCI acquires or licenses other products or technologies.

Based on the current operating plan, and absent any future financings or strategic partnerships, CEL-SCI believes that the existing cash and cash equivalents and investments will be sufficient to fund the projected operating expenses and capital expenditure requirements well into fiscal 2016. However, the operating plan may change as a result of many factors currently unknown to CEL-SCI, and CEL-SCI may need additional funds sooner than planned. Additional funds may not be available when CEL-SCI needs them on terms that are acceptable to CEL-SCI, or at all. If adequate funds are not available to CEL-SCI on a timely basis, CEL-SCI may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for Multikine, LEAPS, or any other product candidates or technologies that CEL-SCI develops or acquires, or delay, limit, reduce or terminate the establishment of sales and marketing capabilities or other activities that may be necessary to commercialize the product candidates.

The costs of the product candidate development and clinical trials are difficult to estimate and will be very high for many years, preventing CEL-SCI from making a profit for the foreseeable future, if ever.

Clinical and other studies necessary to obtain approval of a new drug can be time consuming and costly, especially in the United States, but also in foreign countries. The estimates of the costs associated with future clinical trials and research may be substantially lower than what CEL-SCI actually experiences. It is impossible to predict what CEL-SCI will face in the development of a product candidate, such as Multikine. The purpose of clinical trials is to provide both CEL-SCI and regulatory authorities with safety and efficacy data in humans. It is relatively common to revise a trial or add subjects to a trial in progress.  The difficult and often complex steps necessary to obtain regulatory approval, especially those of the FDA and the European Union’s European Medicine’s Agency, or EMA, involve significant costs and may require several years to complete. CEL-SCI expects that it will need substantial additional financing over an extended period of time in order to fund the costs of future clinical trials, related research, and general and administrative expenses.

The extent of the clinical trials and research programs are primarily based upon the amount of capital available to CEL-SCI and the extent to which CEL-SCI receives regulatory approvals for clinical trials. CEL-SCI has established estimates of the future costs of the Phase 3 clinical trial for Multikine, but, as explained above, the estimates may not prove correct.

An adverse determination in any current or future lawsuits or arbitration proceedings to which CEL-SCI is a party could have a material adverse effect on CEL-SCI.

CEL-SCI is currently involved in a pending arbitration proceeding, CEL-SCI Corporation v. inVentiv Health Clinical, LLC (f/k/a PharmaNet LLC) and PharmaNet GmbH (f/k/a PharmaNet AG). CEL-SCI initiated the proceedings against inVentiv Health Clinical, LLC, or inVentiv, the former third-party CRO, and is seeking payment for damages related to inVentiv’s prior involvement in the ongoing Phase 3 clinical trial of Multikine. The arbitration claim, initiated under the Commercial Rules of the American Arbitration Association, alleges (i) breach of contract, (ii) fraud in the inducement, and (iii) common law fraud.  Currently, CEL-SCI is seeking at least $50 million in damages in its amended statement of claim.  Based upon further analysis, however, CEL-SCI believes that its damages (direct and consequential) presently total over $150 million.

In an amended statement of claim, CEL-SCI asserted the claims set forth above as well as an additional claim for professional malpractice.  The arbitrator subsequently granted inVentiv’s motion to dismiss the professional malpractice claim based on the “economic loss doctrine” under New Jersey law, a legal doctrine that, under certain circumstances, prohibits bringing a negligence-based claim alongside a claim for breach of contract.  The arbitrator denied the remainder of inVentiv’s motion, which had sought to dismiss certain other aspects of the amended statement of claim.  In particular, the arbitrator rejected inVentiv’s argument that several aspects of the amended statement of claim were beyond the arbitrator’s jurisdiction.

In connection with the pending arbitration proceedings, inVentiv has asserted counterclaims against CEL-SCI for (i) breach of contract, seeking at least $2 million in damages for services allegedly performed by inVentiv; (ii) breach of contract, seeking at least $1 million in damages for the alleged use of inVentiv’s name in connection with publications and promotions in violation of the parties’ contract; (iii) opportunistic breach, restitution and unjust enrichment, seeking at least $20 million in disgorgement of alleged unjust profits allegedly made by CEL-SCI as a result of the purported breaches referenced in subsection (ii); and (iv) defamation, seeking at least $1 million in damages for allegedly defamatory statements made about inVentiv. CEL-SCI believes inVentiv’s counterclaims are meritless and intends to vigorously defend against them. However, if such defense is unsuccessful, and inVentiv successfully asserts any of its counterclaims, such an adverse determination could have a material adverse effect on its business, results, financial condition and liquidity.

In October 2015 CEL-SCI signed an arbitration funding agreement with a company established by Lake Whillans Litigation Finance, LLC, a firm specializing in funding litigation expenses.  Pursuant to the agreement, an affiliate of Lake Whillans will provide CEL-SCI with up to $5,000,000 in funding for litigation expenses to support its $50,000,000 arbitration claims against inVentiv. The funding will be available to CEL-SCI if and when needed to fund the expenses of the ongoing arbitration and will only be repaid when CEL-SCI receives proceeds from the arbitration.

The arbitration hearing on the merits (the “trial”) is expected to occur in the spring of 2016. The exact date has not yet been determined.

Additionally, CEL-SCI may also be the target of claims asserting violations of securities fraud and derivative actions, or other litigation or arbitration proceedings in the future. Any future litigation could result in substantial costs and divert management’s attention and resources. These lawsuits or arbitration proceedings may result in large judgments or settlements against CEL-SCI, any of which could have a material adverse effect on its business, operating results, financial condition and liquidity.

Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time. CEL-SCI is committed to maintaining high standards of corporate governance and public disclosure. Complying with evolving interpretations of new or changing legal requirements may cause CEL-SCI to incur higher costs as CEL-SCI revises current practices, policies and procedures, and may divert management time and attention from potential revenue-generating activities to compliance matters. If the efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, the reputation may also be harmed. Further, CEL-SCI’s board members, chief executive officer, president and other executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, CEL-SCI may have difficulty attracting and retaining qualified board members and executive officers, which could harm its business.

CEL-SCI has not established a definite plan for the marketing of Multikine, if approved.

CEL-SCI has not established a definitive plan for marketing nor has CEL-SCI established a price structure for any of its product candidates, if approved.  However, CEL-SCI intends, if it is in a position to do so, to sell Multikine itself in certain markets where it is approved, or to enter into written marketing agreements with various third parties with established sales forces in such markets.  The sales forces in turn would, CEL-SCI believes, focus on selling Multikine to targeted cancer centers, physicians and clinics involved in the treatment of head and neck cancer. CEL-SCI has already licensed future sales of Multikine, if approved, to three companies: Teva Pharmaceuticals in Israel, Turkey, Serbia and Croatia; Orient Europharma in Taiwan, Singapore, Hong Kong, Malaysia, South Korea, the Philippines, Australia and New Zealand; and Byron BioPharma, LLC in South Africa.  CEL-SCI believes that these companies will have the resources to market Multikine appropriately in their respective territories, if approved, but there is no guarantee that they will.  There is no assurance that CEL-SCI will be able to find qualified third-party partners to market Multikine in other areas, on terms that are favorable to CEL-SCI, or at all.

CEL-SCI may encounter problems, delays and additional expenses in developing marketing plans with third parties. In addition, even if Multikine, if approved, is cost-effective and demonstrated to increase overall patient survival, CEL-SCI may experience other limitations involving the proposed sale of Multikine, such as uncertainty of third-party coverage and reimbursement. There is no assurance that CEL-SCI can successfully market Multikine, if approved, or any other product candidates it may develop.

CEL-SCI hopes to expand its clinical development capabilities in the future, and any difficulties hiring or retaining key personnel or managing this growth could disrupt the operations.

CEL-SCI is highly dependent on the principal members of its management and development staff. If the ongoing Phase 3 Multikine clinical trial is successful, CEL-SCI expects to expand its clinical development and manufacturing capabilities, which will involve hiring additional employees. Future growth will require CEL-SCI to continue to implement and improve the managerial, operational and financial systems and to continue to retain, recruit and train additional qualified personnel, which may impose a strain on the administrative and its operational infrastructure. The competition for qualified personnel in the biopharmaceutical field is intense. CEL-SCI is highly dependent on its ability to attract, retain and motivate highly qualified management and specialized personnel required for clinical development. Due to limited resources, CEL-SCI may not be able to manage effectively the expansion of its operations or recruit and train additional qualified personnel.  If CEL-SCI is unable to retain key personnel or manage the future growth effectively, CEL-SCI may not be able to implement its business plan.

If product liability or patient injury lawsuits are brought against CEL-SCI, CEL-SCI may incur substantial liabilities and may be required to limit clinical testing or future commercialization of Multikine or its other product candidates.

CEL-SCI faces an inherent risk of product liability as a result of the ongoing clinical testing of Multikine and other product candidates, and will face an even greater risk if CEL-SCI commercializes any of its product candidates. For example, CEL-SCI may be sued if the Multikine or LEAPS product candidates, or any other future product candidates, allegedly cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing or, if approved, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts.

Furthermore, Multikine is made, in part, from components of human blood. There are inherent risks associated with products that involve human blood such as possible contamination with viruses, including hepatitis or HIV. Any possible contamination could cause injuries to patients who receive such contaminated Multikine, or could require CEL-SCI to destroy batches of Multikine, thereby subjecting CEL-SCI to possible financial losses, lawsuits and harm to its business.

If CEL-SCI cannot successfully defend itself against product liability claims, CEL-SCI may incur substantial liabilities or be required to limit or cease the clinical testing or commercialization of its product candidates, if approved. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for Multikine or other product candidates, if approved;

•	injury to CEL-SCI’s reputation;

•	withdrawal of existing, or failure to enroll additional, clinical trial participants;

•	costs to defend any related litigation;

•	a diversion of management’s time and the resources;

•	substantial monetary awards to trial participants or patients;

•	product candidate recalls, withdrawals or labeling, marketing or promotional restrictions;

•	loss of revenue;

•	inability to commercialize Multikine or the other product candidates; and

•	a decline in the price of CEL-SCI’s common stock.

Although CEL-SCI has product liability insurance for Multikine in the amount of $5.0 million, the successful prosecution of a product liability case against CEL-SCI could have a materially adverse effect upon its business if the amount of any judgment exceeds the insurance coverage. Any claim that may be brought against CEL-SCI could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by CEL-SCI’s insurance or that is in excess of the limits of the insurance coverage. CEL-SCI’s insurance policies also have various exclusions, and CEL-SCI may be subject to a claim for which CEL-SCI has no coverage. CEL-SCI may have to pay any amounts awarded by a court or negotiated in a settlement that exceed the coverage limitations or that are not covered by the insurance, and CEL-SCI may not have, or be able to obtain, sufficient capital to pay such amounts. CEL-SCI commenced the Phase 3 clinical trial for Multikine in December 2010. Although no claims have been brought to date, participants in the clinical trials could bring civil actions against CEL-SCI for any unanticipated harmful effects allegedly arising from the use of Multikine or any other product candidate that CEL-SCI may attempt to develop.

CEL-SCI’s commercial success depends, in part, upon attaining significant market acceptance of its product candidates, if approved, among physicians, patients, healthcare payors and major operators of cancer clinics.

Even if CEL-SCI obtains regulatory approval for its product candidates, any resulting product may not gain market acceptance among physicians, healthcare payors, patients and the medical community, which are critical to commercial success. Market acceptance of any product candidate for which CEL-SCI receives approval depends on a number of factors, including:

•	the efficacy and safety as demonstrated in clinical trials;

•	the timing of market introduction of such product candidate as well as competitive products;

•	the clinical indications for which the drug is approved;

•	the approval, availability, market acceptance and reimbursement for the companion diagnostic;

•	acceptance by physicians, major operators of cancer clinics and patients of the drug as a safe and effective treatment;

•	the potential and perceived advantages of a product candidate over alternative treatments, especially with respect to patient subsets that are targeted with a product candidate;

•	the safety of a product candidate seen in a broader patient group, including its use outside the approved indications;

•	the cost of treatment in relation to alternative treatments;

•	the availability of adequate reimbursement and pricing by third-party payors and government authorities;

•	relative convenience and ease of administration;

•	the prevalence and severity of adverse side effects; and

•	the effectiveness of sales and marketing efforts.

If CEL-SCI’s product candidates are approved but fail to achieve an adequate level of acceptance by physicians, healthcare payors and patients, CEL-SCI will not be able to generate significant revenues, and CEL-SCI may not become or remain profitable.

Risks Related to Government Approvals

CEL-SCI’s product candidates must undergo rigorous preclinical and clinical testing and regulatory approvals, which could be costly and time-consuming and subject CEL-SCI to unanticipated delays or prevent CEL-SCI from marketing any products.

CEL-SCI’s product candidates are subject to premarket approval from the FDA in the United States, the EMA in the European Union, and by comparable agencies in most foreign countries before they can be sold. Before obtaining marketing approval, these product candidates must undergo costly and time consuming preclinical and clinical testing which could subject CEL-SCI to unanticipated delays and may prevent CEL-SCI from marketing the product candidates. There can be no assurance that such approvals will be granted on a timely basis, if at all.

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. The results of preclinical studies and early clinical trials of the product candidates may not be predictive of the results of later-stage clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. CEL-SCI’s current and future clinical trials may not be successful.

Although CEL-SCI has a Phase 3 clinical trial ongoing for Multikine, CEL-SCI may experience delays in the ongoing clinical trials and CEL-SCI does not know whether other planned clinical trials will begin on time, need to be redesigned, enroll patients on time or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

•	the availability of financial resources needed to commence and complete the planned trials;

•	obtaining regulatory approval to commence a trial;

•
reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	obtaining Institutional Review Board, or IRB, approval at each clinical trial site;

•	recruiting suitable patients to participate in a trial;

•	having patients complete a trial or return for post-treatment follow-up;

•	clinical trial sites deviating from trial protocol or dropping out of a trial;

•	adding new clinical trial sites; or

•	manufacturing sufficient quantities of the product candidate for use in clinical trials.

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the competence of the CRO running the study, size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians' and patients' perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications CEL-SCI is investigating. Furthermore, CEL-SCI relies on CROs and clinical trial sites to ensure the proper and timely conduct of the clinical trials and while CEL-SCI has agreements governing their committed activities, CEL-SCI has limited influence over their actual performance.

For example, CEL-SCI is currently involved in a dispute with its former CRO relating to the conduct of the Phase 3 study where CEL-SCI alleges (i) breach of contract, (ii) fraud in the inducement, and (iii) fraud. In connection with this dispute, CEL-SCI has alleged that the CRO failed to properly select, monitor and supervise the study sites and principal investigators, ensure proper enrollment of subjects, and ensure strict compliance with the Phase 3 trial protocol and Good Clinical Practices, or GCP, and other applicable regulatory requirements. If CEL-SCI or regulatory authorities determine that the former CRO did not comply with GCP or other applicable regulatory requirements, data collected by that former CRO may be rendered unusable in support of the marketing applications, and CEL-SCI may be required to enroll additional subjects in the Phase 3 study beyond current plans, which could cause additional delays in its clinical testing and development program.  During the tenure of the former CRO, 117 patients were enrolled in the Phase 3 study.

CEL-SCI could also encounter delays if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of the product candidates in lieu of prescribing existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by CEL-SCI, the IRBs for the institutions in which such trials are being conducted, the Independent Data Monitoring Committee, or IDMC, for such trial, or by the FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or the clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

If CEL-SCI experiences termination of, or delays in the completion of, any clinical trial of the product candidates, the commercial prospects for the product candidates will be harmed, and the ability to generate product revenues will be delayed. In addition, any delays in completing the clinical trials will increase the costs, slow the product development and approval process and jeopardize the ability to commence product sales and generate revenues. Any of these occurrences may harm CEL-SCI’s business, prospects, financial condition and results of operations significantly. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval for the product candidates.

CEL-SCI cannot be certain when or under what conditions it will undertake future clinical trials.  A variety of issues may delay the Phase 3 clinical trial for Multikine or preclinical and early clinical trials for the other product candidates.  For example, early trials, or the plans for later trials, may not satisfy the requirements of regulatory authorities, such as the FDA. CEL-SCI may fail to find subjects willing to enroll in the trials. CEL-SCI manufactures Multikine in its manufacturing facility, but relies on third-party vendors to manage the trial process and other activities, and these vendors may fail to meet appropriate standards. Accordingly, the clinical trials relating to the product candidates may not be completed on schedule, the FDA or foreign regulatory agencies may order CEL-SCI to stop or modify research, or these agencies may not ultimately approve any of the product candidates for commercial sale. Varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of the product candidates. The data collected from the clinical trials may not be sufficient to support regulatory approval of the various product candidates, including Multikine. The failure to adequately demonstrate the safety and efficacy of any of the product candidates would delay or prevent regulatory approval of the product candidates in the United States, which could prevent CEL-SCI from achieving profitability. Although CEL-SCI had positive results in the Phase 2 trials for Multikine, those results were for a very small sample set, and CEL-SCI will not know how Multikine will perform in a larger set of subjects until CEL-SCI is well into, or completes, the Phase 3 clinical trial.

The development and testing of product candidates and the process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.  Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on CEL-SCI.

The requirements governing the conduct of clinical trials, manufacturing and marketing of the product candidates, including Multikine, outside the United States vary from country to country. Foreign approvals may take longer to obtain than FDA approvals and can require, among other things, additional testing and different trial designs. Foreign regulatory approval processes include all of the risks associated with the FDA approval process. Some of those agencies also must approve prices for products approved for marketing. Approval of a product by the FDA or the EMA does not ensure approval of the same product by the health authorities of other countries. In addition, changes in regulatory requirements for product approval in any country during the clinical trial process and regulatory agency review of each submitted new application may cause delays or rejections.

CEL-SCI has only limited experience in filing and pursuing applications necessary to gain regulatory approvals.  The lack of experience may impede the ability to obtain timely approvals from regulatory agencies, if at all. CEL-SCI will not be able to commercialize Multikine and other product candidates until CEL-SCI has obtained regulatory approval.  In addition, regulatory authorities may also limit the types of patients to which CEL-SCI or the third-party partners may market Multikine or the other product candidates. Any failure to obtain or any delay in obtaining required regulatory approvals may adversely affect CEL-SCI’s or the third-party partners’ ability to successfully market the product candidates.

Even if CEL-SCI obtains regulatory approval for its product candidates, CEL-SCI will be subject to stringent, ongoing government regulation.

If CEL-SCI’s product candidates receive regulatory approval, either in the United States or internationally, those products will be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, and may contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance of the safety and efficacy of the product candidates.  CEL-SCI will continue to be subject to extensive regulatory requirements. These regulations are wide-ranging and govern, among other things:

•	product design, development and manufacture;

•	product application and use

•	adverse drug experience;

•	product advertising and promotion;

•	product manufacturing, including good manufacturing practices

•	record keeping requirements;

•	registration and listing of the establishments and products with the FDA, EMA and other state and national agencies;

•	product storage and shipping;

•	drug sampling and distribution requirements;

•	electronic record and signature requirements; and

•	labeling changes or modifications.

CEL-SCI and any third-party manufacturers or suppliers must continually adhere to federal regulations setting forth requirements, known as cGMPs, and their foreign equivalents, which are enforced by the FDA, the EMA and other national regulatory bodies through their facilities inspection programs. If the facilities, or the facilities of the contract manufacturers or suppliers, cannot pass a pre-approval plant inspection or fail such inspections in the future, the FDA, EMA or other national regulators will not approve the marketing applications for the product candidates, or may withdraw any prior approval. In complying with cGMP and foreign regulatory requirements, CEL-SCI and any of the potential third-party manufacturers or suppliers will be obligated to expend time, money and effort in production, record-keeping and quality control to ensure that the product candidates meet applicable specifications and other requirements.

If CEL-SCI does not comply with regulatory requirements at any stage, whether before or after marketing approval is obtained, CEL-SCI may be subject to, among other things, license suspension or revocation, criminal prosecution, seizure, injunction, fines, be forced to remove a product from the market or experience other adverse consequences, including restrictions or delays in obtaining regulatory marketing approval for such products or for other product candidates for which CEL-SCI seeks approval.  This could materially harm CEL-SCI’s financial results, reputation and stock price. Additionally, CEL-SCI may not be able to obtain the labeling claims necessary or desirable for product promotion. If CEL-SCI or other parties identify adverse effects after any of the products are on the market, or if manufacturing problems occur, regulatory approval may be suspended or withdrawn. CEL-SCI may be required to reformulate products, conduct additional clinical trials, make changes in product labeling or indications of use, or submit additional marketing applications to support any changes. If CEL-SCI encounters any of the foregoing problems, its business and results of operations will be harmed and the market price of its common stock may decline.

            FDA and other governmental authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of CEL-SCI’s product candidates. If CEL-SCI is slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if CEL-SCI is not able to maintain regulatory compliance, CEL-SCI may lose any marketing approval that it may have obtained, which would adversely affect its business, prospects and ability to achieve or sustain profitability.  CEL-SCI cannot predict the extent of adverse government regulations which might arise from future legislative or administrative action. Without government approval, CEL-SCI will be unable to sell any of its product candidates.

CEL-SCI’s product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

Undesirable side effects caused by the product candidates could cause CEL-SCI or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of the clinical trials could reveal a high and unacceptable severity and/or prevalence of these or other side effects. In such an event, the trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order CEL-SCI to cease further development of, or deny approval of, the product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm CEL-SCI’s business, financial condition and prospects significantly.

Additionally if one or more of the product candidates receives marketing approval, and CEL-SCI or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw approvals of such product;

•	regulatory authorities may require additional warnings on the label;

•	CEL-SCI may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

•	CEL-SCI could be sued and held liable for harm caused to patients; and

•	its reputation may suffer.

Any of these events could prevent CEL-SCI from achieving or maintaining market acceptance of a particular product candidate, if approved, and could significantly harm its business, results of operations and prospects.

CEL-SCI relies on third parties to conduct its preclinical and clinical trials. If these third parties do not successfully carry out their contractual duties and meet regulatory requirements, or meet expected deadlines, CEL-SCI may not be able to obtain regulatory approval for or commercialize the product candidates and its business could be substantially harmed.

CEL-SCI has relied upon and plans to continue to rely upon third-party CROs to prepare for, conduct, monitor and manage data for its ongoing preclinical and clinical programs. CEL-SCI relies on these parties for all aspects of the execution of the preclinical and clinical trials, and although CEL-SCI diligently oversees and carefully manages the CROs, CEL-SCI directly controls only certain aspects of their activities and relies upon them to provide timely, complete, and accurate reports on the conduct of the studies. Although such third parties stand in the shoes for regulatory purposes in the context of the clinical trials, ultimately CEL-SCI is responsible for ensuring that each of the studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and the reliance on the CROs does not relieve CEL-SCI of its regulatory responsibilities. CEL-SCI and the CROs, as well as principal investigators and trial sites, are required to comply with GCP and other applicable requirements, which are implemented through regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of the products in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If CEL-SCI or any of the CROs fail to comply with applicable GCPs or other applicable regulations, the data generated in the clinical trials may be determined to be unreliable and CEL-SCI may therefore need to enroll additional subjects in the clinical trials, or the FDA, EMA or comparable foreign regulatory authorities may require CEL-SCI to perform an additional clinical trial or trials before approving the marketing applications. Moreover, if CEL-SCI or any of the CROs, principal investigators, or trial sites, fail to comply with applicable regulatory and GCP requirements, then CEL-SCI, the CROs, principal investigators, or trial sites may be subject to enforcement actions, such as fines, warning letters, untitled letters, clinical holds, civil or criminal penalties, and injunctions. Upon inspection by a given regulatory authority, the regulatory authority may determine that any of the clinical trials fail to comply with GCP regulations. In addition, the clinical trials must be conducted with product produced under GMP regulations. The failure to comply with these regulations may require CEL-SCI to delay or repeat clinical trials, which would delay the regulatory approval process.

For example, CEL-SCI is currently involved in a dispute with the former CRO relating to the conduct of the Phase 3 study where CEL-SCI alleges (i) breach of contract, (ii) fraud in the inducement and (iii) fraud. In connection with this dispute, CEL-SCI has alleged that the CRO failed to properly select, monitor and supervise the study sites and principal investigators, ensure proper enrollment of subjects, and ensure strict compliance with the Phase 3 trial protocol and GCP and other applicable regulatory requirements. If CEL-SCI or regulatory authorities determine that the former CRO did not comply with GCP or other applicable regulatory requirements, the data collected by that former CRO may be rendered unusable in support of the marketing applications, and CEL-SCI may be required to enroll additional subjects in the Phase 3 study beyond the current plans, which could cause additional delays in the clinical testing and development program.

If any of the relationships with the third-party CROs terminate, CEL-SCI may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. In addition, the CROs are not CEL-SCI’s employees, and except for remedies available to CEL-SCI under the agreements with such CROs, CEL-SCI cannot control whether or not they devote sufficient time and resources to the on-going clinical, nonclinical and preclinical programs. If CROs do not successfully fulfill their regulatory obligations, carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to the clinical protocols, regulatory requirements or for other reasons, the clinical trials may be extended, delayed or terminated, and CEL-SCI may not be able to obtain regulatory approval for or successfully commercialize the product candidates. As a result, CEL-SCI’s results of operations and the commercial prospects for the product candidates would be harmed, the costs could increase and the ability to generate revenues could be delayed.

Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays may occur, which can materially impact CEL-SCI’s ability to meet the desired clinical development timelines. Though CEL-SCI diligently oversees and carefully manages the relationships with the CROs, there can be no assurance that CEL-SCI will not encounter similar challenges or delays in clinical development in the future or that these delays or challenges will not have a material adverse impact on CEL-SCI’s business, financial condition and prospects.

CEL-SCI has obtained orphan drug designation from the FDA for Multikine for neoadjuvant, or primary, therapy in patients with squamous cell carcinoma of the head and neck, but CEL-SCI may be unable to maintain the benefits associated with orphan drug designation, including the potential for market exclusivity.

Under the Orphan Drug Act, the FDA may grant orphan drug designation to a drug or biologic intended to treat a rare disease or condition, which is defined as one occurring in a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug or biologic will be recovered from sales in the United States. In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full Biologics License Application, or BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity or where the manufacturer is unable to assure sufficient product quantity.

Even though CEL-SCI has received orphan drug designation for Multikine for the treatment of squamous cell carcinoma of the head and neck, CEL-SCI may not be the first to obtain marketing approval of a product for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. In addition, exclusive marketing rights in the United States may be limited if CEL-SCI seeks approval for an indication broader than the orphan-designated indication, or may be lost if the FDA later determines that the request for designation was materially defective or if CEL-SCI is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if CEL-SCI obtains orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve another drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

The current and future relationships with healthcare professionals, principal investigators, consultants, customers (actual and potential) and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable healthcare laws and regulations.

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which CEL-SCI obtains marketing approval. The current and future arrangements with healthcare professionals, principal investigators, consultants, customers (actual and potential) and third-party payors may expose CEL-SCI to broadly applicable healthcare laws, including, without limitation:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid.  A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•
federal civil and criminal false claims laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•
the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent;

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters.  A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•
HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, and their respective implementing regulations, which impose obligations on covered entities, including healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•
the federal Physician Payments Sunshine Act and its implementing regulations, which imposed annual reporting requirements for certain manufacturers of drugs, devices, biologicals and medical supplies for payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

•
analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

Efforts to ensure that the future business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that the business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws. If CEL-SCI’s operations are found to be in violation of any of these applicable laws or any other governmental regulations, CEL-SCI may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of the operations, all of which could significantly harm CEL-SCI’s business. If any of the physicians or other healthcare providers or entities with whom CEL-SCI expects to do business, including current and future collaborators, are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also adversely affect CEL-SCI’s business.

Failure to obtain or maintain adequate coverage and reimbursement for the product candidates, if approved, could limit the ability to market those products and decrease CEL-SCI’s ability to generate revenue.

Sales of CEL-SCI’s product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of the product candidates will be paid by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government authorities, private health insurers and other third-party payors. CEL-SCI anticipates that government authorities and other third-party payors will continue efforts to contain healthcare costs by limiting the coverage and reimbursement levels for new drugs. If coverage and reimbursement are not available, or are available only to limited levels, CEL-SCI may not be able to successfully commercialize its product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow CEL-SCI to establish or maintain pricing sufficient to realize a return on its investment. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for the product candidates.

Healthcare legislative reform measures may have a material adverse effect on CEL-SCI’s business and results of operations.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs that may result in more limited coverage or downward pressure on the price CEL-SCI may otherwise receive for its product candidates. For example, in March 2010, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the Affordable Care Act, was passed, which substantially changes the way health care is financed by both governmental and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and established the Center for Medicare and Medicaid Innovation with broad authority to test and implement new payment models under Medicare and Medicaid, which are designed to reduce expenditures while preserving and enhancing quality of care.

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers. On April 16, 2015, President Obama signed into law the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA. Among other things, MACRA creates incentives for physicians to participate in alternative payment models under Medicare that emphasize quality and value in place of the traditional, volume-based fee-for-service program. CEL-SCI expects that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for its product candidates or additional pricing pressures.

Foreign governments often impose strict price controls, which may adversely affect CEL-SCI’s future profitability.

CEL-SCI intends to seek approval to market Multikine in both the United States and foreign jurisdictions. If CEL-SCI obtains approval in one or more foreign jurisdictions, CEL-SCI will be subject to rules and regulations in those jurisdictions relating to Multikine. In some foreign countries, particularly in the European Union, prescription drug pricing is subject to governmental control. In these countries, pricing negotiations with governmental authorities can take considerable time after the receipt of marketing approval for a drug candidate. Coverage and reimbursement decisions in one foreign jurisdiction may impact decisions in other countries. To obtain reimbursement or pricing approval in some countries, CEL-SCI may be required to conduct clinical trials that demonstrate the product candidate is more effective than current treatments and that compare the cost-effectiveness of Multikine to other available therapies. If reimbursement of Multikine is unavailable or limited in scope or amount, or if pricing is set at unsatisfactory levels, CEL-SCI may be unable to achieve or sustain profitability.

Risks Related to Intellectual Property

CEL-SCI may not be able to achieve or maintain a competitive position, and other technological developments may result in the proprietary technologies becoming uneconomical or obsolete.

CEL-SCI is involved in a biomedical field that is undergoing rapid and significant technological change. The pace of change continues to accelerate.  The successful development of product candidates from the compounds, compositions and processes, through research financed by CEL-SCI, or as a result of possible third-party licensing arrangements with pharmaceutical or other companies, is not assured. CEL-SCI may fail to apply for patents on important technologies or product candidates in a timely fashion, or at all.

Many companies are working on drugs designed to cure or treat cancer or cure and treat viruses, such as HPV or H1N1.  Many of these companies have financial, research and development, and marketing resources, which are much greater than CEL-SCI’s, and are capable of providing significant long-term competition either by establishing in-house research groups or by forming collaborative ventures with other entities. In addition, smaller companies and non-profit institutions are active in research relating to cancer and infectious diseases.  The future market share of Multikine or the other product candidates, if approved, will be reduced or eliminated if the competitors develop and obtain approval for products that are safer or more effective than CEL-SCI’S product candidates.  Moreover, the patent positions of pharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles are often evolving and remain unresolved. As a result, the validity and enforceability of patents cannot be predicted with certainty. In addition, CEL-SCI does not know whether:

•	CEL-SCI was the first to make the inventions covered by each of its issued patents and pending patent applications;

•	CEL-SCI was the first to file patent applications for these inventions;

•	others will independently develop similar or alternative technologies or duplicate any of the technologies;

•	any of the pending patent applications will result in issued patents;

•	any of the patents will be valid or enforceable;

•	any patents issued to CEL-SCI or the collaboration partners will provide CEL-SCI with any competitive advantages, or will be challenged by third parties;

•	CEL-SCI will be able to develop additional proprietary technologies that are patentable;

•	the U.S. government will exercise any of its statutory rights to CEL-SCI’s intellectual property that was developed with government funding; or

•	its business may infringe the patents or other proprietary rights of others.

CEL-SCI’s patents might not protect its technology from competitors, in which case CEL-SCI may not have any advantage over competitors in selling any products that CEL-SCI may develop.

CEL-SCI’s commercial success will depend in part on its ability to obtain additional patents and protect its existing patent position, as well as its ability to maintain adequate intellectual property protection for the technologies, product candidates, and any future products in the United States and other countries. If CEL-SCI does not adequately protect the technology, product candidates and future products, competitors may be able to use or practice them and erode or negate any competitive advantage CEL-SCI may have, which could harm CEL-SCI’s business and ability to achieve profitability. The laws of some foreign countries do not protect the proprietary rights to the same extent or in the same manner as U.S. laws, and CEL-SCI may encounter significant problems in protecting and defending its proprietary rights in these countries. CEL-SCI will be able to protect the proprietary rights from unauthorized use by third parties only to the extent that its proprietary technologies, product candidates and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

Certain aspects of CEL-SCI’s technologies are covered by U.S. and foreign patents. In addition, CEL-SCI has a number of new patent applications pending. There is no assurance that the applications still pending or which may be filed in the future will result in the issuance of any patents. Furthermore, there is no assurance as to the breadth and degree of protection any issued patents might afford CEL-SCI. Disputes may arise between CEL-SCI and others as to the scope and validity of these or other patents. Any defense of the patents could prove costly and time consuming and there can be no assurance that CEL-SCI will be in a position, or will deem it advisable, to carry on such a defense.  A suit for patent infringement could result in increasing costs, delaying or halting development, or even forcing CEL-SCI to abandon a product candidate.  Other private and public concerns, including universities, may have filed applications for, may have been issued, or may obtain additional patents and other proprietary rights to technology potentially useful or necessary to CEL-SCI. CEL-SCI is not currently aware of any such patents, but the scope and validity of such patents, if any, and the cost and availability of such rights are impossible to predict.

Much of CEL-SCI’s intellectual property is protected as trade secrets or confidential know-how, not as a patent.

CEL-SCI considers proprietary trade secrets and/or confidential know-how and unpatented know-how to be important to its business.  Much of the intellectual property pertains to CEL-SCI’S manufacturing system, certain aspects of which may not be suitable for patent filings and must be protected as trade secrets and/or confidential know-how.  This type of information must be protected diligently by CEL-SCI to protect its disclosure to competitors, since legal protections after disclosure may be minimal or non-existent.  Accordingly, much of the value is dependent upon the ability to keep the trade secrets and know-how confidential.

To protect this type of information against disclosure or appropriation by competitors, CEL-SCI’s policy is to require its employees, consultants, contractors and advisors to enter into confidentiality agreements with CEL-SCI. However, current or former employees, consultants, contractors and advisers may unintentionally or willfully disclose the confidential information to competitors, and confidentiality agreements may not provide an adequate remedy in the event of unauthorized disclosure of confidential information. Enforcing a claim that a third party obtained illegally, and is using, trade secrets and/or confidential know-how is expensive, time consuming and unpredictable. The enforceability of confidentiality agreements may vary from jurisdiction to jurisdiction.

In addition, in some cases a regulator considering the application for product candidate approval may require the disclosure of some or all of the proprietary information.  In such a case, CEL-SCI must decide whether to disclose the information or forego approval in a particular country.  If CEL-SCI is unable to market its product candidates in key countries, CEL-SCI’s opportunities and value may suffer.

Failure to obtain or maintain trade secrets and/or confidential know-how trade protection could adversely affect CEL-SCI’S competitive position. Moreover, competitors may independently develop substantially equivalent proprietary information and may even apply for patent protection in respect of the same. If successful in obtaining such patent protection, competitors could limit the use of such trade secrets and/or confidential know-how.

CEL-SCI may be subject to claims challenging the inventorship or ownership of the patents and other intellectual property.

CEL-SCI may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in its patents or other intellectual property. CEL-SCI may be subject to ownership disputes in the future arising, for example, from conflicting obligations of consultants or others who are involved in developing the product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If CEL-SCI fails in defending any such claims, in addition to paying monetary damages, CEL-SCI may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on its business. Even if CEL-SCI is successful in defending against such claims, litigation could result in substantial costs and be a distraction to CEL-SCI’s management and employees.

Risks Related to CEL-SCI’s common stock

You may experience future dilution as a result of future equity offerings or other equity issuances.

CEL-SCI expects that significant additional capital will be needed in the future to continue the planned operations. To raise additional capital, CEL-SCI may in the future offer additional shares of the common stock or other securities convertible into or exchangeable for the common stock.    To the extent CEL-SCI raises additional capital by issuing equity securities, the stockholders may experience substantial dilution. These sales may result in material dilution to CEL-SCI’s existing stockholders and new investors could gain rights superior to existing stockholders.

CEL-SCI’s outstanding options and warrants may adversely affect the trading price of its common stock.

As of September 30, 2015, there were outstanding options which allow the holders to purchase approximately 7,546,000 shares of CEL-SCI’s common stock, at prices ranging between $0.55 and $20.00 per share, with a weighted average exercise price of $2.73 per share; outstanding warrants which allow the holders to purchase approximately 53,886,000 shares of CEL-SCI’s common stock, at prices ranging between $0.53 and $5.00 per share, with a weighted average exercise price of $1.28 per share; and a convertible loan, which allows the holder to acquire approximately 1,871,282 shares of CEL-SCI’s common stock at a conversion price of $0.59 per share.  The outstanding options and warrants could adversely affect the ability to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when CEL-SCI may be able to obtain additional capital through a new offering of securities on terms more favorable to CEL-SCI than the terms of the outstanding options and warrants. For the life of the options, warrants and the convertible loan, the holders have the opportunity to profit from a rise in the market price of its common stock without assuming the risk of ownership. The issuance of shares upon the exercise of outstanding options and warrants, or the conversion of the loan, will also dilute the ownership interests of CEL-SCI’s existing stockholders.

CEL-SCI’s ability to utilize its net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Taking into account the prior securities offerings and other transactions, CEL-SCI may have triggered an “ownership change” limitation. In addition, CEL-SCI may experience ownership changes in the future as a result of subsequent shifts in its stock ownership, some of which are outside its control. As a result, the ability to use the pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could result in increased tax liability.

Since CEL-SCI does not intend to pay dividends on its common stock, any potential return to investors will result only from any increases in the price of its common stock.

At the present time, CEL-SCI intends to use available funds to finance its operations. Accordingly, while payment of dividends rests within the discretion of the board of directors, no common stock dividends have been declared or paid by CEL-SCI and it has no intention of paying any common stock dividends in the foreseeable future. Additionally, any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on CEL-SCI’s common stock.  Any return to CEL-SCI’s shareholders will therefore be limited to appreciation in the price of its common stock, which may never occur.  If CEL-SCI’s stock price does not increase, CEL-SCI’S shareholders are unlikely to receive any return on their investments in the common stock.

The price of CEL-SCI’s common stock has been volatile and is likely to continue to be volatile, which could result in substantial losses for CEL-SCI’s shareholders.

CEL-SCI’s stock price has been, and is likely to continue to be, volatile. As a result of this volatility, CEL-SCI’s shareholders may not be able to sell their shares at or above its current market price. The market price for CEL-SCI’s common stock may be influenced by many factors, including:

•	actual or anticipated fluctuations in CEL-SCI’s financial condition and operating results;

•	actual or anticipated changes in CEL-SCI’s growth rate relative to competitors;

•	competition from existing products or new products or product candidates that may emerge;

•	development of new technologies that may address the markets and may make CEL-SCI’s technology less attractive;

•	changes in physician, hospital or healthcare provider practices that may make CEL-SCI’s product candidates less useful;

•	announcements by CEL-SCI, its partners or competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	failure to meet or exceed financial estimates and projections of the investment community or that CEL-SCI provides to the public;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in the financial results or those of companies that are perceived to be similar to CEL-SCI;

•	changes to coverage and reimbursement levels by commercial third-party payors and government payors, including Medicare, and any announcements relating to reimbursement levels;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

Under its amended bylaws, stockholders that initiate certain proceedings may be obligated to reimburse CEL-SCI and its officers and directors for all fees, costs and expenses incurred in connection with such proceedings if the claim proves unsuccessful.

On February 18, 2015, CEL-SCI adopted new bylaws which include a fee-shifting provision in Article X for stockholder claims. Article X provides that in the event that any stockholder initiates or asserts a claim against CEL-SCI, or any of its officers or directors, including any derivative claim or claim purportedly filed on CEL-SCI’s behalf, and the stockholder does not obtain a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought, then the stockholder will be obligated to reimburse CEL-SCI and any of its officers or directors named in the action, for all fees, costs and expenses of every kind and description that CEL-SCI or its officers or directors may incur in connection with the claim.  In adopting Article X, it is the intent that:

•	all actions, including federal securities law claims, would be subject to Article X;

•	the phrase “a judgment on the merits” means the determination by a court of competent jurisdiction on the matters submitted to the court;

•	the phrase “substantially achieves, in both substance and amount” means the plaintiffs in the action would be awarded at least 90% of the relief sought;

•	only persons who were stockholders at the time an action was brought would be subject to Article X; and

•	only the directors or officers named in the action would be allowed to recover.

The fee-shifting provision contained in Article X of the bylaws is not limited to specific types of actions, but is rather potentially applicable to the fullest extent permitted by law. Fee-shifting bylaws are relatively new and untested. The case law and potential legislative action on fee-shifting bylaws are evolving and there exists considerable uncertainty regarding the validity of, and potential judicial and legislative responses to, such bylaws. For example, it is unclear whether the ability to invoke the fee-shifting bylaw in connection with claims under the federal securities laws would be pre-empted by federal law. Similarly, it is unclear how courts might apply the standard that a claiming stockholder must obtain a judgment that substantially achieves, in substance and amount, the full remedy sought. The application of the fee-shifting bylaw in connection with such claims, if any, will depend in part on future developments of the law. CEL-SCI cannot assure its shareholders that CEL-SCI will or will not invoke the fee-shifting bylaw in any particular dispute. In addition, given the unsettled state of the law related to fee-shifting bylaws, CEL-SCI may incur significant additional costs associated with resolving disputes with respect to such bylaw, which could adversely affect its business and financial condition.

If a stockholder that brings any such claim, suit, action or proceeding is unable to obtain the required judgment, the attorneys’ fees and other litigation expenses that might be shifted to a claiming stockholder are potentially significant. This fee-shifting bylaw, therefore, may dissuade or discourage stockholders (and their attorneys) from initiating lawsuits or claims against CEL-SCI or its directors and officers. In addition, it may impact the fees, contingency or otherwise, required by potential plaintiffs’ attorneys to represent the stockholders or otherwise discourage plaintiffs’ attorneys from representing the stockholders at all. As a result, this bylaw may limit the ability of stockholders to affect the management and direction of CEL-SCI, particularly through litigation or the threat of litigation.

The provision of the amended bylaws requiring exclusive venue in the U.S. District Court for Delaware for certain types of lawsuits may have the effect of discouraging lawsuits against CEL-SCI and its directors and officers.

Article X of CEL-SCI’s amended bylaws provides that stockholder claims brought against CEL-SCI, or its officers or directors, including any derivative claim or claim purportedly filed on CEL-SCI’s behalf, must be brought in the U.S. District Court for the district of Delaware and that with respect to any such claim, the laws of Delaware will apply.

The exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum the stockholder finds favorable for disputes with CEL-SCI or its directors or officers, and may have the effect of discouraging lawsuits with respect to claims that may benefit CEL-SCI or the stockholders.

ITEM 1B.                      UNRESOLVED SEC COMMENTS

None

ITEM 2.                 PROPERTIES

CEL-SCI leases office space at 8229 Boone Blvd., Suite 802, Vienna, Virginia at a monthly rental of approximately $8,000.  The lease on the office space expires on June 30, 2020.  CEL-SCI believes this arrangement is adequate for the conduct of its present business.

CEL-SCI has a 17,900 square foot laboratory located in Baltimore, Maryland.  The laboratory is leased by CEL-SCI at a cost of approximately $11,000 per month. The laboratory lease expires on February 28, 2017.

In August 2007, CEL-SCI leased a building near Baltimore, Maryland.  The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI’s specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI’s Phase 3 clinical trial and sales of the drug if approved by the FDA.  The lease expires on October 31, 2028 and required annual base rent payments of approximately $1,573,000 during the twelve months ending September 30, 2015.   The annual base rent escalates each year at 3% beginning on November 1st.  CEL-SCI is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities, which were approximately $44,000 per month as of September 30, 2015.  The lease allows CEL-SCI, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease.  The lease required CEL-SCI to pay $3,150,000 towards the remodeling costs, which will be recouped by reductions in the annual base rent of $303,228 beginning in fiscal year 2014.  In August 2011, CEL-SCI was required to deposit $1,670,917, the equivalent of one year of base rent.  The $1,670,917 was required to be deposited when the amount of CEL-SCI’s cash had dropped below the amount stipulated in the lease and is included in non-current assets at September 30, 2015.

ITEM 3.                 LEGAL PROCEEDINGS

 In April 2013, CEL-SCI dismissed inVentiv Health Clinical, LLC and replaced it with two clinical research organizations, Aptiv Solutions, Inc. and Ergomed Clinical Research Ltd.  In October 2013, CEL-SCI initiated arbitration proceedings against inVentiv Health Clinical, LLC (f/k/a PharmaNet LLC) and PharmaNet GmbH (f/k/a PharmaNet AG), CEL-SCI’s former clinical research organization.  The arbitration claim, initiated under the Commercial Rules of the American Arbitration Association, alleges (i) breach of contract, (ii) fraud in the inducement, and (iii) common law fraud.  Currently, CEL-SCI seeks at least $50 million in damages in its amended statement of claim.  Based upon further analysis, however, CEL-SCI believes that its damages (direct and consequential) presently total over $150 million.

On December 12, 2013, inVentiv Health Clinical, LLC filed an answer and counterclaim in response to CEL-SCI’s claims against it.  The counterclaim alleges breach of contract on the part of CEL-SCI and seeks at least $2 million in damages.  On December 20, 2013, inVentiv moved to dismiss certain claims.  On June 24, 2014, the arbitrator denied inVentiv’s motion to dismiss.

In an amended statement of claim, CEL-SCI asserted the claims set forth above as well as an additional claim for professional malpractice.  The arbitrator subsequently granted inVentiv’s motion to dismiss the professional malpractice claim based on the “economic loss doctrine” under New Jersey law, a legal doctrine that, under certain circumstances, prohibits bringing a negligence-based claim alongside a claim for breach of contract.  The arbitrator denied the remainder of inVentiv’s motion, which had sought to dismiss certain other aspects of the amended statement of claim.  In particular, the arbitrator rejected inVentiv’s argument that several aspects of the amended statement of claim were beyond the arbitrator’s jurisdiction.

In connection with the pending arbitration proceedings, inVentiv has asserted counterclaims against CEL-SCI for (i) breach of contract, seeking at least $2 million in damages for services allegedly performed by inVentiv; (ii) breach of contract, seeking at least $1 million in damages for CEL-SCI’s alleged use of inVentiv’s name in connection with publications and promotions in violation of the parties’ contract; (iii) opportunistic breach, restitution and unjust enrichment, seeking at least $20 million in disgorgement of alleged unjust profits allegedly made by CEL-SCI as a result of the purported breaches referenced in subsection (ii); and (iv) defamation, seeking at least $1 million in damages for allegedly defamatory statements made about inVentiv. CEL-SCI believes inVentiv’s counterclaims are meritless and intends to vigorously defend them. However, if such defense is unsuccessful, and inVentiv successfully asserts any of its counterclaims, such an adverse determination could have a material adverse effect on CEL-SCI’s business, results, financial condition and liquidity.

On October 14, 2015, CEL-SCI entered into an agreement with a litigation firm to provide CEL-SCI with up to $5,000,000 in funding for litigation expenses to support its $50,000,000 arbitration claims against its former clinical research organization. The funding will be available to CEL-SCI if and when needed to fund the expenses of the ongoing arbitration and will only be repaid upon CEL-SCI receiving proceeds from the arbitration, subject to the terms and conditions of the agreement.  Refer to the 8-K dated October 12, 2015 for terms of repayment.

The arbitration hearing on the merits (the “trial”) is expected to occur in the spring of 2016. The exact date has not yet been determined.

ITEM 4.  MINE SAFETY DISCLOSURE

      Not applicable.

ITEM 5.  MARKET FOR CEL-SCI'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of September 30, 2015 there were approximately 1,300 record holders of CEL-SCI’s common stock. CEL-SCI’s common stock is traded on the NYSE MKT under the symbol “CVM”.

Shown below are the range of high and low quotations for CEL-SCI’s common stock for the periods indicated as reported on the NYSE MKT. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low

12/31/13	$1.80	$0.53
3/31/14	$1.90	$0.59
6/30/14	$1.72	$0.98
9/30/14	$1.30	$0.75

12/31/2014	$0.91	$0.54
3/31/2015	$1.23	$0.59
6/30/2015	$1.09	$0.59
9/30/2015	$0.80	$0.48

Holders of common stock are entitled to receive dividends as may be declared by CEL-SCI’s Board of Directors out of legally available funds and, in the event of liquidation, to share pro rata in any distribution of CEL-SCI’s assets after payment of liabilities. The Board of Directors is not obligated to declare a dividend. CEL-SCI has not paid any dividends on its common stock and CEL-SCI does not have any current plans to pay any common stock dividends.

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

The market price of CEL-SCI’s common stock, as well as the securities of other biopharmaceutical and biotechnology companies, have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. Factors such as fluctuations in CEL-SCI’s operating results, announcements of technological innovations or new therapeutic products by CEL-SCI or its competitors, governmental regulation, developments in patent or other proprietary rights, public concern as to the safety of products which may be developed by CEL-SCI or other biotechnology and pharmaceutical companies, and general market conditions may have a significant effect on the market price of CEL-SCI’s common stock.

The graph below matches the cumulative 5-year total return of holders of CEL-SCI’s common stock with the cumulative total returns of the NYSE MTK Composite index and the RDG MicroCap Biotechnology index. The graph assumes that the value of an investment in CEL-SCI's common stock and in each of the indexes (including reinvestment of dividends) was $100 on September 30, 2010 and tracks it through September 30, 2015.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	9/10	9/11	9/12	9/13	9/14	9/15

CEL-SCI Corporation	100.00	56.68	53.57	26.40	14.16	9.32
NYSE MKT Composite	100.00	104.37	129.03	131.42	151.13	126.81
RDG MicroCap Biotechnology	100.00	72.80	121.61	108.23	79.54	50.43

ITEM 6.  SELECTED FINANCIAL DATA

The following selected historical consolidated financial data are qualified by reference to, and should be read in conjunction with the consolidated financial statements and the related notes thereto, appearing elsewhere in this report, as well as Item 7 of this report.

Statements of Operations	2015	2014	2013	2012	2011
Grant income and other	$657,377	$264,033	$159,583	$254,610	$956,154
Operating expenses:
Research and development	20,949,208	17,000,145	12,681,049	10,368,695	11,745,629
Depreciation & amortization	206,750	231,752	364,124	533,468	531,316
General and administrative	13,797,964	10,606,248	6,982,686	6,595,287	6,664,883
Gain on derivative instruments	282,616	248,767	10,750,666	1,911,683	4,432,148
Other expenses (3)	(641,276)	-	-	-	(12,000,000)
Interest income	110,544	122,854	117,086	116,061	164,163
Interest expense	(129,985)	(163,774)	(170,423)	(262,214)	(322,980)

Net loss	(34,674,646)	(27,366,265)	(9,170,947)	(15,477,310)	(25,712,343)
Issuance of additional shares due to reset provision		(1,117,447)	-	(250,000)	-
Modification of warrants			(59,531)	(325,620)	(1,068,369)
Inducement warrants	-	-	-	(1,593,000)	-
Net loss available to common shareholders	$(34,674,646)	$(28,483,712)	$(9,230,478)	$(17,645,930)	$(26,780,712)

Net loss per common share (1)
Basic	$(0.42)	$(0.48)	$(0.30)	$(0.70)	$(1.28)
Diluted	$(0.42)	$(0.49)	$(0.66)	$(0.78)	$(1.50)
Weighted average common shares outstanding
Basic and diluted	82,519,027	58,804,622	30,279,442	25,183,654	20,848,899

Balance Sheets	2015	2014	2013	2012	2011
Working capital (deficit)	$1,982,589	$8,496,076	$(1,033,370)	$5,529,438	$1,796,349
Total assets	$15,447,603	$19,230,434	$10,838,572	$16,067,450	$18,625,440
Derivative instruments - current (2)	$-	$18,105	$-	$-	$5,068,552
Derivative instruments – noncurrent (2)	$13,686,587	$5,487,141	$433,024	$6,983,690	$2,192,521
Total liabilities	$20,677,846	$8,787,034	$4,138,482	$9,040,018	$9,546,616
Stockholders' (deficit) equity	$(5,230,243)	$10,443,400	$6,700,090	$7,027,432	$9,078,824

(1)	The calculation of diluted earnings per share for the five years in the period ended September 30, 2015 excluded potentially dilutive shares because their effect would have been anti-dilutive.

(2)	Included in total liabilities.

(3)
The $641,276 loss on debt extinguishment related to the renegotiation of terms on the note payable and is disclosed in the notes to the financial statements for the year ended September 30, 2015.   The $12 million other expense in 2011 was the cost of the lawsuit settlement.  The detailed terms of the lawsuit settlement and the related agreements and documents were filed as exhibits to CEL-SCI’s report on Form 10-Q for the three months ended March 31, 2011.

CEL-SCI's net loss available to common shareholders for each fiscal quarter during the two years ended September 30, 2015 were:

		Net Loss Per Share
Quarter	Net loss	Basic	Diluted

12/31/2014	$(7,845,318)	$(0.11)	$(0.14)
3/31/2015	$(12,556,236)	$(0.17)	$(0.17)

6/30/2015	$(4,429,137)	$(0.05)	$(0.06)
9/30/2015	$(9,843,955)	$(0.10)	$(0.10)

12/31/2013	$(5,451,865)	$(0.11)	$(0.15)
3/31/2014	$(13,365,580)	$(0.24)	$(0.24)
6/30/2014	$(2,444,480)	$(0.04)	$(0.11)
9/30/2014	$(7,221,787)	$(0.11)	$(0.13)

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

CEL-SCI’s lead investigational therapy, Multikine, is cleared for a Phase 3 clinical trial in advanced primary head and neck cancer. It has received a go-ahead by the U.S. FDA as well as twenty-three other countries.

CEL-SCI also owns and is developing a pre-clinical technology called LEAPS.

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

Results of Operations

Fiscal 2015

During the year ended September 30, 2015, grant and other income increased by $393,344 compared to the year ended September 30, 2014.  The increase is primarily due to the timing of drug shipments to supply the Company’s partner in Taiwan and the grant income earned by the Company’s Small Business Innovation Research (SBIR) grant during fiscal year 2015 compared to fiscal year 2014.

During the year ended September 30, 2015, research and development expenses increased by $3,949,063 compared to the year ended September 30, 2014.  CEL-SCI is continuing the Phase 3 clinical trial and research and development fluctuates based on the activity level of the clinical trial.  In fiscal year 2015, CEL-SCI received clearance from seven new countries for the Phase 3 clinical trial, and enrolled 305 patients in FY 2015 vs 142 in FY 2014.

During the year ended September 30, 2015, general and administrative expenses increased by $3,191,746, compared to the year ended September 30, 2014.  This increase is primarily due to an increase of approximately $1,977,000 of equity based compensation costs for restricted stock granted, increased legal fees of approximately $1,778,000 relating to arbitration with the Company’s former CRO, as discussed in Item 3 above and an increase of $220,000 in professional services.  These increases were offset by a decrease of approximately $788,000 in employee compensation primarily due to a decrease in the number of stock options issued and vested in 2015 compared to 2014.

During the years ended September 30, 2015 and 2014, CEL-SCI recorded a derivative gain of $282,616 and $248,767, respectively.  This variation was the result of the change in fair value of the derivative liabilities during the period which was caused by fluctuations in the share price of CEL-SCI’s common stock.

Interest expense decreased $33,789 during the year ended September 30, 2015 compared to the year ended September 30, 2014, and consisted primarily of interest expense on the loan from CEL-SCI’s president and interest on a capital lease.  Effective July 7, 2015, the interest rate on the related party loan was reduced from 15% to 9%, resulting in approximately $11,000 less in interest expense during 2015 than in 2014.  Additionally, the modifications of the loan from de Clara Trust were determined to be substantive, resulting in an extinguishment loss of $641,276 and a premium on the note payable of $165,943.  The premium is being amortized as a reduction of interest expense over the term of the note.  Amortization of the debt premium was $20,819 for the year ended September 30, 2015.

Fiscal 2014

During the year ended September 30, 2014, grant and other income increased by $104,450 compared to the year ended September 30, 2013.  The increase is primarily due to the timing of drug shipments to supply CEL-SCI’s partner in Taiwan during fiscal year 2014 compared to fiscal year 2013.

During the year ended September 30, 2014, research and development expenses increased by $4,319,096 compared to the year ended September 30, 2013.  CEL-SCI is continuing the Phase 3 clinical trial and research and development fluctuates based on the activity level of the clinical trial.  In fiscal year 2014, CEL-SCI received clearance from seven new countries for the Phase 3 clinical trial, added approximately thirty sites and set multiple record breaking months for enrolling patients.

During the year ended September 30, 2014, general and administrative expenses increased by $3,623,562, compared to the year ended September 30, 2013.  This increase is primarily due to $1,477,954 of equity based compensation costs for restricted stock issued, increased public relations costs of $443,596 and legal fees of $1,668,780.  Public relations costs increased to support the progression of the products through clinical trials.  Legal fees increased primarily as a result of arbitration with CEL-SCI’s former CRO, as discussed in Item 3 above.

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

Research and Development Expenses

During the five years ended September 30, 2015, CEL-SCI’s research and development efforts involved Multikine and LEAPS.   The table below shows the research and development expenses associated with each project during this five-year period.

	2015	2014	2013	2012	2011
MULTIKINE	$20,455,398	$16,625,367	$12,303,564	$9,977,617	$11,257,157
LEAPS	493,810	374,778	377,485	391,078	488,472

TOTAL	$20,949,208	$17,000,145	$12,681,049	$10,368,695	$11,745,629

In January 2007, CEL-SCI received a “no objection” letter from the FDA indicating that it could proceed with Phase 3 trials with Multikine in head and neck cancer patients.  CEL-SCI had previously received a “no objection” letter from the Canadian Biologics and Genetic Therapies Directorate which enabled CEL-SCI to begin its Phase 3 clinical trial in Canada.  Subsequently, CEL-SCI received similar authorizations from twenty-three other regulators.

CEL-SCI’s Phase 3 clinical trial began in December 2010 after the completion and validation of CEL-SCI’s dedicated manufacturing facility.

As explained in Item 1 of this report, as of November 30, 2015, CEL-SCI was involved in pre-clinical studies with respect to its LEAPS technology.  As with Multikine, CEL-SCI does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its LEAPS technology.  Consequently, CEL-SCI cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects.

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

Liquidity and Capital Resources

CEL-SCI has had only limited revenues from operations since its inception in March 1983.  CEL-SCI has relied upon capital generated from the public and private offerings of its common stock and convertible notes.  In addition, CEL-SCI has utilized short-term loans to meet its capital requirements.  Capital raised by CEL-SCI has been expended primarily to acquire an exclusive worldwide license to use, and later purchase, certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system and for clinical trials.  Capital has also been used for patent applications, debt repayment, research and development, administrative costs, and the construction of CEL-SCI’s laboratory facilities.  CEL-SCI does not anticipate realizing significant revenues until it enters into licensing arrangements regarding its technology and know-how or until it receives regulatory approval to sell its products (which could take a number of years). As a result, CEL-SCI has been dependent upon the proceeds from the sale of its securities to meet all of its liquidity and capital requirements and anticipates having to do so in the future.  During fiscal year 2015 and 2014, CEL-SCI raised net proceeds of approximately $21,148,000 and $31,546,000, respectively, through the sale of stock and exercise of outstanding warrants.

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

 CEL-SCI estimates the total cash cost of the Phase 3 clinical trial, with the exception of the parts that will be paid by its licensees, Teva Pharmaceuticals and Orient Europharma, to be approximately $21.6 million going forward.

In August 2007, CEL-SCI leased a building near Baltimore, Maryland.  The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI’s specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI’s Phase III clinical trials and sales of the drug if approved by the FDA.  The lease expires on October 31, 2028, and required annual base rent payments of approximately $1,573,000 during the twelve months ended September 30, 2015.  See Item 2 of this report for more information concerning the terms of this lease.

In August 2008, CEL-SCI sold 138,339 shares of common stock and 207,508 Series N warrants in a private financing for $1,037,500.  In June 2009, an additional 116,667 shares and 181,570 Series N warrants were issued to the investors.  In October 2011, an additional 83,333 shares and 129,693 Series N warrants were issued to the investors.  In October 2013, an additional 764,602 shares and 1,189,961 Series N warrants were issued to the investors.  In December 2013, an additional 798,481 shares and 1,242,688 Series N warrants were issued to the investors. The additional shares and warrants were issued due to a reset provision included in the private financing.  In January 2014, CEL-SCI offered to the investors to extend the Series N warrants by one year and allow for cashless exercise in exchange for cancelling the reset provision in the warrant agreement. One of the investors accepted this offer. In March 2014, 106,793 Series N Warrants were exercised. On October 28, 2014, the remaining Series N warrants were transferred to the de Clara Trust, of which the Company’s CEO, Geert Kersten, is the trustee and a beneficiary. On June 29, 2015, concurrently with the modification of the note payable held by the de Clara Trust, CEL-SCI extended the expiration date of the Series N warrants to August 18, 2017. As of September 30, 2015, the remaining 2,844,627 Series N warrants entitle the holders to purchase one share of CEL-SCI's common stock at a price of $0.52731 per share at any time prior to August 18, 2017.

Between June 23 and July 8, 2009, CEL-SCI sold 1,534,935 shares of its common stock at a price of $4.00 per share totaling $6,139,739.  The investors in this offering also received 1,028,406 Series A warrants which may be exercised at any time prior to December 24, 2014.  As of September 30, 2014, 881,309 Series A warrants had been exercised.   Between December 24, 2014 and January 8, 2015, 147,097 Series A warrants expired.

Between December 2008 and June 2009, Maximilian de Clara, CEL-SCI’s President and a director, loaned CEL-SCI $1,104,057 under a note payable.  The original loan from Mr. de Clara bore interest at 15% per year and was secured by a lien on substantially all of CEL-SCI’s assets.  At Mr. de Clara’s option, the note could be converted into shares of CEL-SCI’s common stock.  The number of shares which would be issued upon any conversion would be determined by dividing the amount to be converted by $4.00.  In accordance with the note agreement, CEL-SCI issued Mr. de Clara warrants to purchase 164,824 shares of CEL-SCI’s common stock at a price of $4.00 per share.  These warrants expired on December 24, 2014.  In consideration for an extension of the due date, Mr. de Clara received warrants to purchase 184,930 shares of CEL-SCI’s common stock at a price of $5.00 per share.  These warrants expired on January 6, 2015.  In consideration of Mr. de Clara’s agreement to subordinate his note to the convertible preferred shares and convertible debt as part of a prior year settlement agreement, CEL-SCI extended the maturity date of the note to July 6, 2015.  In August 2014, the loan and warrants were transferred to the de Clara Trust, of which CEL-SCI’s CEO, Geert Kersten, is the trustee and a beneficiary.  Mr. de Clara will continue to receive the interest payments. On June 29, 2015, CEL-SCI extended the maturity date of the note to July 6, 2017, lowered the interest rate to 9% per year and changed the conversion price to $0.59.  The new terms were effective July 7, 2015. On October 11, 2015, the maturity date of the note was extended for one year to July 6, 2018.  The extension was made at the request of Lake Whillans Vehicle I, LLC, which agreed to provide CEL-SCI with up to $5,000,000 in funding for litigation expenses to support CEL-SCI’s $50,000,000 arbitration claims against CEL-SCI’s former clinical research organization.

CEL-SCI does not have the right to prepay the loan without the consent of the Trust.  The de Clara Trust may demand payment upon giving CEL-SCI a minimum 10 day notice.  As of September 30, 2015, the full amount of the note was outstanding.

On August 20, 2009, CEL-SCI sold 1,078,444 shares of its common stock to a group of private investors for $4,852,995 or $4.50 per share.  The investors also received 539,220 Series C warrants which may be exercised at any time prior to February 20, 2015.  As of September 30, 2014, 75,733 Series C warrants had been exercised.  On February 20, 2015, the remaining 463,487 Series C warrants expired.

On January 25, 2012, CEL-SCI sold 1,600,000 shares of its common stock to institutional investors for $5,760,000 or $3.60 per share.  The investors also received Series H warrants which may be exercised at any time prior to August 1, 2015.  The Series H warrants entitle the holders to purchase 1,200,000 shares of CEL-SCI's common stock at a price of $5.00 per share.  As of September 30, 2015, none of the Series H Warrants had been exercised.

In February 2012, CEL-SCI received $1,475,000 as a result of the exercise of the remaining Series O warrants. The Series O warrants were exercisable at any time on or prior to March 6, 2016. As an inducement for the early exercise of the Series O warrants, CEL-SCI issued Series P warrants to the former holder of the Series O warrants.  The Series P warrants are exercisable at any time prior to March 7, 2017.  The Series P warrants entitle the holders to purchase 590,001 shares of CEL-SCI's common stock at a price of $4.50 per share.  As of September 30, 2015, none of the Series P Warrants had been exercised.

In June 2012, CEL-SCI sold 1,600,000 shares of its common stock for $5,600,000, or $3.50 per share, in a registered direct offering.  The investors in this offering also received Series Q warrants which may be exercised at any time on or before December 22, 2015.  The Series Q warrants entitle the holders to purchase 1,200,000 shares of CEL-SCI's common stock at a price of $5.00 per share.  As of September 30, 2015, none of the Series Q Warrants had been exercised.

In December 2012, CEL-SCI sold 3,500,000 shares of its common stock to institutional investors for $10,500,000 or $3.00 per share.  The investors also received Series R warrants which may be exercised at any time prior to December 7, 2016.  The Series R warrants entitle the holders to purchase 2,625,000 shares of CEL-SCI's common stock at a price of $4.00 per share.  As of September 30, 2015, none of the Series R Warrants had been exercised.

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

In February 2014, the S warrants began trading on the NYSE MKT under the ticker symbol “CVM WS”.  As of September 30, 2015, 2,088,769 Series S Warrants had been exercised.  The remaining 25,928,010 Series S warrants entitle the holders to purchase one share of CEL-SCI's common stock at a price of $1.25 per share.

In April 2014, CEL-SCI sold 7,128,229 shares of common stock, plus 1,782,057 Series T warrants, in an underwritten offering.  The net proceeds to CEL-SCI from the sale of the stock and warrants were approximately $9.23 million.  The Series T warrants had an exercise price of $1.58 and expired on October 17, 2014.  CEL-SCI also issued 445,514 Series U warrants to the  underwriters for this offering. The Series U warrants may be exercised beginning October 17, 2014 at a price of $1.75 per share and expire on October 17, 2017. As of September 30, 2015, none of the Series U warrants had been exercised.

In October 2014, CEL-SCI sold 7,894,737 shares of common stock, plus 1,973,684 Series S warrants in an underwritten public offering. The net proceeds to CEL-SCI from the sale of the stock and warrants were approximately $5.5 million. The warrants are immediately exercisable, expire October 11, 2018 and have an exercise price of $1.25.

Additionally, in October 2014, CEL-SCI sold 1,320,000 shares of common stock, plus 330,000 Series S warrants in a registered direct offering. The net proceeds to CEL-SCI from the sale of the stock and warrants were approximately $941,000. The warrants are immediately exercisable, expire October 11, 2018 and have an exercise price of $1.25.

On May 28, 2015, CEL-SCI sold 20,253,164 shares of common stock, plus 20,253,164 Series V warrants, in an underwritten public offering.  The common stock and Series V warrants were sold at a combined per unit price of $0.79 for net proceeds of approximately $14.7 million.  The Series V warrants are immediately exercisable at a price of $0.79 and expire on May 28, 2020.  As of September 30, 2015, none of the Series V warrants had been exercised.

Inventory decreased by approximately $50,000 at September 30, 2015 as compared to September 30, 2014, due to the timing of supplies purchased and used in  the manufacturing of Multikine for the Phase 3 clinical trial.  In addition, prepaid expenses increased by approximately $72,000. The increase was primarily due to the Company making advance payments to cover future expenses related to its ongoing Phase 3 clinical trial.

During the year ended September 30, 2015, CEL-SCI’s cash decreased by $2,786,938.  Significant components of this decrease include: 1) net cash used in operating activities of $23,833,333, 2) expenditures for equipment and patents of $93,531, and 3) the repayment of $8,452 in capital lease obligations offset by $21,148,378 in proceeds from the sale of stock and warrants.

Future Capital Requirements

Other than funding operating losses, funding its research and development program, and  making required lease payments, CEL-SCI does not have any material capital commitments.  Material contractual obligations as of September 30, 2015 are as follows:

	Years Ending September 30,
	Total	2016	2017	2018	2019	2020	2021 & thereafter
Operating Leases	$27,117,710	1,861,154	$1,844,807	$1,848,235	$1,912,779	$1,951,756	$17,698,979
Related Party Note & Interest	1,393,872	107,646	99,365	1,186,861	-	-	-
Total Contractual Obligations	$28,511,582	$1,968,800	$1,944,172	$3,035,096	$1,912,779	$1,951,756	$17,698,979

For information on employment contracts, see Item 11 of this report.

Further, CEL-SCI has contingent obligations with vendors for work that will be completed in relation to the Phase 3 trial.  The timing of these obligations cannot be determined at this time.

The estimated remaining cash cost of these obligations for the Phase 3 clinical trial is approximately $21.6 million.

CEL-SCI will need to raise additional funds, either through the exercise of outstanding warrants/options, through a debt or equity financing or a partnering arrangement, to complete the Phase 3 trial and bring Multikine to market.  If CEL-SCI is able to raise additional funds, then CEL-SCI believes that it has enough capital to support its operations for more than the next twelve months. If CEL-SCI cannot raise the needed funds, CEL-SCI may have to end the Phase 3 clinical trial before its completion.

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

Critical Accounting Policies

CEL-SCI's significant accounting policies are more fully described in Note 1 to the financial statements included as part of this report.  However, certain accounting policies are particularly important to the portrayal of financial position and results of operations and require the application of significant judgments by management. As a result, the financial statements are subject to an inherent degree of uncertainty.  In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates.  These estimates are based on CEL-SCI's historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate.  CEL-SCI’s significant accounting policies include:

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

Stock Options and Warrants – Compensation cost is measured at fair value as of the grant date in accordance with the provisions of ASC 718. The fair value of the stock options is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires various judgmental assumptions including volatility, forfeiture rates and expected option life. The stock-based compensation cost is recognized on the accelerated method as expense over the requisite service or vesting period.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. CEL-SCI enters into financing arrangements that are, or include, freestanding derivative instruments or that are, or include, hybrid instruments that contain embedded derivative features.  CEL-SCI does not enter into derivative instruments for trading purposes.  Additional information is presented in the notes to the financial statements.  The fair value of these instruments is affected primarily by volatility of the trading prices of CEL-SCI’s common stock.  For three years ended September 30, 2015, CEL-SCI recognized a gain of $282,616, $248,767, and $10,750,666, respectively, resulting from changes in fair value of derivative instruments.  CEL-SCI has exposure to risks associated with foreign exchange rate changes because some of the expenses related to the Phase 3 trial are transacted in a foreign currency.  The interest risk on investments on September 30, 2015 was considered immaterial due to the fact that the interest rates at that time were nominal at best and CEL-SCI keeps its cash and cash equivalents in short term maturities.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements included with this report.

ITEM  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON  ACCOUNTING  AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.   CONTROLS AND PROCEDURES

Under the direction and with the participation of CEL-SCI’s management, including CEL-SCI’s Chief Executive Officer and Chief Financial Officer, CEL-SCI carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2015.  CEL-SCI maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to CEL-SCI’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. CEL-SCI’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Principal Financial Officer has concluded that CEL-SCI’s disclosure controls were effective as of September 30, 2015.

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

Geert Kersten, CEL-SCI’s Chief Executive and Principal Financial Officer, evaluated the effectiveness of CEL-SCI’s internal control over financial reporting as of September 30, 2015 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of CEL-SCI’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, Mr. Kersten concluded that CEL-SCI’s internal control over financial reporting was effective as of September 30, 2015.

There was no change in CEL-SCI’s internal control over financial reporting that occurred during the fiscal year ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, CEL-SCI’s internal control over financial reporting.

CEL-SCI’s independent registered public accounting firm BDO USA, LLP has issued an attestation report on CEL-SCI’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
CEL-SCI Corporation
Vienna, VA

We have audited CEL-SCI Corporation’s internal control over financial reporting as of September 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). CEL SCI Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, CEL-SCI Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of CEL-SCI Corporation as of September 30, 2015 and 2014, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended September 30, 2015 and our report dated December 11, 2015 expressed an unqualified opinion thereon.

/s/BDO USA, LLP

McLean, Virginia
December 11, 2015

ITEM 9B.                      OTHER INFORMATION

 None.

ITEM 10.                   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

Name	Age	Position

Maximilian de Clara	85	Director and President
Geert R. Kersten, Esq.	56	Director, Chief Executive Officer and Treasurer
Patricia B. Prichep	64	Senior Vice President of Operations and Corporate Secretary
Dr. Eyal Talor	59	Chief Scientific Officer
Dr. Daniel H. Zimmerman	74	Senior Vice President of Research, Cellular Immunology
John Cipriano	73	Senior Vice President of Regulatory Affairs
Alexander G. Esterhazy	74	Director
Dr. Peter R. Young	70	Director
Bruno Baillavoine	62	Director

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

Peter R. Young, Ph.D. has been a Director of CEL-SCI since August 2002. Dr. Young has been a senior executive within the pharmaceutical industry in the United States and Canada for most of his career, originally in organizations that are now part of Sanofi S.A. Over the last 20 years he has primarily held positions of Chief Executive Officer or Chief Financial Officer and has extensive experience with acquisitions and equity financing. Since November 2001, Dr. Young has been the President of Agnus Dei, LLC, which has acted as a partner in an organization managing immune system clinics which treats patients with diseases such as cancer, multiple sclerosis and hepatitis.  Dr. Young was also the President and Chief Executive Officer of SRL Technology, Inc., a company involved in the development of pharmaceutical drug delivery systems. Between 1998 and 2001, Dr. Young was the Chief Financial Officer of Adams Laboratories, Inc., the developer of Mucinex®. Dr. Young received his Ph.D. in Organic Chemistry from the University of Bristol, England after obtaining his Bachelor's degree in Honors Chemistry, Mathematics and Economics. Subsequently, he qualified as a Fellow of the Chartered Institute of Management Accountants.

Bruno Baillavoine joined CEL-SCI’s board of directors in June 2015.  Since 2010, Mr. Baillavoine has been a partner of Globomass Holdings Limited, a London, England based developer of renewable energy projects from concept through final operations. Since 2012 Mr. Baillavoine has been the Executive Chairman of Globomass Holdings. Globomass Holdings has subsidiaries in Ireland, Bulgaria, Croatia, Serbia, and has recently acquired a 20% stake in a US based renewable energy company. Between 1978 and 1982 he was the marketing manager of Ravenhead Ltd., a manufacturer of glass tableware, and part of United Distillers Group (later acquired by Grand Metropolitan). During this time Mr. Baillavoine became the UK Business Manager where he restored market share and profit for United Distillers.  From 1982 to 1986 Mr. Baillavoine was Group Corporate Planning and Group Marketing Director for Prontaprint where he expanded the number of shops to 500 locations in four years. Mr. Baillavoine joined Grand Metropolitan Plc between 1986-1988 (now Diageo Plc), an FTSE 100 beverage, food, hotel and leisure company, as director in the Special Operations division.  In this capacity, he developed plans for Grand Met’s trouble-shooting division for over 20,000 Grand Met retail outlets. From 1988-1991 he was the Managing Director of Nutri Systems (UK) Ltd., a subsidiary of the US based provider of professionally supervised weight loss programs.  Between 1991 and 1995, Mr. Baillavoine was Director of BET Group plc, a multinational business support services group, and in 1992, was promoted to the Managing Director for the manufacturing businesses. The £2.3 billion turnaround of BET during his tenure is one of the most successful turnarounds of a top 100 FTSE company.  Since 1995, Mr. Baillavoine has held a number of CEO positions across a wide range of industries and geographical locations.  Mr. Baillavoine has European and American educations (US high school and University of Wisconsin Eau Claire 1972-1976).

Mr. Baillavoine is the successor to Dr. C. Richard Kinsolving, who passed away in December 2014.  Dr. Kinsolving served as a director since February 1999.

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

Alexander G. Esterhazy, Dr. Peter R. Young and Bruno Baillavoine are independent directors as that term is defined in section 803 of the listing standards of the NYSE MKT.

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

CEL-SCI does not have a policy with regard to Board member’s attendance at annual meetings.  All Board members, with the exception of Mr. de Clara and Mr. Esterhazy, attended the last annual shareholder’s meeting held on June 22, 2015.

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

The fundamental principles of CEL-SCI’s compensation philosophy are described below:

•	Market-driven. Compensation programs are structured to be competitive both in their design and in the total compensation that they offer.

•
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

Based on a review of its compensation programs, CEL-SCI does not believe that such programs encourage any of its employees to take risks that would be likely to have a material adverse effect on CEL-SCI.  CEL-SCI reached this conclusion based on the following:

•	The salaries paid to employees are consistent with the employees’ duties and responsibilities.

•	Employees who have high impact relative to the expectations of their job duties and functions are rewarded.

•	CEL-SCI retains employees who have skills critical to its long term success.

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

Components of Compensation—Executive Officers

CEL-SCI’s executive officers are compensated through the following three components:

•	Base Salary
•	Long-Term Incentives (“LTIs”) (stock options and/or grants of stock)
•	Benefits

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

In past years, base salaries, benefits and incentive compensation opportunities were generally targeted near the median of general survey market data derived from indices covering similar biotech/pharmaceutical companies.  The companies included Advaxis, Inc., Amicus Therapeutics, Inc., Celsion Corp., CytRx Corporation, GERON Corp, Idera Pharmaceuticals, Inc., Northwest Biotherapeutics, Inc., Oragenics, Inc., StemCells, Inc., Taxus Cardium Pharmaceuticals Group Inc., TG Therapeutics, Inc., Venaxis, Inc., Arrowhead Research Corp, CorMedix Inc., Fibrocell Science, Inc., Hemispherx Biopharma, Inc., Opexa Therapeutics, Inc., OXiGENE, Inc., Catalyst Bioscience, Inc. (formerly Targacept, Inc)., Tenax Therapeutics, Inc., Trovagene, Inc. and ZIOPHARM Oncology, Inc.

During fiscal year 2014, CEL-SCI used a third party consultant to provide it with recommendations for strategic long term incentive compensation for certain key executives.  The recommendation resulted in the formation of the 2014 Incentive Stock Bonus Plan that was voted on and passed by the shareholders at the annual meeting on July 22, 2014.

Base Salaries

Base salaries generally have been targeted to be competitive when compared to the salary levels of persons holding similar positions in other pharmaceutical companies and other publicly traded companies of comparable size. Each executive officer’s respective responsibilities, experience, expertise and individual performance are considered.

A further consideration in establishing compensation for the senior employees is their long term history with CEL-SCI.  Taken into consideration are factors that have helped CEL-SCI survive in times when it was financially weak, such as: willingness to accept salary cuts, willingness not to be paid at all for extended time periods, and in general an attitude that helped CEL-SCI survive during financially difficult times.

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

CEL-SCI believes that grants of equity-based compensation:

•	Enhance the link between the creation of shareholder value and long-term executive incentive compensation;

•	Provide focus, motivation and retention incentive; and

•	Provide competitive levels of total compensation.

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

The following table sets forth in summary form the compensation received by (i) the Chief Executive and Financial Officer of CEL-SCI and (ii) by each other executive officer of CEL-SCI who received in excess of $100,000 during the three fiscal years ended September 30, 2015.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Restricted Stock Awards (3)	Option Awards (4)	All Other Compen-sation (5)	Total
		$	$	$	$	$	$

Maximilian de Clara,	2015	332,750	--	--	69,190	40,000	441,940
President	2014	393,250	--	--	298,648	73,183	765,081
	2013	332,750	--	--	306,863	40,000	679,613

Geert R. Kersten,	2015	514,083	--	16,050	--	54,981	585,114
Chief Executive	2014	584,621	--	3,236,526	82,917	57,581	3,961,645
Officer and Treasurer	2013	439,093	--	15,225	1,516,692	53,514	2,024,524

Patricia B. Prichep,	2015	235,702	--	14,128	--	6,906	256,736
Senior Vice President	2014	247,852	--	1,735,938	55,278	6,531	2,045,599
of Operations and	2013	202,253	--	13,941	485,634	5,531	707,359
Secretary

Eyal Talor, Ph.D.,	2015	290,983	--	9,600	--	6,031	306,613
Chief Scientific Officer	2014	283,283	--	1,731,290	55,278	6,031	2,075,882
	2013	272,388	--	9,600	460,255	6,031	748,274

Daniel Zimmerman, Ph.D.,	2015	219,026	--	13,148	52,003	6,031	290,209
Senior Vice President of	2014	213,231	--	13,274	227,319	6,031	459,855
Research, Cellular	2013	205,030	--	12,989	87,911	6,031	311,961
Immunology

John Cipriano,	2015	202,718	--	--	--	31	202,749
Senior Vice President of	2014	197,354	--	888,614	41,549	31	1,127,458
Regulatory Affairs	2013	189,763	--	--	47,968	31	237,762

(1)	The dollar value of base salary (cash and non-cash) earned. The officers of the Company received stock in lieu of salary increases in FY 2015.

(2)	The dollar value of bonus (cash and non-cash) earned.

(3)
The fair value of the shares of restricted stock issued during the periods covered by the table is shown as compensation for services to the persons listed in the table.  For all persons listed in the table, the shares were issued as CEL-SCI's contribution on behalf of the named officer who participates in CEL-SCI's 401(k) retirement plan and, by far the largest part, restricted shares issued from the 2014 Incentive Stock Bonus Plan that was voted on and passed by the shareholders at the annual meeting on July 22, 2014.  These shares are not vested and are held in escrow.  The shares will only be earned upon the achievement of certain milestones leading to the commercialization of CEL-SCI’s Multikine technology, or specified increases in the market price of CEL-SCI’S stock. If the performance or market criteria are not met as specified in the Incentive Stock Bonus Plan, all or a portion of the awarded shares will be forfeited.  The value of all stock awarded during the periods covered by the table is calculated according to ASC 718-10-30-3 which represented the grant date fair value.

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

Employee Pension, Profit Sharing or Other Retirement Plans

CEL-SCI has a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code and covering substantially all CEL-SCI’s employees.  CEL-SCI’s contribution to the plan is made in shares of CEL-SCI's common stock. Each participant's contribution is matched by CEL-SCI with shares of common stock which have a value equal to 100% of the participant's contribution, not to exceed the lesser of $1,000 or 6% of the participant's total compensation.  CEL-SCI's contribution of common stock is valued each quarter based upon the closing price of its common stock.  The fiscal 2015 expenses for this plan were $165,646.  Other than the 401(k) Plan, CEL-SCI does not have a defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors During Year Ended September 30, 2015

Name	Paid in Cash	Stock Awards (1)	Option Awards (2)	Total

Maximilian de Clara	$40,000	-	$69,190	$109,190
Geert Kersten	$40,000	-	-	$40,000
Alexander Esterhazy	$45,000	-	$69,190	$114,190
Peter R. Young	$50,000	-	$69,190	$119,190
Bruno Baillavoine (3)	$11,250	-	$69,190	$80,440

(1)	The fair value of stock issued for services.

(2)	The fair value of options granted computed in accordance with ASC 718-10-30-3 on the date of grant which represents their grant date fair value.

(3)
Mr. Baillavoine joined the Board of Directors in June 2015.  Mr. Baillavoine is the successor to Dr. C. Richard Kinsolving, who passed away in December 2014.  Dr. Kinsolving served as a director since February 1999.

Directors’ fees paid to Maximilian de Clara and Geert Kersten are included in the Executive Compensation table.

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

In the event that there is a material reduction in Mr. de Clara's authority, duties or activities, or in the event there is a change in the control of CEL-SCI, the agreement allows Mr. de Clara to resign from his position at CEL-SCI and receive a lump-sum payment from CEL-SCI equal to 18 months of salary ($544,500) and the unvested portion of any stock options would vest immediately ($218,323).  For purposes of the employment agreement, a change in the control of CEL-SCI means the sale of more than 50% of the outstanding shares of CEL-SCI's common stock, or a change in a majority of CEL-SCI's directors.

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

Geert Kersten

In September 1, 2003, CEL-SCI entered into a three-year employment agreement with Mr. Kersten.  On September 1, 2006, Mr. Kersten’s employment agreement was extended to September 1, 2011.  On September 1, 2011, CEL-SCI extended its employment agreement with Mr. Kersten to August 31, 2016.  Mr. Kersten’s annual salary for fiscal year 2015 was $542,769.  Mr. Kersten will receive at least the same salary increases each year as do other senior executives of CEL-SCI.  Increases beyond those, if any, shall be made at the sole discretion of CEL-SCI’s directors.

During the employment term, Mr. Kersten will be entitled to receive any other benefits which are provided to CEL-SCI's executive officers or other full time employees in accordance with CEL-SCI's policies and practices and subject to Mr. Kersten’s satisfaction of any applicable condition of eligibility.

If Mr. Kersten resigns within ninety (90) days of the occurrence of any of the following events: (i) a reduction in Mr. Kersten’s salary (ii) a relocation (or demand for relocation) of Mr. Kersten’s place of employment to a location more than thirty-five (35) miles from his current place of employment, (iii) a significant and material reduction in Mr. Kersten’s authority, job duties or level of responsibility or the imposition of significant and material limitations on the Mr. Kersten’s autonomy in his position, or (iv) a Change in Control, then the employment agreement will be terminated and Mr. Kersten will be entitled to receive a lump-sum payment from CEL-SCI equal to 24 months of salary ($1,085,538) and the unvested portion of any stock options would vest immediately ($833,996). For purposes of the employment agreement a change in the control of CEL-SCI means: (1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors.

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

Patricia B. Prichep / Eyal Talor, Ph.D.

On August 30, 2010, CEL-SCI entered into a three-year employment agreement with Patricia B. Prichep, CEL-SCI’s Senior Vice President of Operations.    On August 30, 2013 the employment agreement with Ms. Prichep was extended to August 30, 2016.  Ms. Prichep’s annual salary for fiscal year 2015 was $238,644.

On August 30, 2010, CEL-SCI also entered into a three-year employment agreement with Eyal Talor, Ph.D., CEL-SCI’s Chief Scientific Officer.   On August 30, 2013, the employment agreement with Dr. Talor was extended to August 30, 2016.  Dr. Talor’s annual salary for fiscal year 2015 was $294,614.

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

In the event there is a change in the control of CEL-SCI, the employment agreements with Ms. Prichep and Dr. Talor allow Ms. Prichep and/or Dr. Talor (as the case may be) to resign from her or his position at CEL-SCI and receive a lump-sum payment from CEL-SCI equal to 18 months of salary ($357,966 and $441,921 respectively). In addition, the unvested portion of any stock options held by the employee will vest immediately ($222,567 and $222,567 respectively). For purposes of the employment agreements, a change in the control of CEL-SCI means: (1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors.

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

Compensation Committee Interlocks and Insider Participation

CEL-SCI has a compensation committee comprised of Mr. Alexander Esterhazy, Mr. Bruno Baillavoine and Dr. Peter Young, all of whom are independent directors.

During the year ended September 30, 2015, no director of CEL-SCI was also an executive officer of another entity, which had an executive officer of CEL-SCI serving as a director of such entity or as a member of the compensation committee of such entity.

Loan from Officer and Director

Between December 2008 and June 2009, CEL-SCI’s President, and a director, Maximilian de Clara, loaned CEL-SCI $1,104,057.  Between July 2009 and July 2015, the loan from Mr. de Clara bore interest at 15% per year.  At Mr. de Clara’s option, the loan may be converted into shares of CEL-SCI’s common stock.  The number of shares which will be issued upon any conversion will be determined by dividing the amount to be converted by $4.00.  In accordance with the loan agreement, CEL-SCI issued Mr. de Clara warrants to purchase 164,824 shares of CEL-SCI’s common stock at a price of $4.00 per share.  These warrants expired on December 24, 2014.  In consideration for an extension of the due date, Mr. de Clara received warrants to purchase 184,930 shares of CEL-SCI’s common stock at a price of $5.00 per share.  These warrants expired on January 6, 2015.  In consideration of Mr. de Clara’s agreement to subordinate his note to the convertible preferred shares and convertible debt as part of a prior year settlement agreement, CEL-SCI extended the maturity date of the note to July 6, 2015.   In August 2014, the loan was transferred to the de Clara Trust, of which CEL-SCI’s Chief Executive Officer, Geert Kersten, is the trustee and a beneficiary.  Mr. de Clara will continue to receive the interest payments.

On June 29, 2015, CEL-SCI extended the maturity date of the note to July 6, 2017, lowered the interest rate to 9% per year and changed the conversion price to $0.59, the closing stock price on the previous trading day. The new terms were effective July 7, 2015. The premium increased the face value of the note to $1,270,000 and will be amortized as a reduction of interest expense through the expiration date of the note. Concurrently, CEL-SCI extended the expiration date of the Series N warrants to August 18, 2017. The incremental cost of this modification was $475,333 and was included in debt extinguishment loss on the note, for a total loss of $641,276.

CEL-SCI does not have the right to prepay the loan without the consent of the Trust.  The loan is secured by a lien on substantially all of CEL-SCI’s assets.  The Trust may demand payment upon giving CEL-SCI a minimum 10-day notice.

On October 11, 2015, at the request of Lake Whillans Vehicle I, LLC, the note was extended for one year to July 6, 2018.

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

Stock Options

The following tables show information concerning the options granted during the fiscal year ended September 30, 2015, to the persons named below:

Options Granted

Name	Grant Date	Options Granted	Price Per Share	Expiration Date

Maximilian de Clara	6/22/2015	125,000	$0.66	6/21/2025

Daniel Zimmerman	6/25/2015	100,000	$0.62	6/24/2025

Alexander Esterhazy	6/22/2015	125,000	$0.66	6/21/2025

Bruno Baillavoine	6/22/2015	125,000	$0.66	6/21/2025

Peter Young	6/22/2015	125,000	$0.66	6/21/2025

The following tables show information concerning the options cancelled and exercised during the fiscal year ended September 30, 2015, to the persons named below:

Options Cancelled

		Weighted Average	Weighted Average Remaining Contractual
Employee	Total Options	Exercise Price	Term (Years)

None

Options Exercised

	Date of	Shares Acquired	Value
Name	Exercise	On Exercise	Realized

None

The following lists the outstanding options held by the persons named below:

	Shares underlying unexercised
	Option which are:				Exercise	Expiration
Name	Exercisable		Unexercisable		Price	Date

Maximilian de Clara	10,000				5.80	09/12/16
	20,000				6.30	09/13/17
	20,000				6.20	03/04/18
	143,625	(1)			2.50	04/23/19
	16,667	(2)			3.80	07/06/19
	25,000				3.80	07/20/19
	25,000				4.80	07/20/20
	25,000				6.90	04/14/21
	47,200				3.20	12/01/16
	37,500				3.90	05/17/22
	40,000				2.80	12/17/22
	25,000				2.10	06/30/23
	25,000				1.09	02/25/24
	100,000				1.10	08/05/24
	150,000				1.08	08/25/24
	----------
	709,992
			33,333	(2)	3.80	07/06/19
			60,000		2.80	12/17/22
			12,500		2.10	06/30/23
			50,000		1.09	02/25/24
			125,000		0.66	06/21/25
			----------
			280,833

	Shares underlying unexercised
	Option which are:				Exercise	Expiration
Name	Exercisable		Unexercisable		Price	Date

Geert R. Kersten	20,000				5.80	09/12/16
	20,000				6.30	09/13/17
	20,000				6.20	03/04/18
	183,861	(1)			2.50	04/23/19
	133,334	(2)			3.80	07/06/19
	30,000				3.80	07/20/19
	30,000				4.80	07/20/20
	30,000				6.90	04/14/21
	125,440				3.20	12/01/16
	45,000				3.90	05/17/22
	189,000				2.80	12/17/17
	114,140				2.80	12/17/22
	30,000				2.10	06/30/23
	30,000				1.09	02/25/24
	----------
	1,000,775
			266,666	(2)	3.80	07/06/19
			385,860		2.80	12/17/22
			15,000		2.10	06/30/23
			60,000		1.09	02/25/24
			----------
			727,526

Patricia B. Prichep	9,000				5.80	09/12/16
	10,000				6.30	09/13/17
	10,000				6.20	03/04/18
	71,710	(1)			2.50	04/23/19
	100,000	(2)			3.80	07/06/19
	15,000				3.80	07/20/19
	15,000				4.80	07/20/20
	15,000				6.90	04/14/21
	38,520				3.20	12/01/16
	30,000				3.90	05/17/22
	58,000				2.80	12/17/17
	46,780				2.80	12/17/22
	20,000				2.10	06/30/23
	20,000				1.09	02/25/24
	----------
	459,010
			200,000	(2)	3.80	07/06/19
			103,220		2.80	12/17/22
			10,000		2.10	06/30/23
			40,000		1.09	02/25/24
			----------
			353,220

	Shares underlying unexercised
	Option which are:				Exercise	Expiration
Name	Exercisable		Unexercisable		Price	Date

Eyal Talor, Ph.D	8,000				5.80	09/12/16
	10,000				6.30	09/13/17
	10,000				6.20	03/04/18
	24,082	(1)			2.50	04/23/19
	100,000	(2)			3.80	07/06/19
	15,000				3.80	07/20/19
	15,000				4.80	07/20/20
	15,000				6.90	04/14/21
	27,773				3.20	12/01/16
	30,000				3.90	05/17/22
	37,417				2.80	12/17/17
	46,780				2.80	12/17/22
	20,000				2.10	06/30/23
	20,000				1.09	02/25/24
	----------
	379,052
			200,000	(2)	3.80	07/06/19
			103,220		2.80	12/17/22
			10,000		2.10	06/30/23
			40,000		1.09	02/25/24
			----------
			353,220

Daniel Zimmerman, Ph.D	6,000				5.80	09/12/16
	7,500				6.30	09/13/17
	7,500				6.20	03/04/18
	20,000				3.80	07/15/14
	15,000				4.80	07/20/20
	15,000				6.90	04/14/21
	25,200				3.20	12/01/16
	22,500				3.90	05/17/22
	39,200				2.80	12/17/17
	15,000				2.10	06/30/23
	15,000				1.09	02/25/24
	66,667				1.10	08/05/24
	----------
	254,567
			7,500		2.10	06/30/23
			30,000		1.09	02/25/24
			133,333		1.10	08/05/24
			100,000		0.62	06/25/25
			----------
			270,833

	Shares underlying unexercised
	Option which are:		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date

John Cipriano	6,000		5.80	09/12/16
	7,500		6.30	09/13/17
	7,500		6.20	03/04/18
	15,000		4.80	07/20/20
	15,000		6.90	04/14/21
	1,600		3.20	12/01/16
	10,000		2.50	09/30/19
	22,500		3.90	05/17/22
	15,000		2.10	06/30/23
	15,000		1.09	02/25/24
	----------
	115,100
		7,500	2.10	06/30/23
		30,000	1.09	02/25/24
		----------
		37,500

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

Summary. The following shows certain information as of September 30, 2015 concerning the stock options and stock bonuses granted by CEL-SCI.  Each option represents the right to purchase one share of CEL-SCI's common stock.

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	1,960,000	1,690,665	N/A	6,635
Non-Qualified Stock Option Plans	7,680,000	5,849,103	N/A	1,219,479
Bonus Plans	3,594,000	N/A	1,643,714	1,949,459
Stock Compensation Plan	3,350,000	N/A	1,423,999	1,892,950
Incentive Stock Bonus Plan	16,000,000	N/A	15,600,000	400,000

Of the shares issued pursuant to CEL-SCI's Stock Bonus Plans, 705,297 shares were issued as part of CEL-SCI's contribution to its 401(k) plan.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to CEL-SCI’s Incentive and Non-Qualified Stock Option Plans as of September 30, 2015, CEL-SCI’s most recent fiscal year end. CEL-SCI's Incentive and Non-Qualified Stock Option Plans have been approved by CEL-SCI's shareholders.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)

Incentive Stock Option Plans	1,690,665	$3.03	6,635
Non-Qualified Stock Option Plans	5,849,103	$2.62	1,219,479

Long Term Incentive Plans - Awards in Last Fiscal Year

See footnote 7 to the financial statements included as part of this report.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of December 1, 2015, information with respect to the only persons owning beneficially 5% or more of CEL-SCI’s outstanding common stock and the number and percentage of outstanding shares owned by each director and officer of CEL-SCI and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address	Number of Shares (1)		Percent of Class (2)

Maximilian de Clara Bergstrasse 79 6078 Lungern, Obwalden, Switzerland	780,115		0.6%

Geert R. Kersten 8229 Boone Blvd., Suite 802 Vienna, VA 22182	15,043,056	(3)	11.0%

Patricia B. Prichep 8229 Boone Blvd., Suite 802 Vienna, VA 22182	3,763,883		2.9%

Eyal Talor, Ph.D. 8229 Boone Blvd., Suite 802 Vienna, VA 22182	3,632,514	2.8%

Daniel H. Zimmerman, Ph.D. 8229 Boone Blvd., Suite 802 Vienna, VA 22182	363,891	0.3%

John Cipriano 8229 Boone Blvd., Suite 802 Vienna, VA 22182	1,744,718	1.3%

Alexander G. Esterhazy 20 Chemin du Pre-Poiset CH- 1253 Vandoeuvres Geneve, Switzerland	440,549	0.3%

Peter R. Young, Ph.D. 208 Hewitt Drive, Suite 103-143 Waco, TX 76712	456,610	0.4%

Bruno Baillavoine 8229 Boone Blvd., Suite 802 Vienna, VA 22182	0	0.0%

All Officers and Directors as a Group (9 persons)	26,225,336	18.9%

(1)	Includes shares issuable prior to February 28, 2016 upon the exercise of options or warrants granted to the following persons:

Name	Options or Warrants Exercisable Prior to February 28, 2016

Maximilian de Clara	754,992
Geert R. Kersten, Esq.	6,197,093	(3)
Patricia B. Prichep	513,417
Eyal Talor, Ph.D.	433,459
Daniel Zimmerman, Ph.D.	269,567
John Cipriano	130,100
Alexander G. Esterhazy	417,233
Peter R. Young, Ph.D.	426,834
Bruno Baillavoine	0

(2)
Amount includes shares referred to in (1) above but excludes shares which may be issued upon the exercise or conversion of other options, warrants and other convertible securities previously issued by CEL-SCI.

(3)
Amount includes shares held in trust for the benefit of Mr. Kersten's children and warrants held in the de Clara Trust, of which Mr. Kersten is the trustee and a beneficiary. Mr. Kersten is the stepson of Maximilian de Clara.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 7 of this report for information concerning modifications to the terms of a loan originally made by Maximilian de Clara, CEL-SCI’s President and a director, and subsequently transferred to the de Clara Trust.  Geert Kersten, CEL-SCI’s Chief Executive Officer and a director, is the trustee and a beneficiary of the de Clara Trust.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA, LLP served as CEL-SCI’s independent registered public accountant for the two years ended September 30, 2015.  The following table shows the aggregate fees billed to CEL-SCI for these years by BDO USA, LLP:

	Year Ended September 30,
	2015	2014

Audit Fees	$362,000	$397,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           See the Financial Statements attached to this Report.

Exhibits

3(a)	Articles of Incorporation	Incorporated by reference to Exhibit 3(a) of CEL-SCI's combined Registration Statement on Form S-1 and Post-Effective Amendment ("Registration Statement"), Registration Nos. 2-85547-D and 33-7531.

3(b)	Amended Articles	Incorporated by reference to Exhibit 3(a) of CEL-SCI's Registration Statement on Form S-1, Registration Nos. 2-85547-D and 33-7531.

3(c)	Amended Articles (Name change only)	Filed as Exhibit 3(c) to CEL-SCI's Registration Statement on Form S-1 Registration Statement (No. 33-34878).

3(d)	Bylaws	Incorporated by reference to Exhibit 3(b) of CEL-SCI's Registration Statement on Form S-1, Registration Nos. 2-85547-D and 33-7531.

3(e)	Amended Bylaws	Incorporated by reference to Exhibit 3(ii) of CEL-SCI’s report on Form 8-K dated March 16, 2015.

4	Shareholders Rights Agreement, as Amended	__________________

4(b)	Incentive Stock Option Plan	Incorporated by reference to Exhibit 4 (b) filed on September 25, 2012 with the Company’s registration statement on Form S¬8 (File number 333-184092.

4(c)	Non-Qualified Stock Option Plan	Incorporated by reference to Exhibit 4 (b) filed on August 19, 2014 with the Company’s registration statement on Form S¬8 (File number 333-198244).

4(d)	Stock Bonus Plan	Incorporated by reference to Exhibit 4 (d) filed on September 25, 2012 with the Company’s registration statement on Form S¬8 (File number 333-184092.

4(e)	Stock Compensation Plan	Incorporated by reference to Exhibit 4 (e) filed on September 25, 2012 with the Company’s registration statement on Form S¬8 (File number 333-184092.

4(f)	2014 Incentive Stock Bonus Plan	Filed with this Amendment No. 2 to the Company’s annual report on Form 10-K for the year ended September 30, 2014.

10(d)	Employment Agreement with Maximilian de Clara	Incorporated by reference to Exhibit 10(d) of CEL-SCI’s report on Form 8-K (dated April 21, 2005) and Exhibit 10(d) to CEL-SCI’s report on Form 8-K dated September 8, 2006.

10(f)
Securities Purchase Agreement (together with schedule required by Instruction 2 to Item 601 of Regulation S-K) pertaining to Series K notes and warrants, together with the exhibits to the Securities Purchase Agreement
Incorporated by reference to Exhibit 10 to CEL-SCI’s report on Form 8-K dated August 4, 2006.

Exhibits
10(g)
Subscription Agreement (together with Schedule required by Instruction 2 toItem 601 of Regulation S-K) pertaining to April 2007 sale of 20,000,000 shares of CEL-SCI’s common stock, 10,000,000 Series L warrants and 10,000,000 Series M Warrants
Incorporated by reference to Exhibit 10 of CEL-SCI’s report on Form 8-K dated April 18, 2007

10(h)	Warrant Adjustment Agreement with Laksya Ventures	Incorporated by reference to Exhibit 10(i) of CEL-SCI’s report on Form 8-K dated August 3, 2010

10(i)	Employment Agreement with Patricia Prichep (2013-2016)	Incorporated by reference to Exhibit 10(j) of CEL-SCI’s report on Form 8-K dated August 30, 2013

10(j)	Employment Agreement with Eyal Taylor (2013-2016)	Incorporated by reference to Exhibit 10(k) of CEL-SCI’s report on Form 8-K dated August 30, 2013.

10(k)	Amendment to Employment Agreement with Maximilian de Clara	Incorporated by reference to Exhibit 10(l) of CEL-SCI’s report on Form 8-K dated August 30, 2010 and Exhibit 10(l) of CEL-SCI’s report on Form 8-K dated August 30, 2013.

10(l)	First Amendment to Development Supply and Distribution Agreement with Orient Europharma.	Incorporated by reference to Exhibit 10(m) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(m)	Exclusive License and Distribution Agreement with Teva Pharmaceutical Industries Ltd.	Incorporated by reference to Exhibit 10(n) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(n)	Lease Agreement	Incorporated by reference to Exhibit 10(o) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(o)	Promissory Note with Maximilian de Clara, together with Amendments 1 and 2	Incorporated by reference to Exhibit 10(p) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(p)	Licensing Agreement with Byron Biopharma	Incorporated by reference to Exhibit 10(i) of CEL-SCI’s report on Form 8-K dated March 27, 2009

10(q)	At Market Issuance Sales Agreement with McNicoll, Lewis & Vlak LLC	Incorporated by reference to Exhibit 10(r) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010

10(z)	Development, Supply and Distribution Agreement with Orient Europharma	Incorporated by reference to Exhibit 10(z) filed with CEL-SCI’s report on Form 10-K for the year ended September 30, 2003.

10(za)	Employment Agreement with Geert Kersten. Amendment to Employment Agreement	Incorporated by reference to Exhibit 10(za) to CEL-SCI’s report on Form 8-K dated September 1, 2011 and Exhibit 10(za) of CEL-SCI’s report on Form 8-K dated August 30, 2013.

10(aa)	Securities Purchase Agreement and form of the Series F warrants, which is and exhibit to the Securities Purchase Agreement	Incorporated by reference to Exhibit 10(aa) of CEL-SCI’s report on Form 8-K dated October 3, 2011.

10(bb)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(bb) of CEL-SCI’s report on Form 8-K dated October 3, 2011.

10(cc)	Securities Purchase Agreement, together with the form of the Series H warrant, which is an exhibit to the securities Purchase Agreement	Incorporated by reference to Exhibit 10(cc) of CEL-SCI’s report on Form 8-K dated January 25, 2012.

10(dd)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(dd) of CEL-SCI’s report on Form 8-K dated January 25, 2012.

10(ee)	Warrant Amendment Agreement, together with the form of the Series P warrant, which is an exhibit to the Warrant Amendment Agreement	Incorporated by reference to Exhibit 10(ee) of CEL-SCI’s report on Form 8-K dated February 10, 2012.

10(ff)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(ff) of CEL-SCI’s report on Form 8-K dated February 10, 2012.

10(gg)	Securities Purchase Agreement and the form of the Series Q warrant, which is an exhibit to the Securities Purchase Agreement	Incorporated by reference to Exhibit 10(gg) of CEL-SCI’s report on Form 8-K dated June 18, 2012.

10(hh)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(hh) of CEL-SCI’s report on Form 8-K dated June 18, 2012.

10 (ii)	Securities Purchase Agreement and the form of the Series R warrant, which is an exhibit to the Securities Purchase Agreement	Incorporated by reference to Exhibit 10(ii) of CEL-SCI’s report on Form 8-K dated December 5, 2012.

10 (jj)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(jj) of CEL-SCI’s report on Form 8-K dated December 5, 2012.

Exhibits
10 (nn)	Underwriting Agreement, together with the form of Series S warrant which is an exhibit to the underwriting agreement	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated October 8, 2013.

10 (oo)	Underwriting Agreement, together with the form of Series S warrant which is an exhibit to the underwriting agreement	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated December 19, 2013.

10 (pp)	Underwriting Agreement, together with the form of Series T warrant which is an exhibit to the warrant agent agreement	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated April 15, 2014.

10 (qq)	Underwriting Agreement, together with the form of Series S warrant which is an exhibit to the warrant agent agreement	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated October 23, 2014.

10 (rr)	Assignment and Assumption Agreement with Teva Pharmaceutical Industries, Ltd. and GCP Clinical Studies, Ltd.	Incorporated by reference to Exhibit 10(rr) of CEL-SCI’s report on Form 10-K/A report for the year ended September 30, 2014 dated April 17, 2015.

10 (ss)	Service Agreement with GCP Clinical Studies, Ltd., together with Amendment 1 thereto*	Incorporated by reference to Exhibit 10(ss) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (tt)	Joinder Agreement with PLIVA Hrvatska d.o.o.	Incorporated by reference to Exhibit 10(tt) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (uu)	Master Service Agreement with Ergomed Clinical Research, Ltd., and Clinical Trial Orders thereunder	Incorporated by reference to Exhibit 10(uu) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (vv)	Co-Development and Revenue Sharing Agreement with Ergomed Clinical Research Ltd., dated April 19, 2013, as amended	Incorporated by reference to Exhibit 10(vv) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (ww)	Co-Development and Revenue Sharing Agreement II: Cervical Intraepithelial Neoplasia in HIV/HPV co-infected women, with Ergomed Clinical Research Ltd., dated October 10, 2013, as amended	Incorporated by reference to Exhibit 10(ww) of CEL- first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (xx)	Co-Development and Revenue Sharing Agreement III: Anal warts and anal intraepithelial neoplasia in HIV/HPV co-infected patients, with Ergomed Clinical Research Ltd., dated October 24, 2013	Incorporated by reference to Exhibit 10(xx) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (yy)	Master Services Agreement with Aptiv Solutions, Inc.	Incorporated by reference to Exhibit 10(yy) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (zz)	Project Agreement Number 1 with Aptiv Solutions, Inc. together with Amendments 1 and 2 thereto*	Incorporated by reference to Exhibit 10(zz) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (aaa)	Second Amendment to Development Supply and Distribution Agreement with Orient Europharma	Incorporated by reference to Exhibit 10(aaa) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (bbb)	Amended and Restated Promissory Note with Maximilian de Clara	Incorporated by reference to Exhibit 10(bbb) of CEL-SCI’s report on Form 10-K/A report for the year ended September 30, 2014 dated April 17, 2015.

10 (ccc)	Placement Agent Agreement dated May 22, 2015 by and among CEL-SCI Corporation and Dawson James Securities, Inc.	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K filed on May 26, 2015.

10 (ddd)	Warrant Agent Agreement (as amended), Series V warrants	Incorporated by reference to Exhibit 10 (ccc) of CEL-SCI’s report on Form 8-K filed on May 29, 2015.

10 (eee)	Assignment of Proceeds and Investment Agreement between CEL-SCI Corporation and Lake Whillans Vehicle 1.	Incorporated by reference to Exhibit 10 (ddd) of CEL-SCI’s report on Form 8-K filed on October 16, 2015.

10 (fff)	Placement Agent Agreement dated October 22, 2015 by and among CEL-SCI Corporation and Dawson James Securities, Inc.	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K filed on October 23, 2015.

10 (ggg)	Warrant Agent Agreement, Series W warrants	Incorporated by reference to Exhibit 10 (eee) of CEL-SCI’s report on Form 8-K filed on October 23, 2015.

10 (hhh)	Amendment to Promissory Note held by the de Clara Trust	____________________

10 (iii)	Amendment to Co-Development and Revenue Sharing Agreement with Ergomed Clinical Research, Ltd., dated September 15, 2015	____________________

23.1	Consent of BDO USA, LLP

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

*
Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24b-2 of the Securities Exchange Act of 1934. The omitted confidential material has been filed separately with the Commission. The location of the omitted confidential information is indicated in the exhibit with asterisks (*)

CEL-SCI CORPORATION

Financial Statements for the Years

Ended September 30, 2015, 2014 and 2013, and

Report of Independent Registered Public Accounting Firm

CEL-SCI CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
CEL-SCI Corporation
Vienna, Virginia

We have audited the accompanying balance sheets of CEL-SCI Corporation as of September 30, 2015 and 2014 and the related statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended September 30, 2015.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CEL-SCI Corporation at September 30, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CEL-SCI Corporation’s internal control over financial reporting as of September 30, 2015 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 11, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

McLean, Virginia
December 11, 2015

CEL-SCI CORPORATION
BALANCE SHEETS
SEPTEMBER 30, 2015 and 2014

ASSETS	2015	2014

CURRENT ASSETS:
Cash and cash equivalents	$5,726,682	$8,513,620
Receivables	87,214	81,820
Prepaid expenses	979,655	907,526
Deposits - current portion	150,000	150,000
Inventory used for R&D and manufacturing	1,401,839	1,452,020
Deferred rent - current portion	487,793	544,074

Total current assets	8,833,183	11,649,060

RESEARCH AND OFFICE EQUIPMENT, net	307,466	403,004

PATENT COSTS, net	291,564	323,588
DEFERRED RENT - net of current portion	4,044,473	4,733,865

DEPOSITS	1,970,917	2,120,917

TOTAL ASSETS	$15,447,603	$19,230,434

LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:
Accounts payable	$5,128,682	$1,160,783
Accrued expenses	88,575	547,208
Due to employees	365,131	307,961
Related party loan	1,249,181	1,104,057
Deferred rent - current portion	9,997	6,375
Lease obligation - current portion	9,028	8,495
Derivative instruments - current portion	-	18,105

Total current liabilities	6,850,594	3,152,984

Derivative instruments - net of current portion	13,686,587	5,487,141
Deferred revenue	126,639	126,591
Deferred rent - net of current portion	9,026	6,290
Lease obligation - net of current portion	-	9,028
Deposits held	5,000	5,000

Total liabilities	20,677,846	8,787,034

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' (DEFICIT) EQUITY
Preferred stock, $.01 par value-200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized;
112,360,568 and 81,902,471 shares issued and outstanding
at September 30, 2015 and 2014, respectively	1,123,606	819,025
Additional paid-in capital	267,847,630	249,151,208
Accumulated deficit	(274,201,479)	(239,526,833)

Total stockholders' (deficit) equity	(5,230,243)	10,443,400

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$15,447,603	$19,230,434

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2015, 2014 and 2013

	2015	2014	2013

GRANT INCOME AND OTHER	$657,377	$264,033	$159,583

OPERATING EXPENSES:
Research and development (excluding
R&D depreciation of $148,939, $172,442
and $253,072 respectively, included below)	20,949,208	17,000,145	12,681,049
Depreciation and amortization	206,750	231,752	364,124
General & administrative	13,797,964	10,606,248	6,982,686

Total operating expenses	34,953,922	27,838,145	20,027,859

OPERATING LOSS	(34,296,545)	(27,574,112)	(19,868,276)

GAIN ON DERIVATIVE INSTRUMENTS	282,616	248,767	10,750,666

LOSS ON DEBT EXTINGUISHMENT	(641,276)	-	-

INTEREST INCOME	110,544	122,854	117,086

INTEREST EXPENSE	(129,985)	(163,774)	(170,423)

NET LOSS	(34,674,646)	(27,366,265)	(9,170,947)

ISSUANCE OF ADDITIONAL SHARES DUE TO RESET PROVISIONS	-	(1,117,447)	-
MODIFICATION OF WARRANTS	-	-	(59,531)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(34,674,646)	$(28,483,712)	$(9,230,478)

NET LOSS PER COMMON SHARE
BASIC	$(0.42)	$(0.48)	$(0.30)
DILUTED	$(0.42)	$(0.49)	$(0.66)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC and DILUTED	82,519,027	58,804,622	30,279,442

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
YEARS ENDED SEPTEMBER 30, 2015, 2014 and 2013

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, OCTOBER 1, 2012	27,312,492	273,125	209,743,928	(202,989,621)	7,027,432

Sale of stock	3,500,000	35,000	9,753,769	-	9,788,769
Issuance of warrants in connection with
sale of common stock	-	-	(4,200,000)	-	(4,200,000)
401(k) contributions paid
in common stock	74,230	742	158,114	-	158,856
Stock issued to nonemployees for service	138,297	1,383	359,542	-	360,925
Equity based compensation - employees	-	-	2,636,905	-	2,636,905
Equity based compensation - non-employees	-	-	98,150	-	98,150
Net loss	-	-	-	(9,170,947)	(9,170,947)

BALANCE, SEPTEMBER 30, 2013	31,025,019	310,250	218,550,408	(212,160,568)	6,700,090

Sale of stock	31,755,494	317,555	28,129,691	-	28,447,246
Issuance of warrants in connection with
sale of common stock	-	-	(7,791,448)	-	(7,791,448)
401(k) contributions paid
in common stock	164,787	1,647	153,787	-	155,434
Exercise of warrants	2,668,508	26,686	4,253,632	-	4,280,318
Conversion of warrant liability to equity	-	-	1,308,528	-	1,308,528
Stock issued to nonemployees for service	579,968	5,800	621,318	-	627,118
Stock issued for patents	8,695	87	9,912	-	9,999
Modification of options issued to consultants	-	-	76,991	-	76,991
Issuance of restricted stock	15,700,000	157,000	(157,000)	-	-
Equity based compensation - employees	-	-	3,958,637	-	3,958,637
Equity based compensation - non-employees	-	-	36,752	-	36,752
Net loss	-	-	-	(27,366,265)	(27,366,265)

BALANCE, SEPTEMBER 30, 2014	81,902,471	819,025	249,151,208	(239,526,833)	10,443,400

Sale of stock	29,467,901	294,679	20,853,699		21,148,378
Issuance of warrants in connection with
sale of common stock	-	-	(8,463,957)		(8,463,957)
401(k) contributions paid
in common stock	243,178	2,432	163,214		165,646
Stock issued to nonemployees for service	739,968	7,400	526,576		533,976
Modification of warrants	-	-	475,333		475,333
Forfeiture of unvested restricted stock	(100,000)	(1,000)	1,000		-
Equity based compensation - employees	107,050	1,070	5,104,757		5,105,827
Equity based compensation - non-employees	-	-	35,800		35,800
Net loss	-	-	-	(34,674,646)	(34,674,646)

BALANCE, SEPTEMBER 30, 2015	112,360,568	$1,123,606	$267,847,630	$(274,201,479)	$(5,230,243)

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2015, 2014 and 2013

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(34,674,646)	$(27,366,265)	$(9,170,947)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	206,750	231,752	364,124
Amortization of debt premium	(20,819)	-	-
Issuance of common stock, warrants and options for services	565,915	694,955	454,855
Modification of warrants issued to consultants	-	76,991	-
Equity based compensation	5,105,827	3,958,637	2,636,905
Common stock contributed to 401(k) plan	165,646	155,434	158,856
Impairment loss on abandonment of patents	-	1,182	22,628
Loss on retired equipment	313	268	4,350
Gain on derivative instruments	(282,616)	(248,767)	(10,750,666)
Loss on debt extinguishment	641,276	-	-
(Increase)/decrease in assets:
Receivables	(5,394)	(7,557)	84,351
Deferred rent	745,673	769,159	544,028
Prepaid expenses	(68,268)	(158,088)	529,738
Inventory used for R&D and manufacturing	50,181	(435,392)	367,856
Deposits	150,000	(200,000)	(400,000)
Increase/(decrease) in liabilities:
Accounts payable	3,981,886	(751,971)	1,316,964
Accrued expenses	(458,633)	433,712	101,995
Deferred revenue	48	46	45
Due to employees	57,170	(78,376)	186,446
Deferred rent liability	6,358	(3,739)	(108)

Net cash used in operating activities	(23,833,333)	(22,928,019)	(13,548,580)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(73,399)	(103,977)	(102,033)
Expenditures for patent costs	(20,132)	(34,887)	(30,728)

Net cash used in investing activities	(93,531)	(138,864)	(132,761)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	21,148,378	28,428,641	9,788,769
Proceeds from exercise of warrants	-	3,118,387	-
Payments on obligations under capital lease	(8,452)	(8,137)	(6,858)

Net cash provided by financing activities	21,139,926	31,538,891	9,781,911

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,786,938)	8,472,008	(3,899,430)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,513,620	41,612	3,941,042

CASH AND CASH EQUIVALENTS, END OF YEAR	$5,726,682	$8,513,620	$41,612

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2015, 2014 and 2013

	2015	2014	2013

ACCOUNTS PAYABLE
(Decrease) Increase in research and office equipment	$(2,345)	$(1,074)	$36,622
Decrease (increase) in capital lease obligation	43	3,477	(35,995)
(Decrease) increase in patent costs	(11,685)	4,474	14,024
Decrease (increase) in accounts payable	13,987	(6,877)	(14,651)
	$-	$-	$-

ADDITIONAL PAID IN CAPITAL
(Increase) in derivative liabilities	$(8,463,957)	$(5,320,989)	$(4,200,000)
Decrease (Increase) in common stock	1,000	(16,375)	-
Increase in prepaid services	3,861	31,085	57,553
Increase in patent costs	-	9,999	-
Decrease in additional paid in capital	8,459,096	5,296,280	4,142,447
	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION:
Cash paid for interest expense	$147,166	$180,654	$156,225

See notes to financial statements.

CEL-SCI CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.      ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

CEL-SCI Corporation (the Company) was incorporated on March 22, 1983, in the state of Colorado, to finance research and development in biomedical science and ultimately to engage in marketing and selling products.

CEL-SCI’s work is focused on finding the best way to activate the immune system to fight cancer and infectious diseases. The Company believes that the best results can be achieved by giving its cancer immunotherapy drug before surgery, radiation and chemotherapy, at a time when the immune system is much stronger.  Other cancer immunotherapies are typically given after these conventional treatments. The Company’s lead investigational therapy, Multikine (Leukocyte Interleukin, Injection), is currently being tested in a Phase 3 clinical trial as a potential therapeutic agent directed at using the immune system to produce an anti-tumor immune response for advanced primary head and neck cancer.  Data from Phase 1 and Phase 2 clinical trials suggest Multikine has the potential to directly affect tumor cells. These data also indicate that it appears to activate the patient’s own anti-tumor immune response. Multikine (Leukocyte Interleukin, Injection) is the full name of this investigational therapy, which, for simplicity, is referred to in the remainder of this document as Multikine.  Multikine is the trademark that the Company has registered for this investigational therapy, and this proprietary name is subject to FDA review in connection with the Company’s future anticipated regulatory submission for approval.  Multikine has not been licensed or approved by the FDA or any other regulatory agency. Neither has its safety or efficacy been established for any use.

Multikine has been cleared by the regulators in twenty four countries around the world, including the U.S. FDA, for a global Phase III clinical trial in advanced primary (not yet treated) head and neck cancer patients.  Multikine is also being used in a Phase 1 study at the Naval Medical Center, San Diego under a Cooperative Research and Development Agreement (CRADA) and at the University of California, San Francisco (UCSF) in HIV/HPV co-infected men and women with peri-anal warts.

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

Prepaid Expenses – Prepaid expenses are payments for future services to be rendered and are expensed over the time period for which the service is rendered.  Prepaid expenses may also include payment for goods to be received within one year of the payment date.

Inventory – Inventory consists of manufacturing production advances and bulk purchases of laboratory supplies to be consumed in the manufacturing of the Company’s product for clinical studies.  Inventories are stated at the lower of cost or market, where cost is determined using the first-in, first out method applied on a consistent basis.

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

Grant Income – The Company's grant arrangements are handled on a reimbursement basis. Grant income under the arrangements is recognized when costs are incurred.

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

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents.  The Company maintains its cash and cash equivalents with high quality financial institutions.  At times, these accounts may exceed federally insured limits.  The Company has not experienced any losses in such bank accounts.  The Company believes it is not exposed to significant credit risk related to cash and cash equivalents.  All non-interest bearing cash balances were fully insured up to $250,000 at September 30, 2015.

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

Equity instruments issued to non-employees are accounted for in accordance with ASC 505-50, “Equity-Based Payments to Non-Employees.”  Accordingly, compensation is recognized when goods or services are received and may be measured using the Black-Scholes valuation model, based on the type of award.  The Black-Scholes model requires various judgmental assumptions regarding the fair value of the equity instruments at the measurement date and the expected life of the options.

The Company has Incentive Stock Option Plans, Non-Qualified Stock Options Plans, Stock Compensation Plans, Stock Bonus Plans and an Incentive Stock Bonus Plan.  In some cases, these  Plans are collectively referred to as the “Plans.” All Plans have been approved by the Company’s stockholders.

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

Recent Accounting Pronouncements – In April 2015, the FASB issued ASU 2015-03 to simplify the presentation of debt issuance costs. The amendments in this ASU require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by these amendments.  For public business entities, the amendments are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years.   Management does not expect this amendment to have a material effect on the financial statements.

In July 2015, the FASB issued ASU 2015-11 to simplify the accounting for inventory measured using FIFO or average cost. The amendments in this ASU require that inventory be measured at the lower of cost or net realizable value instead of the lower of cost or market value.  For public business entities, the amendment is effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years.   Management does not expect this amendment to have a material effect on the financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

2.         DERIVATIVES LIABILITIES, WARRANTS AND OTHER OPTIONS

Below is a chart presenting the derivative liabilities, warrants and other options outstanding at September 30, 2015:

Warrants	Issue Date	Shares Issuable upon Exercise of Warrants	Exercise Price	Expiration Date	Refer -ence

Series N	8/18/08	2,844,627	0.53	8/18/17	1
Series Q	6/21/12	1,200,000	5.00	12/22/15	1
Series R	12/6/12	2,625,000	4.00	12/6/16	1
Series S	10/11/13- 10/24/14	25,928,010	1.25	10/11/18	1
Series U	4/17/14	445,514	1.75	10/17/17	1
Series V	5/28/15	20,253,164	0.79	5/28/20	1

Series P	2/10/12	590,001	4.50	3/6/17	2

Consultants	10/14/05 – 7/1/15	238,000	0.66 – 20.00	10/14/15 - 6/30/18	3

1.	Derivative Liabilities

The table below presents the derivative instruments and their respective balances at September 30.

	2015	2014
Series A through E warrants	$-	$6,105
Series H warrants	-	12,000
Series Q warrants	-	12,000
Series R warrants	-	157,500
Series S warrants	7,363,555	5,197,352
Series U warrants	44,551	120,289
Series V warrants	6,278,481	-

Total derivative liabilities	$13,686,587	$5,505,246

The table below presents the gains and (losses) on the derivative instruments for the years ended September 30:

Warrant Series	2015	2014	2013
Series A - E	$6,105	$1	$780,883
Series F and G	-	12,667	1,634,000
Series H	12,000	24,000	1,764,000
Series N	-	(1,404,027)	788,533
Series Q	12,000	36,000	1,872,000
Series R	157,500	131,250	3,911,250

Series S	(1,705,466)	1,098,787	-
Series T	-	276,122	-
Series U	75,738	73,967	-
Series V	1,724,739	-	-

Net gain	$282,616	$248,767	$10,750,666

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

Series A through E Warrants

As of September 30, 2015, all Series A through E warrants had expired.  The Company accounted for the Series A through E Warrants as derivative liabilities in accordance with ASC 815. These warrants did not qualify for equity accounting and were accounted for as derivative liabilities because the warrant agreements provided the holders the right to require a cash settlement of the warrants in the event of a Fundamental Transaction, as defined in the warrant agreement.  Since the occurrence of a Fundamental Transaction is not entirely within the Company’s control, circumstances existed that would require net-cash settlement of the warrants while holders of shares would not receive a cash settlement.

On December 24, 2014, 130,347 Series A warrants, with an exercise price of $5.00, expired.  The fair value of the warrants on the date of expiration was $1,303.  As of September 30, 2014, all of these warrants were outstanding and the fair value of these derivative liabilities was $1,303. On January 8, 2015, 16,750 Series A warrants, with an exercise price of $5.00, expired.   The fair value of the Series A warrants was $0 on the date of expiration.  As of September 30, 2014, all of these warrants were outstanding and the fair value of these derivative liabilities was $167.

In connection with a loan received and fully repaid in a prior period, the Company issued 50,000 Series B warrants with an exercise price of $6.80 per share. On September 4, 2014, all outstanding Series B warrants expired.  As of September 30, 2014, no Series B warrants remained outstanding.

On February 20, 2015, 463,487 Series C warrants, with an exercise price of $5.50, expired.   The fair value of the Series C warrants was $0 on the date of expiration.  As of September 30, 2014, all of these warrants were outstanding. As of September 30, 2014, the fair value of the Series C warrants was $4,635.

On August 12, 2014, all 71,428 outstanding Series E warrants, with an exercise price of $17.50, expired.  As of September 30, 2014, no Series E warrants remained outstanding.

Series F and G warrants

In October 2011, in connection with a financing, the Company issued 1,200,000 Series F warrants exercisable at $4.00 per share at any time prior to October 6, 2014.  The Company also issued 66,667 Series G warrants exercisable at $4.00 per share to the placement agent for this offering.  On August 12, 2014, all outstanding Series G warrants expired.  The fair value of the Series G warrants on the date of expiration was $0.  On October 6, 2014, all outstanding Series F warrants expired.  The fair value of the Series F warrants on the date of expiration was $0.    As of September 30, 2014, the fair value of the Series F warrants was $0.

Series H Warrants

In January 2012, in connection with a financing, the Company issued 1,200,000 Series H warrants exercisable at $5.00 per share at any time prior to August 1, 2015.    On August 1, 2015, all outstanding Series H warrants expired.  The fair value of the Series H warrants was $0 on the date of expiration.

Series Q Warrants

In June 2012, in connection with a financing, the Company issued 1,200,000 Series Q warrants exercisable at $5.00 per share at any time prior to December 22, 2015. The initial cost of the warrants of $2,160,000 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities.  As of September 30, 2015, 1,200,000 Series Q warrants remained outstanding.

Series R Warrants

On December 4, 2012, the Company sold 3,500,000 shares of its common stock for $10,500,000, or $3.00 per share, in a registered direct offering.  The investors in this offering also received Series R warrants which entitle the investors to purchase up to 2,625,000 shares of the Company’s common stock.  The Series R warrants may be exercised at any time before December 6, 2016 at a price of $4.00 per share.  The initial cost of the warrants of $4,200,000 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities.  As of September 30, 2015, 2,625,000 Series R warrants remained outstanding.

Series S Warrants

On October 11, 2013, the Company closed a public offering of 17,826,087 units of common stock and warrants at a price of $1.00 per unit for net proceeds of $16,400,000, net of underwriting discounts and commissions and offering expenses of the Company.  Each unit consisted of one share of common stock and one Series S warrant to purchase one share of common stock. The Series S warrants were immediately exercisable, expire on October 11, 2018, and have an exercise price of $1.25. In November 2013, the underwriters purchased an additional 2,648,913 warrants pursuant to the overallotment option, for which the Company received net proceeds of $24,370. The initial cost of the Series S warrants of $6,142,500 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities.

On December 24, 2013, the Company closed a public offering of 4,761,905 units of common stock and warrants at a price of $0.63 per unit for net proceeds of $2,790,000, net of underwriting discounts and commissions and offering expenses of the Company.  Each unit consisted of one share of common stock and one Series S warrant to purchase one share of common stock.  The underwriters purchased an additional 476,190 units of common stock and warrants pursuant to the overallotment option, for which the Company received net proceeds of approximately $279,000.  The initial cost of the Series S warrants of $1,178,571 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities.  On February 7, 2014, the Series S warrants began trading on the NYSE MKT under the symbol CVM WS.

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

During the year ended September 30, 2015, no Series S warrants were exercised.  During the year ended September 30, 2014, 2,088,769 Series S Warrants were exercised, and the Company received proceeds of $2,610,961.  The total fair value of the Series S warrants on the dates of exercise was $1,024,932.

As of September 30, 2015, the remaining 25,928,010 Series S warrants entitle the holders to purchase one share of the Company's common stock at a price of $1.25 per share.

Series T and U Warrants

On April 17, 2014, the Company closed a public offering of 7,128,229 shares of common stock at a price of $1.40 and 1,782,057 Series T warrants to purchase one share of common stock for net proceeds of $9,230,000, net of underwriting commissions and offering expenses.  The Series T warrants were immediately exercisable and had an exercise price of $1.58. On October 17, 2014, all of the Series T warrants expired.  The fair value of the Series T warrants was $0 on the date of expiration.  The underwriters received 445,514 Series U warrants to purchase one share of common stock.  The Series U warrants were exercisable beginning October 17, 2014, expire on October 17, 2017, and have an exercise price of $1.75.  The initial cost of the Series T and U warrants of $470,377 was recorded as a debit to additional paid-in capital and a credit to derivative liabilities.  As of September 30, 2015, 445,514 Series U warrants remained outstanding.

Series V Warrants

On May 28, 2015, the Company closed an underwritten public offering of 20,253,164 shares of common stock and 20,253,164 Series V warrants to purchase shares of common stock. The common stock and Series V warrants were sold at a combined per unit price of $0.79 for net proceeds of approximately $14.7 million, net of underwriting discounts and commissions and offering expenses.  The Series V warrants were immediately exercisable at a price of $0.79 and expire on May 28, 2020.  The initial cost of the Series V warrants of $8,003,220 was recorded as derivative liability. As of September 30, 2015, 20,253,164 Series V warrants remained outstanding.

2.	Equity Warrants

Series N Warrants

Series N warrants were previously issued in connection with a financing.  On October 11, 2013 and December 24, 2013, in connection with public offerings of common stock on those dates, the Company reset the exercise price of the 518,771 outstanding Series N warrants from $3.00 to $0.53 and issued the Series N warrant holders 2,432,649 additional warrants exercisable at $0.53, as required by the warrant agreements.  In January 2014, the Company offered the investors the option to extend the Series N warrants by one year and allow for cashless exercise in exchange for cancelling the reset provision in the warrant agreement.  One investor, holding 2,844,627 Series N warrants accepted this offer.  Accordingly, these warrants are no longer considered a derivative liability due to the cancelation of the reset provision.  The fair value of the warrants on that date totaled $1,308,528 and was reclassified from derivative liabilities to additional paid-in capital.  On March 21, 2014, the other investor exercised 106,793 Series N warrants.  The Company received cash proceeds of $7,424 for 14,078 of the warrants exercised.  The remaining 92,715 warrants were exercised in a cashless exercise.  The fair value of the warrants on the date of exercise was $137,000 and was reclassified from derivative liabilities to additional paid-in capital.

In addition, the October and December 2013 financings triggered the reset provision related to the initial Series N financing which resulted in the issuance of an additional 1,563,083 shares of common stock.  The cost of additional shares issued was $1,117,447.  This cost was recorded as a debit and a credit to additional paid-in capital and was deemed a dividend.

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

As of September 30, 2015, the remaining 2,844,627 Series N warrants entitle the holders to purchase one share of the Company's common stock at a price of $0.53 per share at any time prior to August 18, 2017.  On September 30, 2015 and 2014, no derivative liability was recorded because the warrants no longer were considered a liability for accounting purposes.

Series L and Series M Warrants

Series L and Series M warrants were previously issued in connection with a financing. In April 2012, 25,000 Series L warrants exercisable at a price of $7.50 per share were transferred to a consultant and were extended for two years from the current expiration date.  The additional value of $43,910 was accounted for as a credit to additional paid-in capital and a debit to general and administrative expense.  On April 17, 2014, the 25,000 Series L warrants expired.  In April 2013, 100,000 Series L warrants were repriced to $2.50 per share and were extended for two years to April 2, 2015 in return for a reduction in outstanding warrants to 70,000.  The additional cost of $59,531 was recorded as a debit and a credit to additional paid-in capital and was a deemed dividend.  This cost was included in modification of warrants and increased the net loss available to shareholders on the statements of operations.  In April 2015, the remaining 70,000 of the Series L warrants, at an exercise price of $2.50, expired.  As of September 30, 2015, no Series L warrants remained outstanding.

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

Series O and P Warrants

On February 10, 2012, the Company issued 590,001 Series P warrants to the former holder of the Series O warrants as an inducement for the early exercise of the Series O warrants. The Series P warrants allow the holder to purchase up to 590,001 shares of the Company’s common stock at a price of $4.50 per share.  The Series P warrants are exercisable at any time prior to March 6, 2017.  The warrants qualified for equity treatment in accordance with ASC 815 and were valued using the Black-Scholes method.  As of September 30, 2015, 590,001 Series P warrants remained outstanding.

Private Investor Warrants

Between February and August 2014, 132,500 warrants held by a private investor, with exercise prices between $5.60 and $8.20, expired.    On January 26, 2014, 608,438 warrants issued to the lessor of the Company’s manufacturing facility, with an exercise price of $7.50 per share, expired.  As of September 30, 2014, no private investor warrants remained outstanding.

Warrants held by Officer and Director

The Company’s President and a director, Maximilian de Clara, loaned the Company $1,104,057 under a note payable.  In accordance with the loan agreement, the Company issued Mr. de Clara warrants to purchase 164,824 shares of the Company’s common stock at a price of $4.00 per share.  In August 2014, the loan and warrants were transferred to the de Clara Trust, of which the Company’s CEO, Geert Kersten, is the trustee and a beneficiary.  The warrants expired on December 24, 2014. In consideration for an extension of the due date for the note, Mr. de Clara received warrants to purchase 184,930 shares of the Company’s common stock at a price of $5.00 per share. These warrants were also transferred to the de Clara Trust and expired on January 6, 2015.

3.	Options and Shares Issued to Consultants

As of September 30, 2015, 238,000 options issued to consultants as payment for services remained outstanding, of which 230,000 options were issued from the Non-Qualified Stock Option plans.

During the year ended September 30, 2015, the Company entered into four new short-term agreements for consulting services.  In accordance with these agreements, the Company issued 70,000 shares of restricted stock at an aggregate fair market value of $54,850 and 90,000 fully vested options to purchase common stock at prices ranging from $0.66 to $1.02, at an aggregate fair value of $35,800. The aggregate fair market values were recorded as prepaid expenses and are being charged to general and administrative expense over the period of service.

On December 15, 2014, the Company extended a one-year consulting agreement for services to be provided through December 15, 2015.  In consideration for services provided under the original contract and the extension, the Company issued the consultant 100,000 shares of restricted common stock during each of the years ended September 30, 2015 and 2014. The shares were issued at the fair market value on the grant dates with an aggregate fair market value of $66,900 and $108,710 for shares issued during the year ended September 30, 2015 and 2014, respectively.  The fair market value of the shares issued was recorded as a prepaid expense and is being charged to general and administrative expense over the period of service.

On October 20, 2013, the Company entered into a consulting agreement for services to be provided through October 19, 2016.  In consideration for services provided, the Company agreed to issue the consultant 34,164 restricted shares each month of the agreement, with the first three months being issued in advance. During the years ended September 30, 2015 and 2014, the Company issued the consultant 409,968 shares of restricted stock at the fair market value of $307,476 and $439,008, respectively.  The aggregate fair market value was recorded as a prepaid expense and is being charged to general and administrative expense over the period of service.  In November 2014, the Company issued the same consultant 150,000 shares of common stock at the aggregate fair market value of $97,500, in consideration for services provided.

The Company also engaged an additional consultant for services to be provided through November 30, 2014.  During the year ended September 30, 2015, the Company issued the consultant 10,000 shares of restricted stock at the fair market value of $7,250.  During the year ended September 30, 2014, the Company issued the consultant 70,000 shares of restricted stock at the fair market value of $79,400.  The fair market value of the shares issued was recorded as a prepaid expense and was charged to general and administrative expense over the period of service.

During the years ended September 30, 2015 and 2014, the Company recorded total expense of $565,915 and $600,650 relating to these consulting agreements.  In addition, $94,305 was expensed during the year ended September 30, 2014 for other prior year consulting agreements.  At September 30, 2015 and 2014, respectively, $30,329 and $26,468 relating to these consulting agreements is included in prepaid expenses.

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

The Company is currently running a large multi-national Phase 3 clinical trial for head and neck cancer.  The Company believes that it has enough capital to support its operations for more than the next twelve months as it believes that it has ready access to new equity capital should the need arise. During fiscal year 2015, the Company raised $21.1 million net proceeds from public offerings.  During fiscal year 2014, the Company raised approximately $31.5 million in net proceeds through the sale of common stock and warrants in three public offerings and from the exercise of previously issued warrants.  To finance the study beyond the next 12 months, the Company plans to raise additional capital in the form of corporate partnerships, debt and/or equity financings.  In addition, the Company expects to receive proceeds from the arbitration against its former clinical research organization, Inventiv.  The Company believes that it will be able to obtain additional financing because it has done so consistently in the past, and because Multikine is a product in the Phase 3 clinical trial stage. However, there can be no assurance that the Company will be successful in raising additional funds or that funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary capital, the Company will either have to slow or delay the Phase 3 clinical trial or even significantly curtail its operations until such time as it is able to raise the required funding.

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has spent approximately $25 million as of September 30, 2015 on direct costs for the Phase 3 clinical trial.  The total remaining cash cost of the clinical trial is estimated to be approximately $21.6 million.  It should be noted that this estimate is based only on the information currently available in the Company’s contracts with the Clinical Research Organizations responsible for managing the Phase 3 clinical trial.  This number can be affected by the speed of enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen  today. It is therefore possible that the cost of the Phase 3 clinical trial will be higher than currently estimated.

4.    RESEARCH AND OFFICE EQUIPMENT

Research and office equipment consisted of the following at September 30:

	2015	2014

Research equipment	$3,268,757	$3,230,882
Furniture and equipment	141,347	141,269
Leasehold improvements	131,910	131,910

	3,542,014	3,504,061

Accumulated depreciation and amortization	(3,234,548)	(3,101,057)

Net research and office equipment	$307,466	$403,004

Depreciation expense for the years ended September 30, 2015, 2014 and 2013 totaled $166,279, $188,967 and $275,917, respectively.  During the years ended September 30, 2015, 2014 and 2013, equipment with a net book value of $313, $268 and $4,350, respectively, was retired.  One asset is recorded under capital lease with a cost of $33,203 at September 30, 2015 and 2014.  Accumulated amortization on this asset is $24,902 and$16,660 at September 30, 2015 and 2014, respectively.  Amortization of the capital lease asset is included in depreciation and amortization expense in the Statements of Operations.

5.     PATENTS

Patents consisted of the following at September 30:

	2015	2014

Patents	$1,525,791	$1,517,344
Accumulated amortization	(1,234,227)	(1,193,756)

Net Patents	$291,564	$323,588

During the years ended September 30, 2015, 2014 and 2013, the Company recorded patent impairment charges of $0, $1,182 and $22,628, respectively, for the net book value of patents abandoned during the year. These amounts are included in general and administrative expenses.  Amortization expense for the years ended September 30, 2015, 2014 and 2013 totaled $40,471, $42,785 and $88,207, respectively. The total estimated future amortization is as follows:

Years ending September 30,

2016	$36,547
2017	36,547
2018	36,213
2019	34,510
2020	31,317
Thereafter	116,430
$291,564

6.      INCOME TAXES

At September 30, 2015 and 2014, the Company had federal net operating loss carryforwards of approximately $157.0 million and 141.0 million, respectively. The NOLs begin to expire during the fiscal year ended in 2018 and become fully expired by the end of the fiscal year ended 2035. In addition, the Company has a general business credit as a result of the credit for increasing research activities (“R&D credit”) of approximately $1.2 million at September 30, 2015 and 2014.  The R&D credit begins to expire during the fiscal year ended 2020 and is fully expired during the fiscal year ended 2029.  Deferred taxes at September 30 consisted of the following:

	2015	2014

Net operating loss carryforwards	$61,363,080	$55,229,799

R&D credit	1,221,487	1,221,487
Stock-based compensation	5,854,794	4,054,450
Fixed assets and intangibles	41,018	26,329
Capitalized R&D	15,081,545	9,897,041
Vacation and other	114,625	108,891
Loan modification	56,779	-

Total deferred tax assets	83,733,328	70,537,997

Valuation allowance	(83,733,328)	(70,537,9977)
Net deferred tax asset	$-	$-

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

The Company has no federal or state current or deferred tax expense or benefit.  The Company’s effective tax rate differs from the applicable federal statutory tax rate.  The reconciliation of these rates for the three years ended September 30, 2015 is as follows:

	2015	2014	2013

Federal Rate	34.00%	34.00%	34.00%
State tax rate, net of federal benefit	5.12	5.15	4.97
State tax rate change	(0.15)	0.93	(3.77)
Other adjustments	(0.21)	0.00	0.00
Expired tax attributes	0.00	0.00	(87.87)
Adjustment to deferreds	0.00	19.13	14.30
Permanent differences	(0.71)	(0.43)	(1.59)
Change in valuation allowance	(38.05)	(58.78)	39.96

Effective tax rate	0.00%	0.00%	0.00%

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes,” which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more likely than not that the position will be sustained.  The Company has elected to reflect any tax penalties or interest resulting from tax assessments on uncertain tax positions as a component of tax expense.  The Company has generated federal net operating losses in tax years ending September 30, 1998 through 2014.  These years remain open to examination by the major domestic taxing jurisdictions to which the Company is subject.

7.      STOCK COMPENSATION

The Company recognized the following expenses for options issued or vested and restricted stock awarded during the year:

	Year Ended September 30,
	2015	2014	2013
Employees	$5,105,827	$3,958,637	$2,636,905
Non-employees	$565,915	$771,946	$454,855

These expenses were recorded as general and administrative expense.  During the years ended September 30, 2015, 2014 and 2013, non-employee compensation excluded $30,329, $26,468 and $57,553, respectively, for future services to be performed (Note 11).

During the years ended September 30, 2015, 2014 and 2013, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

	2015	2014	2013
Expected stock price volatility	73.38 – 86.19%	72.81 – 86.87%	84.41-92.28%
Risk-free interest rate	0.93 – 2.35%	0.59 – 2.65%	0.75-2.73%
Expected life of options	3.0 – 9.76 Years	3.0 – 9.76 Years	4.85-9.77
Expected dividend yield	-	-	-

Non-Qualified Stock Option Plans--At September 30, 2015, the Company has collectively authorized the issuance of 7,680,000 shares of common stock under its Non-Qualified Stock Option Plans. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options are to be determined by the Company’s Compensation Committee, which administers the plans. The Company’s employees, directors, officers, and consultants or advisors are eligible to be granted options under the Non-Qualified Stock Option Plans.

Incentive Stock Option Plans--At September 30, 2015, the Company had collectively authorized the issuance of 1,960,000 shares of common stock under its Incentive Stock Option Plans.  Options typically vest over a three-year period and expire no later than ten years after the grant date.  Terms of the options were determined by the Company’s Compensation Committee, which administers the plans.  Only the Company’s employees are eligible to be granted options under the Incentive Stock Option Plans.

Activity in the Company’s Non-Qualified and Incentive Stock Option Plans for the two years ended September 30, 2015 is summarized as follows:

Non-Qualified and Incentive Stock Option Plans

	Outstanding				Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Ave Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Ave Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at October 1, 2013	5,188,141	$3.62	6.53	$133	2,422,997	$4.00	4.95	$133

Vested					1,094,803	$2.14
Granted (a)	1,723,240	$1.09
Exercised
Forfeited	6,316	$1.60
Expired	73,916	$4.29			73,916	$4.29
Cancelled

Outstanding at September 30, 2014	6,831,149	$2.98	6.55	$3,600	3,443,884	$3.40	5.49	$3,600
Vested					1,153,357	$2.48
Granted (b)	893,700	$0.66
Exercised
Forfeited	116,665	$1.87
Expired	70,499	$4.15			70,499	$4.15
Cancelled

Outstanding at September 30, 2015	7,537,685	$2.71	5.98	$50	4,526,742	$3.15	5.01	$0

(a)	Includes 80,000 stock options granted to consultants
(b)	Includes 90,000 stock options granted to consultants

A summary of the status of the Company’s non-vested options for the two years ended September 30, 2015 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested at October 1, 2013	2,765,144	$2.79
Vested	(1,094,803)
Granted	1,723,240
Forfeited	(6,316)
Unvested at September 30, 2014	3,387,265	$2.15
Vested	(1,153,357)
Granted	893,700
Forfeited	(116,665)
Unvested at September 30, 2015	3,010,943	$1.72

A summary of the status of the Company’s restricted stock units issued from the Incentive Stock Bonus Plan for the two years ended September 30, 2015 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 1, 2013	-	-
Vested	-
Granted	15,700,000
Forfeited	-
Unvested at September 30, 2014	15,700,000	$0.55
Vested	(500,000)
Granted	-
Forfeited	(100,000)
Unvested at September 30, 2015	15,100,000	$0.55

In December 2012, the Company offered employees and directors holding options that expire on April 1, 2013 the opportunity to forfeit these options and have new options issued with expiration dates of December 17, 2017.  All twelve employees and directors eligible for this offer accepted the terms.  This resulted in the cancellation of 387,466 options priced at $2.20 per share and the concurrent issuance of the same number of options at $2.80 per share.  At the cancellation date, the incremental compensation cost was $477,879 which was amortized over the remaining service period. As of September 30, 2015, all options remained outstanding.

Stock Bonus Plans -- At September 30, 2015, the Company was authorized to issue up to 3,594,000 shares of common stock under its Stock Bonus Plans.  All employees, directors, officers, consultants, and advisors are eligible to be granted shares.  During the year ended September 30, 2015, 243,178 shares were issued to the Company’s 401(k) plan for a cost of $165,646.  During the year ended September 30, 2014, 164,787 shares were issued to the Company’s 401(k) plan for a cost of $155,434.  During the year ended September 30, 2013, 74,230 shares were issued to the Company’s 401(k) plan for a cost of $158,856.  As of September 30, 2015, the Company has issued a total of 1,643,714 shares of common stock from the Stock Bonus Plans.

Stock Compensation Plans-- At September 30, 2015, 3,350,000 shares were authorized for use in the Company’s stock compensation plans.  During the years ended September 30, 2015, 2014 and 2013, 218,328, 409,968 and  50,000 shares were issued from the Stock Compensation Plans to consultants for payment of services at a cost of $146,696, $439,008 and $140,000, respectively.  During the year ended September 30, 2015, 107,050 shares were issued to employees from the Stock Compensation Plans as part of their compensation at a cost of $57,807.  No shares were issued to employees from the Stock Compensation Plans during the years ended September 30, 2014 and 2013.   As of September 30, 2015, the Company has issued 1,423,999 shares of common stock from the Stock Compensation Plans.

Incentive Stock Bonus Plan-- On July 22, 2014 the Company's shareholders approved the 2014 Incentive Stock Bonus Plan, authorizing the issuance of up to 16,000,000 shares in the Company’s Incentive Stock Bonus Plan.  During the year ended September 30, 2014, 15,700,000 shares were issued from the Incentive Stock Bonus Plan to officers and employees.  During the year ended September 30, 2015, 100,000 shares were forfeited, 500,000 shares vested and were issued and the remaining 15,100,000 shares are unvested and are held in escrow.  The shares will only be earned upon the achievement of certain milestones leading to the commercialization of the Company’s Multikine technology, or specified increases in the market price of the Company’s stock. If the performance or market criteria are not met as specified in the Incentive Stock Bonus Plan, all or a portion of the awarded shares will be forfeited.  The fair value of the shares on the grant date was calculated using the market value on the grant-date for issuances where the attainment of performance criteria is likely and using a Monte Carlo simulation for issuances where the attainment of performance criteria is uncertain.  The grant date fair value of shares issued that remain outstanding as of September 30, 2015 is $8,609,679.  The total value of the shares, if earned, is being expensed over the requisite service periods for each milestone, provided the requisite service periods are rendered, regardless of whether the market conditions are met.  No compensation cost is recognized for awards where the requisite service period is not rendered.  During the years ended September 30, 2015 and 2014, the Company recorded expense relating to the issuance of restricted stock pursuant to the plan of $3,396,771 and $1,477,954, respectively.  At September 30, 2015, the Company has unrecognized compensation expense of $3,734,954 which is expected to be recognized over a weighted average period of 6.04 years.

8.     EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code, subject to the Employee Retirement Income Security Act of 1974, as amended, and covering substantially all Company employees.  Each participant’s contribution is matched by the Company with shares of common stock that have a value equal to 100% of the participant’s contribution, not to exceed the lesser of $10,000 or 6% of the participant’s total compensation.  The Company’s contribution of common stock is valued each quarter based upon the closing bid price of the Company’s common stock. Total expense, including plan maintenance, for the years ended September 30, 2015, 2014 and 2013, in connection with this Plan was $169,759, $159,632 and $162,865, respectively.

9.    COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In March 2013, the Company entered into an agreement with Aptiv Solutions to provide certain clinical research services in accordance with a master service agreement.  The Company will reimburse Aptiv for costs incurred.  In May 2013, CEL-SCI made an advance payment of $400,000.  In October 2013, the Company made the second and final advance payment of $200,000.  In November 2014, $150,000 was credited against invoices received in accordance with the agreement.  The remaining advances will be credited against future invoices in $150,000 annual increments through December 2017.  As of September 30, 2015, $150,000 of the deposit is classified as a current asset.

In April 2013, the Company entered into a co-development and revenue sharing agreement with Ergomed.  Under the agreement, Ergomed will contribute up to $10 million towards the Phase III head and neck cancer study in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to four times Ergomed’s contribution amount.  The Company accounted for the co-development and revenue sharing agreement in accordance with ASC 808 “Collaborative Arrangements”.  The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.” Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its Statements of Operations.  Since the Company entered into the co-development and revenue sharing agreement with Ergomed it has incurred research and development expenses of approximately $11,969,000 related to Ergomed’s services.  This amount is net of Ergomed’s discount of approximately $4,159,000. During the years ended September 30, 2015, 2014 and 2013, the Company recorded, approximately $6,746,000, $4,385,000 and $838,000, respectively, as research and development expense related to Ergomed’s services. These amounts were net of Ergomed’s discount of approximately $2,364,000, $1,513,000 and $281,000, respectively, over the comparable periods.

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

In April 2013, the Company dismissed inVentiv Health Clinical, LLC (f/k/a PharmaNet LLC) and PharmaNet GmbH (f/k/a PharmaNet AG), the Company’s former clinical research organization and replaced it with Aptiv Solutions, Inc. and Ergomed Clinical Research Ltd. On October 31, 2013, the Company initiated the proceedings against inVentiv Health Clinical, LLC, or inVentiv, the former third-party CRO, and is seeking payment for damages related to inVentiv’s prior involvement in the ongoing Phase 3 clinical trial of Multikine. The arbitration claim, initiated under the Commercial Rules of the American Arbitration Association, alleges (i) breach of contract, (ii) fraud in the inducement, and (iii) common law fraud. Currently, CEL-SCI is seeking at least $50 million in damages in its amended statement of claim. Based upon further analysis, however, CEL-SCI believes that its damages (direct and consequential) presently total over $150 million.

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

In connection with the pending arbitration proceedings, inVentiv has asserted counterclaims against the Company for (i) breach of contract, seeking at least $2 million in damages for services allegedly performed by inVentiv; (ii) breach of contract, seeking at least $1 million in damages for the Company’s alleged use of inVentiv’s name in connection with publications and promotions in violation of the parties’ contract; (iii) opportunistic breach, restitution and unjust enrichment, seeking at least $20 million in disgorgement of alleged unjust profits allegedly made by the Company as a result of the purported breaches referenced in subsection (ii); and (iv) defamation, seeking at least $1 million in damages for allegedly defamatory statements made about inVentiv. The Company believes inVentiv’s counterclaims are meritless and intends to vigorously defend against them. However, if such defense is unsuccessful, and inVentiv successfully asserts any of its counterclaims, such an adverse determination could have a material adverse effect on our business, results, financial condition and liquidity.

In October 2015 CEL-SCI signed a funding agreement with a company established by Lake Whillans Litigation Finance, LLC, a firm specializing in funding litigation expenses.  Pursuant to the agreement, an affiliate of Lake Whillans will provide CEL-SCI with up to $5,000,000 in funding for litigation expenses to support its $50,000,000 arbitration claims against inVentiv. The funding will be available to CEL-SCI if and when needed to fund the expenses of the ongoing arbitration and will only be repaid when CEL-SCI receives proceeds from the arbitration.

The arbitration hearing on the merits (the “trial”) is expected to occur in the spring of 2016. The exact date has not yet been determined.

Lease Agreements

The future minimum annual rental payments due under non-cancelable operating leases for office and laboratory space are as follows:

Years Ending September 30,

2016	$1,861,154
2017	1,844,807
2018	1,848,235
2019	1,912,779
2020	1,951,756
Thereafter	17,698,979
Total minimum lease payments:	$27,117,710

Rent expense, including amortization of deferred rent, for the years ended September 30, 2015, 2014 and 2013, was $2,651,638, $2,650,829 and $2,651,460, respectively. The Company’s three leases expire between February 2017 and October 2028.

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

At September 30, 2015, the Company recorded a total deferred rent asset of $4,532,266, of which $4,044,473 is long term and the balance of $487,793 is included in current assets.  At September 30, 2014, the Company recorded a total deferred rent asset of $5,277,939, of which $4,733,865 is long term and the balance of $544,074 is included in current assets.  On September 30, 2015 and 2014, the Company has included in deferred rent the following: 1) deposit on the manufacturing facility ($3,150,000); 2) the fair value of the warrants issued to lessor ($1,403,654); 3) additional investment ($2,995,541); 4) deposit on the cost of the leasehold improvements for the manufacturing facility ($1,786,591).  At September 30, 2015, the Company has also included accrued interest on deposit of $127,927, and accumulated amortization of $4,931,447.  At September 30, 2014, the Company has also included accrued interest on deposit of $329,525, and accumulated amortization of $4,387,374.

The Company was required to deposit the equivalent of one year of base rent in accordance with the lease.  When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company.  The $1,670,917 is included in non-current assets on September 30, 2015 and 2014.

The Company subleases a portion of its rental space on a month to month term lease, which requires a 30 day notice for termination. The sublease rent for the years ended September 30, 2015, 2014 and 2013 was $64,879, $63,144 and $61,305, respectively, and is recorded in grant income and other in the statements of operations.

The Company leases its research and development laboratory under a 60 month lease which expires February 28, 2017.  The operating lease includes escalating rental payments.  The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate of $11,360 per month.  As of September 30, 2015 and 2014, the Company has recorded a deferred rent liability of $6,484 and $6,387, respectively.

On July 1, 2015, the Company renewed the operating lease on the office headquarters under a 60 month lease which expires June 30, 2020. The operating lease includes escalating rental payments.  The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate $8,134 per month.  Under the prior operating lease, rent expense was recognized at a rate of $7,864. As of September 30, 2015 and 2014, the Company has recorded a deferred rent liability of $12,539 and $6,278, respectively.

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

On September 1, 2011, the Company agreed to extend its employment agreement with Geert Kersten, the Company’s Chief Executive Officer, to August 31, 2016. Mr. Kersten’s annual salary for fiscal year 2015 was $542,769.  Mr. Kersten will receive at least the same salary increases each year as do other senior executives of the Company.  Further increases, if any, will be made at the sole discretion of the Company’s directors.

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

On August 30, 2013, the Company extended its employment agreement with Patricia B. Prichep, the Company’s Senior Vice President of Operations, through August 30, 2016.  Ms. Prichep’s annual salary for fiscal year 2015 was $238,644.

On August 30, 2013, the Company extended its employment agreement with Eyal Talor, Ph.D., the Company’s Chief Scientific Officer, through August 30, 2016.  Dr. Talor’s annual salary for fiscal year 2015 was $294,615.

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

Further, the Company has contingent obligations with other vendors for work that will be completed in relation to the Phase III trial.  The timing of these obligations cannot be determined at this time.  The total remaining cash cost of these future obligations for the Phase III trial is estimated to be approximately $21.6 million.

10.  LOAN FROM OFFICER

In 2009 the Company’s President, and a director, Maximilian de Clara, loaned the Company $1,104,057 under a note payable.  The original loan from Mr. de Clara bore interest at 15% per year and was secured by a lien on substantially all of the Company’s assets.  At Mr. de Clara’s option, the note may be converted into shares of the Company’s common stock.  The number of shares which will be issued upon any conversion will be determined by dividing the amount to be converted by $4.00. The Company did not have the right to prepay the note without Mr. de Clara’s consent.  In accordance with the loan agreement, the Company issued Mr. de Clara warrants to purchase 164,824 shares of the Company’s common stock at a price of $4.00 per share.  These warrants expired on December 24, 2014.  In consideration for an extension of the due date, Mr. de Clara received warrants to purchase 184,930 shares of the Company’s common stock at a price of $5.00 per share.  These warrants expired on January 6, 2015.  In consideration of Mr. de Clara’s agreement to subordinate his note to the convertible preferred shares and convertible debt as part of a prior year settlement agreement the Company extended the maturity date of the note to July 6, 2015.  In August 2014, the loan and warrants were transferred to the de Clara Trust, of which the Company’s CEO, Geert Kersten, is the trustee and a beneficiary.  Mr. de Clara receives the interest payments.

On June 29, 2015, the Company extended the maturity date of the note to July 6, 2017, lowered the interest rate to 9% per year and changed the conversion price to $0.59, the closing stock price on the previous trading day.  The de Clara Trust may demand payment upon giving the Company 10 days of notice.  The new terms were effective July 7, 2015.  The Company determined these modifications to be substantive and therefore accounted for the modifications as an extinguishment of the pre-modification note and issuance of the post-modification note.  The Company recorded an extinguishment loss and a premium on the note payable of $165,943.  The premium increased the face value of the note to $1,270,000 and will be amortized as a reduction of interest expense through the expiration date of the note.   Concurrently, the Company extended the expiration date of the Series N warrants to August 18, 2017. The incremental cost of this modification was $475,333 and was included in debt extinguishment loss on the note, for a total loss of $641,276.

On October 11, 2015, the maturity date of the note was extended for one year to July 6, 2018.  The extension was made at the request of Lake Whillans Vehicle I, LLC, which agreed to provide the Company with up to $5,000,000 in funding for litigation expenses to support the Company’s $50,000,000 arbitration claims against the Company’s former clinical research organization.  As of September 30, 2015, the full amount of the note payable was outstanding.

During the years ended September 30, 2015, 2014 and 2013, the Company paid $146,288, $179,409 and $151,808, respectively, in interest expense to Mr. de Clara.  During the year ended September 30, 2015, $20,816 was amortized as a reduction of interest expense, reducing the effective rate of the note payable to 6.98%.

11.  STOCKHOLDERS’ EQUITY

During the year ended September 30, 2015, no warrants were exercised. During the year ended September 30, 2014, 2,695,562 Series M, N and S warrants were exercised.  The Company issued 2,668,508 shares of common stock and received $3,118,387 from the exercise of these warrants since 92,715 Series N warrants were exercised in a cashless exercise.  During the year ended September 30, 2013, no warrants were exercised.

In December 2012, the Company sold 3,500,000 shares of its common stock for $10,500,000, or $3.00 per share, in a registered direct offering.  The investors in this offering also received Series R warrants which entitle the investors to purchase up to 2,625,000 shares of the Company’s common stock.  The Series R warrants may be exercised at any time before December 7, 2016 at a price of $4.00 per share.   The Company paid Chardan Capital Markets, LLC, the placement agent for this offering, a cash commission of $682,500.  The initial cost of the warrants was $4,200,000 and was recorded as a debit to additional paid-in capital and a credit to derivative liabilities.  As of September 30, 2015, all of the Series R warrants remained outstanding, with a fair value of $0.

On October 11, 2013, the Company closed a public offering of units of common stock and Series S warrants at a price of $1.00 per unit for net proceeds of $16,400,000, net of underwriting discounts and commissions.  Each unit consisted of one share of common stock and a warrant to purchase one share of common stock.  The warrants were immediately exercisable and expire on October 11, 2018, and have an exercise price of $1.25.  In November 2013, the underwriters purchased an additional 2,648,913 warrants pursuant to the overallotment option, for which the Company received net proceeds of $24,370.

On December 24, 2013, the Company closed a public offering of units of common stock and Series S warrants at a price of $0.63 per unit for net proceeds of $2,790,000, net of underwriting discounts and commissions.  Each unit consisted of one share of common stock and a warrant to purchase one share of common stock.  The warrants are immediately exercisable and expire on October 11, 2018, and have an exercise price of $1.25.   The underwriters exercised the option for the full 10% overallotment, for which the Company received net proceeds of approximately $279,000.

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

On October 24, 2014, the Company closed an underwritten public offering of 7,894,737 shares of common stock and 1,973,684 Series S warrants to purchase shares of common stock.  Additionally, in a related private offering on October 21, 2014, the Company sold 1,320,000 shares of common stock and 330,000 Series S warrants to purchase shares of common stock. The common stock and Series S warrants were sold at a combined price of $0.76 for net proceeds of approximately $6.4 million, net of underwriting discounts and commissions and $85,335 in offering expenses.

The Series S warrants trade of the NYSE MKT under the symbol CVM WS.  As of September 30, 2015, 25,928,010 Series S warrants remained outstanding, with a fair value of $7,363,555, which is recorded as a derivative liability on the Company’s balance sheet (Note 2).

On April 17, 2014, the Company closed a public offering of units consisting of an aggregate of 7,128,229 shares of common stock and Series T warrants to purchase an aggregate of 1,782,057 shares of common stock.  The units were sold at a price of $1.40 per unit.  The Company received net proceeds of approximately $9,143,000, after deducting the underwriting commissions and offering expenses.  The common stock and warrants separated immediately.  The Series T warrants, with an exercise price of $1.58 per share, expired on October 17, 2014.  The fair value of the Series T warrants was $0 on the date of expiration.  The underwriters in the offering received 445,514 Series U warrants to purchase one share of common stock.  The Series U warrants expire on October 17, 2017, and have an exercise price of $1.75.  As of September 30, 2015, all of the Series U warrants remain outstanding, and are recorded at a fair value of $44,551, which is shown on the Company’s balance sheet as a derivative liability (Note 2).

On May 28, 2015, the Company closed an underwritten public offering of 20,253,164 shares of common stock and 20,253,164 Series V warrants to purchase shares of common stock. The common stock and Series V warrants were sold at a combined per unit price of $0.79 for net proceeds of approximately $14.7 million, net of underwriting discounts and commissions and offering expenses.  The Series V warrants are immediately exercisable at a price of $0.79 and expire on May 28, 2020.  The initial cost of the Series V warrants of $8,003,220 was recorded as a warrant liability.  As of September 30, 2015, the total Series V warrant liability was adjusted to fair value of $6,278,481.

During the year ended September 30, 2014, the Company issued 15,700,000 restricted shares of its common stock from its Incentive Stock Bonus Plan to officers and employees.  During the year ended September 30, 2015, 100,000 restricted shares were forfeited, 500,000 restricted shares vested and the remaining 15,100,000 restricted shares are unvested and held in escrow.  The shares are only to be earned upon the achievement of certain milestones leading to the commercialization of the Company’s Multikine technology, or specified increases in the market price of the Company’s stock. If the performance or market criteria are not met as specified in the Incentive Stock Bonus Plan, all or a portion of the awarded shares will be forfeited.  The fair value of the shares on the date of issuance was calculated by using the market value on the grant-date for issuances where the attainment of performance criteria is likely and using a Monte Carlo simulation for issuances where the attainment of performance criteria is uncertain.  The total value of the shares, if earned, is calculated to be $8,662,502 and will be expensed over the requisite service period for each milestone.  At September 30, 2015, the Company had unrecognized compensation expense of $3,734,954 relating to the restricted stock awards.

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

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, on the balance sheet at September 30, 2015:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative Instruments	$7,363,555	$-	$6,323,032	$13,686,587

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the balance sheet at September 30, 2014:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative Instruments	$5,197,352	$-	$307,894	$5,505,246

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3), as of September 30:

	2015	2014

Beginning balance	$307,894	$433,024
Issuances	8,003,220	7,791,448
Settlements	-	(1,445,528)
Transfers to Level 1	-	(7,321,071)
Net realized and unrealized derivative (gain)/loss	(1,988,082)	850,021
Ending balance	$6,323,032	$307,894

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations:

	2015	2014	2013
Net loss available to
common shareholders	$(34,674,646)	$(28,483,712)	$(9,230,478)
Less: Gain on derivative
Instruments	-	(248,767)	(10,750,666)
Net loss - diluted	$(34,674,646)	$(28,732,479)	$(19,981,144)

Weighted average number of
shares - basic and diluted	82,519,027	58,804,622	30,279,442

Loss per share - basic	$(0.42)	$(0.48)	$(0.30)
Loss per share - diluted	$(0.42)	$(0.49)	$(0.66)

For the year ended September 30, 2015, the gain on derivatives is not excluded from the numerator in calculating diluted loss per share because the gain relates to derivative warrants that were priced higher than the average market price during the period.

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net loss per share excludes the following dilutive securities because their inclusion would have been anti-dilutive as of September 30:

	2015	2014	2013

Options and Warrants	58,421,058	39,994,707	12,350,633
Convertible Debt	1,871,283	276,014	276,014
Unvested Restricted Stock	15,100,000	15,700,000	-
Total	75,392,341	55,970,721	12,626,647

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

15.  QUARTERLY INFORMATION (UNAUDITED)

The following quarterly data are derived from the Company’s statements of operations.

Financial Data

Fiscal 2015
	Three months ended December 31 2014	Three months ended March 31, 2015	Three months ended June 30, 2015	Three months Ended September 30, 2015	Year ended September 30, 2015

Grant income and other	$136,838	$197,620	$389,223	$(66,304)	$657,377
Operating expenses	10,132,579	7,956,963	8,590,698	8,273,682	34,953,922
Non-operating (expense) income, net	(12,547)	(14,097)	(15,166)	22,369	(19,441)
Gain (loss) on derivative instruments	2,162,970	(4,782,796)	4,428,780	(1,526,338)	282,616
Loss on debt extinguishment	-	-	(641,276)	-	(641,276)
Net loss available to
common shareholders	$(7,845,318)	$(12,556,236)	$(4,429,137)	$(9,843,955)	$(34,674,646)
Net loss per share-basic	$(0.11)	$(0.17)	$(0.05)	$(0.10)	$(0.42)
Net loss per share-diluted	$(0.14)	$(0.17)	$(0.06)	$(0.10)	$(0.42)
Weighted average shares:
Basic	73,260,783	75,847,869	83,796,311	97,040,004	82,519,027
Diluted	73,260,783	75,847,869	85,134,107	97,040,004	82,519,027

Fiscal 2014
	Three months	Three months	Three months	Three months
	ended December 31 2013	ended March 31, 2014	ended June 30, 2014	Ended September 30, 2014	Year ended September 30, 2014
Grant income and other	$113,144	$67,157	$15,914	$67,818	$264,033
Operating expenses	6,047,454	6,293,592	6,917,243	8,579,856	27,838,145
Non-operating expenses, net	(10,925)	(6,797)	(10,927)	(12,271)	(40,920)
Gain (loss) on derivative instruments	1,610,817	(7,132,348)	4,467,776	1,302,522	248,767
Net loss	(4,334,418)	(13,365,580)	(2,444,480)	(7,221,787)	(27,366,265)

Issuance of shares due to reset provisions	(1,117,447)	-	-	-	(1,117,447)
Net loss available to
common shareholders	$(5,451,865)	$(13,365,580)	$(2,444,480)	$(7,221,787)	$(28,483,712)
Net loss per share-basic	$(0.11)	$(0.24)	$(0.04)	$(0.11)	$(0.48)
Net loss per share-diluted	$(0.15)	$(0.24)	$(0.11)	$(0.13)	$(0.49)
Weighted average shares-basic and diluted	48,215,919	56,239,562	64,664,274	66,091,826	58,804,622

The Company has experienced large swings in its quarterly gains and losses in 2015 and 2014 caused by the changes in the fair value of warrants each quarter.

17.      SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has reviewed subsequent events through the date of the filing.

On October 5, 2015, the Company and its CRO Ergomed plc expanded their co-development agreement with increased activities to be undertaken by Ergomed. Pursuant to the expanded co-development agreement, Ergomed's contribution to the Phase 3 clinical trial will increase from $10,000,000 to $12,000,000.

On October 14, 2015, the Company entered into an agreement with a litigation firm to provide the Company with up to $5,000,000 in funding for litigation expenses to support its $50,000,000 arbitration claims against its former clinical research organization. The funding will be available to CEL-SCI if and when needed to fund the expenses of the ongoing arbitration and will only be repaid upon CEL-SCI receiving proceeds from the arbitration, subject to the terms and conditions of the agreement.  As of September 30, 2015, the Company has recorded approximately $1,104,000 in accounts payable that will be assumed by the litigation firm.  On October 14, 2015, the Company will record the transfer of the liability to the litigation firm as a gain on the derecognition of legal costs.  The gain will be included as a reduction of operating expenses on the Statement of Operations.

On October 28, 2015 the Company announced that it closed an underwritten public offering of 17,223,248 shares of common stock and 17,223,248 Series W warrants to purchase shares of common stock.  The common stock and warrants were sold at a combined price of $0.67 for net proceeds of approximately $10.59 million, net of underwriting commissions and offering expenses.  The warrants were immediately exercisable, expire October 28, 2020 and have an exercise price of $0.67.

SIGNATURES

In accordance with Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of December 2015.

CEL-SCI CORPORATION

By:	/s/ Maximilian de Clara
Maximilian de Clara, President

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Maximilian de Clara	Director	December 11, 2015
Maximilian de Clara

/s/ Geert R. Kersten	Chief Executive, Principal
Geert R. Kersten	Accounting, Principal Financial
	Officer and a Director	December 11, 2015

/s/ Alexander G. Esterhazy	Director	December 11, 2015
Alexander G. Esterhazy

/s/Peter R. Young	Director	December 11, 2015
Dr. Peter R. Young

/s/ Bruno Baillavoine	Director	December 11, 2015
Bruno Baillavoine