Form 10-Q
period 2015-12-31
CEL SCI CORP
filed 2016-02-09
CIK 725363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015
OR

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes _________                                                                No ____X____

Class of Stock	No. Shares Outstanding	Date
Common	133,204,890	February 1, 2016

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Page

Condensed Balance Sheets at December 31, 2015 and September 30, 2015 (unaudited)	3
Condensed Statements of Operations for the three months Ended December 31, 2015 and 2014 (unaudited)	4
Condensed Statements of Cash Flows for the three months Ended December 31, 2015 and 2014 (unaudited)	5
Notes to Condensed Financial Statements (unaudited)	7

Item 2.
Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.
Quantitative and Qualitative Disclosures about Market Risks	24

Item 4.
Controls and Procedures	24

PART II
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.
Exhibits	26

Signatures	27

CEL-SCI CORPORATION
BALANCE SHEETS
(UNAUDITED)

	DECEMBER 31,	SEPTEMBER 30,
ASSETS	2015	2015

CURRENT ASSETS:
Cash and cash equivalents	$10,422,251	$5,726,682
Receivables	378,275	87,214
Prepaid expenses	936,204	979,655
Deposits - current portion	150,000	150,000
Inventory used for R&D and manufacturing	1,343,041	1,401,839
Deferred rent - current portion	473,405	487,793

Total current assets	13,703,176	8,833,183

RESEARCH AND OFFICE EQUIPMENT, net	296,493	307,466

PATENT COSTS, net	282,326	291,564

DEFERRED RENT - net of current portion	3,882,036	4,044,473

DEPOSITS	1,820,917	1,970,917

TOTAL ASSETS	$19,984,948	$15,447,603

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$3,855,982	$5,128,682
Accrued expenses	368,607	88,575
Due to employees	340,075	365,131
Related party loan	1,104,057	1,104,057
Deferred rent - current portion	6,406	9,997
Lease obligation - current portion	6,823	9,028

Total current liabilities	5,681,950	6,705,470

Derivative instruments	10,624,398	13,686,587
Deferred revenue	125,000	126,639
Deferred rent - net of current portion	16,862	9,026
Deposits held	5,000	5,000

Total liabilities	16,453,210	20,532,722

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value--200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized,
130,137,104 shares and 112,360,568 shares issued and outstanding
at December 31, 2015 and September 30, 2015, respectively	1,301,371	1,123,606
Additional paid-in capital	274,090,033	267,992,754
Accumulated deficit	(271,859,666)	(274,201,479)

Total stockholders' equity (deficit)	3,531,738	(5,085,119)

TOTAL LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIT)	$19,984,948	$15,447,603

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2015 and 2014
(UNAUDITED)

	2015	2014

GRANT INCOME AND OTHER	$20,976	$136,838

OPERATING EXPENSES:
Research and development (excluding
R&D depreciation of $28,309 and $43,159
respectively, included below)	5,141,198	4,854,821
Depreciation and amortization	41,741	56,613
General & administrative	621,169	5,221,145

Total operating expenses	5,804,108	10,132,579

OPERATING LOSS	(5,783,132)	(9,995,741)

GAIN ON DERIVATIVE INSTRUMENTS	8,122,960	2,162,970

INTEREST INCOME (EXPENSE), NET	1,985	(12,547)

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$2,341,813	$(7,845,318)

NET INCOME (LOSS) PER COMMON SHARE
BASIC	$0.02	$(0.11)

DILUTED	$0.02	$(0.14)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC	109,768,502	73,260,783

DILUTED	111,639,785	73,260,783

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2015 and 2014
(UNAUDITED)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$2,341,813	$(7,845,318)
Adjustments to reconcile net income (loss) to
net cash used in operating activities:
Depreciation and amortization	41,741	56,613
Issuance of common stock and options for services	329,195	189,144
Equity based compensation	427,910	3,059,791
Common stock contributed to 401(k) plan	40,995	40,341
Loss on retired equipment	115	313
Gain on derivative instruments	(8,122,960)	(2,162,970)
(Increase)/decrease in assets:
Receivables	75,206	(74,118)
Deferred rent	176,825	189,277
Prepaid expenses	51,628	133,152
Inventory used for R&D and manufacturing	58,798	216,992
Deposits	150,000	150,000
Increase/(decrease) in liabilities:
Accounts payable	(1,666,792)	457,735
Accrued expenses	280,032	123,001
Due to employees	(25,056)	28,389
Deferred rent liability	4,245	(1,494)
Deferred revenue	(1,639)	-

Net cash used in operating activities	(5,837,944)	(5,439,152)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(14,831)	(17,100)
Net cash used in investing activities	(14,831)	(17,100)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	10,550,538	6,405,932
Payments on obligations under capital lease	(2,194)	(2,065)

Net cash provided by financing activities	10,548,344	6,403,867

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,695,569	947,615

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,726,682	8,513,620

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,422,251	$9,461,235

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2015 and 2014
(UNAUDITED)

	2015	2014

ACCOUNTS PAYABLE
Increase in receivables	$366,267	$-
Increase in research and office equipment	6,814	23,715
Decrease in capital lease obligation	11	10
Increase in direct financing costs	21,000	-
(Increase) in accounts payable	(394,092)	(23,725)
	$-	$-

ADDITIONAL PAID-IN CAPITAL
(Increase) in derivative liabilities	$(5,060,771)	$(460,737)
Increase in prepaid services	8,177	6,389
Decrease in additional paid-in capital	5,052,594	454,348
	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION:
Cash paid for interest expense	$33,260	$41,670

See notes to financial statements.

CEL-SCI CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2015 AND 2014 (UNAUDITED)

A.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of CEL-SCI Corporation (the Company) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, these interim condensed financial statements should be read in conjunction with the  financial statements and notes included in the Company’s annual report on Form 10-K for the year ended September 30, 2015.

In the opinion of management, the accompanying unaudited condensed financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company’s financial position as of December 31, 2015 and the results of its operations for the three months then ended.  The condensed balance sheet as of September 30, 2015 is derived from the September 30, 2015 audited financial statements.  Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.  The results of operations for the three months ended December 31, 2015 and 2014 are not necessarily indicative of the results to be expected for the entire year.

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

Income Taxes - The Company uses the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.  A full valuation allowance was recorded against the deferred tax assets as of December 31, 2015 and September 30, 2015.

Derivative Instruments – The Company has entered into financing arrangements that consist of freestanding derivative instruments that contain embedded derivative features.  The Company accounts for these arrangements in accordance with Accounting Standards Codification (ASC) 815, “Accounting for Derivative Instruments and Hedging Activities.” In accordance with accounting principles generally accepted in the United States (U.S. GAAP), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments.  The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument.  The derivative liabilities are remeasured at fair value at the end of each interim period as long as they are outstanding.

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

Reclassification – Certain prior year items have been reclassified to conform to the current year presentation.  Such reclassifications include approximately $145,000 between related party notes payable and additional paid-in capital to reflect the modification of the de Clara note in July 2015, which was accounted for as an extinguishment.

B.            NEW ACCOUNTING PRONOUNCEMENTS

In November 2015, the FASB issued Accounting Standards Update (ASU) 2015-17 which amends ASC 740-10, “Income Taxes.” The amendments in this Update simplify the presentation of deferred income taxes by requiring the deferred income tax assets and liabilities be classified as noncurrent in a classified statement of financial position.  Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts.  The amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016 and for annual and interim periods thereafter.  Management does not expect this amendment to have a material effect on the financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

C.            STOCKHOLDERS’ EQUITY

Stock options, stock bonuses and compensation granted by the Company as of December 31, 2015 are as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Options Plans	1,960,000	1,687,032	N/A	10,268
Non-Qualified Stock Option Plans	7,680,000	5,977,687	N/A	1,090,895
Stock Bonus Plans	3,594,000	N/A	1,754,510	1,838,663
Stock Compensation Plan	3,350,000	N/A	1,526,491	1,790,458
Incentive Stock Bonus Plan	16,000,000	N/A	15,600,000	400,000

Stock options, stock bonuses and compensation granted by the Company as of September 30, 2015 are as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	1,960,000	1,690,665	N/A	6,635
Non-Qualified Stock Option Plans	7,680,000	5,849,103	N/A	1,219,479
Bonus Plans	3,594,000	N/A	1,635,112	1,958,061
Stock Compensation Plan	3,350,000	N/A	1,423,999	1,892,950
Incentive Stock Bonus Plan	16,000,000	N/A	15,600,000	400,000

Stock options granted to employees and directors by the Company or forfeited by the holder during the three months ended December 31, 2015 and 2014 are as follows:

	Three Months Ended December 31,
	2015	2014
Granted	-	1,000
Forfeited	22,966	97,500

Stock-Based Compensation Expense
	Three Months Ended December 31,
	2015	2014
Employees	$427,910	$3,059,791
Non-employees	$329,195	$189,144

Employee compensation expense includes the expense related to options issued or vested and restricted stock.  Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of their service contract.

Derivative Liabilities, Warrants and Other Options

The following chart presents the derivative liabilities, warrants and other options outstanding during the quarter ended December 31, 2015:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrant	Exercise Price	Expiration Date	Reference

Series R	12/6/12	2,625,000	$4.00	12/6/16	1
Series S	10/11/13 -10/24/14	25,928,010	$1.25	10/11/18	1
Series U	4/17/14	445,514	$1.75	10/17/17	1
Series V	5/28/15	20,253,164	$0.79	5/28/20	1
Series W	10/28/15	17,723,248	$0.67	10/28/20	1
Series N	8/18/08	2,844,627	$0.53	8/18/17	2
Series P	2/10/12	590,001	$4.50	3/6/17	2
Consultants	12/2/11- 10/1/15	380,000	$0.60- $3.50	12/1/16- 9/30/18	3

Below is a chart presenting the derivative liabilities, warrants and other options outstanding at September 30, 2015:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrants	Exercise Price	Expiration Date	Reference

Series N	8/18/08	2,844,627	$0.53	8/18/17	1
Series Q	6/21/12	1,200,000	$5.00	12/22/15	1
Series R	12/6/12	2,625,000	$4.00	12/6/16	1
Series S	10/11/13- 10/24/14	25,928,010	$1.25	10/11/18	1
Series U	4/17/14	445,514	$1.75	10/17/17	1
Series V	5/28/15	20,253,164	$0.79	5/28/20	1
Series P	2/10/12	590,001	$4.50	3/6/17	2
Consultants	10/14/05 – 7/1/15	238,000	$0.66 – 20.00	10/14/15 - 6/30/18	3

1.	Derivative Liabilities

The table below presents the derivative instruments and their respective balances at the balance sheet dates:

	December 31, 2015	September 30, 2015
Series S warrants	$4,537,402	$7,363,555
Series U warrants	13,365	44,551
Series V warrants	3,037,975	6,278,481
Series W warrants	3,035,656	-

Total derivative liabilities	$10,624,398	$13,686,587

The table below presents the gains on the derivative instruments for the three months ended December 31:

	2015	2014
Series A through E warrants	$-	$6,105
Series R warrants	-	131,250
Series S warrants	2,826,153	1,950,383
Series U warrants	31,186	75,232
Series V warrants	3,240,506	-
Series W warrants	2,025,115	-

Net gain on derivative instruments	$8,122,960	$2,162,970

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

Issuance of additional Warrants

On October 28, 2015, the Company closed an underwritten public offering of 17,223,248 shares of common stock and 17,223,248 Series W warrants to purchase shares of common stock. The common stock and warrants were sold at a combined per unit price of $0.67 for net proceeds of approximately $10.6 million, net of underwriting discounts and commissions and offering expenses.  The Series W warrants are immediately exercisable at a price of $0.67 and expire on October 28, 2020.  The initial cost of the Series W warrants of $5,060,771 was recorded as warrant liability.

Expiration of Warrants

On December 22, 2015, 1,200,000 Series Q warrants, with an exercise price of $5.00, expired. The fair value of the Series Q warrants was $0 on the date of expiration.

2.	Equity-based warrants

There were no changes to equity based warrants during the quarters ended December 31, 2015 and September 30, 2015.

3.	Options and shares issued to Consultants

As of December 31, 2015, 380,000 options issued to consultants as payment for services remained outstanding, all of which were issued from the Non-Qualified Stock Option plans.

The Company extended a one-year consulting agreement for services to be provided through December 15, 2015.  In consideration for services provided, the Company issued the consultant 100,000 restricted shares in three installments during the period of service.  The aggregate fair market value of $66,900 was charged to general and administrative expense over the period of service.

On October 20, 2013, the Company entered into a consulting agreement for services to be provided through October 19, 2016.  In consideration for services provided, the Company agreed to issue the consultant 34,164 restricted shares each month of the agreement, with the first three months being issued in advance. During the three months ended December 31, 2015 and 2014, the Company issued the consultant 102,492 shares of restricted stock at the fair market value of $54,321 and $71,403, respectively.  The aggregate fair market value was recorded as a prepaid expense and is being charged to general and administrative expense over the period of service. During the three months ended December 31, 2015 and 2014, respectively, the Company issued an additional 300,000 and 150,000 shares of common stock to this consultant at the aggregate fair market value of $216,000 and $97,500, respectively in consideration of services provided.

During the three months ended December 31, 2015, the Company issued a third consultant, 40,000 shares of restricted stock at the aggregate fair market value of $22,600.  These shares were issued for services provided during the three month period ended December 31, 2015, they vested immediately and were expensed upon issuance.  Also during the three months ended December 31, 2015, the Company issued a fourth consultant options to purchase 150,000 shares of restricted common stock at fair market value in exchange for services to be provided through June 30, 2016.  The aggregate fair market value of the options of $44,451 was recorded as a prepaid expense and is being charged to general and administrative expense over the period of service. During the three months ended December 31, 2014, the Company issued a fifth consultant, 10,000 shares of restricted stock at the fair market value of $7,250, which were expensed during the three months ended December 31, 2014.

During the three months ended December 31, 2015 and 2014, the Company recorded total expense of $329,195 and $189,144 relating to these consulting agreements. At December 31, 2015 and September 30, 2015, respectively, $38,506 and $30,329 is included in prepaid expenses.

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

ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value.  The hierarchy gives the highest priority to active markets for identical assets and liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement).  The Company classifies fair value balances based on the observability of those inputs.  The three levels of the fair value hierarchy are as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities
•
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

•	Level 3 – Unobservable inputs that reflect management’s assumptions

For disclosure purposes, assets and liabilities are classified in their entirety in the fair value hierarchy level based on the lowest level of input that is significant to the overall fair value measurement.  The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy levels.

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at December 31, 2015:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$4,537,402	$-	$6,086,996	$10,624,398

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at September 30, 2015:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$7,363,555	$-	$6,323,032	$13,686,587

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the three months ended December 31, 2015 and the year ended September 30, 2015:

	(3 months ended)	(12 months ended)
	December 31, 2015	September 30, 2015
Beginning balance	$6,323,032	$307,894
Issuances	5,060,771	8,003,220
Realized and unrealized gains	(5,296,807)	(1,988,082)
Ending balance	$6,086,996	$6,323,032

The fair values of the Company’s derivative instruments disclosed above under Level 3 are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock, as well as U.S. Treasury Bill rates, are observable in active markets.

E.             LOANS FROM OFFICER

In 2009, the Company’s President and a director, Maximilian de Clara, loaned the Company $1,104,057 under a note payable.  At Mr. de Clara’s option, the loan may be converted into shares of the Company’s common stock.  In August 2014, the loan was transferred to the de Clara Trust, for which the Company’s CEO, Geert Kersten, is the trustee and a beneficiary.  Mr. de Clara receives the interest payments.  Effective July 7, 2015, the Company extended the maturity date of the note to July 6, 2017, lowered the interest rate from 15% to 9% and changed the conversion price from $4.00 to $0.59, the closing stock price on the previous trading day.  The de Clara Trust may demand payment upon giving the Company 10 days of notice. The Company determined these modifications to be substantive and therefore accounted for the modification as an extinguishment of the pre-modification note and issuance of the post-modification note.  The Company recorded an extinguishment loss and a premium on the note payable of $165,943.  The premium was credited to additional paid-in capital.  In October 2015, the expiration date of the note was extended to July 6, 2018.  However, on January 13, 2016, the de Clara Trust demanded full repayment on the note, in accordance with the provisions of the note agreement.

During the three months ended December 31, 2015 and 2014, the Company paid $33,123 and $41,402, respectively in interest expense to Mr. de Clara.

F.             OPERATIONS AND FINANCING

The Company has incurred significant costs since its inception in connection with the acquisition of certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities, and clinical trials.  The Company has funded such costs with proceeds from loans and the public and private sale of its common stock.  The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts.  To date, the Company has not generated any revenue from product sales.  The ability of the Company to complete the necessary clinical trials and obtain US Food & Drug Administration (FDA) approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

The Company is currently running a large multi-national Phase 3 clinical trial for head and neck cancer with its partners TEVA Pharmaceuticals and Orient Europharma.  During the three months ended December 31, 2015, the Company raised $10.6 million net proceeds from a public offering.   To finance the study for the next twelve months and beyond, the Company plans to raise additional capital in the form of corporate partnerships, debt and/or equity financings.  The Company believes that it will be able to obtain additional financing because it has done so consistently in the past and because Multikine is a product in the Phase 3 clinical trial stage. However, the operating plan may change as a result of many factors currently unknown to the Company, and the Company may need additional funds sooner than planned. There can be no assurance that the Company will be successful in raising additional funds on a timely basis or that the funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of money, it will either have to slow down the development delay the Phase 3 clinical trial or even significantly curtail its operations until such time as it is able to raise the required funding.

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has spent approximately $27.4 million as of December 31, 2015 on direct costs for the Phase 3 clinical trial.  The total remaining cash cost of the clinical trial is estimated to be about $19.2 million.  It should be noted that this estimate is based on the information currently available in the Company’s contracts with the Clinical Research Organizations responsible for managing the Phase 3 trial.  This number can be affected by the speed of enrollment, rate of death of patients enrolled, foreign currency exchange rates and many other factors, some of which cannot be foreseen today.  It is therefore possible that the cost of the Phase 3 trial will be higher than currently estimated.

G.            COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In March 2013, the Company entered into an agreement with Aptiv Solutions to provide certain clinical research services in accordance with a master service agreement.  The Company will reimburse Aptiv for costs incurred.  The agreement required the Company to make $600,000 in advanced payments which are being credited back in $150,000 annual increments through December 2017.  As of December 31, 2015, the total balance advanced is $300,000, of which $150,000 is classified as a current asset.

In April 2013, the Company entered into a co-development and revenue sharing agreement with Ergomed.  Under the agreement, Ergomed will contribute up to $10 million towards the study in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount.  In October 2015 the Company entered into a second co-development and revenue sharing agreement with Ergomed for an additional $2 million, for a total of $12 million.  The Company accounted for the co-development and revenue sharing agreement in accordance with ASC 808 “Collaborative Arrangements”.  The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.” Therefore, the Company will record the discount on the clinical services as a credit to research and development expense on its Statements of Operations.  Since the Company entered into the co-development and revenue sharing agreement with Ergomed, it has incurred research and development expenses of approximately $13.9 million related to Ergomed’s services.  This amount is net of Ergomed’s discount of approximately $4.8 million. During the three months ended December 31, 2015 and 2014, the Company recorded, net of Ergomed’s discount, approximately $2 million and $1.6 million respectively as research and development expense related to Ergomed’s services.

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

On October 31, 2013, the Company commenced arbitration proceedings against the Company’s former clinical research organization (CRO).  The arbitration claim, initiated under the Commercial Rules of the American Arbitration Association, alleges (i) breach of contract, (ii) fraud in the inducement, and (iii) common law fraud.  Currently, the Company is seeking at least $50 million in damages in its amended statement of claim.  Based upon further analysis, however, the Company believes that its damages (direct and consequential) presently total over $150 million.

On December 12, 2013, the former CRO filed a counterclaim, alleging breach of contract on the part of CEL-SCI and seeking at least $2,000,000 in damages.  On December 20, 2013, the former CRO moved to dismiss certain claims.  On June 24, 2014, the arbitrator denied their motion to dismiss.

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

In connection with the pending arbitration proceedings, inVentiv has asserted counterclaims against the Company for (i) breach of contract, seeking at least $2 million in damages for services allegedly performed by inVentiv; (ii) breach of contract, seeking at least $1 million in damages for the Company’s alleged use of inVentiv’s name in connection with publications and promotions in violation of the parties’ contract; (iii) opportunistic breach, restitution and unjust enrichment, seeking at least $20 million in disgorgement of alleged unjust profits allegedly made by the Company as a result of the purported breaches referenced in subsection (ii); and (iv) defamation, seeking at least $1 million in damages for allegedly defamatory statements made about inVentiv. The Company believes inVentiv’s counterclaims are meritless and intends to vigorously defend against them. However, if such defense is unsuccessful, and inVentiv successfully asserts any of its counterclaims, such an adverse determination could have a material adverse effect on the Company’s business, results, financial condition and liquidity.

In October 2015, CEL-SCI signed a funding agreement with a company established by Lake Whillans Litigation Finance, LLC, a firm specializing in funding litigation expenses.  Pursuant to the agreement, an affiliate of Lake Whillans will provide CEL-SCI with up to $5,000,000 in funding for litigation expenses to support its $50,000,000 arbitration claims against inVentiv. The funding will be available to CEL-SCI if and when needed to fund the expenses of the ongoing arbitration and will only be repaid when CEL-SCI receives proceeds from the arbitration.   Invoices received by CEL-SCI are recorded as a debit to legal expense and a credit to accounts payable.  When the invoice is settled and Lake Whillans has made the payment to the law firm, the Company’s liability is released and is removed from the balance sheet through a credit to the gain on derecognition of legal fees, which is netted against legal fees.  At December 31, 2015, $366,267 in legal fees were included in accounts payable because they had not yet been settled.  These fees are expected to be paid by Lake Whillans and therefore, the Company has also recorded a receivable for the same amount.  Excluding these fees, Lake Whillans has paid $1,930,197 in legal fees on behalf of the Company.  As of December 31, 2015, the Company has recognized a gain of $2,296,464 on the derecognition of legal fees, which has been netted against legal fees and is recorded as a reduction of general and administration expenses on the Statement of Operations. As of December 31, 2015, $3,069,803 remain committed by Lake Whillans to fund future legal fees.   As part of the agreement with Lake Whillans, the law firm agreed to cap their hourly fees and expenses for the arbitration at $5,000,000.

The arbitration hearing on the merits (the “trial”) is expected to commence in the spring of 2016.

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

The Company was required to deposit the equivalent of one year of base rent in accordance with the contract.  When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company.  The $1,670,917 is included in non-current assets on December 31, 2015 and September 30, 2015.

The Company subleases a portion of its rental space on a month to month term lease, which requires a 30 day notice for termination. The Company receives $5,464 per month in rent for the subleased space.

The Company leases its research and development laboratory under a 60 month lease which expires February 28, 2017.  The operating lease includes escalating rental payments.  The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate of $11,360 per month.  As of December 31, 2015 and September 30, 2015, the Company has recorded a deferred rent liability of $6,098 and $6,484, respectively.

The Company leases office headquarters under a 60 month lease which expires June 30, 2020. The operating lease includes escalating rental payments.  The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate $8,134 per month.  As of December 31, 2015 and September 30, 2015, the Company has recorded a deferred rent liability of $17,169 and $12,539, respectively.

The Company leased office equipment under a capital lease arrangement.  The term of the capital lease is 48 months and expires on September 30, 2016.  The monthly lease payment is $1,025.  The lease bears interest at approximately 6% per annum.

H.            PATENTS

During the three months ended December 31, 2015 and 2014, no patent impairment charges were recorded.  For the three months ended December 31, 2015 and 2014, amortization of patent costs totaled $9,238 and $9,112, respectively. The Company estimates that future amortization expense will be as follows:

Nine months ending September 30, 2016	$27,309
Year ending September 30,
2017	36,547
2018	36,213
2019	34,510
2020	31,317
2021	28,017
Thereafter	88,413
Total	$282,326

I.              EARNINGS (LOSS) PER COMMON SHARE

The following table provides the details of the basic and diluted earnings (loss) per-share computations:

	Three Months Ended December 31, 2015
	Net Income	Weighted Average Shares	EPS

Basic EPS	$2,341,813	109,768,502	$0.02
Conversion of note payable	24,841	1,871,283

Dilutive earnings per share	$2,366,654	111,639,785	$0.02

	Three Months Ended December 31, 2014
	Net Loss	Weighted Average Shares	LPS

Basic loss per share	$(7,845,318)	73,260,783	$(0.11)
Gain on derivatives	(2,162,970)

Dilutive loss per share	$(10,008,288)	73,260,783	$(0.14)

For the three months ended December 31, 2015, the gain on derivatives is not excluded from the numerator in calculating diluted loss per share because the gain relates to derivative warrants that were priced higher than the average market price during the period.

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net earnings (loss) per share excludes the following securities because their inclusion would have been anti-dilutive as of December 31:

	2015	2014

Options and Warrants	74,776,529	39,175,553
Convertible Debt	-	276,014
Unvested Restricted Stock	15,100,000	15,700,000
Total	89,876,529	55,151,567

J.             SUBSEQUENT EVENTS

On January 12, 2016, the Company owed the de Clara Trust $1,105,989, which amount included accrued and unpaid interest.  On January 13, 2016, the de Clara Trust demanded payment on the note payable.  At the same time the Company sold 3,000,000 shares of its common stock and 3,000,000 common stock warrants to the de Clara Trust for $1,110,000.  The de Clara Trust is controlled by Geert Kersten, the Company's Chief Executive Officer and a director.  Each  warrant  allows the de Clara Trust to purchase one share of the Company's  common  stock at a price of $0.37 per share at any time on or before January 13, 2021.

The Company has evaluated subsequent events through the date these financial statements were filed and determined there are no other subsequent events that require disclosure.

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

The Company estimates the total remaining cash cost of the Phase 3 trial, with the exception of the parts that will be paid by its licensees, Teva Pharmaceuticals and Orient Europharma, to be approximately $19.2 million.  This is in addition to approximately $27.4 million which has been paid as of December 31, 2015.  This estimate is based on the information currently available in the Company’s contracts with the Clinical Research Organization responsible for managing the Phase 3 trial.  This number can be affected by the speed of enrollment, rate of death of patients, foreign currency exchange rates and many other factors, some of which cannot be foreseen today.  It is therefore possible that the cost of the Phase 3 trial will be higher than currently estimated.

In April 2013, the Company announced that it had replaced the CRO running its Phase 3 clinical trial. This was necessary since the patient enrollment in the study dropped off substantially following a takeover of the CRO which caused most of the members of the CRO’s study team to leave the CRO.  The Company announced that it had hired two CRO’s who will manage the global Phase 3 study; Aptiv Solutions and Ergomed, who are both international leaders in managing oncology trials. Both CRO’s helped the Company expand the trial to over 80 clinical sites globally. As of December 31, 2015, the study has enrolled 668 patients.  The centers where the study is being conducted include two centers in Israel where the Company’s partner Teva Pharmaceuticals has the marketing rights, and nine centers in Taiwan where the Company’s partner Orient Europharma has the marketing rights.  Orient Europharma is currently setting up additional study centers in Thailand, Malaysia and The Philippines.  The Company expects to see a further increase in the number of patients enrolled in the study at an accelerating pace as treating physicians become more familiar with Multikine.  The CROs are aiming for full enrollment of the planned 880 patients by the summer of 2016.

Under a co-development agreement, Ergomed will contribute up to $12 million towards the study where it will perform clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount, only from sales for head and neck cancer.  Ergomed, a privately-held firm headquartered in Europe with global operations, has entered into numerous similar co-development agreements, including one with Genzyme (purchased by Sanofi in 2011 for over $20 billion).  Ergomed will be responsible for the majority of the new patient enrollment.

During the three months ended December 31, 2015, the Company’s cash increased by approximately $4,696,000.  Significant components of this increase include net proceeds from the sale of the Company’s stock of approximately $10,551,000 offset by net cash used to fund the Company’s regular operations, including its on-going Phase 3 clinical trial, of approximately $5,838,000, purchases of equipment of approximately $15,000 and payments on capital leases of approximately $2,000.  During the three months ended December 31, 2014, the Company’s cash increased by approximately $948,000.  Significant components of this increase include net proceeds from the sale of the Company’s stock of approximately $6,406,000 offset by net cash used to fund the Company’s regular operations, including its on-going Phase 3 clinical trial, of approximately $5,440,000, purchases of equipment of approximately $17,000 and payments on capital leases of approximately $2,000.

On October 28, 2015, the Company closed an underwritten public offering of 17,223,248 shares of common stock and 17,223,248 Series W warrants to purchase shares of common stock. The common stock and warrants were sold at a combined per unit price of $0.67 for net proceeds of approximately $10.6 million, net of underwriting discounts and commissions and offering expenses.  The Series W warrants are immediately exercisable at a price of $0.67 and expire on October 28, 2020.

Results of Operations and Financial Condition

During the three months ended December 31, 2015, grant and other income decreased by approximately $116,000 compared to the three months ended December 31, 2014.  The decrease is primarily due to the timing of study drug shipments to supply the Company’s partner in Taiwan during the quarter ended December 31, 2015 compared to December 31, 2014.

During the three months ended December 31, 2015, research and development expenses remained relatively consistent and increased by approximately $286,000 compared to the three months ended December 31, 2014.  The Company is continuing the Phase 3 clinical trial and research and development fluctuates based on the activity level of the clinical trial.

During the three months ended December 31, 2015, general and administrative expenses decreased by approximately $4,600,000 compared to the three months ended December 31, 2014. Major components of the decrease include approximately $2,296,000 in a gain on the derecognition of legal fees recognized pursuant to an agreement entered into in  October 2015 with a firm specializing in funding litigation expenses offset by approximately $316,000 net increase in other general and administrative expenses.  Additionally, during the quarter ended December 31, 2014, approximately $2,620,000 in employee compensation costs related to the issuance of shareholder approved shares of restricted stock released upon meeting predetermined milestones.

The gain on derivative instruments of approximately $8,123,000 for the three months ended December 31, 2015 was the result of the change in fair value of the derivative liabilities during the quarter.  This change was caused by fluctuations in the share price of the Company’s common stock.

Net interest income was approximately $2,000 for the three months ended December 31, 2015, which consisted of $25,000 of interest expense on the loan from the Company’s president, offset by interest income of approximately $27,000 earned on the Company’s cash balances. Net interest expense was approximately $13,000 for the three months ended December 31, 2014, which consisted of $42,000 of interest expense on the loan from the Company’s president, offset by approximately $29,000 of interest income earned on the Company’s cash balances.

Research and Development Expenses

The Company’s research and development efforts involve Multikine and LEAPS.  The table below shows the research and development expenses associated with each project.

	Three months ended December 31,
	2015	2014

MULTIKINE	$5,046,116	$4,758,502
LEAPS	95,082	96,319

TOTAL	$5,141,198	$4,854,821

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

Critical Accounting Estimates and Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations is based on its unaudited condensed financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. The Company believes some of the more critical estimates and policies that affect its financial condition and results of operations are in the areas of operating leases and stock-based compensation. For more information regarding the Company’s critical accounting estimates and policies, see Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2015. The application of these critical accounting policies and estimates has been discussed with the Audit Committee of the Company’s Board of Directors.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has a loan from the president that bears interest at 9%.  This loan was called on January 12, 2016.  The Company does not believe that it has any significant exposures to market risk.

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2015.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Chief Executive and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the first three months of fiscal year 2016.  There was no change in the Company’s internal control over financial reporting during the three months ended December 31, 2015.

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Restricted Stock

During the three months ended December 31, 2015 the Company issued 340,000 restricted shares of common stock to consultants for investor relations services.

The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 with respect to the issuance of these shares.  The individuals who acquired these shares were sophisticated investors and were provided full information regarding our business and operations.  There was no general solicitation in connection with the offer or sale of these securities.  The individuals who acquired these shares acquired them for their own accounts.  The certificate representing these shares bears a restricted legend providing that they cannot be sold except pursuant to an effective registration statement or an exemption from registration.  No commission or other form of remuneration was given to any person in connection with the issuance of these shares.

Item 6.   (a)    Exhibits

Number	Exhibit

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEL-SCI CORPORATION

Date: February 9, 2016	By:	/s/ Geert Kersten
Geert Kersten, Principal Executive Officer*

*  Also signing in the capacity of the Principal Accounting and Financial Officer.