Form 10-Q
period 2016-03-31
CEL SCI CORP
filed 2016-05-10
CIK 725363

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________.

Commission File Number 001-11889

CEL-SCI CORPORATION

Colorado	84-0916344
State or other jurisdictionincorporation	(IRS) Employer Identification Number

8229 Boone Boulevard, Suite 802
Vienna, Virginia  22182
Address of principal executive offices

(703)  506-9460
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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class of Stock	No. Shares Outstanding	Date
Common	134,921,312	May 2, 2016

CEL-SCI CORPORATION
BALANCE SHEETS
(UNAUDITED)

	MARCH 31,	SEPTEMBER 30,
ASSETS	2016	2015

CURRENT ASSETS:
Cash and cash equivalents	$6,052,090	$5,726,682
Receivables	654,827	87,214
Prepaid expenses	822,988	979,655
Deposits - current portion	150,000	150,000
Inventory used for R&D and manufacturing	1,295,308	1,401,839
Deferred rent - current portion	458,877	487,793

Total current assets	9,434,090	8,833,183

RESEARCH AND OFFICE EQUIPMENT, net	266,586	307,466

PATENT COSTS, net	273,189	291,564

DEFERRED RENT - net of current portion	3,724,054	4,044,473

DEPOSITS	1,820,917	1,970,917

TOTAL ASSETS	$15,518,836	$15,447,603

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$3,769,912	$5,128,682
Accrued expenses	979,519	88,575
Due to employees	330,549	365,131
Related party loan	-	1,104,057
Deferred rent - current portion	5,923	9,997
Lease obligation - current portion	4,583	9,028

Total current liabilities	5,090,486	6,705,470

Derivative instruments	13,218,128	13,686,587
Deferred revenue	126,501	126,639
Deferred rent - net of current portion	17,276	9,026
Deposits held	5,000	5,000

Total liabilities	18,457,391	20,532,722

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT

Preferred stock, $.01 par value--200,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized, 134,876,033 shares and 112,360,568 shares issued and outstanding at March 31, 2016 and September 30, 2015, respectively	1,348,760	1,123,606
Additional paid-in capital	276,417,206	267,992,754
Accumulated deficit	(280,704,521)	(274,201,479)

Total stockholders' deficit	(2,938,555)	(5,085,119)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$15,518,836	$15,447,603

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2016 and 2015
(UNAUDITED)

	2016	2015

GRANT INCOME AND OTHER	$53,751	$334,458

OPERATING EXPENSES:
Research and development	9,798,089	9,974,409
General & administrative	2,312,397	8,115,133

Total operating expenses	12,110,486	18,089,542

OPERATING LOSS	(12,056,735)	(17,755,084)

GAIN (LOSS) ON DERIVATIVE INSTRUMENTS	5,529,230	(2,619,826)

INTEREST INCOME (EXPENSE), NET	24,463	(26,644)

NET LOSS	$(6,503,042)	$(20,401,554)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.06)	$(0.27)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	114,070,776	74,540,112

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2016 and 2015
(UNAUDITED)

	2016	2015

GRANT AND OTHER INCOME	$32,775	$197,620

OPERATING EXPENSES:
Research and development	4,628,582	5,076,429
General & administrative	1,677,796	2,880,534

Total operating expenses	6,306,378	7,956,963

OPERATING LOSS	(6,273,603)	(7,759,343)

LOSS ON DERIVATIVE INSTRUMENTS	(2,593,730)	(4,782,796)

INTEREST INCOME (EXPENSE), NET	22,478	(14,097)

NET LOSS	$(8,844,855)	$(12,556,236)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.07)	$(0.17)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	118,420,327	75,847,869

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2016 and 2015
(UNAUDITED)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,503,042)	$(20,401,554)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80,784	112,518
Issuance of common stock and options for services	472,061	300,129
Equity based compensation	845,100	3,951,854
Common stock contributed to 401(k) plan	82,146	80,647
Loss on retired equipment	115	313
(Gain) loss on derivative instruments	(5,529,230)	2,619,826
(Increase)/decrease in assets:
Receivables	62,080	44,388
Deferred rent	349,335	374,364
Prepaid expenses	211,360	120,986
Inventory used for R&D and manufacturing	106,531	(115,485)
Deposits	150,000	150,000
Increase/(decrease) in liabilities:
Accounts payable	(1,659,395)	542,834
Accrued expenses	559,944	(48,006)
Due to employees	(34,582)	27,897
Deferred rent liability	4,176	(3,316)
Deferred revenue	(138)	48

Net cash used in operating activities	(10,802,755)	(12,242,557)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(21,644)	(56,616)
Expenditure for patent costs	-	(1,858)
Net cash used in investing activities	(21,644)	(58,474)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	12,258,287	6,405,932
Payments on related party loan	(1,104,057)	-
Payments on obligations under capital lease	(4,423)	(4,162)

Net cash provided by financing activities	11,149,807	6,401,770

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	325,408	(5,899,261)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,726,682	8,513,620

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,052,090	$2,614,359

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2016 and 2015
(UNAUDITED)

	2016	2015

ACCOUNTS PAYABLE
Increase in receivables	$298,693	$-
(Decrease) in research and office equipment	-	(2,345)
Increase in patent costs	-	2,257
Decrease in capital lease obligation	22	21
Increase in direct financing costs	1,910	-
(Increase) decrease in accounts payable	(300,625)	67
	$-	$-

ACCRUED EXPENSES
Increase in receivables	$331,000	$-
(Increase) in accrued expenses	(331,000)	-
	$-	$-

ADDITIONAL PAID-IN CAPITAL
(Increase) in derivative liabilities	$(5,060,771)	$(460,737)
Decrease in common stock	-	1,000
Increase in prepaid services	54,693	23,385
Decrease in additional paid-in capital	5,006,078	436,352
	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Cash paid for interest expense	$43,576	$83,308

See notes to financial statements.

CEL-SCI CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2016 AND 2015 (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company’s financial position as of March 31, 2016 and the results of its operations for the six and three months then ended.  The condensed balance sheet as of September 30, 2015 is derived from the September 30, 2015 audited financial statements.  Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements.  The results of operations for the six and three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the entire year.

Summary of Significant Accounting Policies:

Research and Office Equipment and Leasehold Improvements - Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years.  Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease.  Repairs and maintenance which do not extend the life of the asset are expensed when incurred. Research and office equipment are reviewed on a quarterly basis to determine if any of the assets are impaired.

Patents - Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years).  In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made in the period identified.  An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from its disposition, is less than the carrying value of the asset.  The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value.

Research and Development Costs - Research and development costs are expensed as incurred.

Income Taxes - The Company uses the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.  A full valuation allowance was recorded against the deferred tax assets as of March 31, 2016 and September 30, 2015.

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

Deferred Rent (Asset) –Consideration paid, including deposits, related to operating leases is recorded as a deferred rent asset and amortized as rent expense over the lease term. Interest on deferred rent is calculated at 3% on the funds deposited on the manufacturing facility and is included in deferred rent. This interest income will be used to offset future rent.

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

The Company’s stock options are not transferable, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price.  The Company has based its assumption for stock price volatility on the variance of daily closing prices of the Company’s common stock.  The risk-free interest rate assumption was based on the U.S. Treasury rate at date of the grant with term equal to the expected life of the option. Historical data was used to estimate option exercise and employee termination within the valuation model.  The expected term of options represents the period of time that options granted are expected to be outstanding and has been determined based on an analysis of historical exercise behavior. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense for new awards may differ materially in the future from that recorded in the current period.

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

Reclassification – Certain prior year items have been reclassified to conform to the current year presentation.  Such reclassifications include approximately $145,000 between related party notes payable and additional paid-in capital to reflect the modification of the note payable to the de Clara Trust in July 2015, which was accounted for as an extinguishment.

B.           NEW ACCOUNTING PRONOUNCEMENTS

In January 2016, the FASB issued Accounting Standards Update (ASU) No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The new guidance is intended to improve the recognition and measurement of financial instruments.   The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted for specific provisions within the guidance.  Management does not expect the new standard to have a material effect on its financial statements and related disclosures.

In February 2016, the FASB issued ASU 2016-02, Leases, which will require most leases (with the exception of leases with terms of less than one year) to be recognized on the balance sheet as an asset and a lease liability. Leases will be classified as an operating lease or a financing lease. Operating leases are expensed using the straight-line method whereas financing leases will be treated similarly to a capital lease under the current standard. The new standard will be effective for annual and interim periods, within those fiscal years, beginning after December 15, 2018, but early adoption is permitted. The new standard must be presented using the modified retrospective method beginning with the earliest comparative period presented. The Company is currently evaluating the effect of the new standard on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.  ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows.  The new standard will be effective for annual and interim periods, within those fiscal years, beginning after December 15, 2016 but early adoption is permitted. The Company is currently evaluating the effect of the new amendment on its financial statements and related disclosures.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

C.           STOCKHOLDERS’ EQUITY

Stock options, stock bonuses and compensation granted by the Company as of March 31, 2016 are as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Options Plans	1,960,000	1,685,966	N/A	11,334
Non-Qualified Stock Option Plans	7,680,000	6,010,721	N/A	1,057,861
Stock Bonus Plans	3,594,000	N/A	2,412,153	1,181,020
Stock Compensation Plan	3,350,000	N/A	1,647,777	1,669,172
Incentive Stock Bonus Plan	16,000,000	N/A	15,600,000	400,000

Stock options, stock bonuses and compensation granted by the Company as of September 30, 2015 are as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	1,960,000	1,690,665	N/A	6,635
Non-Qualified Stock Option Plans	7,680,000	5,849,103	N/A	1,219,479
Bonus Plans	3,594,000	N/A	1,643,714	1,949,459
Stock Compensation Plan	3,350,000	N/A	1,423,999	1,892,950
Incentive Stock Bonus Plan	16,000,000	N/A	15,600,000	400,000

Stock option activity:

	Six Months Ended March 31,
	2016	2015
Granted	210,000	2,000
Forfeited	50,998	109,416

	Three Months Ended March 31,
	2016	2015
Granted	60,000	1,000
Forfeited	28,032	11,916

No shares of restricted stock were forfeited from the Incentive Stock Bonus Plan during the six and three months ended March 31, 2016.  During the six and three months ended March 31, 2015, 100,000 shares of non-vested restricted stock were forfeited.

Stock-Based Compensation Expense

	Six Months Ended March 31,
	2016	2015
Employees	$845,100	$3,951,854
Non-employees	$472,061	$300,129

	Three months Ended March 31,
	2016	2015
Employees	$417,190	$892,063
Non-employees	$142,866	$110,985

Employee compensation expense includes the expense related to options issued or vested and restricted stock.  Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of their service contract.

Derivative Liabilities, Warrants and Other Options

The following chart presents the derivative liabilities, warrants and other options outstanding during the quarter ended March 31, 2016:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrant	Exercise Price	Expiration Date	Refer-ence

Series R	12/6/12	2,625,000	$4.00	12/6/16	1
Series S	10/11/13 -10/24/14	25,928,010	$1.25	10/11/18	1
Series U	4/17/14	445,514	$1.75	10/17/17	1
Series V	5/28/15	20,253,164	$0.79	5/28/20	1
Series W	10/28/15	17,223,248	$0.67	10/28/20	1
Series X	1/13/16	3,000,000	$0.37	1/13/21	2
Series Y	2/15/16	650,000	$0.48	2/15/19	2
Series N	8/18/08	2,844,627	$0.53	8/18/17
Series P	2/10/12	590,001	$4.50	3/6/17
Consultants	12/2/11- 1/1/16	440,000	$0.37- $3.50	10/27/16- 12/31/18	3

The following chart presents the derivative liabilities, warrants and other options outstanding at September 30, 2015:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrants	Exercise Price	Expiration Date	Refer-ence

Series N	8/18/08	2,844,627	0.53	8/18/17
Series Q	6/21/12	1,200,000	5.00	12/22/15	1
Series R	12/6/12	2,625,000	4.00	12/6/16	1
Series S	10/11/13- 10/24/14	25,928,010	1.25	10/11/18	1
Series U	4/17/14	445,514	1.75	10/17/17	1
Series V	5/28/15	20,253,164	0.79	5/28/20	1
Series P	2/10/12	590,001	4.50	3/6/17
Consultants	10/14/05 – 7/1/15	238,000	0.66 – 20.00	10/14/15 - 6/30/18	3

1.	Derivative Liabilities

The table below presents the derivative instruments and their respective balances at the balance sheet dates:

	March 31, 2016	September 30, 2015
Series S warrants	$4,215,894	$7,363,555
Series U warrants	17,821	44,551
Series V warrants	4,455,696	6,278,481
Series W warrants	4,528,717	-

Total derivative liabilities	$13,218,128	$13,686,587

The gains and (losses) on the derivative instrument are as follows:

	Six Months Ended March 31,
	2016	2015
Series A through E warrants	$-	$6,105
Series R warrants	-	26,250
Series S warrants	3,147,660	(2,638,874)
Series U warrants	26,731	(13,307)
Series V warrants	1,822,785	-
Series W warrants	532,054	-

Gain (loss) on derivative instruments	$5,529,230	$(2,619,826)

	Three Months Ended March 31,
	2016	2015
Series R warrants	$-	$(105,000)
Series S warrants	321,507	(4,589,257)
Series U warrants	(4,455)	(88,539)
Series V warrants	(1,417,721)	-
Series W warrants	(1,493,061)	-

(Loss) on derivative instruments	$(2,593,730)	$(4,782,796)

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

In January 2016, the Company sold 3,000,000 shares of its common stock and 3,000,000 Series X warrants to the de Clara Trust for $1,110,000.  The de Clara Trust is controlled by Geert Kersten, the Company's Chief Executive Officer and a director.  Each Series X  warrant allows the de Clara Trust to purchase one share of the Company's common  stock at a price of $0.37 per share at any time on or before January 13, 2021.  The Series  X warrants qualify for equity treatment in accordance with ASC 815.  The relative fair value of the warrants was calculated to be $416,871 and was recorded as a debit and a credit to additional paid-in capital.

In February 2016, the Company sold 1,300,000 shares of its common stock and 650,000 Series Y warrants to a private investor for $624,000.  Each Series Y warrant allows the holder to purchase one share of the Company's common stock at a price of $0.48 per share at any time on or before February 15, 2019.  The Series Y warrants qualify for equity treatment in accordance with ASC 815.  The relative fair value of the warrants was calculated to be $126,361 and was recorded as a debit and a credit to additional paid-in capital.

3.	Options and shares issued to consultants

The Company typically enters into consulting arrangements in exchange for restricted stock or stock options. During the six and three months ended March 31, 2016, the Company issued 803,778 and 361,286 shares of common stock, respectively, of which 580,000 and 240,000 were restricted shares.  Under these arrangements, the common stock was issued with stock prices ranging between $0.37 and $0.71 per share.  During the six and three months ended March 31, 2015, the Company issued 423,984 and 127,492 shares of common stock, respectively, of which 69,000 and 25,000 were restricted shares.  Under these arrangements, the common stock was issued with stock prices ranging between $0.57 and $1.11 per share.

Additionally, during the six and three months ended March 31, 2016, the Company issued 210,000 and 60,000 options, respectively, to purchase common stock with a fair value ranging between $0.19 and $0.30 per share.  During the six and three months ended March 31, 2015, the Company issued 40,000 options to purchase common stock with a fair value of $0.50 per share.  The aggregate values of the issuances of restricted common stock and common stock options are recorded as prepaid expenses and are charged to general and administrative expenses over the periods of service.

During the six and three months ended March 31, 2016, the Company recorded total expense of $472,061 and $142,866, respectively, relating to these consulting agreements. During the six and three months ended March 31, 2015, the Company recorded total expense of $300,129 and $110,986, respectively, relating to these consulting agreements.  At March 31, 2016 and September 30, 2015, $85,022 and $30,329, respectively, are included in prepaid expenses. As of March 31, 2016, 440,000 options issued to consultants as payment for services remained outstanding, all of which were issued from the Non-Qualified Stock Option plans.

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

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at March 31, 2016:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$4,215,895	$-	$9,002,233	$13,218,128

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

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the six months ended March 31, 2016 and the year ended September 30, 2015:

	(6 months ended)	(12 months ended)
	March 31, 2016	September 30, 2015
Beginning balance	$6,323,032	$307,894
Issuances	5,060,771	8,003,220
Realized and unrealized gains	(2,381,570)	(1,988,082)
Ending balance	$9,002,233	$6,323,032

The fair values of the Company’s derivative instruments disclosed above under Level 3 are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock, as well as U.S. Treasury Bill rates, are observable in active markets.

E.           RELATED PARTY LOAN

On January 12, 2016, the Company owed the de Clara Trust $1,105,989, which amount included accrued and unpaid interest.  On January 13, 2016, the de Clara Trust demanded payment on the note payable.  At the same time the Company sold 3,000,000 shares of its common stock and 3,000,000 Series X warrants to the de Clara Trust for $1,110,000.   Each  warrant  allows the de Clara Trust to purchase one share of the Company's  common  stock at a price of $0.37 per share at any time on or before January 13, 2021.

Prior to the repayment, on June 29, 2015, the Company had extended the maturity date of the note to July 6, 2017, lowered the interest rate from 15% to 9% and changed the conversion price from $4.00 to $0.59, the closing stock price on the previous trading day.  The Company determined these modifications to be substantive and accounted for the modification as an extinguishment of the pre-modification note and issuance of the post-modification note.  The Company recorded an extinguishment loss and a premium on the note payable of $165,943.  The premium was credited to additional paid-in capital.

During the six and three months ended March 31, 2016, the Company paid $43,334 and $10,213, respectively, in interest expense to Mr. de Clara.  During the six and three months ended March 31, 2015, the Company paid $82,804 and $41,402, respectively, in interest expense to Mr. de Clara.

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

The Company is currently running a large multi-national Phase 3 clinical trial for head and neck cancer with its partners TEVA Pharmaceuticals and Orient Europharma.  During the six months ended March 31, 2016, the Company raised $12.3 million net proceeds from public and private sales of common stock and warrants.   To finance the study for the next twelve months and beyond, the Company plans to raise additional capital in the form of corporate partnerships, as well as debt and/or equity financings.  The Company believes that it will be able to obtain additional financing because it has done so consistently in the past and because Multikine is a product in the Phase 3 clinical trial stage. However, the operating plan may change as a result of many factors currently unknown to the Company, and the Company may need additional funds sooner than planned. There can be no assurance that the Company will be successful in raising additional funds on a timely basis or that the funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of money, it will either have to slow the development delay the Phase 3 clinical trial or even significantly curtail its operations until such time as it is able to raise the required funding.

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has spent approximately $29.4 million as of March 31, 2016 on direct costs for the Phase 3 clinical trial.

The financial statements have been prepared assuming that the Company will continue as a going concern, but due to recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

G.           COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In March 2013, the Company entered into an agreement with Aptiv Solutions to provide certain clinical research services in accordance with a master service agreement.  The Company will reimburse Aptiv for costs incurred.  The agreement required the Company to make $600,000 in advanced payments which are being credited back in $150,000 annual increments through December 2017.  As of March 31, 2016, the total balance advanced is $300,000, of which $150,000 is classified as a current asset.

In April 2013, the Company entered into a co-development and revenue sharing agreement with Ergomed.  Under the agreement, Ergomed will contribute up to $10 million towards the study in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount.  In October 2015 the Company entered into a second co-development and revenue sharing agreement with Ergomed for an additional $2 million, for a total of $12 million.  The Company accounted for the co-development and revenue sharing agreement in accordance with ASC 808 “Collaborative Arrangements”.  The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.” Therefore, the Company will record the discount on the clinical services as a credit to research and development expense on its Statements of Operations.  Since the Company entered into the co-development and revenue sharing agreement with Ergomed, it has incurred research and development expenses of approximately $15.7 million related to Ergomed’s services.  This amount is net of Ergomed’s discount of approximately $5.3 million. During the six and three months ended March 31, 2016, the Company recorded, net of Ergomed’s discount, approximately $3.8 million and $1.8 million, respectively, as research and development expense related to Ergomed’s services.  During the six and three months ended March 31, 2015, the Company recorded, net of Ergomed’s discount, approximately $3.2 million and $1.6 million, respectively, as research and development expense related to Ergomed’s services.

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

On October 31, 2013, the Company commenced arbitration proceedings against inVentiv Health Clinical, LLC, or inVentiv, the Company’s former clinical research organization (CRO).  The arbitration claim, initiated under the Commercial Rules of the American Arbitration Association, alleges (i) breach of contract, (ii) fraud in the inducement, and (iii) common law fraud.  Currently, the Company is seeking at least $50 million in damages in its amended statement of claim.  Based upon further analysis, however, the Company believes that its damages (direct and consequential) presently total over $150 million.

On December 12, 2013, the former CRO filed a counterclaim, alleging breach of contract on the part of CEL-SCI and seeking at least $2,000,000 in damages.  On December 20, 2013, the former CRO moved to dismiss certain claims.  On June 24, 2014, the arbitrator denied the motion to dismiss.

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

In October 2015, CEL-SCI signed a funding agreement with a company established by Lake Whillans Litigation Finance, LLC, a firm specializing in funding litigation expenses.  Pursuant to the agreement, an affiliate of Lake Whillans will provide CEL-SCI with up to $5,000,000 in funding for litigation expenses to support its $50,000,000 arbitration claims against inVentiv. The funding will be available to CEL-SCI if and when needed to fund the expenses of the ongoing arbitration and will only be repaid when CEL-SCI receives proceeds from the arbitration.   Invoices received by CEL-SCI are recorded as a debit to legal expense and a credit to accounts payable.  When the invoice is settled and Lake Whillans has made the payment to the Company’s law firm, the Company’s liability is released and is removed from the balance sheet through a credit to the gain on derecognition of legal fees, which is netted against legal fees.  At March 31, 2016, $629,693 in legal fees were included in current liabilities because they had not yet been settled.  These fees are expected to be paid by Lake Whillans and therefore, the Company has also recorded a receivable for the same amount.  Excluding these fees, Lake Whillans has paid $2,624,109 in legal fees on behalf of the Company.  As of March 31, 2016, the Company has recognized a gain of $3,253,802 on the derecognition of legal fees, which has been netted against legal fees and is recorded as a reduction of general and administration expenses on the Statement of Operations. As of March 31, 2016, Lake Whillans has committed to fund $2,375,892 in future legal fees.   As part of the agreement with Lake Whillans, the law firm agreed to cap their fees and expenses for the arbitration at $5,000,000.

The arbitration hearing on the merits (the “trial”) is expected to commence in the summer of 2016.

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

The Company was required to deposit the equivalent of one year of base rent in accordance with the contract.  When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company.  The $1,670,917 deposit is included in non-current assets at March 31, 2016 and September 30, 2015.

The Company subleases a portion of its rental space on a month to month term lease, which requires a 30 day notice for termination. Effective February 1, 2016, the parties agreed to a 3% rental increase.  As of that date, the Company receives $5,628 per month in rent for the subleased space.

The Company leases its research and development laboratory under a 60 month lease which expires February 28, 2017.  The operating lease includes escalating rental payments.  The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate of $11,360 per month.  As of March 31, 2016 and September 30, 2015, the Company has recorded a deferred rent liability of $5,354 and $6,484, respectively.

The Company leases office headquarters under a 60 month lease which expires June 30, 2020. The operating lease includes escalating rental payments.  The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate $8,134 per month.  As of March 31, 2016 and September 30, 2015, the Company has recorded a deferred rent liability of $17,845 and $12,539, respectively.

The Company leased office equipment under a capital lease arrangement.  The term of the capital lease is 48 months and expires on September 30, 2016.  The monthly lease payment is $1,025.  The lease bears interest at approximately 6% per annum.

H.           PATENTS

During the six and three months ended March 31, 2016 and 2015, no patent impairment charges were recorded.  For the six and three months ended March 31, 2016, amortization of patent costs totaled $18,375 and $9,136, respectively.  For the six and three months ended March 31, 2015, amortization of patent costs totaled $19,803 and $10,690, respectively. Amortization of patent costs is included in general and administrative expenses on the Statement of Operations.  The Company estimates that future amortization expense will be as follows:

Six months ending September 30, 2016	$18,172
Year ending September 30,
2017	36,547
2018	36,213
2019	34,510
2020	31,317
2021	28,017
Thereafter	88,413
Total	$273,189

I.           LOSS PER COMMON SHARE

The following tables provide the details of the basic and diluted loss per-share (LPS) computations:

	Six Months Ended March 31,
	2016	2015

Net Loss	$(6,503,042)	$(20,401,554)
Weighted Average Shares	114,070,776	74,540,112
Basic and Diluted LPS	$(0.06)	$(0.27)

	Three Months Ended March 31,
	2016	2015

Net Loss	$(8,844,855)	$(12,556,236)
Weighted Average Shares	118,420,327	75,847,869
Basic and Diluted LPS	$(0.07)	$(0.17)

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net earnings (loss) per share excludes the following securities because their inclusion would have been anti-dilutive as of March 31:

	2016	2015

Options and Warrants	78,710,846	38,777,508
Convertible Debt	-	276,014
Unvested Restricted Stock	15,100,000	15,600,000
Total	93,810,846	54,653,522

J.   SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were filed and determined there are no subsequent events that require disclosure.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL    CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company’s lead investigational therapy, Multikine® (Leukocyte Interleukin, Injection), is currently being tested in a Phase 3 clinical trial in advanced primary head and neck cancer. Multikine has been cleared by the regulators in twenty four countries around the world, including the United States.  Multikine is also being used in a Phase I study at the Naval Medical Center, San Diego under a CRADA with the U.S. Navy in HIV/HPV co-infected men and women with peri-anal warts.

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

Capital raised by the Company has been expended primarily for patent applications, debt repayment, research and development, administrative costs, and the construction of the Company’s laboratory facilities.  The Company does not anticipate realizing significant revenues until it enters into licensing arrangements regarding its technology and know-how or until it receives regulatory approval to sell its products (which could take a number of years).  As a result, the Company has been dependent upon the proceeds from the sale of its securities to meet all of its liquidity and capital requirements and anticipates having to do so in the future.

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

The Company estimates the total remaining cash cost of the Phase 3 trial, with the exception of the parts that will be paid by its licensees, Teva Pharmaceuticals and Orient Europharma, to be approximately $17.2 million.  This is in addition to approximately $29.4 million which has been paid as of March 31, 2016.  This estimate is based on the information currently available in the Company’s contracts with the Clinical Research Organizations responsible for managing the Phase 3 trial.  This number can be affected by the speed of enrollment, rate of death of patients, foreign currency exchange rates and many other factors, some of which cannot be foreseen today.  It is therefore possible that the cost of the Phase 3 trial will be higher than currently estimated.  The trial costs will also increase should the Company need to enroll additional patients to replace patients enrolled by inVentiv, its former clinical research organization, since the data from certain patients enrolled by inVentiv may not be usable, or for other reasons.  If additional patients need to be enrolled, the timelines for the trial will also be affected.

In April 2013, the Company announced that it had replaced the CRO running its Phase 3 clinical trial. This was necessary since the patient enrollment in the study dropped off substantially following a takeover of the CRO which caused most of the members of the CRO’s study team to leave the CRO.  The Company announced that it had hired two CRO’s who will manage the global Phase 3 study; Aptiv Solutions and Ergomed, which are both international leaders in managing oncology trials. Both CRO’s helped the Company expand the trial to over 80 clinical sites globally. As of April 30, 2016, the study has enrolled 797 patients.

Under a co-development agreement, Ergomed will contribute up to $12 million towards the study where it will perform clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount, only from sales for head and neck cancer.  Ergomed, a privately-held firm headquartered in Europe with global operations, has entered into numerous similar co-development agreements, including one with Genzyme (purchased by Sanofi in 2011 for over $20 billion).  Ergomed will be responsible for the new patient enrollment.

During the six months ended March 31, 2016, the Company’s cash increased by approximately $325,000.  Significant components of this increase include net proceeds from the sale of the Company’s stock of approximately $12,258,000 offset by net cash used to fund the Company’s regular operations, including its on-going Phase 3 clinical trial, of approximately $10,803,000, the $1,104,000 repayment of the related party loan, purchases of equipment of approximately $22,000 and payments on capital leases of approximately $4,000.  During the six months ended March 31, 2015, the Company’s cash decreased by approximately $5,899,000.  Significant components of this decrease include net cash used to fund the Company’s regular operations, including its on-going Phase 3 clinical trial, of approximately $12,243,000, purchases of equipment of approximately $57,000, patent expenditures of approximately $2,000 and payments on capital leases of approximately $4,000 offset by net proceeds from the sale of the Company’s stock of approximately $6,406,000.

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

In January 2016, the Company sold 3,000,000 shares of its common stock and 3,000,000 Series X Warrants to the de Clara Trust for $1,110,000.  Each Series X Warrant  allows the de Clara Trust to purchase one share of the Company's common  stock at a price of $0.37 per share at any time on or before January 13, 2021.

In February 2016, the Company sold 1,300,000 shares of its common stock and 650,000 Series Y Warrants to a private investor for $624,000.  Each Series Y Warrant allows the holder to purchase one share of the Company's common stock at a price of $0.48 per share at any time on or before February 15, 2019.

Results of Operations and Financial Condition

During the six and three months ended March 31, 2016, grant and other income decreased by approximately $281,000 and $165,000, respectively, compared to the six and three months ended March 31, 2015.  The decrease is primarily due to the timing of study drug shipments to supply the Company’s partner in Taiwan and the grant income received through the Company’s Small Business Innovation Research (SBIR) grant during the quarter ended March 31, 2015.

During the six and three months ended March 31, 2016, research and development expenses remained relatively consistent and decreased by approximately $176,000 and $448,000, respectively, compared to the six and three months ended March 31, 2015.  The Company is continuing the Phase 3 clinical trial and research and development fluctuates based on the activity level of the clinical trial.

During the six and three months ended March 31, 2016, general and administrative expenses decreased by approximately $5,803,000 and $1,203,000 compared to the six and three months ended March 31, 2015. A major component of the decrease is the  approximate $3,254,000 gain on the derecognition of legal fees recognized pursuant to an agreement entered into in  October 2015 with a firm specializing in funding litigation expenses, of which approximately $958,000 was recorded in the three months ended March 31, 2016.  Additionally, during the six months and three months ended March 31, 2016, employee compensation costs relating to the issuance of shareholder approved shares of restricted stock released upon meeting predetermined milestones decreased by approximately $2,726,000 and $280,000, respectively.  Net other general and administrative expenses remained consistent, with a net increase of approximately $177,000 and $35,000, respectively, over the comparative six and three month periods.

The gain on derivative instruments of approximately $5,529,000 for the six months ended March 31, 2016 and the loss on derivative instruments of approximately $2,594,000 for the three months ended March 31, 2016 were the results of the change in fair value of the derivative liabilities during the respective periods.  The loss on derivative instruments of approximately $2,620,000 and $4,783,000 for the six and three months ended March 31, 2015 was the result of the change in fair value of the derivative liabilities during the period.  These changes were caused by fluctuations in the share price of the Company’s common stock.

Net interest income was approximately $24,000 and $22,000 for the six and three months ended March 31, 2016, which consisted of interest expense on the loan from the Company’s president of approximately $29,000 and $4,000, respectively, offset by interest income of approximately $53,000 and $26,000, respectively, earned on the Company’s cash balances. Net interest expense was approximately $27,000 and $14,000 for the six and three months ended March 31, 2015, which consisted of $84,000 and $42,000, respectively, of interest expense on the loan from the Company’s president, offset by approximately $57,000 and $28,000, respectively, of interest income earned on the Company’s cash balances.

Research and Development Expenses

The Company’s research and development efforts involve Multikine and LEAPS.  The table below shows the research and development expenses associated with each project.

	Six months ended March 31,			Three months ended March 31,
	2016	2015		2016	2015

MULTIKINE	$9,601,627	$9,732,470	(a)	$4,527,201	$4,930,809	(a)
LEAPS	196,462	241,939		101,381	145,620

TOTAL	$9,798,089	$9,974,409		$4,628,582	$5,076,429

(a)
The above Multikine expense amounts include depreciation relating to research and development equipment, which in prior years was included as a separate line item on the Statement of Operations.  For the six and three months ended March 31, 2015,  depreciation expense totaling $84,044, and $40,885, respectively, were reclassified to Multikine research and development expenses to be consistent with the current year presentation.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company has a loan from its president that bears interest at 9%.  This loan was paid on January 12, 2016.  The Company does not believe that it has any significant exposures to market risk.

Item 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2016.  The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.  The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Chief Executive and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the first six months of fiscal year 2016.  There was no change in the Company’s internal control over financial reporting during the six months ended March 31, 2016.

PART II

Item 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Restricted Stock

During the six months ended March 31, 2016 the Company issued 580,000 restricted shares of common stock to consultants for investor relations services from the Stock Bonus Plans.

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

CEL-SCI CORPORATION

Date: May 10, 2016	By:	/s/ Geert Kersten
Geert Kersten, Principal Executive Officer*

*  Also signing in the capacity of the Principal Accounting and Financial Officer.