Form 10-Q
period 2016-06-30
CEL SCI CORP
filed 2016-08-09
CIK 725363

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016
OR

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes ☐                                                                 No ☒

Class of Stock	No. Shares Outstanding	Date
Common	145,349,718	August 1, 2016

CEL-SCI CORPORATION
BALANCE SHEETS
(UNAUDITED)

	JUNE 30,	SEPTEMBER 30,
ASSETS	2016	2015

CURRENT ASSETS:
Cash and cash equivalents	$5,218,960	$5,726,682
Receivables	790,658	87,214
Prepaid expenses	713,549	979,655
Deposits - current portion	150,000	150,000
Inventory used for R&D and manufacturing	1,259,458	1,401,839
Deferred rent - current portion	444,349	487,793

Total current assets	8,576,974	8,833,183

RESEARCH AND OFFICE EQUIPMENT, net	250,552	307,466

PATENT COSTS, net	266,493	291,564

DEFERRED RENT - net of current portion	3,565,684	4,044,473

DEPOSITS	1,820,917	1,970,917

TOTAL ASSETS	$14,480,620	$15,447,603

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$4,437,389	$5,128,682
Accrued expenses	520,973	88,575
Due to employees	316,804	365,131
Related party loan	-	1,104,057
Deferred rent - current portion	4,037	9,997
Lease obligation - current portion	2,309	9,028

Total current liabilities	5,281,512	6,705,470

Derivative instruments	12,823,052	13,686,587
Deferred revenue	126,501	126,639
Deferred rent - net of current portion	18,378	9,026
Deposits held	5,000	5,000

Total liabilities	18,254,443	20,532,722

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value--200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized,
145,146,097 shares and 112,360,568 shares issued and outstanding
at June 30, 2016 and September 30, 2015, respectively	1,451,461	1,123,606
Additional paid-in capital	279,328,561	267,992,754
Accumulated deficit	(284,553,845)	(274,201,479)

Total stockholders' deficit	(3,773,823)	(5,085,119)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$14,480,620	$15,447,603

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2016 and 2015
(UNAUDITED)

	2016	2015

GRANT INCOME AND OTHER	$183,726	$723,681

OPERATING EXPENSES:
Research and development	14,636,197	15,701,986
General & administrative	3,987,011	10,978,254

Total operating expenses	18,623,208	26,680,240

OPERATING LOSS	(18,439,482)	(25,956,559)

GAIN ON DERIVATIVE INSTRUMENTS	8,037,974	1,808,954

LOSS ON DEBT EXTINGUISHMENT	-	(641,276)

INTEREST INCOME (EXPENSE), NET	49,142	(41,810)

NET LOSS	$(10,352,366)	$(24,830,691)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.09)	$(0.32)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC AND DILUTED	117,412,443	77,625,511

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2016 and 2015
(UNAUDITED)

	2016	2015

GRANT AND OTHER INCOME	$129,975	$389,223

OPERATING EXPENSES:
Research and development	4,838,108	5,727,577
General & administrative	1,674,614	2,863,121

Total operating expenses	6,512,722	8,590,698

OPERATING LOSS	(6,382,747)	(8,201,475)

GAIN ON DERIVATIVE INSTRUMENTS	2,508,744	4,428,780

LOSS ON DEBT EXTINGUISHMENT	-	(641,276)

INTEREST INCOME (EXPENSE), NET	24,679	(15,166)

NET LOSS	$(3,849,324)	$(4,429,137)

NET LOSS PER COMMON SHARE
BASIC	$(0.03)	$(0.05)

DILUTED	$(0.03)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC	124,132,500	83,796,311

DILUTED	124,132,500	85,134,107

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2016 and 2015
(UNAUDITED)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,352,366)	$(24,830,691)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	118,272	163,431
Issuance of common stock and options for services	618,890	437,729
Equity based compensation	1,263,662	4,570,999
Common stock contributed to 401(k) plan	120,693	123,066
Loss on retired equipment	115	313
Gain on derivative instruments	(8,037,974)	(1,808,954)
Loss on debt extinguishment	-	641,276
(Increase)/decrease in assets:
Receivables	5,854	(76,672)
Deferred rent	522,233	559,828
Prepaid expenses	267,742	(283,864)
Inventory used for R&D and manufacturing	142,381	36,513
Deposits	150,000	150,000
Increase/(decrease) in liabilities:
Accounts payable	(1,079,423)	1,856,635
Accrued expenses	86,398	(117,207)
Due to employees	(48,327)	95,214
Deferred rent liability	3,392	(5,795)
Deferred revenue	(138)	(1,591)

Net cash used in operating activities	(16,218,596)	(18,489,770)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(31,405)	(56,616)
Expenditure for patent costs	(5,008)	(9,422)
Net cash used in investing activities	(36,413)	(66,038)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	16,858,029	21,278,905
Payment on related party loan	(1,104,057)	-
Payments on obligations under capital lease	(6,685)	(6,290)

Net cash provided by financing activities	15,747,287	21,272,615

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(507,722)	2,716,807

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	5,726,682	8,513,620

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,218,960	$11,230,427

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2016 and 2015
(UNAUDITED)

SUPPLEMENTAL DISCLOSURE OF NON-CASH CHANGES
	2016	2015

ACCOUNTS PAYABLE
Increase in receivables	$363,298	$-
Increase in research and office equipment	-	12,625
(Decrease) in patent costs	(12)	(975)
Decrease in capital lease obligation	34	32
Increase in direct financing costs	24,810	128,630
(Increase) in accounts payable	(388,130)	(140,312)
	$-	$-

ACCRUED EXPENSES
Increase in receivables	$346,000	$-
(Increase) in accrued expenses	(346,000)	-
	$-	$-

ADDITIONAL PAID-IN CAPITAL
(Increase) in derivative liabilities	$(7,174,439)	$(8,463,957)
Decrease in common stock	-	1,000
Increase in prepaid services	1,636	20,464
Decrease in additional paid-in capital	7,172,803	8,442,493
	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS
INFORMATION:
Cash paid for interest expense	$43,646	$124,914

See notes to financial statements.

CEL-SCI CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2016 AND 2015 (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company’s financial position as of June 30, 2016 and the results of its operations for the nine and three months then ended. The condensed balance sheet as of September 30, 2015 is derived from the September 30, 2015 audited financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the nine and three months ended June 30, 2016 are not necessarily indicative of the results to be expected for the entire year.

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

Income Taxes - The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.  A full valuation allowance was recorded against the deferred tax assets as of June 30, 2016 and September 30, 2015.

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

Equity instruments issued to non-employees are accounted for in accordance with ASC 505-50, “Equity-Based Payments to Non Employees.” Accordingly, compensation is recognized when goods or services are received and options issued are measured using the Black-Scholes valuation model. The Black-Scholes model requires various judgmental assumptions regarding the fair value of the equity instruments at the measurement date and the expected life of the options.

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

C.          STOCKHOLDERS’ EQUITY

Stock options, stock bonuses and compensation granted by the Company as of June 30, 2016 are as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Options Plans	1,960,000	1,685,966	N/A	11,334
Non-Qualified Stock Option Plans	7,680,000	6,005,721	N/A	1,062,861
Stock Bonus Plans	3,594,000	N/A	2,562,950	1,030,223
Stock Compensation Plan	3,350,000	N/A	1,767,047	1,549,905
Incentive Stock Bonus Plan	16,000,000	N/A	15,600,000	400,000

   Stock options, stock bonuses and compensation granted by the Company as of September 30, 2015 are as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	1,960,000	1,690,665	N/A	6,635
Non-Qualified Stock Option Plans	7,680,000	5,849,103	N/A	1,219,479
Bonus Plans	3,594,000	N/A	1,643,714	1,949,459
Stock Compensation Plan	3,350,000	N/A	1,423,999	1,892,950
Incentive Stock Bonus Plan	16,000,000	N/A	15,600,000	400,000

Stock option activity:

	Nine Months Ended June 30,
	2016	2015
Granted	210,000	803,700
Forfeited	55,998	137,249

	Three Months Ended June 30,
	2016	2015
Granted	0	801,700
Forfeited	5,000	27,833

No shares of restricted stock were forfeited from the Incentive Stock Bonus Plan during the nine and three months ended June 30, 2016. During the nine and three months ended June 30, 2015, 100,000 and 0 shares, respectively, of non-vested restricted stock were forfeited.

Stock-Based Compensation Expense

	Nine Months Ended June 30,
	2016	2015
Employees	$1,263,662	$4,570,999
Non-employees	$618,890	$437,729

	Three months Ended June 30,
	2016	2015
Employees	$418,562	$619,145
Non-employees	$146,830	$137,600

Employee compensation expense includes the expense related to options issued or vested and restricted stock. Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of their service contracts.

Derivative Liabilities, Warrants and Other Options

The following chart presents the derivative liabilities, warrants and other options outstanding during the quarter ended June 30, 2016:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrant	Exercise Price	Expiration Date	Refer-ence

Series R	12/6/12	2,625,000	$4.00	12/6/16	1
Series S	10/11/13 -10/24/14	25,928,010	$1.25	10/11/18	1
Series U	4/17/14	445,514	$1.75	10/17/17	1
Series V	5/28/15	20,253,164	$0.79	5/28/20	1
Series W	10/28/15	17,223,248	$0.67	10/28/20	1
Series Z	5/23/16	6,600,000	$0.55	11/23/21	1
Series ZZ	5/23/16	500,000	$0.55	5/18/21	1
Series X	1/13/16	3,000,000	$0.37	1/13/21	2
Series Y	2/15/16	650,000	$0.48	2/15/21	2
Series N	8/18/08	2,844,627	$0.53	8/18/17
Series P	2/10/12	590,001	$4.50	3/6/17
Consultants	12/2/11- 1/1/16	440,000	$0.37- $3.50	10/27/16- 12/31/18	3

The following chart presents the derivative liabilities, warrants and other options outstanding at September 30, 2015:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrants	Exercise Price	Expiration Date	Refer-ence

Series N	8/18/08	2,844,627	0.53	8/18/17
Series Q	6/21/12	1,200,000	5.00	12/22/15	1
Series R	12/6/12	2,625,000	4.00	12/6/16	1
Series S	10/11/13- 10/24/14	25,928,010	1.25	10/11/18	1
Series U	4/17/14	445,514	1.75	10/17/17	1
Series V	5/28/15	20,253,164	0.79	5/28/20	1
Series P	2/10/12	590,001	4.50	3/6/17
Consultants	10/14/05 – 7/1/15	238,000	0.66 – 20.00	10/14/15 - 6/30/18	3

1.
Derivative Liabilities

The table below presents the derivative instruments and their respective balances at the balance sheet dates:

	June 30, 2016	September 30, 2015
Series S warrants	$3,930,686	$7,363,555
Series U warrants	4,455	44,551
Series V warrants	3,443,038	6,278,481
Series W warrants	3,557,971	-
Series Z warrants	1,756,982	-
Series ZZ warrants	129,920	-

Total derivative liabilities	$12,823,052	$13,686,587

The gains on the derivative instruments are as follows:

	Nine Months Ended June 30,
	2016	2015
Series A through E warrants	$-	$6,105
Series H warrants	-	12,000
Series Q warrants	-	12,000
Series R warrants	-	131,250
Series S warrants	3,432,869	472,487
Series U warrants	40,096	74,352
Series V warrants	2,835,443	1,100,760
Series W warrants	1,502,800	-
Series Z warrants	210,848	-
Series ZZ warrants	15,918	-

Gain on derivative instruments	$8,037,974	$1,808,954

	Three Months Ended June 30,
	2016	2015
Series H warrants	$-	$12,000
Series Q warrants	-	12,000
Series R warrants	-	105,000
Series S warrants	285,208	3,111,361
Series U warrants	13,366	87,659
Series V warrants	1,012,658	1,100,760
Series W warrants	970,746
Series Z warrants	210,848	-
Series ZZ warrants	15,918	-

Gain on derivative instruments	$2,508,744	$4,428,780

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

Issuance of additional Warrants

On May 23, 2016, the Company closed a registered direct offering of 10,000,000 shares of common stock and 6,600,000 Series Z warrants to purchase shares of common stock. The common stock and warrants were sold at a combined per unit price of $0.50 for net proceeds of approximately $4.6 million, net of placement agent’s commissions and offering expenses. The Series Z warrants may be exercised at any time on or after November 23, 2016 and on or before November 23, 2021 at a price of $0.55 per share. The Company also issued 500,000 Series ZZ warrants to the placement agent as part of its compensation. The Series ZZ warrants may be exercised at any time on or after November 23, 2016 and on or before May 18, 2021 at a price of $0.55 per share. The fair value of the Series Z and Series ZZ warrants of $2.1 million on the date of issuance was recorded as a warrant liability.

On October 28, 2015, the Company closed an underwritten public offering of 17,223,248 shares of common stock and 17,223,248 Series W warrants to purchase shares of common stock. The common stock and warrants were sold at a combined per unit price of $0.67 for net proceeds of approximately $10.5 million, net of underwriting discounts and commissions and offering expenses. The Series W warrants are immediately exercisable at a price of $0.67 and expire on October 28, 2020. The fair value of the Series W warrants of $5.1 million on the date of issuance was recorded as warrant liability.

Expiration of Warrants

On December 22, 2015, 1,200,000 Series Q warrants, with an exercise price of $5.00, expired. The fair value of the Series Q warrants was $0 on the date of expiration.

2.
Equity-based warrants

In January 2016, the Company sold 3,000,000 shares of its common stock and 3,000,000 Series X warrants to the de Clara Trust for approximately $1.1 million. The de Clara Trust is controlled by Geert Kersten, the Company's Chief Executive Officer and a director. Each Series X warrant allows the de Clara Trust to purchase one share of the Company's common stock at a price of $0.37 per share at any time on or before January 13, 2021. The Series X warrants qualify for equity treatment in accordance with ASC 815. The relative fair value of the warrants was calculated to be approximately $417,000.

In February 2016, the Company sold 1,300,000 shares of its common stock and 650,000 Series Y warrants to a private investor for $624,000. Each Series Y warrant allows the holder to purchase one share of the Company's common stock at a price of $0.48 per share at any time on or before February 15, 2021. The Series Y warrants qualify for equity treatment in accordance with ASC 815. The relative fair value on the date of issuance of the warrants was calculated to be approximately $144,000.

3.
Options and shares issued to consultants

The Company typically enters into consulting arrangements in exchange for common stock or stock options. During the nine and three months ended June 30, 2016, the Company issued 990,045 and 186,267 shares of common stock, respectively, of which 647,000 and 67,000, respectively, were restricted shares. Under these arrangements, the common stock was issued with stock prices ranging between $0.37 and $0.72 per share. During the nine and three months ended June 30, 2015, the Company issued 584,476 and 160,492 shares of common stock, respectively, of which 127,000 and 58,000, respectively, were restricted shares. Under these arrangements, the common stock was issued with stock prices ranging between $0.57 and $1.11 per share.
Additionally, during the nine and three months ended June 30, 2016, the Company issued 210,000 and 0 of fully vested options, respectively, to purchase common stock with a fair value ranging between $0.19 and $0.30 per share. During the nine and three months ended June 30, 2015, the Company issued 40,000 and 0 options, respectively, to purchase common stock with a fair value of $0.50 per share. The aggregate values of the issuances of restricted common stock and common stock options are recorded as prepaid expenses and are charged to general and administrative expenses over the periods of service.

During the nine and three months ended June 30, 2016, the Company recorded total expense of approximately $619,000 and $147,000, respectively, relating to these consulting agreements. During the nine and three months ended June 30, 2015, the Company recorded total expense of approximately $438,000 and $138,000, respectively, relating to these consulting agreements. At June 30, 2016 and September 30, 2015, approximately $32,000 and $30,000, respectively, are included in prepaid expenses. As of June 30, 2016, 440,000 vested options issued to consultants as payment for services remained outstanding, all of which were issued from the Non-Qualified Stock Option plans.

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

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at June 30, 2016:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$3,930,686	$-	$8,892,366	$12,823,052

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

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the nine months ended June 30, 2016 and the year ended September 30, 2015:

	(9 months ended)	(12 months ended)
	June 30, 2016	September 30, 2015
Beginning balance	$6,323,032	$307,894
Issuances	7,174,439	8,003,220
Realized and unrealized gains	(4,605,105)	(1,988,082)
Ending balance	$8,892,366	$6,323,032

The fair values of the Company’s derivative instruments disclosed above under Level 3 are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock, as well as U.S. Treasury Bill rates, are observable in active markets.

E.          RELATED PARTY LOAN

On January 12, 2016, the Company owed the de Clara Trust $1,105,989, which amount included accrued and unpaid interest. On January 13, 2016, the de Clara Trust demanded payment on the note payable. At the same time the Company sold 3,000,000 shares of its common stock and 3,000,000 Series X warrants to the de Clara Trust for approximately $1.1 million. Each warrant allows the de Clara Trust to purchase one share of the Company's common stock at a price of $0.37 per share at any time on or before January 13, 2021.

Prior to the repayment, on June 29, 2015, the Company had extended the maturity date of the note to July 6, 2017, lowered the interest rate from 15% to 9% and changed the conversion price from $4.00 to $0.59, the closing stock price on the previous trading day. The Company determined these modifications to be substantive and accounted for the modification as an extinguishment of the pre-modification note and issuance of the post-modification note. The Company recorded an extinguishment loss and a premium on the note payable of approximately $166,000. The premium was credited to additional paid-in capital.

During the nine and three months ended June 30, 2016, the Company paid approximately $43,000 and $0, respectively, in interest expense to Mr. de Clara. During the nine and three months ended June 30, 2015, the Company paid approximately $124,000 and $41,000, respectively, in interest expense to Mr. de Clara.

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

The Company is currently running a large multi-national Phase 3 clinical trial for head and neck cancer with its partners TEVA Pharmaceuticals and Orient Europharma. During the nine months ended June 30, 2016, the Company raised $16.8 million in net proceeds from public and private sales of common stock and warrants. To finance the study for the next twelve months and beyond, the Company plans to raise additional capital in the form of corporate partnerships, as well as debt and/or equity financings. The Company believes that it will be able to obtain additional financing because it has done so consistently in the past and because Multikine is a product in the Phase 3 clinical trial stage. However, the operating plan may change as a result of many factors currently unknown to the Company, and the Company may need additional funds sooner than planned. There can be no assurance that the Company will be successful in raising additional funds on a timely basis or that the funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of money, it will either have to slow the development of the Phase 3 clinical trial or even significantly curtail its operations until such time as it is able to raise the required funding.

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has spent approximately $31.9 million as of June 30, 2016 on direct costs for the Phase 3 clinical trial.

The financial statements have been prepared assuming that the Company will continue as a going concern, but due to recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

G.          COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In March 2013, the Company entered into an agreement with Aptiv Solutions to provide certain clinical research services in accordance with a master service agreement. The Company will reimburse Aptiv for costs incurred. The agreement required the Company to make $600,000 in advanced payments which are being credited back in $150,000 annual increments through December 2017. As of June 30, 2016, the total balance advanced is $300,000, of which $150,000 is classified as a current asset.

In April 2013, the Company entered into a co-development and revenue sharing agreement with Ergomed. Under the agreement, Ergomed will contribute up to $10 million towards the study in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount. In October 2015 the Company entered into a second co-development and revenue sharing agreement with Ergomed for an additional $2 million, for a total of $12 million. The Company accounted for the co-development and revenue sharing agreement in accordance with ASC 808 “Collaborative Arrangements.” The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.” Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its Statements of Operations. Since the Company entered into the co-development and revenue sharing agreement with Ergomed, it has incurred research and development expenses of approximately $17.8 million related to Ergomed’s services. This amount is net of Ergomed’s discount of approximately $5.9 million. During the nine and three months ended June 30, 2016, the Company recorded, net of Ergomed’s discount, approximately $5.9 million and $2.1 million, respectively, as research and development expense related to Ergomed’s services. During the nine and three months ended June 30, 2015, the Company recorded, net of Ergomed’s discount, approximately $4.9 million and $1.7 million, respectively, as research and development expense related to Ergomed’s services.

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

In October 2015, the Company signed a funding agreement with a company established by Lake Whillans Litigation Finance, LLC, a firm specializing in funding litigation expenses. Pursuant to the agreement, an affiliate of Lake Whillans will provide the Company funding for litigation expenses to support its arbitration claims against inVentiv. The funding is available to the Company as needed to fund the expenses of the ongoing arbitration and will only be repaid when the Company receives proceeds from the arbitration. During the nine months ended June 30, 2016, the Company recognized a gain of approximately $1.1 million on the derecognition of legal fees to record the transfer of the liability that existed prior to the execution of the financing agreement from the Company to Lake Whillans. The gain on derecognition of legal fees is recorded as a reduction of general and administration expenses on the Statement of Operations. All related legal fees are directly billed to and paid by Lake Whillans. As part of the agreement with Lake Whillans, the law firm agreed to cap its fees and expenses for the arbitration at $5 million.

The arbitration hearing on the merits (the “trial”) has been scheduled to commence on September 7, 2016.

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

The Company was required to deposit the equivalent of one year of base rent in accordance with the contract. When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company. The $1,670,917 deposit is included in non-current assets at June 30, 2016 and September 30, 2015.

The Company subleases a portion of its rental space on a month to month term lease, which requires a 30 day notice for termination. Effective February 1, 2016, the parties agreed to a 3% rental increase. As of that date, the Company receives $5,628 per month in rent for the subleased space.

The Company leases its research and development laboratory under a 60 month lease which expires February 28, 2017. The operating lease includes escalating rental payments. The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate of approximately $11,000 per month. As of June 30, 2016 and September 30, 2015, the Company has recorded a deferred rent liability of $4,000 and $6,000, respectively.

The Company leases office headquarters under a 60 month lease which expires June 30, 2020. The operating lease includes escalating rental payments. The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate of approximately $8,000 per month. As of June 30, 2016 and September 30, 2015, the Company has recorded a deferred rent liability of $19,000 and $13,000, respectively.

The Company leased office equipment under a capital lease arrangement. The term of the capital lease is 48 months and expires on September 30, 2016. The monthly lease payment is $1,025. The lease bears interest at approximately 6% per annum.

H.          PATENTS

During the nine and three months ended June 30, 2016 and 2015, no patent impairment charges were recorded. For the nine and three months ended June 30, 2016, amortization of patent costs totaled approximately $30,000 and $12,000, respectively. For the nine and three months ended June 30, 2015, amortization of patent costs totaled approximately $31,000 and $12,000, respectively. Amortization of patent costs is included in general and administrative expenses on the Statement of Operations. The Company estimates that future amortization expense will be as follows:

Three months ending September 30, 2016	$9,210
Year ending September 30,
2017	36,841
2018	36,507
2019	34,804
2020	31,611
2021	28,311
Thereafter	89,209
Total	$266,493

I.           LOSS PER COMMON SHARE
The following tables provide the details of the basic and diluted loss per-share (LPS) computations:

	Nine Months Ended June 30, 2016
	Net Loss	Weighted Average Shares	LPS

Basic and dilutive LPS	$(10,352,366)	117,412,443	$(0.09)

	Three Months Ended June 30, 2016
	Net Loss	Weighted Average Shares	LPS

Basic and dilutive LPS	$(3,849,324)	124,132,500	$(0.03)

	Nine Months Ended June 30, 2015
	Net Loss	Weighted Average Shares	LPS

Basic and dilutive LPS	$(24,830,691)	77,625,511	$(0.32)

	Three Months Ended June 30, 2015
	Net Loss	Weighted Average Shares	LPS

Basic LPS	$(4,429,137)	83,796,311	$(0.05)
Gain on derivatives	(1,100,760)	1,337,796

Dilutive LPS	$(5,529,897)	85,134,107	$(0.06)

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net earnings (loss) per share excludes the following securities because their inclusion would have been anti-dilutive as of June 30:

	2016	2015

Options and Warrants	86,066,292	38,786,333
Convertible Debt	-	1,871,283
Unvested Restricted Stock	15,100,000	15,100,000
Total	101,166,292	55,757,616

J.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were filed and determined there are no subsequent events that require disclosure.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company’s lead investigational therapy, Multikine® (Leukocyte Interleukin, Injection), is currently being tested in a Phase 3 clinical trial in advanced primary head and neck cancer. Multikine has been cleared for clinical testing by the regulators in twenty four countries around the world, including the United States. Multikine is also being used in a Phase I study at the Naval Medical Center, San Diego under a CRADA with the U.S. Navy in HIV/HPV co-infected men and women with peri-anal warts.

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

The Company estimates the total remaining cash cost of the Phase 3 trial as currently planned, with the exception of the parts that will be paid by its licensees, Teva Pharmaceuticals and Orient Europharma, to be approximately $14.7 million. This is in addition to approximately $31.9 million which has been paid as of June 30, 2016. This estimate is based on the information currently available in the Company’s contracts with the Clinical Research Organizations responsible for managing the Phase 3 trial.  This number can be affected by the speed of enrollment, rate of death of patients, foreign currency exchange rates and many other factors, some of which cannot be foreseen today.  It is therefore possible that the cost of the Phase 3 trial will be higher than currently estimated. The trial costs will also increase should the Company need to enroll additional patients to replace patients enrolled by inVentiv, its former clinical research organization, since the data from certain patients enrolled by inVentiv may not be usable, or for other reasons. If additional patients need to be enrolled, the timelines for the trial will also be affected.

In April 2013, the Company announced that it had replaced the CRO running its Phase 3 clinical trial. This was necessary since the patient enrollment in the study dropped off substantially following a takeover of the CRO which caused most of the members of the CRO’s study team to leave the CRO. The Company announced that it had hired two CRO’s who will manage the global Phase 3 study; Aptiv Solutions and Ergomed, which are both international leaders in managing oncology trials. Both CRO’s helped the Company expand the trial to over 80 clinical sites globally. As of June 30, 2016, the study has enrolled 848 patients.

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

During the nine months ended June 30, 2016, the Company’s cash decreased by approximately $500,000.  Significant components of this decrease include net proceeds from the sale of the Company’s stock of $16.8 million offset by net cash used to fund the Company’s regular operations, including its on-going Phase 3 clinical trial, of $16.2 million and the $1.1 million repayment of the related party loan. During the nine months ended June 30, 2015, the Company’s cash increased by $2.7 million.  Significant components of this increase include net proceeds from the sale of the Company’s stock of $21.3 million offset by net cash used to fund the Company’s regular operations, including its on-going Phase 3 clinical trial, of $18.5 million.

On October 28, 2015, the Company closed an underwritten public offering of 17,223,248 shares of common stock and 17,223,248 Series W warrants to purchase shares of common stock. The common stock and warrants were sold at a combined per unit price of $0.67 for net proceeds of approximately $10.5 million, net of underwriting discounts and commissions and offering expenses. The Series W warrants are immediately exercisable at a price of $0.67 and expire on October 28, 2020.

In January 2016, the Company sold 3,000,000 shares of its common stock and 3,000,000 Series X Warrants to the de Clara Trust for approximately $1.1 million. Each Series X Warrant allows the de Clara Trust to purchase one share of the Company's common stock at a price of $0.37 per share at any time on or before January 13, 2021.

In February 2016, the Company sold 1,300,000 shares of its common stock and 650,000 Series Y Warrants to a private investor for $624,000. Each Series Y Warrant allows the holder to purchase one share of the Company's common stock at a price of $0.48 per share at any time on or before February 15, 2021.

On May 23, 2016, the Company closed a registered direct offering of 10,000,000 shares of common stock and 6,600,000 Series Z warrants to purchase shares of common stock. The common stock and warrants were sold at a combined per unit price of $0.50 for net proceeds of approximately $4.6 million, net of placement agent’s commissions and offering expenses. The Series Z warrants may be exercised at any time on or after November 23, 2016 and on or before November 23, 2021 at a price of $0.55 per share. The Company issued 500,000 Series ZZ warrants to the placement agent as part of its compensation. The Series ZZ warrants may be exercised at any time on or after November 23, 2016 and on or before May 18, 2021 at a price of $0.55 per share.

Results of Operations and Financial Condition

During the nine and three months ended June 30, 2016, grant and other income decreased by approximately $540,000 and $260,000, respectively, compared to the nine and three months ended June 30, 2015. The decrease is primarily due to the timing of study drug shipments to supply the Company’s partner in Taiwan and the grant income received through the Company’s Small Business Innovation Research (SBIR) grant during the quarter ended June 30, 2015.

During the nine and three months ended June 30, 2016, research and development expenses decreased by approximately $1.1 million and $890,000, respectively, compared to the nine and three months ended June 30, 2015. The Company is continuing the Phase 3 clinical trial and research and development fluctuates based on the activity level of the clinical trial.

During the nine and three months ended June 30, 2016, general and administrative expenses decreased by approximately $7 million and $1.2 million, respectively, compared to the nine and three months ended June 30, 2015. Major components of the decrease are the reduction of legal fees and a decrease in share-based employee compensation costs, during the nine and three months ended June 30, 2016. Additionally, during the nine months ended June 30, 2016 the Company recognized an approximate $1.1 million dollar gain on derecognition of legal fees to record the transfer of the liability from the Company to Lake Whillans that existed prior to the execution of the financing agreement. The gain on derecognition of legal fees is recorded as a reduction of general and administrative expenses.

The gain on derivative instruments of $8 million and $2.5 million, respectively, for the nine months ended June 30, 2016 were the results of the change in fair value of the derivative liabilities during the respective periods. The gain on derivative instruments of $1.8 million and $4.4 million for the nine and three months ended June 30, 2015 was the result of the change in fair value of the derivative liabilities during the period. These changes were caused by fluctuations in the share price of the Company’s common stock.

During the three months ended June 30, 2015, the Company recorded a loss on debt extinguishment of $641,000. This amount was comprised of an approximate $166,000 premium on the note payable held in a related party trust, and an additional expense of approximately $475,000 relating to the modification of Series N warrants also held in the trust. The loss on debt extinguishment resulted from substantive modification of the terms under the note, including an extension of the expiration date and a decrease in the interest rate, and an extension of the expiration date on the warrants.

Net interest income was $49,000 and $25,000 for the nine and three months ended June 30, 2016, which consisted of interest expense on the loan from the Company’s president of approximately $29,000 and $0, respectively, offset by interest income of approximately $78,000 and $25,000, respectively, earned on the Company’s cash balances. Net interest expense was $42,000 and $15,000 for the nine and three months ended June 30, 2015, which consisted of approximately $125,000 and $42,000, respectively, of interest expense primarily on the loan from the Company’s president, offset by approximately $83,000 and $27,000, respectively, of interest income earned on the Company’s cash balances.

Research and Development Expenses

The Company’s research and development efforts involve Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Nine months ended June 30,		Three months ended June 30,
	2016	2015	2016	2015

MULTIKINE	$14,344,946	$15,326,179(a)	$4,743,319	$5,593,709(a)
LEAPS	291,251	375,807	94,789	133,868

TOTAL	$14,636,197	$15,701,986	$4,838,108	$5,727,577

(a)
The above Multikine expense amounts include depreciation relating to research and development equipment, which in prior years was included as a separate line item on the Statement of Operations. For the nine and three months ended June 30, 2015, depreciation expenses totaling $119,053, and $35,009, respectively, were reclassified to Multikine research and development expenses to be consistent with the current year presentation.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company had a loan from its president that bore interest at 9%. This loan was paid on January 12, 2016. The Company does not believe that it has any significant exposures to market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2016. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Chief Executive and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the first nine months of fiscal year 2016. There was no change in the Company’s internal control over financial reporting during the nine months ended June 30, 2016.

PART II

Item 2.                  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Restricted Stock

During the nine months ended June 30, 2016 the Company issued 647,000 restricted shares of common stock to consultants for investor relations services from the Stock Bonus Plans.

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

CEL-SCI CORPORATION

Date: August 9, 2016	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer*

* Also signing in the capacity of the Principal Accounting and Financial Officer.