Form 10-K
period 2016-09-30
CEL SCI CORP
filed 2016-12-14
CIK 725363

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  [  ] Yes   [X] No

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2016, as quoted on the NYSE MKT, was $60,807,407.

As of December 9, 2015, the Registrant had 188,724,407 issued and outstanding shares of common stock.

Documents Incorporated by Reference:   None

PART I

ITEM 1. BUSINESS

CEL-SCI is focused on finding the best way to activate the immune system to fight cancer and infectious diseases. Its lead investigational therapy Multikine® (Leukocyte Interleukin, Injection) is currently in a pivotal Phase 3 clinical trial involving head and neck cancer, for which CEL-SCI has received Orphan Drug Status from the U.S. FDA. If the primary endpoint of this global study is achieved, the results will be used to support applications to regulatory agencies around the world for worldwide commercial marketing approvals as a first line cancer therapy. Additional clinical indications for Multikine include cervical dysplasia in HIV/HPV co-infected women, for which a Phase 1 study was successfully concluded; and the treatment of peri-anal warts in HIV/HPV co-infected men and women.

CEL-SCI’s immune therapy, Multikine, is being used in a different way than immune therapy is usually used. It is administered locally to treat local tumors or infections and it is given before any other therapy has been administered. For example, in the Phase 3 clinical trial, Multikine is given locally at the site of the tumor as a first line of treatment before surgery, radiation and/or chemotherapy because that is when the immune system is thought to be strongest. The goal is to help the intact immune system kill the micro metastases that usually cause recurrence of the cancer. In short, CEL-SCI believes that local administration and administration before weakening of the immune system by chemotherapy and radiation will result in higher efficacy with less or no toxicity.

CEL-SCI’s focus on HPV is not the development of an antiviral against HPV in the general population. Instead it is the development of an immunotherapy to be used in patients who are immune-suppressed by diseases such as HIV and are therefore less able or unable to control HPV and its resultant diseases. This group of patients has no viable treatments available to them and there are, to CEL-SCI’s knowledge, no competitors at the current time. HPV is also relevant to the head and neck cancer Phase 3 study since it is now known that HPV is a cause of head and neck cancer. Multikine was shown to kill HPV in an earlier study of HIV infected women with cervical dysplasia.

CEL-SCI is also investigating a different peptide-based immunotherapy (LEAPS-H1N1-DC) as a possible treatment for H1N1 hospitalized patients and as a vaccine (CEL-2000 and CEL-4000) for Rheumatoid Arthritis (currently in preclinical testing) using its LEAPS technology platform. The investigational immunotherapy LEAPS-H1N1-DC treatment involves non-changing regions of H1N1 Pandemic Flu (www.jci.org/articles/view/67550), Avian Flu (H5N1), and the Spanish Flu, as CEL-SCI scientists are very concerned about the possible emergence of a new more virulent hybrid virus through the combination of H1N1 and Avian Flu, or possibly Spanish Flu.

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

1)
Multikine, an investigational immunotherapy under development for the potential treatment of certain head and neck cancers, and anal warts or cervical dysplasia in human immunodeficiency virus, or HIV, and human papillomavirus, or HPV, co-infected patients;
2)
L.E.A.P.S. (Ligand Epitope Antigen Presentation System) technology, or LEAPS, with two investigational therapies, LEAPS-H1N1-DC, a product candidate under development for the potential treatment of pandemic influenza in hospitalized patients, and CEL-2000 and CEL-4000, vaccine product candidates under development for the potential treatment of rheumatoid arthritis.

The following chart depicts our product candidates, their indications and their current stage of development:

MULTIKINE

CEL-SCI’s lead investigational therapy, Multikine, is currently being developed as a potential therapeutic agent directed at using the immune system to produce an anti-tumor immune response. Data from Phase 1 and Phase 2 clinical trials suggest that Multikine simulates the activities of a healthy person’s immune system, enabling it to use the body’s own anti-tumor immune response. Multikine is the trademark that CEL-SCI has registered for this investigational therapy, and this proprietary name is subject to review by the U.S. Food and Drug Administration, or FDA, in connection with CEL-SCI’s future anticipated regulatory submission for approval. Multikine has not been licensed or approved for sale, barter or exchange by the FDA or any other regulatory agency, such as the European Medicine Agency, or EMA. Neither has its safety or efficacy been established for any use.

Multikine is an immunotherapy product candidate comprised of a patented defined mixture of 14 human natural cytokines and is manufactured in a proprietary manner in CEL-SCI’s manufacturing facility. CEL-SCI spent over 10 years and more than $80 million developing and validating the manufacturing process for Multikine. The pro-inflammatory cytokine mixture includes interleukins, interferons, chemokines and colony-stimulating factors, which contain elements of the body’s natural mix of defenses against cancer.

Multikine is designed to be used in a different way than immune therapy is normally used. It is designed to be administered locally to treat local tumors before any other therapy has been administered. For example, in the Phase 3 clinical trial, Multikine is injected locally at the site of the tumor and near the adjacent draining lymph nodes as a first line of treatment before surgery, radiation and/or chemotherapy because that is when the immune system is thought to be strongest. The goal is to help the intact immune system recognize and kill the micro metastases that usually cause recurrence of the cancer. In short, CEL-SCI believes that local administration and administration before weakening of the immune system by chemotherapy and radiation will result in better anti-tumor response than if Multikine were administered as a second- or later-line therapy. In clinical studies of Multikine, administration of the investigational therapy to head and neck cancer patients has demonstrated the potential for less or no appreciable toxicity

Source: Adapted from Timar et al., Journal of Clinical Oncology 23(15) May 20, 2005

The first indication CEL-SCI is pursuing for its investigational drug product candidate Multikine is an indication for the neoadjuvant therapy in patients with squamous cell carcinoma of the head and neck, or SCCHN (hereafter also referred to as advanced primary head and neck cancer). As detailed below, the Phase 3 Clinical trial of the Multikine investigational drug as neoadjuvant therapy in SCCHN is currently on Partial Clinical Hold by the US FDA. SCCHN is a type of head and neck cancer, and CEL-SCI believes that, in the aggregate, there is a large, unmet medical need among head and neck cancer patients. CEL-SCI believes the last FDA approval of a therapy indicated for the treatment of advanced primary head and neck cancer was over 50 years ago. In the aggregate, head and neck cancer represents about 6% of the world’s cancer cases, with approximately over 650,000 patients diagnosed worldwide each year, and nearly 60,000 patients diagnosed annually in the United States. Multikine investigational immunotherapy was granted Orphan Drug designation for neoadjuvant therapy in patients with SCCHN by the FDA in the United States.

Status of Phase 3 Clinical Trial

Following submissions to regulatory authorities in 24 countries around the world, including the FDA in the United States, a global Phase 3 clinical trial of the investigational Multikine therapy as a potential neoadjuvant therapy in patients with SCCHN was initially commenced in late 2010. This clinical trial is currently on Partial Clinical Hold.

This trial is currently primarily under the management of two clinical research organizations, or CROs: ICON Inc. (who acquired Aptiv Solutions, Inc., one of the two CROs), or ICON, and Ergomed Clinical Research Limited, or Ergomed. Ergomed is responsible for new patient enrollment and the clinical study management of the various study sites, although enrollment of new patients has been on hold since the Company received verbal notice of FDA’s Partial Clinical Hold on September 26, 2016. The following chart reflects the number of patients enrolled per month from the point at which the study management was transferred to the new CROs and the enrolment since then and until the FDA put the study on Partial Clinical Hold.

The Phase 3 study was designed with the objective that, if the study endpoint, which is an improvement in overall survival of the subjects treated with the Multikine treatment regimen plus the current standard of care (SOC) as compared to subjects treated with the current SOC only, is satisfied, the study results are expected to be used to support applications that the Company plans to submit to regulatory agencies in order to seek commercial marketing approvals for Multikine in major markets around the world. This assessment can only be made when a certain number of deaths have occurred in these two main comparator groups of the study.

The primary endpoint for the original protocol for this Phase 3 head and neck cancer study required that a 10% increase in overall survival be obtained in the Multikine group which also is administered CIZ (CIZ = low dose (non-chemotherapeutic) of cyclophosphamide, indomethacin and Zinc-multivitamins) all of which are thought to enhance Multikine activity), plus Standard of Care (Surgery + Radiotherapy or Chemoradiotherapy) arm of the study over the Control comparator (Standard of Care alone) arm. As the study originally was designed, the final determination of whether this endpoint had been successfully reached could only be determined when 298 events (deaths) had occurred in the combined comparator arms of the study. Under the original study design, the plan was to enroll 880 patients in order to be able to have 784 evaluable patients for the per-protocol analysis.

In August 2016, CEL-SCI announced that the currently available data from the Clinical Study reflected that the accumulation of deaths in the study was lower than that which was anticipated based on reported literature at the Phase 3 study’s inception. If the number of deaths continued to be accumulated at the current rate, it had been determined that it would take longer than originally planned to complete the study. To minimize this eventuality, CEL-SCI decided it would be necessary to enroll up to 1,273 patients to have 1,146 evaluable patients. There were also other changes in the protocol, such as the required number of deaths (394) and the required increase in overall survival (6.5%) in favor of the Multikine comparator arm. With this increased patient enrollment, CEL-SCI expected a corresponding increase in the number of deaths, and, if this plan were implemented, the study could be completed in a more timely manner. As required by law and in order to be able to implement the plan, CEL-SCI submitted an amendment to the existing Phase 3 protocol for its head and neck cancer study to multiple regulatory agencies in the countries abroad where the Phase 3 study is being conducted as well as to the FDA to allow for this expansion in patient enrolment.

 On September 26, 2016, CEL-SCI received verbal notice from the FDA that the Phase 3 clinical trial in advanced primary head and neck cancer has been placed on clinical hold. At such time, enrollment in the Phase 3 study was 928 patients. On October 21, 2016, CEL-SCI received a Partial Clinical Hold letter from the FDA and on November 21, 2016, CEL-SCI submitted a response to the FDA’s Partial Clinical Hold letter.

In its partial clinical hold letter, FDA identified the following specific deficiencies: a) FDA stated that there is an unreasonable and significant risk of illness or injury to human subjects and cited among other things the absence of prompt reports by us to the FDA of IDMC recommendations to close the study entirely (made in spring of 2014) or at least to close it to accrual of new patients (made in spring of 2016); b) FDA stated that the investigator brochure is misleading, erroneous, and materially incomplete; and c) FDA stated that the plan or protocol is deficient in design to meet its stated objectives. In its partial clinical hold letter, FDA also identified the information needed to resolve these deficiencies. In addition, FDA’s partial clinical hold letter included two requests relating to quality information regarding our investigational final drug product, which were noted by FDA as non-hold issues. CEL-SCI believes that its response submitted to FDA on November 18, 2016, addressed each of the deficiencies identified by FDA including detailing our belief that, under the applicable FDA guidance, there was no obligation to report the cited IDMC recommendations to the FDA at the time they were issued, and it also requested a face-to-face meeting with FDA, and outlined our commitment to diligently work with FDA in an effort to have the partial clinical hold for the study lifted. On December 8, 2016, the FDA advised CEL-SCI that the agency was denying CEL-SCI's request for a meeting at this time because FDA's review of CEL-SCI's November 17, 2016 response was ongoing. CEL-SCI was also advised that it will be receiving a letter addressing CEL-SCI's response by December 18, 2016.

Throughout the course of the Phase 3 study, an Independent Data Monitoring Committee, or IDMC, has met periodically to review safety data from the Phase 3 study, and the IDMC is expected to continue doing so throughout the remainder of the Phase 3 study. At various points in the study at which the IDMC has completed review of the safety data and has issued recommendations, it has recommended that the Phase 3 study may continue, although on two occasions the IDMC has issued recommendations that would have closed the study entirely (spring of 2014) or at least closed it to accrual of new patients (spring of 2016). On one occasion, in the spring of 2014, the IDMC made a recommendation that the study be closed for safety and efficacy reasons. However, following review of additional information submitted by us, the IDMC recommended that the study may continue. In the spring of 2016, with close to 800 patients enrolled, the IDMC made a recommendation that enrollment in the Phase 3 study should stop, but that patients already enrolled in the study should continue treatment and follow-up. CEL-SCI responded to this letter and indicated it would address the remaining three requests (generally relating to study design considerations) that were not part of the IDMC recommendation in a follow-up correspondence.

However, before CEL-SCI could provide our follow-up response to the remaining three requests, the IDMC sent another letter (a) indicating that our initial letter responding to the IDMC recommendation was unresponsive and (b) also indicating that the IDMC was deeply concerned about patient safety in the trial based on its review of cumulative data. The IDMC's initial letter in the spring of 2016 did not mention that the IDMC was concerned about safety. Instead, the initial letter in the spring of 2016 noted that the study should be closed to further accrual, and that patients who had been randomized may continue treatment and should be followed. The statement that patients who had been randomized may continue treatment suggested to us that safety was not an issue. Because no safety concern had been raised by the IDMC since the spring of 2014, when, after further communications with CEL-SCI, the IDMC issued its recommendation that the study should proceed, CEL-SCI believed based on the entirety of the course of correspondence with the IDMC that acute safety was not an issue underlying the IDMC's recommendation to halt accrual in the spring of 2016. As noted above, all other correspondence to CEL-SCI from the IDMC from study initiation through September 2015, with the exception of the recommendation in spring 2014, stated that the IDMC recommends “the study may continue". CEL-SCI responded to the IDMC’s recommendation in spring of 2016 with a statistical analysis showing that more patients were needed in order to complete the study in a reasonable amount of follow-up time, since the observed death rate in the study was lower than that which was predicted from the literature at the onset of the study. Subsequently a protocol amendment was prepared based on the analysis provided to the IDMC and submitted to FDA in July 2016, and a copy was then sent to the IDMC in response to its request for a copy of the submission. To date, CEL-SCI has not received a response from the IDMC regarding this protocol amendment. However, two months after the amendment was submitted to FDA, FDA placed the protocol on partial clinical hold. CEL-SCI expects to work through the concerns raised by the IDMC while CEL-SCI works through the partial hold with FDA. Ultimately, the decision as to whether CEL-SCI’s drug product candidate is safe and effective can only be made by FDA and/or by other regulatory authorities based upon an assessment of all of the data from an entire drug development program submitted as part of an application for marketing approval. As detailed elsewhere in this document, whether the partial clinical hold is lifted or not, the current Phase 3 clinical study for CEL-SCI’s investigational drug may or may not be able to be used as the pivotal study supporting a marketing application in the United States, and, if not, at least one entirely new Phase 3 pivotal study would need to be conducted to provide the pivotal study supporting a marketing application in the United States.

CEL-SCI estimates that the total remaining cash cost of the Phase 3 clinical trial, excluding any costs that will be paid by CEL-SCI's partners, would be approximately $12.1 million after September 30, 2016. This ís based on the executed contract costs with the CROs only and does not include other related costs, e.g. the manufacturing of the drug. Should the FDA allow the amended protocol filed with them to proceed, which requires an enrollment of up to 1,273 subjects, the remaining cost of the Phase 3 clinical trial will be higher than currently estimated. This is in addition to the approximately $34.5 million that CEL-SCI already had spent on the trial as of September 30, 2016. This estimate is based on information currently available under the contracts with the CROs responsible for managing the Phase 3 clinical trial. This number may be affected by the rate of any future patient enrollment, rate of death accumulation in the study, foreign currency exchange rates, and many other factors, some of which cannot be foreseen today. It is therefore possible that the cost of the Phase 3 clinical trial will be higher than currently estimated.

Follow-Up Analysis of Overall Survival in Phase 2 Patients

Prior to starting the Phase 3 study, CEL-SCI had tested Multikine in over 200 patients. The following is a summary of results from CEL-SCI’s last Phase 2 study conducted with Multikine. This study employed the same treatment protocol as is being followed in CEL-SCI’s Phase 3 study:

●
Reported potential for improved survival: In a follow-up analysis of the Phase 2 clinical study population, which used the same dosage and treatment regimen as is being used in the Phase 3 study, head and neck cancer patients with locally advanced primary disease who received the investigational therapy Multikine as first-line investigational therapy, followed by surgery and radiotherapy, were reported by the clinical investigators to have had a 63.2% overall survival, or OS, rate at a median of 3.33 years from surgery. This percentage of OS was arrived at as follows: of the 21 subjects enrolled in the Phase 2 study, the consent for the survival follow-up portion of the study was received from 19 subjects. OS was calculated using the entire treatment population that consented to the follow-up portion of the study (19 subjects), including two subjects who, as later determined by three pathologists blinded to the study, did not have oral squamous cell carcinoma, or OSCC. These two subjects were thus not evaluable per the protocol and were not included in the pathology portion of the study for purposes of calculating the complete response rate, as described below, but were included in the OS calculation. The overall survival rate of subjects receiving the investigational therapy in this study was compared to the overall survival rate that was calculated based upon a review of 55 clinical trials conducted in the same cancer population (with a total of 7,294 patients studied), and reported in the peer reviewed scientific literature between 1987 and 2007. Review of this literature showed an approximate survival rate of 47.5% at 3.5 years from treatment. Therefore, the results of CEL-SCI's final Phase 2 study were considered to be potentially favorable in terms of overall survival recognizing the limitations of this early-phase study. It should be noted that an earlier investigational therapy Multikine study appears to lend support to the overall survival findings described above - Feinmesser et al Arch Otolaryngol. Surg. 2003. However, no definitive conclusions can be drawn from these data about the potential efficacy or safety profile of this investigational therapy. Moreover, further research is required, and these results must be confirmed in the Phase 3 clinical trial of this investigational therapy that is currently in progress. Subject to completion of that Phase 3 clinical trial and the FDA’s review and acceptance of CEL-SCI's entire data set on this investigational therapy, CEL-SCI believes that these early-stage clinical trial results indicate the potential for the Multikine product candidate to become a treatment for advanced primary head and neck cancer, if approved.

●
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
●
Reported 10.5% complete response in the final Phase 2 trial (based on 19 patients evaluable by pathology, having OSCC): The clinical investigators who administered the three-week Multikine investigational treatment regimen used in the Phase 2 study reported that, as was determined in a controlled pathology study, the tumor apparently was no longer present (as determined by histopathology) in approximately 10.5% of evaluable patients with OSCC (Timar et al JCO 2005). In the original study, 21 subjects received Multikine, two of which were later excluded, as subsequent analysis by three pathologists blinded to the study revealed that these two patients did not have OSCC. Two subjects in this study had a complete response, leaving a reported complete response rate of two out of 19 assessable subjects with OSCC (or 10.5%) (Timar et al JCO 2005).
●
Adverse events reported in clinical trials: In clinical trials conducted to date with the Multikine investigational therapy, adverse events which have been reported by the clinical investigators as possibly or probably related to Multikine administration included pain at the injection site, local minor bleeding and edema at the injection site, diarrhea, headache, nausea, and constipation.

Subsequently, an analysis on the 21 subjects originally treated with Multikine in the study to evaluate overall survival was conducted, as described above. In connection with the follow-up portion of the study for overall survival, CEL-SCI also conducted an unreported post-hoc analysis of complete response rate in the study population, which included subjects who provided consent for the follow-up and who also had OSCC. Two of the 21 subjects did not re-consent for follow-up, and two of the remaining 19 subjects were excluded from the post-hoc complete response rate analysis as they had previously been determined by pathology analysis to not have OSCC. The two complete responders with OSCC both consented to the follow-up study. Therefore, the post-hoc analysis of complete response was based on a calculation of the two complete responders out of 17 evaluable subjects who consented to the follow-up analysis and who also had OSCC (or 11.8%).

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

Peri-Anal Warts and Cervical Dysplasia in HIV/HPV Co-Infected Patients

HPV is a very common sexually transmitted disease in the United States and other parts of the world. It can lead to cancer of the cervix, penis, anus, esophagus and head and neck. Our focus in HPV, however, is not on developing an antiviral for the potential treatment or prevention of HPV in the general population. Instead, the focus is on developing an immunotherapy product candidate designed to be administered to patients who are immune-suppressed by other diseases, such as HIV, and who are therefore less able or unable to control HPV and its resultant or co-morbid diseases. Such patients have limited treatment options available to them.

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

In October 2013, CEL-SCI signed a cooperative research and development agreement, or CRADA, with the U.S. Naval Medical Center, San Diego, or the USNMC. Pursuant to this agreement, the USNMC was to conduct a Phase 1 study, approved by the Human Subjects Institutional Review Board, of CEL-SCI’s investigational immunotherapy, Multikine, in HIV/HPV co-infected men and women with peri-anal warts. The purpose of this study was to evaluate the safety and clinical impact of Multikine as a potential treatment of peri-anal warts and assess its effect on AIN in HIV/HPV co-infected men and women.

In July 2015, CEL-SCI added a clinical site at the University of California, San Francisco, or UCSF, and Key Opinion Leader, or KOL, to the ongoing Phase 1 study. In August 2016, the U.S. Navy discontinued this Phase 1 study because of difficulties in enrolling patients. UCSF is continuing with the study.

In October 2013, CEL-SCI entered into a co-development and profit sharing agreement with Ergomed for development of Multikine as a potential treatment of HIV/HPV co-infected men and women with peri-anal warts. This agreement is supporting the development of Multikine with UCSF.

The treatment regimen for this Phase 1 study of up to 15 HIV/HPV co-infected patient volunteers with peri-anal warts, being conducted by doctors at UCSF, is identical to the regimen that was used in an earlier Institutional Review Board-approved Multikine Phase 1 study in HIV/HPV co-infected patients, which was conducted at the University of Maryland. In that study, the Multikine investigational therapy was administered to HIV/HPV co-infected women with cervical dysplasia, resulting in visual and histological evidence of clearance of lesions in three out of the eight subjects.

Furthermore, in this earlier Phase 1 study, the number of HPV viral sub-types in three volunteer subjects tested were reduced post-treatment with Multikine, as opposed to pre-treatment, as determined by in situ polymerase chain reaction performed on tissue biopsy collected before and after Multikine treatment. As reported by the investigators in the earlier study, the study volunteers, except one subject volunteer, all appeared to tolerate the treatment with no reported serious adverse events.

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

Teva has agreed to use all reasonable efforts to obtain regulatory approval to market and sell Multikine in its territory at its own cost and expense. Pursuant to the agreement, it is CEL-SCI’s responsibility to supply Multikine and Teva’s responsibility to sell Multikine, if approved. Net sales will be divided 50/50 between the two parties. Teva also initially agreed to fund certain activities relating to the conduct of a clinical trial in Israel as part of the global Phase 3 trial for Multikine. In January 2012, pursuant to an assignment and assumption agreement between CEL-SCI, Teva and GCP Clinical Studies Ltd., or GCP, Teva transferred all of its rights and obligations concerning the Phase III trial in Israel to GCP. GCP is now operating the Phase 3 trial in Israel pursuant to a service agreement with CEL-SCI.

In July 2011, Serbia and Croatia were added to Teva’s territory, pursuant to a joinder agreement between CEL-SCI and PLIVA Hrvatska d.o.o., or PLIVA, an affiliate of Teva’s, subject to similar terms as described above.

In consideration for the rights granted by CEL-SCI to PLIVA under the joinder agreement, CEL-SCI will be paid by PLIVA (in U.S. dollars):

●
$100,000 upon EMA grant of Marketing Authorization for Multikine;
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

The agreement requires Orient Europharma to fund 10% of the cost of the clinical trials needed to obtain marketing approvals in these countries for head and neck cancer, naso-pharyngeal cancer and potentially cervical cancer. Orient Europharma has signed ten centers in Taiwan, four centers in Malaysia, three centers in Philippines and one center in Thailand to enroll patients as part of the Phase 3 Multikine clinical trial and has made further financial contributions towards the cost of the Phase 3 clinical trial.

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

Multikine is protected by a US patent, which is a composition-of-matter patent issued in May 2005 that, in its current format, expires in 2024. Additional composition-of-matter patents for Multikine have been issued in Germany (issued in June 2011 and currently set to expire in 2025), China (issued in May 2011 and currently set to expire in 2024), Japan (issued in November 2012 and currently set to expire in 2025), and two in Europe (issued in September 2015 and May 2016 both currently set to expire in 2025).

CEL-SCI has one patent applications pending in Europe for Multikine, which, if issued, would extend protection through 2026, subject to any potential patent term extensions. In addition to the patents and applications that offer certain protections for Multikine, the method of manufacture for Multikine, a complex biological product, is held by CEL-SCI as trade secret.

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

As of December 1, 2016, there were no contested proceedings and/or third party claims with respect to CEL-SCI’s patents or patent applications.

MANUFACTURING FACILITY

Before starting the Phase 3 clinical trial, CEL-SCI needed to build a dedicated manufacturing facility to produce Multikine. This facility has been completed and validated, and has produced multiple clinical lots for the Phase 3 clinical trial. The facility has also passed review by a European Union Qualified Person on several occasions.

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

With the support of the SBIR grant, CEL-SCI is developing two new drug candidates, CEL-2000 and CEL-4000, as potential rheumatoid arthritis therapeutic vaccines. The data from animal studies using the CEL-2000 treatment vaccine demonstrated that it could be used as an effective treatment against rheumatoid arthritis with fewer administrations than those required by other anti-rheumatoid arthritis treatments currently on the market for arthritic conditions associated with the Th17 signature cytokine TNF-  . The data for CEL-4000 indicates it could be effective against rheumatoid arthritis cases where a Th1 signature cytokine (IFN-c) is dominant. CEL-2000 and CEL-4000 have the potential to be a more disease-specific therapy, significantly less expensive, act at an earlier step in the disease process than current therapies and may be useful in patients not responding to existing rheumatoid arthritis therapies. CEL-SCI believes this represents a large unmet medical need in the rheumatoid arthritis market.

On November 14, 2016, CEL-SCI announced new preclinical data that demonstrate its investigational new drug candidate CEL-4000 has the potential for use as a therapeutic vaccine to treat rheumatoid arthritis. This efficacy study was supported in part by the SBIR Phase I Grant and was conducted in collaboration with Drs. Katalin Mikecz and Tibor Glant, and their research team at Rush University Medical Center in Chicago, IL.

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

In August 2012, Dr. Zimmerman, CEL-SCI’s Senior Vice President of Research, Cellular Immunology, gave a Keynote presentation at the OMICS 2nd International Conference on Vaccines and Vaccinations in Chicago. This presentation showed how the LEAPS peptides administered altered only select cytokines specific for each disease model, thereby improving the status of the test animals and even preventing death and morbidity. These results support the growing body of evidence that provides for its mode of action by a common format in these unrelated conditions by regulation of Th1 (e.g., IL12 and IFN-c) and their action on reducing TNF-  and other inflammatory cytokines as well as regulation of antibodies to these disease associated antigens. This was also illustrated by a schematic model showing how these pathways interact and result in the overall effect of protection and regulation of cytokines in a beneficial manner.

In February 2010, CEL-SCI announced that its CEL-2000 vaccine demonstrated that it was able to block the progression of rheumatoid arthritis in a mouse model, where a Th17 signature cytokine (TNF-  ) is dominant. The results were published in the scientific peer-reviewed Journal of International Immunopharmacology (online edition) in an article titled “CEL-2000: A Therapeutic Vaccine for Rheumatoid Arthritis Arrests Disease Development and Alters Serum Cytokine / Chemokine Patterns in the Bovine Collagen Type II Induced Arthritis in the DBA Mouse Model” Int Immunopharmacol. 2010 Apr; 10(4):412-21 http://www. ncbi.nlm.nih.gov/pubmed/20074669.

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

Even though the various LEAPS drug candidates have not yet been given to humans, they have been tested in vitro with human cells. They have induced similar cytokine responses that were seen in these animal models, which may indicate that the LEAPS technology might translate to humans. The LEAPS candidates have demonstrated protection against lethal herpes simplex virus (HSV1) and H1N1 influenza infection, as a prophylactic or therapeutic agent in animals. They have also shown some level of efficacy in animals in two autoimmune conditions, curtailing and sometimes preventing disease progression in arthritis and myocarditis animal models. CEL-SCI’s belief is that the LEAPS technology may be a significant alternative to the vaccines currently available on the market for these diseases.

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

ITEM 1B. RISK FACTORS

The risks described below could adversely affect the price of CEL-SCI’s common stock.

Risks Related to CEL-SCI

CEL-SCI’s Phase 3 Study has been placed on partial clinical hold by the FDA

CEL-SCI received a partial clinical hold letter from FDA stating that its Phase 3 study had been placed on clinical hold, precluding CEL-SCI from continuing the study except that patients enrolled prior to September 26, 2016 may continue to receive protocol-specified treatment at the discretion of the treating physician with written confirmation of their consent to remain on study after receiving an updated informed consent document. The FDA’s partial clinical hold letter identified the following specific deficiencies: there is an unreasonable and significant risk of illness or injury to human subjects; the investigator brochure is misleading, erroneous, and materially incomplete; and that the plan or protocol is deficient in design to meet its stated objectives. In its partial clinical hold letter, the FDA also identified the information needed to resolve these deficiencies. Although CEL-SCI believes it addressed each of the deficiencies identified by the FDA in its November 17, 2016 response to the FDA, CEL-SCI nevertheless requested a face-to-face meeting with the FDA. On December 8, 2016, the FDA advised CEL-SCI that the agency was denying CEL-SCI’s request for a meeting at this time because FDA’s review of CEL-SCI’s November 17, 2016 response was ongoing. CEL-SCI was also advised that it will be receiving a letter addressing CEL-SCI’s response by December 18, 2016. CEL-SCI will not be able to enroll any additional patients in the Phase 3 study unless FDA lifts the clinical hold. In addition, in the spring of 2016, the IDMC recommended to CEL-SCI that new patient enrollment should stop in the Phase 3 study, but patients already on study should continue to be treated and followed. CEL-SCI expects to work through the concerns raised by the IDMC while CEL-SCI works through the partial hold with FDA. However, if the clinical hold is not removed or if it is determined that the study has been compromised or if the IDMC does not allow enrollment to continue, the study may be terminated.

CEL-SCI has incurred significant losses since inception, and CEL-SCI anticipates that it will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

CEL-SCI has a history of net losses, expects to incur substantial losses and have negative operating cash flow for the foreseeable future, and may never achieve or maintain profitability.  Since the date of its formation and through September 30, 2016, CEL-SCI incurred net losses of approximately $286 million. CEL-SCI has relied principally upon the proceeds from the public and private sales of its securities to finance its activities to date. To date, CEL-SCI has not commercialized any products or generated any revenue from the sale of products, and CEL-SCI does not expect to generate any product revenue for the foreseeable future. CEL-SCI does not know whether or when it will generate product revenue or become profitable.

CEL-SCI is heavily dependent on the success of Multikine which is under clinical development. CEL-SCI cannot be certain that Multikine will receive regulatory approval or be successfully commercialized even if CEL-SCI receives regulatory approval. On September 26, 2016, FDA placed CEL-SCI’s Phase 3 clinical trial for Multikine on partial clinical hold. CEL-SCI will not be able to enroll any additional patients in the Phase 3 clinical trial unless FDA removes the clinical hold. In addition, prior to FDA’s issuance of the partial clinical hold, CEL-SCI was discussing with its Independent Data Monitoring Committee issues related to enrollment of additional patients in trial. Multikine is the only product candidate in late-stage clinical development, and CEL-SCI’s business currently depends heavily on its successful development, regulatory approval and commercialization. CEL-SCI has no drug products for sale currently and may never be able to develop approved and marketable drug products.

Even if CEL-SCI succeeds in developing and commercializing one or more of its product candidates, CEL-SCI expects to continue to incur significant operating and capital expenditures as CEL-SCI:

●
continues to undertake preclinical development and clinical trials for product candidates;
●
seeks regulatory approvals for product candidates;
●
implements additional internal systems and infrastructure.

To become and remain profitable, CEL-SCI must succeed in developing and commercializing product candidates which must generate significant revenue. This will require CEL-SCI to be successful in a range of challenging activities, including completing preclinical testing and clinical trials of its product candidates, discovering or acquiring additional product candidates, obtaining regulatory approval for these product candidates and manufacturing, marketing and selling any products for which CEL-SCI may obtain regulatory approval. CEL-SCI is only in the preliminary stages of most of these activities. CEL-SCI may never succeed in these activities and, even if CEL-SCI does, may never generate revenue that is significant enough to achieve profitability.

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

As of September 30, 2016, CEL-SCI had cash and cash equivalents of $2.9 million.  CEL-SCI believes that it will continue to expend substantial resources for the foreseeable future developing Multikine, LEAPS and any other product candidates or technologies that it may develop or acquire. These expenditures will include costs associated with research and development, potentially obtaining regulatory approvals and having the products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of the current and anticipated clinical trials is highly uncertain, CEL-SCI cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of the product candidates.

CEL-SCI’s future capital requirements depend on many factors, including:

●
the rate of progress of, results of and cost of completing Phase 3 clinical development of Multikine for the treatment of certain head and neck cancers;

●
the results of the applications to and meetings with the FDA, the EMA and other regulatory authorities and the consequential effect on operating costs;
●
assuming favorable Phase 3 clinical results, the cost, timing and outcome of the efforts to obtain marketing approval for Multikine in the United States, Europe and in other jurisdictions, including the preparation and filing of regulatory submissions for Multikine with the FDA, the EMA and other regulatory authorities;
●
the scope, progress, results and costs of additional preclinical, clinical, or other studies for additional indications for Multikine, LEAPS and other product candidates and technologies that CEL-SCI may develop or acquire;
●
the timing of, and the costs involved in, obtaining regulatory approvals for LEAPS if clinical studies are successful;
●
the cost and timing of future commercialization activities for the products, if any of the product candidates are approved for marketing, including product manufacturing, marketing, sales and distribution costs;
●
the revenue, if any, received from commercial sales of the product candidates for which CEL-SCI receives marketing approval;
●
the cost of having the product candidates manufactured for clinical trials and in preparation for commercialization;
●
the ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
●
the costs involved in preparing, filing and prosecuting patent applications and maintaining, defending and enforcing its intellectual property rights, including litigation costs, and the outcome of such litigation; and
●
the extent to which CEL-SCI acquires or in-licenses other products or technologies.

Based on the current operating plan, and absent any future financings or strategic partnerships, CEL-SCI believes that its existing cash and cash equivalents and investments will be sufficient to fund the projected operating expenses and capital expenditure requirements into the second quarter of fiscal year 2017. However, CEL-SCI’s operating plan may change as a result of many factors currently unknown to CEL-SCI, and CEL-SCI may need additional funds sooner than planned. Additional funds may not be available when CEL-SCI needs them on terms that are acceptable to CEL-SCI, or at all. If adequate funds are not available to CEL-SCI on a timely basis, CEL-SCI may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for Multikine, LEAPS, or any other product candidates or technologies that CEL-SCI develops or acquires, or delay, limit, reduce or terminate its sales and marketing capabilities or other activities that may be necessary to commercialize its product candidates. Due to recurring losses from operations and future liquidity needs, there is substantial doubt about CEL-SCI’s ability to continue as a going concern without additional capital becoming available. The doubt about CEL-SCI’s ability to continue as a going concern could have an adverse impact on CEL-SCI’s ability to execute its business plan, result in the reluctance on the part of certain suppliers to do business with CEL-SCI, or adversely affect CEL-SCI’s ability to raise additional debt or equity capital.

The costs of the product candidates development and clinical trials are difficult to estimate and will be very high for many years, preventing CEL-SCI from making a profit for the foreseeable future, if ever.

Clinical and other studies necessary to obtain approval of a new drug can be time consuming and costly, especially in the United States, but also in foreign countries. The estimates of the costs associated with future clinical trials and research may be substantially lower than what CEL-SCI actually experiences. It is impossible to predict what CEL-SCI will face in the development of a product candidate, such as Multikine. The purpose of clinical trials is to provide both CEL-SCI and regulatory authorities with safety and efficacy data in humans. It is relatively common to revise a trial or add subjects to a trial in progress. The difficult and often complex steps necessary to obtain regulatory approval, especially that of the FDA and the EMA, involve significant costs and may require several years to complete. CEL-SCI expects that it will need substantial additional financing over an extended period of time in order to fund the costs of future clinical trials, related research, and general and administrative expenses.

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

CEL-SCI is currently involved in a pending arbitration proceeding, CEL-SCI Corporation v. inVentiv Health Clinical, LLC (f/k/a PharmaNet LLC) and PharmaNet GmbH (f/k/a PharmaNet AG). CEL-SCI initiated the proceedings against inVentiv Health Clinical, LLC, or inVentiv, the former third-party CRO, and is seeking payment for damages related to inVentiv’s prior involvement in the Phase 3 clinical trial of Multikine. The arbitration claim, initiated under the Commercial Rules of the American Arbitration Association, alleges (i) breach of contract, (ii) fraud in the inducement, and (iii) common law fraud. Currently, CEL-SCI is seeking at least $50 million in damages in its amended statement of claim.

In an amended statement of claim, CEL-SCI asserted the claims set forth above as well as an additional claim for professional malpractice.  The arbitrator subsequently granted inVentiv’s motion to dismiss the professional malpractice claim based on the “economic loss doctrine” which, under New Jersey law, is a legal doctrine that, under certain circumstances, prohibits bringing a negligence-based claim alongside a claim for breach of contract.  The arbitrator denied the remainder of inVentiv’s motion, which had sought to dismiss certain other aspects of the amended statement of claim.  In particular, the arbitrator rejected inVentiv’s argument that several aspects of the amended statement of claim were beyond the arbitrator’s jurisdiction.

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

In October 2015 CEL-SCI signed an arbitration funding agreement with a company established by Lake Whillans Litigation Finance, LLC, a firm specializing in funding litigation expenses. Pursuant to the agreement, an affiliate of Lake Whillans provides CEL-SCI with up to $5 million in funding for litigation expenses to support its arbitration claims against inVentiv. The funding is available to CEL-SCI to fund the expenses of the ongoing arbitration and will only be repaid if CEL-SCI receives proceeds from the arbitration.

The arbitration hearing on the merits began on September 26, 2016.

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

CEL-SCI has received a subpoena from the Securities and Exchange Commission.

CEL-SCI has received subpoenas from the Securities and Exchange Commission, which is conducting a non-public, private investigation relating to certain of CEL-SCI’s private and public financings as well as reports, articles and other publications prepared by third parties concerning CEL-SCI, the pending arbitration between CEL-SCI and CEL-SCI’s former CRO, inVentiv Health, and CEL-SCI’s Phase 3 clinical trial. This is the first SEC investigation involving CEL-SCI. While CEL-SCI is confident that it has the appropriate policies and procedures in place to ensure compliance with all SEC rules and regulations, CEL-SCI cannot predict when the SEC will conclude its investigation or the outcome of the investigation. CEL-SCI is cooperating fully with the SEC in this matter.

Compliance with changing regulations concerning corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time. CEL-SCI is committed to maintaining high standards of corporate governance and public disclosure. Complying with evolving interpretations of new or changing legal requirements may cause CEL-SCI to incur higher costs as CEL-SCI revises current practices, policies and procedures, and may divert management time and attention from potential revenue-generating activities to compliance matters. If the efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, CEL-SCI’s reputation may also be harmed. Further, CEL-SCI’s board members, chief executive officer, and other executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, CEL-SCI may have difficulty attracting and retaining qualified board members and executive officers, which could harm its business.

CEL-SCI has not established a definite plan for the marketing of Multikine, if approved.

CEL-SCI has not established a definitive plan for marketing nor has CEL-SCI established a price structure for any of its product candidates, if approved. However, CEL-SCI intends, if it is in a position to do so, to sell Multikine itself in certain markets where it is approved, and or to enter into written marketing agreements with various third parties with established sales forces in such markets.  The sales forces in turn would, CEL-SCI believes, focus on selling Multikine to targeted cancer centers, physicians and clinics involved in the treatment of head and neck cancer. CEL-SCI has already licensed future sales of Multikine, if approved, to three companies: Teva Pharmaceuticals in Israel, Turkey, Serbia and Croatia; Orient Europharma in Taiwan, Singapore, Hong Kong, Malaysia, South Korea, the Philippines, Australia and New Zealand; and Byron BioPharma, LLC in South Africa.  CEL-SCI believes that these companies will have the resources to market Multikine appropriately in their respective territories, if approved, but there is no guarantee that they will.  There is no assurance that CEL-SCI will be able to find qualified third-party partners to market its products in other areas, on terms that are favorable to CEL-SCI, or at all.

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

CEL-SCI hopes to expand its clinical development capabilities in the future, and any difficulties hiring or retaining key personnel or managing this growth could disrupt its operations.

CEL-SCI is highly dependent on the principal members of its management and development staff. If the Phase 3 Multikine clinical trial is successful, CEL-SCI expects to expand its clinical development and manufacturing capabilities, which will involve hiring additional employees. Future growth will require CEL-SCI to continue to implement and improve its managerial, operational and financial systems and continue to retain, recruit and train additional qualified personnel, which may impose a strain on its administrative and its operational infrastructure. The competition for qualified personnel in the biopharmaceutical field is intense. CEL-SCI is highly dependent on its ability to attract, retain and motivate highly qualified management and specialized personnel required for clinical development. Due to limited resources, CEL-SCI may not be able to manage effectively the expansion of its operations or recruit and train additional qualified personnel.  If CEL-SCI is unable to retain key personnel or manage its future growth effectively, CEL-SCI may not be able to implement its business plan.

If product liability or patient injury lawsuits are brought against CEL-SCI, CEL-SCI may incur substantial liabilities and may be required to limit clinical testing or future commercialization of Multikine or its other product candidates.

CEL-SCI faces an inherent risk of product liability as a result of the clinical testing of Multikine and other product candidates, and will face an even greater risk if CEL-SCI commercializes any of its product candidates. For example, CEL-SCI may be sued if its Multikine or LEAPS product candidates, or any other future product candidates, allegedly cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing or, if approved, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts.

Furthermore, Multikine is made, in part, from components of human blood. There are inherent risks associated with products that involve human blood such as possible contamination with viruses, including hepatitis or HIV. Any possible contamination could cause injuries to patients who receive contaminated Multikine, or could require CEL-SCI to destroy batches of Multikine, thereby subjecting CEL-SCI to possible financial losses, lawsuits and harm to its business.

If CEL-SCI cannot successfully defend itself against product liability claims, CEL-SCI may incur substantial liabilities or be required to limit or cease the clinical testing or commercialization of its product candidates, if approved. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

●
decreased demand for Multikine or other product candidates, if approved;
●
injury to CEL-SCI’s reputation;
●
withdrawal of existing, or failure to enroll additional, clinical trial participants;
●
costs to defend any related litigation;
●
a diversion of management’s time and resources;
●
substantial monetary awards to trial participants or patients;
●
product candidate recalls, withdrawals or labeling, marketing or promotional restrictions;
●
loss of revenue;
●
inability to commercialize Multikine or other product candidates; and
●
a decline in the price of CEL-SCI’s common stock.

Although CEL-SCI has product liability insurance for Multikine in the amount of $5.0 million, the successful prosecution of a product liability case against CEL-SCI could have a materially adverse effect upon its business if the amount of any judgment exceeds the insurance coverage. Any claim that may be brought against CEL-SCI could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by CEL-SCI’s insurance or that is in excess of the limits of the insurance coverage. CEL-SCI’s insurance policies also have various exclusions, and CEL-SCI may be subject to a claim for which CEL-SCI has no coverage. CEL-SCI may have to pay any amounts awarded by a court or negotiated in a settlement that exceed the coverage limitations or that are not covered by its insurance, and CEL-SCI may not have, or be able to obtain, sufficient capital to pay such amounts.  CEL-SCI commenced the Phase 3 clinical trial for Multikine in December 2010. Although no claims have been brought to date, participants in the clinical trials could bring civil actions against CEL-SCI for any unanticipated harmful effects allegedly arising from the use of Multikine or any other product candidate that CEL-SCI may attempt to develop.

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

●
the efficacy and safety as demonstrated in clinical trials;
●
the timing of market introduction of such product candidate as well as competitive products;
●
the clinical indications for which the drug is approved;
●
the approval, availability, market acceptance and reimbursement for the companion diagnostic;
●
acceptance by physicians, major operators of cancer clinics and patients of the drug as a safe and effective treatment;
●
the potential and perceived advantages of a product candidate over alternative treatments, especially with respect to patient subsets that are targeted with a product candidate;
●
the safety of a product candidate seen in a broader patient group, including its use outside the approved indications;
●
the cost of treatment in relation to alternative treatments;
●
the availability of adequate reimbursement and pricing by third-party payors and government authorities;
●
relative convenience and ease of administration;
●
the prevalence and severity of adverse side effects; and
●
the effectiveness of sales and marketing efforts.

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

As a result of our recurring losses from operations, our independent registered public accounting firm, BDO USA, LLP, has issued a report in connection with their audit of our financial statements for the year ended September 30, 2016, that included an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. The doubt about our ability to continue as a going concern could have an adverse impact on our ability to execute our business plan, result in the reluctance on the part of certain suppliers to do business with us, or adversely affect our ability to raise additional debt or equity capital.

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

Although CEL-SCI is involved in Phase 1 and Phase 3 clinical trials for Multikine, CEL-SCI may experience delays in the clinical trials and CEL-SCI does not know whether the clinical trials will need to be redesigned, enroll patients on a timely basis or be completed on schedule, if at all. Clinical trials can be delayed for a variety of reasons, including delays related to:

●
the availability of financial resources needed to commence and complete the planned trials;
●
obtaining regulatory approval to commence a trial;
●
suspending enrollment in clinical trials, as in the case of the partial clinical hold issued by FDA related to our Phase 3 clinical trial for Multikine;

●
reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
●
obtaining Institutional Review Board, or IRB, approval at each clinical trial site;
●
recruiting suitable patients to participate in a trial;
●
having patients complete a trial or return for post-treatment follow-up;
●
clinical trial sites deviating from trial protocol or dropping out of a trial;
●
adding new clinical trial sites; or
●
manufacturing sufficient quantities of the product candidate for use in clinical trials.

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

On October 31, 2013, CEL-SCI commenced arbitration proceedings against inVentiv Health Clinical, LLC, or inVentiv, its former clinical research organization (CRO). The arbitration claim, initiated under the Commercial Rules of the American Arbitration Association, alleges (i) breach of contract, (ii) fraud in the inducement, and (iii) common law fraud. Currently, CEL-SCI is seeking at least $50 million in damages in its amended statement of claim.

In connection with the pending arbitration proceedings, inVentiv has asserted counterclaims against us for (i) breach of contract, seeking at least $2 million in damages for services allegedly performed by inVentiv; (ii) breach of contract, seeking at least $1 million in damages for CEL-SCI alleged use of inVentiv’s name in connection with publications and promotions in violation of the parties’ contract; (iii) opportunistic breach, restitution and unjust enrichment, seeking at least $20 million in disgorgement of alleged unjust profits allegedly made by CEL-SCI as a result of the purported breaches referenced in subsection (ii); and (iv) defamation, seeking at least $1 million in damages for allegedly defamatory statements made about inVentiv.

Should CEL-SCI’s allegations be found to be true, regulatory authorities may rule the data collected by that the former CRO unusable in support of our marketing applications. Even if CEL-SCI’s allegations are not found to be true, regulatory authorities may rule the data collected by that former CRO unusable in support of our marketing applications. In either case, CEL-SCI has proposed to enroll approximately 125 additional subjects in its Phase 3 study beyond the study design that was in place prior to FDA’s imposition of a partial clinical hold on the study, but those additional subjects can only be enrolled if the partial clinical hold is lifted. The need to enroll those additional patients will cause additional delays in our clinical testing and development program, and there is no guarantee that the partial clinical hold will be lifted, that if the partial clinical hold is lifted the study will be in a position that additional patients can be recruited and enrolled, or that CEL-SCI can successfully enroll the additional patients necessary to complete the study if the clinical hold is lifted. Currently, the Phase 3 study has been placed on partial clinical hold by FDA. In its partial clinical hold letter, FDA identified the following specific deficiencies: a) FDA stated that there is an unreasonable and significant risk of illness or injury to human subjects; b) FDA stated that the investigator brochure is misleading, erroneous, and materially incomplete; and c) FDA stated that the plan or protocol is deficient in design to meet its stated objectives. In its partial clinical hold letter, FDA also identified the information needed to resolve these deficiencies. In CEL-SCI’s response submitted to FDA on November 18, 2016, CEL-SCI believes it addressed each of the deficiencies identified by FDA, requested a face-to-face meeting with FDA, and detailed its commitment to diligently work with FDA in an effort to have the partial clinical hold for the study lifted. On December 8, 2016, the FDA advised CEL-SCI that the agency was denying CEL-SCI's request for a meeting at this time because FDA's review of CEL-SCI's November 17, 2016 response was ongoing. CEL-SCI was also advised that it will be receiving a letter addressing CEL-SCI's response by December 18, 2016. If the partial clinical hold is not ever lifted, the Phase 3 study will not be able to be completed to its prespecified endpoints in a timely manner, if at all, and, if the Phase 3 study cannot be completed to its prespecified endpoints, the study would not be able to be used as the pivotal study supporting a marketing application in the United States, and at least one entirely new Phase 3 pivotal study would need to be conducted to provide the pivotal study supporting a marketing application in the United States. Even if the partial clinical hold is lifted, if it is not lifted in a timely fashion, the nature and duration of the partial clinical hold could irreparably harm the data from the Phase 3 study such that it may no longer be able to be used as the pivotal study supporting a marketing application in the United States. Even if the partial clinical hold is lifted in a timely fashion, it remains possible that the regulatory authorities could determine that the Phase 3 study is not sufficient to be used as a single pivotal study supporting a marketing application in the United States. In either of these latter circumstances, at least one entirely new Phase 3 pivotal study would need to be conducted to provide the pivotal study supporting a marketing application in the United States. If there is a need to conduct an additional Phase 3 pivotal study, any such requirement would have significant and severe material consequences for CEL-SCI and could impact its ability to continue as a going concern.

CEL-SCI could also encounter significant delays and/or need to terminate a development program for a product candidate if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of the product candidates in addition to existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by CEL-SCI, one or more of the IRBs for the institutions in which such trials are being conducted, by CEL-SCI upon a final recommendation by the Independent Data Monitoring Committee, or IDMC, with which CEL-SCI agrees for such trial, or by FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or the clinical protocols, as a result of inspection of the clinical trial operations or trial site(s) by FDA or other regulatory authorities, the imposition of a clinical hold or partial clinical hold such as the partial clinical hold currently imposed by FDA on the Phase 3 study of our investigational drug Multikine as detailed elsewhere in this prospectus supplement, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. The occurrence of any one or more of these events would have significant and severe material consequences for us and could impact our ability to continue as an ongoing concern.

If CEL-SCI experiences termination of, or delays in the completion of, any clinical trial of its product candidates, the commercial prospects for the product candidates will be harmed, and the ability to generate product revenues will be delayed. In addition, any delays in completing the clinical trials will increase the costs, slow the product development and approval process and jeopardize the ability to commence product sales and generate revenues. Any of these occurrences may harm CEL-SCI’s business, prospects, financial condition and results of operations significantly. Many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to a delay or the denial of regulatory approval for the product candidates.

CEL-SCI cannot be certain when or under what conditions it will undertake future clinical trials.  A variety of issues may delay the Phase 3 clinical trial for Multikine, such as patients in the Phase 3 clinical trial dying at a slower rate than projected and the existing partial clinical hold, or preclinical and early clinical trials for the other product candidates.  For example, early trials, or the plans for later trials, may not satisfy the requirements of regulatory authorities, such as the FDA. CEL-SCI may fail to find subjects willing to enroll in the trials. CEL-SCI manufactures Multikine in its manufacturing facility, but relies on third-party vendors to manage the trial process and other activities, and these vendors may fail to meet appropriate standards.  Accordingly, the clinical trials relating to the product candidates may not be completed on schedule, the FDA or foreign regulatory agencies may order CEL-SCI to stop or modify research, or these agencies may not ultimately approve any of the product candidates for commercial sale. Varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of the product candidates. The data collected from the clinical trials may not be sufficient to support regulatory approval of the various product candidates, including Multikine. The failure to adequately demonstrate the safety and efficacy of any of the product candidates would delay or prevent regulatory approval of the product candidates in the United States, which could prevent CEL-SCI from achieving profitability. Although CEL-SCI had positive results in the Phase 2 trials for Multikine, those results were for a very small sample set, and CEL-SCI will not know how Multikine will perform in a larger set of subjects until CEL-SCI is well into, or completes, the Phase 3 clinical trial.

The development and testing of product candidates and the process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources.  Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, termination of the Phase 3 study, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement or civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on CEL-SCI.

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

CEL-SCI has only limited experience in filing and pursuing applications necessary to gain regulatory approvals.  The lack of experience may impede the ability to obtain timely approvals from regulatory agencies, if at all. CEL-SCI will not be able to commercialize Multikine and other product candidates until CEL-SCI has obtained regulatory approval.  In addition, regulatory authorities may also limit the types of patients to which CEL-SCI or its third-party partners may market Multikine or the other product candidates. Any failure to obtain or any delay in obtaining required regulatory approvals may adversely affect CEL-SCI’s or its third-party partners’ ability to successfully market the product candidates.

Even if CEL-SCI obtains regulatory approval for its investigational products, CEL-SCI will be subject to stringent, ongoing government regulation.

If CEL-SCI’s investigational products receive regulatory approval, either in the United States or internationally, those products will be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, and may contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance of the safety and efficacy of the investigational products.  CEL-SCI will continue to be subject to extensive regulatory requirements. These regulations are wide-ranging and govern, among other things:

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
●
labeling changes or modifications.

CEL-SCI and any of its third-party manufacturers or suppliers must continually adhere to federal regulations setting forth requirements, known as current, Good Manufacturing Practices, or cGMPs, and their foreign equivalents, which are enforced by the FDA, the EMA and other national regulatory bodies through their facilities inspection programs. If the facilities, or the facilities of the contract manufacturers or suppliers, cannot pass a pre-approval plant inspection or fail such inspections in the future, the FDA, EMA or other national regulators will not approve the marketing applications for the product candidates, or may withdraw any prior approval. In complying with cGMP and foreign regulatory requirements, CEL-SCI and any of its potential third-party manufacturers or suppliers will be obligated to expend time, money and effort in production, record-keeping and quality control to ensure that the product candidates meet applicable specifications and other requirements.

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

The FDA and other governmental authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of CEL-SCI’s product candidates. If CEL-SCI is slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if CEL-SCI is not able to maintain regulatory compliance, CEL-SCI may lose any marketing approval that it may have obtained, which would adversely affect its business, prospects and ability to achieve or sustain profitability.  CEL-SCI cannot predict the extent of adverse government regulations which might arise from future legislative or administrative action. Without government approval, CEL-SCI will be unable to sell any of its product candidates.

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

Additionally, if one or more of the product candidates receives marketing approval, and CEL-SCI or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

●
regulatory authorities may withdraw approvals of such product;
●
regulatory authorities may require additional warnings on the label;
●
CEL-SCI may be required to create a medication guide outlining the risks of such side effects for distribution to patients;
●
CEL-SCI could be sued and held liable for harm caused to patients; and
●
CEL-SCI’s reputation may suffer.

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

CEL-SCI has relied upon and plans to continue to rely upon third-party CROs to prepare for, conduct, monitor and manage data for its ongoing preclinical and clinical programs. CEL-SCI relies on these parties for all aspects of the execution of its preclinical studies and clinical trials, and although CEL-SCI diligently oversees and carefully manages the CROs, CEL-SCI directly controls only certain aspects of their activities and relies upon them to provide timely, complete, and accurate reports on the conduct of the studies. Although such third parties provide support and represent CEL-SCI for regulatory purposes in the context of the clinical trials, ultimately CEL-SCI is responsible for ensuring that each of the studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and the reliance on the CROs does not relieve CEL-SCI of its regulatory responsibilities. CEL-SCI and the CROs acting on CEL-SCI’s behalf as well as principal investigators and trial sites are required to comply with Good Clinical Practice, or GCP, and other applicable requirements, which are implemented through regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of the products in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If CEL-SCI or any of the CROs fail to comply with applicable GCPs or other applicable regulations, the clinical data generated in the clinical trials may be determined to be unreliable and CEL-SCI may therefore need to enroll additional subjects in the clinical trials, or the FDA, EMA or comparable foreign regulatory authorities may require CEL-SCI to perform an additional clinical trial or trials before approving the marketing applications. Moreover, if CEL-SCI or any of the CROs, principal investigators, or trial sites, fail to comply with applicable regulatory and GCP requirements, then CEL-SCI, the CROs, principal investigators, or trial sites may be subject to enforcement actions, such as fines, warning letters, untitled letters, clinical holds, civil or criminal penalties, and/or injunctions. CEL-SCI cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of the clinical trials comply with GCP regulations. In addition, the clinical trials must be conducted with product produced under GMP regulations. The failure to comply with these regulations may require CEL-SCI to delay or repeat clinical trials, which would delay the regulatory approval process.

For example, CEL-SCI is currently involved in a dispute with the former CRO relating to the conduct of the Phase 3 study where CEL-SCI alleges (i) breach of contract, (ii) fraud in the inducement and (iii) fraud. In connection with this dispute, CEL-SCI has alleged that the CRO failed to properly select, monitor and supervise the study sites and principal investigators, ensure proper enrollment of subjects, and ensure strict compliance with the Phase 3 trial protocol and GCP and other applicable regulatory requirements. Should CEL-SCI’s allegations be found to be true regulatory authorities may rule the data collected by that former CRO unusable in support of the marketing applications. This would result in CEL-SCI having to enroll approximately 125 additional subjects in the Phase 3 study beyond its current plans, which could cause additional delays in the clinical testing and development program. Currently the Phase 3 study is on partial clinical hold.

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

Switching or adding additional CROs involves additional cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays may occur, which can materially impact CEL-SCI’s ability to meet the desired clinical development timelines. Though CEL-SCI diligently oversees and carefully manages its relationships with the CROs, there can be no assurance that CEL-SCI will not encounter similar challenges or delays in clinical development in the future or that these delays or challenges will not have a material adverse impact on CEL-SCI’s business, financial condition and prospects.

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

●
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

●
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

●
the civil monetary penalties statute, which imposes penalties against any person or entity who, among other things, is determined to have presented or caused to be presented a claim to a federal health program that the person knows or should know is for an item or service that was not provided as claimed or is false or fraudulent;

●
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

●
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

●
the federal Physician Payments Sunshine Act and its implementing regulations, which imposed annual reporting requirements for certain manufacturers of drugs, devices, biologicals and medical supplies for payments and “transfers of value” provided to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and

●
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

Efforts to ensure that the future business arrangements with third parties will comply with applicable healthcare laws and regulations may involve substantial costs. It is possible that governmental authorities will conclude that the business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws. If CEL-SCI’s operations are found to be in violation of any of these laws or any other governmental regulations, CEL-SCI may be subject to significant civil, criminal and administrative penalties, including, without limitation, damages, fines, imprisonment, exclusion from participation in government healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of the operations, all of which could significantly harm CEL-SCI’s business. If any of the physicians or other healthcare providers or entities with whom CEL-SCI expects to do business, including current and future collaborators, are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from participation in government healthcare programs, which could also adversely affect CEL-SCI’s business.

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

Risks Related to Intellectual Property

CEL-SCI may not be able to achieve or maintain a competitive position, and other technological developments may result in its proprietary technologies becoming uneconomical or obsolete.

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

●
CEL-SCI was the first to make the inventions covered by each of its issued patents and pending patent applications;
●
CEL-SCI was the first to file patent applications for these inventions;
●
others will independently develop similar or alternative technologies or duplicate any of the technologies;
●
any of the pending patent applications will result in issued patents;
●
any of the patents will be valid or enforceable;
●
any patents issued to CEL-SCI or the collaboration partners will provide CEL-SCI with any competitive advantages, or will be challenged by third parties;

●
CEL-SCI will be able to develop additional proprietary technologies that are patentable;
●
the U.S. government will exercise any of its statutory rights to CEL-SCI’s intellectual property that was developed with government funding; or
●
its business may infringe the patents or other proprietary rights of others.

CEL-SCI’s patents might not protect its technology from competitors, in which case CEL-SCI may not have any advantage over competitors in selling any products that CEL-SCI may develop.

CEL-SCI’s commercial success will depend in part on its ability to obtain additional patents and protect its existing patent position, as well as its ability to maintain adequate intellectual property protection for the technologies, product candidates, and any future products in the United States and other countries. If CEL-SCI does not adequately protect its technology, product candidates and future products, competitors may be able to use or practice them and erode or negate any competitive advantage CEL-SCI may have, which could harm CEL-SCI’s business and ability to achieve profitability. The laws of some foreign countries do not protect the proprietary rights to the same extent or in the same manner as U.S. laws, and CEL-SCI may encounter significant problems in protecting and defending its proprietary rights in these countries. CEL-SCI will be able to protect its proprietary rights from unauthorized use by third parties only to the extent that its proprietary technologies, product candidates and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

CEL-SCI considers proprietary trade secrets and/or confidential know-how and unpatented know-how to be important to its business.  Much of the intellectual property pertains to CEL-SCI’S manufacturing system, certain aspects of which may not be suitable for patent filings and must be protected as trade secrets and/or confidential know-how.  This type of information must be protected diligently by CEL-SCI to protect its disclosure to competitors, since legal protections after disclosure may be minimal or non-existent.  Accordingly, much of the value of this intellectual property is dependent upon the ability of CEL-SCI to keep the trade secrets and know-how confidential.

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

CEL-SCI may be subject to claims challenging the inventorship or ownership of its patents and other intellectual property.

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

CEL-SCI expects that significant additional capital will be needed in the future to continue its planned operations. To raise additional capital, CEL-SCI may in the future offer additional shares of its common stock or other securities convertible into or exchangeable for the common stock.    To the extent CEL-SCI raises additional capital by issuing equity securities, the stockholders may experience substantial dilution. These sales may result in material dilution to CEL-SCI’s existing stockholders and new investors could gain rights superior to existing stockholders.

CEL-SCI’s outstanding options and warrants may adversely affect the trading price of its common stock.

As of September 30, 2016, there were outstanding warrants and options which allow the holders to purchase 86,059,564 shares that may be issued upon the exercise of outstanding warrants, with a weighted average exercise price of $0.97 per share, and 8,589,287 shares that may be issued upon the exercise of outstanding options, with a weighted average exercise price of $2.37 per share. The outstanding options and warrants could adversely affect the ability of CEL-SCI to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when CEL-SCI may be able to obtain additional capital through a new offering of securities on terms more favorable to CEL-SCI than the terms of the outstanding options and warrants.  For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of its common stock without assuming the risk of ownership.  The issuance of shares upon the exercise of outstanding options and warrants will also dilute the ownership interests of CEL-SCI’s existing stockholders.

CEL-SCI’s ability to utilize its net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. Taking into account the public offerings and other transactions, CEL-SCI may have triggered an “ownership change” limitation. In addition, CEL-SCI may experience ownership changes in the future as a result of subsequent shifts in its stock ownership, some of which are outside its control. As a result, the ability to use the pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could result in increased tax liability to CEL-SCI.

Since CEL-SCI does not intend to pay dividends on its common stock, any potential return to investors will result only from any increases in the price of its common stock.

At the present time, CEL-SCI intends to use available funds to finance its operations. Accordingly, while payment of dividends rests within the discretion of its board of directors, no common stock dividends have been declared or paid by CEL-SCI and it has no intention of paying any common stock dividends in the foreseeable future. Additionally, any future debt financing arrangement may contain terms prohibiting or limiting the amount of dividends that may be declared or paid on CEL-SCI’s common stock.  Any return to CEL-SCI’s shareholders will therefore be limited to appreciation in the price of its common stock, which may never occur.  If CEL-SCI’s stock price does not increase, CEL-SCI’S shareholders are unlikely to receive any return on their investments in CEL-SCI’s common stock.

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

CEL-SCI’s stock price has been, and is likely to continue to be, volatile. As a result of this volatility, CEL-SCI’s shareholders may not be able to sell their shares at or above its current market price. The market price for CEL-SCI’s common stock may be influenced by many factors, including:

●
actual or anticipated fluctuations in CEL-SCI’s financial condition and operating results;
●
actual or anticipated changes in CEL-SCI’s growth rate relative to competitors;
●
competition from existing products or new products or product candidates that may emerge;
●
development of new technologies that may address the markets and may make CEL-SCI’s technology less attractive;
●
changes in physician, hospital or healthcare provider practices that may make CEL-SCI’s product candidates less useful;
●
announcements by CEL-SCI, its partners or competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;
●
developments or disputes concerning patent applications, issued patents or other proprietary rights;
●
the recruitment or departure of key personnel;
●
failure to meet or exceed financial estimates and projections of the investment community or that CEL-SCI provides to the public;
●
actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;
●
variations in its financial results or those of companies that are perceived to be similar to CEL-SCI;
●
changes to coverage and reimbursement levels by commercial third-party payors and government payors, including Medicare, and any announcements relating to reimbursement levels;
●
general economic, industry and market conditions; and
●
the other factors described in this “Risk Factors” section.

CEL-SCI has been advised that it is not in compliance with certain continued listing standards of the NYSE MKT.

On December 9, 2016, CEL-SCI received a letter from the NYSE MKT, its current listing exchange, which advised CEL-SCI that, based upon its June 30, 2016 10-Q report, CEL-SCI was noncompliant with certain continued listing standards of the NYSE MKT. CEL-SCI can maintain its listing by submitting a plan of compliance by January 9, 2017. This plan must advise of actions CEL-SCI has taken or will take to regain compliance with the continued listing standards by June 11, 2018. CEL-SCI intends to submit such a plan by January 9, 2017. If the plan is not acceptable, or CEL-SCI does not make sufficient progress under the plan to reestablish compliance by June 11, 2018, the staff of the exchange may initiate proceedings to delist CEL-SCI’s securities from the NYSE MKT. CEL-SCI may appeal a delisting determination in accordance with the rules of the exchange.

In addition, the NYSE MKT will not normally remove the securities of an issuer which is otherwise below the stockholders’ equity criteria noted above if the issuer has a market capitalization of at least $50 million.

The letter from the NYSE MKT has no current effect on the listing of CEL-SCI’s securities on the exchange.

Under its amended bylaws, stockholders that initiate certain proceedings may be obligated to reimburse CEL-SCI and its officers and directors for all fees, costs and expenses incurred in connection with such proceedings if the claim proves unsuccessful.

On February 18, 2015, CEL-SCI adopted new bylaws which include a fee-shifting provision in Article X for stockholder claims. Article X provides that in the event any stockholder initiates or asserts a claim against CEL-SCI, or any of its officers or directors, including any derivative claim or claim purportedly filed on CEL-SCI’s behalf, and the stockholder does not obtain a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought, then the stockholder will be obligated to reimburse CEL-SCI and any of its officers or directors named in the action, for all fees, costs and expenses of every kind and description that CEL-SCI or its officers or directors may incur in connection with the claim.  In adopting Article X, it is the intent that:

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

CEL-SCI has a 17,900 square foot laboratory located in Baltimore, Maryland. The laboratory is leased by CEL-SCI at a cost of approximately $11,000 per month. The laboratory lease expires on February 28, 2022.

In August 2007, CEL-SCI leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI’s specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI’s Phase 3 clinical trial and sales of the drug if approved by the FDA. The lease expires on October 31, 2028 and required annual base rent payments of approximately $1.6 million during the twelve months ending September 30, 2016. The annual base rent escalates each year at 3% beginning on November 1st. CEL-SCI is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities, which were approximately $42,000 per month as of September 30, 2016. The lease allows CEL-SCI, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The lease required CEL-SCI to pay $3,150,000 towards the remodeling costs, which is being recouped by reductions in the annual base rent of $303,228 beginning in fiscal year 2014. In August 2011, CEL-SCI was required to deposit $1,670,917, the equivalent of one year of base rent. The $1,670,917 was required to be deposited when the amount of CEL-SCI’s cash had dropped below the amount stipulated in the lease and is included in non-current assets at September 30, 2016.

ITEM 3. LEGAL PROCEEDINGS

 CEL-SCI is currently involved in a pending arbitration proceeding, CEL-SCI Corporation v. inVentiv Health Clinical, LLC (f/k/a PharmaNet LLC) and PharmaNet GmbH (f/k/a PharmaNet AG). CEL-SCI initiated the proceedings against inVentiv Health Clinical LLC, or inVentiv, CEL-SCI’s former third-party CRO, and is seeking payment for damages related to inVentiv’s prior involvement in the Phase 3 clinical trial of Multikine. The arbitration claim, initiated under the Commercial Rules of the American Arbitration Association, alleges (i) breach of contract, (ii) fraud in the inducement, and (iii) common law fraud. Currently, CEL-SCI seeks at least $50 million in damages in its amended statement of claim.

In an amended statement of claim, CEL-SCI asserted the claims set forth above as well as an additional claim for professional malpractice.  The arbitrator subsequently granted inVentiv’s motion to dismiss the professional malpractice claim based on the “economic loss doctrine” which, under New Jersey law, is a legal doctrine that, under certain circumstances, prohibits bringing a negligence-based claim alongside a claim for breach of contract.  The arbitrator denied the remainder of inVentiv’s motion, which had sought to dismiss certain other aspects of the amended statement of claim.  In particular, the arbitrator rejected inVentiv’s argument that several aspects of the amended statement of claim were beyond the arbitrator’s jurisdiction.

In connection with the pending arbitration proceedings, inVentiv has asserted counterclaims against CEL-SCI for (i) breach of contract, seeking at least $2 million in damages for services allegedly performed by inVentiv; (ii) breach of contract, seeking at least $1 million in damages for CEL-SCI’s alleged use of inVentiv’s name in connection with publications and promotions in violation of the parties’ contract; (iii) opportunistic breach, restitution and unjust enrichment, seeking at least $20 million in disgorgement of alleged unjust profits allegedly made by CEL-SCI as a result of the purported breaches referenced in subsection (ii); and (iv) defamation, seeking at least $1 million in damages for allegedly defamatory statements made about inVentiv. CEL-SCI believes inVentiv’s counterclaims are meritless. However, if inVentiv successfully asserts any of its counterclaims, such an adverse determination could have a material adverse effect on CEL-SCI’s business, results, financial condition and liquidity.

In October 2015, CEL-SCI signed an arbitration funding agreement with a company established by Lake Whillans Litigation Finance, LLC, a firm specializing in funding litigation expenses. Pursuant to the agreement, an affiliate of Lake Whillans provides CEL-SCI with funding for litigation expenses to support its arbitration claims against inVentiv. The funding is available to CEL-SCI to fund the expenses of the ongoing arbitration and will only be repaid when CEL-SCI receives proceeds from the arbitration.

The arbitration hearing on the merits (the “trial”) began on September 26, 2016.

ITEM 4. MINE SAFETY DISCLOSURES

      Not applicable.

ITEM 5. MARKET FOR CEL-SCI'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of September 30, 2016 there were approximately 1,000 record holders of CEL-SCI’s common stock. CEL-SCI’s common stock is traded on the NYSE MKT under the symbol “CVM”.

Shown below are the range of high and low quotations for CEL-SCI’s common stock for the periods indicated as reported on the NYSE MKT. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low

12/31/14	$0.91	$0.54
3/31/15	$1.23	$0.59
6/30/15	$1.09	$0.59
9/30/15	$0.80	$0.48

12/31/15	$0.75	$0.36
3/31/16	$0.66	$0.36
6/30/16	$0.60	$0.44
9/30/16	$0.54	$0.24

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

The graph below matches the cumulative 5-year total return of holders of CEL-SCI’s common stock with the cumulative total returns of the NYSE MTK Composite index and the RDG MicroCap Biotechnology index. The graph assumes that the value of an investment in CEL-SCI's common stock and in each of the indexes (including reinvestment of dividends) was $100 on September 30, 2011 and tracks it through September 30, 2016.
The stock price performance included in this graph is not necessarily indicative of future stock price performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
9/11
9/12
9/13
9/14
9/15
9/16
CEL-SCI Corporation
NYSE MKT Composite
RDG MicroCap Biotechnology

*$100 invested on 9/30/11 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

	9/11	9/12	9/13	9/14	9/15	9/16

CEL-SCI Corporation	100.00	94.52	46.58	24.98	16.44	8.36
NYSE MKT Composite	100.00	123.99	127.59	148.86	129.94	145.53
RDG MicroCap Biotechnology	100.00	166.25	182.33	136.22	97.34	52.30

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical consolidated financial data are qualified by reference to, and should be read in conjunction with the consolidated financial statements and the related notes thereto, appearing elsewhere in this report, as well as Item 7 of this report.

Statements of Operations	2016	2015	2014	2013	2012
Grant revenue and other	$285,055	$657,377	$264,033	$159,583	$254,610
Operating expenses:
Research and development	19,351,779	21,098,147	17,172,587	12,934,121	10,814,405
General and administrative	6,486,501	13,855,775	10,665,558	7,093,738	6,683,045
Gain on derivative instruments	14,013,726	282,616	248,767	10,750,666	1,911,683
Loss on debt extinguishment	-	(620,457)	-	-	-
Interest income (expense), net	73,001	(40,260)	(40,920)	(53,337)	(146,153)
Net loss	(11,466,498)	(34,674,646)	(27,366,265)	(9,170,947)	(15,477,310)
Issuance of additional shares due to reset provision			(1,117,447)	-	(250,000)
Modification of warrants				(59,531)	(325,620)
Inducement warrants	-	-	-	-	(1,593,000)
Net loss available to common shareholders	$(11,466,498)	$(34,674,646)	$(28,483,712)	$(9,230,478)	$(17,645,930)

Net loss per common share
Basic	$(0.09)	$(0.42)	$(0.48)	$(0.30)	$(0.70)
Diluted	$(0.09)	$(0.42)	$(0.49)	$(0.66)	$(0.78)
Weighted average common shares outstanding
Basic and diluted	121,655,108	82,519,027	58,804,622	30,279,442	25,183,654

Balance Sheets	2016	2015	2014	2013	2012

Working capital (deficit)	$1,875,874	$2,127,718	$8,496,076	$(1,033,370)	$5,529,438
Total assets	$11,598,247	$15,447,603	$19,230,434	$10,838,572	$16,067,450
Derivative instruments (a)	$8,394,934	$13,686,587	$5,505,246	$433,024	$6,983,690
Total liabilities	$12,554,315	$20,532,722	$8,787,034	$4,138,482	$9,040,018
Stockholders' (deficit) equity	$(956,068)	$(5,085,119)	$10,443,400	$6,700,090	$7,027,432

 (a)
Included in total liabilities.

CEL-SCI's net loss available to common shareholders for each fiscal quarter during the two years ended September 30, 2016 were:

		Net income (loss) per share
Quarter	Net income (loss)	Basic	Diluted

12/31/15	$2,341,813	$0.02	$0.02
3/31/16	$(8,844,855)	$(0.07)	$(0.07)
6/30/16	$(3,849,324)	$(0.03)	$(0.03)
9/30/16	$(1,114,132)	$(0.01)	$(0.01)

12/31/14	$(7,845,318)	$(0.11)	$(0.14)
3/31/2015	$(12,556,236)	$(0.17)	$(0.17)
6/30/2015	$(4,429,137)	$(0.05)	$(0.06)
9/30/2015	$(9,843,955)	$(0.10)	$(0.10)

Variances in quarterly gains and losses for the quarters presented are caused by the changes in the fair value of outstanding warrants accounted for as derivatives each quarter.  These changes in the fair value of the warrants are recorded on the statements of operations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere in this report.

CEL-SCI’s lead investigational therapy, Multikine, is cleared for a Phase 3 clinical trial in advanced primary head and neck cancer. It has received a go-ahead by the U.S. FDA as well as twenty-three other countries.

On September 26, 2016, CEL-SCI received verbal notice from the FDA that the Phase 3 clinical trial in advanced primary head and neck cancer has been placed on clinical hold. Pursuant to this communication from FDA, patients currently receiving study treatments can continue to receive treatment, and patients already enrolled in the study will continue to be followed.

On October 21, 2016, CEL-SCI issued a press release stating the following: “following up on our press release issued on September 26, 2016, we have received the Partial Clinical Hold letter from the U.S. Food and Drug Administration (FDA).  On November 21, 2016, CEL-SCI announced that it had submitted a response to FDA’s Partial Clinical Hold letter referenced above.

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

Results of Operations

Fiscal 2016

During the year ended September 30, 2016, grant and other income decreased by approximately $372,000 compared to the year ended September 30, 2015. The decrease is primarily due to the timing of drug shipments to supply the Company’s partner in Taiwan and the grant income earned by the Company’s Small Business Innovation Research (SBIR) grant during fiscal year 2016 compared to fiscal year 2015.

During the year ended September 30, 2016, research and development expenses decreased by approximately $1.7 million compared to the year ended September 30, 2015. The Company is continuing the Phase 3 clinical trial subject to the partial clinical hold and research and development fluctuates based on the activity level of the clinical trial.

During the year ended September 30, 2016, general and administrative expenses decreased by approximately $7.4 million, compared to the year ended September 30, 2015. Major components of the decrease are 1) Lake Whillans Litigation Finance took over payment of legal fees which were about $4.4 million in fiscal year 2015 in the arbitrations against the former CRO that used to run the Company's Phase 3 trial, 2) a $2.8 million decrease in share-based employee compensation costs, which relates to the timing vesting for the incentive stock bonus plan and 3) other miscellaneous decreases netting to approximately $200,000.

During the years ended September 30, 2016 and 2015, CEL-SCI recorded a derivative gain of approximately $14.0 million and $283,000, respectively. This variation was the result of the change in fair value of the derivative liabilities during the period which was caused by fluctuations in the share price of CEL-SCI’s common stock.

Net interest income (expense) decreased approximately $113,000 during the year ended September 30, 2016 compared to the year ended September 30, 2015, primarily due to an approximate $124,000 reduction in interest expense on the related party loan, which was paid off in January 2016, offset by an approximate $9,000 reduction in interest income due to lower cash balances.

Fiscal 2015

During the year ended September 30, 2015, grant and other income increased by approximately $393,000 compared to the year ended September 30, 2014. The increase is primarily due to the timing of drug shipments to supply the Company’s partner in Taiwan and the grant income earned by the Company’s Small Business Innovation Research (SBIR) grant during fiscal year 2015 compared to fiscal year 2014.

During the year ended September 30, 2015, research and development expenses increased by approximately $3.9 million compared to the year ended September 30, 2014. CEL-SCI is continuing the Phase 3 clinical trial and research and development fluctuates based on the activity level of the clinical trial. In fiscal year 2015, CEL-SCI received clearance from seven new countries for the Phase 3 clinical trial, and enrolled 305 patients in fiscal year 2015 vs 142 in fiscal year 2014.

During the year ended September 30, 2015, general and administrative expenses increased by approximately $3.1 million, compared to the year ended September 30, 2014. This increase is primarily due to an increase of approximately $2.0 million of equity based compensation costs for restricted stock granted, increased legal fees of approximately $1.8 million relating to arbitration with the Company’s former CRO, as discussed in Item 3 above, and an increase of approximately $220,000 in fees for professional services. These increases were offset by a decrease of approximately $788,000 in employee compensation, primarily due to a decrease in the number of stock options issued and vested in 2015 compared to 2014.

During the years ended September 30, 2015 and 2014, CEL-SCI recorded a derivative gain of approximately $283,000 and $249,000, respectively. This variation was the result of the change in fair value of the derivative liabilities during the period which resulted from relative consistencies in the share price of CEL-SCI’s common stock.

Interest expense decreased by approximately $13,000 during the year ended September 30, 2015 compared to the year ended September 30, 2014, and consisted primarily of interest expense on the loan from CEL-SCI’s former president and interest on a capital lease. Effective July 7, 2015, the interest rate on the related party loan was reduced from 15% to 9%, resulting in approximately less interest expense during 2015 than in 2014. Additionally, the modifications of the loan from de Clara Trust were determined to be substantive, resulting in an extinguishment loss of approximately $620,000 during 2015.

Research and Development Expenses

During the five years ended September 30, 2016, CEL-SCI’s research and development efforts involved Multikine and LEAPS. The table below shows the research and development expenses associated with each project during this five-year period.

	2016	2015	2014	2013	2012

MULTIKINE	$18,960,871	$20,604,337	$16,797,809	$12,556,636	$10,423,327
LEAPS	390,908	493,810	374,778	377,485	391,078
TOTAL	$19,351,779	$21,098,147	$17,172,587	$12,934,121	$10,814,405

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

As explained in Item 1 of this report, as of November 30, 2016, CEL-SCI was involved in pre-clinical studies with respect to its LEAPS technology. As with Multikine, CEL-SCI does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its LEAPS technology. Consequently, CEL-SCI cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects.

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

On September 26, 2016, CEL-SCI received verbal notice from the FDA that the Phase 3 clinical trial in advanced primary head and neck cancer has been placed on clinical hold. Pursuant to this communication from FDA, patients currently receiving study treatments can continue to receive treatment, and patients already enrolled in the study will continue to be followed.

On October 21, 2016, CEL-SCI issued a press release stating the following: “following up on our press release issued on September 26, 2016, we have received the Partial Clinical Hold letter from the U.S. Food and Drug Administration (FDA). On November 21, 2016, CEL-SCI announced that it had submitted a response to FDA’s Partial Clinical Hold letter referenced above.

Liquidity and Capital Resources

CEL-SCI has had only limited revenues from operations since its inception in March 1983.  CEL-SCI has relied upon capital generated from the public and private offerings of its common stock and convertible notes.  In addition, CEL-SCI has utilized short-term loans to meet its capital requirements.  Capital raised by CEL-SCI has been used to acquire an exclusive worldwide license to use, and later purchase, certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system and for clinical trials.  Capital has also been used for patent applications, debt repayment, research and development, administrative costs, and the construction of CEL-SCI’s laboratory facilities.  CEL-SCI does not anticipate realizing significant revenues until it enters into licensing arrangements regarding its technology and know-how or until it receives regulatory approval to sell its products (which could take a number of years). As a result, CEL-SCI has been dependent upon the proceeds from the sale of its securities to meet all of its liquidity and capital requirements and anticipates having to do so in the future. During fiscal year 2016 and 2015, CEL-SCI raised net proceeds of approximately $21.4 million and $21.1 million, respectively, through the sale of stock.

CEL-SCI estimates the total cash cost of the Phase 3 clinical trial, with the exception of the parts that will be paid by its licensees, Teva Pharmaceuticals and Orient Europharma, to be approximately 12.1 million going forward.

In August 2007, CEL-SCI leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI’s specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI’s Phase III clinical trials and sales of the drug if approved by the FDA. The lease expires on October 31, 2028, and required annual base rent payments of approximately $1.6 million during the twelve months ended September 30, 2016. See Item 2 of this report for more information concerning the terms of this lease.

In January 2014, CEL-SCI offered to the investors to extend the outstanding Series N warrants by one year and allow for cashless exercise in exchange for cancelling the reset provision in the warrant agreement. One of the investors accepted this offer. In March 2014, 106,793 Series N Warrants were exercised. On October 28, 2014, the remaining Series N warrants were transferred to the de Clara Trust, of which the Company’s CEO, Geert Kersten, is the trustee and a beneficiary. On June 29, 2015, concurrently with the modification of the note payable held by the de Clara Trust, CEL-SCI extended the expiration date of the Series N warrants to August 18, 2017. As of September 30, 2016, the remaining 2,844,627 Series N warrants entitle the holders to purchase one share of CEL-SCI's common stock at a price of $0.52731 per share at any time prior to August 18, 2017.

On January 13, 2016, CEL-SCI repaid the note payable to the de Clara Trust, the balance of which was $1,105,989, including principal and interest. At the same time the Company sold 3,000,000 shares of its common stock and 3,000,000 Series X warrants to the de Clara Trust for $1,110,000. Each warrant allows the de Clara Trust to purchase one share of the Company's common stock at a price of $0.37 per share at any time on or before January 13, 2021.

In October 2013, CEL-SCI sold 17,826,087 shares of its common stock, plus 20,475,000 Series S warrants, in an underwritten offering. The net proceeds to CEL-SCI from the sale of the shares and warrants were approximately $16.4 million, after deducting the underwriting discount. The Series S warrants may be exercised at any time on or before October 11, 2018 at a price of $1.25 per share.

In December 2013, CEL-SCI sold 5,238,095 shares of its common stock and Series S warrants, in an underwritten offering. The net proceeds to CEL-SCI from the sale of the shares and Series S warrants were approximately $2.7 million, after deducting the underwriting discount. The Series S warrants may be exercised at any time on or before October 11, 2018 at a price of $1.25 per share.

In February 2014, the S warrants began trading on the NYSE MKT under the ticker symbol “CVM WS”. As of September 30, 2016, 2,088,769 Series S Warrants had been exercised. The remaining 25,928,010 Series S warrants entitle the holders to purchase one share of CEL-SCI's common stock at a price of $1.25 per share.

In April 2014, CEL-SCI sold 7,128,229 shares of common stock, plus 1,782,057 Series T warrants, in an underwritten offering. The net proceeds to CEL-SCI from the sale of the stock and warrants were approximately $9.23 million. The Series T warrants had an exercise price of $1.58 and expired on October 17, 2014. CEL-SCI also issued 445,514 Series U warrants to the underwriters for this offering. The Series U warrants may be exercised beginning October 17, 2014 at a price of $1.75 per share and expire on October 17, 2017. As of September 30, 2016, none of the Series U warrants had been exercised.

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

On May 28, 2015, CEL-SCI sold 20,253,164 shares of common stock, plus 20,253,164 Series V warrants, in an underwritten public offering. The common stock and Series V warrants were sold at a combined per unit price of $0.79 for net proceeds of approximately $14.7 million. The Series V warrants are immediately exercisable at a price of $0.79 and expire on May 28, 2020. As of September 30, 2016, none of the Series V warrants had been exercised.

On October 28, 2015, the Company closed an underwritten public offering of 17,223,248 shares of common stock and 17,223,248 Series W warrants to purchase shares of common stock. The common stock and warrants were sold at a combined per unit price of $0.67 for net proceeds of approximately $10.5 million, net of underwriting discounts and commissions and offering expenses. The Series W warrants are immediately exercisable at a price of $0.67 and expire on October 28, 2020. As of September 30, 2016, none of the Series W warrants had been exercised.

In January 2016, the Company sold 3,000,000 shares of its common stock and 3,000,000 Series X warrants to the de Clara Trust for approximately $1.1 million, as noted above. The de Clara Trust is controlled by Geert Kersten, the Company's Chief Executive Officer and a director. Each Series X warrant allows the de Clara Trust to purchase one share of the Company's common stock at a price of $0.37 per share at any time on or before January 13, 2021. As of September 30, 2016, none of the Series X warrants had been exercised.

In February 2016, the Company sold 1,300,000 shares of its common stock and 650,000 Series Y warrants to a private investor for $624,000. Each Series Y warrant allows the holder to purchase one share of the Company's common stock at a price of $0.48 per share at any time on or before February 15, 2021. As of September 30, 2016, none of the Series Y warrants had been exercised.

On May 23, 2016, the Company closed a registered direct offering of 10,000,000 shares of common stock and 6,600,000 Series Z warrants to purchase shares of common stock. The common stock and warrants were sold at a combined per unit price of $0.50 for net proceeds of approximately $4.6 million, net of placement agent’s commissions and offering expenses. The Series Z warrants may be exercised at any time on or after November 23, 2016 and on or before November 23, 2021 at a price of $0.55 per share. The Company also issued 500,000 Series ZZ warrants to the placement agent as part of its compensation. The Series ZZ warrants may be exercised at any time on or after November 23, 2016 and on or before May 18, 2021 at a price of $0.55 per share. As of September 30, 2016, none of the Series Z and ZZ warrants had been exercised.

On August 26, 2016, the Company closed a registered direct offering of 10,000,000 shares of common stock and Series AA warrants to purchase up to 5,000,000 shares of common stock. Each share of common stock was sold together with a Series AA warrant to purchase one-half of a share of common stock for the combined purchase price of $0.50. Each warrant can be exercised at any time after February 22, 2017 and on or before February 22, 2022 at a price of $0.55 per share. The Company also issued 400,000 Series BB warrants to the placement agent as part of its compensation. The Series BB warrants may be exercised at any time on or after February 22, 2017 and on or before August 22, 2021 at a price of $0.55 per share. The Company received proceeds from the sale of Series AA and Series BB shares and warrants of approximately $4.5 million, net of placement agent’s commissions and offering expenses. As of September 30, 2016, none of the Series AA and BB warrants had been exercised.

On December 8, 2016, the Company sold 34,024,000 shares of common stock and warrants to purchase common stock at a price of $0.125 in a public offering. The warrants consist of 17,012,000 Series CC warrants to purchase 17,012,000 shares of common stock, 34,024,000 Series DD warrants to purchase 34,024,000 shares of common stock and 34,024,000 Series EE warrants to purchase 34,024,000 shares of common stock. The Series CC warrants are immediately exercisable, expire in five-years and have an exercise price of $0.20 per share. The Series DD warrants are immediately exercisable, expire in six-months and have an exercise price of $0.18 per share. The Series EE warrants are immediately exercisable, expire in nine-months and have an exercise price of $0.18 per share. In addition, the Company issued 1,701,000 Series FF warrants to purchase 1,701,000 shares of common stock to the placement agent. The FF warrants are exercisable at any time on or after June 8, 2017 and expire on December 1, 2021 and have an exercise price $0.15625. The net proceeds to CEL-SCI from this offering was approximately $3.8 million, excluding any future proceeds that may be received from the exercise of the warrants.

Inventory decreased by approximately $393,000 at September 30, 2016 as compared to September 30, 2015, due to the timing of supplies purchased and used in the manufacturing of Multikine for the Phase 3 clinical trial. In addition, receivables increased by approximately $307,000, primarily due to the timing of payments reimbursed under the litigation funding arrangement noted above.

During the year ended September 30, 2016, CEL-SCI’s cash decreased by approximately $2.8 million. Significant components of this decrease include: 1) net cash used in operating activities of approximately $23.1 million, 2) expenditures for equipment and patents of approximately $34,000, 3) the approximate $1.1 million repayment of the related party loan, and 4) the payment of approximately $8,000 in capital lease obligations offset by approximately $21.4 in proceeds from the sale of stock and warrants.

Future Capital Requirements

Other than funding operating losses, funding its research and development program, and making required lease payments, CEL-SCI does not have any material capital commitments. As of September 30, 2016, material contractual obligations, consisting of operating lease payments are as follows:

2017	$1,930,244
2018	1,997,309
2019	2,066,329
2020	2,109,887
2021	2,099,785
Thereafter	15,830,794
$26,034,348

For information on employment contracts, see Item 11 of this report.

Further, CEL-SCI has contingent obligations with vendors for work that will be completed in relation to the Phase 3 trial. The timing of these obligations cannot be determined at this time. CEL-SCI estimates that the total remaining cash cost of the Phase 3 clinical trial, excluding any costs that will be paid by CEL-SCI's partners, would be approximately $12.1 million after September 30, 2016. This ís based on the executed contract costs with the CROs only and does not include other related costs, e.g. the manufacturing of the drug.

CEL-SCI will need to raise additional funds, either through the exercise of outstanding warrants/options, through a debt or equity financing or a partnering arrangement, to complete the Phase 3 trial and bring Multikine to market. The ability of CEL-SCI to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain.  In general, CEL-SCI believes that it will be able to raise sufficient capital in fiscal year 2017 to continue operations through December 2017. However, it is possible that CEL-SCI will not be able to generate enough cash to continue operations at its current level. CEL-SCI's registered independent public accounting firm has issued an audit opinion that includes an explanatory paragraph that expresses substantial doubt about CEL-SCI’s ability to continue as a going concern mainly due to continued losses from operations and future liquidity needs of CEL-SCI. CEL-SCI’s management has engaged in fundraising for over 20 years and believes that the manner in which it is proceeding will produce the best possible outcome for the shareholders. There can be no assurances that CEL-SCI will be successful in raising additional funds.

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

Critical Accounting Policies

CEL-SCI's significant accounting policies are more fully described in Note 1 to the financial statements included as part of this report. However, certain accounting policies are particularly important to the portrayal of CEL-SCI’s financial position and results of operations and require the application of significant judgments by management. As a result, the financial statements are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on CEL-SCI's historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate. CEL-SCI’s significant accounting policies include:

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

Derivative Instruments—CEL-SCI enters into financing arrangements that consist of freestanding derivative instruments or hybrid instruments that contain embedded derivative features. CEL-SCI accounts for these arrangements in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities, as well as related interpretations of these standards. In accordance with accounting principles generally accepted in the United States (“GAAP”), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the statement of financial position and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features cannot be reliably measured, CEL-SCI measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings. CEL-SCI determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument and precluding the use of “blockage” discounts or premiums in determining the fair value of a large block of financial instruments. Fair value under these conditions does not necessarily represent fair value determined using valuation standards that give consideration to blockage discounts and other factors that may be considered by market participants in establishing fair value.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Market risk is the potential change in an instrument's value caused by, for example, fluctuations in interest and currency exchange rates. CEL-SCI enters into financing arrangements that are, or include, freestanding derivative instruments or that are, or include, hybrid instruments that contain embedded derivative features. CEL-SCI does not enter into derivative instruments for trading purposes. Additional information is presented in the notes to the financial statements. The fair value of these instruments is affected primarily by volatility of the trading prices of CEL-SCI’s common stock. For three years ended September 30, 2016, CEL-SCI recognized gains of $14,013,726, $282,616, and $248,767, respectively, resulting from changes in fair value of derivative instruments. CEL-SCI has exposure to risks associated with foreign exchange rate changes because some of the expenses related to the Phase 3 trial are transacted in a foreign currency. The interest risk on investments on September 30, 2016 was considered immaterial due to the fact that the interest rates at that time were nominal at best and CEL-SCI keeps its cash and cash equivalents in short term maturities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements included with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Under the direction and with the participation of CEL-SCI’s management, including CEL-SCI’s Chief Executive Officer and Chief Financial Officer, CEL-SCI carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2016. CEL-SCI maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to CEL-SCI’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. CEL-SCI’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on this evaluation, CEL-SCI’s Chief Executive and Principal Financial Officer has concluded that CEL-SCI’s disclosure controls were effective as of September 30, 2016.

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

Geert Kersten, CEL-SCI’s Chief Executive and Principal Financial Officer, evaluated the effectiveness of CEL-SCI’s internal control over financial reporting as of September 30, 2016 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of CEL-SCI’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, Mr. Kersten concluded that CEL-SCI’s internal control over financial reporting was effective as of September 30, 2016.

There was no change in CEL-SCI’s internal control over financial reporting that occurred during the fiscal year ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, CEL-SCI’s internal control over financial reporting.

CEL-SCI’s independent registered public accounting firm BDO USA, LLP has issued an attestation report on CEL-SCI’s internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
CEL-SCI Corporation
Vienna, VA
We have audited CEL-SCI Corporation’s (the Company) internal control over financial reporting as of September 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, CEL-SCI Corporation maintained, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of CEL-SCI Corporation as of September 30, 2016 and 2015, and the related statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended September 30, 2016 and our report dated December 14, 2016 expressed an unqualified opinion thereon that included an explanatory paragraph regarding CEL-SCI Corporation’s ability to continue as a going concern.
/s/BDO USA, LLP
McLean, Virginia
December 14, 2016

ITEM 9B. OTHER INFORMATION

 None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

Name	Age	Position

Geert R. Kersten, Esq.	57	Director, Chief Executive Officer and Treasurer
Patricia B. Prichep	65	Senior Vice President of Operations and Corporate Secretary
Dr. Eyal Talor	60	Chief Scientific Officer
Dr. Daniel H. Zimmerman	75	Senior Vice President of Research, Cellular Immunology
John Cipriano	74	Senior Vice President of Regulatory Affairs
Alexander G. Esterhazy	75	Director
Dr. Peter R. Young	71	Director
Bruno Baillavoine	64	Director

The directors of CEL-SCI serve in such capacity until the next annual meeting of CEL-SCI's shareholders and until their successors have been duly elected and qualified. The officers of CEL-SCI serve at the discretion of CEL-SCI's directors.

On August 31, 2016, Mr. Maximilian de Clara resigned for personal health reasons, effective immediately. The 87 year-old visionary funded the original research of what has become CEL-SCI’s investigational drug Multikine at the Max Planck Institute in Germany. Mr. de Cara by virtue of his former position as an officer and director of CEL-SCI, was deemed to be the "parent" and "founder" of CEL-SCI as those terms are defined under applicable rules and regulations of the SEC.

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

If a violation of this code of ethics act is discovered or suspected, any person (anonymously, if desired) may send a detailed note, with relevant documents, to CEL-SCI’s Audit Committee, c/o Dr. Peter Young, 208 Hewitt Drive, Suite 103-143, Waco, TX 76712.

For purposes of electing directors at its annual meeting, CEL-SCI has a nominating committee that is made up of CEL-SCI’s three independent directors. The nominating committee selects the nominees to the Board of Directors and they are approved by CEL-SCI’s shareholders.

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

CEL-SCI does not have a policy with regard to Board member’s attendance at annual meetings. All Board members, with the exception of Mr. de Clara and Mr. Esterhazy, attended the last annual shareholder’s meeting held on July 22, 2016.

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

The Compensation Committee determines the compensation of CEL-SCI’s Chief Executive Officer and delegates to the Chief Executive Officer the responsibility to determine the base salaries of all other officers, other than himself, under the constraints of an overall limitation on the total amount of compensation to be paid to them.

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

●
Base Salary
●
Long-Term Incentives (“LTIs”) (stock options and/or grants of stock)
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

In past years, base salaries, benefits and incentive compensation opportunities were generally targeted near the median of general survey market data derived from indices covering similar biotech/pharmaceutical companies.  The companies included Advaxis, Inc., Amicus Therapeutics, Inc., Celsion Corp., CytRx Corporation, GERON Corp, Idera Pharmaceuticals, Inc., Northwest Biotherapeutics, Inc., Oragenics, Inc., StemCells, Inc., TG Therapeutics, Inc., Venaxis, Inc., Arrowhead Research Corp, CorMedix Inc., Fibrocell Science, Inc., Hemispherx Biopharma, Inc., Opexa Therapeutics, Inc., Mateon Therapeutics, Inc. (formerly OXiGENE, Inc.), Catalyst Bioscience, Inc., Sorrento Therapeutics, Inc., Tenax Therapeutics, Inc., Trovagene, Inc. and ZIOPHARM Oncology, Inc.

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

The following table sets forth in summary form the compensation received by (i) the Chief Executive and Financial Officer of CEL-SCI and (ii) by each other executive officer of CEL-SCI who received in excess of $100,000 during the three fiscal years ended September 30, 2016.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Restricted Stock Awards (3)	Option Awards (4)	All Other Compen-sation(5)	Total
		$	$	$	$	$	$

Maximilian de Clara,	2016	345,618	--	--	46,352	40,000	431,970
Former President (6)	2015	332,750	--	--	69,190	40,000	441,940
	2014	393,250	--	--	298,648	73,183	765,081

Geert R. Kersten,	2016	558,432	--	15,900	--	54,981	629,314
Chief Executive	2015	514,083	--	16,050	--	54,981	585,114
Officer and Treasurer	2014	584,621	--	3,236,526	82,917	57,581	3,961,645

Patricia B. Prichep,	2016	245,804	--	14,725	--	9,031	269,559
Senior Vice President	2015	235,702	--	14,128	--	6,906	256,736
of Operations and	2014	247,852	--	1,735,938	55,278	6,531	2,045,599
Secretary

Eyal Talor, Ph.D.,	2016	303,597	--	9,600	--	6,031	319,227
Chief Scientific Officer	2015	290,983	--	9,600	--	6,031	306,613
	2014	283,283	--	1,731,290	55,278	6,031	2,075,882

Daniel Zimmerman, Ph.D.,	2016	228,413	--	13,708	37,081	6,031	285,233
Senior Vice President of	2015	219,026	--	13,148	52,003	6,031	290,209
Research, Cellular	2014	213,231	--	13,274	227,319	6,031	459,855
Immunology

John Cipriano,	2016	211,405	--	--	--	31	211,437
Senior Vice President of	2015	202,718	--	--	--	31	202,749
Regulatory Affairs	2014	197,354	--	888,614	41,549	31	1,127,458

(1)
The dollar value of base salary (cash and non-cash) earned. The officers of the Company received stock in lieu of salary increases in FY 2016 and 2015.

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

(6)
On August 31, 2016, Mr. de Clara resigned as President for personal health reasons.

Employee Pension, Profit Sharing or Other Retirement Plans

CEL-SCI has a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code and covering substantially all CEL-SCI’s employees. CEL-SCI’s contribution to the plan is made in shares of CEL-SCI's common stock. Each participant's contribution is matched by CEL-SCI with shares of common stock which have a value equal to 100% of the participant's contribution, not to exceed the lesser of $1,000 or 6% of the participant's total compensation. CEL-SCI's contribution of common stock is valued each quarter based upon the closing price of its common stock. The fiscal 2016 expenses for this plan were $168,262. Other than the 401(k) Plan, CEL-SCI does not have a defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors During Year Ended September 30, 2016

Name	Paid in Cash	Stock Awards (1)	Option Awards (2)	Total
Maximilian de Clara (3)	$40,000	-	46,352	$86,352
Geert Kersten	$40,000	-	-	$40,000
Alexander Esterhazy	$45,000	-	46,352	$91,352
Peter R. Young	$50,000	-	46,352	$96,352
Bruno Baillavoine	$45,000	-	46,352	$91,352

(1)
The fair value of stock issued for services.

(2)
The fair value of options granted computed in accordance with ASC 718-10-30-3 on the date of grant which represents their grant date fair value.

(3)
On August 31, 2016, Mr. de Clara resigned as President for personal health reasons.

Directors’ fees paid to Maximilian de Clara and Geert Kersten are included in the Executive Compensation table.

On August 31, 2016 Maximilian de Clara resigned as an officer and director of the Company. In consideration for Mr. de Clara’s past services to the Company, the Company entered into a Termination Agreement with Mr. de Clara which provided for the following:

1.
The Company issued 650,000 restricted shares of its common stock to Mr. de Clara. The first 325,000 shares were issued promptly after August 31, 2016. Of the first 325,000 shares, none of the shares may be sold prior to February 28, 2017. Starting on February 28, 2017, each month the Company will remove the restrictive legend on 65,000 shares. The second 325,000 shares will be issued on August 31, 2017, but may not be sold prior to February 28, 2018. Starting on February 28, 2018, each month the Company will remove the restrictive legend on 65,000 shares. The foregoing procedure will continue until the restricted legend has been removed on all 650,000 shares.

2.
All options held by Mr. de Clara vested as of August 31, 2016.

3.
Mr. de Clara’s existing coverage under the Company’s group health plan ended on August 31, 2016. However, Mr. de Clara may be eligible to elect temporary continuation coverage under the Company’s group health plan in accordance with the Consolidated Omnibus Budget Reconciliation Act of 1985, as amended (“COBRA”). Mr. de Clara did elect to receive COBRA continuation coverage. Therefore, the Company will pay for COBRA coverage (such payments will not include COBRA coverage with respect to the Company’s Section 125 health care reimbursement plan) until February 28, 2018, or the maximum period permitted under COBRA if such period is less than eighteen months. If Mr. de Clara exhausts the applicable COBRA period prior to February 28, 2018, the Company will reimburse Mr. de Clara for the cost of an individual health insurance policy in an amount not to exceed the amount of the monthly COBRA premium previously paid by the Company.

The Termination Agreement was approved by the Company’s Compensation Committee.

Employment Contracts

Geert Kersten

On August 31, 2016, CEL-SCI entered into a three-year employment agreement with Geert Kersten, CEL-SCI’s Chief Executive Officer. The employment agreement with Mr. Kersten, which is essentially the same as Mr. Kersten’s prior employment agreement, as amended on August 30, 2013, provided that, during the term of the agreement, CEL-SCI would pay Mr. Kersten an annual salary of $559,052, plus any increases in proportion to salary increases granted to other senior executive officers of CEL-SCI, as well any increases approved by the Board of Directors during the period of the employment agreement.

During the employment term, Mr. Kersten will be entitled to receive any other benefits which are provided to CEL-SCI's executive officers or other full time employees in accordance with CEL-SCI's policies and practices and subject to Mr. Kersten’s satisfaction of any applicable condition of eligibility.

If Mr. Kersten resigns within ninety (90) days of the occurrence of any of the following events: (i) a reduction in Mr. Kersten’s salary (ii) a relocation (or demand for relocation) of Mr. Kersten’s place of employment to a location more than ten (10) miles from his current place of employment, (iii) a significant and material reduction in Mr. Kersten’s authority, job duties or level of responsibility or the imposition of significant and material limitations on the Mr. Kersten’s autonomy in his position, or (iv) a Change in Control, then the employment agreement will be terminated and Mr. Kersten will be entitled to receive a lump-sum payment from CEL-SCI equal to 24 months of salary ($1,118,104) and the unvested portion of any stock options would vest immediately ($590,329). For purposes of the employment agreement a change in the control of CEL-SCI means: (1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors.

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

Patricia B. Prichep / Eyal Talor, Ph.D.

On August 31, 2016, CEL-SCI entered into a three-year employment agreement with Patricia B. Prichep, CEL-SCI’s Senior Vice President of Operations. The employment agreement with Ms. Prichep, which is essentially the same as Ms. Prichep’s prior employment agreement entered into on August 30, 2013 provided that, during the term of the agreement, CEL-SCI would pay Ms. Prichep an annual salary of $245,804 plus any increases approved by the Board of Directors during the period of the employment agreement.

On August 31, 2016, CEL-SCI entered into a three-year employment agreement with Eyal Talor, Ph.D., CEL-SCI’s Chief Scientific Officer. The employment agreement with Dr. Talor, which is essentially the same as Dr. Talor’s prior employment agreement entered into on August 30, 2013, provided that, during the term of the agreement, CEL-SCI would pay Dr. Talor an annual salary of $303,453 plus any increases approved by the Board of Directors during the period of the employment agreement.

If Ms. Prichep or Dr. Talor resigns within ninety (90) days of the occurrence of any of the following events: (i) a relocation (or demand for relocation) of employee’s place of employment to a location more than ten (10) miles from the employee’s current place of employment, (ii) a significant and material reduction in the employee’s authority, job duties or level of responsibility or (iii) the imposition of significant and material limitations on the employee’s autonomy in her or his position, the employment agreement will be terminated and the employee will be paid the salary provided by the employment agreement through the date of termination and the unvested portion of any stock options held by the employee will vest immediately.

In the event there is a change in the control of CEL-SCI, the employment agreements with Ms. Prichep and Dr. Talor allow Ms. Prichep and/or Dr. Talor (as the case may be) to resign from her or his position at CEL-SCI and receive a lump-sum payment from CEL-SCI equal to 18 months of salary ($368,706 and $455,180 respectively). In addition, the unvested portion of any stock options held by the employee will vest immediately ($108,010 and $108,010 respectively). For purposes of the employment agreements, a change in the control of CEL-SCI means: (1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors.

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

During the year ended September 30, 2016, no director of CEL-SCI was also an executive officer of another entity, which had an executive officer of CEL-SCI serving as a director of such entity or as a member of the compensation committee of such entity.

 Loan from Officer and Director

Between December 2008 and June 2009, CEL-SCI’s President, and a director, Maximilian de Clara, loaned CEL-SCI $1,104,057.  Between July 2009 and July 2015, the loan from Mr. de Clara bore interest at 15% per year. At Mr. de Clara’s option, the loan was convertible into shares of CEL-SCI’s common stock, determined by dividing the amount to be converted by $4.00.  In accordance with the loan agreement, CEL-SCI issued Mr. de Clara warrants to purchase 164,824 shares of CEL-SCI’s common stock at a price of $4.00 per share.  These warrants expired on December 24, 2014.  In consideration for an extension of the due date, Mr. de Clara received warrants to purchase 184,930 shares of CEL-SCI’s common stock at a price of $5.00 per share.  These warrants expired on January 6, 2015.  In consideration of Mr. de Clara’s agreement to subordinate his note to the convertible preferred shares and convertible debt as part of a prior year settlement agreement, CEL-SCI extended the maturity date of the note to July 6, 2015.   In August 2014, the loan was transferred to the de Clara Trust, of which CEL-SCI’s Chief Executive Officer, Geert Kersten, is the trustee and a beneficiary.  Mr. de Clara continued to receive the interest payments.

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

On January 12, 2016, CEL-SCI owed the de Clara Trust $1,105,989, which amount included accrued and unpaid interest. On January 13, 2016, the de Clara Trust demanded payment on the note payable. At the same time CEL-SCI sold 3,000,000 shares of its common stock and 3,000,000 Series X warrants to the de Clara Trust for approximately $1,100,000. Each warrant allows the de Clara Trust to purchase one share of CEL-SCI’s common stock at a price of $0.37 per share at any time on or before January 13, 2021.

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

Incentive Stock Bonus Plan. Under the 2014 Incentive Stock Bonus Plan, shares of CEL-SCI’s common stock may be issued to executive officers and other employees who contribute significantly to the success of CEL-SCI, to participate in its future prosperity and growth and aligns their interests with those of CEL-SCI’s shareholders. The purpose of the Plan is to provide long term incentive for outstanding service to CEL-SCI and its shareholders and to assist in recruiting and retaining people of outstanding ability and initiative in executive and management positions.

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

Stock Options

The following tables show information concerning the options granted during the fiscal year ended September 30, 2016, to the persons named below:

Options Granted

Name	Grant Date	Options Granted	Price Per Share	Expiration Date
Daniel Zimmerman	7/22/2016	100,000	$0.47	7/21/2026
Alexander Esterhazy	7/22/2016	125,000	$0.47	7/21/2026
Peter Young	7/22/2016	125,000	$0.47	7/21/2026
Bruno Baillavoine	7/22/2016	125,000	$0.47	7/21/2026
Maximilian de Clara	7/22/2016	125,000	$0.47	7/21/2026

The following tables show information concerning the options cancelled and exercised during the fiscal year ended September 30, 2016, to the persons named below:

Options Cancelled

		Weighted Average	Weighted Avergage Remaining Contractual
Employee	Total Options	Exercise Price	Term (Years)

None

Options Exercised

	Date of	Shares Acquired	Value
Name	Exercise	On Exercise	Realized

None

The following lists the outstanding options held by the persons named below:

	Shares underlying unexercised
	Option which are:		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date

Maximilian de Clara	20,000		6.30	09/13/17
	20,000		6.20	03/04/18
	143,625		2.50	04/23/19
	50,000(2)		3.80	07/06/19
	25,000		3.80	07/20/19
	25,000		4.80	07/20/20
	25,000		6.90	04/14/21
	47,200		3.20	12/01/16
	37,500		3.90	05/17/22
	100,000		2.80	12/17/17
	37,500		2.10	06/30/23
	75,000		1.09	02/25/24
	100,000		1.10	08/05/24
	150,000		1.08	08/25/24
	125,000		0.66	06/21/25
	125,000		0.47	07/21/26
	1,105,825

	Shares underlying unexercised
	Option which are:		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date

Geert R. Kersten	20,000		6.30	09/13/17
	20,000		6.20	03/04/18
	183,861(1)		2.50	04/23/19
	133,334(2)		3.80	07/06/19
	30,000		3.80	07/20/19
	30,000		4.80	07/20/20
	30,000		6.90	04/14/21
	125,440		3.20	12/01/16
	45,000		3.90	05/17/22
	189,000		2.80	12/17/17
	195,549		2.80	12/17/22
	45,000		2.10	06/30/23
	60,000		1.09	02/25/24
	----------
	1,107,184
		266,666(2)	3.80	07/06/19
		304,451	2.80	12/17/22
		30,000	1.09	02/25/24
		----------
		601,117

Patricia B. Prichep	10,000		6.30	09/13/17
	10,000		6.20	03/04/18
	71,710(1)		2.50	04/23/19
	100,000(2)		3.80	07/06/19
	15,000		3.80	07/20/19
	15,000		4.80	07/20/20
	15,000		6.90	04/14/21
	38,520		3.20	12/01/16
	30,000		3.90	05/17/22
	58,000		2.80	12/17/17
	81,187		2.80	12/17/22
	30,000		2.10	06/30/23
	40,000		1.09	02/25/24
	----------
	514,417
		200,000(2)	3.80	07/06/19
		68,813	2.80	12/17/22
		20,000	1.09	02/25/24
		----------
		288,813

	Shares underlying unexercised
	Option which are:		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Eyal Talor, Ph.D.	10,000		6.30	09/13/17
	10,000		6.20	03/04/18
	24,082(1)		2.50	04/23/19
	100,000(2)		3.80	07/06/19
	15,000		3.80	07/20/19
	15,000		4.80	07/20/20
	15,000		6.90	04/14/21
	27,773		3.20	12/01/16
	30,000		3.90	05/17/22
	37,417		2.80	12/17/17
	81,187		2.80	12/17/22
	30,000		2.10	06/30/23
	40,000		1.09	02/25/24
	----------
	435,459
		200,000(2)	3.80	07/06/19
		68,813	2.80	12/17/22
		20,000	1.09	02/25/24
		----------
		288,813

Daniel Zimmerman, Ph.D.	7,500		6.30	09/13/17
	7,500		6.20	03/04/18
	15,000		4.80	07/20/20
	15,000		6.90	04/14/21
	25,200		3.20	12/01/16
	22,500		3.90	05/17/22
	39,200		2.80	12/17/17
	22,500		2.10	06/30/23
	30,000		1.09	02/25/24
	133,334		1.10	08/05/24
	33,334		0.62	06/25/25
	----------
	351,068
		15,000	1.09	02/25/24
		66,666	1.10	08/05/24
		66,666	0.62	06/25/25
		100,000	0.47	07/21/26
		----------
		248,332

	Shares underlying unexercised
	Option which are:		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
John Cipriano	7,500		6.30	09/13/17
	7,500		6.20	03/04/18
	15,000		4.80	07/20/20
	15,000		6.90	04/14/21
	1,600		3.20	12/01/16
	10,000		2.50	09/30/19
	22,500		3.90	05/17/22
	22,500		2.10	06/30/23
	30,000		1.09	02/25/24
	----------
	131,600
		15,000	1.09	02/25/24
		----------
		15,000

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

Summary. The following shows certain information as of September 30, 2016 concerning the stock options and stock bonuses granted by CEL-SCI. Each option represents the right to purchase one share of CEL-SCI's common stock.

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	3,460,000	1,648,966	N/A	1,511,334
Non-Qualified Stock Option Plans	9,680,000	6,940,321	N/A	2,059,261
Bonus Plans	5,594,000	N/A	3,161,211	2,431,962
Stock Compensation Plan	3,350,000	N/A	1,985,037	1,331,912
Incentive Stock Bonus Plan	16,000,000	N/A	15,600,000	400,000

Of the shares issued pursuant to CEL-SCI's Stock Bonus Plans, 1,108,203 shares were issued as part of CEL-SCI's contribution to its 401(k) plan.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to CEL-SCI’s Incentive and Non-Qualified Stock Option Plans as of September 30, 2016, CEL-SCI’s most recent fiscal year end. CEL-SCI's Incentive and Non-Qualified Stock Option Plans have been approved by CEL-SCI's shareholders.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans, Excluding SecuritiesReflected in Column (a)

Incentive Stock Option Plans	1,648,966	$2.97	1,511,334
Non-Qualified Stock Option Plans	6,940,321	$2.23	2,059,261

Long Term Incentive Plans - Awards in Last Fiscal Year

See footnote 7 to the financial statements included as part of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of December 1, 2016, information with respect to the only persons owning beneficially 5% or more of CEL-SCI’s outstanding common stock and the number and percentage of outstanding shares owned by each director and officer of CEL-SCI and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address	Number of Shares (1)	Percent of Class (2)

Geert R. Kersten 8229 Boone Blvd., Suite 802 Vienna, VA 22182	19,352,961(3)	11.8%

Patricia B. Prichep 8229 Boone Blvd., Suite 802 Vienna, VA 22182	3,871,696	2.5%

Eyal Talor, Ph.D. 8229 Boone Blvd., Suite 802 Vienna, VA 22182	3,732,377	2.4%

Daniel H. Zimmerman, Ph.D. 8229 Boone Blvd., Suite 802 Vienna, VA 22182	509,154	0.3%

John Cipriano 8229 Boone Blvd., Suite 802 Vienna, VA 22182	1,774,318	1.1%

Alexander G. Esterhazy 20 Chemin du Pre-Poiset CH- 1253 Vandoeuvres Geneve, Switzerland	384,716	0.2%

Peter R. Young, Ph.D. 208 Hewitt Drive, Suite 103-143 Waco, TX 76712	400,110	0.3%

Bruno Baillavoine 8229 Boone Blvd., Suite 802 Vienna, VA 22182	41,667	0.0%

All Officers and Directors as a Group (8 persons)	30,066,999	18.1%

(1)
Includes shares issuable prior to February 28, 2017 upon the exercise of options or warrants granted to the following persons:

Name	Options or Warrants ExercisablePrior to February 28, 2017

Geert R. Kersten, Esq.	7,432,220(3)
Patricia B. Prichep	568,824
Eyal Talor, Ph.D.	489,866
Daniel Zimmerman, Ph.D.	366,068
John Cipriano	146,600
Alexander G. Esterhazy	361,400
Peter R. Young, Ph.D.	370,334
Bruno Baillavoine	41,667

(2)
Amount includes shares referred to in (1) above but excludes shares which may be issued upon the exercise or conversion of other options, warrants and other convertible securities previously issued by CEL-SCI.

(3)
Amount includes shares held in trust for the benefit of Mr. Kersten's children and warrants held in the de Clara Trust, of which Mr. Kersten is the trustee and a beneficiary. Mr. Kersten is the stepson of Maximilian de Clara, CEL-SCI’s former president and director.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 7 of this report for information concerning modifications to the terms of a loan originally made by Maximilian de Clara, CEL-SCI’s former President and director, and subsequently transferred to the de Clara Trust. Geert Kersten, CEL-SCI’s Chief Executive Officer and a director, is the trustee and a beneficiary of the de Clara Trust.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA, LLP served as CEL-SCI’s independent registered public accountant for the two years ended September 30, 2016. The following table shows the aggregate fees billed to CEL-SCI for these years by BDO USA, LLP:

	Year Ended September 30,
	2016	2015

Audit Fees	$311,000	$362,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Audit fees represent amounts billed for professional services rendered for the audit of CEL-SCI’s annual financial statements and the reviews of the financial statements included in CEL-SCI’s 10-Q reports for the fiscal year and all regulatory filings. See Note 1 to the financial statements included with this report for more information.

Before BDO USA, LLP was engaged by CEL-SCI to render audit or non-audit services, the engagement was approved by CEL-SCI’s audit committee. CEL-SCI’s Board of Directors is of the opinion that the Audit Fees charged by BDO USA, LLP are consistent with BDO USA, LLP maintaining its independence from CEL-SCI.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See the Financial Statements attached to this Report.
Exhibits

3(a)	Articles of Incorporation	Incorporated by reference to Exhibit 3(a) of CEL-SCI's combined Registration Statement on Form S-1 and Post-Effective Amendment ("Registration Statement"), Registration Nos. 2-85547-D and 33-7531.

3(b)	Amended Articles	Incorporated by reference to Exhibit 3(a) of CEL-SCI's Registration Statement on Form S-1, Registration Nos. 2-85547-D and 33-7531.

3(c)	Amended Articles (Name change only)	Filed as Exhibit 3(c) to CEL-SCI's Registration Statement on Form S-1 Registration Statement (No. 33-34878).

3(d)	Bylaws	Incorporated by reference to Exhibit 3(b) of CEL-SCI's Registration Statement on Form S-1, Registration Nos. 2-85547-D and 33-7531.

3(e)	Amended Bylaws	Incorporated by reference to Exhibit 3(ii) of CEL-SCI’s report on Form 8-K dated March 16, 2015.

4	Shareholders Rights Agreement, as Amended	Incorporated by reference to Exhibit 4 filed with CEL-SCI’s 10-K report for the year ended September 30, 2015.

4(b)	Incentive Stock Option Plan	Incorporated by reference to Exhibit 4 (b) filed on September 25, 2012 with the Company’s registration statement on Form S¬8 (File number 333-184092.

4(c)	Non-Qualified Stock Option Plan	Incorporated by reference to Exhibit 4 (b) filed on August 19, 2014 with the Company’s registration statement on Form S¬8 (File number 333-198244).

4(d)	Stock Bonus Plan	Incorporated by reference to Exhibit 4 (d) filed on September 25, 2012 with the Company’s registration statement on Form S¬8 (File number 333-184092.

4(e)	Stock Compensation Plan	Incorporated by reference to Exhibit 4 (e) filed on September 25, 2012 with the Company’s registration statement on Form S¬8 (File number 333-184092.

4(f)	2014 Incentive Stock Bonus Plan	Filed with this Amendment No. 2 to the Company’s annual report on Form 10-K for the year ended September 30, 2014.

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

10(h)	Warrant Adjustment Agreement with Laksya Ventures	Incorporated by reference to Exhibit 10(i) of CEL-SCI’s report on Form 8-K dated August 3, 2010

10(l)	First Amendment to Development Supply and Distribution Agreement with Orient Europharma.	Incorporated by reference to Exhibit 10(m) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(m)	Exclusive License and Distribution Agreement with Teva Pharmaceutical Industries Ltd.	Incorporated by reference to Exhibit 10(n) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(n)	Lease Agreement	Incorporated by reference to Exhibit 10(o) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(o)	Promissory Note with Maximilian de Clara, together with Amendments 1 and 2	Incorporated by reference to Exhibit 10(p) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(p)	Licensing Agreement with Byron Biopharma	Incorporated by reference to Exhibit 10(i) of CEL-SCI’s report on Form 8-K dated March 27, 2009

10(z)	Development, Supply and Distribution Agreement with Orient Europharma	Incorporated by reference to Exhibit 10(z) filed with CEL-SCI’s report on Form 10-K for the year ended September 30, 2003.

10(aa)	Securities Purchase Agreement and form of the Series F warrants, which is and exhibit to the Securities Purchase Agreement	Incorporated by reference to Exhibit 10(aa) of CEL-SCI’s report on Form 8-K dated October 3, 2011.

10(bb)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(bb) of CEL-SCI’s report on Form 8-K dated October 3, 2011.

10(cc)	Securities Purchase Agreement, together with the form of the Series H warrant, which is an exhibit to the securities Purchase Agreement	Incorporated by reference to Exhibit 10(cc) of CEL-SCI’s report on Form 8-K dated January 25, 2012.

10(dd)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(dd) of CEL-SCI’s report on Form 8-K dated January 25, 2012.

10(ee)	Warrant Amendment Agreement, together with the form of the Series P warrant, which is an exhibit to the Warrant Amendment Agreement	Incorporated by reference to Exhibit 10(ee) of CEL-SCI’s report on Form 8-K dated February 10, 2012.

10(ff)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(ff) of CEL-SCI’s report on Form 8-K dated February 10, 2012.

10(gg)	Securities Purchase Agreement and the form of the Series Q warrant, which is an exhibit to the Securities Purchase Agreement	Incorporated by reference to Exhibit 10(gg) of CEL-SCI’s report on Form 8-K dated June 18, 2012.

10(hh)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(hh) of CEL-SCI’s report on Form 8-K dated June 18, 2012.

10 (ii)	Securities Purchase Agreement and the form of the Series R warrant, which is an exhibit to the Securities Purchase Agreement	Incorporated by reference to Exhibit 10(ii) of CEL-SCI’s report on Form 8-K dated December 5, 2012.

10 (jj)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(jj) of CEL-SCI’s report on Form 8-K dated December 5, 2012.

10 (nn)	Underwriting Agreement, together with the form of Series S warrant which is an exhibit to the underwriting agreement	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated October 8, 2013.

10 (oo)	Underwriting Agreement, together with the form of Series S warrant which is an exhibit to the underwriting agreement	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated December 19, 2013.

10 (pp)	Underwriting Agreement, together with the form of Series T warrant which is an exhibit to the warrant agent agreement	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated April 15, 2014.

10 (qq)	Underwriting Agreement, together with the form of Series S warrant which is an exhibit to the warrant agent agreement	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated October 23, 2014.

10 (rr)	Assignment and Assumption Agreement with Teva Pharmaceutical Industries, Ltd. and GCP Clinical Studies, Ltd.	Incorporated by reference to Exhibit 10(rr) of CEL-SCI’s report on Form 10-K/A report for the year ended September 30, 2014 dated April 17, 2015.

10 (ss)	Service Agreement with GCP Clinical Studies, Ltd., together with Amendment 1 thereto*	Incorporated by reference to Exhibit 10(ss) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (tt)	Joinder Agreement with PLIVA Hrvatska d.o.o.	Incorporated by reference to Exhibit 10(tt) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (uu)	Master Service Agreement with Ergomed Clinical Research, Ltd., and Clinical Trial Orders thereunder	Incorporated by reference to Exhibit 10(uu) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (vv)	Co-Development and Revenue Sharing Agreement with Ergomed Clinical Research Ltd., dated April 19, 2013, as amended	Incorporated by reference to Exhibit 10(vv) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (ww)	Co-Development and Revenue Sharing Agreement II: Cervical Intraepithelial Neoplasia in HIV/HPV co-infected women, with Ergomed Clinical Research Ltd., dated October 10, 2013, as amended	Incorporated by reference to Exhibit 10(ww) of CEL- first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (xx)	Co-Development and Revenue Sharing Agreement III: Anal warts and anal intraepithelial neoplasia in HIV/HPV co-infected patients, with Ergomed Clinical Research Ltd., dated October 24, 2013	Incorporated by reference to Exhibit 10(xx) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (yy)	Master Services Agreement with Aptiv Solutions, Inc.	Incorporated by reference to Exhibit 10(yy) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (zz)	Project Agreement Number 1 with Aptiv Solutions, Inc. together with Amendments 1 and 2 thereto*	Incorporated by reference to Exhibit 10(zz) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (aaa)	Second Amendment to Development Supply and Distribution Agreement with Orient Europharma	Incorporated by reference to Exhibit 10(aaa) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (bbb)	Amended and Restated Promissory Note with Maximilian de Clara	Incorporated by reference to Exhibit 10(bbb) of CEL-SCI’s report on Form 10-K/A report for the year ended September 30, 2014 dated April 17, 2015.

10 (ccc)	Placement Agent Agreement dated May 22, 2015 by and among CEL-SCI Corporation and Dawson James Securities, Inc.	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K filed on May 26, 2015.

10 (ddd)	Warrant Agent Agreement (as amended), Series V warrants	Incorporated by reference to Exhibit 10 (ccc) of CEL-SCI’s report on Form 8-K filed on May 29, 2015.

10 (eee)	Assignment of Proceeds and Investment Agreement between CEL-SCI Corporation and Lake Whillans Vehicle 1.	Incorporated by reference to Exhibit 10 (ddd) of CEL-SCI’s report on Form 8-K filed on October 16, 2015.

10 (fff)	Placement Agent Agreement dated October 22, 2015 by and among CEL-SCI Corporation and Dawson James Securities, Inc.	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K filed on October 23, 2015.

10 (ggg)	Warrant Agent Agreement, Series W warrants	Incorporated by reference to Exhibit 10 (eee) of CEL-SCI’s report on Form 8-K filed on October 23, 2015.

10 (iii)	Amendment to Co-Development and Revenue Sharing Agreement with Ergomed Clinical Research, Ltd., dated September 15, 2015	Incorporated by reference to Exhibit 10 (iii) filed with CEL-SCI’s 10-K report for the year ended September 30, 2015.

10 (jjj)	Securities Purchase Agreement	Incorporated by reference to Exhibit 10(jjj) of CEL-SCI’s report on Form 8-K dated May 19, 2016.

10 (kkk)	Securities Purchase Agreement	Incorporated by reference to Exhibit 10(kkk) of CEL-SCI’s report on Form 8-K dated August 24, 2016.

10 (lll)	Termination Agreement with Maximilian de Clara	Incorporated by reference to Exhibit 10(lll) of CEL-SCI’s report on Form 8-K dated September 2, 2016.

10 (mmm)	Employment Agreement with Geert Kersten (2016-2019)	Incorporated by reference to Exhibit 10(mmm) of CEL-SCI’s report on Form 8-K dated September 2, 2016.

10 (nnn)	Employment Agreement with Patricia Prichep (2016-2019)	Incorporated by reference to Exhibit 10(nnn) of CEL-SCI’s report on Form 8-K dated September 2, 2016.

10 (000)	Employment Agreement with Eyal Taylor (2016-2019)	Incorporated by reference to Exhibit 10(ooo) of CEL-SCI’s report on Form 8-K dated September 2, 2016.

23.1	Consent of BDO USA, LLP

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

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
Board of Directors and Stockholders
CEL-SCI Corporation
Vienna, Virginia
We have audited the accompanying balance sheets of CEL-SCI Corporation (the “Company”) as of September 30, 2016 and 2015 and the related statements of operations, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended September 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CEL-SCI Corporation at September 30, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a history of net losses and expects to incur substantial losses for the foreseeable future that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CEL-SCI Corporation’s internal control over financial reporting as of September 30, 2016 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 14, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

McLean, Virginia
December 14, 2016

CEL-SCI CORPORATION
BALANCE SHEETS
SEPTEMBER 30, 2016 and 2015

ASSETS	2016	2015

CURRENT ASSETS:
Cash and cash equivalents	$2,917,996	$5,726,682
Receivables	394,515	87,214
Prepaid expenses	981,677	979,655
Deposits - current portion	154,995	150,000
Inventory used for R&D and manufacturing	1,008,642	1,401,839
Deferred rent - current portion	429,821	487,793

Total current assets	5,887,646	8,833,183

RESEARCH AND OFFICE EQUIPMENT, net	226,216	307,466

PATENT COSTS, net	256,547	291,564
DEFERRED RENT - net of current portion	3,406,921	4,044,473

DEPOSITS - net of current portion	1,820,917	1,970,917

TOTAL ASSETS	$11,598,247	$15,447,603

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$3,091,512	$5,128,682
Accrued expenses	378,672	88,575
Due to employees	538,278	365,131
Related party loan	-	1,104,057
Deferred rent - current portion	3,310	9,997
Lease obligation - current portion	-	9,028

Total current liabilities	4,011,772	6,705,470

Derivative instruments	8,394,934	13,686,587
Deferred revenue	125,000	126,639
Deferred rent - net of current portion	17,609	9,026
Deposits held	5,000	5,000

Total liabilities	12,554,315	20,532,722

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value-200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized;
155,962,079 and 112,360,568 shares issued and outstanding
at September 30, 2016 and 2015, respectively	1,559,621	1,123,606
Additional paid-in capital	283,152,288	267,992,754
Accumulated deficit	(285,667,977)	(274,201,479)

Total stockholders' deficit	(956,068)	(5,085,119)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$11,598,247	$15,447,603

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2016, 2015 and 2014

	2016	2015	2014

GRANT INCOME AND OTHER	$285,055	$657,377	$264,033

OPERATING EXPENSES:
Research and development	19,351,779	21,098,147	17,172,587
General & administrative	6,486,501	13,855,775	10,665,558

Total operating expenses	25,838,280	34,953,922	27,838,145

OPERATING LOSS	(25,553,225)	(34,296,545)	(27,574,112)

GAIN ON DERIVATIVE INSTRUMENTS	14,013,726	282,616	248,767

LOSS ON DEBT EXTINGUISHMENT	-	(620,457)	-

INTEREST INCOME (EXPENSE), net	73,001	(40,260)	(40,920)

NET LOSS	(11,466,498)	(34,674,646)	(27,366,265)

ISSUANCE OF ADDITIONAL SHARES DUE TO RESET PROVISIONS	-	-	(1,117,447)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(11,466,498)	$(34,674,646)	$(28,483,712)

NET LOSS PER COMMON SHARE
BASIC	$(0.09)	$(0.42)	$(0.48)
DILUTED	$(0.09)	$(0.42)	$(0.49)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC and DILUTED	121,655,108	82,519,027	58,804,622

 See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
YEARS ENDED SEPTEMBER 30, 2016, 2015 and 2014

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, OCTOBER 1, 2013	31,025,019	310,250	218,550,408	(212,160,568)	6,700,090

Sale of common stock	31,755,494	317,555	28,129,691	-	28,447,246
Issuance of warrants in connection with
sale of common stock	-	-	(7,791,448)	-	(7,791,448)
401(k) contributions paid
in common stock	164,787	1,647	153,787	-	155,434
Exercise of warrants	2,668,508	26,686	4,253,632	-	4,280,318
Conversion of warrant liability to equity	-	-	1,308,528	-	1,308,528
Stock issued to nonemployees for service	579,968	5,800	621,318	-	627,118
Stock issued for patents	8,695	87	9,912	-	9,999
Modification of options issued to consultants	-	-	76,991	-	76,991
Issuance of restricted stock	15,700,000	157,000	(157,000)	-	-
Equity based compensation - employees	-	-	3,958,637	-	3,958,637
Equity based compensation - non-employees	-	-	36,752	-	36,752
Net loss	-	-	-	(27,366,265)	(27,366,265)

BALANCE, SEPTEMBER 30, 2014	81,902,471	819,025	249,151,208	(239,526,833)	10,443,400

Sale of common stock	29,467,901	294,679	20,853,699	-	21,148,378
Issuance of warrants in connection with
sale of common stock	-	-	(8,463,957)	-	(8,463,957)
401(k) contributions paid
in common stock	243,178	2,432	163,214	-	165,646
Stock issued to nonemployees for service	739,968	7,400	526,576	-	533,976
Modification of warrants and extingishment loss	-	-	620,457	-	620,457
Forfeiture of unvested restricted stock	(100,000)	(1,000)	1,000	-	-
Equity based compensation - employees	107,050	1,070	5,104,757	-	5,105,827
Equity based compensation - non-employees	-	-	35,800	-	35,800
Net loss	-	-	-	(34,674,646)	(34,674,646)

BALANCE, SEPTEMBER 30, 2015	112,360,568	1,123,606	267,992,754	(274,201,479)	(5,085,119)

Sale of common stock	41,523,248	415,232	20,958,464	-	21,373,696
Issuance of warrants in connection with
sale of common stock	-	-	(8,722,073)	-	(8,722,073)
401(k) contributions paid
in common stock	408,497	4,085	157,486	-	161,571
Stock issued to nonemployees for service	1,248,831	12,489	677,824	-	690,313
Equity based compensation - employees	420,935	4,209	2,008,474	-	2,012,683
Equity based compensation - non-employees	-	-	79,359	-	79,359
Net loss	-	-	-	(11,466,498)	(11,466,498)

BALANCE, SEPTEMBER 30, 2016	155,962,079	$1,559,621	$283,152,288	$(285,667,977)	$(956,068)

 See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2016, 2015 and 2014

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,466,498)	$(34,674,646)	$(27,366,265)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	150,243	206,750	231,752
Issuance of common stock and options for services - non-employees	751,651	565,915	694,955
Modification of warrants issued to consultants	-	-	76,991
Equity based compensation	2,113,433	5,105,827	3,958,637
Common stock contributed to 401(k) plan	161,571	165,646	155,434
Impairment loss on abandonment of patents	-	-	1,182
Loss on retired equipment	248	313	268
Gain on derivative instruments	(14,013,726)	(282,616)	(248,767)
Loss on debt extinguishment	-	620,457	-
(Increase)/decrease in assets:
Receivables	(1,960)	(5,394)	(7,557)
Deferred rent	695,524	745,673	769,159
Prepaid expenses	15,999	(68,268)	(158,088)
Inventory used for R&D and manufacturing	393,197	50,181	(435,392)
Deposits	145,005	150,000	(200,000)
Increase/(decrease) in liabilities:
Accounts payable	(2,389,931)	3,981,886	(751,971)
Accrued expenses	290,097	(458,633)	433,712
Deferred revenue	(1,639)	48	46
Due to employees	72,397	57,170	(78,376)
Deferred rent liability	1,896	6,358	(3,739)

Net cash used in operating activities	(23,082,493)	(23,833,333)	(22,928,019)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(31,405)	(73,399)	(103,977)
Expenditures for patent costs	(2,819)	(20,132)	(34,887)

Net cash used in investing activities	(34,224)	(93,531)	(138,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	21,420,301	21,148,378	28,428,641
Payment on related party loan	(1,104,057)
Proceeds from exercise of warrants	-	-	3,118,387
Payments on obligations under capital lease	(8,213)	(8,452)	(8,137)

Net cash provided by financing activities	20,308,031	21,139,926	31,538,891

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,808,686)	(2,786,938)	8,472,008

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,726,682	8,513,620	41,612

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,917,996	$5,726,682	$8,513,620

 See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2016, 2015 and 2014

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2016	2015	2014
Receivable due under the litigation funding arrangement offset by the same amount
payable to the legal firm providing the services	$305,341	$-	$-
Research and office equipment included in accounts payable at year end	$-	$(2,345)	$(1,074)
Capitalizable patent costs included in accounts payable at year end.	$-	$(11,685)	$4,474
Patent costs purchased with common stock	$-	$-	$9,999
Lease payments included in accounts payable at year end	$815	$43	$3,477
Fair value of warrant liabilities on the date of issuance reclassed to liabilities	$(8,722,073)	$(8,463,957)	$(5,320,989)
Financing costs included in accounts payable at year end	$46,605	$-	$-
Forfeiture of unvested restricted stock	$-	$1,000	$-
Stock issued under an anti-dilution provision and cashless exercise of warrants	$-	$-	$(16,375)
Prepaid amount under consulting services paid with issuance of common stock	$18,021	$3,861	$31,085

Cash paid for interest expense	$43,673	$147,166	$180,654

See notes to financial statements.

CEL-SCI CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.
ORGANIZATION

CEL-SCI Corporation (the Company) was incorporated on March 22, 1983, in the state of Colorado, to finance research and development in biomedical science and ultimately to engage in marketing and selling products.
CEL-SCI is focused on finding the best way to activate the immune system to fight cancer and infectious diseases. The Company’s lead investigational therapy, Multikine (Leukocyte Interleukin, Injection), is currently in a Phase 3 clinical trial as a potential therapeutic agent directed at using the immune system to produce an anti-tumor immune response for advanced primary head and neck cancer. Data from Phase 1 and Phase 2 clinical trials suggest Multikine has the potential to directly affect tumor cells. These data also indicate that it appears to activate the patient’s own anti-tumor immune response. Multikine (Leukocyte Interleukin, Injection) is the full name of this investigational therapy, which, for simplicity, is referred to in the remainder of this document as Multikine. Multikine is the trademark that the Company has registered for this investigational therapy, and this proprietary name is subject to FDA review in connection with the Company’s future anticipated regulatory submission for approval. Multikine has not been licensed or approved by the FDA or any other regulatory agency. Neither has its safety or efficacy been established for any use. Further research is required, and early-phase clinical trial results must be confirmed in the Phase 3 clinical trial of this investigational therapy that is in progress and that is currently subject to a clinical hold on enrollment of additional new patients.
Multikine has been cleared by the regulators in twenty four countries around the world, including the U.S. FDA, for a global Phase 3 clinical trial in advanced primary (not yet treated) head and neck cancer patients. On September 26, 2016, the Company received verbal notice from the FDA that the Phase 3 clinical trial has been placed on clinical hold. The FDA’s partial clinical hold letter identified the following specific deficiencies: there is an unreasonable and significant risk of illness or injury to human subjects; the investigator brochure is misleading, erroneous, and materially incomplete; and that the plan or protocol is deficient in design to meet its stated objectives. Pursuant to this communication from FDA, patients currently receiving study treatments could continue to receive treatment, and patients already enrolled in the study would continue to be followed, but no additional patients could be enrolled. On October 21, 2016, the Company announced it had received the Partial Clinical Hold letter from the FDA. On November 21, 2016, the Company announced it has submitted what it believes to be a complete response to the FDA. On December 8, 2016, the FDA advised CEL-SCI that the agency was denying CEL-SCI’s request for a meeting at this time because FDA’s review of CEL-SCI’s November 17, 2016 response was ongoing. CEL-SCI was also advised that it will be receiving a letter addressing CEL-SCI’s response by December 18, 2016.
Multikine is also being used in a Phase 1 study at the University of California, San Francisco (UCSF) in HIV/HPV co-infected men and women with peri-anal warts.

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

The Company is currently running a large multi-national Phase 3 clinical trial for head and neck cancer. The Company believes that it has enough capital to support its operations as it believes that it has ready access to new equity capital should the need arise. During fiscal year 2016, the Company raised approximately $21.4 million in net proceeds through the sale of common stock and warrants from public and private offerings. During fiscal year 2015, the Company raised $21.1 million net proceeds from public offerings. To finance the study beyond the next 12 months, the Company plans to raise additional capital in the form of corporate partnerships, debt and/or equity financings. In addition, the Company expects to receive proceeds from the arbitration against its former clinical research organization, inVentiv. The Company believes that it will be able to obtain additional financing because it has done so consistently in the past, and because Multikine is a product in the Phase 3 clinical trial stage. However, there can be no assurance that the Company will be successful in raising additional funds or that funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary capital, the Company will either have to slow or delay the Phase 3 clinical trial or even significantly curtail its operations until such time as it is able to raise the required funding. The financial statements have been prepared assuming that the Company will continue as a going concern, but due to the Company’s future liquidity needs, history of net losses, and the expectation that the Company will incur losses for the foreseeable future, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has spent approximately $34.5 million as of September 30, 2016 on direct costs for the Phase 3 clinical trial.  The total remaining cash cost of the Phase 3 clinical trial, excluding any costs that will be paid by CEL-SCI's partners, would be approximately $12.1 million after September 30, 2016. This ís based on the executed contract costs with the CROs only and does not include other related costs, e.g. the manufacturing of the drug. It should be noted that this estimate is based only on the information currently available in the Company’s contracts with the Clinical Research Organizations responsible for managing the Phase 3 clinical trial.  This number can be affected by the speed of enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen.  The Company has filed an amendment to the original Phase 3 protocol for it head and neck cancer study with the FDA to allow for this expansion in patient enrollment. Should the FDA allow the amended protocol filed with them to proceed, the remaining cost of the Phase 3 clinical trial will be higher. It is therefore possible that the cost of the Phase 3 clinical trial will be higher than currently estimated.

On September 26, 2016, the Company received verbal notice from the FDA that the Phase 3 clinical trial has been placed on clinical hold. Pursuant to this communication from FDA, patients currently receiving study treatments could continue to receive treatment, and patients already enrolled in the study would continue to be followed, but no additional patients could be enrolled. On October 21, 2016, the Company announced it had received the Partial Clinical Hold letter from the FDA. On November 21, 2016, the Company announced it has submitted a complete response to the FDA and will work diligently with the FDA to seek to have the partial clinical hold lifted.

3.
SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Research and Office Equipment– Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Repairs and maintenance which do not extend the life of the asset are expensed when incurred. The fixed assets are reviewed on a quarterly basis to assess impairment, if any.

Patents – Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years). In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment to the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, are less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value.

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

Derivative Instruments - The Company has entered into financing arrangements that consist of freestanding derivative instruments that contain embedded derivative features, specifically, the settlement provisions in the warrant agreements preclude the warrants from being treated as equity. The Company accounts for these arrangements in accordance with Accounting Standards Codification (ASC) 815, “Accounting for Derivative Instruments and Hedging Activities”. In accordance with accounting principles generally accepted in the United States (U.S. GAAP), derivative instruments and hybrid instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument. The derivative liabilities are remeasured at fair value at the end of each reporting period as long as they are outstanding.

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

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents.  The Company maintains its cash and cash equivalents with high quality financial institutions.  At times, these accounts may exceed federally insured limits.  The Company has not experienced any losses in such bank accounts.  The Company believes it is not exposed to significant credit risk related to cash and cash equivalents. All non-interest bearing cash balances were fully insured up to $250,000 at September 30, 2016.

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. A full valuation allowance was recorded against the deferred tax assets as of September 30, 2016 and 2015.

Use of Estimates – The preparation of financial statements in conformity U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, inventory obsolescence, accruals, stock options, useful lives for depreciation and amortization of long-lived assets, deferred tax assets and the related valuation allowance, and the valuation of derivative liabilities. Actual results could differ from estimates, although management does not generally believe such differences would materially affect the financial statements in any given year. However, in regard to the valuation of derivative liabilities determined using various valuation techniques including the Black-Scholes and binomial pricing methodologies, significant fluctuations may materially affect the financial statements in a given year. The Company considers such valuations to be significant estimates.

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

Recent Accounting Pronouncements – In May 2014, the FASB issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (Topic 606) that will supersede virtually all recognition guidance in US GAAP. For public entities, the guidance is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted for all entities for annual and interim periods beginning after December 15, 2016. The FASB issued the following ASUs to amend the new guidance: ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, ASU 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net), ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients. Management does not expect the new standard or any of the related updates to have a material effect on its financial statements and related disclosures.

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 amends eight specific cash flow issues: 1.) Debt Prepayment or Debt Extinguishment Costs, 2.) Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing, 3.) Contingent Consideration Payments Made after a Business Combination, 4.) Proceeds from the Settlement of Insurance Claims, 5.) Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies, 6.) Distributions Received from Equity Method Investees, 7.) Beneficial Interests in Securitization Transactions, 8.) Separately Identifiable Cash Flows and Application of the Predominance Principle. Management does not expect the adoption of the amendments in this Update to have a material effect on its financial statements and related disclosures.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Management does not expect the adoption of the amendments in this Update to have a material effect on its financial statements and related disclosures.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

4.          WARRANTS AND NON-EMPLOYEE OPTIONS

The following chart represents the warrants and non-employee options outstanding at September 30, 2016:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrant	Exercise Price	Expiration Date	Refer-ence

Series R	12/6/12	2,625,000	$4.00	12/6/16	1
Series S	10/11/13 -10/24/14	25,928,010	$1.25	10/11/18	1
Series U	4/17/14	445,514	$1.75	10/17/17	1
Series V	5/28/15	20,253,164	$0.79	5/28/20	1
Series W	10/28/15	17,223,248	$0.67	10/28/20	1
Series X	1/13/16	3,000,000	$0.37	1/13/21	2
Series Y	2/15/16	650,000	$0.48	2/15/21	2
Series Z	5/23/16	6,600,000	$0.55	11/23/21	1
Series ZZ	5/23/16	500,000	$0.55	5/18/21	1
Series AA	8/26/16	5,000,000	$0.55	2/22/22	1
Series BB	8/26/16	400,000	$0.55	8/22/21	1
Series N	8/18/08	2,844,627	$0.53	8/18/17	2
Series P	2/10/12	590,001	$4.50	3/6/17	2
Consultants	12/2/11- 7/1/16	640,000	$0.37- $3.50	10/27/16- 6/30/19	3

The following chart represents the warrants and non-employee options outstanding at September 30, 2015:

Warrants	Issue Date	Shares Issuable upon Exercise of Warrants	Exercise Price	Expiration Date	Refer-ence

Series N	8/18/08	2,844,627	0.53	8/18/17	1
Series Q	6/21/12	1,200,000	5.00	12/22/15	1
Series R	12/6/12	2,625,000	4.00	12/6/16	1
Series S	10/11/13- 10/24/14	25,928,010	1.25	10/11/18	1
Series U	4/17/14	445,514	1.75	10/17/17	1
Series V	5/28/15	20,253,164	0.79	5/28/20	1
Series P	2/10/12	590,001	4.50	3/6/17	2
Consultants	10/14/05 – 7/1/15	238,000	0.66 – 20.00	10/14/15 - 6/30/18	3

1.
Warrant Liabilities

The table below presents the warrants accounted for as derivative liabilities at September 30.

	2016	2015
Series S warrants	$3,111,361	$7,363,555
Series U warrants	-	44,551
Series V warrants	1,620,253	6,278,481
Series W warrants	1,799,858	-
Series Z warrants	970,604	-
Series ZZ warrants	70,609	-
Series AA warrants	763,661	-
Series BB warrants	58,588	-

Total derivative liabilities	$8,394,934	$13,686,587
The table below presents the gains and (losses) on the warrant liabilities for the years ended September 30:

Warrant Series	2016	2015	2014
Series A - E	$-	$6,105	$1
Series F and G	-	-	12,667
Series H	-	12,000	24,000
Series N	-	-	(1,404,027)
Series Q	-	12,000	36,000
Series R	-	157,500	131,250
Series S	4,252,193	(1,705,466)	1,098,787
Series T	-	-	276,122
Series U	44,552	75,738	73,967
Series V	4,658,228	1,724,739	-
Series W	3,260,913	-	-
Series Z	997,226	-	-
Series ZZ	75,229	-	-
Series AA	672,246	-	-
Series BB	53,139	-	-

Net gain	$14,013,726	$282,616	$248,767

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

Expired warrants

As of September 30, 2015, all Series A, B, C, E, F, G, H, and Q warrants had expired.

Series R Warrants

On December 4, 2012, the Company sold 3,500,000 shares of its common stock for $10,500,000, or $3.00 per share, in a registered direct offering. The investors in this offering also received Series R warrants which entitle the investors to purchase up to 2,625,000 shares of the Company’s common stock. The Series R warrants may be exercised at any time before December 6, 2016 at a price of $4.00 per share. The fair value at issuance of the warrants of $4.2 million was recorded as a warrant liability.

Series S Warrants

On October 11, 2013, the Company closed a public offering of 17,826,087 units of common stock and warrants at a price of $1.00 per unit for net proceeds of approximately $16.4 million, net of underwriting discounts and commissions and offering expenses of the Company. Each unit consisted of one share of common stock and one Series S warrant to purchase one share of common stock. The Series S warrants were immediately exercisable, expire on October 11, 2018, and have an exercise price of $1.25. In November 2013, the underwriters purchased an additional 2,648,913 warrants pursuant to the overallotment option, for which the Company received net proceeds of $24,370. The fair value at issuance of the Series S warrants of $6.1 million was recorded as a warrant liability.

On December 24, 2013, the Company closed a public offering of 4,761,905 units of common stock and warrants at a price of $0.63 per unit for net proceeds of approximately $2.8 million, net of underwriting discounts and commissions and offering expenses of the Company. Each unit consisted of one share of common stock and one Series S warrant to purchase one share of common stock. The underwriters purchased an additional 476,190 units of common stock and warrants pursuant to the overallotment option, for which the Company received net proceeds of approximately $279,000. The fair value at issuance of the Series S warrants of approximately $1.2 million was recorded as a warrant liability. On February 7, 2014, the Series S warrants began trading on the NYSE MKT under the symbol CVM WT.

On October 24, 2014, the Company closed an underwritten public offering of 7,894,737 shares of common stock and 1,973,684 Series S warrants to purchase shares of common stock. Additionally, on October 21, 2014, the Company sold 1,320,000 shares of common stock and 330,000 Series S warrants to purchase shares of common stock in a private offering. The common stock and Series S warrants were sold at a combined per unit price of $0.76 for net proceeds of approximately $6.4 million, net of underwriting discounts and commissions and offering expenses. The fair value at issuance of the Series S warrants of approximately $461,000 was added to the existing Series S warrant liability.

During the years ended September 30, 2016 and 2015, no Series S warrants were exercised. During the year ended September 30, 2014, 2,088,769 Series S Warrants were exercised, and the Company received proceeds of approximately $2.6 million.

Series T and U Warrants

On April 17, 2014, the Company closed a public offering of 7,128,229 shares of common stock at a price of $1.40 and 1,782,057 Series T warrants to purchase one share of common stock for net proceeds of approximately $9.2 million, net of underwriting commissions and offering expenses. The Series T warrants were immediately exercisable and had an exercise price of $1.58. On October 17, 2014, all of the Series T warrants expired. The underwriters received 445,514 Series U warrants to purchase one share of common stock. The Series U warrants were exercisable beginning October 17, 2014, expire on October 17, 2017, and have an exercise price of $1.75. The fair value at issuance of the Series T and U warrants of approximately $470,000 was recorded as a warrant liability.

Series V Warrants

On May 28, 2015, the Company closed an underwritten public offering of 20,253,164 shares of common stock and 20,253,164 Series V warrants to purchase shares of common stock. The common stock and Series V warrants were sold at a combined per unit price of $0.79 for net proceeds of approximately $14.7 million, net of underwriting discounts and commissions and offering expenses. The Series V warrants were immediately exercisable at a price of $0.79 and expire on May 28, 2020. The fair value at issuance of the Series V warrants of approximately $8.0 million was recorded as a warrant liability.

Series W Warrants

On October 28, 2015, the Company closed an underwritten public offering of 17,223,248 shares of common stock and 17,223,248 Series W warrants to purchase shares of common stock. The common stock and warrants were sold at a combined per unit price of $0.67 for net proceeds of approximately $10.5 million, net of underwriting discounts and commissions and offering expenses. The Series W warrants are immediately exercisable at a price of $0.67 and expire on October 28, 2020. The fair value at issuance of the Series W warrants of approximately $5.1 million was recorded as warrant liability.

Series Z and ZZ Warrants

On May 23, 2016, the Company closed a registered direct offering of 10,000,000 shares of common stock and 6,600,000 Series Z warrants to purchase shares of common stock. The common stock and warrants were sold at a combined per unit price of $0.50 for net proceeds of approximately $4.6 million, net of placement agent’s commissions and offering expenses. The Series Z warrants may be exercised at any time on or after November 23, 2016 and on or before November 23, 2021 at a price of $0.55 per share. The Company also issued 500,000 Series ZZ warrants to the placement agent as part of its compensation. The Series ZZ warrants may be exercised at any time on or after November 23, 2016 and on or before May 18, 2021 at a price of $0.55 per share. The fair value of the Series Z and Series ZZ warrants of approximately $2.1 million on the date of issuance was recorded as a warrant liability.

Series AA and BB Warrants

On August 26, 2016, the Company closed a registered direct offering of 10,000,000 shares of common stock and 5,000,000 Series AA warrants to purchase shares of common stock. The common stock and warrants were sold at a combined per unit price of $0.50 for proceeds of approximately $4.5 million, net of placement agent’s commissions and offering expenses. The series AA warrants may be exercised at any time after February 22, 2017 and on or before February 22, 2022 at a price of $0.55 per share. The Company also issued 400,000 Series BB warrants to the placement agent as part of its compensation. The Series BB warrants may be exercised at any time on or after February 22, 2017 and on or before August 22, 2021 at a price of $0.55 per share. The fair value of the Series AA and Series BB warrants of approximately $1.5 million on the date of issuance was recorded as a warrant liability.

2.
Equity Warrants

Series X Warrants

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

Series Y Warrants

On February 15, 2016, the Company sold 1,300,000 shares of its common stock and 650,000 Series Y warrants to a private investor for $624,000. Each Series Y warrant allows the holder to purchase one share of the Company's common stock at a price of $0.48 per share at any time on or before February 15, 2021. The Series Y warrants qualify for equity treatment in accordance with ASC 815. The relative fair value on the date of issuance of the warrants was calculated to be approximately $144,000.

Series N Warrants

Series N warrants were previously issued in connection with a financing. On October 11, 2013 and December 24, 2013, in connection with public offerings of common stock on those dates, the Company reset the exercise price of the 518,771 outstanding Series N warrants from $3.00 to $0.53 and issued the Series N warrant holders 2,432,649 additional warrants exercisable at $0.53, as required by the warrant agreements. In January 2014, the Company offered the investors the option to extend the Series N warrants by one year and allow for cashless exercise in exchange for cancelling the reset provision in the warrant agreement. One investor, holding 2,844,627 Series N warrants accepted this offer. Accordingly, these warrants are no longer considered a derivative liability due to the cancelation of the reset provision. The fair value of the warrants on that date totaled approximately $1.3 million and was reclassified from derivative liabilities to additional paid-in capital. On March 21, 2014, the other investor exercised 106,793 Series N warrants. The Company received cash proceeds of approximately $7,000 for 14,078 of the warrants exercised. The remaining 92,715 warrants were exercised in a cashless exercise. The fair value of the warrants on the date of exercise was $137,000 and was reclassified from derivative liabilities to additional paid-in capital.

On October 28, 2014, the outstanding 2,844,627 Series N Warrants were transferred to the de Clara Trust, of which the Company’s CEO, Geert Kersten, is the trustee and a beneficiary. On June 29, 2015, the Company extended the expiration date of the Series N warrants to August 18, 2017. The incremental cost of this modification was approximately $475,000. The modification was concurrent with the extinguishment and reissuance of a note payable also held in the de Clara Trust, and was recorded as a loss on debt extinguishment.

As of September 30, 2016, the remaining 2,844,627 Series N warrants entitle the holder to purchase one share of the Company's common stock at a price of $0.53 per share at any time prior to August 18, 2017. On September 30, 2016 and 2015, no derivative liability was recorded because the warrants no longer were considered a liability for accounting purposes.

Series L and Series M Warrants

Series L and Series M warrants were previously issued in connection with a financing. In April 2014, 25,000 Series L warrants, with an exercise price of $7.50, expired. In April 2015, the remaining 70,000 of the Series L warrants, which had been repriced to $2.50 in April 2013, expired.

In October 2013, the Company reduced the exercise prices of the Series M warrants from $3.40 to $1.00 in exchange for a reduction in the number of warrants from 600,000 to 500,000. The additional cost of $76,991 was recorded as non-employee stock expense. In March 2014, 500,000 Series M warrants were exercised at a price of $1.00, and the Company received proceeds of $500,000.

Series P Warrants

On February 10, 2012, the Company issued 590,001 Series P warrants to purchase up to 590,001 shares of the Company’s common stock at a price of $4.50 per share as an inducement for the exercise of previously issued warrants. The Series P warrants are exercisable at any time prior to March 6, 2017.

3.
Options and Shares Issued to Consultants

The Company typically enters into consulting arrangements in exchange for common stock or stock options. During the years ended September 30, 2016 and 2015, the Company issued 1,248,831 and 739,968 shares of common stock, respectively, to consultants, of which 784,000 and 180,000, respectively, were restricted shares. Under these arrangements, the common stock was issued with stock prices ranging between $0.37 and $1.11 per share.
Additionally, during the years ended September 30, 2016 and 2015, the Company issued to consultants 410,000 and 90,000 options, respectively, to purchase common stock with exercise prices ranging from $0.37 to $1.02 per share and fair values ranging from $0.12 to $0.50 per share. The aggregate values of the issuances of restricted common stock and common stock options are recorded as prepaid expenses and are charged to general and administrative expenses over the periods of service.

During the years ended September 30, 2016 and 2015, the Company recorded total expense of approximately $752,000 and $566,000, respectively, relating to these consulting agreements. At September 30, 2016 and 2015, approximately $48,000 and $30,000, respectively, are included in prepaid expenses. As of September 30, 2016, 640,000 options issued to consultants as payment for services remained outstanding, 440,000 of which are fully vested, and all of which were issued from the Non-Qualified Stock Option plans

5.
RESEARCH AND OFFICE EQUIPMENT

Research and office equipment consisted of the following at September 30:

	2016	2015

Research equipment	$3,158,633	$3,268,757
Furniture and equipment	133,499	141,347
Leasehold improvements	131,910	131,910

	3,424,042	3,542,014

Accumulated depreciation and amortization	(3,197,826)	(3,234,548)

Net research and office equipment	$226,216	$307,466

Depreciation expense for the years ended September 30, 2016, 2015 and 2014 totaled approximately $112,000, $166,000 and $189,000, respectively. One asset is recorded under capital lease with a net book value of $0 and approximately $8,000 on September 30, 2016 and 2015, respectively. Amortization of the capital lease asset is included in general and administrative expenses on the Statements of Operations.

6.
PATENTS

Patents consisted of the following at September 30:

	2016	2015

Patents	$1,528,610	$1,525,791
Accumulated amortization	(1,272,063.00)	(1,234,227.00)

Net Patents	$256,547	$291,564

During the years ended September 30, 2016, 2015 there was no impairment of patent costs and a nominal impairment charge in 2014. Amortization expense for the years ended September 30, 2016, 2015 and 2014 totaled approximately $38,000, $40,000 and $43,000, respectively. The total estimated future amortization is as follows:

Years ending September 30,
2017	$37,000
2018	36,000
2019	35,000
2020	31,000
2021	28,000
Thereafter	90,000
$257,000

7.
INCOME TAXES

At September 30, 2016 and 2015, the Company had federal net operating loss carryforwards of approximately $169.7 million and $157.0 million, respectively. The NOLs begin to expire during the fiscal year ending September 30, 2019 and become fully expired by the end of the fiscal year ended 2036. In addition, the Company has a general business credit as a result of the credit for increasing research activities (“R&D credit”) of approximately $1.2 million at September 30, 2016 and 2015. The R&D credit begins to expire during the fiscal year ending September 30, 2020 and is fully expired during the fiscal year ended 2029. Deferred taxes consisted of the following at September 30:

	2016	2015

Net operating loss carryforwards	$64,366,000	$61,363,000

R&D credit	1,221,000	1,221,000
Stock-based compensation	6,379,000	5,855,000
Fixed assets and intangibles	57,000	41,000
Capitalized R&D	18,508,000	15,082,000
Vacation and other	179,000	114,000
Loan modification	-	57,000

Total deferred tax assets	90,710,000	83,733,000

Valuation allowance	(90,710,000)	(83,733,000)
Net deferred tax asset	$-	$-

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

The Company has no federal or state current or deferred tax expense or benefit. The Company’s effective tax rate differs from the applicable federal statutory tax rate. The reconciliation of these rates is as follows at September 30:

	2016	2015	2014

Federal Rate	34.00%	34.00%	34.00%
State tax rate, net of federal benefit	3.92	5.12	5.15
State tax rate change	(22.13)	(0.15)	(0.93)
Other adjustments	(0.03)	(0.21)	0.00
Adjustment to deferreds	0.00	0.00	19.13
Permanent differences (1)	45.08	(0.71)	(0.43)
Change in valuation allowance	(60.84)	(38.05)	(58.78)
Effective tax rate	0.00%	0.00%	0.00%

(1) The 2016 amount is mainly due to the gain on derivative instruments approximating $14 million from the change in fair value of the Company’s warrant liabilities during the year.

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes,” which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more likely than not that the position will be sustained. The Company has elected to reflect any tax penalties or interest resulting from tax assessments on uncertain tax positions as a component of tax expense. The Company has generated federal net operating losses in tax years ending September 30, 1998 through 2015. These years remain open to examination by the major domestic taxing jurisdictions to which the Company is subject.

8.
STOCK COMPENSATION

The Company recognized the following expenses for options issued or vested and restricted stock awarded during the year:

	Year Ended September 30,
	2016	2015	2014
Employees	$2,113,433	$5,105,827	$3,958,637
Non-employees	$751,651	$565,915	$771,946

These expenses were recorded as general and administrative expense. During the years ended September 30, 2016, 2015 and 2014, non-employee stock compensation excluded approximately $48,000, $30,000 and $26,000, respectively, for future services to be performed (Note 12).

During the years ended September 30, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

	2016	2015	2014
Expected stock price volatility	75.58 – 80.9%	73.38 – 86.19%	72.81 – 86.87%
Risk-free interest rate	0.71 – 1.56%	0.93 – 2.35%	0.59 – 2.65%
Expected life of options	3.0 – 9.69 Years	3.0 – 9.76 Years	3.0 – 9.76 Years
Expected dividend yield	-	-	-

Non-Qualified Stock Option Plans--At September 30, 2016, the Company has collectively authorized the issuance of 9,680,000 shares of common stock under its Non-Qualified Stock Option Plans. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options are to be determined by the Company’s Compensation Committee, which administers the plans. The Company’s employees, directors, officers, and consultants or advisors are eligible to be granted options under the Non-Qualified Stock Option Plans.

Incentive Stock Option Plans--At September 30, 2016, the Company had collectively authorized the issuance of 3,460,000 shares of common stock under its Incentive Stock Option Plans. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options were determined by the Company’s Compensation Committee, which administers the plans. Only the Company’s employees are eligible to be granted options under the Incentive Stock Option Plans.

Activity in the Company’s Non-Qualified and Incentive Stock Option Plans for the two years ended September 30, 2016 is summarized as follows:

Non-Qualified and Incentive Stock Option Plans

	Outstanding				Exercisable
			Weighted				Weighted
			Ave				Ave
	Number of	Weighted Average	Remaining Contractual	Aggregate Intrinsic	Number of	Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (Years)	Value	Shares	Exercise Price	Term (Years)	Value
Outstanding at October 1, 2014	6,831,149	$2.98	6.55	$3,600	3,443,884	$3.40	5.49	$3,600

Vested					1,153,357	$2.48
Granted (a)	893,700	$0.66
Forfeited	116,665	$1.87
Expired	70,499	$4.15			70,499	$4.15

Outstanding at September 30, 2015	7,537,685	$2.71	5.98	$50	4,526,742	$3.15	5.01	$0
Vested					1,401,716	$1.27
Granted (b)	1,213,600	$0.48
Forfeited	55,998	$0.86
Expired	106,000	$5.80			106,000	$5.80

Outstanding at September 30, 2016	8,589,287	$2.37	5.35	$0	5,822,458	$2.65	4.76	$0
(a)
Includes 90,000 stock options granted to consultants
(b)
Includes 410,000 stock options granted to consultants

A summary of the status of the Company’s non-vested options for the two years ended September 30, 2016 is presented below:

		Weighted Average
	Number of	Grant Date
	Options	Fair Value

Unvested at October 1, 2014	3,387,265	$2.15
Vested	(1,153,357)
Granted	893,700
Forfeited	(116,665)
Unvested at September 30, 2015	3,010,943	$1.72
Vested	(1,401,716)
Granted	1,213,600
Forfeited	(55,998)
Unvested at September 30, 2016	2,766,829	$1.48

Incentive Stock Bonus Plan-- On July 22, 2014 the Company's shareholders approved the 2014 Incentive Stock Bonus Plan, authorizing the issuance of up to 16,000,000 shares in the Company’s Incentive Stock Bonus Plan. The shares will only be earned upon the achievement of certain milestones leading to the commercialization of the Company’s Multikine technology, or specified increases in the market price of the Company’s stock. If the performance or market criteria are not met as specified in the Incentive Stock Bonus Plan, all or a portion of the awarded shares will be forfeited. The fair value of the shares on the grant date was calculated using the market value on the grant-date for issuances where the attainment of performance criteria is likely and using a Monte Carlo simulation for issuances where the attainment of performance criteria is uncertain. The grant date fair value of shares issued that remain outstanding as of September 30, 2016 is approximately $8.6 million. The total value of the shares, if earned, is being expensed over the requisite service periods for each milestone, provided the requisite service periods are rendered, regardless of whether the market conditions are met. No compensation cost is recognized for awards where the requisite service period is not rendered. During the years ended September 30, 2016 and 2015, the Company recorded expense relating to the issuance of restricted stock pursuant to the plan of approximately $634,000 and $3.4 million, respectively. At September 30, 2016, the Company has unrecognized compensation expense of approximately $3.1 million which is expected to be recognized over a weighted average period of 5.03 years.

A summary of the status of the Company’s restricted stock units issued from the Incentive Stock Bonus Plan for the two years in the period ended September 30, 2016 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 1, 2014	15,700,000	$0.55
Vested	(500,000)
Granted	-
Forfeited	(100,000)
Unvested at September 30, 2015	15,100,000	$0.55
Vested	-
Unvested at September 30, 2016	15,100,000	$0.55

Stock Bonus Plans -- At September 30, 2016, the Company was authorized to issue up to 5,594,000 shares of common stock under its Stock Bonus Plans. All employees, directors, officers, consultants, and advisors are eligible to be granted shares. During the year ended September 30, 2016, 408,497 shares were issued to the Company’s 401(k) plan for a cost of approximately $162,000. During the year ended September 30, 2015, 243,178 shares were issued to the Company’s 401(k) plan for a cost of approximately $166,000. During the year ended September 30, 2014, 164,787 shares were issued to the Company’s 401(k) plan for a cost of approximately $155,000. As of September 30, 2016, the Company has issued a total of 3,161,211 shares of common stock from the Stock Bonus Plans.

Stock Compensation Plans-- At September 30, 2016, 3,350,000 shares were authorized for use in the Company’s stock compensation plans. During the years ended September 30, 2016, 2015 and 2014, 464,831, 218,328 and 409,968 shares, respectively, were issued from the Stock Compensation Plans to consultants for payment of services at a cost of approximately $234,000, $147,000 and $439,000, respectively. During the year ended September 30, 2016 and 2015, 95,935 and 107,050 shares, respectively, were issued to employees from the Stock Compensation Plans as part of their compensation at a cost of approximately $45,000 and $58,000, respectively. No shares were issued to employees from the Stock Compensation Plans during the year ended September 30, 2014. As of September 30, 2016, the Company has issued 1,984,765 shares of common stock from the Stock Compensation Plans.

9.
EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code, subject to the Employee Retirement Income Security Act of 1974, as amended, and covering substantially all Company employees. Each participant’s contribution is matched by the Company with shares of common stock that have a value equal to 100% of the participant’s contribution, not to exceed the lesser of $10,000 or 6% of the participant’s total compensation. The Company’s contribution of common stock is valued each quarter based upon the closing bid price of the Company’s common stock. Total expense, including plan maintenance, for the years ended September 30, 2016, 2015 and 2014, in connection with this Plan was approximately $168,000, $170,000 and $160,000, respectively.

10.        COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In March 2013, the Company entered into an agreement with Aptiv Solutions to provide certain clinical research services in accordance with a master service agreement. The Company will reimburse Aptiv for costs incurred. The agreement required the Company to make $600,000 in advance payments which are being credited against future invoices in $150,000 annual increments through December 2017. As of September 30, 2016, the total balance advanced is $300,000, of which $150,000 is classified as a current asset.

In April 2013, the Company entered into a co-development and revenue sharing agreement with Ergomed. Under the agreement, Ergomed will contribute up to $10 million towards the study in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount. In October 2015, the Company entered into a second co-development and revenue sharing agreement with Ergomed for an additional $2 million, for a total of $12 million. The Company accounted for the co-development and revenue sharing agreement in accordance with ASC 808 “Collaborative Arrangements”. The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.” Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its Statements of Operations. Since the Company entered into the co-development and revenue sharing agreement with Ergomed, it has incurred research and development expenses of approximately $19.2 million related to Ergomed’s services. This amount is net of Ergomed’s discount of approximately $6.3 million. During the years ended September 30, 2016, 2015 and 2014, the Company recorded, approximately $7.2 million, $6.7 million and $4.4 million, respectively, as research and development expense related to Ergomed’s services. These amounts were net of Ergomed’s discount of approximately $2.1 million, $2.4 million and $1.5 million, respectively, over the comparable periods.

In October 2013, the Company entered into two co-development and profit sharing agreements with Ergomed.  One agreement supports the Phase 1 study being conducted at UCSF for the development of Multikine as a potential treatment for peri-anal warts in HIV/HPV co-infected men and women.  The other agreement focuses on the development of Multikine as a potential treatment for cervical dysplasia in HIV/HPV co-infected women. Ergomed will assume up to $3 million in clinical and regulatory costs for each study.

The Company is currently involved in a pending arbitration proceeding, CEL-SCI Corporation v. inVentiv Health Clinical, LLC (f/k/a PharmaNet LLC) and PharmaNet GmbH (f/k/a PharmaNet AG). On October 31, 2013, the Company initiated the proceedings against inVentiv Health Clinical, LLC, or inVentiv, the former third-party CRO, and are seeking payment for damages related to inVentiv’s prior involvement in the ongoing Phase 3 clinical trial of Multikine. The arbitration claim, initiated under the Commercial Rules of the American Arbitration Association, alleges (i) breach of contract, (ii) fraud in the inducement, and (iii) common law fraud. The Company is seeking at least $50 million in damages in its amended statement of claim. Based upon further analysis, however, the Company believes that its damages (direct and consequential) presently total over $150 million.

In an amended statement of claim, the Company asserted the claims set forth above as well as an additional claim for professional malpractice.  The arbitrator subsequently granted inVentiv’s motion to dismiss the professional malpractice claim based on the “economic loss doctrine” which, under New Jersey law, is a legal doctrine that, under certain circumstances, prohibits bringing a negligence-based claim alongside a claim for breach of contract.  The arbitrator denied the remainder of inVentiv’s motion, which had sought to dismiss certain other aspects of the amended statement of claim.  In particular, the arbitrator rejected inVentiv’s argument that several aspects of the amended statement of claim were beyond the arbitrator’s jurisdiction.

In connection with the pending arbitration proceedings, inVentiv has asserted counterclaims against the Company for (i) breach of contract, seeking at least $2 million in damages for services allegedly performed by inVentiv; (ii) breach of contract, seeking at least $1 million in damages for the Company’s alleged use of inVentiv’s name in connection with publications and promotions in violation of the parties’ contract; (iii) opportunistic breach, restitution and unjust enrichment, seeking at least $20 million in disgorgement of alleged unjust profits allegedly made by the Company as a result of the purported breaches referenced in subsection (ii); and (iv) defamation, seeking at least $1 million in damages for allegedly defamatory statements made about inVentiv. The Company believes inVentiv’s counterclaims are meritless. However, if inVentiv successfully asserts any of its counterclaims, such an adverse determination could have a material adverse effect on the Company’s business, results, financial condition and liquidity.

In October 2015 the Company signed an arbitration funding agreement with a company established by Lake Whillans Litigation Finance, LLC, a firm specializing in funding litigation expenses. Pursuant to the agreement, an affiliate of Lake Whillans provides the Company with funding for litigation expenses to support its arbitration claims against inVentiv. The funding is available to the Company to fund the expenses of the ongoing arbitration and will only be repaid when the Company receives proceeds from the arbitration. During the year ended September 30, 2016, the Company recognized a gain of approximately $1.1 million on the derecognition of legal fees to record the transfer of the liability that existed prior to the execution of the financing agreement from the Company to Lake Whillans. The gain on derecognition of legal fees is recorded as a reduction of general and administration expenses on the Statement of Operations. All related legal fees are directly billed to and paid by Lake Whillans. As part of the agreement with Lake Whillans, the law firm agreed to cap its fees and expenses for the arbitration at $5 million.

The arbitration hearing on the merits (the “trial”) began on September 26, 2016.

Lease Agreements

The approximate future minimum annual rental payments due under non-cancelable operating leases for office and laboratory space are as follows:

Years Ending September 30,
2017	$1,930,000
2018	1,997,000
2019	2,066,000
2020	2,110,000
2021	2,100,000
Thereafter	15,831,000
Total minimum lease payments:	$26,034,000

Rent expense, including amortization of deferred rent, for the years ended September 30, 2016, 2015 and 2014, was approximately $2.7 million. The Company’s three leases expire between June 2020 and October 2028.

The Company leases a building near Baltimore, Maryland. The building was remodeled in accordance with the Company’s specifications so that it can be used by the Company to manufacture Multikine for the Company’s Phase 3 clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and requires annual base rent to escalate each year at 3%. The Company is required to pay all real estate and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease.

At September 30, 2016, the Company recorded a total deferred rent asset of approximately $3.8 million, of which approximately $3.4 million is long term and the balance of approximately $430,000 is included in current assets. At September 30, 2015, the Company recorded a total deferred rent asset of approximately $4.5 million, of which approximately $4 million is long term and the balance of approximately $488,000 is included in current assets. On September 30, 2016 and 2015, the Company has included in deferred rent the following: 1) deposit on the manufacturing facility ($3.1 million); 2) the fair value of the warrants issued to lessor ($1.4 million); 3) additional investment ($3.0); 4) deposit on the cost of the leasehold improvements for the manufacturing facility ($1.8 million). At September 30, 2016, the Company has accumulated amortization of approximately $5.5 million. At September 30, 2015, the Company has also included accrued interest on deposit of approximately $128,000, and accumulated amortization of approximately $4.9 million.

The Company was required to deposit the equivalent of one year of base rent in accordance with the lease. When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company. The approximate $1.7 million deposit is included in non-current assets on September 30, 2016 and 2015.

The Company subleases a portion of its rental space on a month to month term lease, which requires a 30 day notice for termination. The sublease rent for the years ended September 30, 2016, 2015 and 2014 was approximately $67,000, $65,000 and $63,000, respectively, and is recorded in grant income and other in the statements of operations.

The Company leases its research and development laboratory under a 60 month lease which expires February 28, 2017. In September 2016, the lease was extended through February 28, 2022. The operating lease includes escalating rental payments. The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate of approximately $11,000 per month. As of September 30, 2016 and 2015, the Company has recorded a deferred rent liability of approximately $2,000 and $6,000, respectively.

The Company leases its office headquarters under a 60 month lease which expires June 30, 2020. The operating lease includes escalating rental payments. The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate approximately $8,000 per month. As of September 30, 2016 and 2015, the Company has recorded a deferred rent liability of approximately $18,000 and $13,000, respectively.

The Company leases office equipment under a capital lease arrangement. The term of the capital lease is 48 months and expired on September 30, 2016. The monthly lease payment is $1,025. The lease bears interest at approximately 6% per annum.

Vendor Obligations

Further, the Company has contingent obligations with other vendors for work that will be completed in relation to the Phase 3 trial. The timing of these obligations cannot be determined at this time. The total remaining cash cost of the Phase 3 clinical trial, excluding any costs that will be paid by CEL-SCI's partners, would be approximately $12.1 million after September 30, 2016. This ís based on the executed contract costs with the CROs only and does not include other related costs, e.g. the manufacturing of the drug. The Company has filed an amendment to the original Phase 3 protocol for it head and neck cancer study with the FDA to allow for this expansion in patient enrollment. Should the FDA allow the amended protocol filed with them to proceed, the remaining cost of the Phase 3 clinical trial will be higher.

11.        RELATED PARTY TRANSACTIONS

Effective August 31, 2016, Maximilian de Clara, the Company’s President and a director, resigned for health reasons. In payment for past services, the Company agreed to issue Mr. de Clara 650,000 shares of restricted stock; 325,000 shares upon his resignation and 325,000 on August 31, 2017. The market value of the shares granted, including the accrued value of the shares to be issued in August 2017, totaled $253,500.

On January 13, 2016, the de Clara Trust demanded payment on the note payable, of which the balance, including accrued and unpaid interest, was $1,105,989. The de Clara Trust was established by Maximilian de Clara, the Company’s former President and a director. The Company’s Chief Executive Officer, Geert Kersten, is the trustee and a beneficiary. When the de Clara Trust demanded payment on the note, the Company sold 3,000,000 shares of its common stock and 3,000,000 Series X warrants to the de Clara Trust for approximately $1.1 million. Each warrant allows the de Clara Trust to purchase one share of the Company's common stock at a price of $0.37 per share at any time on or before January 13, 2021.

Prior to the repayment, on June 29, 2015, the Company had extended the maturity date of the note to July 6, 2017, lowered the interest rate from 15% to 9% and changed the conversion price from $4.00 to $0.59, the closing stock price on the previous trading day. The Company determined these modifications to be substantive and accounted for the modification as an extinguishment of the pre-modification note and issuance of the post-modification note. The Company recorded an extinguishment loss and a premium on the note payable of approximately $166,000, which was credited to additional paid in capital. Concurrently, the Company extended the expiration date of the Series N warrants to August 18, 2017. The incremental cost of this modification was approximately $475,000 and was included in debt extinguishment loss on the note, for a total loss of approximately $620,000 during the year ended September 30, 2015.

During the years ended September 30, 2016, 2015 and 2014, the Company paid approximately $43,000, $146,000 and $179,000, respectively, in interest expense to Mr. de Clara.

12.        STOCKHOLDERS’ EQUITY

During the years ended September 30, 2016 and 2015, no warrants were exercised. During the year ended September 30, 2014, 2,695,562 Series M, N and S warrants were exercised. The Company issued 2,668,508 shares of common stock and received approximately $3.1 million from the exercise of these warrants since 92,715 Series N warrants were exercised in a cashless exercise.

On October 11, 2013, the Company closed a public offering of units of common stock and Series S warrants at a price of $1.00 per unit for net proceeds of $16.4 million, net of underwriting discounts and commissions. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock. The warrants were immediately exercisable and expire on October 11, 2018, and have an exercise price of $1.25. In November 2013, the underwriters purchased an additional 2,648,913 warrants pursuant to the overallotment option, for which the Company received net proceeds of approximately $24,000.

On December 24, 2013, the Company closed a public offering of units of common stock and Series S warrants at a price of $0.63 per unit for net proceeds of approximately $2.8 million, net of underwriting discounts and commissions. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock. The warrants are immediately exercisable and expire on October 11, 2018, and have an exercise price of $1.25. The underwriters exercised the option for the full 10% overallotment, for which the Company received net proceeds of approximately $279,000.

The October and December 2013 financings triggered the reset provision from the August 2008 financing which resulted in the issuance of an additional 1,563,083 shares of common stock. The cost of additional shares issued was approximately $1.1 million. This cost was recorded as a deemed a dividend.

On October 24, 2014, the Company closed an underwritten public offering of 7,894,737 shares of common stock and 1,973,684 Series S warrants to purchase shares of common stock. Additionally, in a related private offering on October 21, 2014, the Company sold 1,320,000 shares of common stock and 330,000 Series S warrants to purchase shares of common stock. The common stock and Series S warrants were sold at a combined price of $0.76 for net proceeds of approximately $6.4 million, net of offering expenses. The Series S warrants trade of the NYSE MKT under the symbol CVM WT.

On April 17, 2014, the Company closed a public offering of units consisting of 7,128,229 shares of common stock and Series T warrants to purchase an aggregate of 1,782,057 shares of common stock. The units were sold at a price of $1.40 per unit. The Company received net proceeds of approximately $9.1 million after deducting the underwriting commissions and offering expenses. The common stock and warrants separated immediately. The Series T warrants, with an exercise price of $1.58 per share, expired on October 17, 2014. The underwriters in the offering received 445,514 Series U warrants to purchase one share of common stock. The Series U warrants expire on October 17, 2017, and have an exercise price of $1.75.

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

On October 28, 2015, the Company closed an underwritten public offering of 17,223,248 shares of common stock and 17,223,248 Series W warrants to purchase shares of common stock. The common stock and warrants were sold at a combined price of $0.67 for net proceeds of approximately $10.5 million, net of underwriting commissions and offering expenses. The warrants were immediately exercisable, expire October 28, 2020 and have an exercise price of $0.67.

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

On August 26, 2016, the Company closed a registered direct offering of 10,000,000 shares of common stock and Series AA warrants to purchase up to 5,000,000 shares of common stock. Each share of common stock was sold together with a Series AA warrant to purchase one-half of a share of common stock for the combined purchase price of $0.50. Each warrant can be exercised at any time after February 22, 2017 and on or before February 22, 2022 at a price of $0.55 per share. The Company also issued 400,000 Series BB warrants to the placement agent as part of its compensation. The Series BB warrants may be exercised at any time on or after February 22, 2017 and on or before August 22, 2021 at a price of $0.55 per share. The Company received proceeds from the sale of Series AA and Series BB shares and warrants of approximately $4.5 million, net of placement agent’s commissions and offering expenses

13.        FAIR VALUE MEASUREMENTS

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

The table below sets forth the liabilities measured at fair value on a recurring basis, by input level, on the balance sheet at September 30, 2016:

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
	Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total

Derivative Instruments	$ 3,111,361		$ 5,283,573	$ 8,394,934

The table below sets forth the liabilities measured at fair value on a recurring basis, by input level, on the balance sheet at September 30, 2015:

	Quoted Prices in	Significant
	Active Markets for	Other	Significant
	Identical	Observable	Unobservable
	Liabilities (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total

Derivative Instuments	$ 7,365,555		$ 6,323,032	$ 13,686,587

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3), as of September 30:

	2016	2015

Beginning balance	$6,323,032	$307,894
Issuances	8,722,073	8,003,220
Net realized and unrealized derivative gain	(9,761,532)	(1,988,082)
Ending balance	$5,283,573	$6,323,032

The fair values of the Company’s derivative instruments disclosed above under Level 3 are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock as well as U.S. Treasury Bill rates are observable in active markets. At September 30, 2016, the Company’s Level 3 derivative instruments have a weighted average fair value of $0.10 per share and a weighted average exercise price of $0.86 per share. Fair values were determined using a weighted average risk free interest rate of 1.04% and 75% volatility.

14.        NET LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, restricted stock and shares issuable on convertible debt, have not been included in the computation of diluted net loss per share for all periods presented, as the result would be anti-dilutive. For the years presented, the gain on derivative instruments is not included in net loss available to common shareholders for purposes of computing dilutive loss per share because its effect is anti-dilutive.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations:

	2016	2015	2014

Net loss available to
common shareholders	$(11,466,498)	$(34,674,646)	$(28,483,712)
Less: Gain on derivative
Instruments	-	-	(248,767)
Net loss - diluted	$(11,466,498)	$(34,674,646)	$(28,732,479)

Weighted average number of
shares - basic and diluted	121,655,108	82,519,027	58,804,622

Loss per share - basic	$(0.09)	$(0.42)	$(0. 48)
Loss per share - diluted	$(0.09)	$(0.42)	$(0. 49)

For the years ended September 30, 2016 and 2015, the gain on derivatives is not excluded from the numerator in calculating diluted loss per share because the gain relates to derivative warrants that were priced higher than the average market price during the period.

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net loss per share excludes the following dilutive securities because their inclusion would have been anti-dilutive as of September 30:

	2016	2015	2014

Options and Warrants	91,882,022	58,421,058	39,994,707
Convertible Debt	-	1,871,283	276,014
Unvested Restricted Stock	15,100,000	15,100,000	15,700,000
Total	106,982,022	75,392,341	55,970,721

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

16.        QUARTERLY INFORMATION (UNAUDITED)

The following quarterly data are derived from the Company’s statements of operations.

Financial Data

Fiscal 2016
	Three months	Three months	Three months	Three months
	ended	ended	ended	Ended	Year ended
	December 31 2015	March 31, 2016	June 30, 2016	September 30, 2016	September 30, 2016
Grant income and other	$20,976	$32,775	$129,975	$101,329	$285,055
Operating expenses	5,804,108	6,306,378	6,512,722	7,215,072	25,838,280
Non-operating (expense) income, net	1,985	22,478	24,679	23,859	73,001
Gain (loss) on derivative instruments	8,122,960	(2,593,730)	2,508,744	5,975,752	14,013,726
Net income (loss) available to
common shareholders	$2,341,813	$(8,844,855)	$(3,849,324)	$(1,114,132)	$(11,466,498)
EPS (LPS) -basic and diluted	$0.02	$(0.07)	$(0.03)	$(0.01)	$(0.09)
Weighted average shares:
Basic	109,768,502	118,420,327	124,132,500	134,290,870	121,655,108
Diluted	111,639,785	118,420,327	124,132,500	134,290,870	121,655,108

Fiscal 2015
	Three months	Three months	Three months	Three months
	ended	ended	ended	Ended	Year ended
	December 31 2014	March 31, 2015	June 30, 2015	September 30, 2015	September 30, 2015
Grant income and other	$136,838	$197,620	$389,223	$(66,304)	$657,377
Operating expenses	10,132,579	7,956,963	8,590,698	8,273,682	34,953,922
Non-operating (expense) income, net	(12,547)	(14,097)	(35,985)	22,369	(40,260)
Gain (loss) on derivative instruments	2,162,970	(4,782,796)	4,428,780	(1,526,338)	282,616
Loss on debt extinguishment	-	-	(620,457)	-	(620,457)
Net loss available to
common shareholders	$(7,845,318)	$(12,556,236)	$(4,429,137)	$(9,843,955)	$(34,674,646)
Net loss per share-basic	$(0.11)	$(0.17)	$(0.05)	$(0.10)	$(0.42)
Net loss per share-diluted	$(0.14)	$(0.17)	$(0.06)	$(0.10)	$(0.42)
Weighted average shares:
Basic	73,260,783	75,847,869	83,796,311	97,040,004	82,519,027
Diluted	73,260,783	75,847,869	85,134,107	97,040,004	82,519,027

The Company has experienced large swings in its quarterly gains and losses caused by the changes in the fair value of warrants each quarter.

17.        SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has reviewed subsequent events through the date of the filing.

On December 8, 2016, the Company sold 34,024,000 shares of common stock and warrants to purchase common stock at a price of $0.125 in a public offering. The warrants consist of 17,012,000 Series CC warrants to purchase 17,012,000 shares of common stock, 34,024,000 Series DD warrants to purchase 34,024,000 shares of common stock and 34,024,000 Series EE warrants to purchase 34,024,000 shares of common stock. The Series CC warrants are immediately exercisable, expire in five-years and have an exercise price of $0.20 per share. The Series DD warrants are immediately exercisable, expire in six-months and have an exercise price of $0.18 per share. The Series EE warrants are immediately exercisable, expire in nine-months and have an exercise price of $0.18 per share. In addition, the Company issued 1,701,000 Series FF warrants to purchase 1,701,000 shares of common stock to the placement agent. The FF warrants are exercisable at any time on or after June 8, 2017 and expire on December 1, 2021 and have an exercise price $0.15625. The net proceeds to CEL-SCI from this offering was approximately $3.8 million, excluding any future proceeds that may be received from the exercise of the warrants.

On December 9, 2016, the Company reported on a communication received from the staff of the NYSE MKT, its current listing exchange, that it considered the Company to be noncompliant with certain listing requirements based on its quarterly report for the period ended June 30, 2016. The Company has been given the opportunity to maintain its listing by submitting a plan of compliance by January 9, 2017. This plan must advise of actions the company has taken or will take to regain compliance with the continued listing standards by June 11, 2018. The Company intends to submit such a plan by January 9, 2017. The communication and compliance plan has no current effect on the listing of the Company's shares on the exchange. If the plan is not acceptable or the Company does not make sufficient progress under the plan or reestablish compliance by June 11, 2018, then staff of the exchange may initiate proceedings for delisting from the NYSE MKT. The Company may then appeal a staff determination to initiate such proceedings in accordance with the exchange's Company Guide.

SIGNATURES

In accordance with Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 14th day of December 2016.

CEL-SCI CORPORATION

By:	/s/ Geert R. Kersten
Geert R. Kersten, Chief Executive Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geert R. Kersten	Chief Executive, Principal
Geert R. Kersten	Accounting, Principal Financial
	Officer and a Director	December 14, 2016

/s/ Alexander G. Esterhazy	Director	December 14, 2016
Alexander G. Esterhazy

/s/Peter R. Young	Director	December 14, 2016
Dr. Peter R. Young

/s/ Bruno Baillavoine	Director	December 14, 2016