Form 10-K/A
period 2016-09-30
CEL SCI CORP
filed 2016-12-15
CIK 725363

FORM 10-K/A
(Amendment No.1)

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

As of December 9, 2016, the Registrant had 188,724,407 issued and outstanding shares of common stock.

Documents Incorporated by Reference:   None

Explanatory Note

The purpose of the Amendment No. 1 on Form 10–K/A to CEL-SCI CORPORATION’s annual report of Form 10–K for the year ended September 30, 2016, filed with the Securities and Exchange Commission on December 14, 2016 (the “Form 10–K”), is solely to furnish Exhibit 101 to the Form 10–K in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–K. This Amendment No. 1 speaks as of the original filing date of the Form 10–K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–K.

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

10(h)	Warrant Adjustment Agreement with Laksya Ventures	Incorporated by reference to Exhibit 10(i) of CEL-SCI’s report on Form 8-K dated August 3, 2010

10(l)	First Amendment to Development Supply and Distribution Agreement with Orient Europharma.	Incorporated by reference to Exhibit 10(m) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(m)	Exclusive License and Distribution Agreement with Teva Pharmaceutical Industries Ltd.	Incorporated by reference to Exhibit 10(n) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(n)	Lease Agreement	Incorporated by reference to Exhibit 10(o) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(o)	Promissory Note with Maximilian de Clara, together with Amendments 1 and 2	Incorporated by reference to Exhibit 10(p) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(p)	Licensing Agreement with Byron Biopharma	Incorporated by reference to Exhibit 10(i) of CEL-SCI’s report on Form 8-K dated March 27, 2009

10(z)	Development, Supply and Distribution Agreement with Orient Europharma	Incorporated by reference to Exhibit 10(z) filed with CEL-SCI’s report on Form 10-K for the year ended September 30, 2003.

10(aa)	Securities Purchase Agreement and form of the Series F warrants, which is and exhibit to the Securities Purchase Agreement	Incorporated by reference to Exhibit 10(aa) of CEL-SCI’s report on Form 8-K dated October 3, 2011.

10(bb)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(bb) of CEL-SCI’s report on Form 8-K dated October 3, 2011.

10(cc)	Securities Purchase Agreement, together with the form of the Series H warrant, which is an exhibit to the securities Purchase Agreement	Incorporated by reference to Exhibit 10(cc) of CEL-SCI’s report on Form 8-K dated January 25, 2012.

10(dd)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(dd) of CEL-SCI’s report on Form 8-K dated January 25, 2012.

10(ee)	Warrant Amendment Agreement, together with the form of the Series P warrant, which is an exhibit to the Warrant Amendment Agreement	Incorporated by reference to Exhibit 10(ee) of CEL-SCI’s report on Form 8-K dated February 10, 2012.

10(ff)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(ff) of CEL-SCI’s report on Form 8-K dated February 10, 2012.

10(gg)	Securities Purchase Agreement and the form of the Series Q warrant, which is an exhibit to the Securities Purchase Agreement	Incorporated by reference to Exhibit 10(gg) of CEL-SCI’s report on Form 8-K dated June 18, 2012.

10(hh)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(hh) of CEL-SCI’s report on Form 8-K dated June 18, 2012.

10 (ii)	Securities Purchase Agreement and the form of the Series R warrant, which is an exhibit to the Securities Purchase Agreement	Incorporated by reference to Exhibit 10(ii) of CEL-SCI’s report on Form 8-K dated December 5, 2012.

10 (jj)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(jj) of CEL-SCI’s report on Form 8-K dated December 5, 2012.

10 (nn)	Underwriting Agreement, together with the form of Series S warrant which is an exhibit to the underwriting agreement	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated October 8, 2013.

10 (oo)	Underwriting Agreement, together with the form of Series S warrant which is an exhibit to the underwriting agreement	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated December 19, 2013.

10 (pp)	Underwriting Agreement, together with the form of Series T warrant which is an exhibit to the warrant agent agreement	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated April 15, 2014.

10 (qq)	Underwriting Agreement, together with the form of Series S warrant which is an exhibit to the warrant agent agreement	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated October 23, 2014.

10 (rr)	Assignment and Assumption Agreement with Teva Pharmaceutical Industries, Ltd. and GCP Clinical Studies, Ltd.	Incorporated by reference to Exhibit 10(rr) of CEL-SCI’s report on Form 10-K/A report for the year ended September 30, 2014 dated April 17, 2015.

10 (ss)	Service Agreement with GCP Clinical Studies, Ltd., together with Amendment 1 thereto*	Incorporated by reference to Exhibit 10(ss) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (tt)	Joinder Agreement with PLIVA Hrvatska d.o.o.	Incorporated by reference to Exhibit 10(tt) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (uu)	Master Service Agreement with Ergomed Clinical Research, Ltd., and Clinical Trial Orders thereunder	Incorporated by reference to Exhibit 10(uu) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (vv)	Co-Development and Revenue Sharing Agreement with Ergomed Clinical Research Ltd., dated April 19, 2013, as amended	Incorporated by reference to Exhibit 10(vv) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (ww)	Co-Development and Revenue Sharing Agreement II: Cervical Intraepithelial Neoplasia in HIV/HPV co-infected women, with Ergomed Clinical Research Ltd., dated October 10, 2013, as amended	Incorporated by reference to Exhibit 10(ww) of CEL- first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (xx)	Co-Development and Revenue Sharing Agreement III: Anal warts and anal intraepithelial neoplasia in HIV/HPV co-infected patients, with Ergomed Clinical Research Ltd., dated October 24, 2013	Incorporated by reference to Exhibit 10(xx) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (yy)	Master Services Agreement with Aptiv Solutions, Inc.	Incorporated by reference to Exhibit 10(yy) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (zz)	Project Agreement Number 1 with Aptiv Solutions, Inc. together with Amendments 1 and 2 thereto*	Incorporated by reference to Exhibit 10(zz) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (aaa)	Second Amendment to Development Supply and Distribution Agreement with Orient Europharma	Incorporated by reference to Exhibit 10(aaa) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (bbb)	Amended and Restated Promissory Note with Maximilian de Clara	Incorporated by reference to Exhibit 10(bbb) of CEL-SCI’s report on Form 10-K/A report for the year ended September 30, 2014 dated April 17, 2015.

10 (ccc)	Placement Agent Agreement dated May 22, 2015 by and among CEL-SCI Corporation and Dawson James Securities, Inc.	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K filed on May 26, 2015.

10 (ddd)	Warrant Agent Agreement (as amended), Series V warrants	Incorporated by reference to Exhibit 10 (ccc) of CEL-SCI’s report on Form 8-K filed on May 29, 2015.

10 (eee)	Assignment of Proceeds and Investment Agreement between CEL-SCI Corporation and Lake Whillans Vehicle 1.	Incorporated by reference to Exhibit 10 (ddd) of CEL-SCI’s report on Form 8-K filed on October 16, 2015.

10 (fff)	Placement Agent Agreement dated October 22, 2015 by and among CEL-SCI Corporation and Dawson James Securities, Inc.	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K filed on October 23, 2015.

10 (ggg)	Warrant Agent Agreement, Series W warrants	Incorporated by reference to Exhibit 10 (eee) of CEL-SCI’s report on Form 8-K filed on October 23, 2015.

10 (iii)	Amendment to Co-Development and Revenue Sharing Agreement with Ergomed Clinical Research, Ltd., dated September 15, 2015	Incorporated by reference to Exhibit 10 (iii) filed with CEL-SCI’s 10-K report for the year ended September 30, 2015.

10 (jjj)	Securities Purchase Agreement	Incorporated by reference to Exhibit 10(jjj) of CEL-SCI’s report on Form 8-K dated May 19, 2016.

10 (kkk)	Securities Purchase Agreement	Incorporated by reference to Exhibit 10(kkk) of CEL-SCI’s report on Form 8-K dated August 24, 2016.

10 (lll)	Termination Agreement with Maximilian de Clara	Incorporated by reference to Exhibit 10(lll) of CEL-SCI’s report on Form 8-K dated September 2, 2016.

10 (mmm)	Employment Agreement with Geert Kersten (2016-2019)	Incorporated by reference to Exhibit 10(mmm) of CEL-SCI’s report on Form 8-K dated September 2, 2016.

10 (nnn)	Employment Agreement with Patricia Prichep (2016-2019)	Incorporated by reference to Exhibit 10(nnn) of CEL-SCI’s report on Form 8-K dated September 2, 2016.

10 (000)	Employment Agreement with Eyal Taylor (2016-2019)	Incorporated by reference to Exhibit 10(ooo) of CEL-SCI’s report on Form 8-K dated September 2, 2016.

23.1	Consent of BDO USA, LLP

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Label Linkbase Document.**
101.PRE	XBRL Taxonomy Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy

*
Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24b-2 of the Securities Exchange Act of 1934. The omitted confidential material has been filed separately with the Commission. The location of the omitted confidential information is indicated in the exhibit with asterisks (*)

SIGNATURES

In accordance with Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 15th day of December 2016.

CEL-SCI CORPORATION

By:	/s/ Geert R. Kersten
Geert R. Kersten, Chief Executive Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geert R. Kersten	Chief Executive, Principal
Geert R. Kersten	Accounting, Principal Financial
	Officer and a Director	December 15, 2016

/s/ Alexander G. Esterhazy	Director	December 15, 2016
Alexander G. Esterhazy

/s/Peter R. Young	Director	December 15, 2016
Dr. Peter R. Young

/s/ Bruno Baillavoine	Director	December 15, 2016