Form 10-Q
period 2017-03-31
CEL SCI CORP
filed 2017-05-10
CIK 725363

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class of Stock	No Shares Outstanding	Date
Common	229,827,331	May 8, 2017

TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

 CEL-SCI CORPORATION
 BALANCE SHEETS

	MARCH 31,	SEPTEMBER 30,
ASSETS	2017	2016
	(UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents	$1,529,802	$2,917,996
Receivables	4,252	394,515
Prepaid expenses	720,466	981,677
Deposits - current portion	150,000	154,995
Inventory used for R&D and manufacturing	678,664	1,008,642
Deferred rent - current portion	400,039	429,821

Total current assets	3,483,223	5,887,646

RESEARCH AND OFFICE EQUIPMENT, net	219,337	226,216

PATENT COSTS, net	239,214	256,547
DEFERRED RENT - net of current portion	3,113,148	3,406,921

DEPOSITS	1,670,917	1,820,917

TOTAL ASSETS	$8,725,839	$11,598,247

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$7,074,898	$3,091,512
Accrued expenses	509,841	378,672
Due to employees	607,289	538,278
Derivative instruments, current portion	208,493	-
Other current liabilities	7,792	3,310

Total current liabilities	8,408,313	4,011,772

Derivative instruments - net of current portion	3,228,252	8,394,934
Deferred revenue	125,000	125,000
Other liabilities	40,478	22,609

Total liabilities	11,802,043	12,554,315

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value-200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized;
216,478,331 and 155,962,079 shares issued and outstanding
at March 31, 2017 and September 30, 2016, respectively	2,164,784	1,559,621
Additional paid-in capital	285,299,676	283,152,288
Accumulated deficit	(290,540,664)	(285,667,977)

Total stockholders' deficit	(3,076,204)	(956,068)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,725,839	$11,598,247

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2017 and 2016
(UNAUDITED)

	2017	2016

GRANT INCOME AND OTHER	$34,433	$53,751

OPERATING EXPENSES:
Research and development	11,080,073	9,798,089
General & administrative	2,752,123	2,312,397

Total operating expenses	13,832,196	12,110,486

OPERATING LOSS	(13,797,763)	(12,056,735)

GAIN ON DERIVATIVE INSTRUMENTS	8,879,612	5,529,230

INTEREST INCOME, NET	45,464	24,463

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(4,872,687)	$(6,503,042)

NET LOSS PER COMMON SHARE
BASIC	$(0.03)	$(0.06)
DILUTED	$(0.03)	$(0.06)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC	166,245,352	114,070,776
DILUTED	167,064,795	114,070,776

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2017 and 2016
 (UNAUDITED)

	2017	2016

OTHER INCOME	$17,175	$32,775

OPERATING EXPENSES:
Research and development	7,055,217	4,628,582
General & administrative	1,345,114	1,677,796

Total operating expenses	8,400,331	6,306,378

OPERATING LOSS	(8,383,156)	(6,273,603)

LOSS ON DERIVATIVE INSTRUMENTS	(48,700)	(2,593,730)

INTEREST INCOME, NET	22,367	22,478

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(8,409,489)	$(8,844,855)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.05)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	182,994,027	118,420,327

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2017 and 2016
(UNAUDITED)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,872,687)	$(6,503,042)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	61,485	80,784
Share-based payments for services	112,778	472,061
Equity based compensation	677,755	845,100
Common stock contributed to 401(k) plan	76,426	82,146
Loss on retired equipment	1,187	115
Gain on derivative instruments	(8,879,612)	(5,529,230)
(Increase)/decrease in assets:
Receivables	84,922	62,080
Deferred rent	323,555	349,335
Prepaid expenses	219,543	211,360
Inventory used for R&D and manufacturing	329,978	106,531
Deposits	154,995	150,000
Increase/(decrease) in liabilities:
Accounts payable	4,214,678	(1,659,395)
Accrued expenses	131,169	559,944
Deferred revenue	-	(138)
Due to employees	140,511	(34,582)
Deferred rent liability	(1,748)	4,176

Net cash used in operating activities	(7,225,065)	(10,802,755)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(10,525)	(21,644)

Net cash used in investing activities	(10,525)	(21,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	5,849,444	12,258,287
Payments on related party loan	-	(1,104,057)
Payments on obligations under capital lease	(2,048)	(4,423)

Net cash provided by financing activities	5,847,396	11,149,807

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,388,194)	325,408

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,917,996	5,726,682

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,529,802	$6,052,090

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2017 and 2016

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2017	2016
Decrease in receivable due under the litigation funding arrangement offset
by the same amount payable to the legal firm providing the services	$305,341	$298,693
Capitalizable patent costs included in accounts payable	8,644	6,813
Capital lease obligation included in accounts payable	1,500	750
Property and equip acquired through capital lease	26,104	-
Fair value of warrants issued in connection with public offering	3,921,423	5,060,771
Financing costs included in accounts payable	118,866	1,910
Prepaid consulting services paid with issuance of common stock	(41,668)	54,693

Cash paid for interest expense	$12	$43,576

See notes to condensed financial statements.

CEL-SCI CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2017 AND 2016 (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company’s financial position as of March 31, 2017 and the results of its operations for the six months then ended. The condensed balance sheet as of September 30, 2016 is derived from the September 30, 2016 audited financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the three and six months ended March 31, 2017 and 2016 are not necessarily indicative of the results to be expected for the entire year.

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

Income Taxes - The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.  A full valuation allowance was recorded against the deferred tax assets as of March 31, 2017 and September 30, 2016.

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

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (FASB) issued ASU 2016-02, Leases, which will require most leases (with the exception of leases with terms of less than one year) to be recognized on the balance sheet as an asset and a lease liability. Leases will be classified as an operating lease or a financing lease. Operating leases are expensed using the straight-line method whereas financing leases will be treated similarly to a capital lease under the current standard. The new standard will be effective for annual and interim periods, within those fiscal years, beginning after December 15, 2018, but early adoption is permitted. The new standard must be presented using the modified retrospective method beginning with the earliest comparative period presented. The Company is currently evaluating the effect of the new standard on its financial statements and related disclosures.

No other recently issued guidance is expected to have a material impact on the Company’s financial statements.

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

The Company is currently running a large multi-national Phase 3 clinical trial for head and neck cancer with its partners TEVA Pharmaceuticals and Orient Europharma. During the six months ended March 31, 2017, the Company raised approximately $5.8 million net proceeds from multiple financings. To finance the study beyond the next twelve months, the Company plans to raise additional capital in the form of corporate partnerships, debt and/or equity financings. The Company believes that it will be able to obtain additional financing because it has done so consistently in the past and because Multikine is a product in the Phase 3 clinical trial stage. However, there can be no assurance that the Company will be successful in raising additional funds on a timely basis or that the funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of money, it will either have to slow or delay the Phase 3 clinical trial or even significantly curtail its operations until such time as it is able to raise the required funding. The Phase 3 study is currently on partial clinical hold by the FDA. The financial statements have been prepared assuming that the Company will continue as a going concern, but due to recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has spent approximately $36.6 million as of March 31, 2017 on direct costs for the Phase 3 clinical trial.  The total remaining cash cost of the clinical trial is estimated to be approximately $12.9 million.  It should be noted that this estimate is based only on the information currently available in the Company’s contracts with the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g. the manufacturing of the drug.  This number can be affected by the speed of enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen.  In the summer of 2016, the Company filed an amendment to the original Phase 3 protocol for it head and neck cancer study with the FDA to allow for this expansion in patient enrollment.

In April 2017 CEL-SCI announced that in light of new information the Company decided to withdraw the study protocol amendment for additional patients that was submitted to the FDA in the summer of 2016. It is now possible that we may not need to add more patients to the study or that only a smaller number of patients need to be added to the study to complete it in a reasonable period of time. Should additional patients be needed, we will submit a future study amendment to the FDA to seek their clearance to proceed.

We are diligently continuing to work with the FDA to have the partial clinical hold lifted. We have been in a continuing dialogue with them to try to resolve their questions and to supply them with supplemental information. On February 8, 2017 we had a Type A meeting with the FDA. The Action Items for CEL-SCI to pursue per the minutes from the FDA meeting were the following:

1)
Provide an updated Investigator's Brochure and current procedures for compliance with requirements under 21 CFR 312 Subpart D to address the partial clinical hold.
2)
Provide a list of major protocol deviations, which CEL-SCI believes will affect study results, and provide a plan to identify major protocol deviations across all patients enrolled in the Phase 3 protocol.

We have supplied our response to those Action Items to the FDA. In accordance with the partial clinical hold, we are continuing to follow the 928 patients enrolled in the study, and this includes following patients until the targeted 298 deaths between the 2 comparison groups is observed. This number of deaths is required to evaluate if the study’s primary endpoint is achieved.

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

C.
STOCKHOLDERS’ EQUITY

Stock options, stock bonuses and compensation granted by the Company as of March 31, 2017 are as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Options Plans	3,460,000	1,648,966	N/A	1,511,334
Non-Qualified Stock Option Plans	9,680,000	6,531,752	N/A	2,420,630
Stock Bonus Plans	5,594,000	N/A	4,448,479	1,144,694
Stock Compensation Plan	3,350,000	N/A	2,189,749	1,127,200
Incentive Stock Bonus Plan	16,000,000	N/A	15,600,000	400,000

Stock options, stock bonuses and compensation granted by the Company as of September 30, 2016 are as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	3,460,000	1,648,966	N/A	1,511,334
Non-Qualified Stock Option Plans	9,680,000	6,940,321	N/A	2,059,261
Bonus Plans	5,594,000	N/A	3,161,211	2,431,962
Stock Compensation Plan	3,350,000	N/A	1,985,037	1,331,912
Incentive Stock Bonus Plan	16,000,000	N/A	15,600,000	400,000

Stock option activity:

	Six Months Ended March 31,
	2017	2016
Granted	-	210,000
Expired	382,037	-
Forfeited	26,532	50,998

	Three Months Ended March 31,
	2017	2016
Granted	-	60,000
Expired	5,000	-
Forfeited	26,532	28,032

No shares of restricted stock were forfeited from the Incentive Stock Bonus Plan during the six and three months ended March 31, 2017 and 2016.

Stock-Based Compensation Expense

	Six Months Ended March 31,
	2017	2016
Employees	$677,755	$845,100
Non-employees	$112,778	$472,061

	Three Months Ended March 31,
	2017	2016
Employees	$365,380	$417,190
Non-employees	$34,225	$142,866

Employee compensation expense includes the expense related to options issued or vested and restricted stock. Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of their service contracts.

Warrants and Non-employee Options

The following chart presents the outstanding warrants and non-employee options, listed by expiration date at March 31, 2017:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrant	Exercise Price	Expiration Date	Reference

Series DD	12/8/16	34,024,000	$0.18	6/8/17	1
Series N	8/18/08	2,844,627	$0.53	8/18/17
Series EE	12/8/16	34,024,000	$0.18	9/8/17	1
Series U	4/17/14	445,514	$1.75	10/17/17	1
Series S	10/11/13- 10/24/14	25,928,010	$1.25	10/11/18	1
Series V	5/28/15	20,253,164	$0.79	5/28/20	1
Series W	10/28/15	17,223,248	$0.67	10/28/20	1
Series X	1/13/16	3,000,000	$0.37	1/13/21
Series Y	2/15/16	650,000	$0.48	2/15/21
Series ZZ	5/23/16	500,000	$0.55	5/18/21	1
Series BB	8/26/16	400,000	$0.55	8/22/21	1
Series Z	5/23/16	6,600,000	$0.55	11/23/21	1
Series FF	12/8/16	1,701,200	$0.16	12/1/21	1
Series CC	12/8/16	17,012,000	$0.20	12/8/21	1
Series HH	2/23/17	500,000	$0.13	2/16/22	1
Series AA	8/26/16	5,000,000	$0.55	2/22/22	1
Series JJ	3/14/17	750,000	$0.13	3/8/22	1
Series GG	2/23/17	10,000,000	$0.12	8/23/22	1
Series II	3/14/17	15,000,000	$0.12	9/14/22	1
Consultants	12/28/12- 7/1/16	570,000	$0.37- $2.80	4/24/17- 6/30/19	2

1.
Derivative Liabilities

The table below presents the warrant liabilities and their respective balances at the balance sheet dates:

	March 31, 2017	September 30, 2016
Series S warrants	$531,525	$3,111,361
Series U warrants	-	-
Series V warrants	202,532	1,620,253
Series W warrants	190,443	1,799,858
Series Z warrants	142,341	970,604
Series ZZ warrants	9,414	70,609
Series AA warrants	116,996	763,661
Series BB warrants	8,250	58,588
Series CC warrants	630,554	-
Series DD warrants	29,324	-
Series EE warrants	179,169	-
Series FF warrants	73,816	-
Series GG warrants	506,426	-
Series HH warrants	24,290	-
Series II warrants	755,040	-
Series JJ warrants	36,625	-

Total warrant liabilities	$3,436,745	$8,394,934

The table below presents the gains on the warrant liabilities for the six months ended March 31:

	2017	2016
Series S warrants	$2,579,836	$3,147,660
Series U warrants	-	26,731
Series V warrants	1,417,721	1,822,785
Series W warrants	1,609,415	532,054
Series Z warrants	828,263	-
Series ZZ warrants	61,195	-
Series AA warrants	646,665	-
Series BB warrants	50,338	-
Series CC warrants	429,869	-
Series DD warrants	413,948	-
Series EE warrants	512,238	-
Series FF warrants	47,166	-
Series GG warrants	108,211	-
Series HH warrants	5,340	-
Series II warrants	161,419	-
Series JJ warrants	7,988	-

Net gain on warrant liabilities	$8,879,612	$5,529,230

The table below presents the gains and (losses) on the warrant liabilities for the three months ended March 31:

	2017	2016
Series S warrants	$(41,485)	$321,507
Series U warrants	-	(4,455)
Series V warrants	-	(1,417,721)
Series W warrants	(58,189)	(1,493,061)
Series Z warrants	(40,524)	-
Series ZZ warrants	(2,689)	-
Series AA warrants	(32,904)	-
Series BB warrants	(2,334)	-
Series CC warrants	(174,623)	-
Series DD warrants	43,029	-
Series EE warrants	(2,365)	-
Series FF warrants	(19,574)	-
Series GG warrants	108,211	-
Series HH warrants	5,340	-
Series II warrants	161,419	-
Series JJ warrants	7,988	-

Net loss on warrant liabilities	$(48,700)	$(2,593,730)

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

Issuance of additional Warrants

On March 14, 2017, the Company sold 15,000,000 registered shares of common stock and 15,000,000 Series II warrants to purchase 15,000,000 unregistered shares of common stock at combined offering price of $0.10 per share.  The Series II warrants have an exercise price of $0.12 per share, are exercisable on September 14, 2017, and expire September 14, 2022. In addition, the Company issued 750,000 Series JJ warrants to purchase 750,000 shares of unregistered common stock to the placement agent. The Series JJ warrants have an exercise price $0.13, are exercisable on September 14, 2017 and expire on March 8, 2022. The net proceeds from this offering were approximately $1.3 million. The fair value of the Series II and JJ warrants of approximately $1.0 million on the date of issuance was recorded as a warrant liability.

On February 23, 2017, the Company sold 10,000,000 registered shares of common stock and 10,000,000 Series GG warrants to purchase 10,000,000 unregistered shares of common stock at a combined price of $0.10 per share.  The Series GG warrants have an exercise price of $0.12 per share, are exercisable on August 23, 2017, and expire August 23, 2022. In addition, the Company issued 500,000 Series HH warrants to purchase 500,000 shares of unregistered common stock to the placement agent. The Series HH warrants have an exercise price $0.13, are exercisable on August 23, 2017 and expire on February 16, 2022. The net proceeds from this offering were approximately $0.8 million. The fair value of the Series GG and HH warrants of approximately $0.6 million on the date of issuance was recorded as a warrant liability.

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

Expiration of Warrants

On March 16, 2017, 590,001 Series P warrants, with an exercise price of $4.50, expired. The fair value of the Series P warrants was $0 on the date of expiration.

On December 6, 2016, 2,625,000 Series R warrants, with an exercise price of $4.00, expired. The fair value of the Series R warrants was $0 on the date of expiration.

On December 22, 2015, 1,200,000 Series Q warrants, with an exercise price of $5.00, expired. The fair value of the Series Q warrants was $0 on the date of expiration.

2.
Options and shares issued to Consultants

The Company typically enters into consulting arrangements in exchange for common stock or stock options. During the six and three months ended March 31, 2017, the Company issued 474,984 and 102,492 shares of common stock, respectively, of which 270,000 and 0 were restricted shares. The common stock was issued with stock prices ranging between $0.09 and $0.29 per share. During the six and three months ended March 31, 2016, the Company issued 803,778 and 361,286 shares of common stock, of which 580,000 and 240,000 were restricted shares. The common stock was issued with stock prices ranging between $0.37 and $0.71 per share. Additionally, during the six and three months ended March 31, 2016, the Company issued a consultant 210,000 and 60,000 options, respectively, to purchase common stock at prices between $0.37 and $0.60 per share with fair values ranging between $0.19 and $0.30 per share. These options are fully vested. The aggregate values of the issuances of restricted common stock and common stock options are recorded as prepaid expenses and are charged to general and administrative expenses over the periods of service.

During the six and three months ended March 31, 2017, the Company recorded total expense of approximately $113,000 and $34,000, respectively, relating to these consulting agreements. During the six and three months ended March 31, 2016, the Company recorded total expense of approximately $472,000 and $143,000, respectively, relating to these consulting agreements. At March 31, 2017 and September 30, 2016, approximately $7,000 and $48,000, respectively, are included in prepaid expenses. As of March 31, 2017, 570,000 options were outstanding, which were issued to consultants as payment for services. Of these 570,000 outstanding options, 470,000 were vested, all of which were issued from the Non-Qualified Stock Option plans.

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

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at March 31, 2017:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$531,525	$-	$2,905,220	$3,436,745

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

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the six months ended March 31, 2017 and the year ended September 30, 2016:

	(Six Months Ended)	(Year Ended)
	March 31, 2017	September 30, 2016

Beginning balance	$5,283,573	$6,323,032
Issuances	3,921,423	8,722,073
Realized and unrealized gains	(6,299,776)	(9,761,532)
Ending balance	$2,905,220	$5,283,573

The fair values of the Company’s derivative instruments disclosed above under Level 3 are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock, as well as U.S. Treasury Bill rates, are observable in active markets.

E.
RELATED PARTY TRANSACTIONS

Effective August 31, 2016, Maximilian de Clara, the Company’s then President and a director, resigned for health reasons. In payment for past services, the Company agreed to issue Mr. de Clara 650,000 shares of restricted stock; 325,000 shares upon his resignation and 325,000 on August 31, 2017. At March 31, 2017 and September 30, 2016, the fair value accrued for unissued shares was approximately $29,000 and $101,000, respectively.

On January 13, 2016, the de Clara Trust demanded payment on a note payable, of which the balance, including accrued and unpaid interest, was approximately $1.1 million. The de Clara Trust was established by Maximilian de Clara, the Company’s former President and a director. The Company’s Chief Executive Officer, Geert Kersten, is a beneficiary of the de Clara Trust. When the de Clara Trust demanded payment on the note, the Company sold 3,000,000 shares of its common stock and 3,000,000 Series X warrants to the de Clara Trust for approximately $1.1 million. Each warrant allows the de Clara Trust to purchase one share of the Company's common stock at a price of $0.37 per share at any time on or before January 13, 2021.

No interest payments were made to Mr. de Clara during the six and three months ended March 31, 2017. During the six and three months ended March 31, 2016, the Company paid approximately $43,000 and $10,000, respectively, in interest expense to Mr. de Clara.

F.
COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In March 2013, the Company entered into an agreement with Aptiv Solutions, Inc. (which was subsequently acquired by ICON Inc.) to provide certain clinical research services in accordance with a master service agreement. The Company will reimburse ICON for costs incurred. The agreement required the Company to make $600,000 in advance payments which are being credited against future invoices in $150,000 annual increments through December 2017. As of March 31, 2017, the total balance advanced is $150,000, which is classified as a current asset.

In April 2013, the Company entered into a co-development and revenue sharing agreement with Ergomed. Under the agreement, Ergomed will contribute up to $10 million towards the study in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount. In October 2015, the Company entered into a second co-development and revenue sharing agreement with Ergomed for an additional $2 million, for a total of $12 million. The Company accounted for the co-development and revenue sharing agreement in accordance with ASC 808 “Collaborative Arrangements”. The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.” Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its Statements of Operations. Since the Company entered into the co-development and revenue sharing agreement with Ergomed, it has incurred research and development expenses of approximately $23.2 million related to Ergomed’s services. This amount is net of Ergomed’s co-development contribution of approximately $7.7 million. During the six and three months ended March 31, 2017, the Company recorded, net of Ergomed’s co-development contribution, approximately $4.1 million and $2.8 million, respectively, as research and development expense related to Ergomed’s services. During the six and three months ended March 31, 2016, the Company recorded, net of Ergomed’s co-development contribution, approximately $3.8 million and $1.8 million, respectively, as research and development expense related to Ergomed’s services.

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

The arbitration has been going on longer than expected, but it is finally nearing its end. The hearing (the “trial”) started on September 26, 2016 and was originally scheduled to end in November/December of 2016. Instead it is still ongoing, but we expect it to end during the second quarter of 2017.

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

The Company was required to deposit the equivalent of one year of base rent in accordance with the lease. When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company. The approximate $1.7 million deposit is included in non-current assets at March 31, 2017 and September 30, 2016.

The Company subleases a portion of its rental space on a month-to-month term lease, which requires a 30 day notice for termination. The Company receives approximately $6,000 per month in rent for the sub-leased space.

The Company leases its research and development laboratory under a 60 month lease which expires February 28, 2022. The operating lease includes escalating rental payments. The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate of approximately $13,000 per month. As of March 31, 2017 and September 30, 2016, the Company has recorded a deferred rent liability of approximately $1,000 and $2,000, respectively.

The Company leases its office headquarters under a 60 month lease which expires June 30, 2020. The operating lease includes escalating rental payments. The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate approximately $8,000 per month. As of March 31, 2017 and September 30, 2016, the Company has recorded a deferred rent liability of approximately $18,000.

The Company leases office equipment under a capital lease arrangement. The term of the capital lease is 60 months and expires on October 31, 2021. The monthly lease payment is $505. The lease bears interest at approximately 6.25% per annum. The Company’s previous equipment lease expired on September 30, 2016.

G.
PATENTS

During the six and three months ended March 31, 2017 and 2016, no patent impairment charges were recorded. For the six and three months ended March 31, 2017, amortization of patent costs totaled approximately $19,000 and $10,000, respectively. For the six and three months ended March 31, 2016, amortization of patent costs totaled approximately $18,000 and $9,000, respectively. The total estimated future amortization expense is approximately as follows:

Six months ending September 30, 2017	$18,308
Year ending September 30,
2018	36,487
2019	34,784
2020	31,590
2021	28,290
2022	24,488
Thereafter	65,267
Total	$239,214

H.
LOSS PER COMMON SHARE

The following tables provide the details of the basic and diluted loss per-share (LPS) computations:

	Six Months Ended March 31, 2017
	Net Loss	Weighted Average Shares	LPS

Basic loss per share	$(4,872,687)	166,245,352	$(0.03)
Gain on derivatives (1)	(330,124)	819,443

Dilutive earnings per share	$(5,202,811)	167,064,794	$(0.03)

(1) Includes Series FF, GG, HH, II and JJ warrants.

	Three Months Ended March 31, 2017
	Net Loss	Weighted Average Shares	LPS

Basic and dilutive loss per share	$(8,409,489)	182,994,027	$(0.05)

	Six Months Ended March 31, 2016
	Net Loss	Weighted Average Shares	LPS

Basic and dilutive loss per share	$(6,503,042)	114,070,776	$(0.06)

	Three Months Ended March 31, 2016
	Net Loss	Weighted Average Shares	LPS

Basic and dilutive loss per share	$(8,844,855)	118,420,327	$(0.07)

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

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net earnings (loss) per share excludes the following securities because their inclusion would have been anti-dilutive as of March 31:

	2017	2016

Options and Warrants	200,944,966	78,710,846
Unvested Restricted Stock	15,100,000	15,100,000
Total	216,044,966	93,810,846

I.
SUBSEQUENT EVENTS

On April 30, 2017, the Company entered into a securities purchase agreement with an institutional investor whereby it sold 13,199,000 shares of its common stock for aggregate gross proceeds of approximately $1.51 million, or $0.115 per share, in a registered direct offering. In a concurrent private placement, the Company also issued to the purchaser of the Company’s common stock, Series KK warrants to purchase 9,899,250 shares of common stock. The warrants can be exercised at a price of $0.1214 per share, commencing six months after the date of issuance and ending five and a half years after the date of issuance. In addition, the Company agreed to issue 659,950 Series LL warrants to the Placement Agent as part of its compensation. The Series LL warrants are subject to a 180-day lock-up and may be exercised at any time on or after October 30, 2017 and on or before April 30, 2022 at a price of $0.14375 per share.

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

On September 26, 2016, the Company received verbal notice from FDA that the Phase 3 clinical trial in advanced primary head and neck cancer has been placed on clinical hold. At such time, enrollment in the Phase 3 study was 928 patients. In accordance with the partial clinical hold, the Company is continuing to follow the 928 patients enrolled in the study, and this includes following patients until the targeted 298 deaths between the 2 comparison groups is observed. This number of deaths is required to evaluate if the study’s primary endpoint is achieved.

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

In early January 2017, in preparation for the request for a Type A meeting with FDA and resolution of the partial clinical hold issues, the Company prepared a comprehensive submission to FDA detailing its belief, accompanied by what the Company believes to be appropriate supporting data, records, and information reflecting that the Company has taken the steps necessary to address the specific deficiencies identified by the FDA, including: a) demonstrating that patients enrolled in the study are not exposed to unreasonable and significant risk of illness or injury; b) demonstrating that continued enrollment of patients in the study does not expose the patients to unreasonable risks and that the study should not be terminated for futility; (c) demonstrating that a supplemented investigator brochure is not misleading, erroneous, or materially incomplete; (d) demonstrating that the proposed revised clinical protocol is adequate in design to meet its stated objectives and that this deficiency can be addressed by the proposed revisions to the protocol.

On February 8, 2017, the Company met with the FDA to allow an open and frank discussion of the clinical hold issues raised by the FDA and to secure the FDA’s input and clarification on how to address the partial hold issues. On March 1, 2017 the Company received the written minutes of this meeting from the FDA. The Action Items for the Company to pursue per the minutes from the FDA were the following: 1) provide an updated Investigator’s Brochure and current procedures for compliance with requirements under 21 CFR 312 Subpart D to address the partial clinical hold, and 2) provide a list of major protocol deviations, which the Company believes will affect study results, and provide a plan to identify major protocol deviations across all patients enrolled in the Phase 3 protocol.

In April 2017, the Company supplied the response to those Action Items to the FDA. It is its belief that addressing the Action Items will support a favorable decision by the FDA to lift the partial clinical hold. While the Company thinks that it has understood the Action Items, it is possible that the Company has not understood all issues involved or that the FDA could issue additional comments or could raise additional concerns when reviewing its responses to the Action Items. All of the Company’s work is subject to the FDA's review of the Company’s submission upon its completion and may or may not result in the lifting of the partial clinical hold.

Subject to the partial clinical hold, the Company’s estimate that the total remaining cash cost of the Phase 3 clinical trial, excluding any costs that will be paid by our partners, would be approximately $12.9 million. This is in addition to the approximately $36.6 million that the Company already had spent on the trial as of March 31, 2017. This number may be affected by the rate of any future patient enrollment, if needed, rate of death accumulation in the study, foreign currency exchange rates, and many other factors, some of which cannot be foreseen today. It is therefore possible that the cost of the Phase 3 clinical trial will be higher than currently estimated. If FDA will only lift the partial clinical hold with termination of the current study and initiation of a new clinical trial, any such new trial can only be initiated if permitted by FDA and as appropriate other regulatory authorities around the world after the requisite submissions are made to them, and the additional duration and costs of the Phase 3 clinical program would likely exceed those already incurred in connection with the Phase 3 clinical trial. If there is a need to conduct an additional Phase 3 pivotal study, any such requirement would have significant and severe material consequences for us and could impact our ability to continue as a going concern.

Currently the Company is not looking to enroll additional patients. The Company will not be able to enroll any additional patients in the Phase 3 study unless FDA lifts the partial clinical hold. In addition, in the spring of 2016, the IDMC recommended to us that new patient enrollment should stop in the Phase 3 study, but patients already on study should continue to be treated and followed. Although the Company had expected to work through the concerns raised by the IDMC while the Company worked through the partial clinical hold with FDA, the IDMC informed us on December 13, 2016, that because the study is on partial clinical hold imposed by FDA, the IDMC has no formal recommendation regarding continuation of the trial at this time. Another IDMC meeting was held on February 6, 2017. Due to the fact that the study is still on partial clinical hold imposed by the FDA, the IDMC had no formal recommendation regarding continuation of the trial at that time. If the partial clinical hold is not lifted by FDA or if it is determined by FDA that the study has been compromised, the study may be terminated, or if the partial clinical hold is lifted by FDA but the IDMC continues to recommend that enrollment not be allowed to continue, the study may be terminated by the Company.

If the partial clinical hold is not lifted, the Phase 3 study may not be able to be completed to its prespecified endpoints in a timely manner, if at all, and, if the Phase 3 study cannot be completed to its prespecified endpoints, the study would not be able to be used as the pivotal study supporting a marketing application in the United States, and at least one entirely new Phase 3 pivotal study would need to be conducted to provide the pivotal study supporting a marketing application in the United States. Even if the partial clinical hold is lifted, if it is not lifted in a timely fashion, the nature and duration of the partial clinical hold could irreparably harm the data from the Phase 3 study such that it may no longer be able to be used as the pivotal study supporting a marketing application in the United States. Even if the partial clinical hold is lifted in a timely fashion, it remains possible that the regulatory authorities could determine that the Phase 3 study is not sufficient to be used as a single pivotal study supporting a marketing application in the United States.

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

In April 2013, the Company announced that it had replaced the CRO running its Phase 3 clinical trial. This was necessary since the patient enrollment in the study dropped off substantially following a takeover of the CRO which caused most of the members of the CRO’s study team to leave the CRO. The Company announced that it had hired two CRO’s who will manage the global Phase 3 study; ICON and Ergomed, who are both international leaders in managing oncology trials. Both CRO’s helped the Company expand the trial to over 80 clinical sites globally. As of March 31, 2017, the study has enrolled 928 patients.

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

During the six months ended March 31, 2017, the Company’s cash decreased by approximately $1.4 million.  Significant components of this decrease include net proceeds from the sale of the Company’s stock of approximately $5.8 million offset by net cash used to fund the Company’s regular operations, including its Phase 3 clinical trial, of approximately $7.2 million, purchases of equipment of approximately $10,000 and payments on capital leases of approximately $2,000. During the six months ended March 31, 2016, the Company’s cash increased by approximately $325,000.  Significant components of this increase include net proceeds from the sale of the Company’s stock of approximately $12.2 million offset by net cash used to fund the Company’s regular operations, including its Phase 3 clinical trial, of approximately $10.8 million, the approximate $1.1 million repayment of the related party loan, purchases of equipment of approximately $22,000 and payments on capital leases of approximately $4,000.

On March 14, 2017, the Company sold 15,000,000 registered shares of common stock and 15,000,000 Series II warrants to purchase 15,000,000 unregistered shares of common stock at combined offering price of $0.10 per share.  The Series II warrants have an exercise price of $0.12 per share, are exercisable on September 14, 2017, and expire September 14, 2022. In addition, the Company issued 750,000 Series JJ warrants to purchase 750,000 shares of unregistered common stock to the placement agent. The Series JJ warrants have an exercise price $0.13, are exercisable on September 14, 2017 and expire on March 8, 2022. The net proceeds from this offering were approximately $1.3 million.

On February 23, 2017, the Company sold 10,000,000 registered shares of common stock and 10,000,000 Series GG warrants to purchase 10,000,000 unregistered shares of common stock at a combined price of $0.10 per share.  The Series GG warrants have an exercise price of $0.12 per share, are exercisable on August 23, 2017, and expire August 23, 2022. In addition, the Company issued 500,000 Series HH warrants to purchase 500,000 shares of unregistered common stock to the placement agent. The Series HH warrants have an exercise price $0.13, are exercisable on August 23, 2017 and expire on February 16, 2022. The net proceeds from this offering were approximately $0.8 million.

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

Inventory decreased by approximately $330,000 at March 31, 2017 as compared to September 30, 2016, due to the timing of supplies purchased and used in the manufacturing of Multikine for the Phase 3 clinical trial. In addition, receivables decreased by approximately $390,000, primarily due to the timing of payments reimbursed under the litigation funding arrangement noted above.

Results of Operations and Financial Condition

During the six months ended March 31, 2017, research and development expenses increased by approximately $1.3 million compared to the six months ended March 31, 2016. During the three months ended March 31, 2017, research and development expenses increased by approximately $2.4 million compared to the three months ended March 31, 2016. The Company is continuing the Phase 3 clinical trial subject to the partial clinical hold, and research and development fluctuates based on the activity level of the clinical trial. The level of research and development expenses during the past 6 months was particularly high. Based on the most recent bills and the fact that currently we are not adding more patients to the study, we do not expect future research and development expenses to remain at this level.

During the six months ended March 31, 2017, general and administrative expenses increased by approximately $440,000, compared to the six ended March 31, 2016. This increase is primarily due to an approximate $1.1 million gain on de-recognition of legal fees to record the transfer of the liability from the Company to Lake Whillans that existed prior to the execution of the financing agreement. The gain on de-recognition of legal fees is recorded as a reduction of general and administrative expenses in the six months ended March 31, 2016. The remaining difference is due to an approximate $527,000 decrease in employee and non-employee stock compensation due to the decrease in the market value of the common stock and 328,794 fewer shares issued to non-employees in the six months ended March 31, 2016 and approximately $133,000 in net other reductions of general and administrative expenses.

The gain on derivative instruments of approximately $8.9 million for the six months ended March 31, 2017 and the loss on derivative instruments of approximately $49,000 for the three months ended March 31, 2017 were the result of the change in fair value of the derivative liabilities during the respective periods. These changes were caused by fluctuations in the share price of the Company’s common stock. The gain on derivative instruments of approximately $5.5 million for the six months ended March 31, 2016 and the loss on derivate instruments of approximately $2.6 million for the three months ended March 31, 2016 were the results of the changes in fair value of the derivative liabilities during the respective periods. These changes were caused by fluctuations in the share price of the Company’s common stock.

Net interest income was approximately $45,000 and $22,000 for the six and three months ended March 31, 2017, and consisted of interest income earned on the Company’s cash balances. Net interest income was approximately $24,000 and $22,000 for the six and three months ended March 31, 2016, and consisted of interest expense on the related party loan of approximately $29,000 and $4,000, respectively, offset by interest income of approximately $53,000 and $26,000, earned on the Company’s cash balances.

Research and Development Expenses

The Company’s research and development efforts involve Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Six months ended March 31,		Three months ended March 31,
	2017	2016	2017	2016

MULTIKINE	$10,903,871	$9,601,627	$6,964,266	$4,527,201
LEAPS	176,202	196,462	90,951	101,381

TOTAL	$11,080,073	$9,798,089	$7,055,217	$4,628,582

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

Critical Accounting Estimates and Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations is based on its unaudited condensed financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. The Company believes some of the more critical estimates and policies that affect its financial condition and results of operations are in the areas of operating leases and stock-based compensation. For more information regarding the Company’s critical accounting estimates and policies, see Part II, Item 7 of the Company’s Annual Report on Form 10-K and 10-K/A for the year ended September 30, 2016. The application of these critical accounting policies and estimates has been discussed with the Audit Committee of the Company’s Board of Directors.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company does not believe that it has any significant exposures to market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2017. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Chief Executive and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the first six months of fiscal year 2017. There was no change in the Company’s internal control over financial reporting during the six months ended March 31, 2017.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2017 the Company issued no restricted shares of common stock to consultants for investor relations services.

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

CEL-SCI CORPORATION

Date: May 10, 2017	By:	/s/ Geert Kersten
Geert Kersten
Geert Kersten, Principal Executive Officer*

* Also signing in the capacity of the Principal Accounting and Financial Officer.