Form 10-Q
period 2017-06-30
CEL SCI CORP
filed 2017-08-09
CIK 725363

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
(X)             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017
OR

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class of Stock	No Shares Outstanding	Date
Common	9,335,711	August 4, 2017

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION
BALANCE SHEETS

	JUNE 30,	SEPTEMBER 30,
ASSETS	2017	2016
	(UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents	$1,232,477	$2,917,996
Receivables	271,737	394,515
Prepaid expenses	669,043	981,677
Deposits - current portion	150,000	154,995
Inventory used for R&D and manufacturing	657,738	1,008,642
Deferred rent - current portion	385,076	429,821

Total current assets	3,366,071	5,887,646

RESEARCH AND OFFICE EQUIPMENT, net	200,534	226,216

PATENT COSTS, net	231,649	256,547
DEFERRED RENT - net of current portion	2,968,155	3,406,921

DEPOSITS	1,670,917	1,820,917

TOTAL ASSETS	$8,437,326	$11,598,247

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$8,352,438	$3,091,512
Accrued expenses	933,922	378,672
Due to employees	569,531	538,278
Notes payable	325,794	-
Derivative instruments, current portion	47,894	-
Other current liabilities	10,871	3,310

Total current liabilities	10,240,450	4,011,772

Derivative instruments - net of current portion	3,342,746	8,394,934
Deferred revenue	125,000	125,000
Other liabilities	38,491	22,609

Total liabilities	13,746,687	12,554,315

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value-200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized;
9,218,711 and 6,235,035 shares issued and outstanding
at June 30, 2017 and September 30, 2016, respectively	92,187	62,350
Additional paid-in capital	289,584,824	284,649,559
Accumulated deficit	(289,584,687)	(285,667,977)

Total stockholders' deficit	(5,309,361)	(956,068)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,437,326	$11,598,247

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2017 and 2016
(UNAUDITED)

	2017	2016

GRANT INCOME AND OTHER	$51,822	$183,726

OPERATING EXPENSES:
Research and development	14,737,073	14,636,197
General & administrative	4,347,830	3,987,011

Total operating expenses	19,084,903	18,623,208

OPERATING LOSS	(19,033,081)	(18,439,482)

GAIN ON DERIVATIVE INSTRUMENTS	9,669,977	8,037,974

INTEREST INCOME, NET	44,709	49,142

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(9,318,395)	$(10,352,366)

NET LOSS PER COMMON SHARE
BASIC	$(1.29)	$(2.20)
DILUTED	$(1.33)	$(2.20)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC	7,235,140	4,696,498
DILUTED	7,292,715	4,696,498

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2017 and 2016
(UNAUDITED)

	2017	2016

OTHER INCOME	$17,389	$129,975

OPERATING EXPENSES:
Research and development	3,657,000	4,838,108
General & administrative	1,595,707	1,674,614

Total operating expenses	5,252,707	6,512,722

OPERATING LOSS	(5,235,318)	(6,382,747)

GAIN ON DERIVATIVE INSTRUMENTS	790,365	2,508,744

INTEREST (EXPENSE) INCOME, NET	(755)	24,679

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$(4,445,708)	$(3,849,324)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.53)	$(0.78)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	8,405,790	4,965,300

 See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2017 and 2016
(UNAUDITED)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,318,395)	$(10,352,366)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	90,795	118,272
Share-based payments for services	151,611	618,890
Equity based compensation	1,002,923	1,263,662
Common stock contributed to 401(k) plan	114,483	120,693
Loss on retired equipment	1,187	115
Gain on derivative instruments	(9,669,977)	(8,037,974)
Amortization of debt discount	21,441	-
(Increase)/decrease in assets:
Receivables	(182,563)	5,854
Deferred rent	483,511	522,233
Prepaid expenses	275,084	267,742
Inventory used for R&D and manufacturing	350,904	142,381
Deposits	154,995	150,000
Increase/(decrease) in liabilities:
Accounts payable	5,514,909	(1,079,423)
Accrued expenses	555,250	86,398
Deferred revenue	-	(138)
Due to employees	103,013	(48,327)
Deferred rent liability	490	3,392

Net cash used in operating activities	(10,350,339)	(16,218,596)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(10,525)	(31,405)
Expenditures for patent costs	-	(5,008)

Net cash used in investing activities	(10,525)	(36,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	7,167,773	16,858,029
Proceeds from notes payable	1,510,000	-
Payments on related party loan	-	(1,104,057)
Payments on obligations under capital lease	(2,428)	(6,685)

Net cash provided by financing activities	8,675,345	15,747,287

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,685,519)	(507,722)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,917,996	5,726,682

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,232,477	$5,218,960

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2017 and 2016

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCINGACTIVITIES:

	2017	2016
Decrease in receivable due under the litigation funding arrangement offset
by the same amount payable to the legal firm providing the services	$305,341	$363,298
Capitalizable patent costs included in accounts payable	11,586	6,801
Capital lease obligation included in accounts payable	2,266	762
Property and equipment acquired through capital lease	26,104	-
Fair value of warrants issued in connection with public offering	4,665,683	7,174,439
Discount on note payable	(1,205,647)	-
Financing costs included in accounts payable	92,467	24,810
Prepaid consulting services paid with issuance of common stock	(37,550)	1,636
Conversion of accrued salaries and fees to note payable	250,000	-

Cash paid for interest expense	$137	$43,646

See notes to condensed financial statements.

CEL-SCI CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED JUNE 30, 2017 AND 2016 (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company’s financial position as of June 30, 2017 and the results of its operations for the three and nine months then ended. The condensed balance sheet as of September 30, 2016 is derived from the September 30, 2016 audited financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the nine and three months ended June 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the entire year.

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

On June 12, 2017, the Company’s shareholders approved a reverse split of the Company’s common stock which became effective on the NYSE American on June 15, 2017. On that date, every twenty five issued and outstanding shares of the Company’s common stock automatically converted into one outstanding share. As a result of the reverse stock split, the number of the Company’s outstanding shares of common stock decreased from 230,127,331 (pre-split) shares to 9,201,645 (post-split) shares. In addition, by reducing the number of the Company’s outstanding shares, the Company’s loss per share in all prior periods will increase by a factor of twenty five. The reverse stock split affected all stockholders of the Company’s common stock uniformly, and did not affect any stockholder’s percentage of ownership interest. The par value of the Company’s stock remained unchanged at $0.01 per share and the number of authorized shares of common stock remained the same after the reverse stock split.

As the par value per share of the Company’s common stock remained unchanged at $0.01 per share, a total of $2,204,938 was reclassified from common stock to additional paid-in capital. In connection with this reverse stock split, the number of shares of common stock reserved for issuance under the Company’s incentive and non-qualified stock option plans, as well as the shares of common stock underlying outstanding stock options and warrants, were also proportionately reduced while the exercise prices of such stock options and warrants were proportionately increased. All references to shares of common stock and per share data for all periods presented in the accompanying financial statements and notes thereto have been adjusted to reflect the reverse stock split on a retroactive basis.

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

Research and Development Costs - Research and development costs are expensed as incurred. Management accrues CRO expenses and clinical trial study expenses based on services performed and relies on the CROs to provide estimates of those costs applicable to the completion stage of a study. Estimated accrued CRO costs are subject to revisions as such studies progress to completion. The Company charges revisions to estimated expense in the period in which the facts that give rise to the revision become known.

Income Taxes - The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.  A full valuation allowance was recorded against the deferred tax assets as of June 30, 2017 and September 30, 2016.

Derivative Instruments – The Company has entered into financing arrangements that consist of freestanding derivative instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification (ASC) 815, “Accounting for Derivative Instruments and Hedging Activities.” In accordance with accounting principles generally accepted in the United States (U.S. GAAP), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument. The derivative liabilities are re-measured at fair value at the end of each interim period as long as they are outstanding.

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

B.
OPERATIONS AND FINANCING

The Company has incurred significant costs since its inception in connection with the acquisition of certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities, and clinical trials. The Company has funded such costs with proceeds from loans and the public and private sale of its common stock. The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts. Currently, the clinical hold on the Phase 3 clinical trial has had a significant impact on the Company's market capital, and as such, may impact the Company's ability to attract new capital. To date, the Company has not generated any revenue from product sales. The ability of the Company to complete the necessary clinical trials and obtain US Food & Drug Administration (FDA) approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

The Company is currently running a large multi-national Phase 3 clinical trial for head and neck cancer with its partners TEVA Pharmaceuticals and Orient Europharma. During the nine months ended June 30, 2017, the Company raised approximately $8.7 million in net proceeds from the combination of debt and equity financings. To finance the study beyond the next twelve months, the Company plans to raise additional capital in the form of corporate partnerships, debt and/or equity financings. The Company believes that it will be able to obtain additional financing because it has done so consistently in the past and because Multikine is a product in the Phase 3 clinical trial stage. However, there can be no assurance that the Company will be successful in raising additional funds on a timely basis or that the funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of money, it will either have to slow or delay the Phase 3 clinical trial or even significantly curtail its operations until such time as it is able to raise the required funding. The Phase 3 study is currently on clinical hold by the FDA. The financial statements have been prepared assuming that the Company will continue as a going concern, but due to recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has spent approximately $37.4 million as of June 30, 2017 on direct costs for the Phase 3 clinical trial.  The total remaining cash cost of the clinical trial is estimated to be approximately $21.2 million.  It should be noted that this estimate is based only on the information currently available in the Company’s contracts with the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g. the manufacturing of the drug.  This number can be affected by the speed of enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen.

The Company is diligently continuing to work with the FDA to have the clinical hold lifted. On June 28, 2017, the Company received a letter from the U.S. Food and Drug Administration (FDA) in response to the Company's most recent June 2, 2017 submission regarding the clinical hold imposed on the Company's Phase 3 head and neck cancer study with Multikine (Leukocyte Interleukin, Inj.) Investigational New Drug (IND).

In this most recent letter, the FDA requested that three additional changes be made to the Multikine Investigator Brochure (IB) that CEL-SCI submitted to the FDA on June 2, 2017. The FDA provided instructions directing CEL-SCI on what the specific changes should be. CEL-SCI has made the requested changes and has resubmitted them. The FDA did not raise any other hold issues in this letter.

CEL-SCI was also told by the FDA that the effect of the hold is not a termination of the study. The only action that CEL-SCI needed to be aware of is that CEL-SCI may not enroll new patients and may not resume Multikine dosing in any previously enrolled patient in this study or initiate any new studies under this IND. CEL-SCI is not currently planning to do any of these things.

Nine hundred twenty-eight (928) head and neck cancer patients have been enrolled and have completed treatment in the Phase 3 study. In accordance with the study protocol, the FDA's instructions, and subject to the clinical hold, CEL-SCI continues to follow these patients and gather all protocol-specific data. In light of new clinical information from the Phase 3 study CEL-SCI decided in April 2017 that it was not necessary to add more patients to the study and therefore withdrew the study amendment for additional patients.

The study endpoint is a 10% increase in overall survival of patients between the two main comparator groups in favor of the group receiving the Multikine treatment regimen. The determination if the study end point is met will occur when there are a total of 298 deaths in those two groups.

C.
STOCKHOLDERS’ EQUITY

Stock options, stock bonuses and compensation granted by the Company as of June 30, 2017 are as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Options Plans	138,400	65,958	N/A	60,454
Non-Qualified Stock Option Plans	1,187,200	298,783	N/A	859,313
Stock Bonus Plans	383,760	N/A	189,940	193,787
Stock Compensation Plan	134,000	N/A	87,590	46,410
Incentive Stock Bonus Plan	640,000	N/A	624,000	16,000

Stock options, stock bonuses and compensation granted by the Company as of September 30, 2016 are as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	138,400	65,958	N/A	60,453
Non-Qualified Stock Option Plans	387,200	277,613	N/A	82,370
Bonus Plans	223,760	N/A	126,448	97,278
Stock Compensation Plan	134,000	N/A	79,401	53,276
Incentive Stock Bonus Plan	640,000	N/A	624,000	16,000

Stock option activity:
	Nine Months Ended June30,
	2017	2016
Granted	39,225	8,400
Expired	16,081	-
Forfeited	1,980	2,240

	Three Months Ended June 30,
	2017	2016
Granted	39,225	-
Expired	800	-
Forfeited	919	200

No shares of restricted stock were forfeited from the Incentive Stock Bonus Plan during the nine and three months ended June 30, 2017 and 2016.

Stock-Based Compensation Expense
	NineMonths Ended June 30,
	2017	2016
Employees	$1,002,923	$1,263,662
Non-employees	$151,611	$618,890

	ThreeMonths Ended June 30,
	2017	2016
Employees	$325,168	$418,562
Non-employees	$38,833	$146,830

Employee compensation expense includes the expense related to options issued or vested and restricted stock. Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of their service contracts.

Warrants and Non-employee Options

The following chart presents the outstanding warrants and non-employee options listed by expiration date at June 30, 2017:

Warrant	Issue Date	Shares Issuable upon Exercise ofWarrant	Exercise Price	Expiration Date	Refer-ence

Series DD	12/8/2016	1,360,960	$4.50	8/10/2017	1
Series N	8/18/2008	113,785	$13.18	8/18/2017
Series EE	12/8/2016	1,360,960	$4.50	9/8/2017	1
Series U	4/17/2014	17,821	$43.75	10/17/2017	1
Series S	10/11/13- 10/24/14	1,037,120	$31.25	10/11/2018	1
Series V	5/28/2015	810,127	$19.75	5/28/2020	1
Series W	10/28/2015	688,930	$16.75	10/28/2020	1
Series X	1/13/2016	120,000	$9.25	1/13/2021
Series Y	2/15/2016	26,000	$12.00	2/15/2021
Series ZZ	5/23/2016	20,000	$13.75	5/18/2021	1
Series BB	8/26/2016	16,000	$13.75	8/22/2021	1
Series Z	5/23/2016	264,000	$13.75	11/23/2021	1
Series FF	12/8/2016	68,048	$3.91	12/1/2021	1
Series CC	12/8/2016	680,480	$5.00	12/8/2021	1
Series HH	2/23/2017	20,000	$3.13	2/16/2022	1
Series AA	8/26/2016	200,000	$13.75	2/22/2022	1
Series JJ	3/14/2017	30,000	$3.13	3/8/2022	1
Series LL	4/30/2017	26,398	$3.59	4/30/2022	1
Series MM	6/22/2017	893,491	$1.86	6/22/2022	2
Series GG	2/23/2017	400,000	$3.00	8/23/2022	1
Series II	3/14/2017	600,000	$3.00	9/14/2022	1
Series KK	5/3/2017	395,970	$3.04	11/3/2022	1
Consultants	12/28/12- 7/1/16	22,000	$9.25-$70.00	12/27/17- 6/30/19	3

1.
Derivative Liabilities

The table below presents the warrant liabilities and their respective balances at the balance sheet dates:

	June30, 2017	September30, 2016
Series S warrants	$74,673	$3,111,361
Series U warrants	-	-
Series V warrants	170,127	1,620,253
Series W warrants	181,303	1,799,858
Series Z warrants	141,325	970,604
Series ZZ warrants	9,227	70,609
Series AA warrants	116,651	763,661
Series BB warrants	8,140	58,588
Series CC warrants	643,824	-
Series DD warrants	8,009	-
Series EE warrants	39,885	-
Series FF warrants	75,579	-
Series GG warrants	522,459	-
Series HH warrants	24,977	-
Series II warrants	779,415	-
Series JJ warrants	37,670	-
Series KK warrants	525,332	-
Series LL warrants	32,044	-

Total warrant liabilities	$3,390,640	$8,394,934

The table below presents the gains on the warrant liabilities for the nine months ended June 30:

	2017	2016
Series S warrants	$3,036,688	$3,432,869
Series U warrants	-	40,096
Series V warrants	1,450,126	2,835,443
Series W warrants	1,618,555	1,502,800
Series Z warrants	829,279	210,848
Series ZZ warrants	61,382	15,918
Series AA warrants	647,010	-
Series BB warrants	50,448	-
Series CC warrants	416,599	-
Series DD warrants	435,263	-
Series EE warrants	651,522	-
Series FF warrants	45,403	-
Series GG warrants	92,178	-
Series HH warrants	4,653	-
Series II warrants	137,044	-
Series JJ warrants	6,943	-
Series KK warrants	172,883	-
Series LL warrants	14,001	-
Net gain on warrant liabilities	$9,669,977	$8,037,974

The table below presents the gains and (losses) on the warrant liabilities for the three months ended June 30:

	2017	2016
Series S warrants	$456,852	$285,208
Series U warrants	-	13,366
Series V warrants	32,405	1,012,658
Series W warrants	9,140	970,746
Series Z warrants	1,016	210,848
Series ZZ warrants	187	15,918
Series AA warrants	345	-
Series BB warrants	110	-
Series CC warrants	(13,270)	-
Series DD warrants	21,315	-
Series EE warrants	139,284	-
Series FF warrants	(1,763)	-
Series GG warrants	(16,033)	-
Series HH warrants	(687)	-
Series II warrants	(24,375)	-
Series JJ warrants	(1,045)	-
Series KK warrants	172,883	-
Series LL warrants	14,001	-

Net gain on warrant liabilities	$790,365	$2,508,744

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

Issuance of additional Warrants

On June 22, 2017, in connection with the issuance of convertible notes (see below), the Company issued the note holders Series MM warrants, which entitle the purchasers to acquire up to an aggregate of 893,491 shares of the Company’s common stock. The Series MM warrants are exercisable at a fixed price of $1.86 per share and expire on June 22, 2022. Shares issuable upon the exercise of the notes and warrants will be restricted securities unless registered. Proceeds from the sale of notes payable and the issuance of the warrants were $1.51 million. The Company allocated proceeds received to the Notes and the Series MM warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Series MM warrants to be approximately $0.6 million. The Series MM warrants qualify for equity treatment in accordance with ASC 815.

On April 30, 2017, the Company entered into a securities purchase agreement with an institutional investor whereby it sold 527,960 shares of its common stock for net proceeds of approximately $1.4 million, or $2.875 per share, in a registered direct offering. In a concurrent private placement, the Company also issued to the purchaser of the Company’s common stock, Series KK warrants to purchase 395,970 shares of common stock. The warrants can be exercised at a price of $3.04 per share, at any time on or after November 3, 2017 and expire on November 3, 2022. In addition, the Company issued 26,398 Series LL warrants to the Placement Agent as part of its compensation. The Series LL warrants are exercisable on October 30, 2017 and expire on April 30, 2022 at a price of $3.59 per share. The fair value of the Series KK and LL warrants of approximately $0.7 million on the date of issuance was recorded as a warrant liability.

On March 14, 2017, the Company sold 600,000 registered shares of common stock and 600,000 Series II warrants to purchase 600,000 unregistered shares of common stock at combined offering price of $2.50 per share.  The Series II warrants have an exercise price of $3.00 per share, are exercisable on September 14, 2017, and expire September 14, 2022. In addition, the Company issued 30,000 Series JJ warrants to purchase 30,000 shares of unregistered common stock to the placement agent. The Series JJ warrants have an exercise price $3.13, are exercisable on September 14, 2017 and expire on March 8, 2022. The net proceeds from this offering were approximately $1.3 million. The fair value of the Series II and JJ warrants of approximately $1.0 million on the date of issuance was recorded as a warrant liability.

On February 23, 2017, the Company sold 400,000 registered shares of common stock and 400,000 Series GG warrants to purchase 400,000 unregistered shares of common stock at a combined price of $2.50 per share.  The Series GG warrants have an exercise price of $3.00 per share, are exercisable on August 23, 2017, and expire August 23, 2022. In addition, the Company issued to the placement agent, 20,000 Series HH warrants to purchase 20,000 shares of unregistered common stock. The Series HH warrants have an exercise price $3.13, are exercisable on August 23, 2017 and expire on February 16, 2022. The net proceeds from this offering were approximately $0.8 million. The fair value of the Series GG and HH warrants of approximately $0.6 million on the date of issuance was recorded as a warrant liability.

On December 8, 2016, the Company sold 1,360,960 shares of common stock and warrants to purchase common stock at a price of $3.13 in a public offering. The warrants consist of 680,480 Series CC warrants to purchase 680,480 shares of common stock, 1,360,960 Series DD warrants to purchase 1,360,960 shares of common stock and 1,360,960 Series EE warrants to purchase 1,360,960 shares of common stock. The Series CC warrants are immediately exercisable, expire in five-years from the offering date and have an exercise price of $5.00 per share. The Series DD warrants are immediately exercisable at an exercise price of $4.50 per share. On June 5, 2017 and June 29, 2017, the expiration date of the Series DD warrants was extended from June 8, 2017 to July 10, 2017 and then to August 10, 2017. The Series EE warrants are immediately exercisable, expire on September 8, 2017 and have an exercise price of $4.50 per share. In addition, the Company issued 68,048 Series FF warrants to purchase 68,048 shares of common stock to the placement agent. The FF warrants are exercisable at any time on or after June 8, 2017, expire on December 1, 2021 and have an exercise price $3.91. Net proceeds from this offering were approximately $3.7 million. The fair value of the Series CC, DD, EE and FF warrants of approximately $2.3 million on the date of issuance was recorded as a warrant liability.

Expiration of Warrants

On March 16, 2017, 23,600 Series P warrants, with an exercise price of $112.50, expired. The fair value of the Series P warrants was $0 on the date of expiration.

On December 6, 2016, 105,000 Series R warrants, with an exercise price of $100.00, expired. The fair value of the Series R warrants was $0 on the date of expiration.

On December 22, 2015, 48,000 Series Q warrants, with an exercise price of $125.00, expired. The fair value of the Series Q warrants was $0 on the date of expiration.

2.
Notes Payable

On June 22, 2017, CEL-SCI issued convertible notes (Notes) in the aggregate principal amount of $1.51 million to six individual investors. The Notes bear interest at 4% per year and are due on December 22, 2017. At the option of the note holders, the Notes can be converted into shares of the Company’s common stock at a fixed conversion rate of $1.69. The number of shares of the Company’s common stock issued upon conversion will be determined by dividing the principal amount to be converted by $1.69, which could result in the issuance of 893,491 shares, subject to a proportionate adjustment in the event of any stock split or capital reorganization.

The Notes were issued together with Series MM warrants, as discussed in the preceding section. Upon issuance of the Notes and Series MM warrants, the Company allocated proceeds received to the Notes and the Series MM warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Notes to be approximately $0.9 million, the initial carrying value of the Series MM warrants to be approximately $0.6 million, and recorded a debt discount in the amount of approximately $0.6 million.

Pursuant to the guidance in ASC 815-40, Contracts in Entity’s Own Equity, the Company evaluated whether the conversion feature of the Note needed to be bifurcated from the host instrument as a freestanding financial instrument. Under ASC 815-40, to qualify for equity classification (or nonbifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s own stock and (2) meet the requirements of the equity classification guidance. Based upon the Company’s analysis, it was determined the conversion option is indexed to its own stock and also met all the criteria for equity classification. Accordingly, the conversion option is not required to be bifurcated from the host instrument as a freestanding financial instrument. Since the conversion feature meets the equity scope exception from derivative accounting, the Company then evaluated whether the conversion feature needed to be separately accounted for as an equity component under ASC 470-20, Debt with Conversion and Other Options. Based upon the Company’s analysis, it was determined that a beneficial conversion feature existed as a result of the reduction in the face value of the Notes, due to a portion of proceeds being allocated to the Series MM warrants, and thus the conversion feature needed to be separately accounted for as equity component. The Company recorded a beneficial conversion feature relating to the Notes Payable of approximately $0.6 million, which was also recorded as a debt discount.

The total debt discount of approximately $1.2 million will be amortized to interest expense using the effective interest method over the expected term of the Notes.

During the nine and three months ended June 30, 2017, the Company recorded approximately $23,000 in interest expense related to the Notes, of which approximately $2,000 was recorded as accrued interest, and approximately $21,000 was recorded as amortization of the debt discount.

The Notes are secured by a first lien on all of the Company’s assets.

3.
Options and shares issued to Consultants

The Company typically enters into consulting arrangements in exchange for common stock or stock options. During the nine and three months ended June 30, 2017, the Company issued 36,999 and 18,000 shares of common stock, respectively. The common stock was issued with stock prices ranging between $2.25 and $7.25 per share. During the nine and three months ended June 30, 2016, the Company issued 39,602 and 7,451 shares of common stock, respectively. The common stock was issued with stock prices ranging between $9.25 and $18.00 per share. Additionally, during the nine and three months ended June 30, 2016, the Company issued a consultant 8,400 and 0 options, respectively, to purchase common stock at prices between $9.25 and $15.00 per share with fair values ranging between $4.75 and $7.50 per share. These options are fully vested. The aggregate values of the issuances of restricted common stock and common stock options are recorded as prepaid expenses and are charged to general and administrative expenses over the periods of service.

During the nine and three months ended June 30, 2017, the Company recorded total expense of approximately $152,000 and $39,000, respectively, relating to these consulting agreements. During the nine and three months ended June 30, 2016, the Company recorded total expense of approximately $619,000 and $147,000, respectively, relating to these consulting agreements. At June 30, 2017 and September 30, 2016, approximately $11,000 and $48,000, respectively, are included in prepaid expenses. As of June 30, 2017, 22,000 options were outstanding and vested, which were issued to consultants as payment for services from the Non-Qualified Stock Option plans.

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

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at June 30, 2017:

	QuotedPrices in Active Markets for Identical Assets or Liabilities (Level1)	SignificantOther Observable Inputs (Level 2)	SignificantUnobservable Inputs (Level 3)	Total

Derivative instruments	$74,673	$-	$3,315,967	$3,390,640

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at September 30, 2016:

	QuotedPrices in Active Markets for Identical Assets or Liabilities (Level1)	SignificantOther Observable Inputs (Level 2)	SignificantUnobservable Inputs (Level 3)	Total

Derivative instruments	$3,111,361	$-	$5,283,573	$8,394,934

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the nine months ended June 30, 2017 and the year ended September 30, 2016:

	(Nine Months Ended)	(Year Ended)
	June 30, 2017	September 30, 2016

Beginning balance	$5,283,573	$6,323,032
Issuances	4,665,683	8,722,073
Realized and unrealized gains	(6,633,289)	(9,761,532)
Ending balance	$3,315,967	$5,283,573

The fair values of the Company’s derivative instruments disclosed above under Level 3 are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock, as well as U.S. Treasury Bill rates, are observable in active markets.

E.
RELATED PARTY TRANSACTIONS

On June 22, 2017, CEL-SCI issued convertible notes (Notes) in the aggregate principal amount of $1.51 million to six individual investors. Geert Kersten, the Company’s Chief Executive Officer, participated in the offering and purchased notes in the principal amount of $250,000. The terms of Mr. Kersten’s Note were identical to the other participants. The number of shares of the Company’s common stock issued upon conversion will be determined by dividing the principal amount to be converted by $1.69, which would result in the issuance of 147,929 shares to Mr. Kersten upon conversion. No interest payments were made to Mr. Kersten during the nine and three months ended June 30, 2017.

Along with the other purchasers of the convertible notes, Mr. Kersten also received Series MM warrants to purchase up to 147,929 shares of the Company’s common stock. The Series MM warrants are exercisable at a fixed price of $1.86 per share and expire on June 22, 2022. Shares issuable upon the exercise of the notes and warrants will be restricted securities unless registered.

Effective August 31, 2016, Maximilian de Clara, the Company’s then President and a director, resigned for health reasons. In payment for past services, the Company agreed to issue Mr. de Clara 26,000 shares of restricted stock; 13,000 shares upon his resignation and 13,000 on August 31, 2017. At June 30, 2017 and September 30, 2016, the fair value accrued for unissued shares was approximately $29,000 and $101,000, respectively.

On January 13, 2016, the de Clara Trust demanded payment on a note payable, of which the balance, including accrued and unpaid interest, was approximately $1.1 million. The de Clara Trust was established by Maximilian de Clara, the Company’s former President and a director. The Company’s Chief Executive Officer, Geert Kersten, is a beneficiary of the de Clara Trust. When the de Clara Trust demanded payment on the note, the Company sold 120,000 shares of its common stock and 120,000 Series X warrants to the de Clara Trust for approximately $1.1 million. Each warrant allows the de Clara Trust to purchase one share of the Company's common stock at a price of $9.25 per share at any time on or before January 13, 2021.

No interest payments were made to Mr. de Clara during the nine and three months ended June 30, 2017. During the nine and three months ended June 30, 2016, the Company paid approximately $43,000 and $0, respectively, in interest expense to Mr. de Clara.

F.
COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In March 2013, the Company entered into an agreement with Aptiv Solutions, Inc. (which was subsequently acquired by ICON Inc.) to provide certain clinical research services in accordance with a master service agreement. The Company will reimburse ICON for costs incurred. The agreement required the Company to make $600,000 in advance payments which are being credited against future invoices in $150,000 annual increments through December 2017. As of June 30, 2017, the total balance advanced is $150,000, which is classified as a current asset.

In April 2013, the Company entered into a co-development and revenue sharing agreement with Ergomed. Under the agreement, Ergomed will contribute up to $10 million towards the study in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount. In October 2015, the Company entered into a second co-development and revenue sharing agreement with Ergomed for an additional $2 million, for a total of $12 million. The Company accounted for the co-development and revenue sharing agreement in accordance with ASC 808 “Collaborative Arrangements”. The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.” Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its Statements of Operations. Since the Company entered into the co-development and revenue sharing agreement with Ergomed, it has incurred research and development expenses of approximately $24.2 million related to Ergomed’s services. This amount is net of Ergomed’s co-development contribution of approximately $8.1 million. During the nine and three months ended June 30, 2017, the Company recorded, net of Ergomed’s co-development contribution, approximately $5.1 million and $1 million, respectively, as research and development expense related to Ergomed’s services. During the nine and three months ended June 30, 2016, the Company recorded, net of Ergomed’s co-development contribution, approximately $5.9 million and $2.1 million, respectively, as research and development expense related to Ergomed’s services.

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

In connection with the pending arbitration proceedings, inVentiv has asserted counterclaims against the Company for (i) breach of contract, seeking at least $2 million in damages for services allegedly performed by inVentiv; (ii) breach of contract, seeking at least $1 million in damages for the alleged use of inVentiv’s name in connection with publications and promotions in violation of the parties’ contract; (iii) opportunistic breach, restitution and unjust enrichment, seeking at least $20 million in disgorgement of alleged unjust profits allegedly made by the Company as a result of the purported breaches referenced in subsection (ii); and (iv) defamation, seeking at least $1 million in damages for allegedly defamatory statements made about inVentiv. The Company believes inVentiv’s counterclaims are meritless and is defending against them. However, if such defense is unsuccessful, and inVentiv successfully asserts any of its counterclaims, such an adverse determination could have a material adverse effect on the Company’s business, results, financial condition and liquidity.

In October 2015 the Company signed an arbitration funding agreement with a company established by Lake Whillans Litigation Finance, LLC, a firm specializing in funding litigation expenses. Pursuant to the agreement, an affiliate of Lake Whillans provides the Company with up to $5 million in funding for litigation expenses to support its arbitration claims against inVentiv. The funding is available to the Company to fund the expenses of the ongoing arbitration and will only be repaid if the Company receives proceeds from the arbitration. During the three months ended December 31, 2015, the Company recognized a gain of approximately $1.1 million on the derecognition of legal fees to record the transfer of the liability that existed prior to the execution of the financing agreement from the Company to Lake Whillans. The gain on derecognition of legal fees was recorded as a reduction of general and administration expenses on the Statement of Operations. All related legal fees are directly billed to and paid by Lake Whillans. As part of the agreement with Lake Whillans, the law firm agreed to cap its fees and expenses for the arbitration at $5 million.

The arbitration has been going on longer than expected, but it is finally nearing its end. The hearing (the “trial”) started on September 26, 2016 and was originally scheduled to end in November/December of 2016. Instead it is still ongoing, but we expect it to end during the second half of calendar year 2017.

Lease Agreements

The Company leases a building near Baltimore, Maryland. The building was remodeled in accordance with the Company’s specifications so that it can be used by the Company to manufacture Multikine for the Company’s Phase 3 clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and requires annual base rent to escalate each year at 3%. The Company is required to pay all real estate and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. As of June 30, 2017 and September 30, 2016, the Company has recorded a deferred rent asset of approximately $3.4 million and $3.8 million, respectively.

The Company was required to deposit the equivalent of one year of base rent in accordance with the lease. When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company. The approximate $1.7 million deposit is included in non-current assets at June 30, 2017 and September 30, 2016.

The Company subleases a portion of its rental space on a month-to-month term lease, which requires a 30 day notice for termination. The Company receives approximately $6,000 per month in rent for the sub-leased space.

The Company leases its research and development laboratory under a 60 month lease which expires February 28, 2022. The operating lease includes escalating rental payments. The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate of approximately $13,000 per month. As of June 30, 2017 and September 30, 2016, the Company has recorded a deferred rent liability of approximately $3,000 and $2,000, respectively.

The Company leases its office headquarters under a 60 month lease which expires June 30, 2020. The operating lease includes escalating rental payments. The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate approximately $8,000 per month. As of June 30, 2017 and September 30, 2016, the Company has recorded a deferred rent liability of approximately $18,000.

As of June 30, 2017, material contractual obligations, consisting of operating lease payments are as follows:

Three months ending September 30, 2017	$484,769
Year ending September 30,
2018	1,997,309
2019	2,066,329
2020	2,109,887
2021	2,099,785
2022	2,072,809
Thereafter	13,757,986
Total	$24,588,874

The Company leases office equipment under a capital lease arrangement. The term of the capital lease is 60 months and expires on October 31, 2021. The monthly lease payment is $505. The lease bears interest at approximately 6.25% per annum. The Company’s previous equipment lease expired on September 30, 2016.

G.
PATENTS

During the nine and three months ended June 30, 2017 and 2016, no patent impairment charges were recorded. For the nine and three months ended June 30, 2017, amortization of patent costs totaled approximately $30,000 and $11,000, respectively. For the nine and three months ended June 30, 2016, amortization of patent costs totaled approximately $30,000 and $12,000, respectively. The total estimated future amortization expense is approximately as follows:

Three months ending September 30, 2017	$9,248
Year ending September 30,
2018	36,660
2019	34,957
2020	31,763
2021	28,463
2022	24,661
Thereafter	65,897
Total	$231,649

H.
LOSS PER COMMON SHARE

The following tables provide the details of the basic and diluted loss per-share (LPS) computations:

	Nine Months Ended June 30, 2017
	NetLoss	Weighted Average Shares	LPS

Basic loss per share	$(9,318,395)	7,235,140	$(1.29)
Gain on derivatives (1)	(413,651)	57,575

Dilutive loss per share	$(9,732,046)	7,292,715	$(1.33)

(1) Includes Series GG, HH, II, JJ and KK warrants.
	Three Months Ended June 30, 2017
	NetLoss	Weighted Average Shares	LPS

Basic and dilutive loss per share	$(4,445,708)	8,405,790	$(0.53)

	Nine Months Ended June 30, 2016
	NetLoss	Weighted Average Shares	LPS

Basic and dilutive loss per share	$(10,352,366)	4,696,498	$(2.20)

	ThreeMonths Ended June 30, 2016
	NetLoss	WeightedAverage Shares	LPS

Basic and dilutive loss per share	$(3,849,324)	4,965,300	$(0.78)

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

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net earnings (loss) per share excludes the following securities because their inclusion would have been anti-dilutive as of June 30:

	2017	2016

Options and Warrants	7,951,929	3,442,651
Convertible Debt	893,491	-
Unvested Restricted Stock	604,000	604,000
Total	9,449,420	4,046,651

I.
SUBSEQUENT EVENTS

On July 24, 2017, the Company issued convertible notes (Notes) in the aggregate principal amount of $1,235,000 to 12 individual investors. A trust in which Geert Kersten, the Company’s Chief Executive Officer, holds a beneficial interest participated in the offering and purchased a note in the principal amount of $250,000. Patricia B. Prichep, the Company’s Senior Vice President of Operations, participated in the offering and purchased a note in the principal amount of $25,000. The Notes bear interest at 4% per year and are due on December 22, 2017. At the option of the note holders, the Notes can be converted into shares of the Company’s common stock at a fixed conversion rate of $2.29, the closing price on July 21, 2017. The purchasers of the convertible notes also received warrants which entitle the purchasers to acquire up to 539,300 shares of the Company’s common stock. The warrants are exercisable at a fixed price of $2.52 per share and expire on July 24, 2022. Shares issuable upon the exercise of the warrants will be restricted securities unless registered.

On July 26, 2017, the Company entered into a securities purchase agreement with an investor whereby it sold 100,000 shares of its common stock for gross proceeds of $229,000, or $2.29 per share, in a registered offering.

In a concurrent private placement, the Company also issued to the purchaser of the Company’s common stock referred to in the preceding paragraph warrants (Series OO) to purchase 60,000 shares of the Company’s common stock. The warrants can be exercised at a price of $2.52 per share, commencing six months after the date of issuance and ending five years after the date of issuance. The warrants and the shares of common stock issuable upon the exercise of the warrants were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act of 1933 and Rule 506(b) promulgated thereunder.

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

On September 26, 2016, the Company received verbal notice from FDA that the Phase 3 clinical trial in advanced primary head and neck cancer has been placed on clinical hold. At such time, enrollment in the Phase 3 study was 928 patients. In accordance with the clinical hold, the Company is continuing to follow the 928 patients enrolled in the study, and this includes following patients until the targeted 298 deaths between the two comparison groups is observed. This number of deaths is required to evaluate if the study’s primary endpoint is achieved.

On October 21, 2016, the Company received a partial clinical hold letter from FDA and, on November 18, 2016, the Company submitted a response to FDA’s partial clinical hold letter.

In its partial clinical hold letter, FDA identified the following specific deficiencies: a) FDA stated that there is an unreasonable and significant risk of illness or injury to human subjects and cited among other things the absence of prompt reports by the Company to the FDA of IDMC recommendations to close the study entirely (made in spring of 2014) or at least to close it to accrual of new patients (made in spring of 2016); b) FDA stated that the investigator brochure is misleading, erroneous, and materially incomplete; and c) FDA stated that the plan or protocol is deficient in design to meet its stated objectives. In its partial clinical hold letter, FDA also identified the information needed to resolve these deficiencies. In addition, FDA’s partial clinical hold letter included two requests relating to quality information regarding the Company’s investigational final drug product, which were noted by FDA as non-hold issues. The Company believes that its response submitted to FDA on November 18, 2016, addressed each of the deficiencies identified by FDA including detailing its belief that, under the applicable FDA guidance, there was no obligation to report the cited IDMC recommendations to the FDA at the time they were issued, and it also requested a face-to-face meeting with FDA, and outlined the Company’s commitment to diligently work with FDA in an effort to have the clinical hold for the study lifted.

On December 8, 2016, FDA advised the Company that the FDA was denying the Company’s request for a meeting at that time because FDA’s review of the Company’s November 18, 2016 response was ongoing. The Company also was advised that the Company would be receiving a letter addressing its November 18, 2016 response by December 18, 2016.

On December 16, 2016, FDA issued an Incomplete Response To Hold letter to the Company indicating that based on the Agency’s preliminary review of the Company’s November 18, 2016 submission, FDA has determined that it is not a complete response to all of the issues listed in FDA’s clinical hold letter. FDA identified the following specific deficiencies: a) FDA stated that the Company did not provide the information identified as necessary to address FDA’s statement that patients enrolled in the study are exposed to unreasonable and significant risk of illness or injury to human subjects; b) FDA stated that the Company did not provide the information identified as necessary to address FDA’s statement that continued enrollment of patients in the study exposes the patients to unreasonable risks and FDA furthermore stated that the study is unlikely to demonstrate that the addition of the Company’s investigational drug Multikine to the standard of care is superior to standard of care and thus should be terminated for futility; (c) FDA stated that the Company did not provide the information identified as necessary to address FDA’s statement that the investigator brochure is misleading, erroneous, and materially incomplete; (d) FDA stated that the Company did not provide the information identified as necessary to address FDA’s statement that the proposed revised clinical protocol is inadequate in design to meet its stated objectives and FDA furthermore stated that this deficiency cannot be addressed by further revisions to the protocol. In its incomplete response to hold letter, FDA also identified the steps the Company must take to address these deficiencies. In addition, FDA’s incomplete response to hold letter noted with respect to FDA’s two requests relating to quality information regarding the Company’s investigational final drug product, which the Company had been instructed by FDA to submit separately from the response to the clinical hold, which again were noted by FDA as non-hold issues, that the Company’s November 18, 2016, submission had not included the information addressing these two requests.

In early January 2017, in preparation for the request for a Type A meeting with FDA and resolution of the clinical hold issues, the Company prepared a comprehensive submission to FDA detailing its belief, accompanied by what the Company believes to be appropriate supporting data, records, and information reflecting that the Company has taken the steps necessary to address the specific deficiencies identified by the FDA, including: a) demonstrating that patients enrolled in the study are not exposed to unreasonable and significant risk of illness or injury; b) demonstrating that continued enrollment of patients in the study does not expose the patients to unreasonable risks and that the study should not be terminated for futility; (c) demonstrating that a supplemented investigator brochure is not misleading, erroneous, or materially incomplete; (d) demonstrating that the proposed revised clinical protocol is adequate in design to meet its stated objectives and that this deficiency can be addressed by the proposed revisions to the protocol.

On February 8, 2017, the Company met with the FDA to allow an open and frank discussion of the clinical hold issues raised by the FDA and to secure the FDA’s input and clarification on how to address the hold issues. On March 1, 2017 the Company received the written minutes of this meeting from the FDA. The Action Items for the Company to pursue per the minutes from the FDA were the following: 1) provide an updated Investigator’s Brochure (IB) and current procedures for compliance with requirements under 21 CFR 312 Subpart D to address the clinical hold, and 2) provide a list of major protocol deviations, which the Company believes will affect study results, and provide a plan to identify major protocol deviations across all patients enrolled in the Phase 3 protocol.

In April 2017, the Company supplied the response to those Action Items to the FDA. In May 2017, the FDA’s response said that the study’s IB and the “Dear Investigator” letter needed to be revised. On June 28, 2017, the Company received a letter from the FDA in response to the Company's most recent June 2, 2017 submission. In this most recent letter, the FDA requested that three additional changes be made to the IB that the Company submitted to the FDA on June 2, 2017. The FDA provided instructions directing the Company on what the specific changes should be. The Company has made the requested changes and has resubmitted them. The FDA did not raise any other hold issues in this letter.

Subject to the clinical hold, the Company’s estimate that the total remaining cash cost of the Phase 3 clinical trial, excluding any costs that will be paid by our partners, would be approximately $21.2 million. This is in addition to the approximately $37.4 million that the Company already had spent on the trial as of June 30, 2017. This number may be affected by the rate of any future patient enrollment, if needed, rate of death accumulation in the study, foreign currency exchange rates, and many other factors, some of which cannot be foreseen today. It is therefore possible that the cost of the Phase 3 clinical trial will be higher than currently estimated. If FDA will only lift the clinical hold with termination of the current study and initiation of a new clinical trial, any such new trial can only be initiated if permitted by FDA and as appropriate other regulatory authorities around the world after the requisite submissions are made to them, and the additional duration and costs of the Phase 3 clinical program would likely exceed those already incurred in connection with the Phase 3 clinical trial. If there is a need to conduct an additional Phase 3 clinical trial, any such requirement would have significant and severe material consequences for the Company and could impact our ability to continue as a going concern.

Currently the Company is not looking to enroll additional patients. The Company will not be able to enroll any additional patients in the Phase 3 study unless FDA lifts the clinical hold. In addition, in the spring of 2016, the IDMC recommended to the Company that new patient enrollment should stop in the Phase 3 study, but patients already on study should continue to be treated and followed. Although the Company had expected to work through the concerns raised by the IDMC while the Company worked through the clinical hold with FDA, the IDMC informed the Company on December 13, 2016, that because the study is on clinical hold imposed by FDA, the IDMC has no formal recommendation regarding continuation of the trial at this time. Another IDMC meeting was held on February 6, 2017. Due to the fact that the study is still on clinical hold imposed by the FDA, the IDMC had no formal recommendation regarding continuation of the trial at that time. If the clinical hold is not lifted by FDA or if it is determined by FDA that the study has been compromised, the study may be terminated.

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

The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts. The ability to raise capital may be dependent upon market conditions that are outside the control of the Company. Additionally, the clinical hold may also impact the Company’s ability to attract new capital. The ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure. The Company is taking cost-cutting initiatives, as well as exploring other sources of funding to finance operations over the next 12 months. However there can be no assurance that the Company will be able to raise sufficient capital to support its operations.

In April 2013, the Company announced that it had replaced the CRO running its Phase 3 clinical trial. This was necessary since the patient enrollment in the study dropped off substantially following a takeover of the CRO which caused most of the members of the CRO’s study team to leave the CRO. The Company announced that it had hired two CRO’s who will manage the global Phase 3 study; ICON and Ergomed, who are both international leaders in managing oncology trials. Both CRO’s helped the Company expand the trial to over 80 clinical sites globally. As of June 30, 2017, the study has enrolled 928 patients.

Under a co-development agreement, Ergomed will contribute up to $12 million towards the study where it will perform clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount, only from sales for head and neck cancer. Ergomed, a privately-held firm headquartered in Europe with global operations, has entered into numerous similar co-development agreements. Ergomed was responsible for new patient enrollment.

During the nine months ended June 30, 2017, the Company’s cash decreased by approximately $1.7 million.  Significant components of this decrease include net proceeds from the sale of the Company’s stock of approximately $7.2 million and proceeds from the issuance of $1.5 million in notes payable, offset by net cash used to fund the Company’s regular operations, including its Phase 3 clinical trial, of approximately $10.4 million. During the nine months ended June 30, 2016, the Company’s cash decreased by approximately $500,000.  Significant components of this decrease include net proceeds from the sale of the Company’s stock of approximately $16.8 million offset by net cash used to fund the Company’s regular operations, including its Phase 3 clinical trial, of approximately $16.2 million, the approximate $1.1 million repayment of the related party loan.

On June 22, 2017, the Company issued convertible notes (Notes) in the aggregate principal amount of $1.51 million to six individual investors. The Notes bear interest at 4% per year and are due on December 22, 2017. At the option of the note holders, the Notes can be converted into shares of the Company’s common stock at a fixed conversion rate of $1.69. The number of shares of the Company’s common stock issued upon conversion will be determined by dividing the principal amount to be converted by $1.69, which could result in the issuance of 893,491 shares, subject to a proportionate adjustment in the event of any stock split or capital reorganization. The Notes are secured by a first lien on all of the Company’s assets. The Notes were issued together with Series MM warrants, which entitle the purchasers to acquire up to an aggregate of 893,491 shares of the Company’s common stock. The Series MM warrants are exercisable at a fixed price of $1.86 per share and expire on June 22, 2022. Shares issuable upon the exercise of the notes and warrants will be restricted securities unless registered. Proceeds from the sale of notes payable and the issuance of the warrants were $1.51 million.

On April 30, 2017, the Company entered into a securities purchase agreement with an institutional investor whereby it sold 527,960 shares of its common stock for net proceeds of approximately $1.4 million, or $2.875 per share, in a registered direct offering. In a concurrent private placement, the Company also issued to the purchaser of the Company’s common stock, Series KK warrants to purchase 395,970 shares of common stock. The warrants can be exercised at a price of $3.04 per share, commencing six months after the date of issuance and ending five and a half years after the date of issuance. In addition, the Company agreed to issue 26,398 Series LL warrants to the Placement Agent as part of its compensation. The Series LL warrants are exercisable on October 30, 2017 and expire on April 30, 2022 at a price of $3.59 per share.

On March 14, 2017, the Company sold 600,000 registered shares of common stock and 600,000 Series II warrants to purchase 600,000 unregistered shares of common stock at combined offering price of $2.50 per share.  The Series II warrants have an exercise price of $3.00 per share, are exercisable on September 14, 2017, and expire September 14, 2022. In addition, the Company issued 30,000 Series JJ warrants to purchase 30,000 shares of unregistered common stock to the placement agent. The Series JJ warrants have an exercise price $3.13, are exercisable on September 14, 2017 and expire on March 8, 2022. The net proceeds from this offering were approximately $1.3 million.

On February 23, 2017, the Company sold 400,000 registered shares of common stock and 400,000 Series GG warrants to purchase 400,000 unregistered shares of common stock at a combined price of $2.50 per share.  The Series GG warrants have an exercise price of $3.00 per share, are exercisable on August 23, 2017, and expire August 23, 2022. In addition, the Company issued 20,000 Series HH warrants to purchase 20,000 shares of unregistered common stock to the placement agent. The Series HH warrants have an exercise price $3.13, are exercisable on August 23, 2017 and expire on February 16, 2022. The net proceeds from this offering were approximately $0.8 million.

On December 8, 2016, the Company sold 1,360,960 shares of common stock and warrants to purchase common stock at a price of $3.13 in a public offering. The warrants consist of 680,480 Series CC warrants to purchase 680,480 shares of common stock, 1,360,960 Series DD warrants to purchase 1,360,960 shares of common stock and 1,360,960 Series EE warrants to purchase 1,360,960 shares of common stock. The Series CC warrants are immediately exercisable, expire in five-years and have an exercise price of $5.00 per share. The Series DD warrants are immediately exercisable, expire in six-months and have an exercise price of $4.50 per share. The Series EE warrants are immediately exercisable, expire in nine-months and have an exercise price of $4.50 per share. In addition, the Company issued 68,048 Series FF warrants to purchase 68,048 shares of common stock to the placement agent. The FF warrants are exercisable at any time on or after June 8, 2017 and expire on December 1, 2021 and have an exercise price $3.91. The net proceeds to CEL-SCI from this offering were approximately $3.7 million, excluding any future proceeds that may be received from the exercise of the warrants.

Inventory decreased by approximately $351,000 at June 30, 2017 as compared to September 30, 2016, due to the timing of supplies purchased and used in the manufacturing of Multikine for the Phase 3 clinical trial. In addition, receivables decreased by approximately $123,000, primarily due to the timing of payments reimbursed under the litigation funding arrangement noted above.

Results of Operations and Financial Condition

During the nine months ended June 30, 2017, research and development expenses increased by approximately $101,000 compared to the nine months ended June 30, 2016. During the three months ended June 30, 2017, research and development expenses decreased by approximately $1.2 million compared to the three months ended June 30, 2016. The Company is continuing the Phase 3 clinical trial subject to the clinical hold, and research and development fluctuates based on the activity level of the clinical trial.

During the nine months ended June 30, 2017, general and administrative expenses increased by approximately $361,000, compared to the nine months ended June 30, 2016. This increase is primarily due to an approximate $1.1 million gain on de-recognition of legal fees to record the transfer of the liability from the Company to Lake Whillans that existed prior to the execution of the financing agreement. The gain on de-recognition of legal fees is recorded as a reduction of general and administrative expenses in the nine months ended June 30, 2016. The remaining difference is due to an approximate $728,000 decrease in employee and non-employee stock compensation due to the decrease in the market value of the common stock and fewer shares issued to non-employees in the nine months ended June 30, 2017 and approximately $11,000 in net other reductions of general and administrative expenses.

The gains on derivative instruments of approximately $9.7 million and $8.0 million for the nine months ended June 30, 2017 and 2016, respectively, were the result of the change in fair value of the derivative liabilities during the respective periods. These changes were caused by fluctuations in the share price of the Company’s common stock. The gains on derivative instruments of approximately $0.8 million and $2.5 million for the three months ended June 30, 2017 and 2016, respectively, were the results of the changes in fair value of the derivative liabilities during the respective periods. These changes were caused by fluctuations in the share price of the Company’s common stock.

Net interest income was approximately $45,000 for the nine months ended June 30, 2017, and consisted of interest income earned on the Company’s cash balances. Net interest expense was approximately $1,000 for the three months ended June 30, 2017, and consisted of interest income earned on the Company’s cash balances, offset by approximately $21,000 in amortization of the debt discount on notes payables. Net interest income was approximately $49,000 and $25,000 for the nine and three months ended June 30, 2016, and consisted of interest expense on the related party loan of approximately $29,000 and $0, respectively, offset by interest income of approximately $78,000 and $25,000, earned on the Company’s cash balances.

Research and Development Expenses

The Company’s research and development efforts involve Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Nine months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016
MULTIKINE	$14,471,768	$14,344,946	$3,567,897	$4,743,319
LEAPS	265,305	291,251	89,103	94,789
TOTAL	$14,737,073	$14,636,197	$3,657,000	$4,838,108

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2017. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Chief Executive and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the first nine months of fiscal year 2017. There was no change in the Company’s internal control over financial reporting during the nine months ended June 30, 2017.

PART II

.

Item 6. (a) Exhibits

Number
Exhibit

31
Rule 13a-14(a) Certifications

32
Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEL-SCI CORPORATION

Date: August 9, 2017	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer*

* Also signing in the capacity of the Principal Accounting and Financial Officer.