Form 10-Q/A
period 2017-06-30
CEL SCI CORP
filed 2017-08-15
CIK 725363

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No.1)
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

EXPLANATORY NOTE

This amended 10-Q report is filed to correct the accumulated deficit shown on the June 30, 2017 Balance Sheet. The Accumulated Deficit, as shown on the Balance Sheet filed with the 10-Q report on August 9. 2017, was $(289,884,687). However, the correct Accumulated Deficit at June 30, 2017 was $(294,986,372). The Accumulated Deficit at June 30, 2017 was reported correctly in the Company's XBRL filing.

This amended 10-Q report includes under subsequent events a disclosure stating that the clinical hold that had been imposed on the Company's Phase 3 cancer study with Multikine has been removed by the U.S. Food and Drug Administration.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION
BALANCE SHEETS

	JUNE 30,	SEPTEMBER 30,
ASSETS	2017	2016
	(UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents	$1,232,477	$2,917,996
Receivables	271,737	394,515
Prepaid expenses	669,043	981,677
Deposits - current portion	150,000	154,995
Inventory used for R&D and manufacturing	657,738	1,008,642
Deferred rent - current portion	385,076	429,821

Total current assets	3,366,071	5,887,646

RESEARCH AND OFFICE EQUIPMENT, net	200,534	226,216

PATENT COSTS, net	231,649	256,547
DEFERRED RENT - net of current portion	2,968,155	3,406,921

DEPOSITS	1,670,917	1,820,917

TOTAL ASSETS	$8,437,326	$11,598,247

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$8,352,438	$3,091,512
Accrued expenses	933,922	378,672
Due to employees	569,531	538,278
Notes payable	325,794	-
Derivative instruments, current portion	47,894	-
Other current liabilities	10,871	3,310

Total current liabilities	10,240,450	4,011,772

Derivative instruments - net of current portion	3,342,746	8,394,934
Deferred revenue	125,000	125,000
Other liabilities	38,491	22,609

Total liabilities	13,746,687	12,554,315

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value-200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized;
9,218,711 and 6,235,035 shares issued and outstanding
at June 30, 2017 and September 30, 2016, respectively	92,187	62,350
Additional paid-in capital	289,584,824	284,649,559
Accumulated deficit	(294,986,372)	(285,667,977)

Total stockholders' deficit	(5,309,361)	(956,068)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$8,437,326	$11,598,247

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

On August 14, 2017, the Company announced it has received a letter from the U.S. Food and Drug Administration stating that the clinical hold that had been imposed on the Company’s Phase 3 cancer study with Multikine has been removed and that all clinical trial activities under this IND application may resume.

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

CEL-SCI CORPORATION

Date: August 15, 2017	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer*

* Also signing in the capacity of the Principal Accounting and Financial Officer.