Form 10-K/A
period 2016-09-30
CEL SCI CORP
filed 2017-12-11
CIK 725363

FORM 10-K/A
(Amendment 2)

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

As of December 9, 2016, the Registrant had 7,548,976 issued and outstanding shares of common stock.

Documents Incorporated by Reference:   None

EXPLANATORY NOTE

In October 2008, the Company entered into an agreement whereby the Company leased a building owned by a third party. The Company accounted for the arrangement as an operating lease under ASC 840, Accounting for Leases.

In November 2017, the Company determined that the lease should have been treated as a financing obligation rather than an operating lease.

Accordingly, this amended 10-K is filed to correct the manner in which the Company accounted for the lease. See Note 17. Restatement, in the financial statements enclosed herein, for further information.

In addition:

●
per share data, including earnings per share amounts, in this amended 10-K have been adjusted to reflect a 1 for 25 reverse stock split which became effective on the NYSE American on June 15, 2017;
●
management’s report on internal control over financial reporting and its conclusion on disclosure controls and procedures have been revised to address the material weaknesses in internal control over financial reporting; and
●
the opinion of BDO USA, LLP on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2016 has been amended.

Except for the above, no other information included in the 10-K report filed on December 15, 2016 is amended by this Form 10-K/A.

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

Risks Related to CEL-SCI

CEL-SCI has identified a material weakness in its internal control over financial reporting which could, if not remediated, result in material misstatements in CEL-SCI’s financial statements.

CEL-SCI’s management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. CEL-SCI’s management identified a material weakness in the internal control over financial reporting as of September 30, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

CEL-SCI discovered an error in the way it accounted for the lease for its manufacturing facility. The accounting error was determined to be a material weakness in CEL-SCI’s internal control over financial reporting as of September 30, 2016 relating to CEL-SCI’s financial close process for non-routine transactions including the accounting for leases and the assessment of impairment of long-lived assets. The errors were identified during the course of the preparation of its financial statements and other financial data for its fiscal year ended September 30, 2017, as well as its assessment of its disclosure controls and procedures and internal control over financial reporting as of the date.

If the remedial measures CEL-SCI has begun implementing that are designed to address this material weakness are insufficient to address this material weakness, or if additional material weaknesses or significant deficiencies in CEL-SCI’s internal control are discovered or occur in the future, the financial statements may contain material misstatements and CEL-SCI could be required to restate the financial results.

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

As of September 30, 2016, there were outstanding warrants and options which allow the holders to purchase 3,442,383 shares that may be issued upon the exercise of outstanding warrants, with a weighted average exercise price of $24.25 per share, and 343,571 shares that may be issued upon the exercise of outstanding options, with a weighted average exercise price of $59.25 per share. The outstanding options and warrants could adversely affect the ability of CEL-SCI to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when CEL-SCI may be able to obtain additional capital through a new offering of securities on terms more favorable to CEL-SCI than the terms of the outstanding options and warrants.  For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of its common stock without assuming the risk of ownership.  The issuance of shares upon the exercise of outstanding options and warrants will also dilute the ownership interests of CEL-SCI’s existing stockholders.

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

In August 2007, CEL-SCI leased a building near Baltimore, Maryland (the San Tomas lease). The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI’s specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI’s Phase 3 clinical trial and sales of the drug if approved by the FDA. The lease expires on October 31, 2028 and required annual base rent payments of approximately $1.6 million during the twelve months ending September 30, 2016. The annual base rent escalates each year at 3% beginning on November 1st. CEL-SCI is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities, which were approximately $42,000 per month as of September 30, 2016. The lease allows CEL-SCI, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The Company is not the legal owner of the manufacturing building, but is deemed to be the owner for the accounting purposes based on the accounting guidance for build-to-suit leases under ASC 840-40-55. The lease required CEL-SCI to pay $3,150,000 towards the remodeling costs, which is being recouped by reductions in the annual base rent of $303,228 beginning in fiscal year 2014. In August 2011, CEL-SCI was required to deposit $1,670,917, the equivalent of one year of base rent. The $1,670,917 was required to be deposited when the amount of CEL-SCI’s cash had dropped below the amount stipulated in the lease and is included in non-current assets at September 30, 2016.

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

ITEM 5. MARKET FOR CEL-SCI'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of September 30, 2016 there were approximately 1,000 record holders of CEL-SCI’s common stock. CEL-SCI’s common stock is traded on the NYSE American under the symbol “CVM”.

Shown below are the range of high and low quotations for CEL-SCI’s common stock for the periods indicated as reported on the NYSE American. The market quotations have been adjusted for a 1 for 25 reverse stock split which became effective on the NYSE American on June 15, 2017 reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low

12/31/14	$ 22.75	$ 13.50
3/31/15	$ 30.75	$ 14.75
6/30/15	$ 27.25	$ 14.75
9/30/15	$ 20.00	$ 12.00

12/31/15	$ 18.75	$ 9.00
3/31/16	$ 16.50	$ 9.00
6/30/16	$ 15.00	$ 11.00
9/30/16	$ 13.50	$ 6.00

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
Among CEL-SCI Corporation, the NYSE MKT Composite Index
and the RDG MicroCap Biotechnology Index
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

ITEM 6. SELECTED FINANCIAL DATA

The following selected historical consolidated financial data:

●
reflect a 1 for 25 reverse stock split which became effective on the NYSE American on June 15, 2017,
●
reflect the restatement to the Company’s financial statements as further explained in Note 17, in the financial statements enclosed herein, and
●
are qualified by reference to, and should be read in conjunction with the consolidated financial statements and the related notes thereto, appearing elsewhere in this report, as well as Item 7 of this report.

	(Restated)
Statements of Operations	2016	2015	2014	2013	2012
Grant revenue and other	$ 285,055	$ 657,377	$ 264,033	$ 159,583	$ 254,610
Operating expenses:
Research and development	17,445,382	19,191,750	15,266,189	11,027,724	8,908,007
General and administrative	6,486,501	13,855,775	10,665,558	7,093,738	6,683,045
Gain on derivative instruments	14,013,726	282,616	248,767	10,750,666	1,911,683
Loss on debt extinguishment	-	(620,457)	-	-	-
Interest income (expense), net	(1,879,390)	(1,964,221)	(1,933,732)	(1,932,272)	(2,017,719)
Net loss	(11,512,492)	(34,692,210)	(27,352,679)	(9,143,485)	(15,442,478)
Issuance of additional shares due to reset provision			(1,117,447)	-	(250,000)
Modification of warrants				(59,531)	(325,620)
Inducement warrants	-	-	-	-	(1,593,000)
Net loss available to common shareholders	$ (11,512,492)	$ (34,692,210)	$ (28,470,126)	$ (9,203,016)	$ (17,611,098)

Net loss per common share
Basic	$ (2.37)	$ (10.51)	$ (12.10)	$ (7.60)	$ (17.48)
Diluted	$ (2.37)	$ (10.51)	$ (12.21)	$ (16.47)	$ (19.38)
Weighted average common shares outstanding
Basic and diluted	4,866,204	3,300,761	2,352,185	1,211,178	1,007,346

Balance Sheets	2016	2015	2014	2013	2012

Working capital (deficit)	$ 1,446,053	$ 1,639,920	$ 7,952,002	$ (1,632,087)	$ 4,877,670
Total assets	$ 24,886,125	$ 28,553,702	$ 32,104,603	$ 23,457,326	$ 28,655,921
Derivative instruments (a)	$ 8,394,934	$ 13,686,587	$ 5,505,246	$ 433,024	$ 6,983,690
Total liabilities	$ 25,565,338	$ 33,315,972	$ 21,320,790	$ 16,430,409	$ 21,329,124
Stockholders' (deficit) equity	$ (679,213)	$ (4,762,270)	$ 10,783,813	$ 7,026,917	$ 7,326,797

 (a)
Included in total liabilities.

CEL-SCI's net loss available to common shareholders for each fiscal quarter during the two years ended September 30, 2016 were:

		Net income (loss) per share
Quarter- (Restated)	Net income (loss)	Basic	Diluted

12/31/15	$2,332,734	$0.53	$0.53
3/31/16	$(8,855,530)	$(1.87)	$(1.87)
6/30/16	$(3,861,606)	$(0.78)	$(0.78)
9/30/16	$(1,128,090)	$(0.21)	$(0.21)

12/31/14	$(7,846,983)	$(2.68)	$(3.42)
3/31/2015	$(12,559,695)	$(4.14)	$(4.14)
6/30/2015	$(4,413,593)	$(1.32)	$(1.62)
9/30/2015	$(9,871,939)	$(2.54)	$(2.54)

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

Correction of an Error

The historical financial information in this report have been restated. In November 2017, the Company discovered an error in the way it accounted for the operating lease for its manufacturing facility. In October 2008, the Company entered into a lease arrangement whereby the Company leased a building owned by a third party, but to which the owner made tenant-directed improvements. Upon commencement of the lease, the Company accounted for the arrangement as an operating lease under ASC 840, Accounting for Leases, whereby the total minimum lease payment obligations under the leases were recognized as monthly rent expense on a straight-line basis over the term of the lease. The cost of the tenant improvements incurred were capitalized as deferred rent and amortized over the 20-year lease term.

In November 2017, it was determined that because the terms of the original lease agreement required the Company to be responsible for possible cost overruns, if there were any, but of which there were none, the Company was deemed to be the owner of the leased building for accounting purposes only under ASC 840-40-55. In addition to the costs it incurred and capitalized for the tenant improvements, the Company should have reflected an asset on its balance sheet for the costs paid by the lessor to purchase the building and improve it, as well as a corresponding liability. Upon completion of the improvements, the Company did not meet the “sale-leaseback” criteria under ASC 840-40-25, Accounting for Leases, Sale-Leaseback Transactions due to the Company’s significant continuing involvement with the facility which is considered to be other than a normal leaseback as defined in ASC 840-40-25 and therefore should have treated the lease as a financing obligation and the asset and corresponding liability should not be derecognized.

The correction to the historical financial statements to apply ASC 840-40-25 does not affect the total cash payments the Company has made or is obligated to make under the lease agreement, nor does it change the total expense to be recognized over the lease term. However, the timing and nature of expense is different under this treatment as compared to operating lease treatment. Specifically, the Company should have recognized depreciation, expense on the asset it is deemed to own and interest expense on the associated lease financing obligation, instead of rental expense.

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported financial statements for the years ended September 30, 2016, 2015, and 2014. For additional information and a detailed discussion of the restatement, see Note 17 of the financial statements included in this Report.

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

Net interest income (expense) decreased approximately $85,000 during the year ended September 30, 2016 compared to the year ended September 30, 2015, primarily due to an approximate $124,000 reduction in interest expense on the related party loan, which was paid off in January 2016, offset by an approximate $35,000 increase in interest expense on the lease liability.

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

During the year ended September 30, 2015, general and administrative expenses increased by approximately $3.2 million, compared to the year ended September 30, 2014. This increase is primarily due to an increase of approximately $2.0 million of equity based compensation costs for restricted stock granted, increased legal fees of approximately $1.8 million relating to arbitration with the Company’s former CRO, as discussed in Item 3 above, and an increase of approximately $220,000 in fees for professional services. These increases were offset by a decrease of approximately $788,000 in employee compensation, primarily due to a decrease in the number of stock options issued and vested in 2015 compared to 2014.

During the years ended September 30, 2015 and 2014, CEL-SCI recorded a derivative gain of approximately $283,000 and $249,000, respectively. This variation was the result of the change in fair value of the derivative liabilities during the period which resulted from relative consistencies in the share price of CEL-SCI’s common stock.

Interest expense increased by approximately $30,000 during the year ended September 30, 2015 compared to the year ended September 30, 2014, and consisted primarily of approximately $37,000 in increased interest expense on the lease liability, offset by a reduction of the interest on the loan from CEL-SCI’s former president. Effective July 7, 2015, the interest rate on the related party loan was reduced from 15% to 9%. Additionally, the modifications of the loan from de Clara Trust were determined to be substantive, resulting in an extinguishment loss of approximately $620,000 during 2015.

Research and Development Expenses

During the five years ended September 30, 2016, CEL-SCI’s research and development efforts involved Multikine and LEAPS. The table below shows the research and development expenses associated with each project during this five-year period.

(Restated)
	2016	2015	2014	2013	2012

MULTIKINE	$ 17,054,474	$ 18,697,940	$ 14,891,411	$ 10,650,239	$ 8,516,929
LEAPS	390,908	493,810	374,778	377,485	391,078
TOTAL	$ 17,445,382	$ 19,191,750	$ 15,266,189	$ 11,027,724	$ 8,908,007

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

CEL-SCI estimates the total cash cost of the Phase 3 clinical trial, with the exception of the parts that will be paid by its licensees, Teva Pharmaceuticals and Orient Europharma, to be approximately $12.1 million going forward.

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

In January 2014, CEL-SCI offered to the investors to extend the outstanding Series N warrants by one year and allow for cashless exercise in exchange for cancelling the reset provision in the warrant agreement. One of the investors accepted this offer. In March 2014, 4,272 Series N Warrants were exercised. On October 28, 2014, the remaining Series N warrants were transferred to the de Clara Trust, of which the Company’s CEO, Geert Kersten, is the trustee and a beneficiary. On June 29, 2015, concurrently with the modification of the note payable held by the de Clara Trust, CEL-SCI extended the expiration date of the Series N warrants to August 18, 2017. As of September 30, 2016, the remaining 113,785 Series N warrants entitle the holders to purchase one share of CEL-SCI's common stock at a price of $13.18 per share at any time prior to August 18, 2017.

On January 13, 2016, CEL-SCI repaid the note payable to the de Clara Trust, the balance of which was $1,105,989, including principal and interest. At the same time the Company sold 120,000 shares of its common stock and 120,000 Series X warrants to the de Clara Trust for $1,110,000. Each warrant allows the de Clara Trust to purchase one share of the Company's common stock at a price of $9.25 per share at any time on or before January 13, 2021.

In October 2013, CEL-SCI sold 713,043 shares of its common stock, plus 819,000 Series S warrants, in an underwritten offering. The net proceeds to CEL-SCI from the sale of the shares and warrants were approximately $16.4 million, after deducting the underwriting discount. The Series S warrants may be exercised at any time on or before October 11, 2018 at a price of $31.25 per share.

In December 2013, CEL-SCI sold 209,524 shares of its common stock and Series S warrants, in an underwritten offering. The net proceeds to CEL-SCI from the sale of the shares and Series S warrants were approximately $2.7 million, after deducting the underwriting discount. The Series S warrants may be exercised at any time on or before October 11, 2018 at a price of $31.25 per share.

In February 2014, the S warrants began trading on the NYSE MKT under the ticker symbol “CVM WS”. As of September 30, 2016, 83,551 Series S Warrants had been exercised. The remaining 1,037,120 Series S warrants entitle the holders to purchase one share of CEL-SCI's common stock at a price of $31.25 per share.

In April 2014, CEL-SCI sold 285,129 shares of common stock, plus 71,282 Series T warrants, in an underwritten offering. The net proceeds to CEL-SCI from the sale of the stock and warrants were approximately $9.23 million. The Series T warrants had an exercise price of $39.50 and expired on October 17, 2014. CEL-SCI also issued 17,821 Series U warrants to the underwriters for this offering. The Series U warrants may be exercised beginning October 17, 2014 at a price of $43.75 per share and expire on October 17, 2017. As of September 30, 2016, none of the Series U warrants had been exercised.

In October 2014, CEL-SCI sold 315,789 shares of common stock, plus 78,947 Series S warrants in an underwritten public offering. The net proceeds to CEL-SCI from the sale of the stock and warrants were approximately $5.5 million. The warrants are immediately exercisable, expire October 11, 2018 and have an exercise price of $31.25.

Additionally, in October 2014, CEL-SCI sold 52,800 shares of common stock, plus 13,200 Series S warrants in a registered direct offering. The net proceeds to CEL-SCI from the sale of the stock and warrants were approximately $941,000. The warrants are immediately exercisable, expire October 11, 2018 and have an exercise price of $31.25.

On May 28, 2015, CEL-SCI sold 810,127 shares of common stock, plus 810,127 Series V warrants, in an underwritten public offering. The common stock and Series V warrants were sold at a combined per unit price of $19.75 for net proceeds of approximately $14.7 million. The Series V warrants are immediately exercisable at a price of $19.75 and expire on May 28, 2020. As of September 30, 2016, none of the Series V warrants had been exercised.

On October 28, 2015, the Company closed an underwritten public offering of 688,930 shares of common stock and 688,930 Series W warrants to purchase shares of common stock. The common stock and warrants were sold at a combined per unit price of $16.75 for net proceeds of approximately $10.5 million, net of underwriting discounts and commissions and offering expenses. The Series W warrants are immediately exercisable at a price of $16.75 and expire on October 28, 2020. As of September 30, 2016, none of the Series W warrants had been exercised.

In January 2016, the Company sold 120,000 shares of its common stock and 120,000 Series X warrants to the de Clara Trust for approximately $1.1 million, as noted above. The de Clara Trust is controlled by Geert Kersten, the Company's Chief Executive Officer and a director. Each Series X warrant allows the de Clara Trust to purchase one share of the Company's common stock at a price of $9.25 per share at any time on or before January 13, 2021. As of September 30, 2016, none of the Series X warrants had been exercised.

In February 2016, the Company sold 52,000 shares of its common stock and 26,000 Series Y warrants to a private investor for $624,000. Each Series Y warrant allows the holder to purchase one share of the Company's common stock at a price of $12.00 per share at any time on or before February 15, 2021. As of September 30, 2016, none of the Series Y warrants had been exercised.

On May 23, 2016, the Company closed a registered direct offering of 400,000 shares of common stock and 264,000 Series Z warrants to purchase shares of common stock. The common stock and warrants were sold at a combined per unit price of $12.50 for net proceeds of approximately $4.6 million, net of placement agent’s commissions and offering expenses. The Series Z warrants may be exercised at any time on or after November 23, 2016 and on or before November 23, 2021 at a price of $13.75 per share. The Company also issued 20,000 Series ZZ warrants to the placement agent as part of its compensation. The Series ZZ warrants may be exercised at any time on or after November 23, 2016 and on or before May 18, 2021 at a price of $13.75 per share. As of September 30, 2016, none of the Series Z and ZZ warrants had been exercised.

On August 26, 2016, the Company closed a registered direct offering of 400,000 shares of common stock and Series AA warrants to purchase up to 40,000 shares of common stock. Each share of common stock was sold together with a Series AA warrant to purchase one-half of a share of common stock for the combined purchase price of $12.50. Each warrant can be exercised at any time after February 22, 2017 and on or before February 22, 2022 at a price of $13.75 per share. The Company also issued 16,000 Series BB warrants to the placement agent as part of its compensation. The Series BB warrants may be exercised at any time on or after February 22, 2017 and on or before August 22, 2021 at a price of $13.75 per share. The Company received proceeds from the sale of Series AA and Series BB shares and warrants of approximately $4.5 million, net of placement agent’s commissions and offering expenses. As of September 30, 2016, none of the Series AA and BB warrants had been exercised.

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

Future Capital Requirements

Other than funding operating losses, funding its research and development program, and making required lease payments, CEL-SCI does not have any material capital commitments. As of September 30, 2016, material contractual obligations, consisting of operating lease payments, excluding payments under the San Tomas lease, are as follows:

2017	$ 243,000
2018	251,000
2019	258,000
2020	238,000
2021	163,000
Thereafter	69,000
Total minimum lease payments:	$ 1,222,000

Future minimum lease payments under the San Tomas lease as of September 30, 2016 are as follows:

Years ending September 30,
2017	$ 1,687,000
2018	1,747,000
2019	1,808,000
2020	1,872,000
2021	1,937,000
Thereafter	15,762,000
Total future minimum lease obligation	24,813,000
Less imputed interest on financing obligation	(11,802,000)
Net present value of lease financing obligation	$ 13,011,000

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Under the direction and with the participation of CEL-SCI’s management, including CEL-SCI’s Chief Executive Officer and Chief Financial Officer, CEL-SCI carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2016. CEL-SCI maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to CEL-SCI’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. CEL-SCI’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Previously based on this evaluation, CEL-SCI’s Chief Executive and Principal Financial Officer has concluded that CEL-SCI’s disclosure controls were effective as of September 30, 2016. However, due to the material weaknesses in internal control over financial reporting described below, CEl-SCI's Chief Executive Officer and Principal Financial Officer concluded that CEL-SCI's disclosure controls and procedures were not effective as of September 30, 2016.

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

In November 2017, CEL-SCI discovered an error in the way it accounted for the lease for its manufacturing facility. CEL-SCI initially recorded this lease as an operating lease but later identified that it should have accounted for it as a financing lease and capitalized an asset and related liability. Accordingly, on November 17, 2017, the Audit Committee of the Board of Directors of the Company concluded that CEL-SCI’s Management’s Report on Internal Control over Financial Reporting and the related Report of independent Registered Public Accounting Firm on internal control over financial reporting included in CEL-SCI’s annual Report on Form 10-K for the fiscal year ended September 30, 2016 should no longer be relied upon. Based on this evaluation, Mr. Kersten concluded that CEL-SCI’s internal control over financial reporting was not effective as of September 30, 2016.

Management has concluded that the correction of the error for this lease, the lack of impairment assessment for the related asset, and the operating effectiveness of the financial close process are control deficiencies that constitute material weaknesses. In order to remediate these material weaknesses, the Company will change certain control activities over financial reporting to include the following:

●
All facility leasing activities will be subject to a thorough review of capital versus operating lease classification. Further, leases that include construction activity prior to lease inception will be reviewed against the build-to-suit lease guidance in ASC 840. In addition, the Company will also engage outside financial reporting specialists to assist it in the review process.
●
The Company will enhance its policy for reviewing long-lived assets for impairments by incorporating additional triggering event factors for consideration as part of its control. This review will be carried out by the Company and also be assisted by an outside financial reporting specialist.
●
The financial reporting process will be enhanced to include the use of monthly, quarterly and annual closing checklists to capture routine and non-routine transactions that require additional review. Further, the Company will also augment its control process by expanding the use of a financial reporting specialist to assist in the financial close process.

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

In our report dated December 14, 2016, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of September 30, 2016. Subsequent to December 14, 2016, CEL-SCI Corporation, Inc. identified a material misstatement in its annual financial statements for 2016, 2015, and 2014, requiring restatement of such financial statements. Management revised its assessment of internal control over financial reporting due to the identification of material weaknesses, described in the following paragraph, in connection with the financial statement restatement. Accordingly, our opinion on the effectiveness of CEL-SCI Corporation, Inc.’s internal control over financial reporting as of September 30, 2016 expressed herein is different from that expressed in our previous report.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses regarding accounting for leases, assessment of impairment of long-lived assets, and the financial close process have been identified and described in management’s revised assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016, 2015, and 2014 financial statements (as restated).

In our opinion, CEL-SCI Corporation did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2016, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions to be taken by the Company after the date of management’s assessment.

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

/s/BDO USA, LLP

McLean, Virginia
December 14, 2016, except as to the effect of the material weaknesses which is dated as of December 11, 2017

ITEM 9B. OTHER INFORMATION

 None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

Name	Age	Position

Geert R. Kersten, Esq.	57	Director, Chief Executive Officer and Treasurer
Patricia B. Prichep	65	Senior Vice President of Operations and Corporate Secretary
Dr. Eyal Talor	60	Chief Scientific Officer
Dr. Daniel H. Zimmerman	75	Senior Vice President of Research, Cellular Immunology
John Cipriano	74	Senior Vice President of Regulatory Affairs
Alexander G. Esterhazy (1)	75	Director
Dr. Peter R. Young	71	Director
Bruno Baillavoine	64	Director

(1)
Mr. Esterhazy passed away on August 30, 2017.

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

Compensation of Directors During Year Ended September 30, 2016

Name	Paid in Cash	Stock Awards (1)	Option Awards (2)	Total
Maximilian de Clara (3)	$40,000	-	$ 46,352	$86,352
Geert Kersten	$40,000	-	-	$40,000
Alexander Esterhazy (4)	$45,000	-	$ 46,352	$91,352
Peter R. Young	$50,000	-	$ 46,352	$96,352
Bruno Baillavoine	$45,000	-	$ 46,352	$91,352

(1)
The fair value of stock issued for services.

(2)
The fair value of options granted computed in accordance with ASC 718-10-30-3 on the date of grant which represents their grant date fair value.

(3)
On August 31, 2016, Mr. de Clara resigned as President for personal health reasons.

(4)
On August 30, 2017, Mr. Esterhazy passed away.

Directors’ fees paid to Maximilian de Clara and Geert Kersten are included in the Executive Compensation table.

On August 31, 2016 Maximilian de Clara resigned as an officer and director of the Company. In consideration for Mr. de Clara’s past services to the Company, the Company entered into a Termination Agreement with Mr. de Clara which provided for the following:

1.
The Company issued 26,000 restricted shares of its common stock to Mr. de Clara. The first 13,000 shares were issued promptly after August 31, 2016. Of the first 13,000 shares, none of the shares may be sold prior to February 28, 2017. Starting on February 28, 2017, each month the Company will remove the restrictive legend on 2,600 shares. The second 13,000 shares will be issued on August 31, 2017, but may not be sold prior to February 28, 2018. Starting on February 28, 2018, each month the Company will remove the restrictive legend on 2,600 shares. The foregoing procedure will continue until the restricted legend has been removed on all 26,000 shares.

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

 Loan from Officer and Director

Between December 2008 and June 2009, CEL-SCI’s President, and a director, Maximilian de Clara, loaned CEL-SCI $1,104,057.  Between July 2009 and July 2015, the loan from Mr. de Clara bore interest at 15% per year. At Mr. de Clara’s option, the loan was convertible into shares of CEL-SCI’s common stock, determined by dividing the amount to be converted by $100.00.  In accordance with the loan agreement, CEL-SCI issued Mr. de Clara warrants to purchase 6,593 shares of CEL-SCI’s common stock at a price of $100.00 per share.  These warrants expired on December 24, 2014.  In consideration for an extension of the due date, Mr. de Clara received warrants to purchase 7,397 shares of CEL-SCI’s common stock at a price of $125.00 per share.  These warrants expired on January 6, 2015.  In consideration of Mr. de Clara’s agreement to subordinate his note to the convertible preferred shares and convertible debt as part of a prior year settlement agreement, CEL-SCI extended the maturity date of the note to July 6, 2015.   In August 2014, the loan was transferred to the de Clara Trust, of which CEL-SCI’s Chief Executive Officer, Geert Kersten, is the trustee and a beneficiary.  Mr. de Clara continued to receive the interest payments.

On June 29, 2015, CEL-SCI extended the maturity date of the note to July 6, 2017, lowered the interest rate to 9% per year and changed the conversion price to $14.75, the closing stock price on the previous trading day.   The new terms were effective July 7, 2015.   Concurrently, CEL-SCI extended the expiration date of the Series N warrants to August 18, 2017.

On October 11, 2015, at the request of Lake Whillans Vehicle I, LLC, the note was extended for one year to July 6, 2018.

On January 12, 2016, CEL-SCI owed the de Clara Trust $1,105,989, which amount included accrued and unpaid interest. On January 13, 2016, the de Clara Trust demanded payment on the note payable. At the same time CEL-SCI sold 120,000 shares of its common stock and 120,000 Series X warrants to the de Clara Trust for approximately $1,100,000. Each warrant allows the de Clara Trust to purchase one share of CEL-SCI’s common stock at a price of $9.25 per share at any time on or before January 13, 2021.

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

Stock Options

The following tables show information concerning the options granted during the fiscal year ended September 30, 2016, to the persons named below:

Options Granted

Name	Grant Date	Options Granted	Price Per Share	Expiration Date
Daniel Zimmerman	7/22/2016	4,000	$11.75	7/21/2026
Alexander Esterhazy (1)	7/22/2016	5,000	$11.75	7/21/2026
Peter Young	7/22/2016	5,000	$11.75	7/21/2026
Bruno Baillavoine	7/22/2016	5,000	$11.75	7/21/2026
Maximilian de Clara (2)	7/22/2016	5,000	$11.75	7/21/2026

(1)
On August 30, 2017, Mr. Esterhazy passed away.
(2)
On August 31, 2016, Mr. de Clara resigned as President for personal health reasons.

The following tables show information concerning the options cancelled and exercised during the fiscal year ended September 30, 2016, to the persons named below:

Options Cancelled

		Weighted Average	Weighted Avergage Remaining Contractual
Employee	Total Options	Exercise Price	Term (Years)

None

Options Exercised

	Date of	Shares Acquired	Value
Name	Exercise	On Exercise	Realized

None

The following lists the outstanding options held by the persons named below:

	Shares underlying unexercised
	Option which are:		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date

Maximilian de Clara (3)	800		157.50	09/13/17
	800		155.00	03/04/18
	5,745		62.50	04/23/19
	2,000(2)		95.00	07/06/19
	1,000		95.00	07/20/19
	1,000		120.00	07/20/20
	1,000		172.50	04/14/21
	1,888		80.00	12/01/16
	1,500		97.50	05/17/22
	4,000		70.00	12/17/17
	1,500		52.50	06/30/23
	3,000		27.25	02/25/24
	4,000		27.50	08/05/24
	6,000		27.00	08/25/24
	5,000		16.50	06/21/25
	5,000		11.75	07/21/26
	44,233

Shares underlying unexercised
	Option which are:		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Geert R. Kersten	800		157.50	09/13/17
	800		155.00	03/04/18
	7,354		62.50	04/23/19
	5,333		95.00	07/06/19
	1,200		95.00	07/20/19
	1,200		120.00	07/20/20
	1,200		172.50	04/14/21
	5,018		80.00	12/01/16
	1,800		97.50	05/17/22
	7,560		70.00	12/17/17
	7,822		70.00	12/17/22
	1,800		52.50	06/30/23
	2,400		27.25	02/25/24
	----------
	44,287
		10,667(2)	95.00	07/06/19
		12,178	70.00	12/17/22
		1,200	27.25	02/25/24
		----------
		24,045

Patricia B. Prichep	400		157.50	09/13/17
	400		155.00	03/04/18
	2,868		62.50	04/23/19
	4,000		95.00	07/06/19
	600		95.00	07/20/19
	600		120.00	07/20/20
	600		172.50	04/14/21
	1,541		80.00	12/01/16
	1,200		97.50	05/17/22
	2,320		70.00	12/17/17
	3,247		70.00	12/17/22
	1,200		52.50	06/30/23
	1,600		27.25	02/25/24
	----------
	20,577
		8,000(2)	95.00	07/06/19
		2,753	70.00	12/17/22
		800	27.25	02/25/24
		----------
		11,553

	Shares underlying unexercised
	Option which are:		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Eyal Talor, Ph.D.	400		157.50	09/13/17
	400		155.00	03/04/18
	963(1)		62.50	04/23/19
	4,000(2)		95.00	07/06/19
	600		95.00	07/20/19
	600		120.00	07/20/20
	600		172.50	04/14/21
	1,111		80.00	12/01/16
	1,200		97.50	05/17/22
	1,497		70.00	12/17/17
	3,247		70.00	12/17/22
	1,200		52.50	06/30/23
	1,600		27.25	02/25/24
	----------
	17,418
		8,000(2)	95.00	07/06/19
		2,753	70.00	12/17/22
		800	27.25	02/25/24
		----------
		11,553

Daniel Zimmerman, Ph.D.	300		157.50	09/13/17
	300		155.00	03/04/18
	600		120.00	07/20/20
	600		172.50	04/14/21
	1,008		80.00	12/01/16
	900		97.50	05/17/22
	1,568		70.00	12/17/17
	900		52.50	06/30/23
	1,200		27.25	02/25/24
	5,333		27.50	08/05/24
	1,333		15.50	06/25/25
	----------
	14,043
		600	27.25	02/25/24
		2,667	27.50	08/05/24
		2,667	15.50	06/25/25
		4,000	11.75	07/21/26
		----------
		9,933

	Shares underlying unexercised
	Option which are:		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
John Cipriano	300		157.50	09/13/17
	300		155.00	03/04/18
	600		120.00	07/20/20
	600		172.50	04/14/21
	64		80.00	12/01/16
	400		62.50	09/30/19
	900		97.50	05/17/22
	900		52.50	06/30/23
	1,200		27.25	02/25/24
	----------
	5,264
		600	27.25	02/25/24
		----------
		600

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

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	138,400	65,959	N/A	60,453
Non-Qualified Stock Option Plans	387,200	277,613	N/A	82,370
Bonus Plans	223,760	N/A	26,448	97,278
Stock Compensation Plan	134,000	N/A	79,401	53,276
Incentive Stock Bonus Plan	640,000	N/A	624,000	16,000

Of the shares issued pursuant to CEL-SCI's Stock Bonus Plans, 44,328 shares were issued as part of CEL-SCI's contribution to its 401(k) plan.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to CEL-SCI’s Incentive and Non-Qualified Stock Option Plans as of September 30, 2016, CEL-SCI’s most recent fiscal year end. CEL-SCI's Incentive and Non-Qualified Stock Option Plans have been approved by CEL-SCI's shareholders.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans, Excluding SecuritiesReflected in Column (a)

Incentive Stock Option Plans	65,959	$74.25	60,453
Non-Qualified Stock Option Plans	277,613	$55.75	82,370

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

Name and Address	Number of Shares (1)	Percent of Class (2)

Geert R. Kersten 8229 Boone Blvd., Suite 802 Vienna, VA 22182	774,118(3)	11.8%

Patricia B. Prichep 8229 Boone Blvd., Suite 802 Vienna, VA 22182	154,868	2.5%

Eyal Talor, Ph.D. 8229 Boone Blvd., Suite 802 Vienna, VA 22182	149,295	2.4%

Daniel H. Zimmerman, Ph.D. 8229 Boone Blvd., Suite 802 Vienna, VA 22182	20,366	0.3%

John Cipriano 8229 Boone Blvd., Suite 802 Vienna, VA 22182	70,973	1.1%

Alexander G. Esterhazy (4) 20 Chemin du Pre-Poiset CH- 1253 Vandoeuvres Geneve, Switzerland	15,389	0.2%

Peter R. Young, Ph.D. 208 Hewitt Drive, Suite 103-143 Waco, TX 76712	16,004	0.3%

Bruno Baillavoine 8229 Boone Blvd., Suite 802 Vienna, VA 22182	1,667	0.0%

All Officers and Directors as a Group (8 persons)	1,202,680	18.1%

(1)
Includes shares issuable prior to February 28, 2017 upon the exercise of options or warrants granted to the following persons:

Name	Options or Warrants Exercisable Prior to February 28, 2017

Geert R. Kersten, Esq.	297,289(3)
Patricia B. Prichep	22,753
Eyal Talor, Ph.D.	19,595
Daniel Zimmerman, Ph.D.	14,643
John Cipriano	5,864
Alexander G. Esterhazy	14,456
Peter R. Young, Ph.D.	14,813
Bruno Baillavoine	1,667

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

(4)
On August 30, 2017, Mr. Esterhazy passed away.

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

As discussed in Note 17 to the financial statements, the 2016, 2015, and 2014 financial statements have been restated to correct certain misstatements.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), CEL-SCI Corporation’s internal control over financial reporting as of September 30, 2016 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated December 14, 2016, except as to the effect of the material weaknesses which is dated December 11, 2017, expressed an adverse opinion thereon.

/s/ BDO USA, LLP

McLean, Virginia
December 14, 2016, except for the effects of the restatement discussed in Note 17 which is as of December 11, 2017.

CEL-SCI CORPORATION
BALANCE SHEETS
SEPTEMBER 30, 2016 and 2015

	RESTATED
ASSETS	2016	2015

CURRENT ASSETS:
Cash and cash equivalents	$ 2,917,996	$ 5,726,682
Receivables	394,515	87,214
Prepaid expenses	981,677	979,655
Deposits - current portion	154,995	150,000
Inventory used for R&D and manufacturing	1,008,642	1,401,839

Total current assets	5,457,825	8,345,390

PROPERTY AND EQUIPMENT, net	17,350,836	17,945,831
PATENT COSTS, net	256,547	291,564
DEPOSITS	1,820,917	1,970,917

TOTAL ASSETS	$ 24,886,125	$ 28,553,702

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$ 3,091,512	$ 5,128,682
Accrued expenses	378,672	88,575
Due to employees	538,278	365,131
Notes payable	-	1,104,057
Other current liabilities	3,310	19,025

Total current liabilities	4,011,772	6,705,470

Derivative instruments	8,394,934	13,686,587
Lease liability	13,011,023	12,783,250
Deferred revenue	125,000	126,639
Other liabilities	22,609	14,026

Total liabilities	25,565,338	33,315,972

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value-200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized;
6,235,035 and 4,490,975 shares issued and outstanding
at September 30, 2016 and 2015, respectively	62,350	44,910
Additional paid-in capital	284,649,559	269,071,450
Accumulated deficit	(285,391,122)	(273,878,630)

Total stockholders' deficit	(679,213)	(4,762,270)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 24,886,125	$ 28,553,702

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2016, 2015 and 2014

	RESTATED
	2016	2015	2014

GRANT INCOME AND OTHER	$285,055	$657,377	$264,033

OPERATING EXPENSES:
Research and development	17,445,382	19,191,750	15,266,189
General & administrative	6,486,501	13,855,775	10,665,558

Total operating expenses	23,931,883	33,047,525	25,931,747

OPERATING LOSS	(23,646,828)	(32,390,148)	(25,667,714)

GAIN ON DERIVATIVE INSTRUMENTS	14,013,726	282,616	248,767
LOSS ON DEBT EXTINGUISHMENT	-	(620,457)	-
INTEREST EXPENSE, NET	(1,879,390)	(1,964,221)	(1,933,732)

NET LOSS	(11,512,492)	(34,692,210)	(27,352,679)

ISSUANCE OF ADDITIONAL SHARES DUE TO RESET PROVISIONS	-	-	(1,117,447)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$ (11,512,492)	$ (34,692,210)	$ (28,470,126

NET LOSS PER COMMON SHARE
BASIC	$ (2.37)	$ (10.51)	$ (12.10)
DILUTED	$ (2.37)	$ (10.51)	$ (12.21)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC and DILUTED	4,866,204	3,300,761	2,352,185

 See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
YEARS ENDED SEPTEMBER 30, 2016, 2015 and 2014

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

ORIGINALLY REPORTED BALANCE, OCTOBER 1, 2013	1,237,553	$ 12,376	$ 218,848,282	$(212,160,568)	$6,700,090
ADJUSTMENT				326,827	326,827

RESTATED BALANCE, OCTOBER 1, 2013	1,237,553	12,376	218,848,282	(211,833,741)	7,026,917

Sale of common stock	1,270,220	12,702	28,434,544	-	28,447,246
Issuance of warrants in connection with
sale of common stock	-	-	(7,791,448)	-	(7,791,448)
401(k) contributions paid
in common stock	6,591	66	155,368	-	155,434
Exercise of warrants	106,740	1,067	4,279,251	-	4,280,318
Conversion of warrant liability to equity	-	-	1,308,528	-	1,308,528
Stock issued to nonemployees for service	23,199	232	626,886	-	627,118
Stock issued for patents	348	3	9,996	-	9,999
Modification of options issued to consultants	-	-	76,991	-	76,991
Issuance of restricted stock	628,000	6,280	(6,280)	-	-
Equity based compensation - employees	-	-	3,958,637	-	3,958,637
Equity based compensation - non-employees	-	-	36,752	-	36,752
Net loss - RESTATED	-	-	-	(27,352,679)	(27,352,679)

BALANCE, SEPTEMBER 30, 2014	3,272,651	32,726	249,937,507	(239,186,420)	10,783,813

Sale of common stock	1,178,716	11,787	21,136,591	-	21,148,378
Issuance of warrants in connection with
sale of common stock	-	-	(8,463,957)	-	(8,463,957)
401(k) contributions paid
in common stock	9,727	97	165,549	-	165,646
Stock issued to nonemployees for service	29,599	296	533,680	-	533,976
Modification of warrants and extinguishment loss	-	-	620,457	-	620,457
Forfeiture of unvested restricted stock	(4,000)	(40)	40	-	-
Equity based compensation - employees	4,282	43	5,105,784	-	5,105,827
Equity based compensation - non-employees	-	-	35,800	-	35,800
Net loss - RESTATED	-	-	-	(34,692,210)	(34,692,210)

BALANCE, SEPTEMBER 30, 2015	4,490,975	44,910	269,071,450	(273,878,630)	(4,762,270)

Sale of common stock	1,660,930	16,609	21,357,087	-	21,373,696
Issuance of warrants in connection with
sale of common stock	-	-	(8,722,073)	-	(8,722,073)
401(k) contributions paid
in common stock	16,340	163	161,408	-	161,571
Stock issued to nonemployees for service	49,953	500	689,813	-	690,313
Equity based compensation - employees	16,837	168	2,012,515	-	2,012,683
Equity based compensation - non-employees			79,359	-	79,359
Net loss - RESTATED	-	-	-	(11,512,492)	(11,512,492)

BALANCE, SEPTEMBER 30, 2016	6,235,035	$ 62,350	$ 284,649,559	$ (285,391,122)	$ (679,213)

 See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2016, 2015 and 2014

	RESTATED
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (11,512,492)	$ (34,692,210)	$ (27,352,679)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	663,988	720,494	745,496
Issuance of common stock and options for services – non-employees	751,651	565,915	694,955
Modification of warrants issued to consultants	-	-	76,991
Equity based compensation	2,113,433	5,105,827	3,958,637
Common stock contributed to 401(k) plan	161,571	165,646	155,434
Impairment loss on abandonment of patents	-	-	1,182
Loss on retired equipment	248	313	268
Gain on derivative instruments	(14,013,726)	(282,616)	(248,767)
Loss on debt extinguishment	-	620,457	-
Capitalized lease interest	227,773	249,493	241,829
(Increase)/decrease in assets:
Receivables	(1,960)	(5,394)	(7,557)
Prepaid expenses	15,999	(68,268)	(158,088)
Inventory used for R&D and manufacturing	393,197	50,181	(435,392)
Deposits	145,005	150,000	(200,000)
Increase/(decrease) in liabilities:
Accounts payable	(2,389,931)	3,981,886	(751,971)
Accrued expenses	290,097	(458,633)	433,712
Deferred revenue	(1,639)	48	46
Due to employees	72,397	57,170	(78,376)
Deferred rent liability	1,896	6,358	(3,739)

Net cash used in operating activities	(23,082,493)	(23,833,333)	(22,928,019)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(31,405)	(73,399)	(103,977)
Expenditures for patent costs	(2,819)	(20,132)	(34,887)

Net cash used in investing activities	(34,224)	(93,531)	(138,864)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	21,420,301	21,148,378	28,428,641
Payment on related party loan	(1,104,057)
Proceeds from exercise of warrants	-	-	3,118,387
Payments on obligations under capital lease	(8,213)	(8,452)	(8,137)

Net cash provided by financing activities	20,308,031	21,139,926	31,538,891

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,808,686)	(2,786,938)	8,472,008

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	5,726,682	8,513,620	41,612

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,917,996	$5,726,682	$8,513,620

 See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2016, 2015 and 2014

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	RESTATED
	2016	2015	2014
Receivable due under the litigation funding arrangement offset by the same amount
payable to the legal firm providing the services	$305,341	$-	$-
Research and office equipment included in accounts payable at year end	$-	$(2,345)	$(1,074)
Capitalizable patent costs included in accounts payable at year end.	$-	$(11,685)	$4,474
Patent costs purchased with common stock	$-	$-	$9,999
Lease payments included in accounts payable at year end	$815	$43	$3,477
Fair value of warrant liabilities on the date of issuance reclassed to liabilities	$(8,722,073)	$(8,463,957)	$(5,320,989)
Financing costs included in accounts payable at year end	$46,605	$-	$-
Forfeiture of unvested restricted stock	$-	$1,000	$-
Stock issued under an anti-dilution provision and cashless exercise of warrants	$-	$-	$(16,375)
Prepaid amount under consulting services paid with issuance of common stock	$18,021	$3,861	$31,085

Cash paid for interest expense	$ 1,900,567	$ 1,969,499	$ 1,965,949

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

Deferred Rent – Certain of the Company’s operating leases provide for minimum annual payments that adjust over the life of the lease.  The aggregate minimum annual payments are expensed on a straight-line basis over the minimum lease term. The Company recognizes a deferred rent liability for rent escalations when the amount of straight-line rent exceeds the lease payments, and reduces the deferred rent liability when the lease payments exceed the straight-line rent expense.  For tenant improvement allowances and rent holidays, the Company records a deferred rent liability and amortizes the deferred rent over the lease term as a reduction to rent expense.

Derivative Instruments - The Company has entered into financing arrangements that consist of freestanding derivative instruments that contain embedded derivative features, specifically, the settlement provisions in the warrant agreements preclude the warrants from being treated as equity. The Company accounts for these arrangements in accordance with Accounting Standards Codification (ASC) 815, “Accounting for Derivative Instruments and Hedging Activities”. In accordance with accounting principles generally accepted in the United States (U.S. GAAP), derivative instruments and hybrid instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument. The derivative liabilities are re-measured at fair value at the end of each reporting period as long as they are outstanding.

Grant Income – The Company's grant arrangements are handled on a reimbursement basis. Grant income under the arrangements is recognized when costs are incurred.

Research and Development Costs – Research and development expenditures are expensed as incurred.

Leases – Leases are categorized as either operating or capital leases at inception. Operating lease costs are recognized on a straight-line basis over the term of the lease. An asset and a corresponding liability for the capital lease obligation are established for the cost of capital leases. The capital lease obligation is amortized over the life of the lease. For build-to-suit leases, the Company establishes an asset and liability for the estimated construction costs incurred to the extent that it is involved in the construction of structural improvements or takes construction risk prior to the commencement of the lease. Upon occupancy of facilities under build-to-suit leases, the Company assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If a lease does not meet the criteria to qualify for a sale-leaseback transaction, the established asset and liability remain on the Company's balance sheet.

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

4.          WARRANTS AND NON-EMPLOYEE OPTIONS

The following chart represents the warrants and non-employee options outstanding at September 30, 2016:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrant	Exercise Price	Expiration Date	Refer-ence

Series R	12/6/12	105,000	$ 100,00	12/6/16	1
Series S	10/11/13 -10/24/14	1,037,120	$ 31.25	10/11/18	1
Series U	4/17/14	17,821	$ 43.75	10/17/17	1
Series V	5/28/15	810,127	$ 19.75	5/28/20	1
Series W	10/28/15	688,930	$ 16.75	10/28/20	1
Series X	1/13/16	120,000	$ 9.25	1/13/21	2
Series Y	2/15/16	26,000	$ 12.00	2/15/21	2
Series Z	5/23/16	264,000	$ 13.75	11/23/21	1
Series ZZ	5/23/16	20,000	$ 13.75	5/18/21	1
Series AA	8/26/16	200,000	$ 13.75	2/22/22	1
Series BB	8/26/16	16,000	$ 13.75	8/22/21	1
Series N	8/18/08	113,785	$ 13.18	8/18/17	2
Series P	2/10/12	23,600	$ 112.50	3/6/17	2
Consultants	12/2/11- 7/1/16	25,600	$ 9.25- $87.50	10/27/16- 6/30/19	3

The following chart represents the warrants and non-employee options outstanding at September 30, 2015:

Warrants	Issue Date	Shares Issuable upon Exercise of Warrants	Exercise Price	Expiration Date	Refer-ence

Series N	8/18/08	113,785	$ 13.18	8/18/17	1
Series Q	6/21/12	48,000	$ 125.00	12/22/15	1
Series R	12/6/12	105,000	$ 100.00	12/6/16	1
Series S	10/11/13- 10/24/14	1,037,120	$ 31.25	10/11/18	1
Series U	4/17/14	17,821	$ 43.75	10/17/17	1
Series V	5/28/15	810,127	$ 19.75	5/28/20	1
Series P	2/10/12	23,600	$ 112.50	3/6/17	2
Consultants	10/14/05 – 7/1/15	9,520	$ 16.50 – $500.00	10/14/15 - 6/30/18	3

1.
Warrant Liabilities

The table below presents the warrants accounted for as derivative liabilities at September 30.

	2016	2015
Series S warrants	$3,111,361	$7,363,555
Series U warrants	-	44,551
Series V warrants	1,620,253	6,278,481
Series W warrants	1,799,858	-
Series Z warrants	970,604	-
Series ZZ warrants	70,609	-
Series AA warrants	763,661	-
Series BB warrants	58,588	-

Total derivative liabilities	$8,394,934	$13,686,587

The table below presents the gains and (losses) on the warrant liabilities for the years ended September 30:

Warrant Series	2016	2015	2014
Series A - E	$-	$6,105	$1
Series F and G	-	-	12,667
Series H	-	12,000	24,000
Series N	-	-	(1,404,027)
Series Q	-	12,000	36,000
Series R	-	157,500	131,250
Series S	4,252,193	(1,705,466)	1,098,787
Series T	-	-	276,122
Series U	44,552	75,738	73,967
Series V	4,658,228	1,724,739	-
Series W	3,260,913	-	-
Series Z	997,226	-	-
Series ZZ	75,229	-	-
Series AA	672,246	-	-
Series BB	53,139	-	-

Net gain	$14,013,726	$282,616	$248,767

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

Expired warrants

As of September 30, 2015, all Series A, B, C, E, F, G, H, and Q warrants had expired.

Series R Warrants

On December 4, 2012, the Company sold 140,000 shares of its common stock for $10,500,000, or $75.00 per share, in a registered direct offering. The investors in this offering also received Series R warrants which entitle the investors to purchase up to 105,000 shares of the Company’s common stock. The Series R warrants may be exercised at any time before December 6, 2016 at a price of $100.00 per share. The fair value at issuance of the warrants of $4.2 million was recorded as a warrant liability.

Series S Warrants

On October 11, 2013, the Company closed a public offering of 713,043 units of common stock and warrants at a price of $25.00 per unit for net proceeds of approximately $16.4 million, net of underwriting discounts and commissions and offering expenses of the Company. Each unit consisted of one share of common stock and one Series S warrant to purchase one share of common stock. The Series S warrants were immediately exercisable, expire on October 11, 2018, and have an exercise price of $31.25. In November 2013, the underwriters purchased an additional 105,957 warrants pursuant to the overallotment option, for which the Company received net proceeds of $24,370. The fair value at issuance of the Series S warrants of $6.1 million was recorded as a warrant liability.

On December 24, 2013, the Company closed a public offering of 190,476 units of common stock and warrants at a price of $15.75 per unit for net proceeds of approximately $2.8 million, net of underwriting discounts and commissions and offering expenses of the Company. Each unit consisted of one share of common stock and one Series S warrant to purchase one share of common stock. The underwriters purchased an additional 19,048 units of common stock and warrants pursuant to the overallotment option, for which the Company received net proceeds of approximately $279,000. The fair value at issuance of the Series S warrants of approximately $1.2 million was recorded as a warrant liability. On February 7, 2014, the Series S warrants began trading on the NYSE MKT under the symbol CVM WT.

On October 24, 2014, the Company closed an underwritten public offering of 315,789 shares of common stock and 78,947 Series S warrants to purchase shares of common stock. Additionally, on October 21, 2014, the Company sold 52,800 shares of common stock and 13,200 Series S warrants to purchase shares of common stock in a private offering. The common stock and Series S warrants were sold at a combined per unit price of $19.00 for net proceeds of approximately $6.4 million, net of underwriting discounts and commissions and offering expenses. The fair value at issuance of the Series S warrants of approximately $461,000 was added to the existing Series S warrant liability.

During the years ended September 30, 2016 and 2015, no Series S warrants were exercised. During the year ended September 30, 2014, 83,551 Series S Warrants were exercised, and the Company received proceeds of approximately $2.6 million.

Series T and U Warrants

On April 17, 2014, the Company closed a public offering of 285,129 shares of common stock at a price of $35.00 and 71,282 Series T warrants to purchase one share of common stock for net proceeds of approximately $9.2 million, net of underwriting commissions and offering expenses. The Series T warrants were immediately exercisable and had an exercise price of $39.50. On October 17, 2014, all of the Series T warrants expired. The underwriters received 17,821 Series U warrants to purchase one share of common stock. The Series U warrants were exercisable beginning October 17, 2014, expire on October 17, 2017, and have an exercise price of $43.75. The fair value at issuance of the Series T and U warrants of approximately $470,000 was recorded as a warrant liability.

Series V Warrants

On May 28, 2015, the Company closed an underwritten public offering of 810,127 shares of common stock and 810,127 Series V warrants to purchase shares of common stock. The common stock and Series V warrants were sold at a combined per unit price of $19.75 for net proceeds of approximately $14.7 million, net of underwriting discounts and commissions and offering expenses. The Series V warrants were immediately exercisable at a price of $19.75 and expire on May 28, 2020. The fair value at issuance of the Series V warrants of approximately $8.0 million was recorded as a warrant liability.

Series W Warrants

On October 28, 2015, the Company closed an underwritten public offering of 688,930 shares of common stock and 688,930 Series W warrants to purchase shares of common stock. The common stock and warrants were sold at a combined per unit price of $16.75 for net proceeds of approximately $10.5 million, net of underwriting discounts and commissions and offering expenses. The Series W warrants are immediately exercisable at a price of $16.75 and expire on October 28, 2020. The fair value at issuance of the Series W warrants of approximately $5.1 million was recorded as warrant liability.

Series Z and ZZ Warrants

On May 23, 2016, the Company closed a registered direct offering of 400,000 shares of common stock and 264,000 Series Z warrants to purchase shares of common stock. The common stock and warrants were sold at a combined per unit price of $12.50 for net proceeds of approximately $4.6 million, net of placement agent’s commissions and offering expenses. The Series Z warrants may be exercised at any time on or after November 23, 2016 and on or before November 23, 2021 at a price of $13.75 per share. The Company also issued 20,000 Series ZZ warrants to the placement agent as part of its compensation. The Series ZZ warrants may be exercised at any time on or after November 23, 2016 and on or before May 18, 2021 at a price of $13.75 per share. The fair value of the Series Z and Series ZZ warrants of approximately $2.1 million on the date of issuance was recorded as a warrant liability.

Series AA and BB Warrants

On August 26, 2016, the Company closed a registered direct offering of 400,000 shares of common stock and 200,000 Series AA warrants to purchase shares of common stock. The common stock and warrants were sold at a combined per unit price of $12.50 for proceeds of approximately $4.5 million, net of placement agent’s commissions and offering expenses. The series AA warrants may be exercised at any time after February 22, 2017 and on or before February 22, 2022 at a price of $13.75 per share. The Company also issued 16,000 Series BB warrants to the placement agent as part of its compensation. The Series BB warrants may be exercised at any time on or after February 22, 2017 and on or before August 22, 2021 at a price of $13.75 per share. The fair value of the Series AA and Series BB warrants of approximately $1.5 million on the date of issuance was recorded as a warrant liability.

2.
Equity Warrants

Series X Warrants

In January 2016, the Company sold 120,000 shares of its common stock and 120,000 Series X warrants to the de Clara Trust for approximately $1.1 million. The de Clara Trust is controlled by Geert Kersten, the Company's Chief Executive Officer and a director. Each Series X warrant allows the de Clara Trust to purchase one share of the Company's common stock at a price of $9.25 per share at any time on or before January 13, 2021. The Series X warrants qualify for equity treatment in accordance with ASC 815. The relative fair value of the warrants was calculated to be approximately $417,000.

Series Y Warrants

On February 15, 2016, the Company sold 52,000 shares of its common stock and 26,000 Series Y warrants to a private investor for $624,000. Each Series Y warrant allows the holder to purchase one share of the Company's common stock at a price of $12.00 per share at any time on or before February 15, 2021. The Series Y warrants qualify for equity treatment in accordance with ASC 815. The relative fair value on the date of issuance of the warrants was calculated to be approximately $144,000.

Series N Warrants

Series N warrants were previously issued in connection with a financing. On October 11, 2013 and December 24, 2013, in connection with public offerings of common stock on those dates, the Company reset the exercise price of the 20,751 outstanding Series N warrants from $75.00 to $13.18 and issued the Series N warrant holders 97,306 additional warrants exercisable at $13.18, as required by the warrant agreements. In January 2014, the Company offered the investors the option to extend the Series N warrants by one year and allow for cashless exercise in exchange for cancelling the reset provision in the warrant agreement. One investor, holding 113,785 Series N warrants accepted this offer. Accordingly, these warrants are no longer considered a derivative liability due to the cancelation of the reset provision. The fair value of the warrants on that date totaled approximately $1.3 million and was reclassified from derivative liabilities to additional paid-in capital. On March 21, 2014, the other investor exercised 4,272 Series N warrants. The Company received cash proceeds of approximately $7,000 for 563 of the warrants exercised. The remaining 3,709 warrants were exercised in a cashless exercise. The fair value of the warrants on the date of exercise was $137,000 and was reclassified from derivative liabilities to additional paid-in capital.

On October 28, 2014, the outstanding 113,785 Series N Warrants were transferred to the de Clara Trust, of which the Company’s CEO, Geert Kersten, is the trustee and a beneficiary. On June 29, 2015, the Company extended the expiration date of the Series N warrants to August 18, 2017. The incremental cost of this modification was approximately $475,000. The modification was concurrent with the extinguishment and reissuance of a note payable also held in the de Clara Trust, and was recorded as a loss on debt extinguishment.

As of September 30, 2016, the remaining 113,785 Series N warrants entitle the holder to purchase one share of the Company's common stock at a price of $13.18 per share at any time prior to August 18, 2017. On September 30, 2016 and 2015, no derivative liability was recorded because the warrants no longer were considered a liability for accounting purposes.

Series L and Series M Warrants

Series L and Series M warrants were previously issued in connection with a financing. In April 2014, 1,000 Series L warrants, with an exercise price of $187.50, expired. In April 2015, the remaining 2,800 of the Series L warrants, which had been repriced to $62.50 in April 2013, expired.

In October 2013, the Company reduced the exercise prices of the Series M warrants from $85.00 to $25.00 in exchange for a reduction in the number of warrants from 24,000 to 20,000. The additional cost of $76,991 was recorded as non-employee stock expense. In March 2014, 20,000 Series M warrants were exercised at a price of $25.00, and the Company received proceeds of $500,000.

Series P Warrants

On February 10, 2012, the Company issued 23,600 Series P warrants to purchase up to 23,600 shares of the Company’s common stock at a price of $112.50 per share as an inducement for the exercise of previously issued warrants. The Series P warrants are exercisable at any time prior to March 6, 2017.

3.
Options and Shares Issued to Consultants

The Company typically enters into consulting arrangements in exchange for common stock or stock options. During the years ended September 30, 2016 and 2015, the Company issued 49,953 and 29,599 shares of common stock, respectively, to consultants, of which 31,360 and 7,200, respectively, were restricted shares. Under these arrangements, the common stock was issued with stock prices ranging between $9.25 and $27.75 per share.

Additionally, during the years ended September 30, 2016 and 2015, the Company issued to consultants 16,400 and 3,600 options, respectively, to purchase common stock with exercise prices ranging from $9.25 to $25.50 per share and fair values ranging from $3.00 to $12.50 per share. The aggregate values of the issuances of restricted common stock and common stock options are recorded as prepaid expenses and are charged to general and administrative expenses over the periods of service.

During the years ended September 30, 2016 and 2015, the Company recorded total expense of approximately $752,000 and $566,000, respectively, relating to these consulting agreements. At September 30, 2016 and 2015, approximately $48,000 and $30,000, respectively, are included in prepaid expenses. As of September 30, 2016, 25,600 options issued to consultants as payment for services remained outstanding, 17,600 of which are fully vested, and all of which were issued from the Non-Qualified Stock Option plans.

5.
PLANT, PROPERTY AND EQUIPMENT

Plant, property and equipment consisted of the following at September 30:

	2016	2015
Manufacturing building	$ 21,183,756	$ 21,183,756
Research equipment	3,158,633	3,268,757
Furniture and equipment	133,499	141,347
Leasehold improvements	131,910	131,910
	24,607,798	24,725,770

Accumulated depreciation and amortization	(7,256,962)	(6,779,939)

Net plant, property and equipment	$ 17,350,836	$ 17,945,831

The Company is not the legal owner of the manufacturing building, but is deemed to be the owner for accounting purposes based on the accounting guidance for build-to-suit leases. See Note 10, Commitments and Contingencies – Lease Obligations for additional information. As of September 30, 2016 and 2015, accumulated depreciation on the manufacturing building is approximately $4.1 million and $3.5 million, respectively. Depreciation expense for the years ended September 30, 2016, 2015 and 2014 totaled approximately $626,000, $680,000 and $703,000, respectively. Depreciation expense includes depreciation on the leased manufacturing building of approximately $514,000, which is included in research and development costs on the Statement of Operations. One asset is recorded under capital lease with a net book value of $0 and approximately $8,000 on September 30, 2016 and 2015, respectively. Amortization of the capital lease asset is included in general and administrative expenses on the Statements of Operations.

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
$257,000

7.
INCOME TAXES

At September 30, 2016 and 2015, the Company had federal net operating loss carryforwards of approximately $170.8 million and $156.8 million, respectively. The NOLs begin to expire during the fiscal year ending September 30, 2019 and become fully expired by the end of the fiscal year ended 2036. In addition, the Company has a general business credit as a result of the credit for increasing research activities (“R&D credit”) of approximately $1.2 million at September 30, 2016 and 2015. The R&D credit begins to expire during the fiscal year ending September 30, 2020 and is fully expired during the fiscal year ended 2029. Deferred taxes consisted of the following at September 30:

	2016	2015

Net operating loss carryforwards	$64,366,000	$61,363,000

R&D credit	1,221,000	1,221,000
Stock-based compensation	6,379,000	5,855,000
Capitalized R&D	18,508,000	15,082,000
Vacation and other	179,000	114,000
Loan modification	-	57,000

Total deferred tax assets	90,653 ,000	83,692,000
Fixed assets and intangibles	(49,000)	(86,000)
Total deferred tax liabilities	(49,000)	(86,000)
Valuation allowance	(90,604,000)	(83,606,000)
Net deferred tax asset	$-	$-

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

The Company has no federal or state current or deferred tax expense or benefit. The Company’s effective tax rate differs from the applicable federal statutory tax rate. The reconciliation of these rates is as follows at September 30:

	2016	2015	2014

Federal Rate	34.00%	34.00%	34.00%
State tax rate, net of federal benefit	3.92	5.12	5.15
State tax rate change	(22.00)	(0.15)	0.93
Other adjustments	(0.03)	(0.21)	0.00
Adjustment to deferreds	0.00	0.00	19.13
Permanent differences (1)	44.90	(0.71)	(0.43)
Change in valuation allowance	(60.79)	(38.05)	(58.78)
Effective tax rate	0.00%	0.00%	0.00%

(1) The 2016 amount is for the most part due to the approximate $14 million gain on derivative instruments from the change in fair value of the Company’s warrant liabilities during the period.

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

Stock Compensation is included in general and administrative expenses. During the years ended September 30, 2016, 2015 and 2014, non-employee stock compensation excluded approximately $48,000, $30,000 and $26,000, respectively, for future services to be performed (Note 12).

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

Non-Qualified Stock Option Plans--At September 30, 2016, the Company has collectively authorized the issuance of 387,200 shares of common stock under its Non-Qualified Stock Option Plans. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options are to be determined by the Company’s Compensation Committee, which administers the plans. The Company’s employees, directors, officers, and consultants or advisors are eligible to be granted options under the Non-Qualified Stock Option Plans.

Incentive Stock Option Plans--At September 30, 2016, the Company had collectively authorized the issuance of 138,400 shares of common stock under its Incentive Stock Option Plans. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options were determined by the Company’s Compensation Committee, which administers the plans. Only the Company’s employees are eligible to be granted options under the Incentive Stock Option Plans.

Activity in the Company’s Non-Qualified and Incentive Stock Option Plans for the two years ended September 30, 2016 is summarized as follows:

Non-Qualified and Incentive Stock Option Plans

	Outstanding				Exercisable
			Weighted				Weighted
			Ave				Ave
	Number of	Weighted Average	Remaining Contractual	Aggregate Intrinsic	Number of	Weighted Average	Remaining Contractual	Aggregate Intrinsic
	Shares	Exercise Price	Term (Years)	Value	Shares	Exercise Price	Term (Years)	Value
Outstanding at October 1, 2014	273,246	$ 74.50	6.55	$3,600	137,755	$ 85.00	5.49	$3,600

Vested					46,134	$ 62.00
Granted (a)	35,748	$ 16.50
Exercised
Forfeited	4,667	$ 46.75
Expired	2,820	$ 103.75			2,820	$ 103.75
Cancelled

Outstanding at September 30, 2015	301,507	$ 67.75	5.98	$50	181,070	$ 78.75	5.01	$0
Vested					56,069	$ 31.75
Granted (b)	48,544	$ 12.00
Exercised
Forfeited	2,240	$ 21.50
Expired	4,240	$ 145.00			4,240	$ 145.00
Cancelled

Outstanding at September 30, 2016	343,571	$ 59.25	5.35	$0	232,898	$ 66.25	4.76	$0

(a)
Includes 90,000 stock options granted to consultants
(b)
Includes 410,000 stock options granted to consultants

A summary of the status of the Company’s non-vested options for the two years ended September 30, 2016 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value

Unvested at October 1, 2014	135,491	$ 53.75
Vested	(46,134)
Granted	35,748
Forfeited	(4,667)
Unvested at September 30, 2015	120,438	$ 43.00
Vested	(56,069)
Granted	48,544
Forfeited	(2,240)
Unvested at September 30, 2016	110,673	$ 37.00

Incentive Stock Bonus Plan-- On July 22, 2014 the Company's shareholders approved the 2014 Incentive Stock Bonus Plan, authorizing the issuance of up to 640,000 shares in the Company’s Incentive Stock Bonus Plan. The shares will only be earned upon the achievement of certain milestones leading to the commercialization of the Company’s Multikine technology, or specified increases in the market price of the Company’s stock. If the performance or market criteria are not met as specified in the Incentive Stock Bonus Plan, all or a portion of the awarded shares will be forfeited. The fair value of the shares on the grant date was calculated using the market value on the grant-date for issuances where the attainment of performance criteria is likely and using a Monte Carlo simulation for issuances where the attainment of performance criteria is uncertain. The grant date fair value of shares issued that remain outstanding as of September 30, 2016 is approximately $8.6 million. The total value of the shares, if earned, is being expensed over the requisite service periods for each milestone, provided the requisite service periods are rendered, regardless of whether the market conditions are met. No compensation cost is recognized for awards where the requisite service period is not rendered. During the years ended September 30, 2016 and 2015, the Company recorded expense relating to the issuance of restricted stock pursuant to the plan of approximately $634,000 and $3.4 million, respectively. At September 30, 2016, the Company has unrecognized compensation expense of approximately $3.1 million which is expected to be recognized over a weighted average period of 5.03 years.

A summary of the status of the Company’s restricted stock units issued from the Incentive Stock Bonus Plan for the two years in the period ended September 30, 2016 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at October 1, 2014	628,000	$13.75
Vested	(20,000)
Granted	-
Forfeited	(4,000)
Unvested at September 30, 2015	604,000	$13.75
Vested	-
Unvested at September 30, 2016	604,000	$13.75

Stock Bonus Plans -- At September 30, 2016, the Company was authorized to issue up to 223,760 shares of common stock under its Stock Bonus Plans. All employees, directors, officers, consultants, and advisors are eligible to be granted shares. During the year ended September 30, 2016, 16,340 shares were issued to the Company’s 401(k) plan for a cost of approximately $162,000. During the year ended September 30, 2015, 9,727 shares were issued to the Company’s 401(k) plan for a cost of approximately $166,000. During the year ended September 30, 2014, 6,591 shares were issued to the Company’s 401(k) plan for a cost of approximately $155,000. As of September 30, 2016, the Company has issued a total of 126,448 shares of common stock from the Stock Bonus Plans.

Stock Compensation Plans-- At September 30, 2016, 134,000 shares were authorized for use in the Company’s stock compensation plans. During the years ended September 30, 2016, 2015 and 2014, 18,593, 8,733 and 16,399 shares, respectively, were issued from the Stock Compensation Plans to consultants for payment of services at a cost of approximately $234,000, $147,000 and $439,000, respectively. During the year ended September 30, 2016 and 2015, 3,837 and 4,282 shares, respectively, were issued to employees from the Stock Compensation Plans as part of their compensation at a cost of approximately $45,000 and $58,000, respectively. No shares were issued to employees from the Stock Compensation Plans during the year ended September 30, 2014. As of September 30, 2016, the Company has issued 79,391 shares of common stock from the Stock Compensation Plans.

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

Lease Agreements

The Company leases a manufacturing facility near Baltimore, Maryland under an operating lease (the San Tomas lease). The building was remodeled in accordance with the Company’s specifications so that it can be used by the Company to manufacture Multikine for the Company’s Phase 3 clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and requires annual base rent to escalate each year at 3%. The Company is required to pay all real estate and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The Company contributed approximately $9.3 million towards the tenant-directed improvements, of which $3.2 million is being refunded during years six through twenty through reduced rental payments. The landlord paid approximately $11.9 million towards the purchase of the building, land and the tenant-directed improvements. The Company placed the building in service in October 2008.

The leased building is being depreciated using a straight line method of the 20 year lease term to a residual value. The landlord liability is being amortized over the 20 years using the effective interest method.

Lease payments allocated to the landlord liability are accounted for as debt service payments on that liability using the finance method of accounting per ASC 840-40-55.

The Company was required to deposit the equivalent of one year of base rent in accordance with the San Tomas lease. When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company. The approximate $1.7 million deposit is included in non-current assets on September 30, 2016 and 2015.

Future minimum lease payments under the San Tomas lease as of September 30, 2016 are as follows:

Years ending September 30,
2017	$ 1,687,000
2018	1,747,000
2019	1,808,000
2020	1,872,000
2021	1,937,000
Thereafter	15,762,000
Total future minimum lease obligation	24,813,000
Less imputed interest on financing obligation	(11,802,000)
Net present value of lease financing obligation	$ 13,011,000

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

Approximate future minimum annual lease payments due under non-cancelable operating leases, excluding the San Thomas, lease for the years ending after September 30, 2016 are as follows:

2017	$ 243,000
2018	251,000
2019	258,000
2020	238,000
2021	163,000
Thereafter	69,000
Total minimum lease payments:	$ 1,222,000

Rent expense, for the years ended September 30, 2016, 2015 and 2014, excluding the rent paid on the San Tomas lease was approximately $300,000. The Company’s three leases expire between June 2020 and October 2028.

Vendor Obligations

Further, the Company has contingent obligations with other vendors for work that will be completed in relation to the Phase 3 trial. The timing of these obligations cannot be determined at this time. The total remaining cash cost of the Phase 3 clinical trial, excluding any costs that will be paid by CEL-SCI's partners, would be approximately $12.1 million after September 30, 2016. This is based on the executed contract costs with the CROs only and does not include other related costs, e.g. the manufacturing of the drug. The Company has filed an amendment to the original Phase 3 protocol for it head and neck cancer study with the FDA to allow for this expansion in patient enrollment. Should the FDA allow the amended protocol filed with them to proceed, the remaining cost of the Phase 3 clinical trial will be higher.

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

Prior to the repayment, on June 29, 2015, the Company had extended the maturity date of the note to July 6, 2017, lowered the interest rate from 15% to 9% and changed the conversion price from $100.00 to $14.75, the closing stock price on the previous trading day. The Company determined these modifications to be substantive and accounted for the modification as an extinguishment of the pre-modification note and issuance of the post-modification note. The Company recorded an extinguishment loss and a premium on the note payable of approximately $166,000, which was credited to additional paid in capital. Concurrently, the Company extended the expiration date of the Series N warrants to August 18, 2017. The incremental cost of this modification was approximately $475,000 and was included in debt extinguishment loss on the note, for a total loss of approximately $620,000 during the year ended September 30, 2015.

During the years ended September 30, 2016, 2015 and 2014, the Company paid approximately $43,000, $146,000 and $179,000, respectively, in interest expense to Mr. de Clara.

12.        STOCKHOLDERS’ EQUITY

During the years ended September 30, 2016 and 2015, no warrants were exercised. During the year ended September 30, 2014, 107,822 Series M, N and S warrants were exercised. The Company issued 106,740 shares of common stock and received approximately $3.1 million from the exercise of these warrants since 3,709 Series N warrants were exercised in a cashless exercise.

On October 11, 2013, the Company closed a public offering of units of common stock and Series S warrants at a price of $25.00 per unit for net proceeds of $16.4 million, net of underwriting discounts and commissions. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock. The warrants were immediately exercisable and expire on October 11, 2018, and have an exercise price of $31.25. In November 2013, the underwriters purchased an additional 105,957 warrants pursuant to the overallotment option, for which the Company received net proceeds of approximately $24,000.

On December 24, 2013, the Company closed a public offering of units of common stock and Series S warrants at a price of $15.75 per unit for net proceeds of approximately $2.8 million, net of underwriting discounts and commissions. Each unit consisted of one share of common stock and a warrant to purchase one share of common stock. The warrants are immediately exercisable and expire on October 11, 2018, and have an exercise price of $31.25. The underwriters exercised the option for the full 10% overallotment, for which the Company received net proceeds of approximately $279,000.

The October and December 2013 financings triggered the reset provision from the August 2008 financing which resulted in the issuance of an additional 62,523 shares of common stock. The cost of additional shares issued was approximately $1.1 million. This cost was recorded as a deemed a dividend.

On October 24, 2014, the Company closed an underwritten public offering of 315,789 shares of common stock and 78,947 Series S warrants to purchase shares of common stock. Additionally, in a related private offering on October 21, 2014, the Company sold 52,800 shares of common stock and 13,200 Series S warrants to purchase shares of common stock. The common stock and Series S warrants were sold at a combined price of $19.00 for net proceeds of approximately $6.4 million, net of offering expenses. The Series S warrants trade of the NYSE MKT under the symbol CVM WT.

On April 17, 2014, the Company closed a public offering of units consisting of 285,129 shares of common stock and Series T warrants to purchase an aggregate of 71,282 shares of common stock. The units were sold at a price of $35.00 per unit. The Company received net proceeds of approximately $9.1 million after deducting the underwriting commissions and offering expenses. The common stock and warrants separated immediately. The Series T warrants, with an exercise price of $39.50 per share, expired on October 17, 2014. The underwriters in the offering received 17,821 Series U warrants to purchase one share of common stock. The Series U warrants expire on October 17, 2017, and have an exercise price of $43.75.

On May 28, 2015, the Company closed an underwritten public offering of 810,127 shares of common stock and 810,127 Series V warrants to purchase shares of common stock. The common stock and Series V warrants were sold at a combined per unit price of $19.75 for net proceeds of approximately $14.7 million, net of underwriting discounts and commissions and offering expenses. The Series V warrants are immediately exercisable at a price of $19.75 and expire on May 28, 2020.

On October 28, 2015, the Company closed an underwritten public offering of 688,930 shares of common stock and 688,930 Series W warrants to purchase shares of common stock. The common stock and warrants were sold at a combined price of $16.75 for net proceeds of approximately $10.5 million, net of underwriting commissions and offering expenses. The warrants were immediately exercisable, expire October 28, 2020 and have an exercise price of $16.75.

On May 23, 2016, the Company closed a registered direct offering of 400,000 shares of common stock and 264,000 Series Z warrants to purchase shares of common stock. The common stock and warrants were sold at a combined per unit price of $12.50 for net proceeds of approximately $4.6 million, net of placement agent’s commissions and offering expenses. The Series Z warrants may be exercised at any time on or after November 23, 2016 and on or before November 23, 2021 at a price of $13.75 per share. The Company also issued 20,000 Series ZZ warrants to the placement agent as part of its compensation. The Series ZZ warrants may be exercised at any time on or after November 23, 2016 and on or before May 18, 2021 at a price of $13.75 per share.

On August 26, 2016, the Company closed a registered direct offering of 400,000 shares of common stock and Series AA warrants to purchase up to 200,000 shares of common stock. Each share of common stock was sold together with a Series AA warrant to purchase one-half of a share of common stock for the combined purchase price of $12.50. Each warrant can be exercised at any time after February 22, 2017 and on or before February 22, 2022 at a price of $13.75 per share. The Company also issued 16,000 Series BB warrants to the placement agent as part of its compensation. The Series BB warrants may be exercised at any time on or after February 22, 2017 and on or before August 22, 2021 at a price of $13.75 per share. The Company received proceeds from the sale of Series AA and Series BB shares and warrants of approximately $4.5 million, net of placement agent’s commissions and offering expenses

13.        FAIR VALUE MEASUREMENTS

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations:

	2016	2015	2014
Net loss available to common shareholders – Restated (1)	$ (11,512,492)	$ (34,692,210)	$ (28,470,126)
Less: Gain on derivative instruments	-	-	(248,767)
Net loss available to common shareholders – diluted (restated)	$ (11,512,492)	$ (34,692,210)	$ (28,718,893)

Weighted average number of shares - basic and diluted	4,866,204	3,300,761	2,352,185

Loss per share – basic (restated)	$ (2.37)	$ (10.51)	$ (12.10)
Loss per share – diluted (restated)	$ (2.37)	$ (10.51)	$ (12.21)
(1) See Note 17 Restatement

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

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net loss per share excludes the following dilutive securities because their inclusion would have been anti-dilutive as of September 30:

	2016	2015	2014

Options and Warrants	3,675,281	2,336,842	1,599,788
Convertible Debt	-	74,851	11,041
Unvested Restricted Stock	604,000	604,000	628,000
Total	4,279,281	3,015,693	2,238,829

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

16.        QUARTERLY INFORMATION (UNAUDITED)

The following quarterly data are derived from the Company’s restated statement of operations. See Note 17 for information concerning the Restatement of the Company’s financial statements.

Financial Data

Fiscal 2016 (restated)

	Three months ended December 31, 2015	Three months ended March 31, 2016	Three months ended June 30, 2016	Three months ended September 30, 2016	Year ended September 30, 2016
Grant and other income	$20,976	$32,775	$129,975	$101,329	$285,055
Operating expenses	5,327,509	5,829,779	6,036,123	6,738,472	23,931,883
Non-operating (expenses) income, net	(483,693)	(464,796)	(464,202)	(466,699)	(1,879,390)
Gain (loss) on derivatives	8,122,960	(2,593,730)	2,508,744	5,975,752	14,013,726
Net income (loss) available to common shareholders	$2,332,734	$(8,855,530)	$(3,861,606)	$(1,128,090)	$(11,512,492)
EPS (LPS) - basic and diluted	$0.53	$(1.87)	$(0.78)	$(0.21)	$(2.37)
Weighted average shares:
Basic	4,390,740	4,736,809	4,965,300	5,371,635	4,866,204
Diluted	4,465,591	4,736,809	4,965,300	5,371,635	4,866,204

Fiscal 2015 (restated)

	Three months ended December 31, 2014	Three months ended March 31, 2015	Three months ended June 30, 2015	Three months ended September 30, 2015	Year ended September 30, 2015
Grant and other income	$136,838	$197,620	$389,223	$(66,304)	$657,377
Operating expenses	9,655,979	7,480,363	8,114,099	7,797,084	33,047,525
Non-operating (expenses) income, net	(490,812)	(494,156)	(497,040)	(482,213)	(1,964,221)
Gain (loss) on derivatives	2,162,970	(4,782,796)	4,428,780	(1,526,338)	282,616
Loss on debt extinguishment	-	-	(620,457)	-	(620,457)
Net loss available to common shareholders	$ (7,846,983)	$ (12,559,695)	$ (4,413,593)	$ (9,871,939)	$ (34,692,210)
LPS - basic	$ (2.68)	$ (4.14)	$ (1.32)	$ (2.54)	$ (10.51)
LPS - diluted	$ (3.42)	$ (4.14)	$ (1.62)	$ (2.54)	$ (10.51)
Weighted average shares:
Basic	2,930,431	3,033,915	3,351,852	3,881,600	3,300,761
Diluted	2,930,431	3,033,915	3,405,364	3,881,600	3,300,761

The Company has experienced large swings in its quarterly gains and losses caused by the changes in the fair value of warrants each quarter. The results of the restatement did not impact loss per share for any of the periods presented except for the effects of the 1:25 reverse stock split.

17.          RESTATEMENT

The Company has restated its previously issued 2016, 2015 and 2014 financial statements to correct an error in the way it accounted for a lease entered into in October 2008. In October 2008, the Company entered into a lease arrangement whereby the Company leased a building owned by a third party, but to which the owner made tenant-directed improvements. Upon commencement of the lease, the Company accounted for the arrangement as an operating lease under ASC 840, Accounting for Leases, whereby the total minimum lease payment obligations under the leases were recognized as monthly rent expense on a straight-line basis over the term of the lease. The cost of the tenant improvements incurred were capitalized as deferred rent and amortized over the 20-year lease term.

However, in November 2017, the Company discovered an error in the way it accounted for the lease for the building since it was determined that, as the terms of the original lease required the Company to be responsible for possible cost overruns, (but of which there were none), the Company was deemed to be the owner of the leased building for accounting purposes only under ASC 840-40-55. In addition to the costs it incurred and capitalized for the tenant improvements, the Company should have reflected an asset on its balance sheet for the costs paid by the lessor to purchase and improve the building, as well as a corresponding liability. Upon completion of the improvements, the Company did not meet the “sale-leaseback” criteria under ASC 840-40-25, Accounting for Leases, Sale-Leaseback Transactions due to the Company’s significant continuing involvement with the facility which is considered to be other than a normal leaseback as defined in ASC 840-40-25 and therefore should have treated the lease as a financing obligation and the asset and corresponding liability should not be derecognized.

The correction to the historical financial statements to apply ASC 840-40-25 do not affect the total cash payments the Company has made or is obligated to make under the lease agreement, nor does it change the total expense to be recognized over the lease term. However, the timing and nature of expense is different under this treatment as compared to operating lease treatment. Specifically, the Company should have recognized depreciation, expense on the building it is deemed to own and interest expense on the associated lease financing obligation, instead of rental expense.

Accordingly, the historical financial statements in this report have been restated. The accompanying financial statements for the three years in the period ended September 30, 2016 have been restated to reflect the correction of the error for the lease accounting. Accumulated deficit at October 1, 2013, was reduced by $326,827.

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

The following is a summary of the restatements for 2016:

	9/30/2016
	PREVIOUSLY REPORTED	ADJUSTMENT	RESTATED

Total current assets	$ 5,887,646	$ (429,821)	$ 5,457,825
Other assets	5,710,601	13,717,699	19,428,300
Total assets	11,598,247	13,287,878	24,886,125
Total liabilities	12,554,315	13,011,023	25,565,338

Stockholders' deficit, September 30, 2016	(956,068)	276,855	(679,213)

	9/30/2015
Balance Sheet	PREVIOUSLY REPORTED	ADJUSTMENT	RESTATED

Total current assets	$ 8,833,183	$ (487,793)	$ 8,345,390
Other assets	6,614,420	13,593,892	20,208,312
Total assets	15,447,603	13,106,099	28,553,702
Total liabilities	20,532,722	12,783,250	33,315,972

Stockholders' deficit, September 30, 2015	(5,085,119)	322,855	(4,762,270)

	YEAR ENDED 9/30/2016
	PREVIOUSLY REPORTED	ADJUSTMENT	RESTATED

Research and development expenses	$ 19,351,779	$ (1,906,397)	$ 17,445,382
Total operating expenses	25,838,280	(1,906,397)	23,931,883
Operating loss	(25,553,225)	1,906,397	(23,646,828)
Interest income (expense), net	73,001	(1,952,391)	(1,879,390)
Net loss	(11,466,498)	(45,994)	(11,512,492)

Net loss per common share, basic and diluted	$ (2.36)		$ (2.37)

	YEAR ENDED 9/30/2015
	PREVIOUSLY REPORTED	ADJUSTMENT	RESTATED

Research and development expenses	$ 21,098,147	$ (1,906,397)	$ 19,191,750
Total operating expenses	34,953,922	(1,906,397)	33,047,525
Operating loss	(34,296,545)	1,906,397	(32,390,148)
Interest income (expense), net	(40,260)	(1,923,961)	(1,964,221)
Net loss	(34,674,646)	(17,564)	(34,692,210)

Net loss per common share, basic and diluted	$ (10.51)		$ (10.51)

	YEAR ENDED 9/30/2014
	PREVIOUSLY REPORTED	ADJUSTMENT	RESTATED

Research and development expenses	$ 17,172,587	$ (1,906,398)	$ 15,266,189
Total operating expenses	27,838,145	(1,906,398)	25,931,747
Operating loss	(27,574,112)	1,906,398	(25,667,714)
Interest income (expense), net	(40,920)	(1,892,812)	(1,933,732)
Net loss	(27,366,265)	13,586	(27,352,679)

Net loss per common share, basic	$ (12.11)		$ (12.10)
Net loss per common share, diluted	$ (12.22)		$ (12.21)

	Accumulated	Total Stockholders'
	Deficit	Equity (Deficit)

PREVIOUSLY REPORTED, OCTOBER 1, 2013	$ (212,160,568)	$ 6,700,090
ADJUSTMENT	326,827	326,827
RESTATED BALANCE, OCTOBER 1, 2013	(211,833,741)	7,026,917

2014 equity transactions - unchanged	-	31,109,575
Net loss – RESTATED	(27,352,679)	(27,352,679)
BALANCE, SEPTEMBER 30, 2014	(239,186,420)	10,783,813

2015 equity transactions - unchanged	-	19,146,127
Net loss - RESTATED	(34,692,210)	(34,692,210)
BALANCE, SEPTEMBER 30, 2015	(273,878,630)	(4,762,270)

2016 equity transactions - unchanged	-	15,595,549
Net loss - RESTATED	(11,512,492)	(11,512,492)
BALANCE, SEPTEMBER 30, 2016	$ (285,391,122)	$ (679,213)

18.        SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has reviewed subsequent events through the date of the filing.

On December 8, 2016, the Company sold 1,360,960 shares of common stock and warrants to purchase common stock at a price of $3.13 in a public offering. The warrants consist of 68,480 Series CC warrants to purchase 680,480 shares of common stock, 1,360,960 Series DD warrants to purchase 1,360,960 shares of common stock and 1,360,960 Series EE warrants to purchase 1,360,960 shares of common stock. The Series CC warrants are immediately exercisable, expire in five-years and have an exercise price of $5.00 per share. The Series DD warrants are immediately exercisable, expire in six-months and have an exercise price of $4.50 per share. The Series EE warrants are immediately exercisable, expire in nine-months and have an exercise price of $4.50 per share. In addition, the Company issued 68,048 Series FF warrants to purchase 68,048 shares of common stock to the placement agent. The FF warrants are exercisable at any time on or after June 8, 2017 and expire on December 1, 2021 and have an exercise price $3.91. The net proceeds to CEL-SCI from this offering was approximately $3.8 million, excluding any future proceeds that may be received from the exercise of the warrants.

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

SIGNATURES

In accordance with Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 11th day of December 2017.

CEL-SCI CORPORATION

By:	/s/ Geert R. Kersten
Geert R. Kersten, Chief Executive Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geert R. Kersten	Chief Executive, Principal
Geert R. Kersten	Accounting, Principal Financial
	Officer and a Director	December 11, 2017

/s/Peter R. Young	Director	December 11, 2017
Dr. Peter R. Young

/s/ Bruno Baillavoine	Director	December 11, 2017