Form 10-Q/A
period 2016-12-31
CEL SCI CORP
filed 2017-12-11
CIK 725363

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
Yes ☒                                                                           No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes ☐                                                                 No ☒

Class of Stock	No. Shares Outstanding	Date
Common	7,638,618	February 3, 2017

EXPLANATORY NOTE

In October 2008, the Company entered into an agreement whereby the Company leased a building owned by a third party. The Company accounted for the arrangement as an operating lease under ASC 840, Accounting for Leases.

In November 2017, the Company determined that the lease should have been treated as a financing obligation rather than an operating lease.

Accordingly, this amended 10-Q is filed to correct the manner in which the Company accounted for the lease. See Note I. Restatement, to the accompanying financial statements, for further information.

In addition, per share data, including earnings per share amounts, in this amended 10-Q have been adjusted to reflect a 1 for 25 reverse stock split which became effective on the NYSE American on June 15, 2017.

As a result of the error described above, management has concluded that the Company’s internal control over financial reporting and its disclosure controls and procedures were not effective as of the end of this reporting period. The effects of the material weaknesses are discussed in more detail in Item 4, Controls and Procedures.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	RESTATED
	DECEMBER 31,	SEPTEMBER 30,
ASSETS	2016	2016

CURRENT ASSETS:
Cash and cash equivalents	$2,386,673	$2,917,996
Receivables	4,128	394,515
Prepaid expenses	866,987	981,677
Deposits - current portion	154,995	154,995
Inventory used for R&D and manufacturing	694,504	1,008,642

Total current assets	4,107,287	5,457,825

PROPERTY AND EQUIPMENT, net	17,225,860	17,350,836
PATENT COSTS, net	247,267	256,547
DEPOSITS	1,670,917	1,820,917

TOTAL ASSETS	$ 23,251,331	$ 24,886,125

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$2,741,353	$3,091,512
Accrued expenses	319,476	378,672
Due to employees	476,413	538,278
Derivative instruments, current portion	249,157	-
Other current liabilities	7,203	3,310

Total current liabilities	3,793,602	4,011,772

Derivative instruments - net of current portion	1,533,549	8,394,934
Lease liability	13,062,236	13,011,023
Deferred revenue	125,000	125,000
Other Liabilities	42,447	22,609

Total liabilities	18,556,834	25,565,338

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value-200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized;
7,633,803 and 6,235,035 shares issued and outstanding
at December 31, 2016 and September 30, 2016, respectively	76,338	62,350
Additional paid-in capital	286,488,128	284,649,559
Accumulated deficit	(281,869,969)	(285,391,122)

Total stockholders' equity (deficit)	4,694,497	(679,213)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$ 23,251,331	$ 24,886,125

See notes to condensed financial statements

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2016 and 2015
(UNAUDITED)

	RESTATED
	2016	2015

GRANT INCOME AND OTHER	$17,258	$20,976

OPERATING EXPENSES:
Research and development	3,548,257	4,692,908
General & administrative	1,407,009	634,601

Total operating expenses	4,955,266	5,327,509

OPERATING LOSS	(4,938,008)	(5,306,533)

GAIN ON DERIVATIVE INSTRUMENTS	8,928,312	8,122,960

INTEREST EXPENSE, NET	(469,151)	(483,693)

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$ 3,521,153	$ 2,332,734

NET INCOME PER COMMON SHARE
BASIC	$ 0.59	$ 0.53
DILUTED	$ 0.32	$ 0.53

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC	5,994,431	4,390,740
DILUTED	6,084,708	4,465,591

See notes to condensed financial statements

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2016 and 2015
(UNAUDITED)

	RESTATED
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 3,521,153	$ 2,332,734
Adjustments to reconcile net income to
net cash used in operating activities:
Depreciation and amortization	159,173	170,177
Issuance of common stock and options for services	78,553	329,195
Equity based compensation	312,375	427,910
Common stock contributed to 401(k) plan	38,372	40,995
Loss on retired equipment	1,187	115
Gain on derivative instruments	(8,928,312)	(8,122,960)
Capital lease interest	51,213	57,468
(Increase)/decrease in assets:
Receivables	85,046	75,206
Prepaid expenses	96,507	51,628
Inventory used for R&D and manufacturing	314,138	58,798
Deposits	150,000	150,000
Increase/(decrease) in liabilities:
Accounts payable	(75,029)	(1,666,792)
Accrued expenses	(59,196)	280,032
Deferred revenue	-	(1,639)
Due to employees	17,110	(25,056)
Deferred rent liability	(1,496)	4,245

Net cash used in operating activities	(4,239,206)	(5,837,944)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	-	(14,831)

Net cash used in investing activities	-	(14,831)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	3,709,931	10,550,538
Payments on obligations under capital lease	(2,048)	(2,194)

Net cash provided by financing activities	3,707,883	10,548,344

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(531,323)	4,695,569

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,917,996	5,726,682

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,386,673	$10,422,251

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2016 and 2015

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	RESTATED
	2016	2015
Decrease in receivable due under the litigation funding arrangement offset
by the same amount payable to the legal firm providing the services	$305,341	$366,267
Research and office equipment included in accounts payable	-	6,814
Capital lease payments included in accounts payable	372	739
Property and equipment acquired through capital lease	26,104	-
Fair value of warrants issued in connection with public offering	2,316,084	5,060,771
Financing costs included in accounts payable	77,987	21,000
Prepaid consulting services paid with issuance of common stock	(18,183)	8,177

Cash paid for interest expense	$ 469,366	$ 504,798

See notes to condensed financial statements

CEL-SCI CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2016 AND 2015 (UNAUDITED)

A.
BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Deferred Rent– Certain of the Company’s operating leases provide for minimum annual payments that adjust over the life of the lease.  The aggregate minimum annual payments are expensed on a straight-line basis over the minimum lease term. The Company recognizes a deferred rent liability for rent escalations when the amount of straight-line rent exceeds the lease payments, and reduces the deferred rent liability when the lease payments exceed the straight-line rent expense.  For tenant improvement allowances and rent holidays, the Company records a deferred rent liability and amortizes the deferred rent over the lease term as a reduction to rent expense.

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

C.
STOCKHOLDERS’ EQUITY

Stock options, stock bonuses and compensation granted by the Company as of December 31, 2016 are as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Options Plans	138,400	65,959	N/A	60,453
Non-Qualified Stock Option Plans	387,200	262,531	N/A	95,564
Stock Bonus Plans	223,760	N/A	160,157	63,570
Stock Compensation Plan	134,000	N/A	83,490	49,188
Incentive Stock Bonus Plan	640,000	N/A	624,000	16,000

Stock options, stock bonuses and compensation granted by the Company as of September 30, 2016 are as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	138,400	65,959	N/A	60,453
Non-Qualified Stock Option Plans	387,200	277,613	N/A	82,370
Bonus Plans	223,760	N/A	26,448	97,278
Stock Compensation Plan	134,000	N/A	79,401	53,276
Incentive Stock Bonus Plan	640,000	N/A	624,000	16,000

Stock option activity:
	Three Months Ended December 31,
	2016	2015
Granted	-	-
Expired	15,081	-
Forfeited	-	919

Stock-Based Compensation Expense
	Three months Ended December 31,
	2016	2015
Employees	$312,375	$427,910
Non-employees	$78,553	$329,195

Employee compensation expense includes the expense related to options issued or vested and restricted stock. Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of their service contracts.

Warrants and Non-employee Options

The following chart presents the outstanding warrants and non-employee options, listed by expiration date at December 31, 2016:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrant	Exercise Price	Expiration Date	Refer-ence

Series P	2/10/12	23,600	$ 112.50	3/6/17
Series DD	12/8/16	1,360,960	$ 4.50	6/8/17	1
Series EE	12/8/16	1,360,960	$ 4.50	9/8/17	1
Series N	8/18/08	113,785	$ 13.18	8/18/17
Series U	4/17/14	17,821	$ 43.75	10/17/17	1
Series S	10/11/13 -10/24/14	1,037,120	$ 31.25	10/11/18	1
Series V	5/28/15	810,127	$ 19.75	5/28/20	1
Series W	10/28/15	688,930	$ 16.75	10/28/20	1
Series X	1/13/16	120,000	$ 9.25	1/13/21
Series Y	2/15/16	26,000	$ 12.00	2/15/21
Series Z	5/23/16	264,000	$ 13.75	11/23/21	1
Series ZZ	5/23/16	20,000	$ 13.75	5/18/21	1
Series BB	8/26/16	16,000	$ 13.75	8/22/21	1
Series FF	12/8/16	68,048	$ 4.00	12/1/21	1
Series CC	12/8/16	680,480	$ 5.00	12/8/21	1
Series AA	8/26/16	200,000	$ 13.75	2/22/22	1
Consultants	3/6/12- 7/1/16	23,000	$ 9.25- $87.50	3/5/17- 6/30/19	2

1.
Derivative Liabilities

The table below presents the warrant liabilities and their respective balances at the balance sheet dates:

	December 31, 2016	September 30, 2016
Series S warrants	$490,040	$3,111,361
Series U warrants	-	-
Series V warrants	202,532	1,620,253
Series W warrants	132,254	1,799,858
Series Z warrants	101,817	970,604
Series ZZ warrants	6,725	70,609
Series AA warrants	84,092	763,661
Series BB warrants	5,916	58,588
Series CC warrants	455,931	-
Series DD warrants	72,353	-
Series EE warrants	176,804	-
Series FF warrants	54,242	-

Total warrant liabilities	$1,782,706	$8,394,934

The table below presents the gains on the warrant liabilities for the three months ended December 31:

	2016	2015
Series S warrants	$2,621,321	$2,826,153
Series U warrants	-	31,186
Series V warrants	1,417,721	3,240,506
Series W warrants	1,667,604	2,025,115
Series Z warrants	868,787	-
Series ZZ warrants	63,884	-
Series AA warrants	679,569	-
Series BB warrants	52,672	-
Series CC warrants	604,492	-
Series DD warrants	370,919	-
Series EE warrants	514,603	-
Series FF warrants	66,740	-

Net gain on warrant liabilities	$8,928,312	$8,122,960

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

Issuance of additional Warrants

On December 8, 2016, the Company sold 1,360,960 shares of common stock and warrants to purchase common stock at a price of $3.13 in a public offering. The warrants consist of 680,480 Series CC warrants to purchase 680,480 shares of common stock, 1,360,960 Series DD warrants to purchase 1,360,960 shares of common stock and 1,360,960 Series EE warrants to purchase 1,360,960 shares of common stock. The Series CC warrants are immediately exercisable, expire in five-years from the offering date and have an exercise price of $5.00 per share. The Series DD warrants are immediately exercisable, expire in six-months from the offering date and have an exercise price of $4.50 per share. The Series EE warrants are immediately exercisable, expire in nine-months from the offering date and have an exercise price of $4.50 per share. In addition, the Company issued 68,048 Series FF warrants to purchase 68,048 shares of common stock to the placement agent. The FF warrants are exercisable at any time on or after June 8, 2017 and expire on December 1, 2021 and have an exercise price $3.91. The net proceeds from this offering was approximately $3.7 million. The fair value of the Series CC, DD, EE and FF warrants of approximately $2.3 million on the date of issuance was recorded as a warrant liability.

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

2.
Options and shares issued to Consultants

The Company typically enters into consulting arrangements in exchange for common stock or stock options. During the three months ended December 31, 2016, the Company issued 14,900 shares of common stock, of which 10,800 were restricted shares. The common stock was issued with stock prices ranging between $2.25 and $7.25 per share. During the three months ended December 31, 2015, the Company issued 17,700 shares of common stock, of which 13,600 were restricted shares. The common stock was issued with stock prices ranging between $10.25 and $18.00 per share. Additionally, during the three months ended December 31, 2015, the Company issued a consultant 6,000 options to purchase common stock at $15.00 per share and a fair value of $7.50 per share. The aggregate values of the issuances of restricted common stock and common stock options are recorded as prepaid expenses and are charged to general and administrative expenses over the periods of service.

During the three months ended December 31, 2016 and 2015, the Company recorded total expense of approximately $79,000 and $329,000, respectively, relating to these consulting agreements. At December 31, 2016 and September 30, 2016, approximately $30,000 and $48,000, respectively, are included in prepaid expenses. As of December 31, 2016, the Company had 23,000 options outstanding, which were issued to consultants as payment for services. Of these 23,000 outstanding options, 19,000 were vested, all of which were issued from the Non-Qualified Stock Option plans.

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

Lease Agreements

The Company leases a manufacturing facility near Baltimore, Maryland (the San Tomas lease). The building was remodeled in accordance with the Company’s specifications so that it can be used by the Company to manufacture Multikine for the Company’s Phase 3 clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and requires annual base rent to escalate each year at 3%. The Company is required to pay all real estate and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The Company contributed approximately $9.3 million towards the tenant-directed improvements, of which $3.2 million is being refunded during years six through twenty through reduced rental payments. The landlord paid approximately $11.9 million towards the purchase of the building, land and the tenant-directed improvements. The Company placed the building in service in October 2008.

The leased building is being depreciated using a straight line method over the 20 year lease term to a residual value. The landlord liability is being amortized over the 20 years using the effective interest method. Lease payments allocated to the landlord liability are accounted for as debt service payments on that liability using the finance method of accounting per ASC 840-40-55.

The Company was required to deposit the equivalent of one year of base rent in accordance with the lease. When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company. The approximate $1.7 million deposit is included in non-current assets at December 31, 2016 and September 30, 2016.

 Future minimum lease payments under the San Tomas lease as of December 31, 2016 are as follows:

Nine months ending September 30, 2017	$1,269,000
Year ending September 30,
2018	1,747,000
2019	1,808,000
2020	1,872,000
2021	1,937,000
2022	2,004,000
Thereafter	13,758,000
Total future minimum lease obligation	24,395,000
Less imputed interest on financing obligation	(11,333,000)
Net present value of lease financing obligation	13,062,000

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

As of December 31, 2016, material contractual obligations, excluding the San Tomas lease, consisting of operating lease payments are as follows:

Nine months ending September 30, 2017	$183,000
Year ending September 30,
2018	251,000
2019	258,000
2020	238,000
2021	163,000
2022	69,000
Total	$1,162,000

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

H.
EARNINGS PER COMMON SHARE

The following table provides the details of the basic and diluted earnings per-share computations:

	Three Months Ended December 31, 2016
	Net Income – Restated(1)	Weighted Average Shares	EPS
Basic earnings per share	$ 3,521,153	5,994,431	$ 0.59
Gain on derivatives(2)	(1,556,754)	90,277

Dilutive earnings per share	$ 1,964,399	6,084,708	$ 0.32
(1) See Note I - Restatement
(2) Includes certain Series CC, DD, EE and FF warrants

	Three Months Ended December 31, 2015
	Net Income – Restated(1)	Weighted Average Shares	EPS
Basic earnings per share	$ 2,332,734	4,390,740	$ 0.53
Conversion of note payable	24,841	74,851

Dilutive earnings per share	$ 2,357,575	4,465,591	$ 0.53
(1) See Note I - Restatement

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

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net earnings (loss) per share excludes the following securities because their inclusion would have been anti-dilutive as of December 31:

	2016	2015

Options and Warrants	6,946,179	2,991,061
Unvested Restricted Stock	604,000	604,000
Total	7,550,179	3,595,061

I.
RESTATEMENT

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

The corrections to the historical financial statements to apply ASC 840-40-25 do not affect the total cash payments the Company has made or is obligated to make under the lease agreement, nor does it change the total expense to be recognized over the lease term. However, the timing and nature of expense is different under this treatment as compared to operating lease treatment. Specifically, the Company should have recognized depreciation, expense on the building it is deemed to own and interest expense on the associated lease financing obligation, instead of rental expense.

The accompanying financial statements for three months ended December 31, 2016 have been restated to reflect the correction of the error for the lease accounting. Accumulated deficit at September 30, 2016, was reduced by $276,855. The following is a summary of the restatements:

	December 31, 2016
Balance Sheet	PREVIOUSLY REPORTED	ADJUSTMENT	RESTATED
Total current assets	$4,522,290	$(415,003)	$4,107,287
Other assets	5,405,599	13,738,445	19,144,044
Total assets	9,927,889	13,323,442	23,251,331
Total liabilities	5,494,598	13,062,236	18,556,834
Stockholders' equity	4,433,291	261,206	4,694,497

	September 30, 2016
Balance Sheet	PREVIOUSLY REPORTED	ADJUSTMENT	RESTATED
Total current assets	$5,887,646	$(429,821)	$5,457,825
Other assets	5,710,601	13,717,699	19,428,300
Total assets	11,598,247	13,287,878	24,886,125
Total liabilities	12,554,315	13,011,023	25,565,338
Stockholders' deficit	(956,068)	276,855	(679,213)

	Three Months Ended December 31, 2016
Statement of Operations	PREVIOUSLY REPORTED	ADJUSTMENT	RESTATED
Research and development expenses	$4,024,856	$(476,599)	$3,548,257
Total operating expenses	5,431,865	(476,599)	4,955,266
Operating loss	(5,414,607)	476,599	(4,938,008)
Interest income (expense), net	23,097	(492,248)	(469,151)
Net income	3,536,802	(15,649)	3,521,153

Net income per share - basic	$0.59		$0.59
Net income per share - diluted	$0.33		$0.32

	Three Months Ended December 31, 2015
Statement of Operation	PREVIOUSLY REPORTED	ADJUSTMENT	RESTATED
Research and development expenses	$5,169,507	$(476,599)	$4,692,908
Total operating expenses	5,804,108	(476,599)	5,327,509
Operating loss	(5,783,132)	476,599	(5,306,533)
Interest income (expense), net	1,985	(485,678)	(483,693)
Net income	2,341,813	(9,079)	2,332,734

Net income per share - basic and diluted	$0.53		$0.53

Accumulated Deficit
PREVIOUSLY REPORTED, SEPTEMBER 30, 2016	$(285,667,977)
ADJUSTMENT	276,855
RESTATED BALANCE, SEPTEMBER 30, 2016	(285,391,122)

Net income - RESTATED	3,521,153
BALANCE, DECEMBER 31, 2016	$(281,869,969)

J.
SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were filed and determined there are no subsequent events that require disclosure.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Correction of an Error

The historical financial information in this report have been restated. In November 2017, the Company discovered an error in the way it accounted for the operating lease for its manufacturing facility. In October 2008, the Company entered into a lease arrangement whereby the Company leased a building owned by a third party, but to which the owner made tenant-directed improvements. Upon commencement of the lease, the Company accounted for the arrangement as an operating lease under ASC 840, Accounting forLeases, whereby the total minimum lease payment obligations under the leases were recognized as monthly rent expense on a straight-line basis over the term of the lease. The cost of the tenant improvements incurred were capitalized as deferred rent and amortized over the 20-year lease term.

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

The accompanying Management's Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement adjustments made to the previously reported financial statements for the three months ended December 31, 2016 and 2015. For additional information and a detailed discussion of the restatement, see Note I of the financial statements included in this Report.

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

During the three months ended December 31, 2016, general and administrative expenses increased by approximately $772,000 compared to the three months ended December 31, 2015. This increase is primarily due to an approximate $1.1 million gain on de-recognition of legal fees to record the transfer of the liability from the Company to Lake Whillans that existed prior to the execution of the financing agreement. The gain on de-recognition of legal fees is recorded as a reduction of general and administrative expenses in the three months ended December 31, 2015, offset by an approximate $366,000 decrease in employee and non-employee stock compensation due to the decrease in the market value of the common stock and 2,800 fewer shares issued in the three months ended December 31, 2016.

The gain on derivative instruments of approximately $8.9 million for the three months ended December 31, 2016 was the result of the change in fair value of the derivative liabilities during the quarter. This change was caused by decreases in the share price of the Company’s common stock.

Net interest expense decreased by approximately $15,000 for the three months ended December 31, 2016 compared to the three months ended December 31, 2015. Interest expense consists primarily of interest expense on the financing lease offset by interest income earned on the Company’s cash balances.

Research and Development Expenses

The Company’s research and development efforts involve Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Three months ended December 31,
	2016	2015

MULTIKINE - Restated	$ 3,463,006	$ 4,597,826
LEAPS	85,251	95,082

TOTAL - Restated	$ 3,548,257	$ 4,692,908

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

Item 4.
CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2016. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. As explained in Note I to the accompanying financial statements which are part of this report, in November 2017, the Company discovered an error in the way it accounted for the lease for its manufacturing facility. Management has concluded that the correction of the error for this lease, the lack of impairment assessment for the related asset, and the operating effectiveness of the financial close process are control deficiencies that constitute material weaknesses. Based on the above, the Company’s Chief Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2016.

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Chief Executive and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the first three months of fiscal year 2017. There was no change in the Company’s internal control over financial reporting during the three months ended December 31, 2016.

PART II

Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2016 the Company issued 10,800 restricted shares of common stock to consultants for investor relations services.

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

CEL-SCI CORPORATION

Date: December 11, 2017	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer*

* Also signing in the capacity of the Principal Accounting and Financial Officer.