Form 10-Q/A
period 2017-03-31
CEL SCI CORP
filed 2017-12-11
CIK 725363

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Class of Stock	No Shares Outstanding	Date
Common	9,193,093	May 8, 2017

EXPLANATORY NOTE

In October 2008, the Company entered into an agreement whereby the Company leased a building owned by a third party. The Company accounted for the arrangement as an operating lease under ASC 840, Accounting for Leases.

In November 2017, the Company determined that the lease should have been treated as a financing obligation rather than an operating lease.

Accordingly, this amended 10-Q is filed to correct the manner in which the Company accounted for the lease. See Note I. Restatement to the accompanying financial statements, for further information.

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

TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

 CEL-SCI CORPORATION
 BALANCE SHEETS

	RESTATED	RESTATED
	MARCH 31,	SEPTEMBER 30,
ASSETS	2017	2016
	(UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents	$1,529,802	$2,917,996
Receivables	4,252	394,515
Prepaid expenses	720,466	981,677
Deposits - current portion	150,000	154,995
Inventory used for R&D and manufacturing	678,664	1,008,642

Total current assets	3,083,184	5,457,825

PROPERTY AND EQUIPMENT, net	17,087,085	17,350,836

PATENT COST, net	239,214	256,547

DEPOSITS	1,670,917	1,820,917

TOTAL ASSETS	$ 22,080,400	$ 24,886,125

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$7,074,898	$3,091,512
Accrued expenses	509,841	378,672
Due to employees	607,289	538,278
Derivative instruments, current portion	208,493	-
Other current liabilities	7,792	3,310

Total current liabilities	8,408,313	4,011,772

Derivative instruments, net of current portion	3,228,252	8,394,934
Lease liability	13,110,357	13,011,023
Deferred revenue	125,000	125,000
Other liabilities	40,478	22,609

Total liabilities	24,912,400	25,565,338

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value-200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized;
8,655,685and 6,235,035 shares issued and outstanding
at March 31, 2017 and September 30, 2016, respectively	86,557	62,350
Additional paid-in capital	287,377,903	284,649,559
Accumulated deficit	(290,296,460)	(285,391,122)

Total stockholders' deficit	(2,832,000)	(679,213)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 22,080,400	$ 24,886,125

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2017 and 2016
(UNAUDITED)

	RESTATED	RESTATED
	2017	2016

GRANT INCOME AND OTHER	$34,433	$53,751

OPERATING EXPENSES:
Research and development	10,126,875	8,844,891
General & administrative	2,752,123	2,312,397

Total operating expenses	12,878,998	11,157,288

OPERATING LOSS	(12,844,565)	(11,103,537)

GAIN ON DERIVATIVE INSTRUMENTS	8,879,612	5,529,230

INTEREST EXPENSE, NET	(940,385)	(948,489)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$ (4,905,338)	$ (6,522,796)

NET LOSS PER COMMON SHARE
BASIC	$ (0.74)	$ (1.43)
DILUTED	$ (0.78)	$ (1.43)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC	6,649,814	4,562,831
DILUTED	6,682,592	4,562,831

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2017 and 2016
 (UNAUDITED)

	RESTATED	RESTATED
	2017	2016

OTHER INCOME	$17,175	$32,775

OPERATING EXPENSES:
Research and development	6,578,618	4,151,983
General & administrative	1,345,114	1,677,796

Total operating expenses	7,923,732	5,829,779

OPERATING LOSS	(7,906,557)	(5,797,004)

LOSS ON DERIVATIVE INSTRUMENTS	(48,700)	(2,593,730)

INTEREST EXPENSE, NET	(471,234)	(464,796)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$ (8,426,491)	$ (8,855,530)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$ (1.15)	$ (1.87)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	7,319,761	4,736,809

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2017 and 2016
(UNAUDITED)

	RESTATED	RESTATED
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (4,905,338)	$ (6,522,796)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	318,357	337,656
Share-based payments for services	112,778	472,061
Equity based compensation	677,755	845,100
Common stock contributed to 401(k) plan	76,426	82,146
Loss on retired equipment	1,187	115
Gain on derivative instruments	(8,879,612)	(5,529,230)
Capitalized lease interest	99,334	112,217
(Increase)/decrease in assets:
Receivables	84,922	62,080
Prepaid expenses	219,543	211,360
Inventory used for R&D and manufacturing	329,978	106,531
Deposits	154,995	150,000
Increase/(decrease) in liabilities:
Accounts payable	4,214,678	(1,659,395)
Accrued expenses	131,169	559,944
Deferred revenue	-	(138)
Due to employees	140,511	(34,582)
Deferred rent liability	(1,748)	4,176

Net cash used in operating activities	(7,225,065)	(10,802,755)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(10,525)	(21,644)

Net cash used in investing activities	(10,525)	(21,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	5,849,444	12,258,287
Payments on related party loan	-	(1,104,057)
Payments on obligations under capital lease	(2,048)	(4,423)

Net cash provided by financing activities	5,847,396	11,149,807

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,388,194)	325,408

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,917,996	5,726,682

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,529,802	$6,052,090

  See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2017 and 2016

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	RESTATED	RESTATED
	2017	2016
Decrease in receivable due under the litigation funding arrangement offset
by the same amount payable to the legal firm providing the services	$305,341	$298,693
Capitalizable patent costs included in accounts payable	8,644	6,813
Capital lease obligation included in accounts payable	1,500	750
Property and equip acquired through capital lease	26,104	-
Fair value of warrants issued in connection with public offering	3,921,423	5,060,771
Financing costs included in accounts payable	118,866	1,910
Prepaid consulting services paid with issuance of common stock	(41,668)	54,693

Cash paid for interest expense	$ 940,471	$968,002

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

Leases – Leases are categorized as either operating or capital leases at inception. Operating lease costs are recognized on a straight-line basis over the term of the lease. An asset and a corresponding liability for the capital lease obligation are established for the cost of capital leases. The capital lease obligation is amortized over the life of the lease. For build-to-suit leases, the Company establishes an asset and liability for the estimated construction costs incurred to the extent that it is involved in the construction of structural improvements or takes construction risk prior to the commencement of the lease. Uponoccupancy of facilities under build-to-suit leases, the Company assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If a lease does not meet the criteria to qualify for a sale-leaseback transaction, the established asset and liability remain on the Company's balance sheet.

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

C.
STOCKHOLDERS’ EQUITY

Stock options, stock bonuses and compensation granted by the Company as of March 31, 2017 are as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Options Plans	138,400	65,959	N/A	60,453
Non-Qualified Stock Option Plans	387,200	261,270	N/A	96,825
Stock Bonus Plans	223,760	N/A	177,939	45,788
Stock Compensation Plan	134,000	N/A	87,590	45,088
Incentive Stock Bonus Plan	640,000	N/A	624,000	16,000

Stock options, stock bonuses and compensation granted by the Company as of September 30, 2016 are as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	138,400	65,959	N/A	60,453
Non-Qualified Stock Option Plans	387,200	277,613	N/A	82,370
Bonus Plans	223,760	N/A	126,448	97,278
Stock Compensation Plan	134,000	N/A	79,401	53,276
Incentive Stock Bonus Plan	640,000	N/A	624,000	16,000

Stock option activity:
	Six Months Ended March 31,
	2017	2016
Granted	-	8,400
Expired	15,281	-
Forfeited	1,061	2,040

	Three Months Ended March 31,
	2017	2016
Granted	-	2,400
Expired	200	-
Forfeited	1,061	1,121

No shares of restricted stock were forfeited from the Incentive Stock Bonus Plan during the six and three months ended March 31, 2017 and 2016.

Stock-Based Compensation Expense

	Six Months Ended March 31,
	2017	2016
Employees	$677,755	$845,100
Non-employees	$112,778	$472,061

	Three Months Ended March 31,
	2017	2016
Employees	$365,380	$417,190
Non-employees	$34,225	$142,866

Employee compensation expense includes the expense related to options issued or vested and restricted stock. Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of their service contracts.

Warrants and Non-employee Options

The following chart presents the outstanding warrants and non-employee options, listed by expiration date at March 31, 2017:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrant	Exercise Price	Expiration Date	Refer-ence

Series DD	12/8/16	1,360,960	$ 4.50	6/8/17	1
Series N	8/18/08	113,785	$ 13.18	8/18/17
Series EE	12/8/16	1,360,960	$ 4.50	9/8/17	1
Series U	4/17/14	17,821	$ 43.75	10/17/17	1
Series S	10/11/13- 10/24/14	1,037,120	$ 31.25	10/11/18	1
Series V	5/28/15	810,127	$ 19.75	5/28/20	1
Series W	10/28/15	688,930	$ 16.75	10/28/20	1
Series X	1/13/16	120,000	$ 9.25	1/13/21
Series Y	2/15/16	26,000	$ 12.00	2/15/21
Series ZZ	5/23/16	20,000	$ 13.75	5/18/21	1
Series BB	8/26/16	16,000	$ 13.75	8/22/21	1
Series Z	5/23/16	264,000	$ 13.75	11/23/21	1
Series FF	12/8/16	68,048	$ 3.91	12/1/21	1
Series CC	12/8/16	680,480	$ 5.00	12/8/21	1
Series HH	2/23/17	20,000	$ 3.13	2/16/22	1
Series AA	8/26/16	200,000	$ 13.75	2/22/22	1
Series JJ	3/14/17	30,000	$ 3.13	3/8/22	1
Series GG	2/23/17	400,000	$ 3.00	8/23/22	1
Series II	3/14/17	600,000	$ 3.00	9/14/22	1
Consultants	12/28/12- 7/1/16	22,800	$ 9.25- $70.00	4/24/17- 6/30/19	2

1.
Derivative Liabilities

The table below presents the warrant liabilities and their respective balances at the balance sheet dates:

	March 31, 2017	September 30, 2016
Series S warrants	$531,525	$3,111,361
Series U warrants	-	-
Series V warrants	202,532	1,620,253
Series W warrants	190,443	1,799,858
Series Z warrants	142,341	970,604
Series ZZ warrants	9,414	70,609
Series AA warrants	116,996	763,661
Series BB warrants	8,250	58,588
Series CC warrants	630,554	-
Series DD warrants	29,324	-
Series EE warrants	179,169	-
Series FF warrants	73,816	-
Series GG warrants	506,426	-
Series HH warrants	24,290	-
Series II warrants	755,040	-
Series JJ warrants	36,625	-

Total warrant liabilities	$3,436,745	$8,394,934

The table below presents the gains on the warrant liabilities for the six months ended March 31:

	2017	2016
Series S warrants	$2,579,836	$3,147,660
Series U warrants	-	26,731
Series V warrants	1,417,721	1,822,785
Series W warrants	1,609,415	532,054
Series Z warrants	828,263	-
Series ZZ warrants	61,195	-
Series AA warrants	646,665	-
Series BB warrants	50,338	-
Series CC warrants	429,869	-
Series DD warrants	413,948	-
Series EE warrants	512,238	-
Series FF warrants	47,166	-
Series GG warrants	108,211	-
Series HH warrants	5,340	-
Series II warrants	161,419	-
Series JJ warrants	7,988	-

Net gain on warrant liabilities	$8,879,612	$5,529,230

The table below presents the gains and (losses) on the warrant liabilities for the three months ended March 31:

	2017	2016
Series S warrants	$(41,485)	$321,507
Series U warrants	-	(4,455)
Series V warrants	-	(1,417,721)
Series W warrants	(58,189)	(1,493,061)
Series Z warrants	(40,524)	-
Series ZZ warrants	(2,689)	-
Series AA warrants	(32,904)	-
Series BB warrants	(2,334)	-
Series CC warrants	(174,623)	-
Series DD warrants	43,029	-
Series EE warrants	(2,365)	-
Series FF warrants	(19,574)	-
Series GG warrants	108,211	-
Series HH warrants	5,340	-
Series II warrants	161,419	-
Series JJ warrants	7,988	-

Net loss on warrant liabilities	$(48,700)	$(2,593,730)

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

2.
Options and shares issued to Consultants

The Company typically enters into consulting arrangements in exchange for common stock or stock options. During the six and three months ended March 31, 2017, the Company issued 18,999 and 4,100 shares of common stock, respectively, of which 10,800 and 0 were restricted shares. The common stock was issued with stock prices ranging between $2.25 and $7.25 per share. During the six and three months ended March 31, 2016, the Company issued 32,151 and 14,451 shares of common stock, of which 23,200 and 9,600 were restricted shares. The common stock was issued with stock prices ranging between $9.25 and $17.75 per share. Additionally, during the six and three months ended March 31, 2016, the Company issued a consultant 8,400 and 2,400 options, respectively, to purchase common stock at prices between $9.25 and $15.00 per share with fair values ranging between $4.75 and $7.50 per share. These options are fully vested. The aggregate values of the issuances of restricted common stock and common stock options are recorded as prepaid expenses and are charged to general and administrative expenses over the periods of service.

During the six and three months ended March 31, 2017, the Company recorded total expense of approximately $113,000 and $34,000, respectively, relating to these consulting agreements. During the six and three months ended March 31, 2016, the Company recorded total expense of approximately $472,000 and $143,000, respectively, relating to these consulting agreements. At March 31, 2017 and September 30, 2016, approximately $7,000 and $48,000, respectively, are included in prepaid expenses. As of March 31, 2017, 22,800 options were outstanding, which were issued to consultants as payment for services. Of these 22,800 outstanding options, 18,800 were vested, all of which were issued from the Non-Qualified Stock Option plans.

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

Future minimum lease payments under the San Tomas lease as of March 31, 2017 are as follows:

Six months ending September 30, 2017	$ 846,000
Year ending September 30,
2018	1,747,000
2019	1,808,000
2020	1,872,000
2021	1,937,000
2022	2,004,000
Thereafter	13,758,000
Total future minimum lease obligation	23,972,000
Less imputed interest on financing obligation	(10,862,000)
Net present value of lease financing obligation	$ 13,110,000

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

As of March 31, 2017, material contractual obligations, excluding the San Tomas lease, consisting of operating lease payments are as follows:

Six months ending September 30, 2017	$ 123,000
Year ending September 30,
2018	251,000
2019	258,000
2020	238,000
2021	163,000
2022	69,000
Total	$ 1,102,000

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

H.
LOSS PER COMMON SHARE

The following tables provide the details of the basic and diluted loss per-share (LPS) computations:

	Six Months Ended March 31, 2017
	Net Loss – Restated(1)	Weighted Average Shares	LPS

Basic loss per share	$ (4,905,338)	6,649,814	$ (0.74)
Gain on derivatives(2)	(330,124)	32,778

Dilutive loss per share	$ (5,235,462)	6,682,592	$ (0.78)
(1) See Note I - Restatement
(2) Includes series FF, GG, HH, II and JJ warrants

	Three Months Ended March 31, 2017
	Net Loss – Restated(1)	Weighted Average Shares	LPS

Basic and dilutive loss per share	$ (8,426,491)	7,319,761	$ (1.15)
(1) See Note I - Restatement

	Six Months Ended March 31, 2016
	Net Loss – Restated(1)	Weighted Average Shares	LPS

Basic and dilutive loss per share	$ (6,522,796)	4,562,831	$ (1.43)
(1) See Note I - Restatement

	Three Months Ended March 31, 2016
	Net Loss – Restated(1)	Weighted Average Shares	LPS

Basic and dilutive loss per share	$ (8,855,530)	4,736,809	$ (1.87)
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

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net earnings (loss) per share excludes the following securities because their inclusion would have been anti-dilutive as of March 31:

	2017	2016
Options and Warrants	8,037,799	3,148,434
Unvested Restricted Stock	604,000	604,000
Total	8,641,799	3,752,434

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

The accompanying financial statements for six and three months ended March 31, 2017 have been restated to reflect the correction of the error for the lease accounting. Accumulated deficit at September 30, 2016, was reduced by $276,855. The following is a summary of the restatements:

	March 31, 2017
Balance Sheet	PREVIOUSLY REPORTED	ADJUSTMENT	RESTATED
Total current assets	$ 3,483,223	$ (400,039)	$ 3,083,184
Other assets	5,242,616	13,754,600	18,997,216
Total assets	8,725,839	13,354,561	22,080,400
Total liabilities	11,802,043	13,110,357	24,912,400
Stockholders' deficit	(3,076,204)	244,204	(2,832,000)

	September 30, 2016
Balance Sheet	PREVIOUSLY REPORTED	ADJUSTMENT	RESTATED
Total current assets	$ 5,887,646	$ (429,821)	$ 5,457,825
Other assets	5,710,601	13,717,699	19,428,300
Total assets	11,598,247	13,287,878	24,886,125
Total liabilities	12,554,315	13,011,023	25,565,338
Stockholders' deficit	(956,068)	276,855	(679,213)

	Six Months Ended March 31,
	2017			2016
Statement of Operations	PREVIOUSLY REPORTED	ADJUSTMENT	RESTATED	PREVIOUSLY REPORTED	ADJUSTMENT	RESTATED
Research and development expenses	$ 11,080,073	$ (953,198)	$ 10,126,875	$ 9,798,089	$ (953,198)	$ 8,844,891
Total operating expenses	13,832,196	(953,198)	12,878,998	12,110,486	(953,198)	11,157,288
Operating loss	(13,797,763)	953,198	(12,844,565)	(12,056,735)	953,198	(11,103,537)
Interest income (expense), net	45,464	(985,849)	(940,385)	24,463	(972,952)	(948,489)
Net loss	(4,872,687)	(32,651)	(4,905,338)	(6,503,042)	(19,754)	(6,522,796)

Net loss per share - basic	$ (0.73)		$ (0.74)	$ (1.43)		$ (1.43)
Net loss per share - diluted	$ (0.78)		$ (0.78)	$ (1.43)		$ (1.43)

	Three Months Ended March 31,
	2017			2016
Statement of Operations	PREVIOUSLY REPORTED	ADJUSTMENT	RESTATED	PREVIOUSLY REPORTED	ADJUSTMENT	RESTATED
Research and development expenses	$ 7,055,217	$ (476,599)	$ 6,578,618	$ 4,628,582	$ (476,599)	$ 4,151,983
Total operating expenses	8,400,331	(476,599)	7,923,732	6,306,378	(476,599)	5,829,779
Operating loss	(8,383,156)	476,599	(7,906,557)	(6,273,603)	476,599	(5,797,004)
Interest income (expense), net	22,367	(493,601)	(471,234)	22,478	(487,274)	(464,796)
Net loss	(8,409,489)	(17,002)	(8,426,491)	(8,844,855)	(10,675)	(8,855,530)

Net loss per share - basic and diluted	$ (1.15)		$ (1.15)	$ (1.87)		$ (1.87)

Accumulated Deficit
PREVIOUSLY REPORTED, SEPTEMBER 30, 2016	$ (285,667,977)
ADJUSTMENT	276,855
RESTATED BALANCE, SEPTEMBER 30, 2016	(285,391,122)

Net loss - RESTATED	(4,905,338)
BALANCE, MARCH 31, 2017	$ (290,296,460)

J.
SUBSEQUENT EVENTS

On April 30, 2017, the Company entered into a securities purchase agreement with an institutional investor whereby it sold 527,960 shares of its common stock for aggregate gross proceeds of approximately $1.51 million, or $2.88 per share, in a registered direct offering. In a concurrent private placement, the Company also issued to the purchaser of the Company’s common stock, Series KK warrants to purchase 395,970 shares of common stock. The warrants can be exercised at a price of $3.04 per share, commencing six months after the date of issuance and ending five and a half years after the date of issuance. In addition, the Company agreed to issue 26,398 Series LL warrants to the Placement Agent as part of its compensation. The Series LL warrants are subject to a 180-day lock-up and may be exercised at any time on or after October 30, 2017 and on or before April 30, 2022 at a price of $3.59 per share.

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

During the six months ended March 31, 2017, general and administrative expenses increased by approximately $440,000, compared to the six ended March 31, 2016. This increase is primarily due to an approximate $1.1 million gain on de-recognition of legal fees to record the transfer of the liability from the Company to Lake Whillans that existed prior to the execution of the financing agreement. The gain on de-recognition of legal fees is recorded as a reduction of general and administrative expenses in the six months ended March 31, 2016. The remaining difference is due to an approximate $527,000 decrease in employee and non-employee stock compensation due to the decrease in the market value of the common stock and 13,152 fewer shares issued to non-employees in the six months ended March 31, 2016 and approximately $133,000 in net other reductions of general and administrative expenses.

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

Net interest expense decreased by approximately $8,000 for the six months ended March 31, 2017 compared to March 31, 2016 and consisted primarily of interest expense relating to the lease liability offset by interest income earned on the Company’s cash balances. Net interest expense increased by approximately $6,000 for the three months ended March 31, 2017 compared to March 31, 2016, and consisted primarily of interest expense relating to the lease liability offset by interest income earned on the Company’s cash balances

Research and Development Expenses

The Company’s research and development efforts involve Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Six months ended March 31,		Three months ended March 31,
	2017	2016	2017	2016
MULTIKINE - Restated	$ 9,950,673	$ 8,648,429	$ 6,487,667	$ 4,050,602
LEAPS	176,202	196,462	90,951	101,381

TOTAL - Restated	$ 10,126,875	$ 8,844,891	$ 6,578,618	$ 4,151,983

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2017. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. As explained in Note I to the accompanying financial statements which are part of this report, in November 2017, the Company discovered an error in the way it accounted for the lease for its manufacturing facility. Management has concluded that the correction of the error for this lease, the lack of impairment assessment for the related asset, and the operating effectiveness of the financial close process are control deficiencies that constitute material weaknesses. Based on the above, the Company’s Chief Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2017.

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