Form 10-Q/A
period 2017-06-30
CEL SCI CORP
filed 2017-12-11
CIK 725363

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2)
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

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION
BALANCE SHEETS

	RESTATED	RESTATED
	JUNE 30,	SEPTEMBER 30,
ASSETS	2017	2016
	(UNAUDITED)
CURRENT ASSETS:
Cash and cash equivalents	$1,232,477	$2,917,996
Receivables	271,737	394,515
Prepaid expenses	669,043	981,677
Deposits - current portion	150,000	154,995
Inventory used for R&D and manufacturing	657,738	1,008,642

Total current assets	2,980,995	5,457,825

PROPERTY AND EQUIPMENT, net	16,939,846	17,350,836
PATENT COSTS, net	231,649	256,547

DEPOSITS	1,670,917	1,820,917

TOTAL ASSETS	$ 21,823,407	$ 24,886,125

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$8,352,438	$3,091,512
Accrued expenses	933,922	378,672
Due to employees	569,531	538,278
Notes payable	325,794	-
Derivative instruments, current portion	47,894	-
Other current liabilities	10,871	3,310

Total current liabilities	10,240,450	4,011,772

Derivative instruments - net of current portion	3,342,746	8,394,934
Lease Liability	13,160,232	13,011,023
Deferred revenue	125,000	125,000
Other liabilities	38,491	22,609

Total liabilities	26,906,919	25,565,338

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value-200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized;
9,218,711 and 6,235,035 shares issued and outstanding
at June 30, 2017 and September 30, 2016, respectively	92,187	62,350
Additional paid-in capital	289,584,824	284,649,559
Accumulated deficit	(294,760,523)	(285,391,122)

Total stockholders' deficit	(5,083,512)	(679,213)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 21,823,407	$ 24,886,125

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2017 and 2016
(UNAUDITED)

	RESTATED	RESTATED
	2017	2016

GRANT INCOME AND OTHER	$51,822	$183,726

OPERATING EXPENSES:
Research and development	13,307,275	13,206,400
General & administrative	4,347,830	3,987,011

Total operating expenses	17,655,105	17,193,411

OPERATING LOSS	(17,603,283)	(17,009,685)

GAIN ON DERIVATIVE INSTRUMENTS	9,669,977	8,037,974

INTEREST EXPENSE, NET	(1,436,095)	(1,412,691)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$ (9,369,401)	$ (10,384,402)

NET LOSS PER COMMON SHARE
BASIC	$(1.29)	$ (2.21)
DILUTED	$ (1.34)	$ (2.21)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC	7,235,140	4,696,498
DILUTED	7,292,715	4,696,498

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2017 and 2016
(UNAUDITED)

	RESTATED	RESTATED
	2017	2016

OTHER INCOME	$17,389	$129,975

OPERATING EXPENSES:
Research and development	3,180,401	4,361,509
General & administrative	1,595,707	1,674,614

Total operating expenses	4,776,108	6,036,123

OPERATING LOSS	(4,758,719)	(5,906,148)

GAIN ON DERIVATIVE INSTRUMENTS	790,365	2,508,744

INTEREST EXPENSE, NET	(495,709)	(464,202)

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	$ (4,464,063)	$ (3,861,606)

NET LOSS PER COMMON SHARE
BASIC AND DILUTED	$(0.53)	$(0.78)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
BASIC AND DILUTED	8,405,790	4,965,300

 See notes to financial statements.

 CEL-SCI CORPORATION
 STATEMENTS OF CASH FLOWS
 NINE MONTHS ENDED JUNE 30, 2017 and 2016
(UNAUDITED)

	RESTATED	RESTATED
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (9,369,401)	$ (10,384,402)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	476,103	503,581
Share-based payments for services	151,611	618,890
Equity based compensation	1,002,923	1,263,662
Common stock contributed to 401(k) plan	114,483	120,693
Loss on retired equipment	1,187	115
Gain on derivative instruments	(9,669,977)	(8,037,974)
Amortization of debt discount	21,441	-
Capitalized lease interest	149,209	168,960
(Increase)/decrease in assets:
Receivables	(182,563)	5,854
Prepaid expenses	275,084	267,742
Inventory used for R&D and manufacturing	350,904	142,381
Deposits	154,995	150,000
Increase/(decrease) in liabilities:
Accounts payable	5,514,909	(1,079,423)
Accrued expenses	555,250	86,398
Deferred revenue	-	(138)
Due to employees	103,013	(48,327)
Deferred rent liability	490	3,392

Net cash used in operating activities	(10,350,339)	(16,218,596)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(10,525)	(31,405)
Expenditures for patent costs	-	(5,008)

Net cash used in investing activities	(10,525)	(36,413)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	7,167,773	16,858,029
Proceeds from notes payable	1,510,000	-
Payments on related party loan	-	(1,104,057)
Payments on obligations under capital lease	(2,428)	(6,685)

Net cash provided by financing activities	8,675,345	15,747,287

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,685,519)	(507,722)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,917,996	5,726,682

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,232,477	$5,218,960

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2017 and 2016

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	RESTATED	RESTATED
	2017	2016
Decrease in receivable due under the litigation funding arrangement offset
by the same amount payable to the legal firm providing the services	$305,341	$363,298
Capitalizable patent costs included in accounts payable	11,586	6,801
Capital lease obligation included in accounts payable	2,266	762
Property and equipment acquired through capital lease	26,104	-
Fair value of warrants issued in connection with public offering	4,665,683	7,174,439
Discount on note payable	(1,205,647)	-
Financing costs included in accounts payable	92,467	24,810
Prepaid consulting services paid with issuance of common stock	(37,550)	1,636
Conversion of accrued salaries and fees to note payable	250,000	-

Cash paid for interest expense	$1,413,455	$ 1,433,272

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

Leases – Leases are categorized as either operating or capital leases at inception. Operating lease costs are recognized on a straight-line basis over the term of the lease. An asset and a corresponding liability for the capital lease obligation are established for the cost of capital leases. The capital lease obligation is amortized over the life of the lease. For build-to-suit leases, the Company establishes an asset and liability for the estimated construction costs incurred to the extent that it is involved in the construction of structural improvements or takes construction risk prior to the commencement of the lease. Upon occupancy of facilities under build-to-suit leases, the Company assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If a lease does not meet the criteria to qualify for a sale-leaseback transaction, the established asset and liability remain on the Company's balance sheet. See Note A.

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

 Future minimum lease payments under the San Tomas lease as of June 30, 2017 are as follows:

Three months ending September 30, 2017	$ 423,000
Year ending September 30,
2018	1,747,000
2019	1,808,000
2020	1,872,000
2021	1,937,000
2022	2,004,000
Thereafter	13,758,000
Total future minimum lease obligation	23,549,000
Less imputed interest on financing obligation	(10,389,00)
Net present value of lease financing obligation	13,160,000

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

As of June 30, 2017, material contractual obligations, excluding the San Tomas lease, consisting of operating lease payments are as follows:

Three months ending September 30, 2017	$62,000
Year ending September 30,
2018	251,000
2019	258,000
2020	238,000
2021	163,000
2022	69,000
Total	$1,040,000

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

H.
LOSS PER COMMON SHARE

The following tables provide the details of the basic and diluted loss per-share (LPS) computations:

	Nine Months Ended June 30, 2017
	Net Loss – Restated(1)	Weighted Average Shares	LPS

Basic loss per share	$ (9,369,401)	7,235,140	$(1.29)
Gain on derivatives (2)	(413,651)	57,575

Dilutive loss per share	$ (9,783,052)	7,292,715	$ (1.34)
(1) See Note I - Restatement
(2) Includes Series GG, HH, II, JJ and KK warrants.

	Three Months Ended June 30, 2017
	Net Loss – Restated(1)	Weighted Average Shares	LPS

Basic and dilutive loss per share	$ (4,464,063)	8,405,790	$(0.53)
(1) See Note I - Restatement

	Nine Months Ended June 30, 2016
	Net Loss– Restated(1)	Weighted Average Shares	LPS

Basic and dilutive loss per share	$ (10,384,402)	4,696,498	$ (2.21)
(1) See Note I - Restatement

	Three Months Ended June 30, 2016
	Net Loss – Restated(1)	Weighted Average Shares	LPS

Basic and dilutive loss per share	$ (3,861,606)	4,965,300	$(0.78)
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

The accompanying financial statements for nine and three months ended June 30, 2017 have been restated to reflect the correction of the error for the lease accounting. Accumulated deficit at September 30, 2016, was reduced by $276,855. The following is a summary of the restatements:

	June 30, 2017			September 30, 2016
	PREVIOUSLY REPORTED	ADJUSTMENT	RESTATED	PREVIOUSLY REPORTED	ADJUSTMENT	RESTATED
Total current assets	$ 3,366,071	$ (385,076)	$ 2,980,995	$ 5,887,646	$ (429,821)	$ 5,457,825
Other assets	5,071,255	13,771,157	18,842,412	5,710,601	13,717,699	19,428,300
Total assets	8,437,326	13,386,081	21,823,407	11,598,247	13,287,878	24,886,125
Total liabilities	13,746,687	13,160,232	26,906,919	12,554,315	13,011,023	25,565,338
Stockholders' deficit	(5,309,361)	225,849	(5,083,512)	(956,068)	276,855	(679,213)

	Nine Months Ended June 30,
	2017			2016
	PREVIOUSLY REPORTED	ADJUSTMENT	RESTATED	PREVIOUSLY REPORTED	ADJUSTMENT	RESTATED
Research and development expenses	$ 14,737,073	$ (1,429,798)	$ 13,307,275	$ 14,636,197	$ (1,429,797)	$ 13,206,400
Total operating expenses	19,084,903	(1,429,798)	17,655,105	18,623,208	(1,429,797)	17,193,411
Operating loss	(19,033,081)	1,429,798	(17,603,283)	(18,439,482)	1,429,797	(17,009,685)
Interest income (expense), net	44,709	(1,480,804)	(1,436,095)	49,142	(1,461,833)	(1,412,691)
Net loss	(9,318,395)	(51,006)	(9,369,401)	(10,352,366)	(32,036)	(10,384,402)

Net loss per share - basic	$ (1.29)		$ (1.29)	$ (2.20)		$ (2.21)
Net loss per share - diluted	$ (1.33)		$ (1.34)	$ (2.20)		$ (2.21)

	Three Months Ended June 30,
	2017			2016
	PREVIOUSLY REPORTED	ADJUSTMENT	RESTATED	PREVIOUSLY REPORTED	ADJUSTMENT	RESTATED
Research and development expenses	$ 3,657,000	$ (476,599)	$ 3,180,401	$ 4,838,108	$ (476,599)	$ 4,361,509
Total operating expenses	5,252,707	(476,599)	4,776,108	6,512,722	(476,599)	6,036,123
Operating loss	(5,235,318)	476,599	(4,758,719)	(6,382,747)	476,599	(5,906,148)
Interest income (expense), net	(755)	(494,954)	(495,709)	24,679	(488,881)	(464,202)
Net loss	(4,445,708)	(18,355)	(4,464,063)	(3,849,324)	(12,282)	(3,861,606)

Net loss per share - basic and diluted	$ (0.53)		$ (0.53)	$ (0.78)		$ (0.78)

Accumulated Deficit
PREVIOUSLY REPORTED, SEPTEMBER 30, 2016	$ (285,667,977)
ADJUSTMENT	276,855
RESTATED BALANCE, SEPTEMBER 30, 2016	(285,391,122)

Net loss - RESTATED	(9,369,401)
BALANCE, JUNE 30, 2017	$ (294,760,523)

J.
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

Net interest expense increased by approximately $23,000 for the nine months ended June 30, 2017 compared to June 30, 2016 primarily due to the interest expense incurred on the notes payable and the amortization of the lease liability. Net interest expense increased by approximately $31,000 for the three months ended June 30, 2017 compared to June 30, 2016 primarily due to the interest expense incurred on the notes payable and the amortization of the lease liability.

Research and Development Expenses

The Company’s research and development efforts involve Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Nine months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016
MULTIKINE - Restated	$ 13,041,970	$ 12,915,149	$ 3,091,298	$ 4,266,720
LEAPS	265,305	291,251	89,103	94,789
TOTAL - Restated	$ 13,307,275	$ 13,206,400	$ 3,180,401	$ 4,361,509

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2017. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. As explained in Note I, to the accompanying financial statements which are part of this report, in November 2017, the Company discovered an error in the way it accounted for the lease for its manufacturing facility. Management has concluded that the correction of the error for this lease, the lack of impairment assessment for the related asset, and the operating effectiveness of the financial close process are control deficiencies that constitute material weaknesses. Based on the above, the Company’s Chief Executive and Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2017.

Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of its Chief Executive and Chief Financial Officer, has evaluated whether any change in the Company’s internal control over financial reporting occurred during the first nine months of fiscal year 2017. There was no change in the Company’s internal control over financial reporting during the nine months ended June 30, 2017.

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