Form 10-K
period 2017-09-30
CEL SCI CORP
filed 2017-12-29
CIK 725363

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

(X)  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017.

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):
Yes [ ]  No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2017, as quoted on the NYSE American, was $17,625,571.

As of December 21, 2017, the Registrant had 13,206,316 issued and outstanding shares of common stock.

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

CEL-SCI’s immune therapy, Multikine, is being used in a different way than immune therapy is usually used. It is given before any other therapy has been administered because that is when the immune system is thought to be strongest. It is also administered locally to treat tumors or infections. For example, in the Phase 3 clinical trial, Multikine is given locally at the site of the tumor as a first line treatment before surgery, radiation and/or chemotherapy. The goal is to help the intact immune system kill the micro metastases that usually cause recurrence of the cancer. In short, CEL-SCI believes that local administration and administration before weakening of the immune system by chemotherapy and radiation will result in higher efficacy with less or no toxicity.

CEL-SCI is also investigating a different peptide-based immunotherapy (LEAPS-H1N1-DC) as a possible treatment for H1N1 hospitalized patients and as a vaccine (CEL-2000 and CEL-4000) for Rheumatoid Arthritis (currently in preclinical testing) using its LEAPS technology platform. CEL-SCI was recently awarded a Phase 2 Small Business Innovation Research (SBIR) grant in the amount of $1.5 million from the National Institutes of Health (NIH). This grant will provide funding to allow CEL-SCI to advance its first LEAPS product candidate, CEL-4000, towards an Investigational New Drug (IND) application, by funding GMP manufacturing, IND enabling studies, and additional mechanism of action studies.

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

On June 25, 2017 a 1-for-25 reverse stock split of CEL-SCI’s common stock became effective on the NYSE American. Unless otherwise indicated, all per share amounts have been adjusted for this reverse stock split.

CEL-SCI’S PRODUCTS

CEL-SCI is dedicated to research and development directed at improving the treatment of cancer and other diseases by using the immune system, the body’s natural defense system. CEL-SCI is currently focused on the development of the following product candidates and technologies:

1)
Multikine, an investigational immunotherapy under development for the potential treatment of certain head and neck cancers;

2)
L.E.A.P.S. (Ligand Epitope Antigen Presentation System) technology, or LEAPS, with two investigational therapies, LEAPS-H1N1-DC, a product candidate under development for the potential treatment of pandemic influenza in hospitalized patients, and CEL-2000 and CEL-4000, vaccine product candidates under development for the potential treatment of rheumatoid arthritis.

MULTIKINE

CEL-SCI’s lead investigational therapy, Multikine, is currently being developed as a potential therapeutic agent directed at using the immune system to produce an anti-tumor immune response. Data from Phase 1 and Phase 2 clinical trials suggest that Multikine may help the immune system “see” the tumor and then attack it, enabling the body’s own anti-tumor immune response to fight the tumor. Multikine is the trademark that CEL-SCI has registered for this investigational therapy, and this proprietary name is subject to review by the U.S. Food and Drug Administration, or FDA, in connection with CEL-SCI’s future anticipated regulatory submission for approval. Multikine has not been licensed or approved for sale, barter or exchange by the FDA or any other regulatory agency, such as the European Medicine Agency, or EMA. Neither has its safety or efficacy been established for any use.

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

Multikine is designed to be used in a different way than immune therapy is generally being used. Generally immunotherapy is given to patients who have already failed other treatments ~~of~~ such as surgery, radiation and/or chemotherapy and most of the time it is administered systemically.  Multikine on the other hand is administered locally to treat tumors and their microenvironment before any other therapy has been administered because it is believed that this is the time when the immune system is thought to be most amenable to activation against the tumor.  For example, in the Phase 3 clinical trial, Multikine is injected locally at the site of the tumor and near the adjacent draining lymph nodes as a first line of treatment before surgery, radiation and/or chemotherapy because that is when the immune system is thought to be strongest. The goal is to help the intact immune system recognize and kill the tumor micro metastases that usually cause recurrence of the cancer. In short, CEL-SCI believes that the local administration and administration of Multikine and its administration before weakening of the immune system by chemotherapy and radiation will result in better anti-tumor response than if Multikine were administered as a second- or later-line therapy. In clinical studies of Multikine, administration of the investigational therapy to head and neck cancer patients has demonstrated the potential for lesser or no appreciable toxicity.

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

This trial is currently primarily under the management of two clinical research organizations, or CROs: ICON Inc., or ICON, and Ergomed Clinical Research Limited, or Ergomed.

The Phase 3 study was designed with the objective that, if the study endpoint, which is an improvement in overall survival of the subjects treated with the Multikine treatment regimen plus the current standard of care (SOC) as compared to subjects treated with the current SOC only, is satisfied, the study results are expected to be used to support applications that CEL-SCI plans to submit to regulatory agencies in order to seek commercial marketing approvals for Multikine in major markets around the world. This assessment can only be made when a certain number of deaths have occurred in these two main comparator groups of the study.

The primary endpoint for the protocol for this Phase 3 head and neck cancer study required that a 10% increase in overall survival be obtained in the Multikine group which also is administered CIZ (CIZ = low dose (non-chemotherapeutic) of cyclophosphamide, indomethacin and Zinc-multivitamins) all of which are thought to enhance Multikine activity), plus Standard of Care (Surgery + Radiotherapy or Chemoradiotherapy) arm of the study over the Control comparator (Standard of Care alone) arm. As the study was designed, the final determination of whether this endpoint had been successfully reached could only be determined when 298 events (deaths) had occurred in the combined comparator arms of the study.

Nine hundred twenty-eight (928) newly diagnosed head and neck cancer patients have been enrolled in this Phase 3 cancer study and all the patients who have completed treatment continue to be followed for protocol-specific outcomes in accordance with the Study Protocol. The last patient was enrolled in the study in September 2016. Approximately 135 patients were enrolled in the study from 2011 to 2013, about 195 were enrolled in 2014, about 340 in 2015, and about 260 in 2016. The study protocol assumed an overall survival rate of about 55% at 3 years for the SOC treatment group alone. At this point in the study the 928 patients enrolled in the study are being followed-up as required by the study protocol.

Since CEL-SCI launched its Phase 3 clinical trial for Multikine, CEL-SCI has incurred expenses of approximately $45.9 million as of September 30, 2017 on direct costs for the Phase 3 clinical trial. CEL-SCI estimates it will incur additional expenses of approximately $13.0 million for the remainder of the Phase 3 clinical trial. It should be noted that this estimate is based only on the information currently available in CEL-SCI’s contracts with the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., the manufacturing of the drug. This number may be affected by the rate of death accumulation in the study, foreign currency exchange rates, and many other factors, some of which cannot be foreseen today. It is therefore possible that the cost of the Phase 3 clinical trial will be higher than currently estimated.

Throughout the course of the Phase 3 study, an Independent Data Monitoring Committee, or IDMC, has met periodically to review safety data from the Phase 3 study, and the IDMC is expected to continue doing so throughout the remainder of the Phase 3 study. At various points in the study at which the IDMC has completed review of the safety data and has issued recommendations, it has recommended that the Phase 3 study may continue. However, on one occasion, in the spring of 2014, the IDMC made a recommendation that the study be closed. This recommendation by the IDMC was reversed following review of additional information submitted by CEL-SCI, and the IDMC recommended that the study continue. In the spring of 2016, with close to 800 patients enrolled, the IDMC made a recommendation that enrollment in the Phase 3 study should stop, but that patients already enrolled in the study should continue treatment and follow-up. CEL-SCI responded to this letter and indicated it would address the remaining three requests, generally relating to study design considerations that were not part of the IDMC recommendation in follow-up correspondence. Subsequent to this correspondence, CEL-SCI submitted a complete response to the IDMC addressing all of their requests, as well as providing to them a copy of the suggested protocol amendment which was sent to the FDA for review and comment, as was requested by the IDMC. The IDMC did not provide any additional response following the additional submission to them.

On September 26, 2016, CEL-SCI received notice from the FDA that the Phase 3 clinical trial in advanced primary head and neck cancer has been placed on partial clinical hold. In August 2017, FDA removed the clinical hold on the Phase 3 study and informed CEL-SCI that all clinical trial activities under this Investigational New Drug application (IND) may resume.

In September 2016, the last patient was accrued to the study. A total of 928 randomized patients were enrolled in the study as of that date. In December 2016, and again in February 2017 the IDMC reviewed the data from the Study, but offered no recommendation as they awaited the outcome of discussions with the FDA regarding the clinical hold, which was subsequently removed by the FDA on August 10, 2017.

On December 7, 2017 CEL-SCI announced that the IDMC had completed its most recent review of the Phase 3 study data. The data from all 928 enrolled patients were provided to the IDMC by the clinical research organization (CRO) responsible for data management of this Phase 3 study. The IDMC made the following observation and recommendation, a) the IDMC saw no evidence of any significant safety questions and b) the IDMC recommends continuing the study.

On December 11, 2017 CEL-SCI announced that the Phase 3 clinical study is fully enrolled and will not need to enroll more patients.

Ultimately, the decision as to whether CEL-SCI’s drug product candidate is safe and effective can only be made by FDA and/or by other regulatory authorities based upon an assessment of all of the data from an entire drug development program submitted as part of an application for marketing approval. As detailed elsewhere in this report the current Phase 3 clinical study for CEL-SCI’s investigational drug may or may not be able to be used as the pivotal study supporting a marketing application in the United States, and, if not, at least one entirely new Phase 3 pivotal study would need to be conducted to support a marketing application in the United States.

Follow-Up Analysis of Overall Survival in Phase 2 Patients

Prior to starting the Phase 3 study, CEL-SCI had tested Multikine in over 200 patients. The following is a summary of results from CEL-SCI’s last Phase 2 study conducted with Multikine. This study employed the same treatment protocol as is being followed in CEL-SCI’s Phase 3 study:

●
Reported potential for improved survival: In a follow-up analysis of the Phase 2 clinical study population, which used the same dosage and treatment regimen as is being used in the Phase 3 study, head and neck cancer patients with locally advanced primary disease who received the investigational therapy Multikine as first-line investigational therapy, followed by surgery and radiotherapy, were reported by the clinical investigators to have had a 63.2% overall survival, or OS, rate at a median of 3.33 years from surgery. This percentage of OS was arrived at as follows: of the 21 subjects enrolled in the Phase 2 study, the consent for the survival follow-up portion of the study was received from 19 subjects. OS was calculated using the entire treatment population that consented to the follow-up portion of the study (19 subjects), including two subjects who, as later determined by three pathologists blinded to the study, did not have oral squamous cell carcinoma, or OSCC. These two subjects were thus not evaluable per the protocol and were not included in the pathology portion of the study for purposes of calculating complete response rate, as described below, but were included in the OS calculation. The overall survival rate of subjects receiving the investigational therapy in this study was compared to the overall survival rate that was calculated based upon a review of 55 clinical trials conducted in the same cancer population (with a total of 7,294 patients studied), and reported in the peer reviewed scientific literature between 1987 and 2007. Review of this literature showed an approximate survival rate of 47.5% at 3.5 years from treatment. Therefore, the results of CEL-SCI's final Phase 2 study were considered to be potentially favorable in terms of overall survival, recognizing the limitations of this early-phase study. It should be noted that an earlier investigational therapy Multikine study appears to lend support to the overall survival findings described above - Feinmesser et al Arch Otolaryngol. Surg. 2003. However, no definitive conclusions can be drawn from these data about the potential efficacy or safety profile of this investigational therapy. Moreover, further research is required, and these results must be confirmed in the Phase 3 clinical trial of this investigational therapy that is currently in progress. Subject to completion of that Phase 3 clinical trial and the FDA’s review and acceptance of CEL-SCI's entire data set on this investigational therapy, CEL-SCI believes that these early-stage clinical trial results indicate the potential for the Multikine product candidate to become a treatment for advanced primary head and neck cancer, if approved.

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

The clinical significance of these and other data, to date, from the multiple Multikine clinical trials, is not yet known. These preliminary clinical data do suggest the potential to demonstrate a possible improvement in the clinical outcome for patients treated with Multikine.

Peri-Anal Warts and Cervical Dysplasia in HIV/HPV Co-Infected Patients

HPV is a very common sexually transmitted disease in the United States and other parts of the world. It can lead to cancer of the cervix, penis, anus, esophagus and head and neck. CEL-SCI’s focus in HPV, however, is not on developing an antiviral for the potential treatment or prevention of HPV in the general population. Instead, the focus is on developing an immunotherapy product candidate designed to be administered to patients who are immune-suppressed by other diseases, such as HIV, and who are therefore less able or unable to control HPV and its resultant or co-morbid diseases. Such patients have limited treatment options available to them.

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

In July 2015, CEL-SCI added a clinical site at the University of California, San Francisco, or UCSF, and Key Opinion Leader, or KOL, to the ongoing Phase 1 study. In August 2016, the U.S. Navy discontinued this Phase 1 study because of difficulties in enrolling patients. UCSF is continuing with the study. The Company will not continue with this indication because 1) the patient enrollment is extremely slow and 2) it needs to focus its resources on the Phase 3 study.

In October 2013, CEL-SCI entered into a co-development and profit sharing agreement with Ergomed for development of Multikine as a potential treatment of HIV/HPV co-infected men and women with peri-anal warts. This agreement is supporting the development of Multikine with UCSF.

The treatment regimen for this Phase 1 study of up to 15 HIV/HPV co-infected patient volunteers with peri-anal warts is identical to the regimen that was used in an earlier Institutional Review Board-approved Multikine Phase 1 study in HIV/HPV co-infected patients, which was conducted at the University of Maryland. In that study, the Multikine investigational therapy was administered to HIV/HPV co-infected women with cervical dysplasia, resulting in visual and histological evidence of clearance of lesions in three out of the eight subjects.

Furthermore, in this cervical dysplasia Phase 1 study, the number of HPV viral sub-types in three volunteer subjects tested were reduced post-treatment with Multikine, as opposed to pre-treatment, as determined by in situ polymerase chain reaction performed on tissue biopsy collected before and after Multikine treatment. As reported by the investigators in the earlier study, the study volunteers, except one subject volunteer, all appeared to tolerate the treatment with no reported serious adverse events.

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

MANUFACTURING FACILITY

Before starting the Phase 3 clinical trial, for reasons related to regulatory considerations, CEL-SCI needed to build a dedicated manufacturing facility to produce Multikine. This facility has been completed and validated, and has produced multiple clinical lots for the Phase 3 clinical trial. The facility has also passed review by a European Union Qualified Person on several occasions.

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

On September 19, 2017, CEL-SCI announced that it has been awarded a Phase 2 Small Business Innovation Research (SBIR) grant in the amount of $1.5 million from the National Institute of Arthritis Muscoskeletal and Skin Diseases, which is part of the National Institutes of Health (NIH). This grant will provide funding to allow CEL-SCI to advance its first LEAPS product candidate, CEL-4000, towards an Investigational New Drug (IND) application, by funding GMP manufacturing, IND enabling studies, and additional mechanism of action studies. The work is being conducted at CEL-SCI’s research laboratory and Rush University Medical Center in Chicago, Illinois in the laboratories of Tibor Glant, MD, Ph.D., The Jorge O. Galante Professor of Orthopedic Surgery and Katalin Mikecz, MD, Ph.D. Professor of Orthopedic Surgery & Biochemistry. The grant was awarded based on published data described below by Dr. Glant's team in collaboration with CEL-SCI showing that the administration of a proprietary peptide using CEL-SCI's LEAPS technology prevented the development, and lessened the severity, including inflammation, of experimental proteoglycan induced arthritis (PGIA or GIA) when it was administered after the disease was induced in the animals.

In July 2014, CEL-SCI announced that it has been awarded a Phase 1 Small Business Innovation Research (SBIR) grant in the amount of $225,000 from the National Institute of Arthritis Muscoskeletal and Skin Diseases, which is part of the National Institutes of Health. The grant funded the development of CEL-SCI’s LEAPS technology as a potential treatment for rheumatoid arthritis, an autoimmune disease of the joints. The work was conducted at Rush University Medical Center in Chicago, Illinois in the laboratories of Tibor Glant, MD, Ph.D., The Jorge O. Galante Professor of Orthopedic Surgery; Katalin Mikecz, MD, Ph.D. Professor of Orthopedic Surgery & Biochemistry; and Allison Finnegan, Ph.D. Professor of Medicine.

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

In February 2017 and November 2016, CEL-SCI announced new preclinical data that demonstrate its investigational new drug candidate CEL-4000 has the potential for use as a therapeutic vaccine to treat rheumatoid arthritis. This efficacy study was supported in part by the SBIR Phase I Grant and was conducted in collaboration with Drs. Katalin Mikecz and Tibor Glant, and their research team at Rush University Medical Center in Chicago, IL.

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

INTELLECTUAL PROPERTY

Patents and other proprietary rights are essential to CEL-SCI’s business. CEL-SCI files patent applications to protect its technologies, inventions and improvements to its inventions that CEL-SCI considers important to the development of its business. CEL-SCI’S intellectual property portfolio covers its proprietary technologies, including Multikine and LEAPS, by multiple issued patents and pending patent applications in the United States and in key foreign markets.

Multikine is protected by a US patent, which is a composition-of-matter patent issued in May 2005 that, in its current format, expires in 2023. Additional composition-of-matter patents for Multikine have been issued in Germany (issued in June 2011 and currently set to expire in 2025), China (issued in May 2011 and currently set to expire in 2024), Japan (issued in November 2012 and currently set to expire in 2025), and three in Europe (issued in September 2015, May 2016 and October 4, 2017, currently set to expire in 2025 and 2026). In September 2017 CEL-SCI announced that the European Patent Office has issued a new patent to CEL-SCI for Multikine. Patent # EP 1 879 618 B1, titled “A Method for Modulating HLA Class II Tumor Cell Surface Expression With A Cytokine Mixture,” addresses Multikine’s mechanism of action to make tumors more visible to the immune system. This new patent is important because, along with the other Multikine issued patents, it addresses how Multikine enables the immune system to recognize and attack the tumor. One way tumor cells evade the immune system is by expressing human leukocyte antigens (HLA) on the tumor cell surface, thus appearing as ‘self’ to the immune cells and therefore the tumor cells are not attacked. It is important to note that the tumors of the Multikine-treated responders in CEL-SCI’s prior Phase 2 studies had no HLA Class II expressed on the cell surface following Multikine treatment as compared to controls. This points to Multikine’s ability to modulate HLA expression on the tumor cell surface, thereby allowing the immune system to recognize and attack the tumor.

In addition to the patents that offer certain protections for Multikine, the method of manufacture for Multikine, a complex biological product, is held by CEL-SCI as trade secret.

LEAPS is protected by patents in the United States issued in February 2006, April 2007, and August 2007. The LEAPS patents, which expire in 2021, 2022 and 2021, respectively, include overlapping claims, with composition of both matter (new chemical entity), process and methods-of-use, to maximize and extend the coverage in their current format. In October 2017, a patent was issued in Europe for LEAPS, which expires in 2029. Additional patent applications are pending in the United States and Europe that could offer protection through 2034.

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

As of December 21, 2017, there were no contested proceedings and/or third party claims with respect to CEL-SCI’s patents or patent applications.

ITEM 1B. RISK FACTORS

The risks described below could adversely affect the price of CEL-SCI’s common stock.

Risks Related to CEL-SCI

CEL-SCI has identified material weaknesses in its internal control over financial reporting which could, if not remediated, result in material misstatements in CEL-SCI’s financial statements.

CEL-SCI’s management is responsible for establishing and maintaining adequate internal control over its financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. CEL-SCI’s management identified material weaknesses in the internal control over financial reporting as of September 30, 2016. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of CEL-SCI’s annual or interim financial statements will not be prevented or detected on a timely basis.

CEL-SCI discovered an error in the way it accounted for the lease for its manufacturing facility. The accounting error was determined to be a material weakness in CEL-SCI’s internal control over financial reporting as of September 30, 2016 relating to CEL-SCI’s financial close process for non-routine transactions including the accounting for leases and the assessment of impairment of long-lived assets. The errors were identified during the course of the preparation of its financial statements and other financial data for its fiscal year ended September 30, 2017, as well as its assessment of its disclosure controls and procedures and internal control over financial reporting as of that date. This resulted in CEL-SCI filing an amended 10-K/A for the year ended September 30, 2016, that disclosed these material weaknesses and the impact of the restatement to the previously issued financial statements. These material weaknesses continue to exist at September 30, 2017 and CEL-SCI is in the process of remediating these material weaknesses.

If the remedial measures CEL-SCI has begun implementing that are designed to address these material weaknesses are insufficient to address these material weaknesses, or if additional material weaknesses or significant deficiencies in CEL-SCI’s internal control are discovered or occur in the future, the financial statements may contain material misstatements and CEL-SCI could be required to restate its financial results.

CEL-SCI has incurred significant losses since inception, and CEL-SCI anticipates that it will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

CEL-SCI has a history of net losses, expects to incur substantial losses and have negative operating cash flow for the foreseeable future, and may never achieve or maintain profitability.  Since the date of its formation and through September 30, 2017, CEL-SCI incurred net losses of approximately $300 million. CEL-SCI has relied principally upon the proceeds from the public and private sales of its securities to finance its activities to date. To date, CEL-SCI has not commercialized any products or generated any revenue from the sale of products, and CEL-SCI does not expect to generate any product revenue for the foreseeable future. CEL-SCI does not know whether or when it will generate product revenue or become profitable.

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

●
seeks regulatory approvals for product candidates; and

●
implements additional internal systems and infrastructure.

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

As of September 30, 2017, CEL-SCI had cash and cash equivalents of approximately $2.4 million.  CEL-SCI believes that it will continue to expend substantial resources for the foreseeable future developing Multikine, LEAPS and any other product candidates or technologies that it may develop or acquire. These expenditures will include costs associated with research and development, potentially obtaining regulatory approvals and having the products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of the current and anticipated clinical trials is highly uncertain, CEL-SCI cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of the product candidates.

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

Based on the current operating plan, and absent any future financings or strategic partnerships, CEL-SCI believes that its existing cash and cash equivalents and investments will be sufficient to fund its projected operating expenses and capital expenditure requirements into March 2018. However, CEL-SCI’s operating plan may change as a result of many factors currently unknown to CEL-SCI, and CEL-SCI may need additional funds sooner than planned. Additional funds may not be available when CEL-SCI needs them on terms that are acceptable to CEL-SCI, or at all. If adequate funds are not available to CEL-SCI on a timely basis, CEL-SCI may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for Multikine, LEAPS, or any other product candidates or technologies that CEL-SCI develops or acquires, or delay, limit, reduce or terminate its sales and marketing capabilities or other activities that may be necessary to commercialize its product candidates. Due to recurring losses from operations and future liquidity needs, there is substantial doubt about CEL-SCI’s ability to continue as a going concern without additional capital becoming available. The doubt about CEL-SCI’s ability to continue as a going concern could have an adverse impact on CEL-SCI’s ability to execute its business plan, result in the reluctance on the part of certain suppliers to do business with CEL-SCI, or adversely affect CEL-SCI’s ability to raise additional debt or equity capital.

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

The hearing (the “trial”) started on September 26, 2016 and was originally scheduled to end in November/December of 2016. On November 13, 2017, CEL-SCI announced that the last witness in the arbitration hearing testified on November 8, 2017, and no further witnesses or testimony are expected. With that final witness, the testimony phase of the arbitration concluded. All that remains at the trial level are closing statements and post-trial submissions.

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

●
the potential and perceived advantages of such product candidate over alternative treatments, especially with respect to patient subsets that are targeted with such product candidate;

●
the safety of such product candidate seen in a broader patient group, including its use outside the approved indications;

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

Our Independent Registered Public Accountants have included in their report on our financial statements a paragraph stating that we may be unable to continue as a going concern.

As a result of our recurring losses from operations, our independent registered public accounting firm, BDO USA, LLP, has issued a report in connection with their audit of our financial statements for the year ended September 30, 2017, that included an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. The doubt about our ability to continue as a going concern could have an adverse impact on our ability to execute our business plan, result in the reluctance on the part of certain suppliers to do business with us, or adversely affect our ability to raise additional debt or equity capital.

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

It remains possible that the regulatory authorities could determine that the Phase 3 study is not sufficient to support a marketing application in the United States. Under this circumstance, at least one entirely new Phase 3 clinical trial would need to be conducted to support a marketing application in the United States. If there is a need to conduct an additional Phase 3 clinical trial, any such requirement would have significant and severe material consequences for CEL-SCI and could impact CEL-SCI’s ability to continue as a going concern.

CEL-SCI could also encounter significant delays and/or need to terminate a development program for a product candidate if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of the product candidates in addition to existing treatments that have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by CEL-SCI, one or more of the IRBs for the institutions in which such trials are being conducted, by CEL-SCI upon a final recommendation by the Independent Data Monitoring Committee, or IDMC, with which CEL-SCI agrees for such trial, or by FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or the clinical protocols, as a result of inspection of the clinical trial operations or trial site(s) by FDA or other regulatory authorities, the imposition of a clinical hold or partial clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. The occurrence of any one or more of these events would have significant and severe material consequences for CEL-SCI and could impact CEL-SCI’s ability to continue as a going concern.

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

CEL-SCI cannot be certain when or under what conditions it will undertake future clinical trials.  A variety of issues may delay the Phase 3 clinical trial for Multikine. Early trials for the other product candidates, or the plans for later trials, may not satisfy the requirements of regulatory authorities, such as the FDA. CEL-SCI may fail to find subjects willing to enroll in the trials. CEL-SCI manufactures Multikine in its manufacturing facility, but relies on third-party vendors to manage the trial process and other activities, and these vendors may fail to meet appropriate standards.  Accordingly, the clinical trials relating to the product candidates may not be completed on schedule, the FDA or foreign regulatory agencies may order CEL-SCI to stop or modify research, or these agencies may not ultimately approve any of the product candidates for commercial sale. Varying interpretations of the data obtained from pre-clinical and clinical testing could delay, limit or prevent regulatory approval of the product candidates. The data collected from the clinical trials may not be sufficient to support regulatory approval of the various product candidates, including Multikine. The failure to adequately demonstrate the safety and efficacy of any of the product candidates would delay or prevent regulatory approval of the product candidates in the United States, which could prevent CEL-SCI from achieving profitability. Although CEL-SCI had positive results in the Phase 2 trials for Multikine, those results were for a very small sample set, and CEL-SCI will not know how Multikine will perform in a larger set of subjects until CEL-SCI is well into, or completes, the Phase 3 clinical trial.

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

CEL-SCI has only limited experience in filing and pursuing applications necessary to gain regulatory approvals.  The lack of experience may impede its ability to obtain timely approvals from regulatory agencies, if at all. CEL-SCI will not be able to commercialize Multikine and other product candidates until CEL-SCI has obtained regulatory approval.  In addition, regulatory authorities may also limit the types of patients to which CEL-SCI or its third-party partners may market Multikine or the other product candidates. Any failure to obtain or any delay in obtaining required regulatory approvals may adversely affect CEL-SCI’s or its third-party partners’ ability to successfully market the product candidates.

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

Undesirable side effects caused by its product candidates could cause CEL-SCI or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or other comparable foreign authorities. Results of the clinical trials could reveal a high and unacceptable severity and/or prevalence of these or other side effects. In such an event, the trials could be suspended or terminated and the FDA or comparable foreign regulatory authorities could order CEL-SCI to cease further development of, or deny approval of, the product candidates for any or all targeted indications. The drug-related side effects could affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. Any of these occurrences may harm CEL-SCI’s business, financial condition and prospects significantly.

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

CEL-SCI has relied upon and plans to continue to rely upon third-party CROs to prepare for, conduct, monitor and manage data for its ongoing preclinical and clinical programs. CEL-SCI relies on these parties for all aspects of the execution of its preclinical studies and clinical trials, and although CEL-SCI diligently oversees and carefully manages the CROs, CEL-SCI directly controls only certain aspects of their activities and relies upon them to provide timely, complete, and accurate reports on the conduct of the studies. Although such third parties provide support and represent CEL-SCI for regulatory purposes in the context of the clinical trials, ultimately CEL-SCI is responsible for ensuring that each of the studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and the reliance on the CROs does not relieve CEL-SCI of its regulatory responsibilities. CEL-SCI and the CROs acting on CEL-SCI’s behalf, as well as principal investigators and trial sites, are required to comply with Good Clinical Practice, or GCP, and other applicable requirements, which are implemented through regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of the products in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If CEL-SCI or any of the CROs fail to comply with applicable GCPs or other applicable regulations, the clinical data generated in the clinical trials may be determined to be unreliable and CEL-SCI may therefore need to enroll additional subjects in the clinical trials, or the FDA, EMA or comparable foreign regulatory authorities may require CEL-SCI to perform an additional clinical trial or trials before approving the marketing applications. Moreover, if CEL-SCI or any of the CROs, principal investigators, or trial sites, fail to comply with applicable regulatory and GCP requirements, CEL-SCI, the CROs, principal investigators, or trial sites may be subject to enforcement actions, such as fines, warning letters, untitled letters, clinical holds, civil or criminal penalties, and/or injunctions. CEL-SCI cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of the clinical trials comply with GCP regulations. In addition, the clinical trials must be conducted with product produced under GMP regulations. The failure to comply with these regulations may require CEL-SCI to delay or repeat clinical trials, which would delay the regulatory approval process.

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

The current and future relationships with healthcare professionals, principal investigators, consultants, potential customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable healthcare laws and regulations.

Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which CEL-SCI obtains marketing approval. The current and future arrangements with healthcare professionals, principal investigators, consultants, potential customers and third-party payors may expose CEL-SCI to broadly applicable healthcare laws, including, without limitation:

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

Sales of CEL-SCI’s product candidates will depend substantially, both domestically and abroad, on the extent to which the costs of the product candidates will be paid by health maintenance, managed care, pharmacy benefit, and similar healthcare management organizations, or reimbursed by government authorities, private health insurers and other third-party payors. CEL-SCI anticipates that government authorities and other third-party payors will continue efforts to contain healthcare costs by limiting the coverage and reimbursement levels for new drugs. If coverage and reimbursement are not available, or are available only to limited levels, CEL-SCI may not be able to successfully commercialize its product candidates. Even if coverage is provided, the approved reimbursement amount may not be high enough to allow CEL-SCI to establish or maintain pricing sufficient to realize a return on its investment. It is difficult to predict at this time what third-party payors will decide with respect to the coverage and reimbursement for CEL-SCI’s product candidates.

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

In addition, other legislative changes have been proposed and adopted in the United States since the Affordable Care Act was enacted. On August 2, 2011, the Budget Control Act of 2011 among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation's automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2024 unless additional Congressional action is taken. On January 2, 2013, former President Obama signed into law the American Taxpayer Relief Act of 2012, which, among other things, further reduced Medicare payments to several providers, including hospitals, imaging centers and cancer treatment centers. On April 16, 2015, former President Obama signed into law the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA. Among other things, MACRA creates incentives for physicians to participate in alternative payment models under Medicare that emphasize quality and value in place of the traditional, volume-based fee-for-service program. CEL-SCI expects that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for its product candidates or additional pricing pressures.

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

CEL-SCI’s commercial success will depend in part on its ability to obtain additional patents and protect its existing patent position, as well as its ability to maintain adequate intellectual property protection for the technologies, product candidates, and any future products in the United States and other countries. If CEL-SCI does not adequately protect its technology, product candidates and future products, competitors may be able to use or practice them and erode or negate any competitive advantage CEL-SCI may have, which could harm CEL-SCI’s business and its ability to achieve profitability. The laws of some foreign countries do not protect the proprietary rights to the same extent or in the same manner as U.S. laws, and CEL-SCI may encounter significant problems in protecting and defending its proprietary rights in these countries. CEL-SCI will be able to protect its proprietary rights from unauthorized use by third parties only to the extent that its proprietary technologies, product candidates and any future products are covered by valid and enforceable patents or are effectively maintained as trade secrets.

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

CEL-SCI considers proprietary trade secrets and/or confidential know-how and unpatented know-how to be important to its business.  Much of the intellectual property pertains to CEL-SCI’S manufacturing system, certain aspects of which may not be suitable for patent filings and must be protected as trade secrets and/or confidential know-how.  This type of information must be protected diligently by CEL-SCI to protect its disclosure to competitors, since legal protections after disclosure may be minimal or non-existent.  Accordingly, much of the value of this intellectual property is dependent upon the ability of CEL-SCI to keep its trade secrets and know-how confidential.

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

CEL-SCI expects that significant additional capital will be needed in the future to continue its planned operations. To raise additional capital, CEL-SCI may in the future offer additional shares of its common stock or other securities convertible into or exchangeable for its common stock.    To the extent CEL-SCI raises additional capital by issuing equity securities, CEL-SCI’s stockholders may experience substantial dilution. These sales may result in material dilution to CEL-SCI’s existing stockholders and new investors could gain rights superior to existing stockholders.

CEL-SCI’s outstanding options, warrants and convertible notes may adversely affect the trading price of its common stock.

As of September 30, 2017, there were outstanding warrants, convertible notes and options which allow the holders to purchase 11,558,444 shares of common stock that may be issued upon the exercise of outstanding warrants, with a weighted average exercise price of $8.40 per share, 1,166,106 shares that may be issued upon the conversion of outstanding notes, with a weighted average conversion price of $1.97 per share and 1,239,844 shares that may be issued upon the exercise of outstanding options, with a weighted average exercise price of $16.44 per share. The outstanding options, notes and warrants could adversely affect the ability of CEL-SCI to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when CEL-SCI may be able to obtain additional capital through a new offering of securities on terms more favorable to CEL-SCI than the terms of the outstanding options and warrants.  For the life of the options, notes and warrants, the holders have the opportunity to profit from a rise in the market price of its common stock without assuming the risk of ownership.  The issuance of shares upon the exercise or conversion of outstanding options, notes and warrants will also dilute the ownership interests of CEL-SCI’s existing stockholders.

CEL-SCI’s ability to utilize its net operating loss carryforwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes to offset its post-change income may be limited. As a result of public offerings and other transactions, CEL-SCI may experience ownership changes in the future based on subsequent shifts in CEL-SCI’s stock ownership, some of which are outside its control. As a result, the ability to use the pre-change net operating loss carryforwards and other pre-change tax attributes to offset U.S. federal taxable income may be subject to limitations, which could result in increased tax liability to CEL-SCI.

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

●
development of new technologies that may make CEL-SCI’s technology less attractive;

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

CEL-SCI has been advised that it is not in compliance with certain continued listing standards of the NYSE American.

On December 9, 2016, CEL-SCI received a letter from the NYSE American, its current listing exchange, which advised CEL-SCI that, based upon its quarterly report for the quarter ended June 30, 2016, CEL-SCI was noncompliant with certain continued listing standards of the NYSE American. CEL-SCI can maintain its listing by submitting a plan of compliance by January 9, 2017. This plan must advise of actions CEL-SCI has taken or will take to regain compliance with the continued listing standards by June 11, 2018. CEL-SCI submitted such a plan on January 9, 2017. On February 24, 2017, the NYSE American accepted CEL-SCI’s plan of compliance and granted CEL-SCI until June 11, 2018 to regain compliance with the continued listing standards. Although, the NYSE American will not normally remove the securities if an issuer has a market capitalization of at least $50 million if CEL-SCI does not make sufficient progress under the plan to reestablish compliance by June 11, 2018, the staff of the exchange may initiate proceedings to delist CEL-SCI’s securities from the NYSE American. CEL-SCI may appeal a delisting determination in accordance with the rules of the exchange.

The letter from the NYSE American has no immediate effect on the listing of CEL-SCI’s securities on the exchange.

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

The fee-shifting provision contained in Article X of the bylaws is not limited to specific types of actions, but is rather potentially applicable to the fullest extent permitted by law. Fee-shifting bylaws are relatively new and untested. The case law and potential legislative action on fee-shifting bylaws are evolving and there exists considerable uncertainty regarding the validity of, and potential judicial and legislative responses to, such bylaws. For example, it is unclear whether the ability to invoke the fee-shifting bylaw in connection with claims under the federal securities laws would be pre-empted by federal law. Similarly, it is unclear how courts might apply the standard that a claiming stockholder must obtain a judgment that substantially achieves, in substance and amount, the full remedy sought. The application of the fee-shifting bylaw in connection with such claims, if any, will depend in part on future developments of the law. CEL-SCI cannot assure its shareholders that CEL-SCI will or will not invoke the fee-shifting bylaw in any particular dispute In addition, given the unsettled state of the law related to fee-shifting bylaws, such as CEL-SCI’s, CEL-SCI may incur significant additional costs associated with resolving disputes with respect to such bylaw, which could adversely affect its business and financial condition.

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

CEL-SCI has a 17,900 square foot laboratory located in Baltimore, Maryland. The laboratory is leased by CEL-SCI at a cost of approximately $13,000 per month. The laboratory lease expires on February 28, 2022.

In August 2007, CEL-SCI leased a building near Baltimore, Maryland (the San Tomas lease). The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI’s specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI’s Phase 3 clinical trial and sales of the drug if approved by the FDA. The lease expires on October 31, 2028 and required annual base rent payments of approximately $1.7 million during the twelve months ended September 30, 2017. The annual base rent escalates each year at 3% beginning on November 1st. CEL-SCI is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities, which were approximately $46,000 per month as of September 30, 2017. The lease allows CEL-SCI, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The Company is not the legal owner of the manufacturing building, but is deemed to be the owner for the accounting purposes based on the accounting guidance for build-to-suit leases under ASC 840-40-55.The lease required CEL-SCI to pay $3,150,000 towards the remodeling costs, which is being recouped by reductions in the annual base rent of $303,228 beginning in fiscal year 2014. In August 2011, CEL-SCI was required to deposit $1,670,917, the equivalent of one year of base rent. The $1,670,917 was required to be deposited when the amount of CEL-SCI’s cash had dropped below the amount stipulated in the lease and is included in non-current assets at September 30, 2017.

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

The arbitration hearing on the merits (the “trial”) started on September 26, 2016 and was originally scheduled to end in November/December of 2016. On November 13, 2017, CEL-SCI announced that the last witness in the arbitration hearing testified on November 8, 2017, and no further witnesses or testimony are expected. With that final witness, the testimony phase of the arbitration concluded. All that remains at the trial level are closing statements and post-trial submissions.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR CEL-SCI'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of September 30, 2017, there were approximately 800 record holders of CEL-SCI’s common stock. CEL-SCI’s common stock is traded on the NYSE American under the symbol “CVM”.

On June 12, 2017, CEL-SCI’s shareholders approved a reverse split of CEL-SCI’s common stock. The reverse split became effective on the NYSE American on June 15, 2017. On that date, every twenty-five issued and outstanding shares of CEL-SCI’s common stock automatically converted into one outstanding share.

As a result of the reverse stock split, the number of CEL-SCI’s outstanding shares of common stock decreased from 230,127,331 (pre-split) shares to 9,214,645 (post-split) shares.

Shown below are the post-split range of high and low quotations for CEL-SCI’s common stock for the periods indicated as reported on the NYSE American. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low

12/31/2015	$18.75	$9.00
3/31/2016	$16.50	$9.00
6/30/2016	$15.00	$11.00
9/30/2016	$13.50	$6.00

12/31/16	$7.75	$1.50
3/31/2017	$4.50	$1.75
6/30/2017	$4.00	$1.46
9/30/2017	$3.69	$1.57

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

The graph below matches the cumulative 5-year total return of holders of CEL-SCI’s common stock with the cumulative total returns of the NYSE American Composite index and the RDG MicroCap Biotechnology index. The graph assumes that the value of an investment in CEL-SCI's common stock and in each of the indexes (including reinvestment of dividends) was $100 on September 30, 2012 and tracks it through September 30, 2017.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among CEL-SCI Corporation, the NYSE American Index
and the RDG MicroCap Biotechnology Index

$120
$100
$80
$60
$40
$20
$0
9/12
9/13
9/14
9/15
9/16
9/17
CEL-SCI Corporation
NYSE American
RDG MicroCap Biotechnology

*$100 invested on 9/30/12 in stock or index, including reinvestment of dividends.
Fiscal year ending September 30.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	9/12	9/13	9/14	9/15	9/16	9/17

CEL-SCI Corporation	100.00	49.28	26.43	17.39	8.84	1.92
NYSE American	100.00	92.32	105.61	75.60	83.69	87.12
RDG MicroCap Biotechnology	100.00	91.20	74.12	58.64	30.77	21.86

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information required under this item.

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

On September 26, 2016, CEL-SCI received verbal notice from the FDA that the Phase 3 clinical trial in advanced primary head and neck cancer has been placed on clinical hold. Pursuant to this communication from FDA, patients currently receiving study treatments could continue to receive treatment, and patients already enrolled in the study continued to be followed.

On August 10, 2017, CEL-SCI received a letter from the FDA stating that the clinical hold that had been imposed on the Phase 3 cancer study with Multikine has been removed and that all clinical trial activities under this IND may resume.

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

Results of Operations

Fiscal 2017

During the year ended September 30, 2017, grant and other income decreased by approximately $216,000 compared to the year ended September 30, 2016. The decrease is primarily due to the timing of drug shipments to supply the Company’s partner in Taiwan during fiscal year 2017 compared to fiscal year 2016.

During the year ended September 30, 2017, research and development expenses decreased by approximately $1.8 million compared to the year ended September 30, 2016. The Company is continuing the Phase 3 clinical trial and research and development fluctuates based on the activity level of the clinical trial.

During the year ended September 30, 2017, general and administrative expenses decreased by approximately $686,000, compared to the year ended September 30, 2016. Major components of the decrease are an approximate $839,000 decrease in compensation costs, of which approximately $733,000 relates to stock compensation, and an approximate decrease of $915,000 related to non-employee compensation costs for consultants, of which approximately $519,000 relates to stock compensation, and a net decrease of other general and administrative expenses of approximately $32,000. These decreases are offset by an approximate $1.1 million gain on de-recognition of legal fees recorded during the year ended September 30, 2016 due to the transfer of the liability that existed prior to the execution of the Lake Whillians financing agreement from the Company to Lake Whillans. The gain on de-recognition of legal fees is recorded as a reduction of general and administrative expenses for the year ended September 30, 2016.

During the years ended September 30, 2017 and 2016, the Company recorded a derivative gain of approximately $11.0 million and $14.0 million, respectively. This variation was the result of the change in fair value of the derivative liabilities during the period which was caused by fluctuations in the share price of CEL-SCI’s common stock.

Net interest expense increased approximately $2.2 million during the year ended September 30, 2017 compared to the year ended September 30, 2016, primarily due to an approximate $1.34 million in interest expense recorded on a stock financing transaction with Ergomed and $0.9 million interest expense relating to the amortization of debt discounts and accrued interest on convertible notes payable issued during fiscal 2017.

Research and Development Expenses

During the five years ended September 30, 2017, CEL-SCI’s research and development efforts involved Multikine and LEAPS. The table below shows the research and development expenses associated with each project during this five-year period.

	2017	2016	2015	2014	2013

MULTIKINE	$15,253,190	$17,054,474	$18,697,940	$14,891,411	$10,650,239
LEAPS	353,795	390,908	493,810	374,778	377,485
TOTAL	$15,606,985	$17,445,382	$19,191,750	$15,266,189	$11,027,724

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

As explained in Item 1 of this report, as of November 30, 2017, CEL-SCI was involved in pre-clinical studies with respect to its LEAPS technology. As with Multikine, CEL-SCI does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its LEAPS technology. Consequently, CEL-SCI cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects.

Liquidity and Capital Resources

CEL-SCI has had only limited revenues from operations since its inception in March 1983.  CEL-SCI has relied upon capital generated from the public and private offerings of its common stock and convertible notes.  In addition, CEL-SCI has utilized short-term loans to meet its capital requirements.  Capital raised by CEL-SCI has been used to acquire an exclusive worldwide license to use, and later purchase, certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system and for clinical trials.  Capital has also been used for patent applications, debt repayment, research and development, administrative costs, and the construction of CEL-SCI’s laboratory facilities.  CEL-SCI does not anticipate realizing significant revenues until it enters into licensing arrangements regarding its technology and know-how or until it receives regulatory approval to sell its products (which could take a number of years). As a result, CEL-SCI has been dependent upon the proceeds from the sale of its securities to meet all of its liquidity and capital requirements and anticipates having to do so in the future. During fiscal year 2017 and 2016, CEL-SCI raised net proceeds of approximately $13.3 million and $21.4 million, respectively, through the sale of stock and the issuance of convertible notes.

In August 2007, CEL-SCI leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI’s specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI’s Phase III clinical trials and sales of the drug if approved by the FDA. The lease expires on October 31, 2028, and required annual base rent payments of approximately $1.7 million during the twelve months ended September 30, 2017. See Item 2 of this report for more information concerning the terms of this lease.

On October 28, 2015, CEL-SCI closed an underwritten public offering of 688,930 shares of common stock and 688,930 Series W warrants to purchase shares of common stock. The common stock and warrants were sold at a combined per unit price of $16.75 for net proceeds of approximately $10.5 million, net of underwriting discounts and commissions and offering expenses. The Series W warrants are immediately exercisable at a price of $16.75 and expire on October 28, 2020. As of September 30, 2017, none of the Series W warrants had been exercised.

In January 2016, CEL-SCI repaid the note payable to the de Clara Trust, the balance of which was approximately $1.1 million, including principal and interest At the same time, the Company sold 120,000 shares of its common stock and 120,000 Series X warrants to the de Clara Trust for approximately $1.1 million, as noted above. Geert Kersten, the Company's Chief Executive Officer and a director, is a beneficiary of the de Clara Trust. Each Series X warrant allows the de Clara Trust to purchase one share of the CEL-SCI’s common stock at a price of $9.25 per share at any time on or before January 13, 2021. As of September 30, 2017, none of the Series X warrants had been exercised.

In February 2016, CEL-SCI sold 52,000 shares of its common stock and 26,000 Series Y warrants to a private investor for $624,000. Each Series Y warrant allows the holder to purchase one share of CEL-SCI’s common stock at a price of $12.00 per share at any time on or before February 15, 2021. As of September 30, 2017, none of the Series Y warrants had been exercised.

On May 23, 2016, CEL-SCI closed a registered direct offering of 400,000 shares of common stock and 264,000 Series Z warrants to purchase shares of common stock. The common stock and warrants were sold at a combined per unit price of $12.50 for net proceeds of approximately $4.6 million, net of placement agent’s commissions and offering expenses. The Series Z warrants may be exercised at any time on or before November 23, 2021 at a price of $13.75 per share. CEL-SCI also issued 20,000 Series ZZ warrants to the placement agent as part of its compensation. The Series ZZ warrants may be exercised at any time on or before May 18, 2021 at a price of $13.75 per share. As of September 30, 2017, none of the Series Z and ZZ warrants had been exercised.

On August 26, 2016, CEL-SCI closed a registered direct offering of 400,000 shares of common stock and Series AA warrants to purchase up to 200,000 shares of common stock. Each share of common stock was sold together with a Series AA warrant to purchase one-half of a share of common stock for the combined purchase price of $12.50. Each warrant can be exercised at any time on or before February 22, 2022 at a price of $13.75 per share. CEL-SCI also issued 16,000 Series BB warrants to the placement agent as part of its compensation. The Series BB warrants may be exercised at any time on or before August 22, 2021 at a price of $13.75 per share. The Company received proceeds from the sale of Series AA and Series BB shares and warrants of approximately $4.5 million, net of placement agent’s commissions and offering expenses. As of September 30, 2017, none of the Series AA and BB warrants had been exercised.

On December 8, 2016, the Company sold 1,360,960 shares of common stock and warrants to purchase common stock at a price of $3.13 in a public offering. The warrants consist of 680,480 Series CC warrants to purchase 680,480 shares of common stock, 1,360,960 Series DD warrants to purchase 1,360,960 shares of common stock and 1,360,960 Series EE warrants to purchase 1,360,960 shares of common stock. The Series CC warrants are immediately exercisable, expire in five-years and have an exercise price of $5.00 per share. The Series DD warrants are immediately exercisable, expire on December 1, 2017 and have an exercise price of $4.50 per share. The Series EE warrants are immediately exercisable, expire on December 1, 2017 and have an exercise price of $4.50 per share. In addition, the Company issued 68,048 Series FF warrants to purchase 68,048 shares of common stock to the placement agent. The FF warrants are exercisable at any time on or before December 1, 2021 and have an exercise price $3.91. The net proceeds to CEL-SCI from this offering was approximately $3.7 million, excluding any future proceeds that may be received from the exercise of the warrants. As of September 30, 2017, none of the Series CC, DD and EE warrants had been exercised.

On February 23, 2017, CEL-SCI sold 400,000 registered shares of common stock and 400,000 Series GG warrants to purchase 400,000 unregistered shares of common stock at a combined price of $2.50 per share. The Series GG warrants have an exercise price of $3.00 per share are exercisable on or before August 23, 2022. In addition, CEL-SCI issued 20,000 Series HH warrants to purchase 20,000 shares of unregistered common stock to the placement agent. The Series HH warrants have an exercise price $3.13 and are exercisable on or before February 16, 2022. The net proceeds from this offering were approximately $0.8 million. As of September 30, 2017, none of the Series GG and HH warrants had been exercised.

On March 14, 2017, CEL-SCI sold 600,000 registered shares of common stock and 600,000 Series II warrants to purchase 600,000 unregistered shares of common stock at combined offering price of $2.50 per share. The Series II warrants have an exercise price of $3.00 per share and are exercisable on or before September 14, 2022. In addition, CEL-SCI issued 30,000 Series JJ warrants to purchase 30,000 shares of unregistered common stock to the placement agent. The Series JJ warrants have an exercise price $3.13 and are exercisable on or before March 8, 2022. The net proceeds from this offering were approximately $1.3 million. As of September 30, 2017, none of the Series II and JJ warrants had been exercised.

On April 30, 2017, CEL-SCI sold 527,960 registered shares of common stock and 395,970 Series KK warrants to purchase 395,970 unregistered shares of common stock at combined offering price of $2.88 per share. The Series KK warrants have an exercise price of $3.04 per share, are exercisable on November 3, 2017 and expire on November 3, 2022. In addition, CEL-SCI issued 26,398 Series LL warrants to purchase 26,398 shares of unregistered common stock to the placement agent. The Series LL warrants have an exercise price $3.59, are exercisable on October 30, 2017 and expire on April 30, 2022. The net proceeds from this offering were approximately $1.4 million. As of September 30, 2017, none of the Series KK and LL warrants had been exercised.

On June 22, 2017, CEL-SCI issued Series MM warrants in connection with the issuance of convertible notes in the aggregate principal amount of $1.5 million to six individual investors. Geert Kersten, CEL-SCI’s Chief Executive Officer, participated in the offering and purchased notes in the principal amount of $250,000. The notes bear interest at 4% per year and are due and payable on December 22, 2017. At the option of the note holders, the notes can be converted into shares of the Company’s common stock at a fixed conversion rate of $1.69. The Series MM warrants entitle the purchasers to acquire 893,491 shares of CEL-SCI’s common stock. The Series MM warrants are exercisable at $1.86 per share and expire on June 22, 2022. Shares issuable upon the exercise of the notes and warrants were registered subsequently. As of September 30, 2017, $450,700 of the notes had been converted into 266,686 shares of CEL-SCI’s common stock and none of the Series MM warrants had been exercised.

On July 17, 2017, CEL-SCI extended the expiration date of the Series N warrants to August 18, 2018, reduced the exercise price from $13.18 to $3.00 and reduced the number of warrants outstanding from 113,785 to 85,339. As of September 30, 2017, the remaining 85,339 Series N warrants entitle the holders to purchase one share of CEL-SCI's common stock at a price of $3.00 per share at any time prior to August 18, 2018.

On July 24, 2017, CEL-SCI issued Series NN warrants in connection with the issuance of convertible notes in the aggregate principal amount of $1.2 million to twelve individual investors. A trust in which Geert Kersten, CEL-SCI’s Chief Executive Officer, holds a beneficial interest participated in the offering and purchased notes in the principal amount of $250,000. Patricia B. Prichep, CEL-SCI’s Senior Vice President of Operations, purchased a note in the principal amount of $25,000. The notes bear interest at 4% per year and are due and payable on December 22, 2017. At the option of the note holders, the notes can be converted into shares of the Company’s common stock at a fixed conversion rate of $2.29. The Series NN warrants entitle the purchasers to acquire 539,300 shares of CEL-SCI’s common stock. The Series NN warrants are exercisable at $2.52 per share and expire on July 24, 2022. Shares issuable upon the exercise of the notes and warrants were registered subsequently. As of September 30, 2017, none of the notes had been converted and none of the Series NN warrants had been exercised.

On November 2, 2017 holders of convertible notes in the principal amount of $1,059,300 sold in June 2017 and holders of convertible notes in the principal amount of $1,235,000 sold in July 2017 agreed to extend the maturity date of these notes to September 21, 2018.

In consideration for the extension of the maturity date of the convertible notes, the Company issued a total of 716,400 Series RR warrants to the convertible note holders that agreed to the extension. Each Series RR warrant entitles the holder to purchase one share of the Company’s common stock. The Series RR warrants may be exercised at any time on or before October 30, 2022 at an exercise price of $1.65 per share.

On July 26, 2017, CEL-SCI sold 100,000 registered shares of common stock and 60,000 Series OO warrants to purchase 60,000 unregistered shares of common stock at a combined price of $2.29 per share. The Series OO warrants have an exercise price of $2.52 per share are exercisable on January 31, 2018 and expire on July 31, 2022. The net proceeds from this offering were approximately $222,000. As of September 30, 2017, none of the Series OO warrants had been exercised.

On August 22, 2017, CEL-SCI sold 1,750,000 registered shares of common stock and 1,750,000 Series PP warrants to purchase 1,750,000 unregistered shares of common stock at combined offering price of $2.00 per share. The Series PP warrants have an exercise price of $2.30 per share, are exercisable on February 28, 2018 and expire on February 28, 2023. In addition, CEL-SCI issued 87,500 Series QQ warrants to purchase 87,500 shares of unregistered common stock to the placement agent. The Series QQ warrants have an exercise price $2.50, are exercisable on February 22, 2018 and expire on August 22, 2022. The net proceeds from this offering were approximately $3.2 million. As of September 30, 2017, none of the Series PP and QQ warrants had been exercised.

Inventory decreased by approximately $336,000 at September 30, 2017 as compared to September 30, 2016, due to the timing of supplies purchased and used in the manufacturing of Multikine for the Phase 3 clinical trial. In addition, receivables decreased by approximately $176,000, primarily due to the timing of payments reimbursed under the litigation funding arrangement noted above and the timing of shipments of Multikine.

During the year ended September 30, 2017, the Company’s cash decreased by approximately $549,000. Significant components of this decrease include: net cash used in operating activities of approximately $13.8 million and expenditures for equipment and patents, as well as payments on capital leases, of approximately $21,000, offset by proceeds from the sale of common stock and warrants of approximately $10.5 million and proceeds from the issuance of notes payable of approximately $2.7 million.

Future Capital Requirements

The Company’s material capital commitments include funding operating losses, funding its research and development program, making required lease payments and repaying convertible notes. As of September 30, 2017, material contractual obligations are as follows:

	Years Ending September 30,
	Total	2018	2019	2020	2021	2022	2023 & thereafter
Operating Leases	$979,000	$251,000	$258,000	$238,000	$163,000	$69,000	$-
Financing Lease(1)	23,126,000	1,747,000	1,808,000	1,872,000	1,937,000	2,004,000	13,758,000
Convertible Notes(2)	2,407,019	2,407,019	-	-	-	-	-
Total Contractual Obligations	$26,512,019	$4,405,019	$2,066,000	$2,110,000	$2,100,000	$2,073,000	$13,758,000

(1) The amounts include future minimum lease payments under the Company's lease of its manufacturing facility (the San Tomas lease)
(2) The amounts include future interest payments at a fixed rate of 4% and payment of the notes in full upon maturity in 2018

For information on employment contracts, see Item 11 of this report.

Further, CEL-SCI has contingent obligations with vendors for work that will be completed in relation to the Phase 3 trial. The timing of these obligations cannot be determined at this time. CEL-SCI estimates it will incur additional expenses of approximately $13.0 million for the remainder of the Phase 3 clinical trial. It should be noted that this estimate is based only on the information currently available in CEL-SCI’s contracts with the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g. the manufacturing of the drug.

CEL-SCI will need to raise additional funds, either through the exercise of outstanding warrants/options, through a debt or equity financing or a partnering arrangement, to complete the Phase 3 trial and bring Multikine to market. The ability of CEL-SCI to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain.  In general, CEL-SCI believes that it will be able to raise sufficient capital in fiscal year 2018 to continue operations into March 2018. However, it is possible that CEL-SCI will not be able to generate enough cash to continue operations at its current level. CEL-SCI's registered independent public accounting firm has issued an audit opinion that includes an explanatory paragraph that expresses substantial doubt about CEL-SCI’s ability to continue as a going concern mainly due to continued losses from operations and future liquidity needs of CEL-SCI. CEL-SCI’s management has engaged in fundraising for over 20 years and believes that the manner in which it is proceeding will produce the best possible outcome for the shareholders. There can be no assurances that CEL-SCI will be successful in raising additional funds.

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

Critical Accounting Policies

CEL-SCI's significant accounting policies are more fully described in Note 1 to the financial statements included as part of this report. However, certain accounting policies are particularly important to the portrayal of CEL-SCI’s financial position and results of operations and require the application of significant judgments by management. As a result, the financial statements are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on CEL-SCI's historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate. CEL-SCI’s critical accounting policies include:

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

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements included with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Under the direction and with the participation of CEL-SCI’s management, including CEL-SCI’s Chief Executive Officer and Chief Financial Officer, CEL-SCI carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2017. CEL-SCI maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to CEL-SCI’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. CEL-SCI’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Due to the material weaknesses outlined below, CEL-SCI’s Chief Executive and Principal Financial Officer has concluded that CEL-SCI’s disclosure controls were not effective as of September 30, 2017.

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

Geert Kersten, CEL-SCI’s Chief Executive and Principal Financial Officer, evaluated the effectiveness of CEL-SCI’s internal control over financial reporting as of September 30, 2017 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of CEL-SCI’s internal control over financial reporting and testing of the operational effectiveness of those controls.

In November 2017, CEL-SCI discovered an error in the way it accounted for the lease for its manufacturing facility. CEL-SCI initially recorded this lease as an operating lease but later identified that it should have accounted for it as a financing lease and capitalized an asset and related liability. Management concluded that the correction of the error for this lease, the lack of impairment assessment for the related asset, and the operating effectiveness of the financial close process are control deficiencies that constitute material weaknesses.

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

Based on this evaluation and the corrective measures CEL-SCI has taken, Mr. Kersten concluded that CEL-SCI’s internal control over financial reporting was not effective as of September 30, 2017.

There was no change in CEL-SCI’s internal control over financial reporting that occurred during the fiscal year ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, CEL-SCI’s internal control over financial reporting except as disclosed above.

ITEM 9B. OTHER INFORMATION

 None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

Name	Age	Position

Geert R. Kersten, Esq.	59	Director, Chief Executive Officer and Treasurer
Patricia B. Prichep	66	Senior Vice President of Operations and Corporate Secretary
Dr. Eyal Talor	61	Chief Scientific Officer
Dr. Daniel H. Zimmerman Immunology	76	Senior Vice President of Research, Cellular
John Cipriano	75	Senior Vice President of Regulatory Affairs
Dr. Peter R. Young	72	Director
Bruno Baillavoine	65	Director

The directors of CEL-SCI serve in such capacity until the next annual meeting of CEL-SCI's shareholders or until their successors have been duly elected and qualified. The officers of CEL-SCI serve at the discretion of CEL-SCI's directors.

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

Daniel H. Zimmerman, Ph.D., was CEL-SCI's Senior Vice President of Cellular Immunology between 1996 and December 2008 and again since November 2009.  He joined CEL-SCI in January 1996 as the Vice President of Research, Cellular Immunology. Dr. Zimmerman founded CELL-MED, Inc. and was its president from 1987-1995.  From 1973-1987, Dr. Zimmerman served in various positions at Electronucleonics, Inc. His positions included: Scientist, Senior Scientist, Technical Director and Program Manager. Dr. Zimmerman held various teaching positions at Montgomery College between 1987 and 1995. Dr. Zimmerman has invented technologies which are covered by over a dozen US patents as well as many foreign equivalent patents. He is the author of over 40 scientific publications in the area of immunology and infectious diseases. He has been awarded numerous grants from NIH and DOD.  From 1969-1973, Dr. Zimmerman was a Senior Staff Fellow at NIH. For the following 25 years, he continued on at NIH as a guest worker. Dr. Zimmerman received a Ph.D. in Biochemistry in 1969, and a Masters in Zoology in 1966 from the University of Florida as well as a B.S. in Biology from Emory and Henry College in 1963.

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

On August 30, 2017, Mr. Alexander Esterhazy, a former director, passed away.

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

Dr. Peter R. Young and Bruno Baillavoine are independent directors as that term is defined in section 803 of the listing standards of the NYSE American.

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

For purposes of electing directors at its annual meeting, CEL-SCI has a nominating committee that is made up of CEL-SCI’s two independent directors. The nominating committee selects the nominees to the Board of Directors and they are approved by CEL-SCI’s shareholders.

CEL-SCI does not have any policy regarding the consideration of director candidates recommended by shareholders and under Colorado law, any shareholder can nominate a person for election as a director at the annual shareholders’ meeting. However, CEL-SCI’s Board of Directors will consider candidates recommended by shareholders. To submit a candidate for the Board of Directors the shareholder should send the name, address and telephone number of the candidate, together with any relevant background or biographical information, to CEL-SCI’s Chief Executive Officer, at the address shown on the cover page of this report. The Board has not established any specific qualifications or skills a nominee must meet to serve as a director. Although the Board does not have any process for identifying and evaluating director nominees, the Board does not believe there would be any differences in the manner in which the Board evaluates nominees submitted by shareholders as opposed to nominees submitted by any other person.

CEL-SCI does not have a policy with regard to Board member’s attendance at annual meetings. All Board members, with the exception of Dr. Young and Mr. Esterhazy, attended the last annual shareholder’s meeting held on June 12, 2017.

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

Review of Executive Officer Compensation

CEL-SCI’s current policy is that the various elements of the compensation package are not interrelated in that gains or losses from past equity incentives are not factored into the determination of other compensation.  For instance, if options that are granted in a previous year have an exercise price which is above the market price of CEL-SCI’s common stock, the Committee does not take that circumstance into consideration in determining the amount of the options or restricted stock to be granted the next year.  Similarly, if the options or restricted shares granted in a previous year become extremely valuable, the Committee does not take that into consideration in determining the options or restricted stock to be awarded for the next year.

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

In past years, base salaries, benefits and incentive compensation opportunities were generally targeted near the median of general survey market data derived from indices covering similar biotech/pharmaceutical companies.  The companies included Advaxis, Inc., Amicus Therapeutics, Inc., Celsion Corp., CytRx Corporation, GERON Corp, Idera Pharmaceuticals, Inc., Northwest Biotherapeutics, Inc., Oragenics, Inc., TG Therapeutics, Inc., Venaxis, Inc., Arrowhead Research Corp, CorMedix Inc., Fibrocell Science, Inc., Hemispherx Biopharma, Inc., Mateon Therapeutics, Inc., Catalyst Bioscience, Inc., Sorrento Therapeutics, Inc., Tenax Therapeutics, Inc., Trovagene, Inc. and ZIOPHARM Oncology, Inc.

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

The following table sets forth in summary form the compensation received by (i) the Chief Executive and Financial Officer of CEL-SCI and (ii) by each other executive officer of CEL-SCI who received in excess of $100,000 during the three fiscal years ended September 30, 2017.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Restricted Stock Awards (3)	Option Awards (4)	All Other Compen-sation(5)	Total
		$	$	$	$	$	$

Geert R. Kersten,	2017	437,461	--	15,900	326,961	55,631	835,953
Chief Executive	2016	558,432	--	15,900	--	54,981	629,314
Officer and Treasurer	2015	514,083	--	16,050	--	54,981	585,114

Patricia B. Prichep,	2017	171,028	--	13,704	217,974	9,031	411,737
Senior Vice President	2016	245,804	--	14,725	--	9,031	269,559
of Operations and	2015	235,702	--	14,128	--	6,906	256,736
Secretary

Eyal Talor, Ph.D.,	2017	270,163	--	9,600	217,974	6,031	503,768
Chief Scientific Officer	2016	303,597	--	9,600	--	6,031	319,227
	2015	290,983	--	9,600	--	6,031	306,613

Daniel Zimmerman, Ph.D.,	2017	166,320	--	13,333	35,989	6,031	221,673
Senior Vice President of	2016	228,413	--	13,708	37,081	6,031	285,233
Research, Cellular	2015	219,026	--	13,148	52,003	6,031	290,209
Immunology

John Cipriano,	2017	185,592	--	--	163,480	31	349,103
Senior Vice President of	2016	211,405	--	--	--	31	211,437
Regulatory Affairs	2015	202,718	--	--	--	31	202,749

(1)
The dollar value of base salary (cash and non-cash) earned. The officers of the Company received stock in lieu of salary increases in FY 2016 and 2015. On September 30, 2017, the Company had not paid and owed salaries to the following employees:

Name	Salary
Geert Kersten	$125,559
Patricia Prichep	$71,648
Eyal Talor, Ph.D.	$33,392
Daniel Zimmerman, Ph.D.	$62,088
John Cipriano	$31,828

(2)
The dollar value of bonus (cash and non-cash) earned.

(3)
The fair value of the shares of restricted stock issued during the periods covered by the table is shown as compensation for services to the persons listed in the table. For all persons listed in the table, the shares were issued as CEL-SCI's contribution on behalf of the named officer who participates in CEL-SCI's 401(k) retirement plan. The value of all stock awarded during the periods covered by the table is calculated according to ASC 718-10-30-3 which represented the grant date fair value.

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

Employee Pension, Profit Sharing or Other Retirement Plans

CEL-SCI has a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code and covering substantially all CEL-SCI’s employees. CEL-SCI’s contribution to the plan is made in shares of CEL-SCI's common stock. Each participant's contribution is matched by CEL-SCI with shares of common stock which have a value equal to 100% of the participant's contribution, not to exceed the lesser of $1,000 or 6% of the participant's total compensation. CEL-SCI's contribution of common stock is valued each quarter based upon the closing price of its common stock. The fiscal 2017 expenses for this plan were approximately $163,000. Other than the 401(k) Plan, CEL-SCI does not have a defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors During Year Ended September 30, 2017

Name	Fees	Stock Awards (1)	Option Awards (2)	Total
Geert Kersten	$40,000	-	326,961	$366,961
Alexander Esterhazy (3)	$33,750	-	15,581	$49,331
Peter R. Young	$50,000	-	51,477	$101,477
Bruno Baillavoine	$45,000	-	51,477	$96,477

(1)
The fair value of stock issued for services.

(2)
The fair value of options granted computed in accordance with ASC 718-10-30-3 on the date of grant which represents their grant date fair value.

(3)
Mr. Esterhazy passed away on August 30, 2017.

Directors’ fees paid to Geert Kersten are included in the Executive Compensation table.

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

If Mr. Kersten resigns within ninety (90) days of the occurrence of any of the following events: (i) a reduction in Mr. Kersten’s salary (ii) a relocation (or demand for relocation) of Mr. Kersten’s place of employment to a location more than ten (10) miles from his current place of employment, (iii) a significant and material reduction in Mr. Kersten’s authority, job duties or level of responsibility or the imposition of significant and material limitations on the Mr. Kersten’s autonomy in his position, or (iv) a Change in Control, then the employment agreement will be terminated and Mr. Kersten will be entitled to receive a lump-sum payment from CEL-SCI equal to 24 months of salary ($1,118,104) and the unvested portion of any stock options would vest immediately ($690,418). For purposes of the employment agreement a change in the control of CEL-SCI means: (1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors.

The employment agreement will also terminate upon the death of Mr. Kersten, Mr. Kersten’s physical or mental disability, willful misconduct, an act of fraud against CEL-SCI, or a breach of the employment agreement by Mr. Kersten. If the employment agreement is terminated for any of these reasons, Mr. Kersten, or his legal representatives, as the case may be, will be paid the salary provided by the employment agreement through the date of termination, any options or bonus shares of CEL-SCI then held by Mr. Kersten will become fully vested and the expiration date of any options which would expire during the four year period following his termination of employment will be extended to the date which is four years after his termination of employment.

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

In the event there is a change in the control of CEL-SCI, the employment agreements with Ms. Prichep and Dr. Talor allow Ms. Prichep and/or Dr. Talor (as the case may be) to resign from her or his position at CEL-SCI and receive a lump-sum payment from CEL-SCI equal to 18 months of salary ($368,706 and $455,180 respectively). In addition, the unvested portion of any stock options held by the employee will vest immediately ($222,568 and $222,568 respectively). For purposes of the employment agreements, a change in the control of CEL-SCI means: (1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors.

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

Compensation Committee Interlocks and Insider Participation

CEL-SCI has a compensation committee comprised of Mr. Bruno Baillavoine and Dr. Peter Young, both of whom are independent directors.

During the year ended September 30, 2017, no director of CEL-SCI was also an executive officer of another entity, which had an executive officer of CEL-SCI serving as a director of such entity or as a member of the compensation committee of such entity.

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

The purchase price per share of common stock purchasable under an option is determined by the CEL-SCI’s Compensation Committee but cannot be less than the fair market value of the common stock on the date of the grant of the option (or 110% of the fair market value in the case of a person owning more than 10% of CEL-SCI's outstanding shares).

Non-Qualified Stock Option Plans. The Non-Qualified Stock Option Plans authorize the issuance of shares of CEL-SCI's common stock to persons that exercise options granted pursuant to the Plans. CEL-SCI's employees, directors, officers, consultants and advisors are eligible to be granted options pursuant to the Plans, provided however that bona fide services must be rendered by such consultants or advisors and such services must not be in connection with sale a capital-raising transaction or promoting CEL-SCI’s common stock. The option exercise price is determined by CEL-SCI’s Compensation Committee.

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

In the discretion of the Committee, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Committee may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plans or Stock Compensation Plan and any options granted pursuant to the Incentive Stock Option Plans or the Non-Qualified Stock Option Plans will be forfeited if the "vesting" schedule established by the Committee administering the Plans at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of CEL-SCI or the period of time a non-employee must provide services to CEL-SCI. At the time an employee ceases working for CEL-SCI (or at the time a non-employee ceases to perform services for CEL-SCI), any shares or options not fully vested will be forfeited and cancelled. At the discretion of the Committee payment for the shares of common stock underlying options may be paid through the delivery of shares of CEL-SCI's common stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of common stock may also be permitted at the discretion of the Committee.

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

Stock Options

The following tables show information concerning the options granted during the fiscal year ended September 30, 2017, to the persons named below:

	Options Granted
Name	Grant Date	Options Granted	Price Per Share	Expiration Date

Geert Kersten	7/28/2017	180,000	$ 2.18	7/27/2027

Patricia Prichep	7/28/2017	120,000	$ 2.18	7/27/2027

Eyal Talor	7/28/2017	120,000	$ 2.18	7/27/2027

Daniel Zimmerman	6/29/2017	6,000	$ 1.87	6/28/2027
	9/18/2017	20,000	$ 1.59	9/17/2027

John Cipriano	7/28/2017	90,000	$ 2.18	7/27/2027

Bruno Baillavoine	7/28/2017	20,000	$ 2.18	7/27/2027
Bruno Baillavoine	6/12/2017	7,500	$ 2.50	6/11/2027

Peter Young	7/28/2017	20,000	$ 2.18	7/27/2027
Peter Young	6/12/2017	7,500	$ 2.50	6/11/2027

The following tables show information concerning the options cancelled and exercised during the fiscal year ended September 30, 2017, to the persons named below:

Options Cancelled
		Weighted	Weighted Average
		Average	Remaining Contractual
Employee	Total Options	Exercise Price	Term (Years)
None

Options Exercised
	Date of	Shares Acquired	Value
Name	Exercise	On Exercise	Realized
None

The following lists the outstanding options held by the persons named below:

	Shares underlying unexercised
	Option which are:		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date

Geert R. Kersten	800		155.00	03/04/18
	7,354(1)		62.50	04/23/19
	5,334(2)		95.00	07/06/19
	1,200		95.00	07/20/19
	1,200		120.00	07/20/20
	1,200		172.50	04/14/21
	1,800		97.50	05/17/22
	7,560		70.00	12/17/17
	11,080		70.00	12/17/22
	1,800		52.50	06/30/23
	3,600		27.25	02/25/24
	---------
	42,928

		10,666(2)	95.00	07/06/19
		8,920	70.00	12/17/22
		180,000	2.18	07/27/27
		---------
		199,586

Patricia B. Prichep	400		155.00	03/04/18
	2,868(1)		62.50	04/23/19
	4,000(2)		95.00	07/06/19
	600		95.00	07/20/19
	600		120.00	07/20/20
	600		172.50	04/14/21
	1,200		97.50	05/17/22
	2,320		70.00	12/17/17
	4,624		70.00	12/17/22
	1,200		52.50	06/30/23
	2,400		27.25	02/25/24
	----------
	20,812
		8,000(2)	95.00	07/06/19
		1,376	70.00	12/17/22
		120,000	2.18	07/27/27
		----------
		129,376

Eyal Talor, Ph.D.	400		155.00	03/04/18
	963(1)		62.50	04/23/19
	4,000(2)		95.00	07/06/19
	600		95.00	07/20/19
	600		120.00	07/20/20
	600		172.50	04/14/21
	1,200		97.50	05/17/22
	1,497		70.00	12/17/17
	4,624		70.00	12/17/22
	1,200		52.50	06/30/23

	2,400		27.25	02/25/24
	----------
	18,084
		8,000(2)	95.00	07/06/19
		1,376	70.00	12/17/22
		120,000	2.18	07/27/27
		----------
		129,376

Daniel Zimmerman, Ph.D.	300		155.00	03/04/18
	600		120.00	07/20/20
	600		172.50	04/14/21
	900		97.50	05/17/22
	1,568		70.00	12/17/17
	900		52.50	06/30/23
	1,800		27.25	02/25/24
	8,000		27.50	08/05/24
	2,667		15.50	06/25/25
	1,334		11.75	07/21/26
	----------
	18,669
		1,333	15.50	06/25/25
		2,666	11.75	07/21/26
		6,000	1.87	06/28/27
		20,000	1.59	09/17/27
		----------
		29,999

John Cipriano	300		155.00	03/04/18
	600		120.00	07/20/20
	600		172.50	04/14/21
	400		62.50	09/30/19
	900		97.50	05/17/22
	900		57.50	06/30/23
	1,800		27.25	02/25/24
	----------
	5,500
		90,000	2.18	07/27/27
		----------
		90,000

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

Summary. The following shows certain information as of September 30, 2017 concerning the stock options and stock bonuses granted by CEL-SCI. Each option represents the right to purchase one share of CEL-SCI's common stock.

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	138,400	124,758	N/A	454
Non-Qualified Stock Option Plans	1,187,200	1,115,086	N/A	42,830
Stock Bonus Plans	383,760	N/A	206,390	177,337
Stock Compensation Plan	134,000	N/A	115,590	18,410
Incentive Stock Bonus Plan	640,000	N/A	624,000	16,000

Of the shares issued pursuant to CEL-SCI's Stock Bonus Plans, 124,268 shares were issued as part of CEL-SCI's contribution to its 401(k) plan.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to CEL-SCI’s Incentive and Non-Qualified Stock Option Plans as of September 30, 2017, CEL-SCI’s most recent fiscal year end. CEL-SCI's Incentive and Non-Qualified Stock Option Plans have been approved by CEL-SCI's shareholders.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans, Excluding SecuritiesReflected in Column (a)

Incentive Stock Option Plans	124,758	$38.82	454
Non-Qualified Stock Option Plans	1,115,086	$13.93	42,830

Long Term Incentive Plans - Awards in Last Fiscal Year

See footnote 9 to the financial statements included as part of this report.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of December 1, 2017, information with respect to the only persons owning beneficially 5% or more of CEL-SCI’s outstanding common stock and the number and percentage of outstanding shares owned by each director and officer of CEL-SCI and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address	Number of Shares (1)	Percent of Class (2)
Geert R. Kersten 8229 Boone Blvd., Suite 802 Vienna, VA 22182	1,394,267(3)	10.9%

Patricia B. Prichep 8229 Boone Blvd., Suite 802 Vienna, VA 22182	189,174	1.6

Eyal Talor, Ph.D. 8229 Boone Blvd., Suite 802 Vienna, VA 22182	139,448	1.2

Daniel H. Zimmerman, Ph.D. 8229 Boone Blvd., Suite 802 Vienna, VA 22182	34,753	*

John Cipriano 8229 Boone Blvd., Suite 802 Vienna, VA 22182	53,500	*

Peter R. Young, Ph.D. 208 Hewitt Drive, Suite 103-143 Waco, TX 76712	23,445	*

Bruno Baillavoine 8229 Boone Blvd., Suite 802 Vienna, VA 22182	9,167	*

All Officers and Directors as a Group (7 persons)	1,843,754	14.2
*Less than 1%

(1)
Includes shares issuable prior to February 28, 2018 upon the exercise of options, convertible notes or warrants granted to the following persons:

Name	Options, Notes or Warrants ExercisablePrior to February 28, 2018

Geert R. Kersten, Esq.	909,031(3)
Patricia B. Prichep	49,481
Eyal Talor, Ph.D.	19,460
Daniel Zimmerman, Ph.D.	22,002
John Cipriano	5,500
Peter R. Young, Ph.D.	22,254
Bruno Baillavoine	9,167

(2)
Amount includes shares referred to in (1) above but excludes shares which may be issued upon the exercise or conversion of other options, warrants and other convertible securities previously issued by CEL-SCI.

(3)
Amount includes shares held in trust for the benefit of Mr. Kersten's children and warrants held in the de Clara Trust, of which Mr. Kersten is a beneficiary. Mr. Kersten is the stepson of Maximilian de Clara, CEL-SCI’s former president and director.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Item 11 of this report, “Loan from Officer and Director,” for information concerning modifications to the terms of a loan originally made by Maximilian de Clara, CEL-SCI’s former President and director, and subsequently transferred to the de Clara Trust. Geert Kersten, CEL-SCI’s Chief Executive Officer and a director, is a beneficiary of the de Clara Trust.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA, LLP served as CEL-SCI’s independent registered public accountant for the two years ended September 30, 2017. The following table shows the aggregate fees billed to CEL-SCI for these years by BDO USA, LLP:

	Year Ended September 30,
	2017	2016

Audit Fees	$375,000	$311,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See the Financial Statements attached to this Report.

Exhibits

3(a)	Articles of Incorporation	Incorporated by reference to Exhibit 3(a) of CEL-SCI's combined Registration Statement on Form S-1 and Post-Effective Amendment ("Registration Statement"), Registration Nos. 2-85547-D and 33-7531.

3(b)	Amended Articles	Incorporated by reference to Exhibit 3(a) of CEL-SCI's Registration Statement on Form S-1, Registration Nos. 2-85547-D and 33-7531.

3(c)	Amended Articles (Name change only)	Filed as Exhibit 3(c) to CEL-SCI's Registration Statement on Form S-1 Registration Statement (No. 33-34878).

3(d)	Bylaws	Incorporated by reference to Exhibit 3(b) of CEL-SCI's Registration Statement on Form S-1, Registration Nos. 2-85547-D and 33-7531.

3(e)	Amended Bylaws	Incorporated by reference to Exhibit 3(ii) of CEL-SCI’s report on Form 8-K dated March 16, 2015.

4	Shareholders Rights Agreement, as Amended	Incorporated by reference to Exhibit 4 filed with CEL-SCI’s 10-K report for the year ended September 30, 2015.

4(b)	Incentive Stock Option Plan	Incorporated by reference to Exhibit 4 (b) filed on September 25, 2012 with the Company’s registration statement on Form S¬8 (File number 333-184092.

4(c)	Non-Qualified Stock Option Plan	Incorporated by reference to Exhibit 4 (b) filed on August 19, 2014 with the Company’s registration statement on Form S¬8 (File number 333-198244).

4(d)	Stock Bonus Plan	Incorporated by reference to Exhibit 4 (d) filed on September 25, 2012 with the Company’s registration statement on Form S¬8 (File number 333-184092.

4(e)	Stock Compensation Plan	Incorporated by reference to Exhibit 4 (e) filed on September 25, 2012 with the Company’s registration statement on Form S¬8 (File number 333-184092.

4(f)	2014 Incentive Stock Bonus Plan	Filed with this Amendment No. 2 to the Company’s annual report on Form 10-K for the year ended September 30, 2014.

4(g)	Form of Convertible Note (June 2017 Financing)

4(h)	Form of Convertible Note (July 207 Financing)

10(f)
Securities Purchase Agreement (together with schedule required by Instruction 2 to Item 601 of Regulation S-K) pertaining to Series K notes and warrants, together with the exhibits to the Securities Purchase Agreement
Incorporated by reference to Exhibit 10 to CEL-SCI’s report on Form 8-K dated August 4, 2006.

10(g)
Subscription Agreement (together with Schedule required by Instruction 2 toItem 601 of Regulation S-K) pertaining to April 2007 sale of 800,000 shares of CEL-SCI’s common stock, 400,000 Series L warrants and 400,000 Series M Warrants
Incorporated by reference to Exhibit 10 of CEL-SCI’s report on Form 8-K dated April 18, 2007

10(h)	Warrant Adjustment Agreement with Laksya Ventures	Incorporated by reference to Exhibit 10(i) of CEL-SCI’s report on Form 8-K dated August 3, 2010

10(l)	First Amendment to Development Supply and Distribution Agreement with Orient Europharma.	Incorporated by reference to Exhibit 10(m) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(m)	Exclusive License and Distribution Agreement with Teva Pharmaceutical Industries Ltd.	Incorporated by reference to Exhibit 10(n) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(n)	Lease Agreement	Incorporated by reference to Exhibit 10(o) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(o)	Promissory Note with Maximilian de Clara, together with Amendments 1 and 2	Incorporated by reference to Exhibit 10(p) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(p)	Licensing Agreement with Byron Biopharma	Incorporated by reference to Exhibit 10(i) of CEL-SCI’s report on Form 8-K dated March 27, 2009

10(z)	Development, Supply and Distribution Agreement with Orient Europharma	Incorporated by reference to Exhibit 10(z) filed with CEL-SCI’s report on Form 10-K for the year ended September 30, 2003.

10(aa)	Securities Purchase Agreement and form of the Series F warrants, which is and exhibit to the Securities Purchase Agreement	Incorporated by reference to Exhibit 10(aa) of CEL-SCI’s report on Form 8-K dated October 3, 2011.

10(bb)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(bb) of CEL-SCI’s report on Form 8-K dated October 3, 2011.

10(cc)	Securities Purchase Agreement, together with the form of the Series H warrant, which is an exhibit to the securities Purchase Agreement	Incorporated by reference to Exhibit 10(cc) of CEL-SCI’s report on Form 8-K dated January 25, 2012.

10(dd)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(dd) of CEL-SCI’s report on Form 8-K dated January 25, 2012.

10(ee)	Warrant Amendment Agreement, together with the form of the Series P warrant, which is an exhibit to the Warrant Amendment Agreement	Incorporated by reference to Exhibit 10(ee) of CEL-SCI’s report on Form 8-K dated February 10, 2012.

10(ff)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(ff) of CEL-SCI’s report on Form 8-K dated February 10, 2012.

10(gg)	Securities Purchase Agreement and the form of the Series Q warrant, which is an exhibit to the Securities Purchase Agreement	Incorporated by reference to Exhibit 10(gg) of CEL-SCI’s report on Form 8-K dated June 18, 2012.

10(hh)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(hh) of CEL-SCI’s report on Form 8-K dated June 18, 2012.

10 (ii)	Securities Purchase Agreement and the form of the Series R warrant, which is an exhibit to the Securities Purchase Agreement	Incorporated by reference to Exhibit 10(ii) of CEL-SCI’s report on Form 8-K dated December 5, 2012.

10 (jj)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(jj) of CEL-SCI’s report on Form 8-K dated December 5, 2012.

10 (nn)	Underwriting Agreement, together with the form of Series S warrant which is an exhibit to the underwriting agreement	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated October 8, 2013.

10 (oo)	Underwriting Agreement, together with the form of Series S warrant which is an exhibit to the underwriting agreement	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated December 19, 2013.

10 (pp)	Underwriting Agreement, together with the form of Series T warrant which is an exhibit to the warrant agent agreement	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated April 15, 2014.

10 (qq)	Underwriting Agreement, together with the form of Series S warrant which is an exhibit to the warrant agent agreement	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated October 23, 2014.

10 (rr)	Assignment and Assumption Agreement with Teva Pharmaceutical Industries, Ltd. and GCP Clinical Studies, Ltd.	Incorporated by reference to Exhibit 10(rr) of CEL-SCI’s report on Form 10-K/A report for the year ended September 30, 2014 dated April 17, 2015.

10 (ss)	Service Agreement with GCP Clinical Studies, Ltd., together with Amendment 1 thereto*	Incorporated by reference to Exhibit 10(ss) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (tt)	Joinder Agreement with PLIVA Hrvatska d.o.o.	Incorporated by reference to Exhibit 10(tt) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (uu)	Master Service Agreement with Ergomed Clinical Research, Ltd., and Clinical Trial Orders thereunder	Incorporated by reference to Exhibit 10(uu) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (vv)	Co-Development and Revenue Sharing Agreement with Ergomed Clinical Research Ltd., dated April 19, 2013, as amended	Incorporated by reference to Exhibit 10(vv) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (ww)	Co-Development and Revenue Sharing Agreement II: Cervical Intraepithelial Neoplasia in HIV/HPV co-infected women, with Ergomed Clinical Research Ltd., dated October 10, 2013, as amended	Incorporated by reference to Exhibit 10(ww) of CEL- first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (xx)	Co-Development and Revenue Sharing Agreement III: Anal warts and anal intraepithelial neoplasia in HIV/HPV co-infected patients, with Ergomed Clinical Research Ltd., dated October 24, 2013	Incorporated by reference to Exhibit 10(xx) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (yy)	Master Services Agreement with Aptiv Solutions, Inc.	Incorporated by reference to Exhibit 10(yy) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (zz)	Project Agreement Number 1 with Aptiv Solutions, Inc. together with Amendments 1 and 2 thereto*	Incorporated by reference to Exhibit 10(zz) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (aaa)	Second Amendment to Development Supply and Distribution Agreement with Orient Europharma	Incorporated by reference to Exhibit 10(aaa) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (bbb)	Amended and Restated Promissory Note with Maximilian de Clara	Incorporated by reference to Exhibit 10(bbb) of CEL-SCI’s report on Form 10-K/A report for the year ended September 30, 2014 dated April 17, 2015.

10 (ccc)	Placement Agent Agreement dated May 22,	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K filed on May 26, 2015.
2015 by and among CEL-SCI Corporation and Dawson James Securities, Inc.

10 (ddd)	Warrant Agent Agreement (as amended),	Incorporated by reference to Exhibit 10 (ccc) of CEL-SCI’s report on Form 8-K filed on May 29, 2015.
Series V warrants

10 (eee)	Assignment of Proceeds and Investment Agreement between CEL-SCI Corporation and Lake Whillans Vehicle 1.	Incorporated by reference to Exhibit 10 (ddd) of CEL-SCI’s report on Form 8-K filed on October 16, 2015.

10 (fff)	Placement Agent Agreement dated October 22, 2015 by and among CEL-SCI Corporation and Dawson James Securities, Inc.	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K filed on October 23, 2015.

10 (ggg)	Warrant Agent Agreement, Series W warrants	Incorporated by reference to Exhibit 10 (eee) of CEL-SCI’s report on Form 8-K filed on October 23, 2015.

10 (iii)	Amendment to Co-Development and Revenue Sharing Agreement with Ergomed Clinical Research, Ltd., dated September 15, 2015	Incorporated by reference to Exhibit 10 (iii) filed with CEL-SCI’s 10-K report for the year ended September 30, 2015.

10 (jjj)	Securities Purchase Agreement	Incorporated by reference to Exhibit 10(jjj) of CEL-SCI’s report on Form 8-K dated May 19, 2016.

10 (kkk)	Securities Purchase Agreement	Incorporated by reference to Exhibit 10(kkk) of CEL-SCI’s report on Form 8-K dated August 24, 2016.

10 (lll)	Termination Agreement with Maximilian de Clara	Incorporated by reference to Exhibit 10(lll) of CEL-SCI’s report on Form 8-K dated September 2, 2016.

10 (mmm)	Employment Agreement with Geert Kersten (2016-2019)	Incorporated by reference to Exhibit 10(mmm) of CEL-SCI’s report on Form 8-K dated September 2, 2016.

10 (nnn)	Employment Agreement with Patricia Prichep (2016-2019)	Incorporated by reference to Exhibit 10(nnn) of CEL-SCI’s report on Form 8-K dated September 2, 2016.

10 (ooo)	Employment Agreement with Eyal Taylor (2016-2019)	Incorporated by reference to Exhibit 10(ooo) of CEL-SCI’s report on Form 8-K dated September 2, 2016.

10 (ppp)	Securities Purchase Agreement	Incorporated by reference to Exhibit 10(ppp) of CEL-SCI’s report on Form 8-K dated December 1, 2016.

10 (qqq)	Securities Purchase Agreement	Incorporated by reference to Exhibit 10(qqq) of CEL-SCI’s report on Form 8-K dated February 16, 2017.

10 (rrr)	Securities Purchase Agreement	Incorporated by reference to Exhibit 10(rrr) of CEL-SCI’s report on Form 8-K dated March 8, 2017.

10 (sss)	Securities Purchase Agreement	Incorporated by reference to Exhibit 10(sss) of CEL-SCI’s report on Form 8-K dated April 30, 2017.

10 (ttt)	Securities Purchase Agreement	Incorporated by reference to Exhibit 10(ttt) of CEL-SCI’s report on Form 8-K dated July 27, 2017.

10 (uuu)	Securities Purchase Agreement	Incorporated by reference to Exhibit 10(uuu) of CEL-SCI’s report on Form 8-K dated August 18, 2017.

10(vvv)	Securities Purchase Agreement	Incorporated by reference to Exhibit 10(vvv) of CEL-SCI’s report on Form 8-K dated August 22, 2017.

10(www)	Amendment No. 1 to Assignment of Proceeds and Investment Agreement

10(xxx)	Amendment to Convertible Promissory Notes

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
Vienna, Virginia

We have audited the accompanying balance sheets of CEL-SCI Corporation (the “Company”) as of September 30, 2017 and 2016 and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company at September 30, 2017 and 2016, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has negative working capital, stockholders’ deficit, a history of net losses and expects to incur substantial losses for the foreseeable future that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO USA, LLP

McLean, Virginia
December 29, 2017

CEL-SCI CORPORATION
BALANCE SHEETS
SEPTEMBER 30, 2017 and 2016

ASSETS	2017	2016

Current Assets:
Cash and cash equivalents	$2,369,438	$2,917,996
Receivables	218,481	394,515
Prepaid expenses	826,429	981,677
Deposits - current portion	150,000	154,995
Inventory used for R&D and manufacturing	672,522	1,008,642

Total Current Assets	4,236,870	5,457,825

Plant, property and equipment	16,793,220	17,350,836
Patent costs, net	223,167	256,547
Deposits	1,670,917	1,820,917

Total Assets	$22,924,174	$24,886,125

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$8,196,334	$3,091,512
Accrued expenses	936,698	378,672
Due to employees	693,831	538,278
Notes payable, net of discounts	994,258	-
Derivative instruments, current portion	10,984	-
Other current liabilities	12,449	3,310

Total Current Liabilities	10,844,554	4,011,772

Derivative instruments, net of current portion	2,042,418	8,394,934
Lease liability	13,211,925	13,011,023
Deferred revenue	125,000	125,000
Other liabilities	37,254	22,609

Total liabilities	26,261,151	25,565,338

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value- 200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized;
11,903,133 and 6,248,035 shares issued and outstanding
at September 30, 2017 and 2016, respectively	119,031	62,480
Additional paid-in capital	296,298,401	284,649,429
Accumulated deficit	(299,754,409)	(285,391,122)

Total stockholders' deficit	(3,336,977)	(679,213)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,924,174	$24,886,125

See notes to financial statements

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2017 and 2016

	2017	2016

Grant and other income	$69,020	$285,055

Operating expenses:
Research and development	15,606,985	17,445,382
General & administrative	5,800,348	6,486,501

Total operating expenses	21,407,333	23,931,883

Operating loss	(21,338,313)	(23,646,828)

Gain on derivative instruments	11,007,215	14,013,726

Interest expense, net	(4,032,189)	(1,879,390)

Net loss	(14,363,287)	(11,512,492)

Modification of warrants	(63,768)	-

Net loss available to common shareholders	$(14,427,055)	$(11,512,492)

NET LOSS PER COMMON SHARE
BASIC	$(1.83)	$(2.37)
DILUTED	$(1.91)	$(2.37)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC	7,891,843	4,866,204
DILUTED	7,902,647	4,866,204

See notes to financial statements

CEL-SCI CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT
YEARS ENDED SEPTEMBER 30, 2017 and 2016

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, OCTOBER 1, 2015	4,503,975	$45,040	$269,071,320	$(273,878,630)	$(4,762,270)

Sale of common stock	1,660,930	16,609	21,357,087	-	21,373,696
Issuance of warrants in connection with
sale of common stock	-	-	(8,722,073)	-	(8,722,073)
401(k) contributions paid in common stock	16,340	163	161,408	-	161,571
Stock issued to nonemployees for service	49,953	500	689,813	-	690,313
Equity based compensation - employees	16,837	168	2,012,515	-	2,012,683
Equity based compensation - non-employees	-	-	79,359	-	79,359
Net loss	-	-	-	(11,512,492)	(11,512,492)

BALANCE, SEPTEMBER 30, 2016	6,248,035	62,480	284,649,429	(285,391,122)	(679,213)

Sale of common stock	4,738,920	47,389	10,482,917	-	10,530,306
Issuance of warrants in connection with					-
sale of common stock	-	-	(4,665,683)	-	(4,665,683)
Warrants issued with notes payable	-	-	1,108,867	-	1,108,867
Beneficial conversion feature on notes payable			1,108,867		1,108,867
401(k) contributions paid in common stock	79,941	799	150,509	-	151,308
Conversion of notes payable to common stock	266,686	2,667	448,033	-	450,700
Stock issued to nonemployees for service	76,551	766	203,817	-	204,583
Ergomed stock issuance	480,000	4,800	1,305,600	-	1,310,400
Equity based compensation - employees	13,000	130	1,481,120	-	1,481,250
Equity based compensation - non-employees	-	-	24,925	-	24,925
Net loss	-	-	-	(14,363,287)	(14,363,287)

BALANCE, SEPTEMBER 30, 2017	11,903,133	$119,031	$296,298,401	$(299,754,409)	$(3,336,977)

See notes to financial statements

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2017 and 2016

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,363,287)	$(11,512,492)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	632,915	663,988
Share based payments for services	232,847	751,651
Equity based compensation	1,380,500	2,113,433
Common stock contributed to 401(k) plan	151,308	161,571
Ergomed stock issuance	1,310,400	-
Loss on retired equipment	1,187	248
Gain on derivative instruments	(11,007,215)	(14,013,726)
Amortization of debt discount	917,692	-
Capitalized lease interest	200,902	227,773
(Increase)/decrease in assets:
Receivables	(129,307)	(1,960)
Prepaid expenses	151,909	15,999
Inventory used for R&D and manufacturing	336,120	393,197
Deposits	154,995	145,005
Increase/(decrease) in liabilities:
Accounts payable	5,420,816	(2,389,931)
Accrued expenses	558,026	290,097
Deferred revenue	-	(1,639)
Due to employees	256,303	72,397
Deferred rent liability	1,995	1,896

Net cash used in operating activities	(13,791,894)	(23,082,493)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(10,525)	(31,405)
Expenditures for patent costs	(6,477)	(2,819)

Net cash used in investing activities	(17,002)	(34,224)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	10,519,306	21,420,301
Payment on related party loan	-	(1,104,057)
Proceeds from notes payable	2,745,000	-
Payments on obligations under capital lease	(3,968)	(8,213)

Net cash provided by financing activities	13,260,338	20,308,031

NET DECREASE IN CASH AND CASH EQUIVALENTS	(548,558)	(2,808,686)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,917,996	5,726,682

CASH AND CASH EQUIVALENTS, END OF YEAR	$2,369,438	$2,917,996

See notes to financial statements

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2017 and 2016

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2017	2016
Receivable due under the litigation funding arrangement offset
by the same amount payable to the legal firm providing the services	$(305,341)	$305,341
Conversion of notes payable to common stock	450,700	-
Lease payments included in accounts payable at year end	1,890	815
Fair value of warrants issued in connection with public offering	(4,665,683)	(8,722,073)
Financing costs included in accounts payable at year end	35,605	46,605
Prepaid consulting services paid with issuance of common stock	(3,339)	18,021
Conversion of accrued salaries and fees to notes payable	275,000	-

Cash paid for interest expense	$1,888,612	$1,900,567

See notes to financial statements

CEL-SCI CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.   ORGANIZATION

CEL-SCI Corporation (the Company) was incorporated on March 22, 1983, in the state of Colorado, to finance research and development in biomedical science and ultimately to engage in marketing and selling products.

The Company is focused on finding the best way to activate the immune system to fight cancer and infectious diseases. Its lead investigational therapy, Multikine® (Leukocyte Interleukin, Injection), is currently in a pivotal Phase 3 clinical trial involving head and neck cancer, for which the Company has received Orphan Drug Status from the United States Food and Drug Administration (FDA). If the primary endpoint of this global study is achieved, the results will be used to support applications to regulatory agencies around the world for worldwide commercial marketing approvals as a first line cancer therapy.

The Company’s immune therapy, Multikine, is being used in a different way than immune therapy is usually used. It is given before any other therapy has been administered because that is when the immune system is thought to be strongest. It is also administered locally to treat tumors or infections. For example, in the Phase 3 clinical trial, Multikine is given locally at the site of the tumor as a first line treatment before surgery, radiation and/or chemotherapy. The goal is to help the intact immune system kill the micro metastases that usually cause recurrence of the cancer. In short, CEL-SCI believes that local administration and administration before weakening of the immune system by chemotherapy and radiation will result in higher efficacy with less or no toxicity.

Multikine (Leukocyte Interleukin, Injection) is the full name of this investigational therapy, which, for simplicity, is referred to in the remainder of this document as Multikine. Multikine is the trademark that the Company has registered for this investigational therapy, and this proprietary name is subject to FDA review in connection with the Company’s future anticipated regulatory submission for approval. Multikine has not been licensed or approved by the FDA or any other regulatory agency. Neither has its safety or efficacy been established for any use. Further research is required, and early-phase clinical trial results must be confirmed in the Phase 3 clinical trial of this investigational therapy that is in progress.

Multikine has been cleared by the regulators in twenty four countries around the world, including the U.S. FDA, for a global Phase 3 clinical trial in advanced primary (not yet treated) head and neck cancer patients. On September 26, 2016, the Company received verbal notice from the FDA that the Phase 3 clinical trial has been placed on clinical hold. On August 10, 2017, the Company received a letter from the FDA stating that the clinical hold that had been imposed on the Phase 3 cancer study with Multikine has been removed and that all clinical trial activities for the Phase 3 study may resume. On December 7, 2017, the Company announced that the Independent Data Monitoring Committee (IDMC) has completed its review of the Phase 3 study data. The data from all 928 enrolled patients were provided to the IDMC by the Clinical Research Organization (CRO) responsible for data management of this Phase 3 study. The IDMC made the following observation and recommendation: a) the IDMC saw no evidence of any significant safety questions and b) the IDMC recommends continuing the study. On December 11, 2017, the Company announced that the Phase 3 study was fully enrolled. The activities in the Phase 3 study are now focused on the follow-up of the patients enrolled to determine if there is a survival benefit in favor of Multikine.

2.   OPERATIONS AND FINANCING

The Company has incurred significant costs since its inception in connection with the acquisition of certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities, and clinical trials.  The Company has funded such costs with proceeds from loans and the public and private sale of its securities.  The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts.  To date, the Company has not generated any revenue from product sales.  As a result, the Company has been dependent upon the proceeds from the sale of its securities to meet all of its liquidity and capital requirements and anticipates having to do so in the future. During fiscal year 2017 and 2016, the Company raised net proceeds of approximately $13.3 million and $21.4 million, respectively, through the sale of stock and the issuance of convertible notes. The ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

The Company is currently running a large multi-national Phase 3 clinical trial for head and neck cancer with its partners TEVA Pharmaceuticals and Orient Europharma. To finance the study beyond the next twelve months, the Company plans to raise additional capital in the form of corporate partnerships, debt and/or equity financings. The Company believes that it will be able to obtain additional financing because it has done so consistently in the past and because Multikine is a product in the Phase 3 clinical trial stage. However, there can be no assurance that the Company will be successful in raising additional funds on a timely basis or that the funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of money, it may have to curtail its operations until such time as it is able to raise the required funding.

The financial statements have been prepared assuming that the Company will continue as a going concern, but due to the Company's negative working capital, stockholders' deficit, recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has incurred expenses of approximately $45.9 million as of September 30, 2017 on direct costs for the Phase 3 clinical trial. The Company estimates it will incur additional expenses of approximately $13.0 million for the remainder of the Phase 3 clinical trial.  It should be noted that this estimate is based only on the information currently available in the Company’s contracts with the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., the manufacturing of the drug. This number can be affected by the speed of enrollment, foreign currency exchange rates and many other factors, some of which cannot be foreseen.

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

On June 12, 2017, the Company’s shareholders approved a reverse split of the Company’s common stock which became effective on the NYSE American on June 15, 2017. On that date, every twenty five issued and outstanding shares of the Company’s common stock automatically converted into one outstanding share. As a result of the reverse stock split, the number of the Company’s outstanding shares of common stock decreased from 230,127,331 (pre-split) shares to 9,201,645 (post-split) shares. In addition, by reducing the number of the Company’s outstanding shares, the Company’s loss per share in all prior periods increased by a factor of twenty five. The reverse stock split affected all stockholders of the Company’s common stock uniformly, and did not affect any stockholder’s percentage of ownership interest. The par value of the Company’s stock remained unchanged at $0.01 per share and the number of authorized shares of common stock remained the same after the reverse stock split.

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

Plant, property and equipment– The leased manufacturing facility is recorded at total project costs incurred and is depreciated over the 20-year useful life of the building. Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Repairs and maintenance which do not extend the life of the asset are expensed when incurred. The plant, property and equipment are reviewed on a quarterly basis to assess impairment, if any.

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

Leases – Leases are categorized as either operating or capital leases at inception. Operating lease costs are recognized on a straight-line basis over the term of the lease. An asset and a corresponding liability for the capital lease obligation are established for the cost of capital leases. The capital lease obligation is amortized over the life of the lease. For build-to-suit leases, the Company establishes an asset and liability for the estimated construction costs incurred to the extent that it is involved in the construction of structural improvements or takes construction risk prior to the commencement of the lease. Upon occupancy of facilities under build-to-suit leases, the Company assesses whether these arrangements qualify for sales recognition under the sale-leaseback accounting guidance. If a lease does not meet the criteria to qualify for a sale-leaseback transaction, the established asset and liability remain on the Company's balance sheet. See Note 11.

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

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents.  The Company maintains its cash and cash equivalents with high quality financial institutions.  At times, these accounts may exceed federally insured limits.  The Company has not experienced any losses in such bank accounts.  The Company believes it is not exposed to significant credit risk related to cash and cash equivalents. All non-interest bearing cash balances were fully insured up to $250,000 at September 30, 2017.

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. A full valuation allowance was recorded against the deferred tax assets as of September 30, 2017 and 2016.

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

Fair Value Measurements – The Company evaluates financial assets and liabilities subject to fair value measurements in accordance with a fair value hierarchy to prioritize the inputs used to measure fair value. A financial instrument’s level within the fair value hierarchy is based on the lowest level of input significant to the fair value measurement, where Level 1 is the highest and Level 3 is the lowest. See Note 14 for the definition of levels and the classification of assets and liabilities in those levels.

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

Recent Accounting Pronouncements –

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), which affects any entity that changes the terms or conditions of a share-based payment award.  This Update amends the definition of modification by qualifying that modification accounting does not apply to changes to outstanding share-based payment awards that do not affect the total fair value, vesting requirements, or equity/liability classification of the awards.  The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivative and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down-round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down- round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update recharacterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Accounting Standards Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. For all other entities, the amendments in Part I of this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020. Early adoption is permitted for all entities, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part I of this Update should be applied either retrospectively to outstanding financial instruments with a down-round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective or retrospectively to outstanding financial instruments with a down-round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 850), the objective of which is to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. In addition, the amendments in this Update make certain targeted improvements to simplify the application and disclosure of the hedge accounting guidance in current general accepted accounting principles.  For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods beginning after December 15, 2020. Early adoption is permitted in any period after issuance.  For cash flow and net investment hedges existing at the date of adoption, an entity should apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that an entity adopts the amendments in this Update. The amended presentation and disclosure guidance is required only prospectively.  The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases, which will require most leases (with the exception of leases with terms of less than one year) to be recognized on the balance sheet as an asset and a lease liability. Leases will be classified as an operating lease or a financing lease. Operating leases are expensed using the straight-line method whereas financing leases will be treated similarly to a capital lease under the current standard. The new standard will be effective for annual and interim periods, within those fiscal years, beginning after December 15, 2018, but early adoption is permitted. The new standard must be presented using the modified retrospective method beginning with the earliest comparative period presented. The Company is currently evaluating the effect of the new standard on its financial statements and related disclosures. Although the Company has not completed its evaluation of the impact of the adoption of ASU 2016-02, because the Company’s most significant operating lease is currently on its balance sheet (see Note 11), the adoption of ASU 2016-02 is not expected to have a material impact to the financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. ASU 2016-09 simplifies several aspects of the accounting for share-based payment award transactions, including income tax consequences, classification of awards as either equity or liabilities and classification on the statement of cash flows. The new standard will be effective for annual and interim periods, within those fiscal years, beginning after December 15, 2016 but early adoption is permitted. The Company does not expect the adoption of this new amendment to have a material impact on its financial statements and related disclosures. The estimated forfeiture rate is based on historical information, however, the Company will no longer estimate the forfeiture rate on share based payments, but rather recognize forfeitures as they occur.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

4.   WARRANTS AND NON-EMPLOYEE OPTIONS

The following chart represents the warrants and non-employee options outstanding at September 30, 2017:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrants	Exercise Price	Expiration Date	Refer-ence

Series U	4/17/2014	17,821	$43.75	10/17/2017	1
Series DD	12/8/2016	1,360,960	$4.50	12/1/2017	1
Series EE	12/8/2016	1,360,960	$4.50	12/1/2017	1
Series N	8/18/2008	85,339	$3.00	8/18/2018	2
Series S	10/11/13- 10/24/14	1,037,120	$31.25	10/11/2018	1
Series V	5/28/2015	810,127	$19.75	5/28/2020	1
Series W	10/28/2015	688,930	$16.75	10/28/2020	1
Series X	1/13/2016	120,000	$9.25	1/13/2021	2
Series Y	2/15/2016	26,000	$12.00	2/15/2021	2
Series ZZ	5/23/2016	20,000	$13.75	5/18/2021	1
Series BB	8/26/2016	16,000	$13.75	8/22/2021	1
Series Z	5/23/2016	264,000	$13.75	11/23/2021	1
Series FF	12/8/2016	68,048	$3.91	12/1/2021	1
Series CC	12/8/2016	680,480	$5.00	12/8/2021	1
Series HH	2/23/2017	20,000	$3.13	2/16/2022	1
Series AA	8/26/2016	200,000	$13.75	2/22/2022	1
Series JJ	3/14/2017	30,000	$3.13	3/8/2022	1
Series LL	4/30/2017	26,398	$3.59	4/30/2022	1
Series MM	6/22/2017	893,491	$1.86	6/22/2022	2
Series NN	7/24/2017	539,300	$2.52	7/24/2022	2
Series OO	7/31/2017	60,000	$2.52	7/31/2022	2
Series QQ	8/22/2017	87,500	$2.50	8/22/2022	2
Series GG	2/23/2017	400,000	$3.00	8/23/2022	1
Series II	3/14/2017	600,000	$3.00	9/14/2022	1
Series KK	5/3/2017	395,970	$3.04	11/3/2022	1
Series PP	8/28/2017	1,750,000	$2.30	2/28/2023	2
Consultants	12/28/12- 7/28/17	42,000	$2.18- $70.00	12/27/17- 7/27/27	3

The following chart represents the warrants and non-employee options outstanding at September 30, 2016:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrants	Exercise Price	Expiration Date	Refer-ence

Series N	8/18/08	113,785	$13.18	8/18/17	2
Series R	12/6/12	105,000	$100.00	12/6/16	1
Series U	4/17/14	17,821	$43.75	10/17/17	1
Series S	10/11/13 -10/24/14	1,037,120	$31.25	10/11/18	1
Series V	5/28/15	810,127	$19.75	5/28/20	1
Series W	10/28/15	688,930	$16.75	10/28/20	1
Series X	1/13/16	120,000	$9.25	1/13/21	2
Series Y	2/15/16	26,000	$12.00	2/15/21	2
Series ZZ	5/23/16	20,000	$13.75	5/18/21	1
Series Z	5/23/16	264,000	$13.75	11/23/21	1
Series AA	8/26/16	200,000	$13.75	2/22/22	1
Series BB	8/26/16	16,000	$13.75	8/22/21	1

Series P	2/10/12	23,600	$112.50	3/6/17	2
Consultants	12/2/11- 7/1/16	25,600	$9.25- $87.50	10/27/16- 6/30/19	3

1.
Warrant Liabilities

The table below presents the warrant liabilities and their respective balances at September 30:

	2017	2016
Series S warrants	$32,773	$3,111,361
Series U warrants	-	-
Series V warrants	72,912	1,620,253
Series W warrants	83,754	1,799,858
Series Z warrants	77,216	970,604
Series ZZ warrants	4,753	70,609
Series AA warrants	65,087	763,661
Series BB warrants	4,322	58,588
Series CC warrants	394,220	-
Series DD warrants	5,492	-
Series EE warrants	5,492	-
Series FF warrants	47,154	-
Series GG warrants	342,173	-
Series HH warrants	16,014	-
Series II warrants	511,636	-
Series JJ warrants	24,203	-
Series KK warrants	345,720	-
Series LL warrants	20,481	-

Total warrant liabilities	$2,053,402	$8,394,934

The table below presents the gains on the warrant liabilities for the years ended September 30:

	2017	2016
Series S Warrants	$3,078,588	$4,252,193
Series U warrants	-	44,552
Series V warrants	1,547,341	4,658,228
Series W warrants	1,716,104	3,260,913
Series Z warrants	893,388	997,226
Series ZZ warrants	65,856	75,229
Series AA warrants	698,574	672,246
Series BB warrants	54,266	53,139
Series CC warrants	666,203	-
Series DD warrants	437,780	-
Series EE warrants	685,915	-
Series FF warrants	73,828	-
Series GG warrants	272,464	-
Series HH warrants	13,616	-
Series II warrants	404,823	-
Series JJ warrants	20,410	-
Series KK warrants	25,564	-
Series LL warrants	352,495	-
Net gain on warrant liabilities	$11,007,215	$14,013,726

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

Issuance of Fiscal 2017 Warrant Liabilities

On April 30, 2017, the Company entered into a securities purchase agreement with an institutional investor whereby it sold 527,960 shares of its common stock for net proceeds of approximately $1.4 million, or $2.875 per share, in a registered direct offering. In a concurrent private placement, the Company also issued to the purchaser of the Company’s common stock Series KK warrants to purchase 395,970 shares of common stock. The warrants can be exercised at a price of $3.04 per share at any time on or after November 3, 2017 and expire on November 3, 2022. In addition, the Company issued 26,398 Series LL warrants to the placement agent as part of its compensation. The Series LL warrants are exercisable on October 30, 2017 at a price of $3.59 per share and expire on April 30, 2022. The fair value of the Series KK and LL warrants of approximately $0.7 million on the date of issuance was recorded as a warrant liability.

On March 14, 2017, the Company sold 600,000 registered shares of common stock and 600,000 Series II warrants to purchase 600,000 unregistered shares of common stock at combined offering price of $2.50 per share.  The Series II warrants have an exercise price of $3.00 per share and expire September 14, 2022. In addition, the Company issued 30,000 Series JJ warrants to purchase 30,000 shares of unregistered common stock to the placement agent. The Series JJ warrants have an exercise price $3.13 and expire on March 8, 2022. The net proceeds from this offering were approximately $1.3 million. The fair value of the Series II and JJ warrants of approximately $1.0 million on the date of issuance was recorded as a warrant liability.

On February 23, 2017, the Company sold 400,000 registered shares of common stock and 400,000 Series GG warrants to purchase 400,000 unregistered shares of common stock at a combined price of $2.50 per share.  The Series GG warrants have an exercise price of $3.00 per share and expire August 23, 2022. In addition, the Company issued to the placement agent 20,000 Series HH warrants to purchase 20,000 shares of unregistered common stock. The Series HH warrants have an exercise price $3.13 and expire on February 16, 2022. The net proceeds from this offering were approximately $0.8 million. The fair value of the Series GG and HH warrants of approximately $0.6 million on the date of issuance was recorded as a warrant liability.

On December 8, 2016, the Company sold 1,360,960 shares of common stock and warrants to purchase common stock at a price of $3.13 in a public offering. The warrants consist of 680,480 Series CC warrants to purchase 680,480 shares of common stock, 1,360,960 Series DD warrants to purchase 1,360,960 shares of common stock and 1,360,960 Series EE warrants to purchase 1,360,960 shares of common stock. The Series CC warrants were immediately exercisable, expire in five-years from the offering date and have an exercise price of $5.00 per share. The Series DD warrants were immediately exercisable and have an exercise price of $4.50 per share. On June 5, 2017 and June 29, 2017, the expiration date of the Series DD warrants was extended from June 8, 2017 to July 10, 2017 and then to August 10, 2017. On August 29, 2017, the expiration date of the Series DD warrants was extended to December 1, 2017. The Series EE warrants are immediately exercisable and have an exercise price of $4.50 per share. On August 29, 2017, the initial expiration date of the Series EE warrants was extended from September 8, 2017 to December 1, 2017. In addition, the Company issued 68,048 Series FF warrants to purchase 68,048 shares of common stock to the placement agent. The FF warrants expire on December 1, 2021 and have an exercise price $3.91. Net proceeds from this offering were approximately $3.7 million. The fair value of the Series CC, DD, EE and FF warrants of approximately $2.3 million on the date of issuance was recorded as a warrant liability.
.
Series AA and BB Warrants

On August 26, 2016, the Company closed a registered direct offering of 400,000 shares of common stock and 200,000 Series AA warrants to purchase 200,000 shares of common stock. The common stock and warrants were sold at a combined per unit price of $12.50 for proceeds of approximately $4.5 million, net of placement agent’s commissions and offering expenses. The Series AA warrants may be exercised at any time after February 22, 2017 and on or before February 22, 2022 at a price of $13.75 per share. The Company also issued 16,000 Series BB warrants to the placement agent as part of its compensation. The Series BB warrants may be exercised at any time on or after February 22, 2017 and on or before August 22, 2021 at a price of $13.75 per share. The fair value of the Series AA and Series BB warrants of approximately $1.5 million on the date of issuance was recorded as a warrant liability.

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

2.
Equity Warrants

Series PP and Series QQ Warrants

On August 22, 2017, the Company entered into a securities purchase agreement with institutional investors whereby it sold 1,750,000 shares of its common stock for net proceeds of approximately $3.2 million, or $2.00 per share, in a registered direct offering. In a concurrent private placement, the Company also issued to the purchasers of the Company’s common stock Series PP warrants to purchase 1,750,000 shares of common stock. The warrants can be exercised at a price of $2.30 per share at any time on or after February 28, 2018 and expire on February 28, 2023. In addition, the Company issued 87,500 Series QQ warrants to the placement agent as part of its compensation. The Series QQ warrants are exercisable on February 22, 2018 at a price of $2.50 per share and expire on August 22, 2022. The Series PP and Series QQ warrants qualify for equity treatment in accordance with ASC 815. The relative fair value of the warrants was approximately $1.4 million.

Series OO Warrants

On July 26, 2017, the Company entered into a securities purchase agreement with an investor whereby it sold 100,000 shares of its common stock for gross proceeds of $229,000, or $2.29 per share, in a registered offering. In a concurrent private placement, the Company also issued to the purchaser of the common stock Series OO warrants to purchase 60,000 shares of the Company’s common stock. The warrants can be exercised at a price of $2.52 per share, commencing six months after the date of issuance and ending five years after the date of issuance. The Series OO warrants qualify for equity treatment in accordance with ASC 815. The relative fair value of the warrants was approximately $62,000.

Series NN Warrants

On July 24, 2017, in connection with the issuances of convertible notes (See Note 7), the Company issued the note holders Series NN warrants which entitle the purchasers to acquire up to an aggregate of 539,300 shares of the Company’s common stock. The warrants are exercisable at a fixed price of $2.52 per share and expire on July 24, 2022. Shares issuable upon the exercise of the notes and warrants were restricted securities unless registered. The shares were registered effective September 1, 2017. Proceeds from the sale of notes payable and the issuance of the warrants were approximately $1.2 million. The Company allocated the proceeds received to the notes and the Series NN warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Series NN warrants to be approximately $0.5 million. The Series NN warrants qualify for equity treatment in accordance with ASC 815.

Series MM Warrants

On June 22, 2017, in connection with the issuance of convertible notes (see Note 7), the Company issued the note holders Series MM warrants, which entitle the purchasers to acquire up to an aggregate of 893,491 shares of the Company’s common stock. The Series MM warrants are exercisable at a price of $1.86 per share and expire on June 22, 2022. Shares issuable upon the exercise of the notes and warrants were restricted securities unless registered. The shares were registered effective August 8, 2017. Proceeds from the sale of notes payable and the issuance of the warrants were $1.5 million. The Company allocated proceeds received to the Notes and the Series MM warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Series MM warrants to be approximately $0.6 million. The Series MM warrants qualify for equity treatment in accordance with ASC 815.

Series X Warrants

In January 2016, the Company sold 120,000 shares of its common stock and 120,000 Series X warrants to the de Clara Trust for approximately $1.1 million. The de Clara Trust is controlled by Geert Kersten, the Company's Chief Executive Officer and a director. Each Series X warrant allows the de Clara Trust to purchase one share of the Company's common stock at a price of $9.25 per share at any time on or before January 13, 2021. The Series X warrants qualify for equity treatment in accordance with ASC 815. The relative fair value of the warrants was approximately $417,000.

Series Y Warrants

On February 15, 2016, the Company sold 52,000 shares of its common stock and 26,000 Series Y warrants to a private investor for $624,000. Each Series Y warrant allows the holder to purchase one share of the Company's common stock at a price of $12.00 per share at any time on or before February 15, 2021. The Series Y warrants qualify for equity treatment in accordance with ASC 815. The relative fair value on the date of issuance of the warrants was approximately $144,000.

Series N Warrants

Series N warrants were previously issued in connection with a financing and were subsequently transferred to the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary.

On July 17, 2017, the Series N warrants held in the de Clara Trust were modified. The modification extended the expiration date by one year to expire on August 18, 2018; the 113,785 warrants outstanding were reduced by 25% to 85,339 warrants outstanding; and the exercise price was reduced to $3.00 per share. The incremental cost of this modification was approximately $64,000, which was recorded as a deemed dividend.

3.
Options and Shares Issued to Consultants

The Company typically enters into consulting arrangements in exchange for common stock or stock options. During the years ended September 30, 2017 and 2016 the Company issued 76,551 and 49,954 shares, respectively, of common stock to consultants of which 68,352 and 31,360 shares, respectively, were restricted shares. Under these arrangements, the common stock was issued with stock prices ranging between $1.73 and $7.25 per share.

Additionally, during the years ended September 30, 2017 and 2016 the Company issued to consultants 20,000 and 16,400 options, respectively, to purchase common stock with an exercise price of $2.18 per share and a fair value of $1.87 per share. The aggregate values of the issuances of restricted common stock and common stock options are recorded as prepaid expenses and are charged to general and administrative expenses over the periods of service.

During the years ended September 30, 2017 and 2016, the Company recorded total expense of approximately $233,000 and $752,000, respectively, relating to these consulting agreements. At September 30, 2017 and 2016, approximately $45,000 and $48,000, respectively, are included in prepaid expenses. As of September 30, 2017, 42,000 options issued to consultants as payment for services remained outstanding, all of which were issued from the Non-Qualified Stock Option plans and are fully vested.

5.   PLANT, PROPERTY AND EQUIPMENT

Plant, property and equipment consisted of the following at September 30:

	2017	2016
Leased manufacturing facility	$21,183,756	$21,183,756
Research equipment	3,169,158	3,158,633
Furniture and equipment	124,369	133,499
Leasehold improvements	131,910	131,910
	24,609,193	24,607,798

Accumulated depreciation and amortization	(7,815,973)	(7,256,962)

Net plant, property and equipment	$16,793,220	$17,350,836

The Company is not the legal owner of the manufacturing building, but is deemed to be the owner for accounting purposes, based on the accounting guidance for build-to-suit leases. See Note 11, Commitments and Contingencies–Lease Obligations, for additional information. As of September 30, 2017 and 2016, accumulated depreciation on the manufacturing building is approximately $4.6 million and $4.1 million, respectively. Depreciation expense for the years ended September 30, 2017 and 2016 totaled approximately $593,000 and, $626,000, respectively. Depreciation expense includes depreciation on the leased manufacturing building of approximately $514,000, which is included in research and development costs on the Statements of Operations. During the year ended September 30, 2017, the Company purchased an asset under a lease classified as a capital lease. That asset has a net book value of approximately $21,000 on September 30, 2017. Amortization of the capital lease asset is included in general and administrative expenses on the Statements of Operations.

6.   PATENTS

Patents consisted of the following at September 30:

	2017	2016
Patents	$1,535,087	$1,528,610
Accumulated amortization	(1,311,920)	(1,272,063)

Patents, net	$223,167	$256,547

During the years ended September 30, 2017 and 2016,there was no impairment of patent costs. Amortization expense for the years ended September 30, 2017 and 2016 totaled approximately $40,000 and $38,000, respectively. The total estimated future amortization is as follows:

Years ending September 30,
2018	$37,000
2019	35,000
2020	32,000
2021	28,000
2022	25,000
Thereafter	66,000
$223,000

7.   NOTES PAYABLE

On July 24, 2017, the Company issued Series NN convertible notes in the aggregate principal amount of $1.2 million to 12 individual investors. A trust in which Geert Kersten, the Company’s Chief Executive Officer, holds a beneficial interest participated in the offering and purchased a note in the principal amount of $250,000. Patricia B. Prichep, the Company’s Senior Vice President of Operations, participated in the offering and purchased a note in the principal amount of $25,000. The Series NN Notes bear interest at 4% per year and are due on December 22, 2017. At the option of the note holders, the Series NN Notes can be converted into shares of the Company’s common stock at a fixed conversion rate of $2.29, the closing price on July 21, 2017. The purchasers of the convertible notes also received Series NN warrants which entitle the purchasers to acquire up to 539,300 shares of the Company’s common stock. The warrants are exercisable at a price of $2.52 per share and expire on July 24, 2022. Shares issuable upon the exercise of the warrants were restricted securities unless registered. The shares were registered effective September 1, 2017.

The Series NN Notes were issued together with Series NN warrants, as discussed in the preceding section. Upon issuance of the Series NN Notes and Series NN warrants, the Company allocated proceeds received to the notes and warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Series NN Notes to be approximately $0.7 million, the initial carrying value of the Series NN warrants to be approximately $0.5 million, and recorded a debt discount in the amount of approximately $0.5 million.

On June 22, 2017, CEL-SCI issued Series MM convertible notes in the aggregate principal amount of $1.5 million to six individual investors. The Series MM Notes bear interest at 4% per year and are due on December 22, 2017. At the option of the note holders, the Series MM Notes can be converted into shares of the Company’s common stock at a fixed conversion rate of $1.69. The number of shares of the Company’s common stock issued upon conversion will be determined by dividing the principal amount to be converted by $1.69, which could result in the issuance of 893,491 shares of the Company’s common stock. The purchasers of the convertible notes also received Series MM warrants which entitle the purchasers to acquire up to 893,491 shares of the Company’s common stock. The warrants are exercisable at a price of $1.86 per share and expire on June 22, 2022. Shares issuable upon the exercise of the warrants were restricted securities unless registered. The shares were registered effective August 8, 2017.

The Series MM Notes were issued together with Series MM warrants, as discussed in the preceding section. Upon issuance of the Series MM Notes and Series MM warrants, the Company allocated proceeds received to the notes and warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Series MM Notes to be approximately $0.9 million, the initial carrying value of the Series MM warrants to be approximately $0.6 million, and recorded a debt discount in the amount of approximately $0.6 million.

During the quarter ended September 30, 2017, two note holders converted their Series MM notes into shares of common stock. The face value of the converted notes was $450,700. The unamortized debt discount relating to the converted notes was charged to interest expense.

Pursuant to the guidance in ASC 815-40, Contracts in Entity’s Own Equity, the Company evaluated whether the conversion feature of the note needed to be bifurcated from the host instrument as a freestanding financial instrument. Under ASC 815-40, to qualify for equity classification (or non-bifurcation, if embedded) the instrument (or embedded feature) must be both (1) indexed to the issuer’s own stock and (2) meet the requirements of the equity classification guidance. Based upon the Company’s analysis, it was determined the conversion option is indexed to its own stock and also met all the criteria for equity classification. Accordingly, the conversion option is not required to be bifurcated from the host instrument as a freestanding financial instrument. Since the conversion feature meets the equity scope exception from derivative accounting, the Company then evaluated whether the conversion feature needed to be separately accounted for as an equity component under ASC 470-20, Debt with Conversion and Other Options. Based upon the Company’s analysis, it was determined that a beneficial conversion feature existed as a result of the reduction in the face value of the Series MM and NN Notes, due to a portion of proceeds being allocated to the related warrants, and thus the conversion features needed to be separately accounted for as an equity component. The Company recorded beneficial conversion features relating to the Series MM and NN notes of approximately $603,000 and $506,000, respectively, which were also recorded as debt discounts.

The total debt discount on both Series MM and NN notes is being amortized to interest expense using the effective interest method over the expected term of the notes. At September 30, 2017, the remaining debt discount is approximately $1.3 million.

During the year ended September 30, 2017, the Company recorded approximately $941,000 in interest expense related to the Series MM and NN notes, of which approximately $23,000 was recorded as accrued interest, and approximately $918,000 was recorded as amortization of the debt discount.

The Series MM and Series NN notes are secured by a first lien on all of the Company’s assets.

8.   INCOME TAXES

At September 30, 2017 and 2016, the Company had federal net operating loss carryforwards of approximately $187.8 million and $169.7 million, respectively. The NOLs begin to expire during the fiscal year ending September 30, 2019 and become fully expired by the end of the fiscal year ended 2037. In addition, the Company has a general business credit as a result of the credit for increasing research activities (“R&D credit”) of approximately $1.2 million at September 30, 2017 and 2016. The R&D credit begins to expire during the fiscal year ending September 30, 2020 and is fully expired during the fiscal year ended 2029. Deferred taxes consisted of the following at September 30:

	2017	2016

Net operating loss carryforwards	$70,752,000	$64,366,000
R&D credit	1,221,000	1,221,000
Stock-based compensation	6,292,000	6,379,000
Capitalized R&D	21,160,000	18,508,000
Vacation and other	121,000	179,000
Total deferred tax assets	99,546,000	90,653,000

Fixed assets and intangibles	(523,000)	(49,000)
Total deferred tax liability	(523,000)	(49,000)

Net deferred tax asset	99,023,000	90,604,000
Valuation allowance	(99,023,000)	(90,604,000)
Ending Balance	$-	$-

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

The Company has no federal or state current or deferred tax expense or benefit. The Company’s effective tax rate differs from the applicable federal statutory tax rate. The reconciliation of these rates is as follows at September 30:

	2017	2016

Federal Rate	34.00%	34.00%
State tax rate, net of federal benefit	6.44	3.92
State tax rate change	(3.91)	(22.00)
Other adjustments	(3.39)	(0.03)
Permanent differences (1)	25.49	44.90
Change in valuation allowance	(58.63)	(60.79)

Effective tax rate	0.00%	0.00%

(1) Primarily due to the approximate $11 million and $14 million gain on derivative instruments from the change in fair value of the Company’s warrant liabilities during the years ended September 30, 2017 and 2016, respectively.

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes,” which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more likely than not that the position will be sustained. The Company has elected to reflect any tax penalties or interest resulting from tax assessments on uncertain tax positions as a component of tax expense. The Company has generated federal net operating losses in tax years ending September 30, 1998 through 2016. These years remain open to examination by the major domestic taxing jurisdictions to which the Company is subject.

9.    STOCK COMPENSATION

The Company recognized the following expenses for options issued or vested and restricted stock awarded during the year:

	Year Ended September 30,
	2017	2016
Employees	$1,380,500	$2,113,433
Non-employees	$232,847	$751,651

Stock compensation expenses were recorded as general and administrative expense. During the years ended September 30, 2017 and 2016, non-employee stock compensation excluded approximately $45,000 and $48,000, respectively, for future services to be performed (Note 12).

During the years ended September 30, 2017 and 2016 the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

	2017	2016
Expected stock price volatility	88.54 – 90.67%	75.58 – 80.9%
Risk-free interest rate	2.18 – 2.29%	0.71 – 1.56%
Expected life of options	9.69 – 10 Years	3.0 – 9.69 Years
Expected dividend yield	-	-

Non-Qualified Stock Option Plans – At September 30, 2017, the Company has collectively authorized the issuance of 1,187,200 shares of common stock under its Non-Qualified Stock Option Plans. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options were determined by the Company’s Compensation Committee, which administers the plans. The Company’s employees, directors, officers, and consultants or advisors are eligible to be granted options under the Non-Qualified Stock Option Plans.

Incentive Stock Option Plans – At September 30, 2017, the Company had collectively authorized the issuance of 138,400 shares of common stock under its Incentive Stock Option Plans. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options were determined by the Company’s Compensation Committee, which administers the plans. Only the Company’s employees are eligible to be granted options under the Incentive Stock Option Plans.

Activity in the Company’s Non-Qualified and Incentive Stock Option Plans for the two years ended September 30, 2017 is summarized as follows:

Non-Qualified and Incentive Stock Option Plans
	Outstanding				Exercisable
			Weighted				Weighted
		Weighted	Ave	Aggregate		Weighted	Ave	Aggregate
	Number of	Average	Remaining Contractual	Intrinsic	Number of	Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value	Shares	Exercise Price	Term (Years)	Value
Outstanding at October 1, 2015	301,511	$67.75	5.98	$50	181,102	$78.75	5.01	$0

Vested					56,069	$31.75
Granted (a)	48,544	$12.00
Exercised
Forfeited	2,240	$21.50
Expired	4,240	$145.00			4,240	$145.00
Cancelled

Outstanding at September 30, 2016	343,575	$59.22	5.35	$0	232,931	$66.28	4.76	$0
Vested					63,812	$18.45
Granted (b)	932,825	$2.17
Exercised
Forfeited	15,795	$9.46
Expired	20,761	$88.80			20,761	$88.80
Cancelled

Outstanding at September 30, 2017	1,239,844	$16.44	8.50	$1,400	275,982	$53.53	4.91	$0
(a)
Includes 16,400 stock options granted to consultants
(b)
Includes 20,000 stock options granted to consultants

A summary of the status of the Company’s non-vested options for the two years ended September 30, 2017 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value

Unvested at October 1, 2015	120,409	$43.09
Vested	(56,069)
Granted	48,544
Forfeited	(2,240)
Unvested at September 30, 2016	110,644	$36.96
Vested	(63,812)
Granted	932,825
Forfeited	(15,795)
Unvested at September 30, 2017	963,862	$4.91

Incentive Stock Bonus Plan – Up to 640,000 shares are authorized under the 2014 Incentive Stock Bonus Plan. The shares will only be earned upon the achievement of certain milestones leading to the commercialization of the Company’s Multikine technology, or specified increases in the market price of the Company’s stock. If the performance or market criteria are not met as specified in the Incentive Stock Bonus Plan, all or a portion of the awarded shares will be forfeited. The fair value of the shares on the grant date was calculated using the market value on the grant-date for issuances where the attainment of performance criteria is likely and using a Monte Carlo simulation for issuances where the attainment of performance criteria is uncertain. The grant date fair value of shares issued that remain outstanding as of September 30, 2017 was approximately $8.6 million. The total value of the shares, if earned, is being expensed over the requisite service periods for each milestone, provided the requisite service periods are rendered, regardless of whether the market conditions are met. No compensation cost is recognized for awards where the requisite service period is not rendered. During the years ended September 30, 2017 and 2016, the Company recorded expense relating to the issuance of restricted stock pursuant to the plan of approximately $633,000 and $634,000, respectively. At September 30, 2017, the Company has unrecognized compensation expense of approximately $2.5 million which is expected to be recognized over a weighted average period of four years.

A summary of the status of the Company’s restricted common stock issued from the Incentive Stock Bonus Plan for the two years ended September 30, 2017 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested at September 30, 2015	604,000	$13.75
Vested	-
Unvested at September 30, 2016	604,000	$13.75
Vested	(136,000)
Unvested at September 30, 2017	468,000	$13.75

Stock Bonus Plans – At September 30, 2017, the Company was authorized to issue up to 383,760 shares of common stock under its Stock Bonus Plans. All employees, directors, officers, consultants, and advisors are eligible to be granted shares. During the year ended September 30, 2017, 79,941 shares were issued to the Company’s 401(k) plan for a cost of approximately $151,000. During the year ended September 30, 2016, 16,340 shares were issued to the Company’s 401(k) plan for a cost of approximately $162,000. As of September 30, 2017, the Company has issued a total of 206,390 shares of common stock from the Stock Bonus Plans.

Stock Compensation Plans – At September 30, 2017, 134,000 shares were authorized for use in the Company’s Stock Compensation Plans. During the years ended September 30, 2017, and 2016, 23,202 and 18,593 shares, respectively, were issued from the Stock Compensation Plans to consultants for payment of services at a cost of approximately $60,000 and $234,000, respectively. During the year ended September 30, 2017 and 2016, 13,000 and 3,837 shares, respectively, were issued to employees from the Stock Compensation Plans as part of their compensation at a cost of approximately $24,000 and $45,000, respectively. As of September 30, 2017, the Company has issued 115,590 shares of common stock from the Stock Compensation Plans.

10.  EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code, subject to the Employee Retirement Income Security Act of 1974, as amended, and covering substantially all Company employees. Each participant’s contribution is matched by the Company with shares of common stock that have a value equal to 100% of the participant’s contribution, not to exceed the lesser of $10,000 or 6% of the participant’s total compensation. The Company’s contribution of common stock is valued each quarter based upon the closing bid price of the Company’s common stock. Total expense, including plan maintenance, for the years ended September 30, 2017 and 2016, in connection with this Plan was approximately $163,000 and $168,000, respectively.

11.  COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In March 2013, the Company entered into an agreement with Aptiv Solutions to provide certain clinical research services in accordance with a master service agreement. The Company will reimburse Aptiv for costs incurred. The agreement required the Company to make $600,000 in advance payments which are being credited against future invoices in $150,000 annual increments through December 2017. As of September 30, 2017, the total balance advanced is $150,000 and is classified as a current asset.

In April 2013, the Company entered into a co-development and revenue sharing agreement with Ergomed. Under the agreement, Ergomed will contribute up to $10 million towards the study in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount. In October 2015, the Company entered into a second co-development and revenue sharing agreement with Ergomed for an additional $2 million, for a total of $12 million. The Company accounted for the co-development and revenue sharing agreement in accordance with ASC 808 “Collaborative Arrangements”. The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.” Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its Statements of Operations. Since the Company entered into the co-development and revenue sharing agreement with Ergomed, it has incurred research and development expenses of approximately $25.0 million related to Ergomed’s services. This amount is net of Ergomed’s discount of approximately $8.4 million. During the years ended September 30, 2017 and 2016, the Company recorded, approximately $5.8 million and $7.2 million, respectively, as research and development expense related to Ergomed’s services. These amounts were net of Ergomed’s discount of approximately $2.1 million in each of the periods presented.

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

The arbitration has been going on longer than expected, but it is finally nearing its end. The hearing (the “trial”) started on September 26, 2016. The last witness in the arbitration hearing testified on Wednesday, November 8, 2017, and no further witnesses or testimony are expected. With that final witness, the testimony phase of the arbitration concluded. All that remains at the trial level are closing statements and post-trial submissions.

Lease Agreements

The Company leases a manufacturing facility near Baltimore, Maryland under an operating lease (the San Tomas lease). The building was remodeled in accordance with the Company’s specifications so that it can be used by the Company to manufacture Multikine for the Company’s Phase 3 clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and requires annual base rent to escalate each year at 3%. The Company is required to pay all real estate and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The Company contributed approximately $9.3 million towards the tenant-directed improvements, of which $3.2 million is being refunded during years six through twenty through reduced rental payments. The landlord paid approximately $11.9 million towards the purchase of the building, land and the tenant-directed improvements. The asset was placed in service in October 2008.

Because the terms of the original lease agreements required the Company to be responsible for cost overruns, if there had been any, but of which there were none, the Company was deemed to be the owner of the building for accounting purposes under the build-to-suit guidance in ASC 840-40-55. In addition to the tenant improvements the Company incurred and capitalized on its balance sheet, the Company recorded an asset for tenant-directed improvements and for the costs paid by the lessor to purchase the building and to perform improvements, as well as a corresponding liability for the landlord costs. Upon completion of the improvements, the Company did not meet the “sale-leaseback” criteria under ASC 840-40-25, Accounting for Leases, Sale-Leaseback Transactions, and therefore, treated the lease as a financing obligation. Therefore, the asset and corresponding liability were not be derecognized.

As of September 30, 2017 and 2016, the leased building asset has a net book value of approximately $16.6 million and $17.1 million and the landlord liability as a balance of $13.2 million and $13.0 million. The leased asset is being depreciated using a straight line method of the 20 year lease term to a residual value. The landlord liability is being amortized over the 20 years using the effective interest method.

The Company was required to deposit the equivalent of one year of base rent in accordance with the San Tomas lease. When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company. The approximate $1.7 million deposit is included in non-current assets on September 30, 2017 and 2016.

Approximate future minimum lease payments under the San Tomas lease as of September 30, 2017 are as follows:

Years ending September 30,
2018	$1,747,000
2019	1,808,000
2020	1,872,000
2021	1,937,000
2022	2,004,000
Thereafter	13,758,000
Total future minimum lease obligation	23,126,000
Less: imputed interest on financing obligation	(9,914,000)
Net present value of lease financing obligation	$13,212,000

The Company subleases a portion of its rental space on a month to month term lease, which requires a 30 day notice for termination. The sublease rent for the years ended September 30, 2017 and 2016 was approximately $69,000 and $67,000, respectively, and is recorded in grant income and other in the statements of operations.

The Company leases its research and development laboratory under a 60 month lease which expires February 28, 2017. In September 2016, the lease was extended through February 28, 2022. The operating lease includes escalating rental payments. The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate of approximately $13,000 per month. As of September 30, 2017 and 2016, the Company has recorded a deferred rent liability of approximately $5,000 and $2,000, respectively.

The Company leases its office headquarters under a 60 month lease which expires June 30, 2020. The operating lease includes escalating rental payments. The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate approximately $8,000 per month. As of September 30, 2017 and 2016, the Company has recorded a deferred rent liability of approximately $18,000.

The Company leases office equipment under a capital lease arrangement. The terms of the capital lease is 60 months and expires on October 31, 2021. The monthly lease payment is $505. The lease bears interest at approximately 6.25% per annum. The Company’s previous equipment lease expired on September 30, 2016.

Approximate future minimum annual lease payments due under non-cancelable operating leases, excluding the San Tomas lease, for the years ending after September 30, 2017 are as follows:

Years ending September 30,
2018	$251,000
2019	258,000
2020	238,000
2021	163,000
2022	69,000
Thereafter	-
Total future minimum lease obligation	$979,000

Rent expense, for the years ended September 30, 2017 and 2016, excluding the rent paid on the San Tomas lease, was approximately $245,000 and $234,000, respectively. The Company’s three leases expire between June 2020 and October 2028.

Vendor Obligations

Further, the Company has contingent obligations with other vendors for work that will be completed in relation to the Phase 3 trial. The timing of these obligations cannot be determined at this time. CEL-SCI estimates it will incur additional expenses of approximately $13.0 million for the remainder of the Phase 3 clinical trial. It should be noted that this estimate is based only on the information currently available in CEL-SCI’s contracts with the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g. the manufacturing of the drug.

12.  RELATED PARTY TRANSACTIONS

On July 24, 2017, the Company issued convertible notes (Series NN Notes) in the aggregate principal amount of $1.2 million to 12 individual investors. A trust in which Geert Kersten, the Company’s Chief Executive Officer, holds a beneficial interest participated in the offering and purchased a note in the principal amount of $250,000. Patricia B. Prichep, the Company’s Senior Vice President of Operations, participated in the offering and purchased a note in the principal amount of $25,000. The terms of the trust’s Note and Ms. Prichep’s Note were identical to the other participants. The number of shares of the Company’s common stock issued upon conversion will be determined by dividing the principal amount to be converted by $2.29, which would result in the issuance of 109,170 shares to the trust and 10,917 shares to Ms. Prichep upon conversion. Along with the other purchasers of the convertible notes, the trust and Ms. Prichep also received Series NN warrants to purchase up to 109,170 and 10,917 shares, respectively, of the Company’s common stock. The Series NN warrants are exercisable at a fixed price of $2.52 per share and expire on July 24, 2022. Shares issuable upon the exercise of the notes and warrants were restricted securities unless registered. The shares were registered effective September 1, 2017.

On June 22, 2017, CEL-SCI issued convertible notes (Series MM Notes) in the aggregate principal amount of $1.5 million to six individual investors. Geert Kersten, the Company’s Chief Executive Officer, participated in the offering and purchased notes in the principal amount of $250,000. The terms of Mr. Kersten’s Note were identical to the other participants. The number of shares of the Company’s common stock issued upon conversion will be determined by dividing the principal amount to be converted by $1.69, which would result in the issuance of 147,929 shares to Mr. Kersten upon conversion. Along with the other purchasers of the convertible notes, Mr. Kersten also received Series MM warrants to purchase up to 147,929 shares of the Company’s common stock. The Series MM warrants are exercisable at a fixed price of $1.86 per share and expire on June 22, 2022. Shares issuable upon the exercise of the notes and warrants were restricted securities unless registered. The shares were registered effective August 8, 2017.

No interest payments were made to officers during the year ended September 30, 2017.

Effective August 31, 2016, the Company issued Maximilian de Clara, the Company’s then President and a director, through the de Clara Trust, 26,000 shares of restricted stock in payment of past services. The de Clara Trust was established by Maximilian de Clara, the Company’s former President and a director. The shares were issued as follows; 13,000 shares upon his resignation on August 31, 2016 and 13,000 on August 31, 2017. The total value of the shares issued was approximately $176,000, of which approximately $24,000 was expensed during the year ended September 30, 2017 and $152,000 was expensed during the year ended September 30, 2016. On September 30, 2016, the fair value accrued for unissued shares was approximately $101,000.

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

No interest payments were made to Mr. de Clara or the de Clara Trust during the year ended September 30, 2017. During the year ended September 30, 2016, the Company paid approximately $43,000 interest expense to Mr. de Clara.

13.  STOCKHOLDERS’ EQUITY

On August 22, 2017, the Company entered into a securities purchase agreement with institutional investors whereby it sold 1,750,000 shares of its common stock for net proceeds of approximately $3.2 million, or $2.00 per share, in a registered direct offering. In a concurrent private placement, the Company also issued to the purchasers of the Company’s common stock Series PP warrants to purchase 1,750,000 shares of common stock. In addition, the Company issued 87,500 Series QQ warrants to the placement agent as part of its compensation. See Note 4 for more information with respect to the Series PP & QQ warrants.

On August 15, 2017, the Company entered into a Securities Purchase Agreement with Ergomed plc, the Company’s Clinical Research Provider, to facilitate the payment of some of the accounts payable balances due Ergomed. Under the Agreement, the Company issued Ergomed 480,000 shares, with a fair market value of approximately $1.3 million, as a forbearance fee in exchange for Ergomed’s agreement to provisionally forbear collection of the payables. In an amount equal to the net proceeds from the resales of the shares issued to Ergomed. The Company recorded the full amount of the expense upon issuance and will credit any amounts realized through reduction of the payables. During the quarter ended September 30, 2017, 64,792 shares were resold and the Company reduced the expense by approximately $107,000. The net expense of $1.2 million recorded during the quarter is included in interest expense.

On July 26, 2017, the Company entered into a securities purchase agreement with an investor whereby it sold 100,000 shares of its common stock for gross proceeds of $229,000, or $2.29 per share, in a registered offering. In a concurrent private placement, the Company also issued to the purchaser of that common stock Series OO warrants to purchase 60,000 shares of the Company’s common stock. See Note 4 for more information with respect to the Series OO warrants.

On April 30, 2017, the Company entered into a securities purchase agreement with an institutional investor whereby it sold 527,960 shares of its common stock for net proceeds of approximately $1.4 million, or $2.875 per share, in a registered direct offering. In a concurrent private placement, the Company also issued to the purchaser of the Company’s common stock, Series KK warrants to purchase 395,970 shares of common stock. In addition, the Company issued 26,398 Series LL warrants to the Placement Agent as part of its compensation. See Note 4 for more information with respect to the Series KK and LL warrants.

On March 14, 2017, the Company sold 600,000 registered shares of common stock and 600,000 Series II warrants to purchase 600,000 unregistered shares of common stock at combined offering price of $2.50 per share.  In addition, the Company issued 30,000 Series JJ warrants to purchase 30,000 shares of unregistered common stock to the placement agent. The net proceeds from this offering were approximately $1.3 million. See Note 4 for more information with respect to the Series II and JJ warrants.

On February 23, 2017, the Company sold 400,000 registered shares of common stock and 400,000 Series GG warrants to purchase 400,000 unregistered shares of common stock at a combined price of $2.50 per share.  In addition, the Company issued to the placement agent, 20,000 Series HH warrants to purchase 20,000 shares of unregistered common stock. The net proceeds from this offering were approximately $0.8 million. See Note 4 for more information with respect to the Series GG and HH warrants.

On December 8, 2016, the Company sold 1,360,960 shares of common stock and warrants to purchase common stock at a price of $3.13 in a public offering. The warrants consist of 680,480 Series CC warrants to purchase 680,480 shares of common stock, 1,360,960 Series DD warrants to purchase 1,360,960 shares of common stock and 1,360,960 Series EE warrants to purchase 1,360,960 shares of common stock. In addition, the Company issued 68,048 Series FF warrants to purchase 68,048 shares of common stock to the placement agent. Net proceeds from this offering were approximately $3.7 million. See Note 4 for more information with respect to the Series CC, DD, EE and FF warrants.

On August 26, 2016, the Company closed a registered direct offering of 400,000 shares of common stock and Series AA warrants to purchase up to 200,000 shares of common stock. Each share of common stock was sold together with a Series AA warrant to purchase one-half of a share of common stock for the combined purchase price of $13.75. The Company also issued 16,000 Series BB warrants to the placement agent as part of its compensation. The Company received proceeds from the sale of Series AA and Series BB shares and warrants of approximately $4.5 million, net of placement agent’s commissions and offering expenses. See Note 4 for more information with respect to the Series AA and BB warrants.

On May 23, 2016, the Company closed a registered direct offering of 400,000 shares of common stock and 264,000 Series Z warrants to purchase shares of common stock. The common stock and warrants were sold at a combined per unit price of $13.75 for net proceeds of approximately $4.6 million, net of placement agent’s commissions and offering expenses. The Company also issued 20,000 Series ZZ warrants to the placement agent as part of its compensation. The Series ZZ warrants may be exercised at any time on or after November 23, 2016 and on or before May 18, 2021 at a price of $13.75 per share. See Note 4 for more information with respect to the Series Z and ZZ warrants.

On October 28, 2015, the Company closed an underwritten public offering of 688,930 shares of common stock and 688,930 Series W warrants to purchase shares of common stock. The common stock and warrants were sold at a combined price of $16.75 for net proceeds of approximately $10.5 million, net of underwriting commissions and offering expenses. See Note 4 for more information with respect to the Series W warrants.

14.  FAIR VALUE MEASUREMENTS

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

The table below sets forth the liabilities measured at fair value on a recurring basis, by input level, on the balance sheet at September 30, 2017:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative Instruments	$32,773	$-	$2,020,629	$2,053,402

The table below sets forth the liabilities measured at fair value on a recurring basis, by input level, on the balance sheet at September 30, 2016:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative Instruments	$3,111,361	$-	$5,283,573	$8,394,934

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3), as of September 30:

	2017	2016

Beginning balance	$5,283,573	$6,323,032
Issuances	4,665,683	8,722,073
Net realized and unrealized derivative gain	(7,928,627)	(9,761,532)
Ending balance	$2,029,629	$5,283,573

The fair values of the Company’s derivative instruments disclosed above under Level 3 are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock as well as U.S. Treasury Bill rates are observable in active markets. At September 30, 2017, the Company’s Level 3 derivative instruments have a weighted average fair value of $0.29 per share and a weighted average exercise price of $5.41 per share. Fair values were determined using a weighted average risk free interest rate of 1.85% and 80% volatility. The instruments have a weighted average time to maturity of 4.55 years. At September 30, 2016, the Company’s Level 3 derivative instruments have a weighted average fair value of $2.50 per share and a weighted average exercise price of $21.50 per share. Fair values were determined using a weighted average risk free interest rate of 1.04% and 75% volatility.

15. NET LOSS PER COMMON SHARE

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations:

	Year Ended September 30, 2017
	Net Loss	Weighted Average Shares	LPS

Basic loss per share	$(14,427,055)	7,891,843	$(1.83)
Less: gain on derivatives(1)	(677,287)	10,804

Dilutive loss per share	$(15,104,342)	7,902,647	$(1.91)

(1)
Includes series GG and II warrants

	Year Ended September 30, 2016
	Net Loss	Weighted Average Shares	LPS

Basic and dilutive loss per share	$(11,512,492)	4,866,204	$(2.37)

The gain on derivative instruments that contain exercise prices lower than the average market share price during the period is excluded from the numerator and the related shares are excluded from the denominator in calculating diluted loss per share.

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net loss per share excludes the following dilutive securities because their inclusion would have been anti-dilutive as of September 30:

	2017	2016

Options and Warrants	2,538,130	3,675,281
Convertible Debt	1,166,106	-
Unvested Restricted Stock	604,000	604,000
Total	4,308,236	4,279,281

16. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has reviewed subsequent events through the date of the filing.

On December 19, 2017 the Company received subscription agreements for the purchase of 1,289,478 shares of CEL-SCI common stock at a price of $1.90 in the principal amount of $2,450,000 from 19 investors. The common stock will be restricted unless registered. The purchasers of the common stock also received warrants which entitle the purchasers to acquire up to 1,289,478 shares of the Company’s common stock. The warrants are exercisable at a fixed price of $2.09 per share, will not be exercisable for 6 months and one day and will expire on December 18, 2022. Shares issuable upon the exercise of the warrants will be restricted securities unless registered.

On December 18, 2017 CEL-SCI Corporation appointed Robert Watson to its Board of Directors.

On November 2, 2017, holders of convertible notes in the principal amount of $1.1 million sold in June 2017 and holders of convertible notes in the principal amount of $1.2 million sold in July 2017 agreed to extend the maturity date of these notes to September 21, 2018. In consideration for the extension of the maturity date of the convertible notes, the Company issued a total of 716,400 Series RR warrants to the convertible note holders that agreed to the extension. Each Series RR warrant entitles the holder to purchase one share of the Company’s common stock. The Series RR warrants may be exercised at any time on or before October 30, 2022 at an exercise price of $1.65 per share.

SIGNATURES

In accordance with Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of December 2017.

CEL-SCI CORPORATION

By:	/s/ Geert R. Kersten
Geert R. Kersten, Chief Executive Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geert R. Kersten	Chief Executive, Principal
Geert R. Kersten	Accounting, Principal Financial
	Officer and a Director	December 29, 2017

/s/Peter R. Young	Director	December 29, 2017
Dr. Peter R. Young

/s/ Bruno Baillavoine	Director	December 29, 2017