Form 10-Q
period 2017-12-31
CEL SCI CORP
filed 2018-02-12
CIK 725363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017
OR

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes ☐                                                                 No ☒

Class of Stock	No. Shares Outstanding	Date
Common	13,993,957	February 4, 2018

 TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	DECEMBER 31,	SEPTEMBER 30,
ASSETS	2017	2017

Current Assets:
Cash and cash equivalents	$2,142,734	$2,369,438
Receivables	47,610	218,481
Prepaid expenses	805,729	826,429
Deposits - current portion	-	150,000
Inventory used for R&D and manufacturing	644,749	672,522

Total current assets	3,640,822	4,236,870

Plant, property and equipment, net	16,647,211	16,793,220
Patent costs, net	214,872	223,167
Deposits	1,670,917	1,670,917

Total Assets	$22,173,822	$22,924,174

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$7,872,799	$8,196,334
Accrued expenses	970,042	936,698
Due to employees	846,751	693,831
Notes payable	874,593	994,258
Derivative instruments, current portion	19,724	10,984
Other current liabilities	11,815	12,449
Total current liabilities
	10,595,724	10,844,554

Derivative instruments, net of current portion	2,991,908	2,042,418
Lease liability	13,255,468	13,211,925
Deferred revenue	126,550	125,000
Other liabilities	38,212	37,254

Total liabilities	27,007,862	26,261,151

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value-200,000 shares authorized;
-0- shares issued and outstanding
Common stock, $.01 par value - 600,000,000 shares authorized;
13,258,051 and 11,903,133 shares issued and outstanding
at December 31, 2017 and September 30, 2017, respectively	132,581	119,031
Additional paid-in capital	300,975,618	296,298,401
Accumulated deficit	(305,942,239)	(299,754,409)

Total stockholders' deficit	(4,834,040)	(3,336,977)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$22,173,822	$22,924,174

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2017 and 2016
(UNAUDITED)

	2017	2016

Grant and other income	$113,897	$17,258

Operating Expenses:
Research and development	2,326,014	3,548,257
General & administrative	2,699,313	1,407,009

Total operating expenses	5,025,327	4,955,266

Operating loss	(4,911,430)	(4,938,008)

(Loss) gain on derivative instruments	(958,230)	8,928,312

Interest expense, net	(318,170)	(469,151)

Net (loss) income available to common shareholders	$(6,187,830)	$3,521,153

NET (LOSS) INCOME PER COMMON SHARE
BASIC	$(0.53)	$0.59
DILUTED	$(0.53)	$0.32

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC	11,636,730	5,994,431
DILUTED	11,636,730	6,084,708

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2017 and 2016
(UNAUDITED)

	2017	2016

Net (loss) Income	$(6,187,830)	$3,521,153
Adjustments to reconcile net (loss) income to
net cash used in operating activities:
Depreciation and amortization	155,417	159,173
Share-based payments for services	42,342	78,553
Equity based compensation	1,448,098	312,375
Common stock contributed to 401(k) plan	35,880	38,372
Loss on retired equipment	-	1,187
Loss (gain) on derivative instruments	958,230	(8,928,312)
Amortization of debt discount	611,717	-
Capitalized lease interest	43,543	51,213
(Increase)/decrease in assets:
Receivables	195,871	85,046
Prepaid expenses	3,765	96,507
Inventory used for R&D and manufacturing	27,773	314,138
Deposits	150,000	150,000
Increase/(decrease) in liabilities:
Accounts payable	(286,984)	(75,029)
Accrued expenses	33,344	(59,196)
Deferred revenue	1,550	-
Due to employees	152,920	17,110
Deferred rent liability	1,506	(1,496)

Net cash used in operating activities	(2,612,858)	(4,239,206)

CASH FLOWS FROM INVESTING ACTIVITIES:
Expenditures for patent costs	(959)	-

Net cash used in investing activities	(959)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	2,389,395	3,709,931
Payments on obligations under capital lease	(2,282)	(2,048)

Net cash provided by financing activities	2,387,113	3,707,883

NET DECREASE IN CASH AND CASH EQUIVALENTS	(226,704)	(531,323)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,369,438	2,917,996

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,142,734	$2,386,673

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2017 and 2016

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2017	2016
Decrease in receivable due under the litigation funding arrangement offset
by the same amount payable to the legal firm providing the services	$-	$305,341
Capitalizable patent costs included in accounts payable	6,967	6,813
Capital lease obligation included in accounts payable	790	372
Property and equip acquired through capital lease	-	26,104
Fair value of warrants issued in connection with public offering	-	2,316,084
Financing costs included in accounts payable	-	77,987
Prepaid consulting services paid with issuance of common stock	(16,935)	(18,183)
Notes payable converted into common shares	75,000	-

Cash paid for interest expense	$433,707	$469,366

See notes to condensed financial statements.

CEL-SCI CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2017 AND 2016 (UNAUDITED)

A.
BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of CEL-SCI Corporation (the Company) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, these interim condensed financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10-K for the year ended September 30, 2017.

In the opinion of management, the accompanying unaudited condensed financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company’s financial position as of December 31, 2017 and the results of its operations for the three months then ended. The condensed balance sheet as of September 30, 2017 is derived from the September 30, 2017 audited financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the three months ended December 31, 2017 and 2016 are not necessarily indicative of the results to be expected for the entire year.

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

Income Taxes - The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.  A full valuation allowance was recorded against the deferred tax assets as of December 31, 2017 and September 30, 2017.

On December 22, 2017, the "Tax Cuts and Jobs Act" (the "Tax Act"), was signed into law by the President of the United States (U.S.). The Tax Act includes significant changes to corporate taxation, including reduction of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks. The Company has accounted for certain income tax effects of the Act in applying FASB ASC 740 to the current reporting period. Because the Company records a valuation allowance for its entire deferred income tax asset, there was no impact to the amounts reported in the Company's financial statements resulting from the Tax Act.

Derivative Instruments – The Company has entered into financing arrangements that consist of freestanding derivative instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification (ASC) 815, “Accounting for Derivative Instruments and Hedging Activities.” In accordance with accounting principles generally accepted in the United States (U.S. GAAP), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models giving consideration to all of the rights and obligations of each instrument. The derivative liabilities are re-measured at fair value at the end of each interim period.

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

The Company’s stock options are not transferable, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. The Company has based its assumption for stock price volatility on the variance of daily closing prices of the Company’s stock. The risk-free interest rate assumption was based on the U.S. Treasury rate at date of the grant with term equal to the expected life of the option. Forfeitures are accounted for when they occur. The expected term of options represents the period that options granted are expected to be outstanding and has been determined based on an analysis of historical exercise behavior. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense for new awards may differ materially in the future from that recorded in the current period.

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

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivative and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down-round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down-round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The amendments in Part II of this Update re-characterize the indefinite deferral of certain provisions of Topic 480 that now are presented as pending content in the Accounting Standards Codification, to a scope exception. Those amendments do not have an accounting effect. For public business entities, the amendments in Part I of this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The amendments in Part I of this Update should be applied either retrospectively to outstanding financial instruments with a down-round feature by means of a cumulative-effect adjustment to the statement of financial position as of the beginning of the first fiscal year and interim period(s) in which the pending content that links to this paragraph is effective or retrospectively to outstanding financial instruments with a down-round feature for each prior reporting period presented in accordance with the guidance on accounting changes in paragraphs 250-10-45-5 through 45-10. The amendments in Part II of this Update do not require any transition guidance because those amendments do not have an accounting effect. The Company does not expect the adoption of this standard to have a significant impact on its EPS calculations, as it does not have any free-standing equity based financial instruments with down-round provisions.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which will require most long-term leases to be recognized on the balance sheet as an asset and a lease liability. Leases will be classified as an operating lease or a financing lease. Operating leases are expensed using the straight-line method whereas financing leases will be treated similarly to a capital lease under the current standard. The new standard will be effective for annual and interim periods, within those fiscal years, beginning after December 15, 2018, but early adoption is permitted. The new standard must be presented using the modified retrospective method beginning with the earliest comparative period presented. The Company is currently evaluating the effect of the new standard on its financial statements and related disclosures. The Company is currently evaluating the impact the adoption of the standard will have on the Company's financial position or results of operations.

In March 2016, the FASB issued ASU 2016-09 Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The guidance simplified the accounting and financial reporting of the income tax impact of share-based compensation arrangements. This guidance requires excess tax benefits to be recorded as a discrete item within income tax expense rather than additional paid-in-capital. In addition, excess tax benefits are required to be classified as cash from operating activities rather than cash from financing activities. The Company adopted the provisions of ASU 2016-09 effective October 1, 2017. The Company elected to apply the cash flow guidance of ASU 2016-09 retrospectively to all prior periods with no impact to historical periods. The Company also adopted a change in accounting policy to recognize forfeitures of awards as they occur instead of estimating potential forfeitures with no material impact on historical periods.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

B.
OPERATIONS AND FINANCING

The Company has incurred significant costs since its inception for the acquisition of certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities, and clinical trials.  The Company has funded such costs with proceeds from loans and the public and private sale of its common stock.  The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts.  To date, the Company has not generated any revenue from product sales. As a result, the Company has been dependent upon the proceeds from the sale of its securities to meet all of its liquidity and capital requirements and anticipates having to do so in the future.  The ability of the Company to complete the necessary clinical trials and obtain US Food & Drug Administration (FDA) approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

The Company is currently running a large multi-national Phase 3 clinical trial for head and neck cancer with its partners TEVA Pharmaceuticals and Orient Europharma. During the three months ended December 31, 2017, the Company raised approximately $2.45 million net proceeds from a public offering. To finance the study beyond the next twelve months, the Company plans to raise additional capital in the form of corporate partnerships, debt and/or equity financings. The Company believes that it will be able to obtain additional financing because it has done so consistently in the past and because Multikine is a product in the Phase 3 clinical trial stage. However, there can be no assurance that the Company will be successful in raising additional funds on a timely basis or that the funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of money, it may have to curtail its operations until such time as it is able to raise the required funding. The financial statements have been prepared assuming the Company will continue as a going concern, but due to the Company’s negative working capital, stockholders’ deficit, recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has incurred expenses of approximately $47.0 million as of December 31, 2017 on direct costs for the Phase 3 clinical trial. the Company estimates it will incur additional expenses of approximately $12.2 million for the remainder of the Phase 3 clinical trial. It should be noted that this estimate is based only on the information currently available in the Company’s contracts with the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., the manufacturing of the drug. This number may be affected by the rate of death accumulation in the study, foreign currency exchange rates, and many other factors, some of which cannot be foreseen today. It is therefore possible that the cost of the Phase 3 clinical trial will be higher than currently estimated. Nine hundred twenty-eight (928) head and neck cancer patients have been enrolled and have completed treatment in the Phase 3 study. The study end point is a 10% increase in overall survival of patients between the two main comparator groups in favor of the group receiving the Multikine treatment regimen. The determination if the study end point is met will occur when there are a total of 298 deaths in those two groups.

The Company’s shareholders approved a reverse split of the Company’s common stock which became effective on the NYSE American on June 15, 2017. On that date, every twenty-five issued and outstanding shares of the Company’s common stock automatically converted into one outstanding share of common stock. As a result of the reverse stock split, the number of outstanding shares of common stock decreased from 230,127,331 (pre-split) shares to 9,201,645 (post-split) shares. By reducing the number of outstanding shares, the Company’s loss per share in all prior periods increased by a factor of twenty-five. The reverse stock split affected all stockholders of the Company’s common stock uniformly, and did not affect any stockholder’s percentage of ownership interest. The par value of the Company’s stock remained unchanged at $0.01 per share and the number of authorized shares of common stock remained the same after the reverse stock split.

C.
STOCKHOLDERS’ EQUITY

Stock options, stock bonuses and compensation granted by the Company as of December 31, 2017 are as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Options Plans	138,400	124,758	N/A	454
Non-Qualified Stock Option Plans	1,187,200	1,107,054	N/A	46,798
Stock Bonus Plans	383,760	N/A	222,574	161,153
Stock Compensation Plan	134,000	N/A	115,590	18,410
Incentive Stock Bonus Plan	640,000	N/A	624,000	16,000

Stock options, stock bonuses and compensation granted by the Company as of September 30, 2017 are as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	138,400	124,758	N/A	454
Non-Qualified Stock Option Plans	1,187,200	1,115,086	N/A	42,830
Bonus Plans	383,760	N/A	206,390	177,337
Stock Compensation Plan	134,000	N/A	115,590	18,410
Incentive Stock Bonus Plan	640,000	N/A	624,000	16,000

Stock option activity:
	Three Months Ended December 31,
	2017	2016
Granted	10,300	-
Expired	17,523	15,081
Forfeited	809	-

Stock-Based Compensation Expense
	Three months Ended December 31,
	2017	2016
Employees	$1,448,098	$312,375
Non-employees	$42,342	$78,553

Employee compensation expense includes the expense related to options issued or vested and restricted stock. The increase in employee's expense in 2017 is primarily due to an increase of approximately $1.1 million in equity based compensation related to the Company's shareholder approved 2014 Incentive Stock Bonus Plan. Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of their service contracts. Stock based compensation expense is included in general and administrative expenses on the statements of operations.

Warrants and Non-employee Options

The following chart presents the outstanding warrants and non-employee options, listed by expiration date at December 31, 2017:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrants	Exercise Price	Expiration Date	Reference

Series DD	12/8/2016	1,360,960	$4.50	3/1/2018	1
Series EE	12/8/2016	1,360,960	$4.50	3/1/2018	1
Series N	8/18/2008	85,339	$3.00	8/18/2018	-
Series S	10/11/13- 10/24/14	1,037,120	$31.25	10/11/2018	1
Series V	5/28/2015	810,127	$19.75	5/28/2020	1
Series W	10/28/2015	688,930	$16.75	10/28/2020	1
Series X	1/13/2016	120,000	$9.25	1/13/2021	-
Series Y	2/15/2016	26,000	$12.00	2/15/2021	-
Series ZZ	5/23/2016	20,000	$13.75	5/18/2021	1
Series BB	8/26/2016	16,000	$13.75	8/22/2021	1
Series Z	5/23/2016	264,000	$13.75	11/23/2021	1
Series FF	12/8/2016	68,048	$3.91	12/1/2021	1
Series CC	12/8/2016	680,480	$5.00	12/8/2021	1
Series HH	2/23/2017	20,000	$3.13	2/16/2022	1
Series AA	8/26/2016	200,000	$13.75	2/22/2022	1
Series JJ	3/14/2017	30,000	$3.13	3/8/2022	1
Series LL	4/30/2017	26,398	$3.59	4/30/2022	1
Series MM	6/22/2017	893,491	$1.86	6/22/2022	-
Series NN	7/24/2017	539,300	$2.52	7/24/2022	-
Series OO	7/31/2017	60,000	$2.52	7/31/2022	-
Series QQ	8/22/2017	87,500	$2.50	8/22/2022	-
Series GG	2/23/2017	400,000	$3.00	8/23/2022	1
Series II	3/14/2017	600,000	$3.00	9/14/2022	1
Series RR	10/30/2017	583,057	$1.65	10/30/2022	2
Series KK	5/3/2017	395,970	$3.04	11/3/2022	1
Series SS	12/19/2017	1,289,478	$2.09	12/18/2022	2
Series PP	8/28/2017	1,750,000	$2.30	2/28/2023	-
Consultants	3/30/15- 7/28/17	40,000	$2.18- $25.50	3/29/18- 7/27/27	3

1.
Derivative Liabilities

The table below presents the warrant liabilities and their respective balances at the balance sheet dates:

	December 31, 2017	September 30, 2017

Series S warrants	$19,705	$32,773
Series V warrants	171,225	72,912
Series W warrants	213,221	83,754
Series Z warrants	132,751	77,216
Series ZZ warrants	8,096	4,753
Series AA warrants	112,447	65,087
Series BB warrants	6,953	4,322
Series CC warrants	591,041	394,220
Series DD warrants	9	5,492
Series EE warrants	9	5,492
Series FF warrants	65,201	47,154
Series GG warrants	457,305	342,173
Series HH warrants	21,676	16,014
Series II warrants	690,442	511,636
Series JJ warrants	32,745	24,203
Series KK warrants	460,747	345,720
Series LL warrants	28,059	20,481

Total warrant liabilities	$3,011,632	$2,053,402

The table below presents the gains and (losses) on the warrant liabilities for the three months ended December 31:

	2017	2016
Series S Warrants	$13,068	$2,621,321
Series V warrants	(98,313)	1,417,721
Series W warrants	(129,467)	1,667,604
Series Z warrants	(55,535)	868,787
Series ZZ warrants	(3,343)	63,884
Series AA warrants	(47,360)	679,569
Series BB warrants	(2,631)	52,672
Series CC warrants	(196,821)	604,492
Series DD warrants	5,483	370,919
Series EE warrants	5,483	514,603
Series FF warrants	(18,047)	66,740
Series GG warrants	(115,132)	-
Series HH warrants	(5,662)	-
Series II warrants	(178,806)	-
Series JJ warrants	(8,542)	-
Series KK warrants	(115,027)	-
Series LL warrants	(7,578)	-
Net (loss) gain on warrant liabilities	$(958,230)	$8,928,312

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

2.    Issuance of Equity Warrants

Series SS Warrants

On December 19, 2017 the Company received subscription agreements for the purchase of 1,289,478 shares of CEL-SCI common stock at a price of $1.90 in the principal amount of $2.45 million.  The purchasers of the common stock also received Series SS warrants which entitle the purchasers to acquire up to 1,289,478 shares of the Company’s common stock.  The warrants are exercisable at a fixed price of $2.09 per share, are exercisable on June 20, 2018 and will expire on December 18, 2022. Shares issuable upon the exercise of the warrants will be restricted securities unless registered. The Company allocated the proceeds received to the shares and the Series SS warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Series SS warrants to be approximately $1.0 million. The Series SS warrants qualify for equity treatment in accordance with ASC 815.

Series RR Warrants

On October 30, 2017, holders of convertible notes in the principal amount of $1.1 million issued in June 2017 and holders of convertible notes in the principal amount of $1.2 million issued in July 2017 agreed to extend the maturity date of these notes to September 21, 2018.  In consideration for the extension of the maturity date of the convertible notes, the Company issued a total of 583,057 Series RR warrants to the convertible note holders that agreed to the extension.  Each Series RR warrant entitles the holder to purchase one share of the Company’s common stock.  The Series RR warrants may be exercised at any time on or before October 30, 2022 at an exercise price of $1.65 per share. The Series RR warrants were recorded at the fair value on the date of issuance of approximately $0.7 million, as described in Note F.

Expiration of Warrants

On October 17, 2017, 17,821 Series U warrants, with an exercise price of $43.75 expired. The fair value of the Series U warrants was $0 on the date of expiration.

On December 6, 2016, 105,000 Series R warrants, with an exercise price of $100.00, expired. The fair value of the Series R warrants was $0 on the date of expiration.

3.
Options and shares issued to Consultants

The Company typically enters into consulting arrangements in exchange for common stock or stock options. During the three months ended December 31, 2017, the Company issued 13,705 shares of common stock, of which 13,705 were restricted shares. During the three months ended December 31, 2016, the Company issued 14,900 shares of common stock, of which 10,800 were restricted shares. The weighted average grant value of the shares issued to consultants was $1.85 and $4.98 during the three months ended December 31, 2017 and 2016, respectively. The aggregate values of the issuances of restricted common stock and common stock options are recorded as prepaid expenses and are charged to general and administrative expenses over the periods of service.

During the three months ended December 31, 2017 and 2016, the Company recorded total expense of approximately $42,000 and $79,000, respectively, relating to these consulting agreements. At December 31, 2017 and September 30, 2017, approximately $28,000 and $45,000, respectively, are included in prepaid expenses. As of December 31, 2017, the Company had 40,000 options outstanding, which were issued to consultants as payment for services. All off these options were vested and all were issued from the Non-Qualified Stock Option plans.

Other Equity Transactions

On August 15, 2017, the Company entered into a Securities Purchase Agreement with Ergomed plc, the Company’s Clinical Research Provider, to facilitate a partial payment of the accounts payable balances due Ergomed. Under the Agreement, the Company issued Ergomed 480,000 shares, with a fair market value of approximately $1.3 million, as a forbearance fee in exchange for Ergomed’s agreement to provisionally forbear collection of the payables in an amount equal to the net proceeds from the resales of the shares issued to Ergomed. During the year ended September 30, 2017, the Company recorded the full amount of the expense upon issuance, offset by amounts realized through the resale of 64,792 shares and the corresponding reduction of the payables, for a net expense of $1.2 million. During the quarter ended December 31, 2017, the Company realized approximately $0.7 million through the resale of the remaining 415,208 shares and reduced the payables and interest expense by that amount.

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

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at December 31, 2017:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$19,705	$-	$2,991,927	$3,011,632

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at September 30, 2017:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$32,773	$-	$2,020,629	$2,053,402

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the three months ended December 31, 2017 and the year ended September 30, 2017:

	3 months ended	12 months ended
	December 31, 2017	September 30, 2017

Beginning balance	$2,020,629	$5,283,573
Issuances	-	4,665,683
Realized and unrealized losses and (gains)	971,298	(7,928,627)
Ending balance	$2,991,927	$2,020,629

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

On October 30, 2017, the due date of the Series NN and Series MM Notes was extended from December 22, 2017 to September 21, 2018 in exchange for Series RR warrants. Mr. Kersten, the Trust and Ms. Prichep received 73,965, 54,585 and 5,459 Series RR warrants, respectively.

Approximately $6,000 in accrued interest was due the officers at December 31, 2017. No interest payments were made to officers during the three months ended December 31, 2017.

F.
NOTES PAYABLE

On October 30, 2017, the Company extended the due dates of the Series MM and Series NN Notes (the “Notes”) from December 22, 2017 to September 2l, 20l8, and issued the note holders an additional 583,057 of Series RR Warrants. The Series RR warrants expire on October 30, 2022 and are priced at $ 1.65 per share, the closing price on October 27, 2017. These Series RR warrants are classified as equity warrants and are recorded at approximately $0.7 million, the fair value on the date of issuance.

Because the Company is experiencing financial difficulties and the creditors granted the Company a concession they would not have otherwise considered in the form of a lower effective interest rate, this modification was accounted for under ASC 470-60, “Troubled Debt Restructuring.” The Company calculated the future cash flows of the restructured debt to be greater than the carrying value of the debt and accounted for the change in debt prospectively, using the effective interest rate that equated the carrying amount to the future cash flows. The carrying value of the debt on the date of restructuring was approximately $0.7 million, which was net of a discount of approximately $1.6 million. The discount is being amortized to interest expense over the life of the Notes using the effective interest method. The Company recorded approximately $0.6 million in interest expense, relating to the amortization of the debt discount. As of December 31, 2017, after conversions, the carrying value of the Notes is approximately $0.9 million, net of a discount of approximately $1.3 million. The Notes bear interest at 4% and are convertible in shares of common stock. At the option of the note holders, the Notes can be converted into shares of the Company’s common stock at a fixed conversion rate of $1.69 for the Series MM Notes and $2.29 for the Series NN Notes.

During the quarter ended December 31, 2017, a note holder converted a Series NN note, in the principal amount of $75,000, into 32,751 shares of common stock. The unamortized debt discount relating to the converted Note was charged to interest expense.

The Series MM and Series NN Notes are secured by a first lien on all of the Company’s assets.

G.
COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In March 2013, the Company entered into an agreement with Aptiv Solutions, Inc. (which was subsequently acquired by ICON Inc.) to provide certain clinical research services in accordance with a master service agreement. The Company will reimburse ICON for costs incurred. The agreement required the Company to make $600,000 in advance payments which are being credited against future invoices in $150,000 annual increments through December 2017. As of December 31, 2017, all advance payments have been expensed.

In April 2013, the Company entered into a co-development and revenue sharing agreement with Ergomed. Under the agreement, Ergomed will contribute up to $10 million towards the Company’s Phase 3 Clinical Trial in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount. In October 2015, the Company entered into a second co-development and revenue sharing agreement with Ergomed for an additional $2 million, for a total of $12 million. The Company accounted for the co-development and revenue sharing agreement in accordance with ASC 808 “Collaborative Arrangements”. The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.” Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its Statements of Operations. Since the Company entered into the co-development and revenue sharing agreement with Ergomed, it has incurred research and development expenses of approximately $25.9 million related to Ergomed’s services. This amount is net of Ergomed’s discount of approximately $8.6 million. During the three months ended December 31, 2017 and 2016, the Company recorded, net of Ergomed’s discount, approximately $0.9 million and $1.3 million, respectively, as research and development expense related to Ergomed’s services.

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

In connection with the pending arbitration proceedings, inVentiv has asserted counterclaims against the Company for (i) breach of contract, seeking at least $2 million in damages for services allegedly performed by inVentiv; (ii) breach of contract, seeking at least $1 million in damages for the alleged use of inVentiv’s name in connection with publications and promotions in violation of the parties’ contract; (iii) opportunistic breach, restitution and unjust enrichment, seeking at least $20 million in disgorgement of alleged unjust profits allegedly made by the Company as a result of the purported breaches referenced in subsection (ii); and (iv) defamation, seeking at least $1 million in damages for allegedly defamatory statements made about inVentiv. The Company believes inVentiv’s counterclaims are meritless and has defended against them. However, if such defense is unsuccessful, and inVentiv successfully asserts any of its counterclaims, such an adverse determination could have a material adverse effect on the Company’s business, results, financial condition and liquidity.

In October 2015 the Company signed an arbitration funding agreement with a company established by Lake Whillans Litigation Finance, LLC, a firm specializing in funding litigation expenses. Pursuant to the agreement, an affiliate of Lake Whillans provided the Company with up to $5 million in funding for litigation expenses to support its arbitration claims against inVentiv. The funding was available to the Company to fund the expenses of the ongoing arbitration and will only be repaid if the Company receives proceeds from the arbitration. All related legal fees are directly billed to and paid by Lake Whillans. As part of the agreement with Lake Whillans, the law firm agreed to cap its fees and expenses for the arbitration at $5 million.

The hearing (the “trial”) started on September 26, 2016. The last witness in the arbitration hearing testified on November 8, 2017, and no further witnesses or testimony are expected. With that final witness, the testimony phase of the arbitration concluded. All that remained after November 8, 2017 at the trial level were closing statements and post-trial submissions.

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

The Company was deemed to be the owner of the building for accounting purpose under the build-to-suit guidance in ASC 840-40-55. In addition to tenant improvements the Company incurred, the Company also recorded an asset for tenant-directed improvements and for the costs paid by the lessor to purchase the building and to perform improvements, as well as a corresponding liability for the landlord costs. Upon completion of the improvements, the Company did not meet the “sale-leaseback” criteria under ASC 840-40-25, Accounting for Lease, Sale-Leaseback Transactions, and therefore, treated the lease as a financing obligation. Thus, the asset and corresponding liability were not de-recognized. As of December 31, 2017 and September 30, 2017, the leased building asset has a net book value of approximately $16.5 and $16.6 million, respectively, and the landlord liability has a balance of approximately $13.3 and $13.2 million, respectively. The leased building is being depreciated using a straight line method over the 20 year lease term to a residual value. The landlord liability is being amortized over the 20 years using the effective interest method. Lease payments allocated to the landlord liability are accounted for as debt service payments on that liability using the finance method of accounting per ASC 840-40-55.

The Company was required to deposit the equivalent of one year of base rent in accordance with the lease. When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company. The approximate $1.7 million deposit is included in non-current assets at December 31, 2016 and September 30, 2016.

 Approximate future minimum lease payments under the San Tomas lease as of December 31, 2017 are as follows:

Nine months ending September 30, 2018	$1,314,000
Year ending September 30,
2019	1,808,000
2020	1,872,000
2021	1,937,000
2022	2,004,000
2023	2,073,000
Thereafter	11,685,000
Total future minimum lease obligation	22,693,000
Less imputed interest on financing obligation	(9,438,000)
Net present value of lease financing obligation	$13,255,000

The Company subleases a portion of its rental space on a month-to-month term lease, which requires a 30 day notice for termination. The Company receives approximately $6,000 per month in rent for the sub-leased space.

The Company leases its research and development laboratory under a 60 month lease which expires February 28, 2022. The operating lease includes escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the full 60 month term of the lease at the rate of approximately $13,000 per month. As of December 31, 2017 and September 30, 2017, the Company has recorded a deferred rent liability of approximately $8,000 and $5,000, respectively.

The Company leases its office headquarters under a 60 month lease which expires June 30, 2020. The operating lease includes escalating rental payments. The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate approximately $8,000 per month. As of December 31, 2017 and September 30, 2017, the Company has recorded a deferred rent liability of approximately $17,000 and $18,000, respectively.

As of December 31, 2017, material contractual obligations, excluding the San Tomas lease, consisting of non-cancelable operating lease payments are as follows:

Nine months ending September 30, 2018	$189,000
Year ending September 30,
2019	258,000
2020	238,000
2021	163,000
2022	69,000
Total	$917,000

The Company leases office equipment under a capital lease arrangement. The term of the capital lease is 60 months and expires on October 31, 2021. The monthly lease payment is $505. The lease bears interest at approximately 6.25% per annum.

G.   PATENTS

During the three months ended December 31, 2017 and 2016, no patent impairment charges were recorded. For the three months ended December 31, 2017 and 2016, amortization of patent costs totaled approximately $9,000. Approximate estimated future amortization expense is as follows:

Nine months ending September 30, 2018	$27,000
Year ending September 30,
2019	35,000
2020	32,000
2021	29,000
2022	25,000
2023	15,000
Thereafter	52,000
Total	$215,000

H.   EARNINGS (LOSS) PER COMMON SHARE

The following table provides the details of the basic and diluted earnings (loss) per-share computations:

	Three Months Ended December 31, 2017
	Net loss	Weighted Average Shares	LPS

Basic and diluted loss per share	$(6,187,830)	11,636,730	$(0.53)

	Three Months Ended December 31, 2016
	Net Income	Weighted Average Shares	EPS

Basic earnings per share	$3,521,153	5,994,431	$0.59
Gain on derivatives (1)	(1,556,754)	90,277

Dilutive earnings per share	$1,964,399	6,084,708	$0.32
(1) Includes certain Series CC, DD, EE and FF warrants

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

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net earnings (loss) per share excludes the following securities because their inclusion would have been anti-dilutive as of December 31:

	2017	2016

Options and Warrants	10,491,090	6,946,179
Unvested Restricted Stock	332,000	604,000
Convertible debt	1,133,355	-
Total	11,956,945	7,550,179

J.     SUBSEQUENT EVENTS

As of January 1, 2018, the Company was indebted to Ergomed, plc for services provided by Ergomed in connection with the Company’s Phase III clinical trial. On January 1, 2018 the Company agreed to issue Ergomed 660,000 restricted shares of the Company’s common stock in partial payment of the amount the Company owed Ergomed.

On January 12, 2018, the exercise price of the Company’s outstanding Series S warrants (CUSIP number 150837177), that are publicly traded under the symbol “CVM WS” on the NYSE American, was changed to $3.00 per share for a three month period which will end on April 12, 2018. After this date, the exercise price will revert back to $31.25 per share of common stock. As a result of the reverse stock split which became effective on the NYSE American on June 15, 2017, 25 Series S warrants are required to purchase one share of common stock. The Series S warrants expire on October 11, 2018.

On February 5, 2018, the Company received subscription agreements/commitments for the purchase of 2,608,097 shares of common stock at the closing price on February 5, 2018 of $1.87 in the principal amount of $4,877,140 from 20 investors. The common stock is restricted unless registered. The purchasers of the common stock also received warrants which entitle the purchasers to acquire up to 1,956,074 shares of the Company’s common stock. The warrants are exercisable at a fixed price of $2.24 per share, will not be exercisable for 6 months and one day and will expire on February 5, 2023. Shares issuable upon the exercise of the warrants are restricted securities unless registered.

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

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has incurred expenses of approximately $47.0 million as of December 31, 2017 on direct costs for the Phase 3 clinical trial. The Company estimates it will incur additional expenses of approximately $12.2 million for the remainder of the Phase 3 clinical trial. It should be noted that this estimate is based only on the information currently available in the Company’s contracts with the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., the manufacturing of the drug. This number may be affected by the rate of death accumulation in the study, foreign currency exchange rates, and many other factors, some of which cannot be foreseen today. It is therefore possible that the cost of the Phase 3 clinical trial will be higher than currently estimated.

In April 2013, the Company announced that it had replaced the CRO running its Phase 3 clinical trial. This was necessary since the patient enrollment in the study dropped off substantially following a takeover of the CRO which caused most of the members of the CRO’s study team to leave the CRO. The Company announced that it had hired two CRO’s who will manage the global Phase 3 study; ICON and Ergomed, who are both international leaders in managing oncology trials. Both CRO’s helped the Company expand the trial to over 80 clinical sites globally. As of September 2016, the study had enrolled 928 patients.

Under a co-development agreement, Ergomed will contribute up to $12 million towards the study where it will perform clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount, only from sales for head and neck cancer.

During the three months ended December 31, 2017, the Company’s cash decreased by approximately $227,000.  Significant components of this decrease include net proceeds from the sale of the Company’s stock of approximately $2.4 million offset by net cash used to fund the Company’s regular operations, including its Phase 3 clinical trial, of approximately $2.6 million. During the three months ended December 31, 2016, the Company’s cash decreased by approximately $531,000.  Significant components of this decrease include net proceeds from the sale of the Company’s stock of approximately $3.7 million offset by net cash used to fund the Company’s regular operations, including its Phase 3 clinical trial, of approximately $4.2 million and payments on capital leases of approximately $2,000.

On December 19, 2017, the Company completed a financing for the purchase of 1,289,478 shares of common stock at a price of $1.90 in the principal amount of $2.45 million.  The purchasers of the common stock received Series SS warrants which entitled the purchasers to acquire 1,289,478 shares of the Company’s common stock.  The warrants are exercisable at a fixed price of $2.09 per share, are exercisable on June 20, 2018 and will expire on December 18, 2022.

Inventory at December 31, 2017 remained constant, only decreasing by approximately $28,000 as compared to September 30, 2017. In addition, receivables decreased by approximately $170,000, primarily due to the timing of payments by the Company’s partners for reimbursed clinical study costs related to Phase 3 clinical trial. Receivables at December 31, 2017 includes a $25,000 stock subscription which was received in January 2018.

Results of Operations and Financial Condition

During the three months ended December 31, 2017, research and development expenses decreased by approximately $1.2 million compared to the three months ended December 31, 2016 since the study is fully enrolled.

During the three months ended December 31, 2017, general and administrative expenses increased by approximately $1.3 million compared to the three months ended December 31, 2016. This increase is primarily due to an increase of approximately $1.1 million in equity based compensation related to the Company’s shareholder approved 2014 Incentive Stock Bonus Plan, and an increase of approximately $200,000 in accounting fees.

The loss on derivative instruments of approximately $0.9 million for the three months ended December 31, 2017 and the gain on derivative instruments of approximately $8.9 million for the three months ended December 31, 2016 were the result of the change in fair value of the derivative liabilities during the respective quarters. These changes were caused by fluctuation in the share price of the Company’s common stock.

 Net interest expense decreased by approximately $150,000 for the three months ended December 31, 2017 compared to the three months ended December 31, 2016. The decrease is primarily due to the additional interest items in the current year, which includes a reduction of interest expense of approximately $747,000 relating to a financing arrangement with Ergomed (as explained in Note C), offset by approximately $590,000 in interest expense relating to the amortization of the discount on notes payable (See Note F).

Research and Development Expenses

The Company’s research and development efforts involve Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Three months ended December 31,
	2017	2016

MULTIKINE	$2,219,934	$3,463,006
LEAPS	106,080	85,251

TOTAL	$2,326,014	$3,548,257

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

Critical Accounting Estimates and Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations is based on its unaudited condensed financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. The Company believes some of the more critical estimates and policies that affect its financial condition and results of operations are in the areas of operating leases and stock-based compensation. For more information regarding the Company’s critical accounting estimates and policies, see Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2017. The application of these critical accounting policies and estimates has been discussed with the Audit Committee of the Company’s Board of Directors.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company does not believe that it has any significant exposures to market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2017. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

 Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Chief Executive and Chief Financial Officer, has made changes to the Company’s Internal Controls to address the material weaknesses as discussed in the Company’s September 30, 2017 10-K.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2017 the Company issued 13,705 restricted shares of common stock to consultants for investor relations services.

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

CEL-SCI CORPORATION

Date: February 12, 2018	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer*

* Also signing in the capacity of the Principal Accounting and Financial Officer.