Form 10-Q
period 2018-03-31
CEL SCI CORP
filed 2018-05-15
CIK 725363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018
OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	No. Shares Outstanding	Date
Common	16,895,106	May 14, 2018

 TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	MARCH 31,	SEPTEMBER 30,
ASSETS	2018	2017

Current Assets:
Cash and cash equivalents	$3,062,189	$2,369,438
Receivables	136,783	218,481
Prepaid expenses	879,592	826,429
Deposits - current portion	-	150,000
Inventory used for R&D and manufacturing	630,311	672,522

Total current assets	4,708,875	4,236,870

Plant, property and equipment, net	16,503,718	16,793,220
Patent costs, net	206,847	223,167
Deposits	1,670,917	1,670,917

Total Assets	$23,090,357	$22,924,174

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$7,687,172	$8,196,334
Accrued expenses	902,732	936,698
Due to employees	1,054,803	693,831
Notes payable	1,176,660	994,258
Derivative instruments, current portion	20,919	10,984
Other current liabilities	14,576	12,449

Total current liabilities	10,856,862	10,844,554

Derivative instruments, net of current portion	1,835,898	2,042,418
Lease liability	13,295,489	13,211,925
Deferred revenue	125,000	125,000
Other liabilities	35,383	37,254

Total liabilities	26,148,632	26,261,151

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value-200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized;
16,624,552 and 11,903,133 shares issued and outstanding
at March 31, 2018 and September 30, 2017, respectively	166,246	119,031
Additional paid-in capital	307,425,853	296,298,401
Accumulated deficit	(310,650,374)	(299,754,409)

Total stockholders' deficit	(3,058,275)	(3,336,977)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$23,090,357	$22,924,174

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2018 and 2017
(UNAUDITED)

	2018	2017

Grant and other income	$245,859	$34,433

Operating Expenses:
Research and development	5,288,311	10,126,875
General & administrative	4,074,723	2,752,123

Total operating expenses	9,363,034	12,878,998

Operating loss	(9,117,175)	(12,844,565)

Gain on derivative instruments	196,585	8,879,612

Interest expense, net	(1,975,375)	(940,385)

Net loss available to common shareholders	$(10,895,965)	$(4,905,338)

Net loss per common share
Basic	$(0.81)	$(0.74)
Diluted	$(0.81)	$(0.78)

Weighted average common shares outstanding
Basic	13,403,878	6,649,814
Diluted	13,403,878	6,682,592

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2018 and 2017
(UNAUDITED)

	2018	2017

Grant and other income	$131,962	$17,175

Operating Expenses:
Research and development	2,962,297	6,578,618
General & administrative	1,375,410	1,345,114

Total operating expenses	4,337,707	7,923,732

Operating loss	(4,205,745)	(7,906,557)

Gain (loss) on derivative instruments	1,154,815	(48,700)

Interest expense, net	(1,657,205)	(471,234)

Net loss available to common shareholders	$(4,708,135)	$(8,426,491)

Net loss per common share
Basic and diluted	$(0.31)	$(1.15)

Weighted average common shares outstanding
Basic and diluted	15,210,296	7,319,761

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2018 and 2017
(UNAUDITED)

	2018	2017

Net loss	$(10,895,965)	$(4,905,338)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	308,259	318,357
Share-based payments for services	157,991	112,778
Equity based compensation	1,727,915	677,755
Common stock contributed to 401(k) plan	72,400	76,426
Ergomed stock issuance	1,247,400	-
Loss on retired equipment	-	1,187
Gain on derivative instruments	(196,585)	(8,879,612)
Amortization of debt discount	1,023,084	-
Capitalized lease interest	83,564	99,334
(Increase)/decrease in assets:
Receivables	81,698	84,922
Prepaid expenses	42,748	219,543
Inventory used for R&D and manufacturing	42,211	329,978
Deposits	150,000	154,995
Increase/(decrease) in liabilities:
Accounts payable	(541,767)	4,214,678
Accrued expenses	(33,966)	131,169
Due to employees	360,972	140,511
Deferred rent liability	2,638	(1,748)

Net cash used in operating activities	(6,367,403)	(7,225,065)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	-	(10,525)
Expenditures for patent costs	(1,113)	-

Net cash used in investing activities	(1,113)	(10,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	7,065,137	5,849,444
Payments on obligations under capital lease	(3,870)	(2,048)

Net cash provided by financing activities	7,061,267	5,847,396

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	692,751	(1,388,194)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,369,438	2,917,996

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,062,189	$1,529,802

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2018 and 2017

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2018	2017
Decrease in receivable due under the litigation funding arrangement offset
by the same amount payable to the legal firm providing the services	$-	$305,341
Capitalizable patent costs included in accounts payable	$8,137	$8,644
Capital lease obligation included in accounts payable	$402	$1,500
Property and equipment acquired through capital lease	$-	$26,104
Fair value of warrants issued in connection with public offering	$-	$3,921,423
Financing costs included in accounts payable	$68,374	$118,866
Prepaid consulting services paid with issuance of common stock	$95,911	$(41,668)
Notes payable converted into common shares	$184,300	$-

Cash paid for interest expense	$872,087	$940,471

See notes to condensed financial statements.

CEL-SCI CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2018 AND 2017 (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company’s financial position as of March 31, 2018 and the results of its operations for the six months then ended. The condensed balance sheet as of September 30, 2017 is derived from the September 30, 2017 audited financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the six and three months ended March 31, 2018 and 2017 are not necessarily indicative of the results to be expected for the entire year.

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

Income Taxes - The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.  A full valuation allowance was recorded against the deferred tax assets as of March 31, 2018 and September 30, 2017.

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Tax Act”:), was signed into law by the President of the United States (U.S.). The Tax Act includes significant changes to corporate taxation, including reduction of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks. The Company has accounted for certain income tax effects of the Act in applying FASB ASC 740 to the current reporting period. Because the Company records a valuation allowance for its entire deferred income tax asset, there was no impact to the amounts reported in the Company’s financial statements resulting from the Tax Act.

Derivative Instruments – The Company has entered into financing arrangements that consist of freestanding derivative instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification (ASC) 815, “Accounting for Derivative Instruments and Hedging Activities.” In accordance with accounting principles generally accepted in the United States (U.S. GAAP), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair value with gains or losses recognized in earnings depending on the nature of the derivative or hybrid instruments. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models giving consideration to all of the rights and obligations of each instrument. The derivative liabilities are re-measured at fair value at the end of each interim period.

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

New Accounting Pronouncements

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), which affects any entity that changes the terms or conditions of a share-based payment award.  This Update amends the definition of modification by qualifying that modification accounting does not apply to changes to outstanding share-based payment awards that do not affect the total fair value, vesting requirements, or equity/liability classification of the awards.  The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company adopted the provisions of ASU 2017-09 effective January 1, 2018. There was no impact on the financial position or results operations for the six and three months ended March 31, 2018.

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

The Company is currently running a large multi-national Phase 3 clinical trial for head and neck cancer with its partners TEVA Pharmaceuticals and Orient Europharma. During the six months ended March 31, 2018, the Company raised approximately $7.1 million in net proceeds from private offerings. To finance the study beyond the next twelve months, the Company plans to raise additional capital in the form of corporate partnerships, debt and/or equity financings. The Company believes that it will be able to obtain additional financing because it has done so consistently in the past and because Multikine is a product in the Phase 3 clinical trial stage. However, there can be no assurance that the Company will be successful in raising additional funds on a timely basis or that the funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of money, it may have to curtail its operations until such time as it is able to raise the required funding. The financial statements have been prepared assuming the Company will continue as a going concern, but due to the Company’s negative working capital, stockholders’ deficit, recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of March 31, 2018, the Company has incurred expenses of approximately $48.7 million on direct costs for the Phase 3 clinical trial since its launch of the Phase 3 clinical trial for Multikine. The Company estimates it will incur additional expenses of approximately $10.5 million for the remainder of the Phase 3 clinical trial. This estimate is based only on the information currently available in the Company’s contracts with the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs, including manufacturing of the drug. This number may be affected by the rate of death accumulation in the study, foreign currency exchange rates and many other factors, some of which cannot be foreseen today. It is therefore possible that the cost of the Phase 3 clinical trial will be higher than currently estimated. Nine hundred twenty-eight (928) head and neck cancer patients have been enrolled and have completed treatment in the Phase 3 study. The study end point is a 10% increase in overall survival of patients between the two main comparator groups in favor of the group receiving the Multikine treatment regimen. The determination if the study end point is met will occur when there are a total of 298 deaths in those two groups.

The Company’s shareholders approved a reverse split of the Company’s common stock which became effective on the NYSE American on June 15, 2017. On that date, every twenty-five issued and outstanding shares of the Company’s common stock automatically converted into one outstanding share of common stock. As a result of the reverse stock split, the number of outstanding shares of common stock decreased from 230,127,331 (pre-split) shares to 9,201,645 (post-split) shares. The reduction in the number of outstanding shares resulted in an increase in the Company’s loss per share by a factor of twenty-five, in all prior periods. The reverse stock split affected all stockholders of the Company’s common stock uniformly, and did not affect any stockholder’s percentage of ownership interest. The par value of the Company’s stock remained unchanged at $0.01 per share and the number of authorized shares of common stock remained the same after the reverse stock split.

C.
STOCKHOLDERS’ EQUITY

Stock options, stock bonuses and compensation granted by the Company as of March 31, 2018 are as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Options Plans	138,400	123,558	N/A	385
Non-Qualified Stock Option Plans	1,187,200	1,100,814	N/A	45,341
Stock Bonus Plans	383,760	N/A	248,475	135,252
Stock Compensation Plan	134,000	N/A	115,590	18,410
Incentive Stock Bonus Plan	640,000	N/A	624,000	16,000

Stock options, stock bonuses and compensation granted by the Company as of September 30, 2017 are as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	138,400	124,758	N/A	454
Non-Qualified Stock Option Plans	1,187,200	1,115,086	N/A	42,830
Bonus Plans	383,760	N/A	206,390	177,337
Stock Compensation Plan	134,000	N/A	115,590	18,410
Incentive Stock Bonus Plan	640,000	N/A	624,000	16,000

Stock option activity:

	Six Months Ended March 31,
	2018	2017
Granted	10,300	-
Expired	24,379	15,281
Forfeited	1,393	1,061

	Three Months Ended March 31,
	2018	2017
Granted	-	-
Expired	584	200
Forfeited	6,856	1,061

Stock-Based Compensation Expense

	Six months Ended March 31,
	2018	2017
Employees	$1,727,915	$677,755
Non-employees	$157,991	$112,778

	Three months Ended March 31,
	2018	2017
Employees	$279,817	$365,380
Non-employees	$115,649	$34,225

Employee compensation expense includes the expense related to options issued or vested and restricted stock. The increase in employee’s expense in 2018 is primarily due to an increase of approximately $1.1 million in equity based compensation related to the Company’s shareholder approved 2014 Incentive Stock Bonus Plan. Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of their service contracts. Stock based compensation expense is included in general and administrative expenses on the statements of operations.

Warrants and Non-employee Options

The following chart presents the outstanding warrants and non-employee options, listed by expiration date at March 31, 2018:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrants	Exercise Price	Expiration Date	Reference

Series DD	12/8/2016	1,360,960	$4.50	7/1/2018	1
Series EE	12/8/2016	1,360,960	$4.50	7/1/2018	1
Series N	8/18/2008	85,339	$3.00	8/18/2018	*
Series S	10/11/13- 10/24/14	1,037,120	$3.00	10/11/2018	1
Series V	5/28/2015	810,127	$19.75	5/28/2020	1
Series W	10/28/2015	688,930	$16.75	10/28/2020	1
Series X	1/13/2016	120,000	$9.25	1/13/2021	*
Series Y	2/15/2016	26,000	$12.00	2/15/2021	*
Series ZZ	5/23/2016	20,000	$13.75	5/18/2021	1
Series BB	8/26/2016	16,000	$13.75	8/22/2021	1
Series Z	5/23/2016	264,000	$13.75	11/23/2021	1
Series FF	12/8/2016	68,048	$3.91	12/1/2021	1
Series CC	12/8/2016	680,480	$5.00	12/8/2021	1
Series HH	2/23/2017	20,000	$3.13	2/16/2022	1
Series AA	8/26/2016	200,000	$13.75	2/22/2022	1
Series JJ	3/14/2017	30,000	$3.13	3/8/2022	1
Series LL	4/30/2017	26,398	$3.59	4/30/2022	1
Series MM	6/22/2017	893,491	$1.86	6/22/2022	*
Series NN	7/24/2017	539,300	$2.52	7/24/2022	*
Series OO	7/31/2017	60,000	$2.52	7/31/2022	*
Series QQ	8/22/2017	87,500	$2.50	8/22/2022	*
Series GG	2/23/2017	400,000	$3.00	8/23/2022	1
Series II	3/14/2017	600,000	$3.00	9/14/2022	1
Series RR	10/30/2017	583,057	$1.65	10/30/2022	2
Series KK	5/3/2017	395,970	$3.04	11/3/2022	1
Series SS	12/19/2017	1,289,478	$2.09	12/18/2022	2
Series TT	2/5/2018	1,875,860	$2.24	2/5/2023	2
Series PP	8/28/2017	1,750,000	$2.30	2/28/2023	*
Consultants	7/1/15- 7/28/17	38,400	$2.18- $16.50	6/30/18- 7/27/27	3
*No current period changes occurred relating to these warrants.

1.
Derivative Liabilities

The table below presents the warrant liabilities and their respective balances at the balance sheet dates:

	March 31, 2018	September 30, 2017

Series S warrants	$20,847	$32,773
Series V warrants	76,457	72,912
Series W warrants	107,885	83,754
Series Z warrants	69,122	77,216
Series ZZ warrants	4,564	4,753
Series AA warrants	56,411	65,087
Series BB warrants	4,029	4,322
Series CC warrants	352,301	394,220
Series DD warrants	36	5,492
Series EE warrants	36	5,492
Series FF warrants	39,853	47,154
Series GG warrants	304,754	342,173
Series HH warrants	13,331	16,014
Series II warrants	461,028	511,636
Series JJ warrants	20,193	24,203
Series KK warrants	308,796	345,720
Series LL warrants	17,174	20,481

Total warrant liabilities	$1,856,817	$2,053,402

The table below presents the gains and (losses) on the warrant liabilities for the six months ended March 31:

	2018	2017
Series S Warrants	$11,927	$2,579,836
Series V warrants	(3,547)	1,417,721
Series W warrants	(24,131)	1,609,415
Series Z warrants	8,095	828,263
Series ZZ warrants	189	61,195
Series AA warrants	8,676	646,665
Series BB warrants	293	50,338
Series CC warrants	41,919	429,869
Series DD warrants	5,456	413,948
Series EE warrants	5,456	512,238
Series FF warrants	7,301	47,166
Series GG warrants	37,419	108,211
Series HH warrants	2,683	5,340
Series II warrants	50,608	161,419
Series JJ warrants	4,010	7,988
Series KK warrants	36,924	-
Series LL warrants	3,307	-
Net gain on warrant liabilities	$196,585	$8,879,612

The table below presents the gains and (losses) on the warrant liabilities for the three months ended March 31:

	2018	2017
Series S Warrants	$(1,141)	$(41,485)
Series V warrants	94,766	-
Series W warrants	105,336	(58,189)
Series Z warrants	63,630	(40,524)
Series ZZ warrants	3,532	(2,689)
Series AA warrants	56,036	(32,904)
Series BB warrants	2,924	(2,334)
Series CC warrants	238,740	(174,623)
Series DD warrants	(27)	43,029
Series EE warrants	(27)	(2,365)
Series FF warrants	25,348	(19,574)
Series GG warrants	152,551	108,211
Series HH warrants	8,345	5,340
Series II warrants	229,414	161,419
Series JJ warrants	12,552	7,988
Series KK warrants	151,951	-
Series LL warrants	10,885	-
Net gain (loss) on warrant liabilities	$1,154,815	$(48,700)

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

In accordance with ASC 815, derivative liabilities must be measured at fair value upon issuance and re-valued at the end of each reporting period through expiration. Any change in fair value between the respective reporting dates is recognized as a gain or loss in the accompanying statements of operations.

Changes in Liability Classified Warrants

On January 12, 2018, the exercise price of the Company’s outstanding Series S warrants that are publicly traded under the symbol “CVM WS” on the NYSE American, was changed to $3.00 per share for a three month period which will end on April 12, 2018. On April 3, 2018, the price was reduced to $1.75 and was extended through June 11, 2018. (See Note J, “Subsequent Events”). After this date, the exercise price will revert back to $31.25 per share of common stock. This modification was reflected in the fair value measurement of the warrants. Twenty-five (25) Series S warrants are required to purchase one share of common stock. The Series S warrants expire on October 11, 2018.

On February 23, 2018, the Company extended the expiration date of its Series DD and Series EE warrants to July 1, 2018. This modification was reflected in the fair value measurement of the warrants.

On October 17, 2017, 17,821 Series U warrants, with an exercise price of $43.75 expired. The fair value of the Series U warrants was $0 on the date of expiration.

On December 6, 2016, 105,000 Series R warrants, with an exercise price of $100.00, expired. The fair value of the Series R warrants was $0 on the date of expiration.

2.
Issuance of Equity Warrants

Series TT Warrants

On February 5, 2018, the Company sold 2,501,145 shares of its common stock at a price of $1.87 per share for total proceeds of approximately $4.7 million. The common stock is restricted unless registered. The purchasers of the common stock also received Series TT warrants which allow the purchasers to acquire up to 1,875,860 shares of the Company’s common stock. The warrants are exercisable at a fixed price of $2.24 per share, will not be exercisable for 6 months and one day and expire on February 5, 2023. Shares issuable upon the exercise of the warrants are restricted securities unless registered. The shares and warrants were registered on February 28, 2018. The Company allocated the proceeds received to the shares and the Series TT warrants on a relative fair value basis. As a result of such allocation, the Company determined the relative fair value of the Series TT warrants to be approximately $1.56 million. The Series TT warrants qualify for equity treatment in accordance with ASC 815.

Series SS Warrants

On December 19, 2017 the Company received subscription agreements for the purchase of 1,289,478 shares of its common stock at a price of $1.90 in the principal amount of $2.45 million.  The purchasers of the common stock also received Series SS warrants which allow the purchasers to acquire up to 1,289,478 shares of the Company’s common stock.  The warrants are exercisable at a fixed price of $2.09 per share, are exercisable on June 20, 2018 and will expire on December 18, 2022. Shares issuable upon the exercise of the warrants will be restricted securities unless registered. The shares and warrants were registered on January 23, 2018. The Company allocated the proceeds received to the shares and the Series SS warrants on a relative fair value basis. As a result of such allocation, the Company determined the relative fair value of the Series SS warrants to be approximately $1.0 million. The Series SS warrants qualify for equity treatment in accordance with ASC 815.

Series RR Warrants

On October 30, 2017, holders of convertible notes in the principal amount of $1.1 million issued in June 2017 and holders of convertible notes in the principal amount of $1.2 million issued in July 2017 agreed to extend the maturity date of these notes to September 21, 2018.  In consideration for the extension of the maturity date of the convertible notes, the Company issued a total of 583,057 Series RR warrants to the convertible note holders that agreed to the extension.  Each Series RR warrant entitles the holder to purchase one share of the Company’s common stock.  The Series RR warrants may be exercised at any time on or before October 30, 2022 at an exercise price of $1.65 per share. The Series RR warrants were recorded at approximately $0.7 million, the relative fair value on the date of issuance, as described in Note F.

3.
Options and shares issued to Consultants

The Company typically enters into consulting arrangements in exchange for common stock or stock options. During the six and three months ended March 31, 2018, the Company issued 137,787 and 124,082 shares of common stock respectively, all of which were restricted shares. During the six and three months ended March 31, 2017, the Company issued 18,999 and 4,100 shares of common stock, respectively, of which 10,800 and 0 were restricted shares. The weighted average grant date fair value of the shares issued to consultants during the six months ended March 31, 2018 and 2017, was $1.84 and $4.45 respectively. The aggregate values of the issuances of restricted common stock and common stock options are recorded as prepaid expenses and are charged to general and administrative expenses over the periods of service.

During the six and three months ended March 31, 2018, the Company recorded total expense of approximately $158,000 and $116,000, respectively, relating to these consulting agreements. During the six and three months ended March 31, 2017, the Company recorded total expense of approximately $113,000 and $34,000, respectively, relating to these consulting agreements. At March 31, 2018 and September 30, 2017, approximately $141,000 and $45,000, respectively, are included in prepaid expenses. As of March 31, 2018, the Company had 38,400 options outstanding, which were issued to consultants as payment for services. All off these options were vested and all were issued from the Non-Qualified Stock Option plans.

Other Equity Transactions

Effective January 1, 2018, the Company entered into a Securities Purchase Agreement with Ergomed plc, the Company’s Clinical Research Provider, to facilitate a partial payment of the accounts payable balances due Ergomed. Under the Agreement, the Company issued Ergomed 660,000 shares, with a fair market value of approximately $1.3 million, as a forbearance fee in exchange for Ergomed’s agreement to provisionally forbear collection of the payables in an amount equal to the net proceeds from the resales of the shares issued to Ergomed. During the quarter ended March 31, 2018, the Company recorded the full amount of the expense upon issuance, offset by amounts realized through the resale by Ergomed of 269,333 shares for approximately $0.5 million and the corresponding reduction of the payables resulting in a net expense of approximately $0.8 million. As of March 31, 2018, Ergomed holds the remaining 390,667 shares and may resell the shares or return the shares to the Company for cancellation until December 31, 2018.

On August 15, 2017, the Company entered into a similar Securities Purchase Agreement with Ergomed plc, whereby the Company issued Ergomed 480,000 shares, with a fair market value of approximately $1.3 million, as a forbearance fee in exchange for Ergomed’s agreement to provisionally forbear collection of the payables in an amount equal to the net proceeds from the resales of the shares issued to Ergomed. During the year ended September 30, 2017, the Company recorded the full amount of the expense upon issuance, offset by amounts realized through the resale of 64,792 shares and the corresponding reduction of the payables, for a net expense of $1.2 million. During the quarter ended December 31, 2017, the Company realized approximately $0.7 million through the resale of the remaining 415,208 shares and reduced the payables and interest expense by that amount.

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

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at March 31, 2018:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$20,846	$-	$1,835,971	$1,856,817

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

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the six months ended March 31, 2018 and the year ended September 30, 2017:

	6 months ended	12 months ended
	March 31, 2018	September 30, 2017

Beginning balance	$2,020,629	$5,283,573
Issuances	-	4,665,683
Realized and unrealized gains	(184,658)	(7,928,627)
Ending balance	$1,835,971	$2,020,629

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

On June 22, 2017, CEL-SCI issued convertible notes (Series MM Notes) in the aggregate principal amount of $1.5 million to six individual investors. Geert Kersten, the Company’s Chief Executive Officer, participated in the offering and purchased a note in the principal amount of $250,000. The terms of Mr. Kersten’s note were identical to the other participants. The number of shares of the Company’s common stock issued upon conversion will be determined by dividing the principal amount to be converted by $1.69, which would result in the issuance of 147,929 shares to Mr. Kersten upon conversion. Along with the other purchasers of the convertible notes, Mr. Kersten also received Series MM warrants to purchase up to 147,929 shares of the Company’s common stock. The Series MM warrants are exercisable at a fixed price of $1.86 per share and expire on June 22, 2022. Shares issuable upon the exercise of the notes and warrants were restricted securities unless registered. The shares were registered effective August 8, 2017.

On October 30, 2017, the due dates of the Series NN and Series MM Notes were extended from December 22, 2017 to September 21, 2018 in exchange for Series RR warrants. Mr. Kersten, the Trust and Ms. Prichep received 73,965, 54,585 and 5,459 Series RR warrants, respectively. See Note F.

Approximately $9,000 in accrued interest was due the officers at March 31, 2018. No interest payments were made to officers during the six months ended March 31, 2018.

F.
NOTES PAYABLE

On October 30, 2017, the Company extended the due dates of the Series MM and Series NN Notes (the “Notes”) from December 22, 2017 to September 21, 20l8, and issued the note holders 583,057 of Series RR Warrants. The Series RR warrants expire on October 30, 2022 and are exercisable at a price of $1.65 per share, which was the closing price of the Company’s common stock on October 27, 2017. These Series RR warrants are classified as equity warrants and are recorded at approximately $0.7 million, the fair value on the date of issuance.

Because the Company is experiencing financial difficulties and the creditors granted the Company a concession they would not have otherwise considered in the form of a lower effective interest rate, this modification was accounted for under ASC 470-60, “Troubled Debt Restructuring.” The Company calculated the future cash flows of the restructured debt to be greater than the carrying value of the debt and accounted for the change in debt prospectively, using the effective interest rate that equated the carrying amount to the future cash flows. The carrying value of the debt on the date of restructuring was approximately $0.7 million, which was net of a discount of approximately $1.6 million. The discount is being amortized to interest expense over the life of the Notes using the effective interest method. During the six and three months ended March 31, 2018, the Company recorded approximately $1.0 and $0.4 million in interest expense, respectively, relating to the amortization of the debt discount. As of March 31, 2018, after conversions, the carrying value of the Notes is approximately $1.2 million, net of a discount of approximately $1.0 million. The Notes bear interest at 4% and can be converted into shares of the Company’s common stock at a fixed conversion rate of $1.69 for the Series MM Notes and $2.29 for the Series NN Notes.

During the six months ended March 31, 2018, note holders converted notes in the principal amount of $184,300, into 88,124 shares of common stock. During the three months ended March 31, 2018, note holders converted notes in the principal amount of $109,300, into 55,373 shares of common stock. The unamortized debt discounts relating to the converted Notes were charged to interest expense.

The Series MM and Series NN Notes are secured by a first lien on all of the Company’s assets.

G.
COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In March 2013, the Company entered into an agreement with Aptiv Solutions, Inc. (which was subsequently acquired by ICON Inc.) to provide certain clinical research services in accordance with a master service agreement. The Company will reimburse ICON for costs incurred. The agreement required the Company to make $600,000 in advance payments which are being credited against future invoices in $150,000 annual increments through December 2017. As of March 31, 2018, all advance payments have been expensed.

In April 2013, the Company entered into a co-development and revenue sharing agreement with Ergomed. Under the agreement, Ergomed will contribute up to $10 million towards the Company’s Phase 3 Clinical Trial in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount. In October 2015, the Company entered into a second co-development and revenue sharing agreement with Ergomed for an additional $2 million, for a total of $12 million. The Company accounted for the co-development and revenue sharing agreement in accordance with ASC 808 “Collaborative Arrangements”. The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.” Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its Statements of Operations. Since the Company entered into the co-development and revenue sharing agreement with Ergomed, it has incurred research and development expenses of approximately $26.6 million related to Ergomed’s services. This amount is net of Ergomed’s discount of approximately $8.9 million. During the six and three months ended March 31, 2018, the Company recorded, net of Ergomed’s discount, approximately $1.7 million and $0.8 million, respectively, as research and development expense related to Ergomed’s services. During the six and three months ended March 31, 2017, the Company recorded, net of Ergomed’s discount, approximately $4.1 million and $2.8 million, respectively, as research and development expense related to Ergomed’s services.

The Company is currently involved in a pending arbitration proceeding, CEL-SCI Corporation v. inVentiv Health Clinical, LLC (f/k/a PharmaNet LLC) and PharmaNet GmbH (f/k/a PharmaNet AG). The Company initiated the proceedings against inVentiv Health Clinical, LLC, or inVentiv, the former third-party CRO, and is seeking payment for damages related to inVentiv’s prior involvement in the Phase 3 clinical trial of Multikine. In the summer of 2017, inVentiv Health, Inc., the ultimate parent company of the respondents in the arbitration, merged with INC Research Holdings, Inc. The combined company was renamed Syneos Health in January 2018. The arbitration claim, initiated under the Commercial Rules of the American Arbitration Association, alleges (i) breach of contract, (ii) fraud in the inducement, and (iii) common law fraud. Currently, the Company is seeking at least $50 million in damages in its amended statement of claim.

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

In October 2015, the Company signed an arbitration funding agreement with a company established by Lake Whillans Litigation Finance, LLC, a firm specializing in funding litigation expenses. Pursuant to the agreement, an affiliate of Lake Whillans provided the Company with up to $5 million in funding for litigation expenses to support its arbitration claims against inVentiv. The funding was available to the Company to fund the expenses of the ongoing arbitration and will only be repaid if the Company receives proceeds from the arbitration. All related legal fees are directly billed to and paid by Lake Whillans. As part of the agreement with Lake Whillans, the law firm agreed to cap its fees and expenses for the arbitration at $5 million.

The hearing (the “trial”) started on September 26, 2016. The last witness in the arbitration hearing testified on November 8, 2017, and no further witnesses or testimony are expected. With that final witness, the testimony phase of the arbitration concluded. All that remained after November 8, 2017 at the trial level were closing statements and post-trial submissions. Closing arguments in the arbitration against the former clinical research organization (CRO) for our Phase 3 trial concluded on April 25, 2018. The parties are now awaiting a decision from the arbitrator.

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

The Company was deemed to be the owner of the building for accounting purpose under the build-to-suit guidance in ASC 840-40-55. In addition to tenant improvements the Company incurred, the Company also recorded an asset for tenant-directed improvements and for the costs paid by the lessor to purchase the building and to perform improvements, as well as a corresponding liability for the landlord costs. Upon completion of the improvements, the Company did not meet the “sale-leaseback” criteria under ASC 840-40-25, Accounting for Lease, Sale-Leaseback Transactions, and therefore, treated the lease as a financing obligation. Thus, the asset and corresponding liability were not de-recognized. As of March 31, 2018 and September 30, 2017, the leased building asset has a net book value of approximately $16.4 and $16.6 million, respectively, and the landlord liability has a balance of approximately $13.3 and $13.2 million, respectively. The leased building is being depreciated using a straight line method over the 20 year lease term to a residual value. Depreciation on the leased building was approximately $0.2 million and $0.1 million, respectively, for the six and three months ended March 31, 2018 and 2017. Accumulated depreciation was approximately $4.8 million and $4.6 million as of March 31, 2018 and September 30, 2017, respectively. The landlord liability is being amortized over the 20 years using the effective interest method. Lease payments allocated to the landlord liability are accounted for as debt service payments on that liability using the finance method of accounting per ASC 840-40-55.

The Company was required to deposit the equivalent of one year of base rent in accordance with the lease. When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company. The approximate $1.7 million deposit is included in non-current assets at March 31, 2018 and September 30, 2017.

 Approximate future minimum lease payments under the San Tomas lease as of March 31, 2018 are as follows:

Six months ending September 30, 2018	$876,000
Year ending September 30,
2019	1,808,000
2020	1,872,000
2021	1,937,000
2022	2,004,000
2023	2,073,000
Thereafter	11,685,000
Total future minimum lease obligation	22,255,000
Less imputed interest on financing obligation	(8,960,000)
Net present value of lease financing obligation	$13,295,000

The Company subleases a portion of its rental space on a month-to-month term lease, which requires a 30 day notice for termination. The Company receives approximately $6,000 per month in rent for the sub-leased space.

The Company leases its research and development laboratory under a 60 month lease which expires February 28, 2022. The operating lease includes escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the full 60 month term of the lease at the rate of approximately $13,000 per month. As of March 31, 2018 and September 30, 2017, the Company has recorded a deferred rent liability of approximately $9,000 and $5,000, respectively.

The Company leases its office headquarters under a 60 month lease which expires June 30, 2020. The operating lease includes escalating rental payments. The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate approximately $8,000 per month. As of March 31, 2018 and September 30, 2017, the Company has recorded a deferred rent liability of approximately $16,000 and $18,000, respectively.

As of March 31, 2018, material contractual obligations, excluding the San Tomas lease, consisting of non-cancelable operating lease payments are as follows:

Six months ending September 30, 2018	$127,000
Year ending September 30,
2019	258,000
2020	238,000
2021	163,000
2022	69,000
Total	$855,000

The Company leases office equipment under a capital lease arrangement. The term of the capital lease is 60 months and expires on October 31, 2021. The monthly lease payment is $505. The lease bears interest at approximately 6.25% per annum.

H.      PATENTS

During the six and three months ended March 31, 2018 and 2017, no patent impairment charges were recorded. For the six and three months ended March 31, 2018, amortization of patent costs totaled approximately $19,000 and $9,000, respectively. For the six and three months ended March 31, 2017 amortization of patent costs totaled approximately $19,000 and $10,000, respectively. Approximate estimated future amortization expense is as follows:

Six months ending September 30, 2018	$18,000
Year ending September 30,
2019	35,000
2020	32,000
2021	29,000
2022	25,000
2023	15,000
Thereafter	53,000
Total	$207,000

I. LOSS PER COMMON SHARE

The following table provides the details of the basic and diluted loss per-share computations:

	Six months ended March 31,		Three months ended March 31,
	2018	2017	2018	2017
Loss per share - basic
Net loss available to common shareholders - basic	$(10,895,965)	$(4,905,338)	$(4,708,135)	$(8,426,491)
Weighted average shares outstanding - basic	13,403,878	6,649,814	15,210,296	7,319,761
Basic loss per common share	$(0.81)	$(0.74)	$(0.31)	$(1.15)

Loss per share - diluted
Net loss available to common shareholders - basic	$(10,895,965)	$(4,905,338)	$(4,708,135)	$(8,426,491)
Gain on derivatives	-	(330,124)	-	-
Net loss available to common shareholders - diluted	$(10,895,965)	$(5,235,462)	$(4,708,135)	$(8,426,491)

Weighted average shares outstanding - basic	13,403,878	6,649,814	15,210,296	7,319,761
Incremental shares underlying dilutive "in the money" warrants (1)	-	32,778	-	-
Weighted average shares outstanding - diluted	13,403,878	6,682,592	15,210,296	7,319,761
Diluted loss per common share	$(0.81)	$(0.78)	$(0.31)	$(1.15)

(1) Includes series FF, GG, HH, II and JJ for the six months ended March 31, 2017

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

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net earnings (loss) per share excludes the following securities because their inclusion would have been anti-dilutive as of March 31:

	2018	2017

Options and Warrants	12,381,730	8,037,799
Unvested Restricted Stock	312,000	604,000
Convertible debt	1,077,982	-
Total	13,771,712	8,641,799

J. SUBSEQUENT EVENTS

On April 3, 2018, the exercise price of the Company’s outstanding Series S warrants, which are publicly traded under the symbol “CVM WS” on the NYSE American, was changed to $1.75 per share for a two month period which will end on June 11, 2018. The exercise price had previously been changed to $3.00 for a three month temporary period ending on April 12, 2018. After June 11, 2018, the exercise price will revert back to $31.25 per share of common stock. Twenty-five (25) Series S warrants are required to purchase one share of common stock. The Series S warrants expire on October 11, 2018.

Closing arguments in the arbitration against the former clinical research organization (CRO) for our Phase 3 trial concluded on April 25, 2018. The parties are now awaiting a decision from the arbitrator.

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

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has incurred expenses of approximately $48.7 million as of March 31, 2018 on direct costs for the Phase 3 clinical trial. The Company estimates it will incur additional expenses of approximately $10.5 million for the remainder of the Phase 3 clinical trial. This estimate is based only on the information currently available in the Company’s contracts with the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs, such as the manufacturing of the drug. This number may be affected by the rate of death accumulation in the study, foreign currency exchange rates, and many other factors, some of which cannot be foreseen today. It is therefore possible that the cost of the Phase 3 clinical trial will be higher than currently estimated.

In April 2013, the Company announced that it had replaced the CRO running its Phase 3 clinical trial. This was necessary since the patient enrollment in the study dropped off substantially following a takeover of the CRO which caused most of the members of the CRO’s study team to leave the CRO. The Company announced that it had hired two CRO’s who will manage the global Phase 3 study; ICON and Ergomed, who are both international leaders in managing oncology trials. Both CRO’s helped the Company expand the trial to over 80 clinical sites globally. The study is now fully enrolled with 928 patients.

Under a co-development agreement, Ergomed will contribute up to $12 million towards the study where it will perform clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount, only from sales for head and neck cancer.

During the six months ended March 31, 2018, the Company’s cash increased by approximately $0.7 million.  Significant components of this increase include net proceeds from the sale of the Company’s stock of approximately $7.1 million offset by net cash used to fund the Company’s regular operations, including its Phase 3 clinical trial, of approximately $6.4 million. During the six months ended March 31, 2017, the Company’s cash decreased by approximately $1.4 million.  Significant components of this decrease include net proceeds from the sale of the Company’s stock of approximately $5.8 million offset by net cash used to fund the Company’s regular operations, including its Phase 3 clinical trial, of approximately $7.2 million, purchases of equipment of approximately $10,000 and payments on capital leases of approximately $2,000.

On February 5, 2018, the Company sold 2,501,145 shares common stock at a price of $1.87 for total proceeds of approximately $4.7 million. The purchasers of the common stock also received Series TT warrants which allow the purchasers to acquire up to 1,875,860 shares of the Company’s common stock. The warrants are exercisable on August 6, 2018 at a fixed price of $2.24 per share and expire on February 5, 2023.

On December 19, 2017, the Company sold 1,289,478 shares of common stock at a price of $1.90 for total proceeds of approximately of $2.45 million.  The purchasers of the common stock received Series SS warrants which allow the purchasers to acquire 1,289,478 shares of the Company’s common stock.  The warrants are exercisable at a fixed price of $2.09 per share, are exercisable on June 20, 2018 and will expire on December 18, 2022.

Inventory at March 31, 2018 remained constant, only decreasing by approximately $42,000 as compared to September 30, 2017. In addition, receivables decreased by approximately $82,000, primarily due to the timing of payments by the Company’s partners for reimbursed clinical study costs related to the Phase 3 clinical trial.

Results of Operations and Financial Condition

During the six months ended March 31, 2018, research and development expenses decreased by approximately $4.8 million compared to the six months ended March 31, 2017. During the three months ended March 31, 2018, research and development expenses decreased by approximately $3.6 million compared to the three months ended March 31, 2017. The majority of the Company’s research and development expense relates to its on-going Phase 3 clinical trial. Clinical trial costs tend to be higher during the enrollment phase of the study and because the study is fully enrolled, the expenses incurred over the last six months have decreased.

During the six months ended March 31, 2018, general and administrative expenses increased by approximately $1.3 million compared to the six months ended March 31, 2017. This increase is primarily due to an increase of approximately $1.0 million in equity based compensation related to the Company’s shareholder approved 2014 Incentive Stock Bonus Plan, and a net increase of approximately $0.3 million in other general and administrative expenses primarily for accounting fees and public relations services. During the three months ended March 31, 2018, general and administrative expenses remained constant with expenses incurred during the three months ended March 31, 2017.

The gain on derivative instruments of approximately $0.2 million and $1.2 million for the six and three months ended March 31, 2018, respectively, were the result of the change in fair value of the derivative liabilities during the respective periods. These changes were caused by fluctuation in the share price of the Company’s common stock. The gain on derivative instruments of approximately $8.9 million for the six months ended March 31, 2017 and the loss on derivative instruments of approximately $49,000 for the three months ended March 31, 2017 were the result of the change in fair value of the derivative liabilities during the respective periods. These changes were caused by fluctuations in the share price of the Company’s common stock.

Net interest expense increased by approximately $1.0 million for the six months ended March 31, 2018 compared to the six months ended March 31, 2017. The increase is primarily due to additional interest items that were not in effect during the six months ended March 31, 2017. These items include approximately $1.0 million relating to the amortization of discounts on notes payable issued in June and July 2017 and restructured in October 2017 and accrued interest on those notes. The current period impact of the financing arrangement with Ergomed (as explained in Note C to the financial statements which are part of this report) which was de minimus as the $1.3 million value of the shares issued and charged to interest expense in January 2018 was offset by $1.3 million recovered upon resale of those shares and shares issued in the August 2017 Agreement discussed in Note C Net interest expense increased by approximately $1.2 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. The increase is primarily due to additional interest items that were not in effect during the three months ended March 31, 2017. These items include approximately $0.4 million relating to the amortization of the discounts on notes payable and the accrued interest on those notes, and approximately $0.8 million in net interest expense relating to the financing arrangement with Ergomed (as explained in Note C to the financial statements which are part of this report) The $1.3 million value of the shares issued and charged to interest expense in January 2018 was offset by approximately $0.5 million in proceeds from the resale of the shares, resulting in a net charge to interest expense of approximately $0.8 million during the three months ended March 31, 2018.

Research and Development Expenses

The Company’s research and development efforts during the six months ended March 31, 2018 involved Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Six months ended March 31,		Three months ended March 31,
	2018	2017	2018	2017
MULTIKINE	$4,989,721	$9,950,673	$2,769,787	$6,487,667
LEAPS	298,590	176,202	192,510	90,951
TOTAL	$5,288,311	$10,126,875	$2,962,297	$6,578,618

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2018. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.

 Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive and Chief Financial Officer, has made changes to the Company’s Internal Controls to address the material weaknesses as discussed in the Company’s September 30, 2017 10-K.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended March 31, 2018 the Company issued 137,787 restricted shares of common stock to consultants for investor relations services.

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

CEL-SCI CORPORATION

Date: May 15, 2018	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer*

* Also signing in the capacity of the Principal Accounting and Financial Officer.