Form 10-Q
period 2018-06-30
CEL SCI CORP
filed 2018-08-14
CIK 725363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
OR

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

Class of Stock	No. Shares Outstanding	Date
Common	23,541,703	August 1, 2018

 TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	JUNE 30,	SEPTEMBER 30,
ASSETS	2018	2017

Current Assets:
Cash and cash equivalents	$2,346,650	$2,369,438
Receivables	119,652	218,481
Prepaid expenses	346,431	826,429
Deposits - current portion	-	150,000
Inventory used for R&D and manufacturing	628,158	672,522

Total current assets	3,440,891	4,236,870

Plant, property and equipment, net	16,361,651	16,793,220
Patent costs, net	227,166	223,167
Deposits	1,670,917	1,670,917

Total Assets	$21,700,625	$22,924,174

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable	$6,253,497	$8,196,334
Accrued expenses	861,842	936,698
Due to employees	1,242,813	693,831
Notes payable	-	994,258
Derivative instruments, current portion	4,916	10,984
Other current liabilities	14,290	12,449

Total current liabilities	8,377,358	10,844,554

Derivative instruments, net of current portion	1,076,400	2,042,418
Lease liability	13,336,969	13,211,925
Deferred revenue	126,795	125,000
Other liabilities	34,837	37,254

Total liabilities	22,952,359	26,261,151

Commitments and Contingencies

STOCKHOLDERS' DEFICIT
Preferred stock, $.01 par value-200,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized; 19,570,468 and 11,903,133 shares issued and outstanding at June 30, 2018 and September 30, 2017, respectively	195,706	119,031
Additional paid-in capital	315,217,502	296,298,401
Accumulated deficit	(316,664,942)	(299,754,409)

Total stockholders' deficit	(1,251,734)	(3,336,977)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$21,700,625	$22,924,174

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2018 and 2017
(UNAUDITED)

	2018	2017

Grant and other income	$350,029	$51,822

Operating Expenses:
Research and development	7,713,873	13,307,275
General & administrative	5,823,694	4,347,830

Total operating expenses	13,537,567	17,655,105

Operating loss	(13,187,538)	(17,603,283)

Gain on derivative instruments	187,967	9,669,977

Interest expense, net	(3,910,962)	(1,436,095)

Net loss available to common shareholders	$(16,910,533)	$(9,369,401)

Net loss per common share
Basic	$(1.17)	$(1.29)
Diluted	$(1.17)	$(1.34)

Weighted average common shares outstanding
Basic	14,486,351	7,235,140
Diluted	14,486,351	7,292,715

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2018 and 2017
(UNAUDITED)

	2018	2017

Grant and other income	$104,170	$17,389

Operating Expenses:
Research and development	2,425,562	3,180,401
General & administrative	1,748,971	1,595,707

Total operating expenses	4,174,533	4,776,108

Operating loss	(4,070,363)	(4,758,719)

(Loss) gain on derivative instruments	(8,618)	790,365

Interest expense, net	(1,935,587)	(495,709)

Net loss available to common shareholders	$(6,014,568)	$(4,464,063)

Net loss per common share
Basic and diluted	$(0.36)	$(0.53)

Weighted average common shares outstanding
Basic and diluted	16,651,297	8,405,790

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2018 and 2017
(UNAUDITED)

	2018	2017

Net loss	$(16,910,533)	$(9,369,401)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	485,710	476,103
Share-based payments for services	349,319	151,611
Share-based payments for interest	80,716	-
Equity based compensation	2,193,402	1,002,923
Common stock contributed to 401(k) plan	109,073	114,483
Shares issued for settlement of clinical research costs	2,957,400	-
Loss on prepaid research and development	471,157	-
Loss on retired equipment	-	1,187
Gain on derivative instruments	(187,967)	(9,669,977)
Amortization of debt discount	1,956,424	21,441
Inducement expense	291,234	-
Capitalized lease interest	125,044	149,209
(Increase)/decrease in assets:
Receivables	98,829	(182,563)
Prepaid expenses	122,627	275,084
Inventory used for R&D and manufacturing	44,364	350,904
Deposits	150,000	154,995
Increase/(decrease) in liabilities:
Accounts payable	(1,960,438)	5,514,909
Accrued expenses	(74,856)	555,250
Due to employees	548,982	103,013
Other liabilities	4,819	490

Net cash used in operating activities	(9,144,694)	(10,350,339)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(1,015)	(10,525)
Expenditures for patent costs	(2,437)	-

Net cash used in investing activities	(3,452)	(10,525)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	6,996,763	7,167,773
Proceeds from issuance of notes payable	-	1,510,000
Proceeds from exercise of warrants	2,133,677	-
Payments on obligations under capital lease	(5,082)	(2,428)

Net cash provided by financing activities	9,125,358	8,675,345

NET DECREASE IN CASH AND CASH EQUIVALENTS	(22,788)	(1,685,519)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,369,438	2,917,996

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,346,650	$1,232,477

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2018 and 2017

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2018	2017
Decrease in receivable due under the litigation funding arrangement offset
by the same amount payable to the legal firm providing the services	$-	$305,341
Capitalizable patent costs included in accounts payable	$61,501	$11,586
Capital lease obligation included in accounts payable	$408	$2,266
Property and equipment acquired through capital lease	$-	$26,104
Fair value of warrants issued in connection with public offering	$-	$4,665,683
Exercise of derivative liabilities	$784,119	$-
Discount on notes payable	$-	$(1,205,647)
Financing costs included in accounts payable	$-	$92,467
Prepaid consulting services paid with issuance of common stock	$113,786	$(37,550)
Notes payable converted into common shares	$2,294,300	$-
Conversion of accrued salaries and board fees to notes payable	$-	$250,000

Cash paid for interest expense	$1,312,664	$1,413,455

See notes to condensed financial statements.

CEL-SCI CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
PERIOD ENDED JUNE 30, 2018 AND 2017 (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company’s financial position as of June 30, 2018 and the results of its operations for the three and nine months then ended. The condensed balance sheet as of September 30, 2017 is derived from the September 30, 2017 audited financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the nine and three months ended June 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the entire year.

The financial statements have been prepared assuming the Company will continue as a going concern, but due to recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Refer to discussion in Note B.

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

Patents - Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years). In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustment in the asset value and period of amortization is made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from its disposition, are less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value.

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

Income Taxes - The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.  A full valuation allowance was recorded against the deferred tax assets as of June 30, 2018 and September 30, 2017.

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

Derivative Instruments – The Company has entered into financing arrangements that consist of freestanding derivative instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification (ASC) 815, “Accounting for Derivative Instruments and Hedging Activities.” In accordance with accounting principles generally accepted in the United States (U.S. GAAP), derivative instruments and hybrid instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value with gains or losses recognized in earnings depending on the nature of the derivative or hybrid instruments. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models and giving consideration to all of the rights and obligations of each instrument. The derivative liabilities are re-measured at fair value at the end of each interim period.

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

The Company’s stock options are not transferable, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. The Company has based its assumption for stock price volatility on the variance of daily closing prices of the Company’s stock. The risk-free interest rate assumption was based on the U.S. Treasury rate at date of the grant with the term equal to the expected life of the option. Forfeitures are accounted for when they occur. The expected term of options represents the period that options granted are expected to be outstanding and has been determined based on an analysis of historical exercise behavior. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense for new awards may differ materially in the future from that recorded in the current period.

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

New Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-07, Compensation—Stock Compensation (Topic 718), (“ASU 2018-7”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost (that is, the period of time over which share-based payment awards vest and the pattern of cost recognition over that period). Under current GAAP, non-employee share-based payment awards are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever can be more reliably measured. Under ASU 2018-07, accounting for non-employee share-based payments would be consistent with the accounting requirement for employee share-based payment awards which requires non-employee share-based payments to be measured at grant-date fair value of the equity instruments an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Under current GAAP, the measurement date for equity classified non-employee share-based payment awards is the earlier of the date at which a commitment for performance by the counterparty is reached and the date at which the counterparty’s performance is complete. Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date. The definition of the term grant date is amended to generally state the date at which a grantor and a grantee reach a mutual understanding of the key terms and conditions of a share-based payment award. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. An entity should only remeasure liability-classified awards that have not been settled by the date of adoption and equity classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Upon transition, the entity is required to measure these non-employee awards at fair value as of the adoption date. The entity must not remeasure assets that are completed. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), which affects any entity that changes the terms or conditions of a share-based payment award.  This Update amends the definition of modification by qualifying that modification accounting does not apply to changes to outstanding share-based payment awards that do not affect the total fair value, vesting requirements, or equity/liability classification of the awards.  The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company adopted the provisions of ASU 2017-09 effective January 1, 2018. There was no impact on the financial position or results operations for the nine and three months ended June 30, 2018.

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

The Company is currently running a large multi-national Phase 3 clinical trial for head and neck cancer with its partners TEVA Pharmaceuticals and Orient Europharma. During the nine months ended June 30, 2018, the Company raised approximately $7.0 million in net proceeds from private offerings and received proceeds of approximately $2.1 million from the exercise of warrants. To finance the study beyond the next twelve months, the Company plans to raise additional capital in the form of corporate partnerships, debt and/or equity financings. The Company believes that it will be able to obtain additional financing because it has done so consistently in the past and because Multikine is a product in the Phase 3 clinical trial stage. However, there can be no assurance that the Company will be successful in raising additional funds on a timely basis or that the funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of funding, it may have to curtail its operations until it is able to raise the required funding. The financial statements have been prepared assuming the Company will continue as a going concern, but due to the Company’s negative working capital, stockholders’ deficit, recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As of June 30, 2018, the Company has incurred expenses of approximately $49.5 million on direct costs for the Phase 3 clinical trial since its launch of the Phase 3 clinical trial for Multikine. The Company estimates it will incur additional expenses of approximately $9.4 million for the remainder of the Phase 3 clinical trial. This estimate is based only on the information currently available in the Company’s contracts with the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs, including manufacturing the drug. This number may be affected by the rate of death accumulation in the study, foreign currency exchange rates and many other factors, some of which cannot be foreseen today. It is therefore possible that the cost of the Phase 3 clinical trial will be higher than currently estimated. Nine hundred twenty-eight (928) head and neck cancer patients have been enrolled and have completed treatment in the Phase 3 study. The study end point is a 10% increase in overall survival of patients between the two main comparator groups in favor of the group receiving the Multikine treatment regimen. The determination if the study end point is met will occur when there are a total of 298 deaths in those two groups.

On October 31, 2013, the Company commenced arbitration proceedings against inVentiv Health Clinical, LLC, or inVentiv, its former clinical research organization (CRO), and now part of Syneos Health. The arbitration claim, initiated under the Commercial Rules of the American Arbitration Association, alleged (i) breach of contract, (ii) fraud in the inducement, and (iii) common law fraud. On June 25, 2018, the arbitrator ruled that inVentiv materially breached its contract with the Company and denied inVentiv all but one of its counterclaims ($429,649 for certain unpaid invoices) against the Company. The arbitrator awarded the Company $2,917,834 in damages. This is a final and binding decision and to the Company’s knowledge, marks the first ever decision in favor of a pharmaceutical/biomedical company against a CRO for breach of contract. However, pursuant to the terms of an agreement with an affiliate of Lake Whillans Litigation Finance, LLC, a firm that produced partial funding for the legal expenses incurred by the Company in the arbitration proceedings, all amounts received from inVentiv by virtue of the arbitration award will be paid to Lake Whillans Litigation Finance. As a result of the arbitrator’s ruling, the Company expensed a prepaid asset in the amount of approximately $471,000, that will no longer be realized.

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

C.
STOCKHOLDERS’ EQUITY

Stock options, stock bonuses and compensation granted by the Company as of June 30, 2018 are as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Options Plans	138,400	123,558	N/A	385
Non-Qualified Stock Option Plans	3,387,200	2,946,606	N/A	399,533
Stock Bonus Plans	783,760	N/A	288,337	495,390
Stock Compensation Plan	134,000	N/A	118,590	15,410
Incentive Stock Bonus Plan	640,000	N/A	624,000	16,000

Stock options, stock bonuses and compensation granted by the Company as of September 30, 2017 are as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	138,400	124,758	N/A	454
Non-Qualified Stock Option Plans	1,187,200	1,115,086	N/A	42,830
Bonus Plans	383,760	N/A	206,390	177,337
Stock Compensation Plan	134,000	N/A	115,590	18,410
Incentive Stock Bonus Plan	640,000	N/A	624,000	16,000

Stock option activity:
	Nine Months Ended June 30,
	2018	2017
Granted	1,858,1080	39,225
Expired	26,395	16,081
Forfeited	1,393	1,980

	Three Months Ended June 30,
	2018	2017
Granted	1,847,808	39,225
Expired	2,016	800
Forfeited	-	919

 Stock-Based Compensation Expense
	Nine months Ended June 30,
	2018	2017
Employees	$2,193,402	$1,002,923
Non-employees	$349,319	$151,611

	Three months Ended June 30,
	2018	2017
Employees	$465,487	$325,168
Non-employees	$191,328	$38,833

Employee compensation expense includes the expense related to options issued or vested and restricted stock. The increase in employee compensation expense in 2018 is primarily due to an increase of approximately $1 million in equity based compensation related to the Company’s shareholder approved 2014 Incentive Stock Bonus Plan. Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of their service contracts. Stock based compensation expense is included in general and administrative expenses on the statements of operations.

Warrants and Non-employee Options

The following chart presents the outstanding warrants and non-employee options, listed by expiration date at June 30, 2018:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrants	Exercise Price	Expiration Date	Reference

Series DD	12/8/2016	1,360,960	$4.50	7/12/2018	1
Series EE	12/8/2016	1,360,960	$4.50	7/12/2018	1
Series N	8/18/2008	85,339	$3.00	8/18/2018	*
Series S	10/11/13- 10/24/14	327,729	$31.25	10/11/2018	1
Series V	5/28/2015	810,127	$19.75	5/28/2020	1
Series UU	6/11/2018	187,562	$2.80	6/11/2020	2
Series W	10/28/2015	688,930	$16.75	10/28/2020	1
Series X	1/13/2016	120,000	$9.25	1/13/2021	*
Series Y	2/15/2016	26,000	$12.00	2/15/2021	*
Series ZZ	5/23/2016	20,000	$13.75	5/18/2021	1
Series BB	8/26/2016	16,000	$13.75	8/22/2021	1
Series Z	5/23/2016	264,000	$13.75	11/23/2021	1
Series FF	12/8/2016	68,048	$3.91	12/1/2021	1
Series CC	12/8/2016	680,480	$5.00	12/8/2021	1
Series HH	2/23/2017	20,000	$3.13	2/16/2022	1
Series AA	8/26/2016	200,000	$13.75	2/22/2022	1
Series JJ	3/14/2017	30,000	$3.13	3/8/2022	1
Series LL	4/30/2017	26,398	$3.59	4/30/2022	1
Series MM	6/22/2017	893,491	$1.86	6/22/2022	*
Series NN	7/24/2017	539,300	$2.52	7/24/2022	*
Series OO	7/31/2017	60,000	$2.52	7/31/2022	*
Series QQ	8/22/2017	31,063	$2.50	8/22/2022	2
Series GG	2/23/2017	400,000	$3.00	8/23/2022	1
Series II	3/14/2017	600,000	$3.00	9/14/2022	1
Series RR	10/30/2017	583,057	$1.65	10/30/2022	2
Series KK	5/3/2017	395,970	$3.04	11/3/2022	1
Series SS	12/19/2017	1,013,162	$2.09	12/18/2022	2
Series TT	2/5/2018	1,875,860	$2.24	2/5/2023	2
Series PP	8/28/2017	1,674,500	$2.30	2/28/2023	2
Consultants	10/1/15- 7/28/17	36,400	$2.18- $15.00	9/30/18- 7/27/27	3
*No current period changes to these warrants.

1.
Derivative Liabilities

The table below presents the warrant liabilities and their respective balances at the balance sheet dates:

	June 30, 2018	September 30, 2017

Series S warrants	$4,916	$32,773
Series V warrants	50,068	72,912
Series W warrants	65,276	83,754
Series Z warrants	42,534	77,216
Series ZZ warrants	2,651	4,753
Series AA warrants	36,750	65,087
Series BB warrants	2,334	4,322
Series CC warrants	212,976	394,220
Series DD warrants	-	5,492
Series EE warrants	-	5,492
Series FF warrants	24,035	47,154
Series GG warrants	172,042	342,173
Series HH warrants	8,052	16,014
Series II warrants	261,058	511,636
Series JJ warrants	12,233	24,203
Series KK warrants	175,912	345,720
Series LL warrants	10,479	20,481

Total warrant liabilities	$1,081,316	$2,053,402

The table below presents the gains and (losses) on the warrant liabilities for the nine months ended June 30:

	2018	2017
Series S Warrants	$(756,261)	$3,036,688
Series V warrants	22,842	1,450,126
Series W warrants	18,478	1,618,555
Series Z warrants	34,682	829,279
Series ZZ warrants	2,103	61,382
Series AA warrants	28,337	647,010
Series BB warrants	1,988	50,448
Series CC warrants	181,244	416,599
Series DD warrants	5,492	435,263
Series EE warrants	5,492	651,522
Series FF warrants	23,119	45,403
Series GG warrants	170,131	92,178
Series HH warrants	7,962	4,653
Series II warrants	250,578	137,044
Series JJ warrants	11,970	6,943
Series KK warrants	169,808	172,883
Series LL warrants	10,002	14,001
Net gain on warrant liabilities	$187,967	$9,669,977

The table below presents the gains and (losses) on the warrant liabilities for the three months ended June 30:

	2018	2017
Series S Warrants	$(768,188)	$456,852
Series V warrants	26,389	32,405
Series W warrants	42,609	9,140
Series Z warrants	26,587	1,016
Series ZZ warrants	1,914	187
Series AA warrants	19,661	345
Series BB warrants	1,695	110
Series CC warrants	139,325	(13,270)
Series DD warrants	36	21,315
Series EE warrants	36	139,284
Series FF warrants	15,818	(1,763)
Series GG warrants	132,712	(16,033)
Series HH warrants	5,279	(687)
Series II warrants	199,970	(24,375)
Series JJ warrants	7,960	(1,045)
Series KK warrants	132,884	172,883
Series LL warrants	6,695	14,001
Net gain (loss) on warrant liabilities	$(8,618)	$790,365

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

Changes in Liability Classified Warrants

On April 2, 2018, the exercise price of the Company’s outstanding Series S warrants that are publicly traded under the symbol “CVM WS” on the NYSE American, was repriced to $1.75 per share until June 11, 2018. After that date, the exercise price reverted back to $31.25 per share of common stock. Warrant holders exercised 709,391 warrants under the temporarily revised terms, for total proceeds of approximately $1.2 million. On January 12, 2018, the exercise price had been reduced to $3.00 per share through April 3, 2018, however, no warrants were exercised under these terms. The modification was reflected in the fair value measurement of the warrants. Twenty-five (25) Series S warrants are required to purchase one share of common stock. The remaining Series S warrants expire on October 11, 2018.

On June 25, 2018, the Company extended the expiration date of its Series DD and Series EE warrants to July 12, 2018. On February 23, 2018, the Company extended the expiration date of these warrants to July 1, 2018. These modifications were reflected in the fair value measurement of the warrants.

On October 17, 2017, 17,821 Series U warrants, with an exercise price of $43.75, expired. The fair value of the Series U warrants was $0 on the date of expiration.

On December 6, 2016, 105,000 Series R warrants, with an exercise price of $100.00, expired. The fair value of the Series R warrants was $0 on the date of expiration.

2.
Issuance of Equity Warrants

Series UU Warrants

On June 11, 2018, the Company issued 187,562 Series UU Warrants to holders of the outstanding Series MM and NN notes payable as an inducement to convert their notes into common stock (See Note F). The Series UU warrants are exercisable at a fixed price of $2.80 per share, will not be exercisable for 6 months and expire on June 11, 2020.  Shares issuable upon the exercise of the warrants are restricted securities unless registered. The Company recognized an expense equal to the fair value of the consideration transferred in the transaction in excess of the fair value of consideration issuable under the original conversion terms. This expense represents the fair value of the Series UU warrants, which was calculated to be approximately $291,000 and is included as interest expense on the statement of operations. The Series UU warrants qualify for equity treatment in accordance with ASC 815.

Series TT Warrants

On February 5, 2018, the Company sold 2,501,145 shares of its common stock at a price of $1.87 per share for total proceeds of approximately $4.7 million. The common stock was restricted unless registered. The purchasers of the common stock also received Series TT warrants which allow the purchasers to acquire up to 1,875,860 shares of the Company’s common stock. The warrants are exercisable at a fixed price of $2.24 per share, will not be exercisable for 6 months and one day and expire on February 5, 2023. Shares issuable upon the exercise of the warrants are restricted securities unless registered. The shares and warrants were registered on February 28, 2018. The Company allocated the proceeds received to the shares and the Series TT warrants on a relative fair value basis. As a result of such allocation, the Company determined the relative fair value of the Series TT warrants to be approximately $1.56 million. The Series TT warrants qualify for equity treatment in accordance with ASC 815.

Series SS Warrants

On December 19, 2017 the Company sold 1,289,478 shares of its common stock at a price of $1.90 per share for total proceeds of approximately $2.45 million.  The purchasers of the common stock also received Series SS warrants which allow the purchasers to acquire up to 1,289,478 shares of the Company’s common stock.  The warrants are exercisable at a fixed price of $2.09 per share, and will expire on December 18, 2022. Shares issuable upon the exercise of the warrants will be restricted securities unless registered. The shares and warrants were registered on January 23, 2018. The Company allocated the proceeds received to the shares and the Series SS warrants on a relative fair value basis. As a result of such allocation, the Company determined the relative fair value of the Series SS warrants to be approximately $1.0 million. The Series SS warrants qualify for equity treatment in accordance with ASC 815.

During the quarter ended June 30, 2018, 276,316 Series SS warrants were exercised for total proceeds of approximately $578,000.

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

Other Warrant Activity

During the quarter ended June 30, 2018, 75,500 Series PP warrants were exercised for total proceeds of approximately $174,000 and 56,437 Series QQ warrants were exercised for total proceeds of approximately $141,000.

3.
Options and shares issued to Consultants

The Company typically enters into consulting arrangements in exchange for common stock or stock options. During the nine and three months ended June 30, 2018, the Company issued 219,391 and 81,604 shares of common stock respectively, of which 216,391 and 78,604, respectively, were restricted shares. During the nine and three months ended June 30, 2017, the Company issued 36,999 and 18,000 shares of common stock, respectively. The weighted average grant date fair value of the shares issued to consultants during the nine months ended June 30, 2018 and 2017, was $2.11 and $3.42 respectively. The aggregate values of the issuances of restricted common stock and common stock options are recorded as prepaid expenses and are charged to general and administrative expenses over the periods of service. If shares or options are issued for past services, the aggregate values are expensed when the shares or options are issued.

During the nine and three months ended June 30, 2018, the Company recorded total expense of approximately $349,000 and $191,000, respectively, relating to these consulting arrangements. During the nine and three months ended June 30, 2017, the Company recorded total expense of approximately $152,000 and $39,000, respectively, relating to these consulting arrangements. At June 30, 2018 and September 30, 2017, approximately $159,000 and $45,000, respectively, are included in prepaid expenses. As of June 30, 2018, the Company had 36,400 options outstanding, which were issued to consultants as payment for services. All of these options were vested and all were issued from the Non-Qualified Stock Option plans.

Other Equity Transactions

On May 16, 2018, the Company entered into a Securities Purchase Agreement with Ergomed plc, one of the Company’s Clinical Research Organizations responsible for managing the Company’s Phase 3 clinical trial, to facilitate a partial payment of the accounts payable balances due Ergomed. Under the Agreement, the Company issued Ergomed 600,000 shares, with a fair market value of approximately $1.7 million, as a forbearance fee in exchange for Ergomed’s agreement to provisionally forbear collection of the payables in an amount equal to the net proceeds from the resales of the shares issued to Ergomed. During the quarter ended June 30, 2018, the Company recorded the full amount of the expense upon issuance, offset by amounts realized through the resale by Ergomed of 462,921 shares for approximately $0.7 million and the corresponding reduction of the payables resulting in a net expense of approximately $1.0 million. As of June 30, 2018, Ergomed holds the remaining 137,079 shares and may resell the shares or return the shares to the Company for cancellation until December 31, 2018.

On January 1, 2018, and August 15, 2017, the Company entered into similar Securities Purchase Agreements with Ergomed plc, to facilitate a partial payment of the accounts payable balances due Ergomed. Under those Agreements, the Company issued Ergomed 660,000 and 480,000 shares, with a fair market value of approximately $1.3 million and $1.3 million, respectively, as a forbearance fee in exchange for Ergomed’s agreement to provisionally forbear collection of the payables in an amount equal to the net proceeds from the resales of the shares issued to Ergomed.

During the nine months and three months ended June 30, 2018, the Company realized net interest expense of approximately $0.2 million and $0.1 million as a result of these Agreements.

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

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at June 30, 2018:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$4,916	$-	$1,076,400	$1,081,316

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

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the nine months ended June 30, 2018 and the year ended September 30, 2017:

	9 months ended	12 months ended
	June 30, 2018	September 30, 2017

Beginning balance	$2,020,629	$5,283,573
Issuances	-	4,665,683
Realized and unrealized gains	(944,229)	(7,928,627)
Ending balance	$1,076,400	$2,020,629

The fair values of the Company’s derivative instruments disclosed above under Level 3 are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock, as well as U.S. Treasury Bill rates, are observable in active markets.

E.
RELATED PARTY TRANSACTIONS

On June 22, 2017, CEL-SCI issued convertible notes (Series MM Notes) in the aggregate principal amount of $1.5 million to six individual investors. Geert Kersten, the Company’s Chief Executive Officer, participated in the offering and purchased a note in the principal amount of $250,000. The terms of Mr. Kersten’s note were identical to the other participants. On June 11, 2018, all outstanding Series MM Notes were converted into common stock. The number of shares of common stock issued upon conversion was determined by dividing the principal amount to be converted by $1.69, which resulted in the issuance of 147,929 shares to Mr. Kersten. Along with the other purchasers of the convertible notes, upon issuance of the Series MM Notes, Mr. Kersten also received Series MM warrants to purchase up to 147,929 shares of the Company’s common stock. The Series MM warrants are exercisable at a fixed price of $1.86 per share and expire on June 22, 2022. Shares issuable upon the exercise of the notes and warrants were restricted securities unless registered. The shares were registered effective August 8, 2017.

On July 24, 2017, the Company issued convertible notes (Series NN) in the aggregate principal amount of $1.2 million to twelve individual investors. A trust in which Mr. Kersten holds a beneficial interest participated in the offering and purchased a note in the principal amount of $250,000. Patricia B. Prichep, the Company’s Senior Vice President of Operations, participated in the offering and purchased a note in the principal amount of $25,000. The terms of the trust’s note and Ms. Prichep’s note were identical to the other participants. On June 11, 2018, all outstanding Series NN Notes were converted into common stock. The number of shares of the Company’s common stock issued upon conversion was determined by dividing the principal amount to be converted by $2.29, which resulted in the issuance of 109,170 shares to the trust and 10,917 shares to Ms. Prichep. Along with the other purchasers of the convertible notes, upon issuance the trust and Ms. Prichep also received Series NN warrants to purchase up to 109,170 and 10,917 shares, respectively, of the Company’s common stock. The Series NN warrants are exercisable at a fixed price of $2.52 per share and expire on July 24, 2022. Shares issuable upon the exercise of the notes and warrants were restricted securities unless registered. The shares were registered effective September 1, 2017.

On June 11, 2018, to induce conversion of the Series MM and NN Notes, all note holders were given Series UU warrants in an amount equal to 20% of the shares into which the notes were convertible. This resulted in the issuance of 29,586, 21,834 and 2,183 Series UU warrants to Mr. Kersten, the trust and Ms. Prichep, respectively. The Series UU warrants have an exercise price of $2.80 per share and expire on June 11, 2018 (See Note C). These terms are identical to the other recipients of the Series UU Warrants.

On October 30, 2017, the due dates of the Series NN and Series MM Notes were extended from December 22, 2017 to September 21, 2018 in exchange for Series RR warrants. Mr. Kersten, the trust and Ms. Prichep received 73,965, 54,585 and 5,459 Series RR warrants, respectively (See Note F). On June 30, 2018, there were no outstanding Series MM and Series NN Notes Payable.

The Series MM and NN Notes accrued interest at 4%. Upon conversion, the officers elected to receive the accrued interest in shares of common stock instead of cash. On the conversion date, the officers converted approximately $19,000 in accrued interest into 6,930 shares of common stock.

F.
NOTES PAYABLE

The Series MM and Series NN Notes (collectively, the “Notes”) were issued in June and July 2017, as described in Note E. The Notes bear interest at 4% and could be converted into shares of the Company’s common stock at a fixed conversion rate of $1.69 for the Series MM Notes and $2.29 for the Series NN Notes. On October 30, 2017, the Company extended the due dates of the Notes from December 22, 2017 to September 21, 20l8, and issued the note holders 583,057 of Series RR Warrants. The Series RR warrants expire on October 30, 2022 and are exercisable at a price of $1.65 per share, which was the closing price of the Company’s common stock on October 27, 2017. These Series RR warrants are classified as equity warrants and are recorded at approximately $0.7 million, the fair value on the date of issuance.

Because the Company was experiencing financial difficulties at the time of the modification and the creditors granted the Company a concession they would not have otherwise considered in the form of a lower effective interest rate, this modification was accounted for under ASC 470-60, “Troubled Debt Restructuring.” The Company calculated the future cash flows of the restructured debt to be greater than the carrying value of the debt and accounted for the change in debt prospectively, using the effective interest rate that equated the carrying amount to the future cash flows. The carrying value of the debt on the date of restructuring was approximately $0.7 million, which was net of a discount of approximately $1.6 million. The discount is being amortized to interest expense over the life of the Notes using the effective interest method.

On June 11, 2018, all outstanding Series MM and Series NN notes were converted into common stock in accordance with the original agreements resulting in notes in the principal amount of $1,860,000 being converted into 937,804 shares of common stock. As an inducement to convert, the Company issued the note holders 187,562 Series UU warrants The Series UU warrants are exercisable at a fixed price of $2.80 per share, are exercisable on December 11, 2018 and expire on June 11, 2020.  Shares issuable upon the exercise of the warrants are restricted securities unless registered. The Company recognized an expense equal to the fair value of the consideration transferred in the transaction in excess of the fair value of consideration issuable under the original conversion terms. This expense represents the fair value of the Series UU warrants, which was calculated to be approximately $291,000 and is included as interest expense on the statement of operations.

During the nine months ended June 30, 2018 and including the inducement, note holders converted notes in the principal amount of $2,294,300, into 1,166,105 shares of common stock. During the three months ended June 30, 2018 and including the inducement, note holders converted notes in the principal amount of $2,110,000, into 1,077,981 shares of common stock. The unamortized debt discounts relating to the converted Notes were charged to interest expense.

During the nine and three months ended June 30, 2018, the Company recorded approximately $2.0 and $1.0 million in interest expense, respectively, relating to the amortization of the debt discount. During the nine and three months ended June 30, 2017, the Company recorded approximately $21,000 in interest expense, relating to the amortization of the debt discount.

On June 11, 2018, all note holders were given the option to receive the interest accrued on the Notes in cash or in shares converted at $2.80, the fair value of the shares on that date. Accrued interest in the amount of approximately $0.1 million was converted into 28,825 shares of common stock.

G.
COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In March 2013, the Company entered into an agreement with Aptiv Solutions, Inc. (which was subsequently acquired by ICON Inc.) to provide certain clinical research services in accordance with a master service agreement. The Company will reimburse ICON for costs incurred. The agreement required the Company to make $600,000 in advance payments which are being credited against future invoices in $150,000 annual increments through December 2017. As of June 30, 2018, all advance payments have been expensed.

In April 2013, the Company entered into a co-development and revenue sharing agreement with Ergomed. Under the agreement, Ergomed will contribute up to $10 million towards the Company’s Phase 3 Clinical Trial in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount. In October 2015, the Company entered into a second co-development and revenue sharing agreement with Ergomed for an additional $2 million, for a total of $12 million. The Company accounted for the co-development and revenue sharing agreement in accordance with ASC 808 “Collaborative Arrangements”. The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.” Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its Statements of Operations. Since the Company entered into the co-development and revenue sharing agreement with Ergomed, it has incurred research and development expenses of approximately $27.4 million related to Ergomed’s services. This amount is net of Ergomed’s discount of approximately $9.2 million. During the nine and three months ended June 30, 2018, the Company recorded, net of Ergomed’s discount, approximately $2.4 million and $0.8 million, respectively, as research and development expense related to Ergomed’s services. During the nine and three months ended June 30, 2017, the Company recorded, net of Ergomed’s discount, approximately $5.1 million and $1 million, respectively, as research and development expense related to Ergomed’s services.

Lease Agreements

The Company leases a manufacturing facility near Baltimore, Maryland (the San Tomas lease). The building was remodeled in accordance with the Company’s specifications so that it can be used by the Company to manufacture Multikine for the Company’s Phase 3 clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and requires annual base rent to escalate each year at 3%. The Company is required to pay all real estate and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. The Company contributed approximately $9.3 million towards the tenant-directed improvements, of which $3.2 million is being refunded during years nine through twenty through reduced rental payments. The landlord paid approximately $11.9 million towards the purchase of the building, land and the tenant-directed improvements. The Company placed the building in service in October 2008.

The Company was deemed to be the owner of the building for accounting purpose under the build-to-suit guidance in ASC 840-40-55. In addition to tenant improvements the Company incurred, the Company also recorded an asset for tenant-directed improvements and for the costs paid by the lessor to purchase the building and to perform improvements, as well as a corresponding liability for the landlord costs. Upon completion of the improvements, the Company did not meet the “sale-leaseback” criteria under ASC 840-40-25, Accounting for Lease, Sale-Leaseback Transactions, and therefore, treated the lease as a financing obligation. Thus, the asset and corresponding liability were not de-recognized. As of June 30, 2018 and September 30, 2017, the leased building asset has a net book value of approximately $16.2 and $16.6 million, respectively, and the landlord liability has a balance of approximately $13.3 and $13.2 million, respectively. The leased building is being depreciated using a straight line method over the 20 year lease term to a residual value. Depreciation on the leased building was approximately $0.4 million and $0.1 million, respectively, for the nine and three months ended June 30, 2018 and 2017. Accumulated depreciation was approximately $5.0 million and $4.6 million as of June 30, 2018 and September 30, 2017, respectively. The landlord liability is being amortized over the 20 years using the effective interest method. Lease payments allocated to the landlord liability are accounted for as debt service payments on that liability using the finance method of accounting per ASC 840-40-55.

The Company was required to deposit the equivalent of one year of base rent in accordance with the lease. When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company. The approximate $1.7 million deposit is included in non-current assets at June 30, 2018 and September 30, 2017.

 Approximate future minimum lease payments under the San Tomas lease as of June 30, 2018 are as follows:

Three months ending September 30, 2018	$438,000
Year ending September 30,
2019	1,808,000
2020	1,872,000
2021	1,937,000
2022	2,004,000
2023	2,073,000
Thereafter	11,685,000
Total future minimum lease obligation	21,817,000
Less imputed interest on financing obligation	(8,480,000)
Net present value of lease financing obligation	$13,337,000

The Company subleases a portion of its rental space on a month-to-month term lease, which requires a 30 day notice for termination. The Company receives approximately $6,000 per month in rent for the sub-leased space.

The Company leases its research and development laboratory under a 60 month lease which expires February 28, 2022. The operating lease includes escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the full 60 month term of the lease at the rate of approximately $13,000 per month. As of June 30, 2018 and September 30, 2017, the Company has recorded a deferred rent liability of approximately $11,000 and $5,000, respectively.

The Company leases its office headquarters under a 60 month lease which expires June 30, 2020. The operating lease includes escalating rental payments. The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate approximately $8,000 per month. As of June 30, 2018 and September 30, 2017, the Company has recorded a deferred rent liability of approximately $15,000 and $18,000, respectively.

As of June 30, 2018, material contractual obligations, excluding the San Tomas lease, consisting of non-cancelable operating lease payments are as follows:

Three months ending September 30, 2018	$64,000
Year ending September 30,
2019	258,000
2020	238,000
2021	163,000
2022	69,000
Total	$792,000

The Company leases office equipment under a capital lease arrangement. The term of the capital lease is 60 months and expires on October 31, 2021. The monthly lease payment is $505. The lease bears interest at approximately 6.25% per annum.

H.   PATENTS

During the nine and three months ended June 30, 2018 and 2017, no patent impairment charges were recorded. For the nine and three months ended June 30, 2018, amortization of patent costs totaled approximately $53,000 and $34,000, respectively. For the nine and three months ended June 30, 2017 amortization of patent costs totaled approximately $30,000 and $11,000, respectively. Approximate estimated future amortization expense is as follows:

Three months ending September 30, 2018	$10,000
Year ending September 30,
2019	38,000
2020	35,000
2021	32,000
2022	28,000
2023	18,000
Thereafter	66,000
Total	$227,000

I.    LOSS PER COMMON SHARE

The following table provides the details of the basic and diluted loss per-share computations:

	Nine months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017
Loss per share - basic
Net loss available to common shareholders - basic	$(16,910,533)	$(9,369,401)	$(6,014,568)	$(4,464,063)
Weighted average shares outstanding - basic	14,486,351	7,235,140	16,651,297	8,405,790
Basic loss per common share	$(1.17)	$(1.29)	$(0.36)	$(0.53)

Loss per share - diluted
Net loss available to common shareholders - basic	$(16,910,533)	$(9,369,401)	$(6,014,568)	$(4,464,063)
Gain on derivatives (1)	-	(413,651)	-	-
Net loss available to common shareholders - diluted	$(16,910,533)	$(9,783,052)	$(6,014,568)	$(4,464,063)

Weighted average shares outstanding - basic	14,486,351	7,235,140	16,651,297	8,405,790
Incremental shares underlying dilutive "in the money" warrants	-	57,575	-	-
Weighted average shares outstanding - diluted	14,486,351	7,292,715	16,651,297	8,405,790
Diluted loss per common share	$(1.17)	$(1.34)	$(0.36)	$(0.53)

(1) Includes the net derivative gains from series GG, HH, II, JJ and KK warrants for the nine months ended June 30, 2017

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

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net earnings (loss) per share excludes the following securities because their inclusion would have been anti-dilutive as of June 30:

	2018	2017

Options and Warrants	12,567,982	7,951,929
Unvested Restricted Stock	312,000	604,000
Convertible debt	-	893,491
Total	12,879,982	9,449,420

J.     SUBSEQUENT EVENTS

On July 2, 2018 the Company closed on a registered direct offering and concurrent private placement with institutional investors. The Company received gross proceeds of approximately $5 million. The Company issued approximately 3,900,000 registered shares of common stock at a purchase price of $1.30 per share. Concurrently in a private placement, the Company issued to the investors warrants to purchase up to 3,900,000 shares of its common stock. For each share of common stock purchased in the registered direct offering, the investors in the private placement received an unregistered warrant to purchase one share of common stock. The warrants have an exercise price of $1.75 per share, will be exercisable upon the 6 month anniversary of the issue date, and will expire 5.5 years from the issue date.

On July 10, 2018 the Company extended the expiration date of its Series DD and Series EE warrants to December 10, 2018. The Series DD and Series EE warrants were issued on December 8, 2016.

On July 12, 2018, the Company received a letter from the NYSE American, its current listing exchange, which advised the Company that, based upon its March 31, 2018 10-Q report, the Company was noncompliant with the continued listing standards of the NYSE American. The Company can maintain its listing by submitting a plan of compliance by August 13, 2018. This plan must advise of actions the Company has taken or will take to regain compliance with the continued listing standards by January 14, 2019. The Company has already submitted such a plan. In addition, the NYSE American will not normally remove the securities of an issuer which is otherwise below the stockholders’ equity continued listing criteria if the issuer has a market capitalization of at least $50 million.

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

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has incurred expenses of approximately $49.5 million as of June 30, 2018 on direct costs for the Phase 3 clinical trial. The Company estimates it will incur additional expenses of approximately $9.4 million for the remainder of the Phase 3 clinical trial. This estimate is based only on the information currently available in the Company’s contracts with the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs, such as the manufacturing of the drug. This number may be affected by the rate of death accumulation in the study, foreign currency exchange rates, and many other factors, some of which cannot be foreseen today. It is therefore possible that the cost of the Phase 3 clinical trial will be higher than currently estimated.

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

During the nine months ended June 30, 2018, the Company’s cash remained constant.  Cash used in operations of approximately $9.1 million was offset by approximately $9.1 million in cash provided by financing activities. Sources of financing during the nine months included approximately $7.0 million in proceeds from the issuance of common stock and warrants and $2.1 million in proceeds from the exercise of warrants. During the nine months ended June 30, 2017, the Company’s cash decreased by approximately $1.7 million.  Significant components of this decrease include net proceeds from the sale of the Company’s stock of approximately $7.2 million and proceeds from the issuance of $1.5 million in notes payable, offset by net cash used to fund the Company’s regular operations, including its Phase 3 clinical trial, of approximately $10.4 million.

On February 5, 2018, the Company sold 2,501,145 shares common stock at a price of $1.87 for total proceeds of approximately $4.6 million. The purchasers of the common stock also received Series TT warrants which allow the purchasers to acquire up to 1,875,860 shares of the Company’s common stock. The warrants are exercisable on August 6, 2018 at a fixed price of $2.24 per share and expire on February 5, 2023.

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

Inventory at June 30, 2018 remained constant, only decreasing by approximately $44,000 as compared to September 30, 2017. In addition, receivables decreased by approximately $99,000, primarily due to the timing of payments by the Company’s partners for reimbursed clinical study costs related to the Phase 3 clinical trial.

Results of Operations and Financial Condition

During the nine and three months ended June 30, 2018, research and development expenses decreased by approximately $5.6 million and $0.8, respectively, compared to the nine and three months ended June 30, 2017. The majority of the Company’s research and development expense relates to its on-going Phase 3 clinical trial. Clinical trial costs tend to be higher during the enrollment phase of the study and because the study is fully enrolled, the expenses incurred over the last nine months have decreased.

During the nine and three months ended June 30, 2018, general and administrative expenses increased by approximately $1.5 million and $0.2 million, respectively, compared to the nine and three months ended June 30, 2017. This increase over the nine month period is primarily due to an increase of approximately $1.0 million in equity based compensation related to the Company’s shareholder approved 2014 Incentive Stock Bonus Plan, and a net increase of approximately $0.5 million in other general and administrative expenses primarily for accounting fees and public relations services. The increase over the three month period of approximately $0.2 million related to net increases in other general and administrative expense primarily for public relations services.

The gain on derivative instruments of approximately $0.2 million for the nine months ended June 30, 2018 and the de minimus loss for the three months ended June 30, 2018, respectively, were the result of the change in fair value of the derivative liabilities during the respective periods. These changes were caused by fluctuation in the share price of the Company’s common stock. The gain on derivative instruments of approximately $9.7 million and $0.8 million, for the nine and three months ended June 30, 2017, respectively, were the result of the change in fair value of the derivative liabilities during the respective periods. These changes were caused by fluctuations in the share price of the Company’s common stock.

Net interest expense increased by approximately $2.5 million for the nine months ended June 30, 2018 compared to the nine months ended June 30, 2017. The increase is primarily due to: 1) an increase of approximately $2.0 million in amortization of discounts on notes payable issued in June and July 2017 and restructured in October 2017 and accrued interest on those notes; 2) the $0.3 million inducement loss recorded on the conversion of the notes payable; and 3)the current period impact of the financing arrangement with Ergomed (as explained in Note C to the financial statements which are part of this report) which resulted in approximately $0.2 million more in interest expense in 2018 over 2017. Net interest expense increased by approximately $1.4 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017. The increase is primarily due to: 1) an increase of approximately $1.0 million in amortization of discounts on notes payable issued in June and July 2017 and restructured in October 2017 and accrued interest on those notes; 2) the $0.3 million inducement loss recorded on the conversion of the notes payable; and 3) the current period impact of the financing arrangement with Ergomed (as explained in Note C to the financial statements which are part of this report) which resulted in approximately $0.1 million more in interest expense in 2018 over 2017.

Research and Development Expenses

The Company’s research and development efforts during the nine months ended June 30, 2018 involved Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Nine months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017
MULTIKINE	$7,210,355	$13,041,970	$2,220,634	$3,091,298
LEAPS	503,518	265,305	204,928	89,103
TOTAL	$7,713,873	$13,307,275	$2,425,562	$3,180,401

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

Item 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2018. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.

 Changes in Internal Control over Financial Reporting

The Company’s management, with the participation of the Company’s Chief Executive and Chief Financial Officer, has made changes to the Company’s Internal Controls to address the material weaknesses as discussed in the Company’s September 30, 2017 10-K, including the following:

●
All facility leasing activities are subject to a thorough review of capital versus operating lease classification. Further, leases that include construction activity prior to lease inception are reviewed against the build-to-suit lease guidance in ASC 840. In addition, the Company also engaged outside financial reporting specialists to assist it in the review process.
●
The Company enhanced its policy for reviewing long-lived assets for impairments by incorporating additional triggering event factors for consideration as part of its control. This review is carried out by the Company and also assisted by an outside financial reporting specialist.
●
The financial reporting process was enhanced to include the use of monthly, quarterly and annual closing checklists to capture routine and non-routine transactions that require additional review.

Further, the Company has also augmented its control process by expanding the use of a financial reporting specialist to assist in the financial close process.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended June 30, 2018 the Company issued 216,391 restricted shares of common stock to consultants for investor relations services.

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

CEL-SCI CORPORATION

Date: August 14, 2018	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer*

* Also signing in the capacity of the Principal Accounting and Financial Officer.