Form 10-K
period 2018-09-30
CEL SCI CORP
filed 2018-12-19
CIK 725363

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2018.

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission file number 1-11889

CEL-SCI CORPORATION
 (Exact name of registrant as specified in its charter)

COLORADO	84-0916344
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Vienna Virginia	22182
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an “emerging growth company”. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes [ ]  No [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2018, as quoted on the NYSE American, was $22,293,400.

As of December 11, 2018, the Registrant had 28,388,453 issued and outstanding shares of common stock.

Documents Incorporated by Reference: None

PART I

ITEM 1. BUSINESS

CEL-SCI Corporation (CEL-SCI) is focused on finding the best way to activate the immune system to fight cancer and infectious diseases. Its lead investigational therapy Multikine® (Leukocyte Interleukin, Injection) is currently in a pivotal Phase 3 clinical trial involving head and neck cancer, for which CEL-SCI has received Orphan Drug Status from the U.S. FDA. The study was fully enrolled with 928 patients in September 2016. Currently CEL-SCI is waiting for the occurrence of 298 events (deaths) in the two main groups to determine final results. If the primary endpoint of this global study is achieved, the results will be used to support applications to regulatory agencies around the world for worldwide commercial marketing approvals as a first line cancer therapy.

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

CEL-SCI is also investigating a different peptide-based immunotherapy as a vaccine for Rheumatoid Arthritis using its LEAPS technology platform. CEL-SCI was awarded a Phase 2 Small Business Innovation Research (SBIR) grant in the amount of $1.5 million from the National Institutes of Health (NIH) in September 2017. This grant will provide funding to allow CEL-SCI to advance its first LEAPS product candidate, CEL-4000, towards an Investigational New Drug (IND) application.

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

Multikine is designed to be used in a different way than immune therapy is generally being used. Generally, immunotherapy is given to patients who have already failed other treatments ~~of~~ such as surgery, radiation and/or chemotherapy and most of the time it is administered systemically.  Multikine on the other hand is administered locally to treat tumors and their microenvironment before any other therapy has been administered because it is believed that is the time when the immune system is thought to be most amenable to activation against the tumor.  For example, in the Phase 3 clinical trial, Multikine was injected locally at the site of the tumor and near the adjacent draining lymph nodes as a first line of treatment before surgery, radiation and/or chemotherapy because that is when the immune system is thought to be strongest. The goal is to help the intact immune system recognize and kill the tumor micro metastases that usually cause recurrence of the cancer.

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

SCCHN is a type of head and neck cancer, and CEL-SCI believes that, in the aggregate, there is a large, unmet medical need among head and neck cancer patients. CEL-SCI believes the last FDA approval of a therapy indicated for the treatment of advanced primary head and neck cancer was over 50 years ago. In the aggregate, head and neck cancer represents about 6% of the world’s cancer cases, with approximately over 650,000 patients diagnosed worldwide each year, and about 60,000 patients diagnosed annually in the United States. Multikine investigational immunotherapy was granted Orphan Drug designation for neoadjuvant therapy in patients with SCCHN by the FDA in the United States.

The current Phase 3 study for Multikine was designed with the objective that, if the study endpoint, which is an improvement in overall survival of the subjects treated with the Multikine treatment regimen plus the current standard of care (SOC) as compared to subjects treated with the current SOC only, is satisfied, the study results are expected to be used to support applications that CEL-SCI plans to submit to regulatory agencies in order to seek commercial marketing approvals for Multikine in major markets around the world. This assessment can only be made when a certain number of deaths have occurred in these two main comparator groups of the study.

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

Since CEL-SCI launched its Phase 3 clinical trial for Multikine, CEL-SCI has incurred expenses of approximately $50.6 million as of September 30, 2018 on direct costs for the Phase 3 clinical trial. CEL-SCI estimates it will incur additional expenses of approximately $8.4 million for the remainder of the Phase 3 clinical trial. It should be noted that this estimate is based only on the information currently available in CEL-SCI’s contracts with the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., the manufacturing of the drug. This number may be affected by the rate and speed of death accumulation in the study, foreign currency exchange rates, and many other factors, some of which cannot be foreseen today. It is therefore possible that the cost of the Phase 3 clinical trial will be higher than currently estimated.

Ultimately, the decision as to whether CEL-SCI’s drug product candidate is safe and effective can only be made by the FDA and/or by other regulatory authorities based upon an assessment of all of the data from an entire drug development program submitted as part of an application for marketing approval. As detailed elsewhere in this report the current Phase 3 clinical study for CEL-SCI’s investigational drug may or may not be able to be used as the pivotal study supporting a marketing application in the United States, and, if not, at least one entirely new Phase 3 pivotal study would need to be conducted to support a marketing application in the United States.

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

The agreement requires Orient Europharma to fund 10% of the cost of the clinical trials needed to obtain marketing approvals in these countries for head and neck cancer, naso-pharyngeal cancer and potentially cervical cancer. Orient Europharma has set up clinical centers for the Phase 3 trial in Taiwan, Malaysia, the Philippines and Thailand and has made further financial contributions towards the cost of the Phase 3 clinical trial.

                   If Multikine is approved for sale, Orient Europharma will purchase Multikine from CEL-SCI for 35% of the gross selling price in each country. Orient Europharma is obligated to use the same diligent efforts to develop, register, market, sell and distribute Multikine in its territory as with its own products or other licensed products.

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

On September 19, 2017, CEL-SCI announced that it had been awarded a Phase 2 Small Business Innovation Research (SBIR) grant in the amount of $1.5 million from the National Institute of Arthritis Muscoskeletal and Skin Diseases, which is part of the National Institutes of Health (NIH). This grant will provide funding to allow CEL-SCI to advance its first LEAPS product candidate, CEL-4000, towards an Investigational New Drug (IND) application, by funding GMP manufacturing, IND enabling studies, and additional mechanism of action studies. The work is being conducted at CEL-SCI’s research laboratory and Rush University Medical Center in Chicago, Illinois in the laboratories of Tibor Glant, MD, Ph.D., The Jorge O. Galante Professor of Orthopedic Surgery and Katalin Mikecz, MD, Ph.D. Professor of Orthopedic Surgery & Biochemistry. The grant was awarded based on published data described below by Dr. Glant's team in collaboration with CEL-SCI showing that the administration of a proprietary peptide using CEL-SCI's LEAPS technology prevented the development, and lessened the severity, including inflammation, of experimental proteoglycan induced arthritis (PGIA or GIA) when it was administered after the disease was induced in animals.

In July 2014, CEL-SCI announced that it has been awarded a Phase 1 Small Business Innovation Research (SBIR) grant in the amount of $225,000 from the National Institute of Arthritis Muscoskeletal and Skin Diseases, which is part of the National Institutes of Health. The grant funded the development of CEL-SCI’s LEAPS technology as a potential treatment for rheumatoid arthritis, an autoimmune disease of the joints. The work was conducted at Rush University Medical Center in Chicago, Illinois in the laboratories of Tibor Glant, MD, Ph.D., Katalin Mikecz, MD, Ph.D., and Allison Finnegan, Ph.D. Professor of Medicine.

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

In March 2015, CEL-SCI and its collaborators published a review article on vaccine therapies for rheumatoid arthritis based in part on work supported by the SBIR grant. The article is entitled “Rheumatoid arthritis vaccine therapies: perspectives and lessons from therapeutic Ligand Epitope Antigen Presentation System vaccines for models of rheumatoid arthritis” and was published in Expert Review of Vaccines 1 - 18 and can be found online at http://www.ncbi.nlm.nih.gov/pubmed/25787143.

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

Even though the various LEAPS vaccine candidates have not yet been given to humans, they have been tested in vitro with human cells. They have induced similar cytokine responses that were seen in these animal models, which may indicate that the LEAPS technology might translate to humans. The LEAPS candidates have demonstrated protection against lethal herpes simplex virus (HSV1) and H1N1 influenza infection, as a prophylactic or therapeutic agent in animals. They have also shown some level of efficacy in animals in two autoimmune conditions, curtailing and sometimes preventing disease progression in arthritis and myocarditis animal models. CEL-SCI’s belief is that the LEAPS technology may be a significant alternative to the vaccines currently available on the market for these diseases.

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

Multikine is protected by a U.S. patent, which is a composition-of-matter patent issued in May 2005 that, in its current format, expires in 2023. Additional composition-of-matter patents for Multikine have been issued in Germany (issued in June 2011 and currently set to expire in 2025), China (issued in May 2011 and currently set to expire in 2024), Japan (issued in November 2012 and currently set to expire in 2025), and three in Europe (issued in September 2015, May 2016 and October 4, 2017, currently set to expire in 2025 and 2026). In September 2017 CEL-SCI announced that the European Patent Office has issued a new patent to CEL-SCI for Multikine. Patent # EP 1 879 618 B1, titled “A Method for Modulating HLA Class II Tumor Cell Surface Expression With A Cytokine Mixture,” addresses Multikine’s mechanism of action to make tumors more visible to the immune system. This new patent is important because, along with the other Multikine issued patents, it addresses how Multikine enables the immune system to recognize and attack the tumor. One way tumor cells evade the immune system is by expressing human leukocyte antigens (HLA) on the tumor cell surface, thus appearing as ‘self’ to the immune cells and therefore the tumor cells are not attacked. It is important to note that the tumors of the Multikine-treated responders in CEL-SCI’s prior Phase 2 studies had no HLA Class II expressed on the cell surface following Multikine treatment as compared to controls.

            This points to Multikine’s ability to modulate HLA expression on the tumor cell surface, thereby allowing the immune system to recognize and attack the tumor.

            In addition to the patents that offer certain protections for Multikine, the method of manufacture for Multikine, a complex biological product, is held by CEL-SCI as a trade secret.

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

As of December 19, 2018, there were no contested proceedings and/or third party claims with respect to CEL-SCI’s patents or patent applications.

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

CEL-SCI’s lease on the manufacturing facility expires on October 31, 2028. CEL-SCI completed validation of its new manufacturing facility in January 2010. The state-of-the-art facility is being used to manufacture Multikine for CEL-SCI’s Phase 3 clinical trial and to market Multikine for commercial sale, if Multikine is approved by the FDA. In addition to using this facility to manufacture Multikine, CEL-SCI, only if the facility is not being used for Multikine, may offer the use of the facility as a service to pharmaceutical companies and others, particularly those that need to “fill and finish” their drugs in a cold environment (4 degrees Celsius, or approximately 39 degrees Fahrenheit). Fill and finish is the process of filling injectable drugs in a sterile manner and is a key part of the manufacturing process for many medicines. However, priority will always be given to Multikine as management considers the Multikine supply to the clinical studies and preparation for a final marketing approval to be more important than offering fill and finish services. See Item 2 of this report for more information concerning the terms of this lease.

ITEM 1B.    RISK FACTORS

The risks described below could adversely affect the price of CEL-SCI’s common stock.

Risks Related to CEL-SCI

CEL-SCI has incurred significant losses since inception, and CEL-SCI anticipates that it will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

CEL-SCI has a history of net losses, expects to incur substantial losses and have negative operating cash flow for the foreseeable future, and may never achieve or maintain profitability.  Since the date of its formation and through September 30, 2018, CEL-SCI incurred net losses of approximately $332 million. CEL-SCI has relied principally upon the proceeds from the public and private sales of its securities to finance its activities to date. To date, CEL-SCI has not commercialized any products or generated any revenue from the sale of products, and CEL-SCI does not expect to generate any product revenue for the foreseeable future. CEL-SCI does not know whether or when it will generate product revenue or become profitable.

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

Our financial statements include an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern, indicating the possibility that we may not be able to operate in the future.

Primarily as a result of our losses incurred to date, our expected continued future losses, and limited cash balances, we have included an explanatory paragraph in our financial statements expressing substantial doubt about our ability to continue as a going concern. We have included such an explanatory paragraph on numerous occasions in the preceding years. Our ability to continue as a going concern is contingent upon, among other factors, the sale of the shares of our common stock or obtaining alternate financing.

Our Independent Registered Public Accountants have included in their report on our financial statements a paragraph stating that we may be unable to continue as a going concern.

As a result of our recurring losses from operations, our independent registered public accounting firm, BDO USA, LLP, has issued a report in connection with their audit of our financial statements for the year ended September 30, 2018, that included an explanatory paragraph referring to our recurring losses from operations and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. The doubt about our ability to continue as a going concern could have an adverse impact on our ability to execute our business plan, result in the reluctance on the part of certain suppliers to do business with us, or adversely affect our ability to raise additional debt or equity capital.

CEL-SCI will require substantial additional capital to remain in operation. A failure to obtain this necessary capital when needed could force CEL-SCI to delay, limit, reduce or terminate the product candidates’ development or commercialization efforts.

As of September 30, 2018, CEL-SCI had cash and cash equivalents of approximately $10.3 million.  CEL-SCI believes that it will continue to expend substantial resources for the foreseeable future developing Multikine, LEAPS and any other product candidates or technologies that it may develop or acquire. These expenditures will include costs associated with research and development, potentially obtaining regulatory approvals and having the products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of the current and anticipated clinical trials is highly uncertain, CEL-SCI cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of the product candidates.

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

Based on the current operating plan, and absent any future financings or strategic partnerships, CEL-SCI believes that its existing cash and cash equivalents and investments will be sufficient to fund its projected operating expenses and capital expenditure requirements into the second half of fiscal year 2019. However, CEL-SCI’s operating plan may change as a result of many factors currently unknown to CEL-SCI, and CEL-SCI may need additional funds sooner than planned. Additional funds may not be available when CEL-SCI needs them on terms that are acceptable to CEL-SCI, or at all. If adequate funds are not available to CEL-SCI on a timely basis, CEL-SCI may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for Multikine, LEAPS, or any other product candidates or technologies that CEL-SCI develops or acquires, or delay, limit, reduce or terminate its sales and marketing capabilities or other activities that may be necessary to commercialize its product candidates. Due to recurring losses from operations and future liquidity needs, there is substantial doubt about CEL-SCI’s ability to continue as a going concern without additional capital becoming available. The doubt about CEL-SCI’s ability to continue as a going concern could have an adverse impact on CEL-SCI’s ability to execute its business plan, result in the reluctance on the part of certain suppliers to do business with CEL-SCI, or adversely affect CEL-SCI’s ability to raise additional debt or equity capital.

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

An adverse determination in any future legal proceedings could have a material adverse effect on CEL-SCI.

CEL-SCI may be the target of claims asserting violations of securities fraud and derivative actions, or other litigation or arbitration proceedings in the future. Any future litigation could result in substantial costs and divert management’s attention and resources. These legal proceedings may result in large judgments or settlements against CEL-SCI, any of which could have a material adverse effect on its business, operating results, financial condition and liquidity.

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

CEL-SCI has not established a definitive plan for marketing nor has CEL-SCI established a price structure for any of its product candidates, if approved. However, CEL-SCI intends, if it is in a position to do so, to sell Multikine itself in certain markets where it is approved, and or to enter into written marketing agreements with various third parties with established sales forces in such markets.  The sales forces in turn would, CEL-SCI believes, focus on selling Multikine to targeted cancer centers, physicians and clinics involved in the treatment of head and neck cancer. CEL-SCI has already licensed future sales of Multikine, if approved, to three companies: Teva Pharmaceutical Industries Ltd. in Israel, Turkey, Serbia and Croatia; Orient Europharma in Taiwan, Singapore, Hong Kong, Malaysia, South Korea, the Philippines, Australia and New Zealand; and Byron BioPharma, LLC in South Africa.

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

Although CEL-SCI is no longer treating patients and simply following the patients per the protocol of the Phase 3 clinical trial for Multikine, CEL-SCI may experience delays in the clinical trials and CEL-SCI does not know whether the clinical trials will need to be redesigned. Clinical trials can be delayed for a variety of reasons, including delays related to:

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

Patient enrollment, a significant factor in the timing of clinical trials, is affected by many factors including the competence of the CRO running the study, size and nature of the patient population, the proximity of patients to clinical sites, the eligibility criteria for the trial, the design of the clinical trial, competing clinical trials and clinicians' and patients perceptions as to the potential advantages of the drug being studied in relation to other available therapies, including any new drugs that may be approved for the indications CEL-SCI is investigating. Furthermore, CEL-SCI relies on CROs and clinical trial sites to ensure the proper and timely conduct of the clinical trials and while CEL-SCI has agreements governing their committed activities, CEL-SCI has limited influence over their actual performance.

It remains possible that the regulatory authorities could determine that one Phase 3 study is not sufficient to support a marketing application in the United States. Under this circumstance, at least one entirely new Phase 3 clinical trial would need to be conducted to support a marketing application in the United States. If there is a need to conduct an additional Phase 3 clinical trial, any such requirement would have significant and severe material consequences for CEL-SCI and could impact CEL-SCI’s ability to continue as a going concern.

CEL-SCI could also encounter significant delays and/or need to terminate a development program for a product candidate if physicians encounter unresolved ethical issues associated with enrolling patients in clinical trials of the product candidates while existing treatments have established safety and efficacy profiles. Further, a clinical trial may be suspended or terminated by CEL-SCI, one or more of the IRBs for the institutions in which such trials are being conducted, by CEL-SCI upon a final recommendation by the Independent Data Monitoring Committee, or IDMC, with which CEL-SCI agrees for such trial, or by FDA or other regulatory authorities due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or the clinical protocols, as a result of inspection of the clinical trial operations or trial site(s) by FDA or other regulatory authorities, the imposition of a clinical hold or partial clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. The occurrence of any one or more of these events would have significant and severe material consequences for CEL-SCI and could impact CEL-SCI’s ability to continue as a going concern.

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

If any of the relationships with the third-party CROs terminate, CEL-SCI may not be able to enter into arrangements with alternative CROs or to do so on commercially reasonable terms. In addition, the CROs are not CEL-SCI’s employees, and except for remedies available to CEL-SCI under the agreements with such CROs, CEL-SCI cannot control whether or not they devote sufficient time and resources to the on-going clinical, nonclinical and preclinical programs. If CROs do not successfully fulfill their regulatory obligations, carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to the clinical protocols, regulatory requirements or for other reasons, the clinical trials may be extended, delayed or terminated, and CEL-SCI may not be able to obtain regulatory approval for, or successfully commercialize, the product candidates. As a result, CEL-SCI’s results of operations and the commercial prospects for the product candidates would be harmed, the costs could increase and the ability to generate revenues could be delayed.

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

●
any patents issued to CEL-SCI or its collaboration partners will provide CEL-SCI with any competitive advantages, or will be challenged by third parties;

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

CEL-SCI considers proprietary trade secrets and/or confidential and unpatented know-how to be important to its business.  Much of the intellectual property pertains to CEL-SCI’S manufacturing system, certain aspects of which may not be suitable for patent filings and must be protected as trade secrets and/or confidential know-how.  This type of information must be protected diligently by CEL-SCI to protect its disclosure to competitors, since legal protections after disclosure may be minimal or non-existent.  Accordingly, much of the value of this intellectual property is dependent upon the ability of CEL-SCI to keep its trade secrets and know-how confidential.

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

As of September 30, 2018, there were outstanding warrants which allow the holders to purchase 15,499,471 shares of common stock, with a weighted average exercise price of $5.26 per share, and outstanding options which allow the holders to purchase up to 3,160,127 shares of common stock, with a weighted average exercise price of $7.30 per share. The outstanding options and warrants could adversely affect the ability of CEL-SCI to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when CEL-SCI may be able to obtain additional capital through a new offering of securities on terms more favorable to CEL-SCI than the terms of the outstanding options and warrants.  For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of its common stock without assuming the risk of ownership.  The issuance of shares upon the exercise or conversion of outstanding options and warrants will also dilute the ownership interests of CEL-SCI’s existing stockholders.

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

On July 12, 2018, CEL-SCI received a letter from the NYSE American, its current listing exchange, which advised CEL-SCI that, based upon its quarterly report for the quarter ended March 31, 2018, CEL-SCI was noncompliant with certain continued listing standards of the NYSE American. CEL-SCI can maintain its listing by submitting a plan of compliance by August 13, 2018. This plan must advise of actions CEL-SCI has taken or will take to regain compliance with the continued listing standards by January 14, 2019. CEL-SCI submitted such a plan on July 30, 2018. On August 16, 2018, the Exchange notified CEL-SCI that it accepted CEL-SCI’s plan of compliance and granted CEL-SCI until January 14, 2019 to regain compliance with the continued listing standards. Although, the NYSE American will not normally remove the securities if an issuer has a market capitalization of at least $50 million, if CEL-SCI does not make sufficient progress under the plan to reestablish compliance by January 14, 2019, the staff of the exchange may initiate proceedings to delist CEL-SCI’s securities from the NYSE American. CEL-SCI may appeal a delisting determination in accordance with the rules of the exchange. On September 30, 2018, CEL-SCI’s market capitalization was $113.5 million.

The letter from the NYSE American had no immediate effect on the listing of CEL-SCI’s securities on the exchange.

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

In August 2007, CEL-SCI leased a building near Baltimore, Maryland (the San Tomas lease). The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI’s specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI’s Phase 3 clinical trial and sales of the drug if approved by the FDA. The lease expires on October 31, 2028 and required annual base rent payments of approximately $1.7 million during the twelve months ended September 30, 2018. The annual base rent escalates each year at 3% beginning on November 1st. CEL-SCI is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities, which were approximately $35,000 per month as of September 30, 2018. The lease allows CEL-SCI, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. CEL-SCI is not the legal owner of the manufacturing building, but is deemed to be the owner for the accounting purposes based on the accounting guidance for build-to-suit leases under ASC 840-40-55.The lease required CEL-SCI to pay $3,150,000 towards the remodeling costs, which is being recouped by reductions in the annual base rent of $303,228 beginning in fiscal year 2014. In August 2011, CEL-SCI was required to deposit $1,670,917, the equivalent of one year of base rent. The $1,670,917 was required to be deposited when the amount of CEL-SCI’s cash had dropped below the amount stipulated in the lease and is included in non-current assets at September 30, 2018.

ITEM 3. LEGAL PROCEEDINGS

On October 31, 2013, CEL-SCI commenced arbitration proceedings against inVentiv Health Clinical, LLC, or inVentiv, its former clinical research organization (CRO), and now part of Syneos Health. The arbitration claim, initiated under the Commercial Rules of the American Arbitration Association, alleges (i) breach of contract, (ii) fraud in the inducement, and (iii) common law fraud. On June 25, 2018, the arbitrator ruled that inVentiv materially breached its contract with CEL-SCI, denied inVentiv all but one of its counterclaims ($429,649 for certain unpaid invoices) against CEL-SCI and awarded CEL-SCI $2,917,834 in damages. This was a final and binding decision and to CEL-SCI’s knowledge, marks the first ever decision in favor of a pharmaceutical/biomedical company against a CRO for breach of contract. Pursuant to the terms of an agreement with an affiliate of Lake Whillans Litigation Finance, LLC, a firm that produced partial funding for the legal expenses incurred by CEL-SCI in the arbitration proceedings, all amounts received from inVentiv by virtue of the arbitration award will be paid to Lake Whillans Litigation Finance.

The arbitration and its findings are subject to certain confidentiality requirements and CEL-SCI is able to disclose only certain information. Most importantly, the arbitrator concluded as follows:

●
The arbitrator found that inVentiv materially breached its contract with CEL-SCI;

●
The arbitrator found that inVentiv knowingly misled CEL-SCI with respect to “enrollment projections,” which, in the arbitrator’s opinion, was “fraudulent,” but the arbitrator denied CEL-SCI’s fraud claim as a result of certain legal “roadblocks”;

●
The arbitrator assessed inVentiv for the entirety of the arbitrator’s fees for the arbitration as a result of inVentiv’s “scorched earth litigation tactics”; and

●
The arbitrator denied all but one of inVentiv’s counterclaims against CEL-SCI.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5.
MARKET FOR CEL-SCI'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of September 30, 2018, there were approximately 750 record holders of CEL-SCI’s common stock. CEL-SCI’s common stock is traded on the NYSE American under the symbol “CVM”.

Shown below are the range of high and low quotations for CEL-SCI’s common stock for the periods indicated as reported on the NYSE American. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low
12/31/2016	$7.75	$1.50
03/31/2017	$4.50	$1.75
06/30/2017	$4.00	$1.46
09/30/2017	$3.69	$1.57

12/31/2017	$2.14	$1.60
03/31/2018	$2.50	$1.30
06/30/2018	$3.66	$0.83
09/30/2018	$4.44	$0.82

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

The graph below matches the cumulative 5-year total return of holders of CEL-SCI’s common stock with the cumulative total returns of the NYSE American Composite index and the RDG MicroCap Biotechnology index. The graph assumes that the value of an investment in CEL-SCI's common stock and in each of the indexes (including reinvestment of dividends) was $100 on September 30, 2013 and tracks it through September 30, 2018.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

	9/13	9/14	9/15	9/16	9/17	9/18

CEL-SCI Corporation	100.00	53.63	35.30	17.94	3.91	9.53
NYSE American	100.00	116.81	78.84	86.28	88.23	95.60
RDG MicroCap Biotechnology	100.00	90.01	74.98	34.65	27.14	20.73

ITEM 6.
SELECTED FINANCIAL DATA

CEL-SCI is a smaller reporting company as defined by Rule 12b-2 of the Securities and Exchange Commission and are not required to provide the information required under this item.

ITEM 7.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and the related notes thereto appearing elsewhere in this report.

CEL-SCI’s lead investigational therapy, Multikine, has fully enrolled 928 patients in a Phase 3 clinical trial in advanced primary head and neck cancer. This study was cleared by the U.S. FDA as well as twenty-three other countries.

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

Results of Operations

Fiscal 2018

During the year ended September 30, 2018, grant and other income increased by approximately $478,000 compared to the year ended September 30, 2017. The increase is due to work performed on a grant awarded in September 2017. CEL-SCI was awarded a Phase 2 Small Business Innovation Research (SBIR) grant in the amount of $1.5 million from the National Institute of Arthritis Muscoskeletal and Skin Diseases, which is part of the National Institutes of Health (NIH). This grant will provide funding to allow CEL-SCI to advance its first LEAPS product candidate, CEL-4000, towards an Investigational New Drug (IND) application, by funding GMP manufacturing, IND enabling studies, and additional mechanism of action studies.

During the year ended September 30, 2018, research and development expenses decreased by approximately $6.2 million compared to the year ended September 30, 2017. CEL-SCI is continuing the Phase 3 clinical trial and research and development fluctuates based on the activity level of the clinical trial. The majority of CEL-SCI’s research and development expense relates to its on-going Phase 3 clinical trial. Clinical trial costs tend to be higher during the enrollment phase of the study and because the study is fully enrolled, the expenses incurred over the last twelve months have decreased. However, as CEL-SCI investigates new study opportunities, research and development costs may increase.

During the year ended September 30, 2018, general and administrative expenses increased by approximately $2.0 million compared to the year ended September 30, 2017. A major component of the increase is an approximate $1.4 million increase in employee compensation costs, of which approximately $0.9 million relates to expense associated with achievement of the second of four milestones under CEL-SCI’s Incentive Stock Bonus Plan, and $0.5 million relates to an increase in costs associated with employee stock options. Another major component of the increase is an approximate $0.8 million increase in public relations costs, of which approximately $0.3 million related to an increase in the value of non-employee stock compensation costs for consultants. Other components of the increase include a net decrease in other general and administrative expenses of approximately $0.2 million.

During the years ended September 30, 2018, CEL-SCI recorded a derivative loss of approximately $8.6 million as compared to a derivative gain of approximately $11.0 million recorded during the year ended September 30, 2017. This variation was the result of the change in fair value of the derivative liabilities during the period which was caused by fluctuations in the share price of CEL-SCI’s common stock.

Net interest expense increased approximately $2.5 million during the year ended September 30, 2018 compared to the year ended September 30, 2017. The increase is primarily due to: 1) an increase of approximately $1.1 million in amortization of discounts on notes payable issued in June and July 2017, restructured in October 2017 and fully converted in June 2018, and accrued interest on those notes; 2) the $0.3 million inducement loss recorded in June 2018 on the conversion of the notes payable; and 3) the current period impact of the financing arrangement with Ergomed (as explained in Note 13 to the financial statements which are part of this report) which resulted in approximately $1.1 million more in net interest expense in 2018 over 2017.

Research and Development Expenses

CEL-SCI’s research and development efforts involved Multikine and LEAPS. The table below shows the research and development expenses associated with each project during the reporting periods.

	Year ended September 30,
	2018	2017
Multikine	$8,666,936	$15,253,190
LEAPS	733,370	353,795
Total research and development	$9,400,306	$15,606,985

In January 2007, CEL-SCI received a “no objection” letter from the FDA indicating that it could proceed with Phase 3 trials with Multikine in head and neck cancer patients.  CEL-SCI had previously received a “no objection” letter from the Canadian Biologics and Genetic Therapies Directorate which enabled CEL-SCI to begin its Phase 3 clinical trial in Canada.  Subsequently, CEL-SCI received similar authorizations from twenty-two other regulators.

             CEL-SCI’s Phase 3 clinical trial began in December 2010 after the completion and validation of CEL-SCI’s dedicated manufacturing facility.

As explained in Item 1 of this report, as of November 30, 2018, CEL-SCI was involved in pre-clinical studies with respect to its LEAPS technology. As with Multikine, CEL-SCI does not know what obstacles it will encounter in future pre-clinical and clinical studies involving its LEAPS technology. Consequently, CEL-SCI cannot predict with any certainty the funds required for future research and clinical trials and the timing of future research and development projects.

Liquidity and Capital Resources

CEL-SCI has had only limited revenues from operations since its inception in March 1983.  CEL-SCI has relied upon capital generated from the public and private offerings of its common stock and convertible notes.  In addition, CEL-SCI has utilized short-term loans to meet its capital requirements.  Capital raised by CEL-SCI has been used to acquire an exclusive worldwide license to use, and later purchase, certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system and for clinical trials.  Capital has also been used for patent applications, debt repayment, research and development, administrative costs, and the construction of CEL-SCI’s laboratory facilities.  CEL-SCI does not anticipate realizing significant revenues until it enters into licensing arrangements regarding its technology and know-how or until it receives regulatory approval to sell its products (which could take a number of years). As a result, CEL-SCI has been dependent upon the proceeds from the sale of its securities to meet all of its liquidity and capital requirements and anticipates having to do so in the future. During fiscal year 2018 and 2017, CEL-SCI raised net proceeds of approximately $21.4 million and $13.3 million, respectively, through a combination of the sale of stock, the exercise of warrants and the issuance of convertible notes.

In August 2007, CEL-SCI leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI’s specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI’s Phase III clinical trials and sales of the drug if approved by the FDA. The lease expires on October 31, 2028, and required annual base rent payments of approximately $1.7 million during the twelve months ended September 30, 2018. See Item 2 of this report for more information concerning the terms of this lease.

On December 8, 2016, CEL-SCI sold 1,360,960 shares of common stock and warrants to purchase common stock at a price of $3.13 in a public offering. The warrants consist of 680,480 Series CC warrants to purchase 680,480 shares of common stock, 1,360,960 Series DD warrants to purchase 1,360,960 shares of common stock and 1,360,960 Series EE warrants to purchase 1,360,960 shares of common stock. The Series CC warrants were immediately exercisable, expire in five-years and have an exercise price of $5.00 per share. The Series DD warrants were immediately exercisable, expire on December 10, 2018 and have an exercise price of $4.50 per share. The Series EE warrants were immediately exercisable, expire on December 10, 2018 and have an exercise price of $4.50 per share. In addition, CEL-SCI issued 68,048 Series FF warrants to purchase 68,048 shares of common stock to the placement agent. The FF warrants are exercisable at any time on or before December 1, 2021 and have an exercise price $3.91. The net proceeds to CEL-SCI from this offering were approximately $3.7 million, excluding any future proceeds that may be received from the exercise of the warrants. As of September 30, 2018, none of the Series CC, DD and EE warrants had been exercised.

On February 23, 2017, CEL-SCI sold 400,000 registered shares of common stock and 400,000 Series GG warrants to purchase 400,000 unregistered shares of common stock at a combined price of $2.50 per share. The Series GG warrants have an exercise price of $3.00 per share are exercisable on or before August 23, 2022. In addition, CEL-SCI issued 20,000 Series HH warrants to purchase 20,000 shares of unregistered common stock to the placement agent. The Series HH warrants have an exercise price $3.13 and are exercisable on or before February 16, 2022. The net proceeds from this offering were approximately $0.8 million. As of September 30, 2018, 200,000 Series GG warrants had been exercised.

On March 14, 2017, CEL-SCI sold 600,000 registered shares of common stock and 600,000 Series II warrants to purchase 600,000 unregistered shares of common stock at combined offering price of $2.50 per share. The Series II warrants have an exercise price of $3.00 per share and are exercisable on or before September 14, 2022. In addition, CEL-SCI issued 30,000 Series JJ warrants to purchase 30,000 shares of unregistered common stock to the placement agent. The Series JJ warrants have an exercise price $3.13 and are exercisable on or before March 8, 2022. The net proceeds from this offering were approximately $1.3 million. As of September 30, 2018, 383,500 Series II warrants had been exercised.

On April 30, 2017, CEL-SCI sold 527,960 registered shares of common stock and 395,970 Series KK warrants to purchase 395,970 unregistered shares of common stock at combined offering price of $2.88 per share. The Series KK warrants have an exercise price of $3.04 per share, are exercisable on November 3, 2017 and expire on November 3, 2022. In addition, CEL-SCI issued 26,398 Series LL warrants to purchase 26,398 shares of unregistered common stock to the placement agent. The Series LL warrants have an exercise price $3.59, are exercisable on October 30, 2017 and expire on April 30, 2022. The net proceeds from this offering were approximately $1.4 million. As of September 30, 2018, 182,100 Series KK warrants had been exercised.

On July 26, 2017, CEL-SCI sold 100,000 registered shares of common stock and 60,000 Series OO warrants to purchase 60,000 unregistered shares of common stock at a combined price of $2.29 per share. The Series OO warrants have an exercise price of $2.52 per share are exercisable on January 31, 2018 and expire on July 31, 2022. The net proceeds from this offering were approximately $222,000. As of September 30, 2018, none of the Series OO warrants had been exercised.

On August 22, 2017, CEL-SCI sold 1,750,000 registered shares of common stock and 1,750,000 Series PP warrants to purchase 1,750,000 unregistered shares of common stock at combined offering price of $2.00 per share. The Series PP warrants have an exercise price of $2.30 per share, are exercisable on February 28, 2018 and expire on February 28, 2023. In addition, CEL-SCI issued 87,500 Series QQ warrants to purchase 87,500 shares of unregistered common stock to the placement agent. The Series QQ warrants have an exercise price $2.50, are exercisable on February 22, 2018 and expire on August 22, 2022. The net proceeds from this offering were approximately $3.2 million. As of September 30, 2018, 1,577,500 Series PP warrants and 84,000 Series QQ warrants had been exercised.

During the year ended September 30, 2017, the Company issued two series of convertible notes to individual investors, Series MM and Series NN convertible notes (the Notes). The Notes had an aggregate principal amount of $2.7 million, bore interest at 4% and were originally due on December 22, 2017. At the option of the note holders, the Series MM Notes could be converted into shares of the Company’s common stock at a fixed conversion rate of $1.69 and the Series NN Notes could be converted into shares of the Company’s common stock at a fixed conversion rate of $2.29. The purchasers of the convertible notes also received Series MM and Series NN warrants which allow the purchasers to acquire up to 893,491 and 539,300 shares of the Company’s common stock, respectively. The Series MM warrants are exercisable at a price of $1.86 per share and expire on June 22, 2022. The Series NN warrants are exercisable at a price of $2.52 per share and expire on July 24, 2022.

On October 30, 2017, the Company extended the due dates of the Notes from December 22, 2017 to September 21, 20l8, and issued the note holders 583,057 of Series RR Warrants. The Series RR warrants expire on October 30, 2022 and are exercisable at a price of $1.65 per share. As of September 30, 2018, 27,687 Series RR warrants had been exercised for total proceeds of approximately $46,000.

On June 11, 2018, as an inducement to convert, the Company issued the then outstanding note holders 187,562 Series UU warrants The Series UU warrants are exercisable at a fixed price of $2.80 per share, are exercisable on December 11, 2018 and expire on June 11, 2020

During the year ended September 30, 2018, note holders converted all outstanding Notes in the principal amount of $2,294,300, into 1,166,105 shares of common stock. During the year ended September 30, 2017, note holders converted Notes in the principal amount of $450,700 into 266,686 shares of common stock. The unamortized debt discount relating to the converted notes was charged to interest expense.

On December 19, 2017 the Company sold 1,289,478 shares of its common stock at a price of $1.90 per share for total proceeds of approximately $2.45 million.  The purchasers of the common stock also received Series SS warrants which allow the purchasers to acquire up to 1,289,478 shares of the Company’s common stock.  The warrants are exercisable at a fixed price of $2.09 per share, and will expire on December 18, 2022. As of September 30, 2018, 328,948 Series SS warrants had been exercised for total proceeds of approximately $0.7 million.

On February 5, 2018, the Company sold 2,501,145 shares of its common stock at a price of $1.87 per share for total proceeds of approximately $4.7 million. The purchasers of the common stock also received Series TT warrants which allow the purchasers to acquire up to 1,875,860 shares of the Company’s common stock. The warrants are exercisable at a fixed price of $2.24 per share, were exercisable on August 6, 2018 and expire on February 5, 2023. As of September 30, 2018, 578,983 Series TT Warrants had been exercised for total proceeds of approximately $1.30 million.

On July 2, 2018 the Company issued 3,900,000 registered shares of common stock at a purchase price of $1.30 per share in a registered direct offering. For each share of common stock purchased, the investors received an unregistered Series VV warrant to purchase one share of common stock. The Series VV warrants have an exercise price of $1.75 per share, will be exercisable on January 2, 2019 and expire on January 2, 2024. As part of this transaction, the Company also issued 195,000 Series WW warrants to the placement agent. These Series WW warrants have an exercise price of $1.63 per share, will be exercisable on January 2, 2019 and expire on July 2, 2023.

The following chart lists the warrants that were exercised and the proceeds received during the year ended September 30, 2018. No warrants were exercised during the year ended September 30, 2017.

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series S	709,391	$1.75	$1,241,434
Series GG	200,000	$3.00	$600,000
Series II	383,500	$3.00	$1,150,500
Series KK	182,100	$3.04	$552,674
Series PP	1,577,500	$2.30	$3,628,250
Series QQ	84,000	$2.50	$210,000
Series RR	27,687	$1.65	$45,684
Series SS	328,948	$2.09	$687,500
Series TT	578,983	$2.24	$1,296,922
	4,072,109		$9,412,964

During the years ended September 30, 2018 and 2017, CEL-SCI entered into Securities Purchase Agreements with Ergomed plc, one of CEL-SCI’s Clinical Research Organizations responsible for managing CEL-SCI’s Phase 3 clinical trial, to facilitate a partial payment of the accounts payable balances due Ergomed. Under the Agreements, CEL-SCI issued Ergomed shares of common stock as a forbearance fee in exchange for Ergomed’s agreement to provisionally forbear collection of the payables in an amount equal to the net proceeds from the resales of the shares issued to Ergomed. Upon issuance, CEL-SCI expenses the full value of the shares and subsequently offsets the expense as amounts are realized through the resale by Ergomed and reduces accounts payable to Ergomed. During the year ended September 30, 2018, CEL-SCI issued Ergomed 2,260,000 shares valued at approximately $5.5 million. During the year ended September 30, 2017, CEL-SCI issued Ergomed 480,000 shares valued at approximately $1.3 million. During the years ended September 30, 2018 and 2017, Ergomed credited CEL-SCI approximately $3.2 million and $0.1 million for the resale of shares. As a result, CEL-SCI has recorded a net interest expense of $2.3 million and $1.2 million for the years ended September 30, 2018 and 2017, respectively. As of September 30, 2018, Ergomed holds 918,900 shares and may resell the shares or return the shares to CEL-SCI for cancellation until December 31, 2018. As of September 30, 2017, Ergomed held 415,208 shares, all of which were resold during the year ended September 30, 2018.

During the year ended September 30, 2018, CEL-SCI’s cash increased by approximately $7.9 million. Significant components of this increase include: net cash used in operating activities of approximately $13.4 million, which were offset by proceeds from the sale of common stock and warrants of approximately $12.0 million and proceeds from the exercise of warrants of approximately $9.4 million.

Primarily as a result of our losses incurred to date, our expected continued future losses, and limited cash balances, we have included an explanatory paragraph in our financial statements expressing substantial doubt about our ability to continue as a going concern. We have included such an explanatory paragraph on numerous occasions in the preceding years.

Future Capital Requirements

The Company’s material capital commitments include funding operating losses, funding its research and development program, making required lease payments and repaying convertible notes. For information on employment contracts, see Item 11 of this report.

Further, CEL-SCI has contingent obligations with vendors for work that will be completed in relation to the Phase 3 trial. The timing of these obligations cannot be determined at this time. CEL-SCI estimates it will incur additional expenses of approximately $8.4 million for the remainder of the Phase 3 clinical trial. It should be noted that this estimate is based only on the information currently available in CEL-SCI’s contracts with the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., the manufacturing of the drug.

CEL-SCI may or may not need to raise additional funds to reach the final read-out of the Phase 3 trial the timing of which depends on when 298 events is reached in the study. However, CEL-SCI will need to raise additional funds, either through the exercise of outstanding warrants/options, through a debt or equity financing or a partnering arrangement, to bring Multikine to market. The ability of CEL-SCI to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain.  In general, CEL-SCI believes that it will be able to raise sufficient capital in fiscal year 2019 to continue operations into the second half of fiscal year 2019. However, it is possible that CEL-SCI will not be able to generate enough cash to continue operations at its current level. CEL-SCI's registered independent public accounting firm has issued an audit opinion that includes an explanatory paragraph that expresses substantial doubt about CEL-SCI’s ability to continue as a going concern mainly due to continued losses from operations and future liquidity needs of CEL-SCI. CEL-SCI’s management has engaged in fundraising for over 20 years and believes that the manner in which it is proceeding will produce the best possible outcome for the shareholders. There can be no assurances that CEL-SCI will be successful in raising additional funds.

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

Critical Accounting Policies

CEL-SCI's significant accounting policies are more fully described in Note 3 to the financial statements included as part of this report. However, certain accounting policies are particularly important to the portrayal of CEL-SCI’s financial position and results of operations and require the application of significant judgments by management. As a result, the financial statements are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of certain estimates. These estimates are based on CEL-SCI's historical experience, terms of existing contracts, observance of trends in the industry and information available from outside sources, as appropriate. CEL-SCI’s critical accounting policies include:

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Under the direction and with the participation of CEL-SCI’s management, including CEL-SCI’s Chief Executive Officer and Chief Financial Officer, CEL-SCI carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2018. CEL-SCI maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to CEL-SCI’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. CEL-SCI’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on this evaluation, CEL-SCI’s Chief Executive and Principal Financial Officer has concluded that CEL-SCI’s disclosure controls were effective as of September 30, 2018.

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

Geert Kersten, CEL-SCI’s Chief Executive and Principal Financial Officer, evaluated the effectiveness of CEL-SCI’s internal control over financial reporting as of September 30, 2018 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of CEL-SCI’s internal control over financial reporting and testing of the operational effectiveness of those controls.

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

In order to remediate these material weaknesses, CEL-SCI changed certain control activities over financial reporting to include the following:

●
All facility leasing activities were subject to a thorough review of capital versus operating lease classification and CEL-SCI engaged outside financial reporting specialists to assist it in the review process.

●
CEL-SCI enhanced its policy for reviewing long-lived assets for impairments by incorporating additional triggering event factors for consideration as part of its control. This review was carried out by CEL-SCI and was assisted by an outside financial reporting specialist.

●
The financial reporting process included the use of quarterly and annual closing checklists to capture routine and non-routine transactions that require additional review.

Based on this evaluation and the corrective measures CEL-SCI has taken, Mr. Kersten concluded that CEL-SCI’s internal control over financial reporting was effective as of September 30, 2018.

There was no change in CEL-SCI’s internal control over financial reporting that occurred during the fiscal year ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, CEL-SCI’s internal control over financial reporting except as disclosed above.

ITEM 9B.  OTHER INFORMATION

 None.

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

Name	Age	Position
Geert R Kersten, Esq.	60	Director, Chief Executive Officer and Treasurer
Patricia B. Prichep	67	Senior Vice President of Operations and Corporate Secretary
Dr. Eyal Taylor	62	Chief Scientific Officer
Dr Daniel H. Zimmerman	77	Senior Vice President of Research, Cellular Immunology
John Cipriano	76	Senior Vice President of Regulatory Affairs
Dr Peter R. Young	73	Director
Bruno Baillavoine	66	Director
Robert Watson	61	Director

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

The principal occupations of CEL-SCI's officers and directors, during the past several years, are as follows:

Geert Kersten has served in his current leadership role at CEL-SCI since 1995. Mr. Kersten has been with CEL-SCI since 1987. He has been involved in the pioneering field of cancer immunotherapy for over two decades and has successfully steered CEL-SCI through many challenging cycles in the biotechnology industry. Mr. Kersten also provides CEL-SCI with significant expertise in the fields of finance and law and has a unique vision of how CEL-SCI's Multikine product could potentially change the way cancer is treated.  Prior to joining CEL-SCI, Mr. Kersten worked at the law firm of Finley & Kumble and worked at Source Capital, an investment banking firm located in McLean, VA. He is a native of Germany, graduated from high school in England, and completed his studies in the US. Mr. Kersten received his Undergraduate Degree in Accounting and an M.B.A. from George Washington University, and a law degree (J.D.) from American University in Washington, DC.

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

Bruno Baillavoine joined CEL-SCI’s board of directors in June 2015. Since 2017 Mr. Baillavoine has been the Director, Head of Pericles Group UK the subsidiary of the Paris based leading French consulting firm which is an expert in the field of Banking, Finance, Asset Management and Insurance with over 350 institutional clients. He has also been an advisor to the Board of CSL Inc, Combatives Sports League a US Mix Martial Arts Company since 2017. Between 2010-2016, Mr. Baillavoine was a partner of Globomass Holdings Limited, a London, England based developer of renewable energy projects from concept through final operations. From 2012-2016 Mr. Baillavoine was the Executive Chairman of Globomass Holdings. Globomass was acquired by CleanBay Inc. to which Mr. Baillavoine is an advisor to the Board and an investor. Between 1978 and 1982 he was the marketing manager of Ravenhead Ltd., a manufacturer of glass tableware, and part of United Distillers Group (later acquired by Grand Metropolitan). During this time Mr. Baillavoine became the UK Business Manager where he restored market share and profit for United Distillers. From 1982 to 1986 Mr. Baillavoine was Group Corporate Planning and Group Marketing Director for Prontaprint where he expanded the number of shops to 500 locations in four years. Mr. Baillavoine joined Grand Metropolitan Plc between 1986-1988 (now Diageo Plc), an FTSE 100 beverage, food, hotel and leisure company, as director in the Special Operations division. In this capacity, he developed plans for Grand Met’s trouble-shooting division for over 20,000 Grand Met retail outlets. From 1988-1991 he was the Managing Director of Nutri Systems (UK) Ltd., a subsidiary of the US based provider of professionally supervised weight loss programs. Between 1991 and 1995, Mr. Baillavoine was Director of BET Group plc, a multinational business support services group, and in 1992, was promoted to the Managing Director for the manufacturing businesses. The £2.3 billion turnaround of BET during his tenure is one of the most successful turnarounds of a top 100 FTSE company. Since 1995, Mr. Baillavoine has held a number of CEO positions across a wide range of industries and geographical locations. Mr. Baillavoine has European and American educations (US high school and University of Wisconsin Eau Claire 1972-1976).

Robert Watson has been a director of CEL-SCI since December 2017. Mr. Watson joined Intermedix, Inc. in July 2017 as President of its Preparedness Technology Division. Immediately prior to joining Intermedix, he was the President and Chief Growth Officer of NantHealth, Inc. (Nasdaq: NH) from January 2015 to May 2017. Prior to NantHealth, he was President and CEO of Streamline Health, Inc. (Nasdaq: STRM) from January 2011 to January 2015. Mr. Watson has over 35 years of experience in the healthcare information technology industry as a CEO, board member and advisor to multiple healthcare information technology companies. He has participated in over 75 acquisitions, raised nearly $750,000,000 in capital, completed three public offerings and successfully sold four companies. Mr. Watson holds a MBA from the Wharton School of Business at the University of Pennsylvania and a BA degree from Syracuse University.

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
Dr. Peter R. Young, Bruno Baillavoine and Robert Watson are independent directors as that term is defined in section 803 of the listing standards of the NYSE American.

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

For purposes of electing directors at its annual meeting, CEL-SCI has a nominating committee that is made up of CEL-SCI’s independent directors. The nominating committee selects the nominees to the Board of Directors and they are approved by CEL-SCI’s shareholders.

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

              CEL-SCI does not have a policy with regard to Board member’s attendance at annual meetings. All Board members attended the last annual shareholder’s meeting held on September 20, 2018.

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

A security holder communication not sent to the Board of Directors as a whole are not relayed to Board members which did not receive the communication.

ITEM 11. EXECUTIVE COMPENSATION

Components of Compensation — Executive Officers

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

The following table sets forth in summary form the compensation received by (i) the Chief Executive and Financial Officer of CEL-SCI and (ii) by each other executive officer of CEL-SCI who received in excess of $100,000 during the two fiscal years ended September 30, 2018.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total
		$	$	$	$	$	$

Geert R. Kersten,	2018	557,756	--	16,350	1,011,048	55,631	1,640,784
Chief Executive	2017	437,461	--	15,900	326,961	55,631	835,953
Officer and Treasurer

Patricia B. Prichep,	2018	162,374	--	14,679	424,557	9,031	610,641
Senior Vice President	2017	171,028	--	13,704	217,974	9,031	411,737
of Operations and
Secretary

Eyal Talor, Ph.D.,	2018	264,927	--	9,600	681,389	6,031	961,946
Chief Scientific Officer	2017	270,163	--	9,600	217,974	6,031	503,768

Daniel Zimmerman, Ph.D.,	2018	276,159	--	13,666	240,677	6,031	536,534
Senior Vice President of	2017	166,320	--	13,333	35,989	6,031	221,673
Research, Cellular
Immunology

John Cipriano,	2018	234,207	--	--	282,928	31	517,166
Senior Vice President of	2017	185,592	--	--	163,480	31	349,103
Regulatory Affairs

(1)
The dollar value of base salary (cash and non-cash) earned. As of September 30, 2018, CEL-SCI owed back salaries to the following employees:

Name	Salary
Geert Kersten	$148,888
Patricia Prichep	155,078
Eyal Talor, Ph.D.	71,696
Daniel Zimmerman, Ph.D.	20,337
John Cipriano	9,041

(2)
The dollar value of bonus (cash and non-cash) earned.

(3)
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

Employee Pension, Profit Sharing or Other Retirement Plans

CEL-SCI has a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code and covering substantially all CEL-SCI’s employees. CEL-SCI’s contribution to the plan is made in shares of CEL-SCI's common stock. Each participant's contribution is matched by CEL-SCI with shares of common stock which have a value equal to 100% of the participant's contribution, not to exceed the lesser of $1,000 or 6% of the participant's total compensation. CEL-SCI's contribution of common stock is valued each quarter based upon the closing price of its common stock. The fiscal 2018 expenses for this plan were approximately $144,000. Other than the 401(k) Plan, CEL-SCI does not have a defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors During Year Ended September 30, 2018

Name	Fees	Stock Awards (1)	Option Awards (2)	Total
Geert Kersten	$40,000	-	1,011,048	$1,051,048
Peter R. Young	$50,000	-	152,576	$202,576
Bruno Baillavoine	$50,000	-	152,576	$202,576
Robert Watson (3)	$30,000	-	168,332	$198,332

(1)
The fair value of stock issued for services.

(2)
The fair value of options granted computed in accordance with ASC 718-10-30-3 on the date of grant which represents their grant date fair value.

(3)
Mr. Watson joined the CEL-SCI’s Board of Directors in December 2017.

Directors’ fees paid to Geert Kersten are included in the Executive Compensation table.

Employment Contracts

Geert Kersten

On August 31, 2016, CEL-SCI entered into a three-year employment agreement with Geert Kersten, CEL-SCI’s Chief Executive Officer. The employment agreement with Mr. Kersten, which is essentially the same as Mr. Kersten’s prior employment agreement, as amended on August 30, 2013, provided that, during the term of the agreement, CEL-SCI would pay Mr. Kersten an annual salary of $559,052, plus any increases in proportion to salary increases granted to other senior executive officers of CEL-SCI, as well any increases approved by the Board of Directors during the term of the employment agreement.

              During the employment term, Mr. Kersten will be entitled to receive any other benefits which are provided to CEL-SCI's executive officers or other full time employees in accordance with CEL-SCI's policies and practices and subject to Mr. Kersten’s satisfaction of any applicable conditions of eligibility.

If Mr. Kersten resigns within ninety (90) days of the occurrence of any of the following events: (i) a reduction in Mr. Kersten’s salary (ii) a relocation (or demand for relocation) of Mr. Kersten’s place of employment to a location more than ten (10) miles from his current place of employment, (iii) a significant and material reduction in Mr. Kersten’s authority, job duties or level of responsibility or the imposition of significant and material limitations on the Mr. Kersten’s autonomy in his position, or (iv) a Change in Control, then the employment agreement will be terminated and Mr. Kersten will be entitled to receive a lump-sum payment from CEL-SCI equal to 24 months of salary ($1,118,104) and the unvested portion of any stock options would vest immediately. For purposes of the employment agreement a change in the control of CEL-SCI means: (1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors.

The employment agreement will also terminate upon the death of Mr. Kersten or Mr. Kersten’s physical or mental disability. If the employment agreement is terminated for any of these reasons, Mr. Kersten, or his legal representatives, as the case may be, will be paid the salary provided by the employment agreement through the date of termination, any options or bonus shares of CEL-SCI then held by Mr. Kersten will become fully vested and the expiration date of any options which would expire during the four year period following his termination of employment will be extended to the date which is four years after his termination of employment. The employment agreement will also terminate upon the willful misconduct, an act of fraud against CEL-SCI, or a breach of the employment agreement by Mr. Kersten, in which case Mr. Kersten will be paid the salary provided by the employment agreement through the date of termination.

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

During the year ended September 30, 2018, no director of CEL-SCI was also an executive officer of another entity, which had an executive officer of CEL-SCI serving as a director of such entity or as a member of the compensation committee of such entity.

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

Stock Option, Bonus and Compensation Plans

CEL-SCI has Incentive Stock Option Plans, Non-Qualified Stock Option Plans, Stock Bonus Plans, Stock Compensation Plans and an Incentive Stock Bonus Plan. All Stock Option, Bonus and Compensation Plans have been approved by the stockholders. A summary description of these Plans follows. In some cases these Plans are collectively referred to as the "Plans".

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

Stock Options

The following table show information concerning the options granted during the fiscal year ended September 30, 2018, to the persons named below:

Options Granted

Name	Grant Date	Options Granted	Price Per Share	Expiration Date
Geert Kersten	05/01/2018	530,121	$2.45	04/30/2028
Patricia Prichep	05/01/2018	222,607	$2.45	04/30/2028
Eyal Talor	05/01/2018	193,934	$2.45	04/30/2028
Eyal Talor	09/21/2018	100,000	$3.55	09/20/2028
Daniel Zimmerman	05/01/2018	126,194	$2.45	04/30/2028
John Cipriano	05/01/2018	148,347	$2.45	04/30/2028
Peter Young	05/01/2018	80,000	$2.45	04/30/2028
Bruno Baillavoine	05/01/2018	80,000	$2.45	04/30/2028
Robert Watson	12/18/2017	10,000	$1.84	12/17/2027
Robert Watson	05/01/2018	80,000	$2.45	04/30/2028

The following table shows the outstanding options held by the persons named below on September 30, 2018:

	Shares underlying unexercised
	Option which are:		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Geert Kersten	7,354		62.50	04/23/19
	10,667	5,333	95.00	07/06/19
	1,200		95.00	07/20/19
	1,200		120.00	07/20/20
	1,200		172.50	04/14/21
	1,800		3.90	05/17/22
	14,336	5,664	70.00	12/17/22
	1,800		52.50	06/30/23
	3,600		27.25	02/25/24
	60,000	120,000	2.18	7/27/2027
		530,121	2.45	04/30/28

Patricia B. Prichep	2,868		62.50	04/23/19
	8,000	4,000	95.00	07/06/19
	600		95.00	07/20/19
	600		120.00	07/20/20
	600		172.50	04/14/21
	1,200		97.50	05/17/22
	6,000		70.00	12/17/22
	1,200		52.50	06/30/23
	2,400		27.25	02/25/24
	40,000	80,000	2.18	07/27/27
		222,607	2.45	04/30/28

	Shares underlying unexercised
	Option which are:		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Eyal Talor, PhD	963		62.50	04/23/19
	8,000	4,000	95.00	07/06/19
	600		95.00	07/20/19
	600		120.00	07/20/20
	600		172.50	04/14/21
	1,200		97.50	05/17/22
	6,000		70.00	12/17/22
	1,200		52.50	06/30/23
	2,400		27.25	02/25/24
	40,000	80,000	2.18	07/27/27
		227,268	2.45	04/30/28
		100,000	3.55	09/20/28

Daniel Zimmerman, PhD	600		120.00	07/20/20
	600		172.50	04/14/21
	900		97.50	05/17/22
	900		52.50	06/30/23
	1,800		27.25	02/25/24
	8,000		27.50	08/05/24
	4,000		15.50	06/25/25
	2,667	1,333	11.75	07/21/26
	2,000	4,000	1.87	06/28/27
	6,667	13,333	1.59	09/17/27
		126,194	2.45	04/30/28

John Cipriano	600		120.00	07/20/20
	600		172.50	04/14/21
	400		62.50	09/30/19
	900		97.50	05/17/22
	900		57.50	06/30/23
	1,800		27.25	02/25/24
	30,000	60,000	2.18	07/27/27
		148,347	2.45	04/30/28

Summary. The following shows certain information as of September 30, 2018 concerning the stock options and stock bonuses granted by CEL-SCI. Each option represents the right to purchase one share of CEL-SCI's common stock.

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	138,400	123,558	N/A	385
Non-Qualified Stock Option Plans	3,387,200	3,036,569	N/A	309,526
Stock Bonus Plans	783,760	N/A	297,230	486,497
Stock Compensation Plan	134,000	N/A	118,590	15,410
Incentive Stock Bonus Plan	640,000	N/A	624,000	16,000

Of the shares issued pursuant to CEL-SCI's Stock Bonus Plans, 217,908 shares were issued as part of CEL-SCI's contribution to its 401(k) plan.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to CEL-SCI’s Incentive and Non-Qualified Stock Option Plans as of September 30, 2018, CEL-SCI’s most recent fiscal year end. CEL-SCI's Incentive and Non-Qualified Stock Option Plans have been approved by CEL-SCI's shareholders.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)

Incentive Stock Option Plans	123,558	$37.69	385
Non-Qualified Stock Option Plans	3,036,569	$6.06	309,526

Long Term Incentive Plans - Awards in Last Fiscal Year

See footnote 9 to the financial statements included as part of this report.

ITEM 12.
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of December 1, 2018, information with respect to the only persons owning beneficially 5% or more of CEL-SCI’s outstanding common stock and the number and percentage of outstanding shares owned by each director and officer of CEL-SCI and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address	Number of Shares (1)	Percent of class (2)
Geert R. Kersten 8229 Boone Blvd., Suite 802 Vienna, VA 22182	2,177,425(3)	7.4%
Patricia B. Prichep 8229 Boone Blvd., Suite 802 Vienna, VA 22182	272,509	1.0%
Eyal Talor, Ph.D. 8229 Boone Blvd., Suite 802 Vienna, VA 22182	177,722	*
Daniel H. Zimmerman, Ph.D. 8229 Boone Blvd., Suite 802 Vienna, VA 22182	124,327	*
John Cipriano 8229 Boone Blvd., Suite 802 Vienna, VA 22182	141,073	*
Peter R. Young, Ph.D. 208 Hewitt Drive, Suite 103-143 Waco, TX 76712	45,292	*
Bruno Baillavoine 8229 Boone Blvd., Suite 802 Vienna, VA 22182	17,501	*
Robert Watson 245 N. Highland Ave. NE Suite 230-296 Atlanta, GA 30307	3,334	*
All Officers and Directors as a Group (8 persons) *Less than 1%	2,959,183	10%

(1)
Includes shares issuable prior to February 28, 2019 upon the exercise of options or warrants granted to the following persons:

Name	Options or Warrants Exercisable Prior to February 28, 2019
Geert R Kersten Esq.	1,101,981 (3)
Patricia B Prichep	82,027
Eyal Talor, Ph.D.	61,563
Daniel Zimmerman, Ph.D.	28,134
John Cipriano	35,200
Peter R Young, Ph.D.	29,201
Bruno Baillavoine	17,501
Robert Watson	3,334

(2)
Amount includes shares referred to in (1) above but excludes shares which may be issued upon the exercise of options and warrants previously issued by CEL-SCI.

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

See Note 12 of the Footnotes for additional information concerning related party transactions.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA, LLP served as CEL-SCI’s independent registered public accountant for the two years ended September 30, 2018. The following table shows the aggregate fees billed to CEL-SCI for these years by BDO USA, LLP:
	Year Ended September 30,
	2018	2017

Audit Fees	$445,000	$375,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See the Financial Statements attached to this Report.

Exhibits
3(a)	Articles of Incorporation	Incorporated by reference to Exhibit 3(a) of CEL-SCI's combined Registration Statement on Form S-1 and Post-Effective Amendment ("Registration Statement"), Registration Nos. 2-85547-D and 33-7531.
3(b)	Amended Articles	Incorporated by reference to Exhibit 3(a) of CEL-SCI's Registration Statement on Form S-1, Registration Nos. 2-85547-D and 33-7531.
3(c)	Amended Articles (Name change only)	Filed as Exhibit 3(c) to CEL-SCI's Registration Statement on Form S-1 Registration Statement (No. 33-34878).

3(d)	Bylaws	Incorporated by reference to Exhibit 3(b) of CEL-SCI's Registration Statement on Form S-1, Registration Nos. 2-85547-D and 33-7531.

3(e)	Amended Bylaws	Incorporated by reference to Exhibit 3(ii) of CEL-SCI’s report on Form 8-K dated March 16, 2015.

4	Shareholders Rights Agreement, as Amended	Incorporated by reference to Exhibit 4 filed with CEL-SCI’s 10-K report for the year ended September 30, 2015.

4(b)	Incentive Stock Option Plan	Incorporated by reference to Exhibit 4 (b) filed on September 25, 2012 with the Company’s registration statement on Form S¬8 (File number 333-184092).

4(c)	Non-Qualified Stock Option Plan	Incorporated by reference to Exhibit 4 (b) filed on August 19, 2014 with the Company’s registration statement on Form S¬8 (File number 333-198244).

4(d)	Stock Bonus Plan	Incorporated by reference to Exhibit 4 (d) filed on September 25, 2012 with the Company’s registration statement on Form S¬8 (File number 333-184092).

4(e)	Stock Compensation Plan	Incorporated by reference to Exhibit 4 (e) filed on September 25, 2012 with the Company’s registration statement on Form S¬8 (File number 333-184092).

4(f)	2014 Incentive Stock Bonus Plan	Incorporated by reference to Exhibit 4 (c) filed with the Company’s registration statement on Form S-8 (333-198244).

10(f)
Securities Purchase Agreement (together with schedule required by Instruction 2 to Item 601 of Regulation S-K) pertaining to Series K notes and warrants, together with the exhibits to the Securities Purchase Agreement
Incorporated by reference to Exhibit 10 to CEL-SCI’s report on Form 8-K dated August 4, 2006.

10(g)
Subscription Agreement (together with Schedule required by Instruction 2 to Item 601 of Regulation S-K) pertaining to April 2007 sale of 800,000 shares of CEL-SCI’s common stock, 400,000 Series L warrants and 400,000 Series M Warrants
Incorporated by reference to Exhibit 10 of CEL-SCI’s report on Form 8-K dated April 18, 2007

10(h)	Warrant Adjustment Agreement with Laksya Ventures	Incorporated by reference to Exhibit 10(i) of CEL-SCI’s report on Form 8-K dated August 3, 2010

10(l)	First Amendment to Development Supply and Distribution Agreement with Orient Europharma.	Incorporated by reference to Exhibit 10(m) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(m)	Exclusive License and Distribution Agreement with Teva Pharmaceutical Industries Ltd.	Incorporated by reference to Exhibit 10(n) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(n)	Lease Agreement	Incorporated by reference to Exhibit 10(o) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(o)	Promissory Note with Maximilian de Clara, together with Amendments 1 and 2	Incorporated by reference to Exhibit 10(p) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010

10(p)	Licensing Agreement with Byron Biopharma	Incorporated by reference to Exhibit 10(i) of CEL-SCI’s report on Form 8-K dated March 27, 2009

10(z)	Development, Supply and Distribution Agreement with Orient Europharma	Incorporated by reference to Exhibit 10(z) filed with CEL-SCI’s report on Form 10-K for the year ended September 30, 2003.

10(aa)	Securities Purchase Agreement and form of the Series F warrants, which is and exhibit to the Securities Purchase Agreement	Incorporated by reference to Exhibit 10(aa) of CEL-SCI’s report on Form 8-K dated October 3, 2011.

10(bb)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(bb) of CEL-SCI’s report on Form 8-K dated October 3, 2011.

10(cc)	Securities Purchase Agreement, together with the form of the Series H warrant, which is an exhibit to the securities Purchase Agreement	Incorporated by reference to Exhibit 10(cc) of CEL-SCI’s report on Form 8-K dated January 25, 2012.

10(dd)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(dd) of CEL-SCI’s report on Form 8-K dated January 25, 2012.

10(ee)	Warrant Amendment Agreement, together with the form of the Series P warrant, which is an exhibit to the Warrant Amendment Agreement	Incorporated by reference to Exhibit 10(ee) of CEL-SCI’s report on Form 8-K dated February 10, 2012.

10(ff)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(ff) of CEL-SCI’s report on Form 8-K dated February 10, 2012.

10(gg)	Securities Purchase Agreement and the form of the Series Q warrant, which is an exhibit to the Securities Purchase Agreement	Incorporated by reference to Exhibit 10(gg) of CEL-SCI’s report on Form 8-K dated June 18, 2012.

10(hh)	Placement Agent Agreement

10(ii)	Securities Purchase Agreement and the form of the Series R warrant, which is an exhibit to the Securities Purchase Agreement	Incorporated by reference to Exhibit 10(ii) of CEL-SCI’s report on Form 8-K dated December 5, 2012.

10(jj)	Placement Agent Agreement	Incorporated by reference to Exhibit 10(jj) of CEL-SCI’s report on Form 8-K dated December 5, 2012.

10(nn)	Underwriting Agreement, together with the form of Series S warrant which is an exhibit to the underwriting agreement	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated October 8, 2013.

10(oo)	Underwriting Agreement, together with the form of Series S warrant which is an exhibit to the Underwriting Agreement.	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated December 19, 2013.

10(pp)	Underwriting Agreement, together with the form of Series T warrant which is an exhibit to the warrant agent agreement	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated April 15, 2014.

10(qq)	Underwriting Agreement, together with the form of Series S warrant which is an exhibit to the warrant agent agreement	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K dated October 23, 2014.

10(rr)	Assignment and Assumption Agreement with Teva Pharmaceutical Industries, Ltd. and GCP Clinical Studies, Ltd.	Incorporated by reference to Exhibit 10(rr) of CEL-SCI’s report on Form 10-K/A report for the year ended September 30, 2014 dated April 17, 2015.

10(ss)	Service Agreement with GCP Clinical Studies, Ltd., together with Amendment 1 thereto*	Incorporated by reference to Exhibit 10(ss) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (tt)	Joinder Agreement with PLIVA Hrvatska d.o.o.	Incorporated by reference to Exhibit 10(tt) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (uu)	Master Service Agreement with Ergomed Clinical Research, Ltd., and Clinical Trial Orders thereunder	Incorporated by reference to Exhibit 10(uu) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (vv)	Co-Development and Revenue Sharing Agreement with Ergomed Clinical Research Ltd., dated April 19, 2013, as amended	Incorporated by reference to Exhibit 10(vv) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (ww)	Co-Development and Revenue Sharing Agreement II: Cervical Intraepithelial Neoplasia in HIV/HPV co-infected women, with Ergomed Clinical Research Ltd., dated October 10, 2013, as amended	Incorporated by reference to Exhibit 10(ww) of CEL- first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (xx)	Co-Development and Revenue Sharing Agreement III: Anal warts and anal intraepithelial neoplasia in HIV/HPV co-infected patients, with Ergomed Clinical Research Ltd., dated October 24, 2013	Incorporated by reference to Exhibit 10(xx) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (yy)	Master Services Agreement with Aptiv Solutions, Inc.	Incorporated by reference to Exhibit 10(yy) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (zz)	Project Agreement Number 1 with Aptiv Solutions, Inc. together with Amendments 1 and 2 thereto*	Incorporated by reference to Exhibit 10(zz) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (aaa)	Second Amendment to Development Supply and Distribution Agreement with Orient Europharma	Incorporated by reference to Exhibit 10(aaa) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10(bbb)	Amended and Restated Promissory Note with Maximilian de Clara	Incorporated by reference to Exhibit 10(bbb) of CEL-SCI’s report on Form 10-K/A report for the year ended September 30, 2014 dated April 17, 2015.

10(ccc)	Placement Agent Agreement dated May 22, 2015 by and among CEL-SCI Corporation and Dawson James Securities, Inc.	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K filed on May 26, 2015.

10 (ddd)	Warrant Agent Agreement (as amended), Series V warrants	Incorporated by reference to Exhibit 10 (ccc) of CEL-SCI’s report on Form 8-K filed on May 29, 2015.

10 (eee)	Assignment of Proceeds and Investment Agreement between CEL-SCI Corporation and Lake Whillans Vehicle 1.	Incorporated by reference to Exhibit 10 (ddd) of CEL-SCI’s report on Form 8-K filed on October 16, 2015.

10(fff)	Placement Agent Agreement dated October 22, 2015 by and among CEL-SCI Corporation and Dawson James Securities, Inc.	Incorporated by reference to Exhibit 1.1 of CEL-SCI’s report on Form 8-K filed on October 23, 2015.

10 (ggg)	Warrant Agent Agreement, Series W warrants	Incorporated by reference to Exhibit 10 (eee) of CEL-SCI’s report on Form 8-K filed on October 23, 2015.

10(iii)	Amendment to Co-Development and Revenue Sharing Agreement with Ergomed Clinical Research, Ltd., dated September 15, 2015	Incorporated by reference to Exhibit 10 (iii) filed with CEL-SCI’s 10-K report for the year ended September 30, 2015.

10 (jjj)	Securities Purchase Agreement	Incorporated by reference to Exhibit 10(jjj) of CEL-SCI’s report on Form 8-K dated May 19, 2016.

10 (kkk)	Securities Purchase Agreement	Incorporated by reference to Exhibit 10(kkk) of CEL-SCI’s report on Form 8-K dated August 24, 2016.

10 (lll)	Termination Agreement with Maximilian de Clara	Incorporated by reference to Exhibit 10(lll) of CEL-SCI’s report on Form 8-K dated September 2, 2016.

10(mmm)	Employment Agreement with Geert Kersten (2016-2019)	Incorporated by reference to Exhibit 10(mmm) of CEL-SCI’s report on Form 8-K dated September 2, 2016.

10 (nnn)	Employment Agreement with Patricia Prichep (2016-2019)	Incorporated by reference to Exhibit 10(nnn) of CEL-SCI’s report on Form 8-K dated September 2, 2016.

10 (ooo)	Employment Agreement with Eyal Taylor (2016-2019)	Incorporated by reference to Exhibit 10(ooo) of CEL-SCI’s report on Form 8-K dated September 2, 2016.

10 (ppp)	Securities Purchase Agreement	Incorporated by reference to Exhibit 10(ppp) of CEL-SCI’s report on Form 8-K dated December 1, 2016.

10 (qqq)	Securities Purchase Agreement	Incorporated by reference to Exhibit 10(qqq) of CEL-SCI’s report on Form 8-K dated February 16, 2017.

10 (rrr)	Securities Purchase Agreement	Incorporated by reference to Exhibit 10(rrr) of CEL-SCI’s report on Form 8-K dated March 8, 2017.

10 (sss)	Securities Purchase Agreement	Incorporated by reference to Exhibit 10(sss) of CEL-SCI’s report on Form 8-K dated April 30, 2017.

10 (ttt)	Securities Purchase Agreement (sale of 100,000 shares to private investor, plus Series OO warrants).	Incorporated by reference to Exhibit 10(ttt) of CEL-SCI’s report on Form 8-K dated July 27, 2017.

10 (uuu)	Securities Purchase Agreement with Ergomed	Incorporated by reference to Exhibit 10(uuu) of CEL-SCI’s report on Form 8-K dated August 17, 2017.

10 (vvv)	Securities Purchase Agreement	Incorporated by reference to Exhibit 10(vvv) of CEL-SCI’s report on Form 8-K dated August 22, 2017.

10 (www)	Amendment No. 1 to Assignment of Proceeds and Investment Agreement	Incorporated by reference to Exhibit 10(www) of CEL-SCI’s report on Form 8-K dated November 2, 2017.

10 (xxx)	Amendment to Convertible Promissory Notes	Incorporated by reference to Exhibit 10(xxx) of CEL-SCI’s registration statement on Form S-1 dated January 5, 2018.

10 (zzz)	Securities Purchase Agreement with Ergomed	Incorporated by reference to Exhibit 10(zzz) of CEL-SCI’s report on Form 8-K dated January 1, 2018.

10.1	Securities Purchase Agreements (December 2017 Financing)	Incorporated by reference to Exhibit 10.1 of CEL-SCI’s registration statement on Form S-1 dated January 5, 2018.

10.2	Securities Purchase Agreements (February 2018 Financing)	Incorporated by reference to Exhibit 10.1 of CEL-SCI’s registration statement on Form S-1 dated February 14, 2018.

10.3	Securities Purchase Agreement with Ergomed	Incorporated by reference to Exhibit 10.3 of CEL-SCI’s report on Form 8-K dated May 21, 2018.

10.4	Securities Purchase Agreement	Incorporated by reference to Exhibit 10.4 of CEL-SCI’s report on Form 8-K dated June 29, 2018.

23.1	Consent of Hart & Hart, LLC

23.2	Consent of BDO USA, LLP

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

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

Ended September 30, 2018 and 2017, and

Report of Independent Registered Public Accounting Firm

CEL-SCI CORPORATION

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
CEL-SCI Corporation
Vienna, Virginia

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CEL-SCI Corporation (the “Company”) as of September 30, 2018 and 2017 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and expects to incur substantial losses for the foreseeable future that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

                                                                                                 /s/ BDO USA, LLP

We have served as the Company's auditor since 2005.

McLean, Virginia
December 19, 2018

CEL-SCI CORPORATION
BALANCE SHEETS
SEPTEMBER 30, 2018 and 2017

ASSETS	2018	2017

Current Assets:
Cash and cash equivalents	$10,310,044	$2,369,438
Receivables	118,657	218,481
Prepaid expenses	364,622	826,429
Deposits - current portion	-	150,000
Inventory used for R&D and manufacturing	645,238	672,522

Total Current Assets	11,438,561	4,236,870

Plant, property and equipment	16,218,851	16,793,220
Patent costs, net	258,093	223,167
Deposits	1,670,917	1,670,917

Total Assets	$29,586,422	$22,924,174

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$5,743,913	$8,196,334
Accrued expenses	205,310	936,698
Due to employees	764,941	693,831
Notes payable, net of discounts	-	994,258
Derivative instruments, current portion	2,498,606	10,984
Other current liabilities	14,029	12,449

Total Current Liabilities	9,226,799	10,844,554

Derivative instruments, net of current portion	6,818,458	2,042,418
Lease liability	13,379,962	13,211,925
Deferred revenue	126,795	125,000
Other liabilities	33,492	37,254

Total liabilities	29,585,506	26,261,151

Commitments and Contingencies

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $.01 par value- 200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized;
28,034,487 and 11,903,133 shares issued and outstanding
at September 30, 2018 and 2017, respectively	280,346	119,031
Additional paid-in capital	331,312,184	296,298,401
Accumulated deficit	(331,591,614)	(299,754,409)

Total stockholders' equity (deficit)	916	(3,336,977)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$29,586,422	$22,924,174

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2018 and 2017

	2018	2017

Grant income	$476,556	$-

Operating expenses:
Research and development	9,400,306	15,606,985
General & administrative	7,848,496	5,800,348

Total operating expenses	17,248,802	21,407,333

Operating loss	(16,772,246)	(21,407,333)

Other income	70,896	69,020

(Loss) gain on derivative instruments	(8,643,561)	11,007,215

Interest expense, net	(6,492,294)	(4,032,189)

Net loss	(31,837,205)	(14,363,287)

Modification of warrants	(14,368)	(63,768)

Net loss available to common shareholders	$(31,851,573)	$(14,427,055)

NET LOSS PER COMMON SHARE
BASIC	$(1.87)	$(1.83)
DILUTED	$(1.87)	$(1.91)

WEIGHTED AVERAGE COMMON SHARES
OUTSTANDING
BASIC	17,004,722	7,891,843
DILUTED	17,004,722	7,902,647

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
YEARS ENDED SEPTEMBER 30, 2018 and 2017

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, OCTOBER 1, 2016	6,248,035	62,480	284,649,429	(285,391,122)	(679,213)

Sale of common stock	4,738,920	47,389	10,482,917	-	10,530,306
Issuance of warrants in connection with
sale of common stock	-	-	(4,665,683)	-	(4,665,683)
Warrants issued with notes payable	-	-	1,108,867	-	1,108,867
Beneficial conversion feature on warrants issued	-	-	1,108,867	-	1,108,867
401(k) contributions paid in common stock	79,941	799	150,509	-	151,308
Conversion of notes payable to common stock	266,686	2,667	448,033	-	450,700
Stock issued to nonemployees for service	76,551	766	203,817	-	204,583
Shares issued for settlement of clinical research costs	480,000	4,800	1,305,600	-	1,310,400
Equity based compensation - employees	13,000	130	1,481,120	-	1,481,250
Equity based compensation - non-employees	-	-	24,925	-	24,925
Net loss	-	-	-	(14,363,287)	(14,363,287)

BALANCE, SEPTEMBER 30, 2017	11,903,133	$119,031	$296,298,401	$(299,754,409)	$(3,336,977)

Sale of common stock	7,690,623	76,906	11,508,752	-	11,585,658
Warrant exercises	4,072,109	40,721	10,752,142	-	10,792,863
401(k) contributions paid in common stock	93,640	937	144,153	-	145,090
Stock issued to nonemployees for service	356,197	3,562	689,626	-	693,188
Equity based compensation - employees	-	-	2,743,267	-	2,743,267
Employee stock purchases	463,855	4,639	380,361	-	385,000
Warrants issued with notes payable	-	-	947,616	-	947,616
Conversion of notes payable and interest to common stock	1,194,930	11,950	2,363,066	-	2,375,016
Shares issued for settlement of clinical research costs	2,260,000	22,600	5,484,800	-	5,507,400
Net loss	-	-	-	(31,837,205)	(31,837,205)

BALANCE, SEPTEMBER 30, 2018	28,034,487	$280,346	$331,312,184	$(331,591,614)	$916

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2018 and 2017

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,837,205)	$(14,363,287)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	650,131	632,915
Share based payments for services	530,736	232,847
Share based payments for interest	80,716	-
Equity based compensation	2,743,267	1,380,500
Common stock contributed to 401(k) plan	145,090	151,308
Shares issued for settlement of clinical research costs	5,507,400	1,310,400
Write off of prepaid research and development	471,157	-
Loss on retired equipment	-	1,187
Loss (gain) on derivative instruments	8,643,561	(11,007,215)
Amortization of debt discount	1,956,424	917,692
Inducement expense	291,234	-
Capitalized lease interest	168,037	200,902
(Increase)/decrease in assets:
Receivables	99,824	(129,307)
Prepaid expenses	153,102	151,909
Inventory used for R&D and manufacturing	27,284	336,120
Deposits	150,000	154,995
Increase/(decrease) in liabilities:
Accounts payable	(2,514,488)	5,420,816
Accrued expenses	(731,388)	558,026
Due to employees	71,110	256,303
Other liabilities	4,450	1,995

Net cash used in operating activities	(13,389,558)	(13,791,894)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(1,015)	(10,525)
Expenditures for patent costs	(57,125)	(6,477)

Net cash used in investing activities	(58,140)	(17,002)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	11,596,652	10,519,306
Proceeds from employee stock purchases	385,000	-
Proceeds from issuance of notes payable	-	2,745,000
Proceeds from exercise of warrants	9,412,964	-
Payments on obligations under capital lease	(6,312)	(3,968)

Net cash provided by financing activities	21,388,304	13,260,338

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,940,606	(548,558)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	2,369,438	2,917,996

CASH AND CASH EQUIVALENTS, END OF YEAR	$10,310,044	$2,369,438
See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2018 and 2017
 SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2018	2017
Prepaid consulting services paid with issuance of common stock	$162,452	$(3,339)
Conversion of accrued salaries and fees to notes payable	$-	$275,000
Conversion of notes payable to common stock	$2,294,300	$450,700
Exercise of derivative liabilities	$1,379,899	$-
Fair value of warrants issued in connection with public offering	$-	$(4,665,683)
Lease payments included in accounts payable at year end	$415	$1,890
Financing costs included in accounts payable at year end	$46,599	$35,605
Decrease in receivable due under the litigation funding arrangement offset
by the same amount payable to the legal firm providing the services	$-	$(305,341)

Cash paid for interest	$1,750,897	$1,888,612

See notes to financial statements.

CEL-SCI CORPORATION
NOTES TO FINANCIAL STATEMENTS

1.
ORGANIZATION

CEL-SCI Corporation (the Company) was incorporated on March 22, 1983, in the state of Colorado, to finance research and development in biomedical science and ultimately to engage in marketing and selling products.

The Company is focused on finding the best way to activate the immune system to fight cancer and infectious diseases. Its lead investigational therapy, Multikine® (Leukocyte Interleukin, Injection), is currently in a pivotal Phase 3 clinical trial involving head and neck cancer, for which the Company has received Orphan Drug Status from the United States Food and Drug Administration (FDA). The study was fully enrolled with 928 patients in September 2016. Currently the Company is waiting for the occurrence of 298 events (deaths) in the two main groups to determine final results. If the primary endpoint of this global study is achieved, the results will be used to support applications to regulatory agencies around the world for worldwide commercial marketing approvals as a first line cancer therapy.

The Company’s immune therapy, Multikine, is being used in a different way than other immune therapies. It is given before any other therapy has been administered because that is when the immune system is thought to be strongest. It is also administered locally to treat tumors or infections. For example, in the Phase 3 clinical trial, Multikine is given locally at the site of the tumor as a first line treatment before surgery, radiation and/or chemotherapy. The goal is to help the intact immune system kill the micro metastases that usually cause recurrence of the cancer. In short, CEL-SCI believes that local administration and administration before weakening of the immune system by chemotherapy and radiation will result in higher efficacy with less or no toxicity.

The Company is also investigating a different peptide-based immunotherapy as a vaccine for Rheumatoid Arthritis. The Company was recently awarded a Phase 2 Small Business Innovation Research (SBIR) grant in the amount of $1.5 million from the National Institutes of Health (NIH). This grant will provide funding to allow the Company to advance its first LEAPS product candidate for Rheumatoid Arthritis towards an Investigational New Drug (IND) application, by funding GMP manufacturing, IND enabling studies, and additional mechanism of action studies.

2.
OPERATIONS AND FINANCING

The Company has incurred significant costs since its inception in connection with the acquisition of certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities, and clinical trials.  The Company has funded such costs with proceeds from loans and the public and private sale of its securities.  The Company will be required to raise additional capital or find additional long-term financing in order to continue with its research efforts.  To date, the Company has not generated any revenue from product sales.  As a result, the Company has been dependent upon the proceeds from the sale of its securities to meet all of its liquidity and capital requirements and anticipates having to do so in the future. During fiscal year 2018 and 2017, the Company raised net proceeds of approximately $21.4 million and $13.3 million, respectively, through the sale of stock, the exercise of warrants and the issuance of convertible notes. The ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

The Company is currently in the final stages of its large multi-national Phase 3 clinical trial for head and neck cancer with its partners TEVA Pharmaceuticals and Orient Europharma. To finance the study beyond the next twelve months, the Company plans to raise additional capital in the form of corporate partnerships, debt and/or equity financings. The Company believes that it will be able to obtain additional financing because it has done so consistently in the past and because Multikine is a product in the Phase 3 clinical trial stage. However, there can be no assurance that the Company will be successful in raising additional funds on a timely basis or that the funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of money, it may have to curtail its operations until such time as it is able to raise the required funding.

The financial statements have been prepared assuming that the Company will continue as a going concern, but due to the Company’s recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has incurred expenses of approximately $50.6 million as of September 30, 2018 on direct costs for the Phase 3 clinical trial. The Company estimates it will incur additional expenses of approximately $8.4 million for the remainder of the Phase 3 clinical trial.  It should be noted that this estimate is based only on the information currently available in the Company’s contracts with the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., the manufacturing of the drug.  This number may be affected by the rate of death accumulation in the study, foreign currency exchange rates and many other factors, some of which cannot be foreseen today. It is therefore possible that the cost of the Phase 3 clinical trial will be higher than currently estimated.

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

On October 31, 2013, the Company commenced arbitration proceedings against inVentiv Health Clinical, LLC, or inVentiv, its former clinical research organization (CRO), and now part of Syneos Health. The arbitration claim, initiated under the Commercial Rules of the American Arbitration Association, alleged (i) breach of contract, (ii) fraud in the inducement, and (iii) common law fraud. On June 25, 2018, the arbitrator ruled that inVentiv materially breached its contract with the Company and denied inVentiv all but one of its counterclaims ($429,649 for certain unpaid invoices) against the Company. The arbitrator awarded the Company $2,917,834 in damages. This is a final and binding decision and to the Company’s knowledge, marks the first ever decision in favor of a pharmaceutical/biomedical company against a CRO for breach of contract. However, pursuant to the terms of an agreement with an affiliate of Lake Whillans Litigation Finance, LLC, a firm that produced partial funding for the legal expenses incurred by the Company in the arbitration proceedings, all amounts received from inVentiv by virtue of the arbitration award will be paid to Lake Whillans Litigation Finance. As a result of the arbitrator’s ruling, the Company wrote off a prepaid asset in the amount of approximately $471,000, which will no longer be realized.

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

Research and Development Costs – Research and development expenditures are expensed as incurred. Management accrues CRO expenses and clinical trial study expenses as services are performed and relies on the CROs to provide estimates of those costs according to the completion stage of a study. Estimated accrued CRO costs are subject to revisions as the clinical trial studies progress toward completion. The Company adjusts the estimated expense in the period in which the facts that give rise to the change become known.

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

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents.  The Company maintains its cash and cash equivalents with high quality financial institutions.  At times, these accounts may exceed federally insured limits.  The Company has not experienced any losses in such bank accounts.  The Company believes it is not exposed to significant credit risk related to cash and cash equivalents. All non-interest bearing cash balances were fully insured up to $250,000 at September 30, 2018.

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. A full valuation allowance was recorded against the deferred tax assets as of September 30, 2018 and 2017.

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Tax Act”:), was signed into law by the President of the United States. The Tax Act includes significant changes to corporate taxation, including reduction of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks. The Company has accounted for certain income tax effects of the Act in applying FASB ASC 740 to the current reporting period. Because the Company records a valuation allowance for its entire deferred income tax asset, there was no impact to the amounts reported in the Company’s financial statements resulting from the Tax Act.

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

The Company’s stock options are not transferable, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. The Company has based its assumption for stock price volatility on the variance of daily closing prices of the Company’s stock. The risk-free interest rate assumption was based on the U.S. Treasury rate at date of the grant with term equal to the expected life of the option. Historical data was used to estimate option exercise and employee termination within the valuation model. The expected term of options represents the period that options granted are expected to be outstanding and has been determined based on an analysis of historical exercise behavior. Forfeitures of awards are recognized as they occur. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense for new awards may differ materially in the future from that recorded in the current period.

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

Recent Accounting Pronouncements –

In June 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-07, Compensation—Stock Compensation (Topic 718), (“ASU 2018-7”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. Under current GAAP, non-employee share-based payment awards are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever can be more reliably measured. Under ASU 2018-07, non-employee share-based payments would be measured at the grant-date fair value of the equity instruments an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Under current GAAP, the measurement date for equity classified non-employee share-based payment awards is the earlier of the date at which a commitment for performance by the counterparty is reached and the date at which the counterparty’s performance is complete. Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date. The definition of the term grant date is amended to generally state the date at which a grantor and a grantee reach a mutual understanding of the key terms and conditions of a share-based payment award. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. An entity should only remeasure liability-classified awards that have not been settled by the date of adoption and equity classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Upon transition, the entity is required to measure these non-employee awards at fair value as of the adoption date. The entity must not remeasure awards that are completed. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position and results of operations.

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718), which affects any entity that changes the terms or conditions of a share-based payment award.  This Update amends the definition of modification by qualifying that modification accounting does not apply to changes to outstanding share-based payment awards that do not affect the total fair value, vesting requirements, or equity/liability classification of the awards.  The amendments in this Update are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period, for (1) public business entities for reporting periods for which financial statements have not yet been issued and (2) all other entities for reporting periods for which financial statements have not yet been made available for issuance. The amendments in this Update should be applied prospectively to an award modified on or after the adoption date. The Company adopted the provisions of ASU 2017-09 effective January 1, 2018. There was no impact on the Company’s financial position or results operations for the year ended September 30, 2018.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), and Derivative and Hedging (Topic 815). The amendments in Part I of this Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down-round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. The amendments also clarify existing disclosure requirements for equity-classified instruments. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down-round feature. For freestanding equity classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260 to recognize the effect of the down-round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down-round features are now subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). The Company adopted the provisions of ASU 2017-11 effective October 1, 2017. There was no impact on the financial position or results operations for the year ended September 30, 2018.

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

4.
WARRANTS AND NON-EMPLOYEE OPTIONS

The following chart represents the warrants and non-employee options outstanding at September 30, 2018:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrants	Exercise Price	Expiration Date	Reference
Series S	10/11/13- 10/24/14	327,729	$31.25	10/11/2018	1
Series DD	12/8/2016	1,360,960	$4.50	12/10/2018	1
Series EE	12/8/2016	1,360,960	$4.50	12/10/2018	1
Series N	8/18/2008	85,339	$3.00	2/18/2020	2
Series V	5/28/2015	810,127	$19.75	5/28/2020	*
Series UU	6/11/2018	187,562	$2.80	6/11/2020	2
Series W	10/28/2015	688,930	$16.75	10/28/2020	*
Series X	1/13/2016	120,000	$9.25	1/13/2021	*
Series Y	2/15/2016	26,000	$12.00	2/15/2021	*
Series ZZ	5/23/2016	20,000	$13.75	5/18/2021	*
Series BB	8/26/2016	16,000	$13.75	8/22/2021	*
Series Z	5/23/2016	264,000	$13.75	11/23/2021	*
Series FF	12/8/2016	68,048	$3.91	12/1/2021	1
Series CC	12/8/2016	680,480	$5.00	12/8/2021	1
Series HH	2/23/2017	20,000	$3.13	2/16/2022	1
Series AA	8/26/2016	200,000	$13.75	2/22/2022	*
Series JJ	3/14/2017	30,000	$3.13	3/8/2022	1
Series LL	4/30/2017	26,398	$3.59	4/30/2022	1
Series MM	6/22/2017	893,491	$1.86	6/22/2022	2
Series NN	7/24/2017	539,300	$2.52	7/24/2022	2
Series OO	7/31/2017	60,000	$2.52	7/31/2022	2
Series QQ	8/22/2017	3,500	$2.50	8/22/2022	2
Series GG	2/23/2017	200,000	$3.00	8/23/2022	1
Series II	3/14/2017	216,500	$3.00	9/14/2022	1
Series RR	10/30/2017	555,370	$1.65	10/30/2022	2
Series KK	5/3/2017	213,870	$3.04	11/3/2022	1
Series SS	12/19/2017	960,530	$2.09	12/18/2022	2
Series TT	2/5/2018	1,296,877	$2.24	2/5/2023	2
Series PP	8/28/2017	172,500	$2.30	2/28/2023	2
Series WW	7/2/2018	195,000	$1.63	6/28/2023	2
Series VV	7/2/2018	3,900,000	$1.75	1/2/2024	2
Consultants	1/1/16 - 7/28/17	30,400	$2.18- $11.50	12/31/18- 7/27/27	3

*No current period changes to these warrants.

The following chart represents the warrants and non-employee options outstanding at September 30, 2017:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrants	Exercise Price	Expiration Date	Reference

Series U	4/17/2014	17,821	$43.75	10/17/2017	1
Series DD	12/8/2016	1,360,960	$4.50	12/1/2017	1
Series EE	12/8/2016	1,360,960	$4.50	12/1/2017	1
Series N	8/18/2008	85,339	$3.00	8/18/2018	2
Series S	10/11/13- 10/24/14	1,037,120	$31.25	10/11/2018	1
Series V	5/28/2015	810,127	$19.75	5/28/2020	*
Series W	10/28/2015	688,930	$16.75	10/28/2020	*
Series X	1/13/2016	120,000	$9.25	1/13/2021	*
Series Y	2/15/2016	26,000	$12.00	2/15/2021	*
Series ZZ	5/23/2016	20,000	$13.75	5/18/2021	*
Series BB	8/26/2016	16,000	$13.75	8/22/2021	*
Series Z	5/23/2016	264,000	$13.75	11/23/2021	*
Series FF	12/8/2016	68,048	$3.91	12/1/2021	1
Series CC	12/8/2016	680,480	$5.00	12/8/2021	1
Series HH	2/23/2017	20,000	$3.13	2/16/2022	1
Series AA	8/26/2016	200,000	$13.75	2/22/2022	*
Series JJ	3/14/2017	30,000	$3.13	3/8/2022	1
Series LL	4/30/2017	26,398	$3.59	4/30/2022	1
Series MM	6/22/2017	893,491	$1.86	6/22/2022	2
Series NN	7/24/2017	539,300	$2.52	7/24/2022	2
Series OO	7/31/2017	60,000	$2.52	7/31/2022	2
Series QQ	8/22/2017	87,500	$2.50	8/22/2022	2
Series GG	2/23/2017	400,000	$3.00	8/23/2022	1
Series II	3/14/2017	600,000	$3.00	9/14/2022	1
Series KK	5/3/2017	395,970	$3.04	11/3/2022	1
Series PP	8/28/2017	1,750,000	$2.30	2/28/2023	2
Consultants	12/28/12- 7/28/17	42,000	$2.18- $70.00	12/27/17- 7/27/27	3
*No current period changes to these warrants.

1.
Warrant Liabilities

The table below presents the warrant liabilities and their respective balances at September 30:

	2018	2017
Series S warrants	$33	$32,773
Series V warrants	770,436	72,912
Series W warrants	999,081	83,754
Series Z warrants	487,767	77,216
Series ZZ warrants	34,215	4,753
Series AA warrants	380,474	65,087
Series BB warrants	28,456	4,322
Series CC warrants	1,779,724	394,220
Series DD warrants	1,249,287	5,492
Series EE warrants	1,249,287	5,492
Series FF warrants	188,921	47,154
Series GG warrants	607,228	342,173
Series HH warrants	58,816	16,014
Series II warrants	660,135	511,636
Series JJ warrants	88,642	24,203
Series KK warrants	656,930	345,720
Series LL warrants	77,632	20,481

Total warrant liabilities	$9,317,064	$2,053,402

The table below presents the (losses)/gains on the warrant liabilities for the years ended September 30:

	2018	2017
Series S Warrants	$(751,378)	$3,078,588
Series V warrants	(697,526)	1,547,341
Series W warrants	(915,327)	1,716,104
Series Z warrants	(410,551)	893,388
Series ZZ warrants	(29,461)	65,856
Series AA warrants	(315,387)	698,574
Series BB warrants	(24,134)	54,266
Series CC warrants	(1,385,504)	666,203
Series DD warrants	(1,243,795)	437,780
Series EE warrants	(1,243,795)	685,915
Series FF warrants	(141,767)	73,828
Series GG warrants	(408,555)	272,464
Series HH warrants	(42,802)	13,616
Series II warrants	(462,519)	404,823
Series JJ warrants	(64,439)	20,410
Series KK warrants	(449,470)	25,564
Series LL warrants	(57,151)	352,495
Net (loss) gain on warrant liabilities	$(8,643,561)	$11,007,215

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

Issuance of Warrant Liabilities

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

On July 10, 2018, the Company extended the expiration date of its Series DD and Series EE warrants to December 10, 2018. The Series DD and Series EE warrants were issued on December 8, 2016. These warrants had been previously extended to July 12, 2018. The modifications are reflected in the fair value measurement of the warrants.

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

Exercise of Warrant Liabilities

The following chart lists the warrant liabilities that were exercised during the year ended September 30, 2018. No warrants were exercised during the year ended September 30, 2017.

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series S	709,391	$1.75	$1,241,434
Series GG	200,000	$3.00	600,000
Series II	383,500	$3.00	1,150,500
Series KK	182,100	$3.04	552,674
	1,474,991		$3,544,608

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

2.
Equity Warrants

Series VV and Series WW Warrants

On July 2, 2018 the Company issued 3,900,000 registered shares of common stock at a purchase price of $1.30 per share in a registered direct offering. For each share of common stock purchased, the investors received an unregistered Series VV warrant to purchase one share of common stock. The Series VV warrants have an exercise price of $1.75 per share, will be exercisable on January 2, 2019 and expire on January 2, 2024. As part of this transaction, the Company also issued 195,000 Series WW warrants to the placement agent. These Series WW warrants have an exercise price of $1.63 per share, will be exercisable on January 2, 2018 and expire on June 28, 2023. The Company allocated the proceeds received to the shares and the warrants on a relative fair value basis. As a result of such allocation, the Company determined the relative fair value of the Series VV warrants to be approximately $1.88 million and the relative fair value of the Series WW warrants to be approximately $0.1 million. The Series VV and WW warrants qualify for equity treatment in accordance with ASC 815.

Series UU Warrants

On June 11, 2018, the Company issued 187,562 Series UU Warrants to holders of the outstanding Series MM and NN notes payable as an inducement to convert their notes into common stock (See Note F). The Series UU warrants are exercisable at a fixed price of $2.80 per share, will not be exercisable on December 11, 2018 and expire on June 11, 2020.  Shares issuable upon the exercise of the warrants are restricted securities unless registered. The Company recognized an expense equal to the fair value of the consideration transferred in the transaction in excess of the fair value of consideration issuable under the original conversion terms. This expense represents the fair value of the Series UU warrants, which was calculated to be approximately $291,000 and is included as interest expense on the statement of operations. The Series UU warrants qualify for equity treatment in accordance with ASC 815.

Series TT Warrants

On February 5, 2018, the Company sold 2,501,145 shares of its common stock at a price of $1.87 per share for total proceeds of approximately $4.7 million. The purchasers of the common stock also received Series TT warrants which allow the purchasers to acquire up to 1,875,860 shares of the Company’s common stock. The warrants are exercisable at a fixed price of $2.24 per share, were exercisable on August 6, 2018 and expire on February 5, 2023. The shares issued and those issuable upon the exercise of the warrants were restricted until they were registered on February 28, 2018. The Company allocated the proceeds received to the shares and the Series TT warrants on a relative fair value basis. As a result of such allocation, the Company determined the relative fair value of the Series TT warrants to be approximately $1.56 million. The Series TT warrants qualify for equity treatment in accordance with ASC 815.

During the period from issuance through September 30, 2018, 578,983 Series TT Warrants were exercised for total proceeds of approximately $1.3 million.

Series SS Warrants

On December 19, 2017 the Company sold 1,289,478 shares of its common stock at a price of $1.90 per share for total proceeds of approximately $2.45 million.  The purchasers of the common stock also received Series SS warrants which allow the purchasers to acquire up to 1,289,478 shares of the Company’s common stock.  The warrants are exercisable at a fixed price of $2.09 per share, and will expire on December 18, 2022. Shares issuable upon the exercise of the warrants were restricted securities until they were registered on January 23, 2018. The Company allocated the proceeds received to the shares and the Series SS warrants on a relative fair value basis. As a result of such allocation, the Company determined the relative fair value of the Series SS warrants to be approximately $1.0 million. The Series SS warrants qualify for equity treatment in accordance with ASC 815.

During the period from issuance through September 30, 2018, 328,948 Series SS warrants were exercised for total proceeds of approximately $0.7 million.

Series RR Warrants

On October 30, 2017, in consideration for an extension of the maturity date of the Series MM and Series NN convertible notes, the Company issued a total of 583,057 Series RR warrants to the note holders who agreed to the extension.  Each Series RR warrant allows the holder to purchase one share of the Company’s common stock at an exercise price of $1.65 per share through the expiration date of October 30, 2022. The Series RR warrants were classified as equity warrants and are recorded at approximately $0.7 million, the relative fair value on the date of issuance, as described in Note 7.

During the period from issuance through September 30, 2018, 27,687 Series RR warrants were exercised for total proceeds of approximately $46,000.

Series PP and Series QQ Warrants

On August 22, 2017, the Company entered into a securities purchase agreement with institutional investors whereby it sold 1,750,000 shares of its common stock for net proceeds of approximately $3.2 million, or $2.00 per share, in a registered direct offering. In a concurrent private placement, the Company also issued to the purchasers of the Company’s common stock Series PP warrants to purchase 1,750,000 shares of common stock. The warrants can be exercised at a price of $2.30 per share and expire on February 28, 2023. In addition, the Company issued 87,500 Series QQ warrants to the placement agent as part of its compensation. The Series QQ warrants can be exercised at a price of $2.50 per share and expire on August 22, 2022. The Series PP and Series QQ warrants qualify for equity treatment in accordance with ASC 815. The relative fair value of the warrants was approximately $1.4 million.

During the period from issuance through September 30, 2018, 1,577,500 and 84,000 Series PP and Series QQ warrants were exercised for total proceeds of approximately $3.6 and $0.2 million, respectively.

Series OO Warrants

On July 26, 2017, the Company entered into a securities purchase agreement with an investor whereby it sold 100,000 shares of its common stock for gross proceeds of $229,000, or $2.29 per share, in a registered offering. In a concurrent private placement, the Company also issued to the purchaser of the common stock Series OO warrants to purchase 60,000 shares of the Company’s common stock. The warrants can be exercised at a price of $2.52 per share, and expire on July 31, 2022. The Series OO warrants qualify for equity treatment in accordance with ASC 815. The relative fair value of the warrants was approximately $62,000.

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

On August 4, 2018, the Series N warrants were modified. The modification extended the expiration date to February 18, 2020. The incremental cost of this modification was approximately $14,000, which was recorded as a deemed dividend. The warrants had previously been modified on July 17, 2017, when the expiration date was extended by one year to August 18, 2018; the 113,785 warrants outstanding were reduced by 25% to 85,339 warrants outstanding; and the exercise price was reduced to $3.00 per share. The incremental cost of this modification was approximately $64,000, which was recorded as a deemed dividend.

On August 4, 2018 the expiration date of the Series N warrants was extended by eighteen months to expire on February 18, 2020. The incremental cost of this extension was approximately $14,000, which was recorded as a deemed dividend.

Exercise of Equity Warrants

The following chart lists the equity warrants that were exercised during the year ended September 30, 2018.

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series PP	1,577,500	$2.30	$3,628,250
Series QQ	84,000	$2.50	210,000
Series RR	27,687	$1.65	45,684
Series SS	328,948	$2.09	687,500
Series TT	578,983	$2.24	1,296,922
	2,597,118		$5,868,356

3.
Options and Shares Issued to Consultants

The Company typically enters into consulting arrangements in exchange for common stock or stock options. During the years ended September 30, 2018 and 2017 the Company issued 356,197 and 76,551 shares, respectively, of common stock to consultants of which 353,197 and 68,352 shares, respectively, were restricted shares. Under these arrangements, the common stock was issued with stock prices ranging between $0.85 and $7.25 per share. The weighted average grant price was $1.95 and $2.67 for stock issued during the years and September 30, 2018 and 2017, respectively.

Additionally, during the year ended September 30, 2017 the Company issued to consultants 20,000 options to purchase common stock with an exercise price of $2.18 per share and a fair value of $1.87 per share. The aggregate values of the issuances of restricted common stock and common stock options are recorded as prepaid expenses and are charged to general and administrative expenses over the periods of service.

During the years ended September 30, 2018 and 2017, the Company recorded total expense of approximately $531,000 and $233,000, respectively, relating to these consulting agreements. At September 30, 2018 and 2017, approximately $207,000 and $45,000, respectively, are included in prepaid expenses. As of September 30, 2018, 42,000 options issued to consultants as payment for services remained outstanding, all of which were issued from the Non-Qualified Stock Option plans and are fully vested.

5.
PLANT, PROPERTY AND EQUIPMENT

Plant, property and equipment consisted of the following at September 30:

	2018	2017
Leased manufacturing facility	$21,183,756	$21,183,756
Research equipment	3,162,150	3,169,158
Furniture and equipment	124,369	124,369
Leasehold improvements	131,910	131,910
	24,602,186	24,609,193

Accumulated depreciation and amortization	(8,383,335)	(7,815,973)

Net plant, property and equipment	$16,218,851	$16,793,220

The Company is not the legal owner of the manufacturing building, but is deemed to be the owner for accounting purposes, based on the accounting guidance for build-to-suit leases. See Note 11, Commitments and Contingencies–Lease Obligations, for additional information. As of September 30, 2018 and 2017, accumulated depreciation on the manufacturing building is approximately $5.1 million and $4.6 million, respectively. Depreciation expense for the years ended September 30, 2018 and 2017 totaled approximately $575,000 and, $593,000, respectively. Depreciation expense includes depreciation on the leased manufacturing building of approximately $514,000, which is included in research and development costs on the Statements of Operations. During the year ended September 30, 2017, the Company purchased an asset under a lease classified as a capital lease. That asset has a net book value of approximately $16,000 and $21,000 on September 30, 2018 and 2017, respectively. Amortization of the capital lease asset is included in general and administrative expenses on the Statements of Operations.

6.
PATENTS

Patents consisted of the following at September 30:

	2018	2017
Patents	$1,644,759	$1,535,087
Accumulated amortization	(1,386,666)	(1,311,920)

Patents, net	$258,093	$223,167

During the years ended September 30, 2018 and 2017,there was no impairment of patent costs. Amortization expense for the years ended September 30, 2018 and 2017 totaled approximately $75,000 and $40,000, respectively. The total estimated future amortization is as follows:

Years ending September 30,
2019	$42,000
2020	38,000
2021	35,000
2022	31,000
2023	21,000
Thereafter	91,000
$258,000

7. NOTES PAYABLE

During the year ended September 30, 2017, the Company issued two series of convertible notes to individual investors, Series MM and Series NN (the Notes). The Notes had an aggregate principal amount of $1.5 million and $1.2 million, respectively, bore interest at 4% and were originally due on December 22, 2017. At the option of the note holders, the Series MM Notes could be converted into shares of the Company’s common stock at a fixed conversion rate of $1.69 and the Series NN Notes could be converted into shares of the Company’s common stock at a fixed conversion rate of $2.29. The purchasers of the convertible notes also received Series MM and Series NN warrants which allow the purchasers to acquire up to 893,491 and 539,300 shares of the Company’s common stock, respectively. The Series MM warrants are exercisable at a price of $1.86 per share and expire on June 22, 2022. The Series NN warrants are exercisable at a price of $2.52 per share and expire on July 24, 2022.A trust in which Geert Kersten, the Company’s Chief Executive Officer, holds a beneficial interest participated in the offering and purchased a note in the principal amount of $250,000. Patricia B. Prichep, the Company’s Senior Vice President of Operations, participated in the offering and purchased a note in the principal amount of $25,000. Upon issuance, the Company allocated proceeds received to the Notes and warrants on a relative fair value basis. As a result of such allocation, the Company determined the initial carrying value of the Notes to be approximately $1.6 million, the Series MM warrants to be approximately $0.6 million, the Series NN warrants to be approximately $0.5 million, and recorded a debt discount in the amount of approximately $1.1 million.

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

On October 30, 2017, the Company extended the due dates of the Notes from December 22, 2017 to September 21, 20l8, and issued the note holders 583,057 of Series RR Warrants. The Series RR warrants expire on October 30, 2022 and are exercisable at a price of $1.65 per share. These Series RR warrants are classified as equity warrants and are recorded at approximately $0.7 million, the fair value on the date of issuance.

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

On June 11, 2018, all remaining outstanding Series MM and Series NN notes were converted into common stock in accordance with the original agreements resulting in notes in the principal amount of $1,860,000 being converted into 937,804 shares of common stock. As an inducement to convert, the Company issued the note holders 187,562 Series UU warrants The Series UU warrants are exercisable at a fixed price of $2.80 per share, are exercisable on December 11, 2018 and expire on June 11, 2020.  Shares issuable upon the exercise of the warrants are restricted securities unless registered. The Company recognized an expense equal to the fair value of the consideration transferred in the transaction in excess of the fair value of consideration issuable under the original conversion terms. This expense represents the fair value of the Series UU warrants, which was calculated to be approximately $291,000 and is included as interest expense on the statement of operations.

During the year ended September 30, 2018 and including the inducement, note holders converted all outstanding Notes in the principal amount of $2,294,300, into 1,166,105 shares of common stock. During the year ended September 30, 2017, note holders converted Notes in the principal amount of $450,700 into 266,686 shares of common stock. The unamortized debt discount relating to the converted notes was charged to interest expense.

The total debt discount was amortized to interest expense using the effective interest method over the expected term of the Notes. During the years ended September 30, 2018 and 2017, the Company recorded approximately $2.0 million and $0.9 million in interest expense, respectively, relating to the amortization of the debt discount. At September 30, 2017, the remaining debt discount is approximately $1.3 million.

On June 11, 2018, all note holders were given the option to receive the interest accrued on the Notes in cash or in shares converted at $2.80, the fair value of the shares on that date. Accrued interest in the amount of approximately $0.1 million was converted into 28,825 shares of common stock.

8.
INCOME TAXES

At September 30, 2018 and 2017, the Company had net deferred tax assets of $24.8 million and $99.0 million, respectively. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax assets. In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some, or all, of the deferred tax asset will be realized.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income.  Management has considered the history of the Company’s operating losses and believes that the realization of the benefit of the deferred tax assets cannot be reasonably assured.

Pursuant to Section 382 of the Internal Revenue Code, or IRC, annual use of the Company’s net operating loss (NOL) carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company determined that because of various stock issuances used to finance its operations, an ownership change as defined in the provisions of Section 382 of the IRC occurred on February 5, 2018. Such ownership change resulted in annual limitations on the utilization of tax attributes, including NOL carryforwards and tax credits. The Company estimates that $188.9 million of its NOL carryforwards were effectively eliminated under Section 382 for federal income tax purposes. A portion of the remaining NOL carryforwards limited by Section 382 will become available each year. As a result of the Section 382 estimated analysis completed during 2018, the Company has included $18.6 million in the deferred tax asset schedule, which is the deferred tax asset relating to the unlimited portion of the NOL carryforwards. The Company’s Section 382 estimated analysis was completed through September 30, 2018. If additional changes in ownership occur subsequent to year end, additional NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

The Company had federal NOL carryforwards of approximately $18.6 million and $187.8 million at September 30, 2018 and 2017, respectively. The NOL carryforwards begin to expire during the year ended September 30, 2020 and become fully expired by the end of the fiscal year ended 2037. In addition, the Company has a general business credit as a result of the credit for increasing research activities (“R&D credit”) of approximately $1.2 million at September 30, 2018 and 2017.  The R&D credit begins to expire during the year ended September 30, 2020 and becomes fully expired during the fiscal year ended 2029.

Significant components of the Company’s deferred tax assets as of September 30, 2018 and 2017 are listed below:
	2018	2017

NOL carryforwards	$5,052,000	$70,752,000
R&D credit	1,221,000	1,221,000
Stock-based compensation	3,097,000	6,292,000
Capitalized R&D	15,518,000	21,160,000
Vacation and other	544,000	121,000
Total deferred tax assets	25,432,000	99,546,000

Fixed assets and intangibles	(634,000)	(523,000)
Total deferred tax liability	(634,000)	(523,000)

Net deferred tax asset	24,798,000	99,023,000
Valuation allowance	(24,798,000)	(99,023,000)
Ending Balance	$-	$-

The Company has no federal or state current or deferred tax expense or benefit.  The Company’s effective tax rate differs from the applicable federal statutory tax rate.  The reconciliation of these rates is as follows at for the years ended September 30:

	2018	2017

Federal Rate	24.28%	34.00%
Federal rate change	(88.94)	-
State tax rate, net of federal benefit	4.47	6.44
State tax rate change	-	(3.91)
Net operating loss – write-off	(161.21)	-
Other adjustments	(5.95)	(3.39)
Permanent differences	(5.79)	25.49
Change in valuation allowance	233.14	(58.63)

Effective tax rate	0.00%	0.00%

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes,” which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more likely than not that the position will be sustained.  The Company has elected to reflect any tax penalties or interest resulting from tax assessments on uncertain tax positions as a component of tax expense.  The Company has generated federal net operating losses in tax years ending September 30, 1998 through 2017.  These years remain open to examination by the major domestic taxing jurisdictions to which the Company is subject.

On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the "Act" or "Tax Reform"). Among other changes, the Act reduces the current corporate federal income tax rate from 35% to 21% effective January 1, 2018. As deferred tax assets and deferred tax liabilities are measured using the tax rates expected to apply to taxable income in the years during which the temporary differences are anticipated to be recovered or settled, the Company determined that it was necessary to revalue its deferred tax assets and deferred tax liabilities as of December 31, 2017.

9.
STOCK COMPENSATION

The Company recognized the following expenses for options issued or vested and restricted stock awarded during the year:

	Year Ended September 30,
	2018	2017
Employees	$2,743,267	$1,380,500
Non-employees	$530,736	$232,847

Stock compensation expenses were recorded as general and administrative expense. During the years ended September 30, 2018 and 2017, non-employee stock compensation excluded approximately $207,000 and $45,000, respectively, for future services to be performed (Note 12).

During the years ended September 30, 2018 and 2017 the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

	2018	2017
Expected stock price volatility	89.90 – 94.32%	88.54 – 90.67%
Risk-free interest rate	2.30 – 3.04%	2.18 – 2.29%
Expected life of options	9.67 – 9.70 Years	9.69 – 10 Years
Expected dividend yield	-	-

Non-Qualified Stock Option Plans – At September 30, 2018, the Company has collectively authorized the issuance of 3,387,200 shares of common stock under its Non-Qualified Stock Option Plans. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options were determined by the Company’s Compensation Committee, which administers the plans. The Company’s employees, directors, officers, and consultants or advisors are eligible to be granted options under the Non-Qualified Stock Option Plans.

Incentive Stock Option Plans – At September 30, 2018, the Company had collectively authorized the issuance of 138,400 shares of common stock under its Incentive Stock Option Plans. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options were determined by the Company’s Compensation Committee, which administers the plans. Only the Company’s employees are eligible to be granted options under the Incentive Stock Option Plans.

Activity in the Company’s Non-Qualified and Incentive Stock Option Plans for the two years ended September 30, 2018 is summarized as follows:

Non-Qualified and Incentive Stock Option Plans
	Outstanding				Exercisable
			Weighted				Weighted
		Weighted	Ave	Aggregate		Weighted	Ave	Aggregate
	Number of	Average	Remaining Contractual	Intrinsic	Number of	Average	Remaining Contractual	Intrinsic
	Shares	Exercise Price	Term (Years)	Value	Shares	Exercise Price	Term (Years)	Value

Outstanding at September 30, 2016	343,575	$59.22	5.35	$0	232,931	$66.28	4.76	$0
Vested					63,812	$18.45
Granted (a)	932,825	$2.17
Exercised
Forfeited	15,795	$9.46
Expired	20,761	$88.80			20,761	$88.80
Cancelled

Outstanding at September 30, 2017	1,239,844	$16.44	8.50	$1,400	275,982	$53.53	4.91	$0
Vested					334,111	$7.63
Granted	1,958,108	$2.50
Exercised
Forfeited	5,426	$3.79
Expired	32,399	$67.73			32,399	$67.73
Cancelled

Outstanding at September 30, 2018	3,160,127	$7.30	8.88	$4,761,973	577,694	$26.18	6.74	$604,763

(a)
Includes 20,000 stock options granted to consultants

A summary of the status of the Company’s non-vested options for the two years ended September 30, 2018 is presented below:
	Number of Options	Weighted Average Grant Date Fair Value
Unvested at October 1, 2016	110,644	$36.96
Vested	(63,812)
Granted	932,825
Forfeited	(15,795)
Unvested at September 30, 2017	963,862	$4.91
Vested	(334,111)
Granted	1,958,108
Forfeited	(5,426)
Unvested at September 30, 2018	2,582,433	$2.48

Incentive Stock Bonus Plan – Up to 640,000 shares are authorized under the 2014 Incentive Stock Bonus Plan. The shares will only be earned upon the achievement of certain milestones leading to the commercialization of the Company’s Multikine technology, or specified increases in the market price of the Company’s stock. If the performance or market criteria are not met as specified in the Incentive Stock Bonus Plan, all or a portion of the awarded shares will be forfeited. The fair value of the shares on the grant date was calculated using the market value on the grant-date for issuances where the attainment of performance criteria is likely and using a Monte Carlo simulation for issuances where the attainment of performance criteria is uncertain. The grant date fair value of shares issued that remain outstanding as of September 30, 2018 was approximately $8.6 million. The total value of the shares, if earned, is being expensed over the requisite service periods for each milestone, provided the requisite service periods are rendered, regardless of whether the market conditions are met. No compensation cost is recognized for awards where the requisite service period is not rendered. During the years ended September 30, 2018 and 2017, the Company recorded expense relating to the issuance of restricted stock pursuant to the plan of approximately $1.4 million and $633,000, respectively. At September 30, 2018, the Company has unrecognized compensation expense of approximately $1.0 million which is expected to be recognized over a weighted average period of 3.3 years.

A summary of the status of the Company’s restricted common stock issued from the Incentive Stock Bonus Plan for the two years ended September 30, 2018 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested at September 30, 2016	604,000	$13.75
Vested	(136,000)
Unvested at September 30, 2017	468,000	$13.75
Vested	(156,000)
Unvested at September 30, 2018	312,000	$13.75

Stock Bonus Plans – At September 30, 2018, the Company was authorized to issue up to 783,760 shares of common stock under its Stock Bonus Plans. All employees, directors, officers, consultants, and advisors are eligible to be granted shares. As of September 30, 2018, the Company has issued a total of 297,230 shares of common stock from the Stock Bonus Plans.

Stock Compensation Plans – At September 30, 2018, 134,000 shares were authorized for use in the Company’s Stock Compensation Plans. During the years ended September 30, 2018, and 2017, zero and 23,202 shares, respectively, were issued from the Stock Compensation Plans to consultants for payment of services at a cost of approximately $0 and $60,000, respectively. During the year ended September 30, 2018 and 2017, 3,000 and 13,000 shares, respectively, were issued to employees and directors from the Stock Compensation Plans as part of their compensation at a cost of approximately $4,000 and $24,000, respectively. As of September 30, 2018, the Company has issued 118,590 shares of common stock from the Stock Compensation Plans.

10.
EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code, subject to the Employee Retirement Income Security Act of 1974, as amended, and covering substantially all Company employees. Each participant’s contribution is matched by the Company with shares of common stock that have a value equal to 100% of the participant’s contribution, not to exceed the lesser of $10,000 or 6% of the participant’s total compensation. The Company’s contribution of common stock is valued each quarter based upon the closing bid price of the Company’s common stock. During the year ended September 30, 2018, 93,640 shares were issued to the Company’s 401(k) plan for a cost of approximately $145,000. During the year ended September 30, 2017, 79,941 shares were issued to the Company’s 401(k) plan for a cost of approximately $151,000.

11.
COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In March 2013, the Company entered into an agreement with Aptiv Solutions to provide certain clinical research services in accordance with a master service agreement. The Company will reimburse Aptiv for costs incurred. The agreement required the Company to make $600,000 in advance payments which were being credited against future invoices in $150,000 annual increments through December 2017. As of September 30, 2018, all advance payments have been expensed.

In April 2013, the Company entered into a co-development and revenue sharing agreement with Ergomed. Under the agreement, Ergomed will contribute up to $10 million towards the Company’s Phase III clinical study in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount. In October 2015, the Company entered into a second co-development and revenue sharing agreement with Ergomed for an additional $2 million, for a total of $12 million. The Company accounted for the co-development and revenue sharing agreement in accordance with ASC 808 “Collaborative Arrangements”. The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.” Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its Statements of Operations. Since the Company entered into the co-development and revenue sharing agreement with Ergomed, it has incurred research and development expenses of approximately $28.1 million related to Ergomed’s services. This amount is net of Ergomed’s discount of approximately $9.4 million. During the years ended September 30, 2018 and 2017, the Company recorded, approximately $3.1 million and $5.8 million, respectively, as research and development expense related to Ergomed’s services. These amounts were net of Ergomed’s discount of approximately $1.0 and $2.1 million during the years ended September 30, 2018 and 2017, respectively.

In October 2013, the Company entered into two co-development and profit sharing agreements with Ergomed.  One agreement supported the Phase 1 study conducted at UCSF for the development of Multikine as a potential treatment for peri-anal warts in HIV/HPV co-infected men and women.  The other agreement focuses on the development of Multikine as a potential treatment for cervical dysplasia in HIV/HPV co-infected women. Ergomed will assume up to $3 million in clinical and regulatory costs for each study.

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

Because the terms of the original lease agreements required the Company to be responsible for cost overruns, if there had been any, but of which there were none, the Company was deemed to be the owner of the building for accounting purposes under the build-to-suit guidance in ASC 840-40-55. In addition to the tenant improvements the Company incurred and capitalized on its balance sheet, the Company recorded an asset for tenant-directed improvements and for the costs paid by the lessor to purchase the building and to perform improvements, as well as a corresponding liability for the landlord costs. Upon completion of the improvements, the Company did not meet the “sale-leaseback” criteria under ASC 840-40-25, Accounting for Leases, Sale-Leaseback Transactions, and therefore, treated the lease as a financing obligation. Therefore, the asset and corresponding liability were not derecognized.

As of September 30, 2018 and 2017, the leased building asset has a net book value of approximately $16.1 million and $16.6 million, respectively, and the landlord liability has a balance of $13.4 million and $13.2 million, respectively. The leased asset is being depreciated using a straight line method of the 20 year lease term to a residual value. The landlord liability is being amortized over the 20 years using the effective interest method.

The Company was required to deposit the equivalent of one year of base rent in accordance with the San Tomas lease. When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company. The approximate $1.7 million deposit is included in non-current assets on September 30, 2018 and 2017.

Approximate future minimum lease payments under the San Tomas lease as of September 30, 2018 are as follows:

Years ending September 30,
2019	$1,808,000
2020	1,872,000
2021	1,937,000
2022	2,004,000
2023	2,073,000
Thereafter	11,685,000
Total future minimum lease obligation	21,379,000
Less: imputed interest on financing obligation	(7,999,000)
Net present value of lease financing obligation	$13,380,000

The Company subleases a portion of its rental space on a month to month term lease, which requires a 30 day notice for termination. The sublease rent for the years ended September 30, 2018 and 2017 was approximately $71,000 and $69,000, respectively.

The Company leases its research and development laboratory under a 60 month lease which expires February 28, 2022. The operating lease includes escalating rental payments. The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate of approximately $13,000 per month. As of September 30, 2018 and 2017, the Company has recorded a deferred rent liability of approximately $12,000 and $5,000, respectively.

The Company leases its office headquarters under a 60 month lease which expires June 30, 2020. The operating lease includes escalating rental payments. The Company is recognizing the related rent expense on a straight line basis over the full 60 month term of the lease at the rate approximately $8,000 per month. As of September 30, 2018 and 2017, the Company has recorded a deferred rent liability of approximately $14,000 and $18,000, respectively.

The Company leases office equipment under a capital lease arrangement. The term of the capital lease is 60 months and it expires on October 31, 2021. The monthly lease payment is $505. The lease bears annual interest at approximately 6.25%.

Approximate future minimum annual lease payments due under non-cancelable operating leases, excluding the San Tomas lease, for the years ending after September 30, 2018 are as follows:

Years ending September 30,
2019	$258,000
2020	238,000
2021	163,000
2022	69,000
Thereafter	-
Total future minimum lease obligation	$728,000

Rent expense, for the years ended September 30, 2018 and 2017, excluding the rent paid on the San Tomas lease, was approximately $253,000 and $245,000, respectively.

Vendor Obligations

Further, the Company has contingent obligations with vendors for work that will be completed in relation to the Phase 3 trial. The timing of these obligations cannot be determined at this time. CEL-SCI estimates it will incur additional expenses of approximately $8.4 million for the remainder of the Phase 3 clinical trial. It should be noted that this estimate is based only on the information currently available in CEL-SCI’s contracts with the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g. the manufacturing of the drug.

12.  RELATED PARTY TRANSACTIONS

On August 13, 2018, four officers of the Company (Geert Kersten, Patricia Prichep, Daniel Zimmerman and John Cipriano) purchased 463,855 restricted shares of the Company’s common stock from the Company for $385,000, or $0.83 per share. The shares are subject to the conditions of Rule 144 under the Securities Act of 1933.

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
On July 24, 2017, the Company issued convertible notes (Series NN Notes) in the aggregate principal amount of $1.2 million to 12 individual investors. A trust in which Geert Kersten, the Company’s Chief Executive Officer, holds a beneficial interest participated in the offering and purchased a note in the principal amount of $250,000. Patricia B. Prichep, the Company’s Senior Vice President of Operations, participated in the offering and purchased a note in the principal amount of $25,000. The terms of the trust’s Note and Ms. Prichep’s Note were identical to the other participants. The number of shares of the Company’s common stock issued upon conversion would be determined by dividing the principal amount to be converted by $2.29, which would result in the issuance of 109,170 shares to the trust and 10,917 shares to Ms. Prichep upon conversion. Along with the other purchasers of the convertible notes, the trust and Ms. Prichep also received Series NN warrants to purchase up to 109,170 and 10,917 shares, respectively, of the Company’s common stock. The Series NN warrants are exercisable at a fixed price of $2.52 per share and expire on July 24, 2022. Shares issuable upon the exercise of the notes and warrants were restricted securities unless registered. The shares were registered effective September 1, 2017.

On October 30, 2017, in consideration for an extension of the maturity date of the Series MM and Series NN convertible notes, the Company issued a total of 583,057 Series RR warrants to the note holders who agreed to the extension. Mr. Kersten, the trust and Ms. Prichep received 73,965, 54,585 and 5,459 Series RR warrants, respectively. The Series RR warrants were classified as equity warrants in accordance with ASC 815 and the fair value of the portion attributable to Mr. Kersten, the trust and Ms. Prichep was calculated to be approximately $151,000 on the date of issuance.

On June 11, 2018, to induce conversion of the Series MM and NN Notes, all note holders, including Mr. Kersten and Ms. Prichep were issued Series UU warrants in an amount equal to 20% of the shares into which the Notes were convertible. This resulted in the issuance of 29,586, 21,834 and 2,183 Series UU warrants to Mr. Kersten, the trust and Ms. Prichep, respectively. The Series UU warrants have an exercise price of $2.80 per share and expired on June 11, 2018. These terms are identical to the other recipients of the Series UU Warrants. At that time, all outstanding Notes were converted, including those held by the related parties. The Company recognized an expense equal to the fair value of the consideration transferred in the transaction in excess of the fair value of consideration issuable under the original conversion terms. The portion of the expense attributed to the fair value of the Series UU warrants issued to Mr. Kersten, the trust and Ms. Prichep was approximately $83,000 and is included as interest expense on the Statement of Operations. The Series UU warrants qualify for equity treatment in accordance with ASC 815.

The Series MM and NN Notes accrued interest at 4%. Upon conversion, the officers elected to receive the accrued interest in shares of common stock instead of cash. On the conversion date, the officers converted approximately $19,000 in accrued interest into 6,930 shares of common stock.

No other interest payments were made to officers during the years ended September 30, 2018 and 2017.

Effective August 31, 2016, the Company issued Maximilian de Clara, the Company’s then President and a director, through the de Clara Trust, 26,000 shares of restricted stock in payment of past services. The de Clara Trust was established by Maximilian de Clara. The shares were issued as follows; 13,000 shares upon his resignation on August 31, 2016 and 13,000 on August 31, 2017. The total value of the shares issued was approximately $176,000, of which approximately $24,000 was expensed during the year ended September 30, 2017.

13.  STOCKHOLDERS’ EQUITY

Sales of Securities

On July 2, 2018, the Company closed on a registered direct offering and concurrent private placement with institutional investors. The Company received net proceeds of approximately $4.7 million. The Company issued approximately 3,900,000 registered shares of common stock at a purchase price of $1.30 per share. Concurrently in a private placement, the Company issued to the investors warrants to purchase up to 3,900,000 shares of its common stock. For each share of common stock purchased in the registered direct offering, the investors in the private placement received an unregistered warrant to purchase one share of common stock. The warrants have an exercise price of $1.75 per share, will be exercisable on January 2, 2019, and will expire on January 2, 2024. The Company also issued 195,000 Series WW warrants to the placement agent. These Series WW warrants have an exercise price of $1.63 per share, will be exercisable on January 2, 2018 and expire on July 2, 2023. The Company allocated the proceeds received to the shares and the warrants on a relative fair value basis. As a result of such allocation, the Company determined the relative fair value of the Series VV warrants to be approximately $1.88 million and the relative fair value of the Series WW warrants to be approximately $0.1 million. The Series VV and WW warrants qualify for equity treatment in accordance with ASC 815.

On February 5, 2018, the Company sold 2,501,145 shares of its common stock at a price of $1.87 per share for total proceeds of approximately $4.7 million. The common stock was restricted until registered. The purchasers of the common stock also received Series TT warrants which allow the purchasers to acquire up to 1,875,860 shares of the Company’s common stock. The warrants are exercisable at a fixed price of $2.24 per share, were exercisable on August 6, 2018 and expire on February 5, 2023. The shares and warrants were registered on February 28, 2018. The Company allocated the proceeds received to the shares and the Series TT warrants on a relative fair value basis. As a result of such allocation, the Company determined the relative fair value of the Series TT warrants to be approximately $1.56 million. The Series TT warrants qualify for equity treatment in accordance with ASC 815.

During the period from issuance through September 30, 2018, 578,983 Series TT Warrants were exercised for total proceeds of approximately $1.3 million.

On December 19, 2017 the Company sold 1,289,478 shares of its common stock at a price of $1.90 per share for total proceeds of approximately $2.45 million. The common stock was restricted until registered. The purchasers of the common stock also received warrants which allow the purchasers to acquire up to 1,289,478 shares of the Company’s common stock. The warrants are exercisable at a fixed price of $2.09 per share, were exercisable on December 20, 2017 and will expire on December 18, 2022. The shares and warrants were registered on January 23, 2018. The Company allocated the proceeds received to the shares and the Series SS warrants on a relative fair value basis. As a result of such allocation, the Company determined the relative fair value of the Series SS warrants to be approximately $1.0 million. The Series SS warrants qualify for equity treatment in accordance with ASC 815.

During the period from issuance through September 30, 2018, 328,948 Series SS warrants were exercised for total proceeds of approximately $0.7 million.

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

Other Equity Transactions

Periodically, the Company has entered into Securities Purchase Agreements with Ergomed plc, one of the Company’s Clinical Research Organizations responsible for managing the Company’s Phase 3 clinical trial, to facilitate a partial payment of the accounts payable balances due Ergomed. Under the Agreements, the Company issued Ergomed shares of common stock as a forbearance fee in exchange for Ergomed’s agreement to provisionally forbear collection of the payables in an amount equal to the net proceeds from the resales of the shares issued to Ergomed. Upon issuance, the Company expenses the full value of the shares as interest expense and subsequently offsets the expense as amounts are realized through the resale by Ergomed and reduces accounts payable to Ergomed. During the year ended September 30, 2018, the Company issued Ergomed 2,260,000 shares valued at approximately $5.5 million. During the year ended September 30, 2017, the Company issued Ergomed 480,000 shares valued at approximately $1.3 million. During the years ended September 30, 2018 and 2017, Ergomed credited the Company approximately $3.2 million and $0.1 million for the resale of shares. As a result, the Company has recorded a net interest expense of $2.3 million and $1.2 million for the years ended September 30, 2018 and 2017, respectively. As of September 30, 2018, Ergomed holds 918,900 shares and may resell the shares or return the shares to the Company for cancellation until December 31, 2018. As of September 30, 2017, Ergomed held 415,208 shares, all of which were resold during the year ended September 30, 2018.

14.
FAIR VALUE MEASUREMENTS

In accordance with the provisions of ASC 820, “Fair Value Measurements,” the Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company generally applies the income approach to determine fair value. This method uses valuation techniques to convert future amounts to a single present amount. The measurement is based on the value indicated by current market expectations with respect to the future amounts.

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

The table below sets forth the liabilities measured at fair value on a recurring basis, by input level, on the balance sheet at September 30, 2018:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative Instruments	$33	$-	$9,317,031	$9,317,064

The table below sets forth the liabilities measured at fair value on a recurring basis, by input level, on the balance sheet at September 30, 2017:

	Quoted Prices in Active Markets for Identical Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative Instruments	$32,773	$-	$2,020,629	$2,053,402

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3), as of September 30:

	2018	2017
Beginning balance	$2,020,629	$5,283,573
Issuances	-	4,665,683
Exercises	(595,780)	-
Net realized and unrealized derivative loss (gain)	7,892,182	(7,928,627)
Ending balance	$9,317,031	$2,020,629

The fair values of the Company’s derivative instruments disclosed above under Level 3 are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock as well as U.S. Treasury Bill rates are observable in active markets. At September 30, 2018, the Company’s Level 3 derivative instruments have a weighted average fair value of $1.50 per share and a weighted average exercise price of $8.50 per share. Fair values were determined using a weighted average risk free interest rate of 2.68% and 121% volatility. The instruments have a weighted average time to maturity of 2.3 years. At September 30, 2017, the Company’s Level 3 derivative instruments have a weighted average fair value of $0.29 per share and a weighted average exercise price of $5.41 per share. Fair values were determined using a weighted average risk free interest rate of 1.85% and 80% volatility. The instruments have a weighted average time to maturity of 4.55 years.

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations:

	Year ended September 30,
	2018	2017
Loss per share - basic
Net loss available to common shareholders - basic	$(31,851,573)	$(14,427,055)
Weighted average shares outstanding - basic	17,004,722	7,891,843
Basic loss per common share	$(1.87)	$(1.83)
Loss per share - diluted
Net loss available to common shareholders - basic	$(31,851,573)	$(14,427,055)
Gain on derivatives (1)	-	(677,287)
Net loss available to common shareholders - diluted	$(31,851,573)	$(15,104,342)
Weighted average shares outstanding - basic	17,004,722	7,891,843
Incremental shares underlying dilutive "in the money" warrants (1)	-	10,804
Weighted average shares outstanding - diluted	17,004,722	7,902,647
Diluted loss per common share	$(1.87)	$(1.91)
(1) Includes series GG & II for the year ended September 30, 2017

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

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net loss per share excludes the following dilutive securities because their inclusion would have been anti-dilutive as of September 30:

	2018	2017
Options and Warrants	11,794,603	2,538,130
Convertible Debt	-	1,166,106
Unvested Restricted Stock	312,000	604,000
Total	12,106,603	4,308,236

16. SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has reviewed subsequent events through the date of the filing.

SIGNATURES

In accordance with Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 19th day of December 2018.

CEL-SCI CORPORATION

By:	/s/ Geert Kersten
Name Geert Kersten
Title Chief Executive Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geert R. Kersten	Chief Executive, Principal Accounting, Principal Financial Officer and a Director	December 19, 2018
Geert R. Kersten

/s/ Peter R. Young	Director	December 19, 2018
Peter R Young

/s/ Bruno Baillavoine	Director	December 19, 2018
Bruno Baillavoine

/s/ Robert Watson	Director	December 19, 2018
Robert Watson