Form 10-Q
period 2018-12-31
CEL SCI CORP
filed 2019-02-14
CIK 725363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018
OR

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

Class of Stock	No. Shares Outstanding	Date
Common	29,567,053	February 13, 2019

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	DECEMBER 31,	SEPTEMBER 30,
ASSETS	2018	2018

Current Assets:
Cash and cash equivalents	$6,682,205	$10,310,044
Receivables	128,762	118,657
Prepaid expenses	433,783	364,622
Inventory used for R&D and manufacturing	682,525	645,238

Total current assets	7,927,275	11,438,561

Plant, property and equipment, net	16,082,143	16,218,851
Patent costs, net	252,882	258,093
Deposits	1,670,917	1,670,917

Total Assets	$25,933,217	$29,586,422

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$4,903,189	$5,743,913
Accrued expenses	77,710	205,310
Due to employees	896,833	764,941
Derivative instruments, current portion	-	2,498,606
Other current liabilities	13,769	14,029

Total current liabilities	5,891,501	9,226,799

Derivative instruments, net of current portion	3,760,758	6,818,458
Lease liability	13,414,185	13,379,962
Deferred income	126,795	126,795
Other liabilities	32,126	33,492

Total liabilities	23,225,365	29,585,506

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value-200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized;
27,843,327 and 28,034,487 shares issued and outstanding
at December 31, 2018 and September 30, 2018, respectively	278,435	280,346
Additional paid-in capital	332,775,129	331,312,184
Accumulated deficit	(330,345,712)	(331,591,614)

Total stockholders' equity	2,707,852	916

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,933,217	$29,586,422

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2018 and 2017
(UNAUDITED)

	2018	2017

Grant income	$126,414	$96,315

Operating Expenses:
Research and development	3,132,188	2,326,014
General & administrative	2,028,688	2,699,313

Total operating expenses	5,160,876	5,025,327

Operating loss	(5,034,462)	(4,929,012)

Other income	17,911	17,582

Gain (loss) on derivative instruments	5,556,306	(958,230)

Other non-operating gains	1,152,176	746,701

Interest expense, net	(446,029)	(1,064,871)

Net income (loss) available to common shareholders	$1,245,902	$(6,187,830)

Net income (loss) per common share
BASIC	$0.04	$(0.53)
DILUTED	$0.02	$(0.53)

Weighted average common shares outstanding
BASIC	27,985,327	11,636,730
DILUTED	29,929,353	11,636,730

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2018 and 2017
(UNAUDITED)

	2018	2017

Net income (loss)	$1,245,902	$(6,187,830)
Adjustments to reconcile net income (loss)to
net cash used in operating activities:
Depreciation and amortization	154,821	155,417
Share-based payments for services	238,904	42,342
Equity based compensation	573,660	1,448,098
Common stock contributed to 401(k) plan	35,241	35,880
(Gain) loss on derivative instruments	(5,556,306)	958,230
Amortization of debt discount	-	611,717
Capitalized lease interest	34,223	43,543
(Increase)/decrease in assets:
Receivables	(10,105)	195,871
Prepaid expenses	(105,685)	3,765
Inventory used for R&D and manufacturing	(37,287)	27,773
Deposits	-	150,000
Increase/(decrease) in liabilities:
Accounts payable	(734,770)	(286,984)
Accrued expenses	(127,600)	33,344
Due to employees	131,892	152,920
Other liabilities	(369)	3,056

Net cash used in operating activities	(4,157,479)	(2,612,858)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(6,132)	-
Expenditures for patent costs	(66,131)	(959)

Net cash used in investing activities	(72,263)	(959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	-	2,425,000
Payments of stock issuance costs	(46,599)	(35,605)
Proceeds from exercises of warrants	649,753	-
Payments on obligations under capital lease	(1,251)	(2,282)

Net cash provided by financing activities	601,903	2,387,113

NET DECREASE IN CASH AND CASH EQUIVALENTS	(3,627,839)	(226,704)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,310,044	2,369,438

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,682,205	$2,142,734

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2018 and 2017

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2018	2017
Capitalizable patent costs included in accounts payable	$-	$6,967
Capital lease obligation included in accounts payable	$421	$790
Prepaid consulting services paid with issuance of common stock	$(36,524)	$(16,935)
Notes payable converted into common shares	$-	$75,000

Cash paid for interest expense	$448,486	$433,707

See notes to condensed financial statements.

CEL-SCI CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2018 AND 2017 (UNAUDITED)

A.
BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of CEL-SCI Corporation (the Company) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, these interim condensed financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10-K for the year ended September 30, 2018.

In the opinion of management, the accompanying unaudited condensed financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company’s financial position as of December 31, 2018 and the results of its operations for the three months then ended. The condensed balance sheet as of September 30, 2018 is derived from the September 30, 2018 audited financial statements. Significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the three months ended December 31, 2018 and 2017 are not necessarily indicative of the results to be expected for the entire year.

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

Summary of Significant Accounting Policies:

Research and Office Equipment and Leasehold Improvements – The leased manufacturing facility is recorded at total project costs incurred and is depreciated over the 20-year useful life of the building. Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Repairs and maintenance which do not extend the life of the asset are expensed when incurred. The fixed assets are reviewed on a quarterly basis to determine if any of the assets are impaired.

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

Research and Development Costs - Research and development costs are expensed as incurred. Management accrues Clinical Research Organization (“CRO”) expenses and clinical trial study expenses based on services performed and relies on the CROs to provide estimates of those costs applicable to the completion stage of a study. Estimated accrued CRO costs are subject to revisions as such studies progress to completion. The Company charges revisions to estimated expense in the period in which the facts that give rise to the revision become known.

Income Taxes - The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.  A full valuation allowance was recorded against the deferred tax assets as of December 31, 2018 and September 30, 2018.

On December 22, 2017, the “Tax Cuts and Jobs Act” (the “Tax Act"), was signed into law by the President of the United States (U.S.). The Tax Act includes significant changes to corporate taxation, including reduction of the U.S. corporate tax rate from 35% to 21%, effective January 1, 2018, limitation of the tax deduction for interest expense to 30% of earnings (except for certain small businesses), limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks. The Company has accounted for the income tax effects of the Act in applying FASB ASC 740 to the current reporting period. Because the Company records a valuation allowance for its entire deferred income tax asset, there was no impact to the amounts reported in the Company’s financial statements resulting from the Tax Act.

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

Stock-Based Compensation – Compensation cost for all stock-based awards is measured at fair value as of the grant date in accordance with the provisions of ASC 718 “Compensation – Stock Compensation.” The fair value of stock options is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires various judgmental assumptions including volatility and expected option life. The stock-based compensation cost is recognized on the straight-line allocation method as expense over the requisite service or vesting period.

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

New Accounting Pronouncements

In June 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-07, Compensation—Stock Compensation (Topic 718), (“ASU 2018-7”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. An entity should apply the requirements of Topic 718 to nonemployee awards except for specific guidance on inputs to an option pricing model and the attribution of cost. Under current GAAP, non-employee share-based payment awards are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever can be more reliably measured. Under ASU 2018-07, non-employee share-based payments would be measured at the grant-date fair value of the equity instruments an entity is obligated to issue when the good has been delivered or the service has been rendered and any other conditions necessary to earn the right to benefit from the instruments have been satisfied. Under current GAAP, the measurement date for equity classified non-employee share-based payment awards is the earlier of the date at which a commitment for performance by the counterparty is reached or the date at which the counterparty’s performance is complete. Under ASU 2018-07, equity-classified nonemployee share-based payment awards are measured at the grant date. The definition of the term grant date is amended to generally state the date at which a grantor and a grantee reach a mutual understanding of the key terms and conditions of a share-based payment award. The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than an entity’s adoption date of Topic 606. An entity should only remeasure liability-classified awards that have not been settled by the date of adoption and equity classified awards for which a measurement date has not been established through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. Upon transition, the entity is required to measure these non-employee awards at fair value as of the adoption date. The entity must not remeasure awards that are completed. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position and results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases, which will require most leases (except of leases with terms of less than one year) to be recognized on the balance sheet as an asset and a lease liability. Leases will be classified as an operating lease or a financing lease. Operating leases are expensed using the straight-line method whereas financing leases will be treated similarly to a capital lease under the current standard. The new standard will be effective for annual and interim periods, within those fiscal years, beginning after December 15, 2018, but early adoption is permitted. The new standard must be presented using the modified retrospective method beginning with the earliest comparative period presented. The Company is currently evaluating the effect of the new standard on its financial statements and related disclosures.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

B.
OPERATIONS AND FINANCING

The Company has incurred significant costs since its inception for the acquisition of certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities, and clinical trials.  The Company has funded such costs with proceeds from loans and the public and private sale of its common stock.  The Company will be required to raise additional capital or find additional long-term financing to continue with its research efforts.  To date, the Company has not generated any revenue from product sales. Thus, the Company has been dependent upon the proceeds from the sale of its securities to meet all its liquidity and capital requirements and anticipates having to do so in the future. During the three months ended December 31, 2018, the Company received net proceeds of approximately $0.6 million from the exercise of warrants. The ability of the Company to complete the necessary clinical trials and obtain US Food & Drug Administration (FDA) approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

The Company is currently in the final stages of its large multi-national Phase 3 clinical trial for head and neck cancer with its partners TEVA Pharmaceuticals and Orient Europharma. To finance the study beyond the next twelve months, the Company plans to raise additional capital in the form of corporate partnerships, debt issuances and/or equity financings. The Company believes that it will be able to obtain additional financing because it has done so consistently in the past and because Multikine is a product in the Phase 3 clinical trial stage. However, there can be no assurance that the Company will be successful in raising additional funds on a timely basis or that the funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of money, it may have to curtail its operations until it can raise the required funding.

The financial statements have been prepared assuming the Company will continue as a going concern, but due to the Company’s recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has incurred expenses of approximately $52.6 million as of December 31, 2018 on direct costs for the Phase 3 clinical trial. The Company estimates it will incur additional expenses of approximately $6.4 million for the remainder of the Phase 3 clinical trial. This estimate is based only on the information currently available in the Company’s contracts with the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., the manufacturing of the drug. This number may be affected by the rate of death accumulation in the study, foreign currency exchange rates, and many other factors, some of which cannot be foreseen today. It is therefore possible that the cost of the Phase 3 clinical trial will be higher than currently estimated.

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

C.
STOCKHOLDERS’ EQUITY

Stock options, stock bonuses and compensation granted by the Company as of December 31, 2018 are as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Options Plans	138,400	123,558	N/A	385
Non-Qualified Stock Option Plans	3,387,200	3,034,669	N/A	311,426
Stock Bonus Plans	783,760	N/A	309,509	474,218
Stock Compensation Plan	134,000	N/A	118,590	15,410
Incentive Stock Bonus Plan	640,000	N/A	624,000	16,000

Stock options, stock bonuses and compensation granted by the Company as of September 30, 2018 are as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	138,400	123,558	N/A	385
Non-Qualified Stock Option Plans	3,387,200	3,036,569	N/A	309,526
Bonus Plans	783,760	N/A	297,230	486,497
Stock Compensation Plan	134,000	N/A	118,590	15,410
Incentive Stock Bonus Plan	640,000	N/A	624,000	16,000

Stock option activity:

	Three Months Ended December 31,
	2018	2017
Granted	500	10,300
Expired	2,400	17,523
Forfeited	-	809

Stock-Based Compensation Expense

	Three months Ended December 31,
	2018	2017
Employees	$573,660	$1,448,098
Non-employees	$238,904	$42,342

Employee compensation expense includes the expense related to options issued or vested and restricted stock. Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of their service contracts. Stock based compensation expense is included in general and administrative expenses on the statements of operations.

Warrants and Non-Employee Options

The following chart represents the warrants and non-employee options outstanding at December 31, 2018:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrants	Exercise Price	Expiration Date	Reference
Series N	8/18/2008	85,339	$3.00	2/18/2020	*
Series V	5/28/2015	810,127	$19.75	5/28/2020	*
Series UU	6/11/2018	187,562	$2.80	6/11/2020	*
Series W	10/28/2015	688,930	$16.75	10/28/2020	*
Series X	1/13/2016	120,000	$9.25	1/13/2021	*
Series Y	2/15/2016	26,000	$12.00	2/15/2021	*
Series ZZ	5/23/2016	20,000	$13.75	5/18/2021	*
Series BB	8/26/2016	16,000	$13.75	8/22/2021	*
Series Z	5/23/2016	264,000	$13.75	11/23/2021	*
Series FF	12/8/2016	68,048	$3.91	12/1/2021	*
Series CC	12/8/2016	680,480	$5.00	12/8/2021	*
Series HH	2/23/2017	20,000	$3.13	2/16/2022	*
Series AA	8/26/2016	200,000	$13.75	2/22/2022	*
Series JJ	3/14/2017	30,000	$3.13	3/8/2022	*
Series LL	4/30/2017	26,398	$3.59	4/30/2022	*
Series MM	6/22/2017	893,491	$1.86	6/22/2022	*
Series NN	7/24/2017	539,300	$2.52	7/24/2022	*
Series OO	7/31/2017	60,000	$2.52	7/31/2022	*
Series QQ	8/22/2017	3,500	$2.50	8/22/2022	*
Series GG	2/23/2017	200,000	$3.00	8/23/2022	*
Series II	3/14/2017	216,500	$3.00	9/14/2022	*
Series RR	10/30/2017	555,370	$1.65	10/30/2022	*
Series KK	5/3/2017	213,870	$3.04	11/3/2022	*
Series SS	12/19/2017	807,898	$2.09	12/18/2022	2
Series TT	2/5/2018	1,210,827	$2.24	2/5/2023	2
Series PP	8/28/2017	112,500	$2.30	2/28/2023	2
Series WW	7/2/2018	195,000	$1.63	6/28/2023	*
Series VV	7/2/2018	3,900,000	$1.75	1/2/2024	*
Consultants	7/1/16 - 7/28/17	28,000	$2.18-$11.50	6/30/2019- 7/27/2027	3

* No current period changes to these warrants

1.
Derivative Liabilities

The table below presents the fair value of the warrant liabilities at the balance sheet dates:

	December 31, 2018	September 30, 2018
Series S warrants	$-	$33
Series V warrants	214,104	770,436
Series W warrants	372,231	999,081
Series Z warrants	283,646	487,767
Series ZZ warrants	19,892	34,215
Series AA warrants	223,255	380,474
Series BB warrants	16,346	28,456
Series CC warrants	1,114,118	1,779,724
Series DD warrants	-	1,249,287
Series EE warrants	-	1,249,287
Series FF warrants	119,859	188,921
Series GG warrants	394,446	607,228
Series HH warrants	37,865	58,816
Series II warrants	429,546	660,135
Series JJ warrants	57,180	88,642
Series KK warrants	428,835	656,930
Series LL warrants	49,435	77,632
Total warrant liabilities	$3,760,758	$9,317,064

The table below presents the gains / (losses) on the warrant liabilities for the three months ended December 31:

	2018	2017
Series S warrants	$33	$13,068
Series V warrants	556,332	(98,313)
Series W warrants	626,850	(129,467)
Series Z warrants	204,121	(55,535)
Series ZZ warrants	14,323	(3,343)
Series AA warrants	157,219	(47,360)
Series BB warrants	12,110	(2,631)
Series CC warrants	665,606	(196,821)
Series DD warrants	1,249,287	5,483
Series EE warrants	1,249,287	5,483
Series FF warrants	69,062	(18,047)
Series GG warrants	212,782	(115,132)
Series HH warrants	20,951	(5,662)
Series II warrants	230,589	(178,806)
Series JJ warrants	31,462	(8,542)
Series KK warrants	228,095	(115,027)
Series LL warrants	28,197	(7,578)
Net gain (loss) on warrant liabilities	$5,556,306	$(958,230)

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

Expiration of Derivative Liabilities

On December 10, 2018, 1,360,960 Series DD and 1,360,960 Series EE warrants, with an exercise price of $4.50 expired.

On October 11, 2018, 327,729 Series S warrants, with an exercise price of $31.25 expired.

2.
Changes in Equity Warrants

Exercise of Equity Warrants

The following chart lists the warrants that were exercised and the proceeds received during the three months ended December 31, 2018. No warrants were exercised during the three months ended December 31, 2017.

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series PP	60,000	$2.30	$138,000
Series SS	152,632	$2.09	$319,001
Series TT	86,050	$2.24	$192,752
	298,682		$649,753

Expiration of Equity Warrants

No equity warrants expired during the three months ended December 31, 2018.

3.
Options and Shares Issued to Consultants

The Company typically enters into consulting arrangements in exchange for common stock or stock options. During the three months ended December 31, 2018 and 2017, respectively, the Company issued 62,784 and 13,705 shares of restricted common stock. The weighted average grant value of the shares issued to consultants was $3.22 and $1.85 during the three months ended December 31, 2018 and 2017, respectively. The aggregate values of the issuances of restricted common stock and common stock options are recorded as prepaid expenses and are charged to general and administrative expenses over the periods of service.

During the three months ended December 31, 2018 and 2017, the Company recorded total expense of approximately $239,000 and $42,000, respectively, relating to these consulting agreements. At December 31, 2018 and September 30, 2018, approximately $171,000 and $207,000, respectively, are included in prepaid expenses. During the three months ended December 31, 2018 and 2017, 2,400 and 2,000 options respectively were issued to consultants as payment for services rendered. As of December 31, 2018, 28,000 options issued to consultants remained outstanding, all of which were issued from the Non-Qualified Stock Option plans and are fully vested.

4.
Securities Purchase Agreement

Periodically, the Company has entered into Securities Purchase Agreements with Ergomed plc, one of the Company’s Clinical Research Organizations responsible for managing the Company’s Phase 3 clinical trial, to facilitate a partial payment of the amounts due Ergomed. Under the Agreements, the Company issued Ergomed shares of common stock as a forbearance fee in exchange for Ergomed’s agreement to provisionally forbear collection of the payables in an amount equal to the net proceeds from the resales of the shares issued to Ergomed. Upon issuance, the Company expenses the full value of the shares as Other Non-Operating Gain/Loss and subsequently offsets the expense as amounts are realized through the resale by Ergomed and reduces accounts payable to Ergomed. During the quarters ended December 31, 2018 and 2017, respectively, the Company realized approximately $1.2 million and $0.7 million through the resale of 353,995 and 415,208 shares and reduced the payables and credited Other Operating Gain by those amounts.

The Security Purchase Agreements expired on December 31, 2018, at which time Ergomed returned all 564,905 unsold shares for cancellation. The par value of those shares was reclassed from Common Stock to Additional Paid -In Capital on the balance sheet. As of January 8, 2019, the Company owed Ergomed, plc for services provided by Ergomed in connection with the Company’s Phase III clinical trial. On January 9, 2019 the Company agreed to issue Ergomed 500,000 restricted shares of the Company’s common stock in payment of the amount the Company owed Ergomed plus future bills payable to Ergomed.

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

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at December 31, 2018:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$-	$-	$3,760,758	$3,760,758

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at September 30, 2018:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$33	$-	$9,317,031	$9,317,064

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the three months ended December 31, 2018 and the year ended September 30, 2018:

	3 months ended	12 months ended
	December 31, 2018	September 30, 2018

Beginning balance	$9,317,031	$2,020,629
Issuances	-	-
Exercises	-	(595,780)
Realized and unrealized (gains) and losses	(5,556,273)	7,892,182
Ending balance	$3,760,758	$9,317,031

The fair values of the Company’s derivative instruments disclosed above under Level 3 are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock, as well as U.S. Treasury Bill rates, are observable in active markets.

E.
COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

Under co-development and revenue sharing agreements with Ergomed, Ergomed agreed to contribute up to $12 million towards the Company’s Phase 3 Clinical Trial in the form of discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount. The Company accounted for the co-development and revenue sharing agreements in accordance with ASC 808 “Collaborative Arrangements”. The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.” Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its Statements of Operations. Since the inception of the agreement with Ergomed, the Company has incurred research and development expenses of approximately $28.8million for Ergomed’s services. This amount is net of Ergomed’s discount of approximately $9.7 million. During the three months ended December 31, 2018 and 2017, the Company recorded, net of Ergomed’s discount, approximately $0.8 million and $0.9 million, respectively, as research and development expense related to Ergomed’s services.

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

The Company was deemed to be the owner of the building for accounting purpose under the build-to-suit guidance in ASC 840-40-55. In addition to tenant improvements the Company incurred, the Company also recorded an asset for tenant-directed improvements and for the costs paid by the lessor to purchase the building and to perform improvements, as well as a corresponding liability for the landlord costs. Upon completion of the improvements, the Company did not meet the “sale-leaseback” criteria under ASC 840-40-25, Accounting for Lease, Sale-Leaseback Transactions, and therefore, treated the lease as a financing obligation. Thus, the asset and corresponding liability were not de-recognized. As of December 31, 2018 and September 30, 2018, the leased building asset has a net book value of approximately $16.0 and $16.1 million, respectively, and the landlord liability has a balance of approximately $13.4. The leased building is being depreciated using a straight-line method over the 20-year lease term to a residual value. The landlord liability is being amortized over the 20 years using the effective interest method. Lease payments allocated to the landlord liability are accounted for as debt service payments on that liability using the finance method of accounting per ASC 840-40-55.

The Company was required to deposit the equivalent of one year of base rent in accordance with the lease. When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company. The approximate $1.7 million deposit is included in non-current assets at December 31, 2018 and September 30, 2018.

Approximate future minimum lease payments under the San Tomas lease as of December 31, 2018 are as follows:

Nine months ending September 30, 2019	$1,360,000
Year ending September 30,
2020	1,872,000
2021	1,937,000
2022	2,004,000
2023	2,073,000
2024	2,145,000
Thereafter	9,540,000
Total future minimum lease obligation	20,931,000
Less imputed interest on financing obligation	(7,517,000)
Net present value of lease financing obligation	$13,414,000

The Company subleases a portion of its rental space on a month-to-month term lease, which requires a 30-day notice for termination. The sublease rental income for each of the three months ended December 31, 2018 and 2017 was approximately $18,000.

The Company leases its research and development laboratory under a 60-month lease which expires February 28, 2022. The operating lease includes escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the full 60-month term of the lease at the rate of approximately $13,000 per month. As of December 31, 2018 and September 30, 2018, the Company has recorded a deferred rent liability of approximately $13,000 and $12,000, respectively.

The Company leases its office headquarters under a 60-month lease which expires June 30, 2020. The operating lease includes escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the full 60-month term of the lease at the rate approximately $8,000 per month. As of December 31, 2018 and September 30, 2018, the Company has recorded a deferred rent liability of approximately $12,000 and $14,000, respectively.

As of December 31, 2018, material contractual obligations, excluding the San Tomas lease, consisting of non-cancelable operating lease payments are as follows:

Nine months ending September 30, 2019	$194,000
Year ending September 30,
2020	238,000
2021	163,000
2022	69,000
Total	$664,000

The Company leases office equipment under a capital lease arrangement. The term of the capital lease is 60 months and expires on October 31, 2021. The monthly lease payment is $505. The lease bears interest at approximately 6.25% per annum.

F.      PATENTS

During the three months ended December 31, 2018 and 2017, no patent impairment charges were recorded. For the three months ended December 31, 2018 and 2017, amortization of patent costs totaled approximately $12,000 and $9,000, respectively. Approximate estimated future amortization expense is as follows:

Nine months ending September 30, 2019	$31,000
Year ending September 30,
2020	39,000
2021	35,000
2022	31,000
2023	21,000
2024	18,000
Thereafter	78,000
Total	$253,000

G.            EARNINGS (LOSS) PER COMMON SHARE

The following tables provide the details of the basic and diluted earnings (loss) per-share computations:

	Three months ended December 31,
	2018	2017
Earnings (loss) per share - basic
Net income (loss) available to common shareholders - basic	$1,245,902	$(6,187,830)
Weighted average shares outstanding - basic	27,985,327	11,636,730
Basic earnings (loss) per common share	$0.04	$(0.53)

Earnings (loss) per share - diluted
Net income (loss) available to common shareholders - basic	$1,245,902	$(6,187,830)
Gain on derivatives (1)	(723,879)	-
Net income (loss) available to common shareholders - diluted	$522,023	$(6,187,830)

Weighted average shares outstanding - basic	27,985,327	11,636,730
Incremental shares underlying dilutive warrants and options	1,944,026	-
Weighted average shares outstanding - diluted	29,929,353	11,636,730
Diluted earnings (loss) per common share	$0.02	$(0.53)

(1) Includes Series GG, HH, II, JJ & KK warrants for the three months ended December 31, 2018

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

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net earnings (loss) per share excludes the following securities because their inclusion would have been anti-dilutive as of December 31:

	2018	2017

Options and Warrants	3,175,384	10,491,090
Unvested Restricted Stock	312,000	332,000
Convertible debt	-	1,133,355
Total	3,487,384	11,956,945

H. SUBSEQUENT EVENTS

As of January 8, 2019, the Company owed Ergomed, plc for services provided by Ergomed in connection with the Company’s Phase III clinical trial. On January 9, 2019 the Company agreed to issue Ergomed 500,000 restricted shares of the Company’s common stock in payment of the amount the Company owed Ergomed plus future bills payable to Ergomed.

Between January 1, 2019 and February 13, 2019, the Company received approximately $2.1 million through the exercise of warrants to purchase shares of the Company's common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Liquidity and Capital Resources

The Company’s lead investigational therapy, Multikine® (Leukocyte Interleukin, Injection), is cleared for a Phase 3 clinical trial in advanced primary head and neck cancer by the regulators in twenty-four countries, including the U.S., around the world.

Multikine (Leukocyte Interleukin, Injection) is the full name of this investigational therapy, which, for simplicity, is referred to in this report as Multikine. Multikine is the trademark that the Company has registered for this investigational therapy, and this proprietary name is subject to FDA review under the Company’s future anticipated regulatory submission for approval. Multikine has not been licensed or approved by the FDA or any other regulatory agency. Neither has its safety or efficacy been established for any use.

The Company also owns and is developing a pre-clinical technology called LEAPS (Ligand Epitope Antigen Presentation System).

All the Company’s projects are under development. Consequently, the Company cannot predict when it will be able to generate any revenue from the sale of any of its products.

Since inception, the Company has financed its operations through the sale of equity securities, convertible notes, loans and certain research grants. The Company’s expenses will continue to exceed its revenues as it continues the development of Multikine and brings other drug candidates into clinical trials. Until the Company becomes profitable, any or all of these financing vehicles or others may be utilized to assist in funding the Company’s capital requirements.

 Capital raised by the Company has been expended primarily for patent applications, research and development, administrative costs, and the construction of the Company’s manufacturing and laboratory facilities. The Company does not anticipate realizing significant revenues until entering into licensing arrangements for its technology and know-how or until it receives regulatory approval to sell its products (which could take several years). Thus, the Company has been dependent upon the proceeds from the sale of its securities to meet all its liquidity and capital requirements and anticipates having to do so in the future.

The Company will be required to raise additional capital or find additional long-term financing to continue with its research efforts. The ability to raise capital may be dependent upon market conditions that are outside the control of the Company. The ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure. The Company is taking cost-cutting initiatives, as well as exploring other sources of funding, to finance operations over the next 12 months. However, there can be no assurance that the Company will be able to raise sufficient capital to support its operations.

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has incurred expenses of approximately $52.6 million as of December 31, 2018 on direct costs for the Phase 3 clinical trial. The Company estimates it will incur additional expenses of approximately $6.4 million for the remainder of the Phase 3 clinical trial. It should be noted that this estimate is based only on the information currently available in the Company’s contracts with the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., the manufacturing of the drug. This number may be affected by the rate of death accumulation in the study, foreign currency exchange rates, and many other factors, some of which cannot be foreseen today. It is therefore possible that the cost of the Phase 3 clinical trial will be higher than currently estimated.

The Company uses two CRO’s to manage the global Phase 3 study; ICON and Ergomed, who are both international leaders in managing oncology trials. As of September 2016, the study was fully enrolled with 928 patients.

Under a co-development agreement, Ergomed agreed to contribute up to $12 million towards the study where it will perform clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount. Approximately $9.7 million of these credits were realized as of December 31, 2018.

During the three months ended December 31, 2018, the Company’s cash decreased by approximately $3.6 million.  Significant components of this decrease include net proceeds from the exercise of warrants of approximately $0.6 million, offset by net cash used to fund the Company’s regular operations, including its Phase 3 clinical trial, of approximately $4.2 million. During the three months ended December 31, 2017, the Company’s cash decreased by approximately $227,000.  Significant components of this decrease include net proceeds from the sale of the Company’s stock of approximately $2.4 million offset by net cash used to fund the Company’s regular operations, including its Phase 3 clinical trial, of approximately $2.6 million.

During the three months ended December 31, 2018, 298,682 warrants were exercised at a weighted average exercise price of $2.18 for proceeds of approximately $0.6 million. No warrants were exercised during the three months ended December 31, 2017.

Periodically, the Company has entered into Securities Purchase Agreements with Ergomed plc, one of the Company’s Clinical Research Organizations responsible for managing the Company’s Phase 3 clinical trial, to facilitate a partial payment of amounts due Ergomed. Under the Agreements, the Company issued Ergomed shares of common stock in exchange for Ergomed’s agreement to provisionally forbear collection of amounts due Ergomed. Upon issuance, the Company expenses the full value of the shares as Other Non-Operating Gain/Loss, subsequently offsets the expense as amounts are realized through the resale of the Company’s shares by Ergomed and reduces accounts payable to Ergomed. During the quarters ended December 31, 2018 and 2017, respectively, the Company realized approximately $1.2 million and $0.7 million, respectively, through the resale of 353,995 and 415,208 shares and reduced the payables and Other Non-Operating loss by those amounts. During the year ended September 30, 2018, Ergomed credited CEL-SCI approximately $3.2 million from the resale of shares.

Inventory at December 31, 2018 remained constant, only increasing by approximately $37,000 as compared to September 30, 2018. In addition, receivables only increased by approximately $10,000. Receivables consist primarily of amounts due from the Company’s partners for reimbursed clinical study costs related to its Phase 3 clinical trial and amounts to be reimbursed for costs related to its Small Business Innovation Research (SBIR) grant.

Results of Operations and Financial Condition

During the three months ended December 31, 2018, research and development expenses increased by approximately $0.8 million compared to the three months ended December 31, 2017. The majority of the Company’s research and development expense relates to its on-going Phase 3 clinical trial. The Company is continuing the Phase 3 clinical trial and research and development fluctuates based on the activity level of the clinical trial.

During the three months ended December 31, 2018, general and administrative expenses decreased by approximately $0.7 million compared to the three months ended December 31, 2017. This decrease is primarily due to approximately $1.1 million in equity based compensation related to the Company’s shareholder approved 2014 Incentive Stock Bonus Plan which was incurred in 2017 and not in 2018, offset by an increase in employee stock option expense and non-employee share based compensation expense.

The gain on derivative instruments of approximately $5.6 million for the three months ended December 31, 2018 and the loss on derivative instruments of approximately $1.0 million for the three months ended December 31, 2017 were the result of the change in fair value of the derivative liabilities during the respective quarters. These changes were caused mainly by fluctuation in the share price of the Company’s common stock.

 Net interest expense decreased by approximately $0.6 million for the three months ended December 31, 2018 compared to the three months ended December 31, 2017. The decrease is due to interest expense recorded during the three months ended December 31, 2017 relating to the amortization of the discount on notes payable.

Research and Development Expenses

The Company’s research and development efforts involve Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Three months ended December 31,
	2018	2017

MULTIKINE	$2,943,630	$2,219,934
LEAPS	188,558	106,080

TOTAL	$3,132,188	$2,326,014

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

Critical Accounting Estimates and Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations is based on its unaudited condensed financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. The Company believes some of the more critical estimates and policies that affect its financial condition and results of operations are in the areas of operating leases and stock-based compensation. For more information regarding the Company’s critical accounting estimates and policies, see Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2018. The application of these critical accounting policies and estimates has been discussed with the Audit Committee of the Company’s Board of Directors.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company does not believe that it has any significant exposures to market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2018. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2018.

 Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2018 the Company issued 62,784 restricted shares of common stock to consultants for investor relations services.

The Company relied upon the exemption provided by Section 4(a)(2) of the Securities Act of 1933 with respect to the issuance of these shares. The individuals who acquired these shares were sophisticated investors and were provided full information regarding the Company’s business and operations. There was no general solicitation in connection with the offer or sale of these securities. The individuals who acquired these shares acquired them for their own accounts. The certificates representing these shares bear a restricted legend which provides they cannot be sold except pursuant to an effective registration statement or an exemption from registration. No commission or other form of remuneration was given to any person in connection with the issuance of these shares.

Item 6. Exhibits

Number	Exhibit

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEL-SCI CORPORATION

Date: February 14, 2019	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer*

* Also signing in the capacity of the Principal Accounting and Financial Officer.