Form 10-Q/A
period 2019-03-31
CEL SCI CORP
filed 2019-05-14
CIK 725363

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

Explanatory Note

The purpose of the Amendment No. 1 on Form 10–Q/A to CEL-SCI CORPORATION’s annual report of Form 10–Q for the period ended March 31, 2019, filed with the Securities and Exchange Commission on May 14, 2019 (the “Form 10–Q”), is solely to furnish Exhibit 101 to the Form 10–Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to the Form 10–Q. This Amendment No. 1 speaks as of the original filing date of the Form 10–Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10–Q.

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