Form 10-Q
period 2019-06-30
CEL SCI CORP
filed 2019-08-14
CIK 725363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019
OR
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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐           No ☒

Class of Stock	No. Shares Outstanding	Date
Common	34,805,299	August 13, 2019

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CVM	NYSE American

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	JUNE 30,	SEPTEMBER 30,
ASSETS	2019	2018

Current Assets:
Cash and cash equivalents	$9,485,495	$10,310,044
Receivables	118,264	118,657
Prepaid expenses	233,784	364,622
Inventory used for R&D and manufacturing	754,825	645,238

Total current assets	10,592,368	11,438,561

Plant, property and equipment, net	15,948,864	16,218,851
Patent costs, net	272,488	258,093
Deposits	1,670,917	1,670,917

Total Assets	$28,484,637	$29,586,422

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,078,800	$5,743,913
Accrued expenses	122,030	205,310
Due to employees	761,027	764,941
Derivative instruments, current portion	1,249,835	2,498,606
Other current liabilities	16,009	14,029

Total current liabilities	4,227,701	9,226,799

Derivative instruments, net of current portion	9,482,995	6,818,458
Lease liability	13,475,704	13,379,962
Deferred income	126,849	126,795
Other liabilities	25,084	33,492

Total liabilities	27,338,333	29,585,506

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value-200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized;
34,066,914 and 28,034,487 shares issued and outstanding
at June 30, 2019 and September 30, 2018, respectively	340,669	280,346
Additional paid-in capital	349,683,796	331,312,184
Accumulated deficit	(348,878,161)	(331,591,614)

Total stockholders' equity	1,146,304	916

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,484,637	$29,586,422

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2019 and 2018
(UNAUDITED)

	2019	2018

Grant income	$386,121	$297,045

Operating Expenses:
Research and development	7,956,203	7,713,873
General and administrative	6,981,079	5,823,694

Total operating expenses	14,937,282	13,537,567

Operating loss	(14,551,161)	(13,240,522)

Other income	54,575	52,984

(Loss) gain on derivative instruments	(3,316,384)	187,967

Other non-operating gain (loss)	1,877,197	(171,468)

Interest expense, net	(1,350,774)	(3,739,494)

Net loss available to common shareholders	$(17,286,547)	$(16,910,533)

Net loss per common share
Basic and Diluted	$(0.58)	$(1.17)

Weighted average common shares outstanding
Basic and Diluted	30,046,241	14,486,351

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2019 and 2018
(UNAUDITED)

	2019	2018

Grant income	$108,938	$86,459

Operating Expenses:
Research and development	2,298,555	2,425,562
General and administrative	3,020,482	1,748,971

Total operating expenses	5,319,037	4,174,533

Operating loss	(5,210,099)	(4,088,074)

Other income	18,448	17,711

Loss on derivative instruments	(7,905,519)	(8,618)

Other non-operating gain (loss)	1,455,844	(149,359)

Interest expense, net	(443,442)	(1,786,228)

Net loss available to common shareholders	$(12,084,768)	$(6,014,568)

Net loss per common share
Basic and Diluted	$(0.37)	$(0.36)

Weighted average common shares outstanding
Basic and Diluted	33,051,888	16,651,297

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2019 and 2018
(UNAUDITED)

	2019	2018

Net loss	$(17,286,547)	$(16,910,533)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	513,028	485,710
Share-based payments for services	688,070	349,319
Share-based payments for interest	-	80,716
Equity based compensation	2,626,311	2,193,402
Common stock contributed to 401(k) plan	108,485	109,073
Shares issued for settlement of clinical research costs	1,290,000	2,957,400
Loss on prepaid research and development	-	471,157
Loss (gain) on derivative instruments	3,316,384	(187,967)
Amortization of debt discount	-	1,956,424
Inducement expense	-	291,234
Capitalized lease interest	95,742	125,044
(Increase)/decrease in assets:
Receivables	393	98,829
Prepaid expenses	11,047	122,627
Inventory used for R&D and manufacturing	(109,587)	44,364
Deposits	-	150,000
Increase/(decrease) in liabilities:
Accounts payable	(3,567,182)	(1,960,438)
Accrued expenses	(113,280)	(74,856)
Due to employees	(3,914)	548,982
Other liabilities	(2,544)	4,819

Net cash used in operating activities	(12,433,594)	(9,144,694)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(171,321)	(1,015)
Expenditures for patent costs	(115,476)	(2,437)

Net cash used in investing activities	(286,797)	(3,452)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	-	7,091,536
Payments of stock issuance costs	(90,224)	(94,773)
Proceeds from exercise of warrants	11,657,590	2,133,677
Proceeds from exercise of options	97,290	-
Proceeds from the purchase of stock by officers and directors	234,997	-
Payments on obligations under capital lease	(3,811)	(5,082)

Net cash provided by financing activities	11,895,842	9,125,358

NET DECREASE IN CASH AND CASH EQUIVALENTS	(824,549)	(22,788)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	10,310,044	2,369,438

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,485,495	$2,346,650

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2019 and 2018

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2019	2018
Capitalizable patent costs included in current liabilities	$30,000	$61,501
Capital lease obligation included in accounts payable	$434	$408
Exercise of derivative liabilities	$1,900,618	$784,119
Stock issuance costs included in current liabilities	$8,010	$-
Prepaid consulting services paid with issuance of common stock	$(119,791)	$113,786
Notes payable converted into common shares	$-	$2,294,300

Cash paid for interest expense	$1,355,676	$1,312,664

See notes to condensed financial statements.

CEL-SCI CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 2019 AND 2018 (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all accruals and adjustments (each of which is of a normal recurring nature) necessary for a fair presentation of the Company’s financial position as of June 30, 2019 and the results of its operations for the nine and three months then ended. The condensed balance sheet as of September 30, 2018 is derived from the September 30, 2018 audited financial statements. Significant accounting policies have been consistently applied in the interim financial statements. The results of operations for the nine and three months ended June 30, 2019 are not necessarily indicative of the results to be expected for the entire year.

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

Income Taxes - The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.  A full valuation allowance was recorded against the deferred tax assets as of June 30, 2019 and September 30, 2018.

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

Derivative Instruments – The Company has entered into financing arrangements that consist of freestanding derivative instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification (ASC) 815, “Accounting for Derivative Instruments and Hedging Activities.” In accordance with accounting principles generally accepted in the United States (U.S. GAAP), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models considering all the rights and obligations of each instrument. The derivative liabilities are re-measured at fair value at the end of each interim period.

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

Stock-Based Compensation – Compensation cost for all stock-based awards is measured at fair value as of the grant date in accordance with the provisions of ASC 718 “Compensation – Stock Compensation.” The fair value of stock options is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires various judgmental assumptions including volatility and expected option life. The stock-based compensation cost is recognized on the straight-line allocation method as an expense over the requisite service or vesting period.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which will require most leases (except of leases with terms of less than one year) to be recognized on the balance sheet as an asset and a lease liability. Leases will be classified as an operating lease or a financing lease. Operating leases are expensed using the straight-line method whereas financing leases will be treated similarly to a capital lease under the current standard. The new standard will be effective for annual and interim periods, within those fiscal years, beginning after December 15, 2018, but early adoption is permitted. The new standard must be presented using the modified retrospective method beginning with the earliest comparative period presented.  As permitted by the guidance, the Company has an option to retain the original lease classification and historical accounting for initial direct costs for leases existing prior to the adoption date. Furthermore, the Company will not have to reassess contracts entered into prior to the adoption date for the existence of a lease. The Company also has an option not to restate prior periods for the impact of the adoption of the new standard and may instead recognize a cumulative-effect adjustment to beginning retained earnings as of October 1, 2019 for any prior period income statement effects identified. The Company is evaluating the effect that adoption of this new standard will have on the Company’s financial statements and related disclosures.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

B.
OPERATIONS AND FINANCING

The Company has incurred significant costs since its inception for the acquisition of certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities, and clinical trials.  The Company has funded such costs with proceeds from loans and the public and private sale of its common stock.  The Company will be required to raise additional capital or find additional long-term financing to continue with its research efforts.  The ability to raise capital may be dependent upon market conditions that are outside the control of the Company. The ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure. The Company is taking cost-cutting initiatives, as well as exploring other sources of funding, to finance operations over the next 12 months. The Company believes that there is a high likelihood that it will continue to receive funds from warrant exercises similar to the way it has received funds during the past 12 months. However, there can be no assurance that the Company will be able to raise sufficient capital to support its operations.

The Company is currently in the final stages of its large multi-national Phase 3 clinical trial for head and neck cancer with its partners TEVA Pharmaceuticals and Orient Europharma. To finance the study beyond the next twelve months, the Company plans to raise additional capital in the form of corporate partnerships, debt issuances and/or equity financings. The Company believes that it will be able to obtain additional financing because it has done so consistently in the past. However, there can be no assurance that the Company will be successful in raising additional funds on a timely basis or that the funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of money, it may have to curtail its operations until it can raise the required funding.

The financial statements have been prepared assuming the Company will continue as a going concern, but due to the Company’s recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has incurred expenses of approximately $54.7 million as of June 30, 2019 on direct costs for the Phase 3 clinical trial. The Company estimates it will incur additional expenses of approximately $5.6 million for the remainder of the Phase 3 clinical trial. It should be noted that this estimate is based only on the information currently available in the Company’s contracts with the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., the manufacturing of the drug. This number may be affected by the rate of death accumulation in the study, foreign currency exchange rates, and many other factors, some of which cannot be foreseen today. It is therefore possible that the cost of the Phase 3 clinical trial will be higher than currently estimated.

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

C.
STOCKHOLDERS’ EQUITY

The changes in stockholders’ equity during the nine months ended June 30, 2019 are as follows:

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT OCTOBER 1, 2018	28,034,487	$280,346	$331,312,184	$(331,591,614)	$916
Warrant exercises	298,682	2,987	646,766	-	649,753
401(k) contributions paid in common stock	12,279	123	35,118	-	35,241

Stock issued to nonemployees for services	62,784	628	201,752	-	202,380
Shares returned for settlement of clinical research costs	(564,905)	(5,649)	5,649	-	-
Equity based compensation - employees	-	-	573,660	-	573,660
Net income	-	-	-	1,245,902	1,245,902

BALANCES AT DECEMBER 31, 2018	27,843,327	278,435	332,775,129	(330,345,712)	2,707,852

Warrant exercises	1,523,933	15,239	2,640,395	-	2,655,634
401(k) contributions paid in common stock	10,419	104	36,779	-	36,883
Stock issued to nonemployees for services	77,449	774	224,855	-	225,629
Equity based compensation - employees	(3,500)	(35)	530,865	-	530,830
Shares issued for settlement of clinical research costs	500,000	5,000	1,285,000	-	1,290,000
Stock issuance costs	-	-	(43,625)	-	(43,625)
Net loss	-	-	-	(6,447,681)	(6,447,681)

BALANCES AT MARCH 31, 2019	29,951,628	299,517	337,449,398	(336,793,393)	955,522

Warrant exercises	4,014,109	40,141	10,212,680	-	10,252,821
401(k) contributions paid in common stock	4,339	43	36,318	-	36,361
Stock issued to nonemployees for services	20,825	208	140,062	-	140,270
Equity based compensation - employees	(4,000)	(40)	1,521,861	-	1,521,821
Option exercises	42,770	428	96,862	-	97,290
Purchase of stock by officers and directors	37,243	372	234,625	-	234,997
Stock issuance costs	-	-	(8,010)	-	(8,010)
Net loss	-	-	-	(12,084,768)	(12,084,768)
BALANCES AT JUNE 30, 2019	34,066,914	$340,669	$349,683,796	$(348,878,161)	$1,146,304

The changes in stockholders’ deficit during the nine months ended June 30, 2018 are as follows:

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT OCTOBER 1, 2017	11,903,133	$119,031	$296,298,401	$(299,754,409)	$(3,336,977)

Sale of common stock	1,289,478	12,895	2,437,105	-	2,450,000
401(k) contributions paid in common stock	18,984	190	35,690	-	35,880
Stock issued to nonemployees for services	13,705	137	25,270	-	25,407
Equity based compensation - employees	-	-	1,448,098	-	1,448,098
Warrants issued with notes payable	-	-	656,382	-	656,382
Conversion of notes payable to common stock	32,751	328	74,672	-	75,000
Net loss	-	-	-	(6,187,830)	(6,187,830)
BALANCES AT DECEMBER 31, 2017	13,258,051	132,581	300,975,618	(305,942,239)	(4,834,040)

Sale of common stock	2,501,145	25,011	4,652,130	-	4,677,141
401(k) contributions paid in common stock	25,901	259	36,261	-	36,520
Stock issued to nonemployees for services	124,082	1,241	227,254	-	228,495
Equity based compensation - employees	-	-	279,817	-	279,817
Conversion of notes payable to common stock	55,373	554	108,746	-	109,300
Shares issued for settlement of clinical research costs	660,000	6,600	1,240,800	-	1,247,400
Stock issuance cost	-	-	(94,773)	-	(94,773)
Net loss	-	-	-	(4,708,135)	(4,708,135)
BALANCES AT MARCH 31, 2018	16,624,552	166,246	307,425,853	(310,650,374)	(3,058,275)

Warrant exercises	1,117,644	11,177	2,906,619	-	2,917,796
401(k) contributions paid in common stock	39,862	399	36,274	-	36,673
Stock issued to nonemployees for services	81,604	816	208,387	-	209,203
Equity based compensation - employees	-	-	465,487	-	465,487
Conversion of notes payable and interest to common stock	1,106,806	11,068	2,179,648	-	2,190,716
Shares issued for settlement of clinical research costs	600,000	6,000	1,704,000	-	1,710,000
Warrants issued with notes payable	-	-	291,234	-	291,234
Net loss	-	-	-	(6,014,568)	(6,014,568)
BALANCES AT JUNE 30, 2018	19,570,468	$195,706	$315,217,502	$(316,664,942)	$(1,251,734)

Underlying share information for equity compensation plans as of June 30, 2019 is as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Options Plans	138,400	99,962	N/A	385
Non-Qualified Stock Option Plans	6,387,200	6,193,237	N/A	115,156
Stock Bonus Plans	783,760	N/A	327,267	456,460
Stock Compensation Plan	634,000	N/A	122,221	493,369
Incentive Stock Bonus Plan	640,000	N/A	616,500	23,500

Underlying share information for equity compensation plans as of September 30, 2018 is as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	138,400	123,558	N/A	385
Non-Qualified Stock Option Plans	3,387,200	3,036,569	N/A	309,526
Stock Bonus Plans	783,760	N/A	297,230	486,497
Stock Compensation Plan	134,000	N/A	118,590	15,410
Incentive Stock Bonus Plan	640,000	N/A	624,000	16,000

Stock option activity:
	Nine Months Ended June 30,
	2019	2018
Granted	3,268,862	1,858,108
Exercised	42,770	-
Expired	29,322	26,395
Forfeited	63,698	1,393

	Three Months Ended June 30,
	2019	2018
Granted	3,268,362	1,847,808
Exercised	42,770	-
Expired	26,922	2,016
Forfeited	39,505	-

During the quarter ended June 30, 2019, the Company adopted the 2019 Stock Compensation Plan, which authorized the issuance of up to 500,000 shares of common stock to officers, directors, employees and consultants.

Employee stock based compensation expense includes the expense related to options issued or vested and restricted stock. Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of their service contracts. Stock based compensation expense is included in general and administrative expenses on the statements of operations.

Non-employee stock based compensation expense includes the value of shares and options issued under consulting arrangements. At June 30, 2019 and September 30, 2018, approximately $88,000 and $207,000, respectively, are included in prepaid expenses.

Warrants and Non-Employee Options

The following chart represents the warrants and non-employee options outstanding at June 30, 2019:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrants	Exercise Price	Expiration Date
Series N	8/18/2008	85,339	$3.00	2/18/2020
Series V	5/28/2015	810,127	$19.75	5/28/2020
Series UU	6/11/2018	163,544	$2.80	6/11/2020
Series W	10/28/2015	688,930	$16.75	10/28/2020
Series X	1/13/2016	120,000	$9.25	1/13/2021
Series Y	2/15/2016	26,000	$12.00	2/15/2021
Series ZZ	5/23/2016	20,000	$13.75	5/18/2021
Series BB	8/26/2016	16,000	$13.75	8/22/2021
Series Z	5/23/2016	264,000	$13.75	11/23/2021
Series FF	12/8/2016	68,048	$3.91	12/1/2021
Series CC	12/8/2016	611,463	$5.00	12/8/2021
Series HH	2/23/2017	6,500	$3.13	2/16/2022
Series AA	8/26/2016	200,000	$13.75	2/22/2022
Series JJ	3/14/2017	9,450	$3.13	3/8/2022
Series LL	4/30/2017	26,398	$3.59	4/30/2022
Series MM	6/22/2017	893,491	$1.86	6/22/2022
Series NN	7/24/2017	473,798	$2.52	7/24/2022
Series OO	7/31/2017	60,000	$2.52	7/31/2022
Series II	3/14/2017	95,000	$3.00	9/14/2022
Series RR	10/30/2017	495,326	$1.65	10/30/2022
Series SS	12/19/2017	514,476	$2.09	12/18/2022
Series TT	2/5/2018	760,758	$2.24	2/5/2023
Series PP	8/28/2017	112,500	$2.30	2/28/2023
Series WW	7/2/2018	1,950	$1.63	6/28/2023
Series VV	7/2/2018	90,000	$1.75	1/2/2024
Consultants	7/28/17	10,000	$2.18	7/27/2027

1.
Derivative Liabilities

The table below presents the fair value of the warrant liabilities at the balance sheet dates:

	June 30, 2019	September 30, 2018
Series S warrants	$-	$33
Series V warrants	1,249,835	770,436
Series W warrants	2,131,237	999,081
Series Z warrants	1,172,626	487,767
Series ZZ warrants	72,185	34,215
Series AA warrants	963,990	380,474
Series BB warrants	64,256	28,456
Series CC warrants	3,699,989	1,779,724
Series DD warrants	-	1,249,287
Series EE warrants	-	1,249,287
Series FF warrants	433,091	188,921
Series GG warrants	-	607,228
Series HH warrants	44,050	58,816
Series II warrants	660,020	660,135
Series JJ warrants	64,252	88,642
Series KK warrants	-	656,930
Series LL warrants	177,299	77,632
Total warrant liabilities	$10,732,830	$9,317,064

The table below presents the gains/(losses) on the warrant liabilities for the nine months ended June 30:

	2019	2018
Series S warrants	$33	$(756,261)
Series V warrants	(479,399)	22,842
Series W warrants	(1,132,156)	18,478
Series Z warrants	(684,859)	34,682
Series ZZ warrants	(37,970)	2,103
Series AA warrants	(583,516)	28,337
Series BB warrants	(35,800)	1,988
Series CC warrants	(2,007,287)	181,244
Series DD warrants	1,249,287	5,492
Series EE warrants	1,249,287	5,492
Series FF warrants	(244,170)	23,119
Series GG warrants	195,228	170,131
Series HH warrants	(22,859)	7,962
Series II warrants	(593,960)	250,578
Series JJ warrants	(32,954)	11,970
Series KK warrants	(55,622)	169,808
Series LL warrants	(99,667)	10,002
Net (loss) gain on warrant liabilities	$(3,316,384)	$187,967

The table below presents the gains/(losses) on the warrant liabilities for the three months ended June 30:

	2019	2018
Series S warrants	$-	$(768,188)
Series V warrants	(974,251)	26,389
Series W warrants	(1,748,184)	42,609
Series Z warrants	(799,690)	26,587
Series ZZ warrants	(50,608)	1,914
Series AA warrants	(676,784)	19,661
Series BB warrants	(43,536)	1,695
Series CC warrants	(2,346,985)	139,325
Series DD warrants	-	36
Series EE warrants	-	36
Series FF warrants	(278,773)	15,818
Series GG warrants	88,478	132,712
Series HH warrants	(33,501)	5,279
Series II warrants	(709,303)	199,970
Series JJ warrants	(48,880)	7,960
Series KK warrants	(169,089)	132,884
Series LL warrants	(114,413)	6,695
Net loss on warrant liabilities	$(7,905,519)	$(8,618)

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

Expiration of Derivative Liabilities

On December 10, 2018, 1,360,960 Series DD and 1,360,960 Series EE warrants, with an exercise price of $4.50, expired. The expiration dates of these warrants had been previously extended and such modifications were reflected in the fair value measurements of the warrants on the dates of modification.

On October 11, 2018, 327,729 Series S warrants, with an exercise price of $31.25, expired. The exercise price of these warrants had been previously repriced under temporarily revised terms. During the quarter ended June 30, 2018 and under the revised terms, 709,391 previously outstanding warrants were exercised for total proceeds of approximately $1.2 million,

2.
Securities Purchase Agreements

The Company has entered into several Securities Purchase Agreements (SPAs) with Ergomed plc, one of its Clinical Research Organizations responsible for managing the Phase 3 clinical trial, to facilitate a partial payment of amounts due Ergomed. Under the Agreements, the Company issued Ergomed shares of common stock as a forbearance fee in exchange for Ergomed’s agreement to provisionally forbear collection of the payables in an amount equal to the net proceeds from the sales of the shares issued to Ergomed. Upon issuance, the Company expenses the full value of the shares as Other Non-Operating Gain/Loss and subsequently offsets the expense as amounts are realized through the sale by Ergomed and reduces accounts payable to Ergomed. Any amounts received from the sale of the shares in excess of the payables will be applied towards the satisfaction of any future amounts owed.

On December 31, 2018, the prior SPA expired. Pursuant to that arrangement, Ergomed returned 564,905 unsold shares for cancellation. The par value of those shares was reclassed from Common Stock to Additional Paid-In Capital on the balance sheet.

On January 9, 2019, the Company entered into a new SPA under which it issued Ergomed 500,000 restricted shares of the Company’s common stock valued at approximately $1.3 million. This current SPA expires on December 31, 2019.

During the nine months ended June 30, 2019 and 2018, respectively, the Company decreased Accounts Payable by approximately $3.2 million and $2.8 million through the sale of 808,769 and 1,538,129 shares, respectively, by Ergomed.

The following table summarizes the Other Non-Operating Gains (Loss) for the nine and three months ended June 30, 2019 and 2018 relating to these agreements:

	Nine Months Ended		Three Months Ended
	6/30/2019	6/30/2018	6/30/2019	6/30/2018
Amount realized through the sale of shares	$3,167,197	$2,785,932	$1,455,844	$1,560,641
Fair value of shares upon issuance	1,290,000	2,957,400	-	1,710,000
Other non-operating gain (loss)	$1,877,197	$(171,468)	$1,455,844	$(149,359)

As of June 30, 2019, Ergomed holds 45,226 shares and may sell the shares or return the shares to the Company for cancellation until December 31, 2019.

3.
Incentive Stock Bonus Plan

During the nine and three months ended June 30, 2019, respectively, 7,500 and 4,000 shares of common stock issued from the 2014 Incentive Stock Bonus Plan were forfeited.

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

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at June 30, 2019:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$-	$-	$10,732,830	$10,732,830

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at September 30, 2018:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$33	$-	$9,317,031	$9,317,064

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the three months ended June 30, 2019 and the year ended September 30, 2018:

	Nine Months	Year Ended
	Ended	September 30,
	June 30, 2019	2018

Beginning balance	$9,317,031	$2,020,629
Issuances	-	-
Exercises	(1,900,618)	(595,780)
Realized and unrealized (gains) and losses	3,316,417	7,892,182
Ending balance	$10,732,830	$9,317,031

The fair values of the Company’s derivative instruments disclosed above under Level 3 are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock, as well as U.S. Treasury Bill rates, are observable in active markets.

E.
RELATED PARTY TRANSACTIONS

During the quarter ended June 30, 2019, the Company received security purchase agreements from five officers and directors of the Company for the purchase of 30,612 restricted shares of the Company’s common stock. The shares were sold at the aggregate fair market value on the closing date of approximately $210,000. Also during the current quarter, the Company’s CEO purchased 6,631 shares of restricted common stock for $25,000.

F.
COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

Under co-development and revenue sharing agreements with Ergomed, Ergomed agreed to contribute up to $12 million towards the Company’s Phase 3 Clinical Trial in the form of discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount. The Company accounted for the co-development and revenue sharing agreements in accordance with ASC 808 “Collaborative Arrangements”. The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.” Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its Statements of Operations. Since the inception of the agreement with Ergomed, the Company has incurred research and development expenses of approximately $30.3 million for Ergomed’s services. This amount is net of Ergomed’s discount of approximately $10.2 million. During the nine months ended June 30, 2019 and 2018, the Company recorded, net of Ergomed’s discount, approximately $2.2 million and $2.4 million, respectively, as research and development expense related to Ergomed’s services. During the three months ended June 30, 2019 and 2018, the Company recorded, net of Ergomed’s discount, approximately $0.7 million and $0.8 million, respectively, as research and development expense related to Ergomed’s services.

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

The Company was deemed to be the owner of the building for accounting purpose under the build-to-suit guidance in ASC 840-40-55. In addition to tenant improvements the Company incurred, the Company also recorded an asset for tenant-directed improvements and for the costs paid by the lessor to purchase the building and to perform improvements, as well as a corresponding liability for the landlord costs. Upon completion of the improvements, the Company did not meet the “sale-leaseback” criteria under ASC 840-40-25, Accounting for Lease, Sale-Leaseback Transactions, and therefore, treated the lease as a financing obligation. Thus, the asset and corresponding liability were not de-recognized. As of June 30, 2019 and September 30, 2018, the leased building asset has a net book value of approximately $15.7 and $16.1 million, respectively, and the landlord liability has a balance of approximately $13.5 million and $13.4 million, respectively. The leased building is being depreciated using a straight-line method over the 20-year lease term to a residual value. The landlord liability is being amortized over the 20 years using the effective interest method. Lease payments allocated to the landlord liability are accounted for as debt service payments on that liability using the finance method of accounting per ASC 840-40-55.

The Company was required to deposit the equivalent of one year of base rent in accordance with the lease. When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company. The approximate $1.7 million deposit is included in non-current assets at June 30, 2019 and September 30, 2018.

Approximate future minimum lease payments under the San Tomas lease as of June 30, 2019 are as follows:

Three months ending September 30, 2019	$453,000
Year ending September 30,
2020	1,872,000
2021	1,937,000
2022	2,004,000
2023	2,073,000
2024	2,145,000
Thereafter	9,540,000
Total future minimum lease obligation	20,024,000
Less imputed interest on financing obligation	(6,548,000)
Net present value of lease financing obligation	$13,476,000

The Company subleases a portion of its rental space on a month-to-month term lease, which requires a 30-day notice for termination. The sublease rental income for the nine months ended June 30, 2019 and 2018 was approximately $55,000 and $53,000, respectively. The sublease rental income for each of the three months ended June 30, 2019 and 2018 was approximately $18,000.

The Company leases its research and development laboratory under a 60-month lease which expires February 28, 2022. The operating lease includes escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the full 60-month term of the lease at the rate of approximately $13,000 per month. As of June 30, 2019 and September 30, 2018, the Company has recorded a deferred rent liability of approximately $14,000 and $12,000, respectively.

The Company leases its office headquarters under a 60-month lease which expires June 30, 2020. The operating lease includes escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the full 60-month term of the lease at the rate approximately $8,000 per month. As of June 30, 2019 and September 30, 2018, the Company has recorded a deferred rent liability of approximately $9,000 and $14,000, respectively.

As of June 30, 2019, material contractual obligations, excluding the San Tomas lease, consisting of non-cancelable operating lease payments are as follows:

Three months ending September 30, 2019	$66,000
Year ending September 30,
2020	238,000
2021	163,000
2022	69,000
Total	$536,000

The Company leases office equipment under a capital lease arrangement. The term of the capital lease is 60 months and expires on October 31, 2021. The monthly lease payment is $505. The lease bears interest at an annual interest rate of 6.25%.

G.
.PATENTS

During the nine months ended June 30, 2019 and 2018, no patent impairment charges were recorded. For the nine and three months ended June 30, 2019, amortization of patent costs totaled approximately $72,000 and $49,000, respectively. For the nine and three months ended June 30, 2018, amortization of patent costs totaled approximately $53,000 and $34,000, respectively. Approximate estimated future amortization expense is as follows:

Three months ending September 30, 2019	$11,000
Year ending September 30,
2020	43,000
2021	40,000
2022	36,000
2023	26,000
2024	21,000
Thereafter	95,000
Total	$272,000

H.
LOSS PER COMMON SHARE

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net earnings loss per share excludes the following securities because their inclusion would have been anti-dilutive as of June 30:

	2019	2018

Options and Warrants	7,742,857	12,567,982
Unvested Restricted Stock	552,000	312,000
Total	8,294,857	12,879,982

I.
SUBSEQUENT EVENTS

Between July 1, 2019 and August 13, 2019, the Company received approximately $2.6 million through the exercise of options and warrants to purchase shares of the Company’s common stock.

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

Capital raised by the Company has been expended primarily for patent applications, research and development, administrative costs, and the construction of the Company’s manufacturing and laboratory facilities. The Company does not anticipate realizing significant revenues until it enters into licensing arrangements for its technology and know-how or until it receives regulatory approval to sell its products (which could take several years). Thus, the Company has been dependent upon the proceeds from the sale of its securities to meet all its liquidity and capital requirements and anticipates having to do so in the future.

The Company will be required to raise additional capital or find additional long-term financing to continue with its research efforts. The ability to raise capital may be dependent upon market conditions that are outside the control of the Company. The ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure. The Company has been receiving millions of dollars from warrant exercises in the past 12 months. It has received approximately another $2.6 million since July 1, 2019. The Company is being funded through these warrant exercises. Should those warrant exercises stop, the Company will explore other sources of funding, to finance operations over the next 12 months. However, there can be no assurance that the Company will be able to raise sufficient capital to support its operations.

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has incurred expenses of approximately $54.7 million as of June 30, 2019 on direct costs for the Phase 3 clinical trial. The Company estimates it will incur additional expenses of approximately $5.6 million for the remainder of the Phase 3 clinical trial. It should be noted that this estimate is based only on the information currently available from the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., the manufacturing of the drug. This number may be affected by the rate of death accumulation in the study, foreign currency exchange rates, and many other factors, some of which cannot be foreseen today. It is therefore possible that the cost of the Phase 3 clinical trial will be higher than currently estimated.

The Company uses two CRO’s to manage the global Phase 3 study; ICON and Ergomed, who are both international leaders in managing oncology trials. As of September 2016, the study was fully enrolled with 928 patients.

Under a co-development agreement, Ergomed agreed to contribute up to $12 million towards the study where it will perform clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount. Approximately $10.2 million of these credits were realized as of June 30, 2019.

During the nine months ended June 30, 2019, the Company’s cash decreased by approximately $0.8 million.  Significant components of this decrease included net cash used to fund the Company’s regular operations, including its Phase 3 clinical trial, of approximately $12.4 million and approximately $0.3 million to purchase long term assets. The decrease was offset by net proceeds from the exercise of warrants of approximately $11.7 million and employee stock purchases of approximately $0.2 million. During the nine months ended June 30, 2018, the Company’s cash remained constant. Cash used in operations of approximately $9.1 million was offset by approximately $9.1 million in cash provided by financing activities. Sources of financing during the nine months included approximately $7.0 million in proceeds from the issuance of common stock and warrants and $2.1 million in proceeds from the exercise of warrants.

During the nine months ended June 30, 2019, 5,836,724 warrants were exercised at a weighted average exercise price of $2.00 for proceeds of approximately $11.7 million. These exercises include 4,014,109 warrants exercised during the three months ended June 30, 2019 for proceeds of approximately $8.4 million. During the nine and three months ended June 30, 2018, 1,117,644 warrants were exercised at a weighted averaged exercise price of $1.91 for proceeds of approximately $2.1 million.

The Company has entered into several Securities Purchase Agreements (SPAs) with Ergomed plc, one of its Clinical Research Organizations responsible for managing the Phase 3 clinical trial, to facilitate a partial payment of amounts due Ergomed. Under the Agreements, the Company issued Ergomed shares of common stock in exchange for Ergomed’s agreement to provisionally forbear collection of the payables in an amount equal to the net proceeds from the sale of the shares issued to Ergomed. During the nine months ended June 30, 2019 and 2018, respectively, the Company decreased Accounts Payable by approximately $3.2 million and $2.8 million from the sale of 808,769 and 1,538,129 shares by Ergomed. As of June 30, 2019, Ergomed holds 45,226 shares and may sell the shares or return the shares to the Company for cancellation until December 31, 2019. For more information regarding the SPAs refer to Note C above.

Inventory at June 30, 2019 increased by approximately $110,000 as compared to September 30, 2018. In addition, receivables remained constant, and consist primarily of amounts due from the Company’s partners for reimbursed clinical study costs related to its Phase 3 clinical trial and amounts to be reimbursed for costs related to its Small Business Innovation Research (SBIR) grant.

Results of Operations and Financial Condition

During the nine months ended June 30, 2019, research and development expenses increased by approximately $0.2 million compared to the nine months ended June 30, 2018. During the three months ended June 30, 2019, research and development expenses decreased by approximately $0.1 million compared to the three months ended June 30, 2018. The majority of the Company’s research and development expense relates to its on-going Phase 3 clinical trial. The Company is continuing the Phase 3 clinical trial and research and development expenses fluctuate based on the activity level of the clinical trial.

During the nine and three months ended June 30, 2019, general and administrative expenses increased by approximately $1.2 million and $1.3 million compared to the nine and three months ended June 30, 2018. The increase over the nine month period is primarily due to an increase in public relations costs of approximately $0.8 million, of which approximately $0.3 million relates to equity based compensation. The increase in equity based public relations cost is primarily the result of the timing of the expense recognized with the timing of the services provided. In addition, the nine month period increase is due to an increase in employee stock based compensation of approximately $0.4 million as a result of employee stock options granted during the quarter ended June 30, 2019. The increase for the three months ended June 30, 2019 is primarily due to, the previously mentioned, employee stock based compensation from the grant of the employee stock options during the quarter ended June 30, 2019.

The loss on derivative instruments of approximately $3.3 million and $7.9 million for the nine and three months ended, respectively, is the result of the change in fair value of the derivative liabilities during the respective periods. The gain on derivative instruments of approximately $0.2 million for the nine months ended June 30, 2018 and the de minimus loss on derivative instruments for the three months ended June 30, 2018 were the result of the change in fair value of the derivative liabilities during the respective quarters. These changes were caused mainly by fluctuation in the share price of the Company’s common stock.

Other non-operating gain (loss) for the nine and three months ended June 30, 2019 and 2018 is a result of shares issued to Ergomed to facilitate partial payments of amounts due to Ergomed under the SPA mentioned above. For more information regarding the SPAs refer to Note C above.

Net interest expense decreased by approximately $2.4 million for the nine months ended June 30, 2019 compared to the nine months ended June 30, 2018. Net interest expense decreased by approximately $1.3 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018. The prior periods included interest expense and the amortization of a discount on the notes payable that were converted by September 30, 2018.

Research and Development Expenses

The Company’s research and development efforts involve Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Nine months ended June 30,		Three months ended June 30,
	2019	2018	2019	2018
MULTIKINE	$7,389,101	$7,210,355	$2,131,154	$2,220,634
LEAPS	567,102	503,518	167,401	204,928
TOTAL	$7,956,203	$7,713,873	$2,298,555	$2,425,562

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2019. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended June 30, 2019 the Company issued 161,058 restricted shares of common stock to consultants for investor relations services.

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

CEL-SCI CORPORATION

Date: August 14, 2019	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer*

* Also signing in the capacity of the Principal Accounting and Financial Officer.