Form 10-K/A
period 2019-09-30
CEL SCI CORP
filed 2019-12-23
CIK 725363

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

Documents Incorporated by Reference: None

EXPLANATORY NOTE

This amended Form 10-K report is filed due to the fact that a portion of the Company’s Statements of Cash Flows for the years ended September 30, 2019 and 2018 were not included in the EDGAR filed Form 10-K report filed on December 16, 2019. The entire Statements of Cash Flows were properly included in the Interactive Data Files (“XBRL”) which were filed on December 16, 2019.

As a result, the following Items of the Form 10-K have been amended:

●
Item 8, Financial Statements and Supplementary Data; has been amended to include the entire Statements of Cash Flows for the years ended September 30, 2019 and 2018. In addition, BDO USA, LLP’s report on the Company’s financial statements for the years ended September 30, 2019 and 2018 has been updated to include an emphasis of a matter paragraph related to the inclusion of the Statements of Cash Flows. BDO USA, LLP’s report on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019 has been amended to reflect a material weakness;

●
Item 9A, Controls and Procedures; management’s report on internal control over financial reporting has been revised to disclose a material weakness in internal control over the Company’s review process over the EDGAR proofs of the Form 10-K report.

Except for the above, no other information included in the Form10-K report filed on December 16, 2019 is amended by this Form 10-K/A.

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

ITEM 9.
CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A.    CONTROLS AND PROCEDURES

Under the direction and with the participation of CEL-SCI’s management, including CEL-SCI’s Chief Executive and Principal Financial and Accounting Officer, CEL-SCI carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2019. CEL-SCI maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to CEL-SCI’s management, including its Chief Executive and Principal Financial and Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. CEL-SCI’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.

Due to the material weakness outlined below, CEL-SCI’s Chief Executive and Principal Financial and Accounting Officer has concluded that CEL-SCI’s disclosure controls and procedures were not effective as of September 30, 2019.

Management’s Report on Internal Control over Financial Reporting

CEL-SCI’s management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of CEL-SCI’s Chief Executive and Principal Financial and Accounting Officer and implemented by CEL-SCI’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of CEL-SCI’s financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Geert Kersten, CEL-SCI’s Chief Executive and Principal Financial and Accounting Officer, evaluated the effectiveness of CEL-SCI’s internal control over financial reporting as of September 30, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of CEL-SCI’s internal control over financial reporting and testing of the operational effectiveness of those controls.

On December 20, 2019, CEL-SCI discovered an error in the EDGAR filed Form 10-K report. The Company’s Statements of Cash Flows for the years ended September 30, 2019 and 2018 were not included, in their entirety, in the EDGAR filed Form 10-K report filed on December 16, 2019 with the SEC. The entire Statements of Cash Flows were included in the Interactive Data Files (“XBRL”) which were filed on December 16, 2019. The omission of the Statements of Cash Flows was the result of a failure of the Company to perform an adequate review of the EDGAR Form 10-K proof to ensure that the filing was accurate and complete. The failure of the Company to perform an adequate review of the EDGAR Form 10-K proof is a control deficiency that constitutes a material weakness.

In order to remediate this material weakness, the Company will change certain control activities to include the following:

●
The Company will compare the final EDGAR proofs with the Company reports that are provided to the EDGAR filing service to ensure that the EDGAR proofs are accurate and complete.

Based on the evaluation of CEL-SCI’s internal control over financial reporting as of September 30, 2019, and the material weakness identified above, Mr. Kersten concluded that as of such date, CEL-SCI's internal control over financial reporting was not effective. The effectiveness of CEL-SCI’s internal control over financial reporting as of September 30, 2019 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its report which appears in this Amended Annual Report on Form 10-K.

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

59

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

*
Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24b-2 of the Securities Exchange Act of 1934. The omitted confidential material has been filed separately with the Commission. The location of the omitted confidential information is indicated in the exhibit with asterisks (*)

Exhibit - Interactive Data Files

XBRL INSTANCE DOCUMENT EX-101.INS
XBRL TAXONOMY EXTENSION SCHEMA EX-101.SCH
XBRL TAXONOMY EXTENSION CALCULATION LINKBASE EX-101.CAL
XBRL TAXONOMY EXTENSION DEFINITION LINKBASE EX-101.DEF
XBRL TAXONOMY EXTENSION LABEL LINKBASE EX-101.LAB
XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE EX-101.PRE

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated December 16, 2019, except as to the effect of the material weakness identified, which is dated December 23, 2019, expressed an adverse opinion thereon.

Amendment of Financial Statements

The accompanying financial statements have been amended to include the entire statements of cash flows; a portion of which was inadvertently omitted during the EDGARization process in connection with the original filing of the Form 10-K.

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
Potomac, Maryland
December 16, 2019, except as to the inclusion of the entire statements of cash flows which is dated December 23, 2019

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
CEL-SCI Corporation
Vienna, Virginia

Opinion on Internal Control over Financial Reporting

We have audited CEL-SCI Corporation’s (the “Company’s”) internal control over financial reporting as of September 30, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2019, based on the COSO criteria. In our report dated December 16, 2019, we expressed an unqualified opinion on the effectiveness of internal control over financial reporting as of September 30, 2019. Subsequent to December 16, 2019, the Company discovered that the statements of cash flows for the years ended September 30, 2019 and 2018 were not included, in its entirety, in the EDGAR filed Form 10-K report filed on December 16, 2019. As a result of the omission, Management revised its assessment of internal control over financial reporting due to the identification of a material weakness, as described below, in connection with the financial statement amendment. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of September 30, 2019 expressed herein is different from that expressed in our previous report.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the balance sheets of the Company as of September 30, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as “the financial statements”) and our report dated December 16, 2019, except as to inclusion of the entire statements of cash flows, which is dated December 23, 2019, expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness regarding management’s failure to design and maintain controls over the Company’s review of EDGAR proofs to ensure the filings are accurate and complete has been identified and described in management’s revised assessment. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 financial statements (as amended).

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

/s/ BDO USA, LLP

Potomac, Maryland
December 16, 2019, except as to the effect of the material weakness, which is dated December 23, 2019

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

  See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2019 and 2018

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,134,640)	$(31,837,205)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	633,529	650,131
Share based payments for services	856,025	530,736
Share based payments for interest	-	80,716
Equity based compensation	4,428,174	2,743,267
Common stock contributed to 401(k) plan	143,878	145,090
Shares issued for settlement of clinical research costs	3,400,000	5,507,400
Loss on prepaid research and development	-	471,157
Gain on derivative instruments	760,603	8,643,561
Amortization of debt discount	-	1,956,424
Inducement expense	-	291,234
Capitalized lease interest	128,194	168,037
(Increase)/decrease in assets:
Receivables	55,892	99,824
Prepaid expenses	(137,768)	153,102
Inventory used for R&D and manufacturing	(137,125)	27,284
Deposits	-	150,000
Increase/(decrease) in liabilities:
Accounts payable	(4,084,410)	(2,514,488)
Accrued expenses	(170,878)	(731,388)
Due to employees	(55,499)	71,110
Other liabilities	(6,660)	4,450

Net cash used in operating activities	(16,320,685)	(13,389,558)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of equipment	(177,779)	(1,015)
Expenditures for patent costs	(158,060)	(57,125)

Net cash used in investing activities	(335,839)	(58,140)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	-	11,792,241
Payments of stock issuance costs	(163,364)	(195,589)
Proceeds from exercise of warrants	14,517,260	9,412,964
Proceeds from exercises of options	150,482	-
Proceeds from the purchase of stock by officers and directors	291,997	385,000
Payments on obligations under capital lease	(5,121)	(6,312)

Net cash provided by financing activities	14,791,254	21,388,304

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,865,270)	7,940,606

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	10,310,044	2,369,438

CASH AND CASH EQUIVALENTS, END OF YEAR	$8,444,774	$10,310,044

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

In accordance with Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of December 2019.

CEL-SCI CORPORATION

By:	/s/ Geert Kersten
Geert Kersten, Chief Executive Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geert R. Kersten	Chief Executive, Principal	December 23, 2019
Geert Kersten	Accounting, Principal Financial
Officer and a Director

/s/ Peter R. Young	Director	December 23, 2019
Dr. Peter R. Young

/s/ Bruno Baillavoine	Director	December 23, 2019
Bruno Baillavoine

/s/ Robert Watson	Director	December 23, 2019
Robert Watson