Form 10-Q
period 2019-12-31
CEL SCI CORP
filed 2020-02-10
CIK 725363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019
OR
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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes ☐                                                                 No ☒

Class of Stock	No. Shares Outstanding	Date
Common	36,390,132	February 5, 2020

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	DECEMBER 31,	SEPTEMBER 30,
ASSETS	2019	2019

Current Assets:
Cash and cash equivalents	$9,383,378	$8,444,774
Receivables	91,043	62,765
Prepaid expenses	367,093	524,953
Supplies used for R&D and manufacturing	905,875	782,363

Total current assets	10,747,389	9,814,855

Finance lease right of use assets	13,120,256	-
Operating lease right of use assets	945,991	-
Property and equipment, net	2,712,577	15,825,636
Patent costs, net	310,703	311,586
Deposits	1,670,917	1,670,917

Total Assets	$29,507,833	$27,622,994

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,438,685	$1,586,478
Accrued expenses	210,580	34,432
Due to employees	785,962	709,442
Derivative instruments, current portion	1,161,544	674,442
Lease liabilities, current portion	964,088	-
Other current liabilities	5,000	14,956

Total current liabilities	4,565,859	3,019,750

Derivative instruments, net of current portion	4,560,257	5,813,868
Finance lease obligations, net of current portion	12,453,708	13,508,156
Operating lease obligations, net of current portion	834,695	-
Other liabilities	125,000	147,553

Total liabilities	22,539,519	22,489,327

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value-200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized;
35,995,089 and 35,231,776 shares issued and outstanding
at December 31, 2019 and September 30, 2019, respectively	359,951	352,318
Additional paid-in capital	365,705,533	358,507,603
Accumulated deficit	(359,097,170)	(353,726,254)

Total stockholders' equity	6,968,314	5,133,667

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$29,507,833	$27,622,994

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2019 and 2018
(UNAUDITED)

	2019	2018

Grant income	$35,506	$126,414

Operating Expenses:
Research and development	4,196,613	3,471,714
General and administrative	2,638,896	1,689,162
Total operating expenses	6,835,509	5,160,876

Operating loss	(6,800,003)	(5,034,462)

Other income	18,448	17,911
Gain on derivative instruments	766,509	5,556,306
Other non-operating gains	790,669	1,152,176
Interest expense, net	(250,783)	(446,029)

Net (loss) income available to common shareholders	$(5,475,160)	$1,245,902

Net (loss) income per common share
BASIC	$(0.16)	$0.04
DILUTED	$(0.16)	$0.02

Weighted average common shares outstanding
BASIC	35,084,279	27,985,327
DILUTED	35,098,608	29,929,353

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018
(UNAUDITED)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT OCTOBER 1, 2019	35,231,776	$352,318	$358,507,603	$(353,726,254)	$5,133,667

Adoption of new accounting standard	-	-	-	104,244	104,244
Issuance of common stock	606,395	6,064	5,043,939	-	5,050,003
Warrant exercises	132,900	1,329	295,772	-	297,101
Equity based compensation - employees	-	-	1,800,225	-	1,800,225
401(k) contributions paid in common stock	4,474	45	40,892	-	40,937
Stock issued to nonemployees for service	15,819	158	84,289	-	84,447
Purchase of stock by officer	3,725	37	24,963	-	25,000
Share issuance costs	-	-	(92,150)	-	(92,150)
Net loss	-	-	-	(5,475,160)	(5,475,160)

BALANCES AT DECEMBER 31, 2019	35,995,089	$359,951	$365,705,533	$(359,097,170)	$6,968,314

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT OCTOBER 1, 2018	28,034,487	$280,346	$331,312,184	$(331,591,614)	$916

Warrant exercises	298,682	2,987	646,766	-	649,753
401(k) contributions paid in common stock	12,279	123	35,118	-	35,241
Stock issued to nonemployees for service	62,784	628	201,752	-	202,380
Shares returned for settlement of clinical research costs	(564,905)	(5,649)	5,649	-	-
Equity based compensation - employees	-	-	573,660	-	573,660
Net income	-	-	-	1,245,902	1,245,902

BALANCES AT DECEMBER 31, 2018	27,843,327	$278,435	$332,775,129	$(330,345,712)	$2,707,852

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2019 and 2018
(UNAUDITED)

	2019	2018

Net (loss) income	$(5,475,160)	$1,245,902
Adjustments to reconcile net (loss) income to
net cash used in operating activities:
Depreciation and amortization	446,340	154,821
Share-based payments for services	155,740	238,904
Equity based compensation	1,800,225	573,660
Common stock contributed to 401(k) plan	40,937	35,241
Gain on derivative instruments	(766,509)	(5,556,306)
Capitalized lease interest	-	34,223
(Increase)/decrease in assets:
Receivables	(28,278)	(10,105)
Prepaid expenses	86,567	(105,685)
Supplies used for R&D and manufacturing	(123,512)	(37,287)
Increase/(decrease) in liabilities:
Accounts payable	(393,064)	(734,770)
Accrued expenses	80,432	(127,600)
Due to employees	76,520	131,892
Other liabilities	(1,914)	(369)

Net cash used in operating activities	(4,101,676)	(4,157,479)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(101,820)	(6,132)
Proceeds from the sale of equipment	4,500	-
Expenditures for patent costs	(12,390)	(66,131)

Net cash used in investing activities	(109,710)	(72,263)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,050,003	-
Payments of stock issuance costs	(31,080)	(46,599)
Proceeds from the purchase of stock by officer	25,000	-
Proceeds from exercises of warrants	297,101	649,753
Payments on obligations under finance lease	(191,034)	(1,251)

Net cash provided by financing activities	5,149,990	601,903

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	938,604	(3,627,839)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,444,774	10,310,044

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,383,378	$6,682,205

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2019 and 2018

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2019	2018
Property and equipment included in current liabilities	$296,941	$-
Finance lease obligation included in accounts payable	$745	$421
Prepaid consulting services paid with issuance of common stock	$(71,293)	$(36,524)
Financing costs included in current liabilities	$76,650	$-

Cash paid for interest	$295,107	$448,486

See notes to condensed financial statements.

CEL-SCI CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018 (UNAUDITED)

A.
BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of CEL-SCI Corporation (the Company) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, these interim condensed financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10-K/A for the year ended September 30, 2019.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of December 31, 2019 and the results of its operations for the three months then ended. The condensed balance sheet as of September 30, 2019 is derived from the September 30, 2019 audited financial statements. On October 1, 2019, the Company adopted Accounting Standards Update (ASU) No. 2016-02 “Leases (Topic 842)” using the modified retrospective transition approach. In accordance with this adoption method, results for the reporting period ended December 31, 2019 are presented under the new standard, while prior period results continue to be reported under the previous standard. All other significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the three months ended December 31, 2019 and 2018 are not necessarily indicative of the results to be expected for the entire year.

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

Income Taxes - The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.  A full valuation allowance was recorded against the deferred tax assets as of December 31, 2019 and September 30, 2019.

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

Newly Adopted Accounting Pronouncements

Effective October 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases and its related amendments (collectively referred to as Topic 842 and codified as “ASC 842”). ASC 842 requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at the lease commencement date. Subsequent measurement, including the presentation of expenses and cash flows, depends on the classification of the lease as either a finance lease or an operating lease. The Company elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. The Company also elected the transition package of three practical expedients which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. Further, the Company elected a short-term lease exception policy, permitting the option to not apply the recognition requirements of this standard to short-term leases (i.e., leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component. The Company’s lease portfolio includes both finance and operating leases. The impact of adopting ASC 842 was to increase long term assets by approximately $1.0 million, decrease total liabilities by approximately $0.9 million and record a cumulative effect adjustment of approximately $0.1 million to opening accumulated deficit. The adoption of ASC 842 will not have a significant impact on the Company’s statements of operations or cash flows.

In June 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-07, Compensation—Stock Compensation (Topic 718), (“ASU 2018-07”), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees, and thus, the accounting for share-based payments to non-employees will be substantially aligned. The Company adopted ASU No. 2018-07 as of October 1, 2019 with no impact on its financial statements and related disclosures.

New Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement - Disclosure Framework (Topic 820)” (“ASU 2018-13”). The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance becomes effective for the Company on October 1, 2021. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the timing and impact of adopting the updated provisions.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

B.
OPERATIONS AND FINANCING

The Company has incurred significant costs since its inception for the acquisition of certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities, and clinical trials.  The Company has funded such costs with proceeds from loans and the public and private sale of its common stock.  The Company will be required to raise additional capital or find additional long-term financing to continue with its research efforts.  The ability to raise capital may be dependent upon market conditions that are outside the control of the Company. The ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure. The Company is taking cost-cutting initiatives, as well as exploring other sources of funding, to finance operations over the next 12 months. The Company believes there is a high likelihood that it will continue to receive funds from private and public offerings and warrant conversions similar to the way it has substantially funded operations for the past 12 months. However, there can be no assurance that the Company will be able to raise sufficient capital to support its operations.

The Company is currently in the final stages of its large multi-national Phase 3 clinical trial for head and neck cancer with its partners TEVA Pharmaceuticals and Orient Europharma. To finance the study beyond the next twelve months, the Company plans to raise additional capital in the form of corporate partnerships, warrant exercises, debt issuances and/or equity financings. The Company believes that it will be able to obtain additional financing because it has done so consistently in the past and because Multikine is a product in the Phase 3 clinical trial stage. However, there can be no assurance that the Company will be successful in raising additional funds on a timely basis or that the funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of money, it may have to curtail its operations until it can raise the required funding.

The financial statements have been prepared assuming the Company will continue as a going concern, but due to the Company’s recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has incurred expenses of approximately $57.0 million as of December 31, 2019 on direct costs for the Phase 3 clinical trial. The Company estimates it will incur additional expenses of approximately $3.3 million for the remainder of the Phase 3 clinical trial. This estimate is based only on the information currently available in the Company’s contracts with the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., the manufacturing of the drug. This number may be affected by the rate of death accumulation in the study, foreign currency exchange rates, and many other factors, some of which cannot be foreseen today. It is therefore possible that the cost of the Phase 3 clinical trial will be higher than currently estimated.

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

C.
STOCKHOLDERS’ EQUITY

Proceeds from the Sale of Common Stock

In December 2019, the Company sold 606,395 shares of common stock at a public offering price of $9.07 per share and received aggregate proceeds of approximately $5.0 million.

Equity Compensation

Underlying share information for equity compensation plans as of December 31, 2019 is as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Options Plans	138,400	89,895	N/A	213
Non-Qualified Stock Option Plans	6,387,200	6,129,285	N/A	111,170
Stock Bonus Plans	783,760	N/A	335,700	448,027
Stock Compensation Plan	634,000	N/A	133,908	481,682
Incentive Stock Bonus Plan	640,000	N/A	616,500	23,500

Underlying share information for equity compensation plans as of September 30, 2019 is as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	138,400	89,895	N/A	213
Non-Qualified Stock Option Plans	6,387,200	6,128,321	N/A	112,166
Stock Bonus Plans	783,760	N/A	331,226	452,501
Stock Compensation Plan	634,000	N/A	130,183	485,407
Incentive Stock Bonus Plan	640,000	N/A	616,500	23,500

Stock option activity:

	Three Months Ended December 31,
	2019	2018
Options granted	1,000	500
Options expired	36	2,400

Stock-Based Compensation Expense

	Three months Ended December 31,
	2019	2018
Employees	$1,800,225	$573,660
Non-employees	$155,740	$238,904

Employee compensation expense includes the expense related to options issued or vested and restricted stock granted. Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of their service contracts.

Warrants and Non-Employee Options

The following chart represents the warrants and non-employee options outstanding at December 31, 2019:

Warrant/Options	Issue Date	Shares Issuable upon Exercise of Warrants/ Options	Exercise Price	Expiration Date	Reference
Series N	8/18/2008	85,339	$3.00	2/18/2020	*
Series V	5/28/2015	810,127	$19.75	5/28/2020	*
Series UU	6/11/2018	154,810	$2.80	6/11/2020	*
Series W	10/28/2015	688,930	$16.75	10/28/2020	*
Series X	1/13/2016	120,000	$9.25	1/13/2021	*
Series Y	2/15/2016	26,000	$12.00	2/15/2021	*
Series ZZ	5/23/2016	20,000	$13.75	5/18/2021	*
Series BB	8/26/2016	16,000	$13.75	8/22/2021	*
Series Z	5/23/2016	264,000	$13.75	11/23/2021	*
Series FF	12/8/2016	68,048	$3.91	12/1/2021	*
Series CC	12/8/2016	277,463	$5.00	12/8/2021	*
Series HH	2/23/2017	6,500	$3.13	2/16/2022	*
Series AA	8/26/2016	200,000	$13.75	2/22/2022	*
Series JJ	3/14/2017	9,450	$3.13	3/8/2022	*
Series LL	4/30/2017	26,398	$3.59	4/30/2022	*
Series MM	6/22/2017	893,491	$1.86	6/22/2022	*
Series NN	7/24/2017	473,798	$2.52	7/24/2022	*
Series OO	7/31/2017	40,000	$2.52	7/31/2022	2
Series RR	10/30/2017	457,116	$1.65	10/30/2022	*
Series SS	12/19/2017	460,012	$2.09	12/18/2022	2
Series TT	2/5/2018	459,421	$2.24	2/5/2023	2
Series VV	7/2/2018	82,500	$1.75	1/2/2024	*
Consultants	7/28/17	10,000	$2.18	7/27/2027	3

* No current period changes to these warrants

1.
Derivative Liabilities

The table below presents the fair value of the warrant liabilities at the balance sheet dates:

	December 31, 2019	September 30, 2019
Series V warrants	$119,411	$674,442
Series W warrants	1,042,133	1,193,507
Series Z warrants	1,098,996	1,109,545
Series ZZ warrants	62,791	77,638
Series AA warrants	851,930	916,908
Series BB warrants	64,397	63,966
Series CC warrants	1,733,579	1,710,898
Series FF warrants	453,374	446,185
Series HH warrants	45,739	45,657
Series JJ warrants	66,729	66,599
Series LL warrants	182,722	182,965
Total warrant liabilities	$5,721,801	$6,488,310

The table below presents the gains and (losses) on the warrant liabilities for the three months ended December 31:

	2019	2018
Series S warrants	$-	$33
Series V warrants	555,031	556,332
Series W warrants	151,374	626,850
Series Z warrants	10,549	204,121
Series ZZ warrants	14,847	14,323
Series AA warrants	64,978	157,219
Series BB warrants	(431)	12,110
Series CC warrants	(22,681)	665,606
Series DD warrants	-	1,249,287
Series EE warrants	-	1,249,287
Series FF warrants	(7,189)	69,062
Series GG warrants	-	212,782
Series HH warrants	(82)	20,951
Series II warrants	-	230,589
Series JJ warrants	(130)	31,462
Series KK warrants	-	228,095
Series LL warrants	243	28,197
Net gain on warrant liabilities	$766,509	$5,556,306

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

Changes in Warrant Liabilities

On December 10, 2018, 1,360,960 Series DD and 1,360,960 Series EE warrants, with an exercise price of $4.50 expired. On October 11, 2018, 327,729 Series S warrants, with an exercise price of $31.25 expired.

2.
Changes in Equity Warrants

Exercise of Equity Warrants

The following warrants recorded as equity were exercised during the three months ended December 31, 2019.

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series OO	10,000	$2.52	$25,200
Series SS	22,632	$2.09	47,301
Series TT	100,628	$2.24	224,600
	132,900		$297,101

The following warrants recorded as equity were exercised during the three months ended December 31, 2018.

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series PP	60,000	$2.30	$138,000
Series SS	152,632	$2.09	319,001
Series TT	86,050	$2.24	192,752
	298,682		$649,753

3.
Options and Shares Issued to Consultants

During the three months ended December 31, 2019 and 2018, respectively, the Company issued 15,819 and 62,784 shares of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $7.18 and $3.22 during the three months ended December 31, 2019 and 2018, respectively. The aggregate values of the issuances of restricted common stock and common stock options are recorded as prepaid expenses and are charged to general and administrative expenses over the periods of service.

During the three months ended December 31, 2019 and 2018, the Company recorded total expense of approximately $156,000 and $239,000, respectively, relating to these consulting agreements. At December 31, 2019 and September 30, 2019, approximately $159,000 and $230,000, respectively, are included in prepaid expenses. During the three months ended December 31, 2019 and 2018, 0 and 2,400 options, respectively, expired that were issued to consultants as payment for services rendered. As of December 31, 2019, 10,000 options issued to consultants remained outstanding, all of which were issued from the Non-Qualified Stock Option plans and are fully vested.

4.
Securities Purchase Agreement

The Company entered into a Securities Purchase Agreement with Ergomed plc, one of the Company’s Clinical Research Organizations responsible for managing the Company’s Phase 3 clinical trial, to facilitate a partial payment of amounts due Ergomed. Under the Agreement, the Company issued Ergomed shares of common stock that the net proceeds from the sales of those shares would reduce outstanding amounts due Ergomed. Upon issuance, the Company expenses the full value of the shares as Other non-operating gain/loss and subsequently offsets the expense as amounts are realized through the sale by Ergomed and reduces accounts payable to Ergomed.

During the quarters ended December 31, 2019 and 2018, respectively, the Company realized approximately $0.8 million and $1.2 million through the sale by Ergomed of 98,350 and 353,995 shares of the Company’s common stock and the Company reduced the payables to Ergomed and credited Other Operating Gain by those amounts. No shares were issued to Ergomed during the quarters ended December 31, 2019 and 2018.

On December 31, 2018, the expiration date of the prior agreement, Ergomed returned 564,905 unsold shares for cancellation.

As of December 31, 2019, Ergomed held 99,650 shares for resale.

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

For disclosure purposes, assets and liabilities are classified in their entirety in the fair value hierarchy level based on the lowest level of input that is significant to the overall fair value measurement. The Company’s assessment of the significance of an input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy levels.

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at December 31, 2019:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$-	$-	$5,721,801	$5,721,801

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at September 30, 2019:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$-	$-	$6,488,310	$6,488,310

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the three months ended December 31, 2019 and the year ended September 30, 2019:

	3 months ended	12 months ended
	December 31, 2019	September 30, 2019

Beginning balance	$6,488,310	$9,317,031
Issuances	-	-
Exercises	-	(3,589,357)
Realized and unrealized (gains) and losses	(766,509)	760,636
Ending balance	$5,721,801	$6,488,310

The fair values of the Company’s derivative instruments disclosed above under Level 3 are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock, as well as U.S. Treasury Bill rates, are observable in active markets.

E.
RELATED PARTY TRANSACTIONS

During the quarter ended December 31, 2019, the Company’s CEO purchased 3,725 shares of restricted common stock at an aggregate fair market value of $25,000.

F.
COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

Under co-development and revenue sharing agreements with Ergomed, Ergomed agreed to contribute up to $12 million towards the Company’s Phase 3 Clinical Trial in the form of discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount. The Company accounted for the co-development and revenue sharing agreements in accordance with ASC 808 “Collaborative Arrangements”. The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.” Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its Statements of Operations. Since the inception of the agreement with Ergomed, the Company has incurred research and development expenses of approximately $31.8 million for Ergomed’s services. This amount is net of Ergomed’s discount of approximately $10.8 million. During the three months ended December 31, 2019 and 2018, the Company recorded, net of Ergomed’s discount, approximately $0.9 million and $0.8 million, respectively, as research and development expense related to Ergomed’s services.

Lease Agreements

The Company determines whether a contract contains a lease at the inception of a contract by determining if the contract conveys the right to control the use of identified property, plant or equipment for a period of time in exchange for consideration. The Company leases certain real estate, machinery, equipment and office equipment for varying periods. Many of these leases include an option to either renew or terminate the lease. For purposes of calculating lease liabilities, these options are included in the lease term when it is reasonably certain that the Company will exercise such options. The incremental borrowing rate utilized to calculate the lease liabilities is based on the information available at commencement date, as most of the leases do not provide an implicit borrowing rate. Short-term leases, defined as leases with initial terms of 12 months or less, are not reflected on the balance sheet. Lease expense for such short-term leases is not material. For purposes of calculating lease liabilities, lease and non-lease components are combined.

The Company leases a manufacturing facility near Baltimore, Maryland (the San Tomas lease). The building was remodeled in accordance with the Company’s specifications so that it can be used by the Company to manufacture Multikine for the Company’s Phase 3 clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and requires annual base rent to escalate each year at 3%. The Company is required to pay all real estate and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease, which expires in October 2028. Upon lease inception in October 2008, the Company contributed approximately $9.3 million towards the tenant-directed improvements, of which $3.2 million, plus interest, is being refunded during years six through twenty through reduced rental payments. As of December 31, 2019, approximately $2.7 million is remaining to be refunded through the duration of the lease term. This lease is classified as a finance lease. As of October 1, 2019, the initial improvements have a net book value of approximately $2.1 million and are included in leasehold improvements on the balance sheet.

Upon adoption of ASC 842 on October 1, 2019, the Company recorded a finance lease right of use asset and a finance lease liability of approximately $13.5 million. As of December 31, 2019, the net book value of the finance lease right of use asset is approximately $13.1 million and the balance of the finance lease liability is approximately $13.3 million, of which approximately $0.8 million is current. These amounts include the San Tomas lease as well as several other smaller finance leases for office equipment. The finance right of use assets are being depreciated using a straight-line method over the underlying lease terms. Total cash paid related to finance leases during the three months ended December 31, 2019 was approximately $468,000, of which approximately $295,000 was for interest. The weighted average discount rate of the Company’s finance leases is 8.8% and the weighted average time to maturity is 8.8 years.

The Company was required to deposit the equivalent of one year of base rent in accordance with the lease. When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company. The approximate $1.7 million deposit is included in non-current assets at December 31, 2019 and September 30, 2019.

Approximate future minimum lease payments under finance leases as of December 31, 2019 are as follows:

Nine months ending September 30, 2020	$1,416,000
Year ending September 30,
2021	1,948,000
2022	2,010,000
2023	2,079,000
2024	2,146,000
2025	2,218,000
Thereafter	7,322,000
Total future minimum lease obligation	19,139,000
Less imputed interest on finance lease obligations	(5,855,000)
Net present value of lease finance lease obligations	$13,284,000

The Company rents a portion of its space on a month-to-month term basis, which requires a 30-day notice for termination. The rental income for each of the three months ended December 31, 2019 and 2018 was approximately $18,000.

The Company leases two facilities under 60-month operating leases – the lease for its research and development laboratory expires February 28, 2022 and the lease for its office headquarters expires June 30, 2020. During the quarter ended December 31, 2019, the Company incurred approximately $70,000 in leasehold improvements costs for the research and development lab and is reasonably certain to renew the lease through February 28, 2027. The renewal period is included in the right of use asset and liability calculations. The operating leases include escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the full 60-month terms of the leases. Upon adoption of ASC 842 on October 1, 2019, the Company recorded an operating lease right of use asset and an operating lease liability of approximately $1.0 million. As of December 31, 2019, the net book value of the operating lease right of use asset is approximately $0.9 million and the balance of the operating lease liability is approximately $1.0 million, of which approximately $0.1 million is current. The Company incurred lease expense for operating leases of approximately $68,000 for the three months ended December 31, 2019. Total cash paid related to operating leases during the three months ended December 31, 2019 was approximately $66,000.

As of December 31, 2019, future minimum lease payments on operating leases are as follows:

Nine months ending September 30, 2020	$173,000
Year ending September 30,
2021	163,000
2022	168,000
2023	173,000
2024	178,000
2025	183,000
Thereafter	269,000
Total future minimum lease obligation	1,307,000
Less imputed interest on operating lease obligation	(338,000)
Net present value of operating lease obligation	$969,000

G.      PATENTS

During the three months ended December 31, 2019 and 2018, no patent impairment charges were recorded. For the three months ended December 31, 2019 and 2018, amortization of patent costs totaled approximately $13,000 and $12,000, respectively. Approximate estimated future amortization expense is as follows:

Nine months ending September 30, 2020	$39,000
Year ending September 30,
2021	49,000
2022	45,000
2023	35,000
2024	27,000
2025	24,000
Thereafter	92,000
Total	$311,000

H.             (LOSS) EARNINGS PER COMMON SHARE

The following tables provide the details of the basic and diluted (loss) earnings per-share computations:

	Three months ended December 31,
	2019	2018
(Loss) earnings per share - basic
Net (loss) earnings available to common shareholders - basic	$(5,475,160)	$1,245,902
Weighted average shares outstanding - basic	35,084,279	27,985,327
Basic (loss) earnings per common share	$(0.16)	$0.04

(Loss) earnings per share - diluted
Net (loss) earnings available to common shareholders - basic	$(5,475,160)	$1,245,902
Gain on derivatives (1)	(243)	(723,879)
Net (loss) earnings available to common shareholders - diluted	$(5,474,403)	$522,023

Weighted average shares outstanding - basic	35,084,279	27,985,327
Incremental shares underlying dilutive-warrants and options (1)	14,329	1,944,026
Weighted average shares outstanding - diluted	35,098,608	29,929,353
Diluted (loss) earnings per common share	$(0.16)	$0.02

(1) Includes Series LL warrants for the three months ended December 31, 2019 and Series GG, HH, II, JJ and KK warrants for the three months ended December 31, 2018.

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

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net earnings (loss) per share excludes the following securities because their inclusion would have been anti-dilutive as of December 31:

	2019	2018

Options and Warrants	7,009,959	3,175,384
Unvested Restricted Stock	304,500	312,000
Total	7,314,459	3,487,384

J. SUBSEQUENT EVENTS

Under the terms of the Underwriting Agreement for the public offering which closed in December 2019 (Note C), the Company granted the Underwriters a 45-day option to purchase up to an additional 90,959 shares of common stock solely to cover over-allotments. The underwriter fully exercised this option in January 2020 resulting in additional net proceeds to the Company of approximately $767,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company’s lead investigational therapy, Multikine® (Leukocyte Interleukin, Injection), is cleared for a Phase 3 clinical trial in advanced primary head and neck cancer by the regulators in twenty-four countries around the world, including the U.S.

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

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has incurred expenses of approximately $57.0 million as of December 31, 2019 on direct costs for the Phase 3 clinical trial. The Company estimates it will incur additional expenses of approximately $3.3 million for the remainder of the Phase 3 clinical trial. It should be noted that this estimate is based only on the information currently available in the Company’s contracts with the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., the manufacturing of the drug. This number may be affected by the rate of death accumulation in the study, foreign currency exchange rates, and many other factors, some of which cannot be foreseen today. It is therefore possible that the cost of the Phase 3 clinical trial will be higher than currently estimated.

The Company uses two CRO’s to manage the global Phase 3 study; ICON and Ergomed, who are both international leaders in managing oncology trials. As of September 2016, the study was fully enrolled with 928 patients.

Under a co-development agreement, Ergomed agreed to contribute up to $12 million towards the study where it will perform clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount. Approximately $10.8 million of these credits were realized as of December 31, 2019.

During the three months ended December 31, 2019, the Company’s cash increased by approximately $0.9 million.  Significant components of this increase include approximately $5.0 million in net proceeds from the sale of common stock in a public offering and the exercise of warrants of approximately $0.3 million, offset by net cash used to fund the Company’s regular operations, including its Phase 3 clinical trial, of approximately $4.1 million, approximately $0.1 million of equipment purchases and approximately $0.2 million in lease payments. During the three months ended December 31, 2018, the Company’s cash decreased by approximately $3.6 million.  Significant components of this decrease include net proceeds from the exercise of warrants of approximately $0.6 million, offset by net cash used to fund the Company’s regular operations, including its Phase 3 clinical trial, of approximately $4.2 million.

During the three months ended December 31, 2019, 132,900 warrants were exercised at a weighted average exercise price of $2.24 for proceeds of approximately $0.3 million. During the three months ended December 31, 2018, 298,682 warrants were exercised at a weighted average exercise price of $2.18 for proceeds of approximately $0.6 million

The Company entered into a Securities Purchase Agreement with Ergomed plc, one of the Company’s Clinical Research Organizations responsible for managing the Company’s Phase 3 clinical trial, to facilitate a partial payment of amounts due Ergomed. Under the Agreement, the Company issued Ergomed shares of common stock that the net proceeds from the sales of those shares would reduce outstanding amounts due Ergomed. Upon issuance, the Company expenses the full value of the shares as Other non-operating gain/loss and subsequently offsets the expense as amounts are realized through the sale of the Company’s shares by Ergomed and reduces accounts payable to Ergomed. During the quarters ended December 31, 2019 and 2018, respectively, the Company realized approximately $0.8 million and $1.2 million, respectively, through the sale by Ergomed of 98,350 and 353,995 shares of the Company’s common stock and the Company reduced accounts payable to Ergomed and credited Other operating gains by those amounts.

Current assets other than cash, remained constant at December 31, 2019 as compared to September 30, 2019. Receivables consist primarily of amounts due from the Company’s partners for reimbursed clinical study costs related to its Phase 3 clinical trial and amounts to be reimbursed for costs related to its Small Business Innovation Research (SBIR) grant.

Supplies are purchased for use in the Company’s manufacturing and R&D efforts and vary with the study requirements. During the three months ended December 31, 2019, the supplies increased by approximately $124,000 in support of the work on modifications of the manufacturing facility in order to prepare the facility to produce Multikine for commercial purposes and before the Company’s Biologics License Application (BLA) can be submitted to the FDA.

Results of Operations and Financial Condition

During the three months ended December 31, 2019, research and development expenses increased by approximately $0.7 million, or 21%, compared to the three months ended December 31, 2018. Major components of this increase include approximately $0.7 million of cost incurred preparing the manufacturing facility for the potential commercial manufacture of Multikine, $0.5 million increase in employee stock option expense and $0.2 million increase in depreciation expense on the manufacturing facility as a result of adopting the new leasing standard. These increases were offset by a decrease of approximately $0.7 million in expenses related to the Company’s on-going Phase 3 clinical trial.

During the three months ended December 31, 2019, general and administrative expenses increased by approximately $0.9 million, or 56%, compared to the three months ended December 31, 2018. Approximately $0.7 million of the change relates to an increase in employee stock compensation expense. The remaining increase consists of approximately $0.2 million in net other general and administrative account variations.

The gains on derivative instruments of approximately $0.8 million and $5.6 million for the three months ended December 31, 2019 and 2018, respectively, were the result of the change in fair value of the derivative liabilities during the respective quarters. These changes were caused mainly by fluctuation in the share price of the Company’s common stock.

 Net interest expense decreased by approximately $0.2 million for the three months ended December 31, 2019 compared to the three months ended December 31, 2018. The decrease is due to a decrease in interest rates on the Company’s finance leases that were re-measured in connection with the adoption of ASC 842, Leases.

Research and Development Expenses

The Company’s research and development efforts involve Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Three months ended December 31,
	2019	2018

MULTIKINE	$3,956,444	$3,250,278
LEAPS	240,169	221,436

TOTAL	$4,196,613	$3,471,714

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

Critical Accounting Estimates and Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations is based on its unaudited condensed financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. The Company believes some of the more critical estimates and policies that affect its financial condition and results of operations are in the areas of operating leases and stock-based compensation. For more information regarding the Company’s critical accounting estimates and policies, see Part II, Item 7 of the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2019. The application of these critical accounting policies and estimates has been discussed with the Audit Committee of the Company’s Board of Directors.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company does not believe that it has any significant exposures to market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2019. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2019.

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

On December 20, 2019, CEL-SCI discovered an error in the EDGAR filed Form 10-K report. The Company’s Statements of Cash Flows for the years ended September 30, 2019 and 2018 were not included, in their entirety, in the EDGAR filed Form 10-K report filed on December 16, 2019 with the SEC. However, the entire Statements of Cash Flows were included in the Interactive Data Files (“XBRL”) which were filed on December 16, 2019. The omission of the Statements of Cash Flows was the result of a failure of the Company to perform an adequate review of the EDGAR Form 10-K proof to ensure that the filing was accurate and complete. The failure of the Company to perform an adequate review of the EDGAR Form 10-K proof is a control deficiency that constitutes a material weakness.

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

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2019 the Company issued 15,819 restricted shares of common stock to consultants for investor relations services.

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

CEL-SCI CORPORATION

Date: February 7, 2020	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer*

* Also signing in the capacity of the Principal Accounting and Financial Officer.