Form 10-Q
period 2020-03-31
CEL SCI CORP
filed 2020-05-08
CIK 725363

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
 (Mark One)
☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020
OR
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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).
Yes ☐           No ☒

Class of Stock	No. Shares Outstanding	Date
Common	37,633,894	May 5, 2020

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	MARCH 31,	SEPTEMBER 30,
ASSETS	2020	2019

Current Assets:
Cash and cash equivalents	$14,329,870	$8,444,774
Receivables	62,289	62,765
Prepaid expenses	565,246	524,953
Supplies used for R&D and manufacturing	849,548	782,363

Total current assets	15,806,953	9,814,855

Finance lease right of use assets	12,741,195	-
Operating lease right of use assets	899,508	-
Property and equipment, net	3,286,273	15,825,636
Patent costs, net	312,380	311,586
Deposits	1,670,917	1,670,917

Total Assets	$34,717,226	$27,622,994

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,139,914	$1,586,478
Accrued expenses	316,866	34,432
Due to employees	675,408	709,442
Derivative instruments, current portion	2,156,857	674,442
Lease liabilities, current portion	977,264	-
Other current liabilities	5,000	14,956

Total current liabilities	5,271,309	3,019,750

Derivative instruments, net of current portion	4,067,436	5,813,868
Finance lease obligations, net of current portion	12,232,493	13,508,156
Operating lease obligations, net of current portion	812,479	-
Other liabilities	125,000	147,553

Total liabilities	22,508,717	22,489,327

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value-200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized;
37,336,411 and 35,231,776 shares issued and outstanding
at March 31, 2020 and September 30, 2019, respectively	373,365	352,318
Additional paid-in capital	379,943,932	358,507,603
Accumulated deficit	(368,108,788)	(353,726,254)

Total stockholders' equity	12,208,509	5,133,667

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$34,717,226	$27,622,994

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2020 and 2019
(UNAUDITED)

	2020	2019

Grant income	$334,232	$277,183

Operating Expenses:
Research and development	8,598,960	6,304,260
General and administrative	5,197,418	3,313,985
Total operating expenses	13,796,378	9,618,245

Operating loss	(13,462,146)	(9,341,062)

Other income	36,896	36,127
(Loss)/gain on derivative instruments	(2,282,518)	4,589,135
Other non-operating gains	1,725,180	421,353
Interest expense, net	(504,190)	(907,332)
Net loss	(14,486,778)	(5,201,779)

Modification of warrants	(21,734)	-

Net loss available to common shareholders	$(14,508,512)	$(5,201,779)

Net loss per common share
BASIC	$(0.41)	$(0.18)
DILUTED	$(0.41)	$(0.19)

Weighted average common shares outstanding
BASIC	35,621,711	28,543,417
DILUTED	35,621,711	28,548,818

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2020 and 2019
(UNAUDITED)

	2020	2019

Grant income	$298,726	$150,769

Operating Expenses:
Research and development	4,402,347	2,832,546
General and administrative	2,558,522	1,624,823
Total operating expenses	6,960,869	4,457,369

Operating loss	(6,662,143)	(4,306,600)

Other income	18,448	18,216
Loss on derivative instruments	(3,049,027)	(967,171)
Other non-operating gains (losses)	934,511	(730,823)
Interest expense, net	(253,407)	(461,303)
Net loss	(9,011,618)	(6,447,681)

Modification of warrants	(21,734)	-

Net loss available to common shareholders	$(9,033,352)	$(6,447,681)

Net loss per common share
BASIC	$(0.25)	$(0.22)
DILUTED	$(0.25)	$(0.22)

Weighted average common shares outstanding
BASIC	36,165,050	29,113,910
DILUTED	36,165,050	29,113,910

See notes to condensed financial statements.

CEL-SCI CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT OCTOBER 1, 2019	35,231,776	$352,318	$358,507,603	$(353,726,254)	$5,133,667

Adoption of new accounting standard				104,244	104,244
Issuance of common stock	606,395	6,064	5,043,939	-	5,050,003
Warrant exercises	132,900	1,329	295,772	-	297,101
Equity based compensation - employees	-	-	1,800,225	-	1,800,225
401(k) contributions paid in common stock	4,474	45	40,892	-	40,937
Stock issued to nonemployees for service	15,819	158	84,289	-	84,447
Purchase of stock by officer	3,725	37	24,963	-	25,000
Share issuance costs	-	-	(92,150)	-	(92,150)
Net loss	-	-	-	(5,475,160)	(5,475,160)

BALANCES AT DECEMBER 31, 2019	35,995,089	359,951	365,705,533	(359,097,170)	6,968,314

Proceeds from the sale of common stock	721,459	7,215	7,860,414	-	7,867,629
Warrant exercises	562,100	5,621	4,313,085	-	4,318,706
Equity based compensation - employees	-	-	1,780,979	-	1,780,979
401(k) contributions paid in common stock	3,376	34	38,925	-	38,959
Stock issued to nonemployees for service	17,120	171	234,853	-	235,024
Purchase of stock by officers and directors	16,787	168	159,822	-	159,990
Option exercises	20,480	205	49,693	-	49,898
Share issuance costs	-	-	(199,372)	-	(199,372)
Net loss	-	-		(9,011,618)	(9,011,618)

BALANCES AT MARCH 31, 2020	37,336,411	$373,365	$379,943,932	$(368,108,788)	$12,208,509

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT OCTOBER 1, 2018	28,034,487	$280,346	$331,312,184	$(331,591,614)	$916

Warrant exercises	298,682	2,987	646,766	-	649,753
401(k) contributions paid in common stock	12,279	123	35,118	-	35,241
Stock issued to nonemployees for service	62,784	628	201,752	-	202,380
Shares returned for settlement of clinical research costs	(564,905)	(5,649)	5,649	-	-
Equity based compensation - employees	-	-	573,660	-	573,660
Net income	-	-	-	1,245,902	1,245,902

BALANCES AT DECEMBER 31, 2018	27,843,327	278,435	332,775,129	(330,345,712)	2,707,852

Warrant exercises	1,523,933	15,239	2,640,395	-	2,655,634
401(k) contributions paid in common stock	10,419	104	36,779	-	36,883
Stock issued to nonemployees for service	77,449	774	224,855	-	225,629
Equity based compensation - employees	(3,500)	(35)	530,865	-	530,830
Shares issued for settlement of clinical research costs	500,000	5,000	1,285,000	-	1,290,000
Share issuance costs	-	-	(43,625)	-	(43,625)
Net loss	-	-	-	(6,447,681)	(6,447,681)

BALANCES AT MARCH 31, 2019	29,951,628	$299,517	$337,449,398	$(336,793,393)	$955,522

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2020 and 2019
(UNAUDITED)

	2020	2019

Net loss	$(14,486,778)	$(5,201,779)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	951,831	316,083
Share-based payments for services	347,227	511,424
Equity based compensation	3,581,204	1,104,490
Common stock contributed to 401(k) plan	79,896	72,124
Shares issued for settlement of clinical research costs	-	1,290,000
Loss (Gain) on derivative instruments	2,282,518	(4,589,135)
Capitalized lease interest	-	64,432
(Increase)/decrease in assets:
Receivables	476	(4,579)
Prepaid expenses	96,951	(74,741)
Supplies used for R&D and manufacturing	(67,185)	(115,774)
Increase/(decrease) in liabilities:
Accounts payable	(765,872)	(1,489,234)
Accrued expenses	20,110	82,580
Due to employees	(34,034)	245,074
Other liabilities	3,438	(1,057)

Net cash used in operating activities	(7,990,218)	(7,790,092)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(752,797)	(160,920)
Expenditures for patent costs	(13,996)	(67,661)

Net cash used in investing activities	(766,793)	(228,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	12,917,632	-
Payments of stock issuance costs	(190,553)	(80,224)
Proceeds from the purchase of stock by officers and directors	184,990	-
Proceeds from exercises of warrants	2,069,272	3,305,387
Proceeds from exercises of options	49,898	-
Payments on obligations under finance lease	(389,132)	(2,521)

Net cash provided by financing activities	14,642,107	3,222,642

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,885,096	(4,796,031)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,444,774	10,310,044

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,329,870	$5,514,013

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2020 and 2019

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2020	2019
Property and equipment included in current liabilities	$318,984	$-
Capitalizable patent costs included in current liabilities	$13,465	$-
Right of use asset acquired and liability incurred	$13,712	$-
Finance lease obligation included in accounts payable	$983	$428
Prepaid consulting services paid with issuance of common stock	$137,244	$83,415
Accrued consulting services to be paid with common stock	$165,000	$-
Fair value of warrant liabilities on date of exercise	$2,546,535	$-
Stock issuance costs included in current liabilities	$116,549	$10,000

Cash paid for interest	$585,748	$902,091

CEL-SCI CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED MARCH 31, 2020 AND 2019 (UNAUDITED)

A.
BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of CEL-SCI Corporation (the Company) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, these interim condensed financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10-K/A for the year ended September 30, 2019.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2020 and the results of its operations for the six months then ended. The condensed balance sheet as of September 30, 2019 is derived from the September 30, 2019 audited financial statements. On October 1, 2019, the Company adopted Accounting Standards Update (ASU) No. 2016-02 , “Leases” and its related amendments (collectively referred to as Topic 842 and codified as Accounting Standards Codification 842, or ASC 842) using the modified retrospective transition approach. In accordance with this adoption method, results for the reporting period ended March 31, 2020 are presented under the new standard, while prior period results continue to be reported under the previous standard. All other significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the six and three months ended March 31, 2020 and 2019 are not necessarily indicative of the results to be expected for the entire year.

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

Summary of Significant Accounting Policies:

Research and Office Equipment and Leasehold Improvements –Research and office equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Repairs and maintenance which do not extend the life of the asset are expensed when incurred. The fixed assets are reviewed on a quarterly basis to determine if any of the assets are impaired.

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

Income Taxes - The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.  A full valuation allowance was recorded against the deferred tax assets as of March 31, 2020 and September 30, 2019.

Derivative Instruments – The Company has entered into financing arrangements that consist of freestanding derivative instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” In accordance with ASC 815, derivative instruments and hybrid instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models considering all the rights and obligations of each instrument. The derivative liabilities are re-measured at fair value at the end of each interim period.

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

The Company has Incentive Stock Option Plans, Non-Qualified Stock Option Plans, Stock Compensation Plans, Stock Bonus Plans and an Incentive Stock Bonus Plan. In some cases, these Plans are collectively referred to as the "Plans". All Plans have been approved by the stockholders.

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

Newly Adopted Accounting Pronouncements

Effective October 1, 2019, the Company adopted ASC 842. ASC 842 requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at the lease commencement date. Subsequent measurement, including the presentation of expenses and cash flows, depends on the classification of the lease as either a finance lease or an operating lease. The Company elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. The Company also elected the transition package of three practical expedients which eliminates the requirements to reassess prior conclusions about lease identification, lease classification and initial direct costs. Further, the Company elected a short-term lease exception policy permitting the option to not apply the recognition requirements of this standard to short-term leases (i.e., leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component. The Company’s lease portfolio includes both finance and operating leases. The impact of adopting ASC 842 was to increase long term assets by approximately $1.0 million, decrease total liabilities by approximately $0.9 million and record a cumulative effect adjustment of approximately $0.1 million to opening accumulated deficit.

In June 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-07, Compensation—Stock Compensation (Topic 718), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees, and thus, the accounting for share-based payments to non-employees will be substantially aligned. The Company adopted ASU 2018-07 as of October 1, 2019 with no impact on its financial statements and related disclosures.

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

B.
OPERATIONS AND FINANCING

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, because of the rapid increase in exposure globally, the WHO classified the COVID-19 outbreak as a pandemic. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.  Although the Company cannot estimate the length or gravity of the impact of the COVID-19 outbreak, if the pandemic continues, it may have an adverse effect on the Company’s results of future operations, financial position, and liquidity in fiscal year 2020.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act).  The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19.  While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company’s financial statements include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act.  The Company does not expect the enactment of the CARES Act to have a material impact to its financial position, results of operations or cash flows.

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

Nine hundred twenty-eight (928) head and neck cancer patients have been enrolled and have completed treatment in the Phase 3 study. The study end point is a 10% increase in overall survival of patients between the two main comparator groups in favor of the group receiving the Multikine treatment regimen. The determination if the study end point is met will occur when there are a total of 298 deaths in those two groups. On May 4, 2020, we announced the threshold of 298 deaths (events) was reached.

C.
STOCKHOLDERS’ EQUITY

Proceeds from the Sale of Common Stock

In March 2020, the Company sold 630,500 shares of common stock at a public offering price of $12.22 per share and received aggregate net proceeds of approximately $7.1 million. Under the terms of the Underwriting Agreement the Company granted the Underwriters a 45-day option to purchase up to an additional 94,575 shares of common stock solely to cover over-allotments. The underwriter fully exercised this option in May 2020 resulting in additional net proceeds to the Company of approximately $1.1 million.

In December 2019, the Company sold 606,395 shares of common stock at a public offering price of $9.07 per share and received aggregate net proceeds of approximately $5.0 million. In January 2020, the underwriters of that offering fully exercised the option to purchase 90,959 additional shares of common stock at the public offering price of $9.07 per share for aggregate net proceeds to the Company of approximately $0.8 million.

Equity Compensation

Underlying share information for equity compensation plans as of March 31, 2020 is as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Options Plans	138,400	89,895	N/A	213
Non-Qualified Stock Option Plans	6,387,200	6,108,173	N/A	131,146
Stock Bonus Plans	783,760	N/A	339,076	444,651
Stock Compensation Plans	634,000	N/A	150,695	464,895
Incentive Stock Bonus Plan	640,000	N/A	616,500	23,500

Underlying share information for equity compensation plans as of September 30, 2019 is as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	138,400	89,895	N/A	213
Non-Qualified Stock Option Plans	6,387,200	6,128,321	N/A	112,166
Stock Bonus Plans	783,760	N/A	331,226	452,501
Stock Compensation Plans	634,000	N/A	130,183	485,407
Incentive Stock Bonus Plan	640,000	N/A	616,500	23,500

Stock option activity:
	Six Months Ended March 31,
	2020	2019
Options granted	2,500	500
Options exercised	20,480	-
Options forfeited	1,000	24,193
Options expired	1,168	2,400

	Three Months Ended March 31,
	2020	2019
Options granted	1,500	-
Options exercised	20,480	-
Options forfeited	1,000	24,193
Options expired	1,132	-

Stock-Based Compensation Expense
	Six months Ended March 31,
	2020	2019
Employees	$3,581,204	$1,104,490
Non-employees	$347,227	$511,424

	Three months Ended March 31,
	2020	2019
Employees	$1,780,979	$530,830
Non-employees	$191,487	$272,520

Employee compensation expense includes the expense related to options issued or vested and restricted stock granted. Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of their service contracts.

Warrants and Non-Employee Options

The following chart represents the warrants and non-employee options outstanding at March 31, 2020:

Warrant/Options	Issue Date	Shares Issuable upon Exercise of Warrants/ Options	Exercise Price	Expiration Date	Reference
Series N	8/18/2008	85,339	$3.00	2/18/2021	2
Series V	5/28/2015	810,127	$19.75	5/28/2020	1
Series UU	6/11/2018	154,810	$2.80	6/11/2020	*
Series W	10/28/2015	688,930	$16.75	10/28/2020	1
Series X	1/13/2016	120,000	$9.25	1/13/2021	*
Series Y	2/15/2016	26,000	$12.00	2/15/2021	*
Series ZZ	5/23/2016	20,000	$13.75	5/18/2021	1
Series BB	8/26/2016	16,000	$13.75	8/22/2021	1
Series Z	5/23/2016	264,000	$13.75	11/23/2021	1
Series CC	12/8/2016	153,643	$5.00	12/8/2021	1
Series HH	2/23/2017	200	$3.13	2/16/2022	1
Series AA	8/26/2016	200,000	$13.75	2/22/2022	1
Series MM	6/22/2017	893,491	$1.86	6/22/2022	*
Series NN	7/24/2017	375,545	$2.52	7/24/2022	2
Series OO	7/31/2017	10,000	$2.52	7/31/2022	2
Series RR	10/30/2017	457,116	$1.65	10/30/2022	*
Series SS	12/19/2017	365,538	$2.09	12/18/2022	2
Series TT	2/5/2018	381,564	$2.24	2/5/2023	2
Series VV	7/2/2018	55,000	$1.75	1/2/2024	2
Consultants	7/28/17	10,000	$2.18	7/27/2027	*

* No current period changes to these warrants and non-employee options

1.
Warrant Liabilities

The table below presents the fair value of the warrant liabilities at the balance sheet dates:

	March 31, 2020	September 30, 2019
Series V warrants	$595,981	$674,442
Series W warrants	1,560,876	1,193,507
Series Z warrants	1,421,421	1,109,545
Series ZZ warrants	82,223	77,638
Series AA warrants	1,243,531	916,908
Series BB warrants	70,994	63,966
Series CC warrants	1,247,399	1,710,898
Series FF warrants	-	446,185
Series HH warrants	1,868	45,657
Series JJ warrants	-	66,599
Series LL warrants	-	182,965
Total warrant liabilities	$6,224,293	$6,488,310

The table below presents the gains/(losses) on the warrant liabilities for the six months ended March 31:

	2020	2019
Series S warrants	$-	$33
Series V warrants	78,461	494,852
Series W warrants	(367,369)	616,028
Series Z warrants	(311,876)	114,831
Series ZZ warrants	(4,585)	12,638
Series AA warrants	(326,623)	93,268
Series BB warrants	(7,028)	7,736
Series CC warrants	(826,277)	339,698
Series DD warrants	-	1,249,287
Series EE warrants	-	1,249,287
Series FF warrants	(319,706)	34,603
Series GG warrants	-	106,750
Series HH warrants	(34,457)	10,642
Series II warrants	-	115,343
Series JJ warrants	(64,992)	15,926
Series KK warrants	-	113,467
Series LL warrants	(98,066)	14,746
Net (loss)/gain on warrant liabilities	$(2,282,518)	$4,589,135

The table below presents the losses on the warrant liabilities for the three months ended March 31:

	2020	2019
Series V warrants	$(476,570)	$(61,480)
Series W warrants	(518,743)	(10,822)
Series Z warrants	(322,425)	(89,290)
Series ZZ warrants	(19,432)	(1,685)
Series AA warrants	(391,601)	(63,951)
Series BB warrants	(6,597)	(4,374)
Series CC warrants	(803,596)	(325,908)
Series FF warrants	(312,517)	(34,459)
Series GG warrants	-	(106,032)
Series HH warrants	(34,375)	(10,309)
Series II warrants	-	(115,246)
Series JJ warrants	(64,862)	(15,536)
Series KK warrants	-	(114,628)
Series LL warrants	(98,309)	(13,451)
Net loss on warrant liabilities	$(3,049,027)	$(967,171)

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

Changes in Warrant Liabilities

On December 10, 2018, 1,360,960 Series DD and 1,360,960 Series EE warrants, with an exercise price of $4.50 expired.

On October 11, 2018, 327,729 Series S warrants, with an exercise price of $31.25 expired.

Exercise of Warrant Liabilities

The following warrants recorded as liabilities were exercised during the periods ended March 31, 2020.

	Three Months			Six Months
Warrants	Warrants Exercised	Exercise Price	Proceeds	Warrants Exercised	Exercise Price	Proceeds
Series CC	123,820	$5.00	$619,100	123,820	$5.00	$619,100
Series FF	68,048	$3.91	265,812	68,048	$3.91	265,812
Series HH	6,300	$3.13	19,687	6,300	$3.13	19,687
Series JJ	9,450	$3.13	29,531	9,450	$3.13	29,531
Series LL	26,398	$3.59	94,867	26,398	$3.59	94,867
	234,016		$1,028,997	234,016		$1,028,997

No warrants recorded as liabilities were exercised during the six and three months ended March 31, 2019.

2.
Equity Warrants

Changes in Equity Warrants

On January 23, 2020, the expiration date of the Series N warrants was extended to February 18, 2021. The incremental cost of this extension was approximately $22,000, which was recorded as a deemed dividend in the financial statements for the six and three months ended March 31, 2020. The Series N warrants are held by the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary.

Exercise of Equity Warrants

The following warrants recorded as equity were exercised during the periods ended March 31, 2020.

	Three Months			Six Months
Warrants	Warrants Exercised	Exercise Price	Proceeds	Warrants Exercised	Exercise Price	Proceeds
Series NN	98,253	$2.52	$247,598	98,253	$2.52	$247,598
Series OO	30,000	$2.52	75,600	40,000	$2.52	100,800
Series SS	94,474	$2.09	197,451	117,106	$2.09	244,752
Series TT	77,857	$2.24	174,400	178,125	$2.24	399,000
Series VV	27,500	$1.75	48,125	27,500	$1.75	48,125
	328,084		$743,174	460,984		$1,040,275

The following warrants recorded as equity were exercised during the periods ended March 31, 2019.

	Three Months			Six Months
Warrants	Warrants Exercised	Exercise Price	Proceeds	Warrants Exercised	Exercise Price	Proceeds
Series PP	-	-	-	60,000	$2.30	$138,000
Series SS	13,158	$2.09	$27,500	165,790	$2.09	346,501
Series TT	-	-	-	86,050	$2.24	192,752
Series VV	1,385,000	$1.75	2,423,750	1,385,000	$1.75	2,423,750
Series WW	125,775	$1.63	204,384	125,775	$1.63	204,384
	1,523,933		$2,655,635	1,822,615		$3,305,387

3.
Options and Shares Issued to Consultants

During the six months ended March 31, 2020 and 2019, the Company issued 32,939 and 140,233 shares, respectively, of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $9.44 and $3.04 during the six months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2020 and 2019, the Company issued 17,120 and 77,449 shares of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $11.53 and $2.89, respectively, during the three months ended March 31, 2020 and 2019. The aggregate values of the issuances of restricted common stock and common stock options are recorded as prepaid expenses and are charged to general and administrative expenses over the periods of service.

During the six months ended March 31, 2020 and 2019, the Company recorded total expense of approximately $347,000 and $511,000, respectively, relating to these consulting agreements. At March 31, 2020 and September 30, 2019, approximately $367,000 and $230,000, respectively, are included in prepaid expenses. At March 31, 2020, the Company has accrued $165,000 for shares to be issued. As of March 31, 2020, 10,000 options issued to consultants remained outstanding, all of which were issued from the Non-Qualified Stock Option plans and are fully vested.

4.
Securities Purchase Agreements

The Company has entered into Securities Purchase Agreements (SPA) with Ergomed plc, one of the Company’s Clinical Research Organizations responsible for managing the Company’s Phase 3 clinical trial, to facilitate payment of amounts due Ergomed. Under the Agreements, the Company issued Ergomed shares of common stock and the net proceeds from the sales of those shares would reduce outstanding amounts due Ergomed. Upon issuance, the Company expenses the full value of the shares as Other non-operating gain/loss and subsequently offsets the expense as amounts are realized through the sale by Ergomed and reduces accounts payable to Ergomed.

On January 9, 2019, the Company entered into an SPA under which it issued Ergomed 500,000 restricted shares of the Company’s common stock valued at approximately $1.3 million. No other shares were issued under the SPA during the periods presented.

The following table summarizes the Other Non-Operating Gains (Loss) for the six and three months ended March 31, 2020 and 2019 relating to these agreements:

	Six Months Ended		Three Months Ended
	3/31/2020	3/31/2019	3/31/2020	3/31/2019
Amount realized through the resale of shares	$1,720,680	$1,711,353	$934,511	$559,177
Fair value of shares upon issuance	-	1,290,000	-	1,290,000
Other non-operating gain (loss)	$1,720,680	$421,353	$934,511	$(730,823)

On August 15, 2019, the Company entered into an SPA under which it issued Ergomed 250,000 restricted shares of the Company’s common stock. As of March 31, 2020, Ergomed held 20,250 shares for resale.

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

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at March 31, 2020:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$-	$-	$6,224,293	$6,224,293

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at September 30, 2019:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$-	$-	$6,488,310	$6,488,310

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the six months ended March 31, 2020 and the year ended September 30, 2019:

	Six months ended	Twelve months ended
	March 31, 2020	September 30, 2019

Beginning balance	$6,488,310	$9,317,031
Issuances	-	-
Exercises	(2,546,535)	(3,589,357)
Realized and unrealized losses	2,282,518	760,636
Ending balance	$6,224,293	$6,488,310

The fair values of the Company’s derivative instruments disclosed above under Level 3 are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock, as well as U.S. Treasury Bill rates, are observable in active markets.

E.
RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2020, officers and directors of the Company purchased 20,512 shares of restricted common stock at an aggregate fair market value of approximately $185,000. This include 16,787 shares purchased during the three months ended March 31, 2020 with an aggregate fair market value of approximately $160,000.

On January 23, 2020, the expiration date of the Series N warrants was extended to February 18, 2021. The incremental cost of this extension was approximately $22,000, which was recorded as a deemed dividend in the financial statements for the six and three months ended March 31, 2020. The Series N warrants are held by the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary.

F.
COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

Under co-development and revenue sharing agreements with Ergomed, Ergomed agreed to contribute up to $12 million towards the Company’s Phase 3 Clinical Trial in the form of discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount. The Company accounted for the co-development and revenue sharing agreements in accordance with ASC 808 “Collaborative Arrangements”. The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.” Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its Statements of Operations. Since the inception of the agreement with Ergomed, the Company has incurred research and development expenses of approximately $32.5 million for Ergomed’s services. This amount is net of Ergomed’s discount of approximately $11 million. During the six months ended March 31, 2020 and 2019, the Company recorded, net of Ergomed’s discount, approximately $1.6 million and $1.5 million, respectively, as research and development expense related to Ergomed’s services. During the three months ended March 31, 2020 and 2019, the Company recorded, net of Ergomed’s discount, approximately $0.8 million and $0.7 million, respectively, as research and development expense related to Ergomed’s services.

Lease Agreements

The Company determines whether a contract contains a lease at the inception of a contract by determining if the contract conveys the right to control the use of identified property, plant or equipment over a period of time in exchange for consideration. The Company leases certain real estate, machinery, equipment and office equipment for varying periods. Many of these leases include an option to either renew or terminate the lease. For purposes of calculating lease liabilities, these options are included in the lease term when it is reasonably certain that the Company will exercise such options. The incremental borrowing rate utilized to calculate the lease liabilities is based on the information available at commencement date, as most of the leases do not provide an implicit borrowing rate. Short-term leases, defined as leases with initial terms of 12 months or less, are not reflected on the balance sheet. Lease expense for such short-term leases is not material. For purposes of calculating lease liabilities, lease and non-lease components are combined.

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

Upon adoption of ASC 842 on October 1, 2019, the Company recorded a finance lease right of use asset and a finance lease liability of approximately $13.5 million. As of March 31, 2020, the net book value of the finance lease right of use asset is approximately $12.7 million and the balance of the finance lease liability is approximately $13.1 million, of which approximately $0.9 million is current. These amounts include the San Tomas lease as well as several other smaller finance leases for office equipment. The finance right of use assets are being depreciated using a straight-line method over the underlying lease terms. Total cash paid related to finance leases during the six months ended March 31, 2020 was approximately $940,000, of which approximately $586,000 was for interest. The weighted average discount rate of the Company’s finance leases is 8.8% and the weighted average time to maturity is 8.8 years.

The Company was required to deposit the equivalent of one year of base rent in accordance with the lease. When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company. The approximate $1.7 million deposit is included in non-current assets at March 31, 2020 and September 30, 2019.

Approximate future minimum lease payments under finance leases as of March 31, 2020 are as follows:

Six months ending September 30, 2020	$946,000
Year ending September 30,
2021	1,953,000
2022	2,014,000
2023	2,083,000
2024	2,148,000
2025	2,218,000
Thereafter	7,322,000
Total future minimum lease obligation	18,684,000
Less imputed interest on finance lease obligations	(5,585,000)
Net present value of lease finance lease obligations	$13,099,000

The Company rents a portion of its space on a month-to-month term basis, which requires a 30-day notice for termination. On January 3, 2020, the Company notified the tenant of the sublet property of its intention to terminate the sublease effective April 30, 2020 since this space is needed to prepare the facility to produce Multikine for commercial purposes and before the Company’s Biologics License Application (BLA) can be submitted to the FDA. The rental income for each of the six months ended March 31, 2020 and 2019 was approximately $37,000 and $36,000, respectively. The sublease rental income for each of the three months ended March 31, 2020 and 2019 was approximately $18,000.

The Company leases two facilities under 60-month operating leases – the lease for its research and development laboratory expires February 28, 2022 and the lease for its office headquarters expires June 30, 2020. During the six months ended March 31, 2020, the Company incurred approximately $80,000 in leasehold improvements costs for the research and development lab and is reasonably certain to renew the lease through February 28, 2027. The renewal period is included in the right of use asset and liability calculations. The operating leases include escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the full 60-month terms of the leases. Upon adoption of ASC 842 on October 1, 2019, the Company recorded an operating lease right of use asset and an operating lease liability of approximately $1.0 million. As of March 31, 2020, the net book value of the operating lease right of use asset is approximately $0.9 million and the balance of the operating lease liability is approximately $0.9 million, of which approximately $0.1 million is current. The Company incurred lease expense under operating leases of approximately $135,000 and $68,000 for the six and three months ended March 31, 2020, respectively. Total cash paid related to operating leases during the six and three months ended March 31, 2020 was approximately $132,000 and $66,000, respectively.

As of March 31, 2020, future minimum lease payments on operating leases are as follows:

Six months ending September 30, 2020	$107,000
Year ending September 30,
2021	163,000
2022	168,000
2023	173,000
2024	178,000
2025	183,000
Thereafter	269,000
Total future minimum lease obligation	1,241,000
Less imputed interest on operating lease obligation	(317,000)
Net present value of operating lease obligation	$924,000

G.   PATENTS

During the six months ended March 31, 2020 and 2019, no patent impairment charges were recorded. For the six months ended March 31, 2020 and 2019, amortization of patent costs totaled approximately $27,000 and $23,000, respectively. For the three months ended March 31, 2020 and 2019, amortization of patent costs totaled approximately $14,000 and $11,000, respectively. Approximate estimated future amortization expense is as follows:

Six months ending September 30, 2020	$26,000
Year ending September 30,
2021	50,000
2022	46,000
2023	36,000
2024	28,000
2025	25,000
Thereafter	101,000
Total	$312,000

H.   LOSS PER COMMON SHARE

The following tables provide the details of the basic and diluted loss per-share computations:

	Six months ended March 31,		Three months ended March 31,
	2020	2019	2020	2019
Loss per share - basic
Net loss available to common shareholders - basic	$(14,508,512)	$(5,201,779)	$(9,033,352)	$(6,447,681)
Weighted average shares outstanding - basic	35,621,711	28,543,417	36,165,050	29,113,910
Basic loss per common share	$(0.41)	$(0.18)	$(0.25)	$(0.22)

Loss per share - diluted
Net loss available to common shareholders - basic	$(14,508,512)	$(5,201,779)	$(9,033,352)	$(6,447,681)
Gain on derivatives (1)	-	(335,560)	-	-
Net loss available to common shareholders - diluted	$(14,508,512)	$(5,537,339)	$(9,033,352)	$(6,447,681)

Weighted average shares outstanding - basic	35,621,711	28,543,417	36,165,050	29,113,910
Incremental shares underlying dilutive "in the money" warrants (1)	-	5,401	-	-
Weighted average shares outstanding - diluted	35,621,711	28,548,818	36,165,050	29,113,910
Diluted loss per common share	$(0.41)	$(0.19)	$(0.25)	$(0.22)

(1)
Includes shares issuable upon the exercise of the Series GG, II and KK warrants for the six months ended March 31, 2019.

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

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net earnings (loss) per share excludes the following securities because their inclusion would have been anti-dilutive as of March 31:

	2020	2019

Options and Warrants	6,452,645	10,576,881
Unvested Restricted Stock	318,798	308,500
Total	6,771,443	10,885,381

J.     SUBSEQUENT EVENTS

On April 6, 2020, the Company agreed to issue Ergomed 100,000 restricted shares of the Company’s common stock in payment of amounts the Company may owe Ergomed for providing services to the Company.

Under the terms of the March 2020 Underwriting Agreement the Company granted the Underwriters a 45-day option to purchase up to an additional 94,575 shares of common stock solely to cover over-allotments. The underwriter fully exercised this option on May 4, 2020 resulting in additional net proceeds to the Company of approximately $1.1 million.

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

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has incurred expenses of approximately $58 million as of March 31, 2020 on direct costs for the Phase 3 clinical trial. The Company estimates it will incur additional expenses of approximately $3.2 million for the remainder of the Phase 3 clinical trial. It should be noted that this estimate is based only on the information currently available in the Company’s contracts with the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., the manufacturing of the drug. This number may be affected by the rate of death accumulation in the study, foreign currency exchange rates, and many other factors, some of which cannot be foreseen today. It is therefore possible that the cost of the Phase 3 clinical trial will be higher than currently estimated.

The Company uses two CRO’s to manage the global Phase 3 study; ICON and Ergomed, which are both international leaders in managing oncology trials. As of September 2016, the study was fully enrolled with 928 patients.

Under a co-development agreement, Ergomed agreed to contribute up to $12 million towards the study where it will perform clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount. Approximately $11 million of these credits were realized as of March 31, 2020.

During the six months ended March 31, 2020, the Company’s cash increased by approximately $5.9 million.  Significant components of this increase include approximately $12.9 million in net proceeds from the sale of common stock through public offerings and approximately $2.1 million in proceeds from the exercise of warrants and options, offset by net cash used to fund the Company’s regular operations, including its Phase 3 clinical trial, of approximately $8.0 million, approximately $0.8 million of equipment and leasehold improvement expenditures and approximately $0.4 million in lease payments. During the six months ended March 31, 2019, the Company’s cash decreased by approximately $4.8 million.  Significant components of this decrease include net cash used to fund the Company’s regular operations, including its Phase 3 clinical trial, of approximately $7.8 million and approximately $0.2 million to purchase long term assets. The decrease was offset by net proceeds from the exercise of warrants of approximately $3.3 million.

During the six months ended March 31, 2020, 695,000 warrants were exercised at a weighted average exercise price of $2.98 for total proceeds of approximately $2.1 million. These exercises include 562,100 warrants exercised during three months ended March 31, 2020 for proceeds of approximately $1.8 million. During the six months ended March 31, 2019, 1,822,615 warrants were exercised at a weighted average exercise price of $1.81 for proceeds of approximately $3.3 million. These exercises include 1,523,933 warrants exercised during the three months ended March 31, 2019 for proceeds of approximately $2.7 million.

The Company has entered into Securities Purchase Agreements with Ergomed plc, one of the Company’s Clinical Research Organizations responsible for managing the Company’s Phase 3 clinical trial, to facilitate a payment of amounts due Ergomed. Under the Agreements, the Company issued Ergomed shares of common stock and the net proceeds from the sales of those shares would reduce outstanding amounts due Ergomed. Upon issuance, the Company expenses the full value of the shares as Other non-operating loss and subsequently offsets the expense as amounts are realized through the sale of the Company’s shares by Ergomed and reduces accounts payable to Ergomed. During the six months ended March 31, 2020 and 2019, the Company realized approximately $1.7 million through the sale by Ergomed of 177,750 and 545,324 shares of the Company’s common stock, respectively, and the Company reduced accounts payable to Ergomed and credited Other operating gains by those amounts. For more information regarding the SPAs refer to Item 4 under Note C above.

Current assets other than cash, remained constant at March 31, 2020 as compared to September 30, 2019. Receivables consist primarily of amounts due from the Company’s partners for reimbursed clinical study costs related to its Phase 3 clinical trial and amounts to be reimbursed for costs related to its Small Business Innovation Research (SBIR) grant. Prepaid expenses at March 31, 2020 were approximately $40,000 higher than the balances at September 30, 2019 due to the timing of payments and recognition of related expenses.

Supplies are purchased for use in the Company’s manufacturing and R&D efforts and vary with the study requirements. During the six months ended March 31, 2020, the supplies increased by approximately $67,000 in support of the work on modifications of the manufacturing facility to prepare the facility to produce Multikine for commercial purposes and before the Company’s Biologics License Application (BLA) can be submitted to the FDA.

Results of Operations and Financial Condition

During the six months ended March 31, 2020, research and development expenses increased by approximately $2.3 million, or 36%, compared to the six months ended March 31, 2019. Major components of this increase include approximately $1.2 million of costs incurred to prepare the manufacturing facility for the potential commercial manufacture of Multikine, $1.1 million increase in employee stock compensation expense, $0.5 million increase in depreciation expense resulting from the adoption of the new leasing standard and an increase in approximately $0.2 million in other miscellaneous research and development expenses. These increases were offset by a decrease of approximately $0.7 million in expenses related to the Company’s on-going Phase 3 clinical trial. During the three months ended March 31, 2020, research and development expenses increased by approximately $1.6 million, or 55%, compared to the three months ended March 31, 2019. Major components of this increase include approximately $0.6 million of costs incurred to prepare the manufacturing facility for the potential commercial manufacture of Multikine, $0.5 million increase in employee stock compensation expense, $0.3 million increase in depreciation expense resulting from adoption of the new leasing standard and an increase in approximately $0.2 million in other miscellaneous research and development expenses.

During the six months ended March 31, 2020, general and administrative expenses increased by approximately $1.9 million, or 57%, compared to the six months ended March 31, 2019. Approximately $1.4 million of the change relates to an increase in employee stock compensation expense. The remaining increase consists of approximately $0.5 million in net other general and administrative account variations. During the three months ended March 31, 2020, general and administrative expenses increased by approximately $0.9 million, or 58%, compared to the three months ended March 31, 2019. Approximately $0.7 million of the change relates to an increase in employee stock compensation expense. The remaining increase consists of approximately $0.2 million in net other general and administrative account variations.

The approximate $2.3 million loss on derivative instruments for the six months ended March 31, 2020 varies significantly from the approximate $4.6 million gain on derivative instruments for the six months ended March 31, 2019. The variance is the result of the change in fair value of the derivative liabilities at the respective period ends. These changes were caused mainly by fluctuation in the share price of the Company’s common stock.

Other non-operating gain increased $1.3 million for the six months ended March 31, 2020 as compared to the six months ended March 31, 2019. This gain relates to the SPA described in Item 4 under Note C. The amount of the gain or loss is a result of the timing of shares issued to Ergomed and the subsequent re-sale of those shares. During each of the six-month periods ended March 31, 2020 and 2019, the Company realized approximately $1.7 million in value upon the resale of shares. Additionally, during the six months ended March 31, 2019, the Company issued 500,000 shares to Ergomed and recorded a non-operating loss equal to the fair value of those shares of approximately $1.3 million.

Net interest expense decreased by approximately $0.4 million for the six months ended March 31, 2020 compared to the six months ended March 31, 2019 and decreased by approximately $0.2 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 The decrease is due to a reduction in the interest rate applied to the Company’s finance leases that were re-measured in connection with the adoption of ASC 842, Leases, effective October 1, 2019.

Research and Development Expenses

The Company’s research and development efforts involve Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Six months ended March 31,		Three months ended March 31,
	2020	2019	2020	2019
MULTIKINE	$7,847,763	$5,839,245	$3,891,319	$2,588,967
LEAPS	751,197	465,015	511,028	243,579
TOTAL	$8,598,960	$6,304,260	$4,402,347	$2,832,546

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2020. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Due to the material weakness outlined below, CEL-SCI’s Chief Executive and Principal Financial and Accounting Officer has concluded that CEL-SCI’s disclosure controls and procedures were not effective as of March 31, 2020.

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

Geert Kersten, CEL-SCI’s Chief Executive and Principal Financial and Accounting Officer, evaluated the effectiveness of CEL-SCI’s internal control over financial reporting as of March 31, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of CEL-SCI’s internal control over financial reporting and testing of the operational effectiveness of those controls.

On December 20, 2019, CEL-SCI discovered an error in the EDGAR filed Form 10-K report. The Company’s complete Statements of Cash Flows for the years ended September 30, 2019 and 2018 were not included, in their entirety, in the EDGAR filed Form 10-K report filed on December 16, 2019 with the SEC. However, the entire Statements of Cash Flows were included in the Interactive Data Files (“XBRL”) which were filed on December 16, 2019. The omission of the Statements of Cash Flows was the result of a failure of the Company to perform an adequate review of the EDGAR Form 10-K proof to ensure that the filing was accurate and complete. The failure of the Company to perform an adequate review of the EDGAR Form 10-K proof is a control deficiency that constitutes a material weakness.

To remediate this material weakness, the Company will change certain control activities to include the following:

●
The Company will compare the final EDGAR proofs with the Company reports that are provided to the EDGAR filing service to ensure that the EDGAR proofs are accurate and complete.

Based on the evaluation of CEL-SCI’s internal control over financial reporting as of March 31, 2020, and the material weakness identified above, Mr. Kersten concluded that as of such date, CEL-SCI's internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting

Other than the improvement noted in the preceding section, there were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended March 31, 2020 the Company issued 32,939 restricted shares of common stock to consultants for investor relations services.

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

CEL-SCI CORPORATION

Date: May 8, 2020	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer*

* Also signing in the capacity of the Principal Accounting and Financial Officer.