Form 10-Q
period 2020-06-30
CEL SCI CORP
filed 2020-08-10
CIK 725363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

 Registrant’s telephone number, including area code

 Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock	CVM	NYSE American

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Class of Stock	No. Shares Outstanding	Date
Common	38,624,084	August 5, 2020

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION
CONDENSED BALANCE SHEETS
(UNAUDITED)

	JUNE 30,	SEPTEMBER 30,
ASSETS	2020	2019

Current Assets:
Cash and cash equivalents	$20,136,789	$8,444,774
Receivables	255,007	62,765
Prepaid expenses	1,505,878	524,953
Supplies used for R&D and manufacturing	787,011	782,363

Total current assets	22,684,685	9,814,855

Finance lease right of use assets	12,367,947	-
Operating lease right of use assets	1,237,339	-
Property and equipment, net	3,762,633	15,825,636
Patent costs, net	311,346	311,586
Deposits	1,670,917	1,670,917

Total Assets	$42,034,867	$27,622,994

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$943,821	$1,586,478
Accrued expenses	232,252	34,432
Due to employees	543,132	709,442
Derivative instruments, current portion	1,924,160	674,442
Lease liabilities, current portion	1,007,868	-
Other current liabilities	-	14,956

Total current liabilities	4,651,233	3,019,750

Derivative instruments, net of current portion	5,094,172	5,813,868
Finance lease obligations, net of current portion	11,995,197	13,508,156
Operating lease obligations, net of current portion	1,154,325	-
Other liabilities	125,000	147,553

Total liabilities	23,019,927	22,489,327

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value-200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized;
38,522,236 and 35,231,776 shares issued and outstanding
at June 30, 2020 and September 30, 2019, respectively	385,223	352,318
Additional paid-in capital	396,959,284	358,507,603
Accumulated deficit	(378,329,567)	(353,726,254)

Total stockholders’ equity	19,014,940	5,133,667

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$42,034,867	$27,622,994

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2020 and 2019
(UNAUDITED)

	2020	2019

Grant income	$530,106	$386,121

Operating Expenses:
Research and development	12,511,830	9,269,772
General and administrative	8,389,821	5,667,510
Total operating expenses	20,901,651	14,937,282

Operating loss	(20,371,545)	(14,551,161)

Other income	38,741	54,575
Loss on derivative instruments	(3,565,347)	(3,316,384)
Warrant inducement expense	(805,753)	-
Other non-operating gains	774,245	1,877,197
Interest expense, net	(777,898)	(1,350,774)
Net loss	(24,707,557)	(17,286,547)

Modification of warrants	(21,734)	-

Net loss available to common shareholders	$(24,729,291)	$(17,286,547)

Net loss per common share - basic and diluted	$(0.68)	$(0.58)

Weighted average common shares outstanding - basic and diluted	36,230,092	30,046,241

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2020 and 2019
(UNAUDITED)

	2020	2019

Grant income	$195,874	$108,938

Operating Expenses:
Research and development	3,912,870	2,965,512
General and administrative	3,192,403	2,353,525
Total operating expenses	7,105,273	5,319,037

Operating loss	(6,909,399)	(5,210,099)

Other income	1,845	18,448
Loss on derivative instruments	(1,282,829)	(7,905,519)
Warrant inducement expense	(805,753)	-
Other non-operating (losses) gains	(950,935)	1,455,844
Interest expense, net	(273,708)	(443,442)

Net loss available to common shareholders	$(10,220,779)	$(12,084,768)

Net loss per common share - basic and diluted	$(0.27)	$(0.37)

Weighted average common shares outstanding - basic and diluted	37,453,539	33,051,888

See notes to condensed financial statements.

CEL-SCI CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT OCTOBER 1, 2019	35,231,776	$352,318	$358,507,603	$(353,726,254)	$5,133,667

Adoption of new accounting standard				104,244	104,244
Issuance of common stock	606,395	6,064	5,043,939	-	5,050,003
Warrant exercises	132,900	1,329	295,772	-	297,101
Equity based compensation - employees	-	-	1,800,225		1,800,225
401(k) contributions paid in common stock	4,474	45	40,892	-	40,937
Stock issued to nonemployees for service	15,819	158	84,289	-	84,447
Purchase of stock by officer	3,725	37	24,963	-	25,000
Share issuance costs	-	-	(92,150)	-	(92,150)
Net loss	-	-	-	(5,475,160)	(5,475,160)

BALANCES AT DECEMBER 31, 2019	35,995,089	359,951	365,705,533	(359,097,170)	6,968,314

Proceeds from the sale of common stock	721,459	7,215	7,860,414	-	7,867,629
Warrant exercises	562,100	5,621	4,313,085	-	4,318,706
Equity based compensation - employees	-	-	1,780,979	-	1,780,979
401(k) contributions paid in common stock	3,376	34	38,925	-	38,959
Stock issued to nonemployees for service	17,120	171	234,853	-	235,024
Purchase of stock by officers and directors	16,787	168	159,822	-	159,990
Option exercises	20,480	205	49,693	-	49,898
Share issuance costs	-	-	(199,372)	-	(199,372)
Net loss	-	-		(9,011,618)	(9,011,618)

BALANCES AT MARCH 31, 2020	37,336,411	373,365	379,943,932	(368,108,788)	12,208,509

Proceeds from the sale of common stock	94,575	946	1,073,861	-	1,074,807
Warrant exercises	849,845	8,498	10,147,777	-	10,156,275
Equity based compensation - employees	-	-	3,109,127	-	3,109,127
401(k) contributions paid in common stock	2,875	29	42,866	-	42,895
Stock issued to nonemployees for service	14,811	148	205,233	-	205,381
Shares issued for settlement of clinical research costs	150,000	1,500	1,768,000	-	1,769,500
Option exercises	73,719	737	275,678	-	276,415
Modification of warrants	-	-	5,554	-	5,554
Warrant issuances	-	-	805,753	-	805,753
Share issuance costs	-	-	(418,497)	-	(418,497)
Net loss	-	-		(10,220,779)	(10,220,779)

BALANCES AT JUNE 30, 2020	38,522,236	$385,223	$396,959,284	$(378,329,567)	$19,014,940

CEL-SCI CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY continued
(UNAUDITED)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT OCTOBER 1, 2018	28,034,487	$280,346	$331,312,184	$(331,591,614)	$916

Warrant exercises	298,682	2,987	646,766		649,753
401(k) contributions paid in common stock	12,279	123	35,118	-	35,241
Stock issued to nonemployees for service	62,784	628	201,752	-	202,380
Shares returned for settlement of clinical research costs	(564,905)	(5,649)	5,649	-	-
Equity based compensation - employees	-	-	573,660	-	573,660
Net income	-	-	-	1,245,902	1,245,902

BALANCES AT DECEMBER 31, 2018	27,843,327	278,435	332,775,129	(330,345,712)	2,707,852

Warrant exercises	1,523,933	15,239	2,640,395	-	2,655,634
401(k) contributions paid in common stock	10,419	104	36,779	-	36,883
Stock issued to nonemployees for service	77,449	774	224,855	-	225,629
Equity based compensation - employees	(3,500)	(35)	530,865	-	530,830
Shares issued for settlement of clinical research costs	500,000	5,000	1,285,000	-	1,290,000
Share issuance costs	-	-	(43,625)	-	(43,625)
Net loss	-	-	-	(6,447,681)	(6,447,681)

BALANCES AT MARCH 31, 2019	29,951,628	299,517	337,449,398	(336,793,393)	955,522

Warrant exercises	4,014,109	40,141	10,212,680	-	10,252,821
401(k) contributions paid in common stock	4,339	43	36,318	-	36,361
Stock issued to nonemployees for service	20,825	208	140,062	-	140,270
Equity based compensation - employees	(4,000)	(40)	1,521,861	-	1,521,821
Purchase of stock by officers and directors	37,243	372	234,625	-	234,997
Option exercises	42,770	428	96,862	-	97,290
Share issuance costs			(8,010)	-	(8,010)
Net loss	-	-	-	(12,084,768)	(12,084,768)

BALANCES AT JUNE 30, 2019	34,066,914	$340,669	$349,683,796	$(348,878,161)	$1,146,304

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2020 and 2019
(UNAUDITED)

	2020	2019

Net loss	$(24,707,557)	$(17,286,547)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	1,442,255	513,028
Share-based payments for services	623,146	688,070
Equity based compensation	6,690,331	2,626,311
Common stock contributed to 401(k) plan	122,791	108,485
Shares issued for settlement of clinical research costs	1,769,500	1,290,000
Loss on derivative instruments	3,565,347	3,316,384
Warrants inducement expense	805,753	-
Warrant modification expense	5,554	-
Capitalized lease interest	-	95,742
(Increase)/decrease in assets:
Receivables	(192,242)	393
Prepaid expenses	(969,219)	11,047
Supplies used for R&D and manufacturing	(4,648)	(109,587)
Increase/(decrease) in liabilities:
Accounts payable	(761,675)	(3,567,182)
Accrued expenses	87,820	(113,280)
Due to employees	(166,310)	(3,914)
Other liabilities	(815)	(2,544)

Net cash used in operating activities	(11,689,969)	(12,433,594)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,530,327)	(171,321)
Expenditures for patent costs	(39,975)	(115,476)

Net cash used in investing activities	(1,570,302)	(286,797)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	13,992,439	-
Payments of stock issuance costs	(695,447)	(90,224)
Proceeds from the purchase of stock by officers and directors	184,990	234,997
Proceeds from exercises of warrants	11,736,757	11,657,590
Proceeds from exercises of options	326,313	97,290
Payments on obligations under finance lease	(592,766)	(3,811)

Net cash provided by financing activities	24,952,286	11,895,842

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,692,015	(824,549)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,444,774	10,310,044

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,136,789	$9,485,495

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2020 and 2019

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2020	2019
Property and equipment included in current liabilities	$121,441	$-
Capitalizable patent costs included in current liabilities	$-	$30,000
Right of use asset acquired and liability incurred	$399,032	$-
Finance lease obligation included in accounts payable	$775	$434
Prepaid consulting services paid with issuance of common stock	$11,706	$(119,791)
Accrued consulting services to be paid with common stock	$110,000	$-
Fair value of warrant liabilities on date of exercise	$3,035,325	$1,900,618
Stock issuance costs included in current liabilities	$30,152	$8,010

Cash paid for interest	$872,710	$1,355,676

CEL-SCI CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2020 AND 2019 (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2020 and the results of its operations for the nine and three months then ended. The condensed balance sheet as of September 30, 2019 is derived from the September 30, 2019 audited financial statements. On October 1, 2019, the Company adopted Accounting Standards Update (ASU) No. 2016-02, “Leases” and its related amendments (collectively referred to as Topic 842 and codified as Accounting Standards Codification 842, or ASC 842) using the modified retrospective transition approach. In accordance with this adoption method, results for the reporting period ended June 30, 2020 are presented under the new standard, while prior period results continue to be reported under the previous standard. All other significant accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the nine and three months ended June 30, 2020 and 2019 are not necessarily indicative of the results to be expected for the entire year.

The financial statements have been prepared assuming the Company will continue as a going concern, but due to recurring losses from operations and the Company’s necessity to continue to raise capital for future liquidity needs, raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Refer to discussion in Note B.

Summary of Significant Accounting Policies:

Property Equipment – Property and equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Repairs and maintenance which do not extend the life of the asset are expensed when incurred. The fixed assets are reviewed on a quarterly basis to determine if any of the assets are impaired.

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

Income Taxes - The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. A full valuation allowance was recorded against the deferred tax assets as of June 30, 2020 and September 30, 2019.

Derivative Instruments – The Company has financing arrangements that consist of freestanding derivative instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with ASC 815, “Accounting for Derivative Instruments and Hedging Activities.” In accordance with ASC 815, derivative instruments and hybrid instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models considering all the rights and obligations of each instrument. The derivative liabilities are re-measured at fair value at the end of each interim period.

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

The Company has Incentive Stock Option Plans, Non-Qualified Stock Option Plans, Stock Compensation Plans, Stock Bonus Plans and an Incentive Stock Bonus Plan. In some cases, these Plans are collectively referred to as the “Plans”. All Plans have been approved by the Company’s stockholders.

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

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation—Stock Compensation (Topic 718), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees, and thus, the accounting for share-based payments to non-employees will be substantially aligned. The Company adopted ASU 2018-07 as of October 1, 2019 with no impact on its financial statements and related disclosures.

New Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement - Disclosure Framework (Topic 820)”. The updated guidance improves the disclosure requirements on fair value measurements. The updated guidance becomes effective for the Company on October 1, 2021. Early adoption is permitted for any removed or modified disclosures. The Company is currently assessing the timing and impact of adopting the updated provisions.

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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act). The Cares Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions which are expected to impact the Company’s financial statements include removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense, as well as amending certain provisions of the previously enacted Tax Cuts and Jobs Act. The Company does not expect the enactment of the CARES Act to directly impact its financial position, results of operations or cash flows. The Company did not apply for a PPP loan under the CARES Act because it is able to access funds, if needed, in other ways.

On May 4, 2020, the Company announced that the pivotal Phase 3 head and neck cancer study of Multikine (Leukocyte Interleukin, Inj.) immunotherapy had reached the targeted threshold of 298 events (deaths) required to conduct the data evaluation. The Phase 3 study is now in the phase that involves database lock and final analysis of the trial results. Given that the contract research organizations (CROs), not the Company, are running these activities and the uncertainties surrounding COVID-19 and its effect on various countries and their rules regarding travel and hospitals, the Company cannot give a reliable timeline. The Company will continue to remain blinded to the study results throughout this process. The Company will be advised of the results when the analysis is completed, and the study results will be announced to the public at that time.

The Company has incurred significant costs since its inception for the acquisition of certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities, and clinical trials. The Company has funded such costs with proceeds from loans and the public and private sale of its common stock. The Company will be required to raise additional capital or find additional long-term financing to continue with its research efforts. The ability to raise capital may be dependent upon market conditions that are outside the control of the Company. The ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure. The Company believes there is a high likelihood that it will continue to receive funds from private and public offerings and warrant exercises similarly to the way it has substantially funded operations for the past 12 months. However, there can be no assurance that the Company will be able to raise sufficient capital to support its operations.

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

Equity Compensation

Underlying share information for equity compensation plans as of June 30, 2020 is as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Options Plans	138,400	89,895	N/A	213
Non-Qualified Stock Option Plans	9,987,200	8,593,438	N/A	1,151,666
Stock Bonus Plans	783,760	N/A	341,951	441,776
Stock Compensation Plans	634,000	N/A	150,695	464,895
Incentive Stock Bonus Plan	640,000	N/A	616,500	23,500

Underlying share information for equity compensation plans as of September 30, 2019 is as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	138,400	89,895	N/A	213
Non-Qualified Stock Option Plans	6,387,200	6,128,321	N/A	112,166
Stock Bonus Plans	783,760	N/A	331,226	452,501
Stock Compensation Plans	634,000	N/A	130,183	485,407
Incentive Stock Bonus Plan	640,000	N/A	616,500	23,500

Stock option activity:

	Nine Months Ended June 30,
	2020	2019
Granted	2,561,500	3,268,862
Exercised	94,199	42,770
Expired	1,000	29,322
Forfeited	1,180	63,698

	Three Months Ended June 30,
	2020	2019
Granted	2,559,000	3,268,362
Exercised	73,719	42,770
Expired	16	26,922
Forfeited	-	39,505

During the quarter ended June 30, 2020, the Company adopted the 2020 Non-Qualified Stock Option Plan, which provides for the issuance of up to 3,600,000 options to purchase shares of common stock. On April 20, 2020, the Company granted 1,872,000 performance-based stock options from the 2020 Non-Qualified Stock Option Plan to officers and directors. Each option entitles the holder to purchase one share of the Company’s common stock at a price of $10.93 per share, the fair value on the date of issuance. The stock options vest upon the achievement of the following performance goals: i) 25% of the options will vest when the closing price of the Company’s common stock exceeds $20.00 for ten consecutive trading days; ii) 50% of the options will vest when the closing price of the Company’s common stock exceeds $25.00 for ten consecutive trading days; iii) 75% of the options will vest when the closing price of the Company’s common stock exceeds $30.00 for ten consecutive trading days; and iv) 100% of the options will vest when either (a) the filing of the first marketing application for any pharmaceutical based upon the Company’s Multikine technology, in the US, Canada, UK, Germany, France, Italy, Spain, Japan, or Australia or (b) the closing price of the Company’s common stock exceeds $40.00 for ten consecutive trading days. All Options which have not vested as of April 19, 2030, will be canceled and will no longer be exercisable. The options were recorded as equity based warrants in accordance with ASC 718, Compensation – Stock Compensation. On the grant date, the options were valued using a Monte Carlo Simulation approach. Monte Carlo Simulation is a statistical technique that is used to model probabilistic systems and establish the probabilities for a variety of outcomes. That valuation resulted in a per share fair value of $4.12 and an aggregate value of $7,881,120 on the grant date, April 20, 2020. The aggregate value will be expensed over the implicit life of the options, which was determined to be 1.7 years. This resulted in compensation expense of approximately $901,000 recorded during the nine and three months ended June 30, 2020.

Stock-Based Compensation Expense

	Nine months Ended June 30,
	2020	2019
Employees	$6,690,331	$2,626,311
Non-employees	$623,146	$688,070

	Three months Ended June 30,
	2020	2019
Employees	$3,109,127	$1,521,821
Non-employees	$275,919	$176,646

Employee compensation expense includes the expense related to options issued or vested and restricted stock granted. Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of their service contracts.

Warrants and Non-Employee Options

The following chart represents the warrants and non-employee options outstanding at June 30, 2020:

Warrant/Options	Issue Date	Shares Issuable upon Exercise of Warrants/ Options	Exercise Price	Expiration Date	Reference
Series N	8/18/2008	85,339	$3.00	2/18/2021	2
Series XX	6/11/2020	461,953	$18.00	9/10/2020	2
Series YY	6/26/2020	101,839	$20.00	9/25/2020	2
Series UU	6/11/2018	93,603	$2.80	12/31/2020	2
Series W	10/28/2015	688,930	$16.75	10/28/2020	1
Series X	1/13/2016	120,000	$9.25	1/13/2021	*
Series Y	2/15/2016	26,000	$12.00	2/15/2021	*
Series ZZ	5/23/2016	20,000	$13.75	5/18/2021	1
Series BB	8/26/2016	16,000	$13.75	8/22/2021	1
Series Z	5/23/2016	264,000	$13.75	11/23/2021	1
Series CC	12/8/2016	153,643	$5.00	12/8/2021	1
Series HH	2/23/2017	200	$3.13	2/16/2022	1
Series AA	8/26/2016	200,000	$13.75	2/22/2022	1
Series MM	6/22/2017	893,491	$1.86	6/22/2022	*
Series NN	7/24/2017	375,545	$2.52	7/24/2022	2
Series OO	7/31/2017	-	$2.52	7/31/2022	2
Series RR	10/30/2017	457,116	$1.65	10/30/2022	2
Series SS	12/19/2017	326,064	$2.09	12/18/2022	2
Series TT	2/5/2018	371,564	$2.24	2/5/2023	2
Series VV	7/2/2018	-	$1.75	1/2/2024	2
Consultants	7/28/17	10,000	$2.18	7/27/2027	*

* No current period changes to these warrants and non-employee options.

1.                 Warrant Liabilities

The table below presents the fair value of the warrant liabilities at the balance sheet dates:

	June 30, 2020	September 30, 2019
Series V warrants	$-	$674,442
Series W warrants	1,808,203	1,193,507
Series Z warrants	1,852,040	1,109,545
Series ZZ warrants	115,957	77,638
Series AA warrants	1,464,362	916,908
Series BB warrants	108,586	63,966
Series CC warrants	1,666,749	1,710,898
Series FF warrants	-	446,185
Series HH warrants	2,435	45,657
Series JJ warrants	-	66,599
Series LL warrants	-	182,965
Total warrant liabilities	$7,018,332	$6,488,310

The table below presents the gains/(losses) on the warrant liabilities for the nine months ended June 30:

	2020	2019
Series S warrants	$-	$33
Series V warrants	185,652	(479,399)
Series W warrants	(614,696)	(1,132,156)
Series Z warrants	(742,495)	(684,859)
Series ZZ warrants	(38,319)	(37,970)
Series AA warrants	(547,454)	(583,516)
Series BB warrants	(44,620)	(35,800)
Series CC warrants	(1,245,627)	(2,007,287)
Series DD warrants	-	1,249,287
Series EE warrants	-	1,249,287
Series FF warrants	(319,706)	(244,170)
Series GG warrants	-	195,228
Series HH warrants	(35,024)	(22,859)
Series II warrants	-	(593,960)
Series JJ warrants	(64,992)	(32,954)
Series KK warrants	-	(55,622)
Series LL warrants	(98,066)	(99,667)
Net loss on warrant liabilities	$(3,565,347)	$(3,316,384)

The table below presents the gains/(losses) on the warrant liabilities for the three months ended June 30:

	2020	2019
Series V warrants	$107,191	$(974,251)
Series W warrants	(247,327)	(1,748,184)
Series Z warrants	(430,619)	(799,690)
Series ZZ warrants	(33,734)	(50,608)
Series AA warrants	(220,831)	(676,784)
Series BB warrants	(37,592)	(43,536)
Series CC warrants	(419,350)	(2,346,985)
Series FF warrants	-	(278,773)
Series GG warrants	-	88,478
Series HH warrants	(567)	(33,501)
Series II warrants	-	(709,303)
Series JJ warrants	-	(48,880)
Series KK warrants	-	(169,089)
Series LL warrants	-	(114,413)
Net loss on warrant liabilities	$(1,282,829)	$(7,905,519)

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

Changes in Warrant Liabilities

On May 26, 2020, the Company lowered the exercise price of 810,127 Series V warrants from $19.75 to $13.75 per share and extended the expiration date of the Series V warrants from May 28, 2020 to June 25, 2020. The incremental cost of this modification was approximately $664,000, which was included within the net loss on derivatives for the nine and three months ended June 30, 2020. Additionally, upon the exercise of 674,164 Series V warrants the Company recognized a final mark-to-market adjustment for a gain of approximately $560,000, which was included within the net loss on derivatives for the nine and three months ended June 30, 2020.

 On June 25, 2020, 135,963 Series V warrants, with an exercise price of $13.75 expired. The warrants were valued at approximately $211,000 on the date of expiration.

On December 10, 2018, 1,360,960 Series DD and 1,360,960 Series EE warrants, with an exercise price of $4.50 expired.

On October 11, 2018, 327,729 Series S warrants, with an exercise price of $31.25 expired.

Exercise of Warrant Liabilities

The following warrants recorded as liabilities were exercised during the periods ended June 30, 2020.

	Three Months			Nine Months
Warrants	Warrants Exercised	Exercise Price	Proceeds	Warrants Exercised	Exercise Price	Proceeds
Series V	674,164	$13.75	$9,269,755	674,164	$13.75	$9,269,755
Series CC	-	-	-	123,820	$5.00	619,100
Series FF	-	-	-	68,048	$3.91	265,812
Series HH	-	-	-	6,300	$3.13	19,687
Series JJ	-	-	-	9,450	$3.13	29,531
Series LL	-	-	-	26,398	$3.59	94,867
	674,164		$9,269,755	908,180		$10,298,752

The following warrants recorded as liabilities were exercised during the periods ended June 30, 2019.

	Three Months			Nine Months
	Warrants	Exercise		Warrants	Exercise
Warrants	Exercised	Price	Proceeds	Exercised	Price	Proceeds
Series CC	69,017	$5.00	$345,085	69,017	$5.00	$345,085
Series GG	200,000	$3.00	600,000	200,000	$3.00	600,000
Series HH	13,500	$3.13	42,188	13,500	$3.13	42,188
Series II	121,500	$3.00	364,500	121,500	$3.00	364,500
Series JJ	20,550	$3.13	64,219	20,550	$3.13	64,219
Series KK	213,870	$3.04	649,095	213,870	$3.04	649,095
	638,437		$2,065,087	638,437		$2,065,087

 2.                 Equity Warrants

Changes in Equity Warrants

On May 26, 2020, the Company provided that for each Series V warrant exercised by an accredited investor on or before June 10, 2020 the former holder of the Series V warrant received one Series XX warrant. Every Series XX warrant will allow the holder to purchase one share of the Company’s common stock at a price of $18.00 per share at any time on or before September 10, 2020. For every two Series V warrant exercised by an accredited investor after June 10, 2020 but on or before June 25, 2020 the former holder of the Series V warrant received one Series YY warrant. Every Series YY warrants will allow the holder to purchase one share of the Company’s common stock at a price of $20.00 per share at any time on or before September 25, 2020. In June 2020, 461,953 Series XX warrants and 101,839 Series YY warrants were issued to the former holders of the Series V warrants. The Company recognized an inducement expense equal to the fair value of the Series XX and Series YY warrants issued as of the date the inducement offers were accepted. The fair values of the Series XX and Series YY warrants were calculated to be approximately $629,000 and $177,000, respectively, and are included as inducement expense in the statements of operations for the nine and three months ended June 30, 2020. The Series XX and YY warrants qualify for equity treatment in accordance with ASC 815.

On May 8, 2020, the expiration date of 93,593 Series UU warrants were extended from June 11, 2020 to December 31, 2020. These warrants were previously issued as an inducement to convert notes payable into shares of common stock. The incremental cost of this extension was approximately $6,000 and was recorded as interest expense for the nine and three months ended June 30, 2020. The Series UU warrants are held by Geert Kersten, Patricia Prichep (current Officers of the Company) and the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary.

On January 23, 2020, the expiration date of the Series N warrants was extended to February 18, 2021. The incremental cost of this extension was approximately $22,000, which was recorded as a deemed dividend in the financial statements for the nine and three months ended June 30, 2020. The Series N warrants are held by the de Clara Trust, of which Geert Kersten, is a beneficiary.

Exercise of Equity Warrants

The following warrants recorded as equity were exercised during the periods ended June 30, 2020.

	Three Months			Nine Months
Warrants	Warrants Exercised	Exercise Price	Proceeds	Warrants Exercised	Exercise Price	Proceeds
Series NN	-	-	$-	98,253	$2.52	$247,598
Series OO	10,000	$2.52	25,200	50,000	$2.52	126,000
Series SS	39,474	$2.09	82,500	156,580	$2.09	327,252
Series TT	10,000	$2.24	22,400	188,125	$2.24	421,400
Series UU	61,207	$2.80	171,380	61,207	$2.80	171,380
Series VV	55,000	$1.75	96,250	82,500	$1.75	144,375
	175,681		$397,730	636,665		$1,438,005

The following warrants recorded as equity were exercised during the periods ended June 30, 2019.

	Three Months			Nine Months
Warrants	Warrants Exercised	Exercise Price	Proceeds	Warrants Exercised	Exercise Price	Proceeds
Series NN	65,502	$2.52	$165,065	65,502	$2.52	$165,065
Series PP	-	-	-	60,000	$2.30	138,000
Series QQ	3,500	$2.50	8,750	3,500	$2.50	8,750
Series RR	60,044	$1.65	99,073	60,044	$1.65	99,073
Series SS	280,264	$2.09	585,752	446,054	$2.09	932,253
Series TT	450,069	$2.24	1,008,155	536,119	$2.24	1,200,907
Series UU	24,018	$2.80	67,250	24,018	$2.80	67,250
Series VV	2,425,000	$1.75	4,243,750	3,810,000	$1.75	6,667,500
Series WW	67,275	$1.63	109,321	193,050	$1.63	313,705
	3,375,672		$6,287,116	5,198,287		$9,592,503

3.           Options and Shares Issued to Consultants

During the nine months ended June 30, 2020 and 2019, the Company issued 47,750 and 161,058 shares, respectively, of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $11.60 and $3.37, respectively, during the nine months ended June 30, 2020 and 2019, respectively. During the three months ended June 30, 2020 and 2019, the Company issued 14,811 and 20,825, respectively, shares of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $16.41 and $5.62, respectively, during the three months ended June 30, 2020 and 2019. The aggregate values of the issuances of restricted common stock and common stock options are recorded as prepaid expenses and are charged to general and administrative expenses over the periods of service under the consulting arrangements.

During the nine months ended June 30, 2020 and 2019, the Company recorded total expense of approximately $623,000 and $688,000, respectively, relating to these consulting agreements. During the three months ended June 30, 2020 and 2019, the Company recorded total expense of approximately $276,000 and $177,000, respectively, relating to these consulting agreements. At June 30, 2020 and September 30, 2019, approximately $242,000 and $230,000, respectively, are included in prepaid expenses. At June 30, 2020, the Company has accrued $110,000 for shares to be issued. As of June 30, 2020, 10,000 options issued to consultants remained outstanding, all of which were issued from the Non-Qualified Stock Option plans and are fully vested.

4.           Securities Purchase Agreement

The Company has entered into Securities Purchase Agreements (SPA) with Ergomed plc, one of the Company’s Clinical Research Organizations responsible for managing the Company’s Phase 3 clinical trial, to facilitate payment of amounts due Ergomed. Under the Agreements, the Company issued Ergomed shares of common stock and the net proceeds from the sales of those shares reduces outstanding amounts due Ergomed. Upon issuance, the Company expenses the full value of the shares as Other non-operating gain/loss and subsequently offsets the expense as amounts are realized through the sale by Ergomed and reduces accounts payable to Ergomed.

On April 6, 2020 and June 29, 2020, the Company entered SPAs under which it issued Ergomed 100,000 and 50,000 restricted shares of the Company’s common stock valued at approximately $1.0 million and $0.8 million, respectively.

On January 9, 2019, the Company entered into a SPA under which it issued Ergomed 500,000 restricted shares of the Company’s common stock valued at approximately $1.3 million.

As of June 30, 2020, Ergomed held 110,521 shares for resale.

The following table summarizes the Other non-operating gain (loss) for the nine and three months ended June 30, 2020 and 2019 relating to these agreements:

	Nine Months Ended		Three Months Ended
	June 30,2020	June 30, 2019	June 30, 2020	June 30, 2019
Amount realized through the resale of shares	$2,539,245	$3,167,197	$818,565	$1,455,844
Fair value of shares upon issuance	1,769,500	1,290,000	1,769,500	-
Other non-operating gain (loss)	$769,745	$1,877,197	$(950,935)	$1,455,844

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

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at June 30, 2020:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$-	$-	$7,018,332	$7,018,332

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at September 30, 2019:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total

Derivative instruments	$-	$-	$6,488,310	$6,488,310

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the three months ended June 30, 2020 and the year ended September 30, 2019:

	Nine months ended	Twelve months ended
	June 30, 2020	September 30, 2019

Beginning balance	$6,488,310	$9,317,031
Issuances	-	-
Exercises	(3,035,325)	(3,589,357)
Realized and unrealized losses	3,565,347	760,636
Ending balance	$7,018,332	$6,488,310

The fair values of the Company’s derivative instruments disclosed above under Level 3 are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock, as well as U.S. Treasury Bill rates, are observable in active markets.

E.                RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2020, officers and directors of the Company purchased 20,512 shares of restricted common stock at an aggregate fair market value of approximately $185,000. No shares were purchased during the three months ended June 30, 2020.

On May 8, 2020, the expiration date of 93,593 Series UU warrants were extended from June 11, 2020 to December 31, 2020. The incremental cost of this extension was approximately $6,000 and was recorded as interest expense for the nine and three months ended June 30, 2020.

On January 23, 2020, the expiration date of the Series N warrants was extended to February 18, 2021. The incremental cost of this extension was approximately $22,000, which was recorded as a deemed dividend in the financial statements for the nine and three months ended June 30, 2020. The Series N warrants are held by the de Clara Trust.

F.                COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

Under co-development and revenue sharing agreements with Ergomed, Ergomed agreed to contribute up to $12 million towards the Company’s Phase 3 Clinical Trial in the form of discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount. The Company accounted for the co-development and revenue sharing agreements in accordance with ASC 808 “Collaborative Arrangements”. The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.” Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its Statements of Operations. Since the inception of the agreement with Ergomed, the Company has incurred research and development expenses of approximately $32.7 million for Ergomed’s services. This amount is net of Ergomed’s discount of approximately $10.8 million. During the nine months ended June 30, 2020 and 2019, the Company recorded, net of Ergomed’s discount, approximately $1.3 million and $2.2 million, respectively, as research and development expense related to Ergomed’s services.

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

Upon adoption of ASC 842 on October 1, 2019, the Company recorded a finance lease right of use asset and a finance lease liability of approximately $13.5 million. As of June 30, 2020, the net book value of the finance lease right of use asset is approximately $12.4 million and the balance of the finance lease liability is approximately $12.9 million, of which approximately $0.9 million is current. These amounts include the San Tomas lease as well as several other smaller finance leases for office equipment. The finance right of use assets are being depreciated using a straight-line method over the underlying lease terms. Total cash paid related to finance leases during the nine months ended June 30, 2020 was approximately $1,414,000, of which approximately $873,000 was for interest. The weighted average discount rate of the Company’s finance leases is 8.8% and the weighted average time to maturity is 8.3 years.

The Company was required to deposit the equivalent of one year of base rent in accordance with the lease. When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company. The approximate $1.7 million deposit is included in non-current assets at June 30, 2020 and September 30, 2019.

Approximate future minimum lease payments under finance leases as of June 30, 2020 are as follows:

Three months ending September 30, 2020	$473,000
Year ending September 30,
2021	1,953,000
2022	2,014,000
2023	2,083,000
2024	2,148,000
2025	2,218,000
Thereafter	7,322,000
Total future minimum lease obligation	18,211,000
Less imputed interest on finance lease obligations	(5,316,000)
Net present value of lease finance lease obligations	$12,895,000

Effective April 30, 2020, the Company terminated a month-to-month arrangement with a sub-lessee as the sub-leased space is needed to prepare the facility to produce Multikine for commercial purposes and before the Company’s Biologics License Application (BLA) can be submitted to the FDA. The sublease rental income for the nine and three months ended June 30, 2020 was approximately $39,000 and $2,000, respectively The sublease rental income for the nine and three months ended June 30, 2019 was approximately $55,000 and $18,000, respectively.

The Company leases two facilities under 60-month operating leases – the lease for its research and development laboratory expires February 28, 2022 and the lease for its office headquarters expired on June 30, 2020. The office headquarter lease was renewed on July 1, 2020 and will expire on November 30, 2025. During the nine months ended June 30, 2020, the Company incurred approximately $80,000 in leasehold improvements costs for the research and development lab and is reasonably certain to renew the lease through February 28, 2027. The renewal period is included in the right of use asset and liability calculations. The operating leases include escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the full 60-month terms of the leases. Upon adoption of ASC 842 on October 1, 2019, the Company recorded an operating lease right of use asset and an operating lease liability of approximately $1.0 million. As of June 30, 2020, the net book value of the operating lease right of use asset is approximately $1.2 million and the balance of the operating lease liability is approximately $1.3 million, of which approximately $0.1 million is current. The Company incurred lease expense under operating leases of approximately $202,000 and $67,000 for the nine and three months ended June 30, 2020, respectively. Total cash paid related to operating leases during the nine and three months ended June 30, 2020 was approximately $198,000 and $66,000, respectively.

As of June 30, 2020, future minimum lease payments on operating leases are as follows:

Three months ending September 30, 2020	$40,000
Year ending September 30,
2021	241,000
2022	264,000
2023	272,000
2024	280,000
2025	288,000
Thereafter	286,000
Total future minimum lease obligation	1,671,000
Less imputed interest on operating lease obligation	(409,000)
Net present value of operating lease obligation	$1,262,000

 G.         PATENTS

During the nine months ended June 30, 2020 and 2019, no patent impairment charges were recorded. For the nine months ended June 30, 2020 and 2019, amortization of patent costs totaled approximately $40,000 and $72,000, respectively. For the three months ended June 30, 2020 and 2019, amortization of patent costs totaled approximately $14,000 and $49,000, respectively. Approximate estimated future amortization expense is as follows:

Three months ending September 30, 2020	$13,000
Year ending September 30,
2021	51,000
2022	47,000
2023	37,000
2024	29,000
2025	27,000
Thereafter	107,000
Total	$311,000

 H.         LOSS PER COMMON SHARE

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net earnings (loss) per share excludes the following securities because their inclusion would have been anti-dilutive as of June 30:

	2020	2019

Options and Warrants	7,651,718	7,742,857
Unvested Restricted Stock	311,873	552,000
Total	7,963,591	8,294,857

J.           SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were filed and determined there are no subsequent events that require disclosure.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since inception, the Company has financed its operations through the sale of equity securities, convertible notes, loans and certain research grants. The Company’s expenses will continue to exceed its revenues as it continues the development of Multikine and brings other drug candidates into clinical trials. Until the Company becomes profitable, any of these financing vehicles or others may be utilized to assist in funding the Company’s capital requirements.

Capital raised by the Company has been expended primarily for patent applications, research and development, administrative costs, the construction of the Company’s manufacturing and laboratory facilities and the Company’s Phase 3 clinical trial. The Company does not anticipate realizing significant revenues until entering into licensing arrangements for its technology and know-how or until it receives regulatory approval to sell its products (which could take several years). Thus, the Company has been dependent upon the proceeds from the sale of its securities to meet all its liquidity and capital requirements and anticipates having to do so in the future.

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

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has incurred expenses of approximately $57.7 million as of June 30, 2020 on direct costs for the Phase 3 clinical trial. The Company estimates it will incur additional expenses of approximately $5.3 million for the remainder of the Phase 3 clinical trial. It should be noted that this estimate is based only on the information currently available in the Company’s contracts with the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., the manufacturing of the drug. This number may be affected by foreign currency exchange rates, and many other factors, some of which cannot be foreseen today. It is therefore possible that the cost of the Phase 3 clinical trial will be higher than currently estimated.

The Company uses two CRO’s to manage the global Phase 3 study; ICON and Ergomed, which are both international leaders in managing oncology trials. As of September 2016, the study was fully enrolled with 928 patients.

Under a co-development agreement, Ergomed agreed to contribute up to $12 million towards the study where it will perform clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount. Approximately $10.8 million of these credits were realized as of June 30, 2020.

During the nine months ended June 30, 2020, the Company’s cash increased by approximately $11.7 million. Significant components of this increase include approximately $14.0 million in net proceeds from the sale of common stock through public offerings, approximately $12.1 million in proceeds from the exercise of warrants and options and employee stock purchases of approximately $0.2 million, offset by net cash used to fund the Company’s regular operations, including its Phase 3 clinical trial, of approximately $11.7 million, approximately $1.6 million of equipment and leasehold improvement expenditures, approximately $0.7 million for payments of stock issuance costs and approximately $0.6 million in lease payments. This compares with the nine months ending June 30, 2019, when the Company’s cash decreased by approximately $0.8 million. Significant components of this decrease included net cash used to fund the Company’s regular operations, including its Phase 3 clinical trial, of approximately $12.4 million and approximately $0.3 million to purchase long term assets. The decrease was offset by net proceeds from the exercise of warrants of approximately $11.7 million and employee stock purchases of approximately $0.2 million.

During the nine months ended June 30, 2020, 1,544,845 warrants were exercised at a weighted average exercise price of $7.60 for total proceeds of approximately $11.7 million. These exercises include 849,845 warrants exercised during three months ended June 30, 2020 at a weighted average exercise price of $11.38 for proceeds of approximately $9.7 million. During the nine months ended June 30, 2019, 5,836,724 warrants were exercised at a weighted average exercise price of $2.00 for proceeds of approximately $11.7 million. These exercises include 4,014,109 warrants exercised during the three months ended June 30, 2019 at a weighted average exercise price of $2.08 for proceeds of approximately $8.4 million.

The Company has entered Securities Purchase Agreements with Ergomed plc, one of the Company’s Clinical Research Organizations responsible for managing the Company’s Phase 3 clinical trial, to facilitate a payment of amounts due Ergomed. Under the Agreements, the Company issued Ergomed shares of common stock and the net proceeds from the sales of those shares reduces outstanding amounts due Ergomed. Upon issuance, the Company expenses the full value of the shares as Other non-operating loss and subsequently offsets the expense as amounts are realized through the sale of the Company’s shares by Ergomed and reduces accounts payable to Ergomed. During the nine months ended June 30, 2020, the Company issued Ergomed 150,000 shares of common stock valued at approximately $1.8 million. During the nine months ended June 30, 2019, the Company issued Ergomed 500,000 shares valued at approximately $1.3 million. During the nine months ended June 30, 2020 and 2019, the Company realized approximately $2.5 million and $3.2 million through the sale by Ergomed of 237,479 and 808,769 shares of the Company’s common stock, respectively, and the Company reduced accounts payable to Ergomed and credited Other operating gains by those amounts. For more information regarding the SPAs refer to Item 4 under Note C above.

Current assets other than cash increased by approximately $1.2 million June 30, 2020 as compared to September 30, 2019. Receivables consist primarily of amounts due from the Company’s partners for reimbursed clinical study costs related to its Phase 3 clinical trial and amounts to be reimbursed for costs related to its Small Business Innovation Research (SBIR) grant. The balance at June 30, 2020 increased $0.2 million over the year-end balance due to the timing of costs incurred and submitted for reimbursement. Prepaid expenses at June 30, 2020 were approximately $1.0 million higher than the balances at September 30, 2019 due to the timing of payments and recognition of related expenses, specifically an advance payment to the Company’s clinical research provider.

Supplies are purchased for use in the Company’s manufacturing and R&D efforts and vary with the study requirements and remained consistent period over period.

Results of Operations and Financial Condition

During the nine months ended June 30, 2020, research and development expenses increased by approximately $3.2 million, or 35%, compared to the nine months ended June 30, 2019. Major components of this increase include approximately $1.9 million of costs incurred to prepare the manufacturing facility for the potential commercial manufacture of Multikine, $1.8 million increase in employee stock compensation expense, $0.8 million increase in depreciation expense resulting from the adoption of the new leasing standard and an increase in approximately $0.4 million in other miscellaneous research and development expenses. These increases were offset by a decrease of approximately $1.7 million in expenses related to the Company’s on-going Phase 3 clinical trial.

During the three months ended June 30, 2020, research and development expenses increased by approximately $1.0 million, or 32%, compared to the three months ended June 30, 2019. Major components of this increase include approximately $0.7 million of costs incurred to prepare the manufacturing facility for the potential commercial manufacture of Multikine, $0.8 million increase in employee stock compensation expense, $0.3 million increase in depreciation expense resulting from adoption of the new leasing standard and an increase in approximately $0.2 million in other miscellaneous research and development expenses. These increases were offset by a decrease of approximately $1.0 in expenses related to the Company’s on-going Phase 3 clinical trial.

During the nine months ended June 30, 2020, general and administrative expenses increased by approximately $2.7 million, or 48%, compared to the nine months ended June 30, 2019. Approximately $2.2 million of the change relates to an increase in employee stock compensation expense. The remaining increase consists of approximately $0.5 million in net other general and administrative account variations.

During the three months ended June 30, 2020, general and administrative expenses increased by approximately $0.8 million, or 36%, compared to the three months ended June 30, 2019. The difference is a result of an approximate increase of $0.8 million in employee stock compensation expense.

The loss on derivative instruments increased by approximately $0.3 million for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019. The loss on derivative instruments decreased by approximately $6.6 million for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019. The variance is the result of the change in fair value of the derivative liabilities at the respective period ends. These changes were caused mainly by fluctuation in the share price of the Company’s common stock.

During the three months ended June 30, 2020, the Company issued Series XX and Series YY warrants to induce holders of Series V warrants to exercise their warrants. Upon acceptance of the inducement offer, the aggregate value of the inducement warrants of approximately $0.8 million was recorded as an expense. All unexercised Series V warrants expired.

Other non-operating gain decreased by approximately $1.1 million for the nine months ended June 30, 2020 as compared to the nine months ended June 30, 2019. This gain relates to the SPA described in Item 4 under Note C. The amount of the gain or loss is a result of the timing of shares issued to Ergomed and the subsequent re-sale of those shares. During the nine-months ended June 30, 2020 and 2019, respectively, the Company realized approximately $2.5 million and $3.2 million in value upon the resale of shares. Additionally, during the nine months ended June 30, 2020 and 2019, the Company issued 150,000 and 500,000 shares to Ergomed and recorded a non-operating loss equal to the fair value of those shares of approximately $1.8 million and $1.3 million.

Net interest expense decreased by approximately $0.6 million for the nine months ended June 30, 2020 compared to the nine months ended June 30, 2019 and decreased by approximately $0.2 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 The decrease is due to a reduction in the interest rate applied to the Company’s finance leases that were re-measured in connection with the adoption of ASC 842, Leases, effective October 1, 2019.

Research and Development Expenses

The Company’s research and development efforts involve Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Nine months ended June 30,		Three months ended June 30,
	2020	2019	2020	2019
MULTIKINE	$11,174,272	$8,524,706	$3,226,509	$2,685,461
LEAPS	1,337,558	745,066	586,361	280,051
TOTAL	$12,511,830	$9,269,772	$3,912,870	$2,965,512

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2020. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Due to the material weakness outlined below, CEL-SCI’s Chief Executive and Principal Financial and Accounting Officer has concluded that CEL-SCI’s disclosure controls and procedures were not effective as of June 30, 2020.

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

Geert Kersten, CEL-SCI’s Chief Executive and Principal Financial and Accounting Officer, evaluated the effectiveness of CEL-SCI’s internal control over financial reporting as of June 30, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of CEL-SCI’s internal control over financial reporting and testing of the operational effectiveness of those controls.

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

To remediate this material weakness, the Company will change certain control activities to include the following:

•	The Company will compare the final EDGAR proofs with the Company reports that are provided to the EDGAR filing service to ensure that the EDGAR proofs are accurate and complete.

Based on the evaluation of CEL-SCI’s internal control over financial reporting as of June 30, 2020, and the material weakness identified above, Mr. Kersten concluded that as of such date, CEL-SCI’s internal control over financial reporting was not effective.

Changes in Internal Control over Financial Reporting

Other than the improvement noted in the preceding section, there were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended June 30, 2020 the Company issued 47,750 restricted shares of common stock to consultants for investor relations services.

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

CEL-SCI CORPORATION

Date: August 10, 2020	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer*

* Also signing in the capacity of the Principal Accounting and Financial Officer.

