Form 10-Q/A
period 2020-06-30
CEL SCI CORP
filed 2020-08-11
CIK 725363

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

Explanatory Note

The purpose of this First Amendment to CEL SCI Corporation’s Quarterly Report on Form 10-Q for the nine months ending June 30, 2020 (the “Form 10-Q”), as filed with the Securities and Exchange Commission on August 10, 2020 is to furnish Exhibits 101 to the Form 10-Q in accordance with Rule 201(c) and Rule 405 of Regulation S-T. Exhibits 101 provide the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This First Amendment to the Form 10-Q continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way the disclosures made in the original Form 10-Q.

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

