Form 10-K
period 2020-09-30
CEL SCI CORP
filed 2020-12-29
CIK 725363

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2020.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________.

Commission file number 001-11889

CEL-SCI CORPORATION
(Exact name of registrant as specified in its charter)

Colorado	84-0916344
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8229 Boone Blvd., Suite 802 Vienna, VA	22182
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (703) 506-9460

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	CVM	NYSE American

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act):  Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2020, as quoted on the NYSE American, was $411,591,295.

As of December 15, 2020, the Registrant had 39,756,417 issued and outstanding shares of common stock.

Documents Incorporated by Reference: None

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can generally identify these forward-looking statements by forward-looking words such as “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances). These forward-looking statements involve risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, including, but not limited to:

•	the progress and timing of, and the amount of expenses associated with, our research, development and commercialization activities for our product candidates, including Multikine;

•	our expectations regarding the timing, costs and outcome of any pending or future litigation matters, lawsuits or arbitration proceeding;

•	the success of our clinical studies for our product candidates;

•	our ability to obtain U.S. and foreign regulatory approval for our product candidates and the ability of our product candidates to meet existing or future regulatory standards;

•	our expectations regarding federal, state and foreign regulatory requirements;

•	the therapeutic benefits and effectiveness of our product candidates;

•	the safety profile and related adverse events of our product candidates;

•	our ability to manufacture sufficient amounts of Multikine or our other product candidates for use in our clinical studies or, if approved, for commercialization activities following such regulatory approvals;

•	our plans with respect to collaborations and licenses related to the development, manufacture or sale of our product candidates;

•	business disruption and related risks resulting from the recent pandemic of the novel coronavirus 2019 (COVID-19);

•	our expectations as to future financial performance, expense levels and liquidity sources;

•	our ability to compete with other companies that are or may be developing or selling products that are competitive with our product candidates;

•	anticipated trends and challenges in our potential markets;

•	our ability to attract, retain and motivate key personnel;

•	our ability to continue as a going concern; and

•	our liquidity.

All forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements contained in this report, speak only as of their respective dates. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect new information, events or circumstances or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, the forward-looking events and circumstances described in this report may not occur and actual results could differ materially from those anticipated or implied in such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements.

PART I

ITEM 1.  BUSINESS

CEL-SCI Corporation (CEL-SCI) is a clinical-stage biotechnology company focused on finding the best way to activate the immune system to fight cancer and infectious diseases. Its lead investigational therapy Multikine® (Leukocyte Interleukin, Injection) is currently in a pivotal Phase 3 clinical trial for patients who are newly diagnosed with advanced primary squamous cell carcinoma of the head and neck for which CEL-SCI has received Orphan Drug Status from the U.S. Food and Drug Administration, or FDA. The study was fully enrolled with 928 patients in September 2016. The study’s primary end-point is an increase in overall survival of patients between the two main comparator groups in favor of the group receiving the Multikine treatment regimen. To prove an overall survival benefit, the study required CEL-SCI to wait until 298 events had occurred among the two main comparator groups. This study milestone occurred in late April 2020. The study is currently in the statistical analysis phase. If the primary end-point of this global study is achieved and/or the study shows clinical benefit for the patients, CEL-SCI expects to use the results to support a Biologics License Application, or BLA, to the FDA for Multikine for neoadjuvant therapy in patients with squamous cell carcinoma of the head and neck, or SCCHN (hereafter also referred to as advanced primary head and neck cancer). This disease represents a clear unmet medical need with no new FDA approved drug in approximately 60 years.

CEL-SCI’s investigational immunotherapy Multikine is being used in a different way than cancer immunotherapy is usually used. It is given before any other therapy has been administered because that is when the immune system is thought to be strongest (i.e., as a neoadjuvant). It is also administered locally around the tumors and near the draining lymph node. In the Phase 3 clinical trial, Multikine was given locally for three weeks, five days per week as a first line treatment before surgery, radiation or radiochemotherapy. The goal is to help the intact immune system “see” the cancer and kill the micro metastases that usually cause recurrence of the cancer. In short, CEL-SCI believes that local administration and administration of Multikine before weakening of the immune system by surgery, radiation and chemotherapy will result in improved outcomes and better overall survival rates for patients suffering from head and neck cancer.

CEL-SCI is investigating a peptide-based immunotherapy (CEL-4000) as a vaccine for rheumatoid arthritis using its LEAPS technology platform. CEL-SCI was awarded a Phase 2 Small Business Innovation Research (SBIR) grant in the amount of $1.5 million from the National Institutes of Health (NIH) in September 2017. This grant will provide funding to allow CEL-SCI to advance its first LEAPS product candidate, CEL-4000, towards an Investigational New Drug (IND) application. CEL-SCI is in the process of completing pre-IND studies for CEL-4000 and hopes to start human studies with CEL-4000 in 2021.

CEL-SCI is also investigating LEAPS COVID-19 conjugates as a potential treatment of COVID-19 in hospitalized and at-high-risk patients at the University of Georgia’s (UGA) Center for Vaccines and Immunology. Initial animal experiments showed that LEAPS COVID-19 conjugates induced faster and much higher than expected antibody responses against a non-mutating region of the virus that causes COVID-19 after only one injection.

On December 1, 2020, CEL-SCI announced that LEAPS COV-19 peptides, delivered as a therapeutic treatment following SARS-CoV-2 virus challenge, achieved a 40% survival rate in transgenic mouse models as compared to 0% survival in the two control groups in studies conducted at the University of Georgia Center for Vaccines and Immunology. The animals were therapeutically treated with CEL-SCI’s LEAPS COV-19 peptides one day after infection with a lethal dose of SARS-CoV-2. Of the LEAPS treated mice, forty percent (40%) were alive, recovering and regained lost weight, attaining > 90% of their starting weight, by the study’s end. In contrast, mice in the two control groups lost 20% or more of their body weight by day 8 and all of them died between day 5 and day 8 post challenge. The success of this therapy was statistically significant at a 95% level.

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

In connection with the preparation of our financial statements for the year ended September 30, 2020, we identified an error relating to the manufacturing facility lease on the adoption of ASC 842 at October 1, 2019. The error impacted the finance lease right-of-use asset and total stockholders’ equity, both of which were understated by approximately $2.0 million on adoption. We concluded the impact on the interim financial statements during fiscal 2020 was immaterial to the statement of operations but material to the balance sheet and will correct the balances for the quarterly reporting periods at December 31, 2019, March 31, 2020, and June 30, 2020. All adjustments have been reflected in the accompanying financial statements. Additional information has been disclosed in the 8-K filed on December 29, 2020

CEL-SCI’S PRODUCTS

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

2)

L.E.A.P.S. (Ligand Epitope Antigen Presentation System) technology, or LEAPS, with two investigational therapies, CEL-2000 and CEL-4000, product candidates under development for the potential treatment of rheumatoid arthritis, and LEAPS COV-19, a product candidate under development to potentially treat COVID-19 coronavirus.

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

Multikine is an immunotherapy product candidate comprised of a patented defined mixture of 14 human natural cytokines. If commercial approval is obtained, CEL-SCI intends to manufacture Multikine in a proprietary manner in CEL-SCI’s manufacturing facility. CEL-SCI spent over 10 years and more than $80 million developing and validating the manufacturing process for Multikine. The pro-inflammatory cytokine mixture includes interleukins, interferons, chemokines and colony-stimulating factors, which contain elements of the body’s natural mix of defenses against cancer.

Multikine is designed to be used in a different way than cancer immunotherapy is generally being used. Generally, cancer immunotherapy is given to patients who have already failed other treatments such as surgery, radiation and/or chemotherapy and most of the time it is administered systemically. Multikine on the other hand is administered locally to treat tumors and their microenvironment before any other therapy has been administered because it is believed that this is the time when the immune system would be strongest and most amenable to activation against the tumor. For example, in the Phase 3 clinical trial, Multikine was injected locally around the tumor and near the adjacent draining lymph nodes for three weeks, five days a week as a first treatment before surgery, radiation and/or chemotherapy. The goal is to help the intact immune system recognize and kill the tumor micro metastases that usually cause recurrence of the cancer. In short, CEL-SCI believes that the local administration of Multikine before weakening of the immune system by surgery, chemotherapy and radiation will result in better anti-tumor response than if Multikine were administered after surgery, radiation and chemotherapy. In clinical studies of Multikine, administration of the investigational therapy to head and neck cancer patients has demonstrated the potential for lesser or no appreciable toxicity.

Source: Adapted from Timar et al., Journal of Clinical Oncology 23(15) May 20, 2005

The first indication CEL-SCI is pursuing for its investigational drug product candidate Multikine is an indication for the neoadjuvant therapy in patients with squamous cell carcinoma of the head and neck, or SCCHN (hereafter also referred to as advanced primary head and neck cancer).

SCCHN represents the most prevalent type of head and neck cancer, and CEL-SCI believes that there is a large, unmet medical need among head and neck cancer patients. CEL-SCI believes the last FDA approval of a therapy indicated for the treatment of advanced primary head and neck cancer was over 50 years ago. In the aggregate, head and neck cancer represents about 6% of the world’s cancer cases, with approximately 650,000 patients diagnosed worldwide each year, of which approximately 60,000 patients diagnosed annually in the United States and approximately 105,000 patients diagnosed annually in Europe.  Multikine investigational immunotherapy has been granted Orphan Drug designation for neoadjuvant therapy in patients with SCCHN by the FDA in the United States.

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

The primary endpoint for the protocol for this Phase 3 head and neck cancer study required that a 10% increase in overall survival be obtained in the Multikine group which also is administered CIZ (CIZ = low dose (non-chemotherapeutic) of cyclophosphamide, indomethacin and Zinc-multivitamins) all of which are thought to enhance Multikine activity), plus SOC (Surgery + Radiotherapy or Chemoradiotherapy), over the control comparator (SOC alone) arm.  As the study was designed, the final determination of whether this endpoint had been successfully reached can only be determined when 298 events  have occurred in the combined comparator arms of the study.  This study milestone occurred in late April 2020 and the Phase 3 study is currently in the analysis phase.

Nine hundred twenty-eight (928) newly diagnosed head and neck cancer patients have been enrolled in this Phase 3 cancer study and all the patients who have completed treatment continue to be followed for protocol-specific outcomes in accordance with the study protocol.  The last patient was enrolled in the study in September 2016.  Approximately 135 patients were enrolled in the study from 2011 to 2013, about 195 were enrolled in 2014, about 340 in 2015, and about 260 in 2016.   An analysis conducted using the SEER (Surveillance, Epidemiology, and End Results) U.S. government data base for the same study population as CEL-SCI enrolled in this Phase 3 study and covering the years 2011-2016 (when the patients were enrolled), shows that the standard of care for these patients has not resulted in an improvement in survival.  In fact, the U.S. survival of the specific type of patients enrolled in the Phase 3 study during the study years was only about 47% at 3 years and about 37% at 5 years.

This trial is currently under the management of two clinical research organizations, or CROs:  ICON plc., or ICON, and Ergomed Clinical Research Limited, or Ergomed.

Since CEL-SCI launched its Phase 3 clinical trial for Multikine, CEL-SCI has incurred expenses of approximately $58.9 million as of September 30, 2020 on direct costs for the Phase 3 clinical trial. CEL-SCI estimates it will incur additional expenses of approximately $5.9 million for the remainder of the Phase 3 clinical trial and the filing of the clinical study report to the FDA.  It should be noted that this estimate is based only on the information currently available from the CROs responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., preparations for the potential commercial manufacture of the drug.  This estimate may be affected by the  foreign currency exchange rates and many other factors, some of which cannot be foreseen today. It is therefore possible that the cost of the Phase 3 clinical trial may be higher than currently estimated.

Ultimately, the decision as to whether CEL-SCI’s drug product candidate is safe and effective can only be made by the FDA and/or by other regulatory authorities based upon an assessment of all of the data from an entire drug development program submitted as part of an application for marketing approval. As detailed in the Risk Factors section of this report, the current Phase 3 clinical study for CEL-SCI’s investigational drug may or may not be able to be used as the pivotal study supporting a marketing application in the United States, and, if not, at least one entirely new Phase 3 pivotal study would need to be conducted to support a marketing application in the United States. However, CEL-SCI does not believe that this is likely.

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

In consideration for the rights granted by CEL-SCI to PLIVA under the joinder agreement, CEL-SCI will be paid by PLIVA (in U.S. dollars):

•	$100,000 upon EMA grant of Marketing Authorization for Multikine;

•	$50,000 upon Croatia’s grant of reimbursement status for Multikine in Croatia; and

•	$50,000 upon Serbia’s grant of reimbursement status for Multikine in Serbia.

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

The agreement will terminate on a country-by-country basis 15 years after the product approval for Multikine in each country, at which point the agreement will be automatically extended for successive two year periods, unless either party gives notice of its intent not to extend the agreement. The agreement may also be terminated upon the bankruptcy of either party or material misrepresentations that are not cured within 60 days. If the agreement ends before the 15 year term through no fault of either party, CEL-SCI will reimburse Orient Europharma for a prorated part of Orient Europhorma’s costs towards the clinical trials of Multikine. If Orient Europharma fails to make certain minimum purchases of Multikine during the term of the agreement, Orient Europhorma’s rights to the territory will become non-exclusive.

CEL-SCI has a licensing agreement with Byron Biopharma LLC, or Byron, under which CEL-SCI granted Byron an exclusive license to market and distribute Multikine in the Republic of South Africa, if approved. This license will terminate 20 years after marketing approval in South Africa or after the bankruptcy or uncured material breach by either party. After the 20-year period has expired, the agreement will be automatically extended for successive two year periods, unless either party gives notice of its intent not to extend the agreement.

Pursuant to the agreement, Byron will be responsible for registering Multikine in South Africa. If Multikine is approved for sale in South Africa, CEL-SCI will be responsible for manufacturing the product, while Byron will be responsible for sales in South Africa. Sales revenues will be divided equaly between CEL-SCI and Byron.

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

LEAPS Candidate:  LEAPS COV-19

CEL-SCI began developing an immunotherapy with the potential to treat the COVID-19 coronavirus using its patented LEAPS peptide technology. On March 23, 2020, CEL-SCI signed a collaboration agreement with the University of Georgia’s Center for Vaccines and Immunology to develop LEAPS COV-19 immunotherapy. The LEAPS peptides will utilize conserved regions of coronavirus proteins to stimulate protective cell mediated T cell responses and reduce viral load. The LEAPS peptide technology can be used to construct immunotherapeutic peptides that exhibit both antiviral and anti-inflammatory properties. Consequently, these products not only target the virus infection against which they are directed, but also elicit the appropriate protective response(s) against it.

On July 24, 2020, CEL-SCI announced it had concluded animal experiments using its LEAPS COV-19 conjugate that provide the basis for moving forward into animal challenge studies with live virus SARS-CoV-2, the causative agent of COVID-19, at the UGA’s Center for Vaccines and Immunology. The animal experiments showed that LEAPS COV-19 conjugates induced faster and much higher than expected antibody responses against a non-mutating region of the virus that causes COVID-19, after only one injection. It is important to note that IgG antibodies response was generated within 10 days of a single immunization. Generation of IgG requires activation of dendritic, T and B cells in order to promote the class switch from IgM to IgG antibody.

On December 1, 2020, CEL-SCI announced that LEAPS COV-19 peptides, delivered as a therapeutic treatment following SARS-CoV-2 virus challenge, achieved a 40% survival rate in transgenic mouse models as compared to 0% survival in the two control groups in studies conducted at the University of Georgia Center for Vaccines and Immunology. The animals were therapeutically treated with CEL-SCI’s LEAPS COV-19 peptides one day after infection with a lethal dose of SARS-CoV-2. Of the LEAPS treated mice, forty percent (40%) were alive, recovering and regained lost weight, attaining > 90% of their starting weight, by the study’s end. In contrast, mice in the two control groups lost 20% or more of their body weight by day 8 and all of them died between day 5 and day 8 post challenge. The success of this therapy was statistically significant at a 95% level. An additional study conducted using LEAPS as a vaccine to prevent disease resulted in similar findings to the above described study, but with a slightly lower level of statistical significance. In this study, the Human(h) ACE2 transgenic mice were dosed twice with the LEAPS conjugate 28 and 14 days prior to being challenged with a lethal dose of SARS-CoV-2 virus. CEL-SCI’s next step is to leverage the findings from these two animal studies into future studies that will optimize treatment dosing and test additional LEAPS peptides as a therapy.

Predictions of success using the LEAPS peptides against COVID-19 coronavirus are based on previous studies conducted in collaboration with the National Institutes for Allergies and Infectious Diseases (NIAID) with another respiratory virus, pandemic influenza (H1N1). In those studies, LEAPS peptides elicited protection of mice from morbidity and mortality after the introduction of infection by activating appropriate T cell responses rather than an inflammatory response.  These SARS-CoV-2 challenge studies at the University of Georgia’s Center for Vaccines and Immunology seek to repeat the success of animal challenge studies conducted previously at the NIAID emerging diseases laboratory during the threatened H1N1 flu pandemic.  LEAPS is in the early stages for treating COVID-19 coronavirus and there is no guarantee that CEL-SCI will be able to replicate the results from our prior studies.

LEAPS Candidates:  CEL-2000, CEL-4000 and DerG-PG275(Cit)

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

In May 2019, CEL-SCI announced that a newly discovered LEAPS conjugate acts alone and can complement CEL-4000 therapeutically when administered in combination to an animal model of Rheumatoid Arthritis (RA).  This new LEAPS conjugate appears to act on T cell pathways by a new mechanism that is different from the pathways used by the CEL-4000 vaccine. The data was presented at the American Association of Immunologists 103rd Annual Meeting (Immunology 2019) by Daniel Zimmerman, Ph.D., CEL-SCI’s Senior Vice President of Research, Cellular Immunology.  The work was performed in conjunction with researchers at Rush University Medical Center, Chicago, Illinois and was funded by the SBIR Phase 2 Grant.

In July 2019, one of CEL-SCI’s collaborators from Rush, Dr. Adrienn Markovics presented new LEAPS data at i-Chem2019, International Conference on Immunity and Immunochemistry.  Data presented was for a new second RA conjugate discovered which acts alone and can complement the existing CEL-4000 RA vaccine in an animal model of RA.  The combination of the two RA conjugates provided not only broader epitope coverage, but also a greater therapeutic effect than either conjugate alone.  The LEAPS work was performed in conjunction with researchers at CEL-SCI on CEL-4000 and a newly discovered LEAPS conjugate, DerG-PG275Cit.  Both conjugates were evaluated alone and in combination in the model of proteoglycan [PG] induced arthritis (PGIA) called recombinant PG G1 domain-induced arthritis (GIA), an autoimmune mouse model of RA.

In February 2017 and November 2016, CEL-SCI announced preclinical data that demonstrate its investigational new drug candidate CEL-4000 has the potential to treat rheumatoid arthritis. This study was supported in part by the SBIR Phase I Grant and was conducted in collaboration with Drs. Katalin Mikecz and Tibor Glant, and their research team at Rush University Medical Center in Chicago, IL. This work was published in an article entitled “An epitope-specific DerG-PG70 LEAPS vaccine modulates T cell responses and suppresses arthritis progression in two related murine models of rheumatoid arthritis” and can be found online at https://www.ncbi.nlm.nih.gov/pmc/articles/PMC5568759/.

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

With the support of these SBIR grants, CEL-SCI is developing several new drug candidates, CEL-2000 and CEL-4000, as potential rheumatoid arthritis therapeutic treatments.  The data from animal studies using the CEL-2000 treatment suggests that it could be used against rheumatoid arthritis with fewer administrations than those required by other anti-rheumatoid arthritis treatments currently on the market for arthritic conditions associated with the Th17 signature cytokine TNF-a. The preclinical data indicates these peptides could be used against rheumatoid arthritis where a Th1 signature cytokine (IFN-γ) is dominant. CEL-2000 and CEL-4000 each have the potential to become a personalized, disease-specific therapy, that acts at an earlier step in the disease process than current therapies, and which may be useful in patients not responding to existing rheumatoid arthritis therapies. CEL-SCI believes this represents a large unmet medical need in the rheumatoid arthritis market.

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

Other LEAPS experiments:  LEAPS-H1N1-DC

Using the LEAPS technology, CEL-SCI has also tested in preclinical studies a potential peptide treatment for H1N1 (swine flu) hospitalized patients, a disease which does not represent a problem any more.  Therefore CEL-SCI is no longer developing a treatment against H1N1. This LEAPS flu treatment was designed to focus on the conserved, non-changing epitopes of the different strains of Type A Influenza viruses (H1N1, H5N1, H3N1, etc.), including “swine”, “avian or bird”, and “Spanish Influenza”, in order to minimize the chance of viral “escape by mutations” from immune recognition.

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

Accordingly, even though the various LEAPS candidates have not yet been given to humans, they have been tested in vitro with human cells.  They have induced similar cytokine responses that were seen in these animal models, which may indicate that the LEAPS technology might translate to humans.  The LEAPS candidates have demonstrated protection against lethal herpes simplex virus (HSV1) and H1N1 influenza infection, as a prophylactic or therapeutic agent in animals.  They have also shown some level of activity in animals in two autoimmune conditions, curtailing and sometimes preventing disease progression in arthritis and myocarditis animal models.

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

Multikine is protected by a U.S. patent, which is a composition-of-matter patent issued in May 2005 that, in its current format, expires in 2023. Additional composition-of-matter patents for Multikine have been issued in Germany (issued in June 2011 and currently set to expire in 2025), China (issued in May 2011 and currently set to expire in 2024), Japan (issued in November 2012 and currently set to expire in 2025), and three in Europe (issued in September 2015, May 2016 and October 2017, currently set to expire in 2025 and 2026). The most recent patent issued in October 2017, patent # EP 1 879 618 B1, titled “A Method for Modulating HLA Class II Tumor Cell Surface Expression With A Cytokine Mixture,” addresses Multikine’s mechanism of action to make tumors more visible to the immune system. This new patent is important because, along with the other Multikine issued patents, it addresses how Multikine enables the immune system to recognize and attack the tumor. One way tumor cells evade the immune system is by expressing human leukocyte antigens (HLA) on the tumor cell surface, thus appearing as ‘self’ to the immune cells and therefore the tumor cells are not attacked. It is important to note that the tumors of the Multikine-treated best responders in CEL-SCI’s prior Phase 2 studies had no HLA Class II expressed on the cell surface following Multikine treatment as compared to controls. This points to Multikine’s ability to modulate HLA expression on the tumor cell surface, thereby allowing the immune system to recognize and attack the tumor.

In addition to the patents that offer certain protections for Multikine, the method of manufacture for Multikine, a complex biological product, is held by CEL-SCI as a trade secret.

LEAPS is protected by patents in the United States issued in February 2006, April 2007, August 2007, January 2019 and March 2019. The LEAPS patents, which expire in 2021, 2022, 2021 and three in 2032, respectively, include overlapping claims, with composition of both matter (new chemical entity), process and methods-of-use, to maximize and extend the coverage in their current format. One issued U.S. application is a joint application with Northeast Ohio Medical University (“Neoucom”) and CEL-SCI will share the ability to use the patent, unless CEL-SCI licenses the rights to the patent from Neoucom. In October 2017 and October 2020, patents were issued in Europe for LEAPS, which expire in 2029 and 2034, respectively.

CEL-SCI has five patent applications pending in the United States for LEAPS, which, if issued, would extend protection through 2040, subject to any potential patent term extensions.

As of December 9, 2020, there were no contested proceedings and/or third party claims with respect to CEL-SCI’s patents or patent applications.

MANUFACTURING FACILITY

Before starting the Phase 3 clinical trial, for reasons related to regulatory considerations, CEL-SCI built a dedicated manufacturing facility to produce its investigational biological product candidate Multikine. This facility produced multiple clinical lots for the Phase 3 clinical trial and has also passed quality systems review by a European Union Qualified Person on several occasions. CEL-SCI is currently expanding the manufacturing facility so CEL-SCI will be able to meet the expected demand for Multikine if a license is granted.

CEL-SCI’s lease on the manufacturing facility expires on October 31, 2028. See Item 2 of this report for more information concerning the terms of this lease.

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

U.S. Food and Drug Administration Regulation of Biological Products

In the United States, the FDA regulates biological products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and the Public Health Service Act, or PHSA, and their implementing regulations. The process required by the FDA before biological product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;

•	submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may begin and must be updated annually;

•	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial is initiated;

•	performance of adequate and well-controlled human clinical trials in compliance with Good Clinical Practice, or GCP, regulations to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;

•	preparation of and submission to the FDA of a Biologics License Application, or BLA, after completion of clinical trials;

•	satisfactory completion of an FDA Advisory Committee review, if applicable;

•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

•	satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with current Good Manufacturing Practice, or cGMP, requirements and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigations to assess compliance with GCPs; and

•	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

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

● Phase 1 — The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans and the side effects associated with increasing doses.

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

● Phase 4 — In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. The FDA may also make these so-called Phase 4 or post-marketing studies a condition to approval of the BLA.

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

Expedited Review and Approval

A sponsor may seek approval of its product candidate under programs designed to accelerate the FDA’s review and approval of new drugs and biological products that meet certain criteria. Specifically, new drugs and biological products are eligible for fast track designation if they are intended to treat a serious or life-threatening condition and demonstrate the potential to address unmet medical needs for the condition. For a fast track product, the FDA may consider sections of the BLA for review on a rolling basis before the complete application is submitted if relevant criteria are met. A fast track designated product candidate may also qualify for priority review.

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

Post-Approval Requirements

All therapeutic products manufactured or distributed pursuant to FDA approval or licensure are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements under the Prescription Drug User Fee Act (PDUFA) for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications containing clinical data. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements, which impose significant procedural and documentation requirements. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements on manufacturers. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. CEL-SCI cannot be certain that it, or CEL-SCI’s present or future suppliers, will be able to comply with the cGMP regulations and other FDA regulatory requirements. If CEL-SCI is not able to comply with these requirements, the FDA may, among other things, take enforcement action or seek sanctions against use, impose restrictions on a product or its manufacturer, require CEL-SCI to recall a product from distribution, or withdraw approval of the BLA.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

•	fines, warning letters or holds on post-approval clinical studies;

•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

•	product seizure or detention, or refusal to permit the import or export of products;

•	injunctions or the imposition of civil or criminal penalties; and

•

consent decrees, corporate integrity agreements, debarment, or exclusion from federal healthcare programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.

The FDA closely regulates the marketing, labeling, advertising and promotion of drugs and biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of unapproved, or “off-label,” uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

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

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market a drug for the same indication for a period of 7 years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity. Orphan drug exclusivity also could block the approval of one of CEL-SCI’s products for seven years if a competitor obtains approval of a product before CEL-SCI does, as defined by the FDA, for the same indication CEL-SCI is seeking, or if CEL-SCI’s product candidate is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of CEL-SCI’s products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.

Orphan drug designation must be requested before submitting a BLA to the FDA for review and approval. After the FDA grants orphan drug designation, the identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

Multikine has received Orphan Drug Status from the FDA.

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

Depending on the circumstances, failure to meet these applicable regulatory requirements can result in criminal prosecution, fines or other penalties, exclusion from government health care programs, injunctions, recall or seizure of products, total or partial suspension of production, denial or withdrawal of pre-marketing product approvals, private “qui tam” actions brought by individual whistleblowers under the False Claims Act in the name of the government or refusal to allow CEL-SCI to enter into supply contracts, including government contracts.

Coverage, Pricing and Reimbursement in the U.S.

Sales of pharmaceutical products depend significantly on the availability of third-party coverage and reimbursement. Third-party payors include government health administrative authorities, managed care providers, private health insurers and other organizations. These third-party payors are increasingly challenging the price and examining the cost-effectiveness of medical products and services. In addition, significant uncertainty exists as to the reimbursement status of newly approved healthcare products and new drug classes, including biological products such as CEL-SCI’s product candidates. CEL-SCI may need to conduct expensive clinical studies to demonstrate the comparative cost-effectiveness of its products. The product candidates that CEL-SCI develops may not be considered cost-effective. It is time consuming and expensive for CEL-SCI to seek reimbursement from third- party payors. Reimbursement may not be available or sufficient to allow CEL-SCI to sell its products on a competitive and profitable basis.

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

Risk Factor Summary

CEL-SCI has incurred significant losses since its inception and anticipates that it will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

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

Much of CEL-SCI’s intellectual property is protected as trade secrets or confidential know-how, not by patent.

You may experience future dilution as a result of future equity offerings or other equity issuances by CEL-SCI.

The price of CEL-SCI’s common stock has been volatile and is likely to continue to be volatile, which could result in substantial losses for CEL-SCI’s shareholders.

CEL-SCI faces business disruption and related risks resulting from the recent pandemic of the novel coronavirus 2019 virus (COVID-19) which could have a material adverse effect on CEL-SCI's business plan.

Risks Related to CEL-SCI

We face business disruption and related risks resulting from the recent pandemic of the novel coronavirus 2019 virus (COVID-19) which could have a material adverse effect on our business plan.

The development of our product candidates could be disrupted and materially adversely affected by the recent outbreak of COVID-19. As a result of measures imposed by the governments in affected regions, businesses and schools have been suspended due to quarantines intended to contain this outbreak. The spread of SARS CoV-2 from China to other countries has resulted in the Director General of the World Health Organization declaring COVID-19 a pandemic on March 11, 2020. International stock markets have reflected the uncertainty associated with the slow-down in the world economies and the significant declines in the Dow Industrial Average early this year were largely attributed to the effects of COVID-19. We know that COVID delayed the time to reach data lock for our Phase 3 clinical trial and that COVID has delayed the expansion of our manufacturing facility for Multikine. We are still assessing our business plans and the impact COVID-19 may have on our ability to conduct our preclinical studies and clinical trials other than our Phase 3 trial, but there can be no assurance that this analysis will enable us to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally. The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID-19 pandemic.

CEL-SCI has incurred significant losses since its inception and anticipates that it will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

CEL-SCI has a history of net losses, expects to incur substantial losses and have negative operating cash flow for the foreseeable future, and may never achieve or maintain profitability. Since the date of its formation and through September 30, 2020, CEL-SCI incurred net losses of approximately $384 million. CEL-SCI has relied principally upon the proceeds from the public and private sales of its securities to finance its activities to date. To date, CEL-SCI has not commercialized any products or generated any revenue from the sale of products, and CEL-SCI does not expect to generate any product revenue for the foreseeable future. CEL-SCI does not know whether or when it will generate product revenue or become profitable.

CEL-SCI is heavily dependent on the success of Multikine which is under clinical development. CEL-SCI cannot be certain that Multikine will receive regulatory approval or be successfully commercialized even if CEL-SCI receives regulatory approval. Multikine is the only product candidate in late-stage clinical development and CEL-SCI’s business currently depends heavily on its successful development, regulatory approval and commercialization. CEL-SCI has no drug products for sale currently and may never be able to develop approved and marketable drug products.

Even if CEL-SCI succeeds in developing and commercializing one or more of its product candidates, CEL-SCI expects to continue to incur significant operating and capital expenditures as CEL-SCI:

•	continues to undertake preclinical development and clinical trials for product candidates;

•	seeks regulatory approvals for product candidates; and

•	implements additional internal systems and infrastructure.

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

Even if CEL-SCI does achieve profitability, it may not be able to sustain or increase profitability on a quarterly or annual basis. The failure to become and remain profitable could depress the value of CEL-SCI’s common stock and could impair its ability to raise capital, expand its business, maintain research and development efforts, diversify product offerings or even continue in operation. A decline in the value of CEL-SCI’s common stock could cause its stockholders to lose all or part of their investment.

CEL-SCI has expressed substantial doubt about its ability to continue as a going concern, indicating the possibility that CEL-SCI may not be able to operate in the future.

Primarily as a result of CEL-SCI’s losses incurred to date, CEL-SCI’s expected continued future losses, and limited cash balances, CEL-SCI has expressed substantial doubt about its ability to continue as a going concern. CEL-SCI’s ability to continue as a going concern is contingent upon, among other factors, the sale of the shares of its common stock or obtaining alternate financing.

CEL-SCI will require substantial additional capital to remain in operation. A failure to obtain this necessary capital when needed could force CEL-SCI to delay, limit, reduce or terminate the product candidates’ development or commercialization efforts.

As of September 30, 2020, CEL-SCI had cash and cash equivalents of approximately $15.5 million. CEL-SCI believes that it will continue to expend substantial resources for the foreseeable future developing Multikine, LEAPS and any other product candidates or technologies that it may develop or acquire. These expenditures will include costs associated with research and development, potentially obtaining regulatory approvals and having the products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of the current and anticipated clinical trials is highly uncertain, CEL-SCI cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of the product candidates.

CEL-SCI’s future capital requirements depend on many factors, including:

•	the rate of progress of, results of and cost of completing Phase 3 clinical development of Multikine for the treatment of certain head and neck cancers;

•	the results of the applications to and meetings with the FDA, the EMA and other regulatory authorities and the consequential effect on operating costs;

•	assuming favorable Phase 3 clinical results, the cost, timing and outcome of the efforts to obtain marketing approval for Multikine in the United States, Europe and in other jurisdictions, including the preparation and filing of regulatory submissions for Multikine with the FDA, the EMA and other regulatory authorities;

•	the scope, progress, results and costs of additional preclinical, clinical, or other studies for additional indications for Multikine, LEAPS and other product candidates and technologies that CEL-SCI may develop or acquire;

•	the timing of, and the costs involved in, obtaining regulatory approvals for LEAPS if clinical studies are successful;

•	the cost and timing of future commercialization activities for the products, if any of the product candidates are approved for marketing, including product manufacturing, marketing, sales and distribution costs;

•	the revenue, if any, received from commercial sales of the product candidates for which CEL-SCI receives marketing approval;

•	the cost of having the product candidates manufactured for clinical trials and in preparation for commercialization;

•	the ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

•	the costs involved in preparing, filing and prosecuting patent applications and maintaining, defending and enforcing its intellectual property rights, including litigation costs, and the outcome of such litigation; and

•	the extent to which CEL-SCI acquires or in-licenses other products or technologies.

CEL-SCI will need to raise additional funds in order to continue its operations and additional funds may not be available when CEL-SCI needs them on terms that are acceptable to CEL-SCI, or at all. If adequate funds are not available to CEL-SCI on a timely basis, CEL-SCI may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for Multikine, LEAPS, or any other product candidates or technologies that CEL-SCI develops or acquires, or delay, limit, reduce or terminate its sales and marketing capabilities or other activities that may be necessary to commercialize its product candidates. Due to recurring losses from operations and future liquidity needs, there is substantial doubt about CEL-SCI’s ability to continue as a going concern without additional capital becoming available. The substantial doubt about CEL-SCI’s ability to continue as a going concern could have an adverse impact on CEL-SCI’s ability to execute its business plan, result in the reluctance on the part of certain suppliers to do business with CEL-SCI, or adversely affect CEL-SCI’s ability to raise additional debt or equity capital.

The costs of the product candidates development and clinical trials are difficult to estimate and will be very high for many years, preventing CEL-SCI from making a profit for the foreseeable future, if ever.

Clinical and other studies necessary to obtain approval of a new drug or biologic can be time consuming and costly, especially in the United States, but also in foreign countries. The estimates of the costs associated with future clinical trials and research may be substantially lower than what CEL-SCI actually experiences. It is impossible to predict what CEL-SCI will face in the development of a product candidate such as Multikine. The purpose of clinical trials is to provide both CEL-SCI and regulatory authorities with safety and efficacy data in humans. The difficult and often complex steps necessary to obtain regulatory approval, especially that of the FDA and the EMA, involve significant costs and may require several years to complete. CEL-SCI expects that it will need substantial additional financing over an extended period of time in order to fund the costs of future clinical trials, related research, and general and administrative expenses.

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

If CEL-SCI’s ongoing Phase 3 clinical trial is successful, some modifications to CEL-SCI’s manufacturing facility will have to be made in order to prepare the facility to produce Multikine for commercial purposes and before CEL-SCI’s Biologics License Application (BLA) can be approved by the FDA. Although these modifications are in process, the modifications are delayed because of COVID and therefore may not be completed prior to the time the BLA is submitted and the FDA would seek to conduct a pre-approval inspection of the manufacturing facility and its processes. In that case, and assuming a positive outcome for CEL-SCI’s Phase 3 clinical trial, submission of CEL-SCI’s marketing application to the FDA and/or the approval of such a BLA for Multikine as a treatment for advanced head and neck cancer may be delayed.

CEL-SCI’s LEAPS Technology May Not Result in a Viable Drug Candidate

Using CEL-SCI’s LEAPS technology, CEL-SCI is also developing a LEAPS immunotherapy for the potential treatment of SARS-CoV-2 in hospitalized patients.  However, the development of this technology is in a preliminary stage.  There can be no assurance that the LEAPS technology will be successful in treating any disease.

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

CEL-SCI has not established a definitive plan for marketing Multikine nor has CEL-SCI established a price structure for any of its product candidates, if approved. However, CEL-SCI intends, if it is in a position to do so, to sell Multikine itself in certain markets where it is approved, and or to enter into written marketing agreements with various third parties with established sales forces in such markets. The sales forces in turn would, CEL-SCI believes, focus on selling Multikine to targeted cancer centers, physicians and clinics involved in the treatment of head and neck cancer. CEL-SCI has already licensed future sales of Multikine, if approved, to three companies: Teva Pharmaceutical Industries Ltd. in Israel, Turkey, Serbia and Croatia; Orient Europharma in Taiwan, Singapore, Hong Kong, Malaysia, South Korea, the Philippines, Australia and New Zealand; and Byron BioPharma, LLC in South Africa. CEL-SCI believes that these companies will have the resources to market Multikine appropriately in their respective territories, if approved, but there is no guarantee that they will. There is no assurance that CEL-SCI will be able to find qualified third-party partners to market its products in other areas, on terms that are favorable to CEL-SCI, or at all.

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

If CEL-SCI cannot successfully defend itself against product liability claims, CEL-SCI may incur substantial liabilities or be required to limit or cease the clinical testing or commercialization of its product candidates, if approved. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•	decreased demand for Multikine or other product candidates, if approved and commercialized, or clinical holds or suspension of the IND while the candidates are still in clinical development;

•	injury to CEL-SCI’s reputation;

•	withdrawal of existing, or failure to enroll additional, clinical trial participants;

•	costs to defend any related litigation;

•	a diversion of management’s time and resources;

•	substantial monetary awards to trial participants or patients;

•	recalls of approved products, withdrawal of BLA approvals or new labeling, marketing or promotional restrictions;

•	loss of revenue;

•	inability to commercialize Multikine or other product candidates; and

•	a decline in the price of CEL-SCI’s common stock.

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

Even if CEL-SCI obtains regulatory approval for its product candidates, any resulting product may not gain market acceptance among physicians, healthcare payors, patients and the medical community, which are critical to commercial success. Market acceptance of any product candidate for which CEL-SCI receives approval depends on a number of factors, including:

•	the efficacy and safety of the products as demonstrated in clinical trials;

•	the timing of market introduction of such product as well as competitive products;

•	the clinical indications for which the biological product is approved;

•	the approval, availability, market acceptance and reimbursement for the companion diagnostic, if appropriate or necessary;

•	acceptance by physicians, major operators of cancer clinics and patients of the biologic as a safe and effective treatment;

•	the potential and perceived advantages of such product candidate over alternative treatments, especially with respect to patient subsets that are targeted with such product;

•	the safety of such product seen in a broader patient group, including its use outside the approved indications;

•	the cost of treatment in relation to alternative treatments;

•	the availability of adequate reimbursement and pricing by third-party payors and government authorities;

•	relative convenience and ease of administration;

•	the prevalence and severity of adverse side effects; and

•	the effectiveness of sales and marketing efforts.

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

If a stockholder that brings any such claim, suit, action or proceeding is unable to obtain the required judgment, the attorneys’ fees and other litigation expenses that might be shifted to a claiming stockholder are potentially significant. This fee-shifting bylaw may therefore dissuade or discourage stockholders and their attorneys from initiating lawsuits or claims against CEL-SCI or its directors and officers. In addition, it may impact the fees, contingency or otherwise, required by potential plaintiffs’ attorneys to represent the stockholders or otherwise discourage plaintiffs’ attorneys from representing the stockholders at all. As a result, this bylaw may limit the ability of stockholders to alter CEL-SCI’s management and direction, particularly through litigation or the threat of litigation.

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

A provision in our Bylaws regarding shareholder claims may not be enforceable.

Article X of our bylaws provides that stockholder claims brought against us, or our officers or directors, including any derivative claim or claim purportedly filed on our behalf, must be brought in the U.S. District Court for the district of Delaware.

Although it is our intent that this provision applies to actions arising under the Securities Act of 1933 and the Securities Exchange Act of 1934 there is uncertainty as to whether a court would enforce this provision since Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all suits brought to enforce any duty or liability created by the Securities Act or the rules and regulations under the Securities Act.

In addition, since this provision in our bylaws applies to state law claims there is uncertainty as to whether any court would enforce this provision.

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

The development and testing of product candidates and the process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, termination of the Phase 3 study, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, and payment of civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on CEL-SCI.

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

If CEL-SCI’s investigational products receive regulatory approval, either in the United States or internationally, those products will be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, and may contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance of the safety and efficacy of the investigational products. CEL-SCI will continue to be subject to extensive regulatory requirements. These regulations are wide-ranging and govern, among other things:

•	product design, development and manufacture;

•	product application and use

•	adverse drug experience monitoring reporting;

•	product advertising and promotion;

•	product manufacturing, including compliance with good manufacturing practices

•	record keeping requirements;

•	registration and listing of the establishments and products with the FDA, EMA and other state and national agencies;

•	product storage and shipping;

•	drug sampling and distribution requirements;

•	electronic record and signature requirements; and

•	labeling changes or modifications.

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

Additionally, if one or more of the product candidates receives marketing approval, and CEL-SCI or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including but not limited to the following:

•	regulatory authorities may withdraw approvals of such product or require product recalls;

•	regulatory authorities may require additional warnings on the label or impose restrictions on product distribution or use;

•	regulatory authorities may require CEL-SCI to conduct new post-marketing studies or clinical trials;

•	CEL-SCI could receive warning or untitled letters from the FDA or comparable notice of violations from foreign regulatory authorities;

•	CEL-SCI may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

•	CEL-SCI could be sued and held liable for harm caused to patients; and

•	CEL-SCI’s reputation may suffer.

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

CEL-SCI does not have the ability to independently conduct large clinical trials. CEL-SCI has relied upon and plans to continue to rely upon third-party CROs to prepare for, conduct, monitor and manage data for its ongoing preclinical and clinical programs, including the global Phase 3 trial for Multikine. CEL-SCI relies on these parties for all aspects of the execution of its clinical trials and although CEL-SCI diligently oversees and carefully manages the CROs, CEL-SCI directly controls only certain aspects of their activities and relies upon them to provide timely, complete, and accurate reports on the conduct of the studies. Although such third parties provide support and represent CEL-SCI for regulatory purposes in the context of the clinical trials, ultimately CEL-SCI is responsible for ensuring that each of the studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and the reliance on the CROs does not relieve CEL-SCI of its regulatory responsibilities. CEL-SCI and the CROs acting on CEL-SCI’s behalf, as well as principal investigators and trial sites, are required to comply with Good Clinical Practice, or GCP, and other applicable requirements, which are implemented through regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of the products in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If CEL-SCI or any of the CROs fail to comply with applicable GCPs or other applicable regulations, the clinical data generated in the clinical trials may be determined to be unreliable and CEL-SCI may therefore need to enroll additional subjects in the clinical trials, or the FDA, EMA or comparable foreign regulatory authorities may require CEL-SCI to perform an additional clinical trial or trials before approving the marketing applications. Moreover, if CEL-SCI or any of the CROs, principal investigators, or trial sites, fail to comply with applicable regulatory and GCP requirements, CEL-SCI, the CROs, principal investigators, or trial sites may be subject to enforcement actions, such as fines, warning letters, untitled letters, clinical holds, civil or criminal penalties, and/or injunctions. CEL-SCI cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of the clinical trials comply with cGCP regulations. In addition, the clinical trials must be conducted with product produced under cGMP regulations. The failure to comply with these regulations may require CEL-SCI to delay or repeat clinical trials, which would delay the regulatory approval process.

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

Even though CEL-SCI has received orphan drug designation for Multikine for the treatment of squamous cell carcinoma of the head and neck, CEL-SCI may not be the first to obtain marketing approval of a product for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. CEL-SCI believes this to be unlikely since it does not know of any other company with a similar technology in Phase 3 studies. In addition, exclusive marketing rights in the United States may be limited if CEL-SCI seeks approval for an indication broader than the orphan-designated indication, or may be lost if the FDA later determines that the request for designation was materially defective or if CEL-SCI is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if CEL-SCI obtains orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve another drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

CEL-SCI may face substantial competition, which may result in others discovering, developing or commercializing competing products more quickly or more successfully than CEL-SCI.

The development and commercialization of new drug and biological products is highly competitive. CEL-SCI expects to face competition with respect to any product candidates that CEL-SCI may seek to develop or commercialize in the future, from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

Many of the companies which CEL-SCI may compete with in the future have significantly greater financial resources and expertise in research and development, manufacturing, nonclinical studies, conducting clinical trials, obtaining marketing approvals and marketing approved products than CEL-SCI. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of CEL-SCI’s potential competitors. Smaller and early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties may compete with CEL-SCI in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, CEL-SCI’s programs.

CEL-SCI may be unable to successfully scale-up manufacturing of its lead product candidate Multikine in sufficient quality and quantity, which would delay or prevent CEL-SCI from commercializing this product, if approved for marketing by the FDA or other regulatory agencies.

In order to commercialize its product candidates, CEL-SCI will need to manufacture them in large quantities. At the present time, CEL-SCI is not manufacturing Multikine while the manufacturing plant for Multikine is being expanded to produce commercial quantities of Multikine, if approved. CEL-SCI may be unable to successfully increase the manufacturing capacity for its lead product candidate Multikine in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities.

Further, in order to release product and demonstrate stability of product candidates for future commercial use, CEL-SCI’s analytical methods must be validated in accordance with regulatory guidelines. CEL-SCI may not be able to successfully validate, or maintain validation of its analytical methods during scale-up or demonstrate adequate purity, stability or comparability of its biological product candidates in a timely or cost-effective manner, or at all. Even if CEL-SCI believes its manufacturing processes meets all of the regulatory manufacturing requirements, the FDA will review those processes and the manufacturing facility as part of the review of the future BLA for Multikine, if submitted after completion the ongoing Phase 3 trial in advanced head and neck cancer. If CEL-SCI is unable to successfully scale up the manufacture of Multikine in sufficient quality and quantity, or if CEL-SCI encounters validation issues, the development, testing, and clinical trials of future product candidates, may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product, including Multikine, may be delayed or may not be successfully achieved.

The current and future relationships with healthcare professionals, principal investigators, consultants, potential customers and third-party payors in the United States and elsewhere may be subject, directly or indirectly, to applicable healthcare laws and regulations.

Although CEL-SCI does not currently have any products on the market, if CEL-SCI begins commercializing its product candidates, CEL-SCI will be subject to additional healthcare statutory and regulatory requirements and oversight by federal and state governments as well as foreign governments in the jurisdictions in which CEL-SCI conducts its business. Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which CEL-SCI obtains marketing approval. The current and future arrangements with healthcare professionals, principal investigators, consultants, potential customers and third-party payors may expose CEL-SCI to broadly applicable healthcare laws, including, without limitation:

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

35

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

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•	HIPAA, which also imposes obligations on covered entities, including healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the U.S. federal physicians payment transparency requirements, sometimes called the “Sunshine Act” and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Centers for Medicare & Medicaid Services, or CMS, information related to physician payments and “other transfers of value” to physicians and teaching hospitals (and, beginning in 2021, for transfers of value to other healthcare providers), as well as the ownership and investment interests held by physicians and their immediate family members;

•	analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government or otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts;

•	the U.S. federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under federal healthcare programs; and

•	state and foreign laws that govern the privacy and security of health information in certain circumstances, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

Even if any product candidate receives marketing approval, it may fail to achieve the degree of market acceptance by physicians, patients, third-party payors and others in the medical community necessary for commercial success.

If CEL-SCI’s product candidates do not achieve an adequate level of acceptance, CEL-SCI may not generate significant product revenues and CEL-SCI may not become profitable. The degree of market acceptance of its product candidates, including Multikine if approved for commercial sale, will depend on a number of factors, including:

•	the timing of CEL-SCI’s receipt of any marketing approvals;

•	the terms of any approvals and the countries in which approvals are obtained;

•	the efficacy and safety and potential advantages and disadvantages compared to alternative treatments, including future alternative treatments;

•	the prevalence and severity of any side effects associated with CEL-SCI’s product candidates;

•	the indications for which its products are approved and the scope of risk information required to be included in the product labeling;

•	adverse publicity about it’s products or favorable publicity about competing products;

•	the approval of other products for the same indications as CEL-SCI’s products;

•	CEL-SCI’s ability to offer CEL-SCI’s products for sale at competitive prices;

•	the convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the success of CEL-SCI’s physician education programs;

•	the strength of CEL-SCI’s marketing and distribution support; and

•	the availability of third-party coverage and adequate reimbursement.

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

Factors that may inhibit CEL-SCI’s efforts to commercialize its product candidates on its own include:

•	CEL-SCI’s inability to recruit, hire, retain and incentivize adequate numbers of effective sales and marketing personnel;

•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to use and administer CEL-SCI’s future products;

•	the lack of complementary products to be offered by sales personnel, which may put CEL-SCI at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with establishing an independent sales and marketing organization.

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

Many companies are working on drugs designed to cure or treat cancer or cure and treat viruses, such as HPV or H1N1. Many of these companies have financial, research and development, and marketing resources, which are much greater than CEL-SCI’s, and are capable of providing significant long-term competition either by establishing in-house research groups or by forming collaborative ventures with other entities. In addition, smaller companies and non-profit institutions are active in research relating to cancer and infectious diseases. The future market share of Multikine or the other product candidates, if approved, will be reduced or eliminated if the competitors develop and obtain approval for products that are safer or more effective than CEL-SCI’S product candidates. Moreover, the patent positions of pharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles are often evolving and remain unresolved. As a result, the validity and enforceability of patents cannot be predicted with certainty. In addition, CEL-SCI does not know whether:

•	CEL-SCI was the first to make the inventions covered by each of its issued patents and pending patent applications;

•	CEL-SCI was the first to file patent applications for these inventions;

•	others will independently develop similar or alternative technologies or duplicate any of CEL-SCI’s technologies;

•	any of the pending patent applications will result in issued patents;

•	any of the patents will be valid or enforceable;

•	any patents issued to CEL-SCI or its collaboration partners will provide CEL-SCI with any competitive advantages, or will be challenged by third parties;

•	CEL-SCI will be able to develop additional proprietary technologies that are patentable;

•	the U.S. government will exercise any of its statutory rights to CEL-SCI’s intellectual property that was developed with government funding; or

•	its business may infringe the patents or other proprietary rights of others.

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

Certain aspects of CEL-SCI’s technologies are covered by U.S. and foreign patents. In addition, CEL-SCI has a number of new patent applications pending. There is no assurance that the applications which are pending or which may be filed in the future will result in the issuance of any patents. Furthermore, there is no assurance as to the breadth and degree of protection any issued patents might afford CEL-SCI. Disputes may arise between CEL-SCI and others as to the scope and validity of these or other patents. Any defense of the patents could prove costly and time consuming and there can be no assurance that CEL-SCI will be in a position, or will deem it advisable, to carry on such a defense. A suit for patent infringement could result in increasing costs, delaying or halting development, or even forcing CEL-SCI to abandon a product candidate. Other private and public concerns, including universities, may have filed applications for, may have been issued, or may obtain additional patents and other proprietary rights to technology potentially useful or necessary to CEL-SCI. CEL-SCI is not currently aware of any such patents, but the scope and validity of such patents, if any, and the cost and availability of such rights are impossible to predict.

Much of CEL-SCI’s intellectual property is protected as trade secrets or confidential know-how, not as a patent.

CEL-SCI considers proprietary trade secrets and/or confidential and unpatented know-how to be important to its business. Much of the intellectual property pertains to CEL-SCI’s manufacturing methodologies, certain aspects of which may not be suitable for patent filings and must be protected as trade secrets and/or confidential know-how. This type of information must be protected diligently by CEL-SCI to protect its disclosure to competitors, since legal protections after disclosure may be minimal or non-existent. Accordingly, much of the value of this intellectual property is dependent upon the ability of CEL-SCI to keep its trade secrets and know-how confidential.

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

As of September 30, 2020, there were outstanding warrants which allow the holders to purchase 3,924,467 shares of common stock, with a weighted average exercise price of $6.54 per share, and outstanding options which allow the holders to purchase up to 8,653,703 shares of common stock, with a weighted average exercise price of $7.01 per share. The outstanding options and warrants could adversely affect the ability of CEL-SCI to obtain future financing or engage in certain mergers or other transactions, since the holders of options and warrants can be expected to exercise them at a time when CEL-SCI may be able to obtain additional capital through a new offering of securities on terms more favorable to CEL-SCI than the terms of the outstanding options and warrants. For the life of the options and warrants, the holders have the opportunity to profit from a rise in the market price of CEL-SCI’s common stock without assuming the risk of ownership. The issuance of shares upon the exercise or conversion of outstanding options and warrants will also dilute the ownership interests of CEL-SCI’s existing stockholders.

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

CEL-SCI’s stock price has been, and is likely to continue to be, volatile. As a result of this volatility, CEL-SCI’s shareholders may not be able to sell their shares at or above its current market price. The market price for CEL-SCI’s common stock may be influenced by many factors, including:

•	actual or anticipated fluctuations in CEL-SCI‘s financial condition and operating results;

•	actual or anticipated changes in CEL-SCI’s growth rate relative to competitors;

•	competition from existing products or new products or product candidates that may emerge;

•	development of new technologies that may make CEL-SCI’s technology less attractive;

•	changes in physician, hospital or healthcare provider practices that may make CEL-SCI’s product candidates less useful;

•	announcements by CEL-SCI, its partners or competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

•	developments or disputes concerning patent applications, issued patents or other proprietary rights;

•	the recruitment or departure of key personnel;

•	failure to meet or exceed financial estimates and projections of the investment community or that CEL-SCI provides to the public;

•	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

•	variations in its financial results or those of companies that are perceived to be similar to CEL-SCI;

•	changes to coverage and reimbursement levels by commercial third-party payors and government payors, including Medicare, and any announcements relating to reimbursement levels;

•	general economic, industry and market conditions; and

•	the other factors described in this “Risk Factors” section.

ITEM 1B. UNRESOLVED SEC COMMENTS

None

ITEM 2. PROPERTIES

CEL-SCI leases office space at 8229 Boone Blvd., Suite 802, Vienna, Virginia at a monthly rental of approximately $8,000. The lease on the office space expires on November 30, 2025. CEL-SCI believes this arrangement is adequate for the conduct of its present business.

CEL-SCI has a 17,900 square foot laboratory located in Baltimore, Maryland. The laboratory is leased by CEL-SCI at a cost of approximately $14,000 per month. The laboratory lease expires on February 28, 2022.

In August 2007, CEL-SCI leased a building near Baltimore, Maryland (the San Tomas lease). The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI’s specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI’s Phase 3 clinical trial and sales of the drug if approved by the FDA. The lease expires on October 31, 2028 and required annual base rent payments of approximately $1.9 million during the twelve months ended September 30, 2020. The annual base rent escalates each year at 3% beginning on November 1st. CEL-SCI is also required to pay all real and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities, which were approximately $44,000 per month as of September 30, 2020. The lease allows CEL-SCI, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. In August 2011, CEL-SCI was required to deposit $1,670,917, the equivalent of one year of base rent. The $1,670,917 was required to be deposited when the amount of CEL-SCI’s cash had dropped below the amount stipulated in the lease and is included in non-current assets at September 30, 2020.

The Company is currently upgrading the manufacturing facility to prepare for the potential commercial production of Multikine. The estimated costs of this upgrade are approximately $10.5 million, of which approximately $3.1 million has been incurred. The landlord of the property has contingently agreed to finance the final $2.4 million of costs and allow for the repayment through increased lease payments upon completion of the project.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR CEL-SCI'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of September 30, 2020, there were approximately 617 record holders of CEL-SCI’s common stock. CEL-SCI’s common stock is traded on the NYSE American under the symbol “CVM”.

Shown below are the range of high and low quotations for CEL-SCI’s common stock for the periods indicated as reported on the NYSE American. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low
12/31/2018	$4.39	$2.60
3/31/2019	$3.55	$2.37
6/30/2019	$8.99	$3.77
9/30/2019	$9.93	$5.80

12/31/2019	$9.74	$6.00
3/31/2020	$17.80	$6.35
6/30/2020	$18.00	$9.64
9/30/2020	$15.10	$11.29

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

CEL-SCI has fully enrolled 928 patients in a Phase 3 clinical trial for its lead investigational therapy, Multikine, in advanced primary head and neck cancer. This study was cleared by the U.S. FDA as well as twenty-three other countries. The pivotal Phase 3 study reached the targeted threshold of 298 events (deaths) required to conduct the data evaluation. CEL-SCI is now in the phase that involves final analysis of the trial results. CEL-SCI will continue to remain blinded to the study results throughout this process. CEL-SCI will be advised of the results when the analysis is completed and the study results will be announced to the public at that time.

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

Results of Operations

During the year ended September 30, 2020, grant income increased by  approximately $0.1 million compared to the year ended September 30, 2019.   The income relates to a Phase 2 Small Business Innovation Research (SBIR) grant in the amount of $1.5 million received in September 2017 from the National Institute of Arthritis Muscoskeletal and Skin Diseases, which is part of the National Institutes of Health (NIH).  This grant will provide funding to allow CEL-SCI to advance its first LEAPS product candidate, CEL-4000, towards an Investigational New Drug (IND) application, by funding IND enabling studies, and additional mechanism of action studies, among other preclinical development activities.

During the year ended September 30, 2020, research and development expenses increased by approximately $5.2 million, or 41%, compared to the year ended September 30, 2019. Major components of this increase include approximately $2.1 million in expenses to prepare for the potential filing of a Biologics License Application (BLA) and commercial manufacture of Multikine.  Additional components of the increase include, $2.7 million increase in employee stock compensation expense, of which $0.7 million was incurred under the 2020 Non-Qualified Stock Option Plan, $1.2 million increase in depreciation expense resulting from the adoption of the new leasing standard, and an increase of approximately $0.4 million in other miscellaneous research and development expenses. These increases were offset by a decrease of approximately $1.2 million in expenses related to CEL-SCI’s on-going Phase 3 clinical trial.

During the year ended September 30, 2020, general and administrative expenses increased by approximately $3.7 million, or 46%, compared to the year ended September 30, 2019.  A major component of the increase is an approximate $3.0 million increase in employee stock compensation costs, of which approximately $1.4 million was incurred under the 2020 Non-Qualified Stock Option Plan.  Additionally, depreciation on leased assets increased by approximately $0.3 million as a result of the adoption of the new leasing standard effective October 1, 2019, and an approximately $0.4 million net increase in other general and administrative costs.

During the years ended September 30, 2020 and 2019, CEL-SCI recorded derivative losses of approximately $0.3 million and $0.8 million, respectively. This variation was the result of the change in fair value of the derivative liabilities during the period which was caused by fluctuations in the share price of CEL-SCI’s common stock.

Other non-operating gain increased by approximately $0.3 million for the year ended September 30, 2020 as compared to the year ended September 30, 2019.  This gain relates to the Securities Purchase Agreement described in Item 8 in Note 12 to the financial statements included as part of this report.  The amount of the gain or loss is a result of the timing of shares issued to Ergomed and the subsequent re-sale of those shares.  During the years ended September 30, 2020 and 2019, the Company issued 150,000 and 750,000 shares, respectively, to Ergomed and recorded a non-operating loss equal to the fair value of those shares of approximately $1.8 million and $3.4 million, respectively. During the year ended September 30, 2020 and 2019, Ergomed received approximately $2.7 million and $3.9 million, respectively, from the resale of these shares.

During the year ended September 30, 2020, the Company issued Series XX and Series YY warrants to induce holders of Series V warrants to exercise their warrants. Upon acceptance of the warrant inducement offer, the aggregate value of the inducement warrants of approximately $0.8 million was recorded as an expense.  All unexercised Series V warrants expired in September 2020.

Net interest expense decreased by approximately $0.8 million for the year ended September 30, 2020 compared to the year ended September 30, 2019 due to a reduction in the interest rate applied to the Company’s finance leases that were re-measured in connection with the adoption of ASC 842, Leases, effective October 1, 2019.

Research and Development Expenses

CEL-SCI’s research and development efforts involved Multikine and LEAPS. The table below shows the research and development expenses associated with each project during the reporting periods.

	Year ended September 30,
	2020	2019
Multikine	$16,146,248	$11,623,050
LEAPS	1,694,042	1,036,237
Total research and development	$17,840,290	$12,659,287

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

Liquidity and Capital Resources

CEL-SCI has had only limited revenues from operations since its inception in March 1983. CEL-SCI has relied primarily upon capital generated from the public and private offerings of its common stock and convertible notes. In addition, CEL-SCI has utilized short-term loans to meet its capital requirements. Capital raised by CEL-SCI has been used to acquire an exclusive worldwide license to use, and later purchase, certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system and for clinical trials. Capital has also been used for patent applications, debt repayment, research and development, administrative costs, and for CEL-SCI’s laboratory and manufacturing facilities. CEL-SCI does not anticipate realizing significant revenues until it enters into licensing arrangements regarding its technology and know-how or until it receives regulatory approval to sell its products (which could take a number of years). As a result, CEL-SCI has been dependent primarily upon the proceeds from the sale of its securities to meet all of its liquidity and capital requirements and anticipates having to do so in the future. During fiscal year 2020 and 2019, CEL-SCI raised net proceeds of approximately $25.8 million and $14.8 million, respectively, through a combination of the sale of common stock and the exercise of warrants and options. In December 2020, the Company sold 1,000,000 shares of common stock at a public offering price of $14.65 per share and received aggregate net proceeds of approximately $13.6 million. Under the terms of the Underwriting Agreement the Company granted the Underwriters a 30-day option to purchase up to an additional 150,000 shares of common stock at the public offering price to cover over-allotments.

In August 2007, CEL-SCI leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI’s specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI’s Phase III clinical trials and sales of the drug if approved by the FDA. The lease expires on October 31, 2028, and required annual base rent payments of approximately $1.9 million during the twelve months ended September 30, 2020. See Item 2 of this report for more information concerning the terms of this lease.

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

In December 2019, the Company sold 606,395 shares of common stock at a public offering price of $9.07 per share and received aggregate net proceeds of approximately $5.0 million. In January 2020, the underwriters of that offering fully exercised an option to purchase 90,959 additional shares of common stock at the public offering price of $9.07 per share for aggregate net proceeds to the Company of approximately $0.8 million.

The following charts list the warrants that were exercised and the proceeds received during the years ended September 30, 2020 and 2019.

Fiscal Year 2020

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series CC	128,820	$5.00	$644,100
Series FF	68,048	$3.91	265,812
Series HH	6,300	$3.13	19,687
Series JJ	9,450	$3.13	29,531
Series LL	26,398	$3.59	94,867
Series MM	95,858	$1.86	178,296
Series NN	124,956	$2.52	314,889
Series OO	50,000	$2.52	126,000
Series RR	39,467	$1.65	65,121
Series SS	156,580	$2.09	327,252
Series TT	188,125	$2.24	421,400
Series UU	61,207	$2.80	171,380
Series V	674,164	$13.75	9,269,755
Series VV	82,500	$1.75	144,375
	1,711,873		$12,072,465

Fiscal Year 2019

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series CC	403,017	$5.00	$2,015,085
Series GG	200,000	$3.00	600,000
Series HH	13,500	$3.13	42,188
Series II	216,500	$3.00	649,500
Series JJ	20,550	$3.13	64,219
Series KK	213,870	$3.04	649,095
Series NN	65,502	$2.52	165,065
Series OO	10,000	$2.52	25,200
Series PP	172,500	$2.30	396,750
Series QQ	3,500	$2.50	8,750
Series RR	98,254	$1.65	162,119
Series SS	477,886	$2.09	998,782
Series TT	737,188	$2.24	1,651,301
Series UU	32,752	$2.80	91,706
Series VV	3,817,500	$1.75	6,680,625
Series WW	195,000	$1.63	316,875
	6,677,519		$14,517,260

CEL-SCI entered into Securities Purchase Agreements (SPAs) with Ergomed plc, one of CEL-SCI’s Clinical Research Organizations responsible for managing the Phase 3 clinical trial, to facilitate payment of amounts due Ergomed.  Under the Agreements, CEL-SCI issued Ergomed shares of common stock and the net proceeds from the sales of those shares reduces outstanding amounts due Ergomed.  Upon issuance, CEL-SCI expenses the full value of the shares as Other non-operating gain/loss and subsequently offsets the expense as amounts are realized through the sale by Ergomed and reduces accounts payable to Ergomed.

During the year ended September 30, 2020 and 2019, CEL-SCI issued Ergomed 150,000 and 750,000 shares, respectively.

The following table summarizes the Other Non-operating gains for the years ended September 30 relating to these agreements:

	2020	2019
Amount realized through the resale of shares	$2,652,605	$3,945,528
Fair value of shares upon issuance	1,769,500	3,400,000
Other non-operating gain (loss)	$883,105	$545,528

As of September 30, 2020, Ergomed held 102,521 shares for resale. As of September 30, 2019, Ergomed held 198,000 shares.

During the year ended September 30, 2020, CEL-SCI’s cash increased by approximately $7.1 million. Significant components of this increase include: Net proceeds received of approximately $25.8 million from the sale of common stock and the exercise of warrants and stock options, offset by net cash used in operating activities of approximately $15.2 million, purchases of capitalizable property, equipment and patents of approximately $2.7 million, and approximately $0.8 million in lease payments.

Primarily as a result of CEL-SCI’s losses incurred to date, its expected continued future losses, and limited cash balances, CEL-SCI has included a disclosure in its financial statements expressing substantial doubt about its ability to continue as a going concern. CEL-SCI has included such an explanatory paragraph on numerous occasions in the preceding years.

Future Capital Requirements

CEL-SCI’s material capital commitments include funding operating losses, funding its research and development program and making required lease payments. Additionally, the Company is currently upgrading the manufacturing facility to prepare for the potential commercial production of Multikine. Estimated costs to complete the upgrade are $7.4 million, $2.4 million of which the landlord of the property has contingently agreed to finance.

For information on employment contracts, see Item 11 of this report.

Further, CEL-SCI has contingent obligations with vendors for work that will be completed in relation to the Phase 3 trial. The timing of these obligations cannot be determined at this time. CEL-SCI estimates it will incur additional expenses of approximately $5.9 million for the remainder of the Phase 3 clinical trial and the filing of the clinical study report to the FDA. It should be noted that this estimate is based only on the information currently available from the CROs responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., the manufacturing of the drug.

On May 4, 2020, CEL-SCI announced that the pivotal Phase 3 head and neck cancer study of Multikine immunotherapy had reached the targeted threshold of 298 events (deaths) required to conduct the data evaluation. CEL-SCI is now in the phase that involves final analysis of the trial results. CEL-SCI may or may not need to raise additional funds to reach the final read-out of the Phase 3 trial depending on the length of time it takes. However, CEL-SCI will need to raise additional funds, either through the exercise of outstanding warrants/options, through a debt or equity financing or a partnering arrangement, to bring Multikine to market. The ability of CEL-SCI to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain. However, it is possible that CEL-SCI will not be able to generate enough cash to continue operations at its current level. CEL-SCI's registered independent public accounting firm has issued an audit opinion that includes an explanatory paragraph that expresses substantial doubt about CEL-SCI’s ability to continue as a going concern mainly due to continued losses from operations and future liquidity needs of CEL-SCI. CEL-SCI’s management has engaged in fundraising for over 25 years and believes that the manner in which it is proceeding will produce the best possible outcome for the shareholders. There can be no assurances that CEL-SCI will be successful in raising additional funds.

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

Management believes that the following critical accounting policies require the most significant judgments and estimates with respect in the preparation of CEL-SCI’s financial statements.

Share-based Compensation– Share-based compensation cost to employees is measured at fair value as of the grant date in accordance with the provisions of ASC 718. The fair value of the stock options is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires various judgmental assumptions including volatility and expected option life. The compensation cost is recognized as expense over the requisite service or vesting period. Performance-based options are valued using a Monte-Carlo simulation model, which requires inputs based on estimates, including the likelihood of the occurrence of performance and market conditions, volatility and expected option life.

In October 2019, the Company adopted ASU 2018-07, Compensation — Stock Compensation (Topic 718), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees, and thus, the accounting for share-based payments to non-employees will be substantially aligned. Adoption of the new guidance had no impact on the financial statements and related disclosures.

Derivative Instruments—CEL-SCI enters into financing arrangements that consist of freestanding derivative instruments or hybrid instruments that contain embedded derivative features. CEL-SCI accounts for these arrangements in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities, as well as related interpretations of these standards. In accordance with accounting principles generally accepted in the United States (“GAAP”), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the statement of financial position and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features cannot be reliably measured, CEL-SCI measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings. CEL-SCI determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models, giving consideration to all of the rights and obligations of each instrument and precluding the use of “blockage” discounts or premiums in determining the fair value of a large block of financial instruments. Fair value under these conditions does not necessarily represent fair value determined using valuation standards that give consideration to blockage discounts and other factors that may be considered by market participants in establishing fair value.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risks

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements included with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of CEL-SCI’s management, including CEL-SCI’s Chief Executive Officer and Chief Financial Officer, CEL-SCI carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2020. CEL-SCI maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to CEL-SCI’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. CEL-SCI’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.

Due to the material weakness noted below, CEL-SCI’s Chief Executive and Principal Financial Officer has concluded that CEL-SCI’s disclosure controls were not effective as of September 30, 2020.

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

Under the supervision and with the participation of management, including CEL-SCI’s Chief Executive and Principal Financial Officer, CEL-SCI evaluated the effectiveness of its internal control over financial reporting as of September 30, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of CEL-SCI’s internal control over financial reporting and testing of the operational effectiveness of those controls.   Due  to the material weakness noted below, CEL-SCI's Chief Executive and Financial Officer concluded that as of such date, CEL-SCI's internal controls over financial reporting were not effective.

Material Weakness in Internal Control Over Financial Reporting

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of CEL-SCI’s annual or interim financial statements will not be prevented or detected on a timely basis. When calculating the right of use (ROU) asset under ASC 842 during the preparation of the year-end financial statements, CEL-SCI determined that the opening finance ROU asset and total stockholders’ equity balances were understated by approximately $2.04 million as of October 1, 2019, the date of adoption.  The changes do not impact any prior year’s financial statements but are an adjustment to the opening finance ROU asset and accumulated deficit balances effective October 1, 2019.  As a result of the changes to the opening finance ROU asset and accumulated deficit balances, the financial statements filed for the three quarterly reporting periods during 2020 will be restated.  The failure to properly value the ROU asset as of October 1, 2019 under ASC 842 is a control deficiency that constitutes a material weakness.

Remediation of Material Weakness

In order to remediate this material weakness, CEL-SCI will change certain control activities over financial reporting to include the following:

·         CEL-SCI will thoroughly review all leases against the guidance in ASC 842.

·         CEL-SCI will engage additional outside financial reporting specialists to assist in the review process.

·         CEL-SCI will provide additional training for those involved in the review process of new leases.

CEL-SCI is committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weakness are remediated as soon as possible.

 Due to the material weakness noted above, CEL-SCI’s Chief Executive and Principal Financial Officer has concluded that CEL-SCI’s disclosure controls were not effective as of September 30, 2020.

There was no change in CEL-SCI’s internal control over financial reporting that occurred during the fiscal year ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, CEL-SCI’s internal control over financial reporting except as disclosed above.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

Name	Age	Position
Geert R. Kersten, Esq.	62	Director, Chief Executive and Financial Officer and Treasurer
Patricia B. Prichep	69	Senior Vice President of Operations and Corporate Secretary
Dr. Eyal Talor	64	Chief Scientific Officer
Dr. Daniel H. Zimmerman	79	Senior Vice President of Research, Cellular Immunology
John Cipriano	78	Senior Vice President of Regulatory Affairs
Dr. Peter R. Young	75	Director
Bruno Baillavoine	68	Director
Robert Watson	63	Director

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

Eyal Talor, Ph.D. joined CEL-SCI in October 1993. In October 2009, Dr. Talor was promoted to Chief Scientific Officer. Prior to this promotion, Dr. Talor was the Senior Vice President of Research and Manufacturing. He is a clinical immunologist with over 27 years of hands-on management of clinical research and drug development for immunotherapy application; pre-clinical to Phase III, in the biopharmaceutical industry. His expertise includes; biopharmaceutical R&D and Biologics product development, GMP (Good Manufacturing Practices) manufacture, Quality Control testing, and the design and building of GMP manufacturing and testing facilities. He served as Director of Clinical Laboratories (certified by the State of Maryland) and has experience in the design of pre-clinical and clinical trials (Phase I – III) and GCP (Good Clinical Practices) requirements. He also has broad experience in the different aspects of biological assay development, analytical methods validation, raw material specifications, and QC (Quality Control) tests development under FDA/GMP, USP, and ICH guidelines. He has extensive experience in the preparation of documentation for IND and other regulatory submissions. His scientific area of expertise encompasses immune response assessment. He is the author of over 25 publications and has published a number of reviews on immune regulations in relation to clinical immunology. Before coming to CEL-SCI, he was Director of R&D and Clinical Development at CBL, Inc., Principal Scientist - Project Director, and Clinical Laboratory Director at SRA Technologies, Inc. Prior to that he was a full time faculty member at The Johns Hopkins University, Medical Institutions; School of Public Health. He has invented technologies which are covered by ten issued patents on Multikine’s composition of matter and method of use in cancer and two platform Peptide technologies, Antigen Directed Apoptosis of T-cells (‘Adapt’) and LEAPS, for the treatment of autoimmune diseases, asthma, allergy, transplantation rejection and infectious diseases. He also is responsible for numerous product and process inventions as well as a number of pending US and PCT patent applications. He received his Ph.D. in Microbiology and Immunology from the University of Ottawa, Ottawa, Ontario, Canada, and had post-doctoral training in clinical and cellular immunology at The Johns Hopkins University, Baltimore, Maryland, USA. He holds an Associate teaching position at the Johns Hopkins University Medical Institutions.

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

Robert Watson has been a director of CEL-SCI since December 2017. Mr. Watson has been the President and CEO of Juvare, LLC (formerly Intermedix, Inc.) since July 2017. Immediately prior to joining Intermedix, now Juvare, he was the President and Chief Growth Officer of NantHealth, Inc. (Nasdaq: NH) from January 2015 to May 2017. Prior to NantHealth, he was President and CEO of Streamline Health, Inc. (Nasdaq: STRM) from January 2011 to January 2015. Mr. Watson has over 35 years of experience in the healthcare information technology industry as a CEO, board member and advisor to multiple healthcare information technology companies. He has participated in over 75 acquisitions, raised nearly $750 million in capital, completed three public offerings and successfully sold four companies. Mr. Watson holds a MBA from the Wharton School of Business at the University of Pennsylvania and a BA degree from Syracuse University.

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

CEL-SCI does not have a policy with regard to Board member’s attendance at annual meetings. All Board members attended the last annual shareholder’s meeting held on April 17, 2020.

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

A security holder communication not sent to the Board of Directors as a whole is not relayed to Board members which did not receive the communication.

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

The following table sets forth in summary form the compensation received by (i) the Chief Executive and Financial Officer of CEL-SCI and (ii) by each other executive officer of CEL-SCI who received in excess of $100,000 during the two fiscal years ended September 30, 2020.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total
		$	$	$	$	$	$

Geert R. Kersten,	2020	756,102	13,800	17,250	2,492,320	55,631	3,335,103
Chief Executive and Financial Officer	2019	511,387	–	16,500	3,922,841	55,631	4,506,359
and Treasurer

Patricia B. Prichep,	2020	366,722	7,600	14,800	1,212,480	9,031	1,610,633
Senior Vice President	2019	285,964	–	14,679	1,956,794	9,031	2,266,467
of Operations and
Secretary

Eyal Talor, Ph.D.,	2020	308,250	3,200	9,600	1,212,480	6,031	1,539,561
Chief Scientific Officer	2019	370,355	–	9,600	1,846,231	6,031	2,232,217

Daniel Zimmerman, Ph.D.,	2020	239,608	2,900	13,760	673,600	6,031	935,899
Senior Vice President of	2019	243,551	–	13,666	1,020,094	6,031	1,283,341
Research, Cellular
Immunology

John Cipriano,	2020	235,212	1,800	–	673,600	31	910,643
Senior Vice President of	2019	202,651	–	–	998,005	31	1,200,686
Regulatory Affairs

______________

(1)

The dollar value of base salary (cash and non-cash) earned. The 2020 amounts in the case of Mr. Kersten and Ms. Prichep are substantially higher than the person’s annual salary because they include voluntarily deferred salary payments from prior years that were paid in 2020. The greater the increase in salary between 2019 and 2020, the greater the voluntary salary deferral offered by that person as there was no salary increase during that time.

(2)	The dollar value of bonus (cash and non-cash) earned.
(3)	For all persons listed in the table, the shares issued as CEL-SCI's contribution on behalf of the named officer who participates in CEL-SCI's 401(k) retirement plan. The value of all stock awarded during the periods covered by the table is calculated according to ASC 718-10-30-3 which represented the grant date fair value.
(4)	The fair value of all stock options granted during the periods covered by the table are calculated on the grant date in accordance with ASC 718-10-30-3 which represented the grant date fair value.
(5)	All other compensation received that CEL-SCI could not properly report in any other column of the table including the dollar value of any insurance premiums paid by, or on behalf of, CEL-SCI with respect to term life insurance for the benefit of the named executive officer and car allowances paid by CEL-SCI. Includes board of directors fees for Mr. Kersten.

Employee Pension, Profit Sharing or Other Retirement Plans

CEL-SCI has a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code and covering substantially all CEL-SCI’s employees. CEL-SCI’s contribution to the plan is made in shares of CEL-SCI's common stock. Each participant's contribution is matched by CEL-SCI with shares of common stock which have a value equal to 100% of the participant's contribution, not to exceed the lesser of $1,000 or 6% of the participant's total compensation. CEL-SCI's contribution of common stock is valued each quarter based upon the closing price of its common stock. The fiscal 2020 expenses for this plan were approximately $5,000 Other than the 401(k) Plan, CEL-SCI does not have a defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors During Year Ended September 30, 2020

Name	Fees	Stock Awards (1)	Option Awards (2)	Total
Geert Kersten	$40,000	-	2,492,320	$2,532,320
Peter R. Young	50,000	-	538,880	588,880
Bruno Baillavoine	45,000	-	538,880	583,880
Robert Watson	45,000	-	538,880	583,880

______________

(1)	The fair value of stock issued for services.

(2)	The fair value of options granted computed in accordance with ASC 718-10-30-3 on the date of grant which represents their grant date fair value.

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

During the year ended September 30, 2020, no director of CEL-SCI was also an executive officer of another entity, which had an executive officer of CEL-SCI serving as a director of such entity or as a member of the compensation committee of such entity.

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

The option exercise price is determined by the CEL-SCI’s Compensation Committee but cannot be less than the fair market value of the common stock on the date of the grant of the option (or 110% of the fair market value in the case of a person owning more than 10% of CEL-SCI's outstanding shares).

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

Stock Bonus Plans. Under the Stock Bonus Plans shares of CEL-SCI’s common stock may be issued to CEL-SCI's employees, directors, officers, consultants and advisors, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with  a capital-raising transaction or promoting CEL-SCI’s common stock.

Stock Compensation Plans.  Under the Stock Compensation Plans, shares of CEL-SCI’s common stock may be issued to CEL-SCI’s employees, directors, officers, consultants and advisors in payment of salaries, fees and other compensation owed to these persons.  However, bona fide services must be rendered by consultants or advisors and such services must not be in connection with a capital-raising transaction or promoting CEL-SCI’s common stock.

Incentive Stock Bonus Plan.  Under the 2014 Incentive Stock Bonus Plan, shares of CEL-SCI’s common stock may be issued to executive officers and other employees who contribute significantly to the success of CEL-SCI. The purpose of the Plan is to provide long term incentive for outstanding service to CEL-SCI and its shareholders, to assist in recruiting and retaining people of outstanding ability and initiative in executive and management positions to allow officers and employees to participate in CEL-SCI's future prosperity and growth, and to align the interests of CEL-SCI's officers and employees with those of its shareholders.

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

During fiscal year ended September 30, 2020, the Company adopted the 2020 Non-Qualified Stock Option Plan, which provides for the issuance of up to 3,600,000 options to purchase shares of common stock, was approved by shareholders. On April 20, 2020, the Company granted 1,872,000 performance-based stock options from the 2020 Non-Qualified Stock Option Plan to officers and directors.  Each option entitles the holder to purchase one share of the Company's common stock at a price of $10.93 per share, the fair value on the date of issuance. The stock options vest upon the achievement of the following performance goals: i) 25% of the options will vest when the closing price of the Company's common stock exceeds $20.00 for ten consecutive trading days; ii) 50% of the options will vest when the closing price of the Company's common stock exceeds $25.00 for ten consecutive trading days; iii) 75% of the options will vest when the closing price of the Company's common stock exceeds $30.00 for ten consecutive trading days; and iv) 100% of the options will vest when either (a) the filing of the first marketing application for any pharmaceutical based upon the Company's Multikine technology in the U.S., Canada, UK, Germany, France, Italy, Spain, Japan, or Australia or (b) the closing price of the Company's common stock exceeds $40.00 for ten consecutive trading days. All Options which have not vested as of April 19, 2030, will be canceled and will no longer be exercisable.

In the discretion of the Committee, any option granted pursuant to the Plans may include installment exercise terms such that the option becomes fully exercisable in a series of cumulating portions. The Committee may also accelerate the date upon which any option (or any part of any options) is first exercisable. Any shares issued pursuant to the Stock Bonus Plans or Stock Compensation Plans and any options granted pursuant to the Incentive Stock Option Plans or the Non-Qualified Stock Option Plans will be forfeited if the "vesting" schedule established by the Committee administering the Plans at the time of the grant is not met. For this purpose, vesting means the period during which the employee must remain an employee of CEL-SCI or the period of time a non-employee must provide services to CEL-SCI. At the time an employee ceases working for CEL-SCI (or at the time a non-employee ceases to perform services for CEL-SCI), any shares or options not fully vested will be forfeited and cancelled. At the discretion of the Committee payment for the shares of common stock underlying options may be paid through the delivery of shares of CEL-SCI's common stock having an aggregate fair market value equal to the option price, provided such shares have been owned by the option holder for at least one year prior to such exercise. A combination of cash and shares of common stock may also be permitted at the discretion of the Committee.

Options are generally non-transferable except upon death of the option holder. Shares issued pursuant to the Stock Bonus Plans will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Committee when the shares were issued.

The Board of Directors of CEL-SCI may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner it deems appropriate, provided that such amendment, termination or suspension may not adversely affect rights or obligations with respect to shares or options previously granted.

Stock Options

The following table show information concerning the options granted during the fiscal year ended September 30, 2020, to the persons named below:

Options Granted

		Options	Price Per	Expiration
Name	Grant Date	Granted	Share	Date
Geert Kersten	4/20/2020	592,000	$10.93	4/19/2030
Eyal Talor	4/20/2020	288,000	$10.93	4/19/2030
Patricia Prichep	4/20/2020	288,000	$10.93	4/19/2030
John Cipriano	4/20/2020	160,000	$10.93	4/19/2030
Dan Zimmerman	4/20/2020	160,000	$10.93	4/19/2030
Bruno Baillavoine	4/20/2020	128,000	$10.93	4/19/2030
Peter Young	4/20/2020	128,000	$10.93	4/19/2030
Robert Watson	4/20/2020	128,000	$10.93	4/19/2030

The following table shows the outstanding options held by the persons named below on September 30, 2020:

	Shares underlying unexercised
	Option which are:		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date

Geert R. Kersten	1,200		172.50	04/14/21
	1,800		97.50	05/17/22
	17,168	2,832	70.00	12/17/22
	1,800		52.50	06/30/23
	3,600		27.25	02/25/24
	180,000		2.18	07/27/27
	353,415	176,706	2.45	04/30/28
	271,060	542,120	5.65	04/10/29
	-	592,000	10.93	04/19/30

Patricia B. Prichep	600		172.50	04/14/21
	1,200		97.50	05/17/22
	6,000		70.00	12/17/22
	1,200		52.50	06/30/23
	2,400		27.25	02/25/24
	120,000		2.18	07/27/27
	148,405	74,202	2.45	04/30/28
	135,211	270,420	5.65	04/10/29
	-	288,000	10.93	04/19/30

Eyal Talor, Ph.D	600		172.50	04/14/21
	1,200		97.50	05/17/22
	6,000		70.00	12/17/22
	1,200		52.50	06/30/23
	2,400		27.25	02/25/24
	120,000		2.18	07/27/27
	129,290	64,644	2.45	04/30/28
	66,667	33,333	3.55	09/20/28
	127,571	255,141	5.65	04/10/29
	-	288,000	10.93	04/19/30

Dan Zimmerman, Ph.D	600		172.50	04/14/21
	900		97.50	05/17/22
	900		52.50	06/30/23
	1,800		27.25	02/25/24
	8,000		27.50	08/05/24
	4,000		15.50	06/25/25
	4,000		11.75	07/21/26
	6,000		1.87	06/28/27
	20,000		1.59	09/17/27
	84,130	42,064	2.45	04/30/28
	70,487	140,972	5.65	04/10/29
	-	160,000	10.93	04/19/30

John Cipriano	600		172.50	04/14/21
	900		97.50	05/17/22
	900		57.50	06/30/23
	1,800		27.25	02/25/24
	90,000		2.18	07/27/27
	98,898	49,449	2.45	04/30/28
	68,960	137,920	5.65	04/10/29
	-	160,000	10.93	04/19/30

            Summary. The following shows certain information as of September 30, 2020 concerning the stock options and stock bonuses granted by CEL-SCI.  Each option represents the right to purchase one share of CEL-SCI's common stock.

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	138,4000	85,895	N/A	213
Non-Qualified Stock Option Plans	9,987,200	8,567,808	N/A	1,167,166
Stock Bonus Plans	783,760	N/A	345,096	438,631
Stock Compensation Plans	634,000	N/A	150,695	464,895
Incentive Stock Bonus Plan	640,000	N/A	616,500	23,500

Of the shares issued pursuant to CEL-SCI's Stock Bonus Plans, 262,774 shares were issued as part of CEL-SCI's contribution to its 401(k) plan.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to CEL-SCI’s Incentive and Non-Qualified Stock Option Plans as of September 30, 2020, CEL-SCI’s most recent fiscal year end. CEL-SCI's Incentive and Non-Qualified Stock Option Plans have been approved by CEL-SCI's shareholders.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)

Incentive Stock Option Plans	85,895	$32.36	213
Non-Qualified Stock Option Plans	8,567,808	$6.75	1,167,166

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of December 1, 2020, information with respect to the only persons owning beneficially 5% or more of CEL-SCI’s outstanding common stock and the number and percentage of outstanding shares owned by each director and officer of CEL-SCI and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address	Number of Shares (1)		Percent of Class (2)

Geert R. Kersten 8229 Boone Blvd., Suite 802 Vienna, VA 22182	2,949,013	(3)	7.3%

Patricia B. Prichep 8229 Boone Blvd., Suite 802 Vienna, VA 22182	639,709		1.6%

Eyal Talor, Ph.D. 8229 Boone Blvd., Suite 802 Vienna, VA 22182	573,971		1.5%

Daniel H. Zimmerman, Ph.D. 8229 Boone Blvd., Suite 802 Vienna, VA 22182	316,003		*

John Cipriano 8229 Boone Blvd., Suite 802 Vienna, VA 22182	335,166		*

Peter R. Young, Ph.D. 208 Hewitt Drive, Suite 103-143 Waco, TX 76712	180,182		*

Bruno Baillavoine 8229 Boone Blvd., Suite 802 Vienna, VA 22182	148,891		*

Robert Watson 245 N. Highland Ave. NE Suite 230-296 Atlanta, GA 30307	119,849		*

All Officers and Directors as a Group (8 persons)	5,262,784		12.43%

* Less than 1%

(1)	Includes shares issuable prior to February 28, 2021 upon the exercise of options or warrants granted to the following persons:

Name	Options or Warrants Exercisable Prior to February 28, 2021
Geert R. Kersten, Esq.	1,828,867	(3)
Patricia B. Prichep	433,575
Eyal Talor, Ph.D.	454,928
Daniel Zimmerman, Ph.D.	200,817
John Cipriano	262,058
Peter R. Young, Ph.D.	154,368
Bruno Baillavoine	144,168
Robert Watson	116,668

(2)	Amount includes shares referred to in (1) above but excludes shares which may be issued upon the exercise of options and warrants previously issued by CEL-SCI.

(3)

Amount includes 321,421 shares and 390,928 warrants held in the de Clara Trust, of which Mr. Kersten is a beneficiary. Mr. Kersten is not the trustee of the de Clara Trust and does not control the voting or the trading of the shares held by the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended September 30, 2020, officers and a director of the Company purchased 20,512 restricted shares of the Company’s common stock at an aggregate market value of approximately $185,000. During the year ended September 30, 2019, officers of the Company purchased 45,205 restricted shares of the Company’s common stock from the Company for an aggregate fair market value of $292,000. The shares are subject to the conditions of Rule 144 under the Securities Act of 1933.

See Note 11 to the financial statements included as part of this report for additional information concerning related party transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA, LLP served as CEL-SCI’s independent registered public accountant for the two years ended September 30, 2020. The following table shows the aggregate fees billed to CEL-SCI for these years by BDO USA, LLP:

	Year Ended September 30,
	2020	2019

Audit Fees	$553,700	$363,000
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

See the Financial Statements attached to this Report.

Exhibits

3(a)	Articles of Incorporation	Incorporated by reference to Exhibit 3(a) of CEL-SCI's combined Registration Statement on Form S-1 and Post-Effective Amendment ("Registration Statement"), Registration Nos. 2-85547-D and 33-7531.

3(b)	Amended Articles	Incorporated by reference to Exhibit 3(a) of CEL-SCI's Registration Statement on Form S-1, Registration Nos. 2-85547-D and 33-7531.

3(c)	Amended Articles (Name change only)	Incorporated by reference to Exhibit 3(c) of CEL-SCI's Registration Statement on Form S-1 Registration Statement (No. 33-34878).

3(d)	By laws (as amended)	Incorporated by reference to Exhibit 3(d) of CEL-SCI's Post-Effective Amendment No. 3 to Registration Statement on Form S-1 (No. 333-229295).

4	Shareholders Rights Agreement, as Amended	Incorporated by reference to Exhibit 4 filed with CEL-SCI’s 8-K report dated October 30, 2020.

4(b)	Incentive Stock Option Plan	Incorporated by reference to Exhibit 4 (b) filed on September 25, 2012 with CEL-SCI’s registration statement on Form S¬8 (File number 333-184092.

4(c)	Non-Qualified Stock Option Plan	Incorporated by reference to Exhibit 4 (b) filed on August 19, 2014 with CEL-SCI’s registration statement on Form S¬8 (File number 333-198244).

4(d)	Stock Bonus Plan	Incorporated by reference to Exhibit 4 (d) filed on September 25, 2012 with CEL-SCI’s registration statement on Form S¬8 (File number 333-184092.

4(e)	Stock Compensation Plan	Incorporated by reference to Exhibit 4 (e) filed on September 25, 2012 with CEL-SCI’s registration statement on Form S¬8 (File number 333-184092.

4(f)	2014 Incentive Stock Bonus Plan	Filed with this Amendment No. 2 to CEL-SCI’s annual report on Form 10-K for the year ended September 30, 2014.

10(l)	First Amendment to Development Supply and Distribution Agreement with Orient Europharma.	Incorporated by reference to Exhibit 10(m) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(m)	Exclusive License and Distribution Agreement with Teva Pharmaceutical Industries Ltd.	Incorporated by reference to Exhibit 10(n) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(n)	Lease Agreement	Incorporated by reference to Exhibit 10(o) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(p)	Licensing Agreement with Byron Biopharma	Incorporated by reference to Exhibit 10(i) of CEL-SCI’s report on Form 8-K dated March 27, 2009

10(z)	Development, Supply and Distribution Agreement with Orient Europharma	Incorporated by reference to Exhibit 10(z) filed with CEL-SCI’s report on Form 10-K for the year ended September 30, 2003.

10 (rr)	Assignment and Assumption Agreement with Teva Pharmaceutical Industries, Ltd. and GCP Clinical Studies, Ltd.	Incorporated by reference to Exhibit 10(rr) of CEL-SCI’s report on Form 10-K/A report for the year ended September 30, 2014 dated April 17, 2015.

10 (ss)	Service Agreement with GCP Clinical Studies, Ltd., together with Amendment 1 thereto*	Incorporated by reference to Exhibit 10(ss) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (tt)	Joinder Agreement with PLIVA Hrvatska d.o.o.	Incorporated by reference to Exhibit 10(tt) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (uu)	Master Service Agreement with Ergomed Clinical Research, Ltd., and Clinical Trial Orders thereunder	Incorporated by reference to Exhibit 10(uu) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (vv)	Co-Development and Revenue Sharing Agreement with Ergomed Clinical Research Ltd., dated April 19, 2013, as amended	Incorporated by reference to Exhibit 10(vv) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (ww)	Co-Development and Revenue Sharing Agreement II: Cervical Intraepithelial Neoplasia in HIV/HPV co-infected women, with Ergomed Clinical Research Ltd., dated October 10, 2013, as amended	Incorporated by reference to Exhibit 10(ww) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (xx)	Co-Development and Revenue Sharing Agreement III: Anal warts and anal intraepithelial neoplasia in HIV/HPV co-infected patients, with Ergomed Clinical Research Ltd., dated October 24, 2013	Incorporated by reference to Exhibit 10(xx) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (yy)	Master Services Agreement with Aptiv Solutions, Inc.	Incorporated by reference to Exhibit 10(yy) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (zz)	Project Agreement Number 1 with Aptiv Solutions, Inc. together with Amendments 1 and 2 thereto*	Incorporated by reference to Exhibit 10(zz) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (aaa)	Second Amendment to Development Supply and Distribution Agreement with Orient Europharma	Incorporated by reference to Exhibit 10(aaa) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (iii)	Amendment to Co-Development and Revenue Sharing Agreement with Ergomed Clinical Research, Ltd., dated September 15, 2015	Incorporated by reference to Exhibit 10 (iii) filed with CEL-SCI’s 10-K report for the year ended September 30, 2015.

10 (mmm)	Employment Agreement with Geert Kersten (2019-2023)	Incorporated by reference to Exhibit 10(10.7) of CEL-SCI’s report on Form 8-K dated August 31, 2019.

10 (nnn)	Employment Agreement with Patricia Prichep (2019-2022)	Incorporated by reference to Exhibit 10(10.8) of CEL-SCI’s report on Form 8-K dated August 31, 2019.

10 (ooo)	Employment Agreement with Eyal Taylor (2019-2022)	Incorporated by reference to Exhibit 10(10.9) of CEL-SCI’s report on Form 8-K dated August 31, 2019.

10.7	2019 Non-Qualified Stock Option Plan	Incorporated by reference to Exhibit 10.7 of CEL-SCI’s report on Form 8-K dated October 15, 2019.

10.8	2019 Stock Compensation Plan	Incorporated by reference to Exhibit 10.8 of CEL-SCI’s report on Form 8-K dated October 15, 2019.

23.1	Consent of BDO USA, LLP

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

______________

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

Ended September 30, 2020 and 2019, and

Report of Independent Registered Public Accounting Firm

CEL-SCI CORPORATION

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

CEL-SCI Corporation

Vienna, Virginia

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CEL-SCI Corporation (the “Company”) as of September 30, 2020 and 2019, the related statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, since inception the Company has suffered recurring losses from operations and expects to continue incurring losses. In addition, the Company is dependent on raising additional capital to continue to fund its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Change in Accounting Principle

As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases as of October 1, 2019 due to the adoption of Accounting Standards Codification (ASC) 842, Leases.

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

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2005.

Potomac, Maryland

December 29, 2020

CEL-SCI CORPORATION
BALANCE SHEETS
SEPTEMBER 30, 2020 and 2019

	2020	2019
ASSETS

Current Assets:
Cash and cash equivalents	$15,508,909	$8,444,774
Receivables	54,922	62,765
Prepaid expenses	1,313,432	524,953
Supplies used for R&D and manufacturing	820,052	782,363

Total current assets	17,697,315	9,814,855

Finance lease right of use assets	13,811,849	-
Operating lease right of use assets	1,198,958	-
Property and equipment, net	5,843,993	15,825,636
Patent costs, net	313,422	311,586
Deposits	1,670,917	1,670,917

Total assets	$40,536,454	$27,622,994

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,023,067	$1,586,478
Accrued expenses	510,515	34,432
Due to employees	448,022	709,442
Derivative instruments, current portion	213,787	674,442
Lease liabilities, current portion	1,070,123	-
Other current liabilities	-	14,956

Total current liabilities	4,265,514	3,019,750

Derivative instruments, net of current portion	3,551,826	5,813,868
Finance lease liabilities, net of current portion	11,753,100	13,508,156
Operating lease liabilities, net of current portion	1,114,340	-
Other liabilities	125,000	147,553

Total liabilities	20,809,780	22,489,327

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value- 200,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized; 38,730,150 and 35,231,776 shares issued and outstanding at September 30, 2020 and 2019, respectively	387,302	352,318
Additional paid-in capital	401,174,675	358,507,603
Accumulated deficit	(381,835,303)	(353,726,254)

Total stockholders’ equity	19,726,674	5,133,667

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$40,536,454	$27,622,994

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2020 and 2019

	2020	2019

Grant income	$558,664	$462,754

Operating expenses:
Research and development	17,840,290	12,659,287
General and administrative	11,703,429	7,998,573
Total operating expenses	29,543,719	20,657,860

Operating loss	(28,985,055)	(20,195,106)

Other income	38,763	73,022
Loss on derivative instruments	(349,078)	(760,603)
Warrant inducement expense	(805,753)	-
Other non-operating gain	887,604	545,528
Interest expense, net	(1,041,725)	(1,797,481)
Net loss	(30,255,244)	(22,134,640)

Modification of warrants	(21,734)	-

Net loss available to common shareholders	$(30,276,978)	$(22,134,640)

Net loss per common share, basic and diluted	$(0.82)	$(0.71)

Weighted average common shares outstanding, basic and diluted	36,759,115	31,174,394

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED SEPTEMBER 30, 2020 and 2019

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, OCTOBER 1, 2018	28,034,487	$280,346	$331,312,184	$(331,591,614)	$916

Warrant exercises	6,677,519	66,775	18,039,842	-	18,106,617
401(k) contributions paid in common stock	30,996	310	143,568	-	143,878
Stock issued to nonemployees for service	199,977	1,999	876,589	-	878,588
Equity based compensation - employees	(7,500)	(75)	4,428,249	-	4,428,174
Stock option exercises	65,997	660	149,822	-	150,482
Purchase of stock by officers and directors	45,205	452	291,545	-	291,997
Stock issuance costs	-	-	(132,345)	-	(132,345)
Shares issued for settlement of clinical research costs	185,095	1,851	3,398,149	-	3,400,000
Net loss	-	-	-	(22,134,640)	(22,134,640)

BALANCE, SEPTEMBER 30, 2019	35,231,776	$352,318	$358,507,603	$(353,726,254)	$5,133,667

Adoption of new accounting principle (ASC 842)				2,146,195	2,146,195
Proceeds from the sale of common stock	1,422,429	14,225	13,978,214	-	13,992,439
Warrant issuances	-	-	805,753	-	805,753
Warrant exercises	1,711,873	17,118	15,127,122	-	15,144,240
Modification of warrants	-	-	5,554	-	5,554
401(k) contributions paid in common stock	13,870	139	163,201	-	163,340
Stock issued to nonemployees for service	79,950	799	971,868	-	972,667
Equity based compensation - employees	-	-	10,112,968	-	10,112,968
Stock option exercises	99,740	998	337,330	-	338,328
Purchase of stock by officers and directors	20,512	205	184,785	-	184,990
Stock issuance costs		-	(787,723)	-	(787,723)
Shares issued for settlement of clinical research costs	150,000	1,500	1,768,000	-	1,769,500
Net loss	-	-	-	(30,255,244)	(30,255,244)

BALANCE, SEPTEMBER 30, 2020	38,730,150	$387,302	$401,174,675	$(381,835,303)	$19,726,674

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2020 and 2019

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,255,244)	$(22,134,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,159,729	633,529
Share based payments for services	862,796	856,025
Equity based compensation	10,112,968	4,428,174
Common stock contributed to 401(k) plan	163,340	143,878
Shares issued for settlement of clinical research costs	1,769,500	3,400,000
Loss on derivative instruments	349,078	760,603
Warrant inducement expense	805,753	-
Modification of warrants	5,554	-
Capitalized lease interest	-	128,194
(Increase)/decrease in assets:
Receivables	7,843	55,892
Prepaid expenses	(623,608)	(137,768)
Supplies used for manufacturing	(37,689)	(137,125)
Increase/(decrease) in liabilities:
Accounts payable	(766,073)	(4,084,410)
Accrued expenses	406,083	(170,878)
Due to employees	(261,420)	(55,499)
Other liabilities	25,229	(6,660)

Net cash used in operating activities	(15,276,161)	(16,320,685)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,654,906)	(177,779)
Expenditures for patent costs	(39,975)	(158,060)

Net cash used in investing activities	(2,694,881)	(335,839)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	13,992,439	-
Payments of stock issuance costs	(752,804)	(163,364)
Proceeds from exercise of warrants	12,072,465	14,517,260
Proceeds from exercises of options	338,328	150,482
Proceeds from the purchase of stock by officers and directors	184,990	291,997
Payments on obligations under finance leases	(800,241)	(5,121)

Net cash provided by financing activities	25,035,177	14,791,254

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,064,135	(1,865,270)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	8,444,774	10,310,044

CASH AND CASH EQUIVALENTS, END OF YEAR	$15,508,909	$8,444,774

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2020 and 2019
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2020	2019
Property and equipment purchases included in accounts payable	$1,184,723	$17,329
Prepaid consulting services paid with issuance of common stock	$164,871	$22,563
Right of use assets acquired and liabilities incurred	$399,032	$-
Exercise of derivative liabilities	$3,071,775	$3,589,357
Lease obligation included in accounts payable	$790	$441
Stock issuance costs included in current liabilities	$50,499	$15,580
Capitalizable patent costs included in current liabilities	$15,000	$-
Accrued consulting services to be paid with common stock	$55,000	$-

Cash paid for interest	$1,155,026	$1,809,242

See notes to financial statements.

CEL-SCI CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION

CEL-SCI Corporation (the Company) was incorporated on March 22, 1983, in the state of Colorado, to finance research and development in biomedical science and ultimately to engage in marketing and selling products.

The Company is focused on finding the best way to activate the immune system to fight cancer and infectious diseases. The Company has recently reached the end of the pivotal Phase 3 study for its lead investigational therapy, Multikine® (Leukocyte Interleukin, Injection), involving head and neck cancer, for which the Company has received Orphan Drug Status from the United States Food and Drug Administration (FDA). The Phase 3 study is in the final statistical analysis phase. Unlike other immune therapies, Multikine is administered locally at the site of the tumor as a first line treatment right after diagnosis, before surgery, radiation and/or chemotherapy. The goal is to help the intact immune system kill the micro metastases that usually cause recurrence of the cancer.

CEL-SCI is investigating a peptide-based immunotherapy (CEL-4000) as a vaccine for rheumatoid arthritis using its LEAPS technology platform. CEL-SCI is in the process of completing pre-IND studies for CEL-4000 and hopes to start human studies with CEL-4000 in 2021.

CEL-SCI is also investigating LEAPS COVID-19 conjugates as a potential treatment of COVID-19 in hospitalized and at-high-risk patients at the University of Georgia’s Center for Vaccines and Immunology. Initial animal experiments showed that LEAPS COVID-19 conjugates induced faster and much higher than expected antibody responses against a non-mutating region of the virus that causes COVID-19, after only one injection. These experiments provide the basis for moving forward into animal challenge studies with live virus SARS-CoV-2, the causative agent of COVID-19. These SARS-CoV-2 challenge studies being conducted at UGA’s Center for Vaccines and Immunology seek to repeat the success of animal challenge studies conducted previously at the National Institutes for Allergies and Infectious Diseases (NIAID) emerging diseases laboratory during the threatened H1N1 flu pandemic.

2.	OPERATIONS AND FINANCING

On May 4, 2020, the Company announced that the pivotal Phase 3 head and neck cancer study of Multikine immunotherapy had reached the targeted threshold of 298 events (deaths) required to conduct the data evaluation. Database lock is competed and the Phase 3 study is now in the final statistical analysis phase. The Company will continue to remain blinded to the study results throughout this process. The Company will be advised of the results when the analysis is completed, and the study results will be announced to the public at that time.

The Company has incurred significant costs since its inception for the acquisition of certain proprietary technology and scientific knowledge relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities and participation in clinical trials. The Company has funded such costs primarily with proceeds from loans and the public and private sale of its securities. The Company will be required to raise additional capital or find additional long-term financing to continue with its research efforts. The ability to raise capital may be dependent upon market conditions that are outside the control of the Company. The ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure. The Company believes there is a high likelihood that it will continue to receive funds from private and public offerings and warrant exercises similarly to the way it has substantially funded operations for the past 12 months. However, there can be no assurance that the Company will be able to raise sufficient capital to support its operations.

To finance the Company through marketing approval, the Company plans to raise additional capital in the form of warrant exercises, corporate partnerships, and debt and/or equity financings. The Company believes that it will be able to obtain additional financing because it has done so consistently in the past and because the Multikine Phase 3 study has ended and is only awaiting final results. However, there can be no assurance that the Company will be successful in raising additional funds on a timely basis or that the funds will be available to the Company on acceptable terms or at all. If the Company does not raise the necessary amounts of money, it may have to curtail its operations until such time as it is able to raise the required funding.

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus originating in Wuhan, China (the “COVID-19 outbreak”) and the risks to the international community as the virus spread globally beyond its point of origin. In March 2020, because of the rapid increase in exposure globally, the WHO classified the COVID-19 outbreak as a pandemic. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity and future results of operations. Management is actively monitoring the risks to public health and the impact of overall global business activity on its financial condition, liquidity, operations, suppliers, industry, and workforce.

The financial statements have been prepared assuming that the Company will continue as a going concern, but due to the Company’s recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents – Cash and cash equivalents consist principally of unrestricted cash on deposit and short-term money market funds. The Company considers all highly liquid investments with a maturity when purchased of less than three months as cash and cash equivalents.

Property and Equipment – Property and equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Repairs and maintenance which do not extend the life of the asset are expensed when incurred. Property and equipment is reviewed on a quarterly basis to determine if any of the assets are impaired.

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

Leases – On October 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases and its related amendments (collectively referred to as Topic 842 and codified as “ASC 842”). ASC 842 requires that lessees recognize right-of-use assets and lease liabilities measured at the present value of the future lease payments at the lease commencement date. The Company adopted the new leases standard utilizing the modified retrospective transition method, under which amounts in prior periods presented were not restated. For contracts existing at the time of adoption, the Company elected to not reassess (i) whether any are or contain leases, (ii) lease classification, and (iii) initial direct costs. The Company’s lease portfolio includes both finance and operating leases. The impact of adopting ASC 842 was to increase long term assets by approximately $3.0 million, increase total liabilities by approximately $0.9 million and record a cumulative effect adjustment of approximately $2.1 million to the opening accumulated deficit balance. The adoption of ASC 842 did not have a significant impact on the Company’s statements of operations or cash flows.

In connection with the preparation of our financial statements for the year ended September 30, 2020, we identified an error relating to the manufacturing facility lease on the adoption of ASC 842 at October 1, 2019. The error impacted the finance lease right-of-use asset and total stockholders’ equity, both of which were understated by approximately $2.0 million on adoption. We concluded the impact on the interim financial statements during fiscal 2020 was immaterial to the statement of operations but material to the balance sheet and will correct the balances for the quarterly reporting periods at December 31, 2019, March 31, 2020, and June 30, 2020. All adjustments have been reflected in the accompanying financial statements. Additional information has been disclosed in the 8-K filed on December 29, 2020.

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

In August 2018, the FASB issued ASU 2018-13, ”Fair Value Measurement - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820).” Under the new standard, the amount and reason for a transfer between Level 1 and Level 2 of the fair value hierarchy is no longer required to be disclosed, but public companies are required to disclose a range and weighted average of significant unobservable inputs for Level 3 fair value measurements. The Company adopted the new standard on July 1, 2020; however, it had an insignificant impact to the disclosures in the Company’s financial statements.

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

In June 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-07, Compensation — Stock Compensation (Topic 718), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees, and thus, the accounting for share-based payments to non-employees will be substantially aligned. The Company adopted ASU 2018-07 as of October 1, 2019 with no impact on its financial statements and related disclosures.

The Company has Incentive Stock Option Plans, Non-Qualified Stock Option Plans, Stock Compensation Plans, Stock Bonus Plans and an Incentive Stock Bonus Plan. In some cases, these Plans are collectively referred to as the “Plans”. All Plans have been approved by the Company’s stockholders.

The Company’s stock options are not transferable, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. For options issued with service conditions only, the Company has based its assumption for stock price volatility on the variance of daily closing prices of the Company’s stock. The risk-free interest rate assumption was based on the U.S. Treasury rate at date of the grant with the term equal to the expected life of the option. Forfeitures are accounted for when they occur. The expected term of options represents the period that options granted are expected to be outstanding and has been determined based on an analysis of historical exercise behavior. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense for new awards may differ materially in the future from that recorded in the current period.

Vesting of restricted stock granted under the Incentive Stock Bonus Plan and options granted under the 2020 Non- Qualified Stock Option Plan are subject to service, performance and market conditions and meets the classification of equity awards. These awards were measured at market value on the grant-dates for issuances where the attainment of performance criteria is likely and at fair value on the grant-dates, using a Monte Carlo simulation for issuances where the attainment of performance criteria is uncertain. The total compensation cost will be expensed over the estimated requisite service period.

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

Grant Income – The Company’s grant arrangements are handled on a reimbursement basis. Grant income under the arrangements is recognized when costs are incurred.

Net Loss Per Common Share – The Company calculates net loss per common share in accordance with ASC 260 “Earnings Per Share” (ASC 260). Basic and diluted net loss per common share was determined by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock and common stock warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company maintains its cash and cash equivalents with high quality financial institutions. At times, these accounts may exceed federally insured limits. The Company has not experienced any losses in such bank accounts. The Company believes it is not exposed to significant credit risk related to cash and cash equivalents. All non-interest bearing cash balances were fully insured up to $250,000 at September 30, 2020.

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. A full valuation allowance was recorded against the deferred tax assets as of September 30, 2020 and 2019.

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

New Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new standard includes several provisions that simplify accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and increasing consistency and clarity for the users of financial statements. This standard will be effective for the Company on October 1, 2021. Early adoption is permitted. We are currently evaluating the impact this ASU will have on our financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

4.	WARRANTS AND NON-EMPLOYEE OPTIONS

The following warrants and non-employee options are outstanding at September 30, 2020:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrants	Exercise Price	Expiration Date
Series N	8/18/2008	85,339	$3.00	2/18/2021
Series UU	6/11/2018	93,603	$2.80	12/31/2020
Series W	10/28/2015	688,930	$16.75	10/28/2020
Series X	1/13/2016	120,000	$9.25	1/13/2021
Series Y	2/15/2016	26,000	$12.00	2/15/2021
Series ZZ	5/23/2016	20,000	$13.75	5/18/2021
Series BB	8/26/2016	16,000	$13.75	8/22/2021
Series Z	5/23/2016	264,000	$13.75	11/23/2021
Series CC	12/8/2016	148,643	$5.00	12/8/2021
Series HH	2/23/2017	200	$3.13	2/16/2022
Series AA	8/26/2016	200,000	$13.75	2/22/2022
Series MM	6/22/2017	797,633	$1.86	6/22/2022
Series NN	7/24/2017	348,842	$2.52	7/24/2022
Series RR	10/30/2017	417,649	$1.65	10/30/2022
Series SS	12/19/2017	326,064	$2.09	12/18/2022
Series TT	2/5/2018	371,564	$2.24	2/5/2023
Consultants	7/28/17	10,000	$2.18	7/27/2027

The following warrants and non-employee options were outstanding at September 30, 2019:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrants	Exercise Price	Expiration Date
Series N	8/18/2008	85,339	$3.00	2/18/2020
Series V	5/28/2015	810,127	$19.75	5/28/2020
Series UU	6/11/2018	154,810	$2.80	6/11/2020
Series W	10/28/2015	688,930	$16.75	10/28/2020
Series X	1/13/2016	120,000	$9.25	1/13/2021
Series Y	2/15/2016	26,000	$12.00	2/15/2021
Series ZZ	5/23/2016	20,000	$13.75	5/18/2021
Series BB	8/26/2016	16,000	$13.75	8/22/2021
Series Z	5/23/2016	264,000	$13.75	11/23/2021
Series FF	12/8/2016	68,048	$3.91	12/1/2021
Series CC	12/8/2016	277,463	$5.00	12/8/2021
Series HH	2/23/2017	6,500	$3.13	2/16/2022
Series AA	8/26/2016	200,000	$13.75	2/22/2022
Series JJ	3/14/2017	9,450	$3.13	3/8/2022
Series LL	4/30/2017	26,398	$3.59	4/30/2022
Series MM	6/22/2017	893,491	$1.86	6/22/2022
Series NN	7/24/2017	473,798	$2.52	7/24/2022
Series OO	7/31/2017	50,000	$2.52	7/31/2022
Series RR	10/30/2017	457,116	$1.65	10/30/2022
Series SS	12/19/2017	482,644	$2.09	12/18/2022
Series TT	2/5/2018	559,689	$2.24	2/5/2023
Series VV	7/2/2018	82,500	$1.75	1/2/2024
Consultants	7/28/17	10,000	$2.18	7/27/2027

A.	Warrant Liabilities

Warrant liabilities outstanding at September 30 are as follows:

	2020	2019
Series V warrants	$-	$674,442
Series W warrants	73,570	1,193,507
Series Z warrants	1,207,902	1,109,545
Series ZZ warrants	75,044	77,638
Series AA warrants	1,082,212	916,908
Series BB warrants	65,173	63,966
Series CC warrants	1,259,712	1,710,898
Series FF warrants	-	446,185
Series HH warrants	2,000	45,657
Series JJ warrants	-	66,599
Series LL warrants	-	182,965

Total warrant liabilities	$3,765,613	$6,488,310

The (losses)/gains on the warrant liabilities for the years ended September 30 are as follows:

	2020	2019
Series S Warrants	$-	$33
Series V warrants	185,652	95,994
Series W warrants	1,119,937	(194,426)
Series Z warrants	(98,357)	(621,778)
Series ZZ warrants	2,594	(43,423)
Series AA warrants	(165,304)	(536,434)
Series BB warrants	(1,207)	(35,510)
Series CC warrants	(875,040)	(1,198,836)
Series DD warrants	-	1,249,287
Series EE warrants	-	1,249,287
Series FF warrants	(319,706)	(257,264)
Series GG warrants	-	195,228
Series HH warrants	(34,589)	(24,465)
Series II warrants	-	(442,040)
Series JJ warrants	(64,992)	(35,301)
Series KK warrants	-	(55,622)
Series LL warrants	(98,066)	(105,333)
Net loss on warrant liabilities	$(349,078)	$(760,603)

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

Changes in Warrant Liabilities

On May 26, 2020, the Company lowered the exercise price of 810,127 Series V warrants from $19.75 to $13.75 per share and extended the expiration dates of the Series V warrants from May 28, 2020 to June 25, 2020. The incremental cost of this modification was approximately $664,000, which was included in the net loss on derivatives for the year ended September 30, 2020. On June 25, 2020, 135,963 Series V warrants, with an exercise price of $13.75 expired. The warrants were valued at approximately $211,000 on the date of expiration.

On December 10, 2018, 1,360,960 Series DD and 1,360,960 Series EE warrants, with an exercise price of $4.50 expired.

On October 11, 2018, 327,729 Series S warrants, with an exercise price of $31.25 expired.

Exercise of Warrant Liabilities

The following warrants recorded as liabilities were exercised during the year ended September 30, 2020:

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series V	674,164	$13.75	$9,269,755
Series CC	128,820	$5.00	644,100
Series FF	68,048	$3.91	265,812
Series HH	6,300	$3.13	19,687
Series JJ	9,450	$3.13	29,531
Series LL	26,398	$3.59	94,867
	913,180		$10,323,752

The following warrants recorded as liabilities were exercised during the year ended September 30, 2019:

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series CC	403,017	$5.00	$2,015,085
Series GG	200,000	$3.00	600,000
Series HH	13,500	$3.13	42,188
Series II	216,500	$3.00	649,500
Series JJ	20,550	$3.13	64,219
Series KK	213,870	$3.04	649,095
	1,067,437		$4,020,087

B.	Equity Warrants

Changes in Equity Warrants

On May 26, 2020, the Company provided that for each Series V liability warrant exercised on or before June 10, 2020, the former holder of the Series V warrant received one Series XX warrant. Each Series XX warrant allowed the holder to purchase one share of the Company’s common stock at a price of $18.00 per share at any time on or before September 10, 2020. For each Series V liability warrant exercised after June 10, 2020 but on or before June 25, 2020, the former holder of the Series V warrant received one Series YY warrant. Every two Series YY warrants allowed the holder to purchase one share of the Company’s common stock at a price of $20.00 per share at any time on or before September 25, 2020. In June 2020, 461,953 Series XX warrants and 101,839 Series YY warrants were issued to the former holders of the Series V warrants. The Series XX and YY warrants qualified for equity treatment in accordance with ASC 815. The Company recognized a warrant inducement expense equal to the fair value of the Series XX and Series YY warrants issued as of the date the inducement offers were accepted. The fair values of the Series XX and Series YY warrants were calculated to be approximately $629,000 and $177,000, respectively. The total expense of approximately $806,000 is reported as warrant inducement expense in the statement of operations for the year ended September 30, 2020. All Series XX and YY warrants expired in September 2020.

On May 8, 2020, the expiration dates of 93,593 Series UU warrants were extended from June 11, 2020 to December 31, 2020. These warrants were previously issued as an inducement to convert notes payable into shares of common stock. The incremental cost of this extension was approximately $6,000 and was recorded as interest expense during the year ended September 30, 2020. The Series UU warrants are held by Geert Kersten, Patricia Prichep (current Officers of the Company) and the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary.

On January 23, 2020, the expiration date of the Series N warrants was extended to February 18, 2021. The incremental cost of this extension was approximately $22,000, which was recorded as a deemed dividend in the financial statements for the year ended September 30, 2020. The Series N warrants are held by the de Clara Trust.

Exercise of Equity Warrants

The following equity warrants were exercised during the year ended September 30, 2020.

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series MM	95,858	$1.86	$178,296
Series NN	124,956	$2.52	314,889
Series OO	50,000	$2.52	126,000
Series RR	39,467	$1.65	65,121
Series SS	156,580	$2.09	327,252
Series TT	188,125	$2.24	421,400
Series UU	61,207	$2.80	171,380
Series VV	82,500	$1.75	144,375
	798,693		$1,748,713

The following equity warrants were exercised during the year ended September 30, 2019.

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series NN	65,502	$2.52	$165,065
Series OO	10,000	$2.52	25,200
Series PP	172,500	$2.30	396,750
Series QQ	3,500	$2.50	8,750
Series RR	98,254	$1.65	162,119
Series SS	477,886	$2.09	998,782
Series TT	737,188	$2.24	1,651,301
Series UU	32,752	$2.80	91,706
Series VV	3,817,500	$1.75	6,680,625
Series WW	195,000	$1.63	316,875
	5,610,082		$10,497,173

C.	Options and Shares Issued to Consultants

The Company typically enters into consulting arrangements in exchange for common stock or stock options. During the years ended September 30, 2020 and 2019 the Company issued 79,950 and 199,977 shares, respectively, of common stock to consultants, all of which were restricted shares. Under these arrangements, the common stock was issued with stock prices ranging between $2.66 and $17.60 per share. The weighted average grant price was $12.01 and $4.25, respectively, for stock issued during the years ended September 30, 2020 and 2019.

During the years ended September 30, 2020 and 2019, the Company recorded total expense of approximately $863,000 and $856,000, respectively, relating to these consulting agreements. At September 30, 2020 and 2019, costs of approximately $395,000 and $230,000, respectively, are included in prepaid expenses. No options were issued to consultants during the year ended September 30, 2020. During the year ended September 30, 2019, 10,000 options issued to consultants were exercised and 10,400 options expired. As of September 30, 2020,10,000 options issued to consultants as payment for services remained outstanding, all of which were issued from the Non-Qualified Stock Option plan and are fully vested.

5.	PLANT, PROPERTY AND EQUIPMENT

Plant, property and equipment consisted of the following at September 30:

	2020	2019
Leased manufacturing facility	$-	$21,183,756
Research equipment	3,898,242	3,320,358
Furniture and equipment	99,768	125,872
Leasehold improvements	5,519,161	149,239
	9,517,171	24,779,225
Accumulated depreciation and amortization	(3,673,178)	(8,953,589)

Net plant, property and equipment	$5,843,993	$15,825,636

The Company leases its manufacturing facility under a finance lease. Prior to the adoption of ASC 842 effective October 1, 2019, the Company accounted for the manufacturing facility lease under the build-to-suit provisions of ASC 840. This guidance required the Company to record an asset and liability for construction costs incurred because it was involved in the construction of structural improvements and took construction risk prior to the commencement of the lease. Upon occupancy of the facility, the Company determined that because the lease did not meet the criteria to qualify for a sale-leaseback transaction, the established asset and liability would remain on the Company’s balance sheet and is included with property and equipment at September 30, 2019. As of September 30, 2019, accumulated depreciation on the manufacturing facility approximated $5.6 million.

On October 1, 2019, the Company adopted ASC 842 and elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and no restatement to prior periods. Under ASC 842, the manufacturing facility lease no longer meets the criteria for a build-to-suit lease and is instead is classified as a finance lease. Under the provisions of ASC 842, the Company recognized a right-of-use asset and lease liability for this facility. These balances are classified with other leased assets and liabilities and are no longer included with plant and equipment on the September 30, 2020 balance sheet.

Depreciation expense for the year ended September 30, 2020 totaled approximately $2.1 million. Depreciation expense for the year ended September 30, 2019 totaled approximately $588,000 and includes depreciation on the leased manufacturing building of approximately $514,000.

6.	PATENTS

Patents consist of the following at September 30:

	2020	2019
Patents	$896,372	$841,397
Accumulated amortization	(582,950)	(529,811)

Patents, net	$313,422	$311,586

During the years ended September 30, 2020 and 2019, there was no impairment of patent costs. Amortization expense for the years ended September 30, 2020 and 2019 totaled approximately $53,000 and $45,000, respectively. The total estimated future amortization is as follows:

Years ending September 30,
2021	52,000
2022	48,000
2023	38,000
2024	30,000
2025	28,000
Thereafter	117,000
$313,000

7.	INCOME TAXES

At September 30, 2020 and 2019, the Company had net deferred tax assets of $35.5 million and $28.8 million, respectively. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax assets. In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some, or all, of the deferred tax asset will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income. Management has considered the history of the Company’s operating losses and believes that the realization of the benefit of the deferred tax assets cannot be reasonably assured.

Pursuant to Section 382 of the Internal Revenue Code, or IRC, annual use of the Company’s net operating loss (NOL) carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. The Company determined that because of various stock issuances used to finance its operations, an ownership change as defined in the provisions of Section 382 of the IRC occurred on February 5, 2018. Such ownership change resulted in annual limitations on the utilization of tax attributes, including NOL carryforwards and tax credits. The Company estimates that $188.9 million of its NOL carryforwards were effectively eliminated under Section 382 for federal income tax purposes. A portion of the remaining NOL carryforwards limited by Section 382 will become available each year. No limitations on NOL carryforwards relating to change in ownership were imposed during the year ended September 30, 2020. The Company’s Section 382 estimated analysis was completed through September 30, 2020. If additional changes in ownership occur after year end, additional NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

The Company had federal NOL carryforwards of approximately $51.5 million and $36.7 million at September 30, 2020 and 2019, respectively. Approximately $19.2 million of the NOL carryforwards begin to expire during the year ended September 30, 2021 and become fully expired by 2039 and approximately $32.3 million of NOL carryforwards, which were generated post Tax Cuts and Jobs Act, have an indefinite live. The NOL carryforwards begin to expire during the year ended September 30, 2021 and become fully expired by the end of the fiscal year ended 2039. In addition, the Company has a general business credit as a result of the credit for increasing research activities (“R&D credit”) of approximately $1.2 million at September 30, 2020 and 2019. The R&D credit begins to expire during the year ended September 30, 2021 and becomes fully expired during the fiscal year ended 2029.

Significant components of the Company’s deferred tax assets as of September 30, 2020 and 2019 are listed below:

	2020	2019

NOL carryforwards	$13,407,000	$9,698,000
Lease liabilities	3,631,000	-
R&D credit	1,221,000	1,221,000
Stock-based compensation	5,297,000	3,165,000
Capitalized R&D	15,853,000	14,777,000
Vacation and other	125,000	544,000
Total deferred tax assets	39,534,000	29,405,000

Right of use assets	(3,911,000)	-
Fixed assets and intangibles	(169,000)	(586,000)
Total deferred tax liability	(4,080,000)	(586,000)

Net deferred tax asset	35,454,000	28,819,000
Valuation allowance	(35,454,000)	(28,819,000)
Ending Balance	$-	$-

The Company has no federal or state current or deferred tax expense or benefit. The Company’s effective tax rate differs from the applicable federal statutory tax rate. The reconciliation of these rates is as follows at for the years ended September 30:

	2020	2019

Federal Rate	21.00%	21.00%
Federal rate change	(1.40)	(2.8)
State tax rate, net of federal benefit	5.15	5.31
Other adjustments	(3.24)	(4.77)
Permanent differences	0.42	(0.57)
Change in valuation allowance	(21.93)	(18.17)

Effective tax rate	0.00%	0.00%

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes,” which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more likely than not that the position will be sustained. The Company has elected to reflect any tax penalties or interest resulting from tax assessments on uncertain tax positions as a component of tax expense. The Company has generated federal net operating losses in tax years ending September 30, 1998 through 2019. These years remain open to examination by the major domestic taxing jurisdictions to which the Company is subject.

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

8.	STOCK COMPENSATION

The Company recognized the following expenses for options issued or vested and restricted stock awarded during the year:

	Year Ended September 30,
	2020	2019
Employees	$10,112,968	$4,428,174
Non-employees	$862,796	$856,025

During the years ended September 30, 2020 and 2019 the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

	2020	2019
Expected stock price volatility	87.36 – 90.26%	87.67 – 92.84%
Risk-free interest rate	0.62 – 1.87%	1.62 – 2.82%
Expected life of options	9.68 – 9.69 Years	9.67 – 9.68 Years
Expected dividend yield	-	-

Non-Qualified Stock Option Plans –

During the year ended September 30, 2020, the Company adopted the 2020 Non-Qualified Stock Option Plan, which provides for the issuance of up to 3,600,000options to purchase shares of common stock. On April 20, 2020, the Company granted 1,872,000 performance-based stock options from the 2020 Non-Qualified Stock Option Plan to officers and directors. Each option entitles the holder to purchase one share of the Company’s common stock at a price of $10.93 per share, the fair value on the date of issuance. The stock options vest upon the achievement of the following performance goals: i) 25% of the options will vest when the closing price of the Company’s common stock exceeds $20.00 for ten consecutive trading days; ii) 50% of the options will vest when the closing price of the Company’s common stock exceeds $25.00 for ten consecutive trading days; iii) 75% of the options will vest when the closing price of the Company’s common stock exceeds $30.00 for ten consecutive trading days; and iv) 100% of the options will vest when either (a) the filing of the first marketing application for any pharmaceutical based upon the Company’s Multikine technology, in the US, Canada, UK, Germany, France, Italy, Spain, Japan, or Australia or (b) the closing price of the Company’s common stock exceeds $40.00 for ten consecutive trading days. All Options which have not vested as of April 19, 2030, will be canceled and will no longer be exercisable. The options were recorded as equity in accordance with ASC 718, Compensation – Stock Compensation. On the grant date, the options were valued using a Monte Carlo Simulation approach. Monte Carlo Simulation is a statistical technique that is used to model probabilistic systems and establish the probabilities for a variety of outcomes. That valuation resulted in a per share fair value of $4.21 and an aggregate value of $7,881,120 on the grant date. The aggregate value will be expensed over the implicit life of the options, which was determined to be 1.7 years. This resulted in compensation expense of approximately $2.1 million recorded during the year ended September 30, 2020. The remaining $5.8 million will be expensed over the next 1.25 years.

At September 30, 2020, the Company has collectively authorized the issuance of 9,987,200 shares of common stock under its Non-Qualified Stock Option Plans. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options were determined by the Company’s Compensation Committee which administers the plans. The Company’s employees, directors, officers, and consultants or advisors are eligible to be granted options under the Non-Qualified Stock Option Plans.

Incentive Stock Option Plans – At September 30, 2020, the Company had collectively authorized the issuance of 138,400 shares of common stock under its Incentive Stock Option Plans. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options were determined by the Company’s Compensation Committee which administers the plans. Only the Company’s employees are eligible to be granted options under the Incentive Stock Option Plans.

Activity in the Company’s Non-Qualified and Incentive Stock Option Plans for the two years ended September 30, 2020 is summarized as follows:

Non-Qualified and Incentive Stock Option Plans

	Outstanding				Exercisable
			Weighted				Weighted
		Weighted Average	Ave Remaining Contractual	Aggregate		Weighted Average	Ave Remaining Contractual	Aggregate
	Number of	Exercise	Term	Intrinsic	Number of	Exercise	Term	Intrinsic
	Shares	Price	(Years)	Value	Shares	Price	(Years)	Value

Outstanding at September 30, 2018	3,160,127	$7.30	8.88	$4,761,973	577,694	$26.18	6.74	$604.763

Vested					945,359	$2.56
Granted	3,271,362	$5.40
Exercised (a)	65,997	$2.28			65,997	$2.28
Forfeited	82,461	$17.89
Expired (b)	64,815	$71.86			64,815	$71.86

Outstanding at September 30, 2019	6,218,216	$5.54	8.88	$29,562,594	1,392,241	$9.15	7.68	$7,869,555

Vested					2,014,501	$4.06
Granted	2,563,000	$10.93
Exercised	99,740	$3.39			99,740	$3.39
Forfeited	18,000	$10.34
Expired	9,773	$132.75			9,773	$132.75

Outstanding at September 30, 2020	8,653,703	$7.01	8.39	$56,193,415	3,297,229	$5.85	7.48	$29,090,662

(a)	Includes 10,000 stock options exercised by consultants
(b)	Includes 10,400 stock options to consultants

A summary of the status of the Company’s non-vested options for the two years ended September 30, 2020 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at October 1, 2018	2,582,433	$2.48
Vested	(945,359)
Granted	3,271,362
Forfeited	(82,461)
Unvested at September 30, 2019	4,825,975	$3.79
Vested	(2,014,501)
Granted	2,563,000
Forfeited	(18,000)
Unvested at September 30, 2020	5,356,474	$4.76

Incentive Stock Bonus Plan – Up to 640,000 shares are authorized under the 2014 Incentive Stock Bonus Plan. The shares will only be earned upon the achievement of certain milestones leading to the commercialization of the Company’s Multikine technology, or specified increases in the market price of the Company’s stock. If the performance or market criteria are not met as specified in the Incentive Stock Bonus Plan, all or a portion of the awarded shares will be forfeited. The fair value of the shares on the grant date was calculated using the market value on the grant-date for issuances where the attainment of performance criteria is likely and using a Monte Carlo simulation for issuances where the attainment of performance criteria is uncertain. The grant date fair value of shares issued that remain outstanding as of September 30, 2020 was approximately $8.6 million. The total value of the shares, if earned, is being expensed over the requisite service periods for each milestone, provided the requisite service periods are rendered, regardless of whether the market conditions are met. No compensation cost is recognized for awards where the requisite service period is not rendered. During each of the years ended September 30, 2020 and 2019, the Company recorded expense relating to the issuance of restricted stock pursuant to the plan of approximately $0.3 million. At September 30, 2020, the Company has unrecognized compensation expense of approximately $0.4 million which is expected to be recognized over a weighted average period of 1.2 years.

A summary of the status of the Company’s restricted common stock issued from the Incentive Stock Bonus Plan for the two years ended September 30, 2020 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested at September 30, 2018	312,000	$13.75
Forfeited	(7,500)
Vested	-
Unvested at September 30, 2019	304,500	$13.75
Forfeited	-
Vested	-
Unvested at September 30, 2020	304,500	$13.75

Stock Bonus Plans – As of September 30, 2020, the Company has issued a total of 345,096 shares of common stock from the Stock Bonus Plans and was authorized to issue up to 783,760 shares of common stock under its Stock Bonus Plans. All employees, directors, officers, consultants, and advisors are eligible to be granted shares.

Stock Compensation Plans – On September 30, 2020, 634,000 shares were authorized for use in the Company’s Stock Compensation Plans. No shares were issued from the Stock Compensation Plans to consultants for payment of services during the years ended September 30, 2020, and 2019, As of September 30, 2020, the Company has issued 150,695 shares of common stock from the Stock Compensation Plans.

9.	EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code, subject to the Employee Retirement Income Security Act of 1974, as amended, and covering substantially all Company employees. Each participant’s contribution is matched by the Company with shares of common stock that have a value equal to 100% of the participant’s contribution, not to exceed the lesser of $10,000 or 6% of the participant’s total compensation. The Company’s contribution of common stock is valued each quarter based upon the closing bid price of the Company’s common stock. During the year ended September 30, 2020, 13,870 shares were issued to the Company’s 401(k) plan for a cost of approximately $163,000. During the year ended September 30, 2019, 30,996 shares were issued to the Company’s 401(k) plan for a cost of approximately $144,000.

10.	COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In April 2013, the Company entered into a co-development and revenue sharing agreement with Ergomed. Under the agreement, Ergomed will contribute up to $10 million towards the Company’s Phase III clinical study in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount. In October 2015, the Company entered into a second co-development and revenue sharing agreement with Ergomed for an additional $2 million, for a total of $12 million. The Company accounted for the co-development and revenue sharing agreement in accordance with ASC 808 “Collaborative Arrangements”. The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.” Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its Statements of Operations. Since the Company entered into the co-development and revenue sharing agreement with Ergomed, it has incurred research and development expenses of approximately $33.4 million related to Ergomed’s services. This amount is net of Ergomed’s discount of approximately $11.1 million. During the years ended September 30, 2020 and 2019, the Company recorded approximately $2.0 million and $2.8 million, respectively, as research and development expense related to Ergomed’s services. These amounts were net of Ergomed’s discount of approximately $0.6 million and $1.0 million during the years ended September 30, 2020 and 2019, respectively.

Lease Agreements

If a contract conveys the right to control the use of identified property, plant or equipment over a period of time in exchange for consideration, the Company accounts for the contract as a lease upon inception. The Company leases certain real estate, machinery, laboratory equipment and office equipment over varying periods. Many of these leases include an option to either renew or terminate the lease. For purposes of calculating lease liabilities, these options are included in the lease term when it is reasonably certain that the Company will exercise such options. The incremental borrowing rate utilized to calculate the lease liabilities is based on the information available at commencement date, as most of the leases do not provide an implicit borrowing rate. Short-term leases, defined as leases with initial terms of 12 months or less, are not reflected on the balance sheet. Lease expense for such short-term leases is not material. For purposes of calculating lease liabilities, lease and non-lease components are combined.

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

Upon adoption of ASC 842 on October 1, 2019, the Company recorded a finance lease right of use asset of approximately $16.5 million and a finance lease liability of approximately $13.5 million. As of September 30, 2020, the net book value of the finance lease right of use asset is approximately $13.8 million and the balance of the finance lease liability is approximately $12.7 million, of which approximately $0.9 million is current. These amounts include the San Tomas lease as well as several other smaller finance leases for office equipment. The finance right of use assets are being depreciated using a straight-line method over the underlying lease terms. Total cash paid related to finance leases during the year ended September 30, 2020 was approximately $1.9 million, of which approximately $1.2 million was for interest. The weighted average discount rate of the Company’s finance leases is 8.8% and the weighted average time to maturity is 8.1 years.

In August 2020, the Company entered into an amendment to the lease agreement under which the landlord agreed to allow the Company to substantially upgrade the manufacturing facility in preparation for the potential commercial production of Multikine. The estimated cost of the upgrades is $10.5 million, of which approximately $3.1 million has been incurred to date. Pursuant to the amendment, the landlord agreed to finance the final $2.4 million of the costs incurred, i.e., after the Company has financed the initial $8.1 million. Per the terms of the financing, upon completion of the project, the $2.4 million will be repaid as through increased lease payments over the remaining lease term.

The Company was required to deposit the equivalent of one year of base rent in accordance with the lease. When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company. The approximate $1.7 million deposit is included in non-current assets at September 30, 2020 and 2019.

Approximate future minimum lease payments under finance leases as of September 30, 2020 are as follows:

Year ending September 30,
2021	$1,953,000
2022	2,014,000
2023	2,083,000
2024	2,148,000
2025	2,218,000
Thereafter	7,322,000
Total future minimum lease obligation	17,738,000
Less imputed interest on finance lease obligations	(5,050,000)
Net present value of lease finance lease obligations	$12,688,000

Effective April 30, 2020, the Company terminated a month-to-month arrangement with a sub-lessee as the sub-leased space is needed to prepare the facility to produce Multikine for commercial purposes and before the Company’s Biologics License Application (BLA) can be submitted to the FDA. The sublease rental income for the years ended September 30, 2020 and 2019 was approximately $39,000 and $73,000, respectively.

The Company leases two facilities under 60-month operating leases – the lease for its research and development laboratory expires February 28, 2022 and the lease for its office headquarters was renewed on July 1, 2020 and will expire on November 30, 2025. During the year ended September 30, 2020, the Company incurred approximately $80,000 in leasehold improvements costs for the research and development lab and is reasonably certain to renew the lease through February 28, 2027. The renewal period is included in the right of use asset and liability calculations. The operating leases include escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the full 60-month terms of the leases. Upon adoption of ASC 842 on October 1, 2019, the Company recorded an operating lease right of use asset and an operating lease liability of approximately $1.0 million. As of September 30, 2020, the net book value of the operating lease right of use asset is approximately $1.2 million and the balance of the operating lease liability is approximately $1.3 million, of which approximately $0.1 million is current. The Company incurred lease expense under operating leases of approximately $268,000 for the year ended September 30, 2020. Total cash paid related to operating leases during the year ended September 30, 2020 was approximately $238,000.

As of September 30, 2020, future minimum lease payments on operating leases are as follows:

Year ending September 30,
2021	$241,000
2022	264,000
2023	272,000
2024	280,000
2025	288,000
Thereafter	286,000
Total future minimum lease obligation	1,631,000
Less imputed interest on operating lease obligation	(381,000)
Net present value of operating lease obligation	$1,250,000

Vendor Obligations

The Company has contingent obligations with vendors for work that will be completed in relation to the Phase 3 clinical trial. The timing of these obligations cannot be determined at this time. The Company estimates it will incur additional expenses of approximately $5.9 million for the remainder of the Phase 3 clinical trial and the filing of the clinical study report with the FDA. This estimate is based only on the information currently available from the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs.

11.	RELATED PARTY TRANSACTIONS

During the year ended September 30, 2020, officers and directors of the Company purchased 20,512 shares of restricted common stock at market price at an aggregate fair market value of approximately $185,000. During the year ended September 30, 2019, officers and a director of the Company purchased 45,205 restricted shares of the Company’s common stock at market price at an aggregate market value of approximately $292,000. The shares are subject to the conditions of Rule 144 under the Securities Act of 1933.

On May 8, 2020, the expiration date of 93,593 Series UU warrants were extended from June 11, 2020 to December 31, 2020. The incremental cost of this extension was approximately $6,000 and was recorded as interest expense for the year ended September 30, 2020. The Series UU warrants are held by the Company’s officers and were originally issued with convertible debt.

On January 23, 2020, the expiration date of the Series N warrants was extended to February 18, 2021. The incremental cost of this extension was approximately $22,000, which was recorded as a deemed dividend in the financial statements for the year ended September 30, 2020. The Series N warrants are held by the de Clara Trust.

12.	STOCKHOLDERS’ EQUITY

Exercise of Warrants

During the years ended September 30, 2020 and 2019, the Company received proceeds of approximately $12.1 million and $14.5 million, respectively, from the exercise of warrants, as detailed in Note 4. Upon exercise, 1,711,873 and 6,677,519 shares of common stock were issued during the years ended September 30, 2020 and 2019, respectively.

Sales of Securities

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

In December 2019, the Company sold 606,395 shares of common stock at a public offering price of $9.07 per share and received aggregate net proceeds of approximately $5.0million. In January 2020, the underwriters of that offering fully exercised the option to purchase 90,959 additional shares of common stock at the public offering price of $9.07 per share for aggregate net proceeds to the Company of approximately $0.8 million.

Other Equity Transactions

The Company entered into Securities Purchase Agreements (SPA) with Ergomed plc, one of the Company’s Clinical Research Organizations responsible for managing the Company’s Phase 3 clinical trial, to facilitate payment of amounts due Ergomed. Under the Agreements, the Company issued Ergomed shares of common stock and the net proceeds from the sales of those shares reduces outstanding amounts due Ergomed. Upon issuance, the Company expenses the full value of the shares as Other non-operating gain/loss and subsequently offsets the expense as amounts are realized through the sale by Ergomed and reduces accounts payable to Ergomed.

During the year ended September 30, 2020 and 2019, the Company issued Ergomed 150,000 and 750,000 shares, respectively. On December 31, 2018, the expiration date of a prior agreement, Ergomed returned 564,905 unsold shares for cancellation. The current agreement has no expiration date, but after Ergomed has completed its work and all amounts due are paid any remaining shares will be returned to the Company.

The following table summarizes the Other Non-operating gains (losses) for the years ended September 30 relating to these agreements:

	2020	2019
Amount realized through the resale of shares	$2,652,605	$3,945,528
Fair value of shares upon issuance	1,769,500	3,400,000
Other non-operating gain (loss)	$883,105	$545,528

As of September 30, 2020, Ergomed held 102,521 shares for resale. As of September 30, 2019, Ergomed held 198,000 shares which were all subsequently sold.

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

As of September 30, 2020 and 2019, all of the Company’s derivative liabilities are classified as Level 3.

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3), as of September 30:

	2020	2019
Beginning balance	$6,488,310	$9,317,031
Issuances	-	-
Exercises	(3,071,775)	(3,589,357)
Net realized and unrealized derivative loss	349,078	760,636

Ending balance	$3,765,613	$6,488,310

The fair values of the Company’s derivative instruments disclosed above under Level 3 are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock as well as U.S. Treasury Bill rates are observable in active markets. At September 30, 2020, the Company’s Level 3 derivative instruments have a weighted average fair value of $2.81 per share and a weighted average exercise price of $14.32 per share. Fair values were determined using a weighted average risk free interest rate of 0.12% and volatility of 95%. The instruments have a weighted average time to maturity of 1.2 years. At September 30, 2019, the Company’s Level 3 derivative instruments have a weighted average fair value of $2.72 per share and a weighted average exercise price of $15.17 per share. Fair values were determined using a weighted average risk free interest rate of 1.85% and 103% volatility. The instruments have a weighted average time to maturity of 1.86 years.

14.	NET LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants and restricted stock have not been included in the computation of diluted net loss per share for all periods presented, as the result would be anti-dilutive. For the years presented, the gain on derivative instruments is not included in net loss available to common shareholders for purposes of computing dilutive loss per share because its effect is anti-dilutive.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations:

	Year ended September 30,
	2020	2019
Loss per share – basic and diluted
Net loss available to common shareholders	$(30,276,978)	$(22,134,640)
Weighted average shares outstanding	36,759,115	31,174,394
Basic and diluted loss per common share	$(0.82)	$(0.71)

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net loss per share excludes the following dilutive securities because their inclusion would have been anti-dilutive as of September 30:

	2020	2019
Options and Warrants	7,221,696	7,164,544
Unvested Restricted Stock	308,814	304,500
Total	7,530,510	7,469,044

15.	SUBSEQUENT EVENTS

In December 2020, the Company sold 1,000,000 shares of common stock at a public offering price of $14.65 per share and received aggregate net proceeds of approximately $13.6 million. Under the terms of the Underwriting Agreement the Company granted the Underwriters a 30-day option to purchase up to an additional 150,000 shares of common stock at the public offering price to cover over-allotments.

In accordance with Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 29th day of December 2020.

CEL-SCI CORPORATION

By:	/s/ Geert Kersten
Geert Kersten, Chief Executive Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geert R. Kersten	Chief Executive, Principal
Geert R. Kersten	Accounting, Principal Financial
	Officer and a Director	December 29, 2020

/s/ Peter R. Young	Director	December 29, 2020
Dr. Peter R. Young

/s/ Bruno Baillavoine	Director	December 29, 2020
Bruno Baillavoine

/s/ Robert Watson	Director	December 29, 2020
Robert Watson

CEL-SCI CORPORATION

FORM 10-K

EXHIBITS