Form 10-Q/A
period 2019-12-31
CEL SCI CORP
filed 2020-12-30
CIK 725363

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

EXPLANATORY NOTE

This amended 10-Q is filed to correct the manner in which the Company accounted for the adoption of ASC 842. See Note I. Restatement, to the accompanying financial statements, for further information.

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION
CONDENSED BALANCE SHEETS

	RESTATED
	DECEMBER 31,	SEPTEMBER 30,
ASSETS	2019	2019
	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$9,383,378	$8,444,774
Receivables	91,043	62,765
Prepaid expenses	367,093	524,953
Supplies used for R&D and manufacturing	905,875	782,363

Total current assets	10,747,389	9,814,855

Finance lease right of use assets	15,106,007	-
Operating lease right of use assets	945,991	-
Property and equipment, net	2,712,577	15,825,636
Patent costs, net	310,703	311,586
Deposits	1,670,917	1,670,917

Total Assets	$31,493,584	$27,622,994

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,438,685	$1,586,478
Accrued expenses	210,580	34,432
Due to employees	785,962	709,442
Derivative instruments, current portion	1,161,544	674,442
Lease liabilities, current portion	964,088	-
Other current liabilities	5,000	14,956

Total current liabilities	4,565,859	3,019,750

Derivative instruments, net of current portion	4,560,257	5,813,868
Finance lease obligations, net of current portion	12,453,708	13,508,156
Operating lease obligations, net of current portion	834,695	-
Other liabilities	125,000	147,553

Total liabilities	22,539,519	22,489,327

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value-200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized;
35,995,089 and 35,231,776 shares issued and outstanding
at December 31, 2019 and September 30, 2019, respectively	359,951	352,318
Additional paid-in capital	365,705,533	358,507,603
Accumulated deficit	(357,111,419)	(353,726,254)

Total stockholders' equity	8,954,065	5,133,667

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$31,493,584	$27,622,994

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2019 and 2018
(UNAUDITED)

	RESTATED
	2019	2018

Grant income	$35,506	$126,414

Operating Expenses:
Research and development	4,252,813	3,471,714
General and administrative	2,638,896	1,689,162
Total operating expenses	6,891,709	5,160,876

Operating loss	(6,856,203)	(5,034,462)

Other income	18,448	17,911
Gain on derivative instruments	766,509	5,556,306
Other non-operating gains	790,669	1,152,176
Interest expense, net	(250,783)	(446,029)

Net (loss) income available to common shareholders	$(5,531,360)	$1,245,902

Net (loss) income per common share
BASIC	$(0.16)	$0.04
DILUTED	$(0.16)	$0.02

Weighted average common shares outstanding
BASIC	35,084,279	27,985,327
DILUTED	35,098,608	29,929,353

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY
THREE MONTHS ENDED DECEMBER 31, 2019 AND 2018
(UNAUDITED)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT OCTOBER 1, 2019	35,231,776	$352,318	$358,507,603	$(353,726,254)	$5,133,667

Adoption of new accounting standard- RESTATED	-	-	-	2,146,195	2,146,195
Issuance of common stock	606,395	6,064	5,043,939	-	5,050,003
Warrant exercises	132,900	1,329	295,772	-	297,101
Equity based compensation - employees	-	-	1,800,225	-	1,800,225
401(k) contributions paid in common stock	4,474	45	40,892	-	40,937
Stock issued to nonemployees for service	15,819	158	84,289	-	84,447
Purchase of stock by officer	3,725	37	24,963	-	25,000
Share issuance costs	-	-	(92,150)	-	(92,150)
Net loss- RESTATED	-	-	-	(5,531,360)	(5,531,360)

RESTATED BALANCES AT DECEMBER 31, 2019	35,995,089	$359,951	$365,705,533	$(357,111,419)	$8,954,065

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT OCTOBER 1, 2018	28,034,487	$280,346	$331,312,184	$(331,591,614)	$916

Warrant exercises	298,682	2,987	646,766	-	649,753
401(k) contributions paid in common stock	12,279	123	35,118	-	35,241
Stock issued to nonemployees for service	62,784	628	201,752	-	202,380
Shares returned for settlement of clinical research costs	(564,905)	(5,649)	5,649	-	-
Equity based compensation - employees	-	-	573,660	-	573,660
Net income	-	-	-	1,245,902	1,245,902

BALANCES AT DECEMBER 31, 2018	27,843,327	$278,435	$332,775,129	$(330,345,712)	$2,707,852

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2019 and 2018
(UNAUDITED)

	RESTATED
	2019	2018

Net (loss) income	$(5,531,360)	$1,245,902
Adjustments to reconcile net (loss) income to
net cash used in operating activities:
Depreciation and amortization	502,540	154,821
Share-based payments for services	155,740	238,904
Equity based compensation	1,800,225	573,660
Common stock contributed to 401(k) plan	40,937	35,241
Gain on derivative instruments	(766,509)	(5,556,306)
Capitalized lease interest	-	34,223
(Increase)/decrease in assets:
Receivables	(28,278)	(10,105)
Prepaid expenses	86,567	(105,685)
Supplies used for R&D and manufacturing	(123,512)	(37,287)
Increase/(decrease) in liabilities:
Accounts payable	(393,064)	(734,770)
Accrued expenses	80,432	(127,600)
Due to employees	76,520	131,892
Other liabilities	(1,914)	(369)

Net cash used in operating activities	(4,101,676)	(4,157,479)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(101,820)	(6,132)
Proceeds from the sale of equipment	4,500	-
Expenditures for patent costs	(12,390)	(66,131)

Net cash used in investing activities	(109,710)	(72,263)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,050,003	-
Payments of stock issuance costs	(31,080)	(46,599)
Proceeds from the purchase of stock by officer	25,000	-
Proceeds from exercises of warrants	297,101	649,753
Payments on obligations under finance lease	(191,034)	(1,251)

Net cash provided by financing activities	5,149,990	601,903

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	938,604	(3,627,839)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,444,774	10,310,044

CASH AND CASH EQUIVALENTS, END OF PERIOD	$9,383,378	$6,682,205

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2019 and 2018

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
	RESTATED
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

Newly Adopted Accounting Pronouncements

Effective October 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases and its related amendments (collectively referred to as Topic 842 and codified as “ASC 842”). ASC 842 requires that lessees recognize right-of-use assets and lease liabilities that are measured at the present value of the future lease payments at the lease commencement date. Subsequent measurement, including the presentation of expenses and cash flows, depends on the classification of the lease as either a finance lease or an operating lease. The Company elected the optional transition method that allows for a cumulative-effect adjustment in the period of adoption and did not restate prior periods. The Company also elected the transition package of three practical expedients which eliminates the requirements to reassess prior conclusions about lease identification, lease classification, and initial direct costs. Further, the Company elected a short-term lease exception policy, permitting the option to not apply the recognition requirements of this standard to short-term leases (i.e., leases with terms of 12 months or less) and an accounting policy to account for lease and non-lease components as a single component. The Company’s lease portfolio includes both finance and operating leases. The impact of adopting ASC 842 was to increase long term assets by approximately $3.0 million, increase total liabilities by approximately $0.9 million and record a cumulative effect adjustment of approximately $2.1 million to opening accumulated deficit. The adoption of ASC 842 did not have a significant impact on the Company’s statements of operations or cash flows. Refer to Note I for details regarding the restatement as a result of an error relating to the adoption of ASC 842.

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

The Company leases a manufacturing facility near Baltimore, Maryland (the San Tomas lease). The building was remodeled in accordance with the Company’s specifications so that it can be used by the Company to manufacture Multikine for the Company’s Phase 3 clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and requires annual base rent to escalate each year at 3%. The Company is required to pay all real estate and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease, which expires in October 2028. Upon lease inception in October 2008, the Company contributed approximately $9.3 million towards the tenant-directed improvements, of which $3.2 million, plus interest, is being refunded during years six through twenty through reduced rental payments. As of December 31, 2019, approximately $2.7 million is remaining to be refunded through the duration of the lease term. This lease is classified as a finance lease. As of October 1, 2019, the initial improvements have a net book value of approximately $2.1 million and are included in leasehold improvements within property and equipment, net on the balance sheet.

Upon adoption of ASC 842 on October 1, 2019, the Company recorded a finance lease right of use asset of approximately $15.5 million and a finance lease liability of approximately $13.5 million. As of December 31, 2019, the net book value of the finance lease right of use asset is approximately $15.1 million and the balance of the finance lease liability is approximately $13.3 million, of which approximately $0.8 million is current. These amounts include the San Tomas lease as well as several other smaller finance leases for office equipment. The finance right of use assets are being depreciated using a straight-line method over the underlying lease terms. Total cash paid related to finance leases during the three months ended December 31, 2019 was approximately $468,000, of which approximately $295,000 was for interest. The weighted average discount rate of the Company’s finance leases is 8.8% and the weighted average time to maturity is 8.8 years.

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

G.      PATENTS

During the three months ended December 31, 2019 and 2018, no patent impairment charges were recorded. For the three months ended December 31, 2019 and 2018, amortization of patent costs totaled approximately $13,000 and $12,000, respectively. Approximate estimated future amortization expense is as follows:

Nine months ending September 30, 2020	$39,000
Year ending September 30,
2021	49,000
2022	45,000
2023	35,000
2024	27,000
2025	24,000
Thereafter	92,000
Total	$311,000

H.             (LOSS) EARNINGS PER COMMON SHARE

The following tables provide the details of the basic and diluted (loss) earnings per-share computations:

	Three months ended December 31,
	2019	2018
(Loss) earnings per share - basic
Net (loss) earnings available to common shareholders - basic	$(5,531,360)	$1,245,902
Weighted average shares outstanding - basic	35,084,279	27,985,327
Basic (loss) earnings per common share	$(0.16)	$0.04

(Loss) earnings per share - diluted
Net (loss) earnings available to common shareholders - basic	$(5,531,360)	$1,245,902
Gain on derivatives (1)	(243)	(723,879)
Net (loss) earnings available to common shareholders - diluted	$(5,531,603)	$522,023

Weighted average shares outstanding - basic	35,084,279	27,985,327
Incremental shares underlying dilutive-warrants and options (1)	14,329	1,944,026
Weighted average shares outstanding - diluted	35,098,608	29,929,353
Diluted (loss) earnings per common share	$(0.16)	$0.02

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

I. RESTATEMENT

In October 2008, the Company entered into an agreement whereby the Company leased a building owned by a third party. The Company accounted for the lease arrangement in accordance with the build-to-suit guidance in ASC 840-40-55. On October 1, 2019, the Company adopted ASC 842 using the modified retrospective transition approach. Upon adoption of ASC 842, the Company determined the arrangement should be accounted for as a finance lease.

In December 2020, the Company determined that the opening finance right of use (ROU) asset and total stockholders’ equity balances were understated by approximately $2.04 million as of October 1, 2019, the date of adoption. The following is a summary of the components of the understated balances:

●
The unamortized value of approximately $0.6 million relating to the issuance of warrants to the landlord should have been capitalized and included as part of the finance ROU asset as of October 1, 2019.
●
The unamortized value of approximately $1.4 million relating to a payment made to the landlord at lease inception, which the Company is recovering in the form of reduced rent, should have been capitalized and included as part of the finance ROU asset as of October 1, 2019.

The changes do not impact any prior year’s financial statements but are an adjustment to the opening finance ROU asset and accumulated deficit balances effective October 1, 2019. As a result of the changes to the opening finance ROU asset and accumulated deficit balances, the accompanying financial statements for the three months ended December 31, 2019 have been restated to reflect the correction of the error. The following is a summary of the restatement:

	December 31, 2019
BALANCE SHEET	PREVIOUSLY REPORTED	ADJUSTMENT	RESTATED
Finance lease right of use assets	$ 13,120,256	$ 1,985,751	$ 15,106,007
Total assets	29,507,833	1,985,751	31,493,584
Accumulated deficit	(359,097,170)	1,985,751	(357,111,419)
Total stockholders' equity	6,968,314	1,985,751	8,954,065
Total liabilities and stockholders' equity	29,507,833	1,985,751	31,493,584

	Three Months Ended December 31, 2019
STATEMENT OF OPERATIONS	PREVIOUSLY REPORTED	ADJUSTMENT	RESTATED
Research and development expenses	$ 4,196,613	$ 56,200	$ 4,252,813
Total operating expenses	6,835,509	56,200	6,891,709
Operating loss	(6,800,003)	(56,200)	(6,856,203)
Net loss available to common shareholders	(5,475,160)	(56,200)	(5,531,360)

Net loss per share - basic and diluted	$ (0.16)		$ (0.16)

The impact, as a result of the restatement, to the accompanying Statement of Cash Flows is an increase to net loss offset by an increase to depreciation and amortization expense of $56,200 resulting in no impact to the cash used in operating activities.

In addition, the cumulative effect adjustment to the opening accumulated deficit balance in the statement of stockholders' equity as of October 1, 2019 increased $2.0 million from $0.1 million (previously reported) to $2.1 million (restated).

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

Results of Operations and Financial Condition

During the three months ended December 31, 2019, research and development expenses increased by approximately $0.8 million, or 23%, compared to the three months ended December 31, 2018. Major components of this increase include approximately $0.7 million of cost incurred preparing the manufacturing facility for the potential commercial manufacture of Multikine, $0.5 million increase in employee stock option expense and $0.3 million increase in depreciation expense on the manufacturing facility as a result of adopting the new leasing standard. These increases were offset by a decrease of approximately $0.7 million in expenses related to the Company’s on-going Phase 3 clinical trial.

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

	Three months ended December 31,
	2019	2018

MULTIKINE	$4,012,644	$3,250,278
LEAPS	240,169	221,436

TOTAL	$4,252,813	$3,471,714

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Principal Executive and Principal Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2019. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Due to the material weaknesses outlined below, CEL-SCI’s Principal Executive and Principal Financial Officer has concluded that CEL-SCI’s disclosure controls and procedures were not effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

CEL-SCI’s management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting. As defined by the Securities and Exchange Commission, internal control over financial reporting is a process designed by, or under the supervision of CEL-SCI’s Principal Executive and Principal Financial Officer and implemented by CEL-SCI’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of CEL-SCI’s financial statements in accordance with U.S. generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including CEL-SCI’s Principal Executive and Principal Financial Officer, CEL-SCI evaluated the effectiveness of its internal control over financial reporting as of December 31, 2019 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of CEL-SCI’s internal control over financial reporting and testing of the operational effectiveness of those controls. Due to the material weaknesses noted below, CEL-SCI's Principal Executive and Principal Financial Officer concluded that as of such date, CEL-SCI's internal controls over financial reporting were not effective.

Material Weaknesses in Internal Control Over Financial Reporting

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

When calculating the right of use (ROU) asset under ASC 842 during the preparation of the year-end financial statements, CEL-SCI determined that the opening finance ROU asset and total stockholders’ equity balances were understated by approximately $2.04 million as of October 1, 2019, the date of adoption. The changes do not impact any prior year’s financial statements but are an adjustment to the opening finance ROU asset and accumulated deficit balances effective October 1, 2019. As a result of the changes to the opening finance ROU asset and accumulated deficit balances, the financial statements filed for the quarter ended December 31, 2019 were restated. The failure to properly value the finance ROU asset as of October 1, 2019 under ASC 842 is a control deficiency that constitutes a material weakness.

In order to remediate this material weakness, CEL-SCI will change certain control activities over financial reporting to include the following:

●
CEL-SCI will thoroughly review all leases against the guidance in ASC 842.
●
CEL-SCI will engage additional outside financial reporting specialists to assist in the review process.
●
CEL-SCI will provide additional training for those involved in the review process of new leases.

CEL-SCI is committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weaknesses are remediated as soon as possible.

Based on the evaluation of CEL-SCI’s internal control over financial reporting as of December 31, 2019, and the material weaknesses identified above, CEL-SCI's Principal Executive and Principal Financial Officer has concluded that as of such date, CEL-SCI's internal control over financial reporting was not effective.

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

CEL-SCI CORPORATION

Date: December 30, 2020	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer*

* Also signing in the capacity of the Principal Financial Officer.