Form 10-Q/A
period 2020-03-31
CEL SCI CORP
filed 2020-12-30
CIK 725363

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

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION
CONDENSED BALANCE SHEETS

	RESTATED
	MARCH 31,	SEPTEMBER 30,
ASSETS	2020	2019
	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$14,329,870	$8,444,774
Receivables	62,289	62,765
Prepaid expenses	565,246	524,953
Supplies used for R&D and manufacturing	849,548	782,363

Total current assets	15,806,953	9,814,855

Finance lease right of use assets	14,670,746	-
Operating lease right of use assets	899,508	-
Property and equipment, net	3,286,273	15,825,636
Patent costs, net	312,380	311,586
Deposits	1,670,917	1,670,917

Total Assets	$36,646,777	$27,622,994

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,139,914	$1,586,478
Accrued expenses	316,866	34,432
Due to employees	675,408	709,442
Derivative instruments, current portion	2,156,857	674,442
Lease liabilities, current portion	977,264	-
Other current liabilities	5,000	14,956

Total current liabilities	5,271,309	3,019,750

Derivative instruments, net of current portion	4,067,436	5,813,868
Finance lease obligations, net of current portion	12,232,493	13,508,156
Operating lease obligations, net of current portion	812,479	-
Other liabilities	125,000	147,553

Total liabilities	22,508,717	22,489,327

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value-200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized;
37,336,411 and 35,231,776 shares issued and outstanding
at March 31, 2020 and September 30, 2019, respectively	373,365	352,318
Additional paid-in capital	379,943,932	358,507,603
Accumulated deficit	(366,179,237)	(353,726,254)

Total stockholders' equity	14,138,060	5,133,667

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$36,646,777	$27,622,994

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2020 and 2019
(UNAUDITED)

	RESTATED
	2020	2019

Grant income	$334,232	$277,183

Operating Expenses:
Research and development	8,711,360	6,304,260
General and administrative	5,197,418	3,313,985
Total operating expenses	13,908,778	9,618,245

Operating loss	(13,574,546)	(9,341,062)

Other income	36,896	36,127
(Loss)/gain on derivative instruments	(2,282,518)	4,589,135
Other non-operating gains	1,725,180	421,353
Interest expense, net	(504,190)	(907,332)
Net loss	(14,599,178)	(5,201,779)

Modification of warrants	(21,734)	-

Net loss available to common shareholders	$(14,620,912)	$(5,201,779)

Net loss per common share
BASIC	$(0.41)	$(0.18)
DILUTED	$(0.41)	$(0.19)

Weighted average common shares outstanding
BASIC	35,621,711	28,543,417
DILUTED	35,621,711	28,548,818

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2020 and 2019
(UNAUDITED)

	RESTATED
	2020	2019

Grant income	$298,726	$150,769

Operating Expenses:
Research and development	4,458,547	2,832,546
General and administrative	2,558,522	1,624,823
Total operating expenses	7,017,069	4,457,369

Operating loss	(6,718,343)	(4,306,600)

Other income	18,448	18,216
Loss on derivative instruments	(3,049,027)	(967,171)
Other non-operating gains (losses)	934,511	(730,823)
Interest expense, net	(253,407)	(461,303)
Net loss	(9,067,818)	(6,447,681)

Modification of warrants	(21,734)	-

Net loss available to common shareholders	$(9,089,552)	$(6,447,681)

Net loss per common share
BASIC	$(0.25)	$(0.22)
DILUTED	$(0.25)	$(0.22)

Weighted average common shares outstanding
BASIC	36,165,050	29,113,910
DILUTED	36,165,050	29,113,910

See notes to condensed financial statements.

CEL-SCI CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT OCTOBER 1, 2019	35,231,776	$352,318	$358,507,603	$(353,726,254)	$5,133,667

Adoption of new accounting standard- RESTATED				2,146,195	2,146,195
Issuance of common stock	606,395	6,064	5,043,939	-	5,050,003
Warrant exercises	132,900	1,329	295,772	-	297,101
Equity based compensation - employees	-	-	1,800,225	-	1,800,225
401(k) contributions paid in common stock	4,474	45	40,892	-	40,937
Stock issued to nonemployees for service	15,819	158	84,289	-	84,447
Purchase of stock by officer	3,725	37	24,963	-	25,000
Share issuance costs	-	-	(92,150)	-	(92,150)
Net loss- RESTATED	-	-	-	(5,531,360)	(5,531,360)

RESTATED BALANCES DECEMBER 31, 2019	35,995,089	359,951	365,705,533	(357,111,419)	8,954,065

Proceeds from the sale of common stock	721,459	7,215	7,860,414	-	7,867,629
Warrant exercises	562,100	5,621	4,313,085	-	4,318,706
Equity based compensation - employees	-	-	1,780,979	-	1,780,979
401(k) contributions paid in common stock	3,376	34	38,925	-	38,959
Stock issued to nonemployees for service	17,120	171	234,853	-	235,024
Purchase of stock by officers and directors	16,787	168	159,822	-	159,990
Option exercises	20,480	205	49,693	-	49,898
Share issuance costs	-	-	(199,372)	-	(199,372)
Net loss - RESTATED	-	-		(9,067,818)	(9,067,818)

RESTATED BALANCES AT MARCH 31, 2020	37,336,411	$373,365	$379,943,932	$(366,179,237)	$14,138,060

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT OCTOBER 1, 2018	28,034,487	$280,346	$331,312,184	$(331,591,614)	$916

Warrant exercises	298,682	2,987	646,766	-	649,753
401(k) contributions paid in common stock	12,279	123	35,118	-	35,241
Stock issued to nonemployees for service	62,784	628	201,752	-	202,380
Shares returned for settlement of clinical research costs	(564,905)	(5,649)	5,649	-	-
Equity based compensation - employees	-	-	573,660	-	573,660
Net income	-	-	-	1,245,902	1,245,902

BALANCES AT DECEMBER 31, 2018	27,843,327	278,435	332,775,129	(330,345,712)	2,707,852

Warrant exercises	1,523,933	15,239	2,640,395	-	2,655,634
401(k) contributions paid in common stock	10,419	104	36,779	-	36,883
Stock issued to nonemployees for service	77,449	774	224,855	-	225,629
Equity based compensation - employees	(3,500)	(35)	530,865	-	530,830
Shares issued for settlement of clinical research costs	500,000	5,000	1,285,000	-	1,290,000
Share issuance costs	-	-	(43,625)	-	(43,625)
Net loss	-	-	-	(6,447,681)	(6,447,681)

BALANCES AT MARCH 31, 2019	29,951,628	$299,517	$337,449,398	$(336,793,393)	$955,522

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2020 and 2019
(UNAUDITED)

	RESTATED
	2020	2019

Net loss	$(14,599,178)	$(5,201,779)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	1,064,231	316,083
Share-based payments for services	347,227	511,424
Equity based compensation	3,581,204	1,104,490
Common stock contributed to 401(k) plan	79,896	72,124
Shares issued for settlement of clinical research costs	-	1,290,000
Loss (Gain) on derivative instruments	2,282,518	(4,589,135)
Capitalized lease interest	-	64,432
(Increase)/decrease in assets:
Receivables	476	(4,579)
Prepaid expenses	96,951	(74,741)
Supplies used for R&D and manufacturing	(67,185)	(115,774)
Increase/(decrease) in liabilities:
Accounts payable	(765,872)	(1,489,234)
Accrued expenses	20,110	82,580
Due to employees	(34,034)	245,074
Other liabilities	3,438	(1,057)

Net cash used in operating activities	(7,990,218)	(7,790,092)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(752,797)	(160,920)
Expenditures for patent costs	(13,996)	(67,661)

Net cash used in investing activities	(766,793)	(228,581)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	12,917,632	-
Payments of stock issuance costs	(190,553)	(80,224)
Proceeds from the purchase of stock by officers and directors	184,990	-
Proceeds from exercises of warrants	2,069,272	3,305,387
Proceeds from exercises of options	49,898	-
Payments on obligations under finance lease	(389,132)	(2,521)

Net cash provided by financing activities	14,642,107	3,222,642

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,885,096	(4,796,031)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,444,774	10,310,044

CASH AND CASH EQUIVALENTS, END OF PERIOD	$14,329,870	$5,514,013

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2020 and 2019

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	RESTATED
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

Upon adoption of ASC 842 on October 1, 2019, the Company recorded a finance lease right of use asset of approximately $15.5 million and a finance lease liability of approximately $13.5 million. As of March 31, 2020, the net book value of the finance lease right of use asset is approximately $14.7 million and the balance of the finance lease liability is approximately $13.1 million, of which approximately $0.9 million is current. These amounts include the San Tomas lease as well as several other smaller finance leases for office equipment. The finance right of use assets are being depreciated using a straight-line method over the underlying lease terms. Total cash paid related to finance leases during the six months ended March 31, 2020 was approximately $940,000, of which approximately $586,000 was for interest. The weighted average discount rate of the Company’s finance leases is 8.8% and the weighted average time to maturity is 8.8 years.

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

Six months ending September 30, 2020	$26,000
Year ending September 30,
2021	50,000
2022	46,000
2023	36,000
2024	28,000
2025	25,000
Thereafter	101,000
Total	$312,000

 H.   LOSS PER COMMON SHARE

The following tables provide the details of the basic and diluted loss per-share computations:

	Six months ended March 31,		Three months ended March 31,
	2020	2019	2020	2019
Loss per share - basic
Net loss available to common shareholders - basic	$(14,620,912)	$(5,201,779)	$(9,089,552)	$(6,447,681)
Weighted average shares outstanding - basic	35,621,711	28,543,417	36,165,050	29,113,910
Basic loss per common share	$(0.41)	$(0.18)	$(0.25)	$(0.22)

Loss per share - diluted
Net loss available to common shareholders - basic	$(14,620,912)	$(5,201,779)	$(9,089,552)	$(6,447,681)
Gain on derivatives (1)	-	(335,560)	-	-
Net loss available to common shareholders - diluted	$(14,620,912)	$(5,537,339)	$(9,089,552)	$(6,447,681)

Weighted average shares outstanding - basic	35,621,711	28,543,417	36,165,050	29,113,910
Incremental shares underlying dilutive "in the money" warrants (1)	-	5,401	-	-
Weighted average shares outstanding - diluted	35,621,711	28,548,818	36,165,050	29,113,910
Diluted loss per common share	$(0.41)	$(0.19)	$(0.25)	$(0.22)

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

The changes do not impact any prior year’s financial statements but are an adjustment to the opening finance ROU asset and accumulated deficit balances effective October 1, 2019. As a result of the changes to the opening finance ROU asset and accumulated deficit balances, the accompanying financial statements for the six and three months ended March 31, 2020 have been restated to reflect the correction of the error. The following is a summary of the restatement:

	March 31, 2020
BALANCE SHEET	PREVIOUSLY REPORTED	ADJUSTMENT	RESTATED
Finance lease right of use assets	$ 12,741,195	$ 1,929,551	$ 14,670,746
Total assets	34,717,226	1,929,551	36,646,777
Accumulated deficit	(368,108,788)	1,929,551	(366,179,237)
Total stockholders' equity	12,208,509	1,929,551	14,138,060
Total liabilities and stockholders' equity	34,717,226	1,929,551	36,646,777

	Six Months Ended March 31, 2020			Three Months Ended March 31, 2020
STATEMENT OF OPERATIONS	PREVIOUSLY REPORTED	ADJUSTMENT	RESTATED	PREVIOUSLY REPORTED	ADJUSTMENT	RESTATED
Research and development expenses	$ 8,598,960	$ 112,400	$ 8,711,360	$ 4,402,347	$ 56,200	$ 4,458,547
Total operating expenses	13,796,378	112,400	13,908,778	6,960,869	56,200	7,017,069
Operating loss	(13,462,146)	(112,400)	(13,574,546)	(6,662,143)	(56,200)	(6,718,343)
Net loss	(14,486,778)	(112,400)	(14,599,178)	(9,011,618)	(56,200)	(9,067,818)
Net loss available to common shareholders	(14,508,512)	(112,400)	(14,620,912)	(9,033,352)	(56,200)	(9,089,552)

Net loss per share - basic and diluted	$ (0.41)		$ (0.41)	$ (0.25)		$ (0.25)

The impact, as a result of the restatement, to the accompanying Statement of Cash Flows is an increase to net loss offset by an increase to depreciation and amortization expense of $112,400 resulting in no impact to the cash used in operating activities.

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

Results of Operations and Financial Condition

During the six months ended March 31, 2020, research and development expenses increased by approximately $2.4 million, or 38%, compared to the six months ended March 31, 2019. Major components of this increase include approximately $1.2 million of costs incurred to prepare the manufacturing facility for the potential commercial manufacture of Multikine, $1.1 million increase in employee stock compensation expense, $0.6 million increase in depreciation expense resulting from the adoption of the new leasing standard and an increase in approximately $0.2 million in other miscellaneous research and development expenses. These increases were offset by a decrease of approximately $0.7 million in expenses related to the Company’s on-going Phase 3 clinical trial. During the three months ended March 31, 2020, research and development expenses increased by approximately $1.6 million, or 57%, compared to the three months ended March 31, 2019. Major components of this increase include approximately $0.6 million of costs incurred to prepare the manufacturing facility for the potential commercial manufacture of Multikine, $0.5 million increase in employee stock compensation expense, $0.3 million increase in depreciation expense resulting from adoption of the new leasing standard and an increase in approximately $0.2 million in other miscellaneous research and development expenses.

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

	Six months ended March 31,		Three months ended March 31,
	2020	2019	2020	2019
MULTIKINE	$7,960,163	$5,839,245	$3,947,519	$2,588,967
LEAPS	751,197	465,015	511,028	243,579
TOTAL	$8,711,360	$6,304,260	$4,458,547	$2,832,546

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

Under the supervision and with the participation of management, including CEL-SCI’s Principal Executive and Principal Financial Officer, CEL-SCI evaluated the effectiveness of its internal control over financial reporting as of March 31, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of CEL-SCI’s internal control over financial reporting and testing of the operational effectiveness of those controls. Due to the material weaknesses noted below, CEL-SCI's Principal Executive and Principal Financial Officer concluded that as of such date, CEL-SCI's internal controls over financial reporting were not effective.

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

When calculating the right of use (ROU) asset under ASC 842 during the preparation of the year-end financial statements, CEL-SCI determined that the opening finance ROU asset and total stockholders’ equity balances were understated by approximately $2.04 million as of October 1, 2019, the date of adoption. The changes do not impact any prior year’s financial statements but are an adjustment to the opening finance ROU asset and accumulated deficit balances effective October 1, 2019. As a result of the changes to the opening finance ROU asset and accumulated deficit balances, the financial statements filed for the quarter ended March 31, 2020 were restated. The failure to properly value the finance ROU asset as of October 1, 2019 under ASC 842 is a control deficiency that constitutes a material weakness.

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

Based on the evaluation of CEL-SCI’s internal control over financial reporting as of March 31, 2020, and the material weaknesses identified above, CEL-SCI's Principal Executive and Principal Financial Officer has concluded that as of such date, CEL-SCI's internal control over financial reporting was not effective.

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