Form 10-Q/A
period 2020-06-30
CEL SCI CORP
filed 2020-12-31
CIK 725363

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

 Vienna, VA 22182

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

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION
CONDENSED BALANCE SHEETS
	RESTATED
	JUNE 30,	SEPTEMBER 30,
ASSETS	2020	2019
	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$20,136,789	$8,444,774
Receivables	255,007	62,765
Prepaid expenses	1,505,878	524,953
Supplies used for R&D and manufacturing	787,011	782,363

Total current assets	22,684,685	9,814,855

Finance lease right of use assets	14,241,298	-
Operating lease right of use assets	1,237,339	-
Property and equipment, net	3,762,633	15,825,636
Patent costs, net	311,346	311,586
Deposits	1,670,917	1,670,917

Total Assets	$43,908,218	$27,622,994

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$943,821	$1,586,478
Accrued expenses	232,252	34,432
Due to employees	543,132	709,442
Derivative instruments, current portion	1,924,160	674,442
Lease liabilities, current portion	1,007,868	-
Other current liabilities	-	14,956

Total current liabilities	4,651,233	3,019,750

Derivative instruments, net of current portion	5,094,172	5,813,868
Finance lease obligations, net of current portion	11,995,197	13,508,156
Operating lease obligations, net of current portion	1,154,325	-
Other liabilities	125,000	147,553

Total liabilities	23,019,927	22,489,327

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value-200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized;
38,522,236 and 35,231,776 shares issued and outstanding
at June 30, 2020 and September 30, 2019, respectively	385,223	352,318
Additional paid-in capital	396,959,284	358,507,603
Accumulated deficit	(376,456,216)	(353,726,254)

Total stockholders’ equity	20,888,291	5,133,667

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,908,218	$27,622,994

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2020 and 2019
(UNAUDITED)
	RESTATED
	2020	2019

Grant income	$530,106	$386,121

Operating Expenses:
Research and development	12,680,430	9,269,772
General and administrative	8,389,821	5,667,510
Total operating expenses	21,070,251	14,937,282

Operating loss	(20,540,145)	(14,551,161)

Other income	38,741	54,575
Loss on derivative instruments	(3,565,347)	(3,316,384)
Warrant inducement expense	(805,753)	-
Other non-operating gains	774,245	1,877,197
Interest expense, net	(777,898)	(1,350,774)
Net loss	(24,876,157)	(17,286,547)

Modification of warrants	(21,734)	-

Net loss available to common shareholders	$(24,897,891)	$(17,286,547)

Net loss per common share - basic and diluted	$(0.69)	$(0.58)

Weighted average common shares outstanding - basic and diluted	36,230,092	30,046,241

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2020 and 2019
(UNAUDITED)
	RESTATED
	2020	2019

Grant income	$195,874	$108,938

Operating Expenses:
Research and development	3,969,070	2,965,512
General and administrative	3,192,403	2,353,525
Total operating expenses	7,161,473	5,319,037

Operating loss	(6,965,599)	(5,210,099)

Other income	1,845	18,448
Loss on derivative instruments	(1,282,829)	(7,905,519)
Warrant inducement expense	(805,753)	-
Other non-operating (losses) gains	(950,935)	1,455,844
Interest expense, net	(273,708)	(443,442)

Net loss available to common shareholders	$(10,276,979)	$(12,084,768)

Net loss per common share - basic and diluted	$(0.27)	$(0.37)

Weighted average common shares outstanding - basic and diluted	37,453,539	33,051,888

See notes to condensed financial statements.

CEL-SCI CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT OCTOBER 1, 2019	35,231,776	$352,318	$358,507,603	$(353,726,254)	$5,133,667

Adoption of new accounting standard - RESTATED				2,146,195	2,146,195
Issuance of common stock	606,395	6,064	5,043,939	-	5,050,003
Warrant exercises	132,900	1,329	295,772	-	297,101
Equity based compensation - employees	-	-	1,800,225		1,800,225
401(k) contributions paid in common stock	4,474	45	40,892	-	40,937
Stock issued to nonemployees for service	15,819	158	84,289	-	84,447
Purchase of stock by officer	3,725	37	24,963	-	25,000
Share issuance costs	-	-	(92,150)	-	(92,150)
Net loss - RESTATED	-	-	-	(5,531,360)	(5,531,360)

RESTATED BALANCES AT DECEMBER 31, 2019	35,995,089	359,951	365,705,533	(357,111,419)	8,954,065

Proceeds from the sale of common stock	721,459	7,215	7,860,414	-	7,867,629
Warrant exercises	562,100	5,621	4,313,085	-	4,318,706
Equity based compensation - employees	-	-	1,780,979	-	1,780,979
401(k) contributions paid in common stock	3,376	34	38,925	-	38,959
Stock issued to nonemployees for service	17,120	171	234,853	-	235,024
Purchase of stock by officers and directors	16,787	168	159,822	-	159,990
Option exercises	20,480	205	49,693	-	49,898
Share issuance costs	-	-	(199,372)	-	(199,372)
Net loss - RESTATED	-	-		(9,067,818)	(9,067,818)

RESTATED BALANCES AT MARCH 31, 2020	37,336,411	373,365	379,943,932	(366,179,237)	14,138,060

Proceeds from the sale of common stock	94,575	946	1,073,861	-	1,074,807
Warrant exercises	849,845	8,498	10,147,777	-	10,156,275
Equity based compensation - employees	-	-	3,109,127	-	3,109,127
401(k) contributions paid in common stock	2,875	29	42,866	-	42,895
Stock issued to nonemployees for service	14,811	148	205,233	-	205,381
Shares issued for settlement of clinical research costs	150,000	1,500	1,768,000	-	1,769,500
Option exercises	73,719	737	275,678	-	276,415
Modification of warrants	-	-	5,554	-	5,554
Warrant issuances	-	-	805,753	-	805,753
Share issuance costs	-	-	(418,497)	-	(418,497)
Net loss - RESTATED	-	-		(10,276,979)	(10,276,979)

RESTATED BALANCES AT JUNE 30, 2020	38,522,236	$385,223	$396,959,284	$(376,456,216)	$20,888,291

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

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2020 and 2019
(UNAUDITED)
	RESTATED
	2020	2019

Net loss	$(24,876,157)	$(17,286,547)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	1,610,855	513,028
Share-based payments for services	623,146	688,070
Equity based compensation	6,690,331	2,626,311
Common stock contributed to 401(k) plan	122,791	108,485
Shares issued for settlement of clinical research costs	1,769,500	1,290,000
Loss on derivative instruments	3,565,347	3,316,384
Warrants inducement expense	805,753	-
Warrant modification expense	5,554	-
Capitalized lease interest	-	95,742
(Increase)/decrease in assets:
Receivables	(192,242)	393
Prepaid expenses	(969,219)	11,047
Supplies used for R&D and manufacturing	(4,648)	(109,587)
Increase/(decrease) in liabilities:
Accounts payable	(761,675)	(3,567,182)
Accrued expenses	87,820	(113,280)
Due to employees	(166,310)	(3,914)
Other liabilities	(815)	(2,544)

Net cash used in operating activities	(11,689,969)	(12,433,594)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,530,327)	(171,321)
Expenditures for patent costs	(39,975)	(115,476)

Net cash used in investing activities	(1,570,302)	(286,797)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	13,992,439	-
Payments of stock issuance costs	(695,447)	(90,224)
Proceeds from the purchase of stock by officers and directors	184,990	234,997
Proceeds from exercises of warrants	11,736,757	11,657,590
Proceeds from exercises of options	326,313	97,290
Payments on obligations under finance lease	(592,766)	(3,811)

Net cash provided by financing activities	24,952,286	11,895,842

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,692,015	(824,549)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,444,774	10,310,044

CASH AND CASH EQUIVALENTS, END OF PERIOD	$20,136,789	$9,485,495

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

Upon adoption of ASC 842 on October 1, 2019, the Company recorded a finance lease right of use asset of approximately $15.5 million and a finance lease liability of approximately $13.5 million. As of June 30, 2020, the net book value of the finance lease right of use asset is approximately $14.2 million and the balance of the finance lease liability is approximately $12.9 million, of which approximately $0.9 million is current. These amounts include the San Tomas lease as well as several other smaller finance leases for office equipment. The finance right of use assets are being depreciated using a straight-line method over the underlying lease terms. Total cash paid related to finance leases during the nine months ended June 30, 2020 was approximately $1,414,000, of which approximately $873,000 was for interest. The weighted average discount rate of the Company’s finance leases is 8.8% and the weighted average time to maturity is 8.3 years.

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

In December 2020, the Company determined that the opening finance right of use (ROU) asset and total stockholders’ equity balances were understated by approximately $2.04 million as of October 1, 2019, the date of adoption. The following is a summary of the components of the understated balances:

•	The unamortized value of approximately $0.6million relating to the issuance of warrants to the landlord should have been capitalized and included as part of the finance ROU asset as of October 1, 2019.

•	The unamortized value of approximately $1.4 million relating to a payment made to the landlord at lease inception, which the Company is recovering in the form of reduced rent, should have been capitalized and included as part of the finance ROU asset as of October 1, 2019.

The changes do not impact any prior year’s financial statements but are an adjustment to the opening finance ROU asset and accumulated deficit balances effective October 1, 2019. As a result of the changes to the opening finance ROU asset and accumulated deficit balances, the accompanying financial statements for the nine and three months ended June 30, 2020 have been restated to reflect the correction of the error.  The following is a summary of the restatement:

	June 30, 2020
BALANCE SHEET	PREVIOUSLY REPORTED	ADJUSTMENT	RESTATED
Finance lease right of use assets	$12,367,947	$1,873,351	$14,241,298
Total assets	42,034,867	1,873,351	43,908,218
Accumulated deficit	(378,329,567)	1,873,351	(376,456,216)
Total stockholders' equity	19,014,940	1,873,351	20,888,291
Total liabilities and stockholders' equity	42,034,867	1,873,351	43,908,218

	Nine Months Ended June 30, 2020
STATEMENT OF OPERATIONS	PREVIOUSLY REPORTED	ADJUSTMENT	RESTATED
Research and development expenses	$12,511,830	$168,600	$12,680,430
Total operating expenses	20,901,651	168,600	21,070,251
Operating loss	(20,371,545)	(168,600)	(20,540,145)
Net loss	(24,707,557)	(168,600)	(24,876,157)
Net loss available to common shareholders	(24,729,291)	(168,600)	(24,897,891)

Net loss per share - basic and diluted	$(0.68)		$(0.69)

	Three Months Ended June 30, 2020
STATEMENT OF OPERATIONS	PREVIOUSLY REPORTED	ADJUSTMENT	RESTATED
Research and development expenses	$3,912,870	$56,200	$3,969,070
Total operating expenses	7,105,273	56,200	7,161,473
Operating loss	(6,909,399)	(56,200)	(6,965,599)
Net loss available to common shareholders	(10,220,779)	(56,200)	(10,276,979)

Net loss per share - basic and diluted	$(0.27)		$(0.27)

The impact, as a result of the restatement, to the accompanying Statement of Cash Flows is an increase to net loss offset by an increase to depreciation and amortization expense of $168,600 resulting in no impact to the cash used in operating activities.

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

Results of Operations and Financial Condition

During the nine months ended June 30, 2020, research and development expenses increased by approximately $3.4 million, or 37%, compared to the nine months ended June 30, 2019. Major components of this increase include approximately $1.9 million of costs incurred to prepare the manufacturing facility for the potential commercial manufacture of Multikine, $1.8 million increase in employee stock compensation expense, $1.0 million increase in depreciation expense resulting from the adoption of the new leasing standard and an increase in approximately $0.4 million in other miscellaneous research and development expenses. These increases were offset by a decrease of approximately $1.7 million in expenses related to the Company’s on-going Phase 3 clinical trial.

During the three months ended June 30, 2020, research and development expenses increased by approximately $1.0 million, or 34%, compared to the three months ended June 30, 2019. Major components of this increase include approximately $0.7 million of costs incurred to prepare the manufacturing facility for the potential commercial manufacture of Multikine, $0.8 million increase in employee stock compensation expense, $0.3 million increase in depreciation expense resulting from adoption of the new leasing standard and an increase in approximately $0.2 million in other miscellaneous research and development expenses. These increases were offset by a decrease of approximately $1.0 in expenses related to the Company’s on-going Phase 3 clinical trial.

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

	Nine months ended June 30,		Three months ended June 30,
	2020	2019	2020	2019
MULTIKINE	$11,342,872	$8,524,706	$3,382,709	$2,685,461
LEAPS	1,337,558	745,066	586,361	280,051
TOTAL	$12,680,430	$9,269,772	$3,969,070	$2,965,512

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

Under the supervision and with the participation of management, including CEL-SCI’s Principal Executive and Principal Financial Officer, CEL-SCI evaluated the effectiveness of its internal control over financial reporting as of June 30, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of CEL-SCI’s internal control over financial reporting and testing of the operational effectiveness of those controls. Due to the material weaknesses noted below, CEL-SCI's Principal Executive and Principal Financial Officer concluded that as of such date, CEL-SCI's internal controls over financial reporting were not effective.

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

When calculating the right of use (ROU) asset under ASC 842 during the preparation of the year-end financial statements, CEL-SCI determined that the opening finance ROU asset and total stockholders’ equity balances were understated by approximately $2.04 million as of October 1, 2019, the date of adoption.  The changes do not impact any prior year’s financial statements but are an adjustment to the opening finance ROU asset and accumulated deficit balances effective October 1, 2019.  As a result of the changes to the opening finance ROU asset and accumulated deficit balances, the financial statements filed for the quarter ended June 30, 2020 were restated.  The failure to properly value the finance ROU asset as of October 1, 2019 under ASC 842 is a control deficiency that constitutes a material weakness.

In order to remediate this material weakness, CEL-SCI will change certain control activities over financial reporting to include the following:

•	CEL-SCI will thoroughly review all leases against the guidance in ASC 842.

•	CEL-SCI will engage additional outside financial reporting specialists to assist in the review process.

•	CEL-SCI will provide additional training for those involved in the review process of new leases.

CEL-SCI is committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weaknesses are remediated as soon as possible.

Based on the evaluation of CEL-SCI’s internal control over financial reporting as of June 30, 2020, and the material weaknesses identified above, CEL-SCI’s Principal Executive and Principal Financial Officer has concluded that as of such date, CEL-SCI's internal control over financial reporting was not effective.

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

