Form 10-Q
period 2020-12-31
CEL SCI CORP
filed 2021-02-12
CIK 725363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Class of Stock	No. Shares Outstanding	Date
Common	40,529,278	February 5, 2021

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION
CONDENSED BALANCE SHEETS

	DECEMBER 31,	SEPTEMBER 30,
ASSETS	2020	2020
	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$21,860,482	$15,508,909
Receivables	54,922	54,922
Prepaid expenses	629,894	1,313,432
Supplies used for R&D and manufacturing	1,152,837	820,052

Total current assets	23,698,135	17,697,315

Finance lease right of use assets	13,382,401	13,811,849
Operating lease right of use assets	1,160,305	1,198,958
Property and equipment, net	9,401,891	5,843,993
Patent costs, net	300,356	313,422
Deposits	1,670,917	1,670,917

Total Assets	$49,614,005	$40,536,454

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$3,092,856	$2,023,067
Accrued expenses	616,163	510,515
Due to employees	458,740	448,022
Derivative instruments, current portion	2,040,773	213,787
Lease liabilities, current portion	1,125,337	1,070,123

Total current liabilities	7,333,869	4,265,514

Derivative instruments, net of current portion	750,154	3,551,826
Finance lease obligations, net of current portion	11,495,840	11,753,100
Operating lease obligations, net of current portion	1,073,470	1,114,340
Other liabilities	125,000	125,000

Total liabilities	20,778,333	20,809,780

Commitments and Contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value-200,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized; 39,767,058 and 38,730,150 shares issued and outstanding at December 31, 2020 and September 30, 2020, respectively	397,671	387,302
Additional paid-in capital	418,210,168	401,174,675
Accumulated deficit	(389,772,167)	(381,835,303)

Total stockholders' equity	28,835,672	19,726,674

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$49,614,005	$40,536,454

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2020 and 2019
(UNAUDITED)

	2020	2019

Grant income	$-	$35,506

Operating Expenses:
Research and development	5,414,760	4,252,813
General and administrative	3,316,156	2,638,896
Total operating expenses	8,730,916	6,891,709

Operating loss	(8,730,916)	(6,856,203)

Other income	-	18,448
Gain on derivative instruments	932,836	766,509
Other non-operating gains	121,606	790,669
Interest expense, net	(260,390)	(250,783)

Net loss	(7,936,864)	(5,531,360)
Modification of warrants	(85,779)	-

Net loss available to common shareholders	$(8,022,643)	$(5,531,360)

Net loss per common share
BASIC	$(0.21)	$(0.16)
DILUTED	$(0.21)	$(0.16)

Weighted average common shares outstanding
BASIC	38,670,247	35,084,279
DILUTED	38,767,286	35,098,608

See notes to condensed financial statements.

CEL-SCI CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT OCTOBER 1, 2020	38,730,150	$387,302	$401,174,675	$(381,835,303)	$19,726,674

Proceeds from the sale of common stock	1,000,000	10,000	13,549,500	-	13,559,500
Warrant exercises	15,000	150	89,100	-	89,250
Equity based compensation - employees	(2,000)	(20)	3,296,329	-	3,296,309
401(k) contributions paid in common stock	3,564	36	41,635	-	41,671
Stock and options issued to nonemployees for service	15,044	150	152,300	-	152,450
Option exercises	5,300	53	23,458	-	23,511
Modification of warrants	-	-	192	-	192
Share issuance costs	-	-	(117,021)	-	(117,021)
Net loss	-	-	-	(7,936,864)	(7,936,864)

BALANCES AT DECEMBER 31, 2020	39,767,058	$397,671	$418,210,168	$(389,772,167)	$28,835,672
			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT OCTOBER 1, 2019	35,231,776	$352,318	$358,507,603	$(353,726,254)	$5,133,667

Adoption of new accounting standard				2,146,195	2,146,195
Issuance of common stock	606,395	6,064	5,043,939	-	5,050,003
Warrant exercises	132,900	1,329	295,772	-	297,101
Equity based compensation - employees	-	-	1,800,225	-	1,800,225
401(k) contributions paid in common stock	4,474	45	40,892	-	40,937
Stock issued to nonemployees for service	15,819	158	84,289	-	84,447
Purchase of stock by officer	3,725	37	24,963	-	25,000
Share issuance costs	-	-	(92,150)	-	(92,150)
Net loss	-	-	-	(5,531,360)	(5,531,360)

BALANCES AT DECEMBER 31, 2019	35,995,089	$359,951	$365,705,533	$(357,111,419)	$8,954,065

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2020 and 2019
(UNAUDITED)

	2020	2019

Net loss	$(7,936,864)	$(5,531,360)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	550,682	502,540
Share-based payments for services	248,660	155,740
Equity based compensation	3,296,309	1,800,225
Common stock contributed to 401(k) plan	41,671	40,937
Gain on derivative instruments	(932,836)	(766,509)
Modification of warrants	192	-
(Increase)/decrease in assets:
Receivables	532,328	(28,278)
Prepaid expenses	(332,785)	86,567
Supplies used for R&D and manufacturing	-	(123,512)
Increase/(decrease) in liabilities:
Accounts payable	532,679	(393,064)
Accrued expenses	143,028	80,432
Due to employees	10,718	76,520
Other liabilities	18,319	(1,914)

Net cash used in operating activities	(3,827,899)	(4,101,676)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,149,820)	(101,820)
Proceeds from the sale of equipment	-	4,500
Expenditures for patent costs	-	(12,390)

Net cash used in investing activities	(3,149,820)	(109,710)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	13,559,500	5,050,003
Payments of stock issuance costs	(79,499)	(31,080)
Proceeds from the purchase of stock by officer	-	25,000
Proceeds from exercises of warrants and options	70,911	297,101
Payments on obligations under finance lease	(221,620)	(191,034)

Net cash provided by financing activities	13,329,292	5,149,990

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,351,573	938,604

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,508,909	8,444,774

CASH AND CASH EQUIVALENTS, END OF PERIOD	$21,860,482	$9,383,378

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2020 and 2019

	2020	2019
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment included in current liabilities	$1,700,969	$296,941
Capitalizable patent costs included in current liabilities	$15,000	$-
Finance lease obligation included in accounts payable	$1,752	$745
Prepaid consulting services paid with issuance of common stock	$243,687	$(71,293)
Exercise of derivative liabilities	$41,850	$-
Financing costs included in current liabilities	$88,021	$76,650

Cash paid for interest	$277,618	$295,107

See notes to condensed financial statements.

CEL-SCI CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2020 AND 2019 (UNAUDITED)

A.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of CEL-SCI Corporation (the Company) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, these interim condensed financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10-K for the year ended September 30, 2020.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of December 31, 2020 and the results of its operations for the three months then ended. The condensed balance sheet as of September 30, 2020 is derived from the September 30, 2020 audited financial statements.

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

Summary of Significant Accounting Policies:

Property and Equipment - Property and equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Repairs and maintenance which do not extend the life of the asset are expensed when incurred. The fixed assets are reviewed on a quarterly basis to determine if any of the assets are impaired.

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

Leases - The Company accounts for contracts that convey the right to control the use of identified property, plant or equipment, over a period of time, in exchange for consideration, as leases upon inception. The Company leases certain real estate, machinery, laboratory equipment and office equipment over varying periods. Many of these leases include an option to either renew or terminate the lease. For purposes of calculating lease liabilities, these options are included in the lease term when it is reasonably certain that the Company will exercise such options. The incremental borrowing rate utilized to calculate the lease liabilities is based on the information available at commencement date, as most of the leases do not provide an implicit borrowing rate. Short-term leases, defined as leases with initial terms of 12 months or less, are not reflected on the balance sheet. Lease expense for such short-term leases is not material. For purposes of calculating lease liabilities, lease and non-lease components are combined.

Income Taxes - The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized.  A full valuation allowance was recorded against the deferred tax assets as of December 31, 2020 and September 30, 2020.

Derivative Instruments - The Company has financing arrangements that consist of freestanding derivative instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification (ASC) 815, “Accounting for Derivative Instruments and Hedging Activities.” In accordance with accounting principles generally accepted in the United States (U.S. GAAP), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models considering all the rights and obligations of each instrument. The derivative liabilities are re-measured at fair value at the end of each interim reporting period.

Stock-Based Compensation - Compensation cost for stock-based awards to employees and non-employees is measured at fair value as of the grant date in accordance with the provisions of ASC 718 “Compensation - Stock Compensation.” The fair value of stock options is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires various judgmental assumptions including volatility and expected option life. The stock-based compensation cost is recognized on the straight-line allocation method as expense over the requisite service or vesting period.

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

Vesting of restricted stock granted under the Incentive Stock Bonus Plan and options granted under the 2020 Non-Qualified Stock Option Plan are subject to service, performance and market conditions and meet the classification of equity awards. These awards were measured at market value on the grant-dates for issuances where the attainment of performance criteria is likely and at fair value on the grant-dates, using a Monte Carlo simulation for issuances where the attainment of performance criteria is uncertain. The total compensation cost will be expensed over the estimated requisite service period.

Newly Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-13, “Fair Value Measurement - Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820).”  Under the new standard, the amount and reason for a transfer between Level 1 and Level 2 of the fair value hierarchy is no longer required to be disclosed, but public companies are required to disclose a range and weighted average of significant unobservable inputs for Level 3 fair value measurements. The Company adopted the new standard on July 1, 2020 with no impact to the Company’s financial statements.

New Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this Update simplify and clarify the guidance in Subtopic 815-40 and are effective for the Company for the fiscal year ending September 30, 2025, including interim periods within that fiscal year. Early adoption is permitted.  All of the Company’s liability classified warrants will be expired by that date and the Company does not expect the adoption to have a significant impact on its financial statements. The effect, if any, will largely depend on the composition and terms of the financial instruments at the time of adoption.

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The new standard includes several provisions that simplify accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and increasing consistency and clarity for the users of financial statements. This standard will be effective for the Company on October 1, 2021. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on the financial statements.

The Company has considered all other recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

B.	OPERATIONS AND FINANCING

On May 4, 2020, the Company announced that the pivotal Phase 3 head and neck cancer study of Multikine immunotherapy had reached the targeted threshold of 298 events (deaths) required to conduct the data evaluation. Database lock has been completed and the Phase 3 study is now in the final statistical analysis phase. The Company will continue to remain blinded to the study results throughout this process. The Company will be advised of the results when the analysis is completed, and the study results will be announced to the public at that time.

The Company has incurred significant costs since its inception for the acquisition of certain proprietary technology and scientific knowledge relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities and participation in clinical trials.  The Company has funded such costs primarily with proceeds from loans and the public and private sale of its securities.  The Company will be required to raise additional capital or find additional long-term financing to continue with its research efforts.  The ability to raise capital may be dependent upon market conditions that are outside the control of the Company. The ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure. The Company believes there is a high likelihood that it will continue to receive funds from private and public offerings and warrant exercises similar to the way it has substantially funded operations for the past 12 months.  However, there can be no assurance that the Company will be able to raise sufficient capital to support its operations.

To finance the Company through marketing approval, the Company plans to raise additional capital in the form of warrant exercises, corporate partnerships, and debt and/or equity financings.  The Company believes that it will be able to obtain additional financing because it has done so consistently in the past and because the Multikine Phase 3 study has ended and is only awaiting final data readout. However, there can be no assurance that the Company will be successful in raising additional funds on a timely basis or that the funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of money, it may have to curtail its operations until such time as it is able to raise the required funding.

Impact of COVID-19 Pandemic

In response to the global outbreak of COVID-19 and the World Health Organization’s classification of the outbreak as a pandemic, the Company continues to take the necessary precautions to ensure the safety of its employees and to minimize interruptions to its operations.  Management follows the Centers for Disease Control and Prevention’s (“CDC”) guidance and the recommendations and restrictions provided by state and local authorities.  The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full magnitude of impact the pandemic will have on the Company’s financial condition, liquidity and future results of operations. Management is actively monitoring the risks to public health and the impact of overall global business activity on its financial condition, liquidity, operations, suppliers, industry, and workforce.

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

Proceeds from the Sale of Common Stock

In December 2020, the Company sold 1,000,000 shares of common stock at a public offering price of $14.65 per share and received aggregate proceeds of approximately $13.6 million. Under the terms of the Underwriting Agreement the Company granted the Underwriters a 30-day option to purchase up to an additional 150,000 shares of common stock at the public offering price to cover over-allotments.

Equity Compensation

Underlying share information for equity compensation plans as of December 31, 2020 is as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Options Plans	138,400	85,895	N/A	213
Non-Qualified Stock Option Plans	9,987,200	8,527,787	N/A	1,201,832
Stock Bonus Plans	783,760	N/A	348,660	435,067
Stock Compensation Plans	634,000	N/A	150,695	464,895
Incentive Stock Bonus Plan	640,000	N/A	614,500	25,500

Underlying share information for equity compensation plans as of September 30, 2020 is as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	138,400	85,895	N/A	213
Non-Qualified Stock Option Plans	9,987,200	8,567,808	N/A	1,167,166
Stock Bonus Plans	783,760	N/A	345,096	438,631
Stock Compensation Plans	634,000	N/A	150,695	464,895
Incentive Stock Bonus Plan	640,000	N/A	616,500	23,500

Stock option activity:

	Three Months Ended December 31,
	2020	2019
Options granted	7,500	1,000
Options exercised	5,300	-
Options forfeited	42,166	-
Options expired	55	36

Stock-Based Compensation Expense

	Three months Ended December 31,
	2020	2019
Employees	$3,296,309	$1,800,225
Non-employees	$248,660	$155,740

Employee compensation expense includes the expense related to options and restricted stock granted expensed over their vesting periods.  Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of the related service contracts.

Warrants and Non-Employee Options

The following chart represents the warrants and non-employee options outstanding at December 31, 2020:

Warrant/Options	Issue Date	Shares Issuable upon Exercise of Warrants/ Options	Exercise Price	Expiration Date	Reference
Series N	8/18/2008	85,339	$3.00	8/18/2021	2
Series UU	6/11/2018	93,603	$2.80	6/30/2021	2
Series X	1/13/2016	120,000	$9.25	7/13/2021	2
Series Y	2/15/2016	26,000	$12.00	8/15/2021	2
Series ZZ	5/23/2016	20,000	$13.75	5/18/2021	*
Series BB	8/26/2016	16,000	$13.75	8/22/2021	*
Series Z	5/23/2016	264,000	$13.75	11/23/2021	*
Series FF	12/8/2016	68,048	$3.91	12/1/2021	*
Series CC	12/8/2016	143,643	$5.00	12/8/2021	1
Series HH	2/23/2017	200	$3.13	2/16/2022	*
Series AA	8/26/2016	200,000	$13.75	2/22/2022	*
Series MM	6/22/2017	797,633	$1.86	6/22/2022	*
Series NN	7/24/2017	348,842	$2.52	7/24/2022	*
Series RR	10/30/2017	417,649	$1.65	10/30/2022	*
Series SS	12/19/2017	326,064	$2.09	12/18/2022	*
Series TT	2/5/2018	361,564	$2.24	2/5/2023	2
Consultants	7/28/2017 - 11/18/2020	15,000	$2.18-11.61	11/17/2022 - 7/27/2027	3

* No current period changes to these warrants

1.	Derivative Liabilities

The table below presents the fair value of the warrant liabilities at the balance sheet dates:

	December 31, 2020	September 30, 2020
Series W warrants	$-	$73,570
Series Z warrants	929,539	1,207,902
Series ZZ warrants	23,177	75,044
Series AA warrants	748,404	1,082,212
Series BB warrants	34,541	65,173
Series CC warrants	1,053,517	1,259,712
Series HH warrants	1,749	2,000
Total warrant liabilities	$2,790,927	$3,765,613

The table below presents the gains and (losses) on the warrant liabilities for the three months ended December 31:

	2020	2019
Series V warrants	$-	$555,031
Series W warrants	73,570	151,374
Series Z warrants	278,363	10,549
Series ZZ warrants	51,867	14,847
Series AA warrants	333,808	64,978
Series BB warrants	30,632	(431)
Series CC warrants	164,345	(22,681)
Series FF warrants	-	(7,189)
Series HH warrants	251	(82)
Series JJ warrants	-	(130)
Series LL warrants	-	243
Net gain on warrant liabilities	$932,836	$766,509

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

Changes in Warrant Liabilities

On October 28, 2020, 688,930 Series W warrants, with an exercise price of $16.75 expired.

During the three months ended December 31, 2020, 5,000 Series CC warrants were exercised at an exercise price of $5.00 for gross proceeds of $25,000.

No warrants recorded as liabilities were exercised during the three months ended December 31, 2019.

2.	Equity Warrants

Changes in Equity Warrants

On December 7, 2020, the expiration date of the Series N warrants was extended six months from February 18, 2021 to August 18, 2021. The incremental cost of this extension was approximately $1,000, which was recorded as a deemed dividend in the financial statements for the three months ended December 31, 2020. The Series N warrants are held by the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary.

On December 7, 2020, the expiration date of the Series X warrants was extended six months from January 13, 2021 to July 13, 2021. The incremental cost of this extension was approximately $85,000, which was recorded as a deemed dividend in the financial statements for the three months ended December 31, 2020. The Series X warrants are held by the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary.

On December 7, 2020, the expiration date of the Series Y warrants, which were issued in connection with a financing, was extended six months from February 15, 2021 to August 15, 2021. The incremental cost of this extension was approximately $41,000 and was recorded as additional paid-in capital.

On December 7, 2020, the expiration date of Series UU warrants were extended six months from December 31, 2020 to June 30, 2021. These warrants were previously issued as an inducement to convert notes payable into shares of common stock. The incremental cost of this extension was $192 and was recorded as interest expense for the three months ended December 31, 2020. The Series UU warrants are held by Geert Kersten, Patricia Prichep (current Officers of the Company) and the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary.

Exercise of Equity Warrants

During the three months ended December 31, 2020, 10,000 Series TT warrants were exercised at an exercise price of $2.24 for gross proceeds of $22,400.

The following warrants recorded as equity were exercised during the three months ended December 31, 2019.

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series OO	10,000	$2.52	$25,200
Series SS	22,632	$2.09	47,301
Series TT	100,628	$2.24	224,600
	132,900		$297,101

3.	Options and Shares Issued to Consultants

During the three months ended December 31, 2020 and 2019, the Company issued 15,044 and 15,819 shares of restricted common stock, respectively, to consultants for services.  The weighted average grant date fair value of the shares issued to consultants was $12.45 and $7.18, respectively, during the three months ended December 31, 2020 and 2019.

Additionally, during the three months ended December 31, 2020, the Company issued to a consultant 5,000 options to purchase common stock with an exercise price of $11.61.  The options are exercisable beginning May 18, 2021 and expire on November 17, 2022.  The options are being expensed on a straight-line basis over the six month vesting period at a fair value of approximately $28,000 or $5.65 per option. No options were issued to consultants during the three months ended December 31, 2019.

As of December 31, 2020 and September 30, 2020, 15,000 and 10,000 options issued to consultants remained outstanding, respectively, all of which were issued from the Non-Qualified Stock Option plans and of which 10,000 are vested as of the balance sheet dates.

During the three months ended December 31, 2020 and 2019, the Company recorded total expense of approximately $249,000 and $156,000, respectively, relating to these consulting agreements. At December 31, 2020 and September 30, 2020, approximately $244,000 and $395,000, respectively, are included in prepaid expenses.

4.	Securities Purchase Agreement

The Company entered into a Securities Purchase Agreement with Ergomed plc, one of the Company’s Clinical Research Organizations responsible for managing the Company’s Phase 3 clinical trial, to facilitate payment of amounts due to Ergomed.  Under the Agreement, the Company issued Ergomed shares of common stock that the net proceeds from the sales of those shares would reduce outstanding amounts due Ergomed.  Upon issuance, the Company expenses the full value of the shares as Other non-operating gain/loss and subsequently offsets the expense as amounts are realized through the sale by Ergomed and reduces accounts payable to Ergomed.

During the three months ended December 31, 2020 and 2019, the Company realized approximately $0.1 million and $0.8 million, respectively, through the sale by Ergomed of 9,000 and 98,350 shares of the Company’s common stock and the Company reduced the payables to Ergomed, and credited Other Operating Gain by those amounts.  No shares were issued to Ergomed during the quarters ended December 31, 2020 and 2019.

As of December 31, 2020, Ergomed held 93,521 shares for resale.

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

ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to active markets for identical assets and liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The Company classifies fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:

•	Level 1 - Observable inputs such as quoted prices in active markets for identical assets or liabilities

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

•	Level 3 - Unobservable inputs that reflect management’s assumptions

For disclosure purposes, assets and liabilities are classified in their entirety in the fair value hierarchy level based on the lowest level of input that is significant to the overall fair value measurement. The Company’s assessment of the significance of an input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy levels.

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at December 31, 2020:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative instruments	$-	$-	$2,790,927	$2,790,927

The table below sets forth the assets and liabilities measured at fair value on a recurring basis, by input level, in the condensed balance sheet at September 30, 2020:

	Quoted Prices in Active Markets for Identical Assets or Liabilities (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Derivative instruments	$-	$-	$3,765,613	$3,765,613

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the three months ended December 31, 2020 and the year ended September 30, 2020:

	3 months ended December 31, 2020	12 months ended September 30, 2020

Beginning balance	$3,765,613	$6,488,310
Issuances	-	-
Exercises	(41,850)	(3,071,775)
Realized and unrealized (gains) and losses	(932,836)	349,078
Ending balance	$2,790,927	$3,765,613

The fair values of the Company’s derivative instruments disclosed above under Level 3 are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock, as well as U.S. Treasury Bill rates, are observable in active markets.

E.	RELATED PARTY TRANSACTIONS

On December 7, 2020, the expiration dates of the Series N and Series X warrants held by the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary, were extended by six months (Note C). The incremental cost of these modifications was approximately $86,000 and was recorded as a deemed dividend in the financial statements for the three months ended December 31, 2020.

On December 7, 2020, the expiration date of 93,603 Series UU warrants was extended from December 31, 2020 to June 30, 2021. The incremental cost of this extension was $192 and was recorded as interest expense for the three months ended December 31, 2020. The Series UU warrants are held by certain officers of the Company and were originally issued with convertible debt.

F.	COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

Under co-development and revenue sharing agreements with Ergomed, Ergomed agreed to contribute up to $12 million towards the Company’s Phase 3 Clinical Trial in the form of discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount. The Company accounted for the co-development and revenue sharing agreements in accordance with ASC 808 “Collaborative Arrangements”. The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.” Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its Statements of Operations. Since the inception of the agreement with Ergomed, the Company has incurred research and development expenses of approximately $34.0 million for Ergomed’s services. This amount is net of Ergomed’s discount of approximately $11.3 million. During the three months ended December 31, 2020 and 2019, the Company recorded, net of Ergomed’s discount, approximately $0.6 million and $0.9 million, respectively, as research and development expense related to Ergomed’s services.

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

On December 31, 2020 and September 30, 2020, the net book value of the finance lease right of use asset is approximately $13.4 million and $13.8 million, respectively and the balance of the finance lease liability is approximately $12.5 million and $12.7 million, respectively, of which approximately $1.0 million and $0.9 million, respectively, is current.  These amounts include the San Tomas lease as well as several other smaller finance leases for office equipment.  The finance right of use assets are being depreciated using a straight-line method over the underlying lease terms.  Total cash paid related to finance leases during the each of the three months ended December 31, 2020 and 2019 was approximately $0.5 million, of which approximately $0.3 million was for interest. The weighted average discount rate of the Company’s finance leases is 8.8% and the weighted average time to maturity is 7.8 years.

In August 2020, the Company entered into an amendment to the San Tomas lease agreement under which the landlord agreed to allow the Company to substantially upgrade the manufacturing facility in preparation for the potential commercial production of Multikine.  The estimated cost of the upgrades is $10.5 million, of which approximately $6.7 million has been incurred to date.  Pursuant to the amendment, the landlord agreed to finance the final $2.4 million of the costs incurred, i.e., after the Company has financed the initial $8.1 million.  Per the terms of the financing, upon completion of the project, the $2.4 million will be repaid through increased lease payments over the remaining lease term.

The Company was required to deposit the equivalent of one year of base rent in accordance with the lease. When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company. The approximate $1.7 million deposit is included in non-current assets at December 31, 2020 and September 30, 2020.

Approximate future minimum lease payments under finance leases as of December 31, 2020 are as follows:

Nine months ending September 30, 2021	$1,469,000
Year ending September 30,
2022	2,014,000
2023	2,083,000
2024	2,148,000
2025	2,218,000
2026	2,294,000
Thereafter	5,028,000
Total future minimum lease obligation	17,254,000
Less imputed interest on finance lease obligations	(4,789,000)
Net present value of lease finance lease obligations	$12,465,000

Effective April 30, 2020, the Company terminated a month-to-month arrangement with a sub-lessee as the sub-leased space is needed to prepare the facility to produce Multikine for commercial purposes and before the Company’s Biologics License Application (BLA) can be submitted to the FDA. The sublease rental income for the three months ended December 31, 2019 was approximately $18,000.

The Company leases two facilities under 60-month operating leases - the lease for its research and development laboratory expires February 28, 2022 and the lease for its office headquarters was renewed on July 1, 2020 and expires on November 30, 2025.The operating leases include escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the full 60-month terms of the leases. As of December 31, 2020 and September 30, 2020, the net book value of the operating lease right of use assets is approximately $1.2 million. As of December 31, 2020 and September 30, 2020, the balance of the operating lease liabilities is approximately $1.2 million and $1.3 million, respectively, of which approximately $0.2 million and $0.1 million, respectively, is current.  The Company incurred lease expense for operating leases of approximately $66,000 and $68,000, respectively, for the three months ended December 31, 2020 and 2019. Total cash paid related to operating leases during the three months ended December 31, 2020 and 2019 was approximately $48,000 and $66,000, respectively.

As of December 31, 2020, future minimum lease payments on operating leases are as follows:

Nine months ending September 30, 2021	$193,000
Year ending September 30,
2022	264,000
2022	272,000
2024	280,000
2025	288,000
2026	207,000
Thereafter	80,000
Total future minimum lease obligation	1,584,000
Less imputed interest on operating lease obligation	(354,000)
Net present value of operating lease obligation	$1,230,000

G.	PATENTS

During the three months ended December 31, 2020 and 2019, no patent impairment charges were recorded. For both the three months ended December 31, 2020 and 2019, amortization of patent costs totaled approximately $13,000. Approximate estimated future amortization expense is as follows:

Nine months ending September 30, 2021	$39,000
Year ending September 30,
2022	48,000
2023	38,000
2024	30,000
2025	27,000
2026	24,000
Thereafter	94,000
Total	$300,000

H.	LOSS PER COMMON SHARE

The following tables provide the details of the basic and diluted loss per-share computations:

	Three months ended December 31,
	2020	2019
Loss per share - basic
Net loss available to common shareholders - basic	$(8,022,643)	$(5,531,360)
Weighted average shares outstanding - basic	38,670,247	35,084,279
Basic loss per common share	$(0.21)	$(0.16)

Loss per share - diluted
Net loss available to common shareholders - basic	$(8,022,643)	$(5,531,360)
Gain on derivatives (1)	(164,073)	(243)
Net loss available to common shareholders - diluted	$(8,186,716)	$(5,531,603)

Weighted average shares outstanding - basic	38,670,247	35,084,279
Incremental shares underlying dilutive - warrants and options (1)	97,039	14,329
Weighted average shares outstanding - diluted	38,767,286	35,098,608
Diluted loss earnings per common share	$(0.21)	$(0.16)

(1) Includes Series CC and HH warrants for the three months ended December 31, 2020 and Series LL warrants for the three months ended December 31, 2019.

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

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net earnings (loss) per share excludes the following securities because their inclusion would have been anti-dilutive as of December 31:

	2020	2019

Options and Warrants	6,517,160	7,009,959
Unvested Restricted Stock	302,500	304,500
Total	6,819,660	7,314,459

J.	SUBSEQUENT EVENTS

Between January 1, 2021 and February 5, 2021, the Company received approximately $3.9 million through the exercise of options and warrants to purchase shares of the Company’s common stock.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company has fully enrolled 928 patients in a Phase 3 clinical trial for its lead investigational therapy, Multikine, in advanced primary head and neck cancer. This study was cleared by the U.S. FDA as well as twenty-three other countries. The pivotal Phase 3 study reached the targeted threshold of 298 events (deaths) required to conduct the data evaluation.  The Company is now at the end of this 10-year-long study to prove this completely novel concept of activating the immune system to fight cancer before surgery, radiation and chemotherapy. The extensive database for the study was locked late last year (meaning it was ready to be analyzed) and experts are now analyzing the data according to a statistical analysis plan that was agreed to and finalized before database lock.  The Company is blinded to the study data and is not involved in this process. The statistical analysis plan follows the protocol stated objectives and is designed to meet FDA requirements to define the clinical benefits that Multikine might provide for these patients. The analysis looks at multiple parameters to be able to gain the most information on the possible benefits of using Multikine immunotherapy before any other treatment in these patients.  The Company will be advised of the results when the analysis is completed and the study results will be announced to the public at that time.

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

The Company also owns and is developing a pre-clinical technology called LEAPS (Ligand Epitope Antigen Presentation System).  The Company has product candidates under development for the potential treatment of rheumatoid arthritis and to potentially treat the COVID-19 coronavirus.

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

Capital raised by the Company has been expended primarily for patent applications, research and development, administrative costs, and the construction and upgrade of the Company’s manufacturing and laboratory facilities. The Company does not anticipate realizing significant revenues until entering into licensing arrangements for its technology and know-how or until it receives regulatory approval to sell its products (which could take several years). Thus, the Company has been dependent upon the proceeds from the sale of its securities to meet all its liquidity and capital requirements and anticipates having to do so in the future.

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

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has incurred expenses of approximately $60.2 million as of December 31, 2020 on direct costs for the Phase 3 clinical trial and the filing of the clinical study report to the FDA. The Company estimates it will incur additional expenses of approximately $5.1 million for the remainder of the Phase 3 clinical trial. It should be noted that this estimate is based only on the information currently available from the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., the manufacturing of the drug. This number may be affected by foreign currency exchange rates and many other factors, some of which cannot be foreseen today. It is therefore possible that the cost of the Phase 3 clinical trial will be higher than currently estimated.

The Company uses two CRO’s to manage the global Phase 3 study; ICON and Ergomed, who are both international leaders in managing oncology trials.

Under a co-development agreement, Ergomed agreed to contribute up to $12 million towards the study where it will perform clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount.  Approximately $11.3 million of these credits were realized as of December 31, 2020.

During the three months ended December 31, 2020, the Company’s cash increased by approximately $6.4 million.  Significant components of this increase include net proceeds from the sale of common stock and the exercise of warrants and options of approximately $13.6 million, offset by net cash used to fund the Company’s regular operations, including its Phase 3 clinical trial, of approximately $3.8 million, expenditures for leasehold improvements and equipment of approximately $3.2 million, and approximately $0.2 million in lease payments.  During the three months ended December 31, 2019, the Company’s cash increased by approximately $0.9 million.  Significant components of this increase include approximately $5.0 million in net proceeds from the sale of common stock in a public offering and the exercise of warrants of approximately $0.3 million, offset by net cash used to fund the Company’s regular operations, including its Phase 3 clinical trial, of approximately $4.1 million, approximately $0.1 million of equipment purchases and approximately $0.2 million in lease payments.

The Company entered into a Securities Purchase Agreement with Ergomed plc, one of the Company’s Clinical Research Organizations responsible for managing the Company’s Phase 3 clinical trial, to facilitate a partial payment of amounts due Ergomed.  Under the Agreement, the Company issued Ergomed shares of common stock that the net proceeds from the sales of those shares would reduce outstanding amounts due Ergomed.  Upon issuance, the Company expenses the full value of the shares as Other non-operating gain/loss and subsequently offsets the expense as amounts are realized through the sale of the Company’s shares by Ergomed and reduces accounts payable to Ergomed.  During the quarters ended December 31, 2020 and 2019, the Company realized approximately $0.1 million and $0.8 million, respectively, through the sale by Ergomed of 9,000 and 98,350 shares of the Company’s common stock and the Company reduced accounts payable to Ergomed and credited Other operating gains by those amounts.

Prepaid expenses decreased by approximately $0.7 million, or 52%, at December 31, 2020 as compared to September 30, 2020 due to the utilization of amounts paid in advance to the Company’s CRO.

During the three months ended December 31, 2020, supplies used for R&D and manufacturing increased by approximately $0.3 million, or 41%, as compared to September 30, 2020 due to support of the work on modifications of the manufacturing facility in order to prepare the facility to produce Multikine for commercial purposes and before the Company’s Biologics License Application (BLA) can be submitted to the FDA.

During the three months ended December 31, 2020, the Company incurred approximately $3.6 million in costs to upgrade its manufacturing facility to prepare for the potential commercial production of Multikine. Total estimated costs of this upgrade are approximately $10.5 million, of which approximately $6.7 million has been incurred to date.  The landlord of the property has contingently agreed to finance the final $2.4 million of costs and allow for the repayment through increased lease payments upon completion of the project.  Upon completion of these upgrades and the finalization of costs and timing of the upgrades, the Company expects to enter into an amendment to the lease which would include an increase to the monthly lease payments and the effective interest rate.

Results of Operations and Financial Condition

During the three months ended December 31, 2020, research and development expenses increased by approximately $1.2 million, or 27%, compared to the three months ended December 31, 2019.  Major components of this increase include approximately $0.6 million in expenses related to the Phase 3 clinical study and approximately $0.7 million in employee stock compensation expense, of which $0.4 million relates to the 2020 Non-Qualified Stock Option Plan. These increases were offset by a net decrease of approximately $0.1 million in other research and development costs.

During the three months ended December 31, 2020, general and administrative expenses increased by approximately $0.7 million, or 26%, compared to the three months ended December 31, 2019.  A major component of the increase is an approximate $0.8 million increase in employee stock compensation costs relating to the 2020 Non-Qualified Stock Option Plan, offset by approximately $0.1 million net decrease in other general and administrative costs.

During the three months ended December 31, 2020 and 2019, the Company recorded derivative gains of approximately $0.9 million and $0.8 million, respectively. This variation was the result of the change in fair value of the derivative liabilities during the period which was caused by fluctuations in the share price of CEL-SCI’s common stock.

 Net interest expense remained relatively constant at approximately $0.3 million for both the three months ended December 31, 2020 and December 31, 2019.

Research and Development Expenses

The Company’s research and development efforts involve Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Three months ended December 31,
	2020	2019

MULTIKINE	$5,011,950	$4,012,644
LEAPS	402,810	240,169

TOTAL	$5,414,760	$4,252,813

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

Critical Accounting Estimates and Policies

Management’s discussion and analysis of the Company’s financial condition and results of operations is based on its unaudited condensed financial statements. The preparation of these financial statements is based on the selection of accounting policies and the application of significant accounting estimates, some of which require management to make judgments, estimates and assumptions that affect the amounts reported in the financial statements and notes. The Company believes some of the more critical estimates and policies that affect its financial condition and results of operations are in the areas of operating leases and stock-based compensation. For more information regarding the Company’s critical accounting estimates and policies, see Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2020. The application of these critical accounting policies and estimates has been discussed with the Audit Committee of the Company’s Board of Directors.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company does not believe that it has any significant exposures to market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2020. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2020.

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

Under the supervision and with the participation of management, including CEL-SCI’s Chief Executive and Principal Financial and Accounting Officer, CEL-SCI evaluated the effectiveness of its internal control over financial reporting as of December 31, 2020 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of CEL-SCI’s internal control over financial reporting and testing of the operational effectiveness of those controls. Due to the material weaknesses noted below, CEL-SCI's Chief Executive and Principal Financial and Accounting Officer concluded that as of such date, CEL-SCI's internal control over financial reporting was not effective.

Material Weaknesses in Internal Control Over Financial Reporting

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

Changes in Internal Control over Financial Reporting

There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2020 the Company issued 15,819 restricted shares of common stock to consultants for investor relations services.

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

CEL-SCI CORPORATION

Date: February 12, 2021	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer*

* Also signing in the capacity of the Principal Accounting and Financial Officer.

