Form 10-Q
period 2021-03-31
CEL SCI CORP
filed 2021-05-17
CIK 725363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Class of Stock	No. Shares Outstanding	Date
Common	40,906,593	May 10, 2021

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION
CONDENSED BALANCE SHEETS

	MARCH 31,	SEPTEMBER 30,
ASSETS	2021	2020
	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$6,431,334	$15,508,909
U.S. Treasury Bills	11,151,395	-
Receivables	54,922	54,922
Prepaid expenses	722,005	1,313,432
Supplies used for R&D and manufacturing	1,458,823	820,052
Deposits - current portion	48,210	-

Total current assets	19,866,689	17,697,315

Finance lease right of use assets	12,814,612	13,811,849
Operating lease right of use assets	1,121,029	1,198,958
Property and equipment, net	12,599,492	5,843,993
Patent costs, net	292,432	313,422
Deposits	1,670,917	1,670,917

Total Assets	$48,365,171	$40,536,454

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$2,391,316	$2,023,067
Accrued expenses	519,071	510,515
Due to employees	457,105	448,022
Derivative instruments, current portion	2,282,609	213,787
Lease liabilities, current portion	172,454	1,070,123

Total current liabilities	5,822,555	4,265,514

Derivative instruments, net of current portion	-	3,551,826
Finance lease obligations, net of current portion	12,054,543	11,753,100
Operating lease obligations, net of current portion	1,031,281	1,114,340
Other liabilities	125,000	125,000

Total liabilities	19,033,379	20,809,780

Commitments and Contingencies	-

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value-200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized;
40,823,975 and 38,730,150 shares issued and outstanding
at March 31, 2021 and September 30, 2020, respectively	408,240	387,302
Additional paid-in capital	429,976,839	401,174,675
Accumulated deficit	(401,053,287)	(381,835,303)

Total stockholders' equity	29,331,792	19,726,674

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$48,365,171	$40,536,454

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2021 and 2020
(UNAUDITED)

	2021	2020

Grant income	$-	$334,232

Operating Expenses:
Research and development	10,636,274	8,711,360
General and administrative	6,627,640	5,197,418
Total operating expenses	17,263,914	13,908,778

Operating loss	(17,263,914)	(13,574,546)

Other income	-	36,896
Loss on derivative instruments	(2,108,181)	(2,282,518)
Other non-operating gains	675,236	1,725,180
Interest expense, net	(521,125)	(504,190)

Net loss	(19,217,984)	(14,599,178)
Modification of warrants	(85,779)	(21,734)

Net loss available to common shareholders	$(19,303,763)	$(14,620,912)

Net loss per common share - basic and diluted	$(0.49)	$(0.41)

Weighted average common shares outstanding - basic and diluted	39,351,194	35,621,711

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2021 and 2020
(UNAUDITED)

	2021	2020

Grant income	$-	$298,726

Operating Expenses:
Research and development	5,221,514	4,458,547
General and administrative	3,311,484	2,558,522
Total operating expenses	8,532,998	7,017,069

Operating loss	(8,532,998)	(6,718,343)

Other income	-	18,448
Loss on derivative instruments	(3,041,017)	(3,049,027)
Other non-operating gains	553,630	934,511
Interest expense, net	(260,735)	(253,407)

Net loss	(11,281,120)	(9,067,818)
Modification of warrants	-	(21,734)

Net loss available to common shareholders	$(11,281,120)	$(9,089,552)

Net loss per common share - basic and diluted	$(0.28)	$(0.25)

Weighted average common shares outstanding - basic and diluted	40,047,273	36,165,050

See notes to condensed financial statements.

CEL-SCI CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT OCTOBER 1, 2020	38,730,150	$387,302	$401,174,675	$(381,835,303)	$19,726,674

Proceeds from the sale of common stock	1,000,000	10,000	13,549,500	-	13,559,500
Warrant exercises	15,000	150	89,100	-	89,250
Equity based compensation - employees	(2,000)	(20)	3,296,329	-	3,296,309
401(K) Contributions Paid In Common Stock	3,564	36	41,635	-	41,671
Stock and options issued to nonemployees for service	15,044	150	152,300	-	152,450
Option exercises	5,300	53	23,458	-	23,511
Modification of warrants	-	-	192	-	192
Share issuance costs	-	-	(117,021)	-	(117,021)
Net loss	-	-	-	(7,936,864)	(7,936,864)

BALANCES AT DECEMBER 31, 2020	39,767,058	$397,671	$418,210,168	$(389,772,167)	$28,835,672

Warrant exercises	991,239	9,912	7,928,929	-	7,938,841
Equity based compensation - employees	-	-	3,282,742	-	3,282,742
401(K) Contributions Paid In Common Stock	3,347	33	51,387	-	51,420
Stock and options issued to nonemployees for service	13,486	135	379,142	-	379,277
Option exercises	48,845	489	138,299	-	138,788
Share issuance costs	-	-	(13,828)	-	(13,828)
Net loss	-	-	-	(11,281,120)	(11,281,120)

BALANCES AT MARCH 31, 2021	40,823,975	408,240	429,976,839	(401,053,287)	29,331,792
					-
			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT OCTOBER 1, 2019	35,231,776	$352,318	$358,507,603	$(353,726,254)	$5,133,667

Adoption of new accounting standard				2,146,195	2,146,195
Issuance of common stock	606,395	6,064	5,043,939	-	5,050,003
Warrant exercises	132,900	1,329	295,772	-	297,101
Equity based compensation - employees	-	-	1,800,225	-	1,800,225
401(K) Contributions Paid In Common Stock	4,474	45	40,892	-	40,937
Stock issued to nonemployees for service	15,819	158	84,289	-	84,447
Purchase of stock by officer	3,725	37	24,963	-	25,000
Share issuance costs	-	-	(92,150)	-	(92,150)
Net loss	-	-	-	(5,531,360)	(5,531,360)

BALANCES AT DECEMBER 31, 2019	35,995,089	359,951	365,705,533	(357,111,419)	8,954,065

Proceeds from the sale of common stock	721,459	7,215	7,860,414	-	7,867,629
Warrant exercises	562,100	5,621	4,313,085	-	4,318,706
Equity based compensation - employees	-	-	1,780,979	-	1,780,979
401(K) Contributions Paid In Common Stock	3,376	34	38,925	-	38,959
Stock issued to nonemployees for service	17,120	171	234,853	-	235,024
Purchase of stock by officers and directors	16,787	168	159,822	-	159,990
Option exercises	20,480	205	49,693	-	49,898
Share issuance costs	-	-	(199,372)	-	(199,372)
Net loss	-	-	-	(9,067,818)	(9,067,818)

BALANCES AT MARCH 31, 2020	37,336,411	$373,365	$379,943,932	$(366,179,237)	$14,138,060

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2021 and 2020
(UNAUDITED)

	2021	2020

Net loss	$(19,217,984)	$(14,599,178)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,101,477	1,064,231
Share-based payments for services	552,664	347,227
Equity based compensation	6,579,051	3,581,204
Common stock contributed to 401(k) plan	93,091	79,896
Gain on short-term investments	(5,728)	-
Loss on derivative instruments	2,108,181	2,282,518
Modification of warrants	192	-
(Increase)/decrease in assets:
Receivables	-	476
Prepaid expenses	680,490	96,951
Supplies used for R&D and manufacturing	(638,771)	(67,185)
Short term deposits	(48,210)	-
Increase/(decrease) in liabilities:
Accounts payable	123,920	(765,872)
Accrued expenses	(142,744)	20,110
Due to employees	9,083	(34,034)
Other liabilities	20,793	3,438

Net cash used in operating activities	(8,784,495)	(7,990,218)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of U.S. Treasury Bills	(11,145,667)	-
Purchases of property and equipment	(6,629,050)	(752,797)
Expenditures for patent costs	-	(13,996)

Net cash used in investing activities	(17,774,717)	(766,793)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	13,559,500	12,917,632
Payments of stock issuance costs	(195,295)	(190,553)
Proceeds from the purchase of stock by officer	-	184,990
Proceeds from exercises of warrants and options	4,599,205	2,119,170
Payments on obligations under finance lease	(481,773)	(389,132)

Net cash provided by financing activities	17,481,637	14,642,107

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,077,575)	5,885,096

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,508,909	8,444,774

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,431,334	$14,329,870

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2021 and 2020

	2021	2020
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment included in current liabilities	$1,529,284	$318,894
Capitalizable patent costs included in current liabilities	$20,000	$13,465
Changes to right of use assets and liabilities	$(139,862)	$13,712
Finance lease obligation included in accounts payable	$1,304	$983
Prepaid consulting services paid with issuance of common stock	$483,960	$137,244
Accrued consulting services to be paid with issuance of common stock	$165,000	$165,000
Fair value of warrants liabilities on date of exercise	$3,591,185	$2,546,535
Financing costs included in current liabilities	$(13,947)	$116,549

Cash paid for interest	$561,445	$585,748

See notes to condensed financial statements.

CEL-SCI CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2021 AND 2020 (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2021 and the results of its operations for the six and three months then ended. The condensed balance sheet as of September 30, 2020 is derived from the September 30, 2020 audited financial statements. All accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the six and three months ended March 31, 2021 and 2020 are not necessarily indicative of the results to be expected for the entire year.

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

Summary of Significant Accounting Policies:

U.S. Treasury Bills- U.S. Treasury Bills (“T-bills”) are highly liquid short-term investments with maturity dates of greater than 3 months, but less than one year. These investments are recorded at fair value.

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

Leases – The Company accounts for contracts that convey the right to control the use of identified property, plant or equipment, over a period of time, in exchange for consideration, as leases upon inception. The Company leases certain real estate, machinery, laboratory equipment and office equipment over varying periods. Many of these leases include an option to either renew or terminate the lease. For purposes of calculating lease liabilities, these options are included in the lease term when it is reasonably certain that the Company will exercise such options. The incremental borrowing rate utilized to calculate the lease liabilities is based on the information available at commencement date, as most of the leases do not provide an implicit borrowing rate. Short-term leases, defined as leases with initial terms of 12 months or less, are not reflected on the balance sheet. Lease expense for such short-term leases is not material. For purposes of calculating lease liabilities, lease and non-lease components are combined.

Income Taxes - The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. A full valuation allowance was recorded against the deferred tax assets as of March 31, 2021 and September 30, 2020.

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

Stock-Based Compensation – Compensation cost for stock-based awards to employees and non-employees is measured at fair value as of the grant date in accordance with the provisions of ASC 718 “Compensation – Stock Compensation.” The fair value of stock options is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires various judgmental assumptions including volatility and expected option life. The stock-based compensation cost is recognized on the straight-line allocation method as expense over the requisite service or vesting period.

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

New Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this Update simplify and clarify the guidance in Subtopic 815-40 and are effective for the Company for the fiscal year ending September 30, 2025, including interim periods within that fiscal year. Early adoption is permitted. The Company is currently evaluating the impact this ASU will have on the financial statements, but plans to early adopt the guidance and does not expect significant impact to the financial statements.

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

To finance the Company, Management plans to raise additional capital in the form of warrant exercises, corporate partnerships, and debt and/or equity financings. The Company believes that it will be able to obtain additional financing because it has done so consistently in the past and because the Multikine Phase 3 study has ended and is only awaiting final data readout. However, there can be no assurance that the Company will be successful in raising additional funds on a timely basis or that the funds will be available to the Company on acceptable terms or at all. If the Company does not raise the necessary amounts of money, it may have to curtail its operations until it is able to raise the required funding.

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

Equity Compensation

Underlying share information for equity compensation plans as of March 31, 2021 is as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Options Plans	138,400	85,895	N/A	213
Non-Qualified Stock Option Plans	9,987,200	8,479,430	N/A	1,200,326
Stock Bonus Plans	783,760	N/A	352,007	431,720
Stock Compensation Plans	634,000	N/A	150,695	464,895
Incentive Stock Bonus Plan	640,000	N/A	614,500	25,500

Stock option activity:

	Six Months Ended March 31,
	2021	2020
Options granted	8,000	2,500
Options exercised	54,145	20,480
Options forfeited	42,165	1,000
Options expired	67	1,168

	Three Months Ended March 31,
	2021	2020
Options granted	500	1,500
Options exercised	48,845	20,480
Options forfeited	-	1,000
Options expired	12	1,132

Stock-Based Compensation Expense

	Six months Ended March 31,
	2021	2020
Employees	$6,579,051	$3,581,204
Non-employees	$552,664	$347,227

	Three months Ended March 31,
	2021	2020
Employees	$3,282,742	$1,780,979
Non-employees	$304,004	$191,487

Employee compensation expense includes the expense related to options and restricted stock expensed over their vesting period. Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of the related service contracts.

Warrants and Non-Employee Options

The following chart represents the warrants and non-employee options outstanding at March 31, 2021:

Warrant/Options	Issue Date	Shares Issuable upon Exercise of Warrants/ Options	Exercise Price	Expiration Date	Reference
Series N	8/18/2008	85,339	$3.00	8/18/2021	*
Series UU	6/11/2018	93,603	$2.80	6/30/2021	*
Series X	1/13/2016	120,000	$9.25	7/13/2021	*
Series Y	2/15/2016	26,000	$12.00	8/15/2021	*
Series ZZ	5/23/2016	19,200	$13.75	5/18/2021	1
Series BB	8/26/2016	16,000	$13.75	8/22/2021	*
Series Z	5/23/2016	184,800	$13.75	11/23/2021	1
Series FF	12/8/2016	68,048	$3.91	12/1/2021	*
Series CC	12/8/2016	46,345	$5.00	12/8/2021	1
Series HH	2/23/2017	200	$3.13	2/16/2022	*
Series AA	8/26/2016	100,000	$13.75	2/22/2022	1
Series MM	6/22/2017	481,361	$1.86	6/22/2022	2
Series NN	7/24/2017	327,008	$2.52	7/24/2022	2
Series RR	10/30/2017	347,560	$1.65	10/30/2022	2
Series SS	12/19/2017	220,800	$2.09	12/18/2022	2
Series TT	2/5/2018	161,082	$2.24	2/5/2023	2
Consultants	7/28/2017 – 11/18/2020	15,000	$2.18 - $11.61	11/17/2022 - 7/27/2027	3

* No current period changes to these warrants

1. Derivative Liabilities

The table below presents the fair value of the warrant liabilities at the balance sheet dates:

	March 31, 2021	September 30, 2020
Series W warrants	$-	$73,570
Series Z warrants	1,013,400	1,207,902
Series ZZ warrants	77,574	75,044
Series AA warrants	619,033	1,082,212
Series BB warrants	81,374	65,173
Series CC warrants	488,784	1,259,712
Series HH warrants	2,444	2,000
Total warrant liabilities	$2,282,609	$3,765,613

The table below presents the losses on the warrant liabilities for the six months ended March 31:

	2021	2020
Series V warrants	$-	$78,461
Series W warrants	73,570	(367,369)
Series Z warrants	(696,498)	(311,876)
Series ZZ warrants	(11,530)	(4,585)
Series AA warrants	(661,821)	(326,623)
Series BB warrants	(16,201)	(7,028)
Series CC warrants	(795,257)	(826,277)
Series FF warrants	-	(319,706)
Series HH warrants	(444)	(34,457)
Series JJ warrants	-	(64,992)
Series LL warrants	-	(98,066)
Net loss on warrant liabilities	$(2,108,181)	$(2,282,518)

The table below presents the losses on the warrant liabilities for the three months ended March 31:

	2021	2020
Series V warrants	$-	$(476,570)
Series W warrants	-	(518,743)
Series Z warrants	(974,861)	(322,425)
Series ZZ warrants	(63,397)	(19,432)
Series AA warrants	(995,629)	(391,601)
Series BB warrants	(46,833)	(6,597)
Series CC warrants	(959,602)	(803,596)
Series FF warrants	-	(312,517)
Series HH warrants	(695)	(34,375)
Series JJ warrants	-	(64,862)
Series LL warrants	-	(98,309)
Net loss on warrant liabilities	$(3,041,017)	$(3,049,027)

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

Changes in Warrant Liabilities

On October 28, 2020, 688,930 Series W warrants, with an exercise price of $16.75 expired.

Exercise of Warrant Liabilities

The following warrants recorded as liabilities were exercised during the periods ended March 31, 2021.

	Three Months			Six Months
Warrants	Warrants Exercised	Exercise Price	Proceeds	Warrants Exercised	Exercise Price	Proceeds
Series Z	79,200	$13.75	$1,089,000	79,200	$13.75	$1,089,000
Series ZZ	800	$13.75	11,000	800	$13.75	11,000
Series AA	100,000	$13.75	1,375,000	100,000	$13.75	1,375,000
Series CC	97,298	$5.00	486,490	102,298	$5.00	511,490
	277,298		$2,961,490	282,298		$2,986,490

The following warrants recorded as liabilities were exercised during the periods ended March 31, 2020.

	Three Months			Six Months
Warrants	Warrants Exercised	Exercise Price	Proceeds	Warrants Exercised	Exercise Price	Proceeds
Series CC	123,820	$5.00	$619,100	123,820	$5.00	$619,100
Series FF	68,048	$3.91	265,812	68,048	$3.91	265,812
Series HH	6,300	$3.13	19,687	6,300	$3.13	19,687
Series JJ	9,450	$3.13	29,531	9,450	$3.13	29,531
Series LL	26,398	$3.59	94,867	26,398	$3.59	94,867
	234,016		$1,028,997	234,016		$1,028,997

2. Equity Warrants

Changes in Equity Warrants

On December 7, 2020, the expiration date of the Series N warrants was extended six months from February 18, 2021 to August 18, 2021. The incremental cost of this extension was approximately $1,000, which was recorded as a deemed dividend in the financial statements for the six months ended March 31, 2021. The Series N warrants are held by the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary.

On December 7, 2020, the expiration date of the Series X warrants was extended six months from January 13, 2021 to July 13, 2021. The incremental cost of this extension was approximately $85,000, which was recorded as a deemed dividend in the financial statements for the six months ended March 31, 2021. The Series X warrants are held by the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary.

On December 7, 2020, the expiration date of the Series Y warrants, which were issued in connection with a financing, was extended six months from February 15, 2021 to August 15, 2021. The incremental cost of this extension was approximately $41,000 and was recorded as additional paid-in capital.

On December 7, 2020, the expiration date of Series UU warrants were extended six months from December 31, 2020 to June 30, 2021. These warrants were previously issued as an inducement to convert notes payable into shares of common stock. The incremental cost of this extension was $192 and was recorded as interest expense for the six months ended March 31, 2021. The Series UU warrants are held by Geert Kersten, Patricia Prichep (current Officers of the Company) and the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary.

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

Exercise of Equity Warrants

The following warrants recorded as equity were exercised during the periods ended March 31, 2021.

	Three Months			Six Months
Warrants	Warrants Exercised	Exercise Price	Proceeds	Warrants Exercised	Exercise Price	Proceeds
Series MM	316,272	$1.86	$588,265	316,272	$1.86	$588,265
Series NN	21,834	$2.52	55,022	21,834	$2.52	55,022
Series RR	70,089	$1.65	115,647	70,089	$1.65	115,647
Series SS	105,264	$2.09	220,002	105,264	$2.09	220,002
Series TT	200,482	$2.24	449,080	210,482	$2.24	471,480
	713,941		$1,428,016	723,941		$1,450,416

The following warrants recorded as equity were exercised during the periods ended March 31, 2020.

	Three Months			Six Months
Warrants	Warrants Exercised	Exercise Price	Proceeds	Warrants Exercised	Exercise Price	Proceeds
Series NN	98,253	$2.52	$247,598	98,253	$2.52	$247,598
Series OO	30,000	$2.52	75,600	40,000	$2.52	100,800
Series SS	94,474	$2.09	197,451	117,106	$2.09	244,752
Series TT	77,857	$2.24	174,400	178,125	$2.24	399,000
Series VV	27,500	$1.75	48,125	27,500	$1.75	48,125
	328,084		$743,174	460,984		$1,040,275

3. Options and Shares Issued to Consultants

During the six months ended March 31, 2021 and 2020, the Company issued 28,530 and 32,939 shares, respectively, of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $17.66 and $9.44 during the six months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021 and 2020, the Company issued 13,486 and 17,120 shares, respectively, of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $23.47 and $11.53, respectively, during the three months ended March 31, 2021 and 2020.The aggregate values of the issuances of restricted common stock and common stock options are recorded as prepaid expenses and are charged to general and administrative expenses over the periods of service.

Additionally, during the six months ended March 31, 2021, the Company issued to a consultant 5,000 options to purchase common stock with an exercise price of $11.61. The options are exercisable beginning May 18, 2021 and expire on November 17, 2022. The options are being expensed on a straight-line basis over the six-month vesting period at a fair value of approximately $28,000 or $5.65 per option. No options were issued to consultants during the three months ended March 31, 2021. No options were issued to consultants during the six and three months ended March 31, 2020.

As of March 31, 2021 and September 30, 2020, respectively, 15,000 and 10,000 options issued to consultants remained outstanding, all of which were issued from the Non-Qualified Stock Option plans and of which 10,000 are vested as of the balance sheet dates.

During the six months ended March 31, 2021 and 2020, the Company recorded total expense of approximately $553,000 and $347,000, respectively, relating to these consulting agreements. At March 31, 2021 and September 30, 2020, consulting fees of approximately $484,000 and $395,000, respectively, are included in prepaid expenses.

4. Securities Purchase Agreement

The Company entered into a Securities Purchase Agreement (SPA) with Ergomed plc, one of the Company’s Clinical Research Organizations responsible for managing the Company’s Phase 3 clinical trial, to facilitate payment of amounts due to Ergomed. Under the Agreement, the Company issued Ergomed shares of common stock and the net proceeds from the sales of those shares reduces outstanding amounts due Ergomed. Upon issuance, the Company expenses the full value of the shares as Other non-operating gain/loss and subsequently offsets the expense as amounts are realized through the sale by Ergomed and reduces accounts payable to Ergomed. No shares were issued during the periods presented. The following amounts were realized through the resale of shares and are included in Other non-operating gains for the periods noted.

	Six Months Ended		Three Months Ended
	3/31/2021	3/31/2020	3/31/2021	3/31/2020
Amount realized through the resale of shares	$675,236	$1,720,680	$553,630	$934,511

As of March 31, 2021, Ergomed held 63,021 shares for resale.

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

The Company purchased short-term T-bills during the quarter ended March 31, 2021 that are classified as trading securities. Quoted market prices were applied to determine the fair value of short-term investments, therefore they were categorized as Level 1 on the fair value hierarchy. The T-bills were recorded at fair market value, which includes an unrealized gain of approximately $7,000. The T-bills have maturity dates ranging from April through December 2021 and yield a weighted average interest rate of 0.09%.

The Company measures its warrant liabilities at fair value. At March 31, 2021 and September 30, 2020, all warrant liabilities were measured using unobservable inputs, i.e. Level 3 measurement.

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the six months ended March 31, 2021 and the year ended September 30, 2020:

	Six months ended	Twelve months ended
	March 31, 2021	September 30, 2020

Beginning balance	$3,765,613	$6,488,310
Issuances	-	-
Exercises	(3,591,185)	(3,071,775)
Realized and unrealized net loss	2,108,181	349,078
Ending balance	$2,282,609	$3,765,613

The fair values of the Company’s derivative instruments disclosed above under Level 3 are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock, as well as U.S. Treasury Bill rates, are observable in active markets.

E. RELATED PARTY TRANSACTIONS

On December 7, 2020, the expiration dates of the Series N and Series X warrants held by the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary, were extended by six months (Note C). The incremental cost of these modifications was approximately $86,000 and was recorded as a deemed dividend in the financial statements for the six months ended March 31, 2021.

On December 7, 2020, the expiration date of 93,603 Series UU warrants was extended from December 31, 2020 to June 30, 2021. The incremental cost of this extension was $192 and was recorded as interest expense for the six months ended March 31, 2021. The Series UU warrants are held by certain officers of the Company and were originally issued with convertible debt.

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

F. COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

Under co-development and revenue sharing agreements with Ergomed, Ergomed agreed to contribute up to $12 million towards the Company’s Phase 3 Clinical Trial in the form of discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount. The Company accounted for the co-development and revenue sharing agreements in accordance with ASC 808 “Collaborative Arrangements.” The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.” Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its Statements of Operations. Since the inception of the agreement with Ergomed, the Company has incurred research and development expenses of approximately $34.5 million for Ergomed’s services. This amount is net of Ergomed’s discount of approximately $11.4 million. During the six months ended March 31, 2021 and 2020, the Company recorded, net of Ergomed’s discount, approximately $1.0 million and $1.6 million, respectively, as research and development expense related to Ergomed’s services. During the three months ended March 31, 2021 and 2020, the Company recorded, net of Ergomed’s discount, approximately $0.4 million and $0.8 million, respectively, as research and development expense related to Ergomed’s services.

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

In August 2020, the Company entered into an amendment to the San Tomas lease agreement under which the landlord agreed to allow the Company to substantially upgrade the manufacturing facility in preparation for the potential commercial production of Multikine. The estimated cost of the upgrades is $10.6 million, of which approximately $9.5 million has been incurred as of March 31, 2021. The landlord agreed to finance the final $2.4 million of the costs incurred which will be repaid through increased lease payments over the remaining lease term starting on March 1, 2021. The repayment will include a base rent which escalates at 3% each year plus interest that accrues at 13.75% per year. The Company remeasured the right of use liability to account for the modified payments using a 10% implicit interest rate. This resulted in a decrease of approximately $140,000 to both the right of use asset and liability. Additionally, this financing is considered to be a lease incentive from the landlord and has been included in the calculation of the lease liability. The total value of the leasehold improvements will be recorded in property and equipment and will be amortized over the remaining lease term when the assets are placed in service.

At March 31, 2021 and September 30, 2020, the net book value of the finance lease right of use asset is approximately $12.8 million and $13.8 million, respectively and the balance of the finance lease liability is approximately $12.1 million and $12.7 million, respectively, most of which is current as of March 31, 2021, and approximately $0.9 million of which is current as of September 30, 2020. These amounts include the San Tomas lease as well as several other smaller finance leases for office equipment. The finance right of use assets are being depreciated using a straight-line method over the underlying lease terms. Total cash paid related to finance leases during the six months ended March 31, 2021 and 2020 was approximately $1.0 million, of which approximately $0.6 million was for interest. The weighted average discount rate of the Company’s finance leases is 10.0% and the weighted average time to maturity is 7.6 years.

The Company was required to deposit the equivalent of one year of base rent in accordance with the lease. When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company. The approximate $1.7 million deposit is included in non-current assets at March 31, 2021 and September 30, 2020.

Approximate future minimum lease payments under finance leases as of March 31, 2021 are as follows:

Six months ending September 30, 2021 (1)	$(1,192,000)
Years ending September 30,
2022	2,486,000
2023	2,569,000
2024	2,648,000
2025	2,733,000
2026	2,824,000
Thereafter	6,186,000
Total future minimum finance lease obligation	18,254,000
Less: imputed interest on financing lease obligation	(6,188,000)
Net present value of financing lease obligation	$12,066,000

(1) Amount is net of landlord incentive of $2.4 million to be received in second half of fiscal year 2021

Effective April 30, 2020, the Company terminated a month-to-month arrangement with a sub-lessee as the sub-leased space is needed to prepare the facility to produce Multikine for commercial purposes and before the Company’s Biologics License Application (BLA) can be submitted to the FDA. The sublease rental income for the six and three months ended March 31, 2020 was approximately $37,000 and $18,000, respectively.

The Company leases two facilities under 60-month operating leases. The lease for its research and development laboratory expires February 28, 2022 and the lease for its office headquarters was renewed on July 1, 2020 and expires on November 30, 2025. The operating leases include escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the full 60-month terms of the leases. As of March 31, 2021 and September 30, 2020, the net book value of the operating lease right of use assets is approximately $1.1 million and $1.2 million, respectively. As of March 31, 2021 and September 30, 2020, the balance of the operating lease liabilities is approximately $1.2 million and $1.3 million, of which approximately $200,000 and $100,000, respectively, is current. The Company incurred lease expense for operating leases of approximately $132,000 and $135,000, respectively, for the six months ended March 31, 2021 and 2020. The Company incurred lease expense for operating leases of approximately $66,000 and $68,000, respectively, for the three months ended March 31, 2021 and 2020. Total cash paid related to operating leases during the six months ended March 31, 2021 and 2020 was approximately $111,000 and $132,000, respectively. Total cash paid related to operating leases during the three months ended March 31, 2021 and 2020 was approximately $63,000 and $66,000, respectively.

As of March 31, 2021, future minimum lease payments on operating leases are as follows:

Six months ending September 30, 2021	$129,000
Year ending September 30,
2022	264,000
2022	272,000
2024	280,000
2025	288,000
2026	207,000
Thereafter	80,000
Total future minimum lease obligation	1,520,000
Less imputed interest on operating lease obligation	(327,000)
Net present value of operating lease obligation	$1,193,000

G. PATENTS

During the six months ended March 31, 2021 and 2020, no patent impairment charges were recorded. For the six months ended March 31, 2021 and 2020, amortization of patent costs totaled approximately $26,000 and $27,000, respectively. For the three months ended March 31, 2021 and 2020, amortization of patent costs totaled approximately $13,000 and $14,000, respectively. Approximate estimated future amortization expense is as follows:

Six months ending September 30, 2021	$26,000
Year ending September 30,
2022	48,000
2023	38,000
2024	31,000
2025	28,000
2026	24,000
Thereafter	97,000
Total	$292,000

H. LOSS PER COMMON SHARE

The following tables provide the details of the basic and diluted loss per-share computations:

	Six months ended March 31,		Three months ended March 31,
	2021	2020	2021	2020
Loss per share – basic and diluted
Net loss available to common shareholders - basic	$(19,303,763)	$(14,620,912)	$(11,281,120)	$(9,089,552)
Weighted average shares outstanding - basic	39,351,194	35,621,711	40,047,273	36,165,050
Basic and diluted loss per common share	$(0.49)	$(0.41)	$(0.28)	$(0.25)

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net earnings (loss) per share excludes the following securities because their inclusion would have been anti-dilutive as of March 31:

	2021	2020

Options and Warrants	5,945,064	6,452,645
Unvested Restricted Stock	302,500	318,798
Total	6,247,564	6,771,443

J. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were filed and determined there are no subsequent events that require disclosure.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The Company has fully enrolled 928 patients in a Phase 3 clinical trial for its lead investigational therapy, Multikine, in advanced primary head and neck cancer. This study was cleared by the U.S. FDA as well as twenty-three other countries. The pivotal Phase 3 study reached the targeted threshold of 298 events (deaths) required to conduct the data evaluation. The Company is now at the end of this 10-year-long study to prove this completely novel concept of activating the immune system to fight cancer before surgery, radiation and chemotherapy. The extensive database for the study was locked late last year (meaning it was ready to be analyzed) and experts are now analyzing the data according to a statistical analysis plan that was agreed to and finalized before database lock. The Company is blinded to the study data and is not involved in this process. The statistical analysis plan follows the protocol stated objectives and is designed to meet FDA requirements to define the clinical benefits that Multikine might provide. The analysis looks at multiple parameters to be able to gain the most information on the possible benefits of using Multikine immunotherapy before any other treatment in these patients. The Company will be advised of the results when the analysis is completed, and the study results will be announced to the public at that time.

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

Capital raised by the Company has been expended primarily for patent applications, research and development, administrative costs, and the construction and upgrade of the Company’s manufacturing and laboratory facilities. The Company does not anticipate realizing significant revenues until it receives regulatory approval to sell its products and enters into licensing arrangements for its technology and know-how (which could take several years). Thus, the Company has been dependent upon the proceeds from the sale of its securities to meet all its liquidity and capital requirements and anticipates having to do so in the future.

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

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has incurred expenses of approximately $60.8 million as of March 31, 2021 on direct costs for the Phase 3 clinical trial. The Company estimates it will incur additional expenses of approximately $4.4 million for the remainder of the Phase 3 clinical trial and the filing of the clinical study report to the FDA. It should be noted that this estimate is based only on the information currently available from the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., the manufacturing of the drug. This number may be affected by foreign currency exchange rates and many other factors, some of which cannot be foreseen today. It is therefore possible that the cost of the Phase 3 clinical trial will be higher than currently estimated.

The Company uses two CRO’s to manage the global Phase 3 study; ICON and Ergomed, who are both international leaders in managing oncology trials.

Under a co-development agreement, Ergomed agreed to contribute up to $12 million towards the study where it will perform clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount. Approximately $11.4 million of these credits were realized as of March 31, 2021.

During the six months ended March 31, 2021, the Company’s cash decreased by approximately $9.1 million, $11.1 million of which was due to the purchase of U.S. Treasury bills (T-bills) during the quarter ended March 31, 2021. Net of the purchase of the T-bills, cash increased by approximately $2.1 million. Significant components of the increase include approximately $13.4 million in net proceeds from the sale of common stock through public offerings and approximately $4.6 million in proceeds from the exercise of warrants and options, offset by net cash used to fund the Company’s operations, including its Phase 3 clinical trial, of approximately $8.8 million, approximately $6.6 million of equipment and leasehold improvement expenditures and approximately $0.5 million in lease payments. During the six months ended March 31, 2020, the Company’s cash increased by approximately $5.9 million. Significant components of this increase include approximately $12.9 million in net proceeds from the sale of common stock through public offerings and approximately $2.1 million in proceeds from the exercise of warrants and options, offset by net cash used to fund the Company’s operations, including its Phase 3 clinical trial, of approximately $8.0 million, approximately $0.8 million of equipment and leasehold improvement expenditures and approximately $0.4 million in lease payments.

During the six months ended March 31, 2021, 1,006,239 warrants were exercised at a weighted average exercise price of $4.41 for total proceeds of approximately $4.4 million. These exercises include 991,239 warrants exercised during three months ended March 31, 2021 for proceeds of approximately $4.4 million and a weighted average exercise price of $4.43. During the six months ended March 31, 2020, 695,000 warrants were exercised at a weighted average exercise price of $2.98 for total proceeds of approximately $2.1 million. These exercises include 562,100 warrants exercised during three months ended March 31, 2020 for proceeds of approximately $1.8 million.

The Company entered into a Securities Purchase Agreement with Ergomed plc, one of the Company’s Clinical Research Organizations responsible for managing the Company’s Phase 3 clinical trial, to facilitate a payment of amounts due Ergomed. Under the Agreement, the Company issued Ergomed shares of common stock and the net proceeds from the sales of those shares reduces outstanding amounts due Ergomed. Upon issuance, the Company expenses the full value of the shares as Other non-operating gain or loss and subsequently offsets the expense as amounts are realized through the sale of the Company’s shares by Ergomed and reduces accounts payable to Ergomed. During the six months ended March 31, 2021 and 2020, the Company realized approximately $0.7 million and $1.7 million, respectively, through the sale by Ergomed of 39,500 and 177,750 shares of the Company’s common stock, and the Company reduced accounts payable to Ergomed and credited Other operating gains by those amounts. (As disclosed in Item 4 under Note C).

Prepaid expenses decreased by approximately $0.6 million during the six months ended March 31, 2021 as compared to September 30, 2020 primarily due to the timing of payments and recognition of related expenses relating to the Company’s Phase 3 clinical trial status.

Supplies are purchased for use in the Company’s manufacturing and R&D efforts and vary with the study requirements. During the six months ended March 31, 2021, the supplies increased by approximately $0.6 million in support of the work on modifications of the manufacturing facility to prepare the facility to produce Multikine for commercial purposes and before the Company’s Biologics License Application (BLA) can be submitted to the FDA.

During the six and three months ended March 31, 2021, the Company incurred approximately $6.9 million and $3.3 million, respectively, in costs to upgrade its manufacturing facility to prepare for the potential commercial production of its products. Total estimated costs of this upgrade are approximately $10.6 million. The landlord of the property has agreed to finance the final $2.4 million of costs and allow for the repayment through increased lease payments beginning March 1, 2021. Because of the change in lease payments, the new financing arrangement was considered a lease modification. The modification along with the accounting for the landlord’s lease incentive resulted in a decrease of approximately $0.1 million in the right of use asset and liability relating to this lease. The lease incentive is expected to be fully realized by July 2021.

Results of Operations and Financial Condition

During the six and three months ended March 31, 2021, grant income decreased by approximately $0.3 million, or 100%, compared to the six and three months ended March 31, 2020. Prior year grant income included amounts earned on a Small Business Innovation Research (SBIR) grant, which was not received in the current year. The nature and amount of grants awarded depends on the timing and availability of such funds.

During the six months ended March 31, 2021, research and development expenses increased by approximately $1.9 million, or 22%, compared to the six months ended March 31, 2020. Major components of this increase include approximately $1.4 million increase in employee stock compensation expense and an increase of approximately $0.7 million in expenses related to the Company’s on-going Phase 3 clinical trial. These increases were offset by a decrease of approximately $0.2 million in other miscellaneous research and development expenses. During the three months ended March 31, 2021, research and development expenses increased by approximately $0.8 million, or 17%, compared to the three months ended March 31, 2020. Major components of this increase include approximately $0.2 million of costs incurred to prepare the manufacturing facility for the potential commercial manufacture of Multikine, $0.7 million increase in employee stock compensation expense and a $0.1 million increase in expenses related to the Company’s on-going Phase 3 clinical trial. These increases were offset by a decrease of approximately $0.2 million in other miscellaneous research and development expenses.

During the six months ended March 31, 2021, general and administrative expenses increased by approximately $1.4 million, or 29%, compared to the six months ended March 31, 2020. Approximately $1.6 million of the increase relates to an increase in employee stock compensation expense. The increase was offset by a decrease of $0.2 million in legal and accounting fees. During the three months ended March 31, 2021, general and administrative expenses increased by approximately $0.8 million, or 29%, compared to the three months ended March 31, 2020. The increase relates to an increase in employee stock compensation expense.

The approximate $2.1 million loss on derivative instruments for the six months ended March 31, 2021 is consistent with the approximate $2.3 million loss on derivative instruments for the six months ended March 31, 2020. The variance is the result of the change in fair value of the derivative liabilities at the respective period ends which is caused mainly by fluctuation in the share price of the Company’s common stock.

Other non-operating gain decreased $1.0 million and $0.4 million, respectively, for the six and three months ended March 31, 2021 as compared to the six and three months ended March 31, 2020. This gain relates to the SPA described in Item 4 under Note C. The amount of the gain or loss is a result of the timing of shares issued to Ergomed and the subsequent re-sale of those shares. During the six-month periods ended March 31, 2021 and 2020, the Company realized approximately $0.7 million and $1.7 million, respectively, in value upon the resale of shares. During the three-month periods ended March 31, 2021 and 2020, the Company realized approximately $0.5 million and $0.9 million, respectively in value upon the resale of shares.

Research and Development Expenses

The Company’s research and development efforts involve Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Six months ended March 31,		Three months ended March 31,
	2021	2020	2021	2020
MULTIKINE	$9,732,817	$7,960,163	$4,720,867	$3,947,519
LEAPS	903,457	751,197	500,647	511,028
TOTAL	$10,636,274	$8,711,360	$5,221,514	$4,458,547

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2021. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Company’s Chief Executive and Principal Financial and Accounting Officer has concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2021.

Changes in Internal Control over Financial Reporting

The Company has implemented additional controls over financial reporting which include a thorough review of all leases and relevant accounting guidance such that the accouting for any leases complies with Generally Accepted Accounting Principles.

There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended March 31, 2021 the Company issued 28,530 restricted shares of common stock to consultants for investor relations services.

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

CEL-SCI CORPORATION

Date: May 17, 2021	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer*

* Also signing in the capacity of the Principal Accounting and Financial Officer.

