Form 10-Q
period 2021-06-30
CEL SCI CORP
filed 2021-08-13
CIK 725363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Class of Stock	No. Shares Outstanding	Date
Common	43,028,150	August 9, 2021

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION
CONDENSED BALANCE SHEETS

	JUNE 30,	SEPTEMBER 30,
ASSETS	2021	2020
	(UNAUDITED)
Current Assets:
Cash and cash equivalents	$35,957,715	$15,508,909
U.S. Treasury Bills	11,152,245	-
Receivables	54,922	54,922
Prepaid expenses	978,575	1,313,432
Supplies used for R&D and manufacturing	1,579,245	820,052
Deposits - current portion	8,712	-

Total current assets	49,731,414	17,697,315

Finance lease right of use assets	13,125,302	13,811,849
Operating lease right of use assets	1,046,648	1,198,958
Property and equipment, net	13,548,079	5,843,993
Patent costs, net	279,366	313,422
Deposits	1,910,917	1,670,917

Total Assets	$79,641,726	$40,536,454

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,144,455	$2,023,067
Accrued expenses	868,443	510,515
Due to employees	532,620	448,022
Derivative instruments, current portion	918,704	213,787
Lease liabilities, current portion	692,478	1,070,123

Total current liabilities	5,156,700	4,265,514

Derivative instruments, net of current portion	-	3,551,826
Finance lease liabilities, net of current portion	13,603,297	11,753,100
Operating lease liabilities, net of current portion	962,985	1,114,340
Other liabilities	125,000	125,000

Total liabilities	19,847,982	20,809,780

Commitments and Contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value-200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized;
42,963,391 and 38,730,150 shares issued and outstanding
at June 30, 2021 and September 30, 2020, respectively	429,634	387,302
Additional paid-in capital	469,355,665	401,174,675
Accumulated deficit	(409,991,555)	(381,835,303)

Total stockholders’ equity	59,793,744	19,726,674

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$79,641,726	$40,536,454

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2021 and 2020
(UNAUDITED)

	2021	2020

Grant income	$-	$530,106

Operating Expenses:
Research and development	17,818,373	12,680,430
General and administrative	9,902,120	8,389,821
Total operating expenses	27,720,493	21,070,251

Operating loss	(27,720,493)	(20,540,145)

Other (expense) income	(8,213)	38,741
Loss on derivative instruments	(991,562)	(3,565,347)
Warrant inducement expense	-	(805,753)
Other non-operating gains	1,436,473	774,245
Interest expense, net	(872,457)	(777,898)

Net loss	(28,156,252)	(24,876,157)
Modification of warrants	(350,861)	(21,734)

Net loss available to common shareholders	$(28,507,113)	$(24,897,891)

Net loss per common share - basic	$(0.71)	$(0.69)
Weighted average common shares outstanding - basic	39,907,624	36,230,092

Net loss per common share - diluted	$(0.74)	$(0.69)
Weighted average common shares outstanding - diluted	40,158,321	36,230,092

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2021 and 2020
(UNAUDITED)

	2021	2020

Grant income	$-	$195,874

Operating Expenses:
Research and development	7,182,099	3,969,070
General and administrative	3,274,480	3,192,403
Total operating expenses	10,456,579	7,161,473

Operating loss	(10,456,579)	(6,965,599)

Other (expense) income	(8,213)	1,845
Gain (loss) on derivative instruments	1,116,619	(1,282,829)
Warrant inducement expense	-	(805,753)
Other non-operating gains (losses)	761,237	(950,935)
Interest expense, net	(351,332)	(273,708)

Net loss	(8,938,268)	(10,276,979)
Modification of warrants	(265,082)	-

Net loss available to common shareholders	$(9,203,350)	$(10,276,979)

Net loss per common share - basic	$(0.22)	$(0.27)
Weighted average common shares outstanding - basic	41,020,485	37,453,539

Net loss per common share - diluted	$(0.25)	$(0.27)
Weighted average common shares outstanding - diluted	41,231,082	37,453,539

See notes to condensed financial statements.

CEL-SCI CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT OCTOBER 1, 2020	38,730,150	$387,302	$401,174,675	$(381,835,303)	$19,726,674

Proceeds from the sale of common stock	1,000,000	10,000	13,549,500	-	13,559,500
Warrant exercises	15,000	150	89,100	-	89,250
Equity based compensation - employees	(2,000)	(20)	3,296,329	-	3,296,309
401(k) contributions paid in common stock	3,564	36	41,635	-	41,671
Stock and options issued to nonemployees for service	15,044	150	152,300	-	152,450
Option exercises	5,300	53	23,458	-	23,511
Modification of warrants	-	-	192	-	192
Share issuance costs	-	-	(117,021)	-	(117,021)
Net loss	-	-	-	(7,936,864)	(7,936,864)

BALANCES AT DECEMBER 31, 2020	39,767,058	397,671	418,210,168	(389,772,167)	28,835,672

Warrant exercises	991,239	9,912	7,928,929	-	7,938,841
Equity based compensation - employees	-	-	3,282,742	-	3,282,742
401(k) contributions paid in common stock	3,347	33	51,387	-	51,420
Stock and options issued to nonemployees for service	13,486	135	379,142	-	379,277
Option exercises	48,845	489	138,299	-	138,788
Share issuance costs	-	-	(13,828)	-	(13,828)
Net loss	-	-	-	(11,281,120)	(11,281,120)

BALANCES AT MARCH 31, 2021	40,823,975	408,240	429,976,839	(401,053,287)	29,331,792

Proceeds from the sale of common stock	1,610,000	16,100	33,787,826	-	33,803,926
Warrant exercises	437,312	4,373	1,375,117	-	1,379,490
Equity based compensation - employees	-	-	3,511,359	-	3,511,359
401(k) contributions paid in common stock	6,111	61	53,144	-	53,205
Stock and options issued to nonemployees for service	13,184	132	266,936	-	267,068
Option exercises	72,809	728	463,434	-	464,162
Modification of warrants	-	-	24,195	-	24,195
Share issuance costs	-	-	(103,185)	-	(103,185)
Net loss	-	-	-	(8,938,268)	(8,938,268)

BALANCES AT JUNE 30, 2021	42,963,391	$429,634	$469,355,665	$(409,991,555)	$59,793,744

CEL-SCI CORPORATION
STATEMENTS OF STOCKHOLDERS’ EQUITY continued
(UNAUDITED)

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT OCTOBER 1, 2019	35,231,776	$352,318	$358,507,603	$(353,726,254)	$5,133,667

Adoption of new accounting standard				2,146,195	2,146,195
Issuance of common stock	606,395	6,064	5,043,939	-	5,050,003
Warrant exercises	132,900	1,329	295,772	-	297,101
Equity based compensation - employees	-	-	1,800,225	-	1,800,225
401(k) contributions paid in common stock	4,474	45	40,892	-	40,937
Stock issued to nonemployees for service	15,819	158	84,289	-	84,447
Purchase of stock by officer	3,725	37	24,963	-	25,000
Share issuance costs	-	-	(92,150)	-	(92,150)
Net loss	-	-	-	(5,531,360)	(5,531,360)

BALANCES AT DECEMBER 31, 2019	35,995,089	359,951	365,705,533	(357,111,419)	8,954,065

Proceeds from the sale of common stock	721,459	7,215	7,860,414	-	7,867,629
Warrant exercises	562,100	5,621	4,313,085	-	4,318,706
Equity based compensation - employees	-	-	1,780,979	-	1,780,979
401(k) contributions paid in common stock	3,376	34	38,925	-	38,959
Stock issued to nonemployees for service	17,120	171	234,853	-	235,024
Purchase of stock by officers and directors	16,787	168	159,822	-	159,990
Option exercises	20,480	205	49,693	-	49,898
Share issuance costs	-	-	(199,372)	-	(199,372)
Net loss	-	-	-	(9,067,818)	(9,067,818)

BALANCES AT MARCH 31, 2020	37,336,411	373,365	379,943,932	(366,179,237)	14,138,060

Proceeds from the sale of common stock	94,575	946	1,073,861	-	1,074,807
Warrant exercises	849,845	8,498	10,147,777	-	10,156,275
Equity based compensation - employees	-	-	3,109,127	-	3,109,127
401(k) contributions paid in common stock	2,875	29	42,866	-	42,895
Stock issued to nonemployees for service	14,811	148	205,233	-	205,381
Shares issued for settlement of clinical research costs	150,000	1,500	1,768,000	-	1,769,500
Option exercises	73,719	737	275,678	-	276,415
Modification of warrants	-	-	5,554	-	5,554
Warrant issuances	-	-	805,753	-	805,753
Share issuance costs	-	-	(418,497)	-	(418,497)
Net loss	-	-	-	(10,276,979)	(10,276,979)

BALANCES AT JUNE 30, 2020	38,522,236	$385,223	$396,959,284	$(376,456,216)	$20,888,291

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2021 and 2020
(UNAUDITED)

	2021	2020

Net loss	$(28,156,252)	$(24,876,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,649,699	1,610,855
Share-based payments for services	955,900	623,146
Equity based compensation	10,090,410	6,690,331
Common stock contributed to 401(k) plan	146,296	122,791
Shares issued for settlement of clinical research costs	-	1,769,500
Gain on short-term investments	(6,578)	-
Loss on derivative instruments	991,562	3,565,347
Warrant inducement expense	-	805,753
Modification of warrants	24,387	5,554
(Increase)/decrease in assets:
Receivables	-	(192,242)
Prepaid expenses	232,752	(969,219)
Supplies used for R&D and manufacturing	(759,193)	(4,648)
Deposits	(248,712)	-
Increase/(decrease) in liabilities:
Accounts payable	689,812	(761,675)
Accrued expenses	297,928	87,820
Due to employees	84,598	(166,310)
Other liabilities	22,459	(815)

Net cash used in operating activities	(13,984,932)	(11,689,969)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchases of U.S. Treasury Bills	(11,145,667)	-
Purchases of property and equipment	(8,628,648)	(1,530,327)
Expenditures for patent costs	-	(39,975)

Net cash used in investing activities	(19,774,315)	(1,570,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	47,363,426	13,992,439
Payments of stock issuance costs	(207,673)	(695,447)
Proceeds from the purchase of stock by officer	-	184,990
Proceeds from exercises of warrants and options	6,195,571	12,063,070
Proceeds from landlord funding of leasehold improvements	1,613,546	-
Payments on obligations under finance lease	(756,817)	(592,766)

Net cash provided by financing activities	54,208,053	24,952,286

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,448,806	11,692,015

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	15,508,909	8,444,774

CASH AND CASH EQUIVALENTS, END OF PERIOD	$35,957,715	$20,136,789

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2021 and 2020

	2021	2020
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment included in current liabilities	$589,400	$121,441
Capitalizable patent costs included in current liabilities	$20,000	$-
Changes to right of use assets and liabilities	$551,444	$399,032
Finance lease obligation included in accounts payable	$1,328	$775
Prepaid consulting services paid with issuance of common stock	$292,792	$11,706
Accrued consulting services to be paid with issuance of common stock	$110,000	$110,000
Fair value of warrants liabilities on date of exercise	$3,838,471	$3,035,325
Financing costs included in current liabilities	$76,860	$30,152

Cash paid for interest	$876,779	$872,710

See notes to condensed financial statements.

CEL-SCI CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2021 AND 2020 (UNAUDITED)

A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of CEL-SCI Corporation (the Company) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, these interim condensed financial statements should be read in conjunction with the financial statements and footnotes included in the Company’s annual report on Form 10-K for the year ended September 30, 2020.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2021 and the results of its operations for the nine and three months then ended. The condensed balance sheet as of September 30, 2020 is derived from the September 30, 2020 audited financial statements. All accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the nine and three months ended June 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the entire year.

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

Leases – The Company accounts for contracts that convey the right to control the use of identified property, plant or equipment over a period of time in exchange for consideration, as leases upon inception. The Company leases certain real estate, machinery, laboratory equipment and office equipment over varying periods. Many of these leases include an option to either renew or terminate the lease. For purposes of calculating lease liabilities, these options are included in the lease term when it is reasonably certain that the Company will exercise such options. The incremental borrowing rate utilized to calculate the lease liabilities is based on the information available at commencement date, as most of the leases do not provide an implicit borrowing rate. Short-term leases, defined as leases with initial terms of 12 months or less, are not reflected on the balance sheet. Lease expense for such short-term leases is not material. For purposes of calculating lease liabilities, lease and non-lease components are combined.

Income Taxes - The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. A full valuation allowance was recorded against the deferred tax assets as of June 30, 2021 and September 30, 2020.

Derivative Instruments – The Company has financing arrangements that consist of freestanding derivative instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification (ASC) 815, “Accounting for Derivative Instruments and Hedging Activities.” In accordance with accounting principles generally accepted in the United States (U.S. GAAP), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the balance sheet and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models considering all the rights and obligations of each instrument. The derivative liabilities are re-measured at fair value at the end of each interim and annual reporting period.

Stock-Based Compensation – Compensation cost for stock-based awards to employees and non-employees is measured at fair value as of the grant date in accordance with the provisions of ASC 718 “Compensation – Stock Compensation.” The fair value of time vested stock options is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires various judgmental assumptions including volatility and expected option life. The stock-based compensation cost is recognized on the straight-line allocation method as expense over the requisite service or vesting period.

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

Vesting of restricted stock granted under the Incentive Stock Bonus Plan and options granted under the 2021 and 2020 Non-Qualified Stock Option Plans are subject to service, performance and market conditions and meet the classification of equity awards. These awards were measured at market value on the grant-dates for issuances where the attainment of performance criteria is likely and at fair value on the grant-dates, using a Monte Carlo simulation for issuances where the attainment of performance or the market condition is uncertain. The total compensation cost will be expensed over the estimated requisite service period.

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

B. OPERATIONS AND FINANCING

On June 28, 2021, the Company announced results from its 9.5 year pivotal Phase 3 study for its immunotherapy Multikine® (Leukocyte Interleukin, Injection) in the treatment of advanced (stages III and IV) primary (previously untreated) squamous cell carcinoma of the head and neck (SCCHN). The Phase 3 results showed a long-term 5-year overall survival (OS) benefit in the treatment arm that received Multikine treatment followed by surgery and radiation. This survival benefit was robust and durable, with no safety issues, something not commonly seen with cancer drugs. In fact, the survival benefit increased over time and at 5-years the overall survival benefit reached an absolute 14.1% advantage for the Multikine treated arm over control (n=380, total study patients treated with surgery plus radiation), which is about a 29% improvement, control arm 48.6%, Multikine arm 62.7% survival.

The study used the standard of care treatment for advanced primary head and neck cancer patients as a comparison. The patients received surgery followed by either radiation or chemoradiation (chemotherapy and radiation at the same time), as determined by the physician. This means that there were 2 treatment arms, 1) surgery plus radiation or 2) surgery plus chemoradiation. The arm that received Multikine treatment followed by surgery and radiation showed great survival benefit, but when chemotherapy was added in the second treatment arm, the immunological effect of Multikine was negated. Therefore when the two treatment arms were combined the study did not achieve its primary endpoint of a 10% improvement in overall survival.

However, the analysis of the separate treatment arms was prespecified in the protocol and carried out prior to the Company becoming unblinded. The OS benefit of 14.1% at 5 years for this treatment arm exceeded the 10% OS benefit set out for the study population as a whole. The OS results for this treatment arm are significant (two-sided p=0.0236, HR=0.68) and the effect is robust, durable and increasing over time. The results from the Phase 3 cancer study proved that Multikine met all of the protocol required benefits stated in the study protocol in patients in the treatment arm receiving surgery and radiation as their standard therapies. Based on this the Company will be filing for and seeking FDA approval for the use of Multikine in the treatment of advanced primary head and neck cancer in this patient population of about 210,000 patients annually worldwide.

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

The Company has incurred significant costs since its inception for the acquisition of certain proprietary technology and scientific knowledge relating to the human immunological defense system, patent applications, research and development, administrative costs, construction and upgrade of laboratory facilities and clinical trials. The Company has funded such costs primarily with proceeds from loans and the public and private sale of its securities. The Company may be required to raise additional capital or find additional long-term financing to continue with its efforts to bring Multikine to market. The ability to raise capital may be dependent upon market conditions that are outside the control of the Company. The ability of the Company to obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure. The Company believes there is a high likelihood that it will continue to receive funds from private and public offerings and warrant exercises similar to the way it has substantially funded operations in the past. However, there can be no assurance that the Company will be able to raise sufficient capital to support its operations.

If the Company needs to raise capital, Management plans to raise additional capital in the form of warrant exercises, corporate partnerships, and debt and/or equity financings. The Company believes that it will be able to obtain additional financing because it has done so consistently in the past and because it showed great survival benefit in one of the two treatment arms for advanced primary head and neck cancer. However, there can be no assurance that the Company will be successful in raising additional funds on a timely basis or that the funds will be available to the Company on acceptable terms or at all. If the Company does not raise the necessary amounts of money, it may have to curtail its operations until it is able to raise the required funding.

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

C. STOCKHOLDERS’ EQUITY

Proceeds from the Sale of Common Stock

In June 2021, the Company sold 1,400,000 shares of common stock at a public offering price of $22.62 per share and received aggregate net proceeds of approximately $29.4 million. The Company also granted the underwriters a 30-day option to purchase up to 210,000 additional shares of common stock to cover over-allotments. The underwriters fully exercised this option in June 2021, resulting in additional net proceeds to the Company of approximately $4.4 million.

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

Equity Compensation

Underlying share information for equity compensation plans as of June 30, 2021 is as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Options Plans	138,400	76,829	N/A	213
Non-Qualified Stock Option Plans	11,787,200	11,001,880	N/A	404,826
Stock Bonus Plans	783,760	N/A	358,118	425,609
Stock Compensation Plans	634,000	N/A	150,695	464,895
Incentive Stock Bonus Plan	640,000	N/A	614,500	25,500

Stock option activity:

	Nine Months Ended June 30,
	2021	2020
Options granted	2,603,500	2,561,200
Options exercised	126,954	94,199
Options forfeited	42,166	1,000
Options expired	9,374	1,180

	Three Months Ended June 30,
	2021	2020
Options granted	2,595,500	2,559,000
Options exercised	72,809	73,719
Options forfeited	-	16
Options expired	9,307	-

During the quarter ended June 30, 2021, the Company adopted the 2021 Non-Qualified Stock Option Plan, which provides for the issuance of up to 1,800,000 options to purchase shares of common stock. On May 14, 2021, the Company granted 1,800,000 performance-based stock options from the 2021 Non-Qualified Stock Option Plan and 72,000 performance-based stock options from the 2020 Non-Qualified Stock Option Plan to officers and directors. Each option entitles the holder to purchase one share of the Company’s common stock at a price of $20.61 per share, the fair value on the date of issuance. The stock options will vest 100% upon the achievement of the following performance goal: (a) the filing of the first marketing application for any pharmaceutical based upon the Company’s Multikine technology, in the US, Canada, UK, Germany, France, Italy, Spain, Japan, or Australia or (b) the closing price of the Company’s common stock exceeds $42.00. None of the options will be exercisable before May 13, 2022. All options which have not vested as of May 13, 2031, will be canceled and will no longer be exercisable. The options were recorded in permanent equity in accordance with ASC 718, Compensation – Stock Compensation. On the grant date, the options were valued using a Monte Carlo Simulation approach. Monte Carlo Simulation is a statistical technique that is used to model probabilistic systems and establish the probabilities for a variety of outcomes. That valuation resulted in a per share fair value of $0.34 and an aggregate value of $636,480 on the grant date. The aggregate value will be expensed over the requisite service period of the options, which was determined to be 1.3 years. This resulted in compensation expense of approximately $64,000 recorded during the nine and three months ended June 30, 2021.

Stock-Based Compensation Expense

	Nine months Ended June 30,
	2021	2020
Employees	$10,090,410	$6,690,331
Non-employees	$955,900	$623,146

	Three months Ended June 30,
	2021	2020
Employees	$3,511,359	$3,109,127
Non-employees	$403,236	$275,919

Employee compensation expense includes the expense related to options and restricted stock expensed over their vesting period. Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of the related service contracts.

Warrants and Non-Employee Options

The following chart represents the warrants and non-employee options outstanding at June 30, 2021:

Warrant/Options	Issue Date	Shares Issuable upon Exercise of Warrants/ Options	Exercise Price	Expiration Date	Reference
Series N	8/18/2008	85,339	$3.00	8/18/2022	2
Series UU	6/11/2018	93,603	$2.80	6/30/2022	2
Series X	1/13/2016	120,000	$9.25	7/13/2022	2
Series Y	2/15/2016	26,000	$12.00	8/15/2022	2
Series BB	8/26/2016	16,000	$13.75	8/22/2021	*
Series Z	5/23/2016	184,800	$13.75	11/23/2021	*
Series CC	12/8/2016	41,345	$5.00	12/8/2021	1
Series HH	2/23/2017	200	$3.13	2/16/2022	*
Series AA	8/26/2016	100,000	$13.75	2/22/2022	*
Series MM	6/22/2017	333,432	$1.86	6/22/2022	2
Series NN	7/24/2017	217,838	$2.52	7/24/2022	2
Series RR	10/30/2017	251,761	$1.65	10/30/2022	2
Series SS	12/19/2017	220,800	$2.09	12/18/2022	*
Series TT	2/5/2018	100,868	$2.24	2/5/2023	2
Consultants	7/28/2017 – 11/18/2020	15,000	$2.18 - $11.61	11/17/2022 - 7/27/2027	3

* No current period changes to these warrants

1. Derivative Liabilities

The table below presents the fair value of the warrant liabilities at the balance sheet dates:

	June 30, 2021	September 30, 2020
Series W warrants	$-	$73,570
Series Z warrants	429,996	1,207,902
Series ZZ warrants	-	75,044
Series AA warrants	263,818	1,082,212
Series BB warrants	16,696	65,173
Series CC warrants	206,978	1,259,712
Series HH warrants	1,216	2,000
Total warrant liabilities	$918,704	$3,765,613

The table below presents the gains (losses) on the warrant liabilities for the nine months ended June 30:

	2021	2020
Series V warrants	$-	$185,652
Series W warrants	73,570	(614,696)
Series Z warrants	(113,094)	(742,495)
Series ZZ warrants	(98,692)	(38,319)
Series AA warrants	(306,606)	(547,454)
Series BB warrants	48,477	(44,620)
Series CC warrants	(596,001)	(1,245,627)
Series FF warrants	-	(319,706)
Series HH warrants	784	(35,024)
Series JJ warrants	-	(64,992)
Series LL warrants	-	(98,066)
Net loss on warrant liabilities	$(991,562)	$(3,565,347)

The table below presents the gains (losses) on the warrant liabilities for the three months ended June 30:

	2021	2020
Series V warrants	$-	$107,191
Series W warrants	-	(247,327)
Series Z warrants	583,404	(430,619)
Series ZZ warrants	(87,162)	(33,734)
Series AA warrants	355,215	(220,831)
Series BB warrants	64,678	(37,592)
Series CC warrants	199,256	(419,350)
Series HH warrants	1,228	(567)
Net (gain) loss on warrant liabilities	$1,116,619	$(1,282,829)

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

On May 26, 2020, the Company lowered the exercise price of 810,127 Series V warrants from $19.75 to $13.75 per share and extended the expiration date of the Series V warrants from May 28, 2020 to June 25, 2020. The incremental cost of this modification combined with the mark-to-market gain recorded upon exercise of certain warrants and the expiration of the remaining warrants, resulted in a net gain of approximately $107,000 for the nine and three months ended June 30, 2020.

On October 28, 2020, 688,930 Series W warrants, with an exercise price of $16.75 expired.

Exercise of Warrant Liabilities

The following warrants recorded as liabilities were exercised during the periods ended June 30, 2021.

	Three Months			Nine Months
Warrants	Warrants Exercised	Exercise Price	Proceeds	Warrants Exercised	Exercise Price	Proceeds
Series Z	-	-	$-	79,200	$13.75	$1,089,000
Series ZZ	19,200	$13.75	264,000	20,000	$13.75	275,000
Series AA	-	-	-	100,000	$13.75	1,375,000
Series CC	5,000	$5.00	25,000	107,298	$5.00	536,490
	24,200		$289,000	306,498		$3,275,490

The following warrants recorded as liabilities were exercised during the periods ended June 30, 2020.

	Three Months			Nine Months
Warrants	Warrants Exercised	Exercise Price	Proceeds	Warrants Exercised	Exercise Price	Proceeds
Series V	674,164	$13.75	$9,269,755	674,164	$13.75	$9,269,755
Series CC	-	-	-	123,820	$5.00	619,100
Series FF	-	-	-	68,048	$3.91	265,812
Series HH	-	-	-	6,300	$3.13	19,687
Series JJ	-	-	-	9,450	$3.13	29,531
Series LL	-	-	-	26,398	$3.59	94,867
	674,164		$9,269,755	908,180		$10,298,752

2. Equity Warrants

Changes in Equity Warrants

On June 28, 2021, the expiration dates of the Series N, Series X, Series Y and Series UU warrants were extended one year. On December 7, 2020, the expiration dates were extended six months. The incremental costs of the warrant extensions were recorded consistent with the accounting for the initial warrant issuances. The incremental costs of the Series N and Series X warrant extensions were recorded as a deemed dividend and totaled approximately $351,000and $265,000 for the nine and three months ended June 30, 2021, respectively. The Series N and Series X warrants are held by the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary. The incremental cost of the Series Y warrants extension was recorded as additional paid in capital and totaled approximately $103,000 and $62,000 for the nine and three months ended June 30,2021. The incremental cost of the Series UU warrant extension was recorded as interest expense, because these warrants were initially issued as an inducement to convert notes payable into common stock, and totaled approximately $24,000for the nine and three months ended June 30,2021. The Series UU warrants are held by Geert Kersten, Patricia Prichep (current Officers of the Company) and the de Clara Trust.

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

On May 8, 2020, the expiration date of 93,593 Series UU warrants were extended by six months. The incremental cost of this extension was approximately $6,000 and was recorded as interest expense for the nine and three months ended June 30, 2020. As noted above, the Series UU warrants are held by current officers of the Company and the de Clara Trust.

On January 23, 2020, the expiration date of the Series N warrants was extended by six months. The incremental cost of this extension was approximately $22,000 and was recorded as a deemed dividend in the financial statements for the nine and three months ended June 30, 2020. The Series N warrants are held by the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary.

Exercise of Equity Warrants

The following warrants recorded as equity were exercised during the periods ended June 30, 2021.

	Three Months			Nine Months
Warrants	Warrants Exercised	Exercise Price	Proceeds	Warrants Exercised	Exercise Price	Proceeds
Series MM	147,929	$1.86	$275,148	464,201	$1.86	$863,414
Series NN	109,170	$2.52	275,108	131,004	$2.52	330,130
Series RR	95,799	$1.65	158,068	165,888	$1.65	273,715
Series SS	-	-	-	105,264	$2.09	220,002
Series TT	60,214	$2.24	134,879	270,696	$2.24	606,359
	413,112		$843,204	1,137,053		$2,293,620

The following warrants recorded as equity were exercised during the periods ended June 30, 2020.

	Three Months			Nine Months
Warrants	Warrants Exercised	Exercise Price	Proceeds	Warrants Exercised	Exercise Price	Proceeds
Series NN	-	-	$-	98,253	$2.52	$247,598
Series OO	10,000	$2.52	25,200	50,000	$2.52	126,000
Series SS	39,474	$2.09	82,500	156,580	$2.09	327,252
Series TT	10,000	$2.24	22,400	188,125	$2.24	421,400
Series UU	61,207	$2.80	171,380	61,207	$2.80	171,380
Series VV	55,000	$1.75	96,250	82,500	$1.75	144,375
	175,681		$397,730	636,665		$1,438,005

3. Options and Shares Issued to Consultants

During the nine months ended June 30, 2021 and 2020, the Company issued 41,714 and 47,750 shares, respectively, of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $19.47 and $11.60 during the nine months ended June 30, 2021 and 2020, respectively. During the three months ended June 30, 2021 and 2020, the Company issued 13,184 and 14,811 shares, respectively, of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $23.39 and $16.41, respectively, during the three months ended June 30, 2021 and 2020. The aggregate values of the issuances of restricted common stock and common stock options are recorded as prepaid expenses and are charged to general and administrative expenses over the periods of service.

Additionally, during the nine months ended June 30, 2021, the Company issued to a consultant 5,000 options to purchase common stock with an exercise price of $11.61. The options were exercisable beginning May 18, 2021 and expire on November 17, 2022. The options are being expensed on a straight-line basis over the six-month vesting period at a fair value of approximately $28,000 or $5.65 per option. No options were issued to consultants during the three months ended June 30, 2021. No options were issued to consultants during the nine months ended June 30, 2020.

As of June 30, 2021 and September 30, 2020, respectively, 15,000 and 10,000 options issued to consultants remained outstanding, all of which were issued from the Non-Qualified Stock Option plans and of which 10,000 are vested as of the balance sheet dates.

During the nine months ended June 30, 2021 and 2020, the Company recorded total expense of approximately $956,000 and $623,000, respectively, relating to these consulting agreements. At June 30, 2021 and September 30, 2020, consulting fees of approximately $293,000 and $395,000, respectively, are included in prepaid expenses.

4. Securities Purchase Agreement

The Company entered into a Securities Purchase Agreement (SPA) with Ergomed plc (“Ergomed”), one of the Company’s Clinical Research Organizations responsible for managing the Company’s Phase 3 clinical trial, to facilitate payment of amounts due to Ergomed. Under the Agreement, the Company issued Ergomed shares of common stock and the net proceeds from the sales of those shares reduces outstanding amounts due Ergomed. Upon issuance, the Company expenses the full value of the shares as Other non-operating gain/loss and subsequently offsets the expense as amounts are realized through the sale by Ergomed and reduces accounts payable to Ergomed. No shares were issued during the periods presented. The following amounts were realized through the resale of shares and are included in Other non-operating gains for the periods noted.

	Nine Months Ended		Three Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Realized through the resale of shares	$1,436,473	$2,539,245	$761,237	$818,565
Fair value of shares upon issuance	-	1,769,500	-	1,769,500
Other non-operating gain (loss)	$1,436,473	$769,745	$761,237	$(950,935)

As of June 30, 2021, Ergomed held 27,021 shares for resale.

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

The Company purchased short-term T-bills during the nine months ended June 30, 2021 that are classified as trading securities. Quoted market prices were applied to determine the fair value of short-term investments, therefore they were categorized as Level 1 on the fair value hierarchy. The T-bills were recorded at fair market value, which includes an unrealized gain of approximately $2,000. The T-bills have maturity dates ranging from July through December 2021 and yield a weighted average interest rate of 0.09%.

The Company measures its warrant liabilities at fair value. At June 30, 2021 and September 30, 2020, all warrant liabilities were measured using unobservable inputs, and therefore were categorized as a  Level 3 to the fair value hierarchy.

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the nine months ended June 30, 2021 and the year ended September 30, 2020:

	Nine months ended	Twelve months ended
	June 30, 2021	September 30, 2020

Beginning balance	$3,765,613	$6,488,310
Issuances	-	-
Exercises	(3,838,471)	3,071,775)
Realized and unrealized net loss	991,562	349,078
Ending balance	$918,704	$3,765,613

The fair values of the Company’s derivative instruments disclosed above under Level 3 are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock, as well as U.S. Treasury Bill rates, are observable in active markets.

E. RELATED PARTY TRANSACTIONS

On June 28, 2021, the expiration dates of the Series N and Series X warrants held by the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary, were extended by twelve months (Note C). The incremental cost of these modifications was approximately $265,000 and was recorded as a deemed dividend in the financial statements for the nine and three months ended June 30, 2021.

On June 28, 2021, the expiration date of 93,603 Series UU warrants was extended by twelve months (Note C). The incremental cost of this extension was $24,000 and was recorded as interest expense for the nine and three months ended June 30, 2021. The Series UU warrants are held by certain officers of the Company and the de Clara Trust and were originally issued with convertible debt.

On December 7, 2020, the expiration dates of the Series N and Series X warrants held by the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary, were extended by six months (Note C). The incremental cost of these modifications was approximately $86,000 and was recorded as a deemed dividend in the financial statements for the nine months ended June 30, 2021.

On December 7, 2020, the expiration date of 93,603 Series UU warrants was extended from December 31, 2020 to June 30, 2021. The incremental cost of this extension was $192 and was recorded as interest expense for the nine months ended June 30, 2021. The Series UU warrants are held by certain officers of the Company and were originally issued with convertible debt.

During the nine months ended June 30, 2020, certain officers and directors of the Company purchased 20,512 shares of restricted common stock at an aggregate fair market value of approximately $185,000. No shares were purchased during the three months ended June 30, 2020.

On January 23, 2020, the expiration date of the Series N warrants was extended to February 18, 2021. The incremental cost of this extension was approximately $22,000, which was recorded as a deemed dividend in the financial statements for the nine months ended June 30, 2020. The Series N warrants are held by the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary.

F. COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

Under co-development and revenue sharing agreements with Ergomed, Ergomed agreed to contribute up to $12 million towards the Company’s Phase 3 Clinical Trial in the form of discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount. The Company accounted for the co-development and revenue sharing agreements in accordance with ASC 808 “Collaborative Arrangements.” The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.” Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its Statements of Operations. Since the inception of the agreement with Ergomed, the Company has incurred research and development expenses of approximately $34.8 million for Ergomed’s services. This amount is net of Ergomed’s discount of approximately $11.7 million. During the nine months ended June 30, 2021 and 2020, the Company recorded, net of Ergomed’s discount, approximately $1.4 million and $1.3 million, respectively, as research and development expense related to Ergomed’s services.

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

In August 2020, the Company entered into an amendment to the San Tomas lease agreement under which the landlord agreed to allow the Company to substantially upgrade the manufacturing facility in preparation for the potential commercial production of Multikine. The estimated cost of the upgrades is $10.7 million, of which approximately $10.5 million has been incurred as of June 30, 2021. The landlord agreed to finance the final $2.4 million of the costs incurred which will be repaid through increased lease payments over the remaining lease term starting on March 1, 2021. The repayment will include a base rent which escalates at 3% each year plus interest that accrues at 13.75% per year. The Company remeasured the right of use liability to account for the modified payments using a 8.45% implicit interest rate. Additionally, this financing is considered to be a lease incentive from the landlord and has been included in the calculation of the lease liability as it is realized. Approximately $1.6 million was received as of June 30, 2021. The total value of the leasehold improvements will be recorded in property and equipment and will be amortized over the remaining lease term when the assets are placed in service.

During June 2021, CEL-SCI determined that it used an incorrect discount rate to calculate the opening ROU asset and lease liability balances upon adoption of ASC 842. In addition, CEL-SCI determined that the discount rate used to calculate the modification of a finance lease during the quarter ended March 31, 2021 was also incorrect. CEL-SCI engaged an outside valuation specialist to perform a synthetic credit rating analysis to determine an appropriate rate for both the discount rate upon adoption, and the rate used for the lease modification. The revised rate upon adoption of ASC 842 was calculated to be 10.19% compared to the previously used rate of 8.80%, and the revised rate for the lease modification was calculated to be 8.45% compared to the previous rate of 10.00%. CEL-SCI performed an assessment and determined that the impact in the change of interest rates at September 30, 2020 is not material and would have decreased the right of use assets by $712,000 and the related lease liability by $683,000 and increased the net loss by $29,000. As a result, the error was corrected in the quarterly period ended June 30, 2021 as an out of period adjustment.

The net impact of correcting these errors resulted in an increase of approximately $0.5 million to the right of use assets and lease liabilities as of June 30, 2021. For the nine months ended June 30, 2021, this resulted in an increase of expense of approximately $27,000, which is recorded as expense in the nine and three months ended June 30, 2021. There is no impact to the Company’s cash flows as a result of the adjustment.

At June 30, 2021 and September 30, 2020, the net book value of the finance lease right of use asset is approximately $13.1 million and $13.8 million, respectively and the balance of the finance lease liability is approximately $14.1 million and $12.7 million, respectively, of which approximately $0.5 million and $0.9 million is current as of June 30, 2021, and September 30, 2020, respectively. These amounts include the San Tomas lease as well as several other smaller finance leases for office equipment. The finance right of use assets are being depreciated using a straight-line method over the underlying lease terms. Total cash paid related to finance leases during the nine months ended June 30, 2021 and 2020 was approximately $1.6 million, of which approximately $0.9 million was for interest. The weighted average discount rate of the Company’s finance leases is 8.45% and the weighted average time to maturity is 7.3 years.

The Company was required to deposit the equivalent of one year of base rent in accordance with the original lease. Under the landlord’s $2.4 million financing arrangement, the Company was required to deposit an additional $0.2 million during the quarter ended June 30, 2021. As of June 30, 2021 and September 30, 2020, respectively, the approximate $1.9 million and $1.7 million deposit is included in non-current assets.

Approximate future minimum lease payments under finance leases as of June 30, 2021 are as follows:

Nine months ending September 30, 2021 (1)	$(182,000)
Years ending September 30,
2022	2,486,000
2023	2,569,000
2024	2,648,000
2025	2,733,000
2026	2,824,000
Thereafter	6,186,000
Total future minimum finance lease obligation	19,264,000
Less: imputed interest on financing lease obligation	(5,126,000)
Net present value of financing lease obligation	$14,138,000

(1) Amount is net of landlord incentive of $0.8 million expected to be received in 2021

Effective April 30, 2020, the Company terminated a month-to-month arrangement with a sub-lessee as the sub-leased space is needed to prepare the facility to produce Multikine for commercial purposes and before the Company’s Biologics License Application (BLA) can be submitted to the FDA. The sublease rental income for the nine and three months ended June 30, 2020 was approximately $39,000 and $2,000, respectively.

The Company leases two facilities under 60-month operating leases. The lease for its research and development laboratory expires February 28, 2022 and the lease for its office headquarters expires on November 30, 2025. The operating leases include escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the full 60-month terms of the leases. As of June 30, 2021 and September 30, 2020, the net book value of the operating lease right of use assets is approximately $1.0 million and $1.2 million, respectively. As of June 30, 2021 and September 30, 2020, the balance of the operating lease liabilities is approximately $1.1 million and $1.3 million, of which approximately $200,000 and $100,000, respectively, is current. The Company incurred lease expense for operating leases of approximately $0.2 million for the nine months ended June 30, 2021 and 2020. The Company incurred lease expense for operating leases of approximately $66,000 and $67,000, respectively, for the three months ended June 30, 2021 and 2020. Total cash paid related to operating leases during the nine months ended June 30, 2021 and 2020 was approximately $176,000 and $198,000 respectively. Total cash paid related to operating leases during the three months ended June 30, 2021 and 2020 was approximately $64,000 and $66,000 respectively. The weighted average discount rate of the Company’s operating leases is 10.2% and the weighted average time to maturity is 5.9 years.

As of June 30, 2021, future minimum lease payments on operating leases are as follows:

Three months ending September 30, 2021	$66,000
Year ending September 30,
2022	267,000
2022	275,000
2024	281,000
2025	288,000
2026	207,000
Thereafter	80,000
Total future minimum lease obligation	1,464,000
Less imputed interest on operating lease obligation	(344,000)
Net present value of operating lease obligation	$1,120,000

G. PATENTS

During the nine months ended June 30, 2021 and 2020, no patent impairment charges were recorded. For the nine months ended June 30, 2021 and 2020, amortization of patent costs totaled approximately $39,000 and $40,000, respectively. For the three months ended June 30, 2021 and 2020, amortization of patent costs totaled approximately $13,000 and $14,000, respectively. Approximate estimated future amortization expense is as follows:

Three months ending September 30, 2021	$13,000
Year ending September 30,
2022	48,000
2023	38,000
2024	31,000
2025	28,000
2026	24,000
Thereafter	97,000
Total	$279,000

H. LOSS PER COMMON SHARE

The following tables provide the details of the basic and diluted loss per-share computations:

	Nine months ended June 30,		Three months ended June 30,
	2021	2020	2021	2020
Loss per share - basic
Net loss available to common shareholders - basic	$(28,507,113)	$(24,897,891)	$(9,203,350)	$(10,276,979)
Weighted average shares outstanding - basic	39,907,624	36,230,992	41,020,485	37,453,539
Basic loss per common share	$(0.71)	$(0.69)	$(0.22)	$(0.27)

Loss per share - diluted
Net loss available to common shareholders - basic	$(28,507,113)	$(24,897,891)	$(9,203,350)	$(10,276,979)
Unrealized gain on derivatives (1)	(1,236,514)	-	(1,233,597)	-
Net loss available to common shareholders - diluted	$(29,743,627)	$(24,897,891)	$(10,436,947)	$(10,276,979)

Weighted average shares outstanding - basic	39,907,624	36,230,992	41,020,485	37,453,539
Incremental shares underlying dilutive “in the money” warrants (1)	250,697	-	210,597	-
Weighted average shares outstanding - diluted	40,158,321	36,230,992	41,231,082	37,453,539
Diluted loss per common share	$(0.74)	$(0.69)	$(0.25)	$(0.27)

(1) Includes shares issuable upon the exercise of the Series Z, AA, BB, CC and HH warrants for the nine and three months ended June 30, 2021.

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net earnings (loss) per share excludes the following securities because their inclusion would have been anti-dilutive as of June 30:

	2021	2020

Options and Warrants	6,979,170	7,651,718
Unvested Restricted Stock	166,500	311,873
Total	7,145,670	7,963,591

J. SUBSEQUENT EVENTS

On July 7, 2021, the Company received security purchase agreements for the purchase of 27,500 restricted shares of the Company’s common stock at the closing price on July 6, 2021 of $8.00. The de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary invested $200,000 and two directors of the Company invested $10,000 each.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

On June 28, 2021, the Company announced results from its 9.5 year pivotal Phase 3 study for its immunotherapy Multikine® (Leukocyte Interleukin, Injection) in the treatment of advanced (stages III and IV) primary (previously untreated) squamous cell carcinoma of the head and neck (SCCHN). The Phase 3 results showed a long-term 5-year overall survival (OS) benefit in the treatment arm that received Multikine treatment followed by surgery and radiation. This survival benefit was robust and durable, with no safety issues, something not commonly seen with cancer drugs. In fact, the survival benefit increased over time and at 5-years the overall survival benefit reached an absolute 14.1% advantage for the Multikine treated arm over control (n=380, total study patients treated with surgery plus radiation), which is about a 29% improvement, control arm 48.6%, Multikine arm 62.7% survival.

The study used the standard of care treatment for advanced primary head and neck cancer patients as a comparison. The patients received surgery followed by either radiation or chemoradiation (chemotherapy and radiation at the same time), as determined by the physician. This means that there were 2 treatment arms, 1) surgery plus radiation or 2) surgery plus chemoradiation. The arm that received Multikine treatment followed by surgery and radiation showed great survival benefit, but when chemotherapy was added in the second treatment arm, the immunological effect of Multikine was negated. Therefore when the two treatment arms were combined the study did not achieve its primary endpoint of a 10% improvement in overall survival.

However, the analysis of the separate treatment arms was prespecified in the protocol and carried out prior to the Company becoming unblinded. The OS benefit of 14.1% at 5 years for this treatment arm exceeded the 10% OS benefit set out for the study population as a whole. The OS results for this treatment arm are significant (two-sided p=0.0236, HR=0.68) and the effect is robust, durable and increasing over time. The results from the Phase 3 cancer study proved that Multikine met all of the protocol required benefits stated in the study protocol in patients in the treatment arm receiving surgery and radiation as their standard therapies. Based on this the Company will be filing for and seeking FDA approval for the use of Multikine in the treatment of advanced primary head and neck cancer in this patient population of about 210,000 patients annually worldwide.

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

The Company may be required to raise additional capital or find additional long-term financing to continue with its efforts to bring Multikine to market. The ability to raise capital may be dependent upon market conditions that are outside the control of the Company. The ability of the Company to obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure. The Company believes there is a high likelihood that it will continue to receive funds from private and public offerings and warrant exercises similar to the way it has substantially funded operations in the past. However, there can be no assurance that the Company will be able to raise sufficient capital to support its operations.

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has incurred expenses of approximately $62.6 million as of June 30, 2021 on direct costs for the Phase 3 clinical trial. The Company estimates it will incur additional expenses of approximately $4.3 million for the remainder of the Phase 3 clinical trial and the filing of the clinical study report to the FDA. It should be noted that this estimate is based only on the information currently available from the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., the manufacturing of the drug. This number may be affected by foreign currency exchange rates and many other factors, some of which cannot be foreseen today. It is therefore possible that the cost of the Phase 3 clinical trial will be higher than currently estimated.

The Company uses two CRO’s to manage the global Phase 3 study; ICON and Ergomed, which are both international leaders in managing oncology trials.

Under a co-development agreement, Ergomed agreed to contribute up to $12 million towards the study where it will perform clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount. Approximately $11.6 million of these credits were realized as of June 30, 2021.

During the nine months ended June 30, 2021, the Company’s cash increased by approximately $20.4 million after the purchase of $11.1 million of U.S. Treasury bills (T-bills). Net of the purchase of the T-bills, cash increased by approximately $31.6 million. Significant components of the increase include approximately $47.2 million in net proceeds from the sale of common stock through public offerings, approximately $6.2 million in proceeds from the exercise of warrants and options, and receipt of approximately $1.6 million in lease incentives , offset by net cash used to fund the Company’s operations, including its Phase 3 clinical trial, of approximately $14.0 million, approximately $8.6 million of equipment and leasehold improvement expenditures and approximately $0.8 million in lease payments. During the nine months ended June 30, 2020, the Company’s cash increased by approximately $11.7 million. Significant components of this increase include approximately $14.0 million in net proceeds from the sale of common stock through public offerings, approximately $12.1 million in proceeds from the exercise of warrants and options and employee stock purchases of approximately $0.2 million, offset by net cash used to fund the Company’s regular operations, including its Phase 3 clinical trial, of approximately $11.7 million, approximately $1.6 million of equipment and leasehold improvement expenditures, approximately $0.7 million for payments of stock issuance costs and approximately $0.6 million in lease payments.

During the nine months ended June 30, 2021, 1,443,551 warrants were exercised at a weighted average exercise price of $3.86 for total proceeds of approximately $5.6 million. These exercises include 437,312 warrants exercised during three months ended June 30, 2021 for proceeds of approximately $1.1 million and a weighted average exercise price of $2.59. During the nine months ended June 30, 2020, 1,544,845 warrants were exercised at a weighted average exercise price of $7.60 for total proceeds of approximately $11.7 million. These exercises include 849,845 warrants exercised during three months ended June 30, 2020 for proceeds of approximately $9.7 million and a weighted average exercise price of $11.38.

The Company entered into a Securities Purchase Agreement with Ergomed plc, one of the Company’s Clinical Research Organizations responsible for managing the Company’s Phase 3 clinical trial, to facilitate a payment of amounts due Ergomed. Under the Agreement, the Company issued Ergomed shares of common stock and the net proceeds from the sales of those shares reduces outstanding amounts due Ergomed. Upon issuance, the Company expenses the full value of the shares as Other non-operating gain or loss and subsequently offsets the expense as amounts are realized through the sale of the Company’s shares by Ergomed and reduces accounts payable to Ergomed. During the nine months ended June 30, 2021 and 2020, the Company realized approximately $1.4 million and $2.5 million, respectively, through the sale by Ergomed of 75,500 and 237,479 shares of the Company’s common stock, and the Company reduced accounts payable to Ergomed and credited Other operating gains by those amounts. (As disclosed in Item 4 under Note C). During the nine months ended June 30, 2020, the Company issued Ergomed 150,000 shares of common stock valued at approximately $1.8 million.

Prepaid expenses decreased by approximately $0.3 million during the nine months ended June 30, 2021 as compared to September 30, 2020 primarily due to the timing of payments and recognition of related expenses relating to the Company’s Phase 3 clinical trial status.

Supplies are purchased for use in the Company’s manufacturing and R&D efforts and vary with the study requirements. During the nine months ended June 30, 2021, the supplies increased by approximately $0.8 million in support of the work on modifications of the manufacturing facility to prepare the facility to produce Multikine for commercial purposes and before the Company’s Biologics License Application (BLA) can be submitted to the FDA.

During the nine and three months ended June 30, 2021, the Company incurred approximately $7.9 million and $1.0 million, respectively, in costs to upgrade its manufacturing facility to prepare for the potential commercial production of its products. Total estimated costs of this upgrade are approximately $10.6 million. The landlord of the property has agreed to finance the final $2.4 million of costs and allow for the repayment through increased lease payments beginning March 1, 2021. Approximately $1.6 million of the total funding was provided during the three months June 30, 2021. Because of the change in lease payments, the new financing arrangement was considered a lease modification. The modification along with the accounting for the landlord’s lease incentive resulted in an increase of approximately $0.5 million in the right of use asset and liability relating to this lease. The lease incentive is expected to be fully realized by September 2021.

Results of Operations and Financial Condition

During the nine and three months ended June 30, 2021, grant income decreased by approximately $0.5 million and $0.2 million, respectively, or 100%, compared to the nine and three months ended June 30, 2020. Prior year grant income included amounts earned on a Small Business Innovation Research (SBIR) grant, which was not received in the current year. The nature and amount of grants awarded depends on the timing and availability of such funds.

During the nine months ended June 30, 2021, research and development expenses increased by approximately $5.1 million, or 41%, compared to the nine months ended June 30, 2020. Major components of this increase include approximately $1.8 million increase in employee stock compensation expense and an increase of approximately $3.6 million in expenses related to the Company’s on-going Phase 3 clinical trial. These increases were offset by a decrease of approximately $0.3 million in other miscellaneous research and development expenses. During the three months ended June 30, 2021, research and development expenses increased by approximately $3.2 million, or 81%, compared to the three months ended June 30, 2020. Major components of this increase include approximately $2.8 million in expenses related to the Company’s on-going Phase 3 clinical trial and $0.5 million increase in employee stock compensation expense. These increases were offset by a $0.1 million decrease in other miscellaneous research and development expenses.

During the nine months ended June 30, 2021, general and administrative expenses increased by approximately $1.5 million, or 18%, compared to the nine months ended June 30, 2020. The increase primarily relates to an increase in employee stock compensation expense. During the three months ended June 30, 2021, general and administrative expenses increased by approximately $0.1million, or 3%, compared to the three months ended June 30, 2020, primarily relating to an increase in stock compensation expense.

The gain on derivatives instruments increased by approximately $2.6 million for the nine months ended June 30, 2021 as compared to the nine months ended June 30. 2020. The gain on derivative instruments increased by approximately $2.4 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. The variance is the result of the change in fair value of the derivative liabilities at the respective period ends which is caused mainly by fluctuation in the share price of the Company’s common stock.

Other non-operating gain increased $0.7 million and $1.7 million, respectively, for the nine and three months ended June 30, 2021 as compared to the nine and three months ended June 30, 2020. This gain relates to the SPA described in Item 4 under Note C. The amount of the gain or loss is a result of the timing of shares issued to Ergomed and the subsequent re-sale of those shares. During the nine-month periods ended June 30, 2021 and 2020, the Company realized approximately $1.4 million and $2.5 million, respectively, in value upon the resale of shares. During the three-month periods ended June 30, 2021 and 2020, the Company realized approximately $0.8 million in value upon the resale of shares. Additionally, during the nine months ended June 30, 2020, the Company issued 150,000 shares to Ergomed and recorded a non-operating loss equal to the fair value of those shares of approximately $1.8 million.

Research and Development Expenses

The Company’s research and development efforts involve Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Nine months ended June 30,		Three months ended June 30,
	2021	2020	2021	2020
MULTIKINE	$16,582,740	$11,342,872	$6,849,923	$3,382,709
LEAPS	1,235,633	1,337,558	332,176	586,361
TOTAL	$17,818,373	$12,680,430	$7,182,099	$3,969,070

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2021. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Company’s Chief Executive and Principal Financial and Accounting Officer has concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2021.

Changes in Internal Control over Financial Reporting

In the first quarter of 2021, the Company implemented additional controls over financial reporting which include a thorough review of all leases and relevant accounting guidance such that the accounting for any leases complies with Generally Accepted Accounting Principles. The Company implemented additional controls during the current quarter and engaged an outside valuation specialist to perform a synthetic credit rating analysis to determine an appropriate rate to use in determining the lease liabilities recorded upon initial adoption and as leases are modified, if applicable.

There were no other changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended June 30, 2021 the Company issued 41,714 restricted shares of common stock to consultants for investor relations services.

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

CEL-SCI CORPORATION

Date: August 13, 2021	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer*

* Also signing in the capacity of the Principal Accounting and Financial Officer.

