Form 10-K
period 2021-09-30
CEL SCI CORP
filed 2021-12-21
CIK 725363

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2021, as quoted on the NYSE American, was $595,537,907.

As of December 10, 2021, the Registrant had 43,244,498 issued and outstanding shares of common stock.

Documents Incorporated by Reference: None

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can generally identify these forward-looking statements by forward-looking words such as “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances). These forward-looking statements involve risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, including, but not limited to:

·	the progress and timing of, and the amount of expenses associated with, our research, development and commercialization activities for our product candidates, including Multikine;

·	our expectations regarding the timing, costs and outcome of any pending or future litigation matters, lawsuits or arbitration proceeding;

·	the success of our clinical studies for our product candidates;

·	our ability to obtain U.S. and foreign regulatory approval for our product candidates and the ability of our product candidates to meet existing or future regulatory standards;

·	our expectations regarding federal, state and foreign regulatory requirements;

·	the therapeutic benefits and effectiveness of our product candidates;

·	the safety profile and related adverse events of our product candidates;

·

our ability to manufacture sufficient amounts of Multikine or our other product candidates for use in our clinical studies or, if approved, for commercialization activities following such regulatory approvals;

·	our plans with respect to collaborations and licenses related to the development, manufacture or sale of our product candidates;

·	business disruption and related risks resulting from the recent pandemic of the novel coronavirus 2019 (COVID-19);

·	our expectations as to future financial performance, expense levels and liquidity sources;

·	our ability to compete with other companies that are or may be developing or selling products that are competitive with our product candidates;

·	anticipated trends and challenges in our potential markets;

·	our ability to attract, retain and motivate key personnel;

·	our ability to continue as a going concern; and

·	our liquidity.

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

PART I

ITEM 1. BUSINESS

CEL-SCI Corporation (CEL-SCI) is a clinical-stage biotechnology company focused on finding the best way to activate the immune system to fight cancer and infectious diseases. For its lead investigational therapy Multikine® (Leukocyte Interleukin, Injection) CEL-SCI has announced top line data from its pivotal Phase 3 clinical trial for patients who are newly diagnosed with advanced primary squamous cell carcinoma of the head and neck for which CEL-SCI has received Orphan Drug Status from the U.S. Food and Drug Administration, or FDA. The study was fully enrolled with 928 patients in September 2016.

On June 28, 2021, the Company announced results from its 9.5 year pivotal Phase 3 study for its immunotherapy Multikine® (Leukocyte Interleukin, Injection) in the treatment of advanced (stages III and IV) primary (previously untreated) squamous cell carcinoma of the head and neck (SCCHN). The Phase 3 results showed a long-term 5-year overall survival (OS) benefit in the treatment arm that received Multikine treatment followed by surgery and radiation. This survival benefit was robust and durable, with no safety issues, something not commonly seen with cancer drugs. In fact, the survival benefit increased over time and at 5-years the overall survival benefit reached an absolute 14.1% advantage for the Multikine treated arm over control (n=380, total study patients treated with surgery plus radiation), control arm 48.6% survival, Multikine arm 62.7% survival.

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

CEL-SCI’S PRODUCTS

CEL-SCI is a clinical-stage biotechnology company dedicated to research and development directed at improving the treatment of cancer and other diseases by using the immune system, the body’s natural defense system. CEL-SCI is currently focused on the development of the following product candidates and technologies:

1)	Multikine, an investigational immunotherapy under development for the potential treatment of certain head and neck cancers;

2)	L.E.A.P.S. (Ligand Epitope Antigen Presentation System) technology, or LEAPS, with CEL-4000 as a product candidate under development for the potential treatment of rheumatoid arthritis.

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

Multikine is an immunotherapy product candidate comprised of a patented defined mixture of 14 human natural cytokines. If commercial approval is obtained, CEL-SCI intends to manufacture Multikine in a proprietary manner in CEL-SCI’s manufacturing facility. CEL-SCI spent over 10 years and more than $100 million developing and validating the manufacturing process for Multikine. The pro-inflammatory cytokine mixture includes interleukins, interferons, chemokines and colony-stimulating factors, which contain elements of the body’s natural mix of defenses against cancer.

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

On June 28, 2021, the Company announced results from its 9.5 year pivotal Phase 3 study for its immunotherapy Multikine® (Leukocyte Interleukin, Injection) in the treatment of advanced (stages III and IV) primary (previously untreated) squamous cell carcinoma of the head and neck (SCCHN). The Phase 3 results showed a long-term 5-year overall survival (OS) benefit in the treatment arm that received Multikine treatment followed by surgery and radiation. This survival benefit was robust and durable, with no safety issues, something not commonly seen with cancer drugs. In fact, the survival benefit increased over time and at 5-years the overall survival benefit reached an absolute 14.1% advantage for the Multikine treated arm over control (n=380, total study patients treated with surgery plus radiation), control arm 48.6% survival, Multikine arm 62.7% survival.

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

This trial was under the management of two clinical research organizations, or CROs: ICON plc., or ICON, and Ergomed Clinical Research Limited, or Ergomed.

Since CEL-SCI launched its Phase 3 clinical trial for Multikine, CEL-SCI has incurred expenses of approximately $62.2 million as of September 30, 2021 on direct costs for the Phase 3 clinical trial. CEL-SCI estimates it will incur additional expenses of approximately $1.1 million for the remainder of the Phase 3 clinical trial and the filing of the clinical study report to the FDA. It should be noted that this estimate is based only on the information currently available from the CROs responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., preparations for the potential commercial manufacture of the drug.

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

In consideration for the rights granted by CEL-SCI to PLIVA under the joinder agreement, CEL-SCI will be paid by PLIVA (in U.S. dollars):

·	$100,000 upon EMA grant of Marketing Authorization for Multikine;

·	$50,000 upon Croatia’s grant of reimbursement status for Multikine in Croatia; and

·	$50,000 upon Serbia’s grant of reimbursement status for Multikine in Serbia.

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

Pursuant to the agreement, Byron will be responsible for registering Multikine in South Africa. If Multikine is approved for sale in South Africa, CEL-SCI will be responsible for manufacturing the product, while Byron will be responsible for sales in South Africa. Sales revenues will be divided equally between CEL-SCI and Byron.

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

On December 1, 2020, CEL-SCI announced that LEAPS COV-19 peptides, delivered as a therapeutic treatment following SARS-CoV-2 virus challenge, achieved a 40% survival rate in transgenic mouse models as compared to 0% survival in the two control groups in studies conducted at the University of Georgia Center for Vaccines and Immunology. The animals were therapeutically treated with CEL-SCI’s LEAPS COV-19 peptides one day after infection with a lethal dose of SARS-CoV-2. Of the LEAPS treated mice, forty percent (40%) were alive, recovering and regained lost weight, attaining > 90% of their starting weight, by the study’s end. In contrast, mice in the two control groups lost 20% or more of their body weight by day 8 and all of them died between day 5 and day 8 post challenge. The success of this therapy was statistically significant at a 95% level. An additional study conducted using LEAPS as a vaccine to prevent disease resulted in similar findings to the above described study, but with a slightly lower level of statistical significance. In this study, the Human(h) ACE2 transgenic mice were dosed twice with the LEAPS conjugate 28 and 14 days prior to being challenged with a lethal dose of SARS-CoV-2 virus. CEL-SCI will not continue with this project since its resources need to be focused on the approval of Multikne.

LEAPS Candidates: CEL-2000, CEL-4000 and DerG-PG275(Cit)

On September 19, 2017, CEL-SCI announced that it had been awarded a Phase 2 Small Business Innovation Research (SBIR) grant in the amount of $1.5 million from the National Institute of Arthritis and Musculoskeletal and Skin Diseases, or NIAMS, which is part of the U.S. National Institutes of Health (NIH). This grant provided funding to allow CEL-SCI to advance its first LEAPS product candidate, CEL-4000, towards an Investigational New Drug (IND) application for a Phase 1 safety study, by funding IND enabling studies and additional mechanism of action studies, among other preclinical development activities. Work on CEL-4000 was conducted at CEL-SCI’s research laboratory and Rush University Medical Center in Chicago, Illinois in the laboratories of Tibor Glant, MD, Ph.D., Jorge O. Galante Professor of Orthopedic Surgery and Katalin Mikecz, MD, Ph.D. Professor of Orthopedic Surgery & Biochemistry. The SBIR grant was awarded based on published data described below by Dr. Glant's team in collaboration with CEL-SCI showing that the administration of a proprietary peptide using CEL-SCI's LEAPS technology prevented the development, and lessened the severity, including inflammation, of experimental proteoglycan induced arthritis (PGIA or GIA) when it was administered after the disease was induced in animals. This grant has been fully expended.

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

Prior to the SBIR Phase 2 grant in 2014, CEL-SCI was awarded a Phase 1 SBIR grant in the amount of $225,000 from NIAMS. This grant funded the development of CEL-SCI’s LEAPS technology as a potential treatment for rheumatoid arthritis, an autoimmune disease of the joints. The work was conducted at Rush University Medical Center in Chicago, Illinois in the laboratories of Tibor Glant, MD, Ph.D., Katalin Mikecz, MD, Ph.D., and Allison Finnegan, Ph.D. Professor of Medicine.

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

As of December 9, 2021, there were no contested proceedings and/or third party claims with respect to CEL-SCI’s patents or patent applications.

MANUFACTURING FACILITY

Before starting the Phase 3 clinical trial, for reasons related to regulatory considerations, CEL-SCI built a dedicated manufacturing facility to produce its investigational biological product candidate Multikine. This facility produced multiple clinical lots for the Phase 3 clinical trial and has also passed quality systems review by a European Union Qualified Person on several occasions. CEL-SCI is currently expanding the manufacturing facility so CEL-SCI will be able to meet the expected demand for Multikine, if a license is granted. This expansion was completed in the fall of 2021, allowing CEL-SCI employees to return to work inside the manufacturing facility.

CEL-SCI’s lease on the manufacturing facility expires on October 31, 2028. At that time CEL-SCI can either purchase the facility or extend its lease. See Item 2 of this report for more information concerning the terms of this lease.

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

U.S. Food and Drug Administration Regulation of Biological Products

In the United States, the FDA regulates biological products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and the Public Health Service Act, or PHSA, and their implementing regulations. The process required by the FDA before biological product candidates may be marketed in the United States generally involves the following:

·	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s Good Laboratory Practice, or GLP, regulations;

·	submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may begin and must be updated annually;

·	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial is initiated;

·

performance of adequate and well-controlled human clinical trials in compliance with Good Clinical Practice, or GCP, regulations to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;

·	preparation of and submission to the FDA of a Biologics License Application, or BLA, after completion of clinical trials;

·	satisfactory completion of an FDA Advisory Committee review, if applicable;

·	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

·

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

·	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

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

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

·	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;

·	fines, warning letters or holds on post-approval clinical studies;

·	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of product license approvals;

·	product seizure or detention, or refusal to permit the import or export of products;

·	injunctions or the imposition of civil or criminal penalties; and

·

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

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan drug designation to drugs or biologics intended to treat a rare disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States and there is no reasonable expectation that the cost of developing and making the drug for this type of disease or condition will be recovered from sales in the United States.

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

CEL-SCI depends heavily on the success of Multikine, for which top line Phase 3 data has been announced, while its other candidates are still in preclinical phases. CEL-SCI’s product candidates must undergo rigorous preclinical and clinical testing and regulatory approvals, which could be costly and time-consuming and subject CEL-SCI to unanticipated delays or prevent CEL-SCI from marketing any products. If CEL-SCI is unable to advance its product candidates in clinical development, obtain regulatory approval and ultimately commercialize its product candidates, or experience significant delays in doing so, CEL-SCI’s business will be materially harmed.

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

Much of CEL-SCI’s intellectual property is protected as trade secrets or confidential know-how, not by patents.

You may experience future dilution as a result of future equity offerings or other equity issuances by CEL-SCI.

The price of CEL-SCI’s common stock has been volatile and is likely to continue to be volatile, which could result in substantial losses for CEL-SCI’s shareholders.

CEL-SCI faces business disruption and related risks resulting from the recent pandemic of COVID-19 which could have a material adverse effect on CEL-SCI's business plan.

Risks Related to CEL-SCI

CEL-SCI faces business disruption and related risks resulting from the recent pandemic of COVID-19 which could have a material adverse effect on our business plan.

The development of CEL-SCI’s product candidates could be disrupted and materially adversely affected by the outbreak of COVID-19. As a result of measures imposed by the governments in affected regions, businesses and schools have been suspended due to quarantines intended to contain this outbreak. The spread of SARS CoV-2 from China to other countries has resulted in the Director General of the World Health Organization declaring COVID-19 a pandemic on March 11, 2020. International stock markets have reflected the uncertainty associated with the slow-down in the world economies and the significant declines in the Dow Industrial Average early in 2020 were largely attributed to the effects of COVID-19. CEL-SCI knows that COVID delayed the time to reach data lock for its Phase 3 clinical trial and that COVID has delayed the expansion of CEL-SCI’s manufacturing facility for Multikine. CEL-SCI is still assessing our business plans and the impact COVID-19 may have on our ability to conduct the preclinical studies and clinical trials other than CEL-SCI’s Phase 3 trial, but there can be no assurance that this analysis will enable CEL-SCI to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally. The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact CEL-SCI’s operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID-19 pandemic.

CEL-SCI has incurred significant losses since its inception and anticipates that it will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

CEL-SCI has a history of net losses, expects to incur substantial losses and have negative operating cash flow for the foreseeable future, and may never achieve or maintain profitability. Since the date of its formation and through September 30, 2021, CEL-SCI incurred net losses of approximately $418 million. CEL-SCI has relied principally upon the proceeds from the public and private sales of its securities to finance its activities to date. To date, CEL-SCI has not commercialized any products or generated any revenue from the sale of products, and CEL-SCI does not expect to generate any product revenue for the foreseeable future. CEL-SCI does not know whether or when it will generate product revenue or become profitable.

CEL-SCI is heavily dependent on the success of Multikine for which top line Phase 3 data has been announced. CEL-SCI cannot be certain that Multikine will receive regulatory approval or be successfully commercialized even if CEL-SCI receives regulatory approval. Multikine is the only product candidate in late-stage clinical development and CEL-SCI’s business currently depends heavily on its successful development, regulatory approval and commercialization. CEL-SCI has no drug products for sale currently and may never be able to develop approved and marketable drug products.

Even if CEL-SCI succeeds in developing and commercializing one or more of its product candidates, CEL-SCI expects to continue to incur significant operating and capital expenditures as CEL-SCI:

·	continues to undertake preclinical development and clinical trials for product candidates;

·	seeks regulatory approvals for product candidates; and

·	implements additional internal systems and infrastructure.

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

CEL-SCI has identified conditions and events that raise substantial doubt about its ability to continue as a going concern for more than twelve months from the date of these financial statements, however, this concern has been alleviated by management’s plans.

Primarily as a result of CEL-SCI’s losses incurred to date, CEL-SCI’s expected continued future losses, and the uncertainties associated with obtaining regulatory approval and ultimately commercializing its products, management has identified conditions and events that raise substantial doubt about CEL-SCI’s ability to continue as a going concern. Management has evaluated the significance of those conditions and has concluded that because there is more than enough cash on hand to meet the Company’s budgeted cash requirements, the substantial doubt about the Company’s ability to continue as a going concern for more than twelve months from the date of these financial statements has been alleviated.

CEL-SCI will require substantial additional capital to remain in operation. A failure to obtain this necessary capital when needed could force CEL-SCI to delay, limit, reduce or terminate the product candidates’ development or commercialization efforts.

As of September 30, 2021, CEL-SCI had cash and cash equivalents of approximately $36.1 million. CEL-SCI believes that it will continue to expend substantial resources for the foreseeable future developing Multikine, LEAPS and any other product candidates or technologies that it may develop or acquire. These expenditures will include costs associated with research and development, potentially obtaining regulatory approvals and having the products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. Because the outcome of the current and anticipated clinical trials is highly uncertain, CEL-SCI cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of the product candidates.

CEL-SCI’s future capital requirements depend on many factors, including:

·	the rate of progress of, results of and cost of completing Phase 3 clinical development of Multikine for the treatment of certain head and neck cancers;

·	the results of the applications to and meetings with the FDA, the EMA and other regulatory authorities and the consequential effect on operating costs;

·

the cost, timing and outcome of the efforts to obtain marketing approval for Multikine in the United States, Europe and in other jurisdictions, including the preparation and filing of regulatory submissions for Multikine with the FDA, the EMA and other regulatory authorities;

21

·

the scope, progress, results and costs of additional preclinical, clinical, or other studies for additional indications for Multikine, LEAPS and other product candidates and technologies that CEL-SCI may develop or acquire;

·	the timing of, and the costs involved in, obtaining regulatory approvals for LEAPS if clinical studies are successful;

·

the cost and timing of future commercialization activities for the products, if any of the product candidates are approved for marketing, including product manufacturing, marketing, sales and distribution costs;

·	the revenue, if any, received from commercial sales of the product candidates for which CEL-SCI receives marketing approval;

·	the cost of having the product candidates manufactured for clinical trials and in preparation for commercialization;

·	the ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;

·

the costs involved in preparing, filing and prosecuting patent applications and maintaining, defending and enforcing its intellectual property rights, including litigation costs, and the outcome of such litigation; and

·	the extent to which CEL-SCI acquires or in-licenses other products or technologies.

CEL-SCI will need to raise additional funds in order to continue its operations and additional funds may not be available when CEL-SCI needs them on terms that are acceptable to CEL-SCI, or at all. If adequate funds are not available to CEL-SCI on a timely basis, CEL-SCI may be required to delay, limit, reduce or terminate preclinical studies, clinical trials or other development activities for Multikine, LEAPS, or any other product candidates or technologies that CEL-SCI develops or acquires, or delay, limit, reduce or terminate its sales and marketing activities that may be necessary to commercialize its product candidates.

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

CEL-SCI’s LEAPS technology may not result in a viable drug candidate

Using CEL-SCI’s LEAPS technology, CEL-SCI is also developing a LEAPS immunotherapy for the potential treatment of Rheumatoid Arthritis. However, the development of this technology is in a preliminary stage. There can be no assurance that the LEAPS technology will be successful in treating any disease. CEL-SCI’s primary focus right now is seeking the approval of Multikine for the treatment of head and neck cancer.

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

CEL-SCI faces an inherent risk of product liability as a result of the clinical testing of Multikine and other product candidates, and will face an even greater risk if CEL-SCI is able to commercialize any of its product candidates. For example, CEL-SCI may be sued if its Multikine or LEAPS product candidates, or any other future product candidates, allegedly cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing or, if approved, marketing, sale or during administration to patients. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts.

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

If CEL-SCI cannot successfully defend itself against product liability claims, CEL-SCI may incur substantial liabilities or be required to limit or cease the clinical testing or commercialization of its product candidates, if approved. Even a successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

·	decreased demand for Multikine or other product candidates, if approved and commercialized, or clinical holds or suspension of the IND while the candidates are still in clinical development;

·	injury to CEL-SCI’s reputation;

·	withdrawal of existing, or failure to enroll additional, clinical trial participants;

·	costs to defend any related litigation;

·	a diversion of management’s time and resources;

·	substantial monetary awards to trial participants or patients;

·	recalls of approved products, withdrawal of BLA approvals or new labeling, marketing or promotional restrictions;

·	loss of revenue;

·	inability to commercialize Multikine or other product candidates; and

·	a decline in the price of CEL-SCI’s common stock.

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

Even if CEL-SCI obtains regulatory approval for its product candidates, any resulting product may not gain market acceptance among physicians, healthcare payors, patients and the medical community, which are critical to commercial success. Market acceptance of any product candidate for which CEL-SCI receives approval depends on a number of factors, including:

·	the efficacy and safety of the products as demonstrated in clinical trials;

·	the timing of market introduction of such product as well as competitive products;

·	the clinical indications for which the biological product is approved;

·	the approval, availability, market acceptance and reimbursement for the companion diagnostic, if appropriate or necessary;

·	acceptance by physicians, major operators of cancer clinics and patients of the biologic as a safe and effective treatment;

·	the potential and perceived advantages of such product candidate over alternative treatments, especially with respect to patient subsets that are targeted with such product;

·	the safety of such product seen in a broader patient group, including its use outside the approved indications;

·	the cost of treatment in relation to alternative treatments;

·	the availability of adequate reimbursement and pricing by third-party payors and government authorities;

·	relative convenience and ease of administration;

·	the prevalence and severity of adverse side effects; and

·	the effectiveness of sales and marketing efforts.

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

On February 18, 2015, CEL-SCI adopted new bylaws which include a fee-shifting provision in Article X for stockholder claims. Article X provides that in the event any stockholder initiates or asserts a claim against CEL-SCI, or any of its officers or directors, including any derivative claim or claim purportedly filed on CEL-SCI’s behalf, and the stockholder does not obtain a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought, then the stockholder will be obligated to reimburse CEL-SCI and any of its officers or directors named in the action, for all fees, costs and expenses of every kind and description that CEL-SCI or its officers or directors may incur in connection with the claim. In adopting Article X, it is the intent that:

·	all actions, including federal securities law claims, would be subject to Article X;

·	the phrase “a judgment on the merits” means the determination by a court of competent jurisdiction on the matters submitted to the court;

·	the phrase “substantially achieves, in both substance and amount” means the plaintiffs in the action would be awarded at least 90% of the relief sought;

·	only persons who were stockholders at the time an action was brought would be subject to Article X; and

·	only the directors or officers named in the action would be allowed to recover.

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

Risks Related to Clinical Development, Government Approvals and the Marketing of Biopharmaceutical Products

CEL-SCI depends heavily on the success of Multikine, for which top line Phase 3 data has been announced, while our other candidates are still in preclinical phases. CEL-SCI’s product candidates must undergo rigorous preclinical and clinical testing and regulatory approvals, which could be costly and time-consuming and subject CEL-SCI to unanticipated delays or prevent CEL-SCI from marketing any products. If CEL-SCI is unable to advance its product candidates in clinical development, obtain regulatory approval and ultimately commercialize its product candidates, or experience significant delays in doing so, CEL-SCI’s business will be materially harmed.

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

CEL-SCI is in the early development stages for the candidates designed using its LEAPS technology and has not yet initiated any clinical studies for any of those product candidates. Clinical trials can be delayed for a variety of reasons, including delays related to:

·	the availability of financial resources needed to commence and complete the planned trials;

·	obtaining regulatory approval to commence a trial;

·

reaching agreement on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

·	obtaining Institutional Review Board, or IRB, approval at each clinical trial site;

·	recruiting suitable patients to participate in a trial;

·	having patients complete a trial or return for post-treatment follow-up;

·	clinical trial sites deviating from trial protocol or dropping out of a trial;

·	adding new clinical trial sites; or

·	manufacturing sufficient quantities of the product candidate for use in clinical trials.

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

If CEL-SCI’s investigational products receive regulatory approval, either in the United States or internationally, those products will be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval, and may contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance of the safety and efficacy of the investigational products. CEL-SCI will continue to be subject to extensive regulatory requirements. These regulations are wide-ranging and govern, among other things:

·	product design, development and manufacture;

·	product application and use

·	adverse drug experience monitoring reporting;

·	product advertising and promotion;

·	product manufacturing, including compliance with good manufacturing practices

·	record keeping requirements;

·	registration and listing of products with the FDA, EMA and other state and national agencies;

·	product storage and shipping;

·	drug sampling and distribution requirements;

·	electronic record and signature requirements; and

·	labeling changes or modifications.

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

Additionally, if one or more of the product candidates receives marketing approval, and CEL-SCI or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including but not limited to the following:

·	regulatory authorities may withdraw approvals of such product or require product recalls;

·	regulatory authorities may require additional warnings on the label or impose restrictions on product distribution or use;

·	regulatory authorities may require CEL-SCI to conduct new post-marketing studies or clinical trials;

·	CEL-SCI could receive warning or untitled letters from the FDA or comparable notices of violations from foreign regulatory authorities;

·	CEL-SCI may be required to create a medication guide outlining the risks of such side effects for distribution to patients;

·	CEL-SCI could be sued and held liable for harm caused to patients; and

·	CEL-SCI’s reputation may suffer.

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

In order to commercialize its product candidates, CEL-SCI will need to manufacture them in large quantities. At the present time, CEL-SCI is not manufacturing Multikine while the manufacturing plant for Multikine is being validated to produce commercial quantities of Multikine, if approved. CEL-SCI may be unable to successfully increase the manufacturing capacity for its lead product candidate Multikine in a timely or cost-effective manner, or at all. In addition, quality issues may arise during scale-up activities.

Further, in order to release product and demonstrate stability of product candidates for future commercial use, CEL-SCI’s analytical methods must be validated in accordance with regulatory guidelines. CEL-SCI may not be able to successfully validate, or maintain validation of its analytical methods during scale-up or demonstrate adequate purity, stability or comparability of its biological product candidates in a timely or cost-effective manner, or at all. Even if CEL-SCI believes its manufacturing processes meets all of the regulatory manufacturing requirements, the FDA will review those processes and the manufacturing facility as part of the review of the future BLA for Multikine, if submitted after completion of the Phase 3 trial in advanced head and neck cancer. If CEL-SCI is unable to successfully scale up the manufacture of Multikine in sufficient quality and quantity, or if CEL-SCI encounters validation issues, the development, testing, and clinical trials of future product candidates, may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product, including Multikine, may be delayed or may not be successfully achieved.

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

·

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

·

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

·

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

·

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

·

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

35

·

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

·

the U.S. federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under federal healthcare programs; and

·

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

If CEL-SCI’s product candidates do not achieve an adequate level of acceptance, CEL-SCI may not generate significant product revenues and CEL-SCI may not become profitable. The degree of market acceptance of its product candidates, including Multikine if approved for commercial sale, will depend on a number of factors, including:

·	the timing of CEL-SCI’s receipt of any marketing approvals;

·	the terms of any approvals and the countries in which approvals are obtained;

·	the efficacy and safety and potential advantages and disadvantages compared to alternative treatments, including future alternative treatments;

·	the prevalence and severity of any side effects associated with CEL-SCI’s product candidates;

·	the indications for which its products are approved and the scope of risk information required to be included in the product labeling;

·	adverse publicity about CEL-SCI’s products or favorable publicity about competing products;

·	the approval of other products for the same indications as CEL-SCI’s products;

·	CEL-SCI’s ability to offer its products for sale at competitive prices;

·	the convenience and ease of administration compared to alternative treatments;

·	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

·	the success of CEL-SCI’s physician education programs;

·	the strength of CEL-SCI’s marketing and distribution support; and

·	the availability of third-party coverage and adequate reimbursement.

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

Factors that may inhibit CEL-SCI’s efforts to commercialize its product candidates on its own include:

·	CEL-SCI’s inability to recruit, hire, retain and incentivize adequate numbers of effective sales and marketing personnel;

·	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to use and administer CEL-SCI’s future products;

·	the lack of complementary products to be offered by sales personnel, which may put CEL-SCI at a competitive disadvantage relative to companies with more extensive product lines; and

·	unforeseen costs and expenses associated with establishing an independent sales and marketing organization.

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

Many companies are working on drugs designed to cure or treat cancer. Many of these companies have financial, research and development, and marketing resources, which are much greater than CEL-SCI’s, and are capable of providing significant long-term competition either by establishing in-house research groups or by forming collaborative ventures with other entities. In addition, smaller companies and non-profit institutions are active in research relating to cancer and infectious diseases. The future market share of Multikine or the other product candidates, if approved, will be reduced or eliminated if the competitors develop and obtain approval for products that are safer or more effective than CEL-SCI’S product candidates. Moreover, the patent positions of pharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles are often evolving and remain unresolved. As a result, the validity and enforceability of patents cannot be predicted with certainty. In addition, CEL-SCI does not know whether:

·	CEL-SCI was the first to make the inventions covered by each of its issued patents and pending patent applications;

·	CEL-SCI was the first to file patent applications for these inventions;

·	others will independently develop similar or alternative technologies or duplicate any of CEL-SCI’s technologies;

·	any of the pending patent applications will result in issued patents;

·	any of the patents will be valid or enforceable;

·	any patents issued to CEL-SCI or its collaboration partners will provide CEL-SCI with any competitive advantages, or will be challenged by third parties;

·	CEL-SCI will be able to develop additional proprietary technologies that are patentable;

·	the U.S. government will exercise any of its statutory rights to CEL-SCI’s intellectual property that was developed with government funding; or

·	its business may infringe the patents or other proprietary rights of others.

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

Risks Related to CEL-SCI’s common stock

Future equity offerings or other equity issuances may result in dilution to existing shareholders.

CEL-SCI expects that significant additional capital will be needed in the future to continue its planned operations. To raise additional capital, CEL-SCI may in the future offer additional shares of its common stock or other securities convertible into or exchangeable for its common stock. To the extent CEL-SCI raises additional capital by issuing equity securities, CEL-SCI’s stockholders may experience substantial dilution and new investors could gain rights superior to existing stockholders.

The exercise of outstanding warrants and options will cause dilution.

As of September 30, 2021, there were outstanding warrants which allow the holders to purchase 1,621,667 shares of common stock, with a weighted average exercise price of $4.88 per share, and outstanding options which allow the holders to purchase up to 11,049,709 shares of common stock, with a weighted average exercise price of $10.08 per share. The exercise of these outstanding warrants and options will cause dilution to holders of our common stock.

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

CEL-SCI’s stock price has been, and is likely to continue to be, volatile. As a result of this volatility, CEL-SCI’s shareholders may not be able to sell their shares at or above its current market price. The market price for CEL-SCI’s common stock may be influenced by many factors, including:

·	actual or anticipated fluctuations in CEL-SCI’s financial condition and operating results;

·	actual or anticipated changes in CEL-SCI’s growth rate relative to competitors;

·	competition from existing products or new products or product candidates that may emerge;

·	development of new technologies that may make CEL-SCI’s technology less attractive;

·	changes in physician, hospital or healthcare provider practices that may make CEL-SCI’s product candidates less useful;

·	announcements by CEL-SCI, its partners or competitors of significant acquisitions, strategic partnerships, joint ventures, collaborations or capital commitments;

·	developments or disputes concerning patent applications, issued patents or other proprietary rights;

·	the recruitment or departure of key personnel;

·	failure to meet or exceed financial estimates and projections of the investment community;

·	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts;

·	variations in its financial results or those of companies that are perceived to be similar to CEL-SCI;

·	changes to coverage and reimbursement levels by commercial third-party payors and government payors, including Medicare, and any announcements relating to reimbursement levels;

·	general economic, industry and market conditions; and

·	the other factors described in this “Risk Factors” section.

ITEM 1B. UNRESOLVED SEC COMMENTS

None

ITEM 2. PROPERTIES

CEL-SCI leases office space at 8229 Boone Blvd., Suite 802, Vienna, Virginia at a monthly rental of approximately $8,000. The lease on the office space expires on November 30, 2025. CEL-SCI believes this arrangement is adequate for the conduct of its present business.

CEL-SCI has a 17,900 square foot laboratory located in Baltimore, Maryland. The laboratory is leased by CEL-SCI at a cost of approximately $20,000 per month. During the period ended September 30, 2021, the laboratory lease was extended ten years and expires on February 28, 2032.

In August 2007, CEL-SCI leased a building near Baltimore, Maryland (the San Tomas lease). The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI’s specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI’s Phase 3 clinical trial and sales of the drug, if approved by the FDA. The lease expires on October 31, 2028 and required annual base rent payments of approximately $2.2 million during the twelve months ended September 30, 2021. The annual base rent escalates each year at 3% beginning on November 1st. CEL-SCI is also required to pay all real estate and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities, which were approximately $44,000 per month as of September 30, 2021. The lease allows CEL-SCI, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease. In August 2011, CEL-SCI was required to deposit approximately $1.7 million, the equivalent of one year of base rent. The $1.7 million was required to be deposited when the amount of CEL-SCI’s cash balance had dropped below the amount stipulated in the lease and is included in non-current assets at September 30, 2021.

In August 2020, the Company entered into an amendment to the San Tomas lease agreement under which the landlord agreed to allow the Company to substantially upgrade the manufacturing facility in preparation for the potential commercial production of Multikine. The estimated cost of the upgrades is $10.7 million, of which approximately $10.5 million has been incurred as of September 30, 2021. The landlord agreed to finance the final $2.4 million of the costs incurred. The Company started repaying these costs on March 1, 2021 through increased lease payments which will continue over the remaining lease term. The repayment includes a base rent which escalates at 3% each year plus interest that accrues at 13.75% per year on the $2.4 million financed. An additional deposit of $240,000 was made at that time and is included in non-current assets at September 30, 2021.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR CEL-SCI'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of September 30, 2021, there were approximately 559 record holders of CEL-SCI’s common stock. CEL-SCI’s common stock is traded on the NYSE American under the symbol “CVM”.

Shown below are the range of high and low quotations for CEL-SCI’s common stock for the periods indicated as reported on the NYSE American. The market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commissions and may not necessarily represent actual transactions.

Quarter Ending	High	Low
12/31/2019	$9.74	$6.00
3/31/2020	$17.80	$6.35
6/30/2020	$18.00	$9.64
9/30/2020	$15.10	$11.29

12/31/2020	$16.70	$10.76
3/31/2021	$40.91	$11.88
6/30/2021	$27.86	$8.20
9/30/2021	$12.90	$7.08

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

On June 28, 2021, CEL-SCI announced results from its 9.5 year pivotal Phase 3 study for its immunotherapy Multikine® (Leukocyte Interleukin, Injection) in the treatment of advanced (stages III and IV) primary (previously untreated) squamous cell carcinoma of the head and neck (SCCHN). The Phase 3 results showed a long-term 5-year overall survival (OS) benefit in the treatment arm that received Multikine treatment followed by surgery and radiation. This survival benefit was robust and durable, with no safety issues, something not commonly seen with cancer drugs. In fact, the survival benefit increased over time and at 5-years the overall survival benefit reached an absolute 14.1% advantage for the Multikine treated arm over control (n=380, total study patients treated with surgery plus radiation), control arm 48.6%, Multikine arm 62.7% survival.

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

However, the analysis of the separate treatment arms was prespecified in the protocol and carried out prior to CEL-SCI becoming unblinded. The OS benefit of 14.1% at 5 years for this treatment arm exceeded the 10% OS benefit set out for the study population as a whole. The OS results for this treatment arm are significant (two-sided p=0.0236, HR=0.68) and the effect is robust, durable and increasing over time. The results from the Phase 3 cancer study proved that Multikine met all of the protocol required benefits stated in the study protocol in patients in the treatment arm receiving surgery and radiation as their standard therapies. Based on this CEL-SCI will be filing for and seeking FDA approval for the use of Multikine in the treatment of advanced primary head and neck cancer in this patient population of about 210,000 patients annually worldwide.

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

CEL-SCI also owns and is developing a pre-clinical technology called LEAPS (Ligand Epitope Antigen Presentation System). CEL-SCI is using its LEAPS technology platform to investigate its lead peptide-based immunotherapy (CEL-4000) as a vaccine treatment for rheumatoid arthritis.

All of CEL-SCI’s projects are under development. As a result, CEL-SCI cannot predict when it will be able to generate any revenue from the sale of any of its products.

Since inception, CEL-SCI has financed its operations through the issuance of equity securities, convertible notes, loans and certain research grants. CEL-SCI will likely continue to generate net operating losses as it continues the development of Multikine and brings other drug candidates into clinical trials. Until such time as CEL-SCI becomes profitable, any or all of these financing vehicles or others may be utilized to assist CEL-SCI’s capital requirements.

Results of Operations

No grant income was received during the year ended September 30, 2021. Prior year grant income included amounts earned on a Small Business Innovation Research (SBIR) grant, which was not received in the current year. The nature and amount of grants awarded depends on the timing and availability of such funds.

During the year ended September 30, 2021, research and development expenses increased by approximately $5.3 million, or 30%, compared to the year ended September 30, 2020. Major components of this increase include approximately $0.5 million in expenses to prepare for the potential filing of a Biologics License Application (BLA) and commercial manufacture of Multikine, approximately $2.4 million increase in employee stock compensation expense, and an approximate $2.7 million increase in expenses related to the Phase 3 clinical trial. This increase was offset by a net decrease in other miscellaneous research and development expenses of approximately $0.3 million.

During the year ended September 30, 2021, general and administrative expenses increased by approximately $1.4 million, or 12%, compared to the year ended September 30, 2020. A major component of the increase is an approximate $1.1 million increase in employee stock compensation costs, most of which related to the options granted under the 2021 Non-Qualified Stock Option Plan, and an approximately $0.3 million net increase in other general and administrative costs.

During the years ended September 30, 2021 and 2020, CEL-SCI recorded derivative losses of approximately $0.7 million and $0.3 million, respectively. This variation was the result of the change in fair value of the derivative liabilities during the period which was caused by fluctuations in the share price of CEL-SCI’s common stock.

Other non-operating gain increased by approximately $0.8 million from approximately $0.9 million for the year ended September 30, 2020 to approximately $1.7 million for the year ended September 30, 2021. This gain relates to the Securities Purchase Agreement described in Note 12 to the financial statements included as part of this report. The amount of the gain or loss is a result of the timing of shares issued to Ergomed and the subsequent re-sale of those shares. No shares were issued to Ergomed during the year ended September 30, 2021. During the year ended September 30, 2020, the Company issued 150,000 shares to Ergomed and recorded a non-operating loss equal to the fair value of those shares of approximately $1.8 million. During the years ended September 30, 2021 and 2020, Ergomed received approximately $1.7 million and $2.7 million, respectively, from the resale of these shares.

Net interest expense increased by approximately $0.1 million for the year ended September 30, 2021 compared to the year ended September 30, 2020 primarily due to the amortization of the Company’s lease liabilities.

Research and Development Expenses

CEL-SCI’s research and development efforts involved Multikine and LEAPS. The table below shows the research and development expenses associated with each project during the reporting periods.

	Year ended September 30,
	2021	2020
Multikine	$21,508,026	$16,146,248
LEAPS	1,600,871	1,694,042
Total research and development	$23,108,897	$17,840,290

CEL-SCI’s Phase 3 clinical trial began in December 2010 after the completion and validation of CEL-SCI’s dedicated manufacturing facility. The Phase 3 clinical trial was fully enrolled in September 2016, reached its primary endpoint in April 2020 and achieved database lock in December 2020. The data was unblinded in June 2021, and the primary endpoint results were announced in June 2021. CEL-SCI is currently preparing the BLA to submit to the FDA.

As explained in Item 1 of this report, clinical and other studies necessary to obtain regulatory approval of a new drug involve significant costs and require several years to complete. The extent of the Company’s clinical trials and research programs are primarily based upon the amount of capital available to the Company and the extent to which the Company has received regulatory approvals for clinical trials. The inability of the Company to conduct clinical trials or research, whether due to a lack of capital or regulatory approval, will prevent the Company from completing the studies and research required to obtain regulatory approval for any products which the Company is developing. Without regulatory approval, the Company will be unable to sell any of its products. Since all of the Company’s projects are under development, the Company cannot predict when it will be able to generate any revenue from the sale of any of its products.

Liquidity and Capital Resources

CEL-SCI has had only limited revenues from operations since its inception in March 1983. CEL-SCI has relied primarily upon capital generated from the public and private offerings of its common stock and convertible notes. In addition, CEL-SCI has utilized short-term loans to meet its capital requirements. Capital raised by CEL-SCI has been used to acquire an exclusive worldwide license to use, and later purchase, certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system and for clinical trials. Capital has also been used for patent applications, debt repayment, research and development, administrative costs, and for CEL-SCI’s laboratory and manufacturing facilities. CEL-SCI does not anticipate realizing significant revenues until it enters into licensing arrangements regarding its technology and know-how or until it receives regulatory approval to sell its products (which could take a number of years). As a result, CEL-SCI has been dependent primarily upon the proceeds from the sale of its securities to meet all of its liquidity and capital requirements and anticipates having to do so in the future. During fiscal year 2021 and 2020, CEL-SCI raised net proceeds of approximately $54.0 million and $25.8 million, respectively, through a combination of the sale of common stock and the exercise of warrants and options.

In August 2007, CEL-SCI leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI’s specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI’s Phase III clinical trials and sales of the drug if approved by the FDA. The lease expires on October 31, 2028, and required annual base rent payments of approximately $2.2 million during the twelve months ended September 30, 2021. See Item 2 of this report for more information concerning the terms of this lease.

In June 2021, the Company sold 1,400,000 shares of common stock at a public offering price of $22.62 per share and received aggregate net proceeds of approximately $29.4 million. Under the terms of the Underwriting Agreement the Company granted the Underwriters a 30-day option to purchase up to an additional 210,000 shares of common stock solely to cover over-allotments. The underwriter fully exercised this option in June 2021 resulting in additional net proceeds to the Company of approximately $4.4 million.

In December 2020, the Company sold 1,000,000 shares of common stock at a public offering price of $14.65 per share and received aggregate net proceeds of approximately $13.6 million.

The following charts list the warrants that were exercised and the proceeds received during the years ended September 30, 2021 and 2020.

Fiscal Year 2021

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series Z	79,200	$13.75	$1,089,000
Series ZZ	20,000	$13.75	275,000
Series AA	100,000	$13.75	1,375,000
Series CC	132,798	$5.00	663,990
Series MM	464,201	$1.86	863,414
Series NN	138,755	$2.52	349,663
Series RR	165,888	$1.65	273,715
Series SS	126,064	$2.09	263,474
Series TT	370,964	$2.24	830,959
	1,597,870		$5,984,215

Fiscal Year 2020

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series CC	128,820	$5.00	$644,100
Series FF	68,048	$3.91	265,812
Series HH	6,300	$3.13	19,687
Series JJ	9,450	$3.13	29,531
Series LL	26,398	$3.59	94,867
Series MM	95,858	$1.86	178,296
Series NN	124,956	$2.52	314,889
Series OO	50,000	$2.52	126,000
Series RR	39,467	$1.65	65,121
Series SS	156,580	$2.09	327,252
Series TT	188,125	$2.24	421,400
Series UU	61,207	$2.80	171,380
Series V	674,164	$13.75	9,269,755
Series VV	82,500	$1.75	144,375
	1,711,873		$12,072,465

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

During the year ended September 30, 2021 and 2020, CEL-SCI issued Ergomed 0 and 150,000 shares, respectively.

The following table summarizes the Other Non-operating gains for the years ended September 30 relating to these agreements:

	2021	2020
Amount realized through the resale of shares	$1,685,379	$2,652,605
Fair value of shares upon issuance	-	1,769,500
Other non-operating gain (loss)	$1,685,379	$883,105

As of September 30, 2021, Ergomed had no shares remaining for resale. As of September 30, 2020, Ergomed held 102,521 shares.

During the year ended September 30, 2021, the Company’s cash increased by approximately $20.6 million after the purchase of $6.1 million of U.S. Treasury bills (T-bills). Net of the purchase of the T-bills, cash increased by approximately $26.7 million. Significant components of the increase include approximately $47.1 million in net proceeds from the sale of common stock through public offerings, approximately $6.7 million in proceeds from the exercise of warrants and options, the receipt of approximately $1.6 million in lease incentives and $0.2 million in sales of stock to employees, offset by net cash used to fund the Company’s operations, including its Phase 3 clinical trial, of approximately $18.8 million, approximately $9.0 million of equipment and leasehold improvement expenditures and approximately $1.1 million in lease payments.

During the year ended September 30, 2021, 1,597,870 warrants were exercised at a weighted average exercise price of $3.75 for total proceeds of approximately $6.0 million.

Prepaid expenses decreased by approximately $0.3 million during the year ended September 30, 2021 as compared to September 30, 2020 primarily due to the timing of payments and recognition of related expenses relating to the Company’s Phase 3 clinical trial status.

Supplies are purchased for use in the Company’s manufacturing and R&D efforts and vary with the study requirements. During the year ended September 30, 2021, the supplies increased by approximately $1.2 million in support of the work on modifications of the manufacturing facility to prepare the facility to produce Multikine for commercial purposes and before the Company’s Biologics License Application (BLA) can be submitted to the FDA.

Primarily as a result of CEL-SCI’s losses incurred to date, its expected continued future losses, and limited cash balances, CEL-SCI has included a disclosure in its financial statements expressing substantial doubt about its ability to continue as a going concern. CEL-SCI has included this disclosure on numerous occasions in the preceding years.

Future Capital Requirements

CEL-SCI’s material capital commitments include funding operating losses, funding its research and development program and making required lease payments. Additionally, the Company recently completed upgrading the manufacturing facility to prepare for the potential commercial production of Multikine. Total costs of this upgrade are approximately $10.6 million. The landlord of the property agreed to finance the final $2.4 million of costs and allow for the repayment through increased lease payments which began on March 1, 2021. As of September 30, 2021, the landlord had provided approximately $1.6 million of the total funding. Because of the change in lease payments, the new financing arrangement was considered a lease modification. The remaining $0.8 million lease incentive is expected to be realized in quarter ended December 31, 2021.

For information on employment contracts, see Item 11 of this report.

Further, CEL-SCI has contingent obligations with vendors for work that will be completed in relation to the Phase 3 trial. The timing of these obligations cannot be determined at this time. CEL-SCI estimates it will incur additional expenses of approximately $1.1 million for the filing of the clinical study report to the FDA. It should be noted that this estimate is based only on the information currently available from the CROs responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., the manufacturing of the drug.

CEL-SCI will need to raise additional funds, either through the exercise of outstanding warrants/options, through debt or equity financings or a partnering arrangement, to bring Multikine to market. The ability of CEL-SCI to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain. However, it is possible that CEL-SCI will not be able to generate enough cash to continue operations at its current level. CEL-SCI’s management has engaged in fundraising for over 25 years and believes that the manner in which it is proceeding will produce the best possible outcome for the shareholders. There can be no assurances that CEL-SCI will be successful in raising additional funds.

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

In the absence of revenues, CEL-SCI will be required to raise additional funds through the sale of securities, debt financings or other arrangements in order to continue with its research efforts. However, there can be no assurance that such financing will be available or be available on favorable terms. Ultimately, CEL-SCI must complete the development of its products, obtain appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

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

Management believes that the following critical accounting policies require the most significant judgments and estimates with respect to the preparation of CEL-SCI’s financial statements.

Lease Accounting -The measurement of the finance and operating lease right-of-use asset and lease liabilities requires the determination of an estimated lease term and an incrernental borrowing rate, which involves complex judgment by management. The determination of the incremental borrowing rates for new and modified lease contracts is a critical accounting policy. Significant judgment is required by management to develop inputs and assumptions used to determine the incremental borrowing rate for lease contracts.

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

Derivative Instruments—CEL-SCI enters into financing arrangements that consist of freestanding derivative instruments or hybrid instruments that contain embedded derivative features. CEL-SCI accounts for these arrangements in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities, as well as related interpretations of these standards. In accordance with accounting principles generally accepted in the United States (“GAAP”), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the statement of financial position and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. Fair value is generally calculated using a Black-Scholes valuation model. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features cannot be reliably measured, CEL-SCI measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings.

ITEM 7A. Quantitative and Qualitative Disclosure About Market Risks

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements included with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of CEL-SCI’s management, including CEL-SCI’s Chief Executive Officer and Chief Financial Officer, CEL-SCI carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2021. CEL-SCI maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to CEL-SCI’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. CEL-SCI’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.

CEL-SCI’s Chief Executive and Principal Financial Officer has concluded that CEL-SCI’s disclosure controls were effective as of September 30, 2021.

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

Under the supervision and with the participation of management, including CEL-SCI’s Chief Executive and Principal Financial Officer, CEL-SCI evaluated the effectiveness of its internal control over financial reporting as of September 30, 2021 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of CEL-SCI’s internal control over financial reporting and testing of the operational effectiveness of those controls. CEL-SCI's Chief Executive and Financial Officer concluded that as of such date, CEL-SCI's internal controls over financial reporting were effective.

Changes in Internal Control over Financial Reporting

During the fiscal year ended September 30, 2021, CEL-SCI implemented additional controls over financial reporting which include a thorough review of all leases and relevant accounting guidance such that the accounting for any leases complies with U.S. generally accepted accounting principles.

No other changes in CEL-SCI’s internal control over financial reporting occurred during the fiscal year ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, CEL-SCI’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

Name	Age	Position
Geert R. Kersten, Esq.	62	Director, Chief Executive and Financial Officer and Treasurer
Patricia B. Prichep	70	Senior Vice President of Operations and Corporate Secretary
Dr. Eyal Talor	65	Chief Scientific Officer
Dr. Daniel H. Zimmerman	80	Senior Vice President of Research, Cellular Immunology
John Cipriano	79	Senior Vice President of Regulatory Affairs
Dr. Peter R. Young	76	Director
Bruno Baillavoine	69	Director
Robert Watson	64	Director

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

The principal occupations of CEL-SCI's officers and directors, during the past several years, are as follows:

Geert Kersten has served in his current leadership role at CEL-SCI since 1995. Mr. Kersten has been with CEL-SCI since 1987. He has been involved in the pioneering field of cancer immunotherapy for over three decades and has successfully steered CEL-SCI through many challenging cycles in the biotechnology industry. Mr. Kersten also provides CEL-SCI with significant expertise in the fields of finance and law and has a unique vision of how CEL-SCI's Multikine product could potentially change the way cancer is treated. Prior to joining CEL-SCI, Mr. Kersten worked at the law firm of Finley & Kumble and worked at Source Capital, an investment banking firm located in McLean, VA. He is a native of Germany, graduated from high school in England, and completed his studies in the US. Mr. Kersten received his Undergraduate Degree in Accounting and an M.B.A. from George Washington University, and a law degree (J.D.) from American University in Washington, DC.

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

Eyal Talor, Ph.D. joined CEL-SCI in October 1993. In October 2009, Dr. Talor was promoted to Chief Scientific Officer. Prior to this promotion, Dr. Talor was the Senior Vice President of Research and Manufacturing. He is a clinical immunologist with over 27 years of hands-on management of clinical research and drug development for immunotherapy application; pre-clinical to Phase III clinical trials, in the biopharmaceutical industry. His expertise includes biopharmaceutical R&D and Biologics product development, GMP (Good Manufacturing Practices) manufacture, Quality Control testing, and the design and building of GMP manufacturing and testing facilities. He served as Director of Clinical Laboratories (certified by the State of Maryland) and has experience in the design of pre-clinical and clinical trials (Phase I – III) and GCP (Good Clinical Practices) requirements. He also has broad experience in the different aspects of biological assay development, analytical methods validation, raw material specifications, and QC (Quality Control) tests development under FDA/GMP, USP, and ICH guidelines. He has extensive experience in the preparation of documentation for IND and other regulatory submissions. His scientific area of expertise encompasses immune response assessment. He is the author of over 25 publications and has published a number of reviews on immune regulations in relation to clinical immunology. Before coming to CEL-SCI, he was Director of R&D and Clinical Development at CBL, Inc., Principal Scientist - Project Director, and Clinical Laboratory Director at SRA Technologies, Inc. Prior to that he was a full-time faculty member at The Johns Hopkins University, Medical Institutions; School of Public Health. He has invented technologies which are covered by ten issued patents on Multikine’s composition of matter and method of use in cancer and two platform Peptide technologies, Antigen Directed Apoptosis of T-cells (‘Adapt’) and LEAPS, for the treatment of autoimmune diseases, asthma, allergy, transplantation rejection and infectious diseases. He also is responsible for numerous product and process inventions as well as a number of pending US and PCT patent applications. He received his Ph.D. in Microbiology and Immunology from the University of Ottawa, Ottawa, Ontario, Canada, and had post-doctoral training in clinical and cellular immunology at The Johns Hopkins University, Baltimore, Maryland, USA. He holds an Associate teaching position at the Johns Hopkins University Medical Institutions.

Daniel H. Zimmerman, Ph.D. was CEL-SCI's Senior Vice President of Research, Cellular Immunology between 1996 and December 2008 and again since November 2009. He joined CEL-SCI in January 1996 as the Vice President of Research, Cellular Immunology. Dr. Zimmerman founded CELL-MED, Inc. and was its president from 1987-1995. From 1973-1987, Dr. Zimmerman served in various positions at Electronucleonics, Inc. His positions included: Scientist, Senior Scientist, Technical Director and Program Manager. Dr. Zimmerman held various teaching positions at Montgomery College between 1987 and 1995. Dr. Zimmerman has invented technologies which are covered by over a dozen US patents as well as many foreign equivalent patents. He is the author of over 50 scientific publications in the area of immunology and infectious diseases. He has been awarded numerous grants from National Institutes of Health, or NIH, and the Department of Defense, or DOD. From 1969-1973, Dr. Zimmerman was a Senior Staff Fellow at NIH. For the following 25 years, he continued on at NIH as a guest worker. Dr. Zimmerman received a Ph.D. in Biochemistry in 1969, and a Masters in Zoology in 1966 from the University of Florida as well as a B.S. in Biology from Emory and Henry College in 1963.

John Cipriano was CEL-SCI’s Senior Vice President of Regulatory Affairs between March 2004 and December 2008 and again since October 2009. Mr. Cipriano brings to CEL-SCI over 30 years of experience with both biotech and pharmaceutical companies. In addition, he held positions at the United States Food and Drug Administration (FDA) as Deputy Director, Division of Biologics Investigational New Drugs, Office of Biologics Research and Review and was the Deputy Director, IND Branch, Division of Biologics Evaluation, Office of Biologics. Mr. Cipriano completed his B.S. in Pharmacy from the Massachusetts College of Pharmacy in Boston, Massachusetts and his M.S. in Pharmaceutical Chemistry from Purdue University in West Lafayette, Indiana.

Peter R. Young, Ph.D. has been a Director of CEL-SCI since August 2002. Dr. Young has been a senior executive within the pharmaceutical industry in the United States and Canada for most of his career, originally in organizations that are now part of Sanofi S.A. Over the last 20 years he has primarily held positions of Chief Executive Officer or Chief Financial Officer and has extensive experience with acquisitions and equity financing. Since November 2001, Dr. Young has been the President of Agnus Dei, LLC, which has acted as a partner in an organization managing immune system clinics which treat patients with diseases such as cancer, multiple sclerosis and hepatitis. Dr. Young was also the President and Chief Executive Officer of SRL Technology, Inc., a company involved in the development of pharmaceutical drug delivery systems. Between 1998 and 2001, Dr. Young was the Chief Financial Officer of Adams Laboratories, Inc., the developer of Mucinex®. Dr. Young received his Ph.D. in Organic Chemistry from the University of Bristol, England after obtaining his Bachelor's degree in Honors Chemistry, Mathematics and Economics. Subsequently, he qualified as a Fellow of the Chartered Institute of Management Accountants.

Bruno Baillavoine joined CEL-SCI’s board of directors in June 2015. Since 2017 Mr. Baillavoine has been the Director, Head of Pericles Group UK the subsidiary of the Paris based leading French consulting firm, Pericles Consulting Holdings SAS. Pericles is an expert in the fields of Banking, Finance, Asset Management and Insurance with over 350 institutional clients. He has also been an advisor to the Board of CSL Inc, Combatives Sports League a US Mixed Martial Arts company since 2017 and was appointed to the Board in 2019. Between 2010-2016, Mr. Baillavoine was a partner of Globomass Holdings Limited, a London, England based developer of renewable energy projects from concept through final operations. From 2012-2016 Mr. Baillavoine was the Executive Chairman of Globomass Holdings. Globomass was acquired by CleanBay Inc. in 2016. Mr. Baillavoine remains a significant shareholder in CleanBay Inc. Between 1978 and 1982 he was the marketing manager of Ravenhead Ltd., a manufacturer of glass tableware, and part of United Distillers Group (later acquired by Grand Metropolitan). During this time Mr. Baillavoine became the UK Business Manager where he restored market share and profit for United Distillers. From 1982 to 1986 Mr. Baillavoine was Group Corporate Planning and Group Marketing Director for Prontaprint where he expanded the number of shops to 500 locations in four years. Mr. Baillavoine was with Grand Metropolitan Plc between 1986-1988 (now Diageo Plc), an FTSE 100 beverage, food, hotel and leisure company, as director in the Special Operations division. In this capacity, he developed plans for Grand Met’s trouble-shooting division for over 20,000 Grand Met retail outlets. From 1988-1991 he was the Managing Director of Nutri Systems (UK) Ltd., a subsidiary of the US based provider of professionally supervised weight loss programs. Between 1991 and 1995, Mr. Baillavoine was Director of BET Group plc, a multinational business support services group, and in 1992, was promoted to the Managing Director for the manufacturing businesses. The £2.3 billion turnaround of BET during his tenure is one of the most successful turnarounds of a top 100 FTSE company. Since 1995, Mr. Baillavoine has held a number of CEO positions across a wide range of industries and geographical locations. Mr. Baillavoine has European and American educations (US high school and University of Wisconsin Eau Claire 1972-1976).

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

For purposes of electing directors at its annual meeting, CEL-SCI has a nominating committee that is made up of CEL-SCI’s independent directors. The nominating committee selects the nominees to the Board of Directors which are subject to election by CEL-SCI’s shareholders.

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

CEL-SCI does not have a policy with regard to Board member’s attendance at annual meetings. All Board members attended the last annual shareholder’s meeting held on July 1, 2021.

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

ITEM 11. EXECUTIVE COMPENSATION

Components of Compensation — Executive Officers

CEL-SCI’s executive officers are compensated through the following three components:

·	Base Salary
·	Long-Term Incentives (“LTIs”) (stock options and/or grants of stock)
·	Benefits

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

CEL-SCI believes that grants of equity-based compensation:

·	Enhance the link between the creation of shareholder value and long-term executive incentive compensation;
·	Provide focus, motivation and retention incentive; and
·	Provide competitive levels of total compensation.

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

The following table sets forth in summary form the compensation received by (i) the Chief Executive and Financial Officer of CEL-SCI and (ii) by each other executive officer of CEL-SCI who received in excess of $100,000 during the two fiscal years ended September 30, 2021.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total

Geert R. Kersten,	2021	580,017	--	17,325	201,280	55,631	854,253
Chief Executive and Financial Officer and Treasurer	2020	756,102	13,800	17,250	2,492,320	55,631	3,335,103

Patricia B. Prichep,	2021	261,021	--	16,201	97,920	9,031	384,173
Senior Vice President of Operations and Secretary	2020	366,722	7,600	14,800	1,212,480	9,031	1,610,633

Eyal Talor, Ph.D.,	2021	314,833	--	9,600	97,920	6,031	428,384
Chief Scientific Officer	2020	308,250	3,200	9,600	1,212,480	6,031	1,539,561

Daniel Zimmerman, Ph.D.,	2021	242,978	--	14,939	54,400	6,031	318,348
Senior Vice President of Research, Cellular Immunology	2020	239,608	2,900	13,760	673,600	6,031	935,899

John Cipriano,	2021	225,333	--	--	54,400	31	279,764
Senior Vice President of Regulatory Affairs	2020	235,212	1,800	--	673,600	31	910,643

59

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

Employee Pension, Profit Sharing or Other Retirement Plans

CEL-SCI has a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code and covering substantially all CEL-SCI’s employees.  CEL-SCI’s contribution to the plan is made in shares of CEL-SCI's common stock. Each participant's contribution is matched by CEL-SCI with shares of common stock which have a value equal to 100% of the participant's contribution, not to exceed the lesser of $10,000 or 6% of the participant's total compensation.  CEL-SCI's contribution of common stock is valued each quarter based upon the closing price of its common stock.  The fiscal 2021 expenses for this plan were approximately $6,000. Other than the 401(k) Plan, CEL-SCI does not have a defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors During Year Ended September 30, 2021

Name	Fees	Stock Awards (1)	Option Awards (2)	Total
Geert Kersten	$40,000	-	201,280	$241,280
Peter R. Young	50,000	-	43,520	93,520
Bruno Baillavoine	45,000	-	43,520	88,520
Robert Watson	45,000	-	43,520	88,520

(1)	The fair value of stock issued for services.

(2)	The fair value of options granted computed in accordance with ASC 718-10-30-3 on the date of grant which represents their grant date fair value.

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

If Mr. Kersten resigns within ninety (90) days of the occurrence of any of the following events: (i) a reduction in Mr. Kersten’s salary (ii) a relocation (or demand for relocation) of Mr. Kersten’s place of employment to a location more than ten (10) miles from his current place of employment, (iii) a significant and material reduction in Mr. Kersten’s authority, job duties or level of responsibility or the imposition of significant and material limitations on the Mr. Kersten’s autonomy in his position, or (iv) a Change in Control, then the employment agreement will be terminated and Mr. Kersten will be entitled to receive a lump-sum payment from CEL-SCI equal to 24 months of salary ($1,174,010) and the unvested portion of any stock options would vest immediately. For purposes of the employment agreement a change in the control of CEL-SCI means: (1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors.

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

In the event there is a change in the control of CEL-SCI, the employment agreements with Ms. Prichep and Dr. Talor allow Ms. Prichep and/or Dr. Talor (as the case may be) to resign from her or his position at CEL-SCI and receive a lump-sum payment from CEL-SCI equal to 18 months of salary ($387,141 and $477,939 respectively). In addition, the unvested portion of any stock options held by the employee will vest immediately. For purposes of the employment agreements, a change in the control of CEL-SCI means: (1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors.

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

During the year ended September 30, 2021, no director of CEL-SCI was also an executive officer of another entity, which had an executive officer of CEL-SCI serving as a director of such entity or as a member of the compensation committee of such entity.

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

During fiscal year ended September 30, 2021, the Company adopted the 2021 Non-Qualified Stock Option Plan, which provides for the issuance of up to 1,800,000 options to purchase shares of common stock, was approved by shareholders. On May 14, 2021, the Company granted 1,800,000 performance-based stock options from the 2021 Non-Qualified Stock Option Plan and 72,000 performance-based stock options from the 2020 Non-Qualified Stock Option Plan to officers and directors. Each option entitles the holder to purchase one share of the Company’s common stock at a price of $20.61 per share, the fair value on the date of issuance. The stock options will vest 100% upon the achievement of the following performance goal: (a) the filing of the first marketing application for any pharmaceutical based upon the Company’s Multikine technology, in the US, Canada, UK, Germany, France, Italy, Spain, Japan, or Australia or (b) the closing price of the Company’s common stock exceeds $42.00. None of the options will be exercisable before May 13, 2022. All options which have not vested as of May 13, 2031, will be canceled and will no longer be exercisable.

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

Stock Options

The following table show information concerning the options granted during the fiscal year ended September 30, 2021, to the persons named below:

Options Granted

Name	Grant Date	Options Granted	Price Per Share	Expiration Date
Geert Kersten	5/14/2021	592,000	$20.61	5/13/2031
Eyal Talor	5/14/2021	318,000	$20.61	5/13/2031
Patricia Prichep	5/14/2021	288,000	$20.61	5/13/2031
John Cipriano	5/14/2021	130,000	$20.61	5/13/2031
Dan Zimmerman	5/14/2021	160,000	$20.61	5/13/2031
Bruno Baillavoine	5/14/2021	128,000	$20.61	5/13/2031
Peter Young	5/14/2021	128,000	$20.61	5/13/2031
Robert Watson	5/14/2021	128,000	$20.61	5/13/2031

The following table shows the outstanding options held by the persons named below on September 30, 2021:

	Shares underlying unexercised
	Option which are:		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Geert R. Kersten	1,800		97.50	05/17/22
	18,584	1,416	70.00	12/17/22
	1,800		52.50	06/30/23
	3,600		27.25	02/25/24
	180,000		2.18	07/27/27
	530,121		2.45	04/30/28
	542,120	271,060	5.65	04/10/29
	148,000	444,000	10.93	04/19/30
	-	592,000	20.61	05/13/31

Patricia B. Prichep	1,200		97.50	05/17/22
	6,000		70.00	12/17/22
	1,200		52.50	06/30/23
	2,400		27.25	02/25/24
	120,000		2.18	07/27/27
	222,607		2.45	04/30/28
	270,421	135,210	5.65	04/10/29
	72,000	216,000	10.93	04/19/30
	-	288,000	20.61	05/13/31

Eyal Talor, Ph.D	1,200		97.50	05/17/22
	6,000		70.00	12/17/22
	1,200		52.50	06/30/23
	2,400		27.25	02/25/24
	120,000		2.18	07/27/27
	193,934		2.45	04/30/28
	100,000		3.55	09/20/28
	255,142	127,570	5.65	04/10/29
	72,000	216,000	10.93	04/19/30
	-	318,000	20.61	05/13/31

Dan Zimmerman, Ph.D	900		97.50	05/17/22
	900		52.50	06/30/23
	1,800		27.25	02/25/24
	8,000		27.50	08/05/24
	4,000		15.50	06/25/25
	4,000		11.75	07/21/26
	6,000		1.87	06/28/27
	20,000		1.59	09/17/27
	126,194		2.45	04/30/28
	140,973	70,486	5.65	04/10/29
	40,000	120,000	10.93	04/19/30
	-	160,000	20.61	05/13/31

John Cipriano	900		97.50	05/17/22
	900		57.50	06/30/23
	1,800		27.25	02/25/24
	90,000		2.18	07/27/27
	148,347		2.45	04/30/28
	137,920	68,960	5.65	04/10/29
	40,000	120,000	10.93	04/19/30
	-	130,000	20.61	05/13/31

Summary. The following shows certain information as of September 30, 2021 concerning the stock options and stock bonuses granted by CEL-SCI. Each option represents the right to purchase one share of CEL-SCI's common stock.

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	138,400	76,829	N/A	213
Non-Qualified Stock Option Plans	11,787,200	10,972,880	N/A	410,592
Stock Bonus Plans	783,760	N/A	363,086	420,641
Stock Compensation Plans	634,000	N/A	153,195	462,395
Incentive Stock Bonus Plan	640,000	N/A	614,500	25,500

Of the shares issued pursuant to CEL-SCI's Stock Bonus Plans, 280,764 shares were issued as part of CEL-SCI's contribution to its 401(k) plan.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to CEL-SCI’s Incentive and Non-Qualified Stock Option Plans as of September 30, 2021, CEL-SCI’s most recent fiscal year end. CEL-SCI's Incentive and Non-Qualified Stock Option Plans have been approved by CEL-SCI's shareholders.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)

Incentive Stock Option Plans	76,829	$30.60	213
Non-Qualified Stock Option Plans	10,972,880	$9.94	410,592

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of December 1, 2021, information with respect to the only persons owning beneficially 5% or more of CEL-SCI’s outstanding common stock and the number and percentage of outstanding shares owned by each director and officer of CEL-SCI and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address	Number of Shares (1)		Percent of Class (2)

Geert R. Kersten 8229 Boone Blvd., Suite 802 Vienna, VA 22182	3,571,542	(3)	7.8%

Patricia B. Prichep 8229 Boone Blvd., Suite 802 Vienna, VA 22182	921,968		2.1%

Eyal Talor, Ph.D. 8229 Boone Blvd., Suite 802 Vienna, VA 22182	856,775		1.9%

Daniel H. Zimmerman, Ph.D. 8229 Boone Blvd., Suite 802 Vienna, VA 22182	469,288		1.1%

John Cipriano 8229 Boone Blvd., Suite 802 Vienna, VA 22182	482,975		1.1%

Peter R. Young, Ph.D. 208 Hewitt Drive, Suite 103-143 Waco, TX 76712	294,681	*

Bruno Baillavoine 8229 Boone Blvd., Suite 802 Vienna, VA 22182	230,140	*

Robert Watson 245 N. Highland Ave. NE Suite 230-296 Atlanta, GA 30307	201,098	*

All Officers and Directors as a Group (8 persons)	7,028,467	14.47%

State Street Corporation State Street Financial Center One Lincoln Street Boston, MA 02111	4,576,724	10.59%

* Less than 1%

(1)	Includes shares issuable prior to February 28, 2022 upon the exercise of options or warrants granted to the following persons:

Name	Options or Warrants Exercisable Prior to February 28, 2022
Geert R. Kersten, Esq.	2,424,849	(3)
Patricia B. Prichep	714,387
Eyal Talor, Ph.D.	751,876
Daniel Zimmerman, Ph.D.	352,767
John Cipriano	419,867
Peter R. Young, Ph.D.	265,767
Bruno Baillavoine	224,167
Robert Watson	196,667

(2)	Amount includes shares referred to in (1) above but excludes shares which may be issued upon the exercise of options and warrants previously issued by CEL-SCI.

67

(3)

Amount includes 321,421 shares and 390,928 warrants held in the de Clara Trust, of which Mr. Kersten is a beneficiary. Mr. Kersten is not the trustee of the de Clara Trust and does not control the voting or the trading of the shares held by the Trust.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended September 30, 2021, officers and a director of the Company purchased 27,500 restricted shares of the Company’s common stock at an aggregate market value of approximately $220,000 During the year ended September 30, 2020, officers of the Company purchased 20,512 restricted shares of the Company’s common stock at an aggregate fair market value of approximately $185,000. The shares are subject to the conditions of Rule 144 under the Securities Act of 1933.

See Note 11 to the financial statements included as part of this report for additional information concerning related party transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA, LLP served as CEL-SCI’s independent registered public accountant for the two years ended September 30, 2021. The following table shows the aggregate fees billed to CEL-SCI for these years by BDO USA, LLP:

	Year Ended September 30,
	2021	2020

Audit Fees	$391,240	$553,700
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

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

Ended September 30, 2021 and 2020, and

Report of Independent Registered Public Accounting Firm

CEL-SCI CORPORATION

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

CEL-SCI Corporation

Vienna, Virginia

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CEL-SCI Corporation (the “Company”) as of September 30, 2021 and 2020, the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Determination of Incremental Borrowing Rates for Leases

As described in Note 10 of the financial statements, the Company modified two leases during the year. The remeasurement of the lease liability requires the determination of an incremental borrowing rate, which involves complex judgment by management.

We identified the determination of the incremental borrowing rates for modified lease contracts as a critical audit matter. Significant judgment is required by management to develop the incremental borrowing rate for lease contracts. Auditing the reasonableness of the incremental borrowing rate involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

·	Utilizing professionals with specialized skill and knowledge in valuation to assist with developing independent estimates of fully collateralized incremental borrowing rates for modified lease contracts by (i) developing synthetic credit ratings for the Company; (ii) identifying market interest rates based on the synthetic credit ratings and applicable lease terms; and (iii) comparing the independently developed estimates to the Company’s incremental borrowing rates.

/s/BDO USA, LLP

We have served as the Company's auditor since 2005.

Potomac, Maryland
December 21, 2021

CEL-SCI CORPORATION
BALANCE SHEETS
SEPTEMBER 30, 2021 and 2020

	2021	2020
ASSETS
Current Assets:
Cash and cash equivalents	$36,060,148	$15,508,909
U.S. Treasury Bills	6,151,385	-
Receivables	54,922	54,922
Prepaid expenses	998,482	1,313,432
Supplies used for R&D and manufacturing	2,006,584	820,052

Total current assets	45,271,521	17,697,315

Finance lease right of use assets	12,691,921	13,811,849
Operating lease right of use assets	2,056,178	1,198,958
Property and equipment, net	13,663,562	5,843,993
Patent costs, net	275,866	313,422
Deposits	1,910,917	1,670,917

Total assets	$75,869,965	$40,536,454

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable	$1,675,813	$2,023,067
Accrued expenses	859,216	510,515
Due to employees	265,993	448,022
Derivative instruments, current portion	437,380	213,787
Lease liabilities, current portion	698,665	1,070,123

Total current liabilities	3,937,067	4,265,514

Derivative instruments, net of current portion	-	3,551,826
Finance lease liabilities, net of current portion	13,252,364	11,753,100
Operating lease liabilities, net of current portion	2,021,308	1,114,340
Other liabilities	125,000	125,000

Total liabilities	19,335,739	20,809,780

Commitments and Contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $.01 par value- 200,000 shares authorized;
-0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized;
43,207,183 and 38,730,150 shares issued and outstanding
at September 30, 2021 and 2020, respectively	432,072	387,302
Additional paid-in capital	474,298,566	401,174,675
Accumulated deficit	(418,196,412)	(381,835,303)

Total stockholders' equity	56,534,226	19,726,674

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$75,869,965	$40,536,454

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF OPERATIONS
YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	2021	2020

Grant income	$-	$558,664

Operating expenses:
Research and development	23,108,897	17,840,290
General and administrative	13,085,232	11,703,429
Total operating expenses	36,194,129	29,543,719

Operating loss	(36,194,129)	(28,985,055)

Other (expense) income	(8,213)	38,763
Loss on derivative instruments	(694,858)	(349,078)
Warrant inducement expense	-	(805,753)
Other non-operating gain	1,685,379	887,604
Interest expense, net	(1,149,288)	(1,041,725)
Net loss	(36,361,109)	(30,255,244)

Modification of warrants	(350,861)	(21,734)

Net loss available to common shareholders	$(36,711,970)	$(30,276,978)

Net loss per common share - basic	$(0.90)	$(0.82)
Weighted average common shares outstanding - basic	40,662,137	36,759,115

Net loss per common share - diluted	$(0.93)	$(0.82)
Weighted average common shares outstanding - diluted	40,694,248	36,759,115

See notes to financial statements.

CEL-SCI CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
YEARS ENDED SEPTEMBER 30, 2021 AND 2020

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, SEPTEMBER 30, 2019	35,231,776	$352,318	$358,507,603	$(353,726,254)	$5,133,667

Adoption of ASC 842, Leases				2,146,195	2,146,195
Proceeds from the sale of common stock	1,422,429	14,225	13,978,214	-	13,992,439
Warrant issuances	-	-	805,753	-	805,753
Warrant exercises	1,711,873	17,118	15,127,122	-	15,144,240
Modification of warrants	-	-	5,554		5,554
401(k) contributions paid in common stock	13,870	139	163,201	-	163,340
Stock issued to nonemployees for service	79,950	799	971,868	-	972,667
Equity based compensation - employees	-	-	10,112,968	-	10,112,968
Option exercises	99,740	998	337,330	-	338,328
Purchase of stock by officers and directors	20,512	205	184,785	-	184,990
Share issuance costs	-	-	(787,723)	-	(787,723)
Shares issued for settlement of clinical research costs	150,000	1,500	1,768,000	-	1,769,500
Net loss	-	-	-	(30,255,244)	(30,255,244)

BALANCE, SEPTEMBER 30, 2020	38,730,150	387,302	401,174,675	(381,835,303)	19,726,674

Proceeds from the sale of common stock	2,610,000	26,100	47,337,326	-	47,363,426
Warrant exercises	1,597,870	15,978	9,991,328	-	10,007,306
Modification of warrants	-	-	24,387	-	24,387
401(k) contributions paid in common stock	17,990	180	200,919	-	201,099
Stock issued to nonemployees for service	75,885	759	1,194,945	-	1,195,704
Equity based compensation - employees	(2,000)	(20)	13,685,066	-	13,685,046
Option exercises	149,788	1,498	744,730	-	746,228
Purchase of stock by officers and directors	27,500	275	219,725	-	220,000
Share issuance costs	-	-	(274,535)	-	(274,535)
Net loss	-	-	-	(36,361,109)	(36,361,109)

BALANCE, SEPTEMBER 30, 2021	43,207,183	$432,072	$474,298,566	$(418,196,412)	$56,534,226

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2021 AND 2020

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,361,109)	$(30,255,244)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	2,231,108	2,159,729
Share-based payments for services	1,226,690	862,796
Equity based compensation	13,685,046	10,112,968
Common stock contributed to 401(k) plan	201,099	163,340
Shares issued for settlement of clinical research costs	-	1,769,500
Gain on short-term investments	(5,621)	-
Loss on derivative instruments	694,858	349,078
Warrant inducement expense	-	805,753
Modification of warrants	24,387	5,554
(Increase)/decrease in assets:
Receivables	-	7,843
Prepaid expenses	283,964	(623,608)
Supplies used for R&D and manufacturing	(1,186,532)	(37,689)
Deposits	(240,000)	-
Increase/(decrease) in liabilities:
Accounts payable	445,981	(766,073)
Accrued expenses	363,701	406,083
Due to employees	(182,029)	(261,420)
Other liabilities	31,441	25,229

Net cash used in operating activities	(18,787,016)	(15,276,161)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net purchases of U.S. Treasury Bills	(6,145,764)	-
Purchases of property and equipment	(9,016,329)	(2,654,906)
Expenditures for patent costs	(22,641)	(39,975)

Net cash used in investing activities	(15,184,734)	(2,694,881)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	47,363,426	13,992,439
Payments of stock issuance costs	(325,034)	(752,804)
Proceeds from exercise of warrants	5,984,215	12,072,465
Proceeds from exercises of options	746,228	338,328
Proceeds from the purchase of stock by officers and directors	220,000	184,990
Proceeds from landlord funding of leasehold improvements	1,613,546	-
Payments on obligations under finance leases	(1,079,392)	(800,241)

Net cash provided by financing activities	54,522,989	25,035,177

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,551,239	7,064,135

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	15,508,909	8,444,774

CASH AND CASH EQUIVALENTS, END OF YEAR	$36,060,148	$15,508,909

CEL-SCI CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED SEPTEMBER 30, 2021 AND 2020

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2021	2020
Property and equipment included in accrued expenses and accounts payable	$435,412	$1,184,723
Capitalizable patent costs included in accrued expenses and accounts payable	$6,510	$15,000
Changes to right of use assets and liabilities	$551,444	$399,032
Finance lease obligation included in accounts payable	$855	$790
Prepaid consulting services paid with issuance of common stock	$363,911	$164,871
Fair value of warrants liabilities on date of exercise	$4,023,091	$3,071,775
Financing costs included in accounts payable	$-	$50,499
Accrued consulting services to be paid with common stock	$55,000	$55,000

Cash paid for interest	$1,173,702	$1,155,026

See notes to financial statements.

CEL-SCI CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION

CEL-SCI Corporation (the Company) was incorporated on March 22, 1983, in the state of Colorado, to finance research and development in biomedical science and ultimately to engage in marketing and selling products.

The Company is focused on finding the best way to activate the immune system to fight cancer and infectious diseases. The Company has recently announced top line Phase 3 data for its lead investigational therapy, Multikine® (Leukocyte Interleukin, Injection), involving head and neck cancer, for which the Company has received Orphan Drug Status from the United States Food and Drug Administration (FDA). Unlike other immune therapies, Multikine is administered locally at the site of the tumor as a first line treatment right after diagnosis, before surgery, radiation and/or chemotherapy. The goal is to help the intact immune system kill the micro metastases that usually cause recurrence of the cancer.

CEL-SCI is investigating a peptide-based immunotherapy (CEL-4000) as a vaccine for rheumatoid arthritis using its LEAPS technology platform. CEL-SCI is in the process of completing pre-IND studies for CEL-4000.

2.	OPERATIONS AND FINANCING

On June 28, 2021, the Company announced results from its 9.5 year pivotal Phase 3 study for its immunotherapy Multikine® (Leukocyte Interleukin, Injection) in the treatment of advanced (stages III and IV) primary (previously untreated) squamous cell carcinoma of the head and neck (SCCHN). The Phase 3 results showed a long-term 5-year overall survival (OS) benefit in the treatment arm that received Multikine treatment followed by surgery and radiation. This survival benefit was robust and durable, with no safety issues, something not commonly seen with cancer drugs. In fact, the survival benefit increased over time and at 5-years the overall survival benefit reached an absolute 14.1% advantage for the Multikine treated arm over control (n=380, total study patients treated with surgery plus radiation), control arm 48.6%, Multikine arm 62.7% survival.

Liquidity

The Company has incurred significant costs since its inception for the acquisition of certain proprietary technology and scientific knowledge relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities and participation in clinical trials. The Company has funded such costs primarily with proceeds from loans and the public and private sale of its securities. The Company will be required to raise additional capital or find additional long-term financing to continue with its efforts to bring Multikine to market. The ability to raise capital may be dependent upon market conditions that are outside the control of the Company. The ability of the Company to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure. The Company believes there is a high likelihood that it will continue to receive funds from private and public offerings and warrant exercises similarly to the way it has substantially funded operations in the past. However, there can be no assurance that the Company will be able to raise sufficient capital to support its operations.

To finance the Company through marketing approval, the Company plans to raise additional capital in the form of warrant exercises, corporate partnerships, and debt and/or equity financings.  The Company believes that it will be able to obtain additional financing because it has done so consistently in the past and because it showed great survival benefit in the Phase 3 study in one of the two treatment arms for advanced primary head and neck cancer. However, there can be no assurance that the Company will be successful in raising additional funds on a timely basis or that the funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of money, it may have to curtail its operations until such time as it is able to raise the required funding.

Primarily as a result of CEL-SCI's losses incurred to date, CEL-SCI's expected continued future losses, and the uncertainties associated with obtaining regulatory approval and ultimately commercializing its products, management has identified conditions and events that raise substantial doubt about CEL-SCI's ability to continue as a going concern. Management has evaluated the significance of those conditions and has concluded that because there is more than enough cash on hand to meet the Company's budgeted cash requirements, the substantial doubt about the Company's ability to continue as a going concern for more than twelve months from the date of these financial statements has been alleviated.

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

U.S. Treasury Bills – U.S. Treasury Bills (“T-bills”) are highly liquid short-term investments with maturity dates of greater than 3 months, but less than one year. These investments are recorded at fair value.

Supplies used for R&D and manufacturing – Supplies are consumable items kept on hand to support the Company’s R&D and manufacturing operations. Supplies are recorded at cost and are charged to expense as they are used in operations.

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

Leases – On October 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases and its related amendments (collectively referred to as Topic 842 and codified as “ASC 842”). ASC 842 requires that lessees recognize right-of-use assets and lease liabilities measured at the present value of the future lease payments at the lease commencement date. The Company adopted the new leases standard utilizing the modified retrospective transition method, under which amounts in prior periods presented were not restated. The impact of adopting ASC 842 was to record a cumulative effect adjustment of approximately $2.1 million to the opening accumulated deficit balance. The adoption of ASC 842 did not have a significant impact on the Company’s statements of operations or cash flows.

The Company accounts for contracts that convey the right to control the use of identified property, plant or equipment over a period of time in exchange for consideration, as leases upon inception. The Company leases certain real estate, machinery, laboratory equipment and office equipment over varying periods. Many of these leases include an option to either renew or terminate the lease. For purposes of calculating lease liabilities, these options are included in the lease term when it is reasonably certain that the Company will exercise such options. The incremental borrowing rate utilized to calculate the lease liabilities is based on the information available at the commencement date, as most of the leases do not provide an implicit borrowing rate. Short-term leases, defined as leases with initial terms of 12 months or less, are not reflected on the balance sheet. Lease expense for such short-term leases is not material.

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

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this Update simplify and clarify the guidance in Subtopic 815-40 and are effective for the Company for the fiscal year ending September 30, 2025, including interim periods within that fiscal year. Early adoption is permitted, but only as of the beginning of the annual fiscal year of adoption. The Company will adopt ASU 2020-06 effective October 1, 2021. No financial impact is expected as of that date or on the annual and interim periods in the period of adoption.

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

In June 2018, the Financial Accounting Standards Board ("FASB") issued ASU 2018-07, Compensation — Stock Compensation (Topic 718), which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees, and thus, the accounting for share-based payments to non-employees will be substantially aligned. The Company adopted ASU 2018-07 as of October 1, 2019 with no impact on its financial statements and related disclosures.

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

Restricted stock granted under the Incentive Stock Bonus Plan and options granted under the 2021 and 2020 Non-Qualified Stock Option Plan are subject to service, performance and market conditions and meet the classification of equity awards. These awards were measured at fair value on the grant-dates using a Monte Carlo simulation for issuances where the attainment of performance criteria is uncertain. The total compensation cost will be expensed over the estimated requisite service period.

Research and Development Costs - Research and development costs are expensed as incurred. Management accrues Clinical Research Organization (“CRO”) expenses and clinical trial study expenses based on services performed and relies on the CROs to provide estimates of those costs applicable to the completion stage of a study. Estimated accrued CRO costs are subject to revisions as such studies progress to completion. The Company records revisions to estimated expense in the period in which the facts that give rise to the revision become known.

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

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company maintains its cash and cash equivalents with high quality financial institutions. At times, these accounts may exceed federally insured limits. The Company has not experienced any losses in such bank accounts. The Company believes it is not exposed to significant credit risk related to cash and cash equivalents. All non-interest bearing cash balances were fully insured up to $250,000 at September 30, 2021.

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. A full valuation allowance was recorded against the deferred tax assets as of September 30, 2021 and 2020.

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

Use of Estimates – The preparation of financial statements in conformity U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, inventory obsolescence, accruals, stock options, useful lives for depreciation and amortization of long-lived assets, right of use assets and lease liabilities, deferred tax assets and the related valuation allowance, and the valuation of derivative liabilities. Actual results could differ from estimates, although management does not generally believe such differences would materially affect the financial statements in any given year. However, in regard to the valuation of derivative liabilities determined using the Black-Scholes pricing model, significant fluctuations may materially affect the financial statements in a given year. Additionally, in calculating the right of use assets and lease liabilities, estimates and assumptions were used to determine the incremental borrowing rates and the expected lease terms. The Company considers the estimates used in valuing the derivative liabilities, stock options and the lease assets and liabilities to be significant.

New Accounting Pronouncements

The Company has considered all recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

4.	WARRANTS AND NON-EMPLOYEE OPTIONS

The following warrants and non-employee options are outstanding at September 30, 2021:

Warrant/Options	Issue Date	Shares Issuable upon Exercise of Warrants/ Options	Exercise Price	Expiration Date
Series N	8/18/2008	85,339	$3.00	8/18/2022
Series UU	6/11/2018	93,603	$2.80	6/30/2022
Series X	1/13/2016	120,000	$9.25	7/13/2022
Series Y	2/15/2016	26,000	$12.00	8/15/2022
Series Z	5/23/2016	184,800	$13.75	11/23/2021
Series CC	12/8/2016	15,845	$5.00	12/8/2021
Series HH	2/23/2017	200	$3.13	2/16/2022
Series AA	8/26/2016	100,000	$13.75	2/22/2022
Series MM	6/22/2017	333,432	$1.86	6/22/2022
Series NN	7/24/2017	210,087	$2.52	7/24/2022
Series RR	10/30/2017	251,761	$1.65	10/30/2022
Series SS	12/19/2017	200,000	$2.09	12/18/2022
Series TT	2/5/2018	600	$2.24	2/5/2023
Consultants	7/28/2017 – 11/18/2020	15,000	$2.18 - $11.61	11/17/2022 - 7/27/2027

The following warrants and non-employee options are outstanding at September 30, 2020:

Warrant	Issue Date	Shares Issuable upon Exercise of Warrants/Options	Exercise Price	Expiration Date
Series N	8/18/2008	85,339	$3.00	2/18/2021
Series UU	6/11/2018	93,603	$2.80	12/31/2020
Series W	10/28/2015	688,930	$16.75	10/28/2020
Series X	1/13/2016	120,000	$9.25	1/13/2021
Series Y	2/15/2016	26,000	$12.00	2/15/2021
Series ZZ	5/23/2016	20,000	$13.75	5/18/2021
Series BB	8/26/2016	16,000	$13.75	8/22/2021
Series Z	5/23/2016	264,000	$13.75	11/23/2021
Series CC	12/8/2016	148,643	$5.00	12/8/2021
Series HH	2/23/2017	200	$3.13	2/16/2022
Series AA	8/26/2016	200,000	$13.75	2/22/2022
Series MM	6/22/2017	797,633	$1.86	6/22/2022
Series NN	7/24/2017	348,842	$2.52	7/24/2022
Series RR	10/30/2017	417,649	$1.65	10/30/2022
Series SS	12/19/2017	326,064	$2.09	12/18/2022
Series TT	2/5/2018	371,564	$2.24	2/5/2023
Consultants	7/28/17	10,000	$2.18	7/27/2027

A. Warrant Liabilities

Warrant liabilities outstanding at September 30 are as follows:

	2021	2020
Series W warrants	$-	$73,570
Series Z warrants	64,787	1,207,902
Series ZZ warrants	-	75,044
Series AA warrants	276,035	1,082,212
Series BB warrants	-	65,173
Series CC warrants	94,961	1,259,712
Series HH warrants	1,597	2,000
Total warrant liabilities	$437,380	$3,765,613

The (losses)/gains on the warrant liabilities for the years ended September 30 are as follows:

	2021	2020
Series V Warrants	$-	$185,652
Series W warrants	73,570	1,119,937
Series Z warrants	252,115	(98,357)
Series ZZ warrants	(98,692)	2,594
Series AA warrants	(318,823)	(165,304)
Series BB warrants	65,173	(1,207)
Series CC warrants	(668,605)	(875,040)
Series FF warrants	-	(319,706)
Series HH warrants	404	(34,589)
Series JJ warrants	-	(64,992)
Series LL warrants	-	(98,066)
Net loss on warrant liabilities	$(694,858)	$(349,078)

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

Changes in Warrant Liabilities

On August 22, 2021, 16,000 Series BB warrants, with an exercise price of $13.75 expired.

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

Exercise of Warrant Liabilities

The following warrants recorded as liabilities were exercised during the year ended September 30, 2021:

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series Z	79,200	$13.75	$1,089,000
Series ZZ	20,000	$13.75	275,000
Series AA	100,000	$13.75	1,375,000
Series CC	132,798	$5.00	663,990
	331,998		$3,402,990

The following warrants recorded as liabilities were exercised during the year ended September 30, 2020:

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series V	674,164	$13.75	$9,269,755
Series CC	128,820	$5.00	644,100
Series FF	68,048	$3.91	265,812
Series HH	6,300	$3.13	19,687
Series JJ	9,450	$3.13	29,531
Series LL	26,398	$3.59	94,867
	913,180		$10,323,752

B.	Equity Warrants

Changes in Equity Warrants

On December 7, 2020, the expiration dates of the Series N, Series X, Series Y and Series UU warrants were extended six months. On June 28, 2021, the expiration dates of these same warrants were extended one year. The incremental costs of both warrant extensions were recorded consistent with the accounting for the initial warrant issuances. The incremental costs of the Series N and Series X warrant extensions were recorded as a deemed dividend and totaled approximately $351,000 for the year ended September 30, 2021. The Series N and Series X warrants are held by the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary. The incremental cost of the Series Y warrants extension approximated $103,000 and had no impact on the financial statements for the year ended September 30,2021 due to offsetting entries recorded within additional paid in capital. The incremental cost of the Series UU warrant extension was recorded as interest expense, because these warrants were initially issued as an inducement to convert notes payable into common stock, and totaled approximately $24,000 for the year ended September 30, 2021. The Series UU warrants are held by Geert Kersten, Patricia Prichep (current Officers of the Company) and the de Clara Trust.

On May 26, 2020, the Company provided that for each Series V liability warrant exercised on or before June 10, 2020, the former holder of the Series V warrant received one Series XX warrant. Each Series XX warrant allowed the holder to purchase one share of the Company's common stock at a price of $18.00 per share at any time on or before September 10, 2020. For each Series V liability warrant exercised after June 10, 2020 but on or before June 25, 2020, the former holder of the Series V warrant received one Series YY warrant. Every two Series YY warrants allowed the holder to purchase one share of the Company's common stock at a price of $20.00 per share at any time on or before September 25, 2020. In June 2020, 461,953 Series XX warrants and 101,839 Series YY warrants were issued to the former holders of the Series V warrants. The Series XX and YY warrants qualified for equity treatment in accordance with ASC 815. The Company recognized a warrant inducement expense equal to the fair value of the Series XX and Series YY warrants issued as of the date the inducement offers were accepted. The fair values of the Series XX and Series YY warrants were calculated to be approximately $629,000 and $177,000, respectively. The total expense of approximately $806,000 is reported as warrant inducement expense in the statement of operations for the year ended September 30, 2020. All Series XX and YY warrants expired in September 2020.

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

Exercise of Equity Warrants The following equity warrants were exercised during the year ended September 30, 2021.

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series MM	464,201	$1.86	$863,414
Series NN	138,755	$2.52	349,663
Series RR	165,888	$1.65	273,715
Series SS	126,064	$2.09	263,474
Series TT	370,964	$2.24	830,959
	1,265,872		$2,581,225

The following equity warrants were exercised during the year ended September 30, 2020.

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series MM	95,858	$1.86	$178,296
Series NN	124,956	$2.52	314,889
Series OO	50,000	$2.52	126,000
Series RR	39,467	$1.65	65,121
Series SS	156,580	$2.09	327,252
Series TT	188,125	$2.24	421,400
Series UU	61,207	$2.80	171,380
Series VV	82,500	$1.75	144,375
	798,693		$1,748,713

C.	Options and Shares Issued to Consultants

The Company typically enters into consulting arrangements in exchange for common stock or stock options. During the years ended September 30, 2021 and 2020 the Company issued 75,885 and 79,950 shares, respectively, of common stock to consultants, all of which were restricted shares. Under these arrangements, during the periods presented, the common stock was issued with stock prices ranging from $6.86 to $24.95 per share. The weighted average grant price was $15.46 and $12.01, respectively, for stock issued during the years ended September 30, 2021 and 2020.

During the years ended September 30, 2021 and 2020, the Company recorded total expense of approximately $1,227,000 and $863,000, respectively, relating to these consulting agreements. At September 30, 2021 and 2020, costs of approximately $364,000 and $395,000, respectively, are included in prepaid expenses.

During the year ended September 30, 2021, the Company issued 5,000 options to a consultant to purchase common stock with an exercise price of $11.61 and an expiration of November 17, 2022. No options were issued to consultants during the year ended September 30, 2020. As of September 30, 2021, 15,000 options issued to consultants as payment for services remained outstanding, all of which were issued from the Non-Qualified Stock Option plan and are fully vested.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30:

F-17

	2021	2020
Research equipment	$4,211,124	$3,898,242
Furniture and equipment	99,768	99,768
Leasehold improvements	13,465,123	5,519,161
	17,776,015	9,517,171
Accumulated depreciation and amortization	(4,112,453)	(3,673,178)

Net property and equipment	$13,663,562	$5,843,993

Depreciation expense for the years ended September 30, 2021 and 2020 totaled approximately $447,000 and $389,000 respectively.

6.	PATENTS

Patents consist of the following at September 30:
	2021	2020
Patents	$910,523	$896,372
Accumulated amortization	(634,657)	(582,950)

Patents, net	$275,866	$313,422

During the years ended September 30, 2021 and 2020, there was no impairment of patent costs. Amortization expense for the years ended September 30, 2021 and 2020 totaled approximately $52,000 and $53,000, respectively. The total estimated future amortization is as follows:

Years ending September 30,
2022	$49,000
2023	39,000
2024	31,000
2025	29,000
2026	25,000
Thereafter	103,000
$276,000

7.	INCOME TAXES

At September 30, 2021 and 2020, the Company had net deferred tax assets of $44.1 million and $35.5 million, respectively. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax assets. In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some, or all, of the deferred tax asset will be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income. Management has considered the history of the Company’s operating losses and believes that the realization of the benefit of the deferred tax assets cannot be reasonably assured.

Pursuant to Section 382 of the Internal Revenue Code, or IRC, annual use of the Company’s net operating loss (NOL) carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. Such ownership change could result in annual limitations on the utilization of tax attributes, including NOL carryforwards and tax credits. The Company performed an estimated analysis to determine if any additional ownership changes for the year ended September 30, 2021 occurred and no such shifts were identified. If changes in ownership occur after year end, NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

The Company had federal NOL carryforwards of approximately $77.1 million and $51.5 million at September 30, 2021 and 2020, respectively. Approximately $19.2 million of the NOL carryforwards begin to expire during the year ended September 30, 2022 and become fully expired by 2038 and approximately $57.9 million of NOL carryforwards, which were generated post Tax Cuts and Jobs Act, have an indefinite life. In addition, the Company has a general business credit as a result of the credit for increasing research activities (“R&D credit”) of approximately $1.2 million at September 30, 2021 and 2020. The R&D credit expires during the fiscal year ended 2029.

Significant components of the Company’s deferred tax assets as of September 30, 2021 and 2020 are listed below:

	2021	2020

NOL carryforwards	$19,789,000	$13,407,000
Lease liabilities	4,101,000	3,631,000
R&D credit	1,221,000	1,221,000
Stock-based compensation	7,785,000	5,297,000
Capitalized R&D	15,040,000	15,853,000
Vacation and other	126,000	125,000
Total deferred tax assets	48,062,000	39,534,000

Right of use assets	(3,786,000)	(3,911,000)
Fixed assets and intangibles	(172,000)	(169,000)
Total deferred tax liability	(3,958,000)	(4,080,000)

Net deferred tax asset	44,104,000	35,454,000
Valuation allowance	(44,104,000)	(35,454,000)
Ending Balance	$-	$-

The Company has no federal or state current or deferred tax expense or benefit. The Company’s effective tax rate differs from the applicable federal statutory tax rate. The reconciliation of these rates is as follows at for the years ended September 30:

	2021	2020

Federal Rate	21.00%	21.00%
State rate change	(1.37)	(1.40)
State tax rate, net of federal benefit	4.72	5.15
Other adjustments	(0.79)	(3.24)
Permanent differences	0.23	0.42
Change in valuation allowance	(23.79)	(21.93)

Effective tax rate	0.00%	0.00%

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes,” which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more likely than not that the position will be sustained. The Company has elected to reflect any tax penalties or interest resulting from tax assessments on uncertain tax positions as a component of tax expense. The Company has generated federal net operating losses in tax years ending September 30, 1999 through 2021. The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before September 30, 2018.

8.	STOCK COMPENSATION

The Company recognized the following expenses for options issued or vested and restricted stock awarded during the year:

	Year Ended September 30,
	2021	2020
Employees	$13,685,046	$10,112,968
Non-employees	$1,226,690	$862,796

During the years ended September 30, 2021 and 2020 the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions.

	2021	2020
Expected stock price volatility	90.42 – 97.22%	87.36 – 90.26%
Risk-free interest rate	0.85 – 1.65%	0.62 – 1.87%
Expected life of options	9.68 – 9.69 Years	9.68 – 9.69 Years
Expected dividend yield	-	-

Non-Qualified Stock Option Plans –

During the year ended September 30, 2021, the Company adopted the 2021 Non-Qualified Stock Option Plan, which provides for the issuance of up to 1,800,000 options to purchase shares of common stock. On May 14, 2021, the Company granted 1,800,000 performance-based stock options from the 2021 Non-Qualified Stock Option Plan and 72,000 performance-based stock options from the 2020 Non-Qualified Stock Option Plan to officers and directors. Each option entitles the holder to purchase one share of the Company's common stock at a price of $20.61 per share, the fair value on the date of issuance. The stock options will vest 100% upon the achievement of the following performance goals: (a) the filing of the first marketing application for any pharmaceutical based upon the Company's Multikine technology, in the US, Canada, UK, Germany, France, Italy, Spain, Japan, or Australia or (b) the closing price of the Company's common stock exceeds $42.00. None of the options will be exercisable before May 13, 2022. All options which have not vested as of May 13, 2031, will be canceled and will no longer be exercisable. The options were recorded in permanent equity in accordance with ASC 718, Compensation – Stock Compensation. On the grant date, the options were valued using a Monte Carlo Simulation approach. Monte Carlo Simulation is a statistical technique that is used to model probabilistic systems and establish the probabilities for a variety of outcomes. That valuation resulted in a per share fair value of $0.34 and an aggregate value of approximately $636,000 on the grant date. The aggregate value will be expensed over the requisite service period of the options, which was determined to be 1.3 years. This resulted in compensation expense of approximately $189,000 recorded during the year ended September 30, 2021. The remaining $447,000 will be expensed over the next 11 months.

During the year ended September 30, 2020, the Company adopted the 2020 Non-Qualified Stock Option Plan, which provides for the issuance of up to 3,600,000 options to purchase shares of common stock. On April 20, 2020, the Company granted 1,872,000 performance-based stock options from the 2020 Non-Qualified Stock Option Plan to officers and directors. Each option entitles the holder to purchase one share of the Company's common stock at a price of $10.93 per share, the fair value on the date of issuance. The stock options vest upon the achievement of the following market conditions: i) 25% of the options will vest when the closing price of the Company's common stock exceeds $20.00 for ten consecutive trading days; ii) 50% of the options will vest when the closing price of the Company's common stock exceeds $25.00 for ten consecutive trading days; and iii) 75% of the options will vest when the closing price of the Company's common stock exceeds $30.00 for ten consecutive trading days. Additionally, 100% of the options will vest when either (a) the first marketing application for any pharmaceutical based upon the Company's Multikine technology, in the US, Canada, UK, Germany, France, Italy, Spain, Japan, or Australia is filed, i.e., the performance condition, or (b) the closing price of the Company's common stock exceeds $40.00 for ten consecutive trading days. All options which have not vested as of April 19, 2030, will be canceled and will no longer be exercisable. The options were recorded as permanent equity in accordance with ASC 718, Compensation – Stock Compensation. On the grant date, the options were valued using a Monte Carlo Simulation approach. That valuation resulted in a per share fair value of $4.21 and an aggregate value of approximately $7.9 million on the grant date. The aggregate value will be expensed over the requisite service period of the options, which was originally determined to be 1.7 years. In May 2021, it became probable that the performance condition would be met approximately 8 months later than originally estimated. Because the valuation and related requisite service period were based on achievement of the performance condition, the Company adjusted the requisite service period when it became probable that the marketing application would be filed within a different period. Compensation expense relating to this Plan was approximately $3.8 million and $2.1 million during the years ended September 30, 2021 and 2020, respectively. The remaining $2.0 million will be expensed over the next 11 months.

At September 30, 2021, the Company has collectively authorized the issuance of 11,787,200 shares of common stock under its Non-Qualified Stock Option Plans. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options were determined by the Company’s Compensation Committee which administers the plans. The Company’s employees, directors, officers, and consultants or advisors are eligible to be granted options under the Non-Qualified Stock Option Plans.

Incentive Stock Option Plans – At September 30, 2021, the Company had collectively authorized the issuance of 138,400 shares of common stock under its Incentive Stock Option Plans. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options were determined by the Company’s Compensation Committee which administers the Plans. Only the Company’s employees are eligible to be granted options under the Incentive Stock Option Plans.

Activity in the Company’s Non-Qualified and Incentive Stock Option Plans for the two years ended September 30, 2021 is summarized as follows:

Non-Qualified and Incentive Stock Option Plans

	Outstanding				Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at September 30, 2019	6,218,216	$5.54	8.88	$29,562,594	1,392,241	$9.15	7.68	$7,869,555
Vested					2,014,501	$4.06
Granted	2,563,000	$10.93
Exercised	99,740	$3.39			99,740	$3.39
Forfeited	18,000	$10.34
Expired	9,773	$132.75			9,773	$132.75

Outstanding at September 30, 2020	8,653,703	$7.01	8.39	$56,193,415	3,297,229	$5.85	7.48	$29,090,662
Vested					2,401,961	$6.26
Granted (a)	2,605,000	$20.58
Exercised	149,788	$4.98			149,788	$4.98
Forfeited	49,832	$9.56
Expired	9,374	$172.73			9,374	$172.73
Outstanding at September 30, 2021	11,049,709	$10.08	7.93	$54,843,283	5,540,028	$5.77	6.96	$43,589,598

______________

(a)	Includes 1,872,000 performance based options issued to officers and directors, 728,000 options issued to employees and 5,000 options issued to Consultants.

A summary of the status of the Company’s non-vested options for the two years ended September 30, 2021 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at September 30, 2019	4,825,975	$3.79
Vested	(2,014,501)
Granted	2,563,000
Forfeited	(18,000)
Unvested at September 30, 2020	5,356,474	$4.76
Vested	(2,401,961)
Granted	2,605,000
Forfeited	(49,832)
Unvested at September 30, 2021	5,509,681	$5.17

Incentive Stock Bonus Plan – On September 30, 2021, 614,500 of the shares granted under the 2014 Incentive Stock Bonus Plan remain outstanding, of which 463,250 shares are fully vested. The shares are being earned upon the achievement of certain milestones leading to the commercialization of the Company’s Multikine technology, or specified increases in the market price of the Company’s stock. The fair value of the shares on the grant date was calculated using the market value on the grant-date for issuances where the attainment of performance criteria is likely and using a Monte Carlo Simulation for issuances where the attainment of performance criteria is uncertain. The grant date fair value of shares issued that remain outstanding as of September 30, 2021 was approximately $8.6 million. The total value of the shares, if earned, is being expensed over the requisite service periods for each milestone, provided the requisite service periods are rendered, regardless of whether the market conditions are met. No compensation cost is recognized for awards where the requisite service period is not rendered. During each of the years ended September 30, 2021 and 2020, the Company recorded expense relating to the issuance of restricted stock pursuant to the plan of approximately $0.3 million. At September 30, 2021, the Company has unrecognized compensation expense of approximately $45,000 which is expected to be fully recognized in the next quarter.

A summary of the status of the Company’s restricted common stock issued from the Incentive Stock Bonus Plan for the two years ended September 30, 2021 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested at September 30, 2019	304,500	$13.75
Forfeited	-
Vested	-
Unvested at September 30, 2020	304,500	$13.75
Forfeited	(2,000)
Vested	(151,250)
Unvested at September 30, 2021	151,250	$13.75

Stock Bonus Plans – As of September 30, 2021, the Company has issued a total of 363,086 shares of common stock from the Stock Bonus Plans and was authorized to issue up to 783,760 shares of common stock under its Stock Bonus Plans. All employees, directors, officers, consultants, and advisors are eligible to be granted shares.

Stock Compensation Plans – On September 30, 2021, 634,000 shares were authorized for use in the Company’s Stock Compensation Plans, of which 154,195 shares were issued and outstanding. No shares were issued from the Stock Compensation Plans to consultants for payment of services during the years ended September 30, 2021, and 2020.

9.	EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code, subject to the Employee Retirement Income Security Act of 1974, as amended, and covering substantially all Company employees. Each participant’s contribution is matched by the Company with shares of common stock that have a value equal to 100% of the participant’s contribution, not to exceed the lesser of $10,000 or 6% of the participant’s total compensation. The Company’s contribution of common stock is valued each quarter based upon the closing bid price of the Company’s common stock. During the year ended September 30, 2021, 17,990 shares were issued to the Company’s 401(k) plan for a cost of approximately $201,000. During the year ended September 30, 2020, 13,870 shares were issued to the Company’s 401(k) plan for a cost of approximately $163,000.

10.	COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In April 2013, the Company entered into a co-development and revenue sharing agreement with Ergomed. Under the agreement, Ergomed will contribute up to $10 million towards the Company’s Phase III clinical study in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount. In October 2015, the Company entered into a second co-development and revenue sharing agreement with Ergomed for an additional $2 million, for a total of $12 million. The Company accounted for the co-development and revenue sharing agreement in accordance with ASC 808 “Collaborative Arrangements”. The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.” Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its Statements of Operations. Since the Company entered into the co-development and revenue sharing agreement with Ergomed, it has incurred research and development expenses of approximately $35.1 million related to Ergomed’s services. This amount is net of Ergomed’s discount of approximately $11.6 million. During the years ended September 30, 2021 and 2020, the Company recorded approximately $1.6 million and $2.0 million, respectively, as research and development expense related to Ergomed’s services. These amounts were net of Ergomed’s discount of approximately $0.6 million during both the years ended September 30, 2021 and 2020.

Lease Agreements

The Company leases a manufacturing facility near Baltimore, Maryland (the San Tomas lease). The building was remodeled in accordance with the Company’s specifications so that it can be used by the Company to manufacture Multikine for the Company’s Phase 3 clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and requires annual base rent to escalate each year at 3%. The Company is required to pay all real estate and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease, which expires in October 2028. The renewal options are not included in the calculation of the right of use asset and lease liability because exercise of those options is not reasonably certain.

Upon adoption of ASC 842 on October 1, 2019, the Company recorded a finance lease right of use asset of approximately $16.5 million and a finance lease liability of approximately $13.5 million. As of September 30, 2021 and 2020, respectively, the net book value of the finance lease right of use asset is approximately $12.7 million and $13.8 million and the balance of the finance lease liability is approximately $13.8 million and $12.7 million, of which approximately $0.6 million and $0.9 million is current. These amounts include the San Tomas lease as well as several other smaller finance leases for office equipment. The finance right of use assets are being amortized using a straight-line method over the underlying lease terms and totaled approximately $1,732,000 and $1,717,000  in the years ended September 30, 2021 and 2020, respectively. Total cash paid related to finance leases during the years ended September 30, 2021 and 2020, respectively, was approximately $2.2 million and $1.9 million, of which approximately $1.2 million was for interest in both years. The weighted average discount rate of the Company’s finance leases is 8.45% and the weighted average time to maturity is 7.1 years.

In August 2020, the Company entered into an amendment to the San Tomas lease agreement under which the landlord agreed to allow the Company to substantially upgrade the manufacturing facility in preparation for the potential commercial production of Multikine. The estimated cost of the upgrades is $10.7 million, of which approximately $10.5 million has been incurred as of September 30, 2021. The landlord agreed to finance the final $2.4 million of the costs incurred which will be repaid through increased lease payments over the remaining lease term starting on March 1, 2021. The repayment includes a base rent which escalates at 3% each year plus interest that accrues at 13.75% per year. The Company remeasured the lease liability to account for the modified payments using a 8.45% implicit interest rate. The rate was determined using a synthetic credit rating analysis prepared by an outside valuation specialist. Additionally, this financing is considered to be a lease incentive from the landlord and has been included in the calculation of the lease liability as it is realized. Approximately $1.6 million was received from the landlord as of September 30, 2021. The leasehold improvements are recorded in property and equipment and will be amortized over the remaining lease term when the assets are placed in service.

During June 2021, the Company determined that it used an incorrect discount rate to calculate the opening ROU asset and lease liability balances upon adoption of ASC 842. Management engaged an outside valuation specialist to perform a synthetic credit rating analysis which resulted in a revised rate to be used upon adoption of ASC 842 of 10.19% compared to the previously used rate of 8.80%. This change resulted in an immaterial difference to the September 30, 2020 financial statements, and was corrected in the quarterly period ended June 30, 2021 as an out of period adjustment.

The Company was required to deposit the equivalent of one year of base rent in accordance with the original lease. Under the landlord’s $2.4 million financing arrangement, the Company was required to deposit an additional $0.2 million in March 2021. As September 30, 2021 and 2020, respectively, the approximate $1.9 million and $1.7 million deposit is included in non-current assets.

Approximate future minimum lease payments under finance leases as of September 30, 2021 are as follows:

Year ending September 30,
2022	$1,699,000
2023	2,569,000
2024	2,648,000
2025	2,733,000
2026	2,824,000
Thereafter	6,186,000
Total future minimum lease obligation *	18,659,000
Less imputed interest on finance lease obligations	(4,825,000)
Net present value of lease finance lease obligations	$13,834,000

* Amount is net of landlord incentive of approximately $0.8 million expected to be realized in quarter ended December 31, 2021.

Effective April 30, 2020, the Company terminated a month-to-month arrangement with a sub-lessee as the sub-leased space was needed to prepare the facility to produce Multikine for commercial purposes and before the Company’s Biologics License Application (BLA) can be submitted to the FDA. The sublease rental income for the year ended September 30, 2020 was approximately $39,000.

The Company leases two facilities under operating leases. The lease for the Company’s office headquarters will expire on November 30, 2025. The lease for its research and development laboratory was renewed in September 2021 for an additional ten years and will expire on March 29, 2032. The renewal was considered a modification for accounting purposes and the right of use asset and liability were remeasured as of the date of the renewal. This resulted in an increase of approximately $1.1 million to the operating lease right of use asset and liability. The operating leases include escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the terms of the leases.

Upon adoption of ASC 842 on October 1, 2019, the Company recorded an operating lease right of use asset and an operating lease liability of approximately $1.0 million. As of September 30, 2021, the net book value of the operating lease right of use asset is approximately $2.1 million and the balance of the operating lease liability is approximately $2.1 million, of which approximately $0.1 million is current. As of September 30, 2020, the net book value of the operating lease right of use asset is approximately $1.2 million and the balance of the operating lease liability is approximately $1.2 million, of which approximately $0.1 million is current. The Company incurred lease expense under operating leases of approximately $0.2 million for each of the years ended September 30, 2021 and 2020. Total cash paid related to operating leases during the years ended September 30, 2021 and 2020 was approximately $0.3 million and $0.2 million, respectively. The weighted average discount rate of the Company’s operating leases is 9.12% and the weighted average time to maturity is 9.7 years.

As of September 30, 2021, future minimum lease payments on operating leases are as follows:

Year ending September 30,
2022	$309,000
2023	348,000
2024	357,000
2025	366,000
2026	287,000
Thereafter	1,602,000
Total future minimum lease obligation	3,269,000
Less imputed interest on operating lease obligation	(1,130,000)
Net present value of operating lease obligation	$2,139,000

Vendor Obligations

The Company has contingent obligations with vendors for work that will be completed in relation to the Phase 3 clinical trial. The timing of these obligations cannot be determined at this time. The Company estimates it will incur additional expenses of approximately $1.1 million for the remainder of the Phase 3 clinical trial and the filing of the clinical study report with the FDA. This estimate is based only on the information currently available from the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs.

11.	RELATED PARTY TRANSACTIONS

During the year ended September 30, 2021, the de Clara Trust, of which the Company’s CEO, Geert Kerston, is a beneficiary, and two directors purchased 27,500 restricted shares of the Company’s common stock at an aggregate fair market value of approximately $220,000. During the year ended September 30, 2020, officers and directors of the Company purchased 20,512 shares of restricted common stock at market price at an aggregate fair market value of approximately $185,000. The shares are subject to the conditions of Rule 144 under the Securities Act of 1933.

On June 28, 2021, the expiration dates of the Series N and Series X warrants held by the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary, were extended by twelve months (Note 4). The incremental cost of these modifications was approximately $265,000 and was recorded as a deemed dividend in the financial statements for the year ended September 30, 2021.

On June 28, 2021, the expiration date of 93,603 Series UU warrants was extended by twelve months (Note 4). The incremental cost of this extension was $24,000 and was recorded as interest expense for the year ended September 30, 2021. The Series UU warrants are held by certain officers of the Company and the de Clara Trust and were originally issued with convertible debt.

On December 7, 2020, the expiration dates of the Series N and Series X warrants held by the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary, were extended by six months (Note 4). The incremental cost of these modifications was approximately $86,000 and was recorded as a deemed dividend in the financial statements for the year ended September 30, 2021.

On December 7, 2020, the expiration date of 93,603 Series UU warrants was extended from December 31, 2020 to June 30, 2021. The incremental cost of this extension was $192 and was recorded as interest expense for the year ended September 30, 2021. The Series UU warrants are held by certain officers of the Company and were originally issued with convertible debt.

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

12.	STOCKHOLDERS’ EQUITY

Exercise of Warrants

During the years ended September 30, 2021 and 2020, the Company received proceeds of approximately $6.0 million and $12.1 million, respectively, from the exercise of warrants, as detailed in Note 4. Upon exercise, 1,597,870 and 1,711,873 shares of common stock were issued during the years ended September 30, 2021 and 2020, respectively.

Sales of Securities

In June 2021, the Company sold 1,400,000 shares of common stock at a public offering price of $22.62 per share and received aggregate net proceeds of approximately $29.4 million. At that time, the underwriters fully exercised their option to purchase up to 210,000 additional shares of common stock to cover over-allotments, resulting in additional net proceeds to the Company of approximately $4.4 million.

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

During the year ended September 30, 2020, the Company issued Ergomed 150,000 shares. No shares were issued during the year ended September 30, 2021. All outstanding shares have been resold as of September 30, 2021 and the Company has approximately $500,000 in amounts prepaid to Ergomed.

The following table summarizes the Other Non-operating gains (losses) for the years ended September 30 relating to these agreements:

	2021	2020
Amount realized through the resale of shares	$1,685,379	$2,652,605
Fair value of shares upon issuance	-	1,769,500
Other non-operating gain	$1,685,379	$883,105

As of September 30, 2021, all shares held for resale were sold.

13.	FAIR VALUE MEASUREMENTS

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

o

Level 2 – Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted prices that are observable for the asset or liability

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

The Company purchased short-term T-bills during the year ended September 30, 2021 that are classified as trading securities. Quoted market prices were applied to determine the fair value of short-term investments, therefore they were categorized as Level 1 on the fair value hierarchy. The T-bills were recorded at fair market value, which includes an unrealized gain of approximately $6,000. The T-bills mature in December 2021 and yield a weighted average interest rate of 0.10%.

As of September 30, 2021 and 2020, all of the Company’s derivative liabilities are classified as Level 3.

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3), as of September 30:

	2021	2020
Beginning balance	$3,765,613	$6,488,310
Issuances	-	-
Exercises	(4,023,091)	(3,071,775)
N Net realized and unrealized derivative loss	694,858	349,078
Ending balance	$437,380	$3,765,613

The fair values of the Company’s derivative instruments disclosed above under Level 3 are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock. At September 30, 2021, the Company’s Level 3 derivative instruments have a weighted average fair value of $1.45 per share and a weighted average exercise price of $13.28 per share. Fair values were determined using a weighted average risk free interest rate of 0.05% and volatility of 109%. The instruments have a weighted average time to maturity of 0.3 years. At September 30, 2020, the Company’s Level 3 derivative instruments have a weighted average fair value of $2.81 per share and a weighted average exercise price of $14.32 per share. Fair values were determined using a weighted average risk free interest rate of 0.12% and volatility of 95%. The instruments have a weighted average time to maturity of 1.2 years.

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations:

	Year ended September 30,
	2021	2020
Loss per share – basic
Net loss available to common shareholders - basic	$(36,711,970)	$(30,276,978)
Weighted average shares outstanding - basic	40,662,137	36,759,115
Basic loss per common share	$(0.90)	$(0.82)

Loss per share – diluted
Net loss available to common shareholders - basic	$(36,711,970)	$(30,276,978)
Unrealized gain on derivatives (1)	(1,085,540)	-
Net loss available to common shareholders - diluted	$(37,797,510)	$(30,276,978)

Weighted average shares outstanding - basic	40,662,137	36,759,115
Incremental shares underlying dilutive warrants (1)	32,111	-
Weighted average shares outstanding - diluted	40,694,248	36,759,115
Diluted loss per common share	$(0.93)	$(0.82)

(1)	Includes Series Z, AA, CC and HH warrants for the year ended September 30, 2021.

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net loss per share excludes the following dilutive securities because their inclusion would have been anti-dilutive as of September 30:

	2021	2020
Options and Warrants	10,604,850	7,221,696
Unvested Restricted Stock	151,250	308,814
Total	10,756,100	7,530,510

15. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were filed and determined there are no subsequent events that require disclosure.

In accordance with Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of December 2021.

CEL-SCI CORPORATION

By:	/s/ Geert Kersten
Geert Kersten, Chief Executive Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geert Kersten	Chief Executive, Principal
Geert R. Kersten	Accounting, Principal Financial
	Officer and a Director	December 21, 2021

/s/ Peter Young	Director	December 21, 2021
Dr. Peter R. Young

/s/ Bruno Baillavoine	Director	December 21, 2021
Bruno Baillavoine

/s/ Robert Waton	Director	December 21, 2021
Robert Watson

CEL-SCI CORPORATION

FORM 10-K

EXHIBITS