Form 10-Q
period 2021-12-31
CEL SCI CORP
filed 2022-02-11
CIK 725363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Class of Stock	No. Shares Outstanding	Date
Common	43,275,738	February 2, 2022

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION
CONDENSED BALANCE SHEETS

	DECEMBER 31,	SEPTEMBER 30,
ASSETS	2021	2021
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$37,109,917	$36,060,148
U.S. Treasury Bills	-	6,151,385
Receivables	54,922	54,922
Prepaid expenses	723,782	998,482
Supplies used for R&D and manufacturing	2,067,723	2,006,584
Short-term deposits	1,910,917	-

Total current assets	41,867,261	45,271,521

Finance lease right of use assets	12,252,663	12,691,921
Operating lease right of use assets	2,014,185	2,056,178
Property and equipment, net	13,290,109	13,663,562
Patent costs, net	247,521	275,866
Deposits	-	1,910,917

Total assets	$69,671,739	$75,869,965

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,192,825	$1,675,813
Accrued expenses	899,901	859,216
Due to employees	475,039	265,993
Derivative instruments, current portion	2,195	437,380
Lease liabilities, current portion	763,535	698,665

Total current liabilities	3,333,495	3,937,067

Finance lease obligations, net of current portion	12,880,449	13,252,364
Operating lease obligations, net of current portion	1,981,340	2,021,308
Other liabilities	125,000	125,000

Total liabilities	18,320,284	19,335,739

Commitments and contingencies	-	-

STOCKHOLDERS' EQUITY
Preferred stock, $.01par value-200,000shares authorized; -0- shares issued and outstanding	-	-
Common stock, $.01par value - 600,000,000shares authorized; 43,259,013and 43,207,183shares issued and outstanding at December 31, 2021 and September 30, 2021, respectively	432,590	432,072
Additional paid-in capital	477,897,883	474,298,566
Accumulated deficit	(426,979,018)	(418,196,412)

Total stockholders' equity	51,351,455	56,534,226

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$69,671,739	$75,869,965

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2021 and 2020
(UNAUDITED)

	2021	2020

Operating expenses:
Research and development	$6,083,167	$5,414,760
General and administrative	2,760,208	3,316,156
Total operating expenses	8,843,375	8,730,916

Operating loss	(8,843,375)	(8,730,916)

Gain on derivative instruments	364,596	932,836
Other non-operating gains	(30,793)	121,606
Interest expense, net	(273,034)	(260,390)

Net loss	(8,782,606)	(7,936,864)
Modification of warrants	-	(85,779)

Net loss available to common shareholders	$(8,782,606)	$(8,022,643)

Net loss per common share
BASIC and DILUTED	$(0.20)	$(0.21)

Weighted average common shares outstanding
BASIC	43,077,961	38,670,247
DILUTED	43,083,420	38,767,286

See notes to condensed financial statements.

CEL-SCI CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT OCTOBER 1, 2021	43,207,183	$432,072	$474,298,566	$(418,196,412)	$56,534,226

Warrant exercises	19,705	197	157,757	-	157,954
Equity based compensation - employees	-	-	3,262,296	-	3,262,296
401(k) contributions paid in common stock	7,605	76	52,479	-	52,555
Stock and options issued to nonemployees for service	18,020	180	142,980	-	143,160
Option exercises	6,500	65	29,770	-	29,835
Share issuance costs	-	-	(45,965)	-	(45,965)
Net loss	-	-	-	(8,782,606)	(8,782,606)

BALANCES AT DECEMBER 31, 2021	43,259,013	$432,590	$477,897,883	$(426,979,018)	$51,351,455

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT OCTOBER 1, 2020	38,730,150	$387,302	$401,174,675	$(381,835,303)	$19,726,674

Proceeds from the sale of common stock	1,000,000	10,000	13,549,500	-	13,559,500
Warrant exercises	15,000	150	89,100	-	89,250
Equity based compensation - employees	(2,000)	(20)	3,296,329	-	3,296,309
401(k) contributions paid in common stock	3,564	36	41,635	-	41,671
Stock and options issued to nonemployees for service	15,044	150	152,300	-	152,450
Option exercises	5,300	53	23,458	-	23,511
Modification of warrants	-	-	192	-	192
Share issuance costs	-	-	(117,021)	-	(117,021)
Net loss	-	-	-	(7,936,864)	(7,936,864)

BALANCES AT DECEMBER 31, 2020	39,767,058	$397,671	$418,210,168	$(389,772,167)	$28,835,672

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2021 and 2020
(UNAUDITED)

	2021	2020

Net loss	$(8,782,606)	$(7,936,864)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	887,930	550,682
Share-based payments for services	218,318	248,660
Equity based compensation	3,262,296	3,296,309
Common stock contributed to 401(k) plan	52,555	41,671
Gain on short-term investments	(615)	-
Loss on patent impairment	30,793	-
Gain on derivative instruments	(364,596)	(932,836)
Modification of warrants	-	192
(Increase)/decrease in assets:
Receivables	-	532,328
Prepaid expenses	144,542	(332,785)
Supplies used for R&D and manufacturing	(61,139)
Increase/(decrease) in liabilities:
Accounts payable	(523,152)	532,679
Accrued expenses	95,685	143,028
Due to employees	209,046	10,718
Other liabilities	24,997	18,319

Net cash used in operating activities	(4,805,946)	(3,827,899)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of US treasury bills	6,152,000	-
Purchases of property and equipment	(17,036)	(3,149,820)
Expenditures for patent costs	(22,741)	-

Net cash provided by (used in) investing activities	6,112,223	(3,149,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	13,559,500
Payments of stock issuance costs	(32,800)	(79,499)
Proceeds from exercises of warrants and options	117,200	70,911
Payments on obligations under finance lease	(340,908)	(221,620)

Net cash (used in) provided by financing activities	(256,508)	13,329,292

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,049,769	6,351,573

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,060,148	15,508,909

CASH AND CASH EQUIVALENTS, END OF PERIOD	$37,109,917	$21,860,482

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2021 and 2020

	2021	2020
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment included in current liabilities	$469,005	$1,700,969
Capitalizable patent costs included in current liabilities	$-	$15,000
Finance lease obligation included in accounts payable	$771	$1,752
Prepaid consulting services paid with issuance of common stock	$233,753	$243,687
Exercise of derivative liabilities	$70,589	$41,850
Financing costs included in current liabilities	$13,165	$88,021

Cash paid for interest	$290,212	$277,618

See notes to condensed financial statements.

CEL-SCI CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2021 AND 2020 (UNAUDITED)

A.	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of CEL-SCI Corporation (the Company) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, these interim condensed financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10-K for the year ended September 30, 2021.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of December 31, 2021 and the results of its operations for the three months then ended. The condensed balance sheet as of September 30, 2021 is derived from the September 30, 2021 audited financial statements.

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

Leases – The Company accounts for contracts that convey the right to control the use of identified property, plant or equipment over a period of time in exchange for consideration as leases upon inception. The Company leases certain real estate, machinery, laboratory equipment and office equipment over varying periods. Many of these leases include an option to either renew or terminate the lease. For purposes of calculating lease liabilities, these options are included in the lease term when it is reasonably certain that the Company will exercise such options. The incremental borrowing rate utilized to calculate the lease liabilities is based on the information available at the commencement date, as most of the leases do not provide an implicit borrowing rate. Short-term leases, defined as leases with initial terms of 12 months or less, are not reflected on the balance sheet. Lease expense for such short-term leases is not material.

Derivative Instruments – The Company has financing arrangements that consist of freestanding derivative instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification (ASC) 815, Accounting for Derivative Instruments and Hedging Activities. In accordance with ASC 815, derivative instruments and hybrid instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models considering all the rights and obligations of each instrument. The derivative liabilities are re-measured at fair value at the end of each interim period.

The Company adopted Accounting Standards Update (ASU) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity effective October 1, 2021. The amendments in this Update simplify and clarify the guidance in Subtopic 815-40. There was no financial impact in the period of adoption.

Stock-Based Compensation – Compensation cost for all stock-based awards is measured at fair value as of the grant date in accordance with the provisions of ASC 718 Compensation – Stock Compensation. The fair value of stock options is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires various judgmental assumptions including volatility and expected option life. The stock-based compensation cost is recognized using the straight-line allocation method as expense over the requisite service or vesting period.

The Company has Incentive Stock Option Plans, Non-Qualified Stock Option Plans, Stock Compensation Plans, Stock Bonus Plans and an Incentive Stock Bonus Plan. These Plans are collectively referred to as the "Plans". All Plans have been approved by the Company’s stockholders.

The Company’s stock options are not transferable, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. For options issued with service conditions only, the Company has based its assumption for stock price volatility on the variance of daily closing prices of the Company’s stock. The risk-free interest rate assumption is based on the U.S. Treasury rate at the date of grant with the term equal to the expected life of the option. Forfeitures are accounted for when they occur. The expected term of options represents the period that options granted are expected to be outstanding and has been determined based on an analysis of historical exercise behavior. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense for new awards may differ materially in the future from that recorded in the current period.

Restricted stock granted under the Incentive Stock Bonus Plan and options granted under the 2021 and 2020 Non-Qualified Stock Option Plan are subject to service, performance and market conditions and meet the classification of equity awards. These awards were measured at fair value on the grant dates using a Monte Carlo simulation for issuances where the attainment of performance criteria is uncertain. The total compensation cost will be expensed over the estimated requisite service period.

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

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. A full valuation allowance was recorded against the deferred tax assets as of December 31, 2021 and September 30, 2021.

The Company adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes effective October 1, 2021. The new standard includes several provisions that simplify accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and increasing consistency and clarity for the users of financial statements. The adoption of ASU 2019-12 had no impact on the Company’s financial statements.

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

On June 28, 2021, the Company announced results from its 9.5 year pivotal Phase 3 study for its immunotherapy Multikine® (Leukocyte Interleukin, Injection) in the treatment of advanced (stages III and IV) primary (previously untreated) squamous cell carcinoma of the head and neck (SCCHN). The Phase 3 results showed a long-term 5 year overall survival (OS) benefit in the treatment arm that received Multikine treatment followed by surgery and radiation. This survival benefit was robust and durable, with no safety issues, something not commonly seen with cancer drugs. In fact, the survival benefit increased over time and at 5 years the overall survival benefit reached an absolute 14.1% advantage for the Multikine treated arm over control (n=380, total study patients treated with surgery plus radiation), control arm 48.6%, Multikine arm 62.7% survival.

Liquidity

The Company has incurred significant costs since its inception for the acquisition of certain proprietary technology and scientific knowledge relating to the human immunological defense system, patent applications, research and development, administrative costs, construction of laboratory facilities and participation in clinical trials. The Company has funded such costs primarily with proceeds from loans and the public and private sale of its securities. The Company will be required to raise additional capital or find additional long-term financing to continue with its efforts to bring Multikine to market. The ability to raise capital may be dependent upon market conditions that are outside the control of the Company. The ability of the Company to obtain approval from the U.S. Food and Drug Administration (FDA) for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure. The Company believes there is a high likelihood that it will continue to receive funds from private and public offerings and warrant exercises similarly to the way it has funded operations in the past. However, there can be no assurance that the Company will be able to raise sufficient capital to support its operations.

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

Primarily as a result of the Company’s losses incurred to date, the Company’s expected continued future losses, and the uncertainties associated with obtaining regulatory approval and ultimately commercializing its products, management has identified conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern. Management has evaluated the significance of those conditions and has concluded that here is sufficient cash on hand to meet the Company’s budgeted cash requirements, substantial doubt about the Company’s ability to continue as a going concern for more than twelve months from the date of these financial statements has been alleviated.

Impact of the COVID-19 Pandemic

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

Proceeds from the Sale of Common Stock

In December 2020, the Company sold 1,000,000shares of common stock at a public offering price of $14.65 per share and received aggregate proceeds of approximately $13.6 million.

Equity Compensation

Underlying share information for equity compensation plans as of December 31, 2021 is as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	138,400	76,829	N/A	213
Non-Qualified Stock Option Plans	11,787,200	11,204,380	N/A	172,592
Stock Bonus Plans	783,760	N/A	370,691	413,036
Stock Compensation Plans	634,000	N/A	153,195	462,395
Incentive Stock Bonus Plan	640,000	N/A	614,500	25,500

Underlying share information for equity compensation plans as of September 30, 2021 is as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	138,400	76,829	N/A	213
Non-Qualified Stock Option Plans	11,787,200	10,972,880	N/A	410,592
Stock Bonus Plans	783,760	N/A	363,086	420,641
Stock Compensation Plans	634,000	N/A	153,195	462,395
Incentive Stock Bonus Plan	640,000	N/A	614,500	25,500

Stock option activity:
	Three Months Ended December31,
	2021	2020

Options granted	251,000	7,500
Options exercised	6,500	5,300
Options forfeited	13,000	42,166
Options expired	-	55

During the quarter ended December 31, 2021, the Company granted 250,000performance-based stock options from the 2020 Non-Qualified Stock Option Plan to officers. Each option entitles the holder to purchase one share of the Company’s common stock at a price of $10.48per share, the fair value on the date of issuance. The stock options will vest 100% upon approval of the first marketing application for any pharmaceutical based upon the Company’s Multikine technology in any of the USA, Canada, UK, Germany, France, Italy, Spain, Japan, or Australia. None of the options will be exercisable before November 19, 2022. All options which have not vested as of November 18, 2031 will be canceled. On the grant date, the options were valued using a Monte Carlo Simulation approach. A Monte Carlo Simulation is a statistical technique that is used to model probabilistic systems and establish the probabilities for a variety of outcomes. However, because attainment of the performance condition cannot be considered probable, no compensation cost is recognized relating to these options as of December 31, 2021. Management will re-assess the probability of achieving the performance condition at each reporting date.

Stock-Based Compensation Expense
	Three months Ended December 31,
	2021	2020

Employees	$3,262,296	$3,296,309
Non-employees	$218,318	$248,660

Employee compensation expense includes the expense related to options and restricted stock that is expensed over the vesting periods. Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of the related service contracts.

Warrants and Non-Employee Options

The following chart represents the warrants and non-employee options outstanding at December 31, 2021:

Warrant/Options	Issue Date	Shares Issuable upon Exercise of Warrants/ Options	Exercise Price	Expiration Date	Reference
Series N	8/18/2008	85,339	$3.00	8/18/2022	*
Series UU	6/11/2018	93,603	$2.80	6/30/2022	*
Series X	1/13/2016	120,000	$9.25	7/13/2022	*
Series Y	2/15/2016	26,000	$12.00	8/15/2022	*
Series HH	2/23/2017	200	$3.13	2/16/2022	*
Series AA	8/26/2016	100,000	$13.75	2/22/2022	*
Series MM	6/22/2017	333,432	$1.86	6/22/2022	*
Series NN	7/24/2017	205,587	$2.52	7/24/2022	2
Series RR	10/30/2017	251,761	$1.65	10/30/2022	*
Series SS	12/19/2017	200,000	$2.09	12/18/2022	*
Series TT	2/5/2018	600	$2.24	2/5/2023	*
Consultants	7/28/2017 - 11/18/2020	15,000	$2.18 $11.61	11/17/2022 - 7/27/2027	*

* No current period changes to these warrants

1.	Derivative Liabilities

The table below presents the fair value of the warrant liabilities at the balance sheet dates:

	December 31, 2021	September 30, 2021
Series Z warrants	$-	$64,787
Series AA warrants	1,400	276,035
Series CC warrants	-	94,961
Series HH warrants	795	1,597
Total warrant liabilities	$2,195	$437,380

The table below presents the gains on the warrant liabilities for the three months ended December 31:

	2021	2020
Series W warrants	$-	$73,570
Series Z warrants	64,787	278,363
Series ZZ warrants	-	51,867
Series AA warrants	274,635	333,808
Series BB warrants	-	30,632
Series CC warrants	24,372	164,345
Series HH warrants	802	251
Net gain on warrant liabilities	$364,596	$932,836

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

Changes in Warrant Liabilities

During the three months ended December 31, 2021, 15,205 Series CC warrants were exercised at an exercise price of $5.00for gross proceeds of $76,000. During the three months ended December 31, 2020, 5,000 Series CC warrants were exercised at an exercise price of $5.00for gross proceeds of $25,000.

On December 8, 2021, 640 Series CC warrants, with an exercise price of $5.00, expired. On November 23, 2021, 184,800 Series Z warrants, with an exercise price of $13.75, expired.

On August 22, 2021, 16,000 Series BB warrants, with an exercise price of $13.75, expired. On October 28, 2020, 688,930 Series W warrants, with an exercise price of $16.75, expired.

2.	Equity Warrants

Changes in Equity Warrants

During the three months ended December 31, 2021, 4,500 Series NN warrants were exercised at an exercise price of $2.52 for gross proceeds of $11,340.

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

On December 7, 2020, the expiration date of the Series X warrants was extended six months from January 13, 2021 to July 13, 2021. The incremental cost of this extension was approximately $85,000, which was recorded as a deemed dividend in the financial statements for the three months ended December 31, 2020. The Series X warrants are also held by the de Clara Trust.

On December 7, 2020, the expiration date of the Series Y warrants, which were issued in connection with a financing, was extended six months from February 15, 2021 to August 15, 2021. The incremental cost of this extension was approximately $41,000 and was recorded as additional paid-in capital.

On December 7, 2020, the expiration date of Series UU warrants was extended six months from December 31, 2020 to June 30, 2021. These warrants were previously issued as an inducement to convert notes payable into shares of common stock. The incremental cost of this extension was $192 and was recorded as interest expense for the three months ended December 31, 2020. The Series UU warrants are held by Geert Kersten, Patricia Prichep (current Officers of the Company) and the de Clara Trust.

3.	Options and Shares Issued to Consultants

During the three months ended December 31, 2021 and 2020, the Company issued 18,020 and 15,044 shares of restricted common stock, respectively, to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $9.93 and $12.45 per share, respectively, during the three months ended December 31, 2021 and 2020.

During the three months ended December 31, 2020, the Company issued to a consultant 5,000 options to purchase common stock with an exercise price of $11.61. The options are exercisable beginning May 18, 2021 and expire on November 17, 2022. The options were expensed on a straight-line basis over the six month vesting period at a fair value of approximately $28,000 or $5.65 per option.

As of December 31, 2021 and September 30, 2021, 15,000 options issued to consultants remained outstanding, all of which were issued from the Non-Qualified Stock Option plans. All 15,000 options are vested as of December 31, 2021.

During the three months ended December 31, 2021 and 2020, the Company recorded total expense of approximately $218,000 and $249,000, respectively, relating to the share based compensation under these consulting agreements. At December 31, 2021 and September 30, 2021, approximately $234,000and $364,000, respectively, are included in prepaid expenses.

4.	Securities Purchase Agreement

The Company entered into a Securities Purchase Agreement with Ergomed plc (Ergomed), one of the Company’s CROs responsible for managing the Company’s Phase 3 clinical trial, to facilitate payment of amounts due to Ergomed. Under the Agreement, the Company issued Ergomed shares of common stock and the net proceeds from Ergomed's sales of those shares would reduce outstanding amounts due to Ergomed. Upon issuance, the Company expensed the full value of the shares as other non-operating gain/loss and subsequently offset the gain/loss as amounts were realized through the sale by Ergomed and reduced accounts payable to Ergomed.

No sales were made by Ergomed during the three months ended December 31, 2021. As of December 31, 2021, Ergomed had no shares for resale. During the three months ended December 31, 2020, the Company realized approximately $0.1 million through the sale by Ergomed of 9,000 shares of the Company’s common stock and the Company reduced the payables to Ergomed and credited Other Operating Gain by that amount. No shares were issued to Ergomed during the three months ended December 31, 2021 and 2020.

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

Level 3 – Unobservable inputs that reflect management’s assumptions. Assumptions from market participants are used when pricing the asset or liabilities, given there is no readily available market information.

For disclosure purposes, assets and liabilities are classified in their entirety in the fair value hierarchy level based on the lowest level of input that is significant to the overall fair value measurement. The Company’s assessment of the significance of an input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy levels.

The Company purchased short-term U.S. Treasury bills during the year ended September 30, 2021 that are classified as trading securities. Quoted market prices were applied to determine the fair value of short-term investments; therefore, they were categorized as Level 1 in the fair value hierarchy. The Treasury bills matured in December 2021 and yielded a weighted average interest rate of 0.10%.

As of December 31, 2021 and September 30, 2021, all of the Company’s derivative instruments are classified as Level 3 on the fair value hierarchy.

The following sets forth a reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the three months ended December 31, 2021 and the year ended September 30, 2021:

	3 months ended December 31, 2021	12 months ended September 30, 2021

Beginning balance	$437,380	$3,765,613
Issuances	-	-
Exercises	(70,589)	(4,023,091)
Realized and unrealized (gains) and losses	(364,596)	694,858
Ending balance	$2,195	$437,380

The fair values of the Company’s derivative instruments disclosed above under Level 3 are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock, as well as U.S. Treasury Bill rates, are observable in active markets. At December 31, 2021, the Company’s Level 3 derivative instruments have a weighted average fair value of $0.02 per share and a weighted average exercise price of $13.73 per share. Fair values were determined using a weighted average risk-free interest rate of 0.06% and weighted average volatility of 79%. The instruments have a weighted average time to maturity of 0.14 years. At September 30, 2021, the Company’s Level 3 derivative instruments have a weighted average fair value of $1.45 per share and a weighted average exercise price of $13.28 per share. Fair values were determined using a weighted average risk-free interest rate of 0.05% and volatility of 109%. The instruments have a weighted average time to maturity of 0.3 years.

E.	RELATED PARTY TRANSACTIONS

During the quarter ended December 31, 2021, the Company issued officers 250,000 options that vest upon FDA approval of the marketing application. See Note C for more information about the options.

On December 7, 2020, the expiration dates of the Series N and Series X warrants held by the de Clara Trust were extended by six months (Note C). The incremental cost of these modifications was approximately $86,000 and was recorded as a deemed dividend in the financial statements for the three months ended December 31, 2020.

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

Clinical Research Agreements

Under co-development and revenue sharing agreements with Ergomed, Ergomed agreed to contribute up to $12 million towards the Company’s Phase 3 Clinical Trial in the form of discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount. The Company accounted for the co-development and revenue sharing agreements in accordance with ASC 808 “Collaborative Arrangements”. The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.” Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its statements of operations. Since the inception of the agreement with Ergomed, the Company has incurred research and development expenses of approximately $35.3 million for Ergomed’s services. This amount is net of Ergomed’s discount of approximately $11.7 million. During the three months ended December 31, 2021 and 2020, the Company recorded, net of Ergomed’s discount, approximately $0.2 million and $0.6 million, respectively, as research and development expense related to Ergomed’s services.

Lease Agreements

The Company leases a manufacturing facility near Baltimore, Maryland (the San Tomas lease). The building was remodeled in accordance with the Company’s specifications so that it can be used by the Company to manufacture Multikine for the Company’s Phase 3 clinical trial and sales of the drug if approved by the FDA. The lease is for a term of twenty years and requires annual base rent to escalate each year at 3%. The Company is required to pay all real estate and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease, which expires in October 2028. The renewal options are not included in the calculation of the right of use asset and lease liability because exercise of those options is not probable.

On December 31, 2021 and September 30, 2021, the net book value of the finance lease right of use asset is approximately $12.3 million and $12.7 million, respectively and the balance of the finance lease liability is approximately $13.5 million and $13.8 million, respectively, of which approximately $0.6 million is current in each quarter. These amounts include the San Tomas lease as well as several other smaller finance leases for office equipment. The finance right of use assets are being depreciated using the straight-line method over the underlying lease terms. Total cash paid related to finance leases during the three months ended December 31, 2021 and 2020 was approximately $0.6 million and $0.5 million, respectively, of which approximately $0.3 million was for interest in each quarter. As of December 31, 2021, the weighted average discount rate of the Company’s finance leases is 8.45% and the weighted average time to maturity is 6.8 years.

In August 2020, the Company entered into an amendment to the San Tomas lease under which the landlord agreed to allow the Company to substantially upgrade the manufacturing facility in preparation for the potential commercial production of Multikine. The project was finished and the improvements were placed in service in October 2021. Total cost was $11.1 million, of which the landlord agreed to finance $2.4 million. Approximately $1.6 million of the landlord financing was received as of December 31 2021, and the remaining balance is expected to be received in the second quarter of fiscal year 2022. The landlord financing is being repaid through increased lease payments which started in March 2021 and extend over the remaining lease term. The repayment includes a base rent which escalates at 3% each year plus interest that accrues at 13.75% per year. The Company remeasured the lease liability to account for the modified payments using a 8.45% implicit interest rate. The rate was determined using a synthetic credit rating analysis prepared by an outside valuation specialist. Additionally, this financing is considered to be a lease incentive from the landlord and has been included in the calculation of the lease liability as it is realized. The leasehold improvements are recorded in property and equipment, were deemed to be placed in service in October 2021 and are being amortized over the remaining lease term.

The Company was required to deposit the equivalent of one year of base rent in accordance with the lease. Under the landlord’s $2.4 million financing arrangement, the Company was required to deposit an additional $0.2 million in March 2021. When the Company meets the minimum cash balance required by the lease, the deposit will be returned to the Company. During the quarter ended December 31, 2021, it was determined that the Company met the minimum cash requirement and the deposits were returned in January 2022. The approximate $1.9 million deposit is included in current assets at December 31, 2021 and non-current assets at September 30, 2021.

Approximate future minimum lease payments under finance leases as of December 31, 2021 are as follows:

Nine months ending September 30, 2022	$1,083,000
Year ending September 30,
2023	2,569,000
2024	2,648,000
2025	2,733,000
2026	2,824,000
2027	2,919,000
Thereafter	3,267,000
Total future minimum lease obligation*	18,043,000
Less imputed interest on finance lease obligations	(4,539,000)
Net present value of finance lease obligations	$13,504,000

*Amount is net of landlord incentive of approximately $0.8 million expected to be received during the quarter ended March 31, 2022.

The Company leases two facilities under operating leases. The lease for the Company’s office headquarters will expire on November 30, 2025. The lease for its research and development laboratory was renewed in September 2021 for an additional ten years and will expire on February 29, 2032. The renewal was considered a modification for accounting purposes and the right of use asset and liability were remeasured as of the date of the renewal. This resulted in an increase of approximately $1.1 million to the operating lease right of use asset and liability. The operating leases include escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the terms of the leases. As of December 31, 2021 and September 30, 2021, the net book value of the operating lease right of use assets is approximately $2.0 million and $2.1 million, respectively. As of December 31, 2021 and September 30, 2021, the balance of the operating lease liabilities is approximately $2.1 million. of which approximately $0.1 million, is current in each quarter. The Company incurred lease expense for operating leases of approximately $91,000 and $66,000, respectively, for the three months ended December 31, 2021 and 2020. Total cash paid related to operating leases during the three months ended December 31, 2021 and 2020 was approximately $66,000 and $48,000, respectively. The weighted average discount rate of the Company’s operating leases is 9.11% and the weighted average time to maturity is 9.5 years.

As of December 31, 2021, future minimum lease payments on operating leases are as follows:

Nine months ending September 30, 2022	$243,000
Year ending September 30,
2023	348,000
2024	357,000
2025	366,000
2026	287,000
2027	277,000
Thereafter	1,325,000
Total future minimum lease obligation	3,203,000
Less imputed interest on operating lease obligation	(1,081,000)
Net present value of operating lease obligation	$2,122,000

G.	PATENTS

During the three months ended December 31, 2021, the Company recorded approximately $31,000 in patent impairment charges. No patent impairment charges were recorded during the three months ended December 2020. During the three months ended December 31, 2021 and 2020, amortization of patent costs totaled approximately $14,000 and $13,000, respectively. Approximate estimated future amortization expense is as follows:

Nine months ending September 30, 2022	$35,000
Year ending September 30,
2023	38,000
2024	30,000
2025	28,000
2026	24,000
2027	21,000
Thereafter	72,000
Total	$248,000

H.	LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. For the years presented, the gain on warrant liabilities priced lower than the average market price during the period is excluded from the numerator and the incremental shares, determined using the treasury stock method, are added to the denominator in calculating diluted loss per share.

The following tables provide the details of the basic and diluted loss per-share computations:

	Three months ended December 31,
	2021	2020
Loss per share – basic
Net loss available to common shareholders - basic	$(8,782,606)	$(8,022,643)
Weighted average shares outstanding - basic	43,077,961	38,670,247
Basic loss per common share	$(0.20)	$(0.21)

Loss per share – diluted
Net loss available to common shareholders - basic	$(8,782,606)	$(8,022,643)
Gain on derivatives (1)	(25,114)	(164,073)
Net loss available to common shareholders - diluted	$(8,807,720)	$(8,186,716)

Weighted average shares outstanding - basic	43,077,961	38,670,247
Incremental shares underlying dilutive - warrants and options (1)	5,459	97,039
Weighted average shares outstanding – diluted	43,083,420	38,767,286
Diluted loss earnings per common share	$(0.20)	$(0.21)

(1)	Includes Series CC and HH warrants for the three months ended December 31, 2021 and 2020.

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net earnings (loss) per share excludes the following securities because their inclusion would have been anti-dilutive as of December 31:

	2021	2020

Options and Warrants	10,477,966	6,517,160
Unvested Restricted Stock	151,250	302,500
Total	10,629,216	6,819,660

J.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were filed and determined there are no subsequent events that require disclosure.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

On June 28, 2021, the Company announced results from its 9.5 year pivotal Phase 3 study for its immunotherapy Multikine® (Leukocyte Interleukin, Injection) in the treatment of advanced (stages III and IV) primary (previously untreated) squamous cell carcinoma of the head and neck (SCCHN).  The Phase 3 results showed a long-term 5-year overall survival (OS) benefit in the treatment arm that received Multikine treatment followed by surgery and radiation.  This survival benefit was robust and durable, with no safety issues, something not commonly seen with cancer drugs. In fact, the survival benefit increased over time and at 5 years the overall survival benefit reached an absolute 14.1% advantage for the Multikine treated arm over control (n=380, total study patients treated with surgery plus radiation), control arm 48.6%, Multikine arm 62.7% survival.

The study used the standard of care treatment for advanced primary head and neck cancer patients as a comparison.  The patients received surgery followed by either radiation or chemoradiation (chemotherapy and radiation at the same time), as determined by the physician. This means that there were 2 treatment arms, 1) surgery plus radiation or 2) surgery plus chemoradiation. The arm that received Multikine treatment followed by surgery and radiation showed great survival benefit, but when chemotherapy was added in the second treatment arm, the immunological effect of Multikine was negated.  Therefore, when the two treatment arms were combined the study did not achieve its primary endpoint of a 10% improvement in overall survival.

However, the analysis of the separate treatment arms was prespecified in the protocol and carried out prior to the Company becoming unblinded.  The OS benefit of 14.1% at 5 years for this treatment arm exceeded the 10% OS benefit set out for the study population as a whole. The OS results for this treatment arm are significant (two-sided p=0.0236, HR=0.68) and the effect is robust, durable and increasing over time.  The results from the Phase 3 cancer study proved that Multikine met all of the protocol required benefits stated in the study protocol in patients in the treatment arm receiving surgery and radiation as their standard therapies.  Based on this the Company aims to file for FDA approval for the use of Multikine in the treatment of advanced primary head and neck cancer in this patient population of about 210,000 patients annually worldwide.

Multikine (Leukocyte Interleukin, Injection) is the full name of this investigational therapy, which, for simplicity, is referred to in this report as Multikine. Multikine is the trademark that the Company has registered for this investigational therapy, and this proprietary name is subject to FDA review under the Company’s future anticipated regulatory submission for approval. Multikine has not been licensed or approved by the FDA or any other regulatory agency, nor has its safety or efficacy been established for any use.

The Company also owns and is developing a pre-clinical technology called LEAPS (Ligand Epitope Antigen Presentation System).  The Company has product candidates under development for the potential treatment of rheumatoid arthritis.

All of the Company’s projects are under development. Consequently, the Company cannot predict when it will be able to generate any revenue from the sale of any of its products.

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

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has incurred expenses of approximately $62.6 million as of December 31, 2021 on direct costs for the Phase 3 clinical trial and the filing of the clinical study report to the FDA. The Company estimates it will incur additional expenses of approximately $1.2 million for the remainder of the Phase 3 clinical trial and the filing of the clinical study report to the FDA. It should be noted that this estimate is based only on the information currently available from the CROs responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., the manufacturing of the drug.

The Company uses two CROs to manage the global Phase 3 study; ICON and Ergomed, who are both international leaders in managing oncology trials.

Under a co-development agreement, Ergomed agreed to contribute up to $12 million towards the study where it will perform clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount.  Approximately $11.7 million of the committed $12 million contribution has been  realized as of December 31, 2021.

During the three months ended December 31, 2021, the Company used approximately $5.1 million in cash, before considering the maturity and transfer to cash of the remaining $6.2 million in U.S. Treasury bills.  Significant components of this increase include cash used to fund the Company’s regular operations, including its Phase 3 clinical trial, of approximately $4.8 million and approximately $0.3 million in lease payments.

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

Prepaid expenses decreased by approximately $0.3 million, or 28%, at December 31, 2021 as compared to September 30, 2021 primarily due to the utilization of amounts paid in advance to Ergomed.

During the three months ended December 31, 2021, the Company completed a major upgrade of its leased manufacturing facility to prepare for the potential commercial production of its products. Total costs of this upgrade were approximately $11.1 million, of which the landlord of the property agreed to finance $2.4 million.  As of December 31, 2021, approximately $1.6 million of the landlord financing was received and the remaining $0.8 million is expected to be received in the second quarter of fiscal year 2022.  The landlord financing is being repaid through increased lease payments over the remaining term of the lease.

During the three months ended December 31, 2021, 19,705 warrants were exercised at a weighted average exercise price of $4.43 for total proceeds of approximately $87,000.  During the three months ended December 31, 2020, 15,000 warrants were exercised at a weighted average exercise price of $3.16 for total proceeds of approximately $47,000.

Results of Operations and Financial Condition

During the three months ended December 31, 2021, research and development expenses increased by approximately $0.7 million, or 12%, compared to the three months ended December 31, 2020.  Major components of this increase include approximately $0.6 million in employee stock compensation expense and $0.3 million in depreciation of leasehold improvements to the manufacturing facility that were placed in service in October 2022.  This increase is offset by overall reductions in expenses related to the Phase 3 clinical study and other research and development costs of approximately $0.2 million.

During the three months ended December 31, 2021, general and administrative expenses decreased by approximately $0.6 million, or 17%, compared to the three months ended December 31, 2020.  A major component of the decrease is an approximate $0.6 million decrease in employee stock compensation costs resulting from a change in the requisite service period for the performance-based stock options.

During the three months ended December 31, 2021 and 2020, the Company recorded derivative gains of approximately $0.4 million and $0.9 million, respectively. This variation was the result of the change in fair value of the derivative liabilities during the period which was caused by fluctuations in the share price of the Company’s common stock.

 Net interest expense, which consists primarily of interest paid on lease liabilities, remained relatively constant at approximately $0.3 million for both the three months ended December 31, 2021 and December 31, 2020.

Research and Development Expenses

The Company’s research and development efforts involve Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Three months ended December 31,
	2021	2020

MULTIKINE	$5,791,419	$5,011,950
LEAPS	291,748	402,810

TOTAL	$6,083,167	$5,414,760

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

The Company believes some of the more critical estimates and policies that affect its financial condition and results of operations are in the areas of leases and stock-based compensation.

The measurement of the finance and operating lease right-of-use asset and lease liabilities requires the determination of an estimated lease term and an incremental borrowing rate, which involves complex judgment by management. Significant judgment is required by management to develop inputs and assumptions used to determine the incremental borrowing rate for lease contracts.  Share-based compensation cost to employees is measured at fair value as of the grant date in accordance with the provisions of ASC 718. The fair value of the stock options is calculated using the Black-Scholes option pricing model which requires various judgmental assumptions including volatility and expected option life. The compensation cost is recognized as expense over the requisite service or vesting period.  Performance-based options are valued using a Monte-Carlo simulation model, which requires inputs based on estimates, including the likelihood of the occurrence of performance and market conditions, volatility and expected option life.

For more information regarding the Company’s critical accounting estimates and policies, see Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2021. The application of these critical accounting policies and estimates has been discussed with the Audit Committee of the Company’s Board of Directors.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company does not believe that it has any significant exposures to market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2021. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.

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

Under the supervision and with the participation of management, including CEL-SCI’s Principal Executive and Principal Financial Officer, CEL-SCI evaluated the effectiveness of its internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of CEL-SCI’s internal control over financial reporting and testing of the operational effectiveness of those controls. CEL-SCI's Chief Executive and Principal Financial and Accounting Officer concluded that as of such date, CEL-SCI's internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2021, the Company issued 18,020 restricted shares of common stock to consultants for investor relations services.

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

Item 6. Exhibits

Number	Exhibit

3(a)	Articles of Incorporation	Incorporated by reference to Exhibit 3(a) of CEL-SCI's combined Registration Statement on Form S-1 and Post-Effective Amendment ("Registration Statement"), Registration Nos. 2-85547-D and 33-7531.

3(b)	Amended Articles	Incorporated by reference to Exhibit 3(a) of CEL-SCI's Registration Statement on Form S-1, Registration Nos. 2-85547-D and 33-7531.

3(c)	Amended Articles (Name change only)	Incorporated by reference to Exhibit 3(c) of CEL-SCI's Registration Statement on Form S-1 Registration Statement (No. 33-34878).

3(d)	By laws (as amended)	Incorporated by reference to Exhibit 3(d) of CEL-SCI's Post-Effective Amendment No. 3 to Registration Statement on Form S-1 (No. 333-229295).

4	Shareholders Rights Agreement, as Amended	Incorporated by reference to Exhibit 4 filed with CEL-SCI’s 8-K report dated October 30, 2020.

4(b)	Incentive Stock Option Plan	Incorporated by reference to Exhibit 4 (b) filed on September 25, 2012 with CEL-SCI’s registration statement on Form S¬8 (File number 333-184092.

4(c)	Non-Qualified Stock Option Plan	Incorporated by reference to Exhibit 4 (b) filed on August 19, 2014 with CEL-SCI’s registration statement on Form S¬8 (File number 333-198244).

4(d)	Stock Bonus Plan	Incorporated by reference to Exhibit 4 (d) filed on September 25, 2012 with CEL-SCI’s registration statement on Form S¬8 (File number 333-184092).

4(e)	Stock Compensation Plan	Incorporated by reference to Exhibit 4 (e) filed on September 25, 2012 with CEL-SCI’s registration statement on Form S¬8 (File number 333-184092).

4(f)	2014 Incentive Stock Bonus Plan	Filed with this Amendment No. 2 to CEL-SCI’s annual report on Form 10-K for the year ended September 30, 2014.

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEL-SCI CORPORATION

Date: February 11, 2022	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer*

* Also signing in the capacity of the Principal Accounting and Financial Officer.

