Form 10-Q
period 2022-03-31
CEL SCI CORP
filed 2022-05-13
CIK 725363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

Class of Stock	No. Shares Outstanding	Date
Common	43,327,008	May 9, 2022

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION
CONDENSED BALANCE SHEETS

	MARCH 31,	SEPTEMBER 30,
ASSETS	2022	2021
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$34,282,872	$36,060,148
U.S. Treasury Bills	-	6,151,385
Receivables	-	54,922
Prepaid expenses	986,872	998,482
Supplies used for R&D and manufacturing	2,005,296	2,006,584

Total current assets	37,275,040	45,271,521

Finance lease right of use assets	11,808,291	12,691,921
Operating lease right of use assets	1,971,746	2,056,178
Property and equipment, net	12,870,911	13,663,562
Patent costs, net	234,658	275,866
Deposits	-	1,910,917

Total assets	$64,160,646	$75,869,965

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,316,542	$1,675,813
Accrued expenses	1,058,365	859,216
Due to employees	488,105	265,993
Derivative instruments	-	437,380
Lease liabilities, current portion	1,611,273	698,665

Total current liabilities	4,474,285	3,937,067

Finance lease obligations, net of current portion	12,494,026	13,252,364
Operating lease obligations, net of current portion	1,939,787	2,021,308
Other liabilities	125,000	125,000

Total liabilities	19,033,098	19,335,739

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value-200,000 shares authorized; 0- shares issued and outstanding	-	-
Common stock, $0.01 par value - 600,000,000 shares authorized; 43,304,602 and 43,207,183 shares issued and outstanding at March 31, 2022 and September 30, 2021, respectively	433,046	432,072
Additional paid-in capital	481,497,012	474,298,566
Accumulated deficit	(436,802,510)	(418,196,412)

Total stockholders' equity	45,127,548	56,534,226

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$64,160,646	$75,869,965

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2022 and 2021
(UNAUDITED)

	2022	2021

Operating expenses:
Research and development	$12,606,984	$10,636,274
General and administrative	5,788,250	6,627,640
Total operating expenses	18,395,234	17,263,914

Operating loss	(18,395,234)	(17,263,914)

Gain (loss) on derivative instruments	366,791	(2,108,181)
Other non-operating (loss) gain	(30,793)	675,236
Interest expense, net	(546,862)	(521,125)

Net loss	(18,606,098)	(19,217,984)
Modification of warrants	-	(85,779)

Net loss available to common shareholders	$(18,606,098)	$(19,303,763)

Net loss per common share - basic and diluted	$(0.43)	$(0.49)

Weighted average common shares outstanding - basic and diluted	43,100,070	39,351,194

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2022 and 2021
(UNAUDITED)

	2022	2021

Operating Expenses:
Research and development	$6,523,817	$5,221,514
General and administrative	3,028,042	3,311,484
Total operating expenses	9,551,859	8,532,998

Operating loss	(9,551,859)	(8,532,998)

Gain (loss) on derivative instruments	2,195	(3,041,017)
Other non-operating gain	-	553,630
Interest expense, net	(273,828)	(260,735)

Net loss	$(9,823,492)	$(11,281,120)

Net loss per common share - basic and diluted	$(0.23)	$(0.28)

Weighted average common shares outstanding - basic and diluted	43,122,671	40,047,273

See notes to condensed financial statements.

CEL-SCI CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT OCTOBER 1, 2021	43,207,183	$432,072	$474,298,566	$(418,196,412)	$56,534,226

Warrant exercises	19,705	197	157,757	-	157,954
Equity based compensation - employees	-	-	3,262,296	-	3,262,296
401(k) contributions paid in common stock	7,605	76	52,479	-	52,555
Stock and options issued to nonemployees for service	18,020	180	142,980	-	143,160
Option exercises	6,500	65	29,770	-	29,835
Share issuance costs	-	-	(45,965)	-	(45,965)
Net loss	-	-	-	(8,782,606)	(8,782,606)

BALANCES AT DECEMBER 31, 2021	43,259,013	432,590	477,897,883	(426,979,018)	51,351,455

Warrant exercises	5,500	55	13,805	-	13,860
Equity based compensation - employees	-	-	3,392,706	-	3,392,706
401(k)contributions paid in common stock	14,614	146	57,371	-	57,517
Stock and options issued to nonemployees for service	25,475	255	139,797	-	140,052
Share issuance costs	-	-	(4,550)	-	(4,550)
Net loss	-	-		(9,823,492)	(9,823,492)

BALANCES AT MARCH 31, 2022	43,304,602	$433,046	$481,497,012	$(436,802,510)	$45,127,548

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT OCTOBER 1, 2020	38,730,150	$387,302	$401,174,675	$(381,835,303)	$19,726,674

Proceeds from the sale of common stock	1,000,000	10,000	13,549,500	-	13,559,500
Warrant exercises	15,000	150	89,100	-	89,250
Equity based compensation - employees	(2,000)	(20)	3,296,329	-	3,296,309
401(k) contributions paid in common stock	3,564	36	41,635	-	41,671
Stock and options issued to nonemployees for service	15,044	150	152,300	-	152,450
Option exercises	5,300	53	23,458	-	23,511
Modification of warrants	-	-	192	-	192
Share issuance costs	-	-	(117,021)	-	(117,021)
Net loss	-	-	-	(7,936,864)	(7,936,864)

BALANCES AT DECEMBER 31, 2020	39,767,058	397,671	418,210,168	(389,772,167)	28,835,672

Warrant exercises	991,239	9,912	7,928,929	-	7,938,841
Equity based compensation - employees	-	-	3,282,742	-	3,282,742
401(k) contributions paid in common stock	3,347	33	51,387	-	51,420
Stock and options issued to nonemployees for service	13,486	135	379,142	-	379,277
Option exercises	48,845	489	138,299	-	138,788
Share issuance costs	-	-	(13,828)	-	(13,828)
Net loss	-	-	-	(11,281,120)	(11,281,120)

BALANCES AT MARCH 31, 2021	40,823,975	$408,240	$429,976,839	$(401,053,287)	$29,331,792

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2022 and 2021
(UNAUDITED)

	2022	2021

Net loss	$(18,606,098)	$(19,217,984)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	1,867,192	1,101,477
Share-based payments for services	402,270	552,664
Equity based compensation	6,655,002	6,579,051
Common stock contributed to 401(k) plan	110,072	93,091
Gain on short-term investments	(615)	(5,728)
Loss on patent impairment	30,793	-
(Gain)/loss on derivative instruments	(366,791)	2,108,181
Modification of warrants	-	192
(Increase)/decrease in assets:
Receivables	54,922	-
Prepaid expenses	2,552	680,490
Supplies used for R&D and manufacturing	1,288	(638,771)
Deposits	1,910,917	(48,210)
Increase/(decrease) in liabilities:
Accounts payable	46,033	123,920
Accrued expenses	89,149	(142,744)
Due to employees	222,112	9,083
Other liabilities	43,594	20,793

Net cash used in operating activities	(7,537,608)	(8,784,495)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity (purchases) of US treasury bills	6,152,000	(11,145,667)
Purchases of property and equipment	(550,861)	(6,629,050)
Expenditures for patent costs	(22,741)	-

Net cash provided by (used in) investing activities	5,578,398	(17,774,717)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	13,559,500
Payments of stock issuance costs	(45,965)	(195,295)
Proceeds from exercises of warrants and options	131,060	4,599,205
Proceeds from landlord funding of leasehold improvements	786,454	-
Payments on obligations under finance lease	(689,615)	(481,773)

Net cash provided by financing activities	181,934	17,481,637

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,777,276)	(9,077,575)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,060,148	15,508,909

CASH AND CASH EQUIVALENTS, END OF PERIOD	$34,282,872	$6,431,334

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2022 and 2021
(UNAUDITED)
	2022	2021
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment included in current liabilities	$32,549	$1,529,284
Capitalizable patent costs included in current liabilities	$-	$20,000
Changes to right of use assets and liabilities	$16,268	$(139,862)
Finance lease obligation included in accounts payable	$374	$1,304
Prepaid consulting services paid with issuance of common stock	$354,853	$483,960
Accrued consulting services to be paid with issuance of common stock	$165,000	$165,000
Exercise of derivative liabilities	$70,589	$3,591,185
Financing costs included in current liabilities	$4,550	$(13,947)

Cash paid for interest	$578,837	$561,445

See notes to condensed financial statements.

CEL-SCI CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2022 AND 2021 (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2022 and the results of its operations for the six and three months then ended. The condensed balance sheet as of September 30, 2021 is derived from the September 30, 2021 audited financial statements. All accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the six and three months ended March 31, 2022 and 2021 are not necessarily indicative of the results to be expected for the entire year.

The financial statements have been prepared assuming that the Company will continue as a going concern, but due to recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Refer to the discussion in Note B.

Summary of Significant Accounting Policies:

Cash and Cash Equivalents – Cash and cash equivalents consist principally of unrestricted cash on deposit and short-term money market funds. The Company considers all highly liquid investments with a maturity when purchased of less than three months as cash equivalents.

Property and Equipment – Property and equipment is recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Repairs and maintenance which do not extend the life of the asset are expensed when incurred. Property and equipment are reviewed on a quarterly basis to determine if any of the assets are impaired.

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

Derivative Instruments – The Company has financing arrangements that consist of freestanding derivative instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification (ASC) 815, Accounting for Derivative Instruments and Hedging Activities.” In accordance with ASC 815, derivative instruments and hybrid instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models considering all the rights and obligations of each instrument. The derivative liabilities are re-measured at fair value at the end of each interim period.

The Company adopted Accounting Standards Update (ASU) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity effective October 1, 2021. The amendments in this Update simplify and clarify the guidance in Subtopic 815-40. There was no financial impact upon adoption.

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

The Company has Incentive Stock Option Plans, Non-Qualified Stock Option Plans, Stock Compensation Plans, Stock Bonus Plans and an Incentive Stock Bonus Plan. These Plans are collectively referred to as the "Plans." All Plans have been approved by the Company’s stockholders.

The Company’s stock options are not transferable, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. For options issued with service conditions only, the assumption for stock price volatility is based on the variance of daily closing prices of the Company’s stock. The risk-free interest rate assumption is based on the U.S. Treasury rate at the date of grant with the term equal to the expected life of the option. Forfeitures are accounted for when they occur. The expected term of options represents the period that options granted are expected to be outstanding and has been determined based on an analysis of historical exercise behavior. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation expense for new awards may differ materially in the future from that recorded in the current period.

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

Research and Development Costs - Research and development costs are expensed as incurred. Management accrues Clinical Research Organization (CRO) expenses and clinical trial study expenses based on services performed and relies on the CROs to provide estimates of those costs applicable to the completion stage of a study. Estimated accrued CRO costs are subject to revisions as such studies progress to completion. The Company records revisions to estimated expense in the period in which the facts that give rise to the revision become known.

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

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. A full valuation allowance was recorded against the deferred tax assets as of March 31, 2022 and September 30, 2021.

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

Use of Estimates – The preparation of financial statements in conformity U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, inventory obsolescence, accruals, stock options, useful lives for depreciation and amortization of long-lived assets, right of use assets and lease liabilities, deferred tax assets and the related valuation allowance, and the valuation of derivative liabilities. Actual results could differ from estimates, although management does not generally believe such differences would materially affect the financial statements in any given year. However, regarding the valuation of derivative liabilities determined using the Black-Scholes pricing model, significant fluctuations may materially affect the financial statements in a given year. Additionally, in calculating the right of use assets and lease liabilities, estimates and assumptions were used to determine the incremental borrowing rates and the expected lease terms. The Company considers the estimates used in valuing the derivative liabilities, stock options and the lease assets and liabilities to be significant.

New Accounting Pronouncements

The Company has considered all recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

B.	OPERATIONS AND FINANCING

On June 28, 2021, the Company announced results from its 9.5-year pivotal Phase 3 study for its immunotherapy Multikine® (Leukocyte Interleukin, Injection) in the treatment of advanced (stages III and IV) primary (previously untreated) squamous cell carcinoma of the head and neck (SCCHN). The Phase 3 results showed a long-term 5-year overall survival (OS) benefit in the treatment arm that received Multikine treatment followed by surgery and radiation. The survival benefit for these patients increased over time and at 5 years the overall survival benefit reached an absolute 14.1% advantage for the Multikine treated arm over control (n=380, total study patients treated with surgery plus radiation), control arm 48.6%, Multikine arm 62.7% survival.

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

Primarily because of the losses incurred to date, the expected continued future losses, and the uncertainties associated with obtaining regulatory approval and ultimately commercializing its products, management has identified conditions and events that raise substantial doubt about the Company’s ability to continue as a going concern. Management has evaluated the significance of those conditions and has concluded that there is sufficient cash on hand to meet the Company’s budgeted cash requirements. As a result, substantial doubt about the Company’s ability to continue as a going concern for more than twelve months from the date of these financial statements has been alleviated.

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

Equity Compensation

Underlying share information for equity compensation plans as of March 31, 2022 is as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	138,400	76,829	N/A	213
Non-Qualified Stock Option Plans	11,787,200	11,198,714	N/A	178,258
Stock Bonus Plans	783,760	N/A	385,305	398,422
Stock Compensation Plans	634,000	N/A	153,195	462,395
Incentive Stock Bonus Plan	640,000	N/A	614,500	25,500

Underlying share information for equity compensation plans as of September 30, 2021 is as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	138,400	76,829	N/A	213
Non-Qualified Stock Option Plans	11,787,200	10,972,880	N/A	410,592
Stock Bonus Plans	783,760	N/A	363,086	420,641
Stock Compensation Plans	634,000	N/A	153,195	462,395
Incentive Stock Bonus Plan	640,000	N/A	614,500	25,500

Stock option activity:

	Six Months Ended March 31,
	2022	2021
Options granted	252,500	8,000
Options exercised	6,500	54,145
Options forfeited	20,166	42,165
Options expired	-	67

	Three Months Ended March 31,
	2022	2021
Options granted	1,500	500
Options exercised	-	48,845
Options forfeited	7,166	-
Options expired	-	12

During the six months ended March 31, 2022, the Company granted 250,000 performance-based stock options from the 2020 Non-Qualified Stock Option Plan to officers. Each option entitles the holder to purchase one share of the Company’s common stock at a price of $10.48 per share, the fair value on the date of issuance. The stock options will vest 100% upon approval of the first marketing application for any pharmaceutical based upon the Company’s Multikine technology in the USA, Canada, UK, Germany, France, Italy, Spain, Japan, or Australia.  None of the options will be exercisable before November 19, 2022. All options which have not vested as of November 18, 2031 will be canceled. On the grant date, the options were valued using a Monte Carlo Simulation approach. A Monte Carlo Simulation is a statistical technique that is used to model probabilistic systems and establish the probabilities for a variety of outcomes. However, because attainment of the performance condition cannot be considered probable, no compensation cost is recognized relating to these options as of March 31, 2022.  Management will re-assess the probability of achieving the performance condition at each reporting date.

Stock-Based Compensation Expense

	Six months Ended March 31,
	2022	2021
Employees	$6,655,002	$6,579,051
Non-employees	$402,270	$552,664

	Three months Ended March 31,
	2022	2021
Employees	$3,392,706	$3,282,742
Non-employees	$183,952	$304,004

Employee compensation expense includes the expense related to options and restricted stock that is expensed over the vesting periods.  Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of the related service contracts.

Warrants and Non-Employee Options

Warrant/Options	Issue Date	Shares Issuable upon Exercise of Warrants/ Options	Exercise Price	Expiration Date	Reference
Series N	8/18/2008	85,339	$3.00	8/18/2022	*
Series UU	6/11/2018	93,603	$2.80	6/30/2022	*
Series X	1/13/2016	120,000	$9.25	7/13/2022	*
Series Y	2/15/2016	26,000	$12.00	8/15/2022	*
Series MM	6/22/2017	333,432	$1.86	6/22/2022	*
Series NN	7/24/2017	200,087	$2.52	7/24/2022	2
Series RR	10/30/2017	251,761	$1.65	10/30/2022	*
Series SS	12/19/2017	200,000	$2.09	12/18/2022	*
Series TT	2/5/2018	600	$2.24	2/5/2023	*
Consultants	7/28/2017 –11/18/2020	15,000	$2.18 - $11.61	11/17/2022 - 7/27/2027	*

* No current period changes to these warrants

1.	Warrant Liabilities

The table below presents the fair value of the warrant liabilities as of:

	March 31, 2022	September 30, 2021
Series Z warrants	$-	$64,787
Series AA warrants	-	276,035
Series CC warrants	-	94,961
Series HH warrants	-	1,597
Total warrant liabilities	$-	$437,380

The table below presents the net gains and (losses) on the warrant liabilities for the six months ended March 31:

	2022	2021
Series W warrants	$-	$73,570
Series Z warrants	64,787	(696,498)
Series ZZ warrants	-	(11,530)
Series AA warrants	276,035	(661,821)
Series BB warrants	-	(16,201)
Series CC warrants	24,372	(795,257)
Series HH warrants	1,597	(444)
Net gain (loss) on warrant liabilities	$366,791	$(2,108,181)

The table below presents the net gains and (losses) on the warrant liabilities for the three months ended March 31:

	2022	2021
Series Z warrants	$-	$(974,861)
Series ZZ warrants	-	(63,397)
Series AA warrants	1,400	(995,629)
Series BB warrants	-	(46,833)
Series CC warrants	-	(959,602)
Series HH warrants	795	(695)
Net gain (loss) on warrant liabilities	$2,195	$(3,041,017)

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

During the six and three months ended March 31, 2022, 15,205 Series CC warrants were exercised at an exercise price of $5.00 for gross proceeds of $76,025.

The following warrants recorded as liabilities were exercised during the following periods.

	Six Months Ended March 31, 2021			Three Months Ended March 31, 2021
Warrants	Warrants Exercised	Exercise Price	Proceeds	Warrants Exercised	Exercise Price	Proceeds
Series Z	79,200	$13.75	$1,089,000	79,200	$13.75	$1,089,000
Series ZZ	800	$13.75	11,000	800	$13.75	11,000
Series AA	100,000	$13.75	1,375,000	100,000	$13.75	1,375,000
Series CC	102,298	$5.00	511,490	97,298	$5.00	486,490
	282,298		$2,986,490	277,298		$2,961,490

In February 2022, 100,000 Series AA warrants with an exercise price of $13.75 and 200 Series HH warrants with an exercise price of $3.13, expired. In December 2021, 640 Series CC warrants, with an exercise price of $5.00, expired. In November 2021, 184,800 Series Z warrants, with an exercise price of $13.75, expired.

On October 28, 2020, 688,930 Series W warrants, with an exercise price of $16.75, expired.

2.	Equity Warrants

During the six and three months ended March 31, 2022, 10,000 and 5,500 Series NN warrants were exercised at an exercise price of $2.52 for gross proceeds of $25,200 and $13,860, respectively.

The following warrants recorded as equity were exercised during the following periods.

	Six Months Ended March 31, 2021			Three Months Ended March 31, 2021
Warrants	Warrants Exercised	Exercise Price	Proceeds	Warrants Exercised	Exercise Price	Proceeds
Series MM	316,272	$1.86	$588,265	316,272	$1.86	$588,265
Series NN	21,834	$2.52	55,022	21,834	$2.52	55,022
Series RR	70,089	$1.65	115,647	70,089	$1.65	115,647
Series SS	105,264	$2.09	220,002	105,264	$2.09	220,002
Series TT	210,482	$2.24	471,480	200,482	$2.24	449,080
	723,941		$1,450,416	713,941		$1,428,016

On December 7, 2020, the expiration date of the Series N warrants was extended six months from February 18, 2021 to August 18, 2021. The incremental cost of this extension was approximately $1,000, which was recorded as a deemed dividend in the financial statements for the six months ended March 31, 2021. The expiration date of the Series N warrants was later extended to August 18, 2022. The Series N warrants are held by the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary.

On December 7, 2020, the expiration date of the Series X warrants was extended six months from January 13, 2021 to July 13, 2021. The incremental cost of this extension was approximately $85,000, which was recorded as a deemed dividend in the financial statements for the six months ended March 31, 2021. The expiration date of the Series X warrants was later extended to July 13, 2022. The Series X warrants are held by the de Clara Trust.

On December 7, 2020, the expiration date of the Series Y warrants, which were issued in connection with a financing, was extended six months from February 15, 2021 to August 15, 2021. The incremental cost of this extension was approximately $41,000 and was recorded as additional paid-in capital. The expiration date of the Series Y warrants was later extended to August 15, 2022.

On December 7, 2020, the expiration date of Series UU warrants was extended six months from December 31, 2020 to June 30, 2021. These warrants were previously issued as an inducement to convert notes payable into shares of common stock. The incremental cost of this extension was $192 and was recorded as interest expense for the six months ended March 31, 2021. The expiration date of the Series UU warrants was later extended to June 30, 2022. The Series UU warrants are held by Geert Kersten, Patricia Prichep (current Officers of the Company) and the de Clara Trust.

3.	Options and Shares Issued to Consultants

During the six months ended March 31, 2022 and 2021, the Company issued 43,495 and 28,530 shares, respectively, of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $7.05 and $17.66 during the six months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022 and 2021, the Company issued 25,475 and 13,486 shares, respectively, of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $5.00 and $23.47, respectively, during the three months ended March 31, 2022 and 2021.The aggregate values of the issuances of restricted common stock and common stock options are recorded as prepaid expenses and are charged to general and administrative expenses over the periods of service.

No options were issued to consultants during the six and three months ended March 31, 2022. During the six months ended March 31, 2021, the Company issued to a consultant 5,000 options to purchase common stock with an exercise price of $11.61, an aggregate fair value of approximately $28,000 and an expiration date of November 17, 2022. As of March 31, 2022 and September 30, 2021, 15,000 options issued to consultants remained outstanding, all of which were issued from the Non-Qualified Stock Option plans and all of which are vested as of the balance sheet dates.

During the six months ended March 31, 2022 and 2021, the Company recorded total expense of approximately $402,000 and $553,000, respectively, relating to the share-based compensation under these consulting agreements. On March 31, 2022 and September 30, 2021, consulting fees of approximately $355,000 and $364,000, respectively, are included in prepaid expenses.

4.	Securities Purchase Agreement

In prior years, the Company was party to a Securities Purchase Agreement (SPA) with Ergomed plc (Ergomed), one of the Company’s Clinical Research Organizations responsible for managing the Company’s Phase 3 clinical trial, to facilitate payment of amounts due to Ergomed.  Under the Agreement, the Company issued Ergomed shares of common stock and the net proceeds from the sales of those shares reduces outstanding amounts due Ergomed.  Upon issuance, the Company expensed the full value of the shares as other non-operating gain/loss and subsequently offset the gain or loss as amounts were realized through the sale by Ergomed and reduced accounts payable to Ergomed. Ergomed resold the final balance of shares issued in the quarter ended September 30, 2021.  No shares were issued during the periods presented. No sales were made by Ergomed during the six and three months ended March 31, 2022.  During the six and three months ended March 31, 2021, respectively, the Company realized approximately $0.7 million and $0.6 million through the sale by Ergomed of 39,500 and 30,500 shares of common stock and the Company reduced the payable to Ergomed and credited other operating gain by those amounts.

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

ASC 820-10 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to active markets for identical assets and liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The Company classifies fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:

•	Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities.

•	Level 2 – Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and amounts derived from valuation models where all significant inputs are observable in active markets.

•	Level 3 – Unobservable inputs that reflect management’s assumptions. Assumptions from market participants are used when pricing the assets or liabilities, given there is no readily available market information.

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

As of March 31, 2022, there were no outstanding derivative instruments.  As of September 30, 2021, all the Company’s derivative instruments are classified as Level 3 of the fair value hierarchy.

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the six months ended March 31, 2022 and the year ended September 30, 2021:

	Six months ended	Twelve months ended
	March 31, 2022	September 30, 2021

Beginning balance	$437,380	$3,765,613
Issuances	-	-
Exercises	(70,589)	(4,023,091)
Realized and unrealized net (gain) loss	(366,791)	694,858
Ending balance	$-	$437,380

The fair values of the Company’s derivative instruments disclosed above under Level 3 are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock, as well as U.S. Treasury Bill rates, are observable in active markets. On September 30, 2021, the Company’s Level 3 derivative instruments had a weighted average fair value of $1.45 per share and a weighted average exercise price of $13.28 per share. Fair values were determined using a weighted average risk-free interest rate of 0.05% and volatility of 109% and the instruments had a weighted average time to maturity of 0.3 years as of September 30, 2021.

E.	RELATED PARTY TRANSACTIONS

During the six months ended March 31, 2022, the Company issued officers 250,000 options that vest upon FDA approval of the marketing application. See Note C for more information about the options.

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

Clinical Research Agreements

Under co-development and revenue sharing agreements with Ergomed, Ergomed agreed to contribute up to $12 million towards the Company’s Phase 3 Clinical Trial in the form of discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount. The Company accounted for the co-development and revenue sharing agreements in accordance with ASC 808 “Collaborative Arrangements.” The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.” Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its Statements of Operations. Since the inception of the agreement with Ergomed, the Company has incurred research and development expenses of approximately $35.5 million for Ergomed’s services. This amount is net of Ergomed’s discount of approximately $11.8 million. During the six months ended March 31, 2022 and 2021, the Company recorded, net of Ergomed’s discount, approximately $0.4 million and $1.0 million, respectively, of research and development expense related to Ergomed’s services. During the three months ended March 31, 2022 and 2021, the Company recorded, net of Ergomed’s discount, approximately $0.2 million and $0.4 million, respectively, as research and development expense related to Ergomed’s services.

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

On March 31, 2022 and September 30, 2021, the net book value of the finance lease right of use asset is approximately $11.8 million and $12.7 million, respectively, and the balance of the finance lease liability is approximately $14.0 million and $13.8 million, respectively, of which approximately $1.5 million and $0.6 million is current on March 31, 2022 and September 30, 2021, respectively. These amounts include the San Tomas lease as well as several other smaller finance leases for office equipment. The finance right of use assets are being depreciated using the straight-line method over the underlying lease terms. Total cash paid related to finance leases during the six months ended March 31, 2022 and 2021 was approximately $1.3 million and $1.0 million, respectively, of which approximately $0.6 million was for interest in each six-month period. As of March 31, 2022, the weighted average discount rate of the Company’s finance leases is 8.45% and the weighted average time to maturity is 6.6 years.

In August 2020, the Company entered an amendment to the San Tomas lease under which the landlord agreed to allow the Company to substantially upgrade the manufacturing facility in preparation for the potential commercial production of Multikine. The project was completed and the improvements were placed in service in October 2021. Total cost was $11.1 million, of which the landlord agreed to finance $2.4 million. The Company received the final $0.8 million of the landlord financing during the quarter ended March 31, 2022. The landlord financing is being repaid through increased lease payments which started in March 2021 and extend over the remaining lease term. The repayment includes a base rent which escalates at 3% each year plus interest that accrues at 13.75% per year. The Company remeasured the lease liability to account for the modified payments using an 8.45% implicit interest rate. The rate was determined using a synthetic credit rating analysis prepared by an outside valuation specialist. The financing is accounted for as a lease incentive from the landlord and is included in the calculation of the lease liability as it was realized. The leasehold improvements are recorded in property and equipment and are being amortized over the remaining lease term.

The Company was required to deposit the equivalent of one year of base rent in accordance with the lease. Under the landlord’s $2.4 million financing arrangement, the Company deposited an additional $0.2 million in March 2021. Because the Company met the minimum cash balance required by the lease, the full balance of the deposit was returned to the Company in January 2022. If the Company’s cash balance falls below the required balance, the Company will be required to re-deposit these funds with the landlord. The approximate $1.9 million deposit is included in non-current assets on September 30, 2021.

Approximate future minimum lease payments under finance leases as of March 31, 2022 are as follows:

Six months ending September 30, 2022	$1,246,000
Year ending September 30,
2023	2,569,000
2024	2,648,000
2025	2,733,000
2026	2,824,000
2027	2,919,000
Thereafter	3,267,000
Total future minimum lease obligation	18,206,000
Less imputed interest on finance lease obligations	(4,259,000)
Net present value of finance lease obligations	$13,947,000

The Company leases two facilities under operating leases.  The lease for the Company’s office headquarters will expire on November 30, 2025.  The lease for its research and development laboratory was renewed in September 2021 for an additional ten years and will expire on February 29, 2032.  The renewal was considered a modification for accounting purposes and the right of use asset and liability were remeasured as of the date of the renewal.  This resulted in an increase of approximately $1.1 million to the operating lease right of use asset and liability. The operating leases include escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the terms of the leases. As of March 31, 2022 and September 30, 2021, the net book value of the operating lease right of use assets is approximately $2.0 million and $2.1 million, respectively.  As of March 31, 2022 and September 30, 2021, the balance of the operating lease liabilities is approximately $2.1 million. of which approximately $0.2 million and $0.1 million is current on March 31, 2022 and September 31, 2021, respectively.  The Company incurred lease expense for operating leases of approximately $181,000 and $132,000, respectively, for the six months ended March 31, 2022 and 2021. The Company incurred lease expense for operating leases of approximately $90,000 and $66,000, respectively, for the three months ended March 31, 2022 and 2021. Total cash paid related to operating leases during the six months ended March 31, 2022 and 2021 was approximately $138,000 and $111,000, respectively. The weighted average discount rate of the Company’s operating leases is 9.10% and the weighted average time to maturity is 9.3 years.

As of March 31, 2022, future minimum lease payments on operating leases are as follows:

Six months ending September 30, 2022	$171,000
Year ending September 30,
2023	348,000
2024	357,000
2025	366,000
2026	287,000
2027	277,000
Thereafter	1,325,000
Total future minimum lease obligation	3,131,000
Less imputed interest on operating lease obligation	(1,033,000)
Net present value of operating lease obligation	$2,098,000

G.	PATENTS

During the six months ended March 31, 2022 and 2021, respectively, patent impairment charges of approximately $31,000 and $0, were recorded. No patent impairment charges were recorded during the three months ended March 31, 2022 and 2021. For the six months ended March 31, 2022 and 2021, amortization of patent costs totaled approximately $27,000 and $26,000, respectively. For the three months ended March 31, 2022 and 2021, amortization of patent costs totaled approximately $13,000 in each period. Approximate estimated future amortization expense is as follows:

Six months ending September 30, 2022	$22,000
Year ending September 30,
2023	38,000
2024	30,000
2025	28,000
2026	24,000
2027	21,000
Thereafter	72,000
Total	$235,000

H.	LOSS PER COMMON SHARE

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

The following tables provide the details of the basic and diluted loss per-share computations:

	Six months ended March 31,		Three months ended March 31,
	2022	2021	2022	2021
Loss per share – basic and diluted
Net loss available to common shareholders - basic	$(18,606,098)	$(19,303,763)	$(9,823,492)	$(11,281,120)
Weighted average shares outstanding - basic	43,100,070	39,351,194	43,122,671	40,047,273
Basic and diluted loss per common share	$(0.43)	$(0.49)	$(0.23)	$(0.28)

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net earnings (loss) per share excludes the following securities because their inclusion would have been anti-dilutive as of March 31:

	2022	2021

Options and Warrants	12,586,365	5,945,064
Unvested Restricted Stock	151,250	302,500
Total	12,737,615	6,247,564

J.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were filed and determined there are no subsequent events that require disclosure.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 Liquidity and Capital Resources

On June 28, 2021, the Company announced results from its 9.5-year pivotal Phase 3 study for its immunotherapy Multikine® (Leukocyte Interleukin, Injection) in the treatment of advanced (stages III and IV) primary (previously untreated) squamous cell carcinoma of the head and neck (SCCHN).  The Phase 3 results showed a long-term 5-year overall survival (OS) benefit in the treatment arm that received Multikine treatment followed by surgery and radiation.  This survival benefit was robust and durable, with no safety issues, something not commonly seen with cancer drugs. In fact, the survival benefit increased over time and at 5 years the overall survival benefit reached an absolute 14.1% advantage for the Multikine treated arm over control (n=380, total study patients treated with surgery plus radiation), control arm 48.6%, Multikine arm 62.7% survival.

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

However, the analysis of the separate treatment arms was prespecified in the protocol and carried out prior to the Company becoming unblinded.  The OS benefit of 14.1% at 5 years for this treatment arm exceeded the 10% OS benefit set out for the study population as a whole. The OS results for this treatment arm are significant (two-sided p=0.0236, HR=0.68) and the effect is robust, durable and increasing over time.  The results from the Phase 3 cancer study proved that Multikine met all of the protocol required benefits stated in the study protocol in patients in the treatment arm receiving surgery and radiation as their standard therapies.  Based on this, the Company aims to file for FDA approval for the use of Multikine in the treatment of advanced primary head and neck cancer in this patient population of about 210,000 patients annually worldwide.

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

As of March 31, 2022, the Company has incurred approximately $63 million of direct costs for the Phase 3 clinical trial and the filing of the clinical study report to the FDA since the Company launched its Phase 3 clinical trial for Multikine. The Company estimates it will incur additional expenses of approximately $0.8 million for the remainder of the Phase 3 clinical trial and the filing of the clinical study report to the FDA. It should be noted that this estimate is based only on the information currently available from the CROs responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., the manufacturing of the drug.

The Company uses two CROs to manage the global Phase 3 study; ICON and Ergomed, who are both international leaders in managing oncology trials.

Under a co-development agreement, Ergomed agreed to contribute up to $12 million towards the study where it will perform clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount.  Approximately $11.8 million of the committed $12 million contribution has been realized as of March 31, 2022.

During the six months ended March 31, 2022, the Company used approximately $7.9 million in cash, after considering the maturity and transfer to cash of the remaining $6.2 million in U.S. Treasury bills (T-bills).  Significant components of this decrease include cash used to fund the Company’s regular operations, including its Phase 3 clinical trial, of approximately $7.5 million, leasehold improvement costs of approximately $0.6 million and approximately $0.7 million in lease payments.  These outflows are offset by approximately $0.8 million in lease incentives received from the landlord to partially offset costs of the manufacturing facility upgrade and approximately $0.1 million in proceeds from the exercise of options and warrants.

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

In October 2021, the Company completed a major upgrade of its leased manufacturing facility to prepare for the potential commercial production of its products. Total costs of this upgrade were approximately $11.1 million, of which the landlord of the property agreed to finance $2.4 million.  The final $0.8 million of the landlord financing was received during the quarter ended March 31, 2022.  The landlord financing is being repaid through increased lease payments over the remaining term of the lease.

During the six months ended March 31, 2022, 25,205 warrants were exercised at a weighted average exercise price of $4.02 for total proceeds of approximately $0.1 million.  These exercises include 5,500 warrants exercised during the three months ended March 31, 2022 at an exercise price of $2.52. During the six months ended March 31, 2021, 1,006,239 warrants were exercised at a weighted average exercise price of $4.41 for total proceeds of approximately $4.4 million.  These exercises include 991,239 warrants exercised during the three months ended March 31, 2021 for proceeds of approximately $4.4 million and a weighted average exercise price of $4.43.

Results of Operations and Financial Condition

The Company incurred a net operating loss of approximately $18.4 million for the six months ended March 31, 2022.  This net operating loss consists of significant non-cash expenses including approximately $6.7 million in stock-based employee compensation and approximately $1.9 million in depreciation and amortization expense.  The Company incurred a net operating loss of approximately $9.6 million for the three months ended March 31, 2022.  This net operating loss consists of significant non-cash expenses including approximately $3.4 million in employee stock-based compensation and approximately $1.0 million in depreciation and amortization expense.

During the six months ended March 31, 2022, research and development expenses increased by approximately $2.0 million, or 19%, compared to the six months ended March 31, 2021.  Major components of this increase include approximately $1.1 million increase in employee stock compensation expense and approximately $0.8 million increase in depreciation, primarily related to leasehold improvements to the manufacturing facility that were placed in service in October 2021, and an increase of approximately $0.7 million of costs incurred to prepare for the potential commercial sale of Multikine. These increases were offset by a decrease of approximately $0.6 million in costs related to the Phase 3 clinical study. During the three months ended March 31, 2022, research and development expenses increased by approximately $1.3 million, or 25%, compared to the three months ended March 31, 2021.  Major components of this increase include approximately $0.2 million of costs incurred to prepare for the potential commercial sale of Multikine, $0.5 million increase in employee stock compensation expense, $0.4 million increase in depreciation, primarily of leasehold improvements to the manufacturing facility that were placed in service in October 2021, and a net increase of approximately $0.2 million in other research and development expenses.

During the six months ended March 31, 2022, general and administrative expenses decreased by approximately $0.8 million, or 13%, compared to the six months ended March 31, 2021. This decrease is primarily due to a decrease in employee stock compensation expense of approximately $1.0 million offset by a $0.2 million increase in other net general and administrative expenses. During the three months ended March 31, 2021, general and administrative expenses decreased by approximately $0.3 million, or 9%, compared to the three months ended March 31, 2021. This decrease is primarily due to a decrease in employee stock compensation expense of approximately $0.4 million offset by a $0.1 million increase in other net general and administrative expenses.

The approximate $0.4 million gain on derivative instruments for the six months ended March 31, 2022 varies significantly from the $2.1 million loss on derivative instruments for the six months ended March 31, 2021.  The variance is the result of the change in fair value of the derivative liabilities at the respective period ends which is caused mainly by fluctuation in the share price of the Company’s common stock.  All derivative warrants have been exercised or have expired as of March 31, 2022, and therefore, unless additional liability classified warrants are issued, there will be no additional gain or loss reported.

Other non-operating gain primarily relates to the Securities Purchase Agreement (SPA) with Ergomed plc as described in Item 4 under Note C.  Under the SPA, the Company issued Ergomed shares of common stock and the net proceeds from the sales of those shares reduces outstanding amounts due Ergomed.  Upon issuance, the Company expensed the full value of the shares as other non-operating gain/loss and subsequently offset the gain or loss as amounts were realized through the sale by Ergomed and reduced accounts payable to Ergomed. Ergomed resold the final balance of shares issued in the quarter ended September 30, 2021.

The amount of the gain or loss is a result of the timing of shares issued to Ergomed and the subsequent re-sale of those shares.  There was no activity under the agreement during the six and three months ended March 31, 2022.  During the six and three months ended March 31, 2021, the Company realized approximately $0.7 million and $0.6 million, respectively, in value upon the resale of shares.

Research and Development Expenses

The Company’s research and development efforts involve Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Six months ended March 31,		Three months ended March 31,
	2022	2021	2022	2021
MULTIKINE	$11,995,302	$9,732,817	$6,203,883	$4,720,867
LEAPS	611,682	903,457	319,934	500,647
TOTAL	$12,606,984	$10,636,274	$6,523,817	$5,221,514

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2022. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended March 31, 2022 the Company issued 43,495 restricted shares of common stock to consultants for investor relations services.

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

CEL-SCI CORPORATION

Date: May 13, 2022	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer*

* Also signing in the capacity of the Principal Accounting and Financial Officer.

