Form 10-Q
period 2022-06-30
CEL SCI CORP
filed 2022-08-12
CIK 725363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) had been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).Yes ☐     No ☒

Class of Stock	No. Shares Outstanding	Date
Common	43,367,462	August 3, 2022

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION
CONDENSED BALANCE SHEETS

	JUNE 30,	SEPTEMBER 30,
ASSETS	2022	2021
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$28,073,673	$36,060,148
U.S. Treasury Bills	-	6,151,385
Receivables	-	54,922
Prepaid expenses	708,621	998,482
Supplies used for R&D and manufacturing	2,173,037	2,006,584

Total current assets	30,955,331	45,271,521

Finance lease right of use assets	11,389,249	12,691,921
Operating lease right of use assets	1,928,561	2,056,178
Property and equipment, net	12,394,189	13,663,562
Patent costs, net	222,462	275,866
Deposits	-	1,910,917

Total assets	$56,889,792	$75,869,965

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$852,860	$1,675,813
Accrued expenses	992,945	859,216
Due to employees	496,005	265,993
Derivative instruments, current portion	-	437,380
Lease liabilities, current portion	1,673,653	698,665

Total current liabilities	4,015,463	3,937,067

Finance lease obligations, net of current portion	12,124,979	13,252,364
Operating lease obligations, net of current portion	1,895,987	2,021,308
Other liabilities	125,000	125,000

Total liabilities	18,161,429	19,335,739

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value - 200,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value - 600,000,000 shares authorized; 43,355,529 and 43,207,183 shares issued and outstanding at June 30, 2022 and September 30, 2021, respectively	433,555	432,072
Additional paid-in capital	484,729,902	474,298,566
Accumulated deficit	(446,435,094)	(418,196,412)

Total stockholders' equity	38,728,363	56,534,226

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$56,889,792	$75,869,965

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2022 and 2021
(UNAUDITED)

	2022	2021

Operating expenses:
Research and development	$18,893,857	$17,818,373
General and administrative	8,220,768	9,902,120
Total operating expenses	27,114,625	27,720,493

Operating loss	(27,114,625)	(27,720,493)

Gain (loss) on derivative instruments	366,791	(991,562)
Other non-operating (loss) gain	(30,793)	1,428,260
Interest expense, net	(1,460,055)	(872,457)

Net loss	(28,238,682)	(28,156,252)
Modification of warrants	(294,409)	(350,861)

Net loss available to common shareholders	$(28,533,091)	$(28,507,113)

Net loss per common share - basic	$(0.66)	$(0.71)
Weighted average common shares outstanding - basic	43,124,972	39,907,624

Net loss per common share - diluted	$(0.66)	$(0.74)
Weighted average common shares outstanding - diluted	43,124,972	40,158,321

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2022 and 2021
(UNAUDITED)

	2022	2021

Operating Expenses:
Research and development	$6,286,873	$7,182,099
General and administrative	2,432,518	3,274,480
Total operating expenses	8,719,391	10,456,579

Operating loss	(8,719,391)	(10,456,579)

Gain on derivative instruments	-	1,116,619
Other non-operating gains	-	753,024
Interest expense, net	(913,193)	(351,332)

Net loss	(9,632,584)	(8,938,268)
Modification of warrants	(294,409)	(265,082)

Net loss available to common shareholders	$(9,926,993)	$(9,203,350)

Net loss per common share - basic	$(0.23)	$(0.22)
Weighted average common shares outstanding - basic	43,174,775	41,020,485

Net loss per common share - diluted	$(0.23)	$(0.25)
Weighted average common shares outstanding - diluted	43,174,775	41,231,082

See notes to condensed financial statements.

CEL-SCI CORPORATION
STATEMENTS OF STOCKHOLDERS' EQUITY
(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT OCTOBER 1, 2021	43,207,183	$432,072	$474,298,566	$(418,196,412)	$56,534,226

Warrant exercises	19,705	197	157,757	-	157,954
Equity based compensation - employees	-	-	3,262,296	-	3,262,296
401(k) contributions paid in common stock	7,605	76	52,479	-	52,555
Stock and options issued to nonemployees for service	18,020	180	142,980	-	143,160
Option exercises	6,500	65	29,770	-	29,835
Share issuance costs	-	-	(45,965)	-	(45,965)
Net loss	-	-	-	(8,782,606)	(8,782,606)

BALANCES AT DECEMBER 31, 2021	43,259,013	$432,590	$477,897,883	$(426,979,018)	$51,351,455

Warrant exercises	5,500	55	13,805	-	13,860
Equity based compensation - employees	-	-	3,392,706	-	3,392,706
401(k) contributions paid in common stock	14,614	146	57,371	-	57,517
Stock and options issued to nonemployees for service	25,475	255	139,797	-	140,052
Share issuance costs	-	-	(4,550)	-	(4,550)
Net loss	-	-	-	(9,823,492)	(9,823,492)

BALANCES AT MARCH 31, 2022	43,304,602	$433,046	$481,497,012	$(436,802,510)	$45,127,548

Equity based compensation - employees	-	-	2,447,772	-	2,447,772
401(k) contributions paid in common stock	12,640	126	57,082	-	57,208
Stock and options issued to nonemployees for service	38,287	383	121,883	-	122,266
Modification of warrants	-	-	634,713	-	634,713
Share issuance costs	-	-	(28,560)	-	(28,560)
Net loss	-	-	-	(9,632,584)	(9,632,584)

BALANCES AT JUNE 30, 2022	43,355,529	$433,555	$484,729,902	$(446,435,094)	$38,728,363

CEL-SCI CORPORATION

STATEMENTS OF STOCKHOLDERS' EQUITY continued

(UNAUDITED)

	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT OCTOBER 1, 2020	38,730,150	$387,302	$401,174,675	$(381,835,303)	$19,726,674

Proceeds from the sale of common stock	1,000,000	10,000	13,549,500	-	13,559,500
Warrant exercises	15,000	150	89,100	-	89,250
Equity based compensation - employees	(2,000)	(20)	3,296,329	-	3,296,309
401(k) contributions paid in common stock	3,564	36	41,635	-	41,671
Stock and options issued to nonemployees for service	15,044	150	152,300	-	152,450
Option exercises	5,300	53	23,458	-	23,511
Modification of warrants	-	-	192	-	192
Share issuance costs	-	-	(117,021)	-	(117,021)
Net loss	-	-	-	(7,936,864)	(7,936,864)

BALANCES AT DECEMBER 31, 2020	39,767,058	$397,671	$418,210,168	$(389,772,167)	$28,835,672

Warrant exercises	991,239	9,912	7,928,929	-	7,938,841
Equity based compensation - employees	-	-	3,282,742	-	3,282,742
401(k) contributions paid in common stock	3,347	33	51,387	-	51,420
Stock and options issued to nonemployees for service	13,486	135	379,142	-	379,277
Option exercises	48,845	489	138,299	-	138,788
Share issuance costs	-	-	(13,828)	-	(13,828)
Net loss	-	-	-	(11,281,120)	(11,281,120)

BALANCES AT MARCH 31, 2021	40,823,975	$408,240	$429,976,839	$(401,053,287)	$29,331,792

Proceeds from the sale of common stock	1,610,000	16,100	33,787,826	-	33,803,926
Warrant exercises	437,312	4,373	1,375,117	-	1,379,490
Equity based compensation - employees	-	-	3,511,359	-	3,511,359
401(k) contributions paid in common stock	6,111	61	53,144	-	53,205
Stock and options issued to nonemployees for service	13,184	132	266,936	-	267,068
Option exercises	72,809	728	463,434	-	464,162
Modification of warrants	-	-	24,195	-	24,195
Share issuance costs	-	-	(103,185)	-	(103,185)
Net loss	-	-	-	(8,938,268)	(8,938,268)

BALANCES AT JUNE 30, 2021	42,963,391	$429,634	$469,355,665	$(409,991,555)	$59,793,744

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2022 and 2021
(UNAUDITED)

	2022	2021

Net loss	$(28,238,682)	$(28,156,252)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	2,845,978	1,649,699
Share-based payments for services	603,147	955,900
Equity based compensation	9,102,774	10,090,410
Common stock contributed to 401(k) plan	167,280	146,296
Gain on short-term investments	(615)	(6,578)
Loss on patent impairment	30,793	-
Gain (loss) on derivative instruments	(366,791)	991,562
Modification of warrants	634,713	24,387
(Increase)/decrease in assets:
Receivables	54,922	-
Prepaid expenses	147,192	232,752
Supplies used for R&D and manufacturing	(166,453)	(759,193)
Deposits	1,910,917	(248,712)
Increase/(decrease) in liabilities:
Accounts payable	(410,536)	689,812
Accrued expenses	78,729	297,928
Due to employees	230,012	84,598
Other liabilities	49,390	22,459

Net cash used in operating activities	(13,327,230)	(13,984,932)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity (purchases) of US treasury bills	6,152,000	(11,145,667)
Purchases of property and equipment	(621,826)	(8,628,648)
Expenditures for patent costs	(22,741)	-

Net cash provided by (used in) investing activities	5,507,433	(19,774,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	-	47,363,426
Share issuance costs	(50,515)	(207,673)
Proceeds from exercises of warrants and options	131,060	6,195,571
Proceeds from landlord funding of leasehold improvements	786,454	1,613,546
Payments on obligations under finance lease	(1,033,677)	(756,817)

Net cash (used in) provided by financing activities	(166,678)	54,208,053

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,986,475)	20,448,806

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	36,060,148	15,508,909

CASH AND CASH EQUIVALENTS, END OF PERIOD	$28,073,673	$35,957,715

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2022 and 2021
(UNAUDITED)

	2022	2021
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment included in current liabilities	$-	$589,400
Assets purchased under finance leases	$32,409	$-
Capitalizable patent costs included in current liabilities	$-	$20,000
Changes to right of use assets and liabilities	$16,268	$551,444
Finance lease obligation included in accounts payable	$1,800	$1,328
Prepaid consulting services paid with issuance of common stock	$221,242	$292,792
Accrued consulting services to be paid with issuance of common stock	$110,000	$110,000
Exercise of derivative liabilities	$70,589	$3,838,471
Financing costs included in current liabilities	$28,560	$76,860

Cash paid for interest	$872,023	$876,779

See notes to condensed financial statements.

CEL-SCI CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2022 AND 2021 (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2022 and the results of its operations for the nine and three months then ended. The condensed balance sheet as of September 30, 2021 is derived from the September 30, 2021 audited financial statements. All accounting policies have been consistently applied in the interim financial statements and the annual financial statements. The results of operations for the nine and three months ended June 30, 2022 are not necessarily indicative of the results to be expected for the entire year.

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

The Company adopted ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This standard was issued to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, however, as permitted, the Company has elected to prospectively adopt the standard this quarter, effective as of October 1, 2021. Adoption of this standard had no impact on prior quarters within this fiscal year.

Stock-Based Compensation – Compensation cost for all stock-based awards is measured at fair value as of the grant date in accordance with the provisions of ASC 718, Compensation – Stock Compensation. The fair value of stock options is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires various judgmental assumptions including volatility and expected option life. The stock-based compensation cost is recognized using the straight-line allocation method as expense over the requisite service or vesting period.

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

Net Loss Per Common Share – The Company calculates net loss per common share in accordance with ASC 260, “Earnings Per Share” (ASC 260). Basic and diluted net loss per common share was determined by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock and common stock warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. A full valuation allowance was recorded against the deferred tax assets as of June 30, 2022 and September 30, 2021.

The Company adopted ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, effective October 1, 2021. The new standard includes several provisions that simplify accounting for income taxes by removing certain exceptions to the general principles in Topic 740 and increasing consistency and clarity for the users of financial statements. The adoption of ASU 2019-12 had no impact on the Company’s financial statements.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, obsolescence of supplies used for R&D and manufacturing, accruals, stock options, useful lives for depreciation and amortization of long-lived assets, right of use assets and lease liabilities, deferred tax assets and the related valuation allowance, and the valuation of derivative liabilities. Actual results could differ from estimates, although management does not generally believe such differences would materially affect the financial statements in any given year. However, regarding the valuation of derivative liabilities determined using the Black-Scholes pricing model, significant fluctuations may materially affect the financial statements in a given year. Additionally, in calculating the right of use assets and lease liabilities, estimates and assumptions were used to determine the incremental borrowing rates and the expected lease terms. The Company considers the estimates used in valuing the derivative liabilities, stock options and the lease assets and liabilities to be significant.

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

The study used the standard of care treatment for advanced primary head and neck cancer patients as a comparison. The patients received surgery followed by either radiation or chemoradiation (chemotherapy and radiation at the same time), as determined by the physician. This meant that there were two treatment arms: (1) surgery plus radiation or (2) surgery plus chemoradiation. The arm that received Multikine treatment followed by surgery and radiation showed great survival benefit, but when chemotherapy was added in the second treatment arm, the immunological effect of Multikine was negated. Therefore, when the two treatment arms were combined the study did not achieve its primary endpoint of a 10% improvement in overall survival.

Multikine is given for three weeks after cancer diagnosis, but before surgery and other treatments.  In the peer-reviewed abstract presented at ASCO, a clear survival advantage for patients treated with Multikine prior to surgery in the surgery-plus-radiation arm of the IT-MATTERS study was described. The survival advantage was driven by objective data derived from patients in the intent-to-treat (ITT) population who had a significant number of early complete and partial tumor responses which occurred prior to surgery.  Five patients in the study had their tumors completely disappear (confirmed by pathology) before surgery. In the ITT population as a whole, 8.5% of all Multikine-treated patients had a tumor response before surgery, but not a single tumor response before surgery was seen in the ITT control group before surgery, statistically a highly significant finding (p-value of less than 0.00000000001).   This indicates that the likelihood of seeing these results by chance is less than 1 in ten billion. These results confirm findings from the Phase 1 and 2 studies with Multikine and provide direct evidence of Multikine’s anticancer activity.

Liquidity

The Company has incurred significant costs since its inception for the acquisition of certain proprietary technology and scientific knowledge relating to the human immunological defense system, patent applications, research and development, administrative costs, construction and expansion of manufacturing and laboratory facilities, and participation in clinical trials. The Company has funded such costs primarily with proceeds from loans and the public and private sale of its securities. The Company will be required to raise additional capital or find additional long-term financing to continue with its efforts to bring Multikine to market. The ability to raise capital may be dependent upon market conditions that are outside the control of the Company. The ability of the Company to obtain approval from the U.S. Food and Drug Administration (FDA) for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure. The Company believes there is a high likelihood that it will continue to receive funds from private and public offerings and warrant exercises similar to the way it has funded operations in the past. However, there can be no assurance that the Company will be able to raise sufficient capital to support its operations.

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

Impact of the COVID-19 Pandemic

In response to the global outbreak of COVID-19 and the World Health Organization’s classification of the outbreak as a pandemic, the Company continues to take the necessary precautions to ensure the safety of its employees and to minimize interruptions to its operations. Management follows the Centers for Disease Control and Prevention’s (CDC) guidance and the recommendations and restrictions provided by state and local authorities. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. As such, it is uncertain as to the full impact the pandemic will have on the Company’s future financial condition, liquidity and results of operations. Management is actively monitoring the risks to public health and the impact of overall global business activity on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce.

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

Equity Compensation

Underlying share information for equity compensation plans as of June 30, 2022 is as follows:

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans

Incentive Stock Option Plans	138,400	75,329	N/A	213
Non-Qualified Stock Option Plans	13,787,200	12,909,350	N/A	455,508
Stock Bonus Plans	783,760	N/A	397,945	385,782
Stock Compensation Plans	634,000	N/A	153,195	462,395
Incentive Stock Bonus Plan	640,000	N/A	614,500	25,500

Stock option activity:

	Nine Months Ended June 30,
	2022	2021
Options granted	1,975,250	2,603,500
Options exercised	6,500	126,954
Options forfeited	20,166	42,166
Options expired	13,614	9,374

	Three Months Ended June 30,
	2022	2021
Options granted	1,722,750	2,595,500
Options exercised	-	72,809
Options forfeited	-	-
Options expired	13,614	9,307

During the three months ended June 30, 2022, the Company adopted the 2022 Non-Qualified Stock Option Plan, which provides for the issuance of up to 2,000,000 options to purchase shares of common stock.

During the nine months ended June 30, 2022, the Company granted 250,000 performance-based stock options from the 2020 Non-Qualified Stock Option Plan to officers. Each option entitles the holder to purchase one share of the Company’s common stock at a price of $10.48 per share, the fair value on the date of issuance. The stock options will vest 100% upon approval of the first marketing application for any pharmaceutical based upon the Company’s Multikine technology in the USA, Canada, UK, Germany, France, Italy, Spain, Japan, or Australia. None of the options will be exercisable before November 19, 2022. All options which have not vested as of November 18, 2031 will be canceled. On the grant date, the options were valued using a Monte Carlo Simulation approach. A Monte Carlo Simulation is a statistical technique that is used to model probabilistic systems and establish the probabilities for a variety of outcomes. However, because attainment of the performance condition cannot be considered probable, no compensation cost is recognized relating to these options as of June 30, 2022. Management re-assesses the probability of achieving the performance condition at each reporting date.

Stock-Based Compensation Expense

	Nine months Ended June 30,
	2022	2021
Employees	$9,102,774	$10,090,410
Non-employees	$603,147	$955,900

	Three months Ended June 30,
	2022	2021
Employees	$2,447,772	$3,511,359
Non-employees	$200,877	$403,236

Employee compensation expense includes the expense related to options and restricted stock that is expensed over the vesting periods. Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of the related service contracts.

Warrants and Non-Employee Options

Warrant/Options	Issue Date	Underlying Shares	Exercise Price	Expiration Date	Reference
Series N	8/18/2008	85,339	$3.00	8/18/2024	2
Series UU	6/11/2018	93,603	$2.80	6/30/2024	2
Series X	1/13/2016	120,000	$9.25	7/13/2024	2
Series Y	2/15/2016	26,000	$12.00	8/15/2024	2
Series MM	6/22/2017	333,432	$1.86	6/22/2024	2
Series NN	7/24/2017	200,087	$2.52	7/24/2024	2
Series RR	10/30/2017	251,761	$1.65	10/30/2022	*
Series SS	12/19/2017	200,000	$2.09	12/18/2022	*
Series TT	2/5/2018	600	$2.24	2/5/2023	*
Consultants	7/28/2017 – 11/18/2020	15,000	$2.18 -$11.61	11/17/2022 - 7/27/2027	*

*	No current period changes to these warrants

1.	Warrant Liabilities

The table below presents the fair value of the warrant liabilities as of:

	June 30, 2022	September 30, 2021
Series Z warrants	$-	$64,787
Series AA warrants	-	276,035
Series CC warrants	-	94,961
Series HH warrants	-	1,597
Total warrant liabilities	$-	$437,380

The table below presents the net gains (losses) on the warrant liabilities for the nine months ended June 30:

	2022	2021
Series W warrants	$-	$73,570
Series Z warrants	64,787	(113,094)
Series ZZ warrants	-	(98,692)
Series AA warrants	276,035	(306,606)
Series BB warrants	-	48,477
Series CC warrants	24,372	(596,001)
Series HH warrants	1,597	784
Net gain (loss) on warrant liabilities	$366,791	$(991,562)

The table below presents the net gains (losses) on the warrant liabilities for the three months ended June 30:

	2022	2021
Series Z warrants	$-	$583,404
Series ZZ warrants	-	(87,162)
Series AA warrants	-	355,215
Series BB warrants	-	64,678
Series CC warrants	-	199,256
Series HH warrants	-	1,228
Net gain loss on warrant liabilities	$-	$1,116,619

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

During the nine months ended June 30, 2022, 15,205 Series CC warrants were exercised at an exercise price of $5.00 for gross proceeds of $76,025. No warrants were exercised during the three months ended June 30, 2022.

The following warrants recorded as liabilities were exercised during the following periods:

	Nine Months Ended June 30, 2021			Three Months Ended June 30, 2021
Warrants	Warrants Exercised	Exercise Price	Proceeds	Warrants Exercised	Exercise Price	Proceeds
Series Z	79,200	$13.75	$1,089,000	-	-	$-
Series ZZ	20,000	$13.75	275,000	19,200	$13.75	264,000
Series AA	100,000	$13.75	1,375,000	-	-	-
Series CC	107,298	$5.00	536,490	5,000	$5.00	25,000
	306,498		$3,275,490	24,200		$289,000

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

On October 28, 2020, 688,930 Series W warrants, with an exercise price of $16.75, expired.

2. Equity Warrants

During the nine months ended June 30, 2022, 10,000 Series NN warrants were exercised at an exercise price of $2.52 for gross proceeds of $25,200. No warrants were exercised during the three months ended June 30, 2022.

The following warrants recorded as equity were exercised during the following periods:

	Nine Months Ended June 30, 2021			Three Months Ended June 30, 2021
Warrants	Warrants Exercised	Exercise Price	Proceeds	Warrants Exercised	Exercise Price	Proceeds
Series MM	464,201	$1.86	$863,414	147,929	$1.86	$275,148
Series NN	131,004	$2.52	330,130	109,170	$2.52	275,108
Series RR	165,888	$1.65	273,715	95,799	$1.65	158,068
Series SS	105,264	$2.09	220,002	-	$2.09	-
Series TT	270,696	$2.24	606,359	60,214	$2.24	134,879
	1,137,053		$2,293,620	413,112		$843,204

On June 13, 2022, the expiration dates of the Series N, Series X, Series Y, Series UU, Series MM and Series NN warrants were extended two years. The incremental costs of the warrant extensions were recorded consistent with the accounting for the initial warrant issuances. The incremental costs of the Series N, Series X and Series Y warrant extensions were recorded as a deemed dividend and totaled approximately $294,000 for the nine and three months ended June 30, 2022. The Series N and Series X warrants are held by the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a trustee and beneficiary. The incremental cost of the Series MM, Series NN and Series UU warrant extensions were recorded as interest expense, because these warrants were originally issued with convertible notes payable and totaled approximately $635,000 for the nine and three months ended June 30, 2022. The Series UU warrants and a portion of the Series MM and Series NN warrants are held by Geert Kersten, Patricia Prichep (current officers of the Company) and the de Clara Trust.

On June 28, 2021, the expiration dates of the Series N, Series X, Series Y and Series UU warrants were extended one year. On December 7, 2020, the expiration dates of the Series N, Series X, Series Y and Series UU warrants were extended six months. The incremental costs of the warrant extensions were recorded consistent with the accounting for the initial warrant issuances. The incremental costs of the Series N and Series X warrant extensions were recorded as a deemed dividend and totaled approximately $351,000 and $265,000 for the nine and three months ended June 30, 2021, respectively. The Series N and Series X warrants are held by the de Clara Trust. The incremental cost of the Series Y warrant extension was recorded as additional paid in capital and totaled approximately $103,000 and $62,000 for the nine and three months ended June 30, 2021. The incremental cost of the Series UU warrant extension was recorded as interest expense because these warrants were initially issued as an inducement to convert notes payable into common stock. The Series UU warrants are held by Geert Kersten, Patricia Prichep and the de Clara Trust.

3. Options and Shares Issued to Consultants

During the nine months ended June 30, 2022 and 2021, the Company issued 81,782 and 41,714 shares, respectively, of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $5.40 and $19.47 during the nine months ended June 30, 2022 and 2021, respectively. During the three months ended June 30, 2022 and 2021, the Company issued 38,287 and 13,184 shares, respectively, of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $3.52 and $23.39, respectively, during the three months ended June 30, 2022 and 2021. The aggregate values of the issuances of restricted common stock and common stock options are recorded as prepaid expenses and are charged to general and administrative expenses over the periods of service.

No options were issued to consultants during the nine and three months ended June 30, 2022. During the nine months ended June 30, 2021, the Company issued a consultant 5,000 options to purchase common stock with an exercise price of $11.61, at an aggregate fair value of approximately $28,000 and an expiration date of November 17, 2022. As of June 30, 2022 and September 30, 2021, 15,000 options issued to consultants were outstanding, all of which were issued from the Non-Qualified Stock Option plans and all of which are vested as of the balance sheet dates.

During the nine months ended June 30, 2022 and 2021, the Company recorded total expense of approximately $603,000 and $956,000, respectively, relating to the share-based compensation under these consulting agreements. During the three months ended June 30, 2022 and 2021, the Company recorded total expense of approximately $201,000 and $403,000, respectively, relating to the share-based compensation under these consulting agreements. On June 30, 2022 and September 30, 2021, consulting fees of approximately $221,000 and $364,000, respectively, are included in prepaid expenses.

4. Securities Purchase Agreement

In prior years, the Company was party to a Securities Purchase Agreement (SPA) with Ergomed plc (Ergomed), one of the Company’s Clinical Research Organizations responsible for managing the Company’s Phase 3 clinical trial, to facilitate payment of amounts due to Ergomed. Under the Agreement, the Company issued Ergomed shares of common stock and the net proceeds from the sales of those shares reduced outstanding amounts due Ergomed. Upon issuance, the Company expensed the full value of the shares as other non-operating gain/loss and subsequently offset the gain or loss as amounts were realized through the sale of shares by Ergomed and reduced accounts payable to Ergomed. Ergomed resold the final balance of shares issued in the quarter ended September 30, 2021. No shares were issued during the periods presented. No sales were made by Ergomed during the nine and three months ended June 30, 2022. During the nine and three months ended June 30, 2021, respectively, the Company realized approximately $1.4 million and $0.8 million through the sale by Ergomed of 111,500 and 36,000 shares of common stock and the Company reduced the payable to Ergomed and credited other operating gain by those amounts.

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

As of June 30, 2022, there were no outstanding derivative instruments. As of September 30, 2021, all the Company’s derivative instruments are classified as Level 3 of the fair value hierarchy.

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for the nine months ended June 30, 2022 and the year ended September 30, 2021:

	Nine months ended	Twelve months ended
	June 30, 2022	September 30, 2021

Beginning balance	$437,380	$3,765,613
Issuances	-	-
Exercises	(70,589)	(4,023,091)
Realized and unrealized net (gain) loss	(366,791)	694,858
Ending balance	$-	$437,380

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

E. RELATED PARTY TRANSACTIONS

During the nine months ended June 30, 2022, the Company issued officers 250,000 options that vest upon FDA approval of the marketing application. See Note C for more information about the options.

On June 13, 2022, the expiration dates of certain warrants, some of which are held by related parties, were extended by twenty-four months (Note C). The incremental cost of the modification of the Series N and Series X warrants, held by the de Clara Trust, was approximately $264,000 and was recorded as a deemed dividend in the financial statements for the nine and three months ended June 30, 2022. The incremental cost of the modification of the Series MM, Series NN and Series UU warrants, relating to those warrants held by the de Clara Trust and certain officers of the Company, was approximately $457,000 and was recorded as interest expense for the nine and three months ended June 30, 2022. This accounting treatment is consistent with the original recording of these warrants which were issued with convertible debt. All warrants holders were given the same modified terms.

In June 2021, the expiration dates of the Series N, Series X, Series Y and Series UU warrants were extended one year. In December 2020, the expiration dates of the Series N, Series X, Series Y and Series UU warrants were extended six months. The incremental costs of the warrant extensions were recorded consistent with the accounting for the initial warrant issuances. The incremental costs of the Series N and Series X warrant extensions were recorded as a deemed dividend and totaled approximately $351,000 and $265,000 for the nine and three months ended June 30, 2021, respectively. The incremental cost of the Series UU warrant extension was recorded as interest expense and totaled approximately $24,000 for the nine and three months ended June 30, 2021.

F. COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

Under co-development and revenue sharing agreements with Ergomed, Ergomed agreed to contribute up to $12 million towards the Company’s Phase 3 Clinical Trial in the form of discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount. The Company accounted for the co-development and revenue sharing agreements in accordance with ASC 808 “Collaborative Arrangements.” The Company determined the payments to Ergomed are within the scope of ASC 730 “Research and Development.” Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its Statements of Operations. Since the inception of the agreement with Ergomed, the Company has incurred research and development expenses of approximately $35.5 million for Ergomed’s services. This amount is net of Ergomed’s discount of approximately $11.8 million. During the nine months ended June 30, 2022 and 2021, the Company recorded, net of Ergomed’s discount, approximately $0.5 million and $1.4 million, respectively, of research and development expense related to Ergomed’s services. During the three months ended June 30, 2022 and 2021, the Company recorded, net of Ergomed’s discount, approximately $0.1 million and $0.4 million, respectively, as research and development expense related to Ergomed’s services.

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

On June 30, 2022 and September 30, 2021, the net book value of the finance lease right of use asset is approximately $11.4 million and $12.7 million, respectively, and the balance of the finance lease liability is approximately $13.6 million and $13.8 million, respectively, of which approximately $1.5 million and $0.6 million is current on June 30, 2022 and September 30, 2021, respectively. These amounts include the San Tomas lease as well as several other smaller finance leases for office equipment. The finance right of use assets are being depreciated using the straight-line method over the underlying lease terms. Total cash paid related to finance leases during the nine months ended June 30, 2022 and 2021 was approximately $1.9 million and $1.6 million, respectively, of which approximately $0.9 million was for interest in each nine-month period. As of June 30, 2022, the weighted average discount rate of the Company’s finance leases is 8.45% and the weighted average time to maturity is 6.3 years.

In August 2020, the Company entered an amendment to the San Tomas lease under which the landlord agreed to allow the Company to substantially upgrade the manufacturing facility in preparation for the potential commercial production of Multikine. The project was completed and the improvements were placed in service in October 2021. The total cost was $11.1 million, of which the landlord financed $2.4 million. The landlord financing is being repaid through increased lease payments which started in March 2021 and extend over the remaining lease term. The repayment includes a base rent which escalates at 3% each year plus interest that accrues at 13.75% per year. The Company remeasured the lease liability to account for the modified payments using an 8.45% implicit interest rate. The rate was determined using a synthetic credit rating analysis prepared by an outside valuation specialist. The financing is accounted for as a lease incentive from the landlord and is included in the calculation of the lease liability as it was realized. The leasehold improvements are recorded in property and equipment and are being amortized over the remaining lease term.

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

Approximate future minimum lease payments under finance leases as of June 30, 2022 are as follows:

Three months ending September 30, 2022	$625,000
Year ending September 30,
2023	2,576,000
2024	2,655,000
2025	2,741,000
2026	2,832,000
2027	2,923,000
Thereafter	3,267,000
Total future minimum lease obligation	17,619,000
Less imputed interest on finance lease obligations	(3,985,000)
Net present value of finance lease obligations	$13,634,000

The Company leases two facilities under operating leases. The lease for the Company’s office headquarters will expire on November 30, 2025. The lease for its research and development laboratory was renewed in September 2021 for an additional ten years and will expire on February 29, 2032. The renewal was considered a modification for accounting purposes and the right of use asset and liability were remeasured as of the date of the renewal. This resulted in an increase of approximately $1.1 million to the operating lease right of use asset and liability. The operating leases include escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the terms of the leases. As of June 30, 2022 and September 30, 2021, the net book value of the operating lease right of use assets is approximately $1.9 million and $2.1 million, respectively. As of June 30, 2022 and September 30, 2021, the balance of the operating lease liabilities is approximately $2.1 million, of which approximately $0.2 million and $0.1 million is current on June 30, 2022 and September 30, 2021, respectively. The Company incurred lease expense for operating leases of approximately $272,000 and $198,000, respectively, for the nine months ended June 30, 2022 and 2021. The Company incurred lease expense for operating leases of approximately $91,000 and $66,000, respectively, for the three months ended June 30, 2022 and 2021. Total cash paid related to operating leases during the nine months ended June 30, 2022 and 2021 was approximately $199,000 and $176,000, respectively. The weighted average discount rate of the Company’s operating leases is 9.09% and the weighted average time to maturity is 9.0 years.

As of June 30, 2022, future minimum lease payments on operating leases are as follows:

Three months ending September 30, 2022	$86,000
Year ending September 30,
2023	348,000
2024	357,000
2025	366,000
2026	287,000
2027	277,000
Thereafter	1,325,000
Total future minimum lease obligation	3,046,000
Less imputed interest on operating lease obligation	(986,000)
Net present value of operating lease obligation	$2,060,000

  G.  PATENTS

During the nine months ended June 30, 2022 and 2021, respectively, patent impairment charges of approximately $31,000 and $0, were recorded. No patent impairment charges were recorded during the three months ended June 30, 2022 and 2021. For the nine months ended June 30, 2022 and 2021, amortization of patent costs totaled approximately $39,000 in each period. For the three months ended June 30, 2022 and 2021, amortization of patent costs totaled approximately $12,000 and $13,000, respectively. Approximate estimated future amortization expense is as follows:

Three months ending September 30, 2022	$10,000
Year ending September 30,
2023	38,000
2024	30,000
2025	28,000
2026	24,000
2027	21,000
Thereafter	71,000
Total	$222,000

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

The following tables provide the details of the basic and diluted loss per-share computations:

	Nine months ended June 30,		Three months ended June 30,
	2022	2021	2021	2021
Loss per share - basic
Net loss available to common shareholders - basic	$(28,533,091)	$(28,507,113)	$(9,926,993)	$(9,203,350)
Weighted average shares outstanding - basic	43,124,972	39,907,624	43,174,775	41,020,485
Basic loss per common share	$(0.66)	$(0.71)	$(0.23)	$(0.22)

Loss per share - diluted
Net loss available to common shareholders - basic	$(28,533,091)	$(28,507,113)	$(9,926,993)	$(9,203,350)
Unrealized gain on derivatives (1)	-	(1,236,514)	-	(1,233,597)
Net loss available to common shareholders – diluted	$(28,533,091)	$(29,743,627)	$(9,926,993)	$(10,436,947)

Weighted average shares outstanding - basic	43,124,972	39,907,624	43,174,775	41,020,485
Incremental shares underlying dilutive “in the money” warrants (1)	-	250,697	-	210,597
Weighted average shares outstanding - diluted	43,124,972	40,158,321	43,174,775	41,231,082
Diluted loss per common share	$(0.66)	$(0.74)	$(0.23)	$(0.25)

(1)	Includes shares issuable upon the exercise of the Series Z, AA, BB, CC and HH warrants for the nine and three months ended June 30, 2021.

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net earnings (loss) per share excludes the following securities because their inclusion would have been anti-dilutive as of June 30:

	2022	2021

Options and Warrants	14,295,501	6,979,170
Unvested Restricted Stock	151,250	166,500
Total	14,446,751	7,145,670

J. SUBSEQUENT EVENTS

On August 2 2022, the Company appointed Dr. Gail K. Naughton to the Company's Board of Directors.

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

The study used the standard of care treatment for advanced primary head and neck cancer patients as a comparison. The patients received surgery followed by either radiation or chemoradiation (chemotherapy and radiation at the same time), as determined by the physician. This meant that there were two treatment arms: (1) surgery plus radiation or (2) surgery plus chemoradiation. The arm that received Multikine treatment followed by surgery and radiation showed great survival benefit, but when chemotherapy was added in the second treatment arm, the immunological effect of Multikine was negated. Therefore, when the two treatment arms were combined the study did not achieve its primary endpoint of a 10% improvement in overall survival.

The analysis of the separate treatment arms (radiation and chemoradiation) was prespecified in the protocol and carried out prior to the Company becoming unblinded. The OS benefit of 14.1% at 5 years for this treatment arm exceeded the 10% OS benefit set out for the study population as a whole. The OS results for this treatment arm are significant (two-sided p=0.0236, HR=0.68) and the effect is robust, durable and increasing over time, and advanced primary head and neck cancer represents an unmet medical need. The Company believes that these results for one treatment arm in the Phase 3 cancer study of Multikine are very meaningful and is working on the best way to bring Multikine to market in the US and other countries.

On May 27, 2022, the Company announced the American Society of Clinical Oncology (ASCO) published two abstracts related to our pivotal Phase 3 Multikine head and neck cancer clinical trial. The poster was presented by the Company’s Chief Scientific Officer, Eyal Talor, Ph.D. at the 2022 ASCO Annual Meeting on June 6, 2022 in Chicago, Illinois. The abstract titles and corresponding links are as follows:

1.

“Leukocyte interleukin injection (LI) immunotherapy extends overall survival (OS) in treatment-naive low-risk (LR) locally advanced primary squamous cell carcinoma of the head and neck: The IT-MATTERS study.”

o	Link to abstract: https://meetings.asco.org/abstracts-presentations/207201

o	Link to poster: https://cel-sci.com/wp-content/uploads/2022/06/CEL-SCI-ASCO-2022-Poster-6032-June-6-Head-and-Neck-Cancer-1.pdf

2.	“Novel algorithm for assigning risk/disease-directed treatment (DDT) choice in locally advanced primary squamous cell carcinoma of the head and neck (SCCHN): Using pretreatment data only.”

o	Link to abstract: https://meetings.asco.org/abstracts-presentations/207202/

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

Capital raised by the Company has been expended primarily for patent applications, research and development, administrative costs, and the construction and upgrade of the Company’s manufacturing and laboratory facilities. The Company does not anticipate realizing significant revenues until entering into licensing arrangements for its technology and know-how or until it receives regulatory approval to sell its products (which could take several years). Thus, the Company has been dependent upon the proceeds from the sale of its securities to meet all of the Company’s liquidity and capital requirements and anticipates having to do so in the future.

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

As of June 30, 2022, the Company has incurred approximately $63.6 million of direct costs for the Phase 3 clinical trial and the filing of the clinical study report to the FDA since the Company launched its Phase 3 clinical trial for Multikine. The Company estimates it will incur additional expenses of approximately $0.9 million for the remainder of the Phase 3 clinical trial and the filing of the clinical study report to the FDA. It should be noted that this estimate is based only on the information currently available from the CROs responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., the manufacturing of the drug.

The Company uses two CROs to manage the global Phase 3 study; ICON and Ergomed, who are both international leaders in managing oncology trials.

Under a co-development agreement, Ergomed agreed to contribute up to $12 million towards the study where it will perform clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount. Approximately $11.8 million of the committed $12 million contribution has been realized as of June 30, 2022.

During the nine months ended June 30, 2022, the Company used approximately $14.1 million in cash, after considering the maturity and transfer to cash of the remaining $6.2 million in U.S. Treasury bills (T-bills). Significant components of this decrease include cash used to fund the Company’s regular operations, including its Phase 3 clinical trial, of approximately $13.3 million, leasehold improvement costs of approximately $0.6 million and approximately $1.1 million in lease payments. These outflows are offset by approximately $0.8 million in lease incentives received from the landlord to partially offset costs of the manufacturing facility upgrade and approximately $0.1 million in proceeds from the exercise of options and warrants.

During the nine months ended June 30, 2021, the Company’s cash increased by approximately $20.4 million after the purchase of $11.1 million of U.S. Treasury bills (T-bills). Not including the purchase of the T-bills, cash increased by approximately $31.6 million. Significant components of the increase include approximately $47.2 million in net proceeds from the sale of common stock through public offerings, approximately $6.2 million in proceeds from the exercise of warrants and options, and receipt of approximately $1.6 million in lease incentives, offset by net cash used to fund the Company’s operations, including its Phase 3 clinical trial, of approximately $14.0 million, approximately $8.6 million of equipment and leasehold improvement expenditures and approximately $0.8 million in lease payments.

In October 2021, the Company completed a major upgrade of its leased manufacturing facility to prepare for the potential commercial production of Multikine. Total costs of this upgrade were approximately $11.1 million, of which the landlord of the property financed $2.4 million. The landlord financing is being repaid through increased lease payments over the remaining term of the lease.

During the nine months ended June 30, 2022, 25,205 warrants were exercised at a weighted average exercise price of $4.02 for total proceeds of approximately $0.1 million. During the nine months ended June 30, 2021, 1,443,551 warrants were exercised at a weighted average exercise price of $3.86 for total proceeds of approximately $5.6 million. These exercises include 437,312 warrants exercised during the three months ended June 30, 2021 for proceeds of approximately $1.1 million and a weighted average exercise price of $2.59.

Results of Operations and Financial Condition

The Company incurred a net operating loss of approximately $27.1 million for the nine months ended June 30, 2022. This net operating loss consists of significant non-cash expenses including approximately $9.1 million in stock-based employee compensation and approximately $2.8 million in depreciation and amortization expense and approximately $0.6 million in warrant modification expenses. The Company incurred a net operating loss of approximately $8.7 million for the three months ended June 30, 2022. This net operating loss consists of significant non-cash expenses including approximately $2.4 million in employee stock-based compensation and approximately $1.0 million in depreciation and amortization expense and approximately $0.6 million in warrant modification expenses.

During the nine months ended June 30, 2022, research and development expenses increased by approximately $1.1 million, or 6%, compared to the nine months ended June 30, 2021. Major components of this increase include approximately $1.1 million increase in employee stock compensation expense and approximately $1.2 million increase in depreciation, primarily related to leasehold improvements to the manufacturing facility that were placed in service in October 2021, an increase of approximately $0.8 million of costs incurred to prepare for the potential commercial sale of Multikine, and an increase of approximately $0.1 million in other miscellaneous research and development expenses. These increases were offset by a decrease of approximately $2.1 million in costs related to the Phase 3 clinical study. During the three months ended June 30, 2022, research and development expenses decreased by approximately $0.9 million, or 12%, compared to the three months ended June 30, 2021. Major components of this decrease include approximately $1.5 million less costs related to the Phase 3 clinical study offset by approximately $0.4 million increase in depreciation, primarily of leasehold improvements to the manufacturing facility that were placed in service in October 2021, and a net increase of approximately $0.2 million in other research and development expenses.

During the nine months ended June 30, 2022, general and administrative expenses decreased by approximately $1.7 million, or 17%, compared to the nine months ended June 30, 2021. This decrease is primarily due to a decrease in employee stock compensation expense of approximately $2.0 million offset by a $0.3 million increase in other net general and administrative expenses. During the three months ended June 30, 2022, general and administrative expenses decreased by approximately $0.8 million, or 26%, compared to the three months ended June 30, 2021. This decrease is primarily due to a decrease in employee stock compensation expense of approximately $1.0 million offset by a $0.2 million increase in other net general and administrative expenses.

The approximate $0.4 million gain on derivative instruments for the nine months ended June 30, 2022 varies significantly from the $1.0 million loss on derivative instruments for the nine months ended June 30, 2021. The variance is the result of the change in fair value of the derivative liabilities at the respective balance sheet dates, which is caused mainly by fluctuation in the share price of the Company’s common stock. All derivative warrants have been exercised or have expired as of June 30, 2022, and therefore, unless additional liability classified warrants are issued, there will be no additional gain or loss reported.

Other non-operating gain primarily relates to the Securities Purchase Agreement (SPA) with Ergomed plc as described in Item 4 under Note C. Under the SPA, the Company issued Ergomed shares of common stock and the net proceeds from the sales of those shares reduces outstanding amounts due Ergomed. Upon issuance, the Company expensed the full value of the shares as other non-operating gain/loss and subsequently offset the gain or loss as amounts were realized through the sale by Ergomed and reduced accounts payable to Ergomed. The amount of the gain or loss is a result of the timing of shares issued to Ergomed and the subsequent re-sale of those shares. There was no activity under the agreement during the nine months ended June 30, 2022. During the nine and three months ended June 30, 2021, the Company realized approximately $1.4 million and $0.8 million, respectively, in value upon the resale of shares. Ergomed resold the final balance of shares issued in the quarter ended September 30, 2021.

Research and Development Expenses

The Company’s research and development efforts involve Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Nine months ended June 30,		Three months ended June 30,
	2022	2021	2022	2021
MULTIKINE	$18,035,279	$16,582,740	$6,039,977	$6,849,923
LEAPS	858,578	1,235,633	246,896	332,176
TOTAL	$18,893,857	$17,818,373	$6,286,873	$7,182,099

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company has conducted an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2022. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives. Based on the evaluation, the Chief Executive and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended June 30, 2022 the Company issued 81,782 restricted shares of common stock to consultants for investor relations services.

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

CEL-SCI CORPORATION

Date: August 12, 2022	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer*

* Also signing in the capacity of the Principal Accounting and Financial Officer.

