Form 10-K
period 2022-09-30
CEL SCI CORP
filed 2022-12-27
CIK 725363

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2022, as quoted on the NYSE American, was $163,568,793.

As of December 14, 2022, the Registrant had 43,679,863 issued and outstanding shares of common stock.

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

All forward-looking statements are expressly qualified in their entirety by this cautionary statement. The forward-looking statements contained in this report speak only as of their respective dates. Except to the extent required by applicable laws and regulations, we undertake no obligation to update these forward-looking statements to reflect new information, events or circumstances or to reflect the occurrence of unanticipated events. In light of these risks and uncertainties, the forward-looking events and circumstances described in this report may not occur and actual results could differ materially from those anticipated or implied in such forward-looking statements. Accordingly, you are cautioned not to place undue reliance on these forward-looking statements.

PART I

ITEM 1. BUSINESS

CEL-SCI Corporation (CEL-SCI) is a clinical-stage biotechnology company focused on finding the best way to activate the immune system to fight cancer and infectious diseases. Its lead investigational therapy Multikine® (Leukocyte Interleukin, Injection) completed a pivotal Phase 3 clinical trial for patients who are newly diagnosed with locally advanced (stage III and IV) primary (not yet treated) squamous cell carcinoma of the head and neck (SCCHN). Multikine has received Orphan Drug Status from the U.S. Food and Drug Administration(FDA) for this indication. The study is believed to be the biggest Phase 3 head and neck cancer study ever with 928 patients and lasted almost 10 years. This trial was under the management of two clinical research organizations(CROs): ICON plc.(ICON) and Ergomed Clinical Research Limited (Ergomed).

On June 28, 2021, the Company announced top line results from its pivotal Phase 3 study for Multikine. The Phase 3 results showed a long-term 5-year overall survival (OS) benefit in the treatment arm that received Multikine treatment followed by surgery and radiation (the lower risk to recurrence treatment arm). This survival benefit was robust and durable and added no toxicity to the overall treatment, something not commonly seen with cancer drugs. In fact, the survival benefit increased over time and at 5-years the overall survival benefit reached an absolute 14.1% advantage for the Multikine treated arm over control (n=380, total study patients treated with surgery plus radiation), control arm 48.6%, Multikine arm 62.7% survival.

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

However, the analysis of the separate treatment arms was prespecified in the protocol and carried out prior to the Company becoming unblinded. The OS benefit of 14.1% at 5 years for this treatment arm exceeded the 10% OS benefit set out for the study population as a whole. The OS results for this treatment arm are significant (two-sided p=0.0236, HR=0.68) and the effect is robust, durable and increasing over time. In addition, the study had a significant number of patients who had partial and even complete tumor responses following the 3-week treatment with Multikine. Most of those were among the patients who did not receive chemotherapy. It was also discovered that patients who have tumor burden reductions (early tumor responders) have significantly improved survival. The results from the Phase 3 cancer study proved that Multikine met all of the protocol required benefits stated in the study protocol in patients in the treatment arm receiving surgery and radiation as their standard therapies. The Company will be filing for and seeking FDA approval for the use of Multikine in the treatment of advanced primary head and neck cancer in this patient population of about 210,000 patients annually worldwide.

CEL-SCI’s investigational immunotherapy Multikine is being used in a different way than cancer immunotherapy is usually used. It is given before any other therapy has been administered because that is when the immune system is thought to be strongest (as a neoadjuvant). It is also administered locally around the tumors and near the draining lymph node. In the Phase 3 clinical trial, Multikine was given locally for three weeks, five days per week as a first line treatment before surgery, radiation or radiochemotherapy. The goal is to help the intact immune system “see” the cancer and kill the micro metastases that usually cause recurrence of the cancer. In short, CEL-SCI believes that local administration and administration of Multikine before weakening of the immune system by surgery and radiation will result in improved outcomes and better overall survival rates for patients suffering from head and neck cancer.

CEL-SCI is also investigating a peptide-based immunotherapy (CEL-4000) as a vaccine for rheumatoid arthritis using its LEAPS technology platform.

CEL-SCI was formed as a Colorado corporation in 1983. CEL-SCI’s principal office is located at 8229 Boone Boulevard, Suite 802, Vienna, VA 22182. CEL-SCI’s telephone number is 703-506-9460 and its website is www.cel-sci.com. CEL-SCI does not incorporate the information on its website into this report, and you should not consider it part of this report.

CEL-SCI makes its electronic filings with the Securities and Exchange Commission (SEC), including its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to these reports. These filings are available on its website free of charge as soon as practicable after they are filed or furnished to the SEC.

CEL-SCI’S PRODUCTS

CEL-SCI is a clinical-stage biotechnology company dedicated to research and development directed at improving the treatment of cancer and other diseases by using the immune system, the body’s natural defense system. CEL-SCI is currently focused on the development of the following product candidates and technologies:

1)	Multikine, an investigational immunotherapy under development for the potential treatment of certain head and neck cancers;

2)	L.E.A.P.S. (Ligand Epitope Antigen Presentation System) technology, or LEAPS, with a product candidate CEL-4000, under development for the potential treatment of rheumatoid arthritis.

None of CEL-SCI’s product candidates have been approved for sale, barter or exchange by the FDA or any other regulatory agency for any use to treat disease in humans nor has the safety or efficacy of these products been established for any use. There can be no assurance that obtaining marketing approval from the FDA in the United States and by comparable agencies in most foreign countries will be granted.

MULTIKINE

CEL-SCI’s lead investigational therapy, Multikine, is currently being developed as a potential therapeutic agent directed at using the immune system to produce an anti-tumor immune response. Data from Phase 1 and Phase 2 clinical trials suggest that Multikine may help the immune system “see” the tumor and then attack it, enabling the body’s own anti-tumor immune response to fight the tumor. Multikine is the trademark that CEL-SCI has registered for this investigational therapy, and this proprietary name is subject to review by the FDA, in connection with CEL-SCI’s future anticipated regulatory submission for approval in the United States. Multikine has not been licensed or approved for sale, barter or exchange by the FDA or any other regulatory agency, such as the European Medicine Agency(EMA), and neither its safety nor its efficacy been established.

Multikine is an immunotherapy product candidate comprised of a patented defined mixture of 14 human natural cytokines. If commercial approval is obtained, CEL-SCI intends to manufacture Multikine in a proprietary manner in CEL-SCI’s manufacturing facility near Baltimore, Maryland, USA. CEL-SCI spent over 10 years and more than $100 million developing and validating the manufacturing process for Multikine. The pro-inflammatory cytokine mixture includes interleukins, interferons, chemokines and colony-stimulating factors, which contain elements of the body’s natural mix of defenses against cancer.

Multikine is designed to be used in a different way than cancer immunotherapy is generally being used. Generally, cancer immunotherapy is given to patients who have already failed other treatments such as surgery, radiation and/or chemotherapy and most of the time it is administered systemically. Multikine on the other hand is administered locally to treat tumors and their microenvironment before any other therapy has been administered because it is believed that this is the time when the immune system would be strongest and most amenable to activation against the tumor. For example, in the Phase 3 clinical trial, Multikine was injected locally around the tumor and near the adjacent draining lymph nodes for three weeks, five days a week as a first treatment before surgery, radiation and/or chemotherapy. The goal is to help the intact immune system recognize and kill the tumor micro metastases that usually cause recurrence of the cancer. In short, CEL-SCI believes that the local administration of Multikine before weakening of the immune system by surgery, chemotherapy and radiation will result in better anti-tumor response than if Multikine were administered after surgery and radiation. In clinical studies of Multikine, administration of the investigational therapy to head and neck cancer patients has demonstrated the potential for lesser or no appreciable toxicity.

Source: Adapted from Timar et al., Journal of Clinical Oncology 23(15) May 20, 2005

The first indication CEL-SCI is pursuing for its investigational drug product candidate Multikine is an indication for the neoadjuvant therapy in patients with squamous cell carcinoma of the head and neck, or SCCHN (hereafter also referred to as advanced primary head and neck cancer).

On May 27, 2022, CEL-SCI announced the American Society of Clinical Oncology (ASCO) published two abstracts related to its pivotal Phase 3 Multikine head and neck cancer clinical trial. The poster was presented by CEL-SCI’s Chief Scientific Officer, Eyal Talor, Ph.D. at the 2022 ASCO Annual Meeting on June 6, 2022 in Chicago, Illinois. The abstract titles and corresponding links are as follows:

•

“Leukocyte interleukin injection (LI) immunotherapy extends overall survival (OS) in treatment-naive low-risk (LR) locally advanced primary squamous cell carcinoma of the head and neck: The IT-MATTERS study.”

o	Link to abstract: https://meetings.asco.org/abstracts-presentations/207201
o	Link to poster: https://cel-sci.com/wp-content/uploads/2022/06/CEL-SCI-ASCO-2022-Poster-6032-June-6-Head-and-Neck-Cancer-1.pdf
•	“Novel algorithm for assigning risk/disease-directed treatment (DDT) choice in locally advanced primary squamous cell carcinoma of the head and neck (SCCHN): Using pretreatment data only.”
o	Link to abstract: https://meetings.asco.org/abstracts-presentations/207202/

At ASCO 2022, CEL-SCI presented data that showed the following:

•

14.1% absolute advantage in overall survival (OS) at 5-years in the lower-risk-for-recurrence treatment arm (62.7% vs 48.6%) of patients with previously untreated locally advanced primary squamous cell carcinoma of the head and neck (Multikine+CIZ) versus the standard of care (SOC) control patients. Patients in the “lower-risk-for-recurrence” treatment arm are those with no adverse features discovered during surgery and who are therefore supposed to receive radiotherapy only after surgery. However, “lower-risk” does not mean low risk, as this treatment arm without CEL-SCI’s investigational Multikine still saw less than 50% survival 5-years post standard of care treatment alone (control group).

•	Nearly 4-year increase in median survival in this treatment arm (101.7 months for Multikine+CIZ versus 55.2 months for the SOC alone).

•	Objective response before surgery (partial and complete tumor responses):
o	In 8.5% (45/529) of Multikine-treated patients in the intent-to-treat (ITT) population (n=923) versus zero in the SOC alone (control).
o	In 16.0% (34/212) of Multikine-treated patients in this treatment arm (n=380) versus zero in the SOC alone (control).
•	Complete tumor response before surgery in five of the early responders, all five of which were in the Multikine+CIZ treatment arm.
•	Objective responses before surgery were prognostic for improved survival and significant for reduced death rate:
o	In the overall ITT population, 22.2% death rate (n=45) among objective responders before surgery versus 54.1% death rate for the Multikine non-responders (n=484).
o	In the Proposed Indication, 17.6% death rate (n=34) among objective responders before surgery versus 42.7% death rate for the Multikine non-responders (n=178).
•

Histopathological analysis confirmed the effect of Multikine, as 61 markers, ratios, and combinations showed a statistically significant effect (two-sided p<0.05) favoring the Multikine+CIZ treatment arm versus the SOC alone (control) for OS, Progression Free Survival (PFS), and Locoregional Control (LRC) outcomes.

•	Additional (confirmatory) progression-free survival (PFS) benefit in the Proposed Indication was observed for Multikine+CIZ versus the SOC alone.
•

Pre-specified analysis of the Proposed Indication was noted and discussed in the original study protocol and pre-specified in the statistical analysis plan. The Proposed Indication comprised about 40% of all study participants.

•	The overall incidence of adverse events and serious adverse events in the Multikine arms was not substantially different versus the SOC alone.

CEL-SCI also presented a selection process (algorithm) that allows physicians to select before surgery those patients who are intended to receive only radiotherapy after surgery.

On September 12, 2022, CEL-SCI announced two poster presentations were delivered at the European Society for Medical Oncology (EMSO) annual Congress. Data presented were from CEL-SCI’s pivotal Phase 3 study and summarized below:

Poster Presentation: Early response to Neoadjuvant Leukocyte Interleukin Injection (LI) immunotherapy extends overall survival (OS) in locally advanced primary squamous cell carcinoma (SCC) of the head & neck (HN): the IT-MATTERS Study

•

Early tumor response (early response) to neoadjuvant Multikine-Treatment is noted before surgery (occurring at median 5 weeks post-randomization) adding credibility to the isolated impact of early treatment

•	Early response provides a positive signal to both patients and care providers (early in the treatment course)
•	Early response was noted only in the Multikine* (Leukocyte Interleukin Injection) treatment groups and not in the control group
•	Early response occurs in both the Lower Risk and Higher Risk groups for recurrence (Risk as defined per NCCN Guidelines)
•	Early response is prognostic and predictive for overall survival in:
•	The overall population; and
•	The Lower Risk population
•	Benefit was also seen in Multikine-treated Lower Risk non-responders
•	Link to poster: https://cel-sci.com/wp-content/uploads/2022/09/CEL-SCI-ESMO-690P-Early-Responders-Poster-FINAL.pdf
•	Link to video presentation: https://youtu.be/zMoFtweVGzs

Poster Presentation: Histopathology (HP) biomarkers confirm Leukocyte Interleukin Injection (LI) treatment (Tx) outcome in naïve locally advanced primary head & neck squamous cell carcinoma (SCCHN) the IT-MATTERS Study

•

Pre-defined markers, ratios, and combinations derived from Multikine treated tumor samples at surgery contribute to Multikine efficacy for all three efficacy endpoints (OS), progression free survival (PFS), and local regional control (LRC)

•	Broad representation of markers, ratios, and combinations overall and for Lower Risk (LR) for the OS, PFS, LRC efficacy study endpoints
•

There were 61 (21.9%) favorable overall and 54 (19.4%) favorable Lower Risk treatment group outcomes (much beyond 2.5% chance) and only a total of five instances (1.9%) [all High Risk] having unfavorable treatment group outcome (within the realm of chance)

•	These biomarkers were prognostic for superior efficacy of the post-surgery adjuvant radiotherapy as compared to adjuvant chemoradiotherapy
•	The results support the Lower Risk treatment advantage (0.68 HR, Wald p<0.05) significantly favoring Multikine+CIZ+ SOC vs SOC alone
•	Link to poster: https://cel-sci.com/wp-content/uploads/2022/09/CEL-SCI-ESMO-128P-HP-Poster-FINAL.pdf

The study used the standard of care treatment for advanced primary head and neck cancer patients as a comparison. The patients received surgery followed by either radiation or chemoradiation (chemotherapy and radiation at the same time), as determined by the physician based on pathology from surgery. This means that there were 2 distinctly different treatment arms, 1) surgery plus radiation or 2) surgery plus chemoradiation. The arm that received Multikine treatment followed by surgery and radiation showed great survival benefit, but when chemotherapy was added in the second treatment arm, the immunological effect of Multikine was negated. Therefore, when the two treatment arms were combined the study did not achieve its primary endpoint of a 10% improvement in overall survival.

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

CEL-SCI also presented data at the ESMO cancer meeting in September 2022. Particularly important is the early tumor response (ER) seen as a direct result of the 3-week Multikine treatment. LR means lower risk for recurrence which is scheduled to be treated with surgery and radiotherapy, HR means higher risk for recurrence which is scheduled to be treated with surgery followed by radiotherapy and concurrent chemotherapy. MK means Multikine. OS means Overall Survival.

There were 45 objective Early Tumor Responses (5 complete and 40 partial responders) and 462 deaths (50.1%); the 5 complete responders [CRs] were all confirmed by pathology. ERs were only observed in the two Multikine-treated groups (8.5% combined MK; 16% LR combined MK vs 3.7% HR MK; 15.2% LR MK+CIZ+SOC). ERs were more commonly seen in the LR group (16.0%) vs the HR group (3.7%). No responders were seen in the SOC patients. In the MK-treated groups, death rates fell significantly for ERs vs non-responders (54.1% vs 22.2% combined MK; 42.5% vs 17.6% LR combined MK groups; 40.7% vs 12.5% LR (MK+CIZ+SOC); the corresponding hazard ratios (HZR) were 0.301 (Wald p<0.0001) overall, 0.348 (p=0.0067) for LR MK, and 0.246 (p=0.01) for LR MK=CIZ=SO in support of ER being supportive.

Assuming no OS prolongation for the remaining 84.8%, this equates to a 46.5% OS gain corresponding to the observed 0.68 HZR (1/1.465) for the ITT Lower Risk LI (MK)+CIZ+SOC group; this was consistent with the observed 46.5-month median OS advantage for LR LI+CIZ+SOC (101.7 months) vs LR SOC (55.2 months). ER was also predictive; among the 45 responders; there were only 10 deaths (22.2%) in contrast to 452 (51.5%) for the overall ITT population. Thus, ER was predictive from both a modeling and outcome perspective. The conclusions were as follows: Objective ER was only observed for the MK treatments. Multiple ERs were observed across LR (n=34), HR (n=10), and UC (n=1). ER from MK treatment is not only prognostic but also predicts a most favorable OS outcome.

Since CEL-SCI launched its Phase 3 clinical trial for Multikine, CEL-SCI has incurred expenses of approximately $64.1 million as of September 30, 2022 on direct costs for the Phase 3 clinical trial. CEL-SCI estimates it will incur additional expenses of approximately $0.6 million for the remainder of the Phase 3 clinical trial and the filing of the clinical study report to the FDA. It should be noted that this estimate is based only on the information currently available from the CROs responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., preparations for the potential commercial manufacture of the drug.

Ultimately, the decision as to whether CEL-SCI’s drug product candidate is safe and effective can only be made by the FDA and/or by other regulatory authorities based upon an assessment of all of the data from an entire drug development program submitted as part of an application for marketing approval. As detailed in the Risk Factors section of this report, the current Phase 3 clinical study for CEL-SCI’s investigational drug may or may not be able to be used as the pivotal study supporting a marketing application in the United States, and, if not, at least one entirely new Phase 3 pivotal study would need to be conducted to support a marketing application in the United States. However, CEL-SCI does not believe that this would be ethical or supported by the survival data for this unmet medical need.

Development Agreements for Multikine

In August 2008, CEL-SCI signed an agreement with Teva Pharmaceutical Industries Ltd., or Teva, that gives Teva the exclusive right and license to market, distribute and sell Multikine, if approved, in Israel and Turkey for treatment of head and neck cancer. The agreement terminates on a country-by-country basis 10 years after the product launch in each country or upon a material breach or upon bankruptcy of either party. The agreement will automatically extend for additional two-year terms unless either party gives notice of its intent not to extend the agreement. If CEL-SCI develops Multikine for other oncology indications and Teva indicates a desire to participate, the parties have agreed to negotiate in good faith with respect to Teva’s participation and contribution in future clinical trials.

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

If Multikine is approved for sale, Orient Europharma will purchase Multikine from CEL-SCI for 35% of the gross selling price in each country.Orient Europharma is obligated to use the same diligent efforts to develop, register, market, sell and distribute Multikine in its territory as with its own products or other licensed products.

The agreement will terminate on a country-by-country basis 15 years after the product approval for Multikine in each country, at which point the agreement will be automatically extended for successive two year periods, unless either party gives notice of its intent not to extend the agreement. The agreement may also be terminated upon the bankruptcy of either party or material misrepresentations that are not cured within 60 days. If the agreement ends before the 15-year term through no fault of either party, CEL-SCI will reimburse Orient Europharma for a prorated part of Orient Europhorma’s costs towards the clinical trials of Multikine. If Orient Europharma fails to make certain minimum purchases of Multikine during the term of the agreement, Orient Europhorma’s rights to the territory will become non-exclusive.

CEL-SCI has a licensing agreement with Byron Biopharma LLC (Byron) under which CEL-SCI granted Byron an exclusive license to market and distribute Multikine in the Republic of South Africa, if approved. This license will terminate 20 years after marketing approval in South Africa or after the bankruptcy or uncured material breach by either party. After the 20-year period has expired, the agreement will be automatically extended for successive two-year periods, unless either party gives notice of its intent not to extend the agreement.

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

LEAPS Candidates: CEL-2000, CEL-4000 and DerG-PG275(Cit)

On September 19, 2017, CEL-SCI announced that it had been awarded a Phase 2 Small Business Innovation Research (SBIR) grant in the amount of $1.5 million from the National Institute of Arthritis and Musculoskeletal and Skin Diseases(NIAMS), which is part of the U.S. National Institutes of Health (NIH). This grant provided funding to allow CEL-SCI to advance its first LEAPS product candidate, CEL-4000, towards an Investigational New Drug (IND) application for a Phase 1 safety study, by funding IND enabling studies and additional mechanism of action studies, among other preclinical development activities. Work on CEL-4000 was conducted at CEL-SCI’s research laboratory and Rush University Medical Center in Chicago, Illinois in the laboratories of Tibor Glant, MD, Ph.D., Jorge O. Galante Professor of Orthopedic Surgery and Katalin Mikecz, MD, Ph.D. Professor of Orthopedic Surgery & Biochemistry. The SBIR grant was awarded based on published data described below by Dr. Glant's team in collaboration with CEL-SCI showing that the administration of a proprietary peptide using CEL-SCI's LEAPS technology prevented the development, and lessened the severity, including inflammation, of experimental proteoglycan induced arthritis (PGIA or GIA) when it was administered after the disease was induced in animals. This grant has been fully expended.

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

In July 2019, one of CEL-SCI’s collaborators from Rush, Dr. Adrienn Markovics, presented new LEAPS data at i-Chem2019, International Conference on Immunity and Immunochemistry. Data presented was for a new second RA conjugate discovered which acts alone and can complement the existing CEL-4000 RA vaccine in an animal model of RA. The combination of the two RA conjugates provided not only broader epitope coverage, but also a greater therapeutic effect than either conjugate alone. The LEAPS work was performed in conjunction with researchers at CEL-SCI on CEL-4000 and a newly discovered LEAPS conjugate, DerG-PG275Cit. Both conjugates were evaluated alone and in combination in the model of proteoglycan (PG) induced arthritis (PGIA) called recombinant PG G1 domain-induced arthritis (GIA), an autoimmune mouse model of RA.

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

With the support of these SBIR grants, CEL-SCI is developing several new drug candidates, CEL-2000 and CEL-4000, as potential rheumatoid arthritis therapeutic treatments. The data from animal studies using the CEL-2000 treatment suggests that it could be used against rheumatoid arthritis with fewer administrations than those required by other anti-rheumatoid arthritis treatments currently on the market for arthritic conditions associated with the Th17 signature cytokine TNF-a. The preclinical data indicates these peptides could be used against rheumatoid arthritis where a Th1 signature cytokine (IFN-γ) is dominant. CEL-2000 and CEL-4000 each have the potential to become a personalized, disease-specific therapy that acts at an earlier step in the disease process than current therapies, and which may be useful in patients not responding to existing rheumatoid arthritis therapies. CEL-SCI believes this represents a large unmet medical need in the rheumatoid arthritis market.

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

Accordingly, even though the various LEAPS candidates have not yet been given to humans, they have been tested in vitro with human cells. They have induced similar cytokine responses that were seen in these animal models, which may indicate that the LEAPS technology might translate to humans. The LEAPS candidates have demonstrated protection against lethal herpes simplex virus (HSV1) and H1N1 influenza infection as a prophylactic or therapeutic agent in animals. They have also shown some level of activity in animals in two autoimmune conditions, curtailing and sometimes preventing disease progression in arthritis and myocarditis animal models.

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

INTELLECTUAL PROPERTY

Patents and other proprietary rights are essential to CEL-SCI’s business. CEL-SCI files patent applications to protect its technologies, inventions and improvements that CEL-SCI considers important to the development of its business. CEL-SCI’S intellectual property portfolio covers its proprietary technologies, including Multikine and LEAPS, by multiple issued patents and pending patent applications in the United States and in key foreign markets.

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

In addition to the patents that offer certain protections for Multikine, the method of manufacture for Multikine, a complex biological product, is held by CEL-SCI as a trade secret. CEL-SCI considers this to be its best protection from competitors.

LEAPS is protected by patents in the United States issued between January 2019 and June 2021. The LEAPS patents, which expire between 2027 and 2032, include overlapping claims, with composition of both matter (new chemical entity), process and methods-of-use, to maximize and extend the coverage in their current format. One issued U.S. application is a joint application with Northeast Ohio Medical University (“Neoucom”) and CEL-SCI will share the ability to use the patent, unless CEL-SCI licenses the rights to the patent from Neoucom. In October 2017 and October 2020, patents were issued in Europe for LEAPS, which expire in 2029 and 2034, respectively.

CEL-SCI has five patent applications pending in the United States for LEAPS, which, if issued, would extend protection through 2040, subject to any potential patent term extensions.

As of December 27, 2022, there were no contested proceedings and/or third-party claims with respect to CEL-SCI’s patents or patent applications.

MANUFACTURING FACILITY

Before starting the Phase 3 clinical trial, for reasons related to regulatory considerations, CEL-SCI built a dedicated manufacturing facility to produce its investigational biological product candidate Multikine. This facility produced multiple clinical lots for the Phase 3 clinical trial and has also passed quality systems review by a European Union Qualified Person on several occasions. CEL-SCI expanded the manufacturing facility so CEL-SCI will be able to meet the expected demand for Multikine, if FDA approval is granted. This expansion was completed at the end of 2021, allowing CEL-SCI employees to return to work inside the manufacturing facility. The facility is currently undergoing validation.

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

U.S. Food and Drug Administration Regulation of Biological Products

In the United States, the FDA regulates biological products under the Federal Food, Drug, and Cosmetic Act, or FDCA, and the Public Health Service Act, or PHSA, and their implementing regulations. The process required by the FDA before biological product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s Good Laboratory Practice (GLP) regulations;

•	submission to the FDA of an investigational new drug application, or IND, which must become effective before clinical trials may begin and must be updated annually;

•	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial is initiated;

•

performance of adequate and well-controlled human clinical trials in compliance with Good Clinical Practice (GCP) regulations to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;

•	preparation of and submission to the FDA of a Biologics License Application (BLA) after completion of clinical trials;

•	satisfactory completion of an FDA Advisory Committee review, if applicable;

•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;

•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with current Good Manufacturing Practice (cGMP) requirements and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigations to assess compliance with GCPs; and

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

If a product receives regulatory approval, such approval is limited to the conditions of use (e.g., patient population, indication) described in the application. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings or precautions be included in the product labeling, require that post-approval trials, including Phase 4 clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a Risk Evaluation and Mitigation Strategy, or REMS, plan if it determines that a REMS is necessary to ensure that the benefits of the product outweigh its risks and to assure the safe use of the biological product, which can materially affect the potential market and profitability of the product. The REMS plan could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. The FDA may prevent or limit further marketing of a product based on the results of post-marketing trials or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

Post-Approval Requirements

All therapeutic products manufactured or distributed pursuant to FDA approval or licensure are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing, annual user fee requirements under the PDUFA for any marketed products and the establishments at which such products are manufactured, as well as new application fees for supplemental applications containing clinical data. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements, which impose significant procedural and documentation requirements. Changes to the manufacturing process are strictly regulated and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements on manufacturers. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance. CEL-SCI cannot be certain that it, or CEL-SCI’s present or future suppliers, will be able to comply with the cGMP regulations and other FDA regulatory requirements. If CEL-SCI is not able to comply with these requirements, the FDA may, among other things, take enforcement action or seek sanctions against use, impose restrictions on a product or its manufacturer, require CEL-SCI to recall a product from distribution, or withdraw approval of the BLA.

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

The costs of the product candidates’ development and clinical trials are difficult to estimate and will be very high for many years, preventing CEL-SCI from making a profit for the foreseeable future, if ever.

CEL-SCI has not established a definite plan for the marketing of Multikine, if approved.

CEL-SCI depends heavily on the success of Multikine, for which top line Phase 3 data has been announced, while its other candidates are still in preclinical phases. CEL-SCI’s product candidates must undergo rigorous preclinical and clinical testing and regulatory approvals, which could be costly and time-consuming and subject CEL-SCI to unanticipated delays or prevent CEL-SCI from marketing any products. If CEL-SCI is unable to advance its product candidates in clinical development, obtain regulatory approval and ultimately commercialize its product candidates, or experiences significant delays in doing so, CEL-SCI’s business will be materially harmed.

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

The development of CEL-SCI’s product candidates could be disrupted and materially adversely affected by the ongoing COVID-19 pandemic. CEL-SCI knows that COVID delayed the time to reach data lock for its Phase 3 clinical trial, delayed the expansion of CEL-SCI’s manufacturing facility for Multikine and could potentially affect the regulatory pathway for Multikine through the FDA and/or other regulatory agencies throughout the world. CEL-SCI is continually assessing its business plans and the impact COVID-19 may have on its ability to seek regulatory approval for Multikine and conduct the preclinical studies and clinical trials other than CEL-SCI’s Phase 3 trial, but there can be no assurance that this analysis will enable CEL-SCI to avoid part or all of any impact from the spread of COVID-19 or its consequences, including downturns in business sentiment generally. The extent to which the COVID-19 pandemic and global efforts to contain its spread will impact CEL-SCI’s operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the pandemic and the actions taken to contain or treat the COVID-19 pandemic.

CEL-SCI has incurred significant losses since its inception and anticipates that it will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

CEL-SCI has a history of net losses, expects to incur substantial losses and have negative operating cash flow for the foreseeable future, and may never achieve or maintain profitability. Since the date of its formation and through September 30, 2022, CEL-SCI incurred net losses of approximately $456 million. CEL-SCI has relied principally upon the proceeds from the public and private sales of its securities to finance its activities to date. To date, CEL-SCI has not commercialized any products or generated any revenue from the sale of products, and CEL-SCI does not expect to generate any product revenue for the foreseeable future. CEL-SCI does not know whether or when it will generate product revenue or become profitable.

CEL-SCI is heavily dependent on the success of Multikine for which Phase 3 data has been announced and presented at ASCO 2022 and ESMO 2022. CEL-SCI cannot be certain that Multikine will receive regulatory approval or be successfully commercialized even if CEL-SCI receives regulatory approval. Multikine is the only product candidate in late-stage clinical development and CEL-SCI’s business currently depends heavily on its successful development, regulatory approval and commercialization. CEL-SCI has no drug products for sale currently and may never be able to develop approved and marketable drug products.

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

CEL-SCI has identified conditions and events that raise substantial doubt about its ability to continue as a going concern for more than twelve months from the date of these financial statements.

Primarily as a result of CEL-SCI’s losses incurred to date, CEL-SCI’s expected continued future losses, and the uncertainties associated with obtaining regulatory approval and ultimately commercializing its products, management has identified conditions and events that raise substantial doubt about CEL-SCI’s ability to continue as a going concern. CEL-SCI’s ability to continue as a going concern is contingent upon, among other factors, the sale of its securities or obtaining alternate financing.

CEL-SCI will require substantial additional capital to remain in operation. A failure to obtain this necessary capital when needed could force CEL-SCI to delay, limit, reduce or terminate the product candidates’ development or commercialization efforts.

As of September 30, 2022, CEL-SCI had cash and cash equivalents of approximately $22.7 million. CEL-SCI believes that it will continue to expend substantial resources for the foreseeable future developing Multikine, LEAPS and any other product candidates or technologies that it may develop or acquire. These expenditures will include costs associated with research and development, obtaining regulatory approvals and having the products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. CEL-SCI cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of the product candidates.

CEL-SCI’s future capital requirements depend on many factors, including:

•	the cost of completing Phase 3 clinical development of Multikine for the treatment of certain head and neck cancers;

•	the results of the applications to and meetings with the FDA, the EMA and other regulatory authorities and the consequential effect on operating costs;

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

The costs of the product candidates’ development and clinical trials are difficult to estimate and will be very high for many years, preventing CEL-SCI from making a profit for the foreseeable future, if ever.

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

CEL-SCI’s LEAPS technology may not result in a viable drug candidate

Using CEL-SCI’s LEAPS technology, CEL-SCI is also developing a LEAPS immunotherapy for the potential treatment of Rheumatoid Arthritis. However, the development of this technology is in a preliminary stage. There can be no assurance that the LEAPS technology will be successful in treating any disease. CEL-SCI’s primary focus at present is seeking the approval of Multikine for the treatment of head and neck cancer.

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

Changing laws, regulations and standards relating to corporate governance and public disclosure may create uncertainty regarding compliance matters. New or changed laws, regulations and standards are subject to varying interpretations in many cases. As a result, their application in practice may evolve over time. CEL-SCI is committed to maintaining high standards of corporate governance and public disclosure. Complying with evolving interpretations of new or changing legal requirements may cause CEL-SCI to incur higher costs as CEL-SCI revises current practices, policies and procedures, and may divert management’s time and attention from potential revenue-generating activities to compliance matters. If the efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, CEL-SCI’s reputation may also be harmed. Further, CEL-SCI’s board members, chief executive officer, and other executive officers could face an increased risk of personal liability in connection with the performance of their duties. As a result, CEL-SCI may have difficulty attracting and retaining qualified board members and executive officers, which could harm its business.

CEL-SCI has not established a definite plan for the marketing of Multikine, if approved.

CEL-SCI has not established a definitive plan for marketing Multikine nor has CEL-SCI established a price structure for any of its product candidates, if approved. However, CEL-SCI intends, if it is in a position to do so, to sell Multikine itself in certain markets where it is approved and/or to enter into written marketing agreements with various third parties with established sales forces in such markets. The sales forces in turn would, CEL-SCI believes, focus on selling Multikine to targeted cancer centers, physicians and clinics involved in the treatment of head and neck cancer. CEL-SCI has already licensed future sales of Multikine, if approved, to three companies: Teva Pharmaceutical Industries Ltd. in Israel, Turkey, Serbia and Croatia; Orient Europharma in Taiwan, Singapore, Hong Kong, Malaysia, South Korea, the Philippines, Australia and New Zealand; and Byron BioPharma, LLC in South Africa. CEL-SCI believes that these companies will have the resources to market Multikine appropriately in their respective territories, if approved, but there is no guarantee that they will. There is no assurance that CEL-SCI will be able to find qualified third-party partners to market its products in other areas, on terms that are favorable to CEL-SCI, or at all.

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

CEL-SCI is highly dependent on the principal members of its management and development staff. CEL-SCI expects to expand its clinical development and manufacturing capabilities, which will involve hiring additional employees. Future growth will require CEL-SCI to continue to implement and improve its managerial, operational and financial systems and continue to retain, recruit and train additional qualified personnel, which may impose a strain on its administrative and its operational infrastructure. The competition for qualified personnel in the biopharmaceutical field is intense. CEL-SCI is highly dependent on its ability to attract, retain and motivate highly qualified management and specialized personnel required for clinical development. Due to limited resources, CEL-SCI may not be able to effectively manage the expansion of its operations or recruit and train additional qualified personnel. If CEL-SCI is unable to retain key personnel or manage its future growth effectively, CEL-SCI may not be able to implement its business plan.

If product liability or patient injury lawsuits are brought against CEL-SCI, CEL-SCI may incur substantial liabilities and may be required to limit clinical testing or future commercialization of Multikine or its other product candidates.

CEL-SCI faces an inherent risk of product liability as a result of the clinical testing of Multikine and other product candidates and will face an even greater risk if CEL-SCI is able to commercialize any of its product candidates. For example, CEL-SCI may be sued if its Multikine or LEAPS product candidates, or any other future product candidates, allegedly cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing or, if approved, marketing, sale or during administration to patients. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product candidate, negligence, strict liability and a breach of warranties. Claims could also be asserted under state consumer protection acts.

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

On February 18, 2015, CEL-SCI adopted new bylaws which include a fee-shifting provision in Article X for stockholder claims. Article X provides that in the event any stockholder initiates or asserts a claim against CEL-SCI, or any of its officers or directors, including any derivative claim or claim purportedly filed on CEL-SCI’s behalf, and the stockholder does not obtain a judgment on the merits that substantially achieves, in substance and amount, the full remedy sought, then the stockholder will be obligated to reimburse CEL-SCI and any of its officers or directors named in the action, for all fees, costs and expenses of every kind and description that CEL-SCI or its officers or directors may incur in connection with the claim. In adopting Article X, it is the intent that:

•	all actions, including federal securities law claims, would be subject to Article X;

•	the phrase “a judgment on the merits” means the determination by a court of competent jurisdiction on the matters submitted to the court;

•	the phrase “substantially achieves, in both substance and amount” means the plaintiffs in the action would be awarded at least 90% of the relief sought;

•	only persons who were stockholders at the time an action was brought would be subject to Article X; and

•	in addition to CEL-SCI, only the directors or officers named in the action would be allowed to recover.

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

The exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum the stockholder finds favorable for disputes with CEL-SCI or its directors or officers and may have the effect of discouraging lawsuits with respect to claims that may benefit CEL-SCI or its stockholders.

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

Risks Related to Clinical Development, Government Approvals and the Marketing of Biopharmaceutical Products

CEL-SCI depends heavily on the success of Multikine, for which Phase 3 data has been presented, while its other candidates are still in preclinical phases. CEL-SCI’s product candidates must undergo rigorous preclinical and clinical testing and regulatory approvals, which could be costly and time-consuming and subject CEL-SCI to unanticipated delays or prevent CEL-SCI from marketing any products. If CEL-SCI is unable to advance its product candidates in clinical development, obtain regulatory approval and ultimately commercialize its product candidates, or experiences significant delays in doing so, CEL-SCI’s business will be materially harmed.

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

If CEL-SCI’s investigational products receive regulatory approval, either in the United States or internationally, those products will be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval and may contain requirements for potentially costly post-marketing testing, including Phase 4 clinical trials, and surveillance of the safety and efficacy of the investigational products. CEL-SCI will continue to be subject to extensive regulatory requirements. These regulations are wide-ranging and govern, among other things:

•	product design, development and manufacture;

•	product application and use

•	adverse drug experience monitoring reporting;

•	product advertising and promotion;

•	product manufacturing, including compliance with good manufacturing practices

•	record keeping requirements;

•	registration and listing of products with the FDA, EMA and other state and national agencies;

•	product storage and shipping;

•	drug sampling and distribution requirements;

•	electronic record and signature requirements; and

•	labeling changes or modifications.

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

In order to commercialize its product candidates, CEL-SCI will need to manufacture them in large quantities. At the present time, CEL-SCI is not manufacturing Multikine while the manufacturing plant for Multikine is being validated to produce commercial quantities of Multikine, if approved. CEL-SCI may be unable to successfully increase the manufacturing capacity for its lead product candidate Multikine due to issues that may arise during scale-up activities.

Further, in order to release product and demonstrate stability of product candidates for future commercial use, CEL-SCI’s analytical methods must be validated in accordance with regulatory guidelines. CEL-SCI may not be able to successfully validate or maintain validation of its analytical methods during scale-up or demonstrate adequate purity, stability or comparability of its biological product candidates in a timely or cost-effective manner, or at all. Even if CEL-SCI believes its manufacturing processes meets all of the regulatory manufacturing requirements, the FDA will review those processes and the manufacturing facility as part of the review of the future BLA for Multikine when submitted. If CEL-SCI is unable to successfully scale up the manufacture of Multikine in sufficient quality and quantity, or if CEL-SCI encounters validation issues, the development, testing, and clinical trials of future product candidates, may be delayed or infeasible, and regulatory approval or commercial launch of any resulting product, including Multikine, may be delayed or may not be successfully achieved.

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

35

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

•

analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government which otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts;

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

If CEL-SCI’s product candidates do not achieve an adequate level of acceptance, CEL-SCI may not generate significant product revenues and CEL-SCI may not become profitable. The degree of market acceptance of its product candidates, including Multikine if approved for commercial sale, will depend on a number of factors, including:

•	the timing of CEL-SCI’s receipt of any marketing approvals;

•	the terms of any approvals and the countries in which approvals are obtained;

•	the efficacy and safety and potential advantages and disadvantages compared to alternative treatments, including future alternative treatments;

•	the prevalence and severity of any side effects associated with CEL-SCI’s product candidates;

•	the indications for which its products are approved and the scope of risk information required to be included in the product labeling;

•	adverse publicity about CEL-SCI’s products or favorable publicity about competing products;

•	the approval of other products for the same indications as CEL-SCI’s products;

•	CEL-SCI’s ability to offer its products for sale at competitive prices;

•	the convenience and ease of administration compared to alternative treatments;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	the success of CEL-SCI’s physician education programs;

•	the strength of CEL-SCI’s marketing and distribution support; and

•	the availability of third-party coverage and adequate reimbursement.

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

CEL-SCI currently has no sales and marketing infrastructure due to the fact that all of its product candidates are still in clinical development. To achieve commercial success for any approved product candidate for which CEL-SCI retains sales and marketing responsibilities, CEL-SCI must build its sales, marketing, managerial, and other non-technical capabilities or make arrangements with third parties to perform these services. For example, CEL-SCI has entered into agreements with certain foreign distributors to commercialize Multikine, if approved, within their respective territories. However, CEL-SCI may determine that there is a need to build its own sales force in the United States for the future marketing of Multikine, if approved, rather than seeking a U.S. co-marketing partner or relying on a contracted sales force. There are risks involved with either establishing its own sales and marketing capabilities or entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which CEL-SCI recruits a sales force and establishes marketing capabilities is delayed or does not occur for any reason, CEL-SCI would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and its investment would be lost if CEL-SCI cannot retain or reposition its sales and marketing personnel.

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

CEL-SCI has conducted and has ongoing studies in international locations and may in the future initiate additional studies in countries other than the United States. Moreover, CEL-SCI has entered into agreements with foreign distributors to commercialize Multikine, if approved, in various territories outside of the United States. As a result, CEL-SCI’s business activities may be subject to the Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery or anti-corruption laws, regulations or rules of other countries in which CEL-SCI operates. The FCPA generally prohibits offering, promising, giving or authorizing others to give anything of value, either directly or indirectly, to a non-U.S. government official in order to influence official action or otherwise obtain or retain business. The FCPA also requires public companies to make and keep books and records that accurately and fairly reflect the transactions of the corporation and to devise and maintain an adequate system of internal accounting controls.

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

Many companies are working on drugs designed to cure or treat cancer. Many of these companies have financial, research and development, and marketing resources which are much greater than CEL-SCI’s and are capable of providing significant long-term competition either by establishing in-house research groups or by forming collaborative ventures with other entities. In addition, smaller companies and non-profit institutions are active in research relating to cancer and infectious diseases. The future market share of Multikine or the other product candidates, if approved, will be reduced or eliminated if the competitors develop and obtain approval for products that are safer or more effective than CEL-SCI’S product candidates. Moreover, the patent positions of pharmaceutical companies are highly uncertain and involve complex legal and factual questions for which important legal principles are often evolving and remain unresolved. As a result, the validity and enforceability of patents cannot be predicted with certainty. In addition, CEL-SCI does not know whether:

•	CEL-SCI was the first to make the inventions covered by each of its issued patents and pending patent applications;

•	CEL-SCI was the first to file patent applications for these inventions;

•	others will independently develop similar or alternative technologies or duplicate any of CEL-SCI’s technologies;

•	any of the pending patent applications will result in issued patents;

•	any of the patents will be valid or enforceable;

•	any patents issued to CEL-SCI or its collaboration partners will provide CEL-SCI with any competitive advantages or will be challenged by third parties;

•	CEL-SCI will be able to develop additional proprietary technologies that are patentable;

•	the U.S. government will exercise any of its statutory rights to CEL-SCI’s intellectual property that was developed with government funding; or

•	its business may infringe the patents or other proprietary rights of others.

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

As of September 30, 2022, there were outstanding warrants which allow the holders to purchase 1,310,822 shares of common stock, with a weighted average exercise price of $2.97 per share, and outstanding options which allow the holders to purchase up to 12,964,014 shares of common stock, with a weighted average exercise price of $9.06 per share. The exercise of these outstanding warrants and options will cause dilution to holders of our common stock.

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

CEL-SCI’s stock price has been, and is likely to continue to be, volatile. As a result of this volatility, CEL-SCI’s shareholders may not be able to sell their shares at or above the price they paid for their shares. The market price for CEL-SCI’s common stock may be influenced by many factors, including:

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

CEL-SCI has identified material weaknesses in its internal control over financial reporting. Failure to achieve and maintain effective internal controls over financial reporting could adversely affect CEL-SCI’s ability to report its results of operations and financial condition accurately and in a timely manner, which could have an adverse impact on CEL-SCI’s business.

CEL-SCI’s management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement in an entity’s annual or interim consolidated financial statements might not be prevented or detected on a timely basis.

As described in Item 9A of this Annual Report, management noted material weaknesses in its internal control over financial reporting as of September 30, 2022.  CEL-SCI’s management concluded that material weaknesses existed relating to ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support CEL-SCI’s financial reporting process and ineffective design of certain management review controls across a significant portion of CEL-SCI’s financial statement areas, particularly with regard to the precision of the review and evidence of review procedures performed. Although these control weaknesses did not result in any material misstatement of CEL-SCI’s financial statements for the periods presented, they could lead to a material misstatement of account balances or disclosures.  As a result, CEL-SCI’s management concluded that its internal controls over financial reporting were not effective as of September 30, 2022.

In order to remediate these material weaknesses, CEL-SCI will change certain control activities over financial reporting to include, but are not limited to, the following: (i) evaluating and implementing enhanced process controls around user access management and segregation of duties and (ii) expanding the documentation over user access and system controls and enhancing the level of evidence maintained in management’s review controls.

If CEL-SCI is unable to remediate the material weaknesses timely and sufficiently or if CEL-SCI identifies future material weaknesses in its internal control over financial reporting or is unable to comply with the requirements of Section 404 in a timely manner or assert that its internal control over financial reporting is effective, CEL-SCI may experience a loss of investor confidence in the accuracy and completeness of its financial statements, incur material misstatements in its financial statements, incur difficulty accessing capital on favorable terms, or at all, be subject to fines, penalties or judgments, incur reputational harm, and the market price of its common stock may be adversely affected.

ITEM 1B. UNRESOLVED SEC COMMENTS

None

ITEM 2. PROPERTIES

CEL-SCI leases office space at 8229 Boone Blvd., Suite 802, Vienna, Virginia at a monthly rental of approximately $8,000. The lease on the office space expires on November 30, 2025. CEL-SCI believes this arrangement is adequate for the conduct of its present business.

CEL-SCI has a 17,900 square foot laboratory located in Baltimore, Maryland. The laboratory is leased by CEL-SCI at a cost of approximately $22,000 per month. During the year ended September 30, 2021, the laboratory lease was extended ten years and expires on February 29, 2032.

In August 2007, CEL-SCI leased a building near Baltimore, Maryland (the San Tomas lease). The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI’s specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI’s Phase 3 clinical trial and sales of the drug, if approved by the FDA. The lease expires on October 31, 2028 and requires annual base rent payments of approximately $2.5 million during the twelve months ended September 30, 2022. The annual base rent escalates each year at 3% beginning on November 1st. CEL-SCI is also required to pay all real estate and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities, which were approximately $65,000 per month as of September 30, 2022. The lease allows CEL-SCI, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease.

In August 2020, the Company entered into an amendment to the San Tomas lease agreement under which the landlord agreed to allow the Company to substantially upgrade the manufacturing facility in preparation for the potential commercial production of Multikine. The total cost of the upgrades was $11.1 million. The landlord agreed to finance the final $2.4 million of the costs incurred. The Company started repaying these costs on March 1, 2021 through increased lease payments which will continue over the remaining lease term. The repayment includes a base rent which escalates at 3% each year plus interest that accrues at 13.75% per year on the $2.4 million financed.

ITEM 3. LEGAL PROCEEDINGS

Not applicable.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR CEL-SCI'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of September 30, 2022, there were approximately 525 holders of record of CEL-SCI’s common stock. CEL-SCI’s common stock is traded on the NYSE American under the symbol “CVM”.

Shown below are the range of high and low quotations for CEL-SCI’s common stock for the periods indicated as reported by the NYSE American.

Quarter Ending	High	Low
12/31/2020	$16.70	$10.76
3/31/2021	$40.91	$11.88
6/30/2021	$27.86	$8.20
9/30/2021	$12.90	$7.08

12/31/2021	$12.82	$7.06
3/31/2022	$7.73	$3.80
6/30/2022	$6.14	$2.49
9/30/2022	$5.42	$3.09

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

Multikine (Leukocyte Interleukin, Injection) which, for simplicity, is referred to in this report as Multikine, is the trademark that the Company has registered for this investigational therapy, and this proprietary name is subject to FDA review under the Company’s future anticipated regulatory submission for approval. Multikine has not been licensed or approved by the FDA or any other regulatory agency. Neither has its safety or efficacy been established for any use.

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

Results of Operations

The Company incurred a net operating loss of approximately $36.1 million for the twelve months ended September 30, 2022. This net operating loss consists of significant non-cash expenses accounting for approximately 42% of the operating loss. The non-cash operating expenses include approximately $11.4 million in stock-based employee compensation and approximately $3.8 million in depreciation and amortization expense.

During the year ended September 30, 2022, research and development expenses increased by approximately $2.2 million, or 10%, compared to the year ended September 30, 2021. Major components of this increase include approximately $0.5 million increase in employee stock compensation expense, approximately $1.6 million increase in depreciation, primarily related to leasehold improvements to the manufacturing facility that were placed in service in October 2021, an increase of approximately $1.2 million of costs incurred to prepare for the potential commercial sale of Multikine, and an increase of approximately $0.2 million in other miscellaneous research and development expenses. These increases were offset by a decrease of approximately $1.3 million in costs related to the Phase 3 clinical study.

During the year ended September 30, 2022, general and administrative expenses decreased by approximately $2.4 million, or 18%, compared to the year ended September 30, 2021. This decrease is primarily due to a decrease in employee stock compensation expense of approximately $2.8 million offset by a $0.4 million increase in other net general and administrative expenses.

During the years ended September 30, 2022 and 2021, CEL-SCI recorded a derivative gain of approximately $0.4 million and a loss of approximately $0.7 million, respectively. This variation was the result of the change in fair value of the derivative liabilities during the period which was caused by fluctuations in the share price of CEL-SCI’s common stock.

During the year ended September 30, 2022, other non-operating gain decreased by approximately $1.7 million compared to the year ended September 30, 2021 resulting in a loss of approximately $31,000 for the year ended September 30, 2022. This gain for the year ended September 30, 2021 relates to the Securities Purchase Agreement (SPA) described in Note 12 to the financial statements included as part of this report. Under the SPA, the Company issued Ergomed shares of common stock and the net proceeds from the sales of those shares reduces outstanding amounts due Ergomed. Upon issuance, the Company expensed the full value of the shares as other non-operating gain/loss and subsequently offset the gain or loss as amounts were realized through the sale by Ergomed and reduced accounts payable to Ergomed. The amount of the gain or loss is a result of the timing of shares issued to Ergomed and the subsequent re-sale of those shares. There was no activity under the agreement during the year ended September 30, 2022. During the year ended September 30, 2021, the Company realized approximately $1.7 million in value upon the resale of shares. Ergomed resold the final balance of shares issued in the quarter ended September 30, 2021.

Research and Development Expenses

CEL-SCI’s research and development efforts involved Multikine and LEAPS. The table below shows the research and development expenses associated with each project during the reporting periods.

	Year ended September 30,
	2022	2021
Multikine	$24,251,629	$21,508,026
LEAPS	1,103,717	1,600,871
Total research and development	$25,355,346	$23,108,897

CEL-SCI’s Phase 3 clinical trial began in December 2010 after the completion and validation of CEL-SCI’s dedicated manufacturing facility. The Phase 3 clinical trial was fully enrolled in September 2016, reached its primary endpoint in April 2020 and achieved database lock in December 2020. The data was unblinded in June 2021, the primary endpoint results were announced in June 2021, additional data was presented at ASCO 2022 and ESMO 2022 in June 2022 and September 2022, respectively. CEL-SCI is currently preparing the BLA to submit to the FDA.

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

Liquidity and Capital Resources

CEL-SCI has had only limited revenues from operations since its inception in March 1983. CEL-SCI has relied primarily upon capital generated from the public and private offerings of its common stock and convertible notes. In addition, CEL-SCI has utilized short-term loans to meet its capital requirements. Capital raised by CEL-SCI has been used to acquire an exclusive worldwide license to use, and later purchase, certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system and for clinical trials. Capital has also been used for patent applications, debt repayment, research and development, administrative costs, and for CEL-SCI’s laboratory and manufacturing facilities. CEL-SCI does not anticipate realizing significant revenues until it enters into licensing arrangements regarding its technology and know-how or until it receives regulatory approval to sell its products (which could take a number of years). As a result, CEL-SCI has been dependent primarily upon the proceeds from the sale of its securities to meet all of its liquidity and capital requirements and anticipates having to do so in the future. During fiscal years 2022 and 2021, CEL-SCI raised net proceeds of approximately $0.1 million and $54.0 million, respectively, through a combination of the sale of common stock and the exercise of warrants and options.

In August 2007, CEL-SCI leased a building near Baltimore, Maryland. The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI’s specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI’s Phase III clinical trials and sales of the drug if approved by the FDA. The lease expires on October 31, 2028, and required annual base rent payments of approximately $2.5 million during the twelve months ended September 30, 2022. See Item 2 of this report for more information concerning the terms of this lease.

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

The following charts list the warrants that were exercised and the proceeds received during the years ended September 30, 2022 and 2021.

Fiscal Year 2022

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series CC	15,205	$5.00	$76,025
Series NN	10,000	$2.52	25,200
	25,205		$101,225

Fiscal Year 2021

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series Z	79,200	$13.75	$1,089,000
Series ZZ	20,000	$13.75	275,000
Series AA	100,000	$13.75	1,375,000
Series CC	132,798	$5.00	663,990
Series MM	464,201	$1.86	863,414
Series NN	138,755	$2.52	349,663
Series RR	165,888	$1.65	273,715
Series SS	126,064	$2.09	263,474
Series TT	370,964	$2.24	830,959
	1,597,870		$5,984,215

CEL-SCI entered into Securities Purchase Agreements (SPAs) with Ergomed plc, one of CEL-SCI’s Clinical Research Organizations responsible for managing the Phase 3 clinical trial, to facilitate payment of amounts due Ergomed. Under the Agreements, CEL-SCI issued Ergomed shares of common stock and the net proceeds from the sales of those shares reduces outstanding amounts due Ergomed. Upon issuance, CEL-SCI expensed the full value of the shares as other non-operating gain/loss and subsequently offsets the expense as amounts were realized through the sale by Ergomed and reduced accounts payable to Ergomed.

During the years ended September 30, 2022 and 2021, CEL-SCI did not issue Ergomed any shares of common stock. Additionally, no shares were sold during the year ended September 30, 2022. During the year ended September 30, 2021, the company recorded other non-operating gains of approximately $1.7 million upon the resale of shares from the SPA.

As of September 30, 2022 and 2021, Ergomed had no shares remaining for resale.

During the year ended September 30, 2022, the Company used approximately $19.6 million, or approximately $1.6 million per month, in cash, after considering the maturity and transfer to cash of the remaining $6.2 million in U.S. Treasury bills (T-bills). Significant components of this decrease include cash used to fund the Company’s regular operations of approximately $18.2 million, the purchase of property and equipment for approximately $0.6 million, approximately $0.2 million in share issuance costs and approximately $1.4 million in lease payments. These outflows are offset by approximately $0.8 million in lease incentives received from the landlord to partially offset costs of the manufacturing facility upgrade.

During the year ended September 30, 2022, 25,205 warrants were exercised at a weighted average exercise price of $4.02 for total proceeds of approximately $0.1 million.

Prepaid expenses decreased by approximately $0.2 million during the year ended September 30, 2022 as compared to September 30, 2021 primarily due to the timing of payments and recognition of related expenses relating to the Company’s Phase 3 clinical trial status.

Supplies are purchased for use in the Company’s manufacturing and R&D efforts. During the year ended September 30, 2022, the supplies increased by approximately $0.2 million in support of the work to validate and prepare the manufacturing facility to produce Multikine for commercial purposes and before the Company’s Biologics License Application (BLA) can be submitted to the FDA.

Primarily as a result of CEL-SCI’s losses incurred to date, its expected continued future losses, and limited cash balances, CEL-SCI has included a disclosure in its financial statements expressing substantial doubt about its ability to continue as a going concern. CEL-SCI has included this disclosure on numerous occasions in the preceding years.

Future Capital Requirements

CEL-SCI’s material capital commitments include funding operating losses, funding its research and development program and making required lease payments. Additionally, the Company recently completed upgrading the manufacturing facility to prepare for the potential commercial production of Multikine. Total costs of this upgrade were approximately $11.1 million. The landlord of the property agreed to finance the final $2.4 million of costs and allow for the repayment through increased lease payments which began on March 1, 2021. As of September 30, 2022, the landlord had provided approximately all $2.4 million of the agreed funding. Because of the change in lease payments, the new financing arrangement was considered a lease modification.

For information on employment contracts, see Item 11 of this report.

Further, CEL-SCI has contingent obligations with vendors for work that will be completed in relation to the Phase 3 trial. The timing of these obligations cannot be determined at this time. CEL-SCI estimates it will incur additional expenses of approximately $0.6 million for the filing of the clinical study report with the FDA. It should be noted that this estimate is based only on the information currently available from the CROs responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., the manufacturing of the drug.

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

Lease Accounting –The measurement of the finance and operating lease right-of-use asset and lease liabilities requires the determination of an estimated lease term and an incremental borrowing rate, which involves complex judgment by management. The determination of the incremental borrowing rates for new and modified lease contracts is a critical accounting policy. Significant judgment is required by management to develop inputs and assumptions used to determine the incremental borrowing rate for lease contracts.

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

Derivative Instruments– CEL-SCI enters into financing arrangements that consist of freestanding derivative instruments or hybrid instruments that contain embedded derivative features. CEL-SCI accounts for these arrangements in accordance with ASC 815, Accounting for Derivative Instruments and Hedging Activities, as well as related interpretations of these standards. In accordance with accounting principles generally accepted in the United States (“GAAP”), derivative instruments and hybrid instruments are recognized as either assets or liabilities in the statement of financial position and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. Fair value is generally calculated using a Black-Scholes valuation model. Embedded derivatives that are not clearly and closely related to the host contract are bifurcated and recognized at fair value with changes in fair value recognized as either a gain or loss in earnings if they can be reliably measured. When the fair value of embedded derivative features cannot be reliably measured, CEL-SCI measures and reports the entire hybrid instrument at fair value with changes in fair value recognized as either a gain or loss in earnings.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements included with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of CEL-SCI’s management, including CEL-SCI’s Chief Executive Officer and Chief Financial Officer, CEL-SCI carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2022. CEL-SCI maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to CEL-SCI’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. CEL-SCI’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.

CEL-SCI’s Chief Executive and Principal Financial Officer has concluded that, due to the material weaknesses described below, CEL-SCI’s disclosure controls and procedures were not effective as of September 30, 2022.

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

Under the supervision and with the participation of management, including CEL-SCI’s Chief Executive and Principal Financial Officer, CEL-SCI evaluated the effectiveness of its internal control over financial reporting as of September 30, 2022 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of CEL-SCI’s internal control over financial reporting and testing of the operational effectiveness of those controls. CEL-SCI's Chief Executive and Financial Officer concluded that as of such date, CEL-SCI's internal controls over financial reporting were not effective.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness (as defined in Rule 12b-2 under the Exchange Act) is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of CEL-SCI’s annual or interim financial statements will not be prevented or detected on a timely basis. CEL-SCI’s management concluded that a material weakness existed as of September 30, 2022 relating to ineffective information technology general controls in the areas of user access and segregation of duties related to certain information technology systems that support our financial reporting process. As a result, certain activity level controls were also deemed to be ineffective that are dependent on information derived from these information technology systems.

In addition, we identified a material weakness related to the ineffective design of certain management review controls across a significant portion of the Company’s financial statement areas, particularly with regard to the precision of the review and evidence of review procedures performed.

Remediation of Material Weaknesses

In order to remediate these material weaknesses, CEL-SCI will change certain control activities over financial reporting to include, but are not limited to, the following: (i) evaluating and implementing enhanced process controls around user access management and segregation of duties and (ii) expanding the documentation over user access and system controls and enhancing the level of evidence maintained in management review controls.

CEL-SCI is committed to maintaining a strong internal control environment and implementing measures designed to help ensure that control deficiencies contributing to the material weaknesses are remediated as soon as possible.

Notwithstanding the material weaknesses described above, CEL-SCI’s management has concluded that the consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with GAAP.

Changes in Internal Control over Financial Reporting

During the fiscal year ended September 30, 2022, CEL-SCI implemented additional controls over financial reporting which include a thorough review of all leases and relevant accounting guidance such that the accounting for any leases complies with U.S. GAAP.

Other than as described above, there have been no other changes in CEL-SCI’s internal control over financial reporting occurred during the fiscal year ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, CEL-SCI’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

Name	Age	Position
Geert R. Kersten, Esq.	62	Director, Chief Executive and Financial Officer and Treasurer
Patricia B. Prichep	71	Senior Vice President of Operations and Corporate Secretary
Dr. Eyal Talor	66	Chief Scientific Officer
Dr. Daniel H. Zimmerman	81	Senior Vice President of Research, Cellular Immunology
John Cipriano	80	Senior Vice President of Regulatory Affairs
Dr. Peter R. Young	77	Director
Bruno Baillavoine	70	Director
Robert Watson	65	Director
Dr. Gail Naughton	66	Director

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

Bruno Baillavoine joined CEL-SCI’s board of directors in June 2015. Since 2017, Mr. Baillavoine has been the Director, Head of Pericles Group UK the subsidiary of the Paris-based leading French consulting firm Pericles Consulting Holdings SAS. Pericles is an expert in the fields of Banking, Finance, Asset Management and Insurance with over 350 institutional clients. He has also been an advisor to the Board of CSL Inc, Combatives Sports League, a US Mixed Martial Arts company since 2017 and was appointed to the Board in 2019. Between 2010-2016, Mr. Baillavoine was a partner of Globomass Holdings Limited, a London, England based developer of renewable energy projects from concept through final operations. From 2012 and 2016 Mr. Baillavoine was the Executive Chairman of Globomass Holdings. Globomass was acquired by CleanBay Inc. in 2016. Mr. Baillavoine remains a significant shareholder in CleanBay Inc. Between 1978 and 1982 he was the marketing manager of Ravenhead Ltd., a manufacturer of glass tableware, and part of United Distillers Group (later acquired by Grand Metropolitan). During this time Mr. Baillavoine became the UK Business Manager where he restored market share and profit for United Distillers. From 1982 to 1986 Mr. Baillavoine was Group Corporate Planning and Group Marketing Director for Prontaprint where he expanded the number of shops to 500 locations in four years. Mr. Baillavoine was with Grand Metropolitan Plc between 1986-1988 (now Diageo Plc), a FTSE 100 beverage, food, hotel and leisure company, as director in the Special Operations division. In this capacity, he developed plans for Grand Met’s trouble-shooting division for over 20,000 Grand Met retail outlets. From 1988-1991 he was the Managing Director of Nutri Systems (UK) Ltd., a subsidiary of the US based provider of professionally supervised weight loss programs. Between 1991 and 1995, Mr. Baillavoine was Director of BET Group plc, a multinational business support services group, and in 1992, was promoted to the Managing Director for the manufacturing businesses. The £2.3 billion turnaround of BET during his tenure is one of the most successful turnarounds of a top 100 FTSE company. Since 1995, Mr. Baillavoine has held a number of CEO positions across a wide range of industries and geographical locations. Mr. Baillavoine has European and American educations (US high school and University of Wisconsin Eau Claire 1972-1976).

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

Gail K. Naughton, Ph.D. has been a Director of CEL-SCI since August 2022. Dr. Naughton is a pioneer in the field of regenerative medicine for over 35 years. She was the founder of Advanced Tissue Sciences where she oversaw the design and development of the world’s first up-scaled manufacturing facility for cell-based products, established corporate development and marketing partnerships with companies including Smith & Nephew, Ltd., Medtronic and Inamed Corporation, was pivotal in raising over $350M from the public market and corporate partnerships, and brought four human cell-based products from concept through FDA approval and market launch. Dr. Naughton founded Histogen Inc. in 2007 and holds more than 125 U.S. and foreign patents and has been extensively published in the field. Dr. Naughton served as Dean of the College of Business Administration at San Diego State University from 2002 until 2011, where she helped to make SDSU the first US campus to establish a Ph.D./MBA in life sciences. In 2000, Dr. Naughton received the 27th Annual National Inventor of the Year award by the Intellectual Property Owners Association in honor of her pioneering work in the field of tissue engineering and regenerative medicine. Dr. Naughton received her Ph.D. and M.S. from NYU Medical Center, and an MBA from UCLA. She currently sits on the Board of directors of Therapeutics MD and is the Chair of the Board of the La Jolla Institute for Immunology.

CEL-SCI believes its directors are qualified to serve as directors for the following reasons:

Name	Reason
Geert Kersten, Esq.	Long standing relationship with CEL-SCI
Dr. Peter Young	Long standing relationship with CEL-SCI
Bruno Baillavoine	Long standing relationship with CEL-SCI
Robert Watson	Long standing relationship with CEL-SCI
Dr. Gail Naughton	Thirty-five years' experience in regenerative medicine

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

Dr. Peter R. Young, Bruno Baillavoine, Robert Watson, and Dr. Gail Naughton are independent directors as that term is defined in section 803 of the listing standards of the NYSE American.

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

CEL-SCI does not have a policy with regard to Board member’s attendance at annual meetings. All Board members attended the last annual shareholder’s meeting held on June 13, 2022.

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

ITEM 11.EXECUTIVE COMPENSATION

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

The following table sets forth in summary form the compensation received by (i) the Chief Executive and Financial Officer of CEL-SCI and (ii) by each other executive officer of CEL-SCI who received in excess of $100,000 during the two fiscal years ended September 30, 2022.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total
		$	$	$	$	$	$
Geert R. Kersten,	2022	616,355	--	17,400	748,458	65,631	1,447,844
Chief Executive and Financial Officer and Treasurer	2021	580,017	--	17,325	201,280	55,631	854,253

Patricia B. Prichep,	2022	276,999	--	17,160	499,970	9,031	803,160
Senior Vice President of Operations and Secretary	2021	261,021	--	16,201	97,920	9,031	384,173

Eyal Talor, Ph.D.,	2022	334,557	--	9,600	544,877	6,031	895,065
Chief Scientific Officer	2021	314,833	--	9,600	97,920	6,031	428,384

Daniel Zimmerman, Ph.D.,	2022	256,825	--	15,769	239,506	6,031	518,131
Senior Vice President of Research, Cellular Immunology	2021	242,978	--	14,939	54,400	6,031	318,348

John Cipriano,	2022	239,074	--	--	194,599	31	433,704
Senior Vice President of Regulatory Affairs	2021	225,333	--	--	54,400	31	279,764

(1)	The dollar value of base salary (cash and non-cash) earned.
(2)	The dollar value of bonus (cash and non-cash) earned.
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

Employee Pension, Profit Sharing or Other Retirement Plans

CEL-SCI has a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code and covering substantially all CEL-SCI’s employees.  CEL-SCI’s contribution to the plan is made in shares of CEL-SCI's common stock. Each participant's contribution is matched by CEL-SCI with shares of common stock which have a value equal to 100% of the participant's contribution, not to exceed the lesser of $10,000 or 6% of the participant's total compensation.  CEL-SCI's contribution of common stock is valued each quarter based upon the closing price of its common stock.  The fiscal 2022 expenses for this plan were approximately $6,000. Other than the 401(k) Plan, CEL-SCI does not have a defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors During Year Ended September 30, 2022

Name	Fees	Stock Awards (1)	Option Awards (2)	Total
Geert Kersten	$50,000	-	748,458	$798,458
Peter R. Young	57,500	-	191,605	249,105
Bruno Baillavoine	55,000	-	191,605	246,605
Robert Watson	57,500	-	191,605	249,105
Gail K. Naughton	8,152	-	206,084	214,236

(1)	The fair value of stock issued for services.
(2)	The fair value of options granted computed in accordance with ASC 718-10-30-3 on the date of grant which represents their grant date fair value.

Directors’ fees paid to Geert Kersten are included in the Executive Compensation table.

Employment Contracts

Geert Kersten

On August 31, 2019, CEL-SCI entered into a four-year employment agreement with Geert Kersten, CEL-SCI’s Chief Executive Officer. The employment agreement with Mr. Kersten, which is essentially the same as Mr. Kersten’s prior employment agreement, as amended on August 30, 2016, provides that, during the term of the agreement, CEL-SCI would pay Mr. Kersten an annual salary of $559,052, plus any increases in proportion to salary increases granted to other senior executive officers of CEL-SCI, as well any increases approved by the Board of Directors during the term of the employment agreement.

During the employment term, Mr. Kersten will be entitled to receive any other benefits which are provided to CEL-SCI's executive officers or other full time employees in accordance with CEL-SCI's policies and practices and subject to Mr. Kersten’s satisfaction of any applicable conditions of eligibility.

If Mr. Kersten resigns after the occurrence of any of the following events:(i) a reduction in Mr. Kersten’s salary(ii) a relocation (or demand for relocation) of Mr. Kersten’s place of employment to a location more than ten(10) miles from his current place of employment, (iii) a significant and material reduction in Mr. Kersten’s authority, job duties or level of responsibility or the imposition of significant and material limitations on Mr. Kersten’s autonomy in his position, or (iv) a Change in Control, then the employment agreement will be terminated and Mr. Kersten will be entitled to receive a lump-sum payment from CEL-SCI equal to 24 months of salary ($1,232,710) and the unvested portion of any stock options would vest immediately. For purposes of the employment agreement a change in the control of CEL-SCI means: (1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors.

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

Patricia B. Prichep / Eyal Talor, Ph.D.

On August 31, 2019, CEL-SCI entered into a four-year employment agreement with Patricia B. Prichep, CEL-SCI’s Senior Vice President of Operations. The employment agreement with Ms. Prichep, which is essentially the same as Ms. Prichep’s prior employment agreement entered into on August 30, 2016 provides that, during the term of the agreement, CEL-SCI would pay Ms. Prichep an annual salary of $245,804 plus any increases approved by the Board of Directors during the period of the employment agreement.

On August 31, 2019, CEL-SCI entered into a four-year employment agreement with Eyal Talor, Ph.D., CEL-SCI’s Chief Scientific Officer. The employment agreement with Dr. Talor, which is essentially the same as Dr. Talor’s prior employment agreement entered into on August 30, 2016, provides that, during the term of the agreement, CEL-SCI would pay Dr. Talor an annual salary of $303,453 plus any increases approved by the Board of Directors during the period of the employment agreement.

If Ms. Prichep or Dr. Talor resigns after the occurrence of any of the following events: (i) a relocation (or demand for relocation) of employee’s place of employment to a location more than ten (10) miles from the employee’s current place of employment, (ii) a significant and material reduction in the employee’s authority, job duties or level of responsibility, (iii) the imposition of significant and material limitations on the employee’s autonomy in her or his position, or (iv) there is a change in the control of CEL-SCI, the employment agreements with Ms. Prichep and Dr. Talor allow Ms. Prichep and/or Dr. Talor (as the case may be) to resign from her or his position at CEL-SCI and receive a lump-sum payment from CEL-SCI equal to 18 months of salary ($406,498 and $501,836 respectively). In addition, the unvested portion of any stock options held by the employee will vest immediately. For purposes of the employment agreements, a change in the control of CEL-SCI means: (1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors.

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

During the year ended September 30, 2022, no director of CEL-SCI was also an executive officer of another entity which had an executive officer of CEL-SCI serving as a director of such entity or as a member of the compensation committee of such entity.

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

The option exercise price is determined by CEL-SCI’s Compensation Committee but cannot be less than the fair market value of the common stock on the date of the grant of the option (or 110% of the fair market value in the case of a person owning more than 10% of CEL-SCI's outstanding shares).

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

Stock Bonus Plans. Under the Stock Bonus Plans, shares of CEL-SCI’s common stock may be issued to CEL-SCI's employees, directors, officers, consultants and advisors, provided however that bona fide services must be rendered by consultants or advisors and such services must not be in connection with a capital-raising transaction or promoting CEL-SCI’s common stock.

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

Options are generally non-transferable except upon the death of the option holder. Shares issued pursuant to the Stock Bonus Plans will generally not be transferable until the person receiving the shares satisfies the vesting requirements imposed by the Committee when the shares were issued.

The Board of Directors of CEL-SCI may at any time, and from time to time, amend, terminate, or suspend one or more of the Plans in any manner it deems appropriate, provided that such amendment, termination or suspension may not adversely affect rights or obligations with respect to shares or options previously granted.

During fiscal year ended September 30, 2022, CEL-SCI granted 250,000 performance-based stock options from the 2020 Non-Qualified Stock Option Plan to officers. Each option entitles the holder to purchase one share of CEL-SCI’s common stock at a price of $10.48 per share, the fair value on the date of issuance. The stock options will vest 100% upon approval of the first marketing application for any pharmaceutical based upon CEL-SCI’s Multikine technology in any of the USA, Canada, UK, Germany, France, Italy, Spain, Japan, or Australia. None of the options will be exercisable before November 19, 2022. All options which have not vested as of November 18, 2031 will be canceled.

Stock Options

The following table shows information concerning the options granted during the fiscal year ended September 30, 2022 to the persons named below:

Options Granted

Name	Grant Date	Options Granted	Price Per Share	Expiration Date
Geert Kersten	11/19/2021	50,000	$10.48	11/18/2031
	6/13/2022	250,000	$3.35	6/12/2032

Patricia Prichep	11/19/2021	50,000	$10.48	11/18/2031
	6/13/2022	167,000	$3.35	6/12/2032

Eyal Talor	11/19/2021	50,000	$10.48	11/18/2031
	6/13/2022	182,000	$3.35	6/12/2032

Dan Zimmerman	11/19/2021	50,000	$10.48	11/18/2031
	6/13/2022	80,000	$3.35	6/12/2032

John Cipriano	11/19/2021	50,000	$10.48	11/18/2031
	6/13/2022	65,000	$3.35	6/12/2032

Bruno Baillavoine	6/13/2022	64,000	$3.35	6/12/2032

Peter Young	6/13/2022	64,000	$3.35	6/12/2032

Robert Watson	6/13/2022	64,000	$3.35	6/12/2032

Gail Naughton	8/2/2022	64,000	$3.61	8/1/2032

The following table shows the outstanding options held by the persons named below on September 30, 2022:

	Shares underlying unexercised
	Option which are:		Exercise	Expiration
Name	Exercisable	Unexercisable	Price	Date
Geert R. Kersten	20,000		70.00	12/17/22
	1,800		52.50	06/30/23
	3,600		27.25	02/25/24
	180,000		2.18	07/27/27
	530,121		2.45	04/30/28
	813,180		5.65	04/10/29
	148,000	444,000	10.93	04/19/30
	-	592,000	20.61	05/13/31
	-	50,000	10.48	11/18/31
	-	250,000	3.35	06/12/32

Patricia B. Prichep	6,000		70.00	12/17/22
	1,200		52.50	06/30/23
	2,400		27.25	02/25/24
	120,000		2.18	07/27/27
	222,607		2.45	04/30/28
	405,631		5.65	04/10/29
	72,000	216,000	10.93	04/19/30
	-	288,000	20.61	05/13/31
	-	50,000	10.48	11/18/31
	-	167,000	3.35	06/12/32

Eyal Talor, Ph.D	6,000		70.00	12/17/22
	1,200		52.50	06/30/23
	2,400		27.25	02/25/24
	120,000		2.18	07/27/27
	193,934		2.45	04/30/28
	100,000		3.55	09/20/28
	382,712		5.65	04/10/29
	72,000	216,000	10.93	04/19/30
	-	318,000	20.61	05/13/31
	-	50,000	10.48	11/18/31
	-	182,000	3.35	06/12/32

Dan Zimmerman, Ph.D	900		52.50	06/30/23
	1,800		27.25	02/25/24
	8,000		27.50	08/05/24
	4,000		15.50	06/25/25
	4,000		11.75	07/21/26
	6,000		1.87	06/28/27
	20,000		1.59	09/17/27
	126,194		2.45	04/30/28
	211,459		5.65	04/10/29
	40,000	120,000	10.93	04/19/30
	-	160,000	20.61	05/13/31
	-	50,000	10.48	11/18/31
	-	80,000	3.35	06/12/32

John Cipriano	900		57.50	06/30/23
	1,800		27.25	02/25/24
	90,000		2.18	07/27/27
	148,347		2.45	04/30/28
	206,880		5.65	04/10/29
	40,000	120,000	10.93	04/19/30
	-	130,000	20.61	05/13/31
	-	50,000	10.48	11/18/31
	-	65,000	3.35	06/12/32

Summary. The following shows certain information as of September 30, 2022 concerning the stock options and stock bonuses granted by CEL-SCI. Each option represents the right to purchase one share of CEL-SCI's common stock.

Name of Plan	Total Shares Reserved Under Plans	Shares Reserved for Outstanding Options	Shares Issued	Remaining Options/Shares Under Plans
Incentive Stock Option Plans	138,400	75,329	N/A	213
Non-Qualified Stock Option Plans	13,787,200	12,888,685	N/A	476,173
Stock Bonus Plans	783,760	N/A	415,968	367,759
Stock Compensation Plans	634,000	N/A	153,195	462,395
Incentive Stock Bonus Plan	640,000	N/A	614,500	25,500

Of the shares issued pursuant to CEL-SCI's Stock Bonus Plans, 333,646 shares were issued as part of CEL-SCI's contribution to its 401(k) plan.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to CEL-SCI’s Incentive and Non-Qualified Stock Option Plans as of September 30, 2022, CEL-SCI’s most recent fiscal year end. CEL-SCI's Incentive and Non-Qualified Stock Option Plans have been approved by CEL-SCI's shareholders.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
Incentive Stock Option Plans	75,329	$29.27	213
Non-Qualified Stock Option Plans	12,888,685	$8.94	476,173

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of December 1, 2022, information with respect to the only persons owning beneficially 5% or more of CEL-SCI’s outstanding common stock and the number and percentage of outstanding shares owned by each director and officer of CEL-SCI and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address	Number of Shares (1)		Percent of Class (2)
Geert R. Kersten 8229 Boone Blvd., Suite 802 Vienna, VA 22182	3,844,893	(3)	8.3%

Patricia B. Prichep 8229 Boone Blvd., Suite 802 Vienna, VA 22182	1,060,014		2.4%

Eyal Talor, Ph.D. 8229 Boone Blvd., Suite 802 Vienna, VA 22182	985,402		2.2%

Daniel H. Zimmerman, Ph.D. 8229 Boone Blvd., Suite 802 Vienna, VA 22182	542,579		1.2%

John Cipriano 8229 Boone Blvd., Suite 802 Vienna, VA 22182	551,035		1.2%

Peter R. Young, Ph.D. 208 Hewitt Drive, Suite 103-143 Waco, TX 76712	347,114		*

Bruno Baillavoine 8229 Boone Blvd., Suite 802 Vienna, VA 22182	283,473		*

Robert Watson 245 N. Highland Ave. NE Suite 230-296 Atlanta, GA 30307	254,431		*

Gail Naughton, Ph.D. 8229 Boone Blvd., Suite 802 Vienna, VA 22182	-		*

All Officers and Directors as a Group (9 persons)	7,868,941		15.78%

*	Less than 1%
(1)	Includes shares issuable prior to February 28, 2023 upon the exercise of options or warrants granted to the following persons:

Name	Options or Warrants Exercisable Prior to February 28, 2023
Geert R. Kersten, Esq.	2,694,109	(3)
Patricia B. Prichep	848,397
Eyal Talor, Ph.D.	878,246
Daniel Zimmerman, Ph.D.	422,353
John Cipriano	487,927
Peter R. Young, Ph.D.	318,200
Bruno Baillavoine	277,500
Robert Watson	250,000
Gail Naughton, Ph.D.	-

(2)	Amount includes shares referred to in (1) above but excludes shares which may be issued upon the exercise of options and warrants previously issued by CEL-SCI.
(3)	Amount includes 346,421 shares and 390,928 warrants held in the de Clara Trust, of which Mr. Kersten is a trustee and beneficiary.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended September 30, 2022, no shares of the Company’s common stock were purchased by officers or directors. During the year ended September 30, 2021, officers and a director of the Company purchased 27,500 restricted shares of the Company’s common stock at an aggregate market value of approximately $220,000. The shares are subject to the conditions of Rule 144 under the Securities Act of 1933.

See Note 11 to the financial statements included as part of this report for additional information concerning related party transactions.

ITEM 14.PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA, LLP served as CEL-SCI’s independent registered public accountant for the two years ended September 30, 2022. The following table shows the aggregate fees billed to CEL-SCI for these years by BDO USA, LLP:

	Year Ended September 30,
	2022	2021

Audit Fees	$358,899	$391,240
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Audit fees represent amounts billed for professional services rendered for the audit of CEL-SCI’s annual financial statements and the reviews of the interim financial statements included in CEL-SCI’s 10-Q reports for the fiscal year and all regulatory filings.

Before BDO USA, LLP was engaged by CEL-SCI to render audit or non-audit services, the engagement was approved by CEL-SCI’s audit committee. CEL-SCI’s Board of Directors is of the opinion that the audit fees charged by BDO USA, LLP are consistent with BDO USA, LLP maintaining its independence from CEL-SCI.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibits
3(a)	Articles of Incorporation	Incorporated by reference to Exhibit 3(a) of CEL-SCI's combined Registration Statement on Form S-1 and Post-Effective Amendment ("Registration Statement"), Registration Nos. 2-85547-D and 33-7531.

3(b)	Amended Articles	Incorporated by reference to Exhibit 3(a) of CEL-SCI's Registration Statement on Form S-1, Registration Nos. 2-85547-D and 33-7531.

3(c)	Amended Articles (Name change only)	Incorporated by reference to Exhibit 3(c) of CEL-SCI's Registration Statement on Form S-1 Registration Statement (No. 33-34878).

3(d)	Bylaws (as amended)	Incorporated by reference to Exhibit 3(d) of CEL-SCI's Post-Effective Amendment No. 3 to Registration Statement on Form S-1 (No. 333-229295).

4	Shareholders Rights Agreement, as Amended	Incorporated by reference to Exhibit 4 filed with CEL-SCI’s 8-K report dated October 30, 2020.

4(b)	Incentive Stock Option Plan	Incorporated by reference to Exhibit 4 (b) filed on October 7, 2016 with CEL-SCI’s registration statement on Form S¬8 (File number 333-214031).

4(c)	Non-Qualified Stock Option Plan	Incorporated by reference to Exhibit 4 (b) filed on July 1, 2022 with CEL-SCI’s registration statement on Form S¬8 (File number 333-265994).

4(d)	Stock Bonus Plan	Incorporated by reference to Exhibit 4 (c) filed on February 9, 2018 with CEL-SCI’s registration statement on Form S¬8 (File number 333-222969).

4(e)	Stock Compensation Plan	Incorporated by reference to Exhibit 4 (c) filed on January 24, 2020 with CEL-SCI’s registration statement on Form S¬8 (File number 333-236063).

4(f)	2014 Incentive Stock Bonus Plan	Filed with Amendment No. 2 to CEL-SCI’s annual report on Form 10-K for the year ended September 30, 2014.

10(l)	First Amendment to Development Supply and Distribution Agreement with Orient Europharma.	Incorporated by reference to Exhibit 10(m) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(m)	Exclusive License and Distribution Agreement with Teva Pharmaceutical Industries Ltd.	Incorporated by reference to Exhibit 10(n) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(n)	Lease Agreement	Incorporated by reference to Exhibit 10(o) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(p)	Licensing Agreement with Byron Biopharma	Incorporated by reference to Exhibit 10(i) of CEL-SCI’s report on Form 8-K dated March 27, 2009

10(z)	Development, Supply and Distribution Agreement with Orient Europharma	Incorporated by reference to Exhibit 10(z) filed with CEL-SCI’s report on Form 10-K for the year ended September 30, 2003.

10 (rr)	Assignment and Assumption Agreement with Teva Pharmaceutical Industries, Ltd. and GCP Clinical Studies, Ltd.	Incorporated by reference to Exhibit 10(rr) of CEL-SCI’s report on Form 10-K/A report for the year ended September 30, 2014 dated April 17, 2015.

10 (ss)	Service Agreement with GCP Clinical Studies, Ltd., together with Amendment 1 thereto*	Incorporated by reference to Exhibit 10(ss) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (tt)	Joinder Agreement with PLIVA Hrvatska d.o.o.	Incorporated by reference to Exhibit 10(tt) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (uu)	Master Service Agreement with Ergomed Clinical Research, Ltd., and Clinical Trial Orders thereunder	Incorporated by reference to Exhibit 10(uu) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (vv)	Co-Development and Revenue Sharing Agreement with Ergomed Clinical Research Ltd., dated April 19, 2013, as amended	Incorporated by reference to Exhibit 10(vv) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (ww)	Co-Development and Revenue Sharing Agreement II: Cervical Intraepithelial Neoplasia in HIV/HPV co-infected women, with Ergomed Clinical Research Ltd., dated October 10, 2013, as amended	Incorporated by reference to Exhibit 10(ww) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (xx)	Co-Development and Revenue Sharing Agreement III: Anal warts and anal intraepithelial neoplasia in HIV/HPV co-infected patients, with Ergomed Clinical Research Ltd., dated October 24, 2013	Incorporated by reference to Exhibit 10(xx) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (yy)	Master Services Agreement with Aptiv Solutions, Inc.	Incorporated by reference to Exhibit 10(yy) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (zz)	Project Agreement Number 1 with Aptiv Solutions, Inc. together with Amendments 1 and 2 thereto*	Incorporated by reference to Exhibit 10(zz) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (aaa)	Second Amendment to Development Supply and Distribution Agreement with Orient Europharma	Incorporated by reference to Exhibit 10(aaa) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (iii)	Amendment to Co-Development and Revenue Sharing Agreement with Ergomed Clinical Research, Ltd., dated September 15, 2015	Incorporated by reference to Exhibit 10 (iii) filed with CEL-SCI’s 10-K report for the year ended September 30, 2015.

10 (mmm)	Employment Agreement with Geert Kersten (2019-2023)	Incorporated by reference to Exhibit 10(10.7) of CEL-SCI’s report on Form 8-K dated August 31, 2019.

10 (nnn)	Employment Agreement with Patricia Prichep (2019-2022)	Incorporated by reference to Exhibit 10(10.8) of CEL-SCI’s report on Form 8-K dated August 31, 2019.

10 (ooo)	Employment Agreement with Eyal Taylor (2019-2022)	Incorporated by reference to Exhibit 10(10.9) of CEL-SCI’s report on Form 8-K dated August 31, 2019.

23.1	Consent of BDO USA, LLP

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission under Rule 24b-2 of the Securities Exchange Act of 1934. The omitted confidential material has been filed separately with the Commission. The location of the omitted confidential information is indicated in the exhibit with asterisks (*)

CEL-SCI CORPORATION Financial Statements for the Years Ended September 30, 2022 and 2021, and Report of Independent Registered Public Accounting Firm

CEL-SCI CORPORATION TABLE OF CONTENTS

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

CEL-SCI Corporation

Vienna, Virginia

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CEL-SCI Corporation (the “Company”) as of September 30, 2022 and 2021, the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has future liquidity needs that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Evaluation of Liquidity

As described in Note 2 to the financial statements, the Company has experienced recurring losses. The Company expects to continue incurring losses for the foreseeable future. Further, the Company has spent, and expects to continue to spend, a substantial amount of funds in connection with implementing its business strategy, including planned product development efforts, clinical trials and research and discovery efforts. The Company is dependent on its ability to raise additional funding from the capital markets in order to continue to fund its operations.

We identified management’s evaluation of the Company’s liquidity as a critical audit matter due to the significant judgments and assumptions used by management in (i) preparing its forecast of cash expenditures to support the Company’s drug development and clinical trials, and (ii) providing complete and accurate disclosures related to the Company’s liquidity. Auditing these judgments and assumptions involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•	Assessing the reasonableness of management’s key assumptions in forecasting cash expenditures by comparing the key assumptions to (i) historical forecasts and (ii) the Company’s ongoing drug development pipeline.

•	Testing the completeness and accuracy of underlying data used in the forecasted cash expenditures by (i) inspecting contractual arrangements with third-party clinical research organizations and suppliers, and (ii) considering current and past expenditures in evaluating the forecasted fixed and variable costs.

•

Evaluating the adequacy of management’s disclosure in the financial statements regarding the Company’s liquidity by comparing the disclosure to other audit evidence obtained to determine whether such evidence is consistent with or contradictory to the Company’s liquidity disclosure.

/s/BDO USA, LLP

We have served as the Company's auditor since 2005.

Potomac, Maryland

December 27, 2022

CEL-SCI CORPORATION

BALANCE SHEETS

SEPTEMBER 30, 2022 AND 2021

ASSETS	2022	2021
Current assets:
Cash and cash equivalents	$22,672,138	$36,060,148
U.S. Treasury Bills	-	6,151,385
Receivables	-	54,922
Prepaid expenses	762,063	998,482
Supplies used for R&D and manufacturing	2,001,715	2,006,584
Total current assets	25,435,916	45,271,521

Finance lease right of use assets	10,937,797	12,691,921
Operating lease right of use assets	1,884,464	2,056,178
Property and equipment, net	11,889,029	13,663,562
Patent costs, net	212,201	275,866
Deposits	-	1,910,917
Supplies used for R&D and manufacturing	164,299	-
Total assets	$50,523,706	$75,869,965

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,618,290	$1,675,813
Accrued expenses	842,492	859,216
Due to employees	471,488	265,993
Derivative instruments, current portion	-	437,380
Lease liabilities, current portion	1,731,481	698,665
Total current liabilities	4,663,751	3,937,067

Finance lease liabilities, net of current portion	11,721,368	13,252,364
Operating lease liabilities, net of current portion	1,850,380	2,021,308
Other liabilities	125,000	125,000
Total liabilities	18,360,499	19,335,739

STOCKHOLDERS' EQUITY
Common stock, $0.01 par value - 600,000,000 shares authorized; 43,448,317 and 43,207,183 shares issued and outstanding at September 30, 2022 and 2021, respectively	434,484	432,072
Additional paid-in capital	486,625,816	474,298,566
Accumulated deficit	(454,897,093)	(418,196,412)
Total stockholders' equity	32,163,207	56,534,226

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$50,523,706	$75,869,965

CEL-SCI CORPORATION

STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	2022	2021

Operating expenses:
Research and development	$25,355,346	$23,108,897
General & administrative	10,707,447	13,085,232
Total operating expenses	36,062,793	36,194,129

Operating loss	(36,062,793)	(36,194,129)

Other income (expense)	107,148	(8,213)
Gain (loss) on derivative instruments	366,791	(694,858)
Other non-operating (loss) gain	(30,793)	1,685,379
Interest expense, net	(1,081,034)	(1,149,288)

Net loss	$(36,700,681)	$(36,361,109)
Modification of warrants	(929,122)	(350,861)
Net loss available to common shareholders	$(37,629,803)	$(36,711,970)

Net loss per common share - basic	$(0.87)	$(0.90)
Weighted average common shares outstanding - basic	$43,148,888	$40,662,137

Net loss per common share - diluted	$(0.87)	$(0.90)
Weighted average common shares outstanding - diluted	$43,148,888	$40,694,248

CEL-SCI CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY

YEAR ENDED SEPTEMBER 30, 2022

			Additional
	Common	Stock	Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, SEPTEMBER 30, 2020	38,730,150	$387,302	$401,174,675	$(381,835,303)	$19,726,674

Proceeds from the sale of common stock	2,610,000	26,100	47,337,326	-	47,363,426
Warrant exercises	1,597,870	15,978	9,991,328	-	10,007,306
Modification of warrants	-	-	24,387	-	24,387
401(k) contributions paid in common stock	17,990	180	200,919	-	201,099
Stock issued to nonemployees for service	75,885	759	1,194,945	-	1,195,704
Equity-based compensation - employees	(2,000)	(20)	13,685,066	-	13,685,046
Option exercises	149,788	1,498	744,730	-	746,228
Purchase of stock by officers and directors	27,500	275	219,725	-	220,000
Share issuance costs	-	-	(274,535)	-	(274,535)
Net loss	-	-	-	(36,361,109)	(36,361,109)

BALANCE, SEPTEMBER 30, 2021	43,207,183	$432,072	$474,298,566	$(418,196,412)	$56,534,226

Warrant exercises	25,205	252	171,562	-	171,814
401(k) contributions paid in common stock	52,882	528	222,515	-	223,043
Stock issued to nonemployees for service	156,547	1,567	691,926	-	693,493
Equity-based compensation - employees	-	-	11,389,932	-	11,389,932
Option exercises	6,500	65	29,770	-	29,835
Share issuance costs	-	-	(178,455)	-	(178,455)
Net loss	-	-	-	(36,700,681)	(36,700,681)

BALANCE, SEPTEMBER 30, 2022	43,448,317	$434,484	$486,625,816	$(454,897,093)	$32,163,207

CEL-SCI CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,700,681)	$(36,361,109)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	3,828,917	2,231,108
Non-cash lease expense	54,469	31,441
Share-based payments for services	762,261	1,226,690
Equity-based compensation	11,389,932	13,685,046
Common stock contributed to 401(k) plan	223,043	201,099
Gain on short term investments	(615)	(5,621)
(Gain) loss on derivative instruments	(366,791)	694,858
Modification of warrants	-	24,387
Impairment loss on abandonment of patents	30,793	-
(Increase)/decrease in assets:
Receivables	54,922	-
Prepaid expenses	167,651	283,964
Supplies used for R&D and manufacturing	(159,430)	(1,186,532)
Deposits	1,910,917	(240,000)
Increase/(decrease) in liabilities:
Accounts payable	374,890	445,981
Accrued expenses	(16,724)	363,701
Due to employees	205,495	(182,029)

Net cash used in operating activities	(18,240,951)	(18,787,016)

CASH FLOWS FROM INVESTING ACTIVITIES:
Net sales (purchases) of US Treasury bills	6,152,000	(6,145,764)
Purchases of property and equipment	(637,892)	(9,016,329)
Expenditures for patent costs	(22,741)	(22,641)

Net cash provided by (used in) investing activities	5,491,367	(15,184,734)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock and warrants	-	47,363,426
Payment of share issuance costs	(169,445)	(325,034)
Proceeds from the exercise of warrants	101,225	5,984,215
Proceeds from the exercise of options	29,835	746,228
Proceeds from the purchase of stock by officers and directors	-	220,000
Proceeds from landlord funding of lease improvements	786,454	1,613,546
Payments on obligations under finance leases	(1,386,495)	(1,079,392)

Net cash (used in) provided by financing activities	(638,426)	54,522,989

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,388,010)	20,551,239

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	36,060,148	15,508,909

CASH AND CASH EQUIVALENTS, END OF YEAR	$22,672,138	$36,060,148

CEL-SCI CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2022 AND 2021

SUPPLEMENTAL DISCLOSURES OF NON-CASH INVESTING AND FINANCING ACTIVITIES:	2022	2021

Property and equipment included in accrued expenses and accounts payable	$-	$435,412
Capitalizable patent costs included in accrued expenses and accounts payable	$-	$6,510
Changes to right of use assets and liabilities	$16,268	$551,444
Finance lease obligation included in accounts payable	$1,354	$855
Prepaid consulting services paid with issuance of common stock	$295,143	$363,911
Fair value of warrant liabilities on date of exercise	$70,589	$4,023,091
Assets purchased under finance leases	$32,409	$-
Financing costs included in current liabilities	$9,010	$-
Accrued consulting services to be paid with common stock	$55,000	$55,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS:
Cash paid for interest	$1,157,069	$1,173,702

CEL-SCI CORPORATION

NOTES TO FINANCIAL STATEMENTS

1.	ORGANIZATION

CEL-SCI Corporation (the Company) was incorporated on March 22, 1983 in the state of Colorado to finance research and development in biomedical science and ultimately to engage in marketing and selling products.

The Company is focused on finding the best way to activate the immune system to fight cancer and infectious diseases. The Company has announced results from its Phase 3 study for its lead investigational therapy, Multikine® (Leukocyte Interleukin, Injection), involving head and neck cancer, for which the Company has received Orphan Drug Status from the United States Food and Drug Administration (FDA). Unlike other immune therapies, Multikine is administered locally at the site of the tumor as a first line treatment right after diagnosis, before surgery and radiation. The goal is to help the intact immune system kill the micro metastases that usually cause recurrence of the cancer to improve outcomes and better overall survival rates for patients suffering from head and neck cancer.

CEL-SCI is also investigating a peptide-based immunotherapy (CEL-4000) as a vaccine for rheumatoid arthritis using its LEAPS technology platform. CEL-SCI is in the process of completing pre-IND studies for CEL-4000.

2.	LIQUIDITY

The Company has incurred significant costs since its inception for the acquisition of certain proprietary technology and scientific knowledge relating to the human immunological defense system, patent applications, research and development, administrative costs, construction and expansion of manufacturing and laboratory facilities and participation in clinical trials. The Company has funded such costs primarily with proceeds from loans and the public and private sale of its securities. The Company will be required to raise additional capital or find additional long-term financing to continue with its efforts to bring Multikine to market. The ability to raise capital may be dependent upon market conditions that are outside the control of the Company. The ability of the Company to obtain approval from the U.S. Food and Drug Administration (FDA) for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure. The Company believes there is a high likelihood that it will continue to receive funds from private and public offerings and warrant exercises similar to the way it has funded operations in the past. However, there can be no assurance that the Company will be able to raise sufficient capital to support its operations.

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

Property and Equipment – Property and equipment are recorded at cost and depreciated using the straight-line method over estimated useful lives of five to seven years. Leasehold improvements are depreciated over the shorter of the estimated useful life of the asset or the term of the lease. Repairs and maintenance which do not extend the life of the asset are expensed when incurred. Property and equipment are reviewed on a quarterly basis to determine if any of the assets are impaired.

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

Leases – The Company accounts for contracts that convey the right to control the use of identified property, plant or equipment over a period of time in exchange for consideration, as leases upon inception. The Company leases certain real estate, machinery, laboratory equipment and office equipment over varying periods. Many of these leases include an option to either renew or terminate the lease. For purposes of calculating lease liabilities, these options are included in the lease term when it is reasonably certain that the Company will exercise such options. The incremental borrowing rate utilized to calculate the lease liabilities is based on the information available at the commencement date, as most of the leases do not provide an implicit borrowing rate. Short-term leases, defined as leases with initial terms of 12 months or less, are not reflected on the balance sheet. Lease expense for such short-term leases is not material.For purposes of calculating the finance and operating lease liabilities, lease and non-lease components are combined into a single element.

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

The Company adopted Accounting Standards Update (ASU) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in an Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity effective October 1, 2021. The amendments in this ASU simplify and clarify the guidance in Subtopic 815-40. There was no financial impact upon adoption.

The Company adopted ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This standard was issued to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 is effective for fiscal years beginning after December 15, 2021, however, as permitted, the Company has elected to prospectively adopt the standard effective as of October 1, 2021.

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

Net Loss Per Common Share – The Company calculates net loss per common share in accordance with ASC 260, Earnings Per Share (ASC 260). Basic and diluted net loss per common share was determined by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock and common stock warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents. The Company maintains its cash and cash equivalents with high quality financial institutions. At times, these accounts may exceed federally insured limits. The Company has not experienced any losses in such bank accounts. The Company believes it is not exposed to significant credit risk related to cash and cash equivalents. All non-interest bearing cash balances were fully insured up to $250,000 at September 30, 2022.

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. A full valuation allowance was recorded against the deferred tax assets as of September 30, 2022 and 2021.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (IR Act) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (Treasury) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, obsolescence of supplies used for R&D and manufacturing, accruals, stock options, useful lives for depreciation and amortization of long-lived assets, deferred tax assets and the related valuation allowance, and the valuation of derivative liabilities. Actual results could differ from estimates, although management does not believe such differences would materially affect the financial statements in any given year. However, regarding the valuation of derivative liabilities determined using the Black-Scholes pricing model, significant fluctuations may materially affect the financial statements in a given year. Additionally, in calculating the right of use assets and lease liabilities, estimates and assumptions were used to determine the incremental borrowing rates and the expected lease terms. The Company considers the estimates used in valuing the derivative liabilities and the lease assets and liabilities to be significant.

New Accounting Pronouncements

The Company has considered all recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

4.	WARRANTS AND NON-EMPLOYEE OPTIONS

The following warrants and non-employee options are outstanding at September 30, 2022:

Warrant/Options	Issue Date	Shares Issuable upon Exercise of Warrants/ Options	Exercise Price	Expiration Date
Series N	8/18/2008	85,339	$3.00	8/18/2024
Series UU	6/11/2018	93,603	$2.80	6/30/2024
Series X	1/13/2016	120,000	$9.25	7/13/2024
Series Y	2/15/2016	26,000	$12.00	8/15/2024
Series MM	6/22/2017	333,432	$1.86	6/22/2024
Series NN	7/24/2017	200,087	$2.52	7/24/2024
Series RR	10/30/2017	251,761	$1.65	10/30/2022
Series SS	12/19/2017	200,000	$2.09	12/18/2022
Series TT	2/5/2018	600	$2.24	2/5/2023
Consultant Options	7/28/2017 – 11/18/2020	15,000	$2.18 - $11.61	11/17/2022 - 7/27/2027

The following warrants and non-employee options are outstanding at September 30, 2021:

Warrant/Options	Issue Date	Shares Issuable upon Exercise of Warrants/ Options	Exercise Price	Expiration Date
Series N	8/18/2008	85,339	$3.00	8/18/2022
Series UU	6/11/2018	93,603	$2.80	6/30/2022
Series X	1/13/2016	120,000	$9.25	7/13/2022
Series Y	2/15/2016	26,000	$12.00	8/15/2022
Series Z	5/23/2016	184,800	$13.75	11/23/2021
Series CC	12/8/2016	15,845	$5.00	12/8/2021
Series HH	2/23/2017	200	$3.13	2/16/2022
Series AA	8/26/2016	100,000	$13.75	2/22/2022
Series MM	6/22/2017	333,432	$1.86	6/22/2022
Series NN	7/24/2017	210,087	$2.52	7/24/2022
Series RR	10/30/2017	251,761	$1.65	10/30/2022
Series SS	12/19/2017	200,000	$2.09	12/18/2022
Series TT	2/5/2018	600	$2.24	2/5/2023
Consultant Options	7/28/2017 – 11/18/2020	15,000	$2.18 - $11.61	11/17/2022 - 7/27/2027

A.	Warrant Liabilities

Warrant liabilities outstanding at September 30 are as follows:

	2022	2021
Series Z warrants	$-	$64,787
Series AA warrants	-	276,035
Series CC warrants	-	94,961
Series HH warrants	-	1,597
Total warrant liabilities	$-	$437,380

The gains/(losses) on the warrant liabilities for the years ended September 30 are as follows:

	2022	2021
Series W warrants	$-	$73,570
Series Z warrants	64,787	252,115
Series ZZ warrants	-	(98,692)
Series AA warrants	276,035	(318,823)
Series BB warrants	-	65,173
Series CC warrants	24,372	(668,605)
Series HH warrants	1,597	404
Net loss on warrant liabilities	$366,791	$(694,858)

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

On August 22, 2021, 16,000 Series BB warrants, with an exercise price of $13.75, expired.

On October 28, 2020, 688,930 Series W warrants, with an exercise price of $16.75, expired.

Exercise of Warrant Liabilities

The following warrants recorded as liabilities were exercised during the year ended September 30, 2022:

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series CC	15,205	$5.00	$76,025

The following warrants recorded as liabilities were exercised during the year ended September 30, 2021:

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series Z	79,200	$13.75	$1,089,000
Series ZZ	20,000	$13.75	275,000
Series AA	100,000	$13.75	1,375,000
Series CC	132,798	$5.00	663,990
	331,998		$3,402,990

B.	Equity Warrants

Changes in Equity Warrants

On June 13, 2022, the expiration dates of the Series N, Series X, Series Y, Series UU, Series MM and Series NN warrants were extended two years.  The incremental costs of the Series N, Series X and Series Y warrant extensions were recorded as a deemed dividend and totaled approximately $294,000 for the year ended September 30, 2022.  The Series N and Series X warrants are held by the de Clara Trust.  The incremental cost of the Series MM, Series NN and Series UU warrant extensions of approximately $635,000 was recorded as a deemed dividend because there were no longer any notes payable associated with these warrants at the time of modification.  The Series UU warrants and a portion of the Series MM and Series NN warrants are held by Geert Kersten, Patricia Prichep (current officers of the Company) and the de Clara Trust.

On June 28, 2021, the expiration dates of the Series N, Series X, Series Y and Series UU warrants were extended one year.  On December 7, 2020, the expiration dates of the Series N, Series X, Series Y and Series UU warrants were extended six months. The incremental costs of the warrant extensions were recorded consistent with the accounting for the initial warrant issuances.  The incremental costs of the Series N and Series X warrant extensions were recorded as a deemed dividend and totaled approximately $351,000 for the year ended September 30, 2021, respectively.  The Series N and Series X warrants are held by the de Clara Trust.  The incremental cost of the Series Y warrant extension was recorded as additional paid in capital and totaled approximately $103,000 for the year ended September 30, 2021.  The incremental cost of the Series UU warrant extension was recorded as interest expense because these warrants were initially issued as an inducement to convert notes payable into common stock and totaled approximately $24,000 for the year ended September 30, 2021.  The Series UU warrants are held by Geert Kersten, Patricia Prichep and the de Clara Trust.

Exercise of Equity Warrants

The following equity warrants were exercised during the year ended September 30, 2022.

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series NN	10,000	$2.52	$25,200

The following equity warrants were exercised during the year ended September 30, 2021.

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series MM	464,201	$1.86	$863,414
Series NN	138,755	$2.52	349,663
Series RR	165,888	$1.65	273,715
Series SS	126,064	$2.09	263,474
Series TT	370,964	$2.24	830,959
	1,265,872		$2,581,225

C.	Options and Shares Issued to Consultants

The Company typically enters into consulting arrangements in exchange for common stock or stock options. During the years ended September 30, 2022 and 2021, the Company issued 156,547 and 75,885 shares, respectively, of common stock to consultants, all of which were restricted shares.  Under these arrangements, during the periods presented, the common stock was issued with stock prices ranging from $2.86 to $24.95 per share.  The weighted average grant price was $4.59 and $15.46, respectively, for stock issued during the years ended September 30, 2022 and 2021.

During the years ended September 30, 2022 and 2021, the Company recorded total expense of approximately $762,000 and $1,227,000, respectively, relating to these consulting agreements. At September 30, 2022 and 2021, unamortized balances of $295,000 and $364,000, respectively, are included in prepaid expenses as the contracts are ongoing and will be recognized in future periods as incurred.

No options were issued to consultants during the year ended September 30, 2022.  During the year ended September 30, 2021, the Company issued 5,000 options to a consultant to purchase common stock with an exercise price of $11.61 and an expiration of November 17, 2022.  As of September 30, 2022, 15,000 options issued to consultants as payment for services remained outstanding, all of which were issued from the Non-Qualified Stock Option plan and are fully vested.

5.	PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30:

	2022	2021
Research equipment	$4,095,022	$4,211,124
Furniture and equipment	99,296	99,768
Leasehold improvements	13,544,394	13,465,123
	17,738,712	17,776,015
Accumulated depreciation and amortization	(5,849,683)	(4,112,453)

Net property and equipment	$11,889,029	$13,663,562

Depreciation expense for the years ended September 30, 2022 and 2021 totaled approximately $1,977,000 and $447,000 respectively.

6.	PATENTS

Patents consist of the following at September 30:

	2022	2021
Patents	$893,833	$910,523
Accumulated amortization	(681,632)	(634,657)

Patents, net	$212,201	$275,866

During the years ended September 30, 2022 and 2021, there was no impairment of patent costs.  Amortization expense for the years ended September 30, 2022 and 2021 totaled approximately $49,000 and $52,000, respectively.   The total estimated future amortization is as follows:

Years ending September 30,
2023	$38,000
2024	30,000
2025	28,000
2026	24,000
2027	21,000
Thereafter	71,000
$212,000

7.	INCOME TAXES

At September 30, 2022 and 2021, the Company had net deferred tax assets of $52.9 million and $44.1 million, respectively. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax assets. In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some, or all, of the deferred tax asset will be realized.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income.  Management has considered the history of the Company’s operating losses and believes that the realization of the benefit of the deferred tax assets cannot be reasonably assured.

Pursuant to Section 382 of the Internal Revenue Code, or IRC, annual use of the Company’s net operating loss (NOL) carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. Such ownership change could result in annual limitations on the utilization of tax attributes, including NOL carryforwards and tax credits. The Company performed an analysis to determine if any additional ownership changes occurred during the year ended September 30, 2022 and no such shifts were identified. If changes in ownership occur after year end, NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

The Company had federal NOL carryforwards of approximately $100.2 million and $77.1 million at September 30, 2022 and 2021, respectively. Approximately $19.2 million of the NOL carryforwards begin to expire during the year ended September 30, 2023 and become fully expired by 2038 and approximately $81.0 million of NOL carryforwards, which were generated subsequent to the Tax Cuts and Jobs Act, have an indefinite life.  In addition, the Company has a general business credit as a result of the credit for increasing research activities (R&D credit) of approximately $1.2 million at September 30, 2022 and 2021.  The R&D credit expires during the fiscal year ending September 30, 2029.

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2022 and 2021 are listed below:

	2022	2021

NOL carryforwards	$25,346,000	$19,789,000
Capitalized R&D	15,042,000	15,040,000
Stock-based compensation	10,442,000	7,785,000
Lease liabilities	3,872,000	4,101,000
R&D credit	1,221,000	1,221,000
Vacation and other	307,000	126,000
Total deferred tax assets	56,230,000	48,062,000

Right of use assets	(3,244,000)	(3,786,000)
Fixed assets and intangibles	(44,000)	(172,000)
Total deferred tax liability	(3,288,000)	(3,958,000)

Net deferred tax asset	52,942,000	44,104,000
Valuation allowance	(52,942,000)	(44,104,000)
Ending balance	$-	$-

The Company has no federal or state current or deferred tax expense or benefit.  The Company’s effective tax rate differs from the applicable federal statutory tax rate.  The reconciliation of these rates is as follows for the years ended September 30:

	2022	2021

Federal rate	21.00%	21.00%
State tax rate change	(1.67)	(1.37)
State tax rate, net of federal benefit	4.34	4.72
Other adjustments	(0.28)	(0.79)
Permanent differences	0.21	0.23
Change in valuation allowance	(23.61)	(23.79)

Effective tax rate	0.00%	0.00%

The Company applies the provisions of ASC 740, “Accounting for Uncertainty in Income Taxes,” which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more likely than not that the position will be sustained.  The Company has elected to reflect any tax penalties or interest resulting from tax assessments on uncertain tax positions as a component of income tax expense.  The Company has generated federal net operating losses during the tax years ended September 30, 1999 through 2022.  The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years  September 30, 2018 and prior.

8.	STOCK COMPENSATION

The Company recognized the following expenses for options issued or vested and restricted stock awarded during the year:

	Year Ended September 30,
	2022	2021
Employees	$11,389,932	$13,685,046
Non-employees	$762,261	$1,226,690

During the years ended September 30, 2022 and 2021 the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model using the following assumptions.

	2022	2021
Expected stock price volatility	96.37 – 99.26%	90.42 – 97.22%
Risk-free interest rate	1.50 – 3.43%	0.85 – 1.65%
Expected life of options	9.67 – 9.69 years	9.68 – 9.69 years
Expected dividend yield	-	-

Non-Qualified Stock Option Plans –

During the year ended September 30, 2022, the Company adopted the 2022 Non-Qualified Stock Option Plan, which provides for the issuance of up to 2,000,000 options to purchase shares of common stock.  On November 19, 2021, the Company granted 250,000 performance-based stock options from the 2020 Non-Qualified Stock Option Plan to officers. Each option entitles the holder to purchase one share of the Company’s common stock at a price of $10.48 per share, the fair value on the date of issuance. The stock options will vest 100% upon approval of the first marketing application for any pharmaceutical based upon the Company’s Multikine technology in any of the USA, Canada, UK, Germany, France, Italy, Spain, Japan, or Australia.  None of the options will be exercisable before November 19, 2022.  All options which have not vested as of November 18, 2031 will be canceled.  On the grant date, the options were valued using a Monte Carlo Simulation. A Monte Carlo Simulation is a statistical technique that is used to model probabilistic systems and establish the probabilities for a variety of outcomes. However, because attainment of the performance condition cannot be considered probable, no compensation cost is recognized relating to these options as of September 30, 2022.  Management will reassess the probability of achieving the performance condition at each reporting date.

During the year ended September 30, 2021, the Company adopted the 2021 Non-Qualified Stock Option Plan, which provides for the issuance of up to 1,800,000 options to purchase shares of common stock. On May 14, 2021, the Company granted 1,800,000 performance-based stock options from the 2021 Non-Qualified Stock Option Plan and 72,000 performance-based stock options from the 2020 Non-Qualified Stock Option Plan to officers and directors.  Each option entitles the holder to purchase one share of the Company's common stock at a price of $20.61 per share, the fair value on the date of issuance. The stock options will vest 100% upon the achievement of the following performance goals: (a) the filing of the first marketing application for any pharmaceutical based upon the Company's Multikine technology in the US, Canada, UK, Germany, France, Italy, Spain, Japan, or Australia or (b) the closing price of the Company's common stock exceeds $42.00. The options first became exercisable on May 13, 2022.  All options which have not vested as of May 13, 2031, will be canceled and will no longer be exercisable.  The options were recorded in permanent equity in accordance with ASC 718, Compensation – Stock Compensation. On the grant date, the options were valued using a Monte Carlo Simulation approach.    That valuation resulted in a per share fair value of $0.34 and an aggregate value of approximately $636,000 on the grant date.  The aggregate value will be expensed over the requisite service period of the options, which was determined to be 1.3 years. This resulted in compensation expense of approximately $189,000 during the year ended September 30, 2021.  The remaining $447,000 was expensed during the year ended September 30, 2022.

At September 30, 2022, the Company has collectively authorized the issuance of 13,787,200  options to purchase shares of common stock under its Non-Qualified Stock Option Plans. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options were determined by the Company’s Compensation Committee, which administers the plans. The Company’s employees, directors, officers, and consultants or advisors are eligible to be granted options under the Non-Qualified Stock Option Plans.

Incentive Stock Option Plans – At September 30, 2022, the Company had collectively authorized the issuance of 138,400 options to purchase shares of common stock under its Incentive Stock Option Plans.  Options typically vest over a three-year period and expire no later than ten years after the grant date.  Terms of the options were determined by the Company’s Compensation Committee which administers the plans.  Only the Company’s employees are eligible to be granted options under the Incentive Stock Option Plans.

Activity in the Company’s Non-Qualified and Incentive Stock Option Plans for the two years ended September 30, 2022 is summarized as follows:

Non-Qualified and Incentive Stock Option Plans

	Outstanding				Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at September 30, 2020	8,653,703	$7.01	8.39	$56,193,415	3,297,229	$5.85	7.48	$29,090,662
Vested					2,401,961	$6.26
Granted (a)	2,605,000	$20.58
Exercised	(149,788)	$4.98			(149,788)	$4.98
Forfeited	(49,832)	$9.56
Expired	(9,374)	$172.73			(9,374)	$172.73
Outstanding at September 30, 2021	11,049,709	$10.08	7.93	$54,843,283	5,540,028	$5.77	6.96	$43,589,598
Vested					1,547,703	$8.60
Granted	2,040,750	$4.24
Exercised	(6,500)	$4.59			(6,500)	$4.59
Forfeited	(106,331)	$11.53
Expired	13,614)	$97.50			(13,614)	$97.50
Outstanding at September 30, 2022	12,964,014	$9.06	7.35	$1,866,240	7,067,617	$6.21	6.21	$1,866,105

(a)	Includes 1,872,000 performance based options issued to officers and directors, 728,000 options issued to employees and 5,000 options issued to consultants.

A summary of the status of the Company’s non-vested options for the two years ended September 30, 2022 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at September 30, 2020	5,356,474	$4.76
Vested	(2,401,961)
Granted	2,605,000
Forfeited	(49,832)
Unvested at September 30, 2021	5,509,681	$5.17
Vested	(1,547,703)
Granted	2,040,750
Forfeited	(106,331)
Unvested at September 30, 2022	5,896,397	$3.63

Incentive Stock Bonus Plan – On September 30, 2022, 614,500 of the shares granted under the 2014 Incentive Stock Bonus Plan remain outstanding, of which 463,250 shares are fully vested.  The shares are being earned upon the achievement of certain milestones leading to the commercialization of the Company’s Multikine technology, or specified increases in the market price of the Company’s stock.  The fair value of the shares on the grant date was calculated using the market value on the grant date for issuances where the attainment of performance criteria is likely and using a Monte Carlo Simulation for issuances where the attainment of performance criteria is uncertain.  The grant date fair value of shares issued that remain outstanding as of September 30, 2022 was approximately $8.6 million.  The total value of the shares, if earned, is being expensed over the requisite service periods for each milestone, provided the requisite service periods are rendered, regardless of whether the market conditions are met.  No compensation cost is recognized for awards where the requisite service period is not rendered.  During the years ended September 30, 2022 and 2021, the Company recorded expense relating to the issuance of restricted stock pursuant to the plan of approximately $45,000 and $0.3 million.  As of September 30, 2022, all compensation expense related to the 2014 Incentive Stock Bonus Plan has been fully recognized.

A summary of the status of the Company’s restricted common stock issued from the Incentive Stock Bonus Plan for the two years ended September 30, 2022 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value

Unvested at September 30, 2020	304,500	$13.75
Forfeited	(2,000)
Vested	(151,250)
Unvested at September 30, 2021	151,250	$13.75
Forfeited	-
Vested	-
Unvested at September 30, 2022	151,250	$13.75

Stock Bonus Plans – As of September 30, 2022, the Company authorized to issue up to 783,760 shares of common stock under its Stock Bonus Plans and has issued a total of 415,968 shares of common stock from the Stock Bonus Plans.  All employees, directors, officers, consultants, and advisors are eligible to be granted shares.

Stock Compensation Plans – On September 30, 2022, 634,000 shares were authorized for issuance pursuant to the Company’s Stock Compensation Plans, of which 153,195 shares were issued and outstanding.  No shares were issued from the Stock Compensation Plans to consultants for payment of services during the years ended September 30, 2022, and 2021.

9.	EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code, subject to the Employee Retirement Income Security Act of 1974, as amended, and covering substantially all Company employees.  Each participant’s contribution is matched by the Company with shares of common stock that have a value equal to 100% of the participant’s contribution, not to exceed the lesser of $10,000 or 6% of the participant’s total compensation.  The Company’s contribution of common stock is valued each quarter based upon the closing bid price of the Company’s common stock. During the year ended September 30, 2022, 52,882 shares were issued to the Company’s 401(k) plan with a cost of approximately $223,000.  During the year ended September 30, 2021, 17,990 shares were issued to the Company’s 401(k) plan with a cost of approximately $201,000.

10.	COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In April 2013, the Company entered into a co-development and revenue sharing agreement with Ergomed.  Under the agreement, Ergomed will contribute up to $10 million towards the Company’s Phase III clinical study in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount.  In October 2015, the Company entered into a second co-development and revenue sharing agreement with Ergomed for an additional $2 million, for a total of $12 million.  The Company accounted for the co-development and revenue sharing agreement in accordance with ASC 808, Collaborative Arrangements.  The Company determined the payments to Ergomed are within the scope of ASC 730, Research and Development. Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its Statements of Operations.  Since the Company entered into the co-development and revenue sharing agreement with Ergomed, it has incurred research and development expenses of approximately $35.5 million related to Ergomed’s services.  This amount is net of Ergomed’s discount of approximately $11.8 million. During the years ended September 30, 2022 and 2021, the Company recorded approximately $0.5 million and $1.6 million, respectively, as research and development expense related to Ergomed’s services. These amounts were net of Ergomed’s discount of approximately $0.1 million and $0.6 million during both the years ended September 30, 2022 and 2021.

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

Upon adoption of ASC 842 on October 1, 2019, the Company recorded a finance lease right of use asset of approximately $16.5 million and a finance lease liability of approximately $13.5 million.  As of September 30, 2022 and 2021, respectively, the net book value of the finance lease right of use asset is approximately $10.9 million and $12.7 million and the balance of the finance lease liability is approximately $13.3 million and $13.8 million, of which approximately $1.6 million and $0.6 million is current.  These amounts include the San Tomas lease as well as several other smaller finance leases for office equipment.  During the years ended September 30, 2022 and 2021, the finance right of use assets are being depreciated using a straight-line method over the underlying lease terms and totaled approximately $1.8 million and $1.7 million, respectively. Total cash paid related to finance leases during the years ended September 30, 2022 and 2021 was approximately $0 and $2.5 million, respectively, of which approximately $1.2 million was for interest in both years. The weighted average discount rate of the Company’s finance leases is 8.45% and the weighted average time to maturity is 6.08 years.

In August 2020, the Company entered into an amendment to the San Tomas lease agreement under which the landlord agreed to allow the Company to substantially upgrade the manufacturing facility in preparation for the potential commercial production of Multikine. The upgrades were completed and the improvements were placed in service in October 2021.  The total cost of the upgrades was $11.1 million.  The landlord agreed to finance the final $2.4 million of the costs incurred which will be repaid through increased lease payments over the remaining lease term starting on March 1, 2021.  The repayment includes a base rent which escalates at 3% each year plus interest that accrues at 13.75% per year.  The Company remeasured the lease liability to account for the modified payments using an 8.45% incremental borrowing rate (IBR).  The rate was determined using a synthetic credit rating analysis prepared by an outside valuation specialist.  Additionally, this financing is considered to be a lease incentive from the landlord and has been included in the calculation of the lease liability as it is realized.  The entire $2.4 million was received from the landlord as of September 30, 2022. The leasehold improvements are recorded in property and equipment and are being amortized over the remaining lease term.

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

The Company was required to deposit the equivalent of one year of base rent in accordance with the original lease.  Under the landlord’s $2.4 million financing arrangement, the Company was required to deposit an additional $0.2 million in March 2021. Because the Company met the minimum cash balance required by the lease, the full amount of the deposit was returned to the Company in January 2022. If the Company’s cash balance falls below the required balance, the Company will be required to re-deposit these funds with the landlord. The approximate $1.9 million deposit is included in non-current assets as of September 30, 2021.

Approximate future minimum lease payments under finance leases as of September 30, 2022 are as follows:

Year ending September 30,
2023	$2,576,000
2024	2,655,000
2025	2,741,000
2026	2,832,000
2027	2,923,000
Thereafter	3,267,000
Total future minimum lease obligations	16,994,000
Less imputed interest on finance lease obligations	(3,712,000)
Net present value of finance lease obligations	$13,282,000

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

Upon adoption of ASC 842 on October 1, 2019, the Company recorded an operating lease right of use asset and an operating lease liability of approximately $1.0 million.  As of September 30, 2022, the net book value of the operating lease right of use asset is approximately $1.9 million and the balance of the operating lease liability is approximately $2.0 million, of which approximately $0.2 million is current.  As of September 30, 2021, the net book value of the operating lease right of use asset is approximately $2.1 million and the balance of the operating lease liability is approximately $2.1 million, of which approximately $0.1 million is current.  During the years ended September 30, 2022 and 2021, the Company incurred lease expense under operating leases of approximately $0.4 million and $0.2 million, respectively. Total cash paid related to operating leases during the years ended September 30, 2022 and 2021 was approximately $0.3 million for each year.  The weighted average discount rate of the Company’s operating leases is 9.09% and the weighted average time to maturity is 8.83 years.

As of September 30, 2022, future minimum lease payments under operating leases are as follows:

Year ending September 30,
2023	$348,000
2024	357,000
2025	366,000
2026	287,000
2027	277,000
Thereafter	1,325,000
Total future minimum lease obligations	2,960,000
Less imputed interest on operating lease obligation	(939,000)
Net present value of operating lease obligation	$2,021,000

Vendor Obligations

The Company has contingent obligations with vendors for work that will be completed in relation to the Phase 3 clinical trial.  The timing of these obligations cannot be determined at this time.  The Company estimates it will incur additional expenses of approximately $0.6 million for the remainder of the Phase 3 clinical trial and the filing of the clinical study report with the FDA.  This estimate is based only on the information currently available from the Clinical Research Organizations responsible for managing the Phase 3 clinical trial and does not include other related costs.

11.	RELATED PARTY TRANSACTIONS

During the year ended September 30, 2022, no restricted shares of the Company’s common stock were purchased by related parties.  During the year ended September 30, 2021, the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a trustee and beneficiary, and two directors purchased a total of 27,500 restricted shares of the Company’s common stock at an aggregate fair market value of approximately $220,000.  The shares are subject to the conditions of Rule 144 under the Securities Act of 1933.

On June 13, 2022, the expiration dates of the Series N, Series X, Series Y, Series UU, Series MM and Series NN warrants were extended two years (Note 4).  The incremental costs of the Series N, Series X and Series Y warrant extensions were recorded as a deemed dividend and totaled approximately $294,000 for the year ended September 30, 2022.  The Series N and Series X warrants are held by the de Clara Trust.  The incremental cost of the Series MM, Series NN and Series UU warrant extensions of approximately $635,000 was recorded as a deemed dividend because there are no longer any notes payable associated with these warrants at the time of modification.  The Series UU warrants and a portion of the Series MM and Series NN warrants are held by Geert Kersten, Patricia Prichep (current officers of the Company) and the de Clara Trust.

In June 2021, the expiration dates of the Series N, Series X, and Series UU warrants were extended one year. In December 2020, the expiration dates of the Series N, Series X, Series UU warrants were extended six months. The incremental costs of the warrant extensions were recorded consistent with the accounting for the initial warrant issuances. The incremental costs of the Series N and Series X warrant extensions were recorded as a deemed dividend and totaled approximately $351,000 for the year ended September 30, 2021. The Series N and Series X warrants are held by the de Clara Trust.  The incremental cost of the Series UU warrant extension was recorded as interest expense and totaled approximately $24,000 for the year ended September 30, 2021. The Series UU warrants are held by certain officers of the Company and were originally issued with convertible debt.

12.	STOCKHOLDERS’ EQUITY

Exercise of Warrants

During the years ended September 30, 2022 and 2021, the Company received proceeds of approximately $0.1 million and $6.0 million, respectively, from the exercise of warrants, as detailed in Note 4.  Upon exercise, 25,205 and 1,597,870 shares of common stock were issued during the years ended September 30, 2022 and 2021, respectively.

Sales of Securities

There were no sales of securities during the fiscal year ended September 30, 2022.

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

During the years ended September 30, 2022 and 2021, CEL-SCI did not issue Ergomed any shares of common stock. Additionally, no shares were sold during the year ended September 30, 2022.  During the year ended September 30, 2021, the company recorded Other Non-operating gains of approximately $1.7 million upon the resale of shares from the SPA. All outstanding shares have been resold as of September 30, 2022 and the Company has approximately $22,000 in amounts remaining in prepaid to Ergomed.

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

o

Level 2 – Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and amounts derived from valuation models where all significant inputs other than quoted prices are observable for the asset or liability.

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

The Company purchased short-term T-bills during the year ended September 30, 2021 that are classified as trading securities.  Quoted market prices were applied to determine the fair value of short-term investments, therefore they were categorized as Level 1 on the fair value hierarchy. The T-bills were recorded at fair market value, which includes an unrealized gain of approximately $6,000.  The T-bills matured in December 2021 and yielded a weighted average interest rate of 0.10%. The Company is not holding any T-bills as of September 30, 2022.

As of September 30, 2022 and 2021, all of the Company’s derivative liabilities are classified as Level 3.

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3), as of September 30:

	2022	2021
Beginning balance	$437,380	$3,765,613
Issuances	-	-
Exercises	(70,589)	(4,023,091)
N Net realized and unrealized derivative loss	(366,791)	694,858

Ending balance	$-	$437,380

The fair values of the Company’s derivative instruments disclosed above under Level 3 are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock were used.  At September 30, 2022, the Company does not have any Level 3 derivative instruments.  At September 30, 2021, the Company’s Level 3 derivative instruments have a weighted average fair value of $1.45 per share and a weighted average exercise price of $13.28 per share.  Fair values were determined using a weighted average risk free interest rate of 0.05% and volatility of 109%. The instruments have a weighted average time to maturity of 0.3 years.

14.	NET LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period.  The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants and restricted stock are not included in the computation of diluted net loss per share if their effect would be anti-dilutive.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations:

	Year ended September 30,
	2022	2021
Loss per share – basic
Net loss available to common shareholders - basic	$(37,629,803)	$(36,711,970)
Weighted average shares outstanding - basic	43,148,888	40,662,137
Basic loss per common share	$(0.87)	$(0.90)

Loss per share – diluted
Net loss available to common shareholders - basic	$(37,629,803)	$(36,711,970)
Unrealized gain on derivatives (1)	-	(1,085,540)
Net loss available to common shareholders - diluted	$(37,629,803)	$(37,797,510)

Weighted average shares outstanding – basic	43,148,888	40,662,137
Incremental shares underlying dilutive warrants (1)	-	32,111
Weighted average shares outstanding - diluted	43,148,888	40,694,248
Diluted loss per common share	$(0.87)	$(0.93)

(1) Includes Series Z, AA, CC and HH warrants for the year ended September 30, 2021.

In accordance with the contingently issuable shares guidance of FASB ASC Topic 260, Earnings Per Share, the calculation of diluted net loss per share excludes the following dilutive securities because their inclusion would have been anti-dilutive as of September 30:

	2022	2021
Options and Warrants	14,274,836	10,604,850
Unvested Restricted Stock	151,250	151,250
Total	14,426,086	10,756,100

15.	SUBSEQUENT EVENTS

On October 28, 2022, the expiration date of the Series RR warrants were extended two years.  The incremental cost of extending the Series RR warrants will  be recorded as a deemed dividend, and totaled approximately $172,000.  The Series RR warrants are held by Geert Kersten, Patricia Prichep (current officers of the Company) and the de Clara Trust.

Between October 1, 2022 and December 27, 2022 the company received approximately $0.5 million through the exercise of warrants to purchase shares of the Company’s common stock.

In accordance with Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27 day of December 2022.

CEL-SCI CORPORATION

By:	/s/ Geert Kersten
Geert Kersten, Chief Executive Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geert Kersten	Chief Executive, Principal Accounting,	December 27, 2022
Geert R. Kersten	Principal Financial Officer and a Director

/s/Peter Young	Director	December 27, 2022
Dr. Peter R. Young

/s/ Bruno Baillavoine	Director	December 27, 2022
Bruno Baillavoine

/s/Robert Watson	Director	December 27, 2022
Robert Watson

/s/Gail Naughton	Director	December 27, 2022
Gail Naughton