Form 10-Q
period 2022-12-31
CEL SCI CORP
filed 2023-02-14
CIK 725363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Class of Stock	No. Shares Outstanding	Date
Common	43,738,865	February 10, 2023

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION

CONDENSED BALANCE SHEETS

	DECEMBER 31,	SEPTEMBER 30,
ASSETS	2022	2022
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$18,017,319	$22,672,138
Prepaid expenses	538,291	762,063
Supplies used for R&D and manufacturing	1,848,720	2,001,715

Total current assets	20,404,330	25,435,916

Finance lease right of use assets	10,486,344	10,937,797
Operating lease right of use assets	1,839,418	1,884,464
Property and equipment, net	11,520,968	11,889,029
Patent costs, net	202,070	212,201
Supplies used for R&D and manufacturing	104,607	164,299

Total assets	$44,557,737	$50,523,706

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,599,812	$1,618,290
Accrued expenses	800,838	842,492
Due to employees	550,575	471,488
Lease liabilities, current portion	1,790,716	1,731,481

Total current liabilities	4,741,941	4,663,751

Finance lease obligations, net of current portion	11,295,512	11,721,368
Operating lease obligations, net of current portion	1,803,663	1,850,380
Other liabilities	125,000	125,000

Total liabilities	17,966,116	18,360,499

Commitments and contingencies

STOCKHOLDERS’ EQUITY
Preferred stock, $.01 par value-200,000 shares authorized; -0- shares issued and outstanding	-	-
Common stock, $.01 par value - 600,000,000 shares authorized; 43,725,636 and 43,448,317 shares issued and outstanding at December 31, 2022 and September 30, 2022, respectively	437,256	434,484
Additional paid-in capital	488,904,967	486,625,816
Accumulated deficit	(462,750,602)	(454,897,093)

Total stockholders’ equity	26,591,621	32,163,207

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$44,557,737	$50,523,706

See notes to condensed financial statements.

CEL-SCI CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2022 and 2021

(UNAUDITED)

	2022	2021

Operating expenses:
Research and development	$5,392,546	$6,083,167
General and administrative	2,258,003	2,760,208
Total operating expenses	7,650,549	8,843,375

Operating loss	(7,650,549)	(8,843,375)

Other expense	(50,171)	-
Gain on derivative instruments	-	364,596
Other non-operating gains	-	(30,793)
Interest expense, net	(152,789)	(273,034)

Net loss	(7,853,509)	(8,782,606)
Modification of warrants	(171,552)	-

Net loss available to common shareholders	$(8,025,061)	$(8,782,606)

Net loss per common share – basic	$(0.18)	$(0.20)
Weighted average common shares outstanding - basic	43,440,387	43,077,961

Net loss per common share - diluted	$(0.18)	$(0.20)
Weighted average common shares outstanding - diluted	44,440,387	43,083,420

See notes to condensed financial statements.

CEL-SCI CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT SEPTEMBER 30, 2022	43,448,317	$434,484	$486,625,816	$(454,897,093)	$32,163,207

Warrant exercises	217,752	2,177	445,114	-	447,291
Equity based compensation - employees	-	-	1,703,931	-	1,703,931
401(k) contributions paid in common stock	21,331	213	49,965	-	50,178
Stock and options issued to nonemployees for service	40,236	402	91,221	-	91,623
2014 Incentive Stock Forfeited	(2,000)	(20)	(11,080)		(11,100)
Net loss	-	-	-	(7,853,509)	(7,853,509)

BALANCES AT DECEMBER 31, 2022	43,725,636	$437,256	$488,904,967	$(462,750,602)	$26,591,621

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT SEPTEMBER 30, 2021	43,207,183	$432,072	$474,298,566	$(418,196,412)	$56,534,226

Warrant exercises	19,705	197	157,757	-	157,954
Equity based compensation - employees	-	-	3,262,296	-	3,262,296
401(k) contributions paid in common stock	7,605	76	52,479	-	52,555
Stock and options issued to nonemployees for service	18,020	180	142,980	-	143,160
Option exercises	6,500	65	29,770	-	29,835
Share issuance costs	-	-	(45,965)	-	(45,965)
Net loss	-	-	-	(8,782,606)	(8,782,606)

BALANCES AT DECEMBER 31, 2021	43,259,013	$432,590	$477,897,883	$(426,979,018)	$51,351,455

See notes to condensed financial statements.

CEL-SCI CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2022 and 2021

(UNAUDITED)

	2022	2021

Net loss	$(7,853,509)	$(8,782,606)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	988,543	887,930
Non-cash lease expense	5,078	24,997
Share-based payments for services	148,858	218,318
Equity-based compensation	1,692,831	3,262,296
Common stock contributed to 401(k) plan	50,178	52,555
Gain on short-term investments	-	(615)
Loss on patent impairment	-	30,793
Gain on derivative instruments	-	(364,596)
(Increase)/decrease in assets:
Prepaid expenses	111,537	144,542
Supplies used for R&D and manufacturing	212,687	(61,139)
Increase/(decrease) in liabilities:
Accounts payable	(115,285)	(523,152)
Accrued expenses	13,346	95,685
Due to employees	79,087	209,046

Net cash used in operating activities	(4,666,649)	(4,805,946)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of US treasury bills	-	6,152,000
Purchases of property and equipment	(53,580)	(17,036)
Expenditures for patent costs	-	(22,741)

Net cash (used in) provided by investing activities	(53,580)	6,112,223

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of stock issuance costs	(9,010)	(32,800)
Proceeds from exercises of warrants and options	447,291	117,200
Payments on obligations under finance lease	(372,871)	(340,908)

Net cash provided by (used in) financing activities	65,410	(256,508)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,654,819)	1,049,769

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,672,138	36,060,148

CASH AND CASH EQUIVALENTS, END OF PERIOD	$18,017,319	$37,109,917

See notes to condensed financial statements.

CEL-SCI CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED DECEMBER 31, 2022 and 2021

	2022	2021
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment included in current liabilities	$105,318	$469,005
Finance lease obligation included in accounts payable	$1,853	$771
Prepaid consulting services paid with issuance of common stock	$91,623	$233,753
Exercise of derivative liabilities	$-	$70,589
Financing costs included in current liabilities	$-	$13,165

Cash paid for interest	$277,853	$290,212

See notes to condensed financial statements.

CEL-SCI CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021 (UNAUDITED)

A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of CEL-SCI Corporation (the Company) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, these interim condensed financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10-K for the year ended September 30, 2022.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of December 31, 2022 and the results of its operations for the three months then ended. The condensed balance sheet as of September 30, 2022 is derived from the September 30, 2022 audited financial statements.

Due to recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Refer to discussion in Note B.

Summary of Significant Accounting Policies:

Cash and Cash Equivalents – Cash and cash equivalents consist principally of unrestricted cash on deposit and short-term money market funds. The Company considers all highly liquid investments with a maturity when purchased of less than three months to be cash and cash equivalents.

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

Income Taxes – The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. A full valuation allowance was recorded against the deferred tax assets as of December 31, 2022 and September 30, 2022.

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

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, inventory obsolescence, accruals, stock options, useful lives for depreciation and amortization of long-lived assets, right of use assets and lease liabilities, deferred tax assets and the related valuation allowance, and the valuation of derivative liabilities. Actual results could differ from estimates, although management does not generally believe such differences would materially affect the financial statements in any given year. However, in regard to the valuation of derivative liabilities determined using the Black-Scholes option pricing model, significant fluctuations may materially affect the financial statements in a given year. Additionally, in calculating the right of use assets and lease liabilities, estimates and assumptions were used to determine the incremental borrowing rates and the expected lease terms. The Company considers the estimates used in valuing the derivative liabilities, stock options and the lease assets and liabilities to be significant.

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

C. STOCKHOLDERS’ EQUITY

Equity Compensation

Underlying share information for equity compensation plans as of December 31, 2022 is as follows:

Name of Plan	Total Shares Reserved Under Plans

Incentive Stock Option Plans	138,400
Non-Qualified Stock Option Plans	13,787,200
Stock Bonus Plans	783,760
Stock Compensation Plans	634,000
Incentive Stock Bonus Plan	640,000

 Stock option activity:

	Three Months Ended December 31,
	2022	2021

Options granted	2,500	251,000
Options exercised	-	6,500
Options forfeited	96,832	13,000
Options expired	45,400	-

During the quarter ended December 31, 2021, the Company granted 250,000 performance-based stock options from the 2020 Non-Qualified Stock Option Plan to officers. Each option entitles the holder to purchase one share of the Company’s common stock at a price of $10.48 per share, the fair value on the date of issuance. The stock options will vest 100% upon approval of the first marketing application for any pharmaceutical based upon the Company’s Multikine technology in any of the USA, Canada, UK, Germany, France, Italy, Spain, Japan, or Australia.  All options which have not vested as of November 18, 2031 will be canceled. On the grant date, the options were valued using a Monte Carlo Simulation approach. A Monte Carlo Simulation is a statistical technique that is used to model probabilistic systems and establish the probabilities for a variety of outcomes. However, because attainment of the performance condition cannot be considered probable, no compensation cost was recognized relating to these options as of December 31, 2022.  Management will re-assess the probability of achieving the performance condition at each reporting date.

Stock-Based Compensation Expense

	Three months Ended December 31,
	2022	2021

Employees	$1,692,831	$3,262,296
Non-employees	$148,858	$218,318

Employee compensation expense includes the expense related to options and restricted stock that is expensed over the vesting periods.  Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of the related service contracts.

Warrants and Non-Employee Options

The following chart represents the warrants and non-employee options outstanding at December 31, 2022:

Warrant/Options	Issue Date	Shares Issuable upon Exercise of Warrants/ Options	Exercise Price	Expiration Date	Reference
Series N	8/18/2008	85,339	$3.00	8/18/2024	*
Series UU	6/11/2018	93,603	$2.80	6/30/2024	*
Series X	1/13/2016	120,000	$9.25	7/13/2024	*
Series Y	2/15/2016	26,000	$12.00	8/15/2024	*
Series MM	6/22/2017	333,432	$1.86	6/22/2024	*
Series NN	7/24/2017	200,087	$2.52	7/24/2024	*
Series RR	10/30/2017	234,009	$1.65	10/30/2024	2
Series SS	12/19/2017	-	$2.09	12/18/2022	2
Series TT	2/5/2018	600	$2.24	2/5/2023	*
Consultant Options	7/28/2017	10,000	$2.18	7/27/2027	3

* No current period changes for these warrants

1. Derivative Liabilities

The table below presents the gains on the warrant liabilities for the three months ended December 31:

	2022	2021
Series Z warrants	$-	$64,787
Series AA warrants	-	274,635
Series CC warrants	-	24,372
Series HH warrants	-	802
Net gain on warrant liabilities	$-	$364,596

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

Changes in Warrant Liabilities

During the three months ended December 31, 2022, no warrant liabilities were outstanding.

During the three months ended December 31, 2021, 15,205 Series CC warrants were exercised at an exercise price of $5.00 for gross proceeds of $76,000.

On December 8, 2021, 640 Series CC warrants, with an exercise price of $5.00, expired. On November 23, 2021, 184,800 Series Z warrants, with an exercise price of $13.75, expired.

2. Equity Warrants

Changes in Equity Warrants

The following warrants recorded as equity were exercised during the three months ended December 31, 2022.

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series RR	17,752	$1.65	$29,291
Series SS	200,000	$2.09	418,000
	217,752		$447,291

The following warrants recorded as equity were exercised during the three months ended December 31, 2021.

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series NN	4,500	$2.52	$11,340
Series TT	10,000	$2.24	22,400
	14,500		$33,740

On October 28, 2022, the expiration date of the Series RR warrants was extended two years from October 30, 2022 to October 30, 2024.  The incremental cost of this extension was approximately $172,000, which was recorded as a deemed dividend in the financial statements for the three months ended December 31, 2022. The Series RR warrants are held by Geert Kersten, Patricia Prichep (current Officers of the Company) and the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary.

3. Options and Shares Issued to Consultants

During the three months ended December 31, 2022 and 2021, the Company issued 40,236 and 18,020 shares of restricted common stock, respectively, to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $2.53 and $9.93 per share, respectively, during the three months ended December 31, 2022 and 2021.

During the three months ended December 31, 2022, 5,000 options with an exercise price of $11.61 issued to a consultant expired.

As of December 31, 2022, 10,000 options issued to consultants remained outstanding, all of which were issued from the Non-Qualified Stock Option plans. All 10,000 options are vested as of December 31, 2022.

During the three months ended December 31, 2022 and 2021, the Company recorded total expense of approximately $149,000 and $218,000, respectively, relating to the share based compensation under these consulting agreements. At December 31, 2022 and September 30, 2022, approximately $183,000 and $295,000, respectively, are included in prepaid expenses and will be amortized over the remaining service periods.

D. FAIR VALUE MEASUREMENTS

In accordance with ASC 820-10, Fair Value Measurements, the Company determines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company generally applies the income approach to determine fair value. This method uses valuation techniques to convert future amounts to a single present amount. The measurement is based on the value indicated by current market expectations with respect to those future amounts.

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

The Company purchased short-term U.S. Treasury bills during the year ended September 30, 2021. The Treasury bills matured in December 2021 and yielded a weighted average interest rate of 0.10%.

As of December 31, 2022 and September 30, 2022, the Company does not have any derivative instruments that are classified as Level 3 on the fair value hierarchy.

The following sets forth a reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3):

	3 months ended December 31, 2022	3 months ended December 31, 2021

Beginning balance	-	$437,380
Issuances	-	-
Exercises	-	(70,589)
Realized and unrealized (gains) and losses	-	(364,596)
Ending balance	$-	$2,195

The fair values of the Company’s derivative instruments disclosed above under Level 3 are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock, as well as U.S. Treasury Bill rates, are observable in active markets.  At December 31, 2022 and September 30, 2022, the Company did not have any Level 3 derivative instruments.

E. RELATED PARTY TRANSACTIONS

On October 28, 2022, the expiration dates of the Series RR warrants held by Geert Kersten, Patricia Prichep (current Officers of the Company) and the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary were extended by two years. The incremental cost of these modifications was $172,552 and was recorded as a deemed dividend in the financial statements for the three months ended December 31, 2022.

F. COMMITMENTS AND CONTINGENCIES

Clinical Research Agreement

Under co-development and revenue sharing agreements with Ergomed, Ergomed agreed to contribute up to $12 million towards the Company’s Phase 3 Clinical Trial in the form of discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount. The Company accounted for the co-development and revenue sharing agreements in accordance with ASC 808 “Collaborative Arrangements”. The Company determined the payments to Ergomed are within the scope of ASC 730 Research and Development. Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its statements of operations. Since the inception of the agreement with Ergomed, the Company has incurred research and development expenses of approximately $35.6 million for Ergomed’s services. This amount is net of Ergomed’s discount of approximately $11.8 million. During the three months ended December 31, 2022 and 2021, the Company recorded, net of Ergomed’s discount, approximately $0.1 million and $0.2 million, respectively, as research and development expense related to Ergomed’s services.

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

On December 31, 2022 and September 30, 2022, the net book value of the finance lease right of use asset is approximately $10.5 million and $10.9 million, respectively and the balance of the finance lease liability is approximately $12.9 million and $13.3 million, respectively, of which approximately $1.6 million is current in each quarter. These amounts include the San Tomas lease as well as several other smaller finance leases for office equipment. The finance right of use assets are being depreciated using the straight-line method over the underlying lease terms. Total cash paid related to finance leases during the three months ended December 31, 2022 and 2021 was approximately $0.6 million for both periods, of which approximately $0.3 million was for interest in each quarter. As of December 31, 2022, the weighted average discount rate of the Company’s finance leases is 8.45% and the weighted average time to maturity is 5.08 years.

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

Approximate future minimum lease payments under finance leases as of December 31, 2022 are as follows:

Nine months ending September 30, 2023	$1,937,000
Year ending September 30,
2024	2,655,000
2025	2,741,000
2026	2,832,000
2027	2,923,000
2028	3,015,000
Thereafter	252,000
Total future minimum lease obligation	16,355,000
Less imputed interest on finance lease obligations	(3,446,000)
Net present value of finance lease obligations	$12,909,000

The Company leases two facilities under operating leases.  The lease for the Company’s office headquarters will expire on November 30, 2025.  The lease for its research and development laboratory was renewed in September 2021 for an additional ten years and will expire on February 29, 2032.  The renewal was considered a modification for accounting purposes and the right of use asset and liability were remeasured as of the date of the renewal.  This resulted in an increase of approximately $1.1 million to the operating lease right of use asset and liability. The operating leases include escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the terms of the leases. As of December 31, 2022 and September 30, 2022, the net book value of the operating lease right of use assets is approximately $1.8 million and $1.9 million, respectively.  As of December 31, 2022 and September 30, 2022, the balance of the operating lease liabilities is approximately $2.0 million, of which approximately $0.2 million, is current in each quarter.  The Company incurred lease expense for operating leases of approximately $91,000 for both the three months ended December 31, 2022 and 2021. Total cash paid related to operating leases during the three months ended December 31, 2022 and 2021 was approximately $85,000 and $66,000, respectively. The weighted average discount rate of the Company’s operating leases is 9.10% and the weighted average time to maturity is 7.6 years.

As of December 31, 2022, future minimum lease payments on operating leases are as follows:

Nine months ending September 30, 2023	262,000
Year ending September 30,
2024	357,000
2025	366,000
2026	287,000
2027	277,000
2028	285,000
Thereafter	1,040,000
Total future minimum lease obligation	2,874,000
Less imputed interest on operating lease obligation	(893,000)
Net present value of operating lease obligation	$1,981,000

G. PATENTS

During the three months ended December 31, 2022 and 2021, the Company recorded approximately $0 and $31,000 in patent impairment charges. During the three months ended December 31, 2022 and 2021, amortization of patent costs totaled approximately $10,000 and $14,000, respectively. Approximate estimated future amortization expense is as follows:

Nine months ending September 30, 2023	$28,000
Year ending September 30,
2024	30,000
2025	28,000
2026	24,000
2027	21,000
2028	17,000
Thereafter	54,000
Total	$202,000

H. LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period. For the periods presented, the gain on warrant liabilities is excluded from the numerator and the incremental shares, determined using the treasury stock method, are added to the denominator in calculating diluted loss per share.

The following tables provide the details of the basic and diluted loss per-share computations:

	Three months ended December 31,
	2022	2021
Loss per share – basic
Net loss available to common shareholders - basic	$(8,025,061)	$(8,782,606)
Weighted average shares outstanding - basic	43,440,387	43,077,961
Basic loss per common share	$(0.18)	$(0.20)

Loss per share – diluted
Net loss available to common shareholders - basic	$(8,025,061)	$(8,782,606)
Gain on derivatives (1)	-	(25,114)
Net loss available to common shareholders - diluted	$(8,025,061)	$(8,807,720)

Weighted average shares outstanding - basic	43,440,387	43,077,961
Incremental shares underlying dilutive - warrants and options (1)	-	5,459
Weighted average shares outstanding – diluted	43,440,387	43,083,420
Diluted loss earnings per common share	$(0.18)	$(0.20)

(1) Includes Series CC and HH warrants for the three months ended December 31, 2021.

In accordance with the contingently issuable shares guidance of ASC Topic 260, Earnings Per Share, the calculation of diluted net earnings (loss) per share excludes the following securities because their inclusion would have been anti-dilutive as of December 31:

	2022	2021

Options and Warrants	13,917,352	10,477,966
Unvested Restricted Stock	149,250	151,250
Total	14,066,602	10,629,216

J. SUBSEQUENT EVENTS

On January 11, 2023, the Company was required to deposit approximately $2.3 million to its landlord, equivalent to one year’s rent, for falling below the stipulated cash threshold in accordance with the San Tomas lease. The amount will be included in current assets on the balance sheet until the Company meets the minimum cash balance required and the deposit is returned.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The Company has completed its 9.5 year pivotal Phase 3 study for its immunotherapy Multikine® (Leukocyte Interleukin, Injection) in the treatment of advanced (stages III and IV) primary (previously untreated) squamous cell carcinoma of the head and neck (SCCHN). The results have been posted on www.clinicaltrials.gov. The Phase 3 study results showed a long-term 5-year overall survival (OS) benefit in the treatment arm that received Multikine treatment followed by surgery and radiation. This survival benefit was robust and durable, with no safety issues, something not commonly seen with cancer drugs. In fact, the survival benefit increased over time and at 5 years the overall survival benefit reached an absolute 14.1% advantage for the Multikine treated arm over control (n=380, total study patients treated with surgery plus radiation), control arm 48.6%, Multikine arm 62.7% survival.

The study used the standard of care treatment for advanced primary head and neck cancer patients as a comparison. The patients received surgery followed by either radiation or chemoradiation (chemotherapy and radiation at the same time), as determined by the physician based on pathology from surgery. This meant that there were 2 distinctly different treatment arms, 1) surgery plus radiation or 2) surgery plus chemoradiation. The arm that received Multikine treatment followed by surgery and radiation showed great survival benefit, but when chemotherapy was added in the second treatment arm, the immunological effect of Multikine was negated. Therefore, when the two treatment arms were combined the study did not achieve its primary endpoint of a 10% improvement in overall survival.

The analysis of the separate treatment arms (radiation and chemoradiation) was prespecified in the protocol and carried out prior to the Company becoming unblinded. The OS benefit of 14.1% at 5 years for the surgery plus radiation treatment arm exceeded the 10% OS benefit set out for the study population as a whole. The OS results for this treatment arm are significant (two-sided p=0.0236, HR=0.68) and the effect is robust, durable and increasing over time, and advanced primary head and neck cancer represents an unmet medical need. The Company believes that these results for one treatment arm in the Phase 3 cancer study of Multikine are very meaningful and is working on the best way to bring Multikine to market in the United States and other countries.

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

The Company also owns and is developing a pre-clinical technology called LEAPS (Ligand Epitope Antigen Presentation System). The Company is using its LEAPS technology platform to investigate its lead peptide-based immunotherapy (CEL-4000) as a potential therapeutic vaccine treatment of rheumatoid arthritis.

All of the Company’s projects are under development. As a result, the Company cannot predict when it will be able to generate any revenue from the sale of any of its products.

Liquidity and Capital Resources

Since inception, the Company has financed its operations through the issuance of equity securities, convertible notes, loans and certain research grants. The Company will likely continue to generate net operating losses as it continues the development of Multikine and brings other drug candidates into clinical trials. Until such time as the Company becomes profitable, any or all of these financing vehicles or others may be utilized to assist the Company’s capital requirements.

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

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has incurred expenses of approximately $64.2 million as of December 31, 2022 on direct costs for the Phase 3 clinical trial and the filing of the clinical study report to the FDA. The Company estimates it will incur additional expenses of approximately $0.6 million for the remainder of the Phase 3 clinical trial and the filing of the clinical study report to the FDA. It should be noted that this estimate is based only on the information currently available from the CROs responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., the manufacturing of the drug.

The Company uses two CROs to manage the global Phase 3 study; ICON and Ergomed, who are both international leaders in managing oncology trials.

Under a co-development agreement, Ergomed agreed to contribute up to $12 million towards the study where it will perform clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount. Approximately $11.8 million of the committed $12 million contribution has been realized as of December 31, 2022.

During the three months ended December 31, 2022, the Company’s cash decreased by approximately $4.7 million. The significant component of this decrease included cash used to fund the Company’s regular operations, including its Phase 3 clinical trial, of approximately $4.7 million.

During the three months ended December 31, 2021, the Company used approximately $5.1 million in cash, before considering the maturity and transfer to cash of the remaining $6.2 million in U.S. Treasury bills. Significant components of this decrease includes cash used to fund the Company’s regular operations, including its Phase 3 clinical trial, of approximately $4.8 million and approximately $0.3 million in lease payments.

Prepaid expenses decreased by approximately $0.2 million, or 29%, at December 31, 2022 as compared to September 30, 2022 primarily due to a decrease in the amounts prepaid in stock compensation to non-employees.

During the three months ended December 31, 2022, 217,752 warrants were exercised at a weighted average exercise price of $2.05 for total proceeds of approximately $447,000. During the three months ended December 31, 2021, 19,705 warrants were exercised at a weighted average exercise price of $4.43 for total proceeds of approximately $87,000.

Results of Operations and Financial Condition

The Company incurred a net operating loss of approximately $7.7 million for the three months ended December 31, 2022. This net operating loss consists of significant non-cash expenses including approximately $1.7 million in stock-based employee compensation, approximately $1.0 million in depreciation and amortization expense and approximately $0.2 million in other non-cash expenses.

During the three months ended December 31, 2022, research and development expenses decreased by approximately $0.7 million, or 11%, compared to the three months ended December 31, 2021. Major components of this decrease include approximately $0.9 million in employee stock compensation expense and $0.4 million in costs related to the Phase 3 clinical study. These decreases are offset by increases in costs incurred to prepare for the potential commercial sale of Multikine of approximately $0.4 million and other research and development costs of approximately $0.2 million.

During the three months ended December 31, 2022, general and administrative expenses decreased by approximately $0.5 million, or 18%, compared to the three months ended December 31, 2021. A major component of the decrease is an approximate $0.7 million decrease in employee stock compensation costs, offset by an approximate $0.2 million increase in other general and administrative costs.

During the three months ended December 31, 2022 and 2021, the Company recorded derivative gains of approximately $0 million and $0.4 million, respectively. This variation was the result of the change in fair value of the derivative liabilities during the period which was caused by fluctuations in the share price of the Company’s common stock.

Net interest expense, which consists primarily of interest paid on lease liabilities, remained relatively constant at approximately $0.2 million and $0.3 million for the three months ended December 31, 2022 and December 31, 2021, respectively.

Research and Development Expenses

The Company’s research and development efforts involve Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Three months ended December 31,
	2022	2021

MULTIKINE	$5,294,377	$5,791,419
LEAPS	98,169	291,748

TOTAL	$5,392,546	$6,083,167

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

For more information regarding the Company’s critical accounting estimates and policies, see Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2022. The application of these critical accounting policies and estimates has been discussed with the Audit Committee of the Company’s Board of Directors.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company does not believe that it has any significant exposure to market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2022. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.

The Company’s Chief Executive and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2022 due to the material weaknesses described in the Company’s Annual Report on Form 10-K for the year ended September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2022, the Company issued 40,236 restricted shares of common stock to consultants for investor relations services.

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

CEL-SCI CORPORATION

Date: February 14, 2023	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer*

* Also signing in the capacity of the Principal Accounting and Financial Officer.

