Form 10-Q
period 2023-03-31
CEL SCI CORP
filed 2023-05-12
CIK 725363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 (Mark One)

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Class of Stock	No. Shares Outstanding	Date
Common	44,714,679	May 8, 2023

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Tacle of Contents

CEL-SCI CORPORATION
CONDENSED BALANCE SHEETS

	MARCH 31,	SEPTEMBER 30,
ASSETS	2023	2022
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$10,046,344	$22,672,138
Prepaid expenses	598,377	762,063
Supplies used for R&D and manufacturing	1,893,683	2,001,715
Deposits	35,622	-

Total current assets	12,574,026	25,435,916

Finance lease right of use assets	10,034,892	10,937,797
Operating lease right of use assets	1,793,399	1,884,464
Property and equipment, net	11,179,697	11,889,029
Patent costs, net	192,231	212,201
Deposits	2,319,101	-
Supplies used for R&D and manufacturing	101,897	164,299

Total assets	$38,195,243	$50,523,706

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,888,911	$1,618,290
Accrued expenses	1,064,007	842,492
Due to employees	509,286	471,488
Lease liabilities, current portion	1,849,749	1,731,481

Total current liabilities	5,311,953	4,663,751

Finance lease obligations, net of current portion	10,855,289	11,721,368
Operating lease obligations, net of current portion	1,755,401	1,850,380
Other liabilities	125,000	125,000

Total liabilities	18,047,643	18,360,499

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 200,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 600,000,000 shares authorized; 43,787,825 and 43,448,317 shares issued and outstanding at March 31, 2023 and September 30, 2022, respectively	437,878	434,484
Additional paid-in capital	490,803,133	486,625,816
Accumulated deficit	(471,093,411)	(454,897,093)

Total stockholders' equity	20,147,600	32,163,207

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$38,195,243	$50,523,706

See notes to condensed financial statements.

Tacle of Contents

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED MARCH 31, 2023 and 2022
(UNAUDITED)

	2023	2022

Operating expenses:
Research and development	$11,476,034	$12,606,984
General and administrative	4,350,761	5,788,250
Total operating expenses	15,826,795	18,395,234

Operating loss	(15,826,795)	(18,395,234)

Gain on derivative instruments	-	366,791
Other non-operating losses	-	(30,793)
Interest expense, net	(311,852)	(546,862)
Other expense	(57,671)	-

Net loss	(16,196,318)	(18,606,098)
Modification of warrants	(171,552)	-

Net loss available to common shareholders	$(16,367,870)	$(18,606,098)

Net loss per common share – basic and diluted	$(0.38)	$(0.43)
Weighted average common shares outstanding – basic and diluted	43,513,571	43,100,070

See notes to condensed financial statements.

Tacle of Contents

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2023 and 2022
(UNAUDITED)

	2023	2022

Operating expenses:
Research and development	$6,083,488	$6,523,817
General and administrative	2,092,758	3,028,042
Total operating expenses	8,176,246	9,551,859

Operating loss	(8,176,246)	(9,551,859)

Gain on derivative instruments	-	2,195
Interest expense, net	(159,063)	(273,828)
Other expense	(7,500)	-

Net loss	(8,342,809)	(9,823,492)

Net loss available to common shareholders	$(8,342,809)	$(9,823,492)

Net loss per common share – basic and diluted	$(0.19)	$(0.23)
Weighted average common shares outstanding – basic and diluted	43,588,381	43,122,671

See notes to condensed financial statements.

Tacle of Contents

CEL-SCI CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT SEPTEMBER 30, 2022	43,448,317	434,484	486,625,816	(454,897,093)	32,163,207

Warrant exercises	217,752	2,177	445,114	-	447,291
Equity based compensation - employees	-	-	1,703,931	-	1,703,931
401(k) contributions paid in common stock	21,331	213	49,965	-	50,178
Stock and options issued to nonemployees for service	40,236	402	91,221	-	91,623
2014 Incentive Stock Forfeited	(2,000)	(20)	(11,080)	-	(11,100)
Net loss	-	-	-	(7,853,509)	(7,853,509)

BALANCES AT DECEMBER 31, 2022	43,725,636	437,256	488,904,967	(462,750,602)	26,591,621

Equity based compensation - employees	-	-	1,743,288	-	1,743,288
401(k) contributions paid in common stock	23,627	236	54,629	-	54,865
Stock and options issued to nonemployees for service	38,562	386	100,249	-	100,635
Net loss	-	-	-	(8,342,809)	(8,342,809)

BALANCES AT MARCH 31, 2023	43,787,825	437,878	490,803,133	(471,093,411)	20,147,600

See notes to condensed financial statements.

Tacle of Contents

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT SEPTEMBER 30, 2021	43,207,183	432,072	474,298,566	(418,196,412)	56,534,226

Warrant exercises	19,705	197	157,757	-	157,954
Equity based compensation - employees	-	-	3,262,296	-	3,262,296
401(k) contributions paid in common stock	7,605	76	52,479	-	52,555
Stock and options issued to nonemployees for service	18,020	180	142,980	-	143,160
Option exercises	6,500	65	29,770	-	29,835
Share issuance costs	-	-	(45,965)	-	(45,965)
Net loss	-	-	-	(8,782,606)	(8,782,606)

BALANCES AT DECEMBER 31, 2021	43,259,013	432,590	477,897,883	(426,979,018)	51,351,455

Warrant exercises	5,500	55	13,805	-	13,860
Equity based compensation - employees	-	-	3,392,706	-	3,392,706
401(k) contributions paid in common stock	14,614	146	57,371	-	57,517
Stock and options issued to nonemployees for service	25,475	255	139,797	-	140,052
Share issuance costs	-	-	(4,550)	-	(4,550)
Net loss	-	-	-	(9,823,492)	(9,823,492)

BALANCES AT MARCH 31, 2022	43,304,602	433,046	481,497,012	(436,802,510)	45,127,548

See notes to condensed financial statements.

Tacle of Contents

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2023 and 2022
(UNAUDITED)

	2023	2022

Net loss	$(16,196,318)	$(18,606,098)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization	1,973,982	1,867,192
Non-cash lease expense	9,545	43,594
Share-based payments for services	285,722	402,270
Equity-based compensation	3,436,119	6,655,002
Common stock contributed to 401(k) plan	105,043	110,072
Gain on short-term investments	-	(615)
Loss on patent impairment	-	30,793
Gain on derivative instruments	-	(366,791)
Loss on Receivables	-	54,922
(Increase)/decrease in assets:
Prepaid expenses	180,222	2,552
Supplies used for R&D and manufacturing	170,434	1,288
Deposits	(2,354,723)	1,910,917
Increase/(decrease) in liabilities:
Accounts payable	102,841	46,033
Accrued expenses	111,515	89,149
Due to employees	37,798	222,112

Net cash used in operating activities	(12,137,820)	(7,537,608)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of US treasury bills	-	6,152,000
Purchases of property and equipment	(165,032)	(550,861)
Expenditures for patent costs	-	(22,741)

Net cash (used in) provided by investing activities	(165,032)	5,578,398

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of stock issuance costs	(9,010)	(45,965)
Proceeds from exercises of warrants	447,291	101,225
Proceeds from the exercises of options	-	29,835
Proceeds from landlord funding of lease improvements	-	786,454
Payments on obligations under finance leases	(761,223)	(689,615)

Net cash (used in) provided by financing activities	(322,942)	181,934

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,625,794)	(1,777,276)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,672,138	36,060,148

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,046,344	$34,282,872

See notes to condensed financial statements.

Tacle of Contents

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED MARCH 31, 2023 and 2022

	2023	2022
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in current liabilities	$176,743	$32,549
Finance lease obligation included in accounts payable	$1,402	$374
Prepaid consulting services paid with issuance of common stock	$192,258	$354,853
Exercise of derivative liabilities	$-	$70,589
Modification of finance leases	$-	$16,268
Financing costs included in current liabilities	$-	$4,550
Accrued consulting services to be paid with common stock	$165,000	$165,000

Cash paid for interest	$547,765	$578,837

See notes to condensed financial statements.

Tacle of Contents

CEL-SCI CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2023 AND 2022 (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of March 31, 2023 and the results of its operations for the six months then ended. The condensed balance sheet as of September 30, 2022 is derived from the September 30, 2022 audited financial statements.

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

Patents - Patent expenditures are capitalized and amortized using the straight-line method over the shorter of the expected useful life or the legal life of the patent (17 years). In the event changes in technology or other circumstances impair the value or life of the patent, appropriate adjustments to the asset value and period of amortization are made. An impairment loss is recognized when estimated future undiscounted cash flows expected to result from the use of the asset, and from disposition, are less than the carrying value of the asset. The amount of the impairment loss would be the difference between the estimated fair value of the asset and its carrying value.

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

Tacle of Contents

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

Tacle of Contents

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

Income Taxes – The Company accounts for income taxes in accordance with the provisions of ASC 740, "Income Taxes" ("ASC 740"), on a tax jurisdiction basis. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. A full valuation allowance was recorded against the deferred tax assets as of March 31, 2023 and September 30, 2022.

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

New Accounting Pronouncements - The Company has considered all recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

B. LIQUIDITY

The Company has incurred significant costs since its inception for the acquisition of certain proprietary technology and scientific knowledge relating to the human immunological defense system, patent applications, research and development, administrative costs, construction and expansion of manufacturing and laboratory facilities and participation in clinical trials. The Company has funded such costs primarily with proceeds from loans and the public and private sale of its securities. The Company will be required to raise additional capital or find additional long-term financing to continue with its efforts to bring Multikine to market. The ability to raise capital may be dependent upon market conditions that are outside the control of the Company. The ability of the Company to obtain approval from the U.S. Food and Drug Administration (FDA) for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure. The Company believes there is a high likelihood that it will continue to receive funds from private and public offerings similar to the way it has funded operations in the past. However, there can be no assurance that the Company will be able to raise sufficient capital to support its operations.

Tacle of Contents

To finance the Company through marketing approval, the Company plans to raise additional capital in the form of corporate partnerships, and debt and/or equity financings. The Company believes that it will be able to obtain additional financing because it has done so consistently in the past and because it showed great survival benefit in the Phase 3 study in one of the two treatment arms for advanced primary head and neck cancer. However, there can be no assurance that the Company will be successful in raising additional funds on a timely basis or that the funds will be available to the Company on acceptable terms or at all. If the Company does not raise the necessary amounts of money, it may have to curtail its operations until such time as it is able to raise the required funding.

Due to the Company’s recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C. STOCKHOLDERS’ EQUITY

Equity Compensation

Underlying share information for equity compensation plans as of March 31, 2023 is as follows:

Name of Plan	Total Shares Reserved Under Plans

Incentive Stock Option Plans	138,400
Non-Qualified Stock Option Plans	13,787,200
Stock Bonus Plans	783,760
Stock Compensation Plans	634,000
Incentive Stock Bonus Plan	640,000

 Stock option activity:

	Six Months Ended March 31,
	2023	2022
Options granted	4,500	252,500
Options exercised	-	6,500
Options forfeited	122,332	20,166
Options expired	45,404	-

	Three Months Ended March 31,
	2023	2022
Options granted	2,000	1,500
Options exercised	-	-
Options forfeited	25,500	7,166
Options expired	4	-

During the quarter ended December 31, 2021, the Company granted 250,000 performance-based stock options from the 2020 Non-Qualified Stock Option Plan to officers. Each option entitles the holder to purchase one share of the Company’s common stock at a price of $10.48 per share, the fair value on the date of issuance. The stock options will vest 100% upon approval of the first marketing application for any pharmaceutical based upon the Company’s Multikine technology in any of the USA, Canada, UK, Germany, France, Italy, Spain, Japan, or Australia.  All options which have not vested as of November 18, 2031 will be canceled. On the grant date, the options were valued using a Monte Carlo Simulation approach. A Monte Carlo Simulation is a statistical technique that is used to model probabilistic systems and establish the probabilities for a variety of outcomes. However, because attainment of the performance condition cannot be considered probable, no compensation cost was recognized relating to these options as of March 31, 2023.  Management will re-assess the probability of achieving the performance condition at each reporting date.

Tacle of Contents

Stock-Based Compensation Expense

	Six months Ended March 31,
	2023	2022
Employees	$3,436,119	$6,655,002
Non-employees	$285,722	$402,270

	Three months Ended March 31,
	2023	2022
Employees	$1,743,288	$3,392,706
Non-employees	$136,864	$183,952

Employee compensation expense includes the expense related to options and restricted stock that is expensed over the vesting periods.  Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of the related service contracts.

Warrants and Non-Employee Options

The following chart represents the warrants and non-employee options outstanding at March 31, 2023:

Warrant/ Options	Issue Date	Shares Issuable upon Exercise of Warrants/ Options	Exercise Price	Expiration Date	Reference
Series N	8/18/2008	85,339	$3.00	8/18/2024	*
Series UU	6/11/2018	93,603	$2.80	6/30/2024	*
Series X	1/13/2016	120,000	$9.25	7/13/2024	*
Series Y	2/15/2016	26,000	$12.00	8/15/2024	*
Series MM	6/22/2017	333,432	$1.86	6/22/2024	*
Series NN	7/24/2017	200,087	$2.52	7/24/2024	*
Series RR	10/30/2017	234,009	$1.65	10/30/2024	*
Series TT	2/5/2018	-	$2.24	2/5/2023	2
Consultant Options	7/28/2017	10,000	$2.18	7/27/2027	*

* No current period changes for these warrants

Tacle of Contents

1. Derivative Liabilities

The table below presents the gains on the warrant liabilities for the six months ended March 31:

	2023	2022
Series Z warrants	$-	$64,787
Series AA warrants	-	274,635
Series CC warrants	-	24,372
Series HH warrants	-	1,597
Net gain on warrant liabilities	$-	$366,791

The table below presents the gains on the warrant liabilities for the three months ended March 31:

	2023	2022
Series AA warrants	$-	$1,400
Series HH warrants	-	795
Net gain on warrant liabilities	$-	$2,195

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

Changes in Warrant Liabilities

As of March 31, 2023, no warrant liabilities were outstanding.

During the six months ended March 31, 2022, 15,205 Series CC warrants were exercised at an exercise price of $5.00 for gross proceeds of $76,025.  No Series CC warrants were exercised during the three months ended March 31, 2022.

In February 2022, 100,000 Series AA warrants with, an exercise price of $13.75 and 200 Series HH warrants with an exercise price of $3.13, expired. In December 2021, 640 Series CC warrants, with an exercise price of $5.00, expired. In November 2021, 184,800 Series Z warrants, with an exercise price of $13.75, expired.

2. Equity Warrants

Changes in Equity Warrants

On February 5, 2023, 600 Series TT warrants, with an exercise price of $2.24, expired.

During the six months ended March 31, 2023, 17,752 Series RR warrants at an exercise price of $1.65 and 200,000 Series SS warrants at an exercise price of $2.09 were exercised for gross proceeds of $447,291. No series RR or SS warrants were exercised during the three months ended March 31, 2023.

During the six months ended March 31, 2022, 10,000 Series NN warrants were exercised at an exercise price of $2.52 for gross proceeds of $25,200. During the three months ended March 31, 2022, 5,500 Series NN warrants were exercised at an exercise price of $2.52 for gross proceeds of $13,860.

Tacle of Contents

On October 28, 2022, the expiration date of the Series RR warrants was extended two years from October 30, 2022 to October 30, 2024.  The incremental cost of this extension was approximately $172,000, which was recorded as a deemed dividend. The Series RR warrants are held by Geert Kersten, Patricia Prichep (current Officers of the Company) and the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary.

3. Options and Shares Issued to Consultants

During the six months ended March 31, 2023 and 2022, the Company issued 78,798 and 43,495 shares, respectively, of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $2.47 and $7.05 during the six months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023 and 2022, the Company issued 38,562 and 25,475 shares, respectively, of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $2.42 and $5.00, respectively, during the three months ended March 31, 2023 and 2022. The aggregate values of the issuances of restricted common stock and common stock options are recorded as prepaid expenses and are charged to general and administrative expenses over the periods of service.

During the six months ended March 31, 2023, 5,000 options with an exercise price of $11.61 issued to a consultant expired.

As of March 31, 2023, 10,000 options issued to consultants remained outstanding, all of which were issued from the Non-Qualified Stock Option plans. All 10,000 options are vested as of March 31, 2023.

During the six months ended March 31, 2023 and 2022, the Company recorded total expense of approximately $285,000 and $402,000, respectively, relating to the share-based compensation under these consulting agreements. On March 31, 2023 and September 30, 2022, consulting fees of approximately $311,000 and $295,000, respectively, are included in prepaid expenses and will be amortized over the remaining service periods.

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

Tacle of Contents

The following sets forth a reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3) for both the six and three months ended March 31, 2023 and 2022:

	Six months ended March 31, 2023	Six months ended March 31, 2022

Beginning balance	$-	$437,380
Issuances	-	-
Exercises	-	(70,589)
Realized and unrealized (gains) and losses	-	(366,791)
Ending balance	$-	$-

	Three months ended March 31, 2023	Three months ended March 31, 2022

Beginning balance	$-	$2,195
Issuances	-	-
Exercises	-
Realized and unrealized (gains) and losses	-	(2,195)
Ending balance	$-	$-

The fair values of the Company’s derivative instruments disclosed above under Level 3 are primarily derived from valuation models where significant inputs such as historical price and volatility of the Company’s stock, as well as U.S. Treasury Bill rates.  At March 31, 2023 and September 30, 2022, the Company did not have any Level 3 derivative instruments.

E. RELATED PARTY TRANSACTIONS

On October 28, 2022, the expiration dates of the Series RR warrants held by Geert Kersten, Patricia Prichep (current Officers of the Company) and the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary were extended by two years. The incremental cost of these modifications was $172,552 and was recorded as a deemed dividend in the financial statements for the six months ended March 31, 2023.

F. COMMITMENTS AND CONTINGENCIES

Clinical Research Agreement

Under co-development and revenue sharing agreements with Ergomed, Ergomed agreed to contribute up to $12 million towards the Company’s Phase 3 Clinical Trial in the form of discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount. The Company accounted for the co-development and revenue sharing agreements in accordance with ASC 808 “Collaborative Arrangements”. The Company determined the payments to Ergomed are within the scope of ASC 730 Research and Development. Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its statements of operations. Since the inception of the agreement with Ergomed, the Company has incurred research and development expenses of approximately $35.6 million for Ergomed’s services. This amount is net of Ergomed’s discount of approximately $11.8 million. During the six months ended March 31, 2023 and 2022, the Company recorded, net of Ergomed’s discount, approximately $0.1 million and $0.4 million, respectively, as research and development expense related to Ergomed’s services. During the three months ended March 31, 2023 and 2022, the Company recorded, net of Ergomed’s discount, approximately $0.0 million and $0.2 million, respectively, as research and development expense related to Ergomed’s services.

Tacle of Contents

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

On March 31, 2023 and September 30, 2022, the net book value of the finance lease right of use asset is approximately $10.0 million and $10.9 million, respectively and the balance of the finance lease liability is approximately $12.5 million and $13.3 million, respectively, of which approximately $1.6 million is current in each quarter.  These amounts include the San Tomas lease as well as several other smaller finance leases for office equipment.  The finance right of use assets are being depreciated using the straight-line method over the underlying lease terms.  Total cash paid related to finance leases during the six months ended March 31, 2023 and 2022 was approximately $1.3 million for both periods, respectively, of which approximately $0.6 million was for interest in each six-month period. As of March 31, 2023, the weighted average discount rate of the Company’s finance leases is 8.45% and the weighted average time to maturity is 5.6 years.

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

On January 11, 2023, the Company was required to deposit approximately $2.3 million to its landlord, equivalent to one year’s rent, for falling below the stipulated cash threshold in accordance with the San Tomas lease. The amount will be included as an asset on the balance sheet until the Company meets the minimum cash balance required and the deposit is returned.

Approximate future minimum lease payments under finance leases as of March 31, 2023 are as follows:

Six months ending September 30, 2023	$1,291,000
Year ending September 30,
2024	2,655,000
2025	2,741,000
2026	2,832,000
2027	2,923,000
2028	3,015,000
Thereafter	252,000
Total future minimum lease obligation	15,709,000
Less imputed interest on finance lease obligations	(3,189,000)
Net present value of finance lease obligations	$12,520,000

Tacle of Contents

The Company leases two facilities under operating leases.  The lease for the Company’s office headquarters will expire on November 30, 2025.  The lease for its research and development laboratory was renewed in September 2021 for an additional ten years and will expire on February 29, 2032.  The renewal was considered a modification for accounting purposes and the right of use asset and liability were remeasured as of the date of the renewal.  This resulted in an increase of approximately $1.1 million to the operating lease right of use asset and liability. The operating leases include escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the terms of the leases. As of March 31, 2023 and September 30, 2022, the net book value of the operating lease right of use assets is approximately $1.8 million and $1.9 million, respectively.  As of March 31, 2023 and September 30, 2022, the balance of the operating lease liabilities is approximately $1.9 million and $2.0 million, respectively, of which approximately $0.2 million, is current as of each reporting date.  The Company incurred lease expense for operating leases of approximately $0.1 million and $0.2 million for the six months ended March 31, 2023 and 2022, respectively. Total cash paid related to operating leases during the six months ended March 31, 2023 and 2022 was approximately $0.2 and $0.1 million, respectively. The weighted average discount rate of the Company’s operating leases is 10.2% and the weighted average time to maturity is 8.14 years.

As of March 31, 2023, future minimum lease payments on operating leases are as follows:

Six months ending September 30, 2023	$176,000
Year ending September 30,
2024	357,000
2025	366,000
2026	287,000
2027	277,000
2028	285,000
Thereafter	1,040,000
Total future minimum lease obligation	2,788,000
Less imputed interest on operating lease obligation	(849,000)
Net present value of operating lease obligation	$1,939,000

G. PATENTS

During the six months ended March 31, 2023 and 2022, the Company recorded approximately $0 and $31,000 in patent impairment charges. No patent impairment charges were recorded during the three months ended March 31, 2023 and 2022. For the six months ended March 31, 2023 and 2022, amortization of patent costs totaled approximately $20,000 and $27,000, respectively. For the three months ended March 31, 2023 and 2022, amortization of patent costs totaled approximately $10,000 and $13,000, respectively. Approximate estimated future amortization expense is as follows:

Six months ending September 30, 2023	$18,000
Year ending September 30,
2024	30,000
2025	28,000
2026	24,000
2027	21,000
2028	17,000
Thereafter	54,000
Total	$192,000

H. LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period.

Tacle of Contents

The following tables provide the details of the basic and diluted loss per-share computations:

	Six months ended March 31,		Three months ended March 31,
	2023	2022	2023	2022
Loss per share – basic and diluted
Net loss available to common shareholders – basic and diluted	$(16,367,869)	$(18,606,098)	$(8,342,809)	$(9,823,492)
Weighted average shares outstanding – basic and diluted	43,513,571	43,100,070	43,588,381	43,122,671
Basic and diluted loss per common share	$(0.38)	$(0.43)	$(0.19)	$(0.23)

In accordance with the contingently issuable shares guidance of ASC Topic 260, Earnings Per Share, the calculation of diluted net earnings (loss) per share excludes the following securities because their inclusion would have been anti-dilutive as of March 31:

	2023	2022

Options and Warrants	13,893,248	12,586,365
Unvested Restricted Stock	149,250	151,250
Total	14,042,498	12,737,615

J. SUBSEQUENT EVENTS

On April 27, 2023, the Company sold 794,117 shares of common stock at a public offering price of $1.70 per share and received aggregate net proceeds of approximately $1.1 million. The Company granted the underwriters a 30-day option to purchase up to 119,117 additional shares of common stock to cover over-allotments.  The underwriter fully exercised this option on May 2, 2023 resulting in additional net proceeds to the Company of approximately $190,000.

Tacle of Contents

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

Tacle of Contents

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

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has incurred expenses of approximately $64.1 million as of March 31, 2023 on direct costs for the Phase 3 clinical trial and the filing of the clinical study report to the FDA. The Company estimates it will incur additional expenses of approximately $0.8 million for the remainder of the Phase 3 clinical trial and the filing of the clinical study report to the FDA. It should be noted that this estimate is based only on the information currently available from the CROs responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., the manufacturing of the drug.

The Company uses two CROs to manage the global Phase 3 study; ICON and Ergomed, who are both international leaders in managing oncology trials.

Tacle of Contents

Under a co-development agreement, Ergomed agreed to contribute up to $12 million towards the study where it will perform clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount.  Approximately $11.8 million of the committed $12 million contribution has been realized as of March 31, 2023.

During the six months ended March 31, 2023, the Company’s cash decreased by approximately $12.6 million.  The significant component of this decrease included cash used to fund the Company’s regular operations of approximately $12.1 million, which includes the approximate  $2.3 million deposit made to the Company’s landlord as a result of falling below certain cash requirements per the San Tomas lease.  Other components of this decrease include approximately $0.2 million used to make leasehold improvements and acquire research and development equipment, and approximately $0.8 million in payments on the Company’s finance leases.

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

Prepaid expenses decreased by approximately $0.2 million, or 22%, at March 31, 2023 as compared to September 30, 2022 primarily due to a decrease in the amounts prepaid in personal property tax on the San Tomas facility.

During the six months ended March 31, 2023, 217,752 warrants were exercised at a weighted average exercise price of $2.05 for total proceed of approximately $0.5 million. During the six months ended March 31, 2022, 25,205 warrants were exercised at a weighted average exercise price of $4.02 for total proceeds of approximately $0.1 million.

Results of Operations and Financial Condition

The Company incurred a net operating loss of approximately $15.8 million for the six months ended March 31, 2023.  This net operating loss consists of significant non-cash expenses including approximately $3.4 million in stock-based employee compensation and approximately $2.0 million in depreciation and amortization expense.  The Company incurred a net operating loss of approximately $8.2 million for the three months ended March 31, 2023. This net operating loss consists of significant non-cash expenses including approximately $1.7 million in stock-based employee compensation and approximately $1.0 million in depreciation and amortization expense.

During the six months ended March 31, 2023, research and development expenses decreased by approximately $1.1 million, or 9%, compared to the six months ended March 31, 2022.  Major components of this decrease include approximately $1.6 million decrease in employee stock compensation expense, and approximately $0.5 million decrease in expenses related to the Phase 3 study.  These decreases were offset by an increase of approximately $0.9 million of costs incurred to prepare for the potential commercial sale of Multikine and a net increase of approximately $0.1 million in other research and development costs.  During the three months ended March 31, 2023, research and development expenses decreased by approximately $0.4 million, or 7%, compared to the three months ended March 31, 2022.  Major components of this decrease include approximately $0.8 million decrease in employee stock compensation expense and $0.1 million in costs related to the Phase 3 clinical study. These decreases are offset by increases in costs incurred to prepare for the potential commercial sale of Multikine of approximately $0.4 million and other research and development costs of approximately $0.1 million.

Tacle of Contents

During the six months ended March 31, 2023, general and administrative expenses decreased by approximately $1.4 million, or 25%, compared to the six months ended March 31, 2022. This decrease is primarily due to a decrease in employee stock compensation expense of approximately $1.6 million offset by a $0.2 million net increase in other  general and administrative expenses. During the three months ended March 31, 2023, general and administrative expenses decreased by approximately $0.9 million, or 31%, compared to the three months ended March 31, 2022.  A major component of the decrease is an approximate $0.9 million decrease in employee stock compensation expense.

During the six months ended March 31, 2023 and 2022, the Company recorded derivative gains of approximately $0 million and $0.4 million, respectively. This variation was the result of the change in fair value of the derivative liabilities during the period which was caused by fluctuations in the share price of the Company’s common stock. No derivative gains or losses were recorded during the three months ended March 31, 2023. During the three months ended March 31, 2022 the Company recorded a derivative gain of $2,195.

During the six months ended March 31, 2023, net interest expense decreased by approximately $0.2 million compared to the six months ended March 31, 2022.  While the amount of interest paid on the Company’s lease liabilities, remained relatively constant at approximately $0.6 million for the six months ended March 31, 2023 and March 31, 2022, the Company earned approximately $0.2 million more in interest income during the six months ended March 31, 2023 compared to the six months ended March 31, 2022. During the three months ended March 31, 2023 net interest expense decreased by approximately $0.1 million compared to the three months ended March 31, 2022.  While the amount of interest paid on the Company’s lease liabilities remained relatively constant at approximately $0.3 million for the three months ended March 31, 2023 and March 31, 2022, the company earned approximately $0.1 million more in interest income during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

Research and Development Expenses

The Company’s research and development efforts involve Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Six months ended March 31,		Three months ended March 31,
	2023	2022	2023	2022

MULTIKINE	$11,258,629	$11,995,302	$5,964,252	$6,203,883
LEAPS	217,405	611,682	119,236	319,934

TOTAL	$11,476,034	$12,606,984	$6,083,488	$6,523,817

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

Tacle of Contents

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

Item 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of March 31, 2023. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of March 31, 2023 due to the material weaknesses described in the Company's Annual Report on Form 10-K for the year ended September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Tacle of Contents

PART II

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the six months ended March 31, 2023, the Company issued 78,798 restricted shares of common stock to consultants for investor relations services.

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

Tacle of Contents

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEL-SCI CORPORATION

Date: May 12, 2023	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer*

* Also signing in the capacity of the Principal Accounting and Financial Officer.

Tacle of Contents