Form 10-Q
period 2023-06-30
CEL SCI CORP
filed 2023-08-10
CIK 725363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Class of Stock	No. Shares Outstanding	Date
Common	47,260,097	August 8, 2023

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION
CONDENSED BALANCE SHEETS

	JUNE 30,	SEPTEMBER 30,
ASSETS	2023	2022
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$5,135,070	$22,672,138
Prepaid expenses	462,848	762,063
Supplies used for R&D and manufacturing	2,109,978	2,001,715
Deposits	23,850	-

Total current assets	7,731,746	25,435,916

Finance lease right of use assets	9,583,440	10,937,797
Operating lease right of use assets	1,746,355	1,884,464
Property and equipment, net	10,674,725	11,889,029
Patent costs, net	183,074	212,201
Deposits	2,319,101	-
Supplies used for R&D and manufacturing	80,527	164,299

Total assets	$32,318,968	$50,523,706

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,742,651	$1,618,290
Accrued expenses	1,141,292	842,492
Due to employees	499,661	471,488
Finance lease obligation, current portion	1,718,038	1,560,553
Operating lease obligation, current portion	190,831	170,928

Total current liabilities	5,292,473	4,663,751

Finance lease obligations, net of current portion	10,406,939	11,721,368
Operating lease obligations, net of current portion	1,705,157	1,850,380
Other liabilities	125,000	125,000

Total liabilities	17,529,569	18,360,499

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 200,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 600,000,000 shares authorized; 44,748,437 and 43,448,317 shares issued and outstanding at June 30, 2023 and September 30, 2022, respectively	447,484	434,484
Additional paid-in capital	493,802,607	486,625,816
Accumulated deficit	(479,460,692)	(454,897,093)

Total stockholders' equity	14,789,399	32,163,207

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$32,318,968	$50,523,706

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED JUNE 30, 2023 and 2022
(UNAUDITED)

	2023	2022

Operating expenses:
Research and development	$17,203,823	$18,893,857
General and administrative	6,804,729	8,220,768
Total operating expenses	24,008,552	27,114,625

Operating loss	(24,008,552)	(27,114,625)

Gain on derivative instruments	-	366,791
Other non-operating losses	-	(30,793)
Interest expense, net	(493,522)	(1,460,055)
Other expense	(61,525)	-

Net loss	(24,563,599)	(28,238,682)
Modification of warrants	(171,552)	(294,409)

Net loss available to common shareholders	$(24,735,151)	$(28,533,091)

Net loss per common share – basic and diluted	$(0.57)	$(0.66)
Weighted average common shares outstanding – basic and diluted	43,761,395	43,124,972

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2023 and 2022
(UNAUDITED)

	2023	2022

Operating expenses:
Research and development	$5,727,789	$6,286,873
General and administrative	2,453,968	2,432,518
Total operating expenses	8,181,757	8,719,391

Operating loss	(8,181,757)	(8,719,391)

Interest expense, net	(181,670)	(913,193)
Other expense	(3,854)	-

Net loss	(8,367,281)	(9,632,584)

Modification of Warrants	-	(294,409)

Net loss available to common shareholders	$(8,367,281)	$(9,926,993)

Net loss per common share – basic and diluted	$(0.19)	$(0.23)
Weighted average common shares outstanding – basic and diluted	44,254,363	43,174,775

See notes to condensed financial statements.

CEL-SCI CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT SEPTEMBER 30, 2022	43,448,317	434,484	486,625,816	(454,897,093)	32,163,207

Warrant exercises	217,752	2,177	445,114	-	447,291
Equity based compensation - employees	-	-	1,703,931	-	1,703,931
401(k) contributions paid in common stock	21,331	213	49,965	-	50,178
Stock and options issued to nonemployees for service	40,236	402	91,221	-	91,623
2014 Incentive Stock Forfeited	(2,000)	(20)	(11,080)	-	(11,100)
Net loss	-	-	-	(7,853,509)	(7,853,509)
BALANCES AT DECEMBER 31, 2022	43,725,636	437,256	488,904,967	(462,750,602)	26,591,621

Equity based compensation - employees	-	-	1,743,288	-	1,743,288
401(k) contributions paid in common stock	23,627	236	54,629	-	54,865
Stock and options issued to nonemployees for service	38,562	386	100,249	-	100,635
Net loss	-	-	-	(8,342,809)	(8,342,809)
BALANCES AT MARCH 31, 2023	43,787,825	437,878	490,803,133	(471,093,411)	20,147,600

Equity based compensation - employees	-	-	1,551,319	-	1,551,319
401(k) contributions paid in common stock	12,855	129	52,534	-	52,663
Stock and options issued to nonemployees for service	36,523	365	135,304	-	135,669
Proceeds from the sale of common stock	913,234	9,132	1,382,765	-	1,391,897
2014 Incentive Stock Forfeited	(2,000)	(20)	(11,080)	-	(11,100)
Share issuance costs	-	-	(111,368)	-	(111,368)
Net loss	-	-	-	(8,367,281)	(8,367,281)
BALANCES AT JUNE 30, 2023	44,748,437	447,484	493,802,607	(479,460,692)	14,789,399

See notes to condensed financial statements.

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT SEPTEMBER 30, 2021	43,207,183	432,072	474,298,566	(418,196,412)	56,534,226

Warrant exercises	19,705	197	157,757	-	157,954
Equity based compensation - employees	-	-	3,262,296	-	3,262,296
401(k) contributions paid in common stock	7,605	76	52,479	-	52,555
Stock and options issued to nonemployees for service	18,020	180	142,980	-	143,160
Option exercises	6,500	65	29,770	-	29,835
Share issuance costs	-	-	(45,965)	-	(45,965)
Net loss	-	-	-	(8,782,606)	(8,782,606)
BALANCES AT DECEMBER 31, 2021	43,259,013	432,590	477,897,883	(426,979,018)	51,351,455

Warrant exercises	5,500	55	13,805	-	13,860
Equity based compensation - employees	-	-	3,392,706	-	3,392,706
401(k) contributions paid in common stock	14,614	146	57,371	-	57,517
Stock and options issued to nonemployees for service	25,475	255	139,797	-	140,052
Share issuance costs	-	-	(4,550)	-	(4,550)
Net loss	-	-	-	(9,823,492)	(9,823,492)
BALANCES AT MARCH 31, 2022	43,304,602	433,046	481,497,012	(436,802,510)	45,127,548

Equity based compensation - employees	-	-	2,447,772	-	2,447,772
401(k) contributions paid in common stock	12,640	126	57,082	-	57,208
Stock and options issued to nonemployees for service	38,287	383	121,883	-	122,266
Modification of warrants	-	-	634,713	-	634,713
Share issuance costs	-	-	(28,560)	-	(28,560)
Net loss	-	-	-	(9,632,584)	(9,632,584)
BALANCES AT JUNE 30, 2022	43,355,529	433,555	484,729,902	(446,435,094)	38,728,363

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2023 and 2022
(UNAUDITED)

	2023	2022

Net loss	$(24,563,599)	$(28,238,682)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,959,681	2,845,978
Non-cash lease expense	12,788	49,390
Share-based payments for services	473,723	603,147
Equity-based compensation	4,976,338	9,102,774
Common stock contributed to 401(k) plan	157,706	167,280
Gain on short-term investments	-	(615)
Loss on patent impairment	-	30,793
Gain on derivative instruments	-	(366,791)
Modification of warrants	-	634,713
Loss on receivables	-	54,922
(Increase)/decrease in assets:
Prepaid expenses	208,419	147,192
Supplies used for R&D and manufacturing	(24,491)	(166,453)
Deposits	(2,342,951)	1,910,917
Increase/(decrease) in liabilities:
Accounts payable	66,616	(410,536)
Accrued expenses	243,800	78,729
Due to employees	28,173	230,012

Net cash used in operating activities	(17,803,797)	(13,327,230)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of US treasury bills	-	6,152,000
Purchases of property and equipment	(361,892)	(621,826)
Expenditures for patent costs	-	(22,741)

Net cash (used in) provided by investing activities	(361,892)	5,507,433

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	1,391,897	-
Payments of stock issuance costs	(53,196)	(50,515)
Proceeds from exercises of warrants	447,291	101,225
Proceeds from the exercises of stock options	-	29,835
Proceeds from landlord funding of lease improvements	-	786,454
Payments on obligations under finance leases	(1,157,371)	(1,033,677)

Net cash provided by (used in) financing activities	628,621	(166,678)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(17,537,068)	(7,986,475)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	22,672,138	36,060,148

CASH AND CASH EQUIVALENTS, END OF PERIOD	$5,135,070	$28,073,673

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED JUNE 30, 2023 and 2022

	2023	2022
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Changes to right of use assets and liabilities	$-	$16,268
Finance lease obligation included in accounts payable	$927	$1,800
Prepaid consulting services paid with issuance of common stock	$327,927	$221,242
Exercise of derivative liabilities	$-	$70,589
Assets purchased under finance leases	$-	$32,409
Financing costs included in current liabilities	$58,172	$28,560
Accrued consulting services to be paid with common stock	$110,000	$110,000

Cash paid for interest	$809,495	$872,023

See notes to condensed financial statements.

CEL-SCI CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED JUNE 30, 2023 AND 2022 (UNAUDITED)

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

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments necessary for a fair presentation of the Company’s financial position as of June 30, 2023 and the results of its operations for the nine months then ended. The condensed balance sheet as of September 30, 2022 is derived from the September 30, 2022 audited financial statements.

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

Stock-Based Compensation – Compensation cost for all stock-based awards is measured at fair value as of the grant date in accordance with the provisions of ASC 718, Compensation – Stock Compensation. The fair value of stock options is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires various judgmental assumptions including volatility and expected option life. The stock-based compensation cost is recognized using the straight-line method as expense over the requisite service or vesting period.

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

Net Loss Per Common Share – The Company calculates net loss per common share in accordance with ASC 260, Earnings Per Share. Basic and diluted net loss per common share was determined by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock and common stock warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

Income Taxes – The Company accounts for income taxes in accordance with the provisions of ASC 740, Income Taxes, on a tax jurisdiction basis. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. A full valuation allowance was recorded against the deferred tax assets as of June 30, 2023 and September 30, 2022.

The Company adopted ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes effective October 1, 2021. The new standard includes several provisions that simplify accounting for income taxes by removing certain exceptions to the general principles in ASC 740 and increasing consistency and clarity for the users of financial statements. The adoption of ASU 2019-12 had no impact on the Company’s financial statements.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, inventory obsolescence, accruals, stock options, useful lives for depreciation and amortization of long-lived assets, right of use assets and lease liabilities, deferred tax assets and the related valuation allowance, and the valuation of derivative liabilities. Actual results could differ from estimates, although management does not generally believe such differences would materially affect the financial statements in any given year. However, in regard to the valuation of derivative liabilities determined using the Black-Scholes option pricing model, significant fluctuations in stock price or other inputs may materially affect the financial statements in a given year. Additionally, in calculating the right of use assets and lease liabilities, estimates and assumptions were used to determine the incremental borrowing rates and the expected lease terms. The Company considers the estimates used in valuing the derivative liabilities, stock options and the lease assets and liabilities to be significant.

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

To finance the Company through marketing approval, the Company plans to raise additional capital in the form of corporate partnerships, and debt and/or equity financings. The Company believes that it will be able to obtain additional financing because it has done so consistently in the past and because Multikine showed great survival benefit in the Phase 3 study in one of the two treatment arms for advanced primary head and neck cancer. However, there can be no assurance that the Company will be successful in raising additional funds on a timely basis or that the funds will be available to the Company on acceptable terms or at all. If the Company does not raise the necessary amounts of money, it may have to curtail its operations until such time as it is able to raise the required funding.

Due to the Company’s recurring losses from operations and future liquidity needs, there is substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

C. STOCKHOLDERS’ EQUITY

Proceeds from the Sale of Common Stock

In April 2023, the Company sold 794,117 shares of common stock at a public offering price of $1.70 per share and received aggregate proceeds of approximately $1.2 million. The Company granted the underwriters a 30-day option to purchase up to 119,117 additional shares of common stock to cover over-allotments. The underwriter fully exercised this option in May 2023, resulting in additional aggregate proceeds to the Company of approximately $190,000.

Equity Compensation

Underlying share information for equity compensation plans as of June 30, 2023 is as follows:

Name of Plan	Total Shares Reserved Under Plans

Incentive Stock Option Plans	138,400
Non-Qualified Stock Option Plans	15,787,200
Stock Bonus Plans	1,283,760
Stock Compensation Plans	634,000
Incentive Stock Bonus Plan	640,000

 Stock option activity:

	Nine Months Ended June 30,
	2023	2022
Options granted	6,500	1,975,250
Options exercised	-	6,500
Options forfeited	179,832	20,166
Options expired	58,787	13,614

	Three Months Ended June 30,
	2023	2022
Options granted	2,000	1,722,750
Options exercised	-	-
Options forfeited	57,500	-
Options expired	13,383	13,614

On November 18, 2021, the Company granted 250,000 performance-based stock options from the 2020 Non-Qualified Stock Option Plan to officers. Each option entitles the holder to purchase one share of the Company’s common stock at a price of $10.48 per share, the fair value on the date of issuance. The stock options will vest 100% upon approval of the first marketing application for any pharmaceutical based upon the Company’s Multikine technology in the USA, Canada, UK, Germany, France, Italy, Spain, Japan, or Australia.  All options which have not vested as of November 18, 2031 will be canceled. On the grant date, the options were valued using a Monte Carlo Simulation approach. A Monte Carlo Simulation is a statistical technique that is used to model probabilistic systems and establish the probabilities for a variety of outcomes. However, because attainment of the performance condition cannot be considered probable, no compensation cost was recognized relating to these options as of June 30, 2023.  Management will re-assess the probability of achieving the performance condition at each reporting date.

Stock-Based Compensation Expense

	Nine Months Ended June 30,
	2023	2022
Employees	$4,976,338	$9,102,774
Non-employees	$473,723	$603,147

	Three months Ended June 30,
	2023	2022
Employees	$1,540,219	$2,447,772
Non-employees	$188,001	$200,877

Employee compensation expense includes the expense related to options and restricted stock that is expensed over the vesting periods.  Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of the related service contracts.

Warrants and Non-Employee Options

The following chart represents the warrants and non-employee options outstanding at June 30, 2023:

Warrant/ Options	Issue Date	Shares Issuable upon Exercise of Warrants/ Options	Exercise Price	Expiration Date	Reference
Series N	8/18/2008	85,339	$3.00	8/18/2024	*
Series UU	6/11/2018	93,603	$2.80	6/30/2024	*
Series X	1/13/2016	120,000	$9.25	7/13/2024	*
Series Y	2/15/2016	26,000	$12.00	8/15/2024	*
Series MM	6/22/2017	333,432	$1.86	6/22/2024	*
Series NN	7/24/2017	200,087	$2.52	7/24/2024	*
Series RR	10/30/2017	234,009	$1.65	10/30/2024	*
Consultant Options	7/28/2017	10,000	$2.18	7/27/2027	*

* No current period changes for these warrants

1. Derivative Liabilities

The table below presents the gains on the warrant liabilities for the nine months ended June 30:

	2023	2022
Series Z warrants	$-	$64,787
Series AA warrants	-	276,035
Series CC warrants	-	24,372
Series HH warrants	-	1,597
Net gain on warrant liabilities	$-	$366,791

There were no gains or losses on warrant liabilities during the three months ended June 30, 2023 and 2022.

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

Changes in Warrant Liabilities

As of June 30, 2023, no warrant liabilities were outstanding.

During the nine months ended June 30, 2022, 15,205 Series CC warrants were exercised at an exercise price of $5.00 for gross proceeds of $76,025.  No Series CC warrants were exercised during the three months ended June 30, 2022.

In February 2022, 100,000 Series AA warrants, with an exercise price of $13.75 and 200 Series HH warrants with an exercise price of $3.13, expired. In December 2021, 640 Series CC warrants, with an exercise price of $5.00, expired. In November 2021, 184,800 Series Z warrants, with an exercise price of $13.75, expired.

2. Equity Warrants

Changes in Equity Warrants

During the nine months ended June 30, 2023, 600 Series TT warrants, with an exercise price of $2.24, expired. No warrants expired during the three months ended June 30, 2023.

During the nine months ended June 30, 2023, 17,752 Series RR warrants with an exercise price of $1.65 and 200,000 Series SS warrants with an exercise price of $2.09 were exercised for gross proceeds of $447,291. No Series RR or SS warrants were exercised during the three months ended June 30, 2023.

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

On June 13, 2022, the expiration dates of the Series N, Series X, Series Y, Series UU, Series MM and Series NN warrants were extended two years. The incremental costs of the Series N, Series X and Series Y warrant extensions were recorded as a deemed dividend and totaled approximately $294,000 for the three and nine months ended June 30, 2022. The Series N and Series X warrants are held by the de Clara Trust. The incremental cost of the Series MM, Series NN and Series UU warrant extensions of approximately $635,000 was recorded as interest expense for the three and nine months ended June 30, 2022. The Series UU warrants and a portion of the Series MM and Series NN warrants are held by Geert Kersten, Patricia Prichep (current officers of the Company) and the de Clara Trust.

3. Options and Shares Issued to Consultants

During the nine months ended June 30, 2023 and 2022, the Company issued 115,321 and 81,782 shares, respectively, of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $2.45 and $5.40 during the nine months ended June 30, 2023 and 2022, respectively. During the three months ended June 30, 2023 and 2022, the Company issued 36,523 and 38,287 shares, respectively, of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $2.41 and $3.52, respectively, during the three months ended June 30, 2023 and 2022, respectively. The aggregate values of the issuances of restricted common stock and common stock options are recorded as prepaid expenses and are charged to general and administrative expenses over the periods of service.

During the nine months ended June 30, 2023, 5,000 options with an exercise price of $11.61 issued to a consultant expired.

As of June 30, 2023, 10,000 options issued to consultants remained outstanding, all of which were issued from the Non-Qualified Stock Option plans. All 10,000 options are vested as of June 30, 2023.

During the nine months ended June 30, 2023 and 2022, the Company recorded total expense of approximately $474,000 and $603,000, respectively, relating to the share-based compensation under these consulting agreements. During the three months ended June 30, 2023 and 2022, the Company recorded total expense of approximately $188,000 and $201,000, respectively, relating to the share-based compensation under these consulting agreements. On June 30, 2023 and September 30, 2022, consulting fees of approximately $204,000 and $295,000, respectively, are included in current assets as prepaid expenses and will be amortized over the remaining service periods.

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

The following sets forth a reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3):

	Nine months ended June 30, 2023	Nine months ended June 30, 2022

Beginning balance	$-	$437,380
Issuances	-	-
Exercises	-	(70,589)
Realized and unrealized (gains) and losses	-	(366,791)
Ending balance	$-	$-

The fair values of the Company’s derivative instruments disclosed above under Level 3 are primarily derived from valuation models which include significant inputs such as the Company’s historical stock price, the volatility of the Company’s stock and U.S. Treasury Bill rates. At June 30, 2023 and September 30, 2022, the Company did not have any Level 3 derivative instruments.

E. RELATED PARTY TRANSACTIONS

On October 28, 2022, the expiration dates of the Series RR warrants held by Geert Kersten, Patricia Prichep (current Officers of the Company) and the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary were extended by two years. The incremental cost of these modifications was $171,552 and was recorded as a deemed dividend in the financial statements for the nine months ended June 30, 2023.

F. COMMITMENTS AND CONTINGENCIES

Clinical Research Agreement

Under co-development and revenue sharing agreements with Ergomed, Ergomed agreed to contribute up to $12 million towards the Company’s Phase 3 Clinical Trial in the form of discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount. The Company accounted for the co-development and revenue sharing agreements in accordance with ASC 808, Collaborative Arrangements. The Company determined the payments to Ergomed are within the scope of ASC 730, Research and Development. Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its statements of operations. Since the inception of the agreement with Ergomed, the Company has incurred research and development expenses of approximately $35.7 million for Ergomed’s services. This amount is net of Ergomed’s discount of approximately $11.8 million. During the nine months ended June 30, 2023 and 2022, the Company recorded, net of Ergomed’s discount, approximately $0.1 million and $0.4 million, respectively, as research and development expense related to Ergomed’s services. During the three months ended June 30, 2023 and 2022, the Company recorded, net of Ergomed’s discount, approximately $0.1 million and $0.1 million, respectively, as research and development expense related to Ergomed’s services.

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

On June 30, 2023 and September 30, 2022, the net book value of the finance lease right of use asset is approximately $9.6 million and $10.9 million, respectively, and the balance of the finance lease liability is approximately $12.1 million and $13.3 million, respectively, of which approximately $1.7 million and $1.6 million, respectively, is current.  These amounts include the San Tomas lease as well as several other smaller finance leases for office equipment.  The finance right of use assets are being depreciated using the straight-line method over the underlying lease terms.  Total cash paid related to finance leases during the nine months ended June 30, 2023 and 2022 was approximately $1.9 million for both periods, respectively, of which approximately $0.8 million was for interest in each nine-month period. As of June 30, 2023, the weighted average discount rate of the Company’s finance leases is 8.45% and the weighted average time to maturity is 5.34 years.

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

Approximate future minimum lease payments under finance leases as of June 30, 2023 are as follows:

Three months ending September 30, 2023	$646,000
Year ending September 30,
2024	2,655,000
2025	2,741,000
2026	2,832,000
2027	2,923,000
2028	3,015,000
Thereafter	252,000
Total future minimum lease obligation	15,064,000
Less imputed interest on finance lease obligations	(2,939,000)
Net present value of finance lease obligations	$12,125,000

The Company leases two facilities under operating leases.  The lease for the Company’s office headquarters will expire on November 30, 2025.  The lease for its research and development laboratory was renewed in September 2021 for an additional ten years and will expire on February 29, 2032.  The renewal was considered a modification for accounting purposes and the right of use asset and liability were remeasured as of the date of the renewal.  This resulted in an increase of approximately $1.1 million to the operating lease right of use asset and liability. The operating leases include escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the terms of the leases. As of June 30, 2023 and September 30, 2022, the net book value of the operating lease right of use assets is approximately $1.7 million and $1.9 million, respectively.  As of June 30, 2023 and September 30, 2022, the balance of the operating lease liabilities is approximately $1.9 million and $2.0 million respectively, of which approximately $0.2 million, is current in each quarter.  The Company incurred lease expense for operating leases of approximately $0.3 million for both the nine months ended June 30, 2023 and 2022, respectively. Total cash paid related to operating leases during the nine months ended June 30, 2023 and 2022 was approximately $0.3 and $0.2 million, respectively. The weighted average discount rate of the Company’s operating leases is 10.2% and the weighted average time to maturity is 7.94 years.

As of June 30, 2023, future minimum lease payments on operating leases are as follows:

Three months ending September 30, 2023	$88,000
Year ending September 30,
2024	357,000
2025	366,000
2026	287,000
2027	277,000
2028	285,000
Thereafter	1,040,000
Total future minimum lease obligation	2,700,000
Less imputed interest on operating lease obligation	(804,000)
Net present value of operating lease obligation	$1,896,000

G. PATENTS

During the nine months ended June 30, 2023 and 2022, the Company recorded approximately $0 and $31,000 in patent impairment charges. No patent impairment charges were recorded during the three months ended June 30, 2023 and 2022. For the nine months ended June 30, 2023 and 2022, amortization of patent costs totaled approximately $29,000 and $39,000, respectively. For the three months ended June 30, 2023 and 2022, amortization of patent costs totaled approximately $9,000 and $12,000, respectively. Approximate estimated future amortization expense is as follows:

Three months ending September 30, 2023	$9,000
Year ending September 30,
2024	30,000
2025	28,000
2026	24,000
2027	21,000
2028	17,000
Thereafter	54,000
Total	$183,000

H. LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding during the period.

The following tables provide the details of the basic and diluted loss per-share computations:

	Nine months ended June 30,		Three months ended June 30,
	2023	2022	2023	2022
Loss per share – basic and diluted
Net loss available to common shareholders – basic and diluted	$(24,735,151)	$(28,533,091)	$(8,367,281)	$(9,926,993)
Weighted average shares outstanding – basic and diluted	43,761,395	43,124,972	44,254,363	43,174,775
Basic and diluted loss per common share	$(0.57)	$(0.66)	$(0.19)	$(0.23)

In accordance with the contingently issuable shares guidance of ASC 260, Earnings Per Share, the calculation of diluted net earnings (loss) per share excludes the following securities because their inclusion would have been anti-dilutive as of June 30:

	2023	2022

Options and Warrants	13,824,365	14,295,501
Unvested Restricted Stock	147,250	151,250
Total	13,971,615	14,446,751

J. SUBSEQUENT EVENTS

On July 17, 2023, the Company sold 2,500,000 shares of common stock at a public offering price of $2.00 per share for aggregate net proceeds of approximately $4.6 million.

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

The analysis of the separate treatment arms (radiation and chemoradiation) was prespecified in the protocol and carried out prior to the Company becoming unblinded.  The OS benefit of 14.1% at 5 years for the surgery plus radiation treatment arm exceeded the 10% OS benefit set out for the study population as a whole. The OS results for this treatment arm are significant (two-sided p=0.0236, HR=0.68) and the effect is robust, durable and increasing over time, and advanced primary head and neck cancer represents an unmet medical need.  The Company believes that these results for one treatment arm in the Phase 3 cancer study of Multikine are very meaningful and is working on the best way to bring Multikine to market in the United States, Canada, the United Kingdom and Europe.

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

All of the Company’s projects are under development. Commercialization of Multikine in Canada may be possible as early as 2024. The Company had a productive pre-submission meeting with Canada’s regulator, Health Canada, which advised the Company to request advance consideration for approval under a Notice of Compliance with Conditions (NOCC) policy which facilitates earlier access to promising new drugs for patients suffering from serious, life-threatening or severely debilitating diseases. The Company is preparing an application for the NOCC approval as suggested and plans to file it by early next year.  If Health Canada grants the NOCC, then it is possible that the Company could begin commercialization of Multikine in 2024.

The Company will collaborate closely with other regulators to determine the best regulatory path toward market approval in the United States, the United Kingdom and Europe.

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

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has incurred expenses of approximately $64.3 million as of June 30, 2023 on direct costs for the Phase 3 clinical trial and the filing of the clinical study report to the FDA. The Company estimates it will incur additional expenses of approximately $0.7 million for the remainder of the Phase 3 clinical trial and the filing of the clinical study report to the FDA. It should be noted that this estimate is based only on the information currently available from the CROs responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., the manufacturing of the drug.

The Company uses two CROs to manage the global Phase 3 study; ICON and Ergomed, who are both international leaders in managing oncology trials.

Under a co-development agreement, Ergomed agreed to contribute up to $12 million towards the study where it will perform clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount.  Approximately $11.8 million of the committed $12 million contribution has been realized as of June 30, 2023.

During the nine months ended June 30, 2023, the Company’s cash decreased by approximately $17.5 million.  The significant component of this decrease included cash used to fund the Company’s regular operations of approximately $17.8 million, which includes the approximate $2.3 million deposit made to the Company’s landlord as a result of falling below certain cash requirements per the San Tomas lease.  Other components of this decrease include approximately $0.4 million used to make leasehold improvements and acquire research and development equipment, and approximately $1.2 million in payments on the Company’s finance leases.  These decreases were offset by approximately $1.4 million and $0.5 million of cash received from issuance of common stock and exercise of warrants, respectively.

During the nine months ended June 30, 2022, the Company used approximately $14.1 million in cash, after considering the maturity and transfer to cash of the remaining $6.2 million in U.S. Treasury bills (T-bills).  Significant components of this decrease include cash used to fund the Company’s regular operations, including its Phase 3 clinical trial, of approximately $13.3 million, leasehold improvement costs of approximately $0.6 million and approximately $1.0 million in lease payments.  These outflows are offset by approximately $0.8 million in lease incentives received from the landlord to partially offset costs of the manufacturing facility upgrade.

Prepaid expenses decreased by approximately $0.3 million, or 39%, at June 30, 2023 as compared to September 30, 2022 primarily due to a decrease in the amounts prepaid in personal property tax on the San Tomas facility.

During the nine months ended June 30, 2023, 217,752 warrants were exercised at a weighted average exercise price of $2.05 for total proceed of approximately $0.5 million. During the nine months ended June 30, 2022, 25,205 warrants were exercised at a weighted average exercise price of $4.02 for total proceeds of approximately $0.1 million.

Results of Operations and Financial Condition

The Company incurred a net operating loss of approximately $24.0 million for the nine months ended June 30, 2023.  This net operating loss consists of significant non-cash expenses including approximately $5.0 million in stock-based employee compensation and approximately $3.0 million in depreciation and amortization expense.  The Company incurred a net operating loss of approximately $8.2 million for the three months ended June 30, 2023. This net operating loss consists of significant non-cash expenses including approximately $1.5 million in stock-based employee compensation and approximately $1.0 million in depreciation and amortization expense.

During the nine months ended June 30, 2023, research and development expenses decreased by approximately $1.7 million, or 9%, compared to the nine months ended June 30, 2022.  Major components of this decrease include approximately $2.3 million decrease in employee stock compensation expense, and approximately $0.8 million decrease in expenses related to the Phase 3 study.  These decreases were offset by an increase of approximately $1.3 million of costs incurred to prepare for the potential commercial sale of Multikine and a net increase of approximately $0.1 million in other research and development costs.  During the three months ended June 30, 2023, research and development expenses decreased by approximately $0.6 million, or 9%, compared to the three months ended June 30, 2022.  Major components of this decrease include approximately $0.6 million decrease in employee stock compensation expense and $0.3 million in costs related to the Phase 3 clinical study and other research and development costs of approximately $0.2 million. These decreases are offset by increases in costs incurred to prepare for the potential commercial sale of Multikine of approximately $0.5 million

During the nine months ended June 30, 2023, general and administrative expenses decreased by approximately $1.4 million, or 17%, compared to the nine months ended June 30, 2022. This decrease is primarily due to a decrease in employee stock compensation expense of approximately $1.9 million offset by a $0.5 million net increase in other general and administrative expenses. During the three months ended June 30, 2023, general and administrative expenses remained consistent  with the three months ended June 30, 2022.

During the nine months ended June 30, 2023 and 2022, the Company recorded derivative gains of approximately $0 million and $0.4 million, respectively. This variation was the result of the change in fair value of the derivative liabilities during the period which was caused by fluctuations in the share price of the Company’s common stock. No derivative gains or losses were recorded during the three months ended June 30, 2023 and 2022.

During the nine months ended June 30, 2023 net interest expense decreased by approximately $1.0 million compared to the nine months ended June 30, 2022.  This decrease is primarily due to the Company incurring approximately $0.7 million in interest expense from the modification of warrants during the nine months ended June 30, 2022 and the Company earning approximately $0.3 million more in interest income during the nine months ended June 30, 2023 compared to the nine months ended June 30, 2022. During the three months ended June 30, 2023 net interest expense decreased by approximately $0.7 million compared to the three months ended June 30, 2022.  This decrease is primarily due to the Company incurring approximately $0.7 million in interest expense from the modification of warrants during the three months ended June 30, 2022.

Research and Development Expenses

The Company’s research and development efforts involve Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Nine Months Ended June 30,		Three months ended June 30,
	2023	2022	2023	2022

MULTIKINE	$16,919,843	$18,035,279	$5,661,214	$6,039,977
LEAPS	283,980	858,578	66,575	246,896
TOTAL	$17,203,823	$18,893,857	$5,727,789	$6,286,873

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

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of June 30, 2023. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.

The Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective as of June 30, 2023 due to the material weaknesses described in the Company's Annual Report on Form 10-K for the year ended September 30, 2022.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2023 that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the nine months ended June 30, 2023, the Company issued 115,321 restricted shares of common stock to consultants for investor relations services.

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

Item 6. Exhibits

Number	Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEL-SCI CORPORATION

Date: August 10 , 2023	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer*

* Also signing in the capacity of the Principal Accounting and Financial Officer.

