Form 10-K
period 2023-09-30
CEL SCI CORP
filed 2023-12-21
CIK 725363

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023.

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act): Yes ☐   No ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant, based upon the closing sale price of the registrant’s common stock on March 31, 2023, as quoted on the NYSE American, was $97,639,295.

As of December 8, 2023, the Registrant had 49,980,804 issued and outstanding shares of common stock.

Documents Incorporated by Reference: None

FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can generally identify these forward-looking statements by forward-looking words such as “anticipates,” “believes,” “expects,” “intends,” “future,” “could,” “estimates,” “plans,” “would,” “should,” “potential,” “continues” and similar words or expressions (as well as other words or expressions referencing future events, conditions or circumstances). These forward-looking statements involve risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements, including, but not limited to:

•	the progress and timing of, and the amount of expenses associated with, our research, development and commercialization activities for our product candidates, including Multikine;

•	our expectations regarding the timing, costs and outcome of any pending or future litigation matters, lawsuits or arbitration proceeding;

•	the success of our clinical studies for our product candidates;

•	our ability to obtain U.S. and foreign regulatory approval for our product candidates and the ability of our product candidates to meet existing or future regulatory standards;

•	our expectations regarding federal, state and foreign regulatory requirements;

•	he therapeutic benefits and effectiveness of our product candidates;

•	he safety profile and related adverse events of our product candidates;

•	our ability to manufacture sufficient amounts of Multikine or our other product candidates for use in our clinical studies or, if approved, for commercialization activities following such regulatory approvals;

•	our plans with respect to collaborations and licenses related to the development, manufacture or sale of our product candidates;

•	our expectations as to future financial performance, expense levels and liquidity sources;

•	our ability to compete with other companies that are or may be developing or selling products that are competitive with our product candidates;

•	anticipated trends and challenges in our potential markets;

•	our ability to attract, retain and motivate key personnel;

•	our ability to continue as a going concern; and

•	our liquidity.

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

PART I

ITEM 1. BUSINESS

CEL-SCI’s PRODUCT CANDIDATES

CEL-SCI Corporation is a clinical-stage biotechnology company dedicated to research and development directed at improving the treatment of cancer and other diseases by using the immune system, the body’s natural defense system. CEL-SCI is currently focused on the development of the following product candidates and technologies:

1)	Multikine, an investigational immunotherapy under development for the potential treatment of certain head and neck cancers; and

2)	L.E.A.P.S. (Ligand Epitope Antigen Presentation System) technology, or LEAPS, with several product candidates under development for the potential treatment of rheumatoid arthritis.

None of CEL-SCI’s product candidates have been approved for sale, barter or exchange by the Food and Drug Administration (FDA) or any other regulatory agency for any use to treat disease in humans nor has the safety or efficacy of these products been established for any use. There can be no assurance that obtaining marketing approval from the FDA in the United States and by comparable agencies in most foreign countries will be granted.

MULTIKINE AND THE PHASE III CLINICAL TRIAL RESULTS

Immunotherapy is a large, high growth market. Immunotherapies use the patient’s own immune system to fight disease. These “targeted therapies” are at the forefront of modern cancer research. A recent Bloomberg report from January 2023 asserted that:

The global cancer immunotherapy market is expected to reach USD $196.45 billion by 2030, registering CAGR of 7.2% during the forecast period, according to a new report by Grand View Research, Inc. The rising adoption of the immunotherapy over other therapy options for cancer owing to its targeted action is anticipated to increase the adoption during the forecast period. Moreover, increasing regulatory approvals from authoritarian establishments for novel immunotherapy used for oncology is also expected to further fuel the market growth.

Source: https://www.bloomberg.com/press-releases/2023-01-18/cancer-immunotherapy-market-worth-196-45-billion-by-2030-grand-view-research-inc

CEL-SCI hopes to participate in this growing market with its lead investigational therapy Multikine® (Leukocyte Interleukin, Injection). Multikine has already been tested in about 750 human patients in multiple clinical trials, including a well-controlled, multicenter, global, 928 patient Phase III randomized controlled trial. Multikine is unique among approved cancer immunotherapies because it is given first, right after diagnosis and before surgery. CEL-SCI believes that the Phase III clinical trial demonstrated that Multikine caused tumors to reduce in size and/or caused the disease to “downstage” within just a few weeks of treatment before surgery. Importantly, patients with these reductions and/or downstages had their risk of death cut in half after five years of follow up. CEL-SCI is discussing with regulators in Europe, the U.K., the U.S., and Canada to prepare for seeking marketing authorization and approval for immediate patient access to Multikine without waiting for the results of a confirmatory trial.

In 2023, the Multikine target patient population is estimated to include about 145,000 patients per year worldwide, with more than two-thirds of those outside the United States. Global growth rates of eligible cases are expected to rise 30% by 2030.

(https://www.ncbi.nlm.nih.gov/pmc/articles/PMC10304137)

What is Multikine and who is it for? Multikine is a biological medicinal immunotherapy comprising a mixture of natural cytokines and small biological molecules. Multikine is injected around the tumor and adjacent lymph nodes for three weeks as a first-line treatment before the standard of care (SOC), which is surgery followed by either radiotherapy or chemoradiotherapy. Multikine’s rationale for use is to incite a locoregional immune response against the tumor before the local immune system has been compromised by the standard of care and/or disease progression.

The Multikine target population is treatment-naïve adult patients with resectable locally advanced primary squamous cell carcinoma of the head and neck (SCCHN) in the oral cavity or soft palate and who present with no nodal involvement (N0) and no extracapsular spread (ECS) as determined by PET-CT/MRI. In addition, eligible patients must also have low tumor programmed death-ligand 1 (PD-L1) expression (defined as tumor proportion score (TPS)<10)). PD-L1 is a protein receptor on the tumor surface that helps the tumor repel the immune system. CEL-SCI believes low PD-L1 patients would be more likely to respond to Multikine because their tumors have lower defenses against the patient’s immune system. CEL-SCI estimates that low PD-L1 patients represent about 70% of locally advanced primary SCCHN patients.

Multikine leads to longer survival with no safety issues. Clinical investigations of Multikine have demonstrated the following in the target population:

•	risk of death cut in half at five years versus the control;
•	28.6% absolute 5-year overall survival benefit versus control (p=0.0015);
•	0.349 hazard ratio vs control (95% CIs [0.18, 0.66], Wald p=0.0012);
•	>35% rate of pre-surgery reductions and/or downstages (p<0.01); and
•	low PD-L1 tumor expression (vs high PD-L1 where Keytruda and Opdivo work best).

There were no demonstrable safety signals or toxicities observed in about 750 Multikine-treated subjects across multiple clinical trials. Adverse event (AE) and serious adverse event (SAE) incidences were not significantly different among treatment and control groups. There were no Multikine-related deaths and only two discontinuations. Multikine-related AEs before surgery were local and resolved after surgery. Although the literature reports that some of Multikine’s components may be toxic when administered systemically (e.g., TNFα, IFN γ, IL-1β), these toxicities did not emerge with Multikine, even at doses many times higher than those administered in the Phase III trial, primarily due to Multikine’s delivery by local injection and dosage.

CEL-SCI published its data as abstracts and posters at the annual conferences for the 2022 American Society of Clinical Oncology (ASCO), 2022 and 2023 European Society for Medical Oncology (ESMO), and the 2023 European Head and Neck Society’s (EHNS’s) annual European Conference On Head And Neck Oncology (ECHNO) and the 2023 European Society for Therapeutic Radiology and Oncology (ESTRO). These publications can be accessed at http://www.cel-sci.com.

Multikine works by inducing pre-surgical responses. CEL-SCI observed statistically significant pre-surgical responses after Multikine treatment, and therefore CEL-SCI believes in the following:

➢	Multikine causes pre-surgical responses;
➢	Pre-surgical responses lead to longer life;
➢	Therefore, selecting more patients predicted to have a pre-surgical response should lead to much better survival in the target population.

A “pre-surgical response” is a significant change in disease before surgery. CEL-SCI saw two kinds of responses in the Phase III trial. First, there were “reductions” in the size of the tumor—a reduction of 30% or more qualified as a “pre-surgical reduction” or “PSR” for short. Second, there were disease “downstages,” (e.g., the disease improved from Stage IV to Stage III). CEL-SCI calls this a “pre-surgical downstaging” or “PSD” for short. CEL-SCI’s 2022 ESMO cancer conference presentation reported on PSR, and CEL-SCI’s new 2023 ESMO presentation reported on PSD.

Across the whole Phase III trial, PSRs were seen in 8.5% of Multikine patients compared to none in the control group. PSDs were seen in 22% of Multikine patients as compared to 13% in the control group. Because Multikine was the only therapy given to these patients before surgery, it is CEL-SCI’s strong belief that Multikine had to be the cause of the higher rates of PSR and PSD.

These data are presented visually below. The taller blue columns show PSR and PSD rates in all 529 Multikine-treated patients in the Phase III trial, and the gray columns show PSR and PSD rates for all 394 control patients. The p-values above the columns show comparisons between Multikine and the control groups. With Multikine, statistically speaking, CEL-SCI believes there is a better than a 95% chance that the increases in PSR/PSD in the Phase III study were caused by Multikine.

It was not enough for us to show that Multikine likely leads to PSRs and PSDs as compared to a control group, CEL-SCI also had to test if PSRs and PSDs lead to improved survival. CEL-SCI’s Phase III trial demonstrated that PSR patients were 72% likely to be alive after five years, whereas control patients were only about 49% likely to be alive after five years. Patients with PSD saw similar improvement in CEL-SCI’s Phase III trial.  Their five-year chance of survival was approximately 68%. Therefore, CEL-SCI’s Phase III trial demonstrated statistically that those patients who had PSR or PSD resulting from Multikine lived longer than those who were not treated with Multikine. It is important to note that these results are from the entire Phase III study population, not from a subgroup. The p-values of less than 0.005 means there was at least a 99.5% chance that these results are due to Multikine rather than random chance. The likelihood of living at least five years is shown in the graphic below for patients with PSR (blue), patients with PSD (orange) and patients who did not receive Multikine (gray).

CEL-SCI’s target population can be readily selected by doctors upon diagnoses using standard tests.  Having shown a potential causal link supported by strong statistics between Multikine and survival benefit, CEL-SCI believes that Multikine should be approved quickly. But recall that the Phase III study’s primary endpoint of 10% survival benefit was not met. How then can we say that Multikine actually benefits patients? The answer is that while Multikine has shown that it can help patients with PSR/PSD, there were not enough PSR/PSD in the Phase III study population to yield a 10% survival benefit for the whole population. In other words, the benefits from PSR/PSD were too diluted when averaged with the other patients in the study.

None of this changes the fact that CEL-SCI observed statistical significance when analyzing Multikine’s ability to cause PSR/PSD and that these PSR/PSD statistically appear to lead to a higher chance of living five years or longer—CEL-SCI simply had to define a target population who would have a larger number of PSR/PSD. To do so, CEL-SCI analyzed Multikine’s biological mechanism of action, talked to regulators and physicians who knew best, and were guided by the Phase III data, including patient-specific data down at the cellular level. All this of course took time, but CEL-SCI believes it has succeeded and is ready to move forward.

One of the first things we reported from the Phase III study was that Multikine was shown to work best in patients who were deemed “low risk” after surgery, about 40% of the study population. These patients saw a significant 14.1% absolute 5‑year survival benefit vs the control group. It made sense biologically that these patients would benefit most from Multikine, because they tended to have immune systems that were not yet compromised by the disease. “High risk” patients, by contrast, typically had lymph nodes invaded by the tumor, and needed chemotherapy after surgery. Because their lymph nodes were compromised, this made it harder for their immune systems to work, and they needed surgery as soon as possible without waiting an extra three weeks to receive Multikine. CEL-SCI initially developed criteria for selecting “low-risk” patients at diagnosis—i.e., those having no lymph nodes invaded by the tumor (N0) or only one lymph node invaded by the tumor (N1) as well as no extracapsular spread as determined by PET scan. CEL-SCI published these criteria at the ASCO conference in 2022. However, after discussions with regulators and physicians, CEL-SCI saw that outcomes could be improved if the N1 patients were excluded, and only the N0 patients were included in the target population.

CEL-SCI also saw from the Phase III data that Multikine was more effective for patients with low PD-L1 tumor expression than for patients with high PD-L1 expression. This analysis was pre-specified in the statistical analysis plan. Targeting low PD-L1 differentiates Multikine from other immunotherapies. For example, checkpoint inhibitors like Keytruda and Opdivo appear to best serve patients having high PD-L1, because these drugs work by blocking PD-L1 receptors. While none of these drugs are currently approved as a first-line treatment before surgery, even if such approvals were to come in the future, the large majority of patients in this group having low PD-L1 would still be expected to need Multikine.

CEL-SCI’s target population is now directed to patients who present at diagnosis with N0 nodal involvement and no extracapsular spread and also with low PD-L1 tumor expression (defined as tumor proportions score (TPS) < 10). These patients can be readily identified upon diagnosis with tests that physicians routinely use in cancer screening, a crucial achievement towards Multikine becoming available for use. For instance, a PET scan should be used to determine the N0 nodal status and no extracapsular spread, and a screening biopsy should be used to determine the low PD-L1 expression. Doctors already routinely screen head and neck cancer patients using PET scans and biopsy. Therefore, doctors can screen for Multikine patients without new tests or new costs.

Multikine cut the 5-year risk of death in half in the target population. CEL-SCI’s results show that Multikine can cut the risk of death in half at five years versus the control group in the finalized target population. Survival increased from 45% in the control group to 73% in the Multikine group at five years. This means the risk of death fell to 27% in the Multikine group from 55% in the control, shown below.

Risk of Death Fell To 27% From 55% In The Target Population at Five Years

Another way to see the survival benefit of Multikine in the target population is the Kaplan-Meier curve from our ESMO ’23 poster, shown below. On the vertical axis is the probability of survival and the horizontal axis is time in months. The blue Multikine line is far above the green control line, meaning the chance of survival is much higher in the Multikine group at every point in time compared to the control. These results had a low p-value of 0.0015, which is very significant as a statistical matter.

CEL-SCI’s physician consultants tell it that the early separation of these two survival curves (e.g., at 12 months) adds validation to the potential positive effects of Multikine.

Another measure of survival benefit is called the “hazard ratio,” which compares the chances of dying between two different groups. Here, in the Multikine target population, the hazard ratio was 0.35, which means that deaths occurred in the Multikine group about one-third as frequently as in the control group. It is also important to note that the hazard ratio’s 95% confidence interval remained far below 1.0. In the case of Multikine, statistically speaking, there is a 95% chance that the hazard ratio would fall between 0.18 and 0.66 if Multikine were tested in the target population in another study. A hazard ratio of 0.66 as the “so called worst case scenario” is still below (better) than the hazard ratio required for most drug approvals.

These positive survival outcomes—increased overall survival, reduced risk of death, widely separated Kaplan-Meier curves with early separation, low hazard ratio, low p-values, low confidence intervals—CEL-SCI believes were driven by high PSR/PSD rates in the target population, as shown in the graphic below:

CEL-SCI relies on all of these data together to support its plan to request accelerated/conditional approval in the new target population without waiting until the completion of another clinical trial.

CEL-SCI’s regulatory strategy going forward is to seek immediate approval of Multikine wherever possible. CEL-SCI intends to seek approval for Multikine based on the data generated to date, using a conditional approval pathway with a follow-on confirmatory study since the survival benefit is high and statistics are strong. This view is based on advice from regulators and consultants, and CEL-SCI believes that the accelerated/conditional approval regulatory pathways are specifically designed for our situation.

When the Phase III trial was designed, there was no evidentiary basis for excluding either of the low-risk or high-risk patient groups before surgery. Therefore, the study had to include a large percentage of high-risk patients with immune systems already compromised by disease. These subjects generally did not respond to Multikine. CEL-SCI has narrowed its target population as compared to the overall Phase III study population to focus on patients most likely to have PSR/PSD and to exclude the rest.

CEL-SCI acknowledges that efficacy in the target population has not been tested prospectively, but CEL-SCI believes that the data generated to date already presents a compelling patient need in the target population that justifies immediate access to Multikine. This is why the conditional approval pathways were created in the first place. CEL-SCI intends to base its request for regulatory approval, in part, on our view that patients should not have to wait many more years before gaining access to the benefits of Multikine PSRs/PSDs and increased survival, particularly given Multikine’s safety profile and data that mechanistically and empirically supports the target population definition.

The benefit-risk balance favoring immediate patient access to Multikine is described below:

An “unmet need” is a factor for approval considered by all major regulatory bodies worldwide. In the Multikine target population, there is also a tremendous unmet need for improved survival. The current standard of care provides only about a 50/50 chance of surviving five years, whereas Multikine could increase that survival rate to over 70% based on the Phase III data. Chemotherapy has improved outcomes for some head and neck patients, but chemotherapy is only indicated for high-risk patients, who are not likely to fall within the Multikine target population. Currently available immunotherapies are given after surgery or where surgery is not indicated, in contrast to Multikine, which is given before surgery to patients with resectable tumors. Available checkpoint inhibitors work best on tumors with high PD-L1 expression, whereas Multikine works best in tumors with low PD-L1 expression. Therefore, Multikine’s target population is underserved, and will continue to be underserved, by current therapies, but Multikine can meet the need for improved survival.

The major regulatory bodies with whom we are working, U.S. FDA, Health Canada, European Medicine Agency (EMA) and the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom (UK) all have conditional approval pathways designed for situations where the target population has not been fully tested prospectively and there is strong data supporting clinical benefit for patients. The reason is that regulators understand that in many cases patients should not have to wait for additional data before being offered the chance to benefit from a new drug. Every situation is different and depends on the specific facts.

CEL-SCI had meetings with the FDA and Health Canada earlier in 2023, but they have not yet seen the new data presented for the first time on October 22, 2023 at the ESMO conference, and CEL-SCI plans to provide it to them in Q1 2024. In Canada, CEL-SCI plans to ask for conditional approval under their Notice of Compliance with Conditions (NOC/C) pathway, as they had suggested in April 2023. This permits approval of drugs based on safety and “promising” efficacy data while a post-market confirmatory study is ongoing. The approval can be given before the post-market study. In the U.S., the FDA has an accelerated approval pathway that is similar, but a new law in December 2022 requires enrollment in the confirmatory study to be underway before approval will be given in the U.S. Therefore, CEL-SCI plans to start this confirmatory trial as soon as possible in the new year and will then seek accelerated approval using data from that study as well.

CEL-SCI’s first priority, however, is seeking approval in Europe and the UK, where CEL-SCI has submitted its final target population data.  These are more than twice as many patients in the target population overseas than in North America. In Europe and the UK, CEL-SCI has submitted requests for Scientific Advice and are hopeful for meetings in H1 2024. Once a meeting date has been set, CEL-SCI will be able to discuss the data and gain advice on the path forward. It is possible that CEL-SCI may be advised at that time to proceed with formal application papers.

CORPORATE HISTORY

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

MORE ABOUT MULTIKINE

            CEL-SCI’s lead investigational therapy, Multikine, is being developed as a potential therapeutic agent directed at using the immune system to produce an anti-tumor immune response. Data from CEL-SCI’s clinical trials suggest that Multikine may help the immune system “see” the tumor and then attack it, enabling the body’s own anti-tumor immune response to fight the tumor. Multikine is the trademark that CEL-SCI has registered for this investigational therapy, and this proprietary name is subject to review by the FDA, in connection with CEL-SCI’s future anticipated regulatory submission for approval in the United States.  Multikine has not been licensed or approved for sale, barter or exchange by the FDA or any other regulatory agency, and neither its safety nor its efficacy have been established.

            Multikine is an immunotherapy product candidate comprised of a patented defined mixture of 14 human natural cytokines.  If commercial approval is obtained, CEL-SCI intends to manufacture Multikine in a proprietary manner in CEL-SCI’s manufacturing facility near Baltimore, Maryland, USA. CEL-SCI spent many years and more than $200 million developing and validating the manufacturing process for Multikine. The pro-inflammatory cytokine mixture includes interleukins, interferons, chemokines and colony-stimulating factors, which contain elements of the body’s natural mix of defenses against cancer.

            Multikine is designed to be used in a different way than cancer immunotherapy is generally being used.  Generally, cancer immunotherapy is given to patients who have already failed other treatments such as surgery, radiation and/or chemotherapy and most of the time it is administered systemically.  Multikine on the other hand is administered locally to treat tumors and their microenvironment before any other therapy has been administered because it is believed that this is the time when the immune system would be strongest and most amenable to activation against the tumor.  For example, in the Phase III clinical trial, Multikine was injected locally around the tumor and near the adjacent draining lymph nodes for three weeks, five days a week as a first treatment before surgery, radiation and/or chemotherapy. The goal is to help the intact immune system recognize and kill the tumor micro metastases that usually cause recurrence of the cancer.  In short, CEL-SCI believes that the local administration of Multikine before weakening of the immune system by surgery and radiation will result in better anti-tumor response than if Multikine were administered after surgery and radiation. In clinical studies of Multikine, administration of the investigational therapy to head and neck cancer patients has demonstrated the potential for lesser or no appreciable toxicity.

Source: Adapted from Timar et al., Journal of Clinical Oncology 23(15) May 20, 2005

The first indication CEL-SCI is pursuing for its investigational drug product candidate Multikine is an indication for the neoadjuvant therapy in patients with squamous cell carcinoma of the head and neck, or SCCHN (hereafter also referred to as advanced primary head and neck cancer).

In October 2023, CEL-SCI presented a poster at the European Society for Medical Oncology (EMSO) annual Congress that reported three major new advancements supporting Multikine’s approvability:

•

First, Multikine is most effective in patients having tumors with low PD-L1 expression, consisting of about 70% of the study population. (It should be noted that immune checkpoint inhibitors like Keytruda and Opdivo appear to work best in patients with tumors having high PD-L1 expression).

•	Second, the Multikine target population can now be readily identified upon diagnosis, prior to surgery, using tests that physicians routinely use in cancer screenings.
•	Third, Multikine patients in the target population saw a significant increase in 5-year overall survival, from 45% for control patients who did not receive Multikine to 73% for Multikine-treated patients.
Link to poster: https://cel-sci.com/wp-content/uploads/2023/10/ESMO-2023-Poster_893P_FINAL.pdf

Previously, CEL-SCI published two abstracts and presented a poster related to its pivotal Phase III Multikine head and neck cancer clinical trial at the American Society of Clinical Oncology (ASCO) in June 2022. The abstract titles and corresponding links are as follows:

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

Since CEL-SCI launched its Phase III clinical trial for Multikine, CEL-SCI has incurred expenses of approximately $64.4 million as of September 30, 2023 on direct costs for the Phase III clinical trial. CEL-SCI estimates it will incur additional expenses of approximately $0.7 million for the remainder of the Phase III clinical trial and the filing of the application for marketing approval to the regulators.  It should be noted that this estimate is based only on the information currently available from the CROs responsible for managing the Phase III clinical trial and does not include other related costs, e.g., preparations for the potential commercial manufacture of the drug.

Ultimately, the decision as to whether CEL-SCI’s drug product candidate is safe and effective can only be made by the FDA and/or by other regulatory authorities based upon an assessment of all of the data from an entire drug development program submitted as part of an application for marketing approval. As detailed in the Risk Factors section of this report, the completed Phase III clinical study for CEL-SCI’s investigational drug may not be able to be used as the pivotal study supporting a marketing application in the United States, and therefore a confirmatory study would need to be conducted to support a marketing application in the United States.

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

In consideration for the rights granted by CEL-SCI to PLIVA under the joinder agreement, CEL-SCI will be paid by PLIVA (in U.S. dollars):

•	· $100,000 upon EMA grant of Marketing Authorization for Multikine;

•	· $50,000 upon Croatia’s grant of reimbursement status for Multikine in Croatia; and

•	· $50,000 upon Serbia’s grant of reimbursement status for Multikine in Serbia.

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

ABOUT LEAPS

CEL-SCI’s patented T-cell Modulation Process, referred to as LEAPS (Ligand Epitope Antigen Presentation System), uses “heteroconjugates” to direct the body to choose a specific immune response. LEAPS is designed to stimulate the human immune system to more effectively fight bacterial, viral and parasitic infections as well as autoimmune conditions, allergies, transplantation rejection and cancer, when it cannot do so on its own. LEAPS combines T-cell binding ligand peptides with small, disease associated, peptide antigens and may provide a new method to treat and prevent certain diseases.

The ability to generate a specific immune response is important because many diseases are often not combated effectively due to the body’s selection of the “inappropriate” immune response. The capability to specifically reprogram an immune response may offer a more effective approach than existing vaccines and drugs in attacking an underlying disease.

LEAPS Candidates:  CEL-2000, CEL-4000 and DerG-PG275(Cit) (aka, CEL-5000)

On September 19, 2017, CEL-SCI announced that it had been awarded a Phase 2 Small Business Innovation Research (SBIR) grant in the amount of $1.5 million from the National Institute of Arthritis and Musculoskeletal and Skin Diseases (NIAMS), which is part of the U.S. National Institutes of Health (NIH).  This grant provided funding to allow CEL-SCI to advance its first LEAPS product candidate, CEL-4000, towards an Investigational New Drug (IND) application for a Phase 1 safety study, by funding IND enabling studies and additional mechanism of action studies, among other preclinical development activities.  Work on CEL-4000 was conducted at CEL-SCI’s research laboratory and Rush University Medical Center in Chicago, Illinois in the laboratories of Tibor Glant, MD, Ph.D., Jorge O. Galante Professor of Orthopedic Surgery and Katalin Mikecz, MD, Ph.D. Professor of Orthopedic Surgery & Biochemistry.  The SBIR grant was awarded based on published data described below by Dr. Glant's team in collaboration with CEL-SCI showing that the administration of a proprietary peptide using CEL-SCI's LEAPS technology prevented the development, and lessened the severity, including inflammation, of experimental proteoglycan induced arthritis (PGIA or GIA) when it was administered after the disease was induced in animals.  This grant has been fully expended.

As part of the follow-up to the grant funded work, CEL-SCI published a review comparing CEL-4000 and the new LEAPS peptide CEL-5000 to both the Janus kinase (JAK) inhibitors and disease modifying anti-rheumatic drugs (DMARDs) in use for RA and autoimmune arthritis.  The article reviewed the mechanism of action and targets with pictorial graphics in the journal Biomedicines and can be found online at https://www.ncbi.nlm.nih.gov/pmc/articles/PMC8772713/.

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

In July 2019, one of CEL-SCI’s collaborators from Rush, Dr. Adrienn Markovics presented new LEAPS data at i-Chem2019, International Conference on Immunity and Immunochemistry.  Data presented was for a new second RA conjugate discovered which acts alone and can complement the existing CEL-4000 RA vaccine in an animal model of RA.  The combination of the two RA conjugates provided not only broader epitope coverage, but also a greater therapeutic effect than either conjugate alone.  The LEAPS work was performed in conjunction with researchers at CEL-SCI on CEL-4000 and the newly discovered LEAPS conjugate, CEL-5000.  Both conjugates were evaluated alone and in combination in the model of proteoglycan [PG] induced arthritis (PGIA) called recombinant PG G1 domain-induced arthritis (GIA), an autoimmune mouse model of RA.

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

On June 30, 2023, CEL-SCI filed a new patent application for Multikine based on novel findings from the Phase III study.  This new application covers the use of Multikine for certain cancers, such as oral cavity and soft-palate tumors, that do not respond well to the use of checkpoint inhibitors in treatment.  Multikine is protected by a U.S. patent, which is a composition-of-matter patent issued in May 2005 that, in its current format, expires in 2023.  Additional composition-of-matter patents for Multikine have been issued in Japan (issued in November 2012 and currently set to expire in 2025) and three in Europe (issued in September 2015, May 2016 and October 2017, currently set to expire in 2025 and 2026).  The most recent patent issued in October 2017, patent # EP 1 879 618 B1, titled “A Method for Modulating HLA Class II Tumor Cell Surface Expression With A Cytokine Mixture,” addresses Multikine’s mechanism of action to make tumors more visible to the immune system.  This new patent is important because, along with the other Multikine issued patents, it addresses how Multikine enables the immune system to recognize and attack the tumor. One way tumor cells evade the immune system is by expressing human leukocyte antigens (HLA) on the tumor cell surface, thus appearing as ‘self’ to the immune cells and therefore the tumor cells are not attacked.  It is important to note that the tumors of the Multikine-treated best responders in CEL-SCI’s prior Phase II studies had no HLA Class II expressed on the cell surface following Multikine treatment as compared to controls. This points to Multikine’s ability to modulate HLA expression on the tumor cell surface, thereby allowing the immune system to recognize and attack the tumor.

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

As of December 8, 2023, there were no contested proceedings and/or third party claims with respect to CEL-SCI’s patents or patent applications.

MANUFACTURING FACILITY

Before starting the Phase III clinical trial, for reasons related to regulatory considerations, CEL-SCI built a dedicated manufacturing facility to produce its investigational biological product candidate Multikine. This facility produced multiple clinical lots for the Phase III clinical trial and has also passed quality systems review by a European Union Qualified Person on several occasions. CEL-SCI expanded the manufacturing facility so CEL-SCI will be able to meet the expected demand for Multikine, if approval to sell the drug is granted. This expansion was completed at the end of 2021, allowing CEL-SCI employees to return to work inside the manufacturing facility. In October 2023, CEL-SCI announced that the commissioning of the manufacturing facility was substantially complete, a significant milestone toward a planned Biologics License Application (BLA) with several regulatory agencies for approval of Multikine in the treatment of head and neck cancer.

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

•	Phase I — The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans and the side effects associated with increasing doses.

•	Phase II — The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase II clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase III clinical trials.

•	Phase III — The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

•	Phase IV — In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. The FDA may also make these so-called Phase IV or post-marketing studies a condition to approval of the BLA.

Phase I, Phase II and Phase III testing may not be completed successfully within a specified period, if at all, and there can be no assurance that the data collected will support FDA approval or licensure of the product. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

If a product receives regulatory approval, such approval is limited to the conditions of use (e.g., patient population, indication) described in the application. Further, depending on the specific risk(s) to be addressed, the FDA may require that contraindications, warnings or precautions be included in the product labeling, require that post-approval trials, including Phase IV clinical trials, be conducted to further assess a product’s safety after approval, require testing and surveillance programs to monitor the product after commercialization, or impose other conditions, including distribution and use restrictions or other risk management mechanisms under a Risk Evaluation and Mitigation Strategy, or REMS, plan if it determines that a REMS is necessary to ensure that the benefits of the product outweigh its risks and to assure the safe use of the biological product, which can materially affect the potential market and profitability of the product. The REMS plan could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing regulatory standards is not maintained or if problems occur after the product reaches the marketplace. The FDA may prevent or limit further marketing of a product based on the results of post- marketing trials or surveillance programs. After approval, some types of changes to the approved product, such as adding new indications, manufacturing changes and additional labeling claims, are subject to further testing requirements and FDA review and approval.

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

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market a drug for the same indication for a period of 7 years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity. Orphan drug exclusivity also could block the approval of one of CEL-SCI’s products for seven years if a competitor obtains approval of a product before CEL-SCI does, for the same indication CEL-SCI is seeking, or if CEL-SCI’s product candidate is determined to be contained within the scope of the competitor’s product for the same indication or disease. If one of CEL-SCI’s products designated as an orphan drug receives marketing approval for an indication broader than that which is designated, it may not be entitled to orphan drug exclusivity. Orphan drug status in the European Union has similar, but not identical, requirements and benefits.

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

CEL-SCI depends heavily on the success of Multikine, for which Phase III results have been announced, while its other candidates are still in preclinical phases. CEL-SCI’s product candidates must undergo rigorous preclinical and clinical testing and regulatory approvals, which could be costly and time-consuming and subject CEL-SCI to unanticipated delays or prevent CEL-SCI from marketing any products. If CEL-SCI is unable to advance its product candidates in clinical development, obtain regulatory approval and ultimately commercialize its product candidates, or experience significant delays in doing so, CEL-SCI’s business will be materially harmed.

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

Risks Related to CEL-SCI

CEL-SCI has incurred significant losses since its inception and anticipates that it will continue to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

CEL-SCI has a history of net losses, expects to incur substantial losses and have negative operating cash flow for the foreseeable future, and may never achieve or maintain profitability. Since the date of its formation and through September 30, 2023, CEL-SCI incurred net losses of approximately $487 million. CEL-SCI has relied principally upon the proceeds from the public and private sales of its securities to finance its activities to date. To date, CEL-SCI has not commercialized any products or generated any revenue from the sale of products, and CEL-SCI does not expect to generate any product revenue for the foreseeable future. CEL-SCI does not know whether or when it will generate product revenue or become profitable.

CEL-SCI is heavily dependent on the success of Multikine for which Phase III data has been announced and presented at ASCO 2022, ESMO 2022 ECHNO 2023, ESTRO 2023 AND ESMO 2023. CEL-SCI cannot be certain that Multikine will receive regulatory approval or be successfully commercialized even if CEL-SCI receives regulatory approval. Multikine is the only product candidate in late-stage clinical development and CEL-SCI’s business currently depends heavily on its successful development, regulatory approval and commercialization. CEL-SCI has no drug products for sale currently and may never be able to develop approved and marketable drug products.

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

As of September 30, 2023, CEL-SCI had cash and cash equivalents of approximately $4.1 million. CEL-SCI believes that it will continue to expend substantial resources for the foreseeable future developing Multikine, LEAPS and any other product candidates or technologies that it may develop or acquire. These expenditures will include costs associated with research and development, obtaining regulatory approvals and having the products manufactured, as well as marketing and selling products approved for sale, if any. In addition, other unanticipated costs may arise. CEL-SCI cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of the product candidates.

CEL-SCI’s future capital requirements depend on many factors, including:

•	the cost of completing Phase III clinical development of Multikine for the treatment of certain head and neck cancers;

•	the cost of a Phase IV confirmatory study;

•	the results of the applications to and meetings with the FDA, the EMA and other regulatory authorities and the consequential effect on operating costs;

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

CEL-SCI’s LEAPS technology may not result in a viable drug candidate

Using CEL-SCI’s LEAPS technology, CEL-SCI is developing a LEAPS immunotherapy for the potential treatment of Rheumatoid Arthritis. However, the development of this technology is in a preliminary stage and CEL-SCI is currently focused on getting Multikine approved for sale. There can be no assurance that the LEAPS technology will be successful in treating any disease. CEL-SCI’s primary focus at present is seeking the approval of Multikine for the treatment of head and neck cancer.

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

Although CEL-SCI has product liability insurance for Multikine in the amount of $10 million, the successful prosecution of a product liability case against CEL-SCI could have a materially adverse effect upon its business if the amount of any judgment exceeds the insurance coverage. Any claim that may be brought against CEL-SCI could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by CEL-SCI’s insurance or that is in excess of the limits of the insurance coverage. CEL-SCI’s insurance policies also have various exclusions, and CEL-SCI may be subject to a claim for which CEL-SCI has no coverage. CEL-SCI may have to pay any amounts awarded by a court or negotiated in a settlement that exceed the coverage limitations or that are not covered by its insurance, and CEL-SCI may not have, or be able to obtain, sufficient capital to pay such amounts. CEL-SCI completed enrollment in the Phase III clinical trial for Multikine in September 2016. Although no claims have been brought to date, participants in the clinical trials could bring civil actions against CEL-SCI for any unanticipated harmful effects allegedly arising from the use of Multikine or any other product candidate that CEL-SCI may attempt to develop.

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

Risks Related to Clinical Development, Government Approvals and the Marketing of Biopharmaceutical Products

CEL-SCI depends heavily on the success of Multikine, for which Phase III data has been presented, while its other candidates are still in preclinical phases. CEL-SCI’s product candidates must undergo rigorous preclinical and clinical testing and regulatory approvals, which could be costly and time-consuming and subject CEL-SCI to unanticipated delays or prevent CEL-SCI from marketing any products. If CEL-SCI is unable to advance its product candidates in clinical development, obtain regulatory approval and ultimately commercialize its product candidates, or experiences significant delays in doing so, CEL-SCI’s business will be materially harmed.

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

The development and testing of product candidates and the process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, local and foreign statutes and regulations require the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval, may subject an applicant to administrative or judicial sanctions. FDA sanctions could include, among other actions, refusal to approve pending applications, withdrawal of an approval, a clinical hold, termination of the Phase III study, warning letters, product recalls or withdrawals from the market, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, and payment of civil or criminal penalties. Any agency or judicial enforcement action could have a material adverse effect on CEL-SCI.

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

CEL-SCI has only limited experience in filing and pursuing applications necessary to gain regulatory approvals. The lack of experience may impede its ability to obtain timely approvals from regulatory agencies, if at all. CEL-SCI will not be able to commercialize Multikine and other product candidates until CEL-SCI has obtained regulatory approval. In addition, regulatory authorities may also limit the types of patients to which CEL-SCI or its third-party partners may market Multikine (if approved) or the other product candidates. Any failure to obtain or any delay in obtaining required regulatory approvals may adversely affect CEL-SCI’s or its third-party partners’ ability to successfully market the product candidates even if they are approved.

Even if CEL-SCI obtains regulatory approval for its investigational products, CEL-SCI will be subject to stringent, ongoing government regulation.

If CEL-SCI’s investigational products receive regulatory approval, either in the United States or internationally, those products will be subject to limitations on the approved indicated uses for which the product may be marketed or to the conditions of approval and may contain requirements for potentially costly post-marketing testing, including Phase IV clinical trials, and surveillance of the safety and efficacy of the investigational products. CEL-SCI will continue to be subject to extensive regulatory requirements. These regulations are wide-ranging and govern, among other things:

•	product design, development and manufacture;

•	product application and use

•	adverse drug experience monitoring and reporting;

•	product advertising and promotion;

•	product manufacturing, including compliance with good manufacturing practices

•	record keeping requirements;

•	registration and listing of products with the FDA, EMA and other state and national agencies;

•	product storage and shipping;

•	drug sampling and distribution requirements;

•	electronic record and signature requirements; and

•	labeling changes or modifications.

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

CEL-SCI does not have the ability to independently conduct large clinical trials. CEL-SCI has relied upon and plans to continue to rely upon third-party CROs to prepare for, conduct, monitor and manage data for its ongoing preclinical and clinical programs, including the global Phase III trial for Multikine. CEL-SCI relies on these parties for all aspects of the execution of its clinical trials and although CEL-SCI diligently oversees and carefully manages the CROs, CEL-SCI directly controls only certain aspects of their activities and relies upon them to provide timely, complete, and accurate reports on the conduct of the studies. Although such third parties provide support and represent CEL-SCI for regulatory purposes in the context of the clinical trials, ultimately CEL-SCI is responsible for ensuring that each of the studies is conducted in accordance with the applicable protocol, legal, regulatory, and scientific standards, and the reliance on the CROs does not relieve CEL-SCI of its regulatory responsibilities. CEL-SCI and the CROs acting on CEL-SCI’s behalf, as well as principal investigators and trial sites, are required to comply with Good Clinical Practice, or GCP, and other applicable requirements, which are implemented through regulations and guidelines enforced by the FDA, the Competent Authorities of the Member States of the European Economic Area, or EEA, and comparable foreign regulatory authorities for all of the products in clinical development. Regulatory authorities enforce these GCPs through periodic inspections of trial sponsors, principal investigators, and trial sites. If CEL-SCI or any of the CROs fail to comply with applicable GCPs or other applicable regulations, the clinical data generated in the clinical trials may be determined to be unreliable and CEL-SCI may therefore need to enroll additional subjects in the clinical trials, or the FDA, EMA or comparable foreign regulatory authorities may require CEL-SCI to perform an additional clinical trial or trials before approving the marketing applications. Moreover, if CEL-SCI or any of the CROs, principal investigators, or trial sites, fail to comply with applicable regulatory and GCP requirements, CEL-SCI, the CROs, principal investigators, or trial sites may be subject to enforcement actions, such as fines, warning letters, untitled letters, clinical holds, civil or criminal penalties, and/or injunctions. CEL-SCI cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of the clinical trials comply with cGCP regulations. In addition, the clinical trials must be conducted with product produced under cGMP regulations. The failure to comply with these regulations may require CEL-SCI to delay or repeat clinical trials, which would delay the regulatory approval process.

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

Even though CEL-SCI has received orphan drug designation for Multikine for the treatment of squamous cell carcinoma of the head and neck, CEL-SCI may not be the first to obtain marketing approval of a product for the orphan-designated indication due to the uncertainties associated with developing pharmaceutical products. CEL-SCI believes this to be unlikely since it does not know of any other company with a similar technology in Phase III studies. In addition, exclusive marketing rights in the United States may be limited if CEL-SCI seeks approval for an indication broader than the orphan-designated indication, or may be lost if the FDA later determines that the request for designation was materially defective or if CEL-SCI is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition. Further, even if CEL-SCI obtains orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product candidate from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan product is approved, the FDA can subsequently approve another drug with the same active moiety for the same condition if the FDA concludes that the later drug is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug nor gives the drug any advantage in the regulatory review or approval process.

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

The development and commercialization of new drug and biological products is highly competitive. CEL-SCI expects to face competition with respect to any product candidates that CEL-SCI may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

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

Further, in order to release product and demonstrate stability of product candidates for future commercial use, CEL-SCI’s analytical methods must be validated in accordance with regulatory guidelines. CEL-SCI may not be able to successfully validate or maintain validation of its analytical methods during scale-up or demonstrate adequate purity, stability or comparability of its biological product candidates in a timely or cost-effective manner, or at all. Even if CEL-SCI believes its manufacturing processes meet all of the regulatory manufacturing requirements, the FDA will review those processes and the manufacturing facility as part of the review of the future BLA for Multikine when submitted. If CEL-SCI is unable to successfully scale up the manufacture of Multikine in sufficient quality and quantity, or if CEL-SCI encounters validation issues, the development, testing, and clinical trials of future product candidates, may be delayed or be infeasible, and regulatory approval or commercial launch of any resulting product, including Multikine, may be delayed or may not be successfully achieved.

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

Although CEL-SCI does not currently have any products on the market, if CEL-SCI begins commercializing its product candidates, CEL-SCI will be subject to additional healthcare statutory and regulatory requirements and oversight by federal and state governments as well as foreign governments in the jurisdictions in which CEL-SCI conducts its business. Healthcare providers, physicians and third-party payors in the United States and elsewhere will play a primary role in the recommendation and prescription of any drug candidates for which CEL-SCI obtains marketing approval. The current and future arrangements with healthcare professionals, principal investigators, consultants, potential customers and third-party payors may expose CEL-SCI to broadly applicable healthcare laws, including, without limitation:

•	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation. In addition, the Affordable Care Act provides that the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act;

•	federal civil and criminal false claims laws, including the federal False Claims Act, which impose criminal and civil penalties, including civil whistleblower actions, against individuals or entities for, among other things, knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

•	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or obtain, by means of false or fraudulent pretenses, representations or promises, any of the money or property owned by, or under the custody or control of, any healthcare benefit program, regardless of the payor (e.g., public or private), knowingly and willfully embezzling or stealing from a health care benefit program, willfully obstructing a criminal investigation of a healthcare offense and knowingly and willfully falsifying, concealing or covering up by any trick or device a material fact or making any materially false statements in connection with the delivery of, or payment for, healthcare benefits, items or services relating to healthcare matters;

•	HIPAA, which also imposes obligations on covered entities, including healthcare providers, health plans, and healthcare clearinghouses, as well as their respective business associates that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

•	the U.S. federal physicians payment transparency requirements, sometimes called the “Sunshine Act” and its implementing regulations, which requires certain manufacturers of drugs, devices, biologicals and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Centers for Medicare & Medicaid Services, or CMS, information related to physician payments and “other transfers of value” to physicians and teaching hospitals and, for transfers of value to other healthcare providers, as well as the ownership and investment interests held by physicians and their immediate family members;

•	analogous state and foreign laws, such as state anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government which otherwise restrict payments that may be made to healthcare providers; state and foreign laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts;

•	the U.S. federal laws that require pharmaceutical manufacturers to report certain calculated product prices to the government or provide certain discounts or rebates to government authorities or private entities, often as a condition of reimbursement under federal healthcare programs; and

•	state and foreign laws that govern the privacy and security of health information in certain circumstances, including state security breach notification laws, state health information privacy laws and federal and state consumer protection laws, many of which differ from each other in significant ways and often are not preempted by HIPAA, thus complicating compliance efforts.

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

As of September 30, 2023, there were outstanding warrants which allow the holders to purchase 1,092,470 shares of common stock, with a weighted average exercise price of $3.16 per share, and outstanding options which allow the holders to purchase up to 14,757,558 shares of common stock, with a weighted average exercise price of $7.78 per share. The exercise of these outstanding warrants and options will cause dilution to holders of our common stock.

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

As described in Item 9A of this Annual Report, management noted material weaknesses in its internal control over financial reporting as of September 30, 2023.  CEL-SCI’s management concluded that material weaknesses existed relating to the logical access to information technology systems that support CEL-SCI’s financial reporting process and the operating effectiveness of certain management review controls. Although these control weaknesses did not result in any material misstatement of CEL-SCI’s financial statements for the periods presented, they could lead to a material misstatement of account balances or disclosures.  As a result, CEL-SCI’s management concluded that its internal control over financial reporting was not effective as of September 30, 2023.

In order to remediate these material weaknesses, CEL-SCI will change certain control activities over financial reporting to include, but not limited to, the following: (i) evaluating and implementing enhanced process controls around access to information technology systems and (ii) enhancing the operating effectiveness of management’s review controls.

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

  Cybersecurity breaches could affect CEL-SCI’s operations.

Security breaches and other disruptions in our information technology systems could limit CEL-SCI’s capacity to effectively monitor and control its operations, compromise its suppliers’ confidential information or otherwise adversely affect its operating results or business reputation. Any failure to effectively prevent, detect and/or recover from any such security breaches could result in legal claims or regulatory penalties under laws protecting the privacy of personal information, disrupt operations, and damage our reputation, which could adversely affect our business.

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

In August 2007, CEL-SCI leased a building near Baltimore, Maryland (the San Tomas lease). The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI’s specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI’s Phase III clinical trial and sales of the drug, if approved by the FDA. The lease expires on October 31, 2028 and required annual base rent payments of approximately $2.6 million during the twelve months ended September 30, 2023. The annual base rent escalates each year at 3% beginning on November 1st. CEL-SCI is also required to pay all real estate and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities, which were approximately $76,000 per month as of September 30, 2023. The lease allows CEL-SCI, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease.

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

ITEM 5. MARKET FOR CEL-SCI'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

As of September 30, 2023, there were approximately 500 record holders of CEL-SCI’s common stock. CEL-SCI’s common stock is traded on the NYSE American under the symbol “CVM”.

Shown below are the range of high and low quotations for CEL-SCI’s common stock for the periods indicated as reported by the NYSE American.

Quarter Ending	High	Low
12/31/2021	$12.82	$7.06
3/31/2022	$7.73	$3.80
6/30/2022	$6.14	$2.49
9/30/2022	$5.42	$3.09

12/31/2022	$3.68	$1.88
3/31/2023	$3.33	$2.15
6/30/2023	$2.94	$1.86
9/30/2023	$2.99	$1.08

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

Results of Operations

The Company incurred a net operating loss of approximately $31.5 million for the twelve months ended September 30, 2023. This net operating loss consists of significant non-cash expenses accounting for approximately 33% of the operating loss. The non-cash operating expenses include approximately $6.3 million in stock-based employee compensation and approximately $4.0 million in depreciation and amortization expense.

During the year ended September 30, 2023, research and development expenses decreased by approximately $2.9 million, or 11%, compared to the year ended September 30, 2022. Major components of this decrease include an approximately $2.9 million decrease in employee stock compensation expense and a decrease of approximately $1.7 million in costs related to the Phase III clinical study.  These decreases were offset by an increase of approximately $1.7 million of costs incurred to prepare for the potential commercial sale of Multikine.

During the year ended September 30, 2023, general and administrative expenses decreased by approximately $1.7 million, or 16%, compared to the year ended September 30, 2022. This decrease is primarily due to a decrease in employee stock compensation expense of approximately $2.2 million offset by a $0.5 million increase in other net general and administrative expenses.

During the years ended September 30, 2023 and 2022, CEL-SCI recorded a derivative gain of approximately $0.0 million and a gain of approximately $0.4 million, respectively. This variation was the result of no fair value adjustments made during the period since all of the derivative warrants expired during the year ended September 30, 2022. No derivative gains or losses were recorded during the year ended September 30, 2023.

Net interest expense decreased by approximately $0.4 million for the year ended September 30, 2023 compared to the year ended September 30, 2022. This decrease is primarily due to the Company earning approximately $0.3 million more in interest income and approximately $0.1 million less in interest expense from its finance leases during the year ended September 30, 2023 compared to the year ended September 30, 2022.

Research and Development Expenses

            CEL-SCI’s research and development efforts involved Multikine and LEAPS. The table below shows the research and development expenses associated with each project during the reporting periods.

	Year ended September 30,
	2023	2022
Multikine	$22,098,222	$24,251,629
LEAPS	373,274	1,103,717
Total research and development	$22,471,496	$25,355,346

CEL-SCI’s Phase III clinical trial began in December 2010 after the completion and validation of CEL-SCI’s dedicated manufacturing facility.  The Phase III clinical trial was fully enrolled in September 2016, reached its primary endpoint in April 2020 and achieved database lock in December 2020. The data was unblinded in June 2021, the primary endpoint results were announced in June 2021, additional data was presented at ASCO 2022, ESMO 2022, ECHNO 2023, ESTRO 2023 and ESMO 2023.  As part of CEL-SCI’s global regulatory approval strategy, CEL-SCI concurrently plans to pursue filings for marketing authorization in the United States, Canada, United Kingdom and Europe.

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

Liquidity and Capital Resources

CEL-SCI has had only limited revenues from operations since its inception in March 1983.  CEL-SCI has relied primarily upon capital generated from the public and private offerings of its common stock and convertible notes.  In addition, CEL-SCI has utilized short-term loans to meet its capital requirements.  Capital raised by CEL-SCI has been used to acquire an exclusive worldwide license to use, and later purchase, certain patented and unpatented proprietary technology and know-how relating to the human immunological defense system and for clinical trials.  Capital has also been used for patent applications, debt repayment, research and development, administrative costs, and for CEL-SCI’s laboratory and manufacturing facilities.  CEL-SCI does not anticipate realizing significant revenues until it enters into licensing arrangements regarding its technology and know-how or until it receives regulatory approval to sell its products (which could take a number of years). As a result, CEL-SCI has been dependent primarily upon the proceeds from the sale of its securities to meet all of its liquidity and capital requirements and anticipates having to do so in the future.  During fiscal year 2023 and 2022, CEL-SCI raised net proceeds of approximately $6.4 million and $0.1 million, respectively, through a combination of the sale of common stock and the exercise of warrants and options.

In August 2007, CEL-SCI leased a building near Baltimore, Maryland.  The building, which consists of approximately 73,000 square feet, has been remodeled in accordance with CEL-SCI’s specifications so that it can be used by CEL-SCI to manufacture Multikine for CEL-SCI’s Phase III clinical trials and sales of the drug if approved by the FDA.  The lease expires on October 31, 2028, and required annual base rent payments of approximately $2.6 million during the twelve months ended September 30, 2023.  See Item 2 of this report for more information concerning the terms of this lease.

The following charts list the warrants that were exercised and the proceeds received during the years ended September 30, 2023 and 2022.

Fiscal Year 2023

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series RR	17,752	$1.65	$29,291
Series SS	200,000	$2.09	418,000
	217,752		$447,291

Fiscal Year 2022

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series CC	15,205	$5.00	$76,025
Series NN	10,000	$2.52	25,200
	25,205		$101,225

During the year ended September 30, 2023, the Company’s cash decreased by approximately $18.5 million. The significant component of this decrease included cash used to fund the Company’s regular operations of approximately $22.8 million, which includes the approximate $2.3 million deposit made to the Company’s landlord as a result of falling below certain cash requirements per the San Tomas lease. Other components of this decrease include approximately $0.4 million used to make leasehold improvements and acquire research and development equipment, and approximately $1.6 million in payments on the Company’s finance leases. These decreases were offset by approximately $5.8 million and $0.5 million of cash received from issuance of common stock and exercise of warrants, respectively.

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

During the year ended September 30, 2023, 217,752 warrants were exercised at a weighted average exercise price of $2.05 for total proceeds of approximately $0.45 million.

Prepaid expenses decreased by approximately $0.2 million during the year ended September 30, 2023 as compared to September 30, 2022 primarily due to the timing of payments and recognition of related expenses.

Supplies are purchased for use in the Company’s manufacturing and R&D efforts. During the year ended September 30, 2023, the supplies increased by approximately $0.2 million in support of the work to validate and prepare the manufacturing facility to produce Multikine for commercial purposes and before the Company’s Biologics License Application (BLA) can be submitted to the FDA.

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

Further, CEL-SCI has contingent obligations with vendors for work that will be completed in relation to the Phase III trial. The timing of these obligations cannot be determined at this time. CEL-SCI estimates it will incur additional expenses of approximately $0.7 million for the filing of the clinical study report with the FDA. It should be noted that this estimate is based only on the information currently available from the CROs responsible for managing the Phase III clinical trial and does not include other related costs, e.g., the manufacturing of the drug.

CEL-SCI will need to raise additional funds, either through debt or equity financings or a partnering arrangement, to bring Multikine to market. The ability of CEL-SCI to complete the necessary clinical trials and obtain FDA approval for the sale of products to be developed on a commercial basis is uncertain. However, it is possible that CEL-SCI will not be able to generate enough cash to continue operations at its current level. CEL-SCI’s management has engaged in fundraising for over 25 years and believes that the manner in which it is proceeding will produce the best possible outcome for the shareholders. There can be no assurances that CEL-SCI will be successful in raising additional funds.

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

Share-based Compensation– Share-based compensation cost to employees and nonemployees is measured at fair value as of the grant date in accordance with the provisions of ASC 718. The fair value of the stock options is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires various judgmental assumptions including volatility and expected option life. The compensation cost is recognized as expense over the requisite service or vesting period. Performance-based options are valued using a Monte-Carlo simulation model, which requires inputs based on estimates, including the likelihood of the occurrence of performance and market conditions, volatility and expected option life.

Impairment of long-lived assets – CEL-SCI’s fixed assets are made up of leasehold improvements, furniture, and equipment. ASC 360-10 requires that a long-lived asset group be reviewed for impairment only when events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. CEL-SCI’s recurring losses are a triggering event that could indicate impairment of long-lived assets such as fixed assets. CEL-SCI reviews these assets in accordance with ASC 360-10-35-21 to determine if events or changes in circumstances indicate the existence of impairment. If indicators of impairment exist, the Company  tests  for recoverability, then, if necessary, measures and records the impairment. The amount of the impairment loss would be the amount by which the carrying amount of the asset  (group) exceeds its fair value.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See the financial statements included with this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of CEL-SCI’s management, including CEL-SCI’s Chief Executive Officer and Chief Financial Officer, CEL-SCI carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of September 30, 2023. CEL-SCI maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to CEL-SCI’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. CEL-SCI’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.

CEL-SCI’s Chief Executive and Principal Financial Officer has concluded that, due to the material weaknesses described below, CEL-SCI’s disclosure controls and procedures were not effective as of September 30, 2023.

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

Under the supervision and with the participation of management, including CEL-SCI’s Chief Executive and Principal Financial Officer, CEL-SCI evaluated the effectiveness of its internal control over financial reporting as of September 30, 2023 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of CEL-SCI’s internal control over financial reporting and testing of the operational effectiveness of those controls.   CEL-SCI's Chief Executive and Financial Officer concluded that as of such date, CEL-SCI's internal control over financial reporting was not effective.

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

As previously reported, the Company did not maintain effective information technology general controls related to logical access within certain information technology systems that support our financial reporting process. As a result of this material weakness, certain activity level controls that are dependent on information derived from these information technology systems were also deemed to be ineffective. This material weakness continues to exist as of September 30, 2023.

In addition, CEL-SCI identified a material weakness related to the operating effectiveness of certain management review controls. As of September 30, 2023, CEL-SCI has remediated the vast majority of these; however, not enough time has passed to ensure the operating effectiveness.

Remediation of Material Weaknesses

In order to remediate these material weaknesses, CEL-SCI will  continue to (i) evaluate and implement enhanced process controls around the logical access to information technology systems and (ii) enhance the operating effectiveness of management review controls.

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

Changes in Internal Control over Financial Reporting

CEL-SCI changed certain control activities over financial reporting in order to remediate certain material weaknesses that existed as of September 30, 2023.  CEL-SCI implemented the following: (i) evaluating and implementing enhanced process controls around the logical access to information technology systems and (ii) enhancing the operating effectiveness of management review controls.

Other than as described above, there have been no other changes in CEL-SCI’s internal control over financial reporting occurred during the fiscal year ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, CEL-SCI’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Officers and Directors

Name	Age	Position
Geert R. Kersten, Esq.	65	Director, Chief Executive and Financial Officer and Treasurer
Patricia B. Prichep	72	Senior Vice President of Operations and Corporate Secretary
Dr. Eyal Talor	67	Chief Scientific Officer
Dr. Daniel H. Zimmerman	82	Senior Vice President of Research, Cellular Immunology
John Cipriano	81	Senior Vice President of Regulatory Affairs
Dr. Peter R. Young	78	Director
Bruno Baillavoine	70	Director
Robert Watson	66	Director
Dr. Gail Naughton	68	Director

The directors of CEL-SCI serve in such capacity until the next annual meeting of CEL-SCI’s shareholders or until their successors have been duly elected and qualified. The officers of CEL-SCI serve at the discretion of CEL-SCI’s directors.

The principal occupations of CEL-SCI’s officers and directors, during the past several years, are as follows:

Geert Kersten has served in his current leadership role at CEL-SCI since 1995. Mr. Kersten has been with CEL-SCI since 1987. He has been involved in the pioneering field of cancer immunotherapy for over three decades and has successfully steered CEL-SCI through many challenging cycles in the biotechnology industry. Mr. Kersten also provides CEL-SCI with significant expertise in the fields of finance and law and has a unique vision of how CEL-SCI’s Multikine product could potentially change the way cancer is treated. Prior to joining CEL-SCI, Mr. Kersten worked at the law firm of Finley & Kumble and worked at Source Capital, an investment banking firm located in McLean, VA. He is a native of Germany, graduated from high school in England, and completed his studies in the US. Mr. Kersten received his Undergraduate Degree in Accounting and an M.B.A. from George Washington University, and a law degree (J.D.) from American University in Washington, DC.

Patricia B. Prichep joined CEL-SCI in 1992 and has been CEL-SCI’s Senior Vice President of Operations since March 1994. Between December 1992 and March 1994, Ms. Prichep was CEL-SCI’s Director of Operations. Ms. Prichep became CEL-SCI’s Corporate Secretary in May 2000. She is responsible for all day-to-day operations of CEL-SCI, including human resources and is the liaison with CEL-SCI’s independent registered public accounting firm for financial reporting. From June 1990 to December 1992, Ms. Prichep was the Manager of Quality and Productivity for the NASD’s Management, Systems and Support Department and was responsible for the internal auditing and work flow analysis of operations. Between 1982 and 1990, Ms. Prichep was Vice President and Operations Manager for Source Capital, Ltd. She handled all operations and compliance for Source Capital and was licensed as a securities broker. Ms. Prichep received her B.A. from the University of Bridgeport in Connecticut.

Eyal Talor, Ph.D. joined CEL-SCI in October 1993. In October 2009, Dr. Talor was promoted to Chief Scientific Officer. Prior to this promotion, Dr. Talor was the Senior Vice President of Research and Manufacturing. He is a clinical immunologist with over 27 years of hands-on management of clinical research and drug development for immunotherapy application; pre-clinical to Phase III clinical trials, in the biopharmaceutical industry. His expertise includes biopharmaceutical R&D and Biologics product development, GMP (Good Manufacturing Practices) manufacture, Quality Control testing, and the design and building of GMP manufacturing and testing facilities. He served as Director of Clinical Laboratories (certified by the State of Maryland) and has experience in the design of pre-clinical and clinical trials (Phase I – III) and GCP (Good Clinical Practices) requirements. He also has broad experience in the different aspects of biological assay development, analytical methods validation, raw material specifications, and QC (Quality Control) tests development under FDA/GMP, USP, and ICH guidelines. He has extensive experience in the preparation of documentation for IND and other regulatory submissions. His scientific area of expertise encompasses immune response assessment. He is the author of over 25 publications and has published a number of reviews on immune regulations in relation to clinical immunology. Before coming to CEL-SCI, he was Director of R&D and Clinical Development at CBL, Inc., Principal Scientist – Project Director, and Clinical Laboratory Director at SRA Technologies, Inc. Prior to that he was a full-time faculty member at The Johns Hopkins University, Medical Institutions; School of Public Health. He has invented technologies which are covered by ten issued patents on Multikine’s composition of matter and method of use in cancer and two platform Peptide technologies, Antigen Directed Apoptosis of T-cells (‘Adapt’) and LEAPS, for the treatment of autoimmune diseases, asthma, allergy, transplantation rejection and infectious diseases. He also is responsible for numerous product and process inventions as well as a number of pending US and PCT patent applications. He received his Ph.D. in Microbiology and Immunology from the University of Ottawa, Ottawa, Ontario, Canada, and had post-doctoral training in clinical and cellular immunology at The Johns Hopkins University, Baltimore, Maryland, USA. He holds an Associate teaching position at the Johns Hopkins University Medical Institutions.

Daniel H. Zimmerman, Ph.D. was CEL-SCI’s Senior Vice President of Research, Cellular Immunology between 1996 and December 2008 and again since November 2009. He joined CEL-SCI in January 1996 as the Vice President of Research, Cellular Immunology. Dr. Zimmerman founded CELL-MED, Inc. and was its president from 1987-1995. From 1973-1987, Dr. Zimmerman served in various positions at Electronucleonics, Inc. His positions included: Scientist, Senior Scientist, Technical Director and Program Manager. Dr. Zimmerman held various teaching positions at Montgomery College between 1987 and 1995. Dr. Zimmerman has invented technologies which are covered by over a dozen US patents as well as many foreign equivalent patents. He is the author of over 50 scientific publications in the area of immunology and infectious diseases. He has been awarded numerous grants from National Institutes of Health, or NIH, and the Department of Defense, or DOD. From 1969-1973, Dr. Zimmerman was a Senior Staff Fellow at NIH. For the following 25 years, he continued on at NIH as a guest worker. Dr. Zimmerman received a Ph.D. in Biochemistry in 1969, and a Masters in Zoology in 1966 from the University of Florida as well as a B.S. in Biology from Emory and Henry College in 1963.

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

Peter R. Young, Ph.D. has been a Director of CEL-SCI since August 2002. Dr. Young has been a senior executive within the pharmaceutical industry in the United States and Canada for most of his career, originally in organizations that are now part of Sanofi S.A. Over the last 20 years he has primarily held positions of Chief Executive Officer or Chief Financial Officer and has extensive experience with acquisitions and equity financing. Since November 2001, Dr. Young has been the President of Agnus Dei, LLC, which has acted as a partner in an organization managing immune system clinics which treat patients with diseases such as cancer, multiple sclerosis and hepatitis.  Dr. Young was also the President and Chief Executive Officer of SRL Technology, Inc., a company involved in the development of pharmaceutical drug delivery systems.  Between 1998 and 2001, Dr. Young was the Chief Financial Officer of Adams Laboratories, Inc., the developer of Mucinex®. Dr. Young received his Ph.D. in Organic Chemistry from the University of Bristol, England after obtaining his Bachelor’s degree in Honors Chemistry, Mathematics and Economics. Subsequently, he qualified as a Fellow of the Chartered Institute of Management Accountants.

Bruno Baillavoine joined CEL-SCI’s board of directors in June 2015.  Since 2017, Mr. Baillavoine has been the Director, Head of Pericles Group UK the subsidiary of the Paris-based leading French consulting firm Pericles Consulting Holdings SAS.  Pericles is an expert in the fields of Banking, Finance, Asset Management and Insurance with over 500 institutional clients.  Since November 2022, Mr. Baillavoine has been a director, initially  non-executive, now executive of ESG.AI, a Canadian Company. Since July 2023, Mr. Baillavoine has been Executive Chair of Gratomic Inc., a Canadian Graphite mining company listed on the TSXV. He has also been an advisor to the Board of CSL Inc., now “Combat Sport Entertainmnet”, a US Mixed Martial Arts company from 2017 to 2022 and retains a financial interest in the Company.  Between 2010-2016, Mr. Baillavoine was a partner of Globomass Holdings Limited, a London, England based developer of renewable energy projects. He became Executive Chairmans from 2012 to 2016. Globomass was acquired by CleanBay Inc. in 2016. Mr. Baillavoine remains a significant shareholder in CleanBay Inc.   Between 1978 and 1982 he was the marketing manager of Ravenhead Ltd., a manufacturer of glass tableware, and part of United Distillers Group (later acquired by Grand Metropolitan). During this time Mr. Baillavoine became the UK Business Manager where he restored market share and profit for United Distillers.  From 1982 to 1986 Mr. Baillavoine was Group Corporate Planning and Group Marketing Director for Prontaprint where he expanded the number of shops to 500 locations in four years. Mr. Baillavoine was with Grand Metropolitan Plc between 1986-1988 (now Diageo Plc), a FTSE 100 beverage, food, hotel and leisure company, as director in the Special Operations division.  In this capacity, he developed plans for Grand Met’s trouble-shooting division for over 20,000 Grand Met retail outlets. From 1988-1991 he was the Managing Director of Nutri Systems (UK) Ltd., a subsidiary of the US based provider of professionally supervised weight loss programs.  Between 1991 and 1995, Mr. Baillavoine was Director of BET Group plc, a multinational business support services group, and in 1992, was promoted to the Managing Director for the manufacturing businesses. The £2.3 billion turnaround of BET during his tenure is one of the most successful turnarounds of a top 100 FTSE company.  Since 1995, Mr. Baillavoine has held a number of CEO positions across a wide range of industries and geographical locations.  Mr. Baillavoine has European and American educations (US high school and University of Wisconsin Eau Claire 1972-1976).

Robert Watson has been a director of CEL-SCI since December 2017. Mr. Watson was the President and CEO of Juvare, LLC (formerly Intermedix, Inc.) from July 2017 to July 2023.  At present he is a Director of Juvare, LLC.  Immediately prior to joining Intermedix, now Juvare, he was the President and Chief Growth Officer of NantHealth, Inc. (Nasdaq: NH) from January 2015 to May 2017. Prior to NantHealth, he was President and CEO of Streamline Health, Inc. (Nasdaq: STRM) from January 2011 to January 2015. Mr. Watson has over 40 years of experience in the healthcare information technology industry as a CEO, board member and advisor to multiple healthcare information technology companies. He has participated in over 75 acquisitions, raised nearly $750 million in capital, completed three public offerings and successfully sold five companies. Mr. Watson holds a MBA from the Wharton School of Business at the University of Pennsylvania and a BA degree from Syracuse University.

Gail K. Naughton, Ph.D. has been a Director of CEL-SCI since August 2022. Dr. Naughton has been a pioneer in the field of regenerative medicine for over 35 years. She was the founder of Advanced Tissue Sciences where she oversaw the design and development of the world’s first up-scaled manufacturing facility for cell-based products, established corporate development and marketing partnerships with companies including Smith & Nephew, Ltd., Medtronic and Inamed Corporation, was pivotal in raising over $350M from the public market and corporate partnerships, and brought four human cell-based products from concept through FDA approval and market launch. Dr. Naughton founded Histogen Inc. in 2007 and holds more than 125 U.S. and foreign patents and has been extensively published in the field.  Dr. Naughton served as Dean of the College of Business Administration at San Diego State University from 2002 until 2011, where she helped to make SDSU the first US campus to establish a Ph.D./MBA in life sciences. In 2000, Dr. Naughton received the 27th Annual National Inventor of the Year award by the Intellectual Property Owners Association in honor of her pioneering work in the field of tissue engineering and regenerative medicine.  Dr. Naughton received her Ph.D. and M.S. from NYU Medical Center, and an MBA from UCLA. She currently sits on the Board of directors of Therapeutics MD and is the Chair of the Board of the La Jolla Institute for Immunology and is the Executive Chair for for-profit BiOHIP INC.

CEL-SCI believes its directors are qualified to serve as directors for the following reasons:

Name	Reason
Geert Kersten, Esq.	Long standing relationship with CEL-SCI
Dr. Peter Young	Long standing relationship with CEL-SCI
Bruno Baillavoine	Long standing relationship with CEL-SCI
Robert Watson	Long standing relationship with CEL-SCI
Dr. Gail Naughton	Thirty-five years’ experience in regenerative medicine

All of CEL-SCI’s officers devote substantially all of their time to CEL-SCI’s business.

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

CEL-SCI has adopted a Code of Ethics which is applicable to CEL-SCI’S principal executive, financial, and accounting officers and persons performing similar functions. The Code of Ethics is available on CEL-SCI’s website, located at https://cel-sci.com/new-investor-information/.

If a violation of this code of ethics act is discovered or suspected, any person (anonymously, if desired) may send a detailed note, with relevant documents, to CEL-SCI’s Audit Committee, c/o Dr. Peter Young, 208 Hewitt Drive, Suite 103-143, Waco, TX 76712.

For purposes of electing directors at its annual meeting, CEL-SCI has a Nominating and Governance Committee that is made up of CEL-SCI’s independent directors. The Nominating and Governance Committee selects the nominees to the Board of Directors which are subject to election by CEL-SCI’s shareholders.

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

CEL-SCI does not have a policy with regard to Board member’s attendance at annual meetings. All Board members attended the last annual shareholder’s meeting held on May 23, 2023.

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

Long-Term Incentives

Stock grants and option grants help to align the interests of CEL-SCI’s officers, directors and employees with those of its shareholders. Options and stock grants are made under CEL-SCI’s Stock Option, Incentive Stock Bonus, Stock Bonus and Stock Compensation Plans. Options are granted with exercise prices equal to the closing price of CEL-SCI’s common stock on the day immediately preceding the date of grant, with pro rata vesting at the end of each of the following three years.

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

The following table sets forth in summary form the compensation received by (i) the Chief Executive and Financial Officer of CEL-SCI and (ii) by each other executive officer of CEL-SCI who received in excess of $100,000 during the two fiscal years ended September 30, 2023.

Name and Principal Position	Fiscal Year	Salary (1)	Bonus (2)	Stock Awards (3)	Option Awards (4)	All Other Compensation (5)	Total
		$	$	$	$	$	$
Geert R. Kersten,	2023	637,157	--	19,200	305,977	65,631	1,027,965
Chief Executive and Financial Officer and Treasurer	2022	616,355	--	17,400	748,458	55,631	1,437,844

Patricia B. Prichep,	2023	286,145	--	17,160	204,392	9,031	516,728
Senior Vice President of Operations and Secretary	2022	276,999	--	17,160	499,970	9,031	803,160

Eyal Talor, Ph.D.,	2023	345,849	--	9,600	222,751	6,031	584,231
Chief Scientific Officer	2022	334,557	--	9,600	544,877	6,031	895,065

Daniel Zimmerman, Ph.D.,	2023	45,546	--	--	--	531	46,077
Senior Vice President of Research, Cellular Immunology	2022	256,825	--	15,769	239,506	6,031	518,131

John Cipriano,	2023	246,940	--	--	79,554	31	326,525
Senior Vice President of Regulatory Affairs	2022	239,074	--	--	194,599	31	433,704

63

(1)

The dollar value of base salary (cash and non-cash) earned. The officers have agreed to take less than their actual salary for the year 2023. As of September 30, 2023, CEL-SCI owed back salaries to the following employees:

Name	Salary
Geert Kersten	$72,168
Patricia Prichep	9,146
Eyal Talor, Ph.D.	11,291
John Cipriano	7,866

(2)	The dollar value of bonus (cash and non-cash) earned.
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

Employee Pension, Profit Sharing or Other Retirement Plans

CEL-SCI has a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code and covering substantially all CEL-SCI’s employees.  CEL-SCI’s contribution to the plan is made in shares of CEL-SCI's common stock. Each participant's contribution is matched by CEL-SCI with shares of common stock which have a value equal to 100% of the participant's contribution, not to exceed the lesser of $10,000 or 6% of the participant's total compensation.  CEL-SCI's contribution of common stock is valued each quarter based upon the closing price of its common stock.  The fiscal 2023 expenses for this plan were approximately $5,000. Other than the 401(k) Plan, CEL-SCI does not have a defined benefit, pension plan, profit sharing or other retirement plan.

Compensation of Directors During Year Ended September 30, 2023

Name	Fees	Stock Awards (1)	Option Awards (2)	Total
Geert Kersten	$50,000	-	$305,977	$355,977
Peter R. Young	57,500	-	78,330	135,830
Bruno Baillavoine	55,000	-	78,330	133,330
Robert Watson	57,500	-	78,330	135,830
Gail K. Naughton	50,000	-	104,032	154,032

(1)	The fair value of stock issued for services.

(2)	The fair value of options granted computed in accordance with ASC 718-10-30-3 on the date of grant which represents their grant date fair value.

Directors’ fees paid to Geert Kersten are included in the Executive Compensation table.

Employment Contracts

Geert Kersten

On August 31, 2019, CEL-SCI entered into a four-year employment agreement with Geert Kersten, CEL-SCI’s Chief Executive Officer. The employment agreement with Mr. Kersten, which is essentially the same as Mr. Kersten’s prior employment agreement, as amended on August 30, 2016, provided that, during the term of the agreement, CEL-SCI would pay Mr. Kersten an annual salary of $559,052, plus any increases in proportion to salary increases granted to other senior executive officers of CEL-SCI, as well any increases approved by the Board of Directors during the term of the employment agreement. On October 26, 2023, CEL-SCI agreed that the term of the employment agreement would be extended to August 31, 2027. All other terms of the employment agreement remain the same.

During the employment term, Mr. Kersten will be entitled to receive any other benefits which are provided to CEL-SCI's executive officers or other full time employees in accordance with CEL-SCI's policies and practices and subject to Mr. Kersten’s satisfaction of any applicable conditions of eligibility.

If Mr. Kersten resigns after the occurrence of any of the following events:(i) a reduction in Mr. Kersten’s salary(ii) a relocation (or demand for relocation) of Mr. Kersten’s place of employment to a location more than ten(10) miles from his current place of employment, (iii) a significant and material reduction in Mr. Kersten’s authority, job duties or level of responsibility or the imposition of significant and material limitations on Mr. Kersten’s autonomy in his position, or (iv) a Change in Control, then the employment agreement will be terminated and Mr. Kersten will be entitled to receive a lump-sum payment from CEL-SCI equal to 24 months of salary ($1,288,182) and the unvested portion of any stock options would vest immediately. For purposes of the employment agreement a change in the control of CEL-SCI means: (1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors.

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

Patricia B. Prichep / Eyal Talor, Ph.D.

On August 31, 2019, CEL-SCI entered into a four-year employment agreement with Patricia B. Prichep, CEL-SCI’s Senior Vice President of Operations. The employment agreement with Ms. Prichep, which is essentially the same as Ms. Prichep’s prior employment agreement entered into on August 30, 2016 provided that, during the term of the agreement, CEL-SCI would pay Ms. Prichep an annual salary of $245,804 plus any increases approved by the Board of Directors during the period of the employment agreement. On August 31, 2023, CEL-SCI agreed that the term of the employment agreement would be extended to August 31, 2027. All other terms of the employment agreement remain the same.

On August 31, 2019, CEL-SCI entered into a four-year employment agreement with Eyal Talor, Ph.D., CEL-SCI’s Chief Scientific Officer. The employment agreement with Dr. Talor, which is essentially the same as Dr. Talor’s prior employment agreement entered into on August 30, 2016, provided that, during the term of the agreement, CEL-SCI would pay Dr. Talor an annual salary of $303,453 plus any increases approved by the Board of Directors during the period of the employment agreement. On August 31, 2023, CEL-SCI agreed that the term of the employment agreement would be extended to August 31, 2027. All other terms of the employment agreement remain the same.

If Ms. Prichep or Dr. Talor resigns after the occurrence of any of the following events: (i) a relocation (or demand for relocation) of employee’s place of employment to a location more than ten (10) miles from the employee’s current place of employment, (ii) a significant and material reduction in the employee’s authority, job duties or level of responsibility, (iii) the imposition of significant and material limitations on the employee’s autonomy in her or his position, or (iv) there is a change in the control of CEL-SCI, the employment agreements with Ms. Prichep and Dr. Talor allow Ms. Prichep and/or Dr. Talor (as the case may be) to resign from her or his position at CEL-SCI and receive a lump-sum payment from CEL-SCI equal to 18 months of salary ($424,790 and $524,419, respectively). In addition, the unvested portion of any stock options held by the employee will vest immediately. For purposes of the employment agreements, a change in the control of CEL-SCI means: (1) the merger of CEL-SCI with another entity if after such merger the shareholders of CEL-SCI do not own at least 50% of voting capital stock of the surviving corporation; (2) the sale of substantially all of the assets of CEL-SCI; (3) the acquisition by any person of more than 50% of CEL-SCI's common stock; or (4) a change in a majority of CEL-SCI's directors which has not been approved by the incumbent directors.

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

During the year ended September 30, 2023, no director of CEL-SCI was also an executive officer of another entity, which had an executive officer of CEL-SCI serving as a director of such entity or as a member of the compensation committee of such entity.

Stock Option, Bonus and Compensation Plans

CEL-SCI has Incentive Stock Option Plans, Non-Qualified Stock Option Plans, Stock Bonus Plans, Stock Compensation Plans and an Incentive Stock Bonus Plan. All Stock Option, Bonus and Compensation Plans have been approved by CEL-SCI’s stockholders. A summary description of these Plans follows. In some cases these Plans are collectively referred to as the "Plans".

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

During fiscal year ended September 30, 2022, CEL-SCI granted 250,000 performance-based stock options from the 2020 Non-Qualified Stock Option Plan to officers. Each option entitles the holder to purchase one share of CEL-SCI’s common stock at a price of $10.48 per share, the fair value on the date of issuance. The stock options will vest 100% upon approval of the first marketing application for any pharmaceutical based upon CEL-SCI’s Multikine technology in any of the USA, Canada, UK, Germany, France, Italy, Spain, Japan, or Australia. As of September 30, 2023, none of the options were exercisable. All options which have not vested as of November 18, 2031 will be canceled.

Stock Options

The following table shows information concerning the options granted during the fiscal year ended September 30, 2023, to the persons named below:

Options Granted

Name	Grant Date	Options Granted	Exercise Price	Expiration Date
Geert Kersten	8/8/2023	250,000	$1.36	8/7/2033
Patricia Prichep	8/8/2023	167,000	$1.36	8/7/2033
Eyal Talor	8/8/2023	182,000	$1.36	8/7/2033
John Cipriano	8/8/2023	65,000	$1.36	8/7/2033
Bruno Baillavoine	8/8/2023	64,000	$1.36	8/7/2033
Peter Young	8/8/2023	64,000	$1.36	8/7/2033
Robert Watson	8/8/2023	64,000	$1.36	8/7/2033
Gail Naughton	8/8/2023	85,000	$1.36	8/7/2033

The following table shows the outstanding options held by the persons named below on September 30, 2023:

	Shares underlying unexercised
	Option which are:		Exercise	Expiration
Name	Exercisable	Unexercisable	Price ($)	Date
Geert R. Kersten	3,600		27.25	02/25/24
	180,000		2.18	07/27/27
	530,121		2.45	04/30/28
	813,180		5.65	04/10/29
	148,000	444,000	10.93	04/19/30
	-	592,000	20.61	05/13/31
	-	50,000	10.48	11/18/31
	83,334	166,666	3.35	06/12/32
	-	250,000	1.36	08/07/33

Patricia B. Prichep	2,400		27.25	02/25/24
	120,000		2.18	07/27/27
	222,607		2.45	04/30/28
	405,631		5.65	04/10/29
	72,000	216,000	10.93	04/19/30
	-	288,000	20.61	05/13/31
	-	50,000	10.48	11/18/31
	55,667	111,333	3.35	06/12/32
	-	167,000	1.36	08/07/33

Eyal Talor, Ph.D	2,400		27.25	02/25/24
	120,000		2.18	07/27/27
	193,934		2.45	04/30/28
	100,000		3.55	09/20/28
	382,712		5.65	04/10/29
	72,000	216,000	10.93	04/19/30
	-	318,000	20.61	05/13/31
	-	50,000	10.48	11/18/31
	60,667	121,333	3.35	06/12/32
	-	182,000	1.36	08/07/33

Dan Zimmerman, Ph.D	1,800		27.25	02/25/24
	8,000		27.50	08/05/24
	4,000		15.50	06/25/25
	4,000		11.75	07/21/26
	6,000		1.87	06/28/27
	20,000		1.59	09/17/27
	126,194		2.45	04/30/28
	211,459		5.65	04/10/29
	40,000	120,000	10.93	04/19/30
	-	160,000	20.61	05/13/31
	-	50,000	10.48	11/18/31
	26,667	53,333	3.35	06/12/32

John Cipriano	1,800		27.25	02/25/24
	90,000		2.18	07/27/27
	148,347		2.45	04/30/28
	206,880		5.65	04/10/29
	40,000	120,000	10.93	04/19/30
	-	130,000	20.61	05/13/31
	-	50,000	10.48	11/18/31
	21,667	43,333	3.35	06/12/32
	-	65,000	1.36	08/07/33

Summary. The following shows certain information as of September 30, 2023 concerning the stock options and stock bonuses granted by CEL-SCI. Each option represents the right to purchase one share of CEL-SCI's common stock.

Name of Plan	Total Shares Reserved Under Plans
Incentive Stock Option Plans	138,400
Non-Qualified Stock Option Plans	15,787,200
Stock Bonus Plans	1,283,760
Stock Compensation Plans	634,000
Incentive Stock Bonus Plan	640,000

Of the shares issued pursuant to CEL-SCI's Stock Bonus Plans, 430,650 shares were issued as part of CEL-SCI's contribution to its 401(k) plan.

The following table shows the weighted average exercise price of the outstanding options granted pursuant to CEL-SCI’s Incentive and Non-Qualified Stock Option Plans as of September 30, 2023, CEL-SCI’s most recent fiscal year end. CEL-SCI's Incentive and Non-Qualified Stock Option Plans have been approved by CEL-SCI's shareholders.

Plan category	Number of Securities to be Issued Upon Exercise of Outstanding Options (a)	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available For Future Issuance Under Equity Compensation Plans, Excluding Securities Reflected in Column (a)
Incentive Stock Option Plans	45,446	$5.21	-
Non-Qualified Stock Option Plans	14,712,112	$7.78	636,138

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of December 1, 2023, information with respect to the only persons owning beneficially 5% or more of CEL-SCI’s outstanding common stock and the number and percentage of outstanding shares owned by each director and officer of CEL-SCI and by the officers and directors as a group. Unless otherwise indicated, each owner has sole voting and investment powers over his shares of common stock.

Name and Address	Number of Shares (1)		Percent of Class (2)
Geert R. Kersten 8229 Boone Blvd., Suite 802 Vienna, VA 22182	3,908,278	(3)	7.4%

Patricia B. Prichep 8229 Boone Blvd., Suite 802 Vienna, VA 22182	1,110,306		2.2%

Eyal Talor, Ph.D. 8229 Boone Blvd., Suite 802 Vienna, VA 22182	1,039,890		2.0%

Daniel H. Zimmerman, Ph.D. 8229 Boone Blvd., Suite 802 Vienna, VA 22182	568,346	1.1%

John Cipriano 8229 Boone Blvd., Suite 802 Vienna, VA 22182	571,802	1.1%

Peter R. Young, Ph.D. 208 Hewitt Drive, Suite 103-143 Waco, TX 76712	366,448	*

Bruno Baillavoine 8229 Boone Blvd., Suite 802 Vienna, VA 22182	336,807	*

Robert Watson 245 N. Highland Ave. NE Suite 230-296 Atlanta, GA 30307	307,765	*

Gail Naughton, Ph.D. 8229 Boone Blvd., Suite 802 Vienna, VA 22182	21,334	*

All Officers and Directors as a Group (9 persons)	8,230,976	14.56%

*	Less than 1%

(1)	Includes shares issuable prior to February 28, 2024 upon the exercise of options or warrants granted to the following persons:

Name	Options or Warrants Exercisable Prior to February 28, 2024
Geert R. Kersten, Esq.	2,755,643	(3)
Patricia B. Prichep	896,864
Eyal Talor, Ph.D.	931,713
Daniel Zimmerman, Ph.D.	448,120
John Cipriano	508,694
Peter R. Young, Ph.D.	337,534
Bruno Baillavoine	330,834
Robert Watson	303,334
Gail Naughton, Ph.D.	21,334

(2)	Amount includes shares referred to in (1) above but excludes shares which may be issued upon the exercise of options and warrants previously issued by CEL-SCI.

(3)	Amount includes 346,421 shares and 390,928 warrants held in the de Clara Trust, of which Mr. Kersten is a trustee and beneficiary.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended September 30, 2023 and 2022, no shares of the Company’s common stock were purchased by officers or directors.

See Note 11 to the financial statements included as part of this report for additional information concerning related party transactions.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

BDO USA, P.C. served as CEL-SCI’s independent registered public accountant for the two years ended September 30, 2023. The following table shows the aggregate fees billed to CEL-SCI for these years by BDO USA, P.C.:

	Year Ended September 30,
	2023	2022

Audit Fees	$342,287	$358,899
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-

Audit fees represent amounts billed for professional services rendered for the audit of CEL-SCI’s annual financial statements and the reviews of the financial statements included in CEL-SCI’s 10-Q reports for the fiscal year and all regulatory filings.

Before BDO USA, P.C. was engaged by CEL-SCI to render audit or non-audit services, the engagement was approved by CEL-SCI’s audit committee. CEL-SCI’s Board of Directors is of the opinion that the audit fees charged by BDO USA, P.C. are consistent with BDO USA, P.C. maintaining its independence from CEL-SCI.

ITEM 15. EXHIBITSANDFINANCIAL STATEMENT SCHEDULES

Exhibits

3(a)	Articles of Incorporation	Incorporated by reference to Exhibit 3(a) of CEL-SCI's combined Registration Statement on Form S-1 and Post-Effective Amendment ("Registration Statement"), Registration Nos. 2-85547-D and 33-7531.

3(b)	Amended Articles	Incorporated by reference to Exhibit 3(a) of CEL-SCI's Registration Statement on Form S-1, Registration Nos. 2-85547-D and 33-7531.

3(c)	Amended Articles (Name change only)	Incorporated by reference to Exhibit 3(c) of CEL-SCI's Registration Statement on Form S-1 Registration Statement (No. 33-34878).

3(d)	Bylaws (as amended)	Incorporated by reference to Exhibit 3(d) of CEL-SCI's Post-Effective Amendment No. 3 to Registration Statement on Form S-1 (No. 333-229295).

4	Shareholders Rights Agreement, as Amended	Incorporated by reference to Exhibit 4 filed with CEL-SCI’s 8-K report dated October 30, 2020.

4(b)	Incentive Stock Option Plan	Incorporated by reference to Exhibit 4 (b) filed on October 7, 2016 with CEL-SCI’s registration statement on Form S¬8 (File number 333-214031).

4(c)	Non-Qualified Stock Option Plan	Incorporated by reference to Exhibit 4 (b) filed on July 1, 2022 with CEL-SCI’s registration statement on Form S¬8 (File number 333-265994).

4(d)	Stock Bonus Plan	Incorporated by reference to Exhibit 4 (c) filed on February 9, 2018 with CEL-SCI’s registration statement on Form S¬8 (File number 333-222969).

4(e)	Stock Compensation Plan	Incorporated by reference to Exhibit 4 (c) filed on January 24, 2020 with CEL-SCI’s registration statement on Form S¬8 (File number 333-236063).

4(f)	2014 Incentive Stock Bonus Plan	Filed with Amendment No. 2 to CEL-SCI’s annual report on Form 10-K for the year ended September 30, 2014.

10(l)	First Amendment to Development Supply and Distribution Agreement with Orient Europharma.	Incorporated by reference to Exhibit 10(m) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(m)	Exclusive License and Distribution Agreement with Teva Pharmaceutical Industries Ltd.	Incorporated by reference to Exhibit 10(n) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(n)	Lease Agreement	Incorporated by reference to Exhibit 10(o) filed with CEL-SCI’s 10-K report for the year ended September 30, 2010.

10(p)	Licensing Agreement with Byron Biopharma	Incorporated by reference to Exhibit 10(i) of CEL-SCI’s report on Form 8-K dated March 27, 2009

10(z)	Development, Supply and Distribution Agreement with Orient Europharma	Incorporated by reference to Exhibit 10(z) filed with CEL-SCI’s report on Form 10-K for the year ended September 30, 2003.

10 (rr)	Assignment and Assumption Agreement with Teva Pharmaceutical Industries, Ltd. and GCP Clinical Studies, Ltd.	Incorporated by reference to Exhibit 10(rr) of CEL-SCI’s report on Form 10-K/A report for the year ended September 30, 2014 dated April 17, 2015.

10 (ss)	Service Agreement with GCP Clinical Studies, Ltd., together with Amendment 1 thereto*	Incorporated by reference to Exhibit 10(ss) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (tt)	Joinder Agreement with PLIVA Hrvatska d.o.o.	Incorporated by reference to Exhibit 10(tt) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (uu)	Master Service Agreement with Ergomed Clinical Research, Ltd., and Clinical Trial Orders thereunder	Incorporated by reference to Exhibit 10(uu) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (vv)	Co-Development and Revenue Sharing Agreement with Ergomed Clinical Research Ltd., dated April 19, 2013, as amended	Incorporated by reference to Exhibit 10(vv) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (ww)	Co-Development and Revenue Sharing Agreement II: Cervical Intraepithelial Neoplasia in HIV/HPV co-infected women, with Ergomed Clinical Research Ltd., dated October 10, 2013, as amended	Incorporated by reference to Exhibit 10(ww) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10(xx)	Co-Development and Revenue Sharing Agreement III: Anal warts and anal intraepithelial neoplasia in HIV/HPV co-infected patients, with Ergomed Clinical Research Ltd., dated October 24, 2013	Incorporated by reference to Exhibit 10(xx) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (yy)	Master Services Agreement with Aptiv Solutions, Inc.	Incorporated by reference to Exhibit 10(yy) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (zz)	Project Agreement Number 1 with Aptiv Solutions, Inc. together with Amendments 1 and 2 thereto*	Incorporated by reference to Exhibit 10(zz) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (aaa)	Second Amendment to Development Supply and Distribution Agreement with Orient Europharma	Incorporated by reference to Exhibit 10(aaa) of CEL-SCI’s first amendment to its Form 10-K report for the year ended September 30, 2014 dated April 17, 2015.

10 (iii)	Amendment to Co-Development and Revenue Sharing Agreement with Ergomed Clinical Research, Ltd., dated September 15, 2015	Incorporated by reference to Exhibit 10 (iii) filed with CEL-SCI’s 10-K report for the year ended September 30, 2015.

10 (mmm)	Employment Agreement with Geert Kersten (2019-2023)	Incorporated by reference to Exhibit 10(10.7) of CEL-SCI’s report on Form 8-K dated August 31, 2019.

10 (nnn)	Employment Agreement with Patricia Prichep (2019-2022)	Incorporated by reference to Exhibit 10(10.8) of CEL-SCI’s report on Form 8-K dated August 31, 2019.

10 (ooo)	Employment Agreement with Eyal Taylor (2019-2022)	Incorporated by reference to Exhibit 10(10.9) of CEL-SCI’s report on Form 8-K dated August 31, 2019.

10 (ppp)	Extension of Employment Agreement with Patricia Prichep (2023-2027)	Incorporated by reference to Exhibit 10(10.10) of CEL-SCI’s report on Form 8-K dated August 31, 2023.

10 (qqq)	Extension of Employment Agreement with Eyal Talor (2023-2027)	Incorporated by reference to Exhibit 10(10.11) of CEL-SCI’s report on Form 8-K dated August 31, 2023.

23.1	Consent of BDO USA, P.C.

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

97	Policy relating to Recovery of Erroneously Awarded Compensation

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

Ended September 30, 2023 and 2022, and

Report of Independent Registered Public Accounting Firm

CEL-SCI CORPORATION

Report of Independent Registered Public Accounting Firm

Stockholders and Board of Directors

CEL-SCI Corporation

Vienna, Virginia

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CEL-SCI Corporation (the “Company”) as of September 30, 2023 and 2022, the related statements of operations, stockholders’ equity, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at September 30, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits. we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Evaluation of Liquidity - See also Going Concern Uncertainty explanatory paragraph above

As described in Note 2 to the financial statements, the Company has incurred significant costs since its inception for the acquisition of certain proprietary technology and scientific knowledge relating to the human immunological defense system, patent applications, research and development, administrative costs, construction and expansion of manufacturing and laboratory facilities and participation in clinical trials. The Company will be required to raise additional capital or find additional long-term financing to continue with its efforts to bring its lead product candidate to market.  However, there can be no assurance that the Company will be successful in raising additional funds on a timely basis or that the funds will be available to the Company on acceptable terms or at all.

We identified management’s evaluation of the Company’s liquidity as a critical audit matter due to certain significant judgments and assumptions used by management in preparing its forecast of cash expenditures that are used to support the Company’s liquidity disclosure. Auditing the timing and amount of forecasted cash expenditures involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters.

The primary procedures we performed to address this critical audit matter included:

•

Assessing the reasonableness of the timing and amount of forecasted cash expenditures by comparing (i) the timing of the Company’s forecasted cash expenditures with the ongoing drug development pipeline and (ii) the disaggregated actual current year expenditures with historical forecasted expenditures.

•	Testing the completeness and accuracy of underlying data used in the forecasted cash expenditures by inspecting contractual arrangements with third-party clinical research organizations and suppliers.

/s/ BDO USA, P.C.

We have served as the Company's auditor since 2005.

Potomac, Maryland

December 21, 2023

CEL-SCI CORPORATION

BALANCE SHEETS

SEPTEMBER 30, 2023 AND 2022

	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$4,145,735	$22,672,138
Prepaid expenses	520,368	762,063
Supplies used for R&D and manufacturing	2,248,072	2,001,715
Deposits	4,245	-
Total current assets	6,918,420	25,435,916

Finance lease right of use assets	9,131,987	10,937,797
Operating lease right of use assets	1,698,243	1,884,464
Property and equipment, net	10,188,126	11,889,029
Patent costs, net	197,704	212,201
Deposits	2,319,101	-
Supplies used for R&D and manufacturing	74,669	164,299
Total assets	$30,528,250	$50,523,706

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$2,009,786	$1,618,290
Accrued expenses	1,049,581	842,492
Due to employees	557,244	471,488
Finance lease obligation, current portion	1,771,804	1,560,553
Operating lease obligation, current portion	197,431	170,928
Total current liabilities	5,585,846	4,663,751

Finance lease liabilities, net of current portion	9,949,565	11,721,368
Operating lease liabilities, net of current portion	1,652,949	1,850,380
Other liabilities	125,000	125,000
Total liabilities	17,313,360	18,360,499

Commitments and contingencies

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 200,000 shares authorized; 0 shares issued and outstanding Common stock, $0.01 par value; 600,000,000 shares authorized; 47,422,304 and 43,448,317 shares issued and outstanding at September 30, 2023 and September 30, 2022, respectively	474,223	434,484
Additional paid-in capital	499,832,063	486,625,816
Accumulated deficit	(487,091,396)	(454,897,093)
Total stockholders' equity	13,214,890	32,163,207

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$30,528,250	$50,523,706

CEL-SCI CORPORATION

STATEMENTS OF OPERATIONS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

	2023	2022

Operating expenses:
Research and development	$22,471,496	$25,355,346
General & administrative	9,004,578	10,707,447
Total operating expenses	31,476,074	36,062,793

Operating loss	(31,476,074)	(36,062,793)

Gain on derivative instruments	-	366,791
Other non-operating losses	-	(30,793)
Interest expense, net	(675,416)	(1,081,034)
Other (expense) income	(42,813)	107,148
Net loss	$(32,194,303)	$(36,700,681)
Modification of warrants	(171,552)	(929,122)
Net loss available to common shareholders	$(32,365,855)	$(37,629,803)

Net loss per common share – basic and diluted	$(0.73)	$(0.87)
Weighted average common shares outstanding – basic and diluted	44,479,865	43,148,888

CEL-SCI CORPORATION

STATEMENT OF STOCKHOLDERS' EQUITY

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCE, SEPTEMBER 30, 2021	43,207,183	$432,072	$474,298,566	$(418,196,412)	$56,534,226

Warrant exercises	25,205	252	171,562	-	171,814
401(k) contributions paid in common stock	52,882	528	222,515	-	223,043
Stock issued to nonemployees for service	156,547	1,567	691,926	-	693,493
Equity based compensation - employees	-	-	11,389,932	-	11,389,932
Option exercises	6,500	65	29,770	-	29,835
Share issuance costs	-	-	(178,455)	-	(178,455)
Net loss	-	-	-	(36,700,681)	(36,700,681)

BALANCE, SEPTEMBER 30, 2022	43,448,317	$434,484	$486,625,816	$(454,897,093)	$32,163,207

Warrant exercises	217,752	2,177	445,114	-	447,291
401(k) contributions paid in common stock	97,004	970	206,623	-	207,593
Stock issued to nonemployees for service	249,997	2,500	563,480	-	565,980
Proceeds from the sale of common stock	3,413,234	34,132	6,518,365	-	6,552,497
2014 Incentive Stock Forfeited	(4,000)	(40)	(22,160)	-	(22,200)
Equity based compensation - employees	-	-	6,308,431	-	6,308,431
Share issuance costs	-	-	(813,606)	-	(813,606)
Net loss	-	-	-	(32,194,303)	(32,194,303)

BALANCE, SEPTEMBER 30, 2023	47,422,304	$474,223	$499,832,063	$(487,091,396)	$13,214,890

CEL-SCI CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,194,303)	$(36,700,681)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,958,334	3,828,917
Non-cash lease expense	15,292	54,469
Share-based payments for services	655,740	762,261
Equity based compensation	6,286,231	11,389,932
Common stock contributed to 401(k) plan	207,593	223,043
Gain on short term investments	-	(615)
Gain on derivative instruments	-	(366,791)
Impairment loss on abandonment of patents	-	30,793
Loss on Receivables	-	54,922
(Increase)/decrease in assets:
Prepaid expenses	151,935	167,651
Supplies used for R&D and manufacturing	(156,727)	(159,430)
Deposits	(2,323,346)	1,910,917
Increase/(decrease) in liabilities:
Accounts payable	257,845	374,890
Accrued expenses	207,089	(16,724)
Due to employees	85,756	205,495

Net cash used in operating activities	(22,848,561)	(18,240,951)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturity of U.S. Treasury Bills	-	6,152,000
Purchases of property and equipment	(361,892)	(637,892)
Expenditures for patent costs	(10,370)	(22,741)

Net cash (used in) provided by investing activities	(372,262)	5,491,367

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	6,552,497	-
Payments of stock issuance costs	(744,913)	(169,445)
Proceeds from the exercise of warrants	447,291	101,225
Proceeds from the exercise of options	-	29,835
Proceeds from landlord funding of lease improvements	-	786,454
Payments on obligations under finance leases	(1,560,455)	(1,386,495)

Net cash provided by (used in) financing activities	4,694,420	(638,426)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(18,526,403)	(13,388,010)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	22,672,138	36,060,148

CASH AND CASH EQUIVALENTS, END OF YEAR	$4,145,735	$22,672,138

CEL-SCI CORPORATION

STATEMENTS OF CASH FLOWS

YEARS ENDED SEPTEMBER 30, 2023 AND 2022

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	2023	2022
Property and equipment purchases included in current liabilities	$51,650	$-
Capitalized patent costs included in current liabilities	$13,211	$-
Assets purchased under finance leases	$-	$32,409
Changes to right of use assets and liabilities	$-	$16,268
Finance lease obligation included in accounts payable	$1,451	$1,354
Prepaid consulting services paid with issuance of common stock	$565,980	$295,143
Financing costs included in current liabilities	$77,703	$9,010
Exercise of derivative liabilities	$-	$70,589
Accrued consulting services to be paid with common stock	$55,000	$55,000

Cash paid for interest	$1,062,564	$1,157,069

CEL-SCI CORPORATION

NOTES TO FINANCIAL STATEMENTS

1. ORGANIZATION

CEL-SCI Corporation (the Company) was incorporated on March 22, 1983, in the state of Colorado, to finance research and development in biomedical science and ultimately to engage in marketing and selling products.

The Company is focused on finding the best way to activate the immune system to fight cancer and infectious diseases. The Company has announced results from its Phase III study for its lead investigational therapy, Multikine® (Leukocyte Interleukin, Injection), involving head and neck cancer, for which the Company has received Orphan Drug Status from the United States Food and Drug Administration (FDA). Unlike other immune therapies, Multikine is administered locally at the site of the tumor as a first line treatment right after diagnosis, before surgery and radiation. The goal is to help the intact immune system kill the micro metastases that usually cause recurrence of the cancer to improve outcomes and better overall survival rates for patients suffering from head and neck cancer.

CEL-SCI is also investigating a peptide-based immunotherapy (CEL-4000) as a vaccine for rheumatoid arthritis using its LEAPS technology platform. CEL-SCI is in the process of completing pre-IND studies for CEL-4000.

2.  LIQUIDITY

The Company has incurred significant costs since its inception for the acquisition of certain proprietary technology and scientific knowledge relating to the human immunological defense system, patent applications, research and development, administrative costs, construction and expansion of manufacturing and laboratory facilities and participation in clinical trials.  The Company has funded such costs primarily with proceeds from loans and the public and private sale of its securities.  The Company will be required to raise additional capital or find additional long-term financing to continue with its efforts to bring Multikine to market.  The ability to raise capital may be dependent upon market conditions that are outside the control of the Company. The ability of the Company to obtain approval from the U.S. Food and Drug Administration (FDA) or from the regulators in Canada, the UK or Europe for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

To finance the Company through marketing approval, the Company plans to raise additional capital in the form of corporate partnerships, and debt and/or equity financings.  The Company believes that it will be able to obtain additional financing because it has done so consistently in the past and because Multikine showed great survival benefit in the Phase III study in one of the two treatment arms for advanced primary head and neck cancer. However, there can be no assurance that the Company will be successful in raising additional funds on a timely basis or that the funds will be available to the Company on acceptable terms or at all.  If the Company does not raise the necessary amounts of funding, it may have to curtail its operations until such time as it is able to raise the required funding.

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

Leases – The Company accounts for contracts that convey the right to control the use of identified property, plant or equipment over a period of time in exchange for consideration as leases upon inception. The Company leases certain real estate, machinery, laboratory equipment and office equipment over varying periods. Many of these leases include an option to either renew or terminate the lease. For purposes of calculating lease liabilities, these options are included in the lease term when it is reasonably certain that the Company will exercise such options. The incremental borrowing rate utilized to calculate the lease liabilities is based on the information available at the commencement date, as most of the leases do not provide an implicit borrowing rate. Short-term leases, defined as leases with initial terms of 12 months or less, are not reflected on the balance sheet. Lease expense for such short-term leases is not material. For purposes of calculating the finance and operating lease liabilities, lease and non-lease components are combined.

Derivative Instruments – The Company has financing arrangements that consist of freestanding derivative instruments that contain embedded derivative features. The Company accounts for these arrangements in accordance with Accounting Standards Codification (ASC) 815, Accounting for Derivative Instruments and Hedging Activities. In accordance with ASC 815, derivative instruments and hybrid instruments are recognized as either assets or liabilities on the balance sheet and are measured at fair value with gains or losses recognized in earnings or other comprehensive income depending on the nature of the derivative or hybrid instruments. The Company determines the fair value of derivative instruments and hybrid instruments based on available market data using appropriate valuation models considering all the rights and obligations of each instrument. The derivative liabilities are re-measured at fair value at the end of each reporting period.

The Company adopted Accounting Standards Update (ASU) 2020-06 Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity effective October 1, 2021. The amendments in this Update simplify and clarify the guidance in Subtopic 815-40.  There was no financial impact upon adoption.

The Company adopted ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options. This standard was issued to clarify and reduce diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. ASU 2021-04 was effective for fiscal years beginning after December 15, 2021, however, as permitted, the Company elected to prospectively adopt the standard, effective as of October 1, 2021. Adoption of this standard had no impact on the Company’s financial statements.

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

Net Loss Per Common Share – The Company calculates net loss per common share in accordance with ASC 260 Earnings Per Share (ASC 260).  Basic and diluted net loss per common share was determined by dividing net loss applicable to common shareholders by the weighted average number of common shares outstanding during the period.  The Company’s potentially dilutive shares, which include outstanding common stock options, unvested restricted stock and common stock warrants, have not been included in the computation of diluted net loss per share for all periods as the result would be anti-dilutive.

Concentration of Credit Risk – Financial instruments, which potentially subject the Company to concentrations of credit risk, consist of cash and cash equivalents.  The Company maintains its cash and cash equivalents with high quality financial institutions.  At times, these accounts may exceed federally insured limits.  The Company has not experienced any losses in such bank accounts.  The Company believes it is not exposed to significant credit risk related to cash and cash equivalents.  All non-interest bearing cash balances were fully insured up to $250,000 at September 30, 2023 and September 30, 2022.

Income Taxes –The Company follows ASC 740-10-25 for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related assets or liability is expected to be realized or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. A full valuation allowance was recorded against the deferred tax assets as of September 30, 2023 and 2022.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Impairment of long-lived assets – CEL-SCI’s fixed assets are made up of leasehold improvements, furniture, and equipment. ASC 360-10 requires that a long-lived asset group be reviewed for impairment only when events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. CEL-SCI’s recurring losses are a triggering event that could indicate impairment of long-lived assets such as fixed assets. CEL-SCI reviews these assets in accordance with ASC 360-10-35-21 to determine if events or changes in circumstances indicate the existence of impairment. If indicators of impairment exist, the Company tests for recoverability, then, if necessary, measures and records the impairment. The amount of the impairment loss would be the amount by which the carrying amount of the asset (group) exceeds its fair value.

Use of Estimates – The preparation of financial statements in conformity with U.S. generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying disclosures.  These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, obsolescence of supplies used for research and development (R&D) and manufacturing, accruals, stock options, useful lives for depreciation and amortization of long-lived assets, right of use assets and lease liabilities, deferred tax assets and the related valuation allowance, and the valuation of derivative liabilities. Actual results could differ from estimates, although management does not generally believe such differences would materially affect the financial statements in any given year. Additionally, in calculating the right of use assets and lease liabilities, estimates and assumptions were used to determine the incremental borrowing rates and the expected lease terms.  The Company considers the estimates used in valuing the derivative liabilities and the lease assets and liabilities to be significant.

New Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), as amended. The amendments in ASU 2016-13 require, among other things, financial assets measured at amortized cost basis to be presented at the net amount expected to be collected as compared to previous U.S. GAAP which delayed recognition until it was probable a loss had been incurred. The amendments in ASU 2016-13 are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, with early adoption permitted. The Company currently does not have any such financial assets reported as of September 30, 2023, however, the Company will continue to evaluate the impact that adoption of ASU 2016-13 will have on its financial statements and related disclosures.

Other accounting standard updates effective for interim and annual periods beginning after September 30, 2023 are not expected to have a material impact on the Company’s financial statements.

4.   WARRANTS AND NON-EMPLOYEE OPTIONS

The following warrants and non-employee options are outstanding at September 30, 2023:

Warrant/Options	Issue Date	Shares Issuable upon Exercise of Warrants/ Options	Exercise Price	Expiration Date
Series N	8/18/2008	85,339	$3.00	8/18/2024
Series UU	6/11/2018	93,603	$2.80	6/30/2024
Series X	1/13/2016	120,000	$9.25	7/13/2024
Series Y	2/15/2016	26,000	$12.00	8/15/2024
Series MM	6/22/2017	333,432	$1.86	6/22/2024
Series NN	7/24/2017	200,087	$2.52	7/24/2024
Series RR	10/30/2017	234,009	$1.65	10/30/2024
Consultant Options	7/28/2017 – 9/2/2023	110,000	$1.39 - $2.18	7/27/2027 – 9/1/2028

The following warrants and non-employee options are outstanding at September 30, 2022:

Warrant/Options	Issue Date	Shares Issuable upon Exercise of Warrants/ Options	Exercise Price	Expiration Date
Series N	8/18/2008	85,339	$3.00	8/18/2024
Series UU	6/11/2018	93,603	$2.80	6/30/2024
Series X	1/13/2016	120,000	$9.25	7/13/2024
Series Y	2/15/2016	26,000	$12.00	8/15/2024
Series MM	6/22/2017	333,432	$1.86	6/22/2024
Series NN	7/24/2017	200,087	$2.52	7/24/2024
Series RR	10/30/2017	251,761	$1.65	10/30/2022
Series SS	12/19/2017	200,000	$2.09	12/18/2022
Series TT	2/5/2018	600	$2.24	2/5/2023
Consultant Options	7/28/2017 – 11/18/2020	15,000	$2.18 - $11.61	11/17/2022 - 7/27/2027

A.  Warrant Liabilities

There were no warrant liabilities outstanding at September 30, 2023 and 2022.

The gains/(losses) on the warrant liabilities for the years ended September 30 are as follows:

	2023	2022
Series W warrants	$-	$-
Series Z warrants	-	64,787
Series ZZ warrants	-	-
Series AA warrants	-	276,035
Series BB warrants	-	-
Series CC warrants	-	24,372
Series HH warrants	-	1,597
Net loss on warrant liabilities	$-	$366,791

The Company reviews all outstanding warrants in accordance with the requirements of ASC 815 , Accounting for Derivative Instruments and Hedging Activities.  This topic provides that an entity should use a two-step approach to evaluate whether an equity-linked financial instrument (or embedded feature) is indexed to its own stock, including evaluating the instrument’s contingent exercise and settlement provisions. The warrant agreements provide for adjustments to the exercise price for certain dilutive events.  Under the provisions of ASC 815, the warrants are not considered indexed to the Company’s stock because future equity offerings or sales of the Company’s stock are not an input to the fair value of a “fixed-for-fixed” option on equity shares, and equity classification is therefore precluded.

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

Exercise of Warrant Liabilities

No warrants recorded as liabilities were exercised during the year ended September 30, 2023.

The following warrants recorded as liabilities were exercised during the year ended September 30, 2022:

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series CC	15,205	$5.00	$76,025

B. Equity Warrants

Changes in Equity Warrants

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

Exercise of Equity Warrants

The following equity warrants were exercised during the year ended September 30, 2023.

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series RR	17,752	$1.65	$29,291
Series SS	200,000	2.09	418,000
	217,752		$447,291

The following equity warrants were exercised during the year ended September 30, 2022.

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series NN	10,000	$2.52	$25,200

C.  Options and Shares Issued to Consultants

The Company typically enters into consulting arrangements in exchange for common stock or stock options. During the years ended September 30, 2023 and 2022, the Company issued 249,997 and 156,547 shares, respectively, of common stock to consultants, all of which were restricted shares.  Under these arrangements, during the periods presented, the common stock was issued with stock prices ranging from $1.26 to $11.20 per share. The weighted average grant price was $1.83 and $4.59, respectively, for stock issued during the years ended September 30, 2023 and 2022.

During the years ended September 30, 2023 and 2022, the Company recorded total expense of approximately $656,000 and $762,000, respectively, relating to these consulting agreements. At September 30, 2023 and 2022, costs of approximately $205,000 and $295,000, respectively, are included in prepaid expenses.

During the year ended September 30, 2023, the Company issued 100,000 options to a consultant to purchase common stock with an exercise price of $1.39. These options vest 50% on September 2, 2024 and 50% on September 2, 2025 and expire on September 1, 2028. No options were issued to consultants during the year ended September 30, 2022. As of September 30, 2023, 110,000 options issued to consultants as payment for services remained outstanding, all of which were issued from the Non-Qualified Stock Option Plan.

5. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at September 30:

	2023	2022
Research equipment	$4,109,070	$4,095,022
Furniture and equipment	99,296	99,296
Leasehold improvements	13,924,724	13,544,394
	18,133,090	17,738,712
Accumulated depreciation and amortization	(7,944,964)	(5,849,683)

Net property and equipment	$10,188,126	$11,889,029

Depreciation expense for the years ended September 30, 2023 and 2022 totaled approximately $2,114,000 and $1,977,000 respectively.

6. PATENTS

Patents consist of the following at September 30:

	2023	2022
Patents	$853,445	$893,833
Accumulated amortization	(655,741)	(681,632)
Patents, net	$197,704	$212,201

During the years ended September 30, 2023 and 2022, there was no impairment of patent costs. The weighted average amortization period for patents is approximately 8 years. Amortization expense for the years ended September 30, 2023 and 2022 totaled approximately $38,000 and  $49,000, respectively.   The total estimated future amortization is as follows:

Years ending September 30,
2024	$32,000
2025	29,000
2026	25,000
2027	22,000
2028	19,000
Thereafter	71,000
$198,000

7. INCOME TAXES

At September 30, 2023 and 2022, the Company had net deferred tax assets of $60.0 million and $52.9 million, respectively. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset the net deferred tax assets. In assessing the realization of deferred tax assets, management considered whether it was more likely than not that some, or all, of the deferred tax assets will be realized.  The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income.  Management has considered the history of the Company’s operating losses and believes that the realization of the benefit of the deferred tax assets cannot be reasonably assured.

Pursuant to Section 382 of the Internal Revenue Code, or IRC, annual use of the Company’s net operating loss (NOL) carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. Such ownership change could result in annual limitations on the utilization of tax attributes, including NOL carryforwards and tax credits. The Company performed an estimated analysis to determine if any additional ownership changes occurred during the year ended September 30, 2023 and no such changes were identified. If changes in ownership occur after year end, NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

The Company had federal NOL carryforwards of approximately $123.1 million and $100.2 million at September 30, 2023 and 2022, respectively. Approximately $19.2 million of the NOL carryforwards begin to expire during the year ended September 30, 2023 and become fully expired by 2038 and approximately $103.9 million of NOL carryforwards, which were generated after the enactment of Tax Cuts and Jobs Act, have an indefinite life.  In addition, the Company has a general business credit as a result of the credit for increasing research activities (“R&D credit”) of approximately $1.2 million at September 30, 2023 and 2022.  The R&D credit expires during the fiscal year ended 2029.

Significant components of the Company’s deferred tax assets and liabilities as of September 30, 2023 and 2022 are listed below:

	2023	2022
NOL carryforwards	$30,829,000	$25,346,000
Capitalized R&D	15,196,000	15,042,000
Stock-based compensation	11,579,000	10,442,000
Lease liabilities	3,400,000	3,872,000
R&D credit	1,221,000	1,221,000
Vacation and other	298,000	307,000
Fixed assets and intangibles	168,000	-
Total deferred tax assets	62,691,000	56,230,000

Right of use assets	(2,713,000)	(3,244,000)
Fixed assets and intangibles	-	(44,000)
Total deferred tax liabilities	(2,713,000)	(3,288,000)

Net deferred tax asset	59,978,000	52,942,000
Valuation allowance	(59,978,000)	(52,942,000)
Ending balance	$-	$-

The Company has no federal or state current or deferred tax expense or benefit.  The Company’s effective tax rate differs from the applicable federal statutory tax rate.  The reconciliation of these rates is as follows for the years ended September 30:

	2023	2022
Federal rate	21.00%	21.00%
State rate change	(1.58)	(1.67)
State tax rate, net of federal benefit	4.05	4.34
Other adjustments	(1.62)	(0.28)
Permanent differences	0.00	0.21
Change in valuation allowance	(21.85)	(23.61)

Effective tax rate	0.00%	0.00%

The Company applies the provisions of ASC 740, Accounting for Uncertainty in Income Taxes, which requires financial statement benefits to be recognized for positions taken for tax return purposes when it is more likely than not that the position will be sustained.  The Company has elected to reflect any tax penalties or interest resulting from tax assessments on uncertain tax positions as a component of tax expense.  The Company has generated federal net operating losses in tax years ending September 30, 1999 through 2023.  The Company files income tax returns in the U.S. federal jurisdiction and various states. With few exceptions, the Company is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before September 30, 2020.

8.  EQUITY-BASED COMPENSATION

The Company recognized the following expenses for options issued or vested and restricted stock awarded during the year:

	Year Ended September 30,
	2023	2022
Employees	$6,286,231	$11,389,932
Non-employees	$655,740	$762,261

As of September 30, 2023, the total compensation cost related to non-vested options and restricted stock awarded to employees and non-employees not yet recognized was approximately $6.9 million and $0.3 million, respectively, and the weighted-average period over which it is expected to be recognized is 1.78 and 0.94 years, respectively.

During the years ended September 30, 2023 and 2022 the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions.

	2023	2022
Expected stock price volatility	99.18 – 100.18%	96.37 – 99.26%
Risk-free interest rate	3.41 – 4.25%	1.50 – 3.43%
Expected life of options	9.63 – 9.66 years	9.67 – 9.69 years
Expected dividend yield	-	-

Non-Qualified Stock Option Plans

During the year ended September 30, 2023, the Company adopted the 2023 Non-Qualified Stock Option Plan, which provides for the issuance of up to 2,000,000 options to purchase shares of common stock.  On August 8, 2023, the Company granted 1,958,500 options to purchase shares of common stock from the 2023 Non-Qualified Stock Option Plan to officers, directors and employees.  Each option entitles the holder to purchase one share of the Company’s common stock at a price of $1.36 per share, vests in three equal annual installments commencing one year after the grant date and expires on August 7, 2033.

During the year ended September 30, 2022, the Company adopted the 2022 Non-Qualified Stock Option Plan, which provides for the issuance of up to 2,000,000 options to purchase shares of common stock.  On November 19, 2021, the Company granted 250,000 performance-based stock options from the 2020 Non-Qualified Stock Option Plan to officers. Each option entitles the holder to purchase one share of the Company’s common stock at a price of $10.48 per share, the fair value on the date of issuance. The stock options will vest 100% upon approval of the first marketing application for any pharmaceutical based upon the Company’s Multikine technology in any of the USA, Canada, UK, Germany, France, Italy, Spain, Japan, or Australia.  None of the options will be exercisable before November 19, 2022.  All options which have not vested as of November 18, 2031 will be canceled.  On the grant date, the options were valued using a Monte Carlo Simulation approach. A Monte Carlo Simulation is a statistical technique that is used to model probabilistic systems and establish the probabilities for a variety of outcomes. However, because attainment of the performance condition cannot be considered probable, no compensation cost was recognized relating to these options as of September 30, 2023.  Management will re-assess the probability of achieving the performance condition at each reporting date.

At September 30, 2023, the Company has collectively authorized the issuance of 15,787,200 options to purchase shares of common stock under its Non-Qualified Stock Option Plans. Options typically vest over a three-year period and expire no later than ten years after the grant date. Terms of the options were determined by the Company’s Compensation Committee which administers the plans. The Company’s employees, directors, officers, and consultants or advisors are eligible to be granted options under the Non-Qualified Stock Option Plans.

Incentive Stock Option Plans – At September 30, 2023, the Company had collectively authorized the issuance of 138,400 options to purchase shares of common stock under its Incentive Stock Option Plans.  Options typically vest over a three-year period and expire no later than ten years after the grant date.  Terms of the options were determined by the Company’s Compensation Committee which administers the Plans.  Only the Company’s employees are eligible to be granted options under the Incentive Stock Option Plans.

Activity in the Company’s Non-Qualified and Incentive Stock Option Plans for the two years ended September 30, 2023 is summarized as follows:

Non-Qualified and Incentive Stock Option Plans

	Outstanding				Exercisable
	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at September 30, 2021	11,049,709	$10.08	7.93	$54,843,283	5,540,028	$5.77	6.96	$43,589,598
Vested	-				1,547,703	$8.60
Granted(a)	2,040,750	$4.24			-
Exercised	(6,500)	$4.59		$45,725	(6,500)	$4.59
Forfeited	(106,331)	$11.53			-
Expired	(13,614)	$97.50			(13,614)	$97.50
Outstanding at September 30, 2022	12,964,014	$9.06	7.35	$1,866,240	7,067,617	$6.21	6.21	$1,866,105
Vested	-				952,256	$8.41
Granted (b)	2,065,500	$1.37			-
Exercised	-				-
Forfeited	213,165	$9.19			-
Expired	(58,791)	$61.05			(58,791)	$61.05
Outstanding at September 30, 2023	14,757,558	$7.78	6.81	$0	7,961,082	$6.07	5.60	$0

(a)	The weighted average grant date fair value was $3.01.
(b)	Includes 1,965,500 performance based options issued to officers and directors, 100,000 options issued to consultants. The weighted average grant date fair value was $1.22.

A summary of the status of the Company’s un-vested options for the two years ended September 30, 2023 is presented below:

	Number of Options	Weighted Average Grant Date Fair Value
Unvested at September 30, 2021	5,509,681	$5.17
Vested	(1,547,703)	$7.37
Granted	2,040,750
Forfeited	(106,331)
Unvested at September 30, 2022	5,896,397	$3.63
Vested	(952,256)	$7.30
Granted	2,065,500
Forfeited	(213,165)
Unvested at September 30, 2023	6,796,476	$2.25

Incentive Stock Bonus Plan – On September 30, 2023, 610,500 of the shares granted under the 2014 Incentive Stock Bonus Plan remain outstanding, of which 463,250 shares are fully vested.  During the year ended September 30, 2023, 4,000 unvested shares were forfeited. The shares are being earned upon the achievement of certain milestones leading to the commercialization of the Company’s Multikine technology, or specified increases in the market price of the Company’s stock.  The fair value of the shares on the grant date was calculated using the market value on the grant-date for issuances where the attainment of performance criteria is likely and using a Monte Carlo Simulation for issuances where the attainment of performance criteria is uncertain.  The grant date fair value of shares issued that remain outstanding as of September 30, 2023 was approximately $8.6 million.  The total value of the shares, if earned, is being expensed over the requisite service periods for each milestone, provided the requisite service periods are rendered, regardless of whether the market conditions are met.  No compensation cost is recognized for awards where the requisite service period is not rendered.  During the years ended September 30, 2023 and 2022, the Company recorded expense relating to the issuance of restricted stock pursuant to the plan of approximately $(22,000) and $45,000, respectively.  As of September 30, 2023, all compensation expense related to the 2014 Incentive Stock Bonus Plan has been fully recognized.

A summary of the status of the Company’s restricted common stock issued from the Incentive Stock Bonus Plan for the two years ended September 30, 2023 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at September 30, 2021	151,250	$13.75
Forfeited	-
Vested	-
Unvested at September 30, 2022	151,250	$13.75
Forfeited	(4,000)
Vested	-
Unvested at September 30, 2023	147,250	$13.75

Stock Bonus Plans – As of September 30, 2023, the Company authorized to issue up to 1,283,760 shares of common stock from the Stock Bonus Plans and has issued a total of 512,972 shares of common stock under its Stock Bonus Plans.  All employees, directors, officers, consultants, and advisors are eligible to be granted shares.

Stock Compensation Plans – On September 30, 2023, 634,000 shares were authorized for issuance pursuant to the  Company’s Stock Compensation Plans, of which 153,195 shares were issued and outstanding.  No shares were issued from the Stock Compensation Plans during the years ended September 30, 2023 and 2022.

9. EMPLOYEE BENEFIT PLAN

The Company maintains a defined contribution retirement plan, qualifying under Section 401(k) of the Internal Revenue Code, subject to the Employee Retirement Income Security Act of 1974, as amended, and covering substantially all Company employees. Each participant’s contribution is matched by the Company with shares of common stock that have a value equal to 100% of the participant’s contribution, not to exceed the lesser of $10,000 or 6% of the participant’s total compensation. The Company’s contribution of common stock is valued each quarter based upon the closing bid price of the Company’s common stock. During the year ended September 30, 2023, 97,004 shares were issued to the Company’s 401(k) plan for a cost of approximately $208,000. During the year ended September 30, 2022, 52,882 shares were issued to the Company’s 401(k) plan for a cost of approximately $223,000.

10. COMMITMENTS AND CONTINGENCIES

Clinical Research Agreements

In April 2013, the Company entered into a co-development and revenue sharing agreement with Ergomed. Under the agreement, Ergomed will contribute up to $10 million towards the Company’s Phase III clinical study in the form of offering discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount. In October 2015, the Company entered into a second co-development and revenue sharing agreement with Ergomed for an additional $2 million, for a total of $12 million. The Company accounted for the co-development and revenue sharing agreement in accordance with ASC 808, Collaborative Arrangements. The Company determined the payments to Ergomed are within the scope of ASC 730, Research and Development. Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its Statements of Operations. Since the Company entered into the co-development and revenue sharing agreement with Ergomed, it has incurred research and development expenses of approximately $35.7 million related to Ergomed’s services. This amount is net of Ergomed’s discount of approximately $11.8 million. During the years ended September 30, 2023 and 2022, the Company recorded approximately $0.2 million and $0.5 million, respectively, as research and development expense related to Ergomed’s services. These amounts were net of Ergomed’s discount of approximately $0.1 million during both the years ended September 30, 2023 and 2022.

Lease Agreements

The Company leases a manufacturing facility near Baltimore, Maryland (the San Tomas lease). The building was remodeled in accordance with the Company’s specifications so that it can be used by the Company to manufacture Multikine for the Company’s Phase III clinical trial and sales of the drug if approved by the FDA or regulators in Canada, the UK or Europe. The lease is for a term of twenty years and requires annual base rent to escalate each year at 3%. The Company is required to pay all real estate and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease, which expires in October 2028.  The renewal options are not included in the calculation of the right of use asset and lease liability because exercise of those options is not reasonably certain.

As of September 30, 2023 and 2022, respectively, the net book value of the finance lease right of use asset is approximately $9.1 million and $10.9 million and the balance of the finance lease liability is approximately $11.7 million and $13.3 million, of which approximately $1.8 million and $1.6 million is current.  These amounts include the San Tomas lease as well as several other smaller finance leases for office equipment.  During the years ended September 30, 2023 and 2022, the finance right of use assets are being depreciated using a straight-line method over the underlying lease terms and depreciation expense totaled approximately $1.8 million and $1.8 million, respectively. Total cash paid related to finance leases during the years ended September 30, 2023 and 2022, respectively, was approximately $2.6 million and $2.5 million, of which approximately $1.1 million and $1.2 million was for interest in both years. The weighted average discount rate of the Company’s finance leases is 8.44% and the weighted average time to maturity is 5.09 years.

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

The Company was required to deposit the equivalent of one year of base rent in accordance with the original lease.  Because the Company met the minimum cash balance required by the lease, the full balance of the deposit was returned to the Company in January 2022. However, on January 11, 2023, the Company was required to deposit approximately $2.3 million to its landlord, equivalent to one year’s rent, for falling back below the stipulated cash threshold in accordance with the San Tomas lease. The amount will be included as an asset on the balance sheet until the Company meets the minimum cash balance required and the deposit is returned.

Approximate future minimum lease payments under finance leases as of September 30, 2023 are as follows:

Year ending September 30,
2024	2,655,000
2025	2,740,000
2026	2,832,000
2027	2,923,000
2028	3,015,000
Thereafter	252,000
Total future minimum lease obligation	14,417,000
Less imputed interest on finance lease obligations	(2,696,000)
Net present value of lease finance lease obligations – current portion	1,772,000
Net present value of lease finance lease obligations – non-current portion	$9,949,000

The Company leases two facilities under operating leases.  The lease for the Company’s office headquarters will expire on November 30, 2025.  The lease for its research and development laboratory and will expire on February 29, 2032. The operating leases include escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the terms of the leases.

As of September 30, 2023, the net book value of the operating lease right of use asset is approximately $1.7 million and the balance of the operating lease liability is approximately $1.9 million, of which approximately $0.2 million is current.  As of September 30, 2022, the net book value of the operating lease right of use asset is approximately $1.9 million and the balance of the operating lease liability is approximately $2.1 million, of which approximately $0.2 million is current.  During the years ended September 30, 2023 and 2022 the Company incurred lease expense under operating leases of approximately $0.4 million each year. Total cash paid related to operating leases during the years ended September 30, 2023 and 2022 was approximately $0.3 million each year.  The weighted average discount rate of the Company’s operating leases is 10.2% and the weighted average time to maturity is 7.74 years.

As of September 30, 2023, future minimum lease payments on operating leases are as follows:

Year ending September 30,
2024	357,000
2025	366,000
2026	287,000
2027	277,000
2028	285,000
Thereafter	1,040,000
Total future minimum lease obligation	2,612,000
Less imputed interest on operating lease obligation	(762,000)
Net present value of operating lease obligation – current portion	197,000
Net present value of operating lease obligation – non-current portion	$1,653,000

Vendor Obligations

The Company has contingent obligations with vendors for work that will be completed in relation to the Phase III clinical trial.  The timing of these obligations cannot be determined at this time.  The Company estimates it will incur additional expenses of approximately $0.7 million for the remainder of the Phase III clinical trial and the filing of the clinical study report with the FDA.  This estimate is based only on the information currently available from the Clinical Research Organizations responsible for managing the Phase III clinical trial and does not include other related costs.

11. RELATED PARTY TRANSACTIONS

During the year ended September 30, 2023, no restricted shares of the Company’s common stock were purchased by related parties.

On October 28, 2022, the expiration date of the Series RR warrants was extended two years from October 30, 2022 to October 30, 2024 (Note 4).  The incremental cost of this extension was approximately $172,000, which was recorded as a deemed dividend. The Series RR warrants are held by Geert Kersten, Patricia Prichep (current officers of the Company) and the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary.

On June 13, 2022, the expiration dates of the Series N, Series X, Series Y, Series UU, Series MM and Series NN warrants were extended two years (Note 4).  The incremental costs of the warrant extensions were recorded consistent with the accounting for the initial warrant issuances.  The incremental costs of the Series N, Series X and Series Y warrant extensions were recorded as a deemed dividend and totaled approximately $294,000 for the year ended September 30, 2022.  The Series N and Series X warrants are held by the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a trustee and beneficiary.  The incremental cost of the Series MM, Series NN and Series UU warrant extensions of approximately $635,000 was recorded as a deemed dividend because there are no longer any notes payable associated with these warrants at the time of modification.  The Series UU warrants and a portion of the Series MM and Series NN warrants are held by Geert Kersten, Patricia Prichep and the de Clara Trust.

12. STOCKHOLDERS’ EQUITY

Exercise of Warrants

During the years ended September 30, 2023 and 2022, the Company received proceeds of approximately $0.4 million and $0.1 million, respectively, from the exercise of warrants, as detailed in Note 4.  Upon exercise, 217,752 and 25,205 shares of common stock were issued during the years ended September 30, 2023 and 2022, respectively.

Sales of Securities

On May 2, 2023, the Company sold 913,234 shares of common stock at a public offering price of $1.70 per share and received aggregate proceeds of approximately $1.55 million.  On July 20, 2023, the Company sold 2,500,000 shares of common stock at a public offering price of $2.00 per share and received aggregate proceeds of approximately $5.0 million.

There were no sales of securities during the fiscal year ended September 30, 2022.

Other Equity Transactions

The Company entered into Securities Purchase Agreements (SPA) with Ergomed plc, one of the Company’s Clinical Research Organizations responsible for managing the Company’s Phase III clinical trial, to facilitate payment of amounts due Ergomed.  Under the Agreements, the Company issued Ergomed shares of common stock and the net proceeds from the sales of those shares reduces outstanding amounts due Ergomed.  Upon issuance, the Company expenses the full value of the shares as Other non-operating gain/loss and subsequently offsets the expense as amounts are realized through the sale by Ergomed and reduces accounts payable to Ergomed.

During the years ended September 30, 2023 and 2022, CEL-SCI did not issue Ergomed any shares of common stock. Additionally, no shares were sold during the years ended September 30, 2023 and 2022. All outstanding shares have been resold as of September 30, 2023 and 2022 and the Company had approximately $0 and $22,000 in amounts remaining in prepaid to Ergomed as of September 30, 2023 and 2022, respectively.

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

o

Level 2 – Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and amounts derived from valuation models where all significant inputs other than quoted prices that are observable for the asset or liability are observable in active markets

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

The Company purchased short-term T-bills during the year ended September 30, 2021 that are classified as trading securities.  Quoted market prices were applied to determine the fair value of short-term investments, therefore they were categorized as Level 1 on the fair value hierarchy. The T-bills were recorded at fair market value, which includes an unrealized gain of approximately $6,000.  The T-bills matured in December 2021 and yield a weighted average interest rate of 0.10%. The Company is not holding any T-bills as of September 30, 2023 and September 30, 2022.

As of September 30, 2023 and 2022, there were no derivative liabilities outstanding.

The following sets forth the reconciliation of beginning and ending balances related to fair value measurements using significant unobservable inputs (Level 3), as of September 30:

	2023	2022
Beginning balance	$-	$437,380
Issuances	-	-
Exercises	-	(70,589)
Net realized and unrealized derivative loss	-	(366,791)
Ending balance	$-	$-

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

The following table provides a reconciliation of the numerators and denominators of the basic and diluted per-share computations:

	Year ended September 30,
	2023	2022
Loss per share – basic and diluted
Net loss available to common shareholders – basic and diluted	$(32,365,855)	$(37,629,803)
Weighted average shares outstanding – basic and diluted	44,479,865	43,148,888
Basic and diluted loss per common share	$(0.73)	$(0.87)

In accordance with the contingently issuable shares guidance of ASC 260, Earnings Per Share, the calculation of diluted net loss per share excludes the following dilutive securities because their inclusion would have been anti-dilutive as of September 30:

	2023	2022
Options and warrants	15,850,028	14,274,836
Unvested restricted stock	147,250	151,250
Total	15,997,278	14,426,086

15.  SUBSEQUENT EVENTS

On November 20, 2023, the Company sold 2,490,000 shares of common stock to a single investor at a public offering price of $2.00 per share for aggregate net proceeds of approximately $4.5 million.

In accordance with Section 13 or 15(a) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 21st day of December 2023.

CEL-SCI CORPORATION

By:	/s/ Geert Kersten
Geert Kersten, Chief Executive Officer

Pursuant to the requirements of the Securities Act of l934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Geert Kersten	Chief Executive, Principal	December 21, 2023
Geert R. Kersten	Accounting and Financial Officer and a Director

/s/ Peter Young	Director	December 21, 2023
Dr. Peter R. Young

/s/ Bruno Baillavoine	Director	December 21, 2023
Bruno Baillavoine

/s/ Robert Watson	Director	December 21, 2023
Robert Watson

/s/ Gail Naughton	Director	December 21, 2023
Gail Naughton

CEL-SCI CORPORATION

FORM 10-K

EXHIBITS