Form 10-Q
period 2023-12-31
CEL SCI CORP
filed 2024-02-14
CIK 725363

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes ☐     No ☒

Class of Stock	No. Shares Outstanding	Date
Common	50,104,231	February 7, 2024

PART I FINANCIAL INFORMATION

CEL-SCI CORPORATION
CONDENSED BALANCE SHEETS

	DECEMBER 31,	SEPTEMBER 30,
ASSETS	2023	2023
	(UNAUDITED)
Current assets:
Cash and cash equivalents	$3,241,440	$4,145,735
Prepaid expenses	549,835	520,368
Supplies used for R&D and manufacturing	2,347,049	2,248,072
Deposits	16,129	4,245

Total current assets	6,154,453	6,918,420

Finance lease right of use assets	8,680,732	9,131,987
Operating lease right of use assets	1,649,020	1,698,243
Property and equipment, net	9,644,158	10,188,126
Patent costs, net	188,294	197,704
Deposits	2,319,101	2,319,101
Supplies used for R&D and manufacturing	74,457	74,669

Total assets	$28,710,215	$30,528,250

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,144,425	$2,009,786
Accrued expenses	985,657	1,049,581
Due to employees	705,698	557,244
Finance lease obligation, current portion	1,827,363	1,771,804
Operating lease obligation, current portion	204,167	197,431

Total current liabilities	4,867,310	5,585,846

Finance lease obligations, net of current portion	9,468,149	9,949,565
Operating lease obligations, net of current portion	1,599,496	1,652,949
Other liabilities	125,000	125,000

Total liabilities	16,059,955	17,313,360

Commitments and contingencies (refer to Note E)

STOCKHOLDERS' EQUITY
Preferred stock, $0.01 par value; 200,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.01 par value; 600,000,000 shares authorized; 50,018,601 and 47,422,304 shares issued and outstanding at December 31, 2023 and September 30, 2023, respectively	500,186	474,223
Additional paid-in capital	505,950,994	499,832,063
Accumulated deficit	(493,800,920)	(487,091,396)

Total stockholders' equity	12,650,260	13,214,890

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$28,710,215	$30,528,250

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED DECEMBER 31, 2023 and 2022
(UNAUDITED)

	2023	2022

Operating expenses:
Research and development	$4,352,509	$5,392,546
General and administrative	2,133,378	2,258,003
Total operating expenses	6,485,887	7,650,549

Operating loss	(6,485,887)	(7,650,549)

Interest expense, net	(197,696)	(152,789)
Other expense	(25,941)	(50,171)

Net loss	(6,709,524)	(7,853,509)
Modification of warrants	-	(171,552)

Net loss available to common shareholders	$(6,709,524)	$(8,025,061)

Net loss per common share – basic and diluted	$(0.14)	$(0.18)
Weighted average common shares outstanding – basic and diluted	48,470,600	43,440,387

See notes to condensed financial statements.

CEL-SCI CORPORATION

STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT SEPTEMBER 30, 2023	47,422,304	$474,223	$499,832,063	$(487,091,396)	$13,214,890

401(k) contributions paid in common stock	17,724	177	48,730	-	48,907
Stock issued to nonemployees for service	88,573	886	201,421	-	202,307
Proceeds from the sale of common stock	2,490,000	24,900	4,955,100	-	4,980,000
Equity based compensation – employees	-	-	1,383,909	-	1,383,909
Share issuance costs	-	-	(470,229)	-	(470,229)
Net loss	-	-	-	(6,709,524)	(6,709,524)
BALANCES AT DECEMBER 31, 2023	50,018,601	$500,186	$505,950,994	$(493,800,920)	$12,650,260

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

BALANCES AT SEPTEMBER 30, 2022	43,448,317	$434,484	$486,625,816	$(454,897,093)	$32,163,207

Warrant exercises	217,752	2,177	445,114	-	447,291
401(k) contributions paid in common stock	21,331	213	49,965	-	50,178
Stock issued to nonemployees for service	40,236	402	91,221	-	91,623
2014 incentive stock forfeited	(2,000)	(20)	(11,080)	-	(11,100)
Equity based compensation – employees	-	-	1,703,931	-	1,703,931
Net loss	-	-	-	(7,853,509)	(7,853,509)
BALANCES AT DECEMBER 31, 2022	43,725,636	$437,256	$488,904,967	$(462,750,602)	$26,591,621

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2023 and 2022
(UNAUDITED)

	2023	2022

Net loss	$(6,709,524)	$(7,853,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,004,633	988,543
Non-cash lease expense	2,504	5,078
Share-based payments for services	218,386	148,858
Equity-based compensation	1,383,909	1,692,831
Common stock contributed to 401(k) plan	48,907	50,178
(Increase)/decrease in assets:
Prepaid expenses	(100,546)	111,537
Supplies used for R&D and manufacturing	(98,765)	212,687
Deposits	(11,884)	-
Increase/(decrease) in liabilities:
Accounts payable	(765,078)	(115,285)
Accrued expenses	(8,924)	13,346
Due to employees	148,454	79,087

Net cash used in operating activities	(4,887,928)	(4,666,649)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(51,650)	(53,580)
Expenditures for patent costs	(13,211)	-

Net cash used in investing activities	(64,861)	(53,580)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	4,980,000	-
Payments of stock issuance costs	(504,913)	(9,010)
Proceeds from the exercise of warrants	-	447,291
Payments on obligations under finance leases	(426,593)	(372,871)

Net cash provided by financing activities	4,048,494	65,410

NET DECREASE IN CASH AND CASH EQUIVALENTS	(904,295)	(4,654,819)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,145,735	22,672,138

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,241,440	$18,017,319

See notes to condensed financial statements.

CEL-SCI CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED DECEMBER 31, 2023 and 2022
(UNAUDITED)

	2023	2022
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Property and equipment purchases included in current liabilities	$-	$105,318
Finance lease obligation included in accounts payable	$714	$1,853
Prepaid consulting services paid with issuance of common stock	$202,307	$91,623
Financing costs included in current liabilities	$43,019	$-

Cash paid for interest	$244,659	$277,853

See notes to condensed financial statements.

CEL-SCI CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022 (UNAUDITED)

A. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying condensed financial statements of CEL-SCI Corporation (the “Company”) are unaudited and certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. While management of the Company believes that the disclosures presented are adequate to make the information presented not misleading, these interim condensed financial statements should be read in conjunction with the financial statements and notes included in the Company’s annual report on Form 10-K for the year ended September 30, 2023.

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (all of which are of a normal recurring nature) and disclosures necessary for a fair presentation of the Company’s financial position as of December 31, 2023 and the results of its operations for the three months then ended. The condensed balance sheet as of September 30, 2023 is derived from the September 30, 2023 audited financial statements.

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

Share-Based Compensation – Compensation cost for all share-based awards is measured at fair value as of the grant date in accordance with the provisions of ASC 718, Compensation – Stock Compensation (“ASC 718”). The fair value of stock options is calculated using the Black-Scholes option pricing model. The Black-Scholes model requires various judgmental assumptions including volatility and expected option life. The share-based compensation cost is recognized using the straight-line method as expense over the requisite service or vesting period.

The Company has Incentive Stock Option Plans, Non-Qualified Stock Option Plans, Stock Compensation Plans, Stock Bonus Plans and an Incentive Stock Bonus Plan. These Plans are collectively referred to as the "Plans". All Plans have been approved by the Company’s stockholders.

The Company’s stock options are not transferable, and the actual value of the stock options that an employee may realize, if any, will depend on the excess of the market price on the date of exercise over the exercise price. For options issued with service conditions only, the Company has based its assumption for stock price volatility on the variance of daily closing prices of the Company’s stock. The risk-free interest rate assumption is based on the U.S. Treasury rate at the date of grant with the term equal to the expected life of the option. Forfeitures are accounted for when they occur. The expected term of options represents the period that options granted are expected to be outstanding and has been determined based on an analysis of historical exercise behavior. If any of the assumptions used in the Black-Scholes model change significantly, share-based compensation expense for new awards may differ materially in the future from that recorded in the current period.

Restricted stock granted under the Incentive Stock Bonus Plan and options granted under the Non-Qualified Stock Option Plans are subject to service, performance and market conditions and meet the classification of equity awards. These awards were measured at fair value on the grant dates using a Monte Carlo simulation for issuances where the attainment of performance criteria is uncertain. The total compensation cost will be expensed over the estimated requisite service period.

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

Income Taxes – The Company accounts for income taxes in accordance with the provisions of ASC 740, Income Taxes, on a tax jurisdiction basis. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating and tax loss carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance to reduce the deferred tax assets to the amount that is more likely than not to be recognized. A full valuation allowance was recorded against the deferred tax assets as of December 31, 2023 and September 30, 2023.

Impairment of long-lived assets – CEL-SCI’s fixed assets are made up of leasehold improvements, furniture, and equipment. ASC 360-10 requires that a long-lived asset group be reviewed for impairment only when events or changes in circumstances indicate that the carrying amount of the long-lived asset (group) might not be recoverable. CEL-SCI’s recurring losses are a triggering event that could indicate impairment of long-lived assets such as fixed assets. CEL-SCI reviews these assets to determine if events or changes in circumstances indicate the existence of impairment. If indicators of impairment exist, the Company tests for recoverability, then, if necessary, measures and records the impairment. The amount of the impairment loss would be the amount by which the carrying amount of the asset (group) exceeds its fair value.

Use of Estimates – The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and the accompanying disclosures. These estimates are based on management’s best knowledge of current events and actions the Company may undertake in the future. Estimates are used in accounting for, among other items, inventory obsolescence, accruals, stock options, useful lives for depreciation and amortization of long-lived assets, right of use assets and lease liabilities, deferred tax assets and the related valuation allowance. Actual results could differ from estimates, although management does not generally believe such differences would materially affect the financial statements in any given year. Additionally, in calculating the right of use assets and lease liabilities, estimates and assumptions were used to determine the incremental borrowing rates and the expected lease terms. The Company considers the estimates used in valuing the stock options and the lease assets and liabilities to be significant.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. The amendments in ASU 2016-13 replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information. ASU 2016-13 was effective for SEC filers, excluding smaller reporting companies, for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. As a smaller reporting company, the Company was permitted to adopt the new standard for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. Effective October 1, 2023, the Company adopted ASU 2016-13 using a modified retrospective transition method. The adoption of ASU 2016-13 had no impact on the Company’s financial position, results of operations, or cash flows.

New Accounting Pronouncements – The Company has considered all recently issued accounting pronouncements and does not believe the adoption of such pronouncements will have a material impact on its financial statements.

B. LIQUIDITY

The Company has incurred significant costs since its inception for the acquisition of certain proprietary technology and scientific knowledge relating to the human immunological defense system, patent applications, research and development, administrative costs, construction and expansion of manufacturing and laboratory facilities and conducting clinical trials. The Company has funded such costs primarily with proceeds from loans and the public and private sale of its securities. The Company will be required to raise additional capital or find additional long-term financing to continue with its efforts to bring Multikine, the Company’s lead investigational therapy, to market. The ability to raise capital may be dependent upon market conditions that are outside the control of the Company. The ability of the Company to obtain approval from any regulatory agency for the sale of products to be developed on a commercial basis is uncertain. Ultimately, the Company must complete the development of its products, obtain the appropriate regulatory approvals and obtain sufficient revenues to support its cost structure.

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

C. STOCKHOLDERS’ EQUITY

Proceeds from the Sale of Common Stock

In November 2023, the Company sold 2,490,000 shares of common stock at a public offering price of $2.00 per share and received aggregate gross proceeds of approximately $5.0 million.

Equity Compensation

Underlying share information for equity compensation plans as of December 31, 2023 is as follows:

Name of Plan	Total Shares Reserved Under Plans
Incentive Stock Option Plans	138,400
Non-Qualified Stock Option Plans	15,787,200
Stock Bonus Plans	1,283,760
Stock Compensation Plans	634,000
Incentive Stock Bonus Plan	640,000

 Stock option activity:

	Three Months Ended December 31,
	2023	2022
Options granted	-	2,500
Options exercised	-	-
Options forfeited	11,000	96,832
Options expired	-	45,400

Share-Based Compensation Expense:

	Three Months Ended December 31,
	2023	2022
Employees	$1,383,909	$1,692,831
Non-employees	$218,386	$148,858

Employee compensation expense includes the expense related to options and restricted stock that is expensed over the vesting periods. Non-employee expense includes the expense related to options and stock issued to consultants expensed over the period of the related service contracts.

Warrants and Non-Employee Options

The following chart represents the warrants and non-employee options outstanding at December 31, 2023:

Warrant/ Options	Issue Date	Shares Issuable upon Exercise of Warrants/ Options	Exercise Price	Expiration Date
Series N	8/18/2008	85,339	$3.00	8/18/2024
Series UU	6/11/2018	93,603	$2.80	6/30/2024
Series X	1/13/2016	120,000	$9.25	7/13/2024
Series Y	2/15/2016	26,000	$12.00	8/15/2024
Series MM	6/22/2017	333,432	$1.86	6/22/2024
Series NN	7/24/2017	200,087	$2.52	7/24/2024
Series RR	10/30/2017	234,009	$1.65	10/30/2024
Consultant Options	7/28/2017 – 9/2/2023	110,000	$1.39 - $2.18	7/27/2027 - 9/1/2028

1. Equity Warrants

Changes in Equity Warrants

No warrants recorded as equity were exercised during the three months ended December 31, 2023. The following warrants recorded as equity were exercised during the three months ended December 31, 2022.

Warrants	Warrants Exercised	Exercise Price	Proceeds
Series RR	17,752	$1.65	$29,291
Series SS	200,000	$2.09	418,000
	217,752		$447,291

No warrants recorded as equity expired or were extended during the three months ended December 31, 2023. On October 28, 2022, the expiration date of the Series RR warrants was extended two years from October 30, 2022 to October 30, 2024. The incremental cost of this extension was approximately $172,000, which was recorded as a deemed dividend in the financial statements for the three months ended December 31, 2022. The Series RR warrants are held by Geert Kersten, Patricia Prichep (current Officers of the Company) and the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary.

2. Options and Shares Issued to Consultants

During the three months ended December 31, 2023 and 2022, the Company issued 88,573 and 40,236 shares, respectively, of restricted common stock to consultants for services. The weighted average grant date fair value of the shares issued to consultants was $1.56 and $2.53 during the three months ended December 31, 2023 and 2022, respectively.

No options were issued to a consultant during the three months ended December 31, 2023. During the three months ended December 31, 2022, 5,000 options with an exercise price of $11.61 issued to a consultant expired.

During the three months ended December 31, 2023 and 2022, the Company recorded total expense of approximately $218,000 and $149,000, respectively, relating to the share-based compensation under various consulting agreements. On December 31, 2023 and September 30, 2023, consulting fees of approximately $134,000 and $205,000, respectively, are included in current assets as prepaid expenses and will be amortized over the remaining service periods.

D. RELATED PARTY TRANSACTIONS

During the three months ended December 31, 2023, no restricted shares of the Company’s common stock were purchased by related parties.

On October 28, 2022, the expiration date of the Series RR warrants was extended two years from October 30, 2022 to October 30, 2024 (Note C). The incremental cost of this extension was approximately $172,000, which was recorded as a deemed dividend. The Series RR warrants are held by Geert Kersten, Patricia Prichep (current officers of the Company) and the de Clara Trust, of which the Company’s CEO, Geert Kersten, is a beneficiary.

E. COMMITMENTS AND CONTINGENCIES

Clinical Research Agreement

Under co-development and revenue sharing agreements with Ergomed, Ergomed agreed to contribute up to $12 million towards the Company’s Phase 3 Clinical Trial in the form of discounted clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specific maximum amount. The Company accounted for the co-development and revenue sharing agreements in accordance with ASC 808, Collaborative Arrangements. The Company determined the payments to Ergomed are within the scope of ASC 730, Research and Development. Therefore, the Company records the discount on the clinical services as a credit to research and development expense on its statements of operations. Since the inception of the agreement with Ergomed, the Company has incurred research and development expenses of approximately $35.8 million for Ergomed’s services. This amount is net of Ergomed’s discount of approximately $11.9 million. During the three months ended December 31, 2023 and 2022, the Company recorded, net of Ergomed’s discount, approximately $0.1 million for each quarter as research and development expense related to Ergomed’s services.

Lease Agreements

The Company leases a manufacturing facility near Baltimore, Maryland (the San Tomas lease). The building was remodeled in accordance with the Company’s specifications so that it can be used by the Company to manufacture Multikine for the Company’s Phase 3 clinical trial and sales of the drug if approved by any regulatory agency. The lease is for a term of twenty years and requires annual base rent to escalate each year at 3%. The Company is required to pay all real estate and personal property taxes, insurance premiums, maintenance expenses, repair costs and utilities. The lease allows the Company, at its election, to extend the lease for two ten-year periods or to purchase the building at the end of the 20-year lease, which expires in October 2028. The renewal options are not included in the calculation of the right of use asset and lease liability because exercise of those options is not reasonably certain.

The San Tomas lease is classified as a finance lease on the Company’s balance sheet, as well as several other smaller finance leases for office equipment. The finance right of use assets are being depreciated using the straight-line method over the underlying lease terms. Total cash paid related to finance leases during the three months ended December 31, 2023 and 2022 was approximately $0.7 million, of which approximately $0.2 and $0.3 million was for interest, respectively. As of December 31, 2023, the weighted average discount rate of the Company’s finance leases is 8.44% and the weighted average time to maturity is 4.83 years.

On January 11, 2023, the Company was required to deposit approximately $2.3 million to its landlord, equivalent to one year’s rent, for falling below the stipulated cash threshold in accordance with the San Tomas lease. The amount will be included as an asset on the balance sheet until the Company meets the minimum cash balance required and the deposit is returned.

Approximate future minimum lease payments under finance leases as of December 31, 2023 are as follows:

Nine months ending September 30, 2024	$1,995,000
Year ending September 30,
2025	2,741,000
2026	2,832,000
2027	2,923,000
2028	3,015,000
2029	252,000
Thereafter	-
Total future minimum lease obligation	13,758,000
Less imputed interest on finance lease obligations	(2,463,000)
Net present value of financing lease obligations	11,295,000
Less net present value of financing lease obligations – current portion	(1,827,000)
Net present value of financing lease obligations - non-current portion	$9,468,000

The Company leases two facilities under operating leases. The lease for the Company’s office headquarters will expire on November 30, 2025. The lease for its research and development laboratory was renewed in September 2021 for an additional ten years and will expire on February 29, 2032. The renewal was considered a modification for accounting purposes and the right of use asset and liability were remeasured as of the date of the renewal. The operating leases include escalating rental payments. The Company is recognizing the related rent expense on a straight-line basis over the terms of the leases. The Company incurred lease expense for operating leases of approximately $0.1 for both the three months ended December 31, 2023 and 2022. Total cash paid related to operating leases during the three months ended December 31, 2023 and 2022 was approximately $0.1 million for each quarter. The weighted average discount rate of the Company’s operating leases is 10.19% and the weighted average time to maturity is 7.74 years.

As of December 31, 2023, future minimum lease payments on operating leases are as follows:

Nine months ending September 30, 2024	$268,000
Year ending September 30,
2025	366,000
2026	287,000
2027	277,000
2028	285,000
2029	294,000
Thereafter	746,000
Total future minimum lease obligation	2,523,000
Less imputed interest on operating lease obligation	(720,000)
Net present value of operating lease obligations	1,803,000
Less net present value of operating lease obligations - current portion	(204,000)
Net present value of operating lease obligations - non-current portion	$1,599,000

 G. PATENTS

During the three months ended December 31, 2023 and 2022, there was no impairment of patent costs. The weighted average amortization period for patents is approximately 8 years. Amortization expense for the three months ended December 31, 2023 and 2022 totaled approximately $9,000 and $10,000, respectively. The total estimated future amortization is as follows:

Nine months ending September 30, 2024	$23,000
Year ending September 30,
2025	29,000
2026	25,000
2027	22,000
2028	19,000
2029	16,000
Thereafter	54,000
Total	$188,000

H. LOSS PER COMMON SHARE

Basic loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants and unveseted restricted stock are not included in the computation of diluted net loss per share if their effect would be anti-dilutive.

The following table provides a reconciliation of the numerators and denominators of the basic and diluted loss per-share computations:

	Three months ended December 31,
	2023	2022
Loss per share – basic and diluted
Net loss available to common – basic and diluted	$(6,709,524)	$(8,025,061)
Weighted average shares outstanding – basic and diluted	48,470,600	43,440,387
Basic and diluted loss per common share	$(0.14)	$(0.18)

In accordance with the contingently issuable shares guidance of ASC 260, Earnings Per Share, the calculation of diluted net earnings (loss) per share excludes the following securities because their inclusion would have been anti-dilutive as of December 31:

	2023	2022
Options and Warrants	15,839,028	13,917,352
Unvested Restricted Stock	147,250	149,250
Total	15,986,278	14,066,602

J. SUBSEQUENT EVENTS

On February 9, 2024, the Company sold 3,875,000 shares of common stock at a public offering price of $2.00 per share for gross proceeds of approximately $7.8 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company Overview

CEL-SCI Corporation is a clinical-stage biotechnology company dedicated to research and development directed at improving the treatment of cancer and other diseases by using the immune system, the body’s natural defense system. CEL-SCI is currently focused on the development of the following product candidates and technologies:

1)	Multikine, an investigational immunotherapy under development for the potential treatment of certain head and neck cancers; and

2)	L.E.A.P.S. (Ligand Epitope Antigen Presentation System) technology, or LEAPS, with several product candidates, under development for the potential treatment of rheumatoid arthritis.

Multikine (Leukocyte Interleukin, Injection) is the full name of this investigational therapy, which, for simplicity, is referred to in this report as Multikine. Multikine is the trademark that the Company has registered for this investigational therapy, and this proprietary name is subject to FDA review under the Company’s future anticipated regulatory submission for approval. None of the Company’s product candidates have been approved for sale, barter or exchange by the Food and Drug Administration (FDA) or any other regulatory agency for any use to treat disease in humans nor has the safety or efficacy of these products been established for any use. There can be no assurance that obtaining marketing approval from the FDA in the United States and by comparable agencies in most foreign countries will be granted.

MULTIKINE AND THE PHASE III CLINICAL TRIAL RESULTS

Immunotherapy is a large, high growth market. Immunotherapies use the patient’s own immune system to fight disease. These “targeted therapies” are at the forefront of modern cancer research. A recent Bloomberg report from January 2023 asserted that:

The global cancer immunotherapy market is expected to reach USD $196.45 billion by 2030, registering CAGR of 7.2% during the forecast period, according to a new report by Grand View Research, Inc. The rising adoption of immunotherapy over other therapy options for cancer owing to its targeted action is anticipated to increase the adoption during the forecast period. Moreover, increasing regulatory approvals from authoritarian establishments for novel immunotherapy used for oncology is also expected to further fuel the market growth. (https://www.bloomberg.com/press-releases/2023-01-18/cancer-immunotherapy-market-worth-196-45-billion-by-2030-grand-view-research-inc)

CEL-SCI hopes to participate in this growing market with its lead investigational therapy Multikine® (Leukocyte Interleukin, Injection). Multikine has already been tested in approximately 750 human patients in multiple clinical trials, including a well-controlled, multicenter, global, 928 patient Phase III randomized controlled trial. Multikine is unique among approved cancer immunotherapies because it is given first, right after diagnosis and before surgery. CEL-SCI believes that the Phase III clinical trial demonstrated that Multikine caused tumors to reduce in size and/or caused the disease to “downstage” within just a few weeks of treatment before surgery. Importantly, patients with these reductions and/or downstages had their risk of death cut in half at five years of follow up. CEL-SCI is in discussions with regulators in Europe, the U.K., the U.S., and Canada with a view to obtaining marketing authorization and approval for immediate patient access to Multikine without waiting for the results of a confirmatory trial.

In 2023, the Multikine target patient population is estimated to include about 145,000 patients per year worldwide, with more than two-thirds of those outside the United States. Global growth rates of eligible cases are expected to rise 30% by 2030. (https://www.ncbi.nlm.nih.gov/pmc/articles/PMC10304137)

What is Multikine and who is it for? Multikine is a biological medicinal immunotherapy comprised of a mixture of natural cytokines and small biological molecules. Multikine is injected around the tumor and adjacent lymph nodes for three weeks as a first-line treatment before the standard of care (SOC), which is surgery followed by either radiotherapy or chemoradiotherapy. Multikine’s rationale for use is to incite a locoregional immune response against the tumor before the local immune system has been compromised by the standard of care and/or disease progression.

The Multikine target population is treatment-naïve adult patients with resectable locally advanced primary squamous cell carcinoma of the head and neck (SCCHN) in the oral cavity or soft palate and who have:

•	No lymph node involvement (via PET scan)
•	Low PD-L1 tumor expression (TPS<10) (via biopsy)

PD-L1 is a protein receptor on the tumor cell surface that helps the tumor repel the immune system. CEL-SCI believes that patients with tumors having low PD-L1 would be more likely to respond to Multikine because their tumors have lower defenses against the patient’s immune system. CEL-SCI estimates that patients with tumors having low PD-L1 represent about 70% of locally advanced primary SCCHN patients.

Multikine leads to longer survival with no safety issues. Clinical investigations of Multikine have demonstrated in the randomized controlled Phase III trial (RCT) the following in the target population:

•	risk of death cut in half at five years versus the control;
•	28.6% absolute 5-year overall survival benefit versus control (p=0.0015);
•	0.349 hazard ratio vs control (95% CIs [0.18, 0.66], Wald p=0.0012);
•	>35% rate of pre-surgery reductions and/or downstages (p<0.01); and
•	low PD-L1 tumor expression (vs high PD-L1 where Keytruda and Opdivo work best).

There were no demonstrable safety signals or toxicities observed in approximately 750 Multikine-treated subjects across multiple clinical trials. Adverse event (AE) and serious adverse event (SAE) incidences were not significantly different among treatment and control groups. There were no Multikine-related deaths and only two discontinuations. Multikine-related AEs before surgery were local and resolved after surgery. Although the literature reports that some of Multikine’s components may be toxic when administered systemically (e.g., TNFα, IFN γ, IL-1β), these toxicities did not emerge with Multikine, even at doses many times higher than those administered in the Phase III trial, primarily due to Multikine’s delivery by local injection and dosage.

CEL-SCI published its data as abstracts and posters at the annual conferences for the 2022 American Society of Clinical Oncology (ASCO), 2022 and 2023 European Society for Medical Oncology (ESMO), and the 2023 European Head and Neck Society’s (EHNS’s) annual European Conference On Head And Neck Oncology (ECHNO) and the 2023 European Society for Therapeutic Radiology and Oncology (ESTRO) and 2023 American Head and Neck Society (AHNS). These publications can be accessed at http://www.cel-sci.com/.

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

A “pre-surgical response” is a significant change in disease before surgery. CEL-SCI saw two kinds of responses in the Phase III trial. First, there were “reductions” in the size of the tumor—a reduction of 30% or more qualified as a “pre-surgical reduction” or “PSR” for short. Second, there were disease “downstages,” (e.g., the disease improved from Stage IV to Stage III) pre-surgery. CEL-SCI calls this a “pre-surgical downstaging” or “PSD” for short. CEL-SCI’s 2022 ESMO cancer conference presentation reported on PSR, and CEL-SCI’s new 2023 ESMO presentation reported on PSD.

Across the whole Phase III trial, PSRs were seen in 8.5% of Multikine patients compared to none in the control group. PSDs were seen in 22% of Multikine patients as compared to 13% in the control group. Because Multikine was the only therapy given to these patients before surgery, it is CEL-SCI’s strong belief that Multikine had to be the cause of the higher rates of PSR and PSD. These data are presented visually below. The taller blue columns show PSR and PSD rates in all 529 Multikine-treated patients in the Phase III trial, and the gray columns show PSR and PSD rates for all 394 control patients. The p-values above the columns show comparisons between Multikine and the control groups. With Multikine, statistically speaking, CEL-SCI believes there is a better than 95% chance that the increases in PSR/PSD in the Phase III study were caused by Multikine.

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

None of this changes the fact that CEL-SCI observed statistical significance when analyzing Multikine’s ability to cause PSR/PSD and that these PSR/PSD statistically appear to lead to a higher chance of living five years or longer—CEL-SCI simply had to define a target population who would have a larger number of PSR/PSD. To do so, CEL-SCI analyzed Multikine’s biological mechanism of action, talked to regulators and physicians who knew best, and were guided by the Phase III data, including patient-specific data down to the cellular level. All this of course took time, but CEL-SCI believes it has succeeded and is ready to move forward.

One of the first things we reported from the Phase III study was that Multikine was shown to work best in patients who were deemed “low risk” after surgery, about 40% of the study population. These patients saw a significant 14.1% absolute 5‑year survival benefit vs the “low risk” control group not receiving Multikine. It made sense biologically that these patients would benefit most from Multikine, because they tended to have immune systems that were not yet compromised by the disease. “High risk” patients, by contrast, typically had lymph nodes invaded by the tumor, and needed chemotherapy after surgery. Because their lymph nodes were compromised, this made it harder for their immune systems to work, and they needed surgery as soon as possible without waiting an extra three weeks to receive Multikine. CEL-SCI initially developed criteria for selecting “low-risk” patients at diagnosis—i.e., those having no lymph nodes invaded by the tumor (N0) or only one lymph node invaded by the tumor (N1) as well as no extracapsular spread as determined by PET scan. CEL-SCI published these criteria at the ASCO conference in 2022. However, after discussions with regulators and physicians, CEL-SCI saw that outcomes could be improved further if the N1 patients were excluded, and only the N0 patients were included in the target population.

CEL-SCI also saw from the Phase III data that Multikine was more effective for patients with low PD-L1 tumor expression than for patients with high PD-L1 expression. This analysis was pre-specified in the statistical analysis plan. Targeting low PD-L1 also differentiates Multikine from other immunotherapies. For example, checkpoint inhibitors like Keytruda and Opdivo appear to best serve patients having high PD-L1, because these drugs work by blocking PD1/PD-L1 receptors interactions; when this interaction (PD1/PD-L1) happens it leads to inactivation/death of the immune cells attacking the tumor. While none of these drugs are currently approved as a first-line treatment before surgery, even if such approvals were to come in the future, the large majority of patients in this group having low PD-L1 would still be expected to need Multikine.

CEL-SCI’s target population is now directed to patients who present at diagnosis with N0 nodal involvement and also with low PD-L1 tumor expression (defined as tumor proportions score (TPS) < 10). These patients can be readily identified upon diagnosis with tests that physicians routinely use in cancer screening, a crucial achievement towards Multikine becoming available for use. For instance, a PET scan should be used to determine the N0 nodal status and a screening tumor biopsy should be used to determine the low PD-L1 expression. Doctors already routinely screen head and neck cancer patients using PET scans and biopsy. Therefore, doctors can screen for Multikine patients without new tests or new costs.

Multikine cut the 5-year risk of death in half in the target population. CEL-SCI’s results show that Multikine can cut the risk of death in half at five years versus the control group in the finalized target population. Survival increased from 45% in the control group to 73% in the Multikine group, at five years. This means the risk of death fell to 27% in the Multikine group from 55% in the control, shown below.

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

CEL-SCI acknowledges that efficacy in the target population has not been tested prospectively, but CEL-SCI believes that the data generated to date already presents a compelling patient need in the target population that justifies immediate access to Multikine. This is why the conditional approval pathways were created in the first place. CEL-SCI intends to base its request for regulatory approval, in part, on its view that patients should not have to wait many more years before gaining access to the benefits of Multikine PSRs/PSDs and increased survival, particularly given Multikine’s safety profile and data that mechanistically and empirically supports the target population definition.

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

The major regulatory bodies with whom we are working, U.S. FDA, Health Canada, European Medicines Agency (EMA) and the Medicines and Healthcare products Regulatory Agency (MHRA) in the United Kingdom (UK) all have conditional approval pathways designed for situations where the target population has not been fully tested prospectively and there is strong data supporting clinical benefit for patients. The reason is that regulators understand that in many cases patients should not have to wait for additional data before being offered the chance to benefit from a new drug. Every situation is different and depends on the specific facts.

CEL-SCI had meetings with the FDA and Health Canada earlier in 2023, but they have not yet seen the new data presented for the first time on October 22, 2023 at the ESMO conference, and CEL-SCI plans to provide it to the FDA in Q1 2024. In Canada, CEL-SCI plans to ask for conditional approval under their Notice of Compliance with Conditions (NOC/C) pathway, as they had suggested in 2023. This permits approval of drugs based on safety and “promising” efficacy data while a post-market confirmatory study is ongoing. The approval can be given before the post-market study. In the U.S., the FDA has an accelerated approval pathway that is similar, but a new law in December 2022 requires enrollment in the confirmatory study to be underway before approval will be given in the U.S. Therefore, CEL-SCI plans to start this confirmatory trial as soon as possible in 2024 and will then seek accelerated approval using data from that study as well.

CEL-SCI’s first priority, however, is seeking approval in Europe and the UK, where CEL-SCI has submitted its final target population data. There are more than twice as many patients in the target population overseas than in North America. In Europe and the UK, CEL-SCI has submitted requests for Scientific Advice and are hopeful for meetings in H1 2024. Once a meeting date has been set, CEL-SCI will be able to discuss the data and gain advice on the path forward. It is possible that CEL-SCI may be advised at that time to proceed with a formal application.

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

Capital raised by the Company has been expended primarily for patent applications, research and development, administrative costs, the construction and upgrade of the Company’s manufacturing and laboratory facilities and clinical trials. The Company does not anticipate realizing significant revenues until entering into licensing arrangements for its technology and know-how or until it receives regulatory approval to sell its products (which could take several years). Thus, the Company has been dependent upon the proceeds from the sale of its securities to meet all of the Company’s liquidity and capital requirements and anticipates having to do so in the future.

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

Since the Company launched its Phase 3 clinical trial for Multikine, the Company has incurred expenses of approximately $64.5 million as of December 31, 2023 on direct costs for the Phase 3 clinical trial and the filing of the clinical study report to the FDA. The Company estimates it will incur additional expenses of approximately $0.7 million for the remainder of the Phase 3 clinical trial and the filing of the clinical study report to the FDA. It should be noted that this estimate is based only on the information currently available from the CROs responsible for managing the Phase 3 clinical trial and does not include other related costs, e.g., the manufacturing of the drug.

The Company uses two CROs to manage the global Phase 3 study; ICON and Ergomed, who are both international leaders in managing oncology trials.

Under a co-development agreement, Ergomed agreed to contribute up to $12 million towards the study where it will perform clinical services in exchange for a single digit percentage of milestone and royalty payments, up to a specified maximum amount. Approximately $11.9 million of the committed $12 million contribution has been realized as of December 31, 2023.

During the three months ended December 31, 2023, the Company’s cash decreased by approximately $0.9 million. Significant components of this decrease included cash used to fund the Company’s regular operations of approximately $4.9 million and approximately $0.4 million in payments on their finance lease obligations, offset by net proceeds from the November 2023 financing of approximately $4.5 million.

During the three months ended December 31, 2022, the Company’s cash decreased by approximately $4.7 million. The significant component of this decrease included cash used to fund the Company’s regular operations, including its Phase 3 clinical trial, of approximately $4.7 million.

During the three months ended December 31, 2023, no warrants were exercised. During the three months ended December 31, 2022, 217,752 warrants were exercised at a weighted average exercise price of $2.05 for total proceeds of approximately $0.5 million.

Results of Operations and Financial Condition

The Company incurred a net operating loss of approximately $6.5 million for the three months ended December 31, 2023. This net operating loss consists of significant non-cash expenses including approximately $1.6 million in share-based compensation to employees and non-employees, and approximately $1.0 million in depreciation and amortization expense.

During the three months ended December 31, 2023, research and development expenses decreased by approximately $1.0 million, or 19%, compared to the three months ended December 31, 2022. Major components of this decrease include an approximately $0.2 million decrease in costs incurred to prepare for the potential commercial sale of Multikine, an approximately $0.6 million decrease in expenses related to the Phase 3 study and a decrease of approximately $0.2 million of employee stock compensation expense.

During the three months ended December 31, 2023, general and administrative expenses decreased by approximately $0.1 million, or 6%, compared to the three months ended December 31, 2022. This decrease is primarily due to a decrease in consulting fees of approximately $0.1 million, and a decrease of approximately $0.1 million of employee stock compensation expense. These decreases were offset by a net increase of approximately $0.1 million of other general and administrative expenses.

Net interest expense, which consists primarily of interest paid on lease liabilities, remained relatively constant at approximately $0.2 million for the three months ended December 31, 2023 and December 31, 2022, respectively.

Research and Development Expenses

The Company’s research and development efforts involve Multikine and LEAPS. The table below shows the research and development expenses associated with each project.

	Three Months Ended December 31,
	2023	2022
MULTIKINE	$4,329,252	$5,294,377
LEAPS	23,257	98,169
TOTAL	$4,352,509	$5,392,546

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

The Company believes some of the more critical estimates that affect its financial condition and results of operations are in the areas of leases and share-based compensation.

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

For more information regarding the Company’s critical accounting estimates, see Part II, Item 7 of the Company’s Annual Report on Form 10-K for the year ended September 30, 2023. The application of these critical accounting estimates has been discussed with the Audit Committee of the Company’s Board of Directors.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company does not believe that it has any significant exposure to market risk.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of December 31, 2023. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its periodic reports with the Securities and Exchange Commission is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations, and that such information is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching its desired disclosure control objectives.

The Company’s Chief Executive Officer and Chief Financial Officer has concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2023 due to the material weaknesses described in the Company's Annual Report on Form 10-K for the year ended September 30, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting that occurred during the three months ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2023, the Company issued 88,573 restricted shares of common stock to consultants for investor relations services.

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

Item 5. Other Information

None of our directors or officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in item 408(c) of Regulation S-K) during the quarterly period ending December 31, 2023.

Item 6. Exhibits

Number	Exhibit

31	Rule 13a-14(a) Certifications

32	Section 1350 Certifications

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEL-SCI CORPORATION

Date: February 14, 2024	By:	/s/ Geert Kersten
Geert Kersten
Principal Executive Officer*

* Also signing in the capacity of the Principal Accounting and Financial Officer.

